Form 10-Q
period 1996-03-31
AGREE REALTY CORP
filed 1996-05-10
CIK 917251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1996

                                      OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


             For the transition period from _________ to _________

                        Commission File Number 1-12928

                           Agree Realty Corporation
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Maryland                                                            38-3148187
- ------------------------------------------------------------------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                          Identification No.)


31850 Northwestern Highway, Farmington Hills, Michigan                   48334
- ------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


       Registrant's telephone number, included area code: (810) 737-4190


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   No
                                /X/   / /

              2,649,475 Shares of Common Stock, $.0001 par value,
                      were outstanding as of May 9, 1996

                                                      Agree Realty Corporation

                                                                     Form 10-Q

                                                                         Index

- ------------------------------------------------------------------------------


Part I:    Financial Information                                                        Page

Item 1.    Financial Information                                                           3

           Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995.       4-5

           Consolidated Statements of Operations for the three months ended
             March 31, 1996 and 1995.                                                      6

           Consolidated Statement of Stockholders' Equity for the three months
             ended March 31, 1996.                                                         7

           Consolidated Statements of Cash Flows for the three months ended
             March 31, 1996 and 1995.                                                      8

           Note to Consolidated Financial Statements                                       9


Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.                                                      10-13


Part II:   Other Information

Item 1.    Legal Proceedings                                                              14

Item 2.    Changes in Securities                                                          14

Item 3.    Defaults Upon Senior Securities                                                14

Item 4.    Submission of Matters to a Vote of Security Holders                            14

Item 5.    Other Information                                                              14

Item 6.    Exhibits and Reports on Form 8-K                                               14

Signatures                                                                                15

                                                      Agree Realty Corporation

                                                                        Part I

- ------------------------------------------------------------------------------





ITEM 1.        FINANCIAL INFORMATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

The aforementioned consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and Agree Realty Corporation's Form 10-K for the year ended December 31, 1995.

                                                      Agree Realty Corporation

                                                   Consolidated Balance Sheets

- ------------------------------------------------------------------------------

                                               March 31,          December 31,
                                                 1996                1995
- ------------------------------------------------------------------------------
                                              (Unaudited)          (Audited)

Assets

Real Estate Investments
   Land                                     $  23,672,168       $  23,224,377
   Buildings                                   98,864,743          94,955,086
   Property under development                     549,952             180,805
                                            -------------       -------------

                                              123,086,863         118,360,268
   Less accumulated depreciation              (15,408,244)        (14,792,193)
                                            -------------       -------------

Net Real Estate Investments                   107,678,619         103,568,075

Cash and Cash Equivalents                         621,336           1,283,672

Accounts Receivable - Tenants                     342,472             626,280

Restricted Asset - Cash Held in Escrow            274,667             259,204

Unamortized Deferred Expenses
   Financing costs                              2,570,846           2,513,665
   Leasing costs                                  143,487             140,026

Other Assets                                      944,350             537,487
                                            -------------       -------------

                                            $ 112,575,777       $ 108,928,409
                                            =============       =============

See accompanying note to consolidated financial statements.

                                                      Agree Realty Corporation

                                                   Consolidated Balance Sheets

- ------------------------------------------------------------------------------

                                                         March 31,         December 31,
                                                           1996                1995
- ---------------------------------------------------------------------------------------
                                                       (Unaudited)          (Audited)

Liabilities and Stockholders' Equity

Mortgages Payable                                     $  53,896,423       $  53,970,525

Construction Loans                                        5,742,779          17,603,785

Notes Payable                                            19,420,026           1,977,808

Dividends and Distributions Payable                       1,479,345           1,474,265

Accrued Interest Payable                                    320,317             189,256

Accounts Payable
   Operating                                                369,238             596,913
   Capital expenditures                                     169,634           1,637,861

Tenant Deposits                                              52,144              53,477
                                                      -------------       -------------
Total Liabilities                                        81,449,906          77,503,890
                                                      -------------       -------------
Minority Interest                                         6,026,992           6,118,017
                                                      -------------       -------------

Stockholders' Equity
   Common stock, $.0001 par value, 20,000,000
      shares authorized, 2,649,475 and 2,638,185
      shares issued and outstanding                             265                 264
   Additional paid-in capital                            30,060,908          29,890,292
   Deficit                                               (4,962,294)         (4,584,054)
                                                      -------------       -------------
Total Stockholders' Equity                               25,098,879          25,306,502
                                                      -------------       -------------
                                                      $ 112,575,777       $ 108,928,409
                                                      =============       =============

See accompanying note to consolidated financial statements.

                                                      Agree Realty Corporation

                             Consolidated Statements of Operations (Unaudited)

- ------------------------------------------------------------------------------


                                   Three Months Ended  Three Months Ended
                                     March 31, 1996      March 31, 1995
- ------------------------------------------------------------------------------

Revenues
   Rental income                        $ 3,434,828       $ 2,958,719
   Operating cost reimbursement             476,673           424,312
   Interest income and other                 27,331            46,044
                                        -----------       -----------
Total Revenues                            3,938,832         3,429,075
                                        -----------       -----------
Expenses
   Real estate taxes                        292,114           277,250
   Property operating expenses              313,482           252,942
   General and administrative               282,841           246,486
   Interest                               1,311,396         1,035,587
   Amortization of financing costs           96,289            57,740
   Depreciation and amortization            632,629           572,011
                                        -----------       -----------
Total Expenses                            2,928,751         2,442,016
                                        -----------       -----------
Income Before Minority Interest           1,010,081           987,059

Minority Interest                          (196,057)         (192,180)
                                        -----------       -----------
Net Income                              $   814,024       $   794,879
                                        ===========       ===========
Earnings Per Share                      $       .31       $       .30
                                        ===========       ===========
Weighted Average Number of
   Common Shares Outstanding              2,649,475         2,638,185
                                        ===========       ===========

See accompanying note to consolidated financial statements.

                                                      Agree Realty Corporation

                    Consolidated Statement of Stockholders' Equity (Unaudited)

- ------------------------------------------------------------------------------


                                                               Common Stock              Additional
                                                         --------------------------       Paid-In
                                                           Shares          Amount         Capital           Deficit
- ----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                               2,638,185      $       264      $29,890,292      $(4,584,054)

Stock awards                                                11,290                1          170,616               --

Dividends declared for the period January 1, 1996
   to March 31, 1996, $.45 per share                            --               --               --       (1,192,264)

Net income for the period January 1, 1996 to
   March 31, 1996                                               --               --               --          814,024
                                                         ---------      -----------      -----------      -----------

Balance, March 31, 1996                                  2,649,475      $       265      $30,060,908      $(4,962,294)
                                                         =========      ===========      ===========      ===========

See accompanying note to consolidated financial statements.

                                                      Agree Realty Corporation

                             Consolidated Statements of Cash Flows (Unaudited)

- ------------------------------------------------------------------------------


                                                                      Three Months Ended   Three Months Ended
                                                                         March 31,1996        March 31, 1995
- -------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
   Net income                                                             $    814,024       $    794,879
   Adjustments to reconcile net income to net
      cash provided by operating activities
         Depreciation                                                          618,479            557,400
         Amortization                                                          110,439             72,351
         Minority interests                                                    196,057            192,180
         Decrease in accounts receivable                                       283,808            209,568
         Increase in other assets                                             (240,662)          (353,686)
         Decrease in accounts payable                                         (227,675)          (216,375)
         Increase in accrued interest                                          131,061              5,341
         Decrease in tenant deposits                                            (1,333)                --
                                                                          ------------       ------------
Net Cash Provided By Operating Activities                                    1,684,198          1,261,658
                                                                          ------------       ------------
Cash Flows Used In Investing Activities
   Acquisition of real estate investments (including
      capitalized interest of $17,164 in 1996)                              (4,726,595)                --
                                                                          ------------       ------------
Cash Flows From Financing Activities
   Line-of-credit proceeds                                                  17,442,218                 --
   Payment of construction loans                                           (11,861,006)                --
   Dividends and limited partners' distributions paid                       (1,474,265)        (1,474,263)
   Repayment of payables - capital expenditures                             (1,468,227)                --
   Payments for financing costs                                               (153,470)                --
   Payments of mortgages payable                                               (74,102)           (67,818)
   Payments of leasing costs                                                   (15,624)                --
   Increase in escrow deposits                                                 (15,463)           (15,309)
                                                                          ------------       ------------
Net Cash Provided By (Used In) Financing Activities                          2,380,061         (1,557,390)
                                                                          ------------       ------------
Net Decrease In Cash and Cash Equivalents                                     (662,336)          (295,732)
Cash and Cash Equivalents, beginning of period                               1,283,672          1,659,406
                                                                          ------------       ------------
Cash and Cash Equivalent, end of period                                   $    621,336       $  1,363,674
                                                                          ============       ============
Supplemental Disclosure of Cash Flow Information
   Cash paid for interest                                                 $  1,197,499       $  1,030,246
                                                                          ============       ============
Supplemental Disclosure of Non-Cash Transactions
   Dividends and limited partners' distributions declared and unpaid      $  1,479,345       $  1,474,265
   Shares issued under Restricted Stock Plan                              $    170,616       $         --
                                                                          ============       ============

See accompanying note to consolidated financial statements.

                                                      Agree Realty Corporation

                                     Note to Consolidated Financial Statements
                                                                   (Unaudited)

- ------------------------------------------------------------------------------




1. Basis of Presentation    The accompanying unaudited 1996 consolidated
                            financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
                            (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual
                            Report for the year ended December 31, 1995.

                                                      Agree Realty Corporation

                                                                        Part I

- ------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following should be read in conjunction with the Unaudited Consolidated Financial Statements of Agree Realty Corporation (the "Company") including the respective note thereto, all of which are included in this Form 10-Q.

Formation of the Company and Initial Public Offering

Agree Realty Corporation was established to continue the business of the Agree Predecessors in operating and expanding the community shopping center business. The Company effectively commenced its operations on April 22, 1994 with the sale of 2,500,000 shares of common stock at a price of $19.50 per share. The net cash proceeds to the Company from the completion of this initial public offering was approximately $45.4 million which was used primarily to reduce outstanding indebtedness, pay stock issuance costs and establish a working capital reserve.

The assets of the Company are held by, and all operations conducted through the Operating Partnership. The Company is operating as a real estate investment trust ("REIT") for federal income tax purposes.

Comparison of Three Months Ended March 31, 1996 to Three Months Ended March 31, 1995

Rental income increased $476,000 or 16% to $3,435,000 in 1996, compared to $2,959,000 in 1995. The increase in 1996 was the result of $520,000 from the development and acquisition of six single tenant properties, and a reduction of $44,000 relating primarily to expired leases for which the Company is actively pursuing replacement tenants.

Operating cost reimbursements, which represent additional rent required by substantially all of the Company's leases to cover the tenants proportionate share of the property's operating expenses increased $53,000 or 12% to $477,000 in 1996, compared to $424,000 in 1995. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expenses from 1996 and 1995 as explained below.

Interest and other income decreased $19,000 to $27,000 in 1996 versus $46,000 in 1995. The decrease was a result of a reduction in investment income.

                                                      Agree Realty Corporation

                                                                        Part I

- ------------------------------------------------------------------------------

Real estate taxes increased $15,000 or 5% to $292,000 in 1996 versus $277,000 in 1995. The increase in the result of general assessment increases related to the shopping center properties and the addition of one single tenant property located in Monroeville, Pennsylvania.

Property operating expense (shopping center maintenance, insurance and utilities) increased $60,000, or 24% to $313,000 in 1996 versus $253,000 in 1995. The majority of the increase ($42,000) related to increased snow removal costs as a result of heavy snows in northern Michigan and Wisconsin. Shopping center maintenance increased $19,000, insurance decreased $6,000 and utilities increased $5,000 in 1996 versus 1995.

General and administrative expenses increased $36,000, or 15% to $283,000 in 1996 versus $247,000 in 1995. The increase was primarily the result of compensation related expenses ($16,000) and other general inflationary increases.

Interest expense and amortization of financing costs increased $315,000 or 29%, to $1,408,000 in 1996, from $1,093,000 in 1995. The increase in interest expense of $276,000 was the result of the Company financing the development and acquisition of six single tenant properties completed in late 1995 and early 1996. The increase in amortization of financing costs of $39,000 was the result of costs incurred in connection with the Company's $50 million credit facility.

Depreciation and amortization increased $61,000 or 11% to $633,000 in 1996 versus $572,000 in 1995. The increase is the result of the completion of six single tenant properties in late 1995 and early 1996.

The Company's income before minority interest increased $23,000 as a result of the foregoing factors.

Liquidity and Capital Resources

The Company's principal demands for liquidity are expected to be distributions to its stockholders, debt repayment, development of new properties, and future property acquisitions.

During the quarter ended March 31, 1996 the Company declared a quarterly dividend of $.45 per share. The dividend was paid on April 18, 1996 to holders of record on March 29, 1996.

Historical funds from operations (revised definition) for the quarter ended March 31, 1996 increased to $1,661,000 from $1,569,000 for the same period in 1995, due primarily to the development and acquisition of additional single tenant properties.

                                                      Agree Realty Corporation

                                                                        Part I

- ------------------------------------------------------------------------------

As of March 31, 1996, the Company had total mortgage indebtedness of $53,896,423 with a weighted average interest rate of 7.61%. Future scheduled annual maturities of mortgages payable for the years ended March 31, are as follows: 1997 - $300,981; 1998 - $390,258; 1999 - $2,699,651; 2000 -
$8,834,604; 2001 - $988,630. The debt is all fixed rate debt with the exception of $2,375,000 which bears interest at one half percent over the prime rate.

The Company has in place a $50 million line-of-credit facility (the "Credit Facility") which is guaranteed by the Company. The loan is for a three year period and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of LIBOR plus 200 basis points to 263 basis points or the bank's prime rate plus 37 basis points to 75 basis points, at the option of the Company, based on certain factors such as debt to capital value and debt service coverage. The Credit Facility will be used to fund property acquisitions and development acquisitions and development activities and is secured by existing unencumbered properties and properties to be acquired or developed. As of March 31, 1996, $15,433,761 was outstanding under this facility.

The Company also has in place a $5 million dollar line-of-credit. The line bears interest at the bank's prime rate or 225 basis points in excess of the one month LIBOR rate at the option of the Company. The purpose of the loan is to provide working to the Company and fund land options and start-up costs associated with new projects. As of March 31, 1996, $3,986,265 is outstanding under this line.

The Company has entered into an agreement to fund the construction of certain Single Tenant retail properties. Advances under this agreement bear no interest and are required to be repaid within sixty (60) days after the date construction has been completed. The advances are secured by the specific land and buildings being developed. As of March 31, 1996 $5,742,779 was outstanding under this agreement.

The Company has development activity under way which will add an additional 87,000 square feet of retail space to the Company's portfolio during 1996. In addition, to the development activity, the Company acquired a 21,000 square foot retail facility located in Columbus, Ohio and an interest in a 110,000 square foot Single Tenant Property located in Ann Arbor, Michigan. In April 1996 the Company acquired a 30,000 square foot Single Tenant Property located in Aventura, Florida. Management expects the development and acquisition of these retail projects to have a positive effect on cash generated by operating activities and Funds From Operations. Additional Company funding required for these projects is estimated to be $5.3 million and will come from the Credit Facility.

                                                      Agree Realty Corporation

                                                                        Part I

- ------------------------------------------------------------------------------

The Company intends to meet its short-term liquidity requirements, including capital expenditures related to the leasing and improvement of the properties, through its cash flow provided by operations and the line-of-credit arrangement. Management believes that adequate cash flow will be available to fund its operations and pay dividends in accordance with REIT requirements. The Company may obtain additional funds for future development or acquisitions through other borrowings or the issuance of additional shares of common stock. The Company intends to incur additional debt in a manner consistent with its policy of maintaining a long-term debt to total market capitalization ratio of 50% or less, provided that during the period when temporary construction or acquisition financing is used in connection with the development or acquisition of a property, the Company intends to maintain a ratio of total debt (including construction an acquisition financing) to total market capitalization of 65% or less.

Kmart Corporation is the Company's largest tenant in terms of both GLA and base rental revenue. As of December 31, 1995, the Company's 15 leases with Kmart represented approximately 51% of its GLA, 39% of its average annual base rental income and 52% of the Company's future minimum rentals. Kmart has experienced declining earnings in recent periods, and has announced plans to eliminate a significant number of jobs and close over 175 of its existing stores (none of which were leased from the Company). In January of 1996, Standard and Poor's (S&P) downgraded Kmart's senior debt rating to "BB" from "BBB". Leases with Kmart generally provide that it may cease to occupy the property, although it remains liable for payment of all future base rental and recoveries under the relevant lease. The Company is not aware of any plans by Kmart to vacate a property; however, should Kmart abandon a property, although it would remain liable for its lease payments, such an action would result in other tenants having the right to terminate their leases at the affected property.

Inflation

The Company's leases generally contain provisions designed to mitigate the adverse impact of inflation on net income. These provisions include clauses enabling the Company to pass through to tenants certain operating costs, including real estate taxes, common area maintenance, utilities and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. Certain of the Company's leases contain clauses enabling the Company to receive percentage rents based on tenants' gross sales, which generally increase as prices rise, and, in certain cases, escalation clauses, which generally increase rental rates during the terms of the leases. In addition, expiring tenant leases permit the Company to seek increased rents upon re-lease at market rates if rents are below the then existing market rates.

                                                      Agree Realty Corporation

                                                                       Part II

- ------------------------------------------------------------------------------


Other Information

Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
           None

                                                      Agree Realty Corporation

                                                                    Signatures

- ------------------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Agree Realty Corporation


/s/ RICHARD AGREE
- --------------------------------------------------------
Richard Agree
President and Chief Executive Officer


/s/ KENNETH R. HOWE
- --------------------------------------------------------
Kenneth R. Howe
Vice President - Finance and Secretary
(Principal Financial Officer)






Date:  May 9, 1996
     --------------