Form 10-Q
period 1996-06-30
AGREE REALTY CORP
filed 1996-08-07
CIK 917251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549


                                   FORM 10-Q


        |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


               For the quarterly period ended June 30, 1996

                                      OR

       |_| Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


          For the transition period from _________ to _________

                        Commission File Number 1-12928



                           Agree Realty Corporation
_____________________________________________________________________________
            (Exact name of registrant as specified in its charter)



Maryland                                                           38-3148187
_____________________________________________________________________________
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification No.)



31850 Northwestern Highway, Farmington Hills, Michigan                  48334
_____________________________________________________________________________
(Address of principal executive offices)                           (Zip Code)



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


                                   Yes    No
                                   |X|    |_|


2,649,475 Shares of Common Stock, $.0001 par value, were outstanding as of August 2, 1996




                                                      Agree Realty Corporation


                                                                     Form 10-Q

                                                                         Index

- ------------------------------------------------------------------------------


Part I: Financial Information                                            Page
Item 1. Financial Information                                            3

        Consolidated Balance Sheets as of
        June 30, 1996 and December 31, 1995.                             4-5

        Consolidated Statements of Operations for
        the six months ended June 30, 1996 and 1995.                     6

        Consolidated Statements of Operations for
        the three months ended June 30, 1996 and 1995.                   7

        Consolidated Statement of Stockholders' Equity for
        the six months ended June 30, 1996.                              8

        Consolidated Statements of Cash Flows for
        the six months ended June 30, 1996 and 1995.                     9-10

        Notes to Consolidated Financial Statements                       11-12

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.                   13-18
Part II:Other Information
Item 1. Legal Proceedings                                                19

Item 2. Changes in Securities                                            19

Item 3. Defaults Upon Senior Securities                                  19

Item 4. Submission of Matters to a Vote of Security Holders              19

Item 5. Other Information                                                19

Item 6. Exhibits and Reports on Form 8-K                                 19

Signatures                                                               20

                                       2

                                                      Agree Realty Corporation

                                                                        Part I


- ------------------------------------------------------------------------------


ITEM 1.   FINANCIAL INFORMATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

The aforementioned consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and Agree Realty Corporation's Form 10-K for the year ended December 31, 1995.

                                                      Agree Realty Corporation

                                                   Consolidated Balance Sheets


- ------------------------------------------------------------------------------

                                              June 30,         December 31,
                                                1996               1995
                                              --------         ------------
                                              (Unaudited)      (Audited)
Assets
Real Estate Investments
  Land                                        $   25,241,168   $  23,224,377
  Buildings                                      101,359,408      94,955,086
  Property under development                         826,621         180,805
                                              --------------   -------------

                                                 127,427,197     118,360,268
  Less accumulated depreciation                  (16,044,340)    (14,792,193)
                                              --------------   -------------

Net Real Estate Investments                      111,382,857     103,568,075

Cash and Cash Equivalents                            472,854       1,283,672

Accounts Receivable - Tenants                        241,452         626,280

Restricted Asset - Cash Held in Escrow               290,129         259,204

Investments In and Advances To
  Unconsolidated Entities                          1,353,799              --

Unamortized Deferred Expenses
  Financing costs                                  2,531,173       2,513,665
  Leasing costs                                      157,019         140,026

Other Assets                                         749,152         537,487
                                              --------------   -------------

                                              $  117,178,435   $ 108,928,409
                                              ==============   =============

         See accompanying notes to consolidated financial statements.

                                                      Agree Realty Corporation

                                                   Consolidated Balance Sheets

- ------------------------------------------------------------------------------

                                             June 30,           December 31,
                                               1996                1995
                                             ---------          ------------


                                             (Unaudited)            (Audited)
Liabilities and Stockholders' Equity

Mortgages Payable                            $   53,820,660     $  53,970,525


Construction Loans                                7,728,511        17,603,785


Notes Payable                                    22,550,026         1,977,808


Dividends and Distributions Payable               1,479,345         1,474,265


Accrued Interest Payable                            333,472           189,256


Accounts Payable
  Operating                                         337,964           596,913
  Capital expenditures                              165,852         1,637,861


Tenant Deposits                                      52,144            53,477
                                             --------------     -------------


Total Liabilities                                86,467,974        77,503,890
                                             --------------     -------------


Minority Interest                                 5,946,420         6,118,017
                                             --------------     -------------


Stockholders' Equity
  Common stock, $.0001 par value,
    20,000,000 shares authorized,
    2,649,475 and 2,638,185 shares
    issued and outstanding                              265               264
  Additional paid-in capital                     30,060,908        29,890,292
  Deficit                                        (5,297,132)       (4,584,054)
                                             --------------     -------------


Total Stockholders' Equity                       24,764,041        25,306,502
                                             --------------     -------------

                                             $  117,178,435     $ 108,928,409
                                             ==============     =============

         See accompanying notes to consolidated financial statements.

                                                      Agree Realty Corporation

                             Consolidated Statements of Operations (Unaudited)

- ------------------------------------------------------------------------------

                                         Six Months Ended     Six Months Ended
                                         June 30, 1996        June 30, 1995
                                         ----------------     ----------------
Revenues
  Rental income                           $6,957,535           $5,877,472
  Operating cost reimbursement               895,996              812,096
  Management fees and other                   39,580               37,681
                                          ----------           ----------
Total Revenues                             7,893,111            6,727,249
                                          ----------           ----------
Operating Expenses
  Real estate taxes                          585,705              564,250
  Property operating expenses                507,031              405,458
  Land lease payments                        113,083               28,000
  General and administrative                 541,872              462,303
  Depreciation and amortization            1,286,850            1,145,634
                                          ----------           ----------
Total Operating Expenses                   3,034,541            2,605,645
                                          ----------           ----------
Income From Operations                     4,858,570            4,121,604
                                          ----------           ----------

Other Income (Expense)
  Interest expense, net                   (2,935,603)          (2,131,329)
  Equity in net income of
    unconsolidated entities                  151,048                   --
                                          ----------           ----------
Total Other Expense                       (2,784,555)          (2,131,329)
                                          ----------           ----------
Income Before Minority Interest            2,074,015            1,990,275

Minority Interest                           (402,566)            (387,507)
                                          ----------           ----------

Net Income                                $1,671,449           $1,602,768
                                          ==========           ==========
Earnings Per Share                        $     0.63           $     0.61
                                          ==========           ==========
Weighted Average Number of
  Common Shares Outstanding                2,649,475            2,638,185
                                          ==========           ==========

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                             Consolidated Statements of Operations (Unaudited)


- ------------------------------------------------------------------------------

                                     Three Months Ended   Three Months Ended
                                     June 30, 1996        June 30, 1995
                                     -----------------    -----------------
Revenues
  Rental income                      $  3,586,504         $  2,918,753
  Operating cost reimbursement            419,323              387,784
  Management fees and other                19,720               17,579
                                     ------------         ------------
Total Revenues                          4,025,547            3,324,116
                                     ------------         ------------
Operating Expenses
  Real estate taxes                       293,591              287,000
  Property operating expenses             193,549              152,516
  Land lease payments                      99,083               14,000
  General and administrative              273,031              229,817
  Depreciation and amortization           654,221              573,623
                                     ------------         ------------
Total Operating Expenses                1,513,475            1,256,956
                                     ------------         ------------
Income From Operations                  2,512,072            2,067,160
                                     ------------         ------------
Other Income (Expense)
  Interest expense, net                (1,535,389)          (1,063,944)
  Equity in net income of
    unconsolidated entities                87,251                   --
                                     ------------         ------------
Total Other Expense                    (1,448,138)          (1,063,944)
                                     ------------         ------------
Income Before Minority Interest         1,063,934            1,003,216

Minority Interest                        (206,509)            (195,326)
                                     ------------         ------------
Net Income                           $    857,425         $    807,890
                                     ============         ============
Earnings Per Share                   $       0.32         $       0.31
                                     ============         ============
Weighted Average Number of
  Common Shares Outstanding             2,649,475            2,638,185
                                     ============         ============

         See accompanying notes to consolidated financial statements.

                                                      Agree Realty Corporation

                    Consolidated Statement of Stockholders' Equity (Unaudited)


- ------------------------------------------------------------------------------

                                              Common Stock
                                              ------------         Additional
                                                                     Paid-In
                                        Shares      Amount           Capital          Deficit
                                        ------      ------         ----------         -------

Balance, January 1, 1996                2,638,185   $  264         $29,890,292        $(4,584,054)

Stock awards                               11,290        1             170,616                 --

Dividends declared for the period
 January 1, 1996 to June 30, 1996,
 $.90 per share                                --       --                  --         (2,384,527)

Net income for the period
 January 1, 1996 to June 30, 1996              --       --                  --          1,671,449
                                        ---------   ------         -----------        -----------
Balance, June 30, 1996                  2,649,475   $  265         $30,060,908        $(5,297,132)
                                        =========   ======         ===========        ===========

         See accompanying notes to consolidated financial statements.

                                                      Agree Realty Corporation

                             Consolidated Statements of Cash Flows (Unaudited)


- ------------------------------------------------------------------------------

                                                     Six Months Ended       Six Months Ended
                                                     June 30, 1996          June 30, 1995
                                                     ----------------       ----------------
Cash Flows From Operating Activities
  Net income                                          $  1,671,449          $    1,602,768
    Adjustments to reconcile net income to net
     cash provided by operating activities
     Depreciation                                        1,240,056               1,097,149
     Amortization                                          242,702                 163,965
     Minority interests                                    402,566                 387,507
     Decrease in accounts receivable                       384,828                 385,167
     Increase in other assets                              (50,521)                303,792)
     Decrease in accounts payable                         (258,949)                (89,274)
     Increase in accrued interest                          144,216                  16,180
     Decrease in tenant deposits                            (1,332)                   (688)
                                                      ------------          --------------
Net Cash Provided By Operating Activities                3,775,015               3,258,982
                                                      ------------          --------------

Cash Flows Used In Investing Activities
  Acquisition of real estate investments (including
   capitalized interest of $40,496 in 1996
   and $35,818 in 1995)                                 (9,066,929)             (5,292,650)
  Investment in and advances to
   unconsolidated entities                              (1,353,799)                     --
  Proceeds from sale of marketable securities                   --                 300,188
                                                      ------------          --------------
Net Cash Used In Investing Activities                  (10,420,728)             (4,992,462)
                                                      ------------          --------------
Cash Flows From Financing Activities
  Line-of-credit proceeds                               20,572,218               1,700,413
  Payment of construction loans                         (9,875,274)                     --
  Dividends and limited partners'
   distributions paid                                   (2,953,610)             (2,948,529)
  Repayment of payables - capital expenditures          (1,472,009)                     --
  Payments for financing costs                            (213,416)                     --
  Payments of mortgages payable                           (149,865)               (137,155)
  Payments of leasing costs                                (42,224)                     --
  Increase in escrow deposits                              (30,925)                (36,960)
  Increase in payables - capital expenditures                   --               3,099,916
                                                      ------------          --------------
Net Cash Provided By Financing Activities                5,834,895               1,677,685
                                                      ------------          --------------
Net Decrease In Cash and Cash Equivalents                 (810,818)                (55,795)
Cash and Cash Equivalents, beginning of period           1,283,672               1,659,406
                                                      ------------          --------------
Cash and Cash Equivalent, end of period               $    472,854          $    1,603,611
                                                      ============          ==============

         See accompanying notes to consolidated financial statements.

                                                      Agree Realty Corporation

                             Consolidated Statements of Cash Flows (Unaudited)

- ------------------------------------------------------------------------------

                                                     Six Months Ended       Six Months Ended
                                                      June 30, 1996            June 30, 1995
                                                     ----------------       ----------------
Supplemental Disclosure of Cash Flow Information
  Cash paid for interest                              $   2,648,118         $    2,090,911
                                                      =============         ==============
Supplemental Disclosure of Non-Cash Transactions
  Dividends and limited partners' distributions
   declared and unpaid                                $   1,479,345         $    1,474,265
  Shares issued under Restricted Stock Plan           $     170,616         $           --
                                                      =============         ==============

         See accompanying notes to consolidated financial statements.

                                                      Agree Realty Corporation


                                    Notes to Consolidated Financial Statements
                                                                   (Unaudited)
- ------------------------------------------------------------------------------



1.   Basis of
     Presentation       The accompanying unaudited 1996 consolidated financial
                        statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
                        Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December
                        31, 1995 has been derived from the audited consolidated financial statements at that date.
                        Operating results for the six month period ended June
                        30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December
                        31, 1995.

2.   Summary of
     Significant
     Accounting
     Policies           Investments in Unconsolidated Entities

                        The Company uses the equity method of accounting for investments in non-majority owned entities where the Company has the ability to exercise significant influence over operating and financial policies.

3.   Investments in
     and Advances
     to
     Unconsolidated
     Entities During 1996, the Company acquired economic interests, generally approximating 11-15%, in five limited liability companies formed for the purpose of acquiring, developing and operating properties located in Ann Arbor, Michigan; Boynton Beach, Florida; Tulsa, Oklahoma; Oklahoma City, Oklahoma; and Omaha, Nebraska. The Company accounts for these investments using the equity method of accounting, whereby its initial investment is recorded at cost, and the carrying amount of the investment is (a) increased by the Company's share of the investees' earnings (as defined in the limited liability company agreements), and (b) reduced by distributions paid from the investees to the Company.

                                                      Agree Realty Corporation


                                    Notes to Consolidated Financial Statements
                                                                   (Unaudited)



- ------------------------------------------------------------------------------

Combined summarized balance sheet and income statement information for these five unconsolidated entities is as follows:

June 30,                                                   1996
- ------------------------------------------------------------------------------
Assets
     Operating property                                 $  10,975,000
     Property under development                             6,945,000
                                                        -------------
Total Real Estate                                          17,920,000
Other Assets                                                1,871,000
                                                        -------------
                                                        $  19,791,000
                                                        =============

Liabilities and Equity
     Liabilities                                        $     146,000
     Equity                                                19,645,000
                                                        -------------
                                                        $  19,791,000
                                                        =============
                                                     Six Months Ended
                                                        June 30, 1996
- ------------------------------------------------------------------------------
Rental revenues                                         $     419,000
Expenses                                                           --
                                                        -------------
Net Income                                              $     419,000
                                                        =============



4.   Lease
     Commitments       The Company has entered into certain land lease
                        agreements for three of its properties. As of June 30, 1996, approximate future annual lease commitments under these agreements are as follows:

Year Ended June 30,
- ------------------------------------------------------------------------------
1997                  $  446,000
1998                     446,000
1999                     446,000
2000                     462,000
2001                     485,000
Thereafter             6,849,000

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

Comparison of Six Months Ended June 30, 1996 to Six Months Ended June 30, 1995

Rental income increased $1,080,000 or 18% to $6,958,000 in 1996, compared to $5,878,000 in 1995. The increase was the result of $1,097,000 resulting from the development and acquisition of six single tenant properties, and a reduction of $17,000 relating to the Company's shopping center portfolio as a result of releasing activities.

Operating cost reimbursements, which represent additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of the property's operating expenses, increased $84,000 or 10% to $896,000 in 1996, compared to $812,000 in 1995. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expenses from 1996 to 1995 as explained below.

                                                      Agree Realty Corporation

                                                                        Part I



- ------------------------------------------------------------------------------

Management fees and other income remained relatively constant at $40,000 in 1996 versus $38,000 in 1995.

Real estate taxes increased $22,000, or 4% to $586,000 in 1996 versus $564,000 in 1995. The increase is the result of general assessment increases relating to the shopping center properties and the addition of one single tenant property located in Monroeville, PA.

Property operating expenses (shopping center maintenance, insurance and utilities) increased $101,000, or 25% to $507,000 in 1996 versus $406,000 in
1995. The increase was primarily the result of additional snow removal costs ($42,000) as a result of heavy snows in northern Michigan and Wisconsin, and additional shopping center maintenance ($65,000); in addition, insurance costs decreased $12,000 and utilities increased $6,000 in 1996 versus 1995.

Land lease payments increased $85,000 to $113,000 in 1996 versus $28,000 in 1995 as a result of the acquisition of a single tenant property in Aventura, Florida.

General and administrative expenses increased $80,000, or 17% to $542,000 in 1996 versus $462,000 in 1995. The increase was primarily the result of compensation related expenses ($27,000) and other general inflationary increases. General and administrative expenses as a percentage of rental income remained relatively constant at 7.8% for 1996 and 7.9% for 1995.

Depreciation and amortization increased $141,000 or 12% to $1,287,000 in 1996 versus $1,146,000 in 1995. The increase is the result of the development and acquisition of six properties.

Interest expense increased $804,000 or 38%, to $2,935,000 in 1996, from $2,131,000 in 1995. The increase in interest expense was the result of the Company financing the development and acquisition of six properties.

Equity in net income of unconsolidated entities represents the Company's share of the net income ($151,000) of five limited liability companies formed for the purpose of acquiring, developing and operating properties. These entities were not in existence for the period ended June 30, 1995.

The Company's income before minority interest increased $84,000 as a result of the foregoing factors.

                                                      Agree Realty Corporation

                                                                        Part I


- ------------------------------------------------------------------------------

Comparison of Three Months Ended June 30, 1996 to Three Months Ended June 30,
1995

Rental income increased $668,000 or 23% to $3,587,000 in 1996, compared to $2,919,000 in 1995. The increase was the result of $641,000 resulting from the development and acquisition of six single tenant properties and an increase of $27,000 as a result of increased occupancy of the Company's shopping centers properties.

Operating cost reimbursements increased $32,000 or 8% to $419,000 in 1996, compared to $387,000 in 1995. The increase was due to the increase in real estate taxes and property operating expenses from 1996 to 1995 as explained above.

Management fees and other income remained relatively constant at $20,000 in 1996 versus $18,000 in 1995.

Real estate taxes increased $7,000, or 2% to $294,000 in 1996 versus $287,000 in 1995. The increase is the result of general assessment increases relating to the shopping center properties.

Property operating expense increased $41,000, or 27% to $194,000 in 1996 versus $153,000 in 1995. The increase was the result of an increase in shopping center maintenance ($46,000) and a decrease in insurance costs ($5,000).

Land lease payments increased $85,000 to $99,000 in 1996 versus $14,000 in 1995 as a result of the acquisition of a single tenant property in Aventura, Florida.

General and administrative expenses increased $43,000, or 19% to $273,000 in 1996 versus $230,000 in 1995. The increase was the result of compensation related expenses ($18,000) and other general inflationary increases. General and administrative expenses, as a percentage of rental income, decreased slightly from 7.9% for 1995 and 7.6% for 1996.

Depreciation and amortization increased $81,000, or 14% to $654,000 in 1996 versus $573,000 in 1995. The increase is the result of the development and acquisition of six properties.

Interest expense increased $471,000, or 44% to $1,535,000 in 1996, from $1,064,000 in 1995. The increase was the result of the Company financing the development and acquisition of six properties.

                                                      Agree Realty Corporation

                                                                        Part I


- ------------------------------------------------------------------------------

Equity in net income of unconsolidated entities represents the Company's share of the net income ($87,000) of five joint ventures formed for the purpose of acquiring and developing single tenant properties. These entities were not formed for the period ended June 30, 1995.

The Company's income before minority interest increased $61,000 as a result of the foregoing factors.

Liquidity and Capital Resources

The Company's principal demands for liquidity are expected to be distributions to its stockholders, debt repayment, development of new properties, and future property acquisitions.

During the quarter ended June 30, 1996, the Company declared a quarterly dividend of $.45 per share. The dividend was paid on July 18, 1996 to holders of record on June 28, 1996.

Historical funds from operations (revised definition) for the six months ended June 30, 1996 increased to $3,397,000 or $1.03 per share from $3,156,000 or
$.96 per share for the same period in 1995, due primarily to the development and acquisition of additional single tenant properties.

As of June 30, 1996, the Company had total mortgage indebtedness of $53,820,660 with a weighted average interest rate of 7.62%. Future scheduled annual maturities of mortgages payable for the years ended June 30, are as follows: 1997 - $317,393; 1998 - $403,195; 1999 - $10,436,571; 2000 -
$933,708; 2001 - $1,007,665. The debt is all fixed rate debt with the exception of $2,375,000 which bears interest at one half percent over the prime rate.

The Company has in place a $50 million line-of-credit facility (the "Credit Facility") which is guaranteed by the Company. The loan is for a three year period and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of LIBOR plus 200 basis points to 263 basis points or the bank's prime rate plus 37 basis points to 75 basis points, at the option of the Company, based on certain factors such as debt to capital value and debt service coverage. The Credit Facility will be used to fund property acquisitions and development acquisitions and development activities and is secured by existing unencumbered properties and properties to be acquired or developed. As of June 30, 1996, $18,563,761 was outstanding under this facility.

                                                      Agree Realty Corporation

                                                                        Part I


- ------------------------------------------------------------------------------


The Company also has in place a $5 million dollar line-of-credit. The line bears interest at the bank's prime rate or 225 basis points in excess of the one month LIBOR rate at the option of the Company. The purpose of the loan is to provide working to the Company and fund land options and start-up costs associated with new projects. As of June 30, 1996, $3,986,265 is outstanding under this line.

The Company has entered into an agreement to fund the construction of certain Single Tenant retail properties. Advances under this agreement bear no interest and are required to be repaid within sixty (60) days after the date construction has been completed. The advances are secured by the specific land and buildings being developed. As of June 30, 1996 $7,728,511 was outstanding under this agreement.

The Company has development activity under way which will add an additional 87,000 square feet of retail space to the Company's portfolio during 1996. Management expects the development and acquisition of these retail projects to have a positive effect on cash generated by operating activities and Funds From Operations. Additional Company funding required for these projects is estimated to be $5 million and will come from the Credit Facility.

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

                                                      Agree Realty Corporation

                                                                        Part I

- ------------------------------------------------------------------------------


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

Item 1.  Legal Proceedings
         None


Item 2.  Changes in Securities
         None


Item 3.  Defaults Upon Senior Securities
         None


Item 4.  Submission of Matters to a Vote of Security Holders


         On May 13, 1996, the Company held its Annual Meeting of Shareholders. The following were the results of the meeting:


         The shareholders elected Richard Agree and Michael Rotchford as Directors until the annual meeting of shareholders in 1999 or until a successor is elected and qualified.


         The vote was as follows:

         Richard Agree
                 Votes cast for                     2,469,210
                 Votes withheld                         5,860
                 Abstained                            178,104

         Michael Rotchford
                 Votes cast for                     2,470,370
                 Votes withheld                         4,700
                 Abstained                            178,104

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


Agree Realty Corporation



/s/ RICHARD AGREE
- ---------------------------------------
Richard Agree
President and Chief Executive Officer



/s/ KENNETH R. HOWE
- ---------------------------------------
Kenneth R. Howe
Vice President - Finance and Secretary
  (Principal Financial Officer)






Date:  August 2, 1996