Form 10-Q
period 1996-09-30
AGREE REALTY CORP
filed 1996-11-06
CIK 917251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q




|X|   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

               For the quarterly period ended September 30, 1996

                                      OR


|_|   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934


             For the transition period from _________ to _________

                        Commission File Number 1-12928



                           Agree Realty Corporation
-----------------------------------------------------------------------------
                    (Exact name of registrant as specified in its charter)



Maryland                                                           38-3148187
-----------------------------------------------------------------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification No.)



31850 Northwestern Highway, Farmington Hills, Michigan                  48334
-----------------------------------------------------------------------------

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


                                   Yes    No
                                   |X|    |_|


2,649,475 Shares of Common Stock, $.0001 par value, were outstanding as of November 1, 1996



                                                      Agree Realty Corporation
                                                                     Form 10-Q

                                                                         Index
------------------------------------------------------------------------------



Part I: Financial Information                                            Page
Item 1. Interim Consolidated Financial Statements                          3

        Consolidated Balance Sheets as of
        September 30, 1996 and December 31, 1995.                        4-5

        Consolidated Statements of Operations for the
        nine months ended September 30, 1996 and 1995.                     6

        Consolidated Statements of Operations for the
        three months ended September 30, 1996 and 1995.                    7

        Consolidated Statement of Stockholders' Equity for
        the nine months ended September 30, 1996.                          8

        Consolidated Statements of Cash Flows for
        the nine months ended September 30, 1996 and 1995.              9-10


        Notes to Consolidated Financial Statements                     11-13
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.                                     14-20
Part II: Other Information
Item 1. Legal Proceedings                                                 21

Item 2. Changes in Securities                                             21

Item 3. Defaults Upon Senior Securities                                   21

Item 4. Submission of Matters to a Vote of Security Holders               21

Item 5. Other Information                                                 21

Item 6. Exhibits and Reports on Form 8-K                                  21

Signatures                                                                22

                                                      Agree Realty Corporation

                                                 Part I: Financial Information

------------------------------------------------------------------------------


ITEM 1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                      Agree Realty Corporation

                                                   Consolidated Balance Sheets

------------------------------------------------------------------------------


                                           September 30,  December 31,
                                                1996          1995
                                           -------------  ------------
                                             (Unaudited)     (Audited)
Assets
Real Estate Investments
  Land                                   $  25,241,168    $  23,224,377
  Buildings                                102,775,695       94,955,086
  Property under development                 1,759,436          180,805
                                         -------------    -------------

                                           129,776,299      118,360,268
  Less accumulated depreciation            (16,692,703)     (14,792,193)
                                         -------------    -------------


Net Real Estate Investments                113,083,596      103,568,075

Cash and Cash Equivalents                       31,487        1,283,672

Accounts Receivable - Tenants                  292,529          626,280

Restricted Asset - Cash Held in Escrow         305,591          259,204

Investments In and Advances To
  Unconsolidated Entities                    2,031,758               --

Unamortized Deferred Expenses
  Financing costs                            2,495,577        2,513,665
  Leasing costs                                153,225          140,026

Other Assets                                   727,486          537,487
                                         -------------    -------------
                                         $ 119,121,249    $ 108,928,409
                                         =============    =============


         See accompanying notes to consolidated financial statements.

                                                      Agree Realty Corporation

                                                   Consolidated Balance Sheets
------------------------------------------------------------------------------

                                                 September 30,   December 31,
                                                       1996           1995
                                                 -------------   ------------
                                                   (Unaudited)      (Audited)
Liabilities and Stockholders' Equity


Mortgages Payable                               $  53,743,198    $  53,970,525


Construction Loans                                  9,838,752       17,603,785


Notes Payable                                      23,215,297        1,977,808


Dividends and Distributions Payable                 1,479,345        1,474,265


Accrued Interest Payable                              344,598          189,256


Accounts Payable
  Operating                                           197,534          596,913
  Capital expenditures                                165,852        1,637,861


Tenant Deposits                                        61,020           53,477
                                                -------------    -------------


Total Liabilities                                  89,045,596       77,503,890
                                                -------------    -------------


Minority Interest                                   5,823,263        6,118,017
                                                -------------    -------------


Stockholders' Equity
  Common stock, $.0001 par value, 20,000,000
   shares authorized, 2,649,475 and 2,638,185
   shares issued and outstanding                          265              264
  Additional paid-in capital                       30,060,908       29,890,292
  Deficit                                          (5,808,783)      (4,584,054)
                                                -------------    -------------

Total Stockholders' Equity                         24,252,390       25,306,502
                                                -------------    -------------


                                                $ 119,121,249    $ 108,928,409
                                                =============    =============

         See accompanying notes to consolidated financial statements.

                                                      Agree Realty Corporation

                             Consolidated Statements of Operations (Unaudited)

------------------------------------------------------------------------------



                                    Nine Months Ended    Nine Months Ended
                                    September 30, 1996   September 30, 1995
                                    ------------------   ------------------



Revenues
  Rental income                     $ 10,575,838           $  8,808,499
  Operating cost reimbursement         1,273,309              1,223,199
  Management fees and other               60,634                 55,588
                                    ------------           ------------
Total Revenues                        11,909,781             10,087,286
                                    ------------           ------------


Operating Expenses
  Real estate taxes                      886,643                843,395
  Property operating expenses            698,130                584,072
  Land lease payments                    224,583                 42,000
  General and administrative             779,177                700,367
  Depreciation and amortization        1,954,065              1,720,157
                                    ------------           ------------
Total Operating Expenses               4,542,598              3,889,991
                                    ------------           ------------
Income From Operations                 7,367,183              6,197,295
                                    ------------           ------------


Other Income (Expense)
  Interest expense, net               (4,510,656)            (3,202,621)
  Equity in net income of
   unconsolidated entities                62,025                     --
                                    ------------           ------------
Total Other Expense                   (4,448,631)            (3,202,621)
                                    ------------           ------------
Income Before Minority Interest        2,918,552              2,994,674

Minority Interest                       (566,491)              (583,063)
                                    ------------           ------------

Net Income                          $  2,352,061           $  2,411,611
                                    ============           ============
Earnings Per Share                  $        .89           $        .91
                                    ============           ============

Weighted Average Number of
  Common Shares Outstanding            2,649,475              2,638,185
                                    ============           ============

         See accompanying notes to consolidated financial statements.

                                       6

                                                      Agree Realty Corporation

                             Consolidated Statements of Operations (Unaudited)

------------------------------------------------------------------------------


                                 Three Months Ended   Three Months Ended
                                 September 30, 1996   September 30, 1995
                                 ------------------   ------------------
Revenues
  Rental income                   $ 3,618,303             $ 2,931,027
  Operating cost reimbursement        377,313                 411,103
  Management fees and other            21,054                  17,908
                                  -----------             -----------

Total Revenues                      4,016,670               3,360,038
                                  -----------             -----------

Operating Expenses
  Real estate taxes                   300,938                 279,145
  Property operating expenses         191,099                 178,614
  Land lease payments                 111,500                  14,000
  General and administrative          237,305                 238,064
  Depreciation and amortization       667,215                 574,523
                                  -----------             -----------

Total Operating Expenses            1,508,057               1,284,346
                                  -----------             -----------
Income From Operations              2,508,613               2,075,692
                                  -----------             -----------

Other Expense
  Interest expense, net            (1,575,053)             (1,071,293)
  Equity in net loss of
   unconsolidated entities            (89,023)                     --
                                  -----------             -----------

Total Other Expense                (1,664,076)             (1,071,293)
                                  -----------             -----------

Income Before Minority Interest       844,537               1,004,399

Minority Interest                    (163,925)               (195,556)
                                  -----------             -----------
Net Income                        $   680,612             $   808,843
                                  ===========             ===========

Earnings Per Share                $       .26             $       .31
                                  ===========             ===========

Weighted Average Number of
  Common Shares Outstanding         2,649,475               2,638,185
                                  ===========             ===========

         See accompanying notes to consolidated financial statements.

                                                      Agree Realty Corporation

                    Consolidated Statement of Stockholders' Equity (Unaudited)

------------------------------------------------------------------------------

                                                               Additional
                                             Common Stock        Paid-In
                                         -------------------     Capital         Deficit
                                         Shares       Amount   -----------    ------------
                                         --------    ------
Balance, January 1, 1996                 2,638,185    $ 264    $29,890,292    $(4,584,054)

Stock awards                                11,290        1        170,616             --

Dividends declared for the period
 January 1, 1996 to September 30, 1996,
 $1.35 per share                                --       --             --     (3,576,790)

Net income for the period
 January 1, 1996 to September 30, 1996          --       --             --      2,352,061
                                         ---------    -----    -----------    -----------

Balance, September 30, 1996              2,649,475    $ 265    $30,060,908    $(5,808,783)
                                         =========    =====    ===========    ===========

         See accompanying notes to consolidated financial statements.

                                                      Agree Realty Corporation

                             Consolidated Statements of Cash Flows (Unaudited)

------------------------------------------------------------------------------

                                                          Nine Months Ended        Nine Months Ended
                                                          September 30, 1996       September 30, 1995
                                                          ------------------       ------------------

Cash Flows From Operating Activities
  Net income                                              $  2,352,061             $  2,411,611
  Adjustments to reconcile net income to net
    cash provided by operating activities
     Depreciation                                            1,882,695                1,645,745
     Amortization                                              376,996                  247,866
     Equity in net income of unconsolidated entities           (62,025)                      --
     Minority interests                                        566,491                  583,063
     Decrease in accounts receivable                           333,751                  359,750
     Increase in other assets                                  (33,913)                (252,786)
     Decrease in accounts payable                             (399,379)                (206,310)
     Increase in accrued interest                              155,342                    5,620
     Increase in tenant deposits                                 7,543                    3,533
                                                          ------------             ------------
Net Cash Provided By Operating Activities                    5,179,562                4,798,092
                                                          ------------             ------------

Cash Flows Used In Investing Activities
  Acquisition of real estate investments (including
   capitalized interest of $64,109 in 1996 and $59,752
   in 1995)                                                (11,416,031)             (14,125,645)
  Investment in and advances to unconsolidated entities     (1,969,733)                      --
  Proceeds from sale of marketable securities                       --                  300,188
                                                          ------------             ------------

Net Cash Used In Investing Activities                      (13,385,764)             (13,825,457)
                                                          ------------             ------------


Cash Flows From Financing Activities
  Line-of-credit proceeds                                   21,237,489                2,577,808
  Payment of construction loans                             (7,765,033)                      --
  Dividends and limited partners' distributions paid        (4,432,954)              (4,422,793)
  Repayment of payables - capital expenditures              (1,472,009)                     --
  Payments for financing costs                                (287,538)                  (1,250)
  Payments of mortgages payable                               (227,327)                (208,044)
  Payments of leasing costs                                    (52,224)                      --
  Increase in escrow deposits                                  (46,387)                 (55,440)
  Increase in payables - capital expenditures                       --               11,145,252
                                                          ------------             ------------

Net Cash Provided By Financing Activities                    6,954,017                9,035,533
                                                          ------------             ------------

Net Increase (Decrease) In Cash and Cash Equivalents        (1,252,185)                   8,168

Cash and Cash Equivalents, beginning of period               1,283,672                1,659,406
                                                          ------------             ------------

Cash and Cash Equivalent, end of period                   $     31,487             $  1,667,574
                                                          ============             ============

         See accompanying notes to consolidated financial statements.

                                                      Agree Realty Corporation

                             Consolidated Statements of Cash Flows (Unaudited)
------------------------------------------------------------------------------

                                                         Nine Months Ended      Nine Months Ended
                                                         September 30, 1996     September 30, 1995
                                                         ------------------     ------------------

Supplemental Disclosure of Cash Flow Information
  Cash paid for interest                                $4,129,436                $3,160,786
                                                        ==========                ==========

Supplemental Disclosure of Non-Cash Transactions
  Dividends and limited partners' distributions
    declared and unpaid                                 $1,479,345                $1,474,265
  Shares issued under Restricted Stock Plan             $  170,616                $       --
                                                        ==========                ==========

         See accompanying notes to consolidated financial statements.

1.   Basis of              The accompanying unaudited 1996 consolidated
     Presentation          financial statements have been prepared in
                           accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 1995.


2.   Summary of            Investments in Unconsolidated Entities
     Significant           The Company uses the equity method of accounting
     Accounting            for investments in non- majority owned entities
     Policies              where the Company has the ability to exercise
                           significant influence over operating and financial policies.

                           Earnings Per Share

                           The earnings per share amounts for 1996 and 1995 have been computed by dividing net income by the weighted average number of common shares outstanding.



3.   Investments in        During 1996, the Company acquired economic
     and Advances          interests, generally approximating 8-15%, in seven
     to                    limited liability companies formed for the purpose
     Unconsolidated        of acquiring, developing and operating properties
     Entities              located in Ann Arbor, Michigan; Boynton Beach.
                           Florida; Tulsa, Oklahoma; Oklahoma City, Oklahoma;
                           Omaha, Nebraska; and Indianapolis, Indiana. The
                           Company accounts for these investments using the equity method of accounting, whereby its initial investment is recorded at cost, and the carrying amount of the investment is (a) increased by the Company's share of the investees'

                                                      Agree Realty Corporation

                                    Notes to Consolidated Financial Statements
                                                                   (Unaudited)

------------------------------------------------------------------------------

                           earnings (as defined in the limited liability company agreements), and (b) reduced by distributions paid from the investees to the Company.


                           Combined summarized balance sheet and income statement information for these seven unconsolidated entities is as follows:



                           September 30,                               1996
                           -------------------------------------------------------

                           Assets
                                Operating property              $23,312,112
                                Property under development        8,022,477
                                                                -----------
                           Total Real Estate                     31,334,589
                           Other Assets                           1,865,095
                                                                -----------

                                                                $33,199,684
                                                                ===========
                           Liabilities and Equity
                                Liabilities                     $   181,590
                                Equity                           33,018,094
                                                                -----------
                                                                $33,199,684
                                                                ===========


                                                                Nine Months Ended
                                                                September 30, 1996
                                                                ------------------
                           Rental revenues                      $ 821,260
                           Expenses                               199,683
                                                                ---------
                           Net Income                           $ 621,577
                                                                =========


                                                      Agree Realty Corporation

                                    Notes to Consolidated Financial Statements
                                                                   (Unaudited)

------------------------------------------------------------------------------


4.   Lease
     Commitments          The Company has entered into certain land lease
                           agreements for three of its properties. As of September 30, 1996, approximate future annual lease commitments under these agreements are as follows:

                           Year Ended September 30,
                           ----------------------------------------------------------------------
                           1997                  $  446,000
                           1998                     446,000
                           1999                     446,000
                           2000                     472,000
                           2001                     485,000
                           Thereafter             6,737,417
                                                 ==========

                                      13

                                                      Agree Realty Corporation

                                                                        Part I

------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

The following should be read in conjunction with the Unaudited Consolidated Financial Statements of Agree Realty Corporation (the "Company") including the respective notes thereto, all of which are included in this Form 10-Q.

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

Comparison of Nine Months Ended September 30, 1996 to Nine Months Ended September 30, 1995

Rental income increased $1,768,000 or 20% to $10,576,000 in 1996, compared to $8,808,000 in 1995. The increase was the result of development and acquisition of seven properties.

Operating cost reimbursements, which represent additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of the property's operating expenses, increased $50,000 or 4% to $1,273,000 in 1996, compared to $1,223,000 in 1995. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expenses from 1996 to 1995 as explained below.

                                                      Agree Realty Corporation

                                                                        Part I

------------------------------------------------------------------------------


Management fees and other income remained relatively constant at $61,000 in 1996 versus $56,000 in 1995.

Real estate taxes increased $43,000, or 5% to $887,000 in 1996 versus $844,000 in 1995. The increase is the result of general assessment increases relating to the shopping center properties and the addition of several new properties.

Property operating expenses (shopping center maintenance, insurance and utilities) increased $114,000, or 20% to $698,000 in 1996 versus $584,000 in
1995. The increase was the result of increased snow removal costs ($42,000) as a result of heavy snows in northern Michigan and Wisconsin, shopping center maintenance increased $85,000, insurance decreased $18,000 and utilities increased $5,000 in 1996 versus 1995.

Land lease payments increased $183,000 to $225,000 in 1996 versus $42,000 in 1995 as a result of the acquisition of a single tenant property in Aventura, Florida.

General and administrative expenses increased $79,000, or 11% to $779,000 in 1996 versus $700,000 in 1995. The increase was primarily the result of compensation related expenses ($15,000) and other general increases ($64,000). General and administrative expenses as a percentage of rental income, decreased from 8.0% for 1995 and 7.4% for 1996.

Depreciation and amortization increased $234,000 or 14% to $1,954,000 in 1996 versus $1,720,000 in 1995. The increase is the result of the completion of seven new properties in late 1995 and early 1996.

Interest expense increased $1,308,000 or 41%, to $4,511,000 in 1996, from $3,203,000 in 1995. The increase in interest expense was the result of the Company financing the development and acquisition of seven new properties completed in late 1995 and early 1996.

Equity in net income of unconsolidated entities represents the Company's share of the net income ($62,000) of seven joint ventures formed for the purpose of acquiring and developing single tenant properties. These entities were not in existence for the period ended September 30, 1995.

The Company's income before minority interest decreased $76,000 as a result of the foregoing factors.

                                                      Agree Realty Corporation

                                                                        Part I

------------------------------------------------------------------------------


Comparison of Three Months Ended September 30, 1996 to Three Months Ended September 30, 1995

Rental income increased $687,000 or 23% to $3,618,000 in 1996, compared to $2,931,000 in 1995. The increase was the result of $668,000 resulting from the development and acquisition of seven new properties in 1996 and an increase of $19,000 as a result of increased occupancy of the Company's shopping centers properties.

Operating cost reimbursements decreased $34,000 or 8% to $377,000 in 1996, compared to $411,000 in 1995. The decrease was primarily due to expenses for shopping center parking lot repairs, that were incurred during the quarter, and not reimbursed by certain tenants.

Management fees and other income remained relatively constant at $21,000 in 1996 versus $18,000 in 1995.

Real estate taxes increased $22,000, or 8% to $301,000 in 1996 versus $279,000 in 1995. The increase is the result of general assessment increases relating to the shopping center properties and the addition of several new properties.

Property operating expense increased $12,000, or 7% to $191,000 in 1996 versus $179,000 in 1995. The increase was the result of an increase in shopping center maintenance ($18,000) and a decrease in insurance costs ($6,000).

Land lease payments increased $97,000 to $111,000 in 1996, versus $14,000 in 1995, as a result of the acquisition of a single tenant property in Aventura, Florida.

General and administrative expenses remained relatively constant at $237,000 in 1996 versus $238,000 in 1995. General and administrative expenses, as a percentage of rental income, decreased from 8.1% for 1995 and 6.6% for 1996.

Depreciation and amortization increased $93,000, or 16% to $667,000 in 1996 versus $574,000 in 1995. The increase is the result of the completion of seven new properties in late 1995 and early 1996.

Interest expense increased $504,000, or 47% to $1,575,000 in 1996, from $1,071,000 in 1995. The increase was the result of the Company financing the development and acquisition of seven new properties completed in late 1995 and early 1996.

                                                      Agree Realty Corporation

                                                                        Part I

------------------------------------------------------------------------------


Equity in net loss of unconsolidated entities represents the Company's share of the net loss ($89,000) of seven joint ventures formed for the purpose of acquiring and developing seven new properties. These entities were not in existence for the period ended September 30, 1995.

The Company's income before minority interest decreased $160,000 as a result of the foregoing factors.

Funds from Operations

"Funds from operations" is defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") to mean net income, computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. On March 3, 1995, NAREIT adopted the NAREIT White Paper on Funds From Operations (the "NAREIT White Paper") which provided additional guidance on the calculation of funds from operations. As a result, the Company has presented below the revised calculation of funds from operations ("New FFO") and the calculation previously used ("Old FFO"):

Three Months Ended September 30,                          1996           1995
-------------------------------------------------------------------------------
Net income before minority interest                  $   844,537    $ 1,004,399
Depreciation of real estate assets                       639,568        546,343
Amortization                                              45,294         38,114
Depreciation of real estate assets held in
 unconsolidated entities                                 199,683             --
                                                     -----------    -----------

New FFO                                                1,729,082      1,588,856
Amortization of deferred loan costs                      109,718         57,974
Other depreciation and amortization                        3,071          2,253
                                                     -----------    -----------

Old FFO                                              $ 1,841,871    $ 1,649,083
                                                     ===========    ===========

New FFO per share                                    $       .53    $       .48
                                                     ===========    ===========

Old FFO per share                                    $       .56    $       .50
                                                     ===========    ===========

Weighted average shares outstanding                    3,287,434      3,276,144
                                                     ===========    ===========

                                                      Agree Realty Corporation

                                                                        Part I

------------------------------------------------------------------------------



Nine Months Ended September 30,               1996           1995
----------------------------------------------------------------------


Net income before minority interest          $2,918,552   $2,994,674
Depreciation of real estate assets            1,874,126    1,638,986
Amortization                                    133,524      110,973
Depreciation of real estate assets held in
 unconsolidated entities                        199,683           --
                                             ----------   ----------

New FFO                                       5,125,885    4,744,633
Amortization of deferred loan costs             305,626      173,454
Other depreciation and amortization               8,569        6,759
                                             ----------   ----------
Old FFO                                      $5,440,080   $4,924,846
                                             ==========   ==========

New FFO per share                            $     1.56   $     1.45
                                             ==========   ==========
Old FFO per share                            $     1.65   $     1.50
                                             ==========   ==========

Weighted average shares outstanding           3,287,434    3,276,144
                                             ==========   ==========

Liquidity and Capital Resources

The Company's principal demands for liquidity are expected to be distributions to its stockholders, debt repayment, development of new properties, and future property acquisitions.

During the quarter ended September 30, 1996, the Company declared a quarterly dividend of $.45 per share. The dividend was paid on October 17, 1996 to holders of record on September 30, 1996.

As of September 30, 1996, the Company had total mortgage indebtedness of $53,743,198 with a weighted average interest rate of 7.61%. Future scheduled annual maturities of mortgages payable for the years ended September 30, are as follows: 1997 - $337,467; 1998 - $412,059; 1999 - $10,556,976; 2000 -
$951,659; 2001 - $1,027,078. The debt is all fixed rate debt with the exception of $2,375,000 which bears interest at one half percent over the prime rate.

                                                      Agree Realty Corporation

                                                                        Part I

------------------------------------------------------------------------------


The Company has in place a $50 million line-of-credit facility (the "Credit Facility") which is guaranteed by the Company. The loan is for a three year period and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of LIBOR plus 200 basis points to 263 basis points or the bank's prime rate plus 37 basis points to 75 basis points, at the option of the Company, based on certain factors such as debt to capital value and debt service coverage. The Credit Facility will be used to fund property acquisitions and development activities and is secured by existing unencumbered properties and properties to be acquired or developed. As of September 30, 1996, $20,746,937 was outstanding under this facility.

The Company also has in place a $5 million dollar line-of-credit. The line bears interest at the bank's prime rate or 225 basis points in excess of the one month LIBOR rate at the option of the Company. The purpose of the loan is to provide working to the Company and fund land options and start-up costs associated with new projects. As of September 30, 1996, $2,468,360 is outstanding under this line.

The Company has entered into an agreement to fund the construction of certain retail properties. Advances under this agreement bear no interest and are required to be repaid within sixty (60) days after the date construction has been completed. The advances are secured by the specific land and buildings being developed. As of September 30, 1996 $9,838,752 was outstanding under this agreement.

The Company has development activity under way which will add an additional 62,000 square feet of retail space to the Company's portfolio during 1996. In September 1996, the Company completed development of a 25,000 square foot property in Norman, Oklahoma. Management expects the development of these retail projects to have a positive effect on cash generated by operating activities and Funds From Operations. Additional Company funding required for these projects is estimated to be $2.5 million and will come from the Credit Facility.


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

                                                      Agree Realty Corporation

                                                                        Part I

------------------------------------------------------------------------------


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

                                                      Agree Realty Corporation

                                                                       Part II
------------------------------------------------------------------------------


Other Information

Item 1.  Legal Proceedings
         None


Item 2.  Changes in Securities
         None


Item 3.  Defaults Upon Senior Securities
         None


Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.1  Amended and Restated Business Loan Agreement

              10.2  Addendum to Amended and Restated Business Loan Agreement

              27    Financial Data Schedule

         (b)  Reports on Form 8-K
              None

                                                      Agree Realty Corporation

                                                                    Signatures

-------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Agree Realty Corporation



/s/ RICHARD AGREE
------------------------------------
Richard Agree
President and Chief Executive Officer



/s/ KENNETH R. HOWE
-------------------------------------
Kenneth R. Howe
Vice President - Finance and Secretary
  (Principal Financial Officer)






Date:  November 1, 1996