Form 10-K
period 1996-12-31
AGREE REALTY CORP
filed 1997-03-28
CIK 917251

=============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  ---------
                                  FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the year ended December 31, 1996

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

                                  ---------

Securities Registered Pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
            Title of each class                       which registered
            -------------------                   ------------------------
            Common Stock, $.0001 par value        New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
                                     None
                               (Title of Class)

                                  ---------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

Shares of common stock outstanding as of March 14, 1997: 2,678,430. The aggregate market value of the Registrant's shares of common stock held by non-affiliates on such date was approximately $55,577,422.

                     DOCUMENTS INCORPORATED BY REFERENCE

                Document                          Incoroprated into Form 10-K
                --------                          ---------------------------
Portions of the Registrant's Proxy Statement                Part III
  for its Annual Meeting of Shareholders                   Items 10-13
  to be held on May 12, 1997

=============================================================================

                              TABLE OF CONTENTS
                              -----------------


                                    Part I
                                                                      Page
                                                                     Numbers
                                                                     -------

Item 1.        Business                                                  3

Item 2.        Properties                                                7

Item 3.        Legal Proceedings                                        14

Item 4.        Submission of Matters to a Vote of
                 Security Holders                                       14

                                   Part II

Item 5.        Market for Registrant's Common Equity
                 and Related Stockholder Matters                        15

Item 6.        Selected Financial Data                                  16

Item 7.        Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                             17

Item 8.        Financial Statements and Supplementary Data              22

Item 9.        Changes and Disagreements With Accountants
                 on Accounting and Financial Disclosure                 22

                                   Part III

Item 10.       Directors and Executive Officers of the
                 Registrant                                             22

Item 11.       Executive Compensation                                   22

Item 12.       Security Ownership of Certain Beneficial
                 Owners and Management                                  22

Item 13.       Certain Relationships and Related Transactions           22


                                   Part IV

Item 14.       Exhibits, Financial Statements, Schedules and
                 Reports on Form 8-K                                    23

Signatures                                                              25

                                  PART 1

Item 1.    BUSINESS

General

     The Company is a self-administered, self-managed real estate investment trust (a "REIT") which develops, acquires, owns and operates properties which are primarily leased to major national and regional retail companies under net leases. As of December 31, 1996, the Company owned, either directly or through interests in joint ventures, a portfolio of 32 properties located in 12 states and containing an aggregate of approximately 3.1 million square feet of gross leasable area ("GLA"). The Properties consist of 13 neighborhood and community shopping centers and 19 free standing properties. As of December 31, 1996, 98% of GLA in the Portfolio was leased, and approximately 92% of the Company's base rental income was attributable to national and regional retailers. Such retailers include Kmart Corporation ("Kmart"), Borders, Inc., Roundy's Inc. ("Roundy's") and Fashion Bug (Charming Shoppes, Inc.) which, as of December 31, 1996, collectively represented approximately 70% of current base rental income. The Company was the developer of all 13 of the shopping centers and 14 of the 19 free-standing properties. As of December 31, 1996, the average age of the Properties was 5.5 years.

     The Company was formed in December 1993, to continue and expand the retail property business founded in 1971 by its current Chairman of the Board of Directors and President, Richard Agree. Since 1971, the Company and its predecessors have specialized in building properties to suit for national and regional retailers who have signed long-term net leases prior to commencement of construction. The Company believes that this strategy provides it with a predictable source of income from primarily national and regional retail tenants in its existing properties and also provides opportunities for development of additional properties at attractive returns on investment, without the lease-up risks inherent in speculative development.

     Upon completion of its initial public offering (the "IPO") in April 1994, the Company succeeded to the ownership of 17 properties which contained an aggregate of 2,376,000 square feet of space. Since the IPO, the Company has:

o Completed the development or acquisition of 14 properties leased to Borders, Inc. and other subsidiaries (collectively, "Borders") of Borders Group, Inc. ("BGI") which contain over 650,000 square feet. These properties include Borders' corporate headquarters and central administrative building in Ann Arbor, Michigan. BGI has guaranteed the leases on all 14 of these properties. Seven of these properties are owned directly by the Company and seven of these properties (the "Joint Venture Properties") are owned by entities formed with affiliates of Borders wherein the Company's economic interest ranges from 8% to 20% (the "Joint Ventures").

o Developed a Circuit City store in Boynton Beach, Florida, consisting of approximately 32,500 square feet, pursuant to a twenty-year net lease.

o Continued to operate both its initial portfolio and its new properties at leased rates of over 95% and without any tenant defaults. Kmart, the Company's largest tenant, reported to the Company that the aggregate same-store sales at the stores leased from the Company increased over 6% from 1995 to 1996. Since the IPO, the only anchor tenant to vacate any of the Company's Properties was J. Byrons, which vacated its 51,868 square foot location in Lakeland, Florida. The Company has leased such location to Best Buy Company, at an increased rental rate for a term which expires in January 2013.

o Announced results for the fourth quarter and year ended December 31, 1996, which included Funds from Operations (as hereafter defined) of $1,951,000 and $7,076,000 for the quarter and the year, respectively, or an increase of 18% and 10% respectively, from the same periods in 1995; and net income for the quarter and the year of $1,382,000 and $3,734,000 respectively, or an increase of 65% and 15%, respectively, over the same periods in 1995.

     The Company is operated under the direction of Richard Agree, Chairman of the Board and President, and Kenneth R. Howe, Vice President, Finance. Messrs. Agree and Howe have an combined 35 years experience in the construction, management, leasing and disposition of shopping center properties.


Objectives and Strategies

Objectives

     The Company's primary objectives are (i) to realize steady and predictable cash flows through the ownership of high quality properties leased primarily to national and regional retailers, and (ii) to increase Funds from Operations per share through the development or acquisition of additional properties. The Company presently intends to achieve these objectives by implementing the growth, operating and financial strategies outlined below.

Growth and Operating Strategies

     In seeking to attain these objectives, the Company has applied and intends to continue to apply the same strategies that have guided its principals during the past twenty-six years. These strategies include the following:

o Developing or acquiring each property with the objective of holding it for long-term investment value.

o Developing or acquiring properties in what the Company considers to be attractive long term locations. Such locations typically have (i) convenient access to transportation arteries with traffic count that is higher than average for the local market; (ii) concentrations of other retail proprieties and (iii) demographic characteristics which are attractive to the retail tenant which will lease the property upon completion.

o Generally, purchasing land and beginning development of a property only upon the execution of a lease with a national or regional retailer on terms which provide a return on estimated cost which is attractive relative to the Company's cost of capital.

o Directing all aspects of development, including construction, design, leasing and management. Property management and the majority of its leasing activities are handled directly by Company personnel. The Company believes that this approach to development and management enhances the ability of the Company to develop and maintain assets of high construction quality which are designed, leased and maintained to maximize long-term value and enables it to operate efficiently.

     The Company believes that the relationships established by its principals with national and regional retailers as well as the financing relationships its principals have developed with lenders provide it with an advantage in achieving its objectives.

Financing Strategy

     As of December 31, 1996, the Company's ratio of indebtedness to market capitalization was 54%. The Company intends to maintain a ratio of total debt (including construction and acquisition financing) to market capitalization of 65% or less. The Company plans to begin construction of additional pre-leased developments and may acquire additional properties which will initially be financed by its Credit Facility and Line of Credit. Management intends to periodically refinance short term construction and acquisition financing with long-term debt and /or equity. Upon completion of refinancing, the Company intends to lower the ratio of total debt to market capitalization to 50% or less. Nevertheless, the Company may operate with debt levels or ratios which are in excess of 50% for extended periods of time prior to such refinancing.

     The Company may from time to time re-evaluate its borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market value of properties, growth and acquisition opportunities and other factors. However, there is no contractual limit on the Company's ratio of debt to total market capitalization and, accordingly, the Company may modify its borrowing policy and may increase or decrease its ratio of debt to market capitalization.

Tax Status

     The Company has operated and intends to operate in a manner to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. In order to maintain qualification as a REIT, the Company must distribute at least 95% of its real estate investment trust income and meet certain other asset and income tests. Additionally, ownership of the Company, directly or constructively, by any single person is limited to 9.8% of the total number of outstanding shares, subject to certain exceptions. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the stockholders.

Competition

     The Company faces competition in seeking properties for acquisition and tenants who will lease space in these properties from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs, many of which have greater financial and other resources than the Company. There can be no assurance that the Company will be able to successfully compete with such entities in its development, acquisition and leasing activities in the future.

Potential Environmental Risks

     Investments in real property create a potential for environmental liability on the part of the owner or operator of such real property. If hazardous substances are discovered on or emanating from any of the Properties, the owner or operator of the property (including the Company) may be held strictly liable for all costs and liabilities relating to such hazardous substances. The Company has had a Phase I environmental study (which involves inspection without soil sampling or ground water analysis) conducted on each Property by independent environmental consultants. Furthermore, the Company has adopted a policy of conducting a Phase I environmental study on each property it acquires.

     The Phase I environmental studies conducted by the Company have not revealed the existence of any hazardous substance or environmental liability on the Properties. In addition, the management of the Company has no reason to believe that any hazardous substances exist on such Properties in violation of any applicable laws; however, no assurance can be given that such substances are not located on any of the Properties. The Company presently carries no insurance coverage for the types of environmental risks described above.

     The Company believes that it is in compliance in all material respects with all Federal, state and local ordinances and regulations regarding hazardous or toxic substances. The Company has not been notified by any governmental authority of any noncompliance, liability or other claim in connection with any of the Properties.

Employees

     As of March 15, 1997, the Company employed eight persons. Employee responsibilities include accounting, construction, leasing, property coordination and administrative functions for the Properties. The Company's employees are not covered by a collective bargaining agreement and the Company considers its employee relations to be satisfactory. The Company's headquarters are located at 31850 Northwestern Highway, Farmington Hills, MI 48334 and its telephone number is (810) 737-4190.

Recent Developments

     On January 24, 1997 the Company repaid $4,221,283 of construction loans. Such funds were paid from the Company's Credit Facility (defined below).

     On February 26, 1997 the Company repaid $8,518,615 of construction loans. Such funds were paid from the Company's Credit Facility (defined below).

Item 2. PROPERTIES

     The Properties consist of 13 neighborhood and community shopping centers and 19 free standing properties. As of December 31, 1996, 98% of GLA in the Portfolio was leased, and approximately 92% of the Company's base rental income was attributable to, national and regional retailers. Such retailers include Kmart, Borders, Roundy's and Fashion Bug which, at December 31, 1996, collectively represented approximately 70% of current base rental income.

     A substantial portion of the Company's income consists of rent received under net leases. Most of the leases provide for the payment of fixed base rentals monthly in advance and for the payment by tenants of a pro rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping center as well as payment to the Company of a percentage of such tenant's sales. However the payments of percentage rents to the Company historically have not been material and the Company does not anticipate that they will become material in the future. Although a majority of the leases require the Company to make roof and structural repairs as needed, a number of leases place that responsibility on the tenant. The Company's management places a strong emphasis on sound construction and maintenance on its properties.

                   Location of Properties in the Portfolio

                                   Total Gross         Percent of
                  Number of        Leasable Area     GLA Leased on
     State        Properties       (Sq. feet)       December 31, 1996
     -----        ----------       -------------    -----------------

   California         1               38,015              100%
   Florida            5 (1)          486,657               96
   Indiana            1 (1)           15,844              100
   Illinois           1               20,000               85
   Kansas             1               25,000              100
   Kentucky           1              135,009              100
   Michigan          11 (1)        1,549,758               99
   Nebraska           2 (1)           55,000              100
   Ohio               2              108,543              100
   Oklahoma           3 (1)           74,282              100
   Pennsylvania       1               37,004              100
   Wisconsin          3              523,036               97
                     --            ---------              ---

     Total/Average   32            3,068,148               98%
                     --            ---------              ---

------------
      (1)       Includes Joint Venture Properties

               Annualized Base Rent of the Company's Properties

     The following is a breakdown of Base Rents in place at December 31, 1996 for each property type of retail tenant:

                            Annualized                  Percent of
      Type of Tenant        Base Rent (1)             Total Base Rent
      ---------------------------------------------------------------
   National (2)             $13,802,774                     81%
   Regional (3)               1,882,863                     11
   Local                      1,341,566                      8
                            -----------                    ---
     Total                  $17,027,203                    100%
                            -----------                    ---

--------------------
(1) Includes the Company's share of annualized base rent for each of the Joint Venture Properties.

(2) Includes the following national tenants: Kmart, Borders, Fashion Bug, Winn Dixie, Rite Aid, JC Penney, Avco Financial, GNC Group, Radio Shack, On Cue, Super Value, Maurices, Petrie Stores, Walgreens, Payless Shoes, Food Lion, Blockbuster Video, Sears, A&P, TGI Fridays and Circuit City.

(3) Includes the following regional tenants: Roundy's, Dunhams Sports, Brauns Fashion and Hollywood Video.


     As of December 31, 1996, 98% of the Portfolio was leased and approximately 92% of the Company's base rental income was attributable to national and regional retailers under long-term leases. On December 31, 1996 the average annualized base rent per square foot of the Portfolio was $6.39.

     Four of the Company's largest tenants of are Kmart, Borders, Inc., Roundys, Inc. and Fashion Bug (Charming Shoppes). The annualized base rental income for these tenants, (including the Company's proportionate share of the annual base rent for the Joint Venture properties) as of December 31, 1996, is as follows:

                                                          Percent
                               Amount                     of Total
                               ------                     --------
Kmart                        $ 5,305,601                    31%
Borders, Inc.                  4,393,545                    26%
Roundys, Inc.                  1,730,063                    10%
Fashion Bug                      573,200                     3%
                             -----------                    ---
                             $12,002,409                    70%
                             -----------                    ---

Community Shopping Centers

Thirteen of the Company's properties are Community Shopping Centers ranging in size from 20,000 to 228,476 square feet of GLA. The centers are located in 5 states as follows: Florida (2), Illinois (1), Kentucky (1), Michigan (6) and Wisconsin (3). The location, general character and primary occupancy information with respect to the community shopping centers at December 31, 1996 are set forth below:

Summary of Community Shopping Centers at December 31, 1996
                                                                       (2)        (3)
                                             Total         (1)       Average    Percent     Percent
                         Year      Land     Leasable    Annualized     Base     Leased at   Occupied     Anchor Tenants
                      Completed/   Area       Area         Base      Rent per  at Dec 31,  at Dec 31,  (Lease expiration/
Property Location      Expanded   (acres)  (Sq. Ft.)       Rent       Sq. Ft.     1996        1996     Option expiration)
-------------------------------------------------------------------------------------------------------------------------------
Capital Plaza           1978/      11.58    135,009     $  405,268   $  3.00      100%       100%    Kmart (2003/2053)
  Frankfort, KY          1991                                                                        Winn Dixie (2010/2035)
                                                                                                     Fashion Bug (2004/2024)

Charleviox Commons       1991      14.79    137,375        633,395      4.61       96%        70%    Kmart (2015/2065)
  Charlevoix, MI                                                                                     Roundy's, Inc. (2011/2031)

Chippewa Commons         1991      16.37    168,311        845,833      5.03       96%        96%    Kmart (2014/2064)
  Chippewa Falls, WI                                                                                 Roundy's, Inc. (2011/2031)
                                                                                                     Fashion Bug (2001/2021)

Iron Mountain Plaza      1991      21.20    176,352        835,713      4.74       97%        77%    Kmart (2015/2065)
  Iron Mountain, MI                                                                                  Roundy's, Inc. (2011/2031)
                                                                                                     Fashion Bug (2002/2022)

Ironwood Commons         1991      23.92    185,535        940,679      5.07      100%       100%    Kmart (2015/2065)
  Ironwood, MI                                                                                       Super Value (2011/2036)
                                                                                                     J.C. Penney Co (2006/2026)
                                                                                                     Fashion Bug (2002/2022)

Marshall Plaza           1990      10.74    119,279        627,536      5.26      100%       100%    Kmart (2015/2065)
  Marshall, MI                                                                                       Fashion Bug (2002/2022)

North Lakeland Plaza     1987      16.67    171,334      1,336,611      7.80      100%       100%    Kmart (2011/2061)
  Lakeland, FL                                                                                        Best Buy (2013/2028)



Summary of Community Shopping Centers at December 31, 1996 (continued)
                                                                       (2)        (3)
                                             Total         (1)       Average    Percent     Percent
                         Year      Land     Leasable    Annualized     Base     Leased at   Occupied     Anchor Tenants
                      Completed/   Area       Area         Base      Rent per  at Dec 31,  at Dec 31,  (Lease expiration/
Property Location      Expanded   (acres)  (Sq. Ft.)       Rent       Sq. Ft.     1996        1996     Option expiration)
-------------------------------------------------------------------------------------------------------------------------------
Petoskey Town Center    1990       22.08    174,870       934,248    5.34          94%        94%    Kmart (2015/2065)
  Petoskey, MI                                                                                       Roundy's, Inc. (2010/2030)
                                                                                                     Fashion Bug (2002/2022)

Plymouth Commons        1990       16.30    162,031       807,131    4.98          95%        95%    Kmart (2015/2065)
  Plymouth, WI                                                                                       Roundy's, Inc. (2010/2030)
                                                                                                     Fashion Bug (2001/2021)

Rapids Associates       1990       16.84    173,557       978,119    5.64         100%       100%    Kmart (2015/2065)
  Big Rapids, MI                                                                                     Roundy's, Inc. (2010/2030)
                                                                                                     Fashion Bug (2001/2021)

Shawano Plaza           1990       17.91    192,694       985,324    5.11         100%       100%    Kmart (2014/2064)
  Shawano, WI                                                                                        Roundy's, Inc. (2010/2030)
                                                                                                     J.C. Penney Co (2005/2025)
                                                                                                     Fashion Bug (2001/2021)

West Frankfort Plaza    1982       1.45      20,000        89,250    4.46          85%        85%    Fashion Bug (1997/2007)
  West Frankfort, IL

Winter Garden Plaza     1988       22.34    228,476     1,210,801    5.30          91%        69%    Kmart (2013/2063)
  Winter Garden, FL                                                                                  Food Lion (2009/2029)
                                                                                                     Sears Roebuck (2000/2010)
                                  ------  ---------   -----------   -----          --         --
     Total/Average                212.19  2,044,823   $10,629,908   $5.20          97%        91%
                                  ======  =========   ===========   =====          ==         ==

  (1)  Total annualized base rents of the Company as of December 31, 1996
  (2) Calculated as total annualized base rents, divided by GLA actually leased as of December 31, 1996
  (3) Roundy's does not currently occupy the space it leases at the Iron Mountain Plaza (35,285 square feet, rented at a rate of $5.87 per square foot) and the Charlevoix Commons Property (35,896 square feet, rented at a rate of $5.97 per square foot). Both of these leases expire in 2011 (assuming they are not extended by Roundy's Inc.). Sears, Roebuck & Co. leases but does not currently occupy, the 50,000 square feet it leases at the Winter Garden Plaza Property. This lease expires in 2000 (assuming that it is not extended by Sears) and is rented at a rate of $5.00 per square foot.
  (4) All community shopping centers except Capital Plaza (which is subject to a long-term ground lease expiring in 2053 from a third party are wholly-owned by the Company.

Free-Standing Properties

     Nineteen of the Properties are free-standing properties net leased to either A&P (1), Borders (14), Circuit City Stores (1), or Kmart (3), which in the aggregate comprise approximately 1,000,000 square feet. The free-standing properties range in size from 15,844 to 226,000 square feet of GLA and are located in the following states: California (1), Florida (3), Indiana (1), Kansas (1), Michigan (5), Nebraska, (2), Ohio (2), Oklahoma (3) and Pennsylvania (1). Included in the Company's 19 retail properties are seven Joint Venture Properties in which the Company owns interests ranging from 8% to 20% and 12 wholly owned properties. The Company's twelve (12) wholly owned free-standing properties provide $5,720,378 of annualized base rent at an average base rent per square foot of $10.00. The location, general character and primary occupancy information with respect to the wholly-owned free-standing properties are set forth in the following table:

                    Wholly Owned Free Standing Properties

                          Year                      Lease expiration
Tenant/Location        Completed      Total GLA    (Option expiration)
---------------        ---------      ---------    -------------------
A&P, Roseville, MI        1977         104,000     May 21, 2002 (2022)

Borders, (1)
  Aventura, FL            1996          30,000     April 11, 2116 (2036)
Borders, Columbus, OH     1996          21,000     Jan 23, 2016 (2036)
Borders,
  Monroeville, PA         1996          37,004     Nov 8, 2016 (2036)
Borders, Norman, OK       1996          24,641     Sep 20, 2016 (2036)
Borders, Omaha, NE        1995          30,000     Nov 3, 2015 (2035)
Borders,
 Santa Barbara, CA        1995          38,015     Nov 17, 2015 (2035)
Borders, Wichita, KS      1995          25,000     Nov 10, 2015 (2035)

Circuit City Stores
   Boynton Beach, FL      1996          32,459     Dec 15, 2016 (2036)
Kmart, Grayling, MI       1984          52,320     Sep 30, 2009 (2059)
Kmart, Oscoda, MI         1984          90,470     Sep 30, 2009 (2059)
Kmart, (1)
  Perysburg, OH           1983          87,543     Oct 31, 2008 (2058)
                                       -------

       Total                           572,452
                                       -------

   (1)These properties are subject to long-term ground leases where a third party owns the underlying land and has leased the land to the Company to construct or operate two free-standing properties. The Company pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements. At the end of the lease terms, as extended (2035 and 2027), the land together with all improvements revert to the land owner. The Company has an option to purchase the Perrysburg property during its lease term.

Joint Venture Properties

     During 1996, the Company developed or acquired seven free-standing Properties which are leased to Borders, including Borders' corporate headquarters, its central administrative building and Properties operated as Borders Books and Music. Each of these Properties is owned by a separate limited liability company or a limited partnership which is owned jointly by the Company and an affiliate of Borders. The Company's economic interest in the Joint Ventures ranges from 8% to 20%. The financing for the development of the Joint Venture Properties was provided through a financing facility established by Borders and its affiliates (the "Borders Financing Facility").

     The lease between Borders and each of the Joint Ventures has a term expiring November 21, 2000, unless the Borders Financing Facility is extended or earlier terminated. At any time during the term of the lease, Borders has the right to refinance the Property or to purchase the Property for various percentages of total project costs, provided that, prior to such refinancing or purchase, the Company may elect to provide alternative financing for the Property or purchase the Property and purchase the interest of the Borders' affiliate in the Joint Venture. In the event the Company elects to provide financing or to purchase the Property, and is subsequently unable to obtain the requisite financing or in the event that the Company defaults in its development obligations to the Joint Venture, Borders may purchase the Property. If the Company provides refinancing or purchases the Property, the Company will be required to acquire the interest of the Borders' affiliate in the Joint Venture, and Borders and the Joint Venture will enter into a new lease providing for a term of 20 years, with four five-year extension options.

     Under certain circumstances, the Company may elect to allow Borders to place long-term financing on such Properties, in which case, the Company will maintain its current interest in the Joint Venture and become the sole equity member of the entity which owns such Property. In such a circumstance, the Company will own the Property subject to a first mortgage loan which could exceed 90% of the property's estimated value, and lease payments received by the Company would be adjusted to reflect Borders' financing.

     Prior to one of the financing transactions discussed above, the Company's investment in the seven Joint Venture properties is expected to provide in excess of $600,000 annualized base rent. Of this amount, the Company estimates that approximately $116,000 is variable based on short-term financing. Under certain circumstances relating to refinancing of such assets, the rents paid pursuant to such leases are subject to adjustment. The following table provides additional information on the Joint Venture Properties.


                           Joint Venture Properties

                        The Company's
Tenant / Location       Interest        Total GLA    Lease Expirations
-----------------       -------------   ---------    -----------------
Borders, Inc.
  Ann Arbor, MI            11%            110,000     November 21, 2000
Borders, Inc.
  Ann Arbor, MI             8%            226,000     November 21, 2000
Borders, Inc.
  Boynton Beach, FL        12%             20,000     November 21, 2000
Borders, Inc.
  Indianapolis, IN          8%             15,844     November 21, 2000
Borders, Inc.
  Oklahoma City, OK        20%             24,641     November 21, 2000
Borders, Inc./Omaha, NE    18%             25,000     November 21, 2000
Borders, Inc./Tulsa, OK    15%             25,000     November 21, 2000
                                          -------
         Total                            446,485
                                          -------

                                Major Tenants

     The following table sets forth certain information with respect to the Company's major tenants:

                                      Annual Base       Percent of Total
                       Number         Rent as of       Annual Base Rent as
                     of Leases     December 31, 1996  of December 31, 1996
                     ---------     -----------------  --------------------
Kmart                    15          $ 5,305,601                31%
Borders                  14            4,393,545 (1)            26%
Roundy's                  7            1,730,063                10%
Fashion Bug
  (Charming Shoppes)     10              573,200                 3%
                         --          -----------                --
     Total/Average       46          $12,002,409                70%
                         --          -----------                --

--------------
     (1) Includes the Company's share of annual base rent for each of the Joint Venture Properties

     Fifteen of the Properties are anchored by Kmart, a publicly traded international retailer with over 2,100 stores. Kmart's principal business is general merchandise retailing through a chain of department stores and it is one of the world's largest retailers based on sales volume. The Company derived approximately 31% of its annual base rental income for the year ended December 31, 1997 from, and approximately 39% of the Company's future minimum rentals are attributable to, Kmart.

     BGI, a publicly-traded company, is the country's second largest retailers of books, music and other informational, educational and entertainment products. Two of BGI's subsidiaries, Borders, Inc. and Walden Books, Co., Inc. together operate in over 1,000 locations, serving all 50 states. The Company derived approximately 26% of its total average annual base rental income for the year ended December 31, 1996 from, and approximately 31% of the Company's future minimum rentals are attributable to, Borders.

     Roundy's and its subsidiaries are engaged principally in the wholesale distribution of food and non-food products to supermarkets and warehouse food stores. The Company derived approximately 10% of its annual base rental income from, and approximately 11% of the Company's future minimum rentals are attributable to, Roundy's.

     Charming Shoppes, Inc. operates, through its subsidiaries, a chain of women's specialty clothing stores in over 40 states. Its retail properties operate under the names Fashion Bug and Fashion Bug Plus. The Company derived approximately 3% of its annual base rental income for the year ended December 31, 1996 from, and approximately 1% of the Company's future minimum rental are attributable to, Charming Shoppes, Inc.

Lease Expirations

     The following table shows lease expirations for the next 10 years for the Company's community shopping centers and wholly owned free-standing properties, assuming that none of the tenants exercise renewal options.

                        December 31, 1996
                        Gross Lesable Area    Annualized Base Rent
                        ------------------    --------------------
             Number
Expiration   of Leases  Square    Percent                 Per cent
   Year      Expiring   Footage   of Total     Amount     of Total
----------   ---------  -------   --------     ------     --------
1997            9        35,240     1.35%    $  289,574      1.77%

1998           22        79,410     3.03        567,242      3.47

1999            4        19,800     0.76        121,620      0.74

2000           13       114,050     4.36        731,530      4.47

2001           26       105,434     4.03        873,346      5.34

2002           10       166,570     6.37        830,969      5.08

2003            7       113,992     4.36        502,732      3.07

2004           --            --       --             --        --

2005            2        34,204     1.31        131,714      0.81

2006            2        31,204     1.18        157,065      0.97
               --       -------    -----     ----------     -----

Total/Average  95       699,904    26.75     $4,205,792     25.72%
               --       -------    -----     ----------     -----


     Leases on the seven Joint Venture Properties are typically for an initial term through November 2000. In the event a refinancing is consummated, Borders is required to enter into a twenty year net lease with a fixed lease rate.

Item 3.  LEGAL PROCEEDINGS

     The Company is not presently involved in any litigation nor, to management's knowledge, is any litigation threatened against the Company, except for routine litigation arising in the ordinary course of business which is expected to be covered by the Company's liability insurance.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 1996.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's common stock is traded on the New York Stock Exchange under the symbol ADC. The following table sets forth the high and low sales prices of the Common Stock, as reported on the New York Stock Exchange Composite Tape, and the dividends declared per share of Common Stock by the Company for each calendar quarter in the last two fiscal years. Dividends were paid in the periods immediately subsequent to the periods in which such dividends were declared.

Market Information                                             Dividends Per
                                     High           Low        Common Share
                                     ----           ---        -------------
Quarter Ended
  March 31, 1995                    $16.250       $15.375          $0.45
  June 30, 1995                     $17.000       $14.500          $0.45
  September 30, 1995                $17.375       $15.500          $0.45
  December 31, 1995                 $17.000       $13.500          $0.45

  March 31, 1996                    $18.250       $14.500          $0.45
  June 30, 1996                     $18.875       $16.500          $0.45
  September 30, 1996                $19.750       $17.500          $0.45
  December 31, 1996                 $21.500       $18.750          $0.45


     At December 31, 1996, there were 2,649,475 shares of Common Stock issued and outstanding which were held by approximately 216 stockholders of record. The stockholders of record do not reflect persons or entities who held their shares in nominee or "street" name.

     The Company intends to continue to declare quarterly dividends to its stockholders. However, distributions by the Company are determined by the Board of Directors and will depend on a number of factors, including the amount of Funds from Operations, the financial and other condition of its properties, its capital requirements, the annual distribution requirements under the provisions of the code applicable to REIT"s and such other factors as the Board of Directors deems relevant.

     During the year ended December 31, 1996, there were no sales of unregistered securities by the Company, except the grant under the Company's 1994 Stock Incentive Plan of 11,290 shares of restricted stock to certain employees of the Company. Such shares vest in equal annual installments over a five-year period from the date of the grant, but entitle the holder thereof to receive dividends from the date of the grant.

Item 6.                    SELECTED FINANCIAL DATA

     The following table sets forth selected financial information for the Company and the Agree Predecessors on a historical basis and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere in the Report. The balance sheet data for December 31, 1992 through December 31, 1996 and operating data for each of the periods presented were derived from audited financial statements of the Company and the Agree Predecessors.


                                                           (In thousands, except per share information)
                                                  Agree Realty Corporation                    The Agree Predecessors
                                           -------------------------------------     -------------------------------------
                                              Year          Year        April 22,     January 1,     Year           Year
                                             Ended         Ended        Through        Through      Ended          Ended
                                             Dec 31,       Dec 31,       Dec 31,      April 21,     Dec 31,        Dec 31,
Operating Data                                1996          1995          1994           1994        1993           1992
--------------------------------------------------------------------------------      ------------------------------------
Total Revenue                               $ 16,291      $ 13,699      $  9,280       $4,080      $ 13,156       $ 12,606
                                            --------      --------      --------       ------      --------       --------

Expenses
  Property expense (1)                         2,485         2,049         1,245          681         1,872          1,856
  General and administrative                   1,105           966           668          159           660            639
  Interest                                     6,101         4,335         2,972        2,584         8,803          9,167
  Depreciation and amortization                2,620         2,317         1,627          680         2,292          2,260
                                            --------      --------      --------       ------      --------       --------
        Total Expenses                        12,311         9,667         6,512        4,104        13,627         13,922
                                            --------      --------      --------       ------      --------       --------

Other Income (Expense) (2)                       653            --          (375)          85           448            680
                                            --------      --------      --------       ------      --------       --------
Income (loss) before extraordinary
  item and minority interest                   4,633         4,032         2,393           61           (23)          (636)
Extraordinary Item - Early
  Extinguishment of Debt                          --            --        (2,139)          --            --             --
                                            --------      --------      --------       ------      --------       --------
Income (loss) before Minority Interest         4,633         4,032           254           61           (23)          (636)
Minority Interest                                899           785            49           --            --             --
                                            --------      --------      --------       ------      --------       --------
Net Income (Loss)                           $  3,734      $  3,247      $    205       $   61      $    (23)      $   (636)
                                            ========      ========      ========       ======      ========       ========

Funds from Operations                       $  7,076      $  6,389      $  4,544           --            --             --
                                            ========      ========      ========       ======      ========       ========
Number of Properties                              32            20            17           17            17             17
                                            ========      ========      ========       ======      ========       ========
Number of Square Feet                          3,068         2,470         2,377        2,377         2,377          2,377
                                            ========      ========      ========       ======      ========       ========
Per share data
--------------
Net income (3)                              $   1.41      $   1.23      $   0.08           --            --             --
                                            ========      ========      ========       ======      ========       ========
Cash dividends                              $   1.80      $   1.80      $   1.25           --            --             --
                                            ========      ========      ========       ======      ========       ========
Weighted average of common
  shares outstanding                           2,649         2,638         2,638           --            --             --
                                            ========      ========      ========       ======      ========       ========

Balance Sheet Data
Real Estate
  (before accumulated depreciation)         $132,474      $118,360      $ 96,852                   $ 96,548       $ 95,870
Total Assets                                $121,382      $108,928      $ 89,653                   $ 89,835       $ 91,859
Total debt, including accrued interest      $ 88,252      $ 73,741      $ 54,431                   $ 94,334       $ 95,939

---------
     (1) Property expense includes real estate taxes, property maintenance, insurance, utilities and land lease expense.
     (2) Other income (expense) is composed of development fee income, gain on land sales, equity in net income of unconsolidated entities and reorganization costs
     (3) Net income per share has been computed by dividing the net income by the weighted average number of Common Stock.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANYALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was established to continue to operate and expand the retail property business of its predecessors. The Company commenced its operations on April 22, 1994 with the sale of 2,500,000 shares of common stock. The net cash proceeds to the Company from the completion of this IPO were approximately $45.4 million which were used primarily to reduce outstanding indebtedness, pay stock issuance costs and establish a working capital reserve.

The assets of the Company are held by, and all operations conducted through Agree Limited Partnership, (the "Operating Partnership") of which the Company is the sole general partner which held an 80.59% interest as of December 31, 1996. The Company is operating so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation and the Combined Financial Statements of the Agree Predecessors, including the respective notes thereto, which are included elsewhere in this Form 10-K.


Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995

Rental income increased $2,514,000, or 21%, to $14,450,000 in 1996, compared to $11,936,000 in 1995. The increase was the result of the development and acquisition of five properties in 1996 and the development of three properties in the fourth quarter of 1995.

Operating cost reimbursements, which represent additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of property operating expenses, increased $90,000, or 5%, to $1,761,000 in 1996, compared to $1,671,000 in 1995. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expenses from 1995 to 1996 as explained below.

Management fees and other income remained relatively constant at $81,000 in 1996 versus $92,000 in 1995.

Real estate taxes increased $49,000, or 4%, to $1,169,000 in 1996 versus $1,120,000 in 1995. The increase is the result of general assessment increases relating to the shopping center properties and the addition of new properties.

Property operating expenses (shopping center maintenance, insurance and utilities) increased $109,000, or 12%, to $980,000 in 1996 versus $871,000 in
1995. The increase was the result of increased snow removal costs of $26,000; an increase in shopping center maintenance costs of $95,000; an increase in utility costs of $8,000 and a decrease in insurance costs of $20,000 in 1996 versus 1995.

Land lease payments increased $280,000 to $336,000 in 1996 versus $56,000 in 1995 as a result of the acquisition of a ground lease of a free standing property in Aventura, Florida.

General and administrative expenses increased by $139,000, or 14%, to $1,105,000 in 1996 versus $966,000 in 1995. The increase was primarily the result of an increase in compensation related expenses of $24,000; increases in state franchise and income taxes of $40,000; additional administrative expenses in connection with its secured line of credit of $25,000 and increased expenses in connection with the management of the Company's properties of $50,000. General and administrative expenses as a percentage of rental income decreased from 8.1% for 1995 to 7.6% for 1996.

Depreciation and amortization increased $303,000, or 13%, to $2,620,000 in 1996 versus $2,317,000 in 1995. The increase was the result of the completion of eight new properties in late 1995 and 1996.

Interest expense increased $1,766,000, or 41%, to $6,101,000 in 1996, from $4,335,000 in 1995. The increase in interest expense was the result of the Company financing the development and acquisition of eight new properties in late 1995 and 1996.

The Company received $510,000 of development fee income in 1996 in connection with the development of four Joint Venture Properties. There was no development fee income in 1995. The above amount was not included in the Company's calculation of Funds from Operations, due to the non-recurring nature of this type of income.

The Company recognized income of $85,000 on the sale of a parcel of land in 1996. There was no land sale gains in 1995.

Equity in net income of unconsolidated entities represents the Company's share of the net income of $59,000, from the seven Joint Ventures formed for the purpose of acquiring and developing the single tenant properties for Borders. These entities were not in existence during the year ended December 31, 1995.

The Company's income before minority interest increased $601,000 as a result of the foregoing factors.


Comparison of Year ended December 31, 1995 to Year ended December 31, 1994

Rental income increased $221,000, or 2%, to $11,936,000 in 1995, compared to $11,715,000 in 1994. The increase was the result of $237,000 from the addition of three new properties in 1995, $49,000 from periodic rental increases that came into effect during 1995 and a decrease of $65,000 due primarily to the releasing of tenant space in one of the Company's Florida shopping centers.

Operating cost reimbursements increased $83,000, or 5%, to $1,671,000 in 1995, compared to $1,588,000 in 1994. The increase in operating cost reimbursements resulted from the increase in real estate taxes and property operating expenses from 1994 to 1995 as explained below.

Management fees and other income increased $35,000 to $91,000 in 1995 versus $56,000 in 1994.

Real estate taxes increased $15,000, or 1%, to $1,121,000 in 1995 versus $1,106,000 in 1995. The increase is the result of general assessment increases.

Property operating expense increased $107,000, or 14%, to $871,000 in 1995 versus $764,000 in 1994. The increase was the result of an increase in snow removal costs of $96,000 as a result of heavy snowfalls in Michigan and Wisconsin during the fourth quarter of 1995; an increase in property repairs of $13,000; an increase in utility costs of $3,000 and a decrease in insurance expense of $5,000.

Land lease payments remained the same at $56,000 for 1995 and 1994.

General and administrative expenses increased $139,000, or 16%, to $1,022,000 in 1995 versus $883,000 in 1994. This increase is primarily the result of costs associated with being a public company for a full year. General and administrative expenses as a percentage of rental income increased from 7.1% in 1994 to 8.1% in 1995.

Depreciation and amortization increased $10,000, to $2,317,000 in 1995 from $2,307,000 in 1994. The increase reflects depreciation and amortization on properties developed in 1995.

Interest expense decreased $1,221,000, or 22%, to $4,335,000 in 1995, from $5,556,000 in 1994. The decrease in interest expense results primarily from the prepayment and refinancing of the Company's debt in connection with the IPO.

Other income (excluding reorganization costs) decreased $205,000 as a result of a decrease in development fee income of $85,000 and a decrease in gain on land sale of $120,000.

Reorganization costs of $494,000 were incurred during 1994 in connection with certain property and related mortgage transfers. These costs were associated with the transfer of the properties from the Agree Predecessors to the Company in connection with the IPO. There were no reorganization costs in 1995.

There was an extraordinary item in 1994 of $2,139,000 attributable to prepayment penalties and the write-off of deferred finance charges on the indebtedness which was repaid with the proceeds of the IPO. There were no extraordinary items in 1995.

The Company's income before minority interest increased $3,717,000 as a result of the foregoing factors.


Funds From Operations

Management considers Funds from Operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO is defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") to mean net income computed in accordance with Generally Accepted Accounting Principals ("GAAP"), excluding gains (or loses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as the primary indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

The following table illustrates the calculation of FFO for the years ended December 31, 1996 and 1995:



Year ended December 31,                  1996                1995
-----------------------               ----------          ----------
Net income before minority interest   $4,633,295          $4,032,381
Depreciation of real estate assets     2,556,603           2,248,720
Amortization of leasing costs             52,033              58,867
Amortization of stock awards              82,873              48,750
Depreciation of real estate assets
  held in unconsolidated entities        345,972                  --
Gain on sale of assets                   (84,688)                 --
Development fee income                  (509,673)                 --
                                      ----------          ----------

Funds from Operations                 $7,076,415          $6,388,718
                                      ----------          ----------

Funds from Operations per share       $     2.15          $     1.95
                                      ----------          ----------

Weighted average shares and
  OP Units outstanding                 3,287,434           3,276,144
                                      ----------          ----------

FFO increased $688,000, or 11%, for the year ended December 31, 1996, to $7,076,000. The increase in FFO is primarily the result of the development and acquisition of five properties in 1996 and the development of three properties in the fourth quarter of 1995.

Liquidity and Capital Resources

The Company's principal demands for liquidity are distributions to its stockholders, debt repayment, development of new properties and future property acquisitions.

During the quarter ended December 31, 1996, the Company declared a quarterly dividend of $.45 per share. The dividend was paid on January 6, 1997 to holders of record on December 23, 1996.

As of December 31, 1996, the Company had total mortgage indebtedness of $53,663,999 with a weighted average interest rate of 7.61%. Future scheduled annual maturates of mortgages payable for the years ending December 31 are as follows: 1997 - $357,946; 1998 - $421,123; 1999 - $10,679,397; 2000 -
$969,964; 2001 - $1,046,875. This mortgage debt is all fixed rate debt with the exception of $2,375,000 which bears interest at one half percent over the prime rate.

In addition, the Operating Partnership has in place a $50 million line of credit facility (the "Credit Facility") which is guaranteed by the Company. The loan matures in November, 1998 and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 200 basis points to 263 basis points or the Bank's prime rate plus 37 basis points to 75 basis points, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by all of the Company's existing properties which are not otherwise encumbered and properties to be acquired or developed. As of December 31, 1996, $20,746,937 was outstanding under the Credit Facility.

The Company also has in place a $5 million line of credit (the "Line of Credit," which matures in September 1997, and which the Company expects to renew for an additional 12 month period). The line bears interest at the bank's prime rate or 225 basis points in excess of the one month
LIBOR rate at the option of the Company. The purpose of the line is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of December 31, 1996, $2,869,445 was outstanding under this Line of Credit.

The Company has received funding from an unaffiliated third party for the construction of certain of its Properties. Advances under this arrangement bear no interest and are required to be repaid within sixty (60) days after the date construction has been completed. The advances are secured by the specific land and buildings being developed. As of December 31, 1996 $10,616,936 was outstanding under this arrangement.

In November 1996, the Company completed development of two properties which added 61,061 square feet to the Company's portfolio. The properties are located in Monroeville, Pennsylvania and Boynton Beach, Florida. The development of these retail projects is expected to have a positive effect on cash generated by operating activities and Funds from Operations.

The Company intends to meet its short-term liquidity requirements, including capital expenditures related to the leasing and improvement of the Properties, through its cash flow provided by operations and the Line of Credit. Management believes that adequate cash flow will be available to fund the Company's operations and pay dividends in accordance with REIT requirements. The Company may obtain additional funds for future development or acquisitions through other borrowings or the issuance of additional shares of Capital Stock. The Company intends to incur additional debt in a manner consistent with its policy of maintaining a ratio of total debt (including construction and acquisition financing) to total market capitalization of 65% or less.

The Company plans to begin construction of additional pre-leased developments and may acquire additional properties, which will initially be financed by its Credit Facility and Line of Credit. Management intends to periodically refinance short-term construction and acquisition financing, with long-term debt and or equity. Upon completion of refinancing the Company intends to lower the ratio of total debt to market capitalization to 50% or less. Nevertheless, the Company may operate with debt levels or ratios which are in excess of 50% for extended periods of time prior to such refinancing.


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

Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Form 10-K.


Item 9  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        FINANCIAL DISCLOSURE

        During the Company's last two fiscal years, there have been no changes in the independent accountants nor disagreements with such accountants as to accounting and financial disclosures of the type required to be disclosed in this Item 9.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 12, 1997.


Item 11. EXECUTIVE COMPENSATION

        Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 12, 1997.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

        Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 12, 1997.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 12, 1997.

                                   PART IV


Item 14.       EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
               FORM 8-K

        (a)    The following documents are filed as part of this Report

               (1)(2) The financial statements indicated by Part II,
                        Item 8, Financial Statements and Supplementary
                        Schedule.

               (3) Exhibits

3.1            Articles of Incorporation and Articles of Amendment of the
               Company (incorporated by reference to Exhibit 3.1 to the
               Company's Registration Statement on Form S-11 (Registration
               Statement No. 33-73858, as amended ("Agree S-11"))
3.2            Bylaws of the Company (incorporated by reference to Exhibit
               3.3 to Agree S-11)
10.1       *   Loan Modification Agreement, dated April 22, 1994, by and
               among Shawano Plaza, Plymouth Commons, Chippewa Commons and
               Nationwide Life Insurance Company
10.2       *   Loan Modification Agreement, dated April 22, 1994, by and
               among Rapids Associates, Marshall Plaza Phase Two, Petoskey
               Town Center, Charlevoix Commons and Nationwide Life
               Insurance Company
10.3           Modification Agreement, dated as of March 28, 1994, by and between North Lakeland Plaza and the Travelers Indemnity
               Company (incorporated by reference to Exhibit 4.2 to Agree
               S-11)
10.4           Loan Agreement, dated August 19, 1992, by and among Richard
               Agree, Edward Rosenberg and Michigan National Bank
               (incorporated by reference to Exhibit 4.3 to Agree S-11)
10.5           Loan Agreement dated March 7, 1990, and Modification of
               Mortgage and Security Agreement, dated July 10, 1990, by and between Winter Garden Plaza and American United Life Insurance
               Company (incorporated by reference to Exhibit 4.4 to Agree
               S-11)
10.6       *   First Amended and Restated Agreement of Limited Partnership
               of Agree Limited Partnership, dated as of April 22, 1994, by and among the Company, Richard Agree, Edward Rosenberg and
               Joel Weiner
10.7           Amended and Restated Registration Rights Agreement, dated July
               8, 1994 by and among the Company, Richard Agree, Edward
               Rosenberg and Joel Weiner (incorporated by reference to
               Exhibit 10.2 to the Company's Annual Report on Form 10-K for
               the year ended December 31, 1994 (the "1994 Form 10-K"))
10.8       *   1994 Stock Incentive Plan of the Company
10.9       *   Management Agreement, dated April 22, 1994, by and among Mt
               Pleasant Shopping Center, Angola Plaza, Shiloh Plaza and the
               Company
10.10      *   Contribution Agreement, dated as of April 21, 1994, by and among the Company, Richard Agree, Edward Rosenberg and the co-partnerships named therein
10.11      *   Employment Agreement, dated April 22, 1994, by and between the Company and Richard Agree

10.12      *   Employment Agreement, dated April 22, 1994, by and between the Company and Edward Rosenberg
10.13      *   Agree Realty Corporation Profit Sharing Plan

10.14          Business Loan Agreement by and between Agree Limited
               Partnership and Michigan National Bank (incorporated by
               reference to Exhibit 10.8 to the 1994 10-K)
10.15          Business Loan Agreement, dated as of September 21, 1995, by and between Agree Limited Partnership and Michigan National
               Bank (incorporated by reference to Exhibit 10.9 to the
               Company's Annual Report on Form 10-K for the year ended
               December 31, 1995 (the "1995 10-K"))
10.16          Line of Credit Agreement by and among Agree Limited
               Partnership, the Company, the lenders parties thereto, and
               Michigan National Bank as Agent (incorporated by reference to
               Exhibit 10.10 to the 1995 10-K)
27.1       *   Financial Data Schedule

---------
      *      Filed herewith



    (b)        Reports on Form 8-K

               No reports on Form 8-K have been filed by the Company during the quarter ending December 31, 1996.

                                  SIGNATURES


     PURSUANT to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.



                                          AGREE REALTY CORPORATION


                                          By:      /s/ Richard Agree
                                                 -----------------------------
                                          Name:  Richard Agree
                                                 President and Chairman of the
                                                    Board of Directors
                                          Date:  March 28, 1997

     PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March, 1997.


By:      /s/Richard Agree                 By:      /s/ Farris G. Kalil
       -----------------------------             ---------------------------
       Richard Agree                             Farris G. Kalil
       President and Chairman of the             Director
         Board of Directors
       (Principal Executive Officer)

                                          By:     /s/ Michael Rotchford
                                                 ---------------------------
                                                 Michael Rotchford
                                                 Director

By:      /s/Kenneth R. Howe
       -----------------------------
       Kenneth R. Howe
       Vice President, Finance            By:     /s/ Ellis G. Wachs
         and Secretary                           ---------------------------
       (Principal Financial and                  Ellis G. Wachs
         Accounting Officer)                     Director


                                          By:     /s/ Gene Silverman
                                                 ---------------------------
                                                 Gene Silverman
By:      /s/Edward Rosenberg                     Director
       -----------------------------
       Edward Rosenberg
       Director and Senior Vice
         President

                                             Agree Realty Corporation and the
                                                           Agree Predecessors

                                                                        Index

-----------------------------------------------------------------------------


                                                                Page
                                                                ----

Report of Independent Certified Public Accountants              F-2


Financial Statements
     Consolidated Balance Sheets of the Company                 F-3
     Consolidated Statements of Operations of the Company
          and Combined Statements of Operations of the
          Agree Predecessors                                    F-5
     Consolidated Statements of Stockholders' Equity of
          the Company and Combined Statements of Partners'
          Deficit of the Agree Predecessors                     F-6
     Consolidated Statements of Cash Flows of the Company
          and Combined Statements of Cash Flows of the
          Agree Predecessors                                    F-7


Notes to Financial Statements                                   F-9


Schedule III - Real Estate and Accumulated Depreciation         F-20

Report of Independent Certified Public Accountants


To the Board of Directors and Owners of
  Agree Realty Corporation
Farmington Hills, Michigan

We have audited the accompanying consolidated balance sheets of Agree Realty Corporation (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995 and for the period from April 22, 1994 to December 31, 1994. We have also audited the accompanying combined statements of operations, partners' deficit and cash flows for the period from January 1, 1994 to April 21, 1994 of Agree Realty Group (the "Agree Predecessors"). We have also audited the schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company's and Agree Predecessors' management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Agree Realty Corporation at December 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 and for the period from April 22, 1994 to December 31, 1994, and the results of the Agree Predecessors operations and its cash flows for the period from January 1, 1994 to April 21, 1994 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.





                                                               BDO SEIDMAN, LLP

Troy, Michigan
February 14, 1997

                                                     Agree Realty Corporation

                                                  Consolidated Balance Sheets

-----------------------------------------------------------------------------



                                                           December 31,      December 31,
                                                                   1996              1995
-----------------------------------------------------------------------------------------
Assets

Real Estate Investments (Note 3)
  Land                                                    $  25,183,667     $  23,224,377
  Buildings                                                 107,204,583        94,955,086
  Property under development                                     85,993           180,805
                                                          -------------     -------------
                                                            132,474,243       118,360,268
  Less accumulated depreciation                             (17,339,353)      (14,792,193)
                                                          -------------     -------------
Net Real Estate Investments                                 115,134,890       103,568,075

Cash and Cash Equivalents                                       294,389         1,283,672

Accounts Receivable - Tenants                                   638,735           626,280

Restricted Asset - Cash Held in Escrow                          266,771           259,204

Investments In and Advances To Unconsolidated Entities        1,820,605                --

Unamortized Deferred Expenses
  Financing costs                                             2,398,377         2,513,665
  Leasing costs                                                 141,757           140,026

Other Assets                                                    686,346           537,487
                                                          -------------     -------------
                                                          $ 121,381,870     $ 108,928,409
                                                          =============     =============

               See accompanying notes to financial statements.

                                                     Agree Realty Corporation

                                                  Consolidated Balance Sheets

-----------------------------------------------------------------------------



                                                  December 31,      December 31,
                                                          1996              1995
--------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Mortgages Payable (Note 3)                       $  53,663,999     $  53,970,525

Construction Loans (Note 3)                         10,616,936        17,603,785

Note Payable (Note 3)                               23,616,382         1,977,808

Dividends and Distributions Payable (Note 4)         1,479,345         1,474,265

Accrued Interest Payable                               354,988           189,256

Accounts Payable
  Operating                                            691,981           596,913
  Capital expenditures                                 596,794         1,637,861

Tenant Deposits                                         50,394            53,477
                                                 -------------     -------------
Total Liabilities                                   91,070,819        77,503,890
                                                 -------------     -------------
Minority Interest (Note 5)                           5,869,014         6,118,017
                                                 -------------     -------------
Stockholders' Equity (Note 4)
  Common stock, $.0001 par value, 20,000,000
   shares authorized, 2,649,475 and 2,638,185
   shares issued and outstanding                           265               264
  Additional paid-in capital                        30,060,908        29,890,292
  Deficit                                           (5,619,136)       (4,584,054)
                                                 -------------     -------------
Total Stockholders' Equity                          24,442,037        25,306,502
                                                 -------------     -------------
                                                 $ 121,381,870     $ 108,928,409
                                                 -------------     -------------

               See accompanying notes to financial statements.

                                             Agree Realty Corporation and the
                                                           Agree Predecessors

                     Consolidated Statements of Operations of the Company and
                  Combined Statements of Operations of the Agree Predecessors

-----------------------------------------------------------------------------

                                                         Agree Realty       Agree Realty       Agree Realty            Agree
                                                          Corporation        Corporation        Corporation     Predecessors
                                                        January 1, to      January 1, to       April 22, to    January 1, to
                                                    December 31, 1996  December 31, 1995  December 31, 1994   April 21, 1994
----------------------------------------------------------------------------------------------------------------------------
Revenues
  Rental income                                          $ 14,450,035       $ 11,935,523       $ 8,139,566       $ 3,575,128
  Operating cost reimbursement                              1,760,681          1,671,359         1,093,463           494,909
  Management fees and other (Note 7)                           80,752             91,714            46,487             9,858
                                                         ------------       ------------       -----------       -----------
Total Revenues                                             16,291,468         13,698,596         9,279,516         4,079,895
                                                         ------------       ------------       -----------       -----------
Operating Expenses
  Real estate taxes                                         1,169,308          1,120,515           737,628           368,124
  Property operating expenses                                 979,606            871,167           464,007           299,623
  Land lease payments                                         336,083             56,000            43,400            12,600
  General and administrative                                1,104,861            966,464           667,800           159,393
  Depreciation and amortization                             2,620,274          2,316,862         1,626,604           680,458
                                                         ------------       ------------       -----------       -----------
Total Operating Expenses                                    6,210,132          5,331,008         3,539,439         1,520,198
                                                         ------------       ------------       -----------       -----------
Income From Operations                                     10,081,336          8,367,588         5,740,077         2,559,697
                                                         ------------       ------------       -----------       -----------
Other Income (Expense)
  Interest expense, net                                    (6,101,106)        (4,335,207)       (2,972,237)       (2,584,002)
  Development fee income                                      509,673                 --                --            85,273
  Gain on land sales                                           84,688                 --           119,635                --
  Equity in net income of unconsolidated entities              58,704                 --                --                --
  Reorganization costs (Note 6)                                    --                 --          (494,317)               --
                                                         ------------       ------------       -----------       -----------
Total Other Expense                                        (5,448,041)        (4,335,207)       (3,346,919)       (2,498,729)
                                                         ------------       ------------       -----------       -----------
Income Before Extraordinary Item and Minority Interest      4,633,295          4,032,381         2,393,158            60,968

Extraordinary Item - Loss on Extinguishment
  of Debt (Note 8)                                                 --                 --        (2,139,114)               --
                                                         ------------       ------------       -----------       -----------
Income Before Minority Interest                             4,633,295          4,032,381           254,044            60,968
Minority Interest                                             899,323            785,105            49,462              --
                                                         ------------       ------------       -----------       -----------
Net Income                                               $  3,733,972       $  3,247,276       $   204,582       $    60,968
                                                         ============       ============       ===========       ===========
Earnings Per Share
  Income before extraordinary item                       $       1.41       $       1.23       $       .73
  Extraordinary item                                               --                 --              (.65)
                                                         ------------       ------------       -----------       -----------
Earnings Per Share                                       $       1.41       $       1.23       $       .08
                                                         ============       ============       ===========       ===========
Weighted Average Number of Common Shares
  Outstanding                                               2,649,475          2,638,185         2,638,185
                                                         ============       ============       ===========       ===========

               See accompanying notes to financial statements.

                                             Agree Realty Corporation and the
                                                           Agree Predecessors


           Consolidated Statements of Stockholders' Equity of the Company and Combined Statements of Partners' Deficit of the Agree Predecessors

-----------------------------------------------------------------------------

                                                                                                       Agree
                                                Common Stock     Additional                     Predecessors
                                           -----------------        Paid-In                        Partners'
                                            Shares    Amount        Capital         Deficit          Deficit
------------------------------------------------------------------------------------------------------------
Balance, January 1, 1994                          --    $ --    $         --     $        --     $(5,436,893)

Contributions                                     --      --              --              --           3,000
Distributions                                     --      --              --              --      (3,350,741)
Net income                                        --      --              --              --          60,968
                                           ---------    ----    ------------     -----------     -----------
Balance, April 21, 1994                           --      --              --              --      (8,723,666)

Reclassification of Agree
  Predecessors partners'
  deficit in connection with
  formation of the Company                        --      --      (8,723,666)                      8,723,666

Proceeds from issuance of common stock,
  net of underwriting fees                 2,625,685     263      47,800,594              --              --

Payment of stock issuance costs                   --      --      (2,203,712)             --              --

Issuance of shares under the Stock
  Incentive Plan                              12,500       1         243,749              --              --

Minority interest equity
  immediately following the
  April 22, 1994 initial
  public offering                                 --      --      (7,226,673)             --              --

Dividends declared for the
  period April 22, 1994
  to December 31, 1994,
  $1.246 per share                                --      --              --      (3,287,179)             --

Net income for the period
  April 22, 1994
  to December 31, 1994                            --      --              --         204,582              --
                                           ---------    ----    ------------     -----------     -----------
Balance, December 31, 1994                 2,638,185     264      29,890,292      (3,082,597)             --

Dividends declared for the year ended
  December 31, 1995, $1.80 per share              --      --              --      (4,748,733)             --

Net income for the year
  ended December 31, 1995                         --      --              --       3,247,276              --
                                           ---------    ----    ------------     -----------     -----------
Balance, December 31, 1995                 2,638,185     264      29,890,292      (4,584,054)             --

Issuance of shares under the
  Stock Incentive Plan                        11,290       1         170,616              --              --
Dividends declared for the year
  ended December 31, 1996,
  $1.80 per share                                 --      --              --      (4,769,054)             --
Net income for the year
  ended December 31, 1996                         --      --              --       3,733,972              --
                                           ---------    ----    ------------     -----------     -----------
Balance, December 31, 1996                 2,649,475    $265    $ 30,060,908     $(5,619,136)    $        --
                                           =========    ====    ============     ===========     ===========

               See accompanying notes to financial statements.

                                             Agree Realty Corporation and the
                                                           Agree Predecessors

            Consolidated Statements of Cash Flows of the Company and Combined
                           Statements of Cash Flows of the Agree Predecessors

-----------------------------------------------------------------------------

                                                   Agree Realty     Agree Realty   Agree Realty           Agree
                                                    Corporation      Corporation    Corporation    Predecessors
                                                  January 1, to    January 1, to   April 22, to   January 1, to
                                                   December 31,     December 31,    December 31,      April 21,
                                                           1996             1995            1994           1994
---------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                       $  3,733,972     $  3,247,276     $   204,582     $  60,968
  Adjustments to reconcile net income to net
   cash provided by operating activities
     Depreciation                                     2,523,621        2,252,642       1,551,570       636,561
     Amortization                                       505,089          311,415         249,971        74,598
     Equity in net income of unconsolidated
      entities                                          (58,704)              --              --            --
     Write-off of deferred financing costs                   --               --         189,231            --
     Minority interests                                 899,323          785,105          49,462            --
     Gain on land sales                                 (84,688)              --        (119,635)           --
     Decrease (increase) in accounts receivable         (12,455)         (64,629)       (561,651)      449,504
     Increase in deferred costs                         (53,764)         (27,524)        (14,640)           --
     Decrease (increase) in other assets                    677         (133,728)       (112,531)      522,163
     Increase (decrease) in accounts payable             95,068          197,406         327,885      (760,349)
     Increase (decrease) in accrued interest            165,732            9,592        (967,640)     (536,099)
     Increase (decrease) in tenant deposits              (3,083)          (5,484)         58,961       (60,461)
                                                   ------------     ------------     -----------     ---------
Net Cash Provided By Operating Activities             7,710,788        6,572,071         855,565       386,885
                                                   ------------     ------------     -----------     ---------
Cash Flows From Investing Activities
  Acquisition of real estate investments
   (including capitalized interest of
   $78,703 in 1996 and $59,752 in 1995)             (13,577,181)     (19,870,270)       (117,102)     (228,810)
  Investments in and advances to
   unconsolidated entities                           (1,761,901)              --              --            --
  Proceeds from sale of land                            144,688               --         161,635            --
  Proceeds from sale of marketable
   securities                                                --          300,188              --            --
  Purchase of marketable securities                          --               --        (300,188)           --
                                                   ------------     ------------     -----------     ---------
Net Cash Used In Investing Activities               (15,194,394)     (19,570,082)       (255,655)     (228,810)
                                                   ------------     ------------     -----------     ---------

               See accompanying notes to financial statements.

                                             Agree Realty Corporation and the
                                                           Agree Predecessors

            Consolidated Statements of Cash Flows of the Company and Combined
                           Statements of Cash Flows of the Agree Predecessors

-----------------------------------------------------------------------------

                                        Agree Realty     Agree Realty     Agree Realty           Agree
                                         Corporation      Corporation      Corporation    Predecessors
                                       January 1, to    January 1, to     April 22, to   January 1, to
                                        December 31,     December 31,     December 31,       April 21,
                                                1996             1995             1994            1994
------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Line-of-credit proceeds                 21,638,574        1,977,808               --       1,589,774
  Payment of construction loans          (11,861,006)              --      (11,407,600)             --
  Dividends and limited partners'
    distributions paid                    (5,912,300)      (5,897,059)      (2,607,811)             --
  Proceeds from construction loans         4,874,157       17,603,785               --              --
  Payments of payables for capital
    expenditures                          (1,637,861)              --               --         (45,688)
  Payments of mortgages payable             (306,526)        (280,522)     (14,394,680)     (1,388,265)
  Payments for financing costs              (293,148)        (765,535)        (961,339)       (425,424)
  Decrease (increase) in escrow and
    bond fund deposits                        (7,567)         (16,200)           7,314         380,378
  Net proceeds from the issuance of
    common stock                                  --               --       45,597,145              --
  Payment of line-of-credit                       --               --       (7,003,977)             --
  Payments on related party notes                 --               --       (4,414,556)             --
  Payment of bonds                                --               --       (3,755,000)             --
  Partners' distributions                         --               --               --      (3,350,741)
  Mortgage proceeds                               --               --               --       2,375,000
  Partners' contributions                         --               --               --           3,000
                                        ------------     ------------     ------------     -----------
Net Cash Provided By (Used In)
  Financing Activities                     6,494,323       12,622,277        1,059,496        (861,966)
                                        ------------     ------------     ------------     -----------
Net Increase (Decrease) In Cash
  and Cash Equivalents                      (989,283)        (375,734)       1,659,406        (703,891)

Cash and Cash Equivalents,
  beginning of period                      1,283,672        1,659,406               --         703,891
                                        ------------     ------------     ------------     -----------
Cash and Cash Equivalents,
  end of period                         $    294,389     $  1,283,672     $  1,659,406     $        --
                                        ============     ============     ============     ===========
Supplemental Disclosure of
  Cash Flow Information
    Cash paid for interest              $  5,630,000     $  4,177,000     $  2,677,000     $ 4,318,000
                                        ============     ============     ============     ===========
Supplemental Disclosure of
  Non-Cash Transactions
    Dividends and limited
      partners' distributions
      declared and unpaid               $  1,479,345     $  1,474,265     $  1,474,265     $        --
    Real estate investments
      financed with accounts
      payable                           $    596,794     $  1,637,861     $         --     $        --
  Shares issued under Stock
    Incentive Plan                      $    170,617     $         --     $    243,750     $        --
                                        ============     ============     ============     ===========

               See accompanying notes to financial statements.

                                             Agree Realty Corporation and the
                                                           Agree Predecessors

                                                Notes to Financial Statements

-----------------------------------------------------------------------------

1.   Summary of
     Significant
     Accounting
     Policies

Organization and Business

Agree Realty Corporation (the "Company") was formed as a Maryland real estate investment trust in December 1993, and commenced operations effective with the completion of its initial public offering on April 22, 1994. The Company is the successor to the operations of Agree Realty Group (the "Agree Predecessors"), which was comprised of seventeen real estate property partnerships and a management and development company. All of the Company's assets are held by, and all of its operations are conducted through, Agree Limited Partnership (the "Operating Partnership"). The Company will, at all times, be the sole general partner of the Operating Partnership. Minority interest in the Operating Partnership represents partnership units of the Operating Partnership (OP Units).

The Company operates, manages, acquires and develops retail properties. At December 31, 1996, the Company's properties are comprised of thirteen shopping centers and twelve single tenant retail facilities located in eleven states. During the year ended December 31, 1996, approximately 90% of the Company's base rental revenues were received from national or regional tenants under long-term leases, including approximately 32% from Kmart Corporation and 23% from Borders, Inc.

Principles of Consolidation

The consolidated financial statements of Agree Realty Corporation include the accounts of the Company and its majority owned partnership, the Operating Partnership. The Agree Predecessors' financial statements were prepared on a combined basis because of common ownership and management. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated and combined financial statements.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Values of Financial Instruments

The carrying amounts of the Company's financial instruments, which consist of cash, cash equivalents, receivables, notes payable, accounts payable and long-term debt, approximate their fair values.

Real Estate Investments

Real estate assets are stated at cost less accumulated depreciation. All costs related to planning, development and construction of buildings prior to the date they become operational, including interest and real estate taxes during the construction period, are capitalized for financial reporting purposes.

Subsequent to completion of construction, expenditures for property maintenance are charged to operations as incurred, while significant renovations are capitalized. Depreciation of the buildings is recorded on the straight-line method using an estimated useful life of forty years.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid tax anticipation notes with original maturities of three months or less.

Accounts Receivable - Tenants

Accounts receivable from tenants reflect primarily reimbursement of specified common area maintenance costs. No allowance for uncollectible accounts has been provided based on past collection results.

Restricted Assets

These amounts represent funds on deposit restricted by certain lenders pursuant to agreements entered into by the Company. The funds held in escrow are used to pay capital-related costs and are released to the Company upon inspection and leasing of related property to tenants and are used to pay real estate taxes for one shopping center in Florida.

Investments in Unconsolidated Entities

The Company uses the equity method of accounting for investments in non-majority owned entities where the Company has the ability to exercise significant influence over operating and financial policies.

The Company's initial investment is recorded at cost, and the carrying amount of the investment is (a) increased by the Company's share of the investees' earnings (as defined in the limited liability company agreements), and (b) reduced by distributions paid from the investees to the Company.

Unamortized Deferred Expenses

Deferred expenses are stated net of total accumulated amortization. The nature and treatment of these capitalized costs are as follows: (1) financing costs, consisting of expenditures incurred to obtain long-term financing, are being amortized using the interest method over the term of the related loan, and (2) leasing costs, which are amortized on a straight-line basis over the term of the related lease.

Accounts Payable - Capital Expenditures

Included in accounts payable are amounts related to the construction of buildings. Due to the nature of these expenditures, they are reflected in the statements of cash flows as a financing activity.

Minority Interest

This amount represents the limited partners' interest of 19.41% and 19.47% in the Operating Partnership as of December 31, 1996 and 1995, respectively, which is convertible into 637,959 shares of the Company's common stock.

Revenue Recognition

Base rental income attributable to leases is recorded when due from tenants. Certain leases provide for additional rents based on tenants' sales volume. These percentage rents are reflected based on the tenants' fiscal year; however, such amounts earned by the Company have historically not been material. In addition, leases for certain tenants contain rent escalations and/or free rent during the first several months of the lease term; however, such amounts are not material.

The Company acts as the construction developer on certain properties. Related development fee income is recognized upon completion of construction.

Operating Cost Reimbursement

Substantially all of the Company's leases contain provisions requiring tenants to pay as additional rent a proportionate share of operating expenses such as real estate taxes, repairs and maintenance, insurance, etc. The related revenue from tenant billings is recognized in the same period the expense is recorded.

Income Taxes

The Company has elected to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95 percent of its taxable income to its stockholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for the Company in the accompanying consolidated financial statements.

The aggregate federal income tax basis of Real Estate Investments is approximately $10.5 million less than the financial statement basis.

Per Share Data

Earnings per share has been computed by dividing the income by the weighted average number of common shares and dilutive common equivalent shares outstanding.

Reclassifications

Certain insignificant amounts in the prior year financial statements have been reclassified to conform with the 1996 presentation.

2.   Formation of
     the Company,
     Initial Public
     Offering and
     Basis of
     Presentation

The Company was established to continue the business of the Agree Predecessors. The Company commenced its operations on April 22, 1994 with the sale of 2,500,000 shares of common stock. The cash proceeds (net of underwriting fees) to the Company from the completion of this initial public offering were approximately $45.4 million, which were used primarily to reduce outstanding indebtedness, pay stock issuance costs and establish a working capital reserve. Also in connection with the formation of the Company, 125,685 shares of common stock were purchased by two principals of the Agree Predecessors in a private transaction at the initial public offering price of $19.50 per share.

The assets of the Company are held by and all operations conducted through the Operating Partnership. The Company controls, as the sole general partner, 80.59% and 80.53% of the Operating Partnership as of December 31, 1996 and 1995, respectively.

3.   Mortgages,
     Construction
     Loans and Note
     Payable

Mortgages payable consisted of the following:

December 31,                                                                           1996           1995
----------------------------------------------------------------------------------------------------------
Note payable in monthly installments of interest only at 6.875% per annum until May 1999, at which time the Company can elect to either pay the amount in full or accept the then prevailing interest rate and continue making principal and interest payments based on a 22-year amortization schedule, with the remaining unpaid principal and accrued unpaid interest then due November 2005, collateralized by related
     real estate and tenants' leases                                            $33,600,000    $33,600,000

Note payable in monthly installments of $98,477 including interest at 9.75%
     per annum, collateralized by related real estate and tenants' leases,
     final balloon installment due July 2010                                      9,698,073      9,874,834

Note payable in monthly installments of $62,881 including interest at 7.75%
     per annum, collateralized by related real estate and tenants' leases,
     final balloon installment due March 1999                                     7,990,926      8,120,691

Note payable in monthly installments of interest only at the prime rate
     (which was 8.25% at December 31, 1996) plus .5%, beginning April 1997, payable in monthly installments of principal and interest based on a
     20-year amortization, collateralized by related real estate and tenants'
     leases, final balloon installment due March 1999                             2,375,000      2,375,000
                                                                                -----------    -----------
Mortgages Payable                                                               $53,663,999    $53,970,525
                                                                                ===========    ===========

Future scheduled annual maturities of mortgages payable for years ending December 31, are as follows: 1997 - $357,946; 1998 - $421,123; 1999 -
$10,679,397; 2000 - $969,964; 2001 - $1,046,875 and $40,188,694 thereafter.
(These maturities assume that the $33,600,000 mortgage will be extended beyond May 1999.)

In November 1995, the Operating Partnership entered into a $50 million line-of-credit agreement which is guaranteed by the Company. The agreement has an initial term of three years and can be extended, at the option of the Company, for an additional three years. Advances under this credit facility bear interest within a range of LIBOR plus 200 basis points to 263 basis points, or the bank's prime rate plus 37 basis points to 75 basis points, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The credit facility will be used to fund property acquisitions and development activities, and is secured by specific properties. As of December 31, 1996, $20,746,937 was outstanding under this facility and there were no amounts outstanding under this credit facility as of December 31, 1995.

In addition, the Company maintains a $5,000,000 line-of-credit agreement with a bank which expires on September 21, 1997. Payments of interest only, at the bank's prime rate, or 225 basis points in excess of the one month LIBOR rate, at the option of the Company, are required monthly. At December 31, 1996 and 1995, $2,869,445 and $1,977,808 were outstanding under this agreement, respectively.

The Company has received funding from an unaffiliated third party for certain of its single tenant retail properties. Borrowings under this arrangement bear no interest and are required to be repaid within sixty (60) days after the date the construction has been completed. The advances are secured by the specific land and buildings being developed. As of December 31, 1996 and 1995, $10,616,936 and $17,603,785 was outstanding under this agreement, respectively.

4.   Dividends and
     Distributions
     Payable

On December 9, 1996, the Company declared a dividend of $.45 per share for the quarter ended December 31, 1996; approximately 30 percent of the dividend represented a return of capital. The holders of OP Units were entitled to an equal distribution per OP Unit held as of December 31, 1996. The dividends and distributions payable are recorded as liabilities in the Company's balance sheet at December 31, 1996. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners' minority interest. These amounts were paid on January 6, 1997.

5.   Minority
     Interest

The following summarizes the changes in the limited partners' minority interest since January 1, 1995:

Minority interest at January 1, 1995                 $ 6,481,238
Minority interests' share of income for
     the year ended December 31, 1995                    785,105
Distributions for the year ended December 31, 1995    (1,148,326)
                                                     -----------
Minority Interest at December 31, 1995                 6,118,017
Minority interests' share of income for the year
     ended December 31, 1996                             899,323
Distributions for the year ended December 31, 1996    (1,148,326)
                                                     -----------
Minority Interest at December 31, 1996               $ 5,869,014
                                                     ===========


6.   Reorganization
     Costs

Costs incurred by the Company related to title insurance costs, revenue stamps and transfer fees associated with the transfer of properties and certain related mortgages from the Agree Predecessors to the Company were charged to operations and reflected as "Reorganization Costs" in the 1994 consolidated statement of operations.

7.   Related Party
     Transactions

The Company currently manages certain additional properties which are owned by certain officers and directors of the Company, but are not included in these consolidated or combined financial statements. Income related to these activities are reflected as "Management fees and other" in the accompanying consolidated statements of operations.

8.   Extraordinary
     Item

As a result of the early extinguishment of indebtedness with a portion of the net proceeds from the issuance of its common stock, the Company recognized an extraordinary loss in 1994 related to loan prepayment penalties and the write-off of deferred financing costs on debt that was retired.

9.   Stock Incentive
     Plan

The Company has established a stock incentive plan (the "Plan") under which 29,400 options were granted in April 1994. The options, which have an exercise price equal to the initial public offering price ($19.50/share), can be exercised in increments of 25% on each anniversary of the date of the grant. A total of 14,700 and 7,350 of the options were exercisable at December 31, 1996 and 1995, respectively. No options were exercised during either 1996 or 1995.

The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." However, since no compensation cost would have been recognized pursuant to SFAS No. 123 under the Plan in either 1996 or 1995, there is no effect on the Company's net income or earnings per share for these years.

10.  Restricted Stock

As part of the Company's stock incentive plan, 12,500 restricted common shares were granted to certain employees in April 1994; an additional 11,290 shares were granted during the first quarter of 1996. The restricted shares vest in increments of 20% per year for five years. The Company recorded related compensation expense of $82,873, $48,750 and $34,530 in 1996, 1995 and 1994, respectively. Plan participants are entitled to receive the quarterly dividends on their respective restricted shares.

11.  Profit-Sharing
     Plan

The Company has a discretionary profit-sharing plan whereby it contributes to the plan such amounts as the Board of Directors of the Company determines. The participants in the plan cannot make any contributions to the plan. Contributions to the plan are allocated to the employees based on their percentage of compensation to the total compensation of all employees for the plan year. Participants in the plan become fully vested after six years of service. No contributions were made to the plan in 1996, 1995 or 1994.

12.  Rental Income

The Company leases premises in its properties to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years. The majority of leases provide for additional rents based on tenants' sales volume; however, such amounts earned by Agree have historically not been material.

As of December 31, 1996, the future minimum revenues for the next five years from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows (in thousands):

1997                    $ 16,078
1998                      15,654
1999                      15,350
2000                      14,982
2001                      13,950
Thereafter               149,949
                        --------
Total                   $225,963
                        ========


Of the future minimum rentals, approximately 39% of the above total is attributable to Kmart Corporation and approximately 31% is attributable to Borders, Inc. Kmart's principal business is general merchandise retailing through a chain of discount department stores, and Borders is a major operator of book superstores in the United States.

13.  Lease
     Commitments

The Company has entered into certain land lease agreements for three of its properties. As of December 31, 1996, approximate future annual lease commitments under these agreements are as follows:

Year Ended December 31,
---------------------------------
1997                   $  446,000
1998                      446,000
1999                      446,000
2000                      482,000
2001                      485,000
Thereafter              6,606,000
                        =========

14.  Interim Results
     (Unaudited)

The following summary represents the unaudited results of operations of the Company, expressed in thousands except per share amounts, for the periods from January 1, 1995 through December 31, 1996:

                                            Three Months Ended
--------------------------------------------------------------------------------------
1996                          March 31,        June 30,  September 30,    December 31,
--------------------------------------------------------------------------------------
Revenues                        $3,866          $4,026          $4,017          $4,382
                                ======          ======          ======          ======
Income before
     minority interest          $1,010          $1,064          $  845          $1,714

Minority interest                  196             207             164             332
                                ------          ------          ------          ------

Net Income                      $  814          $  857          $  681          $1,382
                                ======          ======          ======          ======
Net Income Per
     Share                      $  .31          $  .32          $  .26          $  .52
                                ======          ======          ======          ======

                                            Three Months Ended
--------------------------------------------------------------------------------------
1995                          March 31,        June 30,  September 30,    December 31,
--------------------------------------------------------------------------------------

Revenues                        $3,413          $3,337          $3,364          $3,614
                                ======          ======          ======          ======
Income before
     minority interest          $  987          $1,003          $1,004          $1,038

Minority interest                  192             196             195             202
                                ------          ------          ------          ------

Net Income                      $  795          $  807          $  809          $  836
                                ======          ======          ======          ======
Net Income Per
     Share                      $  .30          $  .30          $  .31          $  .32
                                ======          ======          ======          ======


                           AGREE REALTY CORPORATION
           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 1996
---------------------------------------------------------------------------------------------------
Column A                             Column B                  Column C                    Column D
--------                          -----------        ----------------------------     -------------
                                                                                              Costs
                                                                                        Capitalized
                                                                                      Subsequent to
                                                                     Initial Cost       Acquisition
                                                     ----------------------------     -------------
                                                                     Building and          Building
Description                       Encumbrance              Land      Improvements      Improvements
---------------------------------------------------------------------------------------------------
Completed Retail Facilities
 Borman Center, MI                $        --       $   550,000      $    562,404       $ 1,066,115
 Capital Plaza, KY                         --             7,379         2,240,607           514,580
 Charlevoix Commons, MI             3,981,600           305,000         5,152,992                --
 Chippewa Commons, WI               5,103,840         1,197,150         6,367,560            35,539
 Grayling Plaza, MI                        --           200,000         1,778,657                --
 Iron Mountain Plaza, MI                   --           677,820         7,014,996           372,627
 Ironwood Commons, MI                      --           212,500         8,181,306           230,953
 Marshall Plaza Two, MI             3,407,040                --         4,662,230            10,764
 North Lakeland Plaza, FL           7,990,926         1,641,879         6,364,379           337,905
 Oscoda Plaza, MI                          --           183,295         1,872,854                --
 Perrysburg Plaza, OH               2,375,000            21,835         2,291,651                --
 Petoskey Town Center, MI           5,577,600           875,000         8,895,289             5,985
 Plymouth Commons, WI               4,811,520           535,460         5,667,504           138,260
 Rapids Associates, MI              5,120,640           705,000         6,854,790            13,000
 Shawano Plaza, WI                  5,597,760           190,000         9,133,934                --
 West Frankfort Plaza, IL                  --             8,002           784,077                --
 Winter Garden Plaza, FL            9,698,073         1,631,448         8,459,024                --
 Omaha Store, NE                    3,596,937         1,705,619         2,053,615             2,152
 Wichita Store, KS                  2,910,064         1,039,195         1,690,644            24,666
 Santa Barbara Store, CA            5,795,333         2,355,423         3,240,557             2,650
 Monroeville, PA                    6,773,314         6,332,158         2,168,892                --
 Norman, OK                         2,274,622           879,562         1,595,379                --
 Columbus, OH                       3,131,427           826,000         2,321,134                --
 Aventura, FL                       3,130,000                --         3,141,821                --
 Boyton Beach, FL                   2,183,176         3,103,942         1,953,091                --
                                  -----------       -----------      ------------       -----------
Sub Total                          83,458,872        25,183,667       104,449,387         2,755,196
                                  -----------       -----------      ------------       -----------
Retail Facilities
 Under Development

 Lawrence, KS                              --                --            85,993                --
                                  -----------       -----------      ------------       -----------
Total                             $83,458,872       $25,183,667      $104,535,380       $ 2,755,196
                                  ===========       ===========      ============       ===========


Column A                                            Column E                              Column F     Column G       Column H
--------                           ---------------------------------------------     -------------  -----------  -------------
                                                                                                                          Life
                                                                                                                      on Which
                                          Gross Amount at Which Carried                                           Depreciation
                                               at Close of Period                                                    in Latest
                                   ---------------------------------------------                                        Income
                                                   Building and                        Accumulated      Date of      Statement
Description                              Land      Improvements            Total      Depreciation   Construction  is Computed
------------------------------------------------------------------------------------------------------------------------------
Completed Retail Facilities
 Borman Center, MI                $   550,000      $  1,628,519     $  2,178,519      $    878,263        1977        40 Years
 Capital Plaza, KY                      7,379         2,755,187        2,762,566         1,065,945        1978        40 Years
 Charlevoix Commons, MI               305,000         5,152,992        5,457,992           801,471        1991        40 Years
 Chippewa Commons, WI               1,197,150         6,403,099        7,600,249         1,056,930        1990        40 Years
 Grayling Plaza, MI                   200,000         1,778,657        1,978,657           584,444        1984        40 Years
 Iron Mountain Plaza, MI              677,820         7,387,623        8,065,443           981,711        1991        40 Years
 Ironwood Commons, MI                 212,500         8,412,259        8,624,759         1,156,330        1991        40 Years
 Marshall Plaza Two, MI                    --         4,672,994        4,672,994           677,963        1990        40 Years
 North Lakeland Plaza, FL           1,641,879         6,702,284        8,344,163         1,674,282        1987        40 Years
 Oscoda Plaza, MI                     183,295         1,872,854        2,056,149           608,363        1984        40 Years
 Perrysburg Plaza, OH                  21,835         2,291,651        2,313,486           759,110        1983        40 Years
 Petoskey Town Center, MI             875,000         8,901,274        9,776,274         1,327,675        1990        40 Years
 Plymouth Commons, WI                 535,460         5,805,764        6,341,224           897,413        1990        40 Years
 Rapids Associates, MI                705,000         6,867,790        7,572,790         1,067,320        1990        40 Years
 Shawano Plaza, WI                    190,000         9,133,934        9,323,934         1,512,238        1990        40 Years
 West Frankfort Plaza, IL               8,002           784,077          792,079           290,838        1982        40 Years
 Winter Garden Plaza, FL            1,631,448         8,459,024       10,090,472         1,672,227        1988        40 Years
 Omaha Store, NE                    1,705,619         2,055,767        3,761,386            57,812        1995        40 Years
 Wichita Store, KS                  1,039,195         1,715,310        2,754,505            48,166        1995        40 years
 Santa Barbara Store, CA            2,355,423         3,243,207        5,598,630            91,207        1995        40 years
 Monroeville, PA                    6,332,158         2,168,892        8,501,050             6,778        1996        40 years
 Norman, OK                           879,562         1,595,379        2,474,941             9,971        1996        40 years
 Columbus, OH                         826,000         2,321,134        3,147,134            53,191        1996        40 years
 Aventura, FL                              --         3,141,821        3,141,821            55,636        1996        40 years
 Boyton Beach, FL                   3,103,942         1,953,091        5,057,033             4,069        1996        40 years
                                  -----------      ------------     ------------      ------------
Sub Total                          25,183,667       107,204,583      132,388,250        17,339,353
                                  -----------      ------------     ------------      ------------
Retail Facilities
 Under Development

 Lawrence, KS                              --            85,993           85,993                --         N/A             N/A
                                  -----------      ------------     ------------      ------------
Total                             $25,183,667      $107,290,576     $132,474,243      $ 17,339,353
                                  ===========      ============     ============      ============


                           AGREE REALTY CORPORATION

                            NOTES TO SCHEDULE III
                              DECEMBER 31, 1996

-----------------------------------------------------------------------------


1)   Reconciliation of Real Estate Properties

     The following table reconciles the Real Estate Properties from January 1, 1994 to December 31, 1996:

                                   1996             1995            1994
------------------------------------------------------------------------
Balance at January 1      $ 118,360,268     $ 96,852,137    $ 96,548,225
Construction costs           14,173,975       21,508,131         345,912
Sales                           (60,000)            --           (42,000)
                          -------------     ------------    ------------
Balance at December 31    $ 132,474,243     $118,360,268    $ 96,852,137
                          =============     ============    ============



2)   Reconciliation of Accumulated Depreciation

     The following table reconciles the accumulated depreciation from January 1, 1994 to December 31, 1996:

                                            1996           1995           1994
------------------------------------------------------------------------------
Balance at January 1                 $14,792,193    $12,548,826    $10,325,699
Current year depreciation expense      2,547,160      2,243,367      2,223,127
                                     -----------    -----------    -----------
Balance at December 31               $17,339,353    $14,792,193    $12,548,826
                                     ===========    ===========    ===========


3)   Tax Basis of Buildings and Improvements

     The aggregate cost of Building and Improvements for federal income tax purposes is equal to the cost basis used for financial statement purposes.