Form 10-Q
period 1997-03-31
AGREE REALTY CORP
filed 1997-05-14
CIK 917251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


|x| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the quarterly period ended March 31, 1997

                                      OR


|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


            For the transition period from _________ to _________

                        Commission File Number 1-12928


                           Agree Realty Corporation
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Maryland                                                          38-3148187
------------------------------------------------------------------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                        Identification No.)


31850 Northwestern Highway, Farmington Hills, Michigan                  48334
------------------------------------------------------------------------------
(Address-of-principal-executive-offices)                          (Zip Code)


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


                                      Yes    No
                                      |x|    |_|


2,678,430 Shares of Common Stock, $.0001 par value, were outstanding as of May 12, 1997


                                                     Agree Realty Corporation

                                                                    Form 10-Q

                                                                        Index
------------------------------------------------------------------------------



Part I: Financial Information                                            Page
Item 1. Interim Consolidated Financial Statements                          3

        Consolidated Balance Sheets as of March 31, 1997
        and December 31, 1996.                                           4-5


        Consolidated Statements of Operations for the three
        months ended March 31, 1997 and 1996.                              6


        Consolidated Statement of Stockholders' Equity for
        the three months ended March 31, 1997.                             7


        Consolidated Statements of Cash Flows for the
        three months ended March 31, 1997 and 1996.                        8


        Notes to Consolidated Financial Statements                         9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                           10-14
Part II: Other Information

Item 1. Legal Proceedings                                                 15

Item 2. Changes in Securities                                             15

Item 3. Defaults Upon Senior Securities                                   15

Item 4. Submission of Matters to a Vote of Security Holders               15

Item 5. Other Information                                                 15

Item 6. Exhibits and Reports on Form 8-K                                  15

Signatures                                                                16

------------------------------------------------------------------------------


                                                     Agree Realty Corporation

                                                Part I: Financial Information

ITEM 1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS
          -----------------------------------------

                                                     Agree Realty Corporation

                                                  Consolidated Balance Sheets
------------------------------------------------------------------------------


                                                            March 31,         December 31,
                                                              1997                 1996
                                                            ---------         ------------
                                                           (Unaudited)         (Audited)
Assets

Real Estate Investments
  Land                                                   $  25,183,667    $  25,183,667
  Buildings                                                107,493,837      107,204,583
  Property under development                                   117,011           85,993
                                                         -------------    -------------

                                                           132,794,515      132,474,243
  Less accumulated depreciation                            (18,013,592)     (17,339,353)
                                                         -------------    -------------

Net Real Estate Investments                                114,780,923      115,134,890

Cash and Cash Equivalents                                      353,300          294,389

Accounts Receivable - Tenants                                  626,944          638,735

Restricted Asset - Cash Held in Escrow                         282,355          266,771

Investments In and Advances To Unconsolidated Entities       2,084,212        1,820,605

Unamortized Deferred Expenses
  Financing costs                                            2,313,581        2,398,377
  Leasing costs                                                139,566          141,757

Other Assets                                                 1,204,825          686,346
                                                         -------------    -------------
                                                         $ 121,785,706    $ 121,381,870
                                                         =============    =============


         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                                                  Consolidated Balance Sheets

------------------------------------------------------------------------------






                                               March 31,          December 31,
                                                    1997                 1996
                                               ---------          ------------
                                              (Unaudited)            (Audited)
Liabilities and Stockholders' Equity

Mortgages Payable                               $  53,583,023    $  53,663,999

Construction Loans                                  1,701,406       10,616,936


Note Payable                                       33,485,835       23,616,382


Dividends and Distributions Payable                 1,492,375        1,479,345


Accrued Interest Payable                              416,549          354,988


Accounts Payable
  Operating                                           302,646          691,981
  Capital expenditures                                165,852          596,794

Tenant Deposits                                        62,727           50,394
                                                -------------    -------------

Total Liabilities                                  91,210,413       91,070,819
                                                -------------    -------------

Minority Interest                                   5,800,787        5,869,014
                                                -------------    -------------


Stockholders' Equity
  Common stock, $.0001 par value, 20,000,000
   shares authorized, 2,678,430 and 2,649,475
   shares issued and outstanding                          268              265
  Additional paid-in capital                       30,679,818       30,060,908
  Deficit                                          (5,905,580)      (5,619,136)
                                                -------------    -------------


Total Stockholders' Equity                         24,774,506       24,442,037
                                                -------------    -------------


                                                $ 121,785,706    $ 121,381,870
                                                =============    =============


         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                            Consolidated Statements of Operations (Unaudited)

------------------------------------------------------------------------------


                                       Three Months Ended   Three Months Ended
                                        March 31, 1997       March 31, 1996
                                       ------------------   ------------------
Revenues
  Rental income                          $ 4,029,153        $ 3,371,031
  Operating cost reimbursement               499,347            476,673
  Management fees and other                   26,150             19,860
                                         -----------        -----------


Total Revenues                             4,554,650          3,867,564
                                         -----------        -----------

Operating Expenses
  Real estate taxes                          308,630            292,114
  Property operating expenses                337,544            313,482
  Land lease payments                        111,500             14,000
  General and administrative                 295,742            268,841
  Depreciation and amortization              693,406            632,629
                                         -----------        -----------

Total Operating Expenses                   1,746,822          1,521,066
                                         -----------        -----------


Income From Operations                     2,807,828          2,346,498
                                         -----------        -----------

Other Income (Expense)
  Interest expense, net                   (1,676,937)        (1,400,214)
  Equity in net income of unconsolidated
   entities                                    6,813             63,797
                                         -----------        -----------

Total Other Expense                       (1,670,124)        (1,336,417)
                                         -----------        -----------

Income Before Minority Interest            1,137,704          1,010,081

Minority Interest                           (218,855)          (196,057)
                                         -----------        -----------

Net Income                               $   918,849        $   814,024
                                         ===========        ===========

Earnings Per Share                       $       .34        $       .31
                                         ===========        ===========

Weighted Average Number of
  Common Shares Outstanding                2,678,430          2,649,475
                                         ===========        ===========


         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                   Consolidated Statement of Stockholders' Equity (Unaudited)


------------------------------------------------------------------------------



                                                          Common Stock         Additional
                                                          ------------         Paid-In
                                                      Shares       Amount      Capital      Deficit
                                                      ---------    ------    -----------    -------------
Balance, January 1, 1997                               2,649,475    $ 265    $30,060,908     $(5,619,136)

Issuance of shares under the Stock Incentive Plan         28,955        3        618,910              --

Dividends declared for the period January 1, 1997
  to March 31, 1997, $0.45 per share                          --       --             --      (1,205,293)

Net income for the period January 1, 1997 to
  March 31, 1997                                              --       --             --         918,849
                                                       ---------    -----    -----------     -----------

Balance, March 31, 1997                                2,678,430    $ 268    $30,679,818     $(5,905,580)
                                                       =========    =====    ===========     ===========

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                            Consolidated Statements of Cash Flows (Unaudited)

------------------------------------------------------------------------------



                                                     Three Months Ended     Three Months Ended
                                                      March 31, 1997          March 31, 1996
                                                     ------------------     ------------------

Cash Flows From Operating Activities
  Net income                                               $    918,849    $    814,024
  Adjustments to reconcile net income to net
   cash provided by operating activities
     Depreciation                                               673,013         618,479
     Amortization                                               122,113         110,439
     Equity in net income of unconsolidated entities             (6,813)        (63,797)
     Minority interests                                         218,855         196,057
     Decrease in accounts receivable                             11,791         283,808
     Increase in other assets                                  (290,229)       (240,662)
     Decrease in accounts payable                              (389,335)       (227,675)
     Increase in accrued interest                                61,561         131,061
     Increase (decrease) in tenant deposits                      12,333          (1,333)
                                                           ------------    ------------


Net Cash Provided By Operating Activities                     1,332,138       1,620,401
                                                           ------------    ------------

Cash Flows From Investing Activities
  Acquisition of real estate investments (including
   capitalized interest of $17,164 in 1996)                    (195,136)     (3,463,741)
  Investments in and advances to unconsolidated entities           (954)     (1,199,057)
                                                           ------------    ------------


Cash Flows Used In Investing Activities                        (196,090)     (4,662,798)
                                                           ------------    ------------

Cash Flows From Financing Activities
  Line-of-credit proceeds                                     9,869,453      17,442,218
  Payment of construction loans                              (8,915,530)    (11,861,006)
  Dividends and limited partners' distributions paid         (1,479,345)     (1,474,265)
  Repayment of payables - capital expenditures                 (430,942)     (1,468,227)
  Payments for financing costs                                  (16,924)       (153,470)
  Payments of mortgages payable                                 (80,976)        (74,102)
  Payments of leasing costs                                      (7,289)        (15,624)
  Increase in escrow deposits                                   (15,584)        (15,463)
                                                           ------------    ------------


Net Cash Provided By (Used In) Financing Activities          (1,077,137)      2,380,061
                                                           ------------    ------------

Net Decrease In Cash and Cash Equivalents                        58,911        (662,336)
Cash and Cash Equivalents, beginning of period                  294,389       1,283,672
                                                           ------------    ------------

Cash and Cash Equivalents, end of period                   $    353,300    $    621,336
                                                           ============    ============
Supplemental Disclosure of Cash Flow Information
  Cash paid for interest                                   $  1,519,602    $  1,197,499
                                                           ============    ============

Supplemental Disclosure of Non-Cash Transactions
  Dividends and limited partners' distributions
  declared and unpaid                                      $  1,492,375    $  1,479,345
  Shares issued under Stock Incentive Plan                 $    618,913    $    170,616
                                                           ============    ============

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation


                                   Notes to Consolidated Financial Statements
                                                                  (Unaudited)


------------------------------------------------------------------------------




1.   Basis of
     Presentation          The accompanying unaudited 1997 consolidated
                           financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
                           (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual
                           Report for the year ended December 31, 1996.

2.   Earnings Per
     Share Earnings per share has been computed by dividing the income by the weighted average number of common shares and dilutive common equivalent shares outstanding.

                                                     Agree Realty Corporation

                                                                       Part I

------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

The Company was established to continue to operate and expand the retail property business of its predecessors. The Company commenced its operations on April 22, 1994 with the sale of 2,500,000 shares of common stock. The net cash proceeds to the Company from the completion of the initial public offering were approximately $45.4 million which were used primarily to reduce outstanding indebtedness, pay stock issuance costs and establish a working capital reserve.

The assets of the Company are held by, and all operations are conducted through, Agree Limited Partnership (the "Operating Partnership"), in which the Company held an 80.76% interest as of March 31, 1997 as the sole general partner. The Company is operating so as to qualify as a real estate investment trust for federal income tax purposes.

The following should be read in conjunction with the Unaudited Consolidated Financial Statements of Agree Realty Corporation including the respective notes thereto, all of which are included in this Form 10-Q.

Comparison of Three Months Ended March 31, 1997 to Three Months Ended March 31, 1996

Rental income for the three months ended March 31, 1997 ("1997") increased $658,000, or 20%, to $4,029,000, compared to $3,371,000 for the three months ended March 31, 1996 ("1996"). The increase is primarily the result of the development and acquisition of five properties in fiscal 1996.

Operating cost reimbursements, which represent additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of the property's operating expenses, increased $23,000, or 5% to $499,000 in 1997, compared to $476,000 in 1996. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expenses in 1997 as compared to 1996 as explained below.

Management fees and other income remained relatively constant at $26,000 in 1997 versus $20,000 in 1996.

                                                     Agree Realty Corporation

                                                                       Part I

------------------------------------------------------------------------------


Real estate taxes increased $16,000, or 6%, to $308,000 in 1997 versus $292,000 in 1996. The increase is the result of the addition of new properties.

Property operating expenses (property maintenance, insurance and utilities) increased $24,000, or 8%, to $337,000 in 1997 versus $313,000 in 1996. The increase was the result of increased snow removal costs of $12,000, an increase in shopping center maintenance costs of $19,000, a decrease in utility costs of $6,000 and a decrease in insurance costs of $1,000 in 1997 versus 1996.

Land lease payments increased $97,000 to $111,000 in 1997 versus $14,000 in 1996 as a result of the acquisition of a ground lease of a single tenant property in Aventura, Florida.

General and administrative expenses increased $27,000, or 10%, to $296,000 in 1997 versus $269,000 in 1996. The increase was primarily the result of increases in compensation-related expenses of $9,000, increases in state franchise and income taxes of $11,000 and increased expenses in connection with the management of the Company's properties of $7,000. General and administrative expenses as a percentage of rental income decreased from 8.0% for 1996 to 7.3% for 1997.

Depreciation and amortization increased $61,000, or 10%, to $693,000 in 1997 versus $632,000 in 1996. The increase is the result of the completion of five new properties in fiscal 1996.

Interest expense increased $277,000, or 20%, to $1,677,000 in 1997, from $1,400,000 in 1996. The increase in interest expense was the result of the Company financing the development and acquisition of five new properties in fiscal 1996.

Equity in net income of unconsolidated entities decreased $57,000 to $7,000 in 1997 versus $64,000 in 1996 as a result of additional expenses in 1997 related to certain of the seven properties held in joint ventures, in which the Company holds interests ranging from 8% to 20%.

The Company's income before minority interest increased $128,000 as a result of the foregoing factors.

                                                     Agree Realty Corporation

                                                                       Part I

------------------------------------------------------------------------------



Funds from Operations

Management considers funds from operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO is defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") to mean net income (loss) before minority interest, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as the primary indicator of the Company's operating performance, or as an alternative to cash flow as a measure of liquidity.

The following table illustrates the calculation of FFO for the three months ended March 31, 1997 and 1996:


Three Months Ended March 31,                          1997           1996
-------------------------------------------------------------------------


Net income before minority interest                $1,137,704   $1,010,081
Depreciation of real estate assets                    668,872      607,256
Amortization of leasing costs                          20,393       22,945
Amortization of stock awards                           32,475       20,718
Depreciation of real estate assets held in
 unconsolidated entities                              167,996         --
                                                   ----------   ----------


Funds from operations                              $2,027,440   $1,661,000
                                                   ----------   ----------

Funds from Operations per share                    $     0.61   $     0.51
                                                   ----------   ----------


Weighted average shares and OP Units outstanding    3,316,389    3,287,434
                                                   ==========   ==========

                                                     Agree Realty Corporation

                                                                       Part I

------------------------------------------------------------------------------


FFO increased $366,000, or 22%, to $2,027,000 in 1997. The increase in FFO is primarily the result of the development and acquisition of five properties in fiscal 1996.

Liquidity and Capital Resources

The Company's principal demands for liquidity are distributions to its stockholders, debt repayment, development of new properties and future property acquisitions.

During the quarter ended March 31, 1997 the Company declared a quarterly dividend of $.45 per share. The dividend was paid on April 16, 1997 to holders of record on March 24, 1997.

As of March 31, 1997, the Company had total mortgage indebtedness of $53,583,023 with a weighted average interest rate of 7.63%. Future scheduled annual maturities of mortgages payable for the years ended March 31, are as follows: 1998 - $378,839; 1999 - $2,699,651; 2000 - $8,534,604; 2001 -
$988,630; 2002 - $1,067,065. This mortgage debt is all fixed rate debt with the exception of $2,375,000 which bears interest at one half percent over prime rate.

In addition, the Operating Partnership has in place a $50 million line of credit facility (the "Credit Facility") with a bank group headed by Michigan National Bank which is guaranteed by the Company. The loan matures in November 1998 and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of LIBOR plus 200 basis points to 263 basis points or the Bank's prime rate plus 37 basis points to 75 basis points, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by all of the Company's existing properties which are not otherwise encumbered and properties to be acquired or developed. As of March 31, 1997 $33,485,835 was outstanding under the Credit Facility.

The Company also has in place a $5 million line of credit which matures in September 1997, and which the Company expects to renew for an additional 12-month period. The line bears interest at the bank's prime rate or 225 basis points in excess of the one-month LIBOR rate at the option of the Company. The purpose of the loan is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of March 31, 1997 no balance was outstanding under the line of credit.

                                                     Agree Realty Corporation

                                                                       Part I

------------------------------------------------------------------------------


The Company received funding from an unaffiliated entity to fund construction of certain of its properties. Advances under this agreement bear no interest and are required to be repaid within sixty (60) days after the date construction has been completed. The advances are secured by the specific land and buildings being developed. As of March 31, 1997 $1,701,406 was outstanding under this arrangement.

The Company filed a registration statement on Form S-11 (Registration No. 333-25313) with the Securities and Exchange Commission on April 16, 1997 relating to the proposed offering and sale by the Company of 1,500,000 shares of common stock of the Company. Should the offering be consummated, net proceeds from the offering will be used primarily to repay debt outstanding under the aforementioned Credit Facility.

The Company intends to meet its short-term liquidity requirements, including capital expenditures related to the leasing and improvement of the properties, through its cash flow provided by operations and the line-of-credit. Management believes that adequate cash flow will be available to fund the Company's operations and pay dividends in accordance with REIT requirements. The Company intends to maintain a ratio of total indebtedness (including construction and acquisition financing) to Total Market Capitalization of 65% or less. The Company plans to begin construction of additional pre-leased developments and may acquire additional properties which will initially be financed by the line of credit and the Credit Facility. Management intends to periodically refinance short term construction and acquisition financing with long-term debt and equity. Upon the completion of such refinancing, the Company intends to lower its ratio of total indebtedness to Total Market Capitalization to 50% or less. Nevertheless, the Company may operate with debt levels which are in excess of 50% for extended periods of time prior to such refinancings.

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

              27.1  Financial Data Schedule

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


Agree Realty Corporation


/s/ RICHARD AGREE
--------------------------------------------------------
Richard Agree, President and Chief Executive Officer


/s/ KENNETH R. HOWE
--------------------------------------------------------
Kenneth R. Howe, Vice President - Finance and Secretary
                      (Principal Financial Officer)




Date:  May 12, 1997