Form 10-Q
period 1997-06-30
AGREE REALTY CORP
filed 1997-08-05
CIK 917251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


|x| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the quarterly period ended June 30, 1997

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


                                      Yes    No
                                      |x|    |_|


4,332,280 Shares of Common Stock, $.0001 par value, were outstanding as of August 1, 1997















                                                     Agree Realty Corporation

                                                                    Form 10-Q

                                                                        Index

-----------------------------------------------------------------------------
Part I:  Financial Information                                           Page

Item 1.  Interim Consolidated Financial Statements                         3

         Consolidated Balance Sheets as of June 30, 1997
         and December 31, 1996.                                           4-5

         Consolidated Statements of Operations for the
         six months ended June 30, 1997 and 1996.                          6

         Consolidated Statements of Operations for the
         three months ended June 30, 1997 and 1996.                        7

         Consolidated Statement of Stockholders' Equity for
         the six months ended June 30, 1997.                               8

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 1997 and 1996.                          9

         Notes to Consolidated Financial Statements                       10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and  Results of Operations.                                   11-17

Part II: Other Information

Item 1.  Legal Proceedings                                                18

Item 2.  Changes in Securities                                            18

Item 3.  Defaults Upon Senior Securities                                  18

Item 4.  Submission of Matters to a Vote of Security Holders              18

Item 5.  Other Information                                                19

Item 6.  Exhibits and Reports on Form 8-K                                 19

Signatures                                                                20

                                                     Agree Realty Corporation

                                                Part I: Financial Information

-----------------------------------------------------------------------------


ITEM 1.     INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                                     Agree Realty Corporation

                                      Consolidated Balance Sheets (Unaudited)

-----------------------------------------------------------------------------


                                                                 June 30,        December 31,
                                                                     1997                1996
                                                                 --------        ------------

Assets

Real Estate Investments
  Land                                                      $  26,109,676       $  25,183,667
  Buildings                                                   107,629,125         107,204,583
  Property under development                                      193,805              85,993
                                                            -------------       -------------
                                                              133,932,606         132,474,243
  Less accumulated depreciation                               (18,688,534)        (17,339,353)
                                                            -------------       -------------

Net Real Estate Investments                                   115,244,072         115,134,890

Cash and Cash Equivalents                                       1,920,205             294,389

Accounts Receivable - Tenants                                     223,701             638,735

Restricted Asset - Cash Held in Escrow                            297,939             266,771

Investments In and Advances To Unconsolidated Entities          2,217,164           1,820,605

Unamortized Deferred Expenses
  Financing costs                                               2,211,861           2,398,377
  Leasing costs                                                   140,646             141,757

Other Assets                                                    1,291,807             686,346
                                                            -------------       -------------
                                                            $ 123,547,395       $ 121,381,870
                                                            =============       =============

         See accompanying notes to consolidated financial statements.



                                                     Agree Realty Corporation

                                      Consolidated Balance Sheets (Unaudited)

-----------------------------------------------------------------------------


                                                  June 30,        December 31,
                                                   1997               1996
                                                  --------        ------------
Liabilities and Stockholders' Equity

Mortgages Payable                                $  53,489,485    $  53,663,999

Construction Loans                                   1,701,406       10,616,936

Note Payable                                         3,235,459       23,616,382

Dividends and Distributions Payable                  2,236,608        1,479,345

Accrued Interest Payable                               216,772          354,988

Accounts Payable
  Operating                                            365,462          691,981
  Capital expenditures                                 608,438          596,794

Tenant Deposits                                         61,061           50,394
                                                 -------------    -------------

Total Liabilities                                   61,914,691       91,070,819
                                                 -------------    -------------

Minority Interest                                    5,760,709        5,869,014
                                                 -------------    -------------


Stockholders' Equity
  Common stock, $.0001 par value, 20,000,000
   shares authorized, 4,332,280 and 2,649,475
   shares issued and outstanding                           433              265
  Additional paid-in capital                        62,494,353       30,060,908
  Deficit                                           (6,622,791)      (5,619,136)
                                                 -------------    -------------

Total Stockholders' Equity                          55,871,995       24,442,037
                                                 -------------    -------------

                                                 $ 123,547,395    $ 121,381,870
                                                 =============    =============

                  See accompanying notes to consolidated financial statements.


                                                     Agree Realty Corporation

                            Consolidated Statements of Operations (Unaudited)


-----------------------------------------------------------------------------

                                            Six Months Ended  Six Months Ended
                                              June 30, 1997      June 30, 1996
                                            ----------------   ----------------
Revenues
  Rental income                                    $ 8,027,824      $ 6,957,535
  Operating cost reimbursement                         956,845          895,996
  Management fees and other                             46,079           39,580
                                                   -----------      -----------
Total Revenues                                       9,030,748        7,893,111
                                                   -----------      -----------
Operating Expenses
  Real estate taxes                                    630,833          585,705
  Property operating expenses                          529,315          507,031
  Land lease payments                                  223,000          113,083
  General and administrative                           592,648          541,872
  Depreciation and amortization                      1,386,455        1,286,850
                                                   -----------      -----------
Total Operating Expenses                             3,362,251        3,034,541
                                                   -----------      -----------
Income From Operations                               5,668,497        4,858,570
                                                   -----------      -----------
Other Income (Expense)
  Interest expense, net                             (3,178,804)      (2,935,603)
  Gain on land sales                                   103,270             --
  Development fee income                                23,275             --
  Equity in net income of unconsolidated
   entities                                                784          151,048
                                                   -----------      -----------
Total Other Expense                                 (3,051,475)      (2,784,555)
                                                   -----------      -----------
Income Before Minority Interest                      2,617,022        2,074,015

Minority Interest                                     (465,859)        (402,566)
                                                   -----------      -----------
Net Income                                         $ 2,151,163      $ 1,671,449
                                                   ===========      ===========
Earnings Per Share                                 $       .71      $       .63
                                                   ===========      ===========
Weighted Average Number of
  Common Shares Outstanding                          3,048,596        2,649,475
                                                   ===========      ===========


         See accompanying notes to consolidated financial statements.





                                                     Agree Realty Corporation

                            Consolidated Statements of Operations (Unaudited)

-----------------------------------------------------------------------------



                                              Three Months Ended   Three Months Ended
                                                  June 30, 1997        June 30, 1996
                                              ------------------   ------------------
Revenues
  Rental income                                      $ 3,998,671    $ 3,586,504
  Operating cost reimbursement                           457,498        419,323
  Management fees and other                               19,929         19,720
                                                     -----------    -----------
Total Revenues                                         4,476,098      4,025,547
                                                     -----------    -----------
Operating Expenses
  Real estate taxes                                      322,203        293,591
  Property operating expenses                            191,771        193,549
  Land lease payments                                    111,500         99,083
  General and administrative                             296,906        273,031
  Depreciation and amortization                          693,049        654,221
                                                     -----------    -----------
Total Operating Expenses                               1,615,429      1,513,475
                                                     -----------    -----------

Income From Operations                                 2,860,669      2,512,072
                                                     -----------    -----------
Other Income (Expense)
  Interest expense, net                               (1,501,867)    (1,535,389)
  Gain on land sales                                     103,270           --
  Development fee income                                  23,275           --
  Equity in net income (loss) of unconsolidated
   entities                                               (6,029)        87,251
                                                     -----------    -----------
Total Other Expense                                   (1,381,351)    (1,448,138)
                                                     -----------    -----------
Income Before Minority Interest                        1,479,318      1,063,934
                                                     -----------    -----------
Minority Interest                                       (247,004)      (206,509)
                                                     -----------    -----------
Net Income                                           $ 1,232,314    $   857,425
                                                     ===========    ===========
Earnings Per Share                                   $       .36    $       .32
                                                     ===========    ===========
Weighted Average Number of
  Common Shares Outstanding                            3,414,694      2,649,475
                                                     ===========    ===========

                 See accompanying notes to consolidated financial statements.



                                                     Agree Realty Corporation

                   Consolidated Statement of Stockholders' Equity (Unaudited)


-----------------------------------------------------------------------------


                                                           Common Stock         Additional
                                                     ------------------------     Paid-In
                                                       Shares          Amount     Capital        Deficit
                                                       ------          ------     -------        -------

Balance, January 1, 1997                             2,649,475        $   265   $30,060,908   $(5,619,136)

Issuance of shares under the Stock Incentive Plan        28,955             3       618,910          --

Issuance of common stock                              1,653,850           165    31,814,535          --

Dividends declared for the period January 1, 1997
  to June 30, 1997                                         --            --            --      (3,154,818)

Net income for the period January 1, 1997 to
  June 30, 1997                                            --            --            --       2,151,163
                                                     ---------        -------   -----------   -----------
Balance, June 30, 1997                               4,332,280        $   433   $62,494,353   $(6,622,791)
                                                     =========        =======   ===========   ===========

                See accompanying notes to consolidated financial statements.






                                                     Agree Realty Corporation

                            Consolidated Statements of Cash Flows (Unaudited)


-----------------------------------------------------------------------------



                                                    Six Months Ended       Six Months Ended
                                                     June 30, 1997            June 30, 1996
                                                    ----------------       ----------------
Cash Flows From Operating Activities
  Net income                                             $  2,151,163    $  1,671,449
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Depreciation                                          1,350,853       1,240,056
      Amortization                                            239,042         242,702
      Equity in net income of unconsolidated entities            (784)       (151,048)
      Minority interests                                      465,859         402,566
      Gain on land sales                                     (103,270)           --
      Decrease in accounts receivable                         415,034         384,828
      Increase in other assets                               (382,586)        (50,521)
      Decrease in accounts payable                           (326,519)       (258,949)
      Increase (decrease) in accrued interest                (138,216)        144,216
      Increase (decrease) in tenant deposits                   10,667          (1,332)
                                                         ------------    ------------
Net Cash Provided By Operating Activities                   3,681,243       3,623,967
                                                         ------------    ------------
Cash Flows From Investing Activities
  Acquisition of real estate investments (including
   capitalized interest of $13,222 in 1997 and $40,496
    in 1996)                                               (1,378,227)     (9,066,929)
  Proceeds from sale of land                                  148,270            --
  Investments in and advances to unconsolidated
   entities                                                  (142,746)     (1,202,751)
                                                         ------------    ------------
Cash Flows Used In Investing Activities                    (1,372,703)    (10,269,680)
                                                         ------------    ------------
Cash Flows From Financing Activities
  Proceeds from issuance of common stock                   31,814,700            --
  Payment on line-of-credit                               (31,250,375)           --
  Line-of-credit proceeds                                  10,869,452      20,572,218
  Payment of construction loans                            (8,915,530)     (9,875,274)
  Dividends and limited partners' distributions paid       (2,971,720)     (2,953,610)
  Payments of mortgages payable                              (174,514)       (149,865)
  Increase in escrow deposits                                 (31,168)        (30,925)
  Payments of leasing costs                                   (18,289)        (42,224)
  Payments for financing costs                                (16,924)       (213,416)
  Net increase in (repayment of) capital expenditure
   payables                                                    11,644      (1,472,009)
                                                         ------------    ------------
Net Cash Provided By (Used In) Financing Activities          (682,724)      5,834,895
                                                         ------------    ------------
Net Decrease In Cash and Cash Equivalents                   1,625,816        (810,818)
Cash and Cash Equivalents, beginning of period                294,389       1,283,672
                                                         ------------    ------------
Cash and Cash Equivalents, end of period                 $  1,920,205    $    472,854
                                                         ============    ============
Supplemental Disclosure of Cash Flow Information
  Cash paid for interest                                 $  3,147,328    $  2,648,118
                                                         ============    ============
Supplemental Disclosure of Non-Cash Transactions
  Dividends and limited partners' distributions
   declared and unpaid                                   $  2,236,608    $  1,479,345
  Shares issued under Stock Incentive Plan               $    618,913    $    170,616
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

                                                     Agree Realty Corporation

                                   Notes to Consolidated Financial Statements
                                                                  (Unaudited)


1.    Basis of
      Presentation      The accompanying unaudited 1997 consolidated
                        financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date. Operating results for the six months ended
                        June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending
                        December 31, 1997, or for any other interim period.
                        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended
                        December 31, 1996.

2. Issuance of
      Common Stock      During May and June 1997, the Company sold 1,653,850
                        shares of common stock. The cash proceeds (net of underwriting fees and related issuance costs) to the Company from the stock issuance sales were approximately $31.8 million, which was used to reduce outstanding indebtedness.

3.    Earnings Per
      Share Earnings per share has been computed by dividing the income by the weighted average number of common shares outstanding.

                                                     Agree Realty Corporation

                                                                       Part I

----------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was established to continue to operate and expand the retail property business of Agree Predecessors. The Company commenced its operations on April 22, 1994 with the sale of 2,500,000 shares of common stock. The net cash proceeds to the Company from the completion of the initial public offering were approximately $45.4 million which were used primarily to reduce outstanding indebtedness, pay stock issuance costs and establish a working capital reserve. On May 21, 1997, the Company completed an offering of 1,625,000 shares of common stock at $20.625 per share; on June 18, 1997 the underwriters exercised their overallotment option for an additional 28,850 shares at the same per share price (collectively, "the 1997 Offering"). The net proceeds from the 1997 Offering of approximately $31.8 million were used to repay amounts outstanding under the Company's credit facility.

The assets of the Company are held by, and all operations are conducted through, the Operating Partnership, in which the Company held an 87.16% interest as of June 30, 1997 as the sole general partner. The Company is operating so as to qualify as a real estate investment trust for federal income tax purposes.

The following should be read in conjunction with the Unaudited Consolidated Financial Statements of Agree Realty Corporation including the respective notes thereto, all of which are included in this Form 10-Q.



Comparison of Six Months Ended June 30, 1997 to Six Months Ended June 30, 1996

Rental income increased $1,070,000, or 15%, to $8,028,000 in 1997, compared to $6,958,000 in 1996. The increase is primarily the result of the development and acquisition of five properties in fiscal 1996.

Operating cost reimbursements, which represent additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of the property's operating expenses, increased $61,000, or 7% to $957,000 in 1997, compared to $896,000 in 1996. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expenses from 1997 to 1996 as explained below.

                                                     Agree Realty Corporation

                                                                       Part I

----------------------------------------------------------------------------


Management fees and other income remained relatively constant at $46,000 in 1997 versus $40,000 in 1996.

Real estate taxes increased $45,000, or 8%, to $631,000 in 1997 versus $586,000 in 1996. The increase is the result of the aforementioned addition of new properties.

Property operating expenses (shopping center maintenance, insurance and utilities) increased $22,000, or 4%, to $529,000 in 1997 versus $507,000 in 1996. The increase was the result of increased snow removal costs of $7,000, an increase in shopping center maintenance costs of $21,000, a decrease in utility costs of $4,000 and a decrease in insurance costs of $2,000 in 1997 versus 1996.

Land lease payments increased $110,000 to $223,000 in 1997 versus $113,000 in 1996 as a result of the acquisition of a ground lease of a single tenant property in Aventura, Florida.

General and administrative expenses increased by $51,000, or 9%, to $593,000 in 1997 versus $542,000 in 1996. The increase was primarily the result of increases in compensation-related expenses of $28,000; increases in state franchise and income taxes of $11,000 and increased expenses in connection with the management of the Company's properties of $12,000. General and administrative expenses as a percentage of rental income decreased from 7.8% for 1996 to 7.4% for 1997.

Depreciation and amortization increased $99,000, or 8%, to $1,386,000 in 1997 versus $1,287,000 in 1996. This increase was the result of the completion of five new properties in 1996.

Interest expense increased $243,000, or 8%, to $3,179,000 in 1997, from $2,936,000 in 1996. The increase in interest expense was the result of the Company financing the development and acquisition of five new properties in fiscal 1996. The proceeds of the 1997 Offering reduced the Company's indebtedness, and the related interest expense during the quarter ended June 30, 1997.

Equity in net income of unconsolidated entities decreased $150,000 to $1,000 in 1997 versus $151,000 in 1996 as a result of additional expenses in 1997 related to certain of the seven properties held in joint ventures, in which the Company holds interests ranging from 8% to 20%.

The Company received $23,000 of development fee income in 1997 in connection with the completion of four Joint Venture Properties. There was no development fee income in 1996.

                                                     Agree Realty Corporation

                                                                       Part I

----------------------------------------------------------------------------


The Company recognized income of $103,000 on the sale of a parcel of land in 1997. There were no land sale gains in 1996.

The Company's income before minority interest increased $543,000 as a result of the foregoing factors.


Comparison of Three Months Ended June 30, 1997 to Three Months Ended June 30,
1996

Rental income increased $412,000, or 11%, to $3,998,000 in 1997, compared to $3,586,000 in 1996. The increase is primarily the result of the development and acquisition of four properties in 1996.

Operating cost reimbursements increased $38,000, or 9%, to $457,000 in 1997, compared to $419,000 in 1996. Operating cost reimbursements increased due to the increase in real estate taxes from 1997 to 1996 as explained below.

Management fees and other income remained constant at $20,000 in 1997 and 1996.

Real estate taxes increased $28,000, or 10%, to $322,000 in 1997 versus $294,000 in 1996. The increase is the result of the aforementioned addition of new properties.

Property operating expense (shopping center maintenance, insurance and utilities) decreased $2,000, or 1% to $192,000 in 1997 versus $194,000 in 1996. The decrease was the result of decreased snow removal costs of $5,000; an increase in shopping center maintenance costs of $3,000; an increase in utility costs of $1,000 and a decrease in insurance costs of $1,000 in 1997 versus 1996.

Land lease payments increased $12,000 to $111,000 in 1997 versus $99,000 in 1996 as a result of the acquisition of a ground lease of a single tenant property in Aventura, Florida.

General and administrative expenses increased by $24,000, or 9%, to $297,000 in 1997 versus $273,000 in 1996. This increase was primarily the result of increases in compensation-related expenses of $19,000 and increased expenses in connection with the management of the Company's properties of $5,000. General and administrative expense as a percentage of rental income decreased from 7.6% for 1996 to 7.4% for 1997.

Depreciation and amortization increased $39,000, or 6%, to $693,000 in 1997 versus $654,000 in 1996. This increase was the result of the completion of four new properties in 1996.

                                                     Agree Realty Corporation

                                                                       Part I

----------------------------------------------------------------------------


Interest expense decreased $33,000, or 2%, to $1,502,000 in 1997, from $1,535,000 in 1996. The decrease in interest expense was the result of the Company's completion of the 1997 Offering during the quarter ended June 30, 1997.

Equity in net income (loss) of unconsolidated entities decreased $93,000, to ($6,000) in 1997 versus $87,000 in 1996, as a result of additional expenses in 1997 related to certain of the seven properties held in join ventures, in which the Company holds interests ranging form 8% to 20%.

The Company received $23,000 of development fee income in 1997 in connection with the completion of four Joint Venture Properties. There was no development fee income in 1996.

The Company recognized income of $103,000 on the sale of a parcel of land in 1997. There was no land sale gains in 1996.

The Company's income before minority interest increased $415,000 as a result of the forgoing factors.


Funds from Operations

Management considers funds from operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO is defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") to mean net income (loss) before minority interest, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as the primary indicator of the Company's operating performance or as an alternative to net income as the primary indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

                                                     Agree Realty Corporation

                                                                       Part I

----------------------------------------------------------------------------


The following table illustrates the calculation of FFO for the six months and three months ended June 30, 1997 and 1996:



Six Months Ended June 30,                                 1997           1996
-------------------------                            -----------    -----------
Net income before minority interest                  $ 2,617,022    $ 2,074,015
Depreciation of real estate assets                     1,338,449      1,234,558
Amortization of leasing costs                             41,225         46,794
Amortization of stock awards                              64,950         41,436
Depreciation of real estate assets held in
 unconsolidated entities                                 343,843           --
Gain on sale of assets                                  (103,270)          --
Development fee income                                   (23,275)          --
                                                     -----------    -----------

Funds from Operations                                $ 4,278,944    $ 3,396,803
                                                     -----------    -----------
Funds from Operations Per Share                      $      1.16    $      1.03
                                                     -----------    -----------

Weighted Average Shares and OP Units Outstanding       3,686,555      3,287,434
                                                     ===========    ===========

FFO increased $882,000, or 26%, to $4,279,000. The increase in FFO is primarily the result of the development and acquisition of five properties in 1996.

Three Months Ended June 30,                            1997             1996
---------------------------                        -----------      -----------
Net income before minority interest                $ 1,479,318      $ 1,063,934
Depreciation of real estate assets                     669,577          627,302
Amortization of leasing costs                           20,832           23,849
Amortization of stock awards                            32,475           20,718
Depreciation of real estate assets held in
 unconsolidated entities                               175,847             --
Gain on sale of assets                                (103,270)            --
Development fee income                                 (23,275)            --
                                                   -----------      -----------
Funds from Operations                              $ 2,251,504      $ 1,735,803
                                                   -----------      -----------
Funds from Operations Per Share                    $       .55      $       .52
                                                   -----------      -----------
Weighted Average Shares and OP Units Outstanding     4,052,653        3,287,434
                                                   ===========      ===========

FFO increased $516,000, or 30%, to $2,251,000. The increase in FFO is primarily the result of the development and acquisition of four properties in 1996.

                                                     Agree Realty Corporation

                                                                       Part I

----------------------------------------------------------------------------


Liquidity and Capital Resources

The Company's principal demands for liquidity are distributions to its stockholders, debt repayment, development of new properties and future property acquisitions.

During the quarter ended June 30, 1997 the Company declared a quarterly dividend of $.45 per share. The dividend was paid on July 17, 1997 to holders of record on June 30, 1997.

As of June 30, 1997, the Company had total mortgage indebtedness of $53,489,485 with a weighted average interest rate of 7.63%. Future scheduled annual maturities of mortgages payable for the years ended June 30, are as follows: 1998 - $391,553; 1999 - $10,434,431; 2000 - $933,709; 2001 -
$1,007,666; 2002 - $1,087,656. This mortgage debt is all fixed rate debt with the exception of $2,364,255 which bears interest at one half percent over prime rate.

In addition, the Operating Partnership has in place a $50 million Credit Facility with a bank group headed by Michigan National Bank which is guaranteed by the Company. The loan is for a three-year period ending on November 14, 1998 and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of LIBOR plus 200 basis points to 263 basis points or the Bank's prime rate plus 37 basis points to 75 basis points, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by all of the Company's existing properties which are not otherwise encumbered and properties to be acquired or developed. As of June 30, 1997, $2,235,459 was outstanding under the Credit Facility.

The Company also has in place a $5 million line of credit which matures in September 1997, and which the Company expects to renew for an additional 12-month period. The line bears interest at the bank's prime rate or 225 basis points in excess of the one-month LIBOR rate at the option of the Company. The purpose of the loan is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of June 30, 1997, $1,000,000 was outstanding under the line of credit.

The Company has received funding from an unaffiliated entity to fund construction of certain of its properties. Advances under this agreement bear no interest and are required to be repaid within sixty (60) days after the date construction has been completed. The advances are secured by the specific land and buildings being developed. As of June 30, 1997, $1,701,406 was outstanding under this arrangement.

                                                     Agree Realty Corporation

                                                                       Part I

----------------------------------------------------------------------------


The Company has development activity under way which will add an additional 15,000 square feet of retail space to the Company's portfolio during 1997. Management expects the development of this retail project to have a positive effect on cash generated by operating activities and funds from operations. Additional Company funding required for this project is estimated to be two million dollars and will come from the Credit Facility.

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

                                                    Agree Realty Corporation

                                                                     Part II

----------------------------------------------------------------------------


Other Information

Item 1.    Legal Proceedings
           None


Item 2.    Changes in Securities
           None


Item 3.    Defaults Upon Senior Securities
           None


Item 4.    Submission of Matters to a Vote of Security Holders

           On May 12, 1997, the Company held its Annual Meeting of Stockholders. The following were the results of the meeting:


           The stockholders elected Farris Kalil and Gene Silverman as Directors until the annual meeting of stockholders in 2000 or until a successor is elected and qualified.


           The vote was as follows:


           Farris Kalil
                    Votes cast for                               2,495,537
                    Votes withheld                                  21,132
                    Abstained                                      161,761

           Gene Silverman
                    Votes cast for                               2,495,147
                    Votes withheld                                  21,522
                    Abstained                                      161,761

                                                    Agree Realty Corporation

                                                                     Part II

----------------------------------------------------------------------------

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

                 3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Agree S-11)

                 27.1    Financial Data Schedule

           (b)   Reports on Form 8-K
                 None

                                                    Agree Realty Corporation

                                                                     Part II

----------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Agree Realty Corporation



/s/ RICHARD AGREE
-----------------
Richard Agree
President and Chief Executive Officer



/s/ KENNETH R. HOWE
-------------------
Kenneth R. Howe
Vice President - Finance and Secretary
  (Principal Financial Officer)






Date:          August 1, 1997