Form 10-Q
period 1997-09-30
AGREE REALTY CORP
filed 1997-11-13
CIK 917251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-Q




_X_ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

|_|           For the quarterly period ended September 30, 1997

                                      OR


|_|   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934


            For the transition period from _________ to _________

                        Commission File Number 1-12928



                           Agree Realty Corporation
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



Maryland                                                           38-3148187
-----------------------------------------------------------------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification No.)



31850 Northwestern Highway, Farmington Hills, Michigan                   48334
-----------------------------------------------------------------------------
(Address-of-principal-executive-offices)                            (Zip Code)



      Registrant's telephone number, included area code: (248) 737-4190



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                            Yes    No
                                            |X|    |_|


  4,332,280 Shares of Common Stock, $.0001 par value, were outstanding as of November 7, 1997



                                                     Agree Realty Corporation


                                                                    Form 10-Q

                                                                        Index

-----------------------------------------------------------------------------

Part I:  Financial Information                                             Page

Item 1.  Interim Consolidated Financial Statements                           3

         Consolidated Balance Sheets as of September 30, 1997
         and December 31, 1996.                                            4-5

         Consolidated Statements of Operations for the nine
         months ended September 30, 1997 and 1996.                           6

         Consolidated Statements of Operations for the three
         months ended September 30, 1997 and 1996.                           7


         Consolidated Statement of Stockholders' Equity for
         the nine months ended September 30, 1997.                           8


         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1997 and 1996.                           9


         Notes to Consolidated Financial Statements                         10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                      11-17

Part II: Other Information

Item 1.  Legal Proceedings                                                  18

Item 2.  Changes in Securities                                              18

Item 3.  Defaults Upon Senior Securities                                    18

Item 4.  Submission of Matters to a Vote of Security Holders                18

Item 5.  Other Information                                                  18

Item 6.  Exhibits and Reports on Form 8-K                                   18

Signatures                                                                  19

                                                     Agree Realty Corporation

                                                Part I: Financial Information
-----------------------------------------------------------------------------

ITEM 1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                                     Agree Realty Corporation

                                      Consolidated Balance Sheets (Unaudited)

-----------------------------------------------------------------------------



                                                        September 30,       December 31,
                                                                1997               1996
                                                        -------------       ------------
Assets
Real Estate Investments
  Land                                                   $  27,758,342    $  25,183,667
  Buildings                                                107,742,401      107,204,583
  Property under development                                   515,081           85,993
                                                         -------------    -------------

                                                           136,015,824      132,474,243
  Less accumulated depreciation                            (19,364,174)     (17,339,353)
                                                         -------------    -------------
Net Real Estate Investments                                116,651,650      115,134,890

Cash and Cash Equivalents                                    1,306,971          294,389

Accounts Receivable - Tenants                                  238,411          638,735

Restricted Asset - Cash Held in Escrow                         313,523          266,771

Investments In and Advances To Unconsolidated Entities       1,953,483        1,820,605

Unamortized Deferred Expenses
  Financing costs                                            2,112,594        2,398,377
  Leasing costs                                                141,408          141,757

Other Assets                                                   986,058          686,346
                                                         -------------    -------------
                                                         $ 123,704,098    $ 121,381,870
                                                         =============    =============




         See accompanying notes to consolidated financial statements.


                                                     Agree Realty Corporation

                                      Consolidated Balance Sheets (Unaudited)

-----------------------------------------------------------------------------





                                                 September 30,     December 31,
                                                         1997             1996
                                                -------------     ------------
Liabilities and Stockholders' Equity

Mortgages Payable                               $  51,040,578    $  53,663,999

Construction Loans                                  1,701,406       10,616,936

Note Payable                                        6,865,459       23,616,382

Dividends and Distributions Payable                 2,286,310        1,479,345

Accrued Interest Payable                              242,737          354,988

Accounts Payable
  Operating                                           224,721          691,981
  Capital expenditures                                183,373          596,794

Tenant Deposits                                        58,357           50,394
                                                -------------    -------------

Total Liabilities                                  62,602,941       91,070,819
                                                -------------    -------------

Minority Interest                                   5,681,828        5,869,014
                                                -------------    -------------


Stockholders' Equity
  Common stock, $.0001 par value, 20,000,000
   shares authorized, 4,332,280 and 2,649,475
   shares issued and outstanding                          433              265
  Additional paid-in capital                       62,577,294       30,060,908
  Deficit                                          (7,158,398)      (5,619,136)
                                                -------------    -------------


Total Stockholders' Equity                         55,419,329       24,442,037
                                                -------------    -------------


                                                $ 123,704,098    $ 121,381,870
                                                =============    =============


         See accompanying notes to consolidated financial statements.



                                                     Agree Realty Corporation

                            Consolidated Statements of Operations (Unaudited)
-----------------------------------------------------------------------------




                                               Nine Months Ended    Nine Months Ended
                                               September 30, 1997   September 30, 1996
                                               ------------------   ------------------

Revenues
  Rental income                                     $ 12,057,757    $ 10,575,838
  Operating cost reimbursement                         1,409,491       1,273,309
  Management fees and other                               65,710          60,634
                                                    ------------    ------------

Total Revenues                                        13,532,958      11,909,781
                                                    ------------    ------------

Operating Expenses
  Real estate taxes                                      959,230         886,643
  Property operating expenses                            728,549         698,130
  Land lease payments                                    337,533         224,583
  General and administrative                             881,098         779,177
  Depreciation and amortization                        2,082,347       1,954,065
                                                    ------------    ------------

Total Operating Expenses                               4,988,757       4,542,598
                                                    ------------    ------------

Income From Operations                                 8,544,201       7,367,183
                                                    ------------    ------------

Other Income (Expense)
  Interest expense, net                               (4,385,104)     (4,510,656)
  Gain on land sales                                     103,270            --
  Development fee income                                  22,369            --
  Equity in net income of unconsolidated entities          4,109          62,025
                                                     ------------    -----------

Total Other Expense                                   (4,255,356)     (4,448,631)
                                                    ------------    ------------

Income Before Minority Interest                        4,288,845       2,918,552

Minority Interest                                       (680,439)       (566,491)
                                                    ------------    ------------

Net Income                                          $  3,608,406    $  2,352,061
                                                    ============    ============

Earnings Per Share                                  $       1.04    $        .89
                                                    ============    ============

Weighted Average Number of
  Common Shares Outstanding                            3,481,193       2,649,475
                                                    ============    ============


         See accompanying notes to consolidated financial statements.


                                                     Agree Realty Corporation

                            Consolidated Statements of Operations (Unaudited)

-----------------------------------------------------------------------------


                                                    Three Months Ended     Three Months Ended
                                                    September 30, 1997     September 30, 1996
                                                    ------------------     ------------------
Revenues
  Rental income                                            $ 4,029,933    $ 3,618,303
  Operating cost reimbursement                                 452,646        377,313
  Management fees and other                                     19,631         21,054
                                                           -----------    -----------

Total Revenues                                               4,502,210      4,016,670
                                                           -----------    -----------

Operating Expenses
  Real estate taxes                                            328,397        300,938
  Property operating expenses                                  199,234        191,099
  Land lease payments                                          114,533        111,500
  General and administrative                                   288,450        237,305
  Depreciation and amortization                                695,892        667,215
                                                           -----------    -----------

Total Operating Expenses                                     1,626,506      1,508,057
                                                           -----------    -----------

Income From Operations                                       2,875,704      2,508,613
                                                           -----------    -----------

Other Income (Expense)
  Interest expense, net                                     (1,206,300)    (1,575,053)
  Equity in net income (loss) of unconsolidated entities         3,325        (89,023)
  Development fee expense                                         (906)          --
                                                            ----------    -----------

Total Other Expense                                         (1,203,881)    (1,664,076)
                                                            ----------    -----------

Income Before Minority Interest                              1,671,823        844,537

Minority Interest                                             (214,580)      (163,925)
                                                            ----------    -----------

Net Income                                                 $ 1,457,243    $   680,612
                                                            ----------    -----------

Earnings Per Share                                         $       .34    $       .26
                                                            ----------    -----------

Weighted Average Number of
  Common Shares Outstanding                                  4,332,280      2,649,475
                                                            ----------    -----------


         See accompanying notes to consolidated financial statements.



                                                     Agree Realty Corporation

                   Consolidated Statement of Stockholders' Equity (Unaudited)

-----------------------------------------------------------------------------



                                                          Common Stock           Additional
                                                      ---------------------      Paid-In
                                                      Shares         Amount      Capital      Deficit
                                                      ------         ------      ----------   -------
Balance, January 1, 1997                              2,649,475   $       265   $30,060,908   $(5,619,136)

Issuance of shares under the Stock Incentive Plan        28,955             3       618,910          --

Issuance of common stock                              1,653,850           165    31,897,476          --

Dividends declared for the period January 1, 1997
  to September 30, 1997                                    --            --            --      (5,147,668)

Net income for the period January 1, 1997 to
  September 30, 1997                                       --            --            --       3,608,406
                                                      ---------   -----------   -----------   -----------

Balance, September 30, 1997                           4,332,280   $       433   $62,577,294   $(7,158,398)
                                                     ==========    ==========   ===========   ============

         See accompanying notes to consolidated financial statements.




                                                     Agree Realty Corporation

                            Consolidated Statements of Cash Flows (Unaudited)

-----------------------------------------------------------------------------



                                                     Nine Months Ended     Nine Months Ended
                                                     September 30, 1997    September 30, 1996
                                                     ------------------    ------------------
Cash Flows From Operating Activities
  Net income                                               $  3,608,406    $  2,352,061
   Adjustments to reconcile net income to net
   cash provided by operating activities
     Depreciation                                             2,027,901       1,882,695
     Amortization                                               359,784         376,996
     Equity in net income of unconsolidated entities             (4,109)        (62,025)
     Minority interests                                         680,439         566,491
     Gain on land sales                                        (103,270)           --
     Decrease in accounts receivable                            400,324         333,751
     Increase in other assets                                   (83,535)        (33,913)
     Decrease in accounts payable                              (467,260)       (399,379)
     Increase (decrease) in accrued interest                   (112,251)        155,342
     Increase in tenant deposits                                  7,963           7,543
                                                           ------------    ------------
Net Cash Provided By Operating Activities                     6,314,392       5,179,562
                                                           ------------    ------------
Cash Flows From Investing Activities
  Acquisition of real estate investments (including
   capitalized interest of $46,221 in 1997 and $64,109
    in 1996)                                                 (3,461,445)    (11,416,031)
  Proceeds from sale of land                                    148,270            --
  Investments in and advances to unconsolidated entities        121,447      (1,969,733)
                                                           ------------    ------------
Cash Flows Used In Investing Activities                      (3,191,728)    (13,385,764)
                                                           ------------    ------------
Cash Flows From Financing Activities
  Proceeds from issuance of common stock                     31,897,641            --
  Payment on line-of-credit                                 (31,250,375)           --
  Line-of-credit proceeds                                    14,499,452      21,237,489
  Payment of construction loans                              (8,915,530)     (7,765,033)
  Dividends and limited partners' distributions paid         (5,208,328)     (4,432,954)
  Payments of mortgages payable                              (2,623,421)       (227,327)
  Net repayment of capital expenditure payables                (413,421)     (1,472,009)
  Increase in escrow deposits                                   (46,752)        (46,387)
  Payments of leasing costs                                     (29,793)        (52,224)
  Payments for financing costs                                  (19,555)       (287,538)
                                                           ------------    ------------
Net Cash Provided By (Used In) Financing Activities          (2,110,082)      6,954,017
                                                           ------------    ------------
Net Increase (Decrease) In Cash and Cash Equivalents          1,012,582      (1,252,185)
Cash and Cash Equivalents, beginning of period                  294,389       1,283,672
                                                           ------------    ------------

Cash and Cash Equivalents, end of period                   $  1,306,971    $     31,487
                                                           ============    ============

Supplemental Disclosure of Cash Flow Information
  Cash paid for interest (net of amounts capitalized)      $  4,235,205    $  4,065,327
                                                           ============    ============
Supplemental Disclosure of Non-Cash Transactions
  Dividends and limited partners' distributions declared
 and unpaid                                                $  2,286,310    $  1,479,345
  Shares issued under Stock Incentive Plan                 $    618,913    $    170,616
                                                           ============    ============

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                                   Notes to Consolidated Financial Statements
                                                                  (Unaudited)

-----------------------------------------------------------------------------



1.   Basis of
     Presentation      The accompanying unaudited 1997 consolidated financial
                       statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
                       Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December
                       31, 1996 has been derived from the audited consolidated financial statements at that date.
                       Operating results for the nine months ended September
                       30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December
                       31, 1996.

2.   Issuance of
     Common Stock      During May and June 1997, the Company sold 1,653,850
                       shares of common stock. The cash proceeds (net of underwriting fees and related issuance costs) to the Company from the stock issuance sales were approximately $31.9 million, which was used to reduce outstanding indebtedness.

3.   Earnings Per
     Share Earnings per share has been computed by dividing the income by the weighted average number of common shares outstanding.

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------------------------------

Overview

The Company was established to continue to operate and expand the retail property business of the Agree Predecessors. The Company commenced its operations on April 22, 1994 with the sale of 2,500,000 shares of common stock. The net cash proceeds to the Company from the completion of the initial public offering were approximately $45.4 million, which were used primarily to reduce outstanding indebtedness, pay stock issuance costs and establish a working capital reserve. On May 21, 1997, the Company completed an offering of 1,625,000 shares of common stock at $20.625 per share; on June 18, 1997 the underwriters exercised their overallotment option for an additional 28,850 shares at the same per share price (collectively, "the 1997 Offering"). The net proceeds from the 1997 Offering of approximately $31.9 million were used to repay amounts outstanding under the Company's credit facility.

The assets of the Company are held by, and all operations are conducted through, the Operating Partnership, in which the Company held an 87.16% interest as of September 30, 1997 as the sole general partner. The Company is operating so as to qualify as a real estate investment trust for federal income tax purposes.

The following should be read in conjunction with the Unaudited Consolidated Financial Statements of Agree Realty Corporation including the respective notes thereto, all of which are included in this Form 10-Q.

Comparison of Nine Months Ended September 30, 1997 to Nine Months Ended September 30, 1996

Rental income increased $1,482,000, or 14%, to $12,058,000 in 1997, compared to $10,576,000 in 1996. The increase is primarily the result of the development and acquisition of five properties in 1996.

Operating cost reimbursements, which represent additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of the property's operating expenses, increased $136,000, or 11%, to $1,409,000 in 1997, compared to $1,273,000 in 1996. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expenses from 1997 to 1996 as explained below.

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------


Management fees and other income remained relatively constant at $66,000 in 1997 versus $61,000 in 1996.

Real estate taxes increased $72,000, or 8%, to $959,000 in 1997 versus $887,000 in 1996. The increase is the result of the addition of new properties.

Property operating expenses (shopping center maintenance, insurance and utilities) increased $31,000, or 4%, to $729,000 in 1997 versus $698,000 in 1996. The increase was the result of increased snow removal costs of $8,000; an increase in shopping center maintenance costs of $30,000; a decrease in utility costs of $4,000 and a decrease in insurance costs of $3,000 in 1997 versus 1996.

Land lease payments increased $113,000 to $338,000 in 1997 versus $225,000 in 1996 as a result of the acquisition of a ground lease of a single tenant property in Aventura, Florida.

General and administrative expenses increased by $102,000, or 13%, to $881,000 in 1997 versus $779,000 in 1996. The increase was primarily the result of increases in compensation-related expenses of $71,000; increases in state franchise and income taxes of $10,000 and increased expenses in connection with the management of the Company's properties of $21,000. General and administrative expenses as a percentage of rental income decreased from 7.4% for 1996 to 7.3% for 1997.

Depreciation and amortization increased $128,000, or 7%, to $2,082,000 in 1997 versus $1,954,000 in 1996. This increase was the result of the completion of five new properties in 1996.

Interest expense decreased $126,000, or 3%, to $4,385,000 in 1997, from $4,511,000 in 1996. The decrease in interest expense was the result of the Company using the proceeds of the 1997 Offering to reduced the Company's indebtedness, during the quarter ended June 30, 1997.

Equity in net income of unconsolidated entities decreased $58,000 to $4,000 in 1997 versus $62,000 in 1996 as a result of additional expenses in 1997 related to certain of the seven properties held in joint ventures, in which the Company holds interests ranging from 8% to 20%.

The Company received $22,000 of development fee income in 1997 in connection with the completion of four Joint Venture Properties. There was no development fee income in 1996.

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------


The Company recognized income of $103,000 on the sale of a parcel of land in 1997. There were no land sale gains in 1996.

The Company's income before minority interest increased $1,370,000 as a result of the foregoing factors.

Comparison of Three Months Ended September 30, 1997 to Three Months Ended September 30, 1996

Rental income increased $411,000, or 11%, to $4,030,000 in 1997, compared to $3,619,000 in 1996. The increase is primarily the result of the development and acquisition of three properties in 1996.

Operating cost reimbursements increased $75,000, or 20%, to $452,000 in 1997, compared to $377,000 in 1996. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expenses from 1997 to 1996 as explained below.

Management fees and other income remained constant at $20,000 in 1997 versus $21,000 in 1996.

Real estate taxes increased $27,000, or 9%, to $328,000 in 1997 versus $301,000 in 1996. The increase is the result of the addition of new properties.

Property operating expense (shopping center maintenance, insurance and utilities) increased $8,000, or 4% to $199,000 in 1997 versus $191,000 in 1996. The increase was the result of an increase in shopping center maintenance costs of $9,000 and a decrease in insurance costs of $1,000 in 1997 versus 1996.

Land lease payments increased $3,000 to $114,000 in 1997 versus $111,000 in 1996 as a result of an amendment to the terms of a ground lease for a property located in Perrysburg, Ohio.

General and administrative expenses increased by $51,000, or 22%, to $288,000 in 1997 versus $237,000 in 1996. This increase was primarily the result of increases in compensation-related expenses of $42,000 and increased expenses in connection with the management of the Company's properties of $9,000. General and administrative expenses as a percentage of rental income increased from 6.6% for 1996 to 7.2% for 1997.

Depreciation and amortization increased $29,000, or 4%, to $696,000 in 1997 versus $667,000 in 1996. This increase was the result of the completion of three new properties in 1996.

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------


Interest expense decreased $369,000, or 23%, to $1,206,000 in 1997, from $1,575,000 in 1996. The decrease in interest expense was the result of the Company's completion of the 1997 Offering during the quarter ended June 30, 1997.

Equity in net income of unconsolidated entities increased $92,000, to $3,000 in 1997 versus a loss of ($89,000) in 1996 as a result of additional expenses in 1996 related to certain of the seven properties held in joint ventures, in which the Company holds interests ranging from 8% to 20%.

The Company's income before minority interest increased $827,000 as a result of the foregoing factors.

Funds from Operations

Management considers funds from operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO is defined by the National Association of Real Estate Investments Trusts, Inc. ("NAREIT") to mean net income (loss) before minority interest, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as the primary indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------


The following tables illustrate the calculation of FFO for the nine months and three months ended September 30, 1997 and 1996:

Nine Months Ended September 30,                                            1997           1996
-------------------------------                                            ----           ----
Net income before minority interest                                 $ 4,288,845    $ 2,918,552
Depreciation of real estate assets                                    2,008,722      1,874,126
Amortization of leasing costs                                            62,881         71,370
Amortization of stock awards                                             97,425         62,154
Depreciation of real estate assets held in unconsolidated entities      515,765        199,683
Gain on sale of assets                                                 (103,270)             -
Development fee income                                                  (22,369)             -
                                                                    -----------    -----------
Funds from Operations                                               $ 6,847,999    $ 5,125,885
                                                                    ===========    ===========

Funds from Operations Per Share                                     $      1.66    $      1.56
                                                                    ===========    ===========

Weighted Average Shares and OP Units Outstanding                      4,119,152      3,287,434
                                                                    ===========    ===========

FFO increased $1,722,000, or 34%, to $6,848,000. The increase in FFO is primarily the result of the development and acquisition of five properties in 1996 and the completion of the 1997 Offering.


Three Months Ended September 30,                                           1997           1996
--------------------------------                                           ----           ----

Net income before minority interest                                 $ 1,671,823    $   844,537
Depreciation of real estate assets                                      670,273        639,568
Amortization of leasing costs                                            21,656         24,576
Amortization of stock awards                                             32,475         20,718
Depreciation of real estate assets held in unconsolidated entities      171,922        199,683
Development fee expense                                                     906              -
                                                                    -----------    -----------

Funds from Operations                                               $ 2,569,055    $ 1,729,082
                                                                    ===========    ===========

Funds from Operations Per Share                                     $       .52    $       .53
                                                                    ===========    ===========

Weighted Average Shares and OP Units Outstanding                      4,970,239      3,287,434
                                                                    ===========    ===========

FFO increased $840,000, or 49%, to $2,569,000. The increase in FFO is primarily the result of the development and acquisition of three properties in 1996 and the completion of the 1997 Offering.

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------


Liquidity and Capital Resources

The Company's principal demands for liquidity are distributions to its stockholders, debt repayment, development of new properties and future property acquisitions.

During the quarter ended September 30, 1997 the Company declared a quarterly dividend of $.46 per share. The dividend was paid on October 16, 1997 to holders of record on September 30, 1997.

As of September 30, 1997, the Company had total mortgage indebtedness of $51,040,578 with a weighted average interest rate of 7.55%. Future scheduled annual maturities of mortgages payable for the years ended September 30, are as follows: 1998 - $345,229; 1999 - $8,258,653; 2000 - $951,659; 2001 -
$1,027,078; 2002 - $1,108,655. This mortgage debt is all fixed rate debt.

In addition, the Operating Partnership has in place a $50 million Credit Facility with a bank group headed by Michigan National Bank which is guaranteed by the Company. The loan is for a three-year period ending on August 7, 2000 and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of LIBOR plus 187.5 basis points to 250 basis points or the Bank's prime rate less 12.5 basis points to plus 50 basis points, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by all of the Company's existing properties which are not otherwise encumbered and properties to be acquired or developed. As of September 30, 1997, $6,865,459 was outstanding under the Credit Facility.

The Company also has in place a $5 million line of credit which matures September 21, 1998. The line bears interest at the bank's prime rate or 200 basis points in excess of the one-month LIBOR rate at the option of the Company. The purpose of the loan is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of September 30, 1997, there were no amounts outstanding under the line of credit.

The Company has received funding from an unaffiliated entity to fund construction of certain of its properties. Advances under this agreement bear no interest and are required to be repaid within sixty (60) days after the date construction has been completed. The advances are secured by the specific land and buildings being developed. As of September 30, 1997, $1,701,406 was outstanding under this arrangement.

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------


The Company has two development projects under way which will add an additional 30,000 square feet of retail space to the Company's portfolio. The projects are expected to be completed during the fourth quarter of 1997 and the second quarter of 1998. Management expects the development of these retail projects to have a positive effect on cash generated by operating activities and funds from operations. Additional Company funding required for these projects is estimated to be $3,400,000 and will come from the Credit Facility.

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

                                                     Agree Realty Corporation

                                                                      Part II

-----------------------------------------------------------------------------


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


              10.1 First amendment to $50 million line-of-credit agreement dated August 7, 1997 among Agree Realty Corporation and Michigan National Bank, as agent.


              10.2 First amendment to $5 million business loan agreement dated September 21, 1997 between Agree Limited Partnership and Michigan National Bank.


              27.1  Financial Data Schedule

         (b)  Reports on Form 8-K
              None

                                                     Agree Realty Corporation

                                                                   Signatures

-----------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Agree Realty Corporation



/s/ RICHARD AGREE
-------------------------------------
Richard Agree
President and Chief Executive Officer



/s/ KENNETH R. HOWE
-------------------------------------
Kenneth R. Howe
Vice President - Finance and Secretary
  (Principal Financial Officer)




Date:        November 7, 1997