Form 10-K
period 1997-12-31
AGREE REALTY CORP
filed 1998-03-23
CIK 917251

=============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  ---------
                                  FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1997

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _________

                        Commission File Number 1-12928
                             --------------------

                           AGREE REALTY CORPORATION
            (Exact name of registrant as specified in its charter)

Maryland                                                           38-3148187
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification No.)

31850 Northwestern Highway,                                    (248) 737-4190
Farmington Hills, Michigan 48334               Registrant's telephone number,
(Address of principal executive offices)                  included area code:

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

                                  ---------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

Shares of common stock outstanding as of March 13, 1998: 4,346,313. The aggregate market value of the Registrant's shares of common stock held by non-affiliates on such date was approximately $94,260,663.

                     DOCUMENTS INCORPORATED BY REFERENCE

                Document                          Incoroprated into Form 10-K
                --------                          ---------------------------
Portions of the Registrant's Proxy Statement                Part III
  for its Annual Meeting of Shareholders                   Items 10-13
  to be held on May 11, 1998

=============================================================================


                              TABLE OF CONTENTS


                                    Part I
                                                                       Page
                                                                      Numbers
                                                                      -------

Item 1.    Business                                                      3

Item 2.    Properties                                                    6

Item 3.    Legal Proceedings                                             14

Item 4.    Submission of Matters to a Vote of
                      Security Holders                                   14

                                   Part II

Item 5.    Market for Registrant's Common Equity
                      and Related Stockholder Matters                    14

Item 6.    Selected Financial Data                                       15

Item 7.    Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                         16

Item 7A    Quantitative and Qualitative Disclosures
                      About Market Risk                                  22

Item 8.    Financial Statements and Supplementary Data                   22

Item 9.    Changes and Disagreements With Accountants
                      on Accounting and Financial Disclosure             22

                                   Part III

Item 10.   Directors and Executive Officers of the
                      Registrant                                         22

Item 11.   Executive Compensation                                        22

Item 12.   Security Ownership of Certain Beneficial
                      Owners and Management                              22

Item 13.   Certain Relationships and Related Transactions                22


                                   Part IV

Item 14.   Exhibits, Financial Statements, Schedules and
                      Reports on Form 8-K                                23

Signatures                                                               25

                                    PART 1


     This Form 10-K, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Risks and other factors that might cause such a difference include, but are not limited to, the effect of economic and market conditions; risks that the Company's acquisition and development projects will fail to perform as expected; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; loss or bankruptcy of one or more of the Company's major retail tenants; and failure of the Company's properties to generate additional income to offset increases in operating expenses, as well as other risks listed herein under Item 1. Business and from time to time in the Company's reports filed with the Securities and Exchange Commission or otherwise publicly disseminated by the Company.

         References herein to the "Company" include Agree Realty Corporation, together with its wholly-owned subsidiaries and its majority owned partnership, Agree Limited Partnership (the "Operating Partnership"), unless the context otherwise requires.

Item 1.    BUSINESS

General

     The Company is a self-administered, self-managed real estate investment trust (a "REIT") which develops, acquires, owns and operates properties which are primarily leased to major national and regional retail companies under net leases. As of December 31, 1997, the Company owned, either directly or through interests in joint ventures, a portfolio of 34 properties located in 12 states and containing an aggregate of approximately 3.1 million square feet of gross leasable area ("GLA"). The Properties consist of 13 neighborhood and community shopping centers and 21 free-standing properties. As of December 31, 1997, approximately 98% of GLA in the Portfolio was leased, and approximately 93% of the Company's base rental income was attributable to national and regional retailers. Such retailers include Kmart Corporation ("Kmart"), Borders, Inc. ("Borders"), Roundy's Inc. ("Roundy's"), Walgreen Co. ("Walgreen") and Fashion Bug (Charming Shoppes, Inc.) which, as of December 31, 1997, collectively represented approximately 73% of current base rental income. The Company was the developer of all 13 of the shopping centers and 16 of the 21 free-standing properties.

     The Company was formed in December 1993 to continue and expand the retail property business founded in 1971 by its current Chairman of the Board of Directors and President, Richard Agree. Since 1971, the Company and its predecessors have specialized in building properties to suit for national and regional retailers who have signed long-term net leases prior to commencement of construction. The Company believes that this strategy provides it with a predictable source of income from primarily national and regional retail tenants in its existing properties and also provides opportunities for development of additional properties at attractive returns on investment, without the lease-up risks inherent in speculative development.

     During May and June 1997, the Company completed a follow-on offering of 1,653,850 shares of common stock which netted proceeds of $31.9 million to the Company. The Company used the proceeds of the offering to reduce outstanding indebtedness.

     The Company's headquarters are located at 31850 Northwestern Highway, Farmington Hills, MI 48334 and its telephone number is (248) 737-4190.

Objectives and Strategies

Objectives

     The Company's primary objectives are (i) to realize steady and predictable cash flows through the ownership of high quality properties leased primarily to national and regional retailers, and (ii) to increase Funds from Operations through the development or acquisition of additional properties. The Company presently intends to achieve these objectives by implementing the growth, operating and financial strategies outlined below.

Growth and Operating Strategies

     In seeking to attain these objectives, the Company has applied and intends to continue to apply the same strategies that have guided its principals during the past twenty-seven years. These strategies include the following:

o Developing or acquiring each property with the objective of holding it for long-term investment value.

o Developing or acquiring properties in what the Company considers attractive long-term locations. Such locations typically have (i) convenient access to transportation arteries with traffic count that is higher than average for the local market; (ii) concentrations of other retail properties and (iii) demographic characteristics which are attractive to the retail tenant which will lease the property upon completion.

o Generally, purchasing land and beginning development of a property only upon the execution of a lease with a national or regional retailer on terms that provide a return on estimated cost which is attractive relative to the Company's cost of capital.

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

Financing Strategy

     As of December 31, 1997, the Company's ratio of indebtedness to market capitalization was 38%. The Company intends to maintain a ratio of total debt (including construction and acquisition financing) to market capitalization of 65% or less. The Company plans to begin construction of additional pre-leased developments and may acquire additional properties that will initially be financed by its Credit Facility and Line of Credit (each as hereinafter defined). Management intends to periodically refinance short-term construction and acquisition financing with long-term debt and /or equity. Upon completion of refinancing, the Company intends to lower the ratio of total debt to market capitalization to 50% or less. Nevertheless, the Company may operate with debt levels or ratios that are in excess of 50% for extended periods of time prior to such refinancing.

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

Tax Status

     The Company has operated and intends to operate in a manner to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to maintain qualification as a REIT, the Company must distribute at least 95% of its real estate investment trust income and meet certain other asset and income tests. Additionally, ownership of the Company, directly or constructively, by any single person is limited to 9.8% of the total number of outstanding shares, subject to certain exceptions. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income that meets certain criteria and is distributed annually to the stockholders.

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

     The Company believes that it is in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. The Company has not been notified by any governmental authority of any noncompliance, liability or other claim in connection with any of the Properties.

Employees

     As of March 15, 1998, the Company employed eight persons. Employee responsibilities include accounting, construction, leasing, property coordination and administrative functions for the Properties. The Company's employees are not covered by a collective bargaining agreement and the Company considers its employee relations to be satisfactory.


Item 2.  PROPERTIES

     The Properties consist of 13 neighborhood and community shopping centers and 21 free-standing properties. As of December 31, 1997, approximately 98% of GLA in the Portfolio was leased, and approximately 93% of the Company's base rental income was attributable to, national and regional retailers. Such retailers include Kmart, Borders, Roundy's, Walgreen and Fashion Bug which, at December 31, 1997, collectively represented approximately 73% of current base rental income.

     A substantial portion of the Company's income consists of rent received under net leases. Most of the leases provide for the payment of fixed base rentals monthly in advance and for the payment by tenants of a pro rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping center as well as payment to the Company of a percentage of such tenant's sales. However the payments of percentage rents to the Company historically have not been material and the Company does not anticipate that they will become material in the future. Although a majority of the leases require the Company to make roof and structural repairs, as needed, a number of leases place that responsibility on the tenant. The Company's management places a strong emphasis on sound construction and maintenance on its properties.

                   Location of Properties in the Portfolio

                                   Total Gross       Percent of
                  Number of        Leasable Area     GLA Leased on
     State        Properties       (Sq. feet)        December 31, 1997
     -----        ----------       -------------     -----------------
   California         1               38,015              100%
   Florida            5 (1)          487,269               93
   Indiana            1 (1)           15,844              100
   Illinois           1               20,000              100

   Kansas             2               45,000              100
   Kentucky           1              135,009              100
   Michigan          12 (1)        1,563,663               99
   Nebraska           2 (1)           55,000              100

   Ohio               2              108,543              100
   Oklahoma           3 (1)           74,282              100
   Pennsylvania       1               37,004              100
   Wisconsin          3              523,036               99
                     --            ---------              ---

     Total/Average   34            3,102,665               98%
                     --            ---------              ---

------------
(1) Includes Joint Venture Properties in which the Company owns interests ranging from 8 to 20%.

               Annualized Base Rent of the Company's Properties

     The following is a breakdown of Base Rents in place at December 31, 1997 for each type of retail tenant:

                                                        Percent of
                            Annualized                  Annualized
      Type of Tenant        Base Rent (1)               Base Rent
      --------------        -------------               ----------
   National (2)             $14,185,514                     82%
   Regional (3)               1,882,863                     11
   Local                      1,280,476                      7
                            -----------                    ---
     Total                  $17,348,853                    100%
                            -----------                    ---

--------------------

(1) Includes the Company's share of annualized base rent for each of the Joint Venture Properties.

(2) Includes the following national tenants: Kmart, Borders, Fashion Bug, Winn Dixie, Rite Aid, JC Penney, Avco Financial, GNC Group, Radio Shack, On Cue, Super Value, Maurices, Petrie Stores, Walgreen, Payless Shoes, Food Lion, Blockbuster Video, Sears, A&P, TGI Friday's and Circuit City.

(3) Includes the following regional tenants: Roundy's, Dunham's Sports, Brauns Fashions and Hollywood Video.

Community Shopping Centers

Thirteen of the Company's properties are community shopping centers ranging in size from 20,000 to 228,476 square feet of GLA. The centers are located in 5 states as follows: Florida (2), Illinois (1), Kentucky (1), Michigan (6) and Wisconsin (3). The location, general character and primary occupancy information with respect to the community shopping centers at December 31, 1997 are set forth below:

Summary of Community Shopping Centers at December 31, 1997

                                                                        (2)       (3)
                                     (4)       Total          (1)     Average    Percent    Percent
                          Year       Land    Leasable     Annualized    Base    Leased at   Occupied      Anchor Tenants
                       Completed/    Area      Area          Base     Rent per  at Dec 31,  at Dec 31,  (Lease expiration/
Property Location      Expanded    (acres)   (Sq. Ft.)       Rent      Sq. Ft.    1997         1997     Option expiration)
--------------------------------------------------------------------------------------------------------------------------
Capital Plaza            1978/      11.58     135,009      $405,268     $3.00     100%       100%    Kmart (2003/2053)
  Frankfort, KY          1991                                                                        Winn Dixie (2010/2035)
                                                                                                     Fashion Bug (2004/2024)

Charleviox Commons       1991       14.79     137,375       650,995      4.81      99%        72%    Kmart (2015/2065)
  Charlevoix, MI                                                                                     Roundy's  (2011/2031)

Chippewa Commons         1991       16.37     168,311       909,783      5.41     100%       100%    Kmart (2014/2064)
  Chippewa Falls, WI                                                                                 Roundy's  (2011/2031)
                                                                                                     Fashion Bug (2001/2021)

Iron Mountain Plaza      1991       21.20     176,352       822,033      4.81      97%        77%    Kmart (2015/2065)
  Iron Mountain, MI                                                                                  Roundy's (2011/2031)
                                                                                                     Fashion Bug (2002/2022)

Ironwood Commons         1991       23.92     185,535       943,754      5.09     100%       100%    Kmart (2015/2065)
  Ironwood, MI                                                                                       Super Value (2011/2036)
                                                                                                     J.C. Penney Co. (2006/2026)
                                                                                                     Fashion Bug (2002/2022)

Marshall Plaza           1990       10.74     119,279       623,055      5.31      98%        98%    Kmart (2015/2065)
  Marshall, MI                                                                                       Fashion Bug (2002/2022)

North Lakeland Plaza     1987       16.67     171,334     1,280,893      7.48     100%       100%    Kmart (2011/2061)
  Lakeland, FL                                                                                       Best Buy (2013/2028)




Summary of Community Shopping Centers at December 31, 1997 (continued)
                                                                      (2)       (3)
                                   (4)       Total         (1)      Average    Percent   Percent
                         Year     Land      Leasable    Annualized    Base    Leased at  Occupied     Anchor Tenants
                      Completed/  Area       Area         Base      Rent per  at Dec 31, at Dec 31,  (Lease expiration/
Property Location      Expanded  (acres)   (Sq. Ft.)      Rent       Sq. Ft.    1997      1997       Option expiration)
-----------------------------------------------------------------------------------------------------------------------

Petoskey Town Center     1990     22.08     174,870      917,928      5.64      93%        93%    Kmart (2015/2065)
  Petoskey, MI                                                                                    Roundy's  (2010/2030)
                                                                                                  Fashion Bug (2002/2022)

Plymouth Commons         1990     16.30     162,031      856,369      5.40      98%        98%    Kmart (2015/2065)
  Plymouth, WI                                                                                    Roundy's  (2010/2030)
                                                                                                  Fashion Bug (2001/2021)

Rapids Associates        1990     16.84     173,557      978,257      5.64     100%       100%    Kmart (2015/2065)
  Big Rapids, MI                                                                                  Roundy's  (2010/2030)
                                                                                                  Fashion Bug (2001/2021)

Shawano Plaza            1990     17.91     192,694      972,079      5.14      98%        98%    Kmart (2014/2064)
  Shawano, WI                                                                                     Roundy's  (2010/2030)
                                                                                                  J.C. Penney Co. (2005/2025)
                                                                                                  Fashion Bug (2001/2021)

West Frankfort Plaza     1982      1.45      20,000      105,225      5.26     100%       100%    Fashion Bug (1997/2007)
  West Frankfort, IL

Winter Garden Plaza      1988     22.34     228,476    1,120,348      5.70      86%        64%    Kmart (2013/2063)
  Winter Garden, FL                                                                               Food Lion (2009/2029)
                                                                                                  Sears Roebuck & Co. (2000/2010)
                                 ------   ---------  -----------     -----     ---        ---
      Total/Average              212.19   2,044,823  $10,585,987     $5.33      97%        91%
                                 ======   =========  ===========     =====     ===        ===

(1) Total annualized base rents of the Company as of December 31, 1997

(2) Calculated as total annualized base rents, divided by GLA actually leased as of December 31, 1997

(3) Roundy's does not currently occupy the space it leases at Iron Mountain Plaza (35,285 square feet, rented at a rate of $5.87 per square foot) and Charlevoix Commons (35,896 square feet, rented at a rate of $5.97 per square foot). Both of these leases expire in 2011 (assuming they are not extended by Roundy's). Sears, Roebuck & Co. leases but does not currently occupy, the 50,000 square feet it leases at Winter Garden Plaza. This lease expires in 2000 (assuming that it is not extended by Sears) and is rented at a rate of $5.00 per square foot.

(4) All community shopping centers except Capital Plaza (which is subject to a long-term ground lease expiring in 2053 from a third party) are wholly-owned by the Company.

Free-Standing Properties

     Twenty-one (21) of the Properties are free-standing properties net leased to either A&P (1), Borders (15), Circuit City Stores (1), Kmart (3) or Walgreen (1), which in the aggregate comprise approximately 1,000,000 square feet. The free-standing properties range in size from 13,905 to 226,000 square feet of GLA and are located in the following states: California (1), Florida (3), Indiana (1), Kansas (2), Michigan (6), Nebraska (2), Ohio (2), Oklahoma (3) and Pennsylvania (1). Included in the Company's 21 retail properties are seven Joint Venture Properties in which the Company owns interests ranging from 8% to 20% and 14 wholly-owned Properties. The Company's fourteen (14) wholly owned free-standing Properties provide $6,068,547 of annualized base rent at an average base rent per square foot of $10.00 during the 12 months ended December 31, 1997. The Company (or the joint ventures in which the Company has an interest) own each of the twenty one (21) free-standing properties in fee, except as indicated below. The location, general character and primary occupancy information with respect to the wholly-owned free-standing properties are set forth in the following table:
                    Wholly-Owned Free Standing Properties

                          Year                      Lease expiration
Tenant/Location        Completed      Total GLA    (Option expiration)
---------------        ---------      ---------    -------------------
A&P, Roseville, MI        1977         104,000     May 21, 2002 (2022)

Borders, (1)
  Aventura, FL            1996          30,000     Jan 31, 2016 (2036)
Borders, Columbus, OH     1996          21,000     Jan 23, 2016 (2036)
Borders,
  Monroeville, PA         1996          37,004     Nov 8, 2016 (2036)
Borders, Norman, OK       1996          24,641     Sep 20, 2016 (2036)
Borders, Omaha, NE        1995          30,000     Nov 3, 2015 (2035)
Borders,
  Santa Barbara, CA       1995          38,015     Nov 17, 2015 (2035)
Borders, Wichita, KS      1995          25,000     Nov 10, 2015 (2035)
Borders, (1)
   Lawrence, KS           1997          20,000     Nov 21, 2020 (2040)

Circuit City Stores
   Boynton Beach, FL      1996          32,459     Dec 15, 2016 (2036)

Kmart, Grayling, MI       1984          52,320     Sep 30, 2009 (2059)
Kmart, Oscoda, MI         1984          90,470     Sep 30, 2009 (2059)
Kmart, (1)
  Perysburg, OH           1983          87,543     Oct 31, 2008 (2058)

Walgreen, Waterford, MI   1997          13,905     Feb 28, 2018 (2058)
                                       -------

       Total                           606,357
                                       -------

   (1) These properties are subject to long-term ground leases where a third party owns the underlying land and has leased the land to the Company to construct or operate three free-standing properties. The Company pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements. At the end of the lease terms, as extended (Aventura, FL 2036, Lawrence, KS 2027 and Perrysburg, OH 2038), the


        land together with all improvements revert to the land owner. The Company has an option to purchase the Perrysburg property during its lease term. The Company has an option to purchase the Lawrence property during the period October 1, 2006 to September 30, 2016.


Joint Venture Properties

     During 1996, the Company developed or acquired seven free-standing Properties which are leased to Borders, including Borders' corporate headquarters, its central administrative building and Properties operated as Borders Books and Music. Each of these Properties is owned by a separate limited liability company or a limited partnership that is owned jointly by the Company and an affiliate of Borders. The Company's economic interest in the Joint Ventures ranges from 8% to 20%. The financing for the development of the Joint Venture Properties was provided through a financing facility established by Borders and its affiliates (the "Borders Financing Facility").

     The lease between Borders and each of the Joint Ventures has a term expiring November 21, 2000, unless the Borders Financing Facility is extended or earlier terminated. At any time during the term of the lease, Borders has the right to refinance the Property or to purchase the Property for various percentages of total project costs, provided that, prior to such refinancing or purchase, the Company may elect to provide alternative financing for the Property or purchase the Property and purchase the interest of the Borders' affiliate in the Joint Venture. In the event the Company elects to provide financing or to purchase the Property, and is subsequently unable to obtain the requisite financing, or in the event that the Company defaults in its development obligations to the Joint Venture, Borders may purchase the Property. If the Company provides refinancing or purchases the Property, the Company will be required to acquire the interest of the Borders' affiliate in the Joint Venture, and Borders and the Joint Venture will enter into a new lease providing for a term of 20 years, with four five-year extension options.

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

                           Joint Venture Properties

                         The Company's
Tenant / Location        Interest        Total GLA    Lease Expirations
-----------------        -------------   ---------    -----------------
Borders, Inc.
  Ann Arbor, MI            11%            110,000     November 21, 2000
Borders, Inc.
  Ann Arbor, MI             8%            226,000     November 21, 2000
Borders, Inc.
  Boynton Beach, FL        12%             25,000     November 21, 2000
Borders, Inc.
  Indianapolis, IN          8%             15,844     November 21, 2000
Borders, Inc.
  Oklahoma City, OK        20%             24,641     November 21, 2000
Borders, Inc.
  Omaha, NE                18%             25,000     November 21, 2000
Borders, Inc.
  Tulsa, OK                15%             25,000     November 21, 2000
                                          -------

         Total                            451,485
                                          -------


                                Major Tenants

     The following table sets forth certain information with respect to the Company's major tenants:

                                    Annualized Base        Percent of Total
                       Number         Rent as of       Annualized Base Rent as
                     of Leases     December 31, 1997     of December 31, 1997
                     ---------     -----------------   -----------------------
Kmart                    15          $ 5,317,602                31%
Borders                  15            4,427,180 (1)            26
Roundy's                  7            1,730,063                10
Walgreen                  4              604,733                 3
Fashion Bug
  (Charming Shoppes)     10              573,420                 3
                         --          -----------                --

     Total               51          $12,652,998                73%
                         --          -----------                --

--------------
      (1) Includes the Company's share of base rent for each of the Joint Venture Properties

     Fifteen of the Properties are anchored by Kmart, a publicly-traded retailer with over 2,100 stores. Kmart's principal business is general merchandise retailing through a chain of department stores and it is one of the world's largest retailers based on sales volume. The Company derived approximately 31% of its base rental income for the year ended December 31, 1997 from, and approximately 38% of the Company's future minimum rentals are attributable to, Kmart.

     Borders Group, Inc. ("BGI"), a publicly-traded company, is the second largest retailer of book superstores and the largest operator of mall-based bookstores in the United States based on sales and number of stores. Two of BGI's subsidiaries, Borders, Inc. and Walden Books Co., Inc. together operate in over 1,000 locations. The Company derived approximately 26% of its base rental income for the year ended December 31, 1997 from, and approximately 31% of the Company's future minimum rentals are attributable to, Borders.

     Roundy's and its subsidiaries are engaged principally in the wholesale distribution of food and non-food products to supermarkets and warehouse food stores. The Company derived approximately 10% of its base rental income for the year ended December 31, 1997 from, and approximately 11% of the Company's future minimum rentals are attributable to, Roundy's.

     Walgreen is a leader of the U.S. chain drugstore industry and operates over 2,350 stores nationwide. The Company derived approximately 3% of its base rental income for the year ended December 31, 1997 from, and approximately 3% of the Company's future minimum rentals are attributable to, Walgreen.

     Charming Shoppes, Inc. operates, through its subsidiaries, a chain of women's specialty clothing stores in over 40 states. Its retail properties operate under the names Fashion Bug and Fashion Bug Plus. The Company derived approximately 3% of its base rental income for the year ended December 31, 1997 from, and approximately 1% of the Company's future minimum rentals are attributable to, Charming Shoppes, Inc.

                              Lease Expirations

     The following table shows lease expirations for the next 10 years for the Company's community shopping centers and wholly-owned free-standing properties, assuming that none of the tenants exercise renewal options.

                       December 31, 1997
                       Gross Lesable Area      Annualized Base Rent
                       ------------------      --------------------
             Number
Expiration   of Leases  Square    Percent                 Percent
   Year      Expiring   Footage   of Total     Amount     of Total
----------   ---------  -------   --------     ------     --------
1998           17        69,450     2.62%     $ 463,762      2.78%

1999            5        26,100      .98        172,100      1.03

2000           11       136,630     5.15        942,622      5.66

2001           27       110,614     4.17        919,798      5.52

2002           16       180,390     6.80        963,032      5.78

2003           13       125,092     4.72        592,375      3.56

2004            1         4,800      .18         33,600       .20

2005            2        34,204     1.29        131,714       .79

2006            2        31,204     1.18        155,265      0.93

2007            1         2,000      .09         18,000      0.12
               --       -------    -----     ----------     -----

Total          95       720,484    27.18%    $4,392,268     26.37%
               --       -------    -----     ----------     -----

     Leases on the seven Joint Venture Properties are for an initial term through November 2000. In the event a refinancing is consummated, Borders is required to enter into a twenty year net lease with a fixed lease rate.

Item 3.  LEGAL PROCEEDINGS

     The Company is not presently involved in any litigation nor, to management's knowledge, is any litigation threatened against the Company, except for routine litigation arising in the ordinary course of business which is expected to be covered by the Company's liability insurance.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 1997.

                                   Part II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol ADC. The following table sets forth the high and low sales prices of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape, and the dividends declared per share of Common Stock by the Company for each calendar quarter in the last two fiscal years. Dividends were paid in the periods immediately subsequent to the periods in which such dividends were declared.

Market Information
------------------
                                                           Dividends Per
                                     High           Low    Common Share
                                     ----           ---    ------------
Quarter Ended
  March 31, 1996                    $18.250       $14.500     $0.45
  June 30, 1996                     $18.875       $16.500     $0.45
  September 30, 1996                $19.750       $17.500     $0.45
  December 31, 1996                 $21.500       $18.750     $0.45

  March 31, 1997                    $22.250       $19.500     $0.45
  June 30, 1997                     $21.125       $19.000     $0.45
  September 30, 1997                $22.063       $19.813     $0.46
  December 31, 1997                 $21.875       $20.313     $0.46

     At December 31, 1997, there were 4,328,980 shares of the Company's Common Stock issued and outstanding which were held by approximately 245 stockholders of record. The stockholders of record do not reflect persons or entities who held their shares in nominee or "street" name.

     The Company intends to continue to declare quarterly dividends to its stockholders. However, distributions by the Company are determined by the Board of Directors and will depend on a number of factors, including the amount of Funds from Operations, the financial and other condition of its properties, its capital requirements, the annual distribution requirements under the provisions of the Code applicable to REITs and such other factors as the Board of Directors deems relevant.

     During the year ended December 31, 1997, there were no sales of unregistered securities by the Company, except the grant under the Company's 1994 Stock Incentive Plan of 28,955 shares of restricted stock to certain employees of the Company. Such shares vest in equal annual installments over a five-year period from the date of the grant, but entitle the holder thereof to receive dividends from the date of the grant.

Item 6.                    SELECTED FINANCIAL DATA

     The following table sets forth selected financial information for the Company and the Agree Predecessors on a historical basis and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere in this Form 10-K. The balance sheet data for the periods ended December 31, 1993 through December 31, 1997 and operating data for for each of the periods presented were derived from the audited financial statements of the Company and the Agree Predecessors.

                                                   (In thousands, except per share information)

                                                                                           The Agree
                                                   Agree Realty Corporation              Predecessors
                                        -----------------------------------------------------------------
                                            Year       Year       Year    April 22,  January 1,   Year
                                            Ended     Ended      Ended     Through    Through     Ended
                                           Dec 31,    Dec 31,    Dec 31,    Dec 31,   April 21,   Dec 31,
Operating Data                              1997       1996       1995       1994       1994      1993
---------------------------------------------------------------------------------------------------------
Total Revenue                            $ 18,234   $ 16,291   $ 13,699   $  9,280    $  4,080   $ 13,156
                                         --------   --------   --------   --------    --------   --------
Expenses
  Property expense (1)                      2,785      2,485      2,049      1,245         681      1,872
  General and administrative                1,107      1,105        966        668         159        660
  Interest                                  5,552      6,101      4,335      2,972       2,584      8,803
  Depreciation and amortization             2,782      2,620      2,317      1,627         680      2,292
                                         --------   --------   --------   --------    --------   --------
      Total Expenses                       12,226     12,311      9,667      6,512       4,104     13,627
                                         --------   --------   --------   --------    --------   --------
Other Income (Expense) (2)                    155        653       --         (375)         85        448
                                         --------   --------   --------   --------    --------   --------
Income (loss) before extraordinary
  item and minority interest                6,163      4,633      4,032      2,393          61        (23)
Extraordinary Item - Early
  Extinguishment of Debt                     --         --         --       (2,139)       --         --
                                         --------   --------   --------   --------    --------   --------
Income (loss) before Minority Interest      6,163      4,633      4,032        254          61        (23)
Minority Interest                             943        899        785         49        --         --
                                         --------   --------   --------   --------    --------   --------
Net Income (Loss)                        $  5,220   $  3,734   $  3,247   $    205    $     61   $    (23)
                                         ========   ========   ========   ========    ========   ========

Funds from Operations                    $  9,581   $  7,076   $  6,389   $  4,544        --         --
                                         ========   ========   ========   ========    ========   ========
Number of Properties                           34         32         20         17          17         17
                                         ========   ========   ========   ========    ========   ========
Number of Square Feet                       3,103      3,068      2,470      2,377       2,377      2,377
                                         ========   ========   ========   ========    ========   ========
Per Share Data
--------------
Net income (3)                           $   1.41   $   1.41   $   1.23   $   0.08        --         --
                                         ========   ========   ========   ========    ========   ========
Cash dividends                           $   1.82   $   1.80   $   1.80   $   1.25        --         --
                                         ========   ========   ========   ========    ========   ========
Weighted average of common
  shares outstanding                        3,695      2,649      2,638      2,638        --         --
                                         ========   ========   ========   ========    ========   ========
Balance Sheet Data
Real Estate
  (before accumulated depreciation)      $142,748   $132,474   $118,360   $ 96,852               $ 96,548
Total Assets                             $130,492   $121,382   $108,928   $ 89,653               $ 89,835
Total debt, including accrued interest   $ 65,419   $ 88,252   $ 73,741   $ 54,431               $ 94,334

----------

(1) Property expense includes real estate taxes, property maintenance, insurance, utilities and land lease expense.

(2) Other income (expense) is composed of development fee income, gain on land sales, equity in net income of unconsolidated entities and reorganization costs.

(3) Net income per share has been computed by dividing the net income by the weighted average number of shares of Common Stock outstanding. The per share amounts shown are presented in accordance with SFAS No. 128 "Earnings per Share". The Company's basic and diluted earnings per share are the same

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANYALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company was established to continue to operate and expand the retail property business of its predecessors. The Company commenced its operations on April 22, 1994 with the sale of 2,500,000 shares of common stock in an additional public offering. The net cash proceeds to the Company from the completion of this offering were approximately $45.4 million, which were used primarily to reduce outstanding indebtedness, pay stock issuance costs and establish a working capital reserve. On May 21, 1997, the Company completed an offering of 1,625,000 shares of common stock at $20.625 per share; on June 18, 1997 the underwriters exercised their overallotment option for an additional 28,850 shares at the same per share price (collectively, "the 1997 Offering"). The net proceeds from the 1997 Offering of approximately $31.9 million were used to repay amounts outstanding under the Company's Credit Facility.

     The assets of the Company are held by, and all operations are conducted through, Agree Limited Partnership (the "Operating Partnership"), of which the Company is the sole general partner and held an 87.16% interest as of December 31, 1997. The Company is operating so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

     The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included elsewhere in this Form 10-K.

Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

     Rental income increased $1,702,000, or 12%, to $16,152,000 in 1997, compared to $14,450,000 in 1996. The increase was the result of the development and acquisition of five Properties in 1996.

     Operating cost reimbursement, which represents additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of property operating expenses, increased $236,000, or 13%, to $1,997,000 in 1997, compared to $1,761,000 in 1996. Operating cost reimbursement increased due to the increase in real estate taxes and property operating expenses from 1996 to 1997, as explained below.

     Management fees and other income remained relatively constant at $85,000 in 1997 compared to $81,000 in 1996.

    Real estate taxes increased $229,000, or 20%, to $1,398,000 in 1997 compared to $1,169,000 in 1996. The increase is the result of the addition of new properties.

     Property operating expenses (shopping center maintenance, insurance and utilities) decreased $45,000, or 5%, to $935,000 in 1997 compared $980,000 in 1996. The decrease was the result of decreased snow removal costs of $56,000; an increase in shopping center maintenance costs of $25,000; a decrease in utility costs of $6,000 and a decrease in insurance costs of $8,000 in 1997 versus 1996.

    Land lease payments increased $116,000 to $452,000 in 1997 compared to $336,000 in 1996 as a result of the acquisition of a ground lease of the free standing Property in Aventura, Florida.

     General and administrative expenses remained relatively constant at $1,107,000 in 1997 compared to $1,105,000 in 1996. General and administrative expenses as a percentage of rental income decreased from 7.6% for 1996 to 6.9% for 1997.

    Depreciation and amortization increased $162,000, or 6%, to $2,782,000 in 1997 compared to $2,620,000 in 1996. The increase was the result of the completion of five new properties in 1996.

     Interest expense decreased $549,000, or 9%, to $5,552,000 in 1997, from $6,101,000 in 1996. The decrease in interest expense was the result of the Company using the proceeds of the 1997 Offering to reduce the Company's indebtedness.

     Development fee income decreased $452,000, to $57,000 in 1997, from $509,000 in 1996. The decrease in development fee income was the result of the Company substantially completing the development of four Joint Venture Properties in 1996. Development fee income is not included in the Company's calculation of Funds from Operations, due to the non-recurring nature of this type of income.

     The Company recognized income of $103,000 on the sale of a parcel of land in 1997 compared to the recognition of $84,000 of income on the sale of a parcel of land in 1996.

     Equity in net income (loss) of unconsolidated entities decreased $64,000 to ($5,000) in 1997 compared to $59,000 in 1996 as a result of additional expenses in 1997 related to certain of the Joint Venture Properties in which the Company holds interests ranging from 8% to 20%.

     The Company's income before minority interest increased $1,530,000 as a result of the foregoing factors.

Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995

     Rental income increased $2,514,000, or 21%, to $14,450,000 in 1996, compared to $11,936,000 in 1995. The increase was the result of the development and acquisition of five Properties in 1996 and the development of three Properties in the fourth quarter of 1995.

     Operating cost reimbursements increased $90,000, or 5%, to $1,761,000 in 1996, compared to $1,671,000 in 1995. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expenses from 1995 to 1996, as explained below.

     Management fees and other income remained relatively constant at $81,000 in 1996 compared $92,000 in 1995.

     Real estate taxes increased $49,000, or 4%, to $1,169,000 in 1996 compared to $1,120,000 in 1995. The increase is the result of general assessment increases relating to the shopping center properties and the addition of new properties.

     Property operating expenses (shopping center maintenance, insurance and utilities) increased $109,000, or 12%, to $980,000 in 1996 compared to $871,000 in 1995. The increase was the result of increased snow removal costs of $26,000; an increase in shopping center maintenance costs of $95,000; an increase in utility costs of $8,000 and a decrease in insurance costs of $20,000 in 1996 versus 1995.

     Land lease payments increased $280,000 to $336,000 in 1996 compared to $56,000 in 1995 as a result of the acquisition of a ground lease of the free standing Property in Aventura, Florida.

     General and administrative expenses increased by $139,000, or 14%, to $1,105,000 in 1996 compared to $966,000 in 1995. The increase was primarily the result of an increase in compensation related expenses of $24,000; increases in state franchise and income taxes of $40,000; additional administrative expenses in connection with its secured line of credit of $25,000 and increased expenses in connection with the management of the Company's properties of $50,000. General and administrative expenses as a percentage of rental income decreased from 8.1% for 1995 to 7.6% for 1996.

     Depreciation and amortization increased $303,000, or 13%, to $2,620,000 in 1996 compared to $2,317,000 in 1995. The increase was the result of the completion of eight new properties in late 1995 and 1996.

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

    The Company recognized income of $85,000 on the sale of a parcel of land in 1996. There were no land sale gains in 1995.

    Equity in net income (loss) of unconsolidated entities represents the Company's share of the net income of $59,000, from the seven Joint Ventures formed for the purpose of acquiring and developing the single tenant properties for Borders. These entities were not in existence during the year ended December 31, 1995.

     The Company's income before minority interest increased $601,000 as a result of the foregoing factors.

Funds From Operations

     Management considers Funds from Operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO is defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") to mean net income computed in accordance with generally accepted accounting principals ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated entities in which the REIT holds an interest. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as the primary indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

     The following table illustrates the calculation of FFO for the years ended December 31, 1997, 1996 and 1995:


Year ended December 31,                 1997          1996       1995
-----------------------              -----------------------------------
Net income before minority interest  $6,163,510   $4,633,295  $4,032,381
Depreciation of real estate assets    2,726,066    2,556,603   2,248,720
Amortization of leasing costs            40,504       52,033      58,867
Amortization of stock awards            113,380       82,873      48,750
Depreciation of real estate assets
  held in unconsolidated entities       698,141      345,972         --
Gain on sale of assets                 (103,270)     (84,688)        --
Development fee income                  (57,089)    (509,673)        --
                                     ----------   ----------  ----------
Funds from Operations                $9,581,242   $7,076,415  $6,388,718
                                     ----------   ----------  ----------
Funds from Operations per share           $2.21        $2.15       $1.95
                                     ----------   ----------  ----------
Weighted average shares and
  OP Units outstanding                4,333,121    3,287,434   3,276,144
                                     ----------   ----------  ----------

     FFO increased $2,505,000, or 35%, for the year ended December 31, 1997, to $9,581,000. FFO increased $688,000, or 11%, for the year ended December 31, 1996, to $7,076,000. The increase in FFO is primarily the result of the reduction in interest expense as a result of the completion of the 1997 Offering and the development and acquisition of five Properties in 1996.

Liquidity and Capital Resources

     The Company's principal demands for liquidity are distributions to its stockholders, debt repayment, development of new properties and future property acquisitions.

     During the quarter ended December 31, 1997, the Company declared a quarterly dividend of $.46 per share. The dividend was paid on January 6, 1998 to holders of record on December 23, 1997.

     As of December 31, 1997, the Company had total mortgage indebtedness of $50,954,026 with a weighted average interest rate of 7.55%. Future scheduled annual maturities of mortgages payable for the years ending December 31 are as follows: 1998 - $353,024; 1999 - $8,395,468; 2000 - $969,964; 2001 -
$1,046,875; 2002 - $1,130,071. This mortgage debt is all fixed rate debt.

     In addition, the Operating Partnership has in place a $50 million line of credit facility (the "Credit Facility") which is guaranteed by the Company. The loan matures in August 2000 and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the bank's prime rate less 50 basis points to plus 13 basis points, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company's Properties which are not otherwise encumbered and properties to be acquired or developed. As of December 31, 1997, $6,865,459 was outstanding under the Credit Facility.

     The Company also has in place a $5 million line of credit (the "Line of Credit"), which matures in September 1998, and which the Company expects to renew for an additional 12-month period. The Line of Credit bears interest at the bank's prime rate or 200 basis points in excess of the one-month LIBOR rate, at the option of the Company. The purpose of the Line of Credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of December 31, 1997, $1,775,557 was outstanding under the Line of Credit.

     The Company's two wholly-owned subsidiaries have obtained construction financing of approximately $6,850,000 to fund the development of two retail properties. The notes require quarterly interest payments, based on a weighted average interest rate based on LIBOR, computed by the lender. The notes mature on October 16, 2002 and are secured by the underlying land and buildings. As of December 31, 1997, $3,844,601 was outstanding under these notes.

     The Company has received funding from an unaffiliated third party for the construction of certain of its Properties. Advances under this arrangement bear no interest and are required to be repaid within sixty (60) days after the date construction has been completed. The advances are secured by the specific land and buildings being developed. As of December 31, 1997, $1,730,490 was outstanding under this arrangement.

     In December 1997, the Company completed development of two properties that added 33,905 square feet to the its portfolio. The properties are located in Lawrence, Kansas and Waterford, Michigan. The development of these retail projects is expected to have a positive effect on cash generated by operating activities and Funds from Operations.

     The Company has one development project under construction that will add an additional 14,000 square feet of retail space to the Company's portfolio. The project is expected to be completed during the second quarter of 1998. Additional Company funding required for this project is estimated to be $1,600,000 and will come from the Credit Facility. In addition, the Company recently announced that, it would develop two additional projects located in Tulsa, Oklahoma and Pontiac,

Michigan. These two projects will add approximately 39,000 square feet of retail space to the Company's portfolio. The budgeted cost of the two additional projects is $7.4 million. Management expects the development of these projects to have a positive effect on cash generated by operating activities and Funds from Operations.

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

     The Company plans to begin construction of additional pre-leased developments and may acquire additional properties, which will initially be financed by the Credit Facility and Line of Credit. Management intends to periodically refinance short-term construction and acquisition financing with long-term debt and / or equity. Upon completion of refinancing, the Company intends to lower the ratio of total debt to market capitalization to 50% or less. Nevertheless, the Company may operate with debt levels or ratios which are in excess of 50% for extended periods of time prior to such refinancing.

Year 2000 Costs

         The Company, like most owners of computer software, will be required to modify certain portions of its software so that it will function properly in the year 2000. Maintenance or modification costs will be expensed as incurred, while the costs of any new software will be capitalized and amortized over the software's useful life. Management believes these "year 2000" costs will be immaterial.

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

Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131 "Disclosures about segments of an Enterprise and Related Information." These statements are effective for financial periods beginning after December

15, 1997 and require comparative information for earlier years to be restated. Management has not determined the impact, if any, the statements may have on future financial statement disclosures.


Item 7A  QUANTITATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

Item 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Form 10-K and are included in this Form 10-K following page F-1.

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the Company's last two fiscal years, there have been no changes in the independent accountants nor disagreements with such accountants as to accounting and financial disclosures of the type required to be disclosed in this Item 9.


                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 11, 1998.

Item 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 11, 1998.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 11, 1998.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 11, 1998.

                                   PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
         FORM 8-K

      (a)   The following documents are filed as part of this Report

            (1)(2)   The financial statements indicated by Part II,
                     Item 8, Financial Statements and Supplementary
                     Data.

            (3)  Exhibits

3.1         Articles of Incorporation and Articles of Amendment of the
            Company (incorporated by reference to Exhibit 3.1 to the
            Company's Registration Statement on Form S-11 (Registration
            Statement No. 33-73858, as amended ("Agree S-11"))
3.2         Bylaws of the Company (incorporated by reference to Exhibit
            3.3  to Agree S-11)
10.1        Loan Modification Agreement, dated April 22, 1994, by and
            among Shawano Plaza, Plymouth Commons, Chippewa Commons and
            Nationwide Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for
            the year ended December 31, 1996 (the 1996 "Form 10-K"))
10.2        Loan Modification Agreement, dated April 22, 1994, by and
            among Rapids Associates, Marshall Plaza Phase Two, Petoskey
            Town Center, Charlevoix Commons and Nationwide Life
            Insurance Company (incorporated by reference to Exhibit 10.2 to the 1996 Form 10-K
10.3        Modification Agreement, dated as of March 28, 1994, by and between North Lakeland Plaza and the Travelers Indemnity
            Company (incorporated by reference to Exhibit 4.2 to Agree
            S-11)
10.4        Loan Agreement, dated August 19, 1992, by and among Richard
            Agree, Edward Rosenberg and Michigan National Bank
            (incorporated by reference to Exhibit 4.3 to Agree S-11)
10.5        Loan Agreement dated March 7, 1990, and Modification of
            Mortgage and Security Agreement, dated July 10, 1990, by
            and between Winter Garden Plaza and American United Life
            Insurance Company (incorporated by reference to Exhibit 4.4 to Agree S-11)
10.6        First Amended and Restated Agreement of Limited Partnership
            of Agree Limited Partnership, dated as of April 22, 1994, by and among the Company, Richard Agree, Edward Rosenberg and
            Joel Weiner (incorporated by reference to Exhibit 10.6 to
            the 1996 Form 10-K)
10.7        Amended and Restated Registration Rights Agreement, dated
            July 8, 1994 by and among the Company, Richard Agree, Edward
            Rosenberg and Joel Weiner (incorporated by reference to
            Exhibit 10.2 to the Company's Annual Report on Form 10-K
            for the year ended December 31, 1994 (the "1994 Form 10-K"))
10.8    +   1994 Stock Incentive Plan of the Company (incorporated by
            reference to Exhibit 10.8 to the 1996 Form 10-K)
10.9        Management Agreement, dated April 22, 1994, by and among Mt
            Pleasant Shopping Center, Angola Plaza, Shiloh Plaza and the
            Company (incorporated by reference to Exhibit 10.9 to the 1996 Form 10-K)

10.10       Contribution Agreement, dated as of April 21, 1994, by and among the Company, Richard Agree, Edward Rosenberg and the co-partnerships named therein (incorporated by reference to
            Exhibit 10.10 to the 1996 Form 10-K)
10.11   +   Employment Agreement, dated April 22, 1994, by and
            between the Company and Richard Agree (incorporated by
            reference to Exhibit 10.11 to the 1996 Form 10-K)
10.12   +   Employment Agreement, dated April 22, 1994, by and between the Company and Edward Rosenberg (incorporated by reference to Exhibit 10.12 to the 1996 Form 10-K)
10.13   +   Agree Realty Corporation Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to the 1996 Form 10-K)
10.14       Business Loan Agreement by and between Agree Limited
            Partnership and Michigan National Bank (incorporated by
            reference to Exhibit 10.8 to the 1994 10-K)
10.15       Business Loan Agreement, dated as of September 21, 1995,
            by and between Agree Limited Partnership and Michigan
            National Bank (incorporated by reference to Exhibit 10.9
            to the Company's Annual Report on Form 10-K for the year
            ended December 31, 1995 (the "1995 10-K"))
10.16       Line of Credit Agreement by and among Agree Limited
            Partnership, the Company, the lenders parties thereto, and
            Michigan National Bank as Agent (incorporated by reference to Exhibit 10.10 to the 1995 10-K)
10.17       First amendment to $50 million line-of-credit agreement dated
            August 7, 1997 among Agree Realty Corporation and Michigan
            National Bank, as agent (incorporated by reference to Exhibit
            10.1 to the Company's Quarterly Report on Form 10-Q for the
            period ending September 30, 1997 (the September
            1997 "Form 10-Q"))
10.18       First amendment to $5 million business loan agreement dated
            September 21, 1997 between Agree Limited Partnership and Michigan
            National Bank (incorporated by reference to Exhibit 10.2 to the
            September 1997 Form 10-Q)
10.19   *   Second amendment to $50 million line-of-credit agreement
            dated November 17, 1997 among Agree Realty Corporation and
            Michigan National Bank, as agent
27.1    *   Financial Data Schedule

-----------------------------------------------------------------------------


        *   Filed herewith

        +   Management contract or compensatory plan or arrangement

      (b)   Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ending December 31, 1997.

                              SIGNATURES


     PURSUANT to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    AGREE REALTY CORPORATION


                                    By:    /s/ Richard Agree
                                           -----------------------------
                                    Name:  Richard Agree
                                           President and Chairman of the
                                               Board of Directors
                                    Date:  March 23, 1998

     PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of March 1998.


By:  /s/Richard Agree                  By:    /s/ Farris G. Kalil
     -----------------------------            ---------------------
     Richard Agree                            Farris G. Kalil
     President and Chairman of the            Director
      Board of Directors
     (Principal Executive Officer)

                                       By:    /s/ Michael Rotchford
                                              ---------------------
                                              Michael Rotchford
                                              Director

By:  /s/Kenneth R. Howe
     -----------------------------
     Kenneth R. Howe
     Vice President, Finance           By:    /s/ Ellis G. Wachs
      and Secretary                           ---------------------
     (Principal Financial and                 Ellis G. Wachs
     Accounting Officer)                      Director


                                       By:    /s/ Gene Silverman
                                              ---------------------
                                              Gene Silverman
By:  /s/ Edward Rosenberg                     Director
     -----------------------------
     Edward Rosenberg
     Director

                                                     Agree Realty Corporation

                                                                        Index

-----------------------------------------------------------------------------



                                                                       Page
                                                                       ----

Report of Independent Certified Public Accountants                     F-2


Financial Statements
      Consolidated Balance Sheets                                      F-3
      Consolidated Statements of Income                                F-5
      Consolidated Statements of Stockholders' Equity                  F-6
      Consolidated Statements of Cash Flows                            F-7


Notes to Financial Statements                                          F-9


Schedule III - Real Estate and Accumulated Depreciation                F-20

[ Letterhead of BDO Seidman, LLP ]



Report of Independent Certified Public Accountants


To the Board of Directors and Owners of
  Agree Realty Corporation
Farmington Hills, Michigan

We have audited the accompanying consolidated balance sheets of Agree Realty Corporation (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agree Realty Corporation at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.





                                                             BDO SEIDMAN, LLP

Troy, Michigan
February 11, 1998

                                                     Agree Realty Corporation

                                                  Consolidated Balance Sheets

-----------------------------------------------------------------------------



December 31,                                          1997              1996
----------------------------------------------------------------------------

Assets

Real Estate Investments (Notes 3, 4 and 5)
  Land                                       $  29,952,532    $  25,183,667
  Buildings                                    112,307,266      107,204,583
  Property under development                       488,651           85,993
                                             -------------    -------------

                                               142,748,449      132,474,243
  Less accumulated depreciation                (20,043,235)     (17,339,353)
                                             -------------    -------------

Net Real Estate Investments                    122,705,214      115,134,890

Cash and Cash Equivalents                        1,785,968          294,389

Accounts Receivable - Tenants                      473,918          638,735

Restricted Asset - Cash Held in Escrow             276,564          266,771

Investments In and Advances To
  Unconsolidated Entities                        1,810,241        1,820,605

Unamortized Deferred Expenses
  Financing costs                                2,133,426        2,398,377
  Leasing costs                                    236,151          141,757

Other Assets                                     1,070,022          686,346
                                             -------------    -------------

                                             $ 130,491,504    $ 121,381,870
                                             =============    =============

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                                                  Consolidated Balance Sheets

-----------------------------------------------------------------------------


December 31,                                             1997              1996
-------------------------------------------------------------------------------


Liabilities and Stockholders' Equity

Mortgages Payable (Note 3)                       $  50,954,026    $  53,663,999

Construction Loans (Note 4)                          5,575,091       10,616,936

Notes Payable (Note 5)                               8,641,016       23,616,382

Dividends and Distributions Payable (Note 6)         2,284,792        1,479,345

Accrued Interest Payable                               248,742          354,988

Accounts Payable
  Operating                                            602,862          691,981
  Capital expenditures                               1,516,379          596,794

Tenant Deposits                                         51,240           50,394
                                                 -------------    -------------

Total Liabilities                                   69,874,148       91,070,819
                                                 -------------    -------------

Minority Interest (Note 7)                           5,651,347        5,869,014
                                                 -------------    -------------

Stockholders' Equity (Notes 6 and 8)
  Common stock, $.0001 par value; 20,000,000
    shares authorized; 4,328,980 and 2,649,475
    shares issued and outstanding                          433              265
  Additional paid-in capital                        62,503,487       30,060,908
  Deficit                                           (7,537,911)      (5,619,136)
                                                 -------------    -------------

Total Stockholders' Equity                          54,966,009       24,442,037
                                                 -------------    -------------

                                                 $ 130,491,504    $ 121,381,870
                                                 =============    =============

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                                            Consolidated Statements of Income

-----------------------------------------------------------------------------



Year Ended December 31,                        1997            1996            1995
-----------------------------------------------------------------------------------

Revenues
  Rental income                        $ 16,152,240    $ 14,450,035    $ 11,935,523
  Operating cost reimbursement            1,997,087       1,760,681       1,671,359
  Management fees and other (Note 9)         84,840          80,752          91,714
                                       ------------    ------------    ------------
Total Revenues                           18,234,167      16,291,468      13,698,596
                                       ------------    ------------    ------------
Operating Expenses
  Real estate taxes                       1,398,120       1,169,308       1,120,515
  Property operating expenses               934,584         979,606         871,167
  Land lease payments                       452,106         336,083          56,000
  General and administrative              1,106,816       1,104,861         966,464
  Depreciation and amortization           2,782,083       2,620,274       2,316,862
                                       ------------    ------------    ------------
Total Operating Expenses                  6,673,709       6,210,132       5,331,008
                                       ------------    ------------    ------------
Income From Operations                   11,560,458      10,081,336       8,367,588
                                       ------------    ------------    ------------
Other Income (Expense)
  Interest expense, net                  (5,551,734)     (6,101,106)     (4,335,207)
  Gain on land sales                        103,270          84,688            --
  Development fee income                     57,089         509,673            --
  Equity in net income (loss) of
    unconsolidated entities                  (5,573)         58,704            --
                                       ------------    ------------    ------------
Total Other Expense                      (5,396,948)     (5,448,041)     (4,335,207)
                                       ------------    ------------    ------------
Income Before Minority Interest           6,163,510       4,633,295       4,032,381
Minority Interest                           943,287         899,323         785,105
                                       ------------    ------------    ------------
Net Income                             $  5,220,223    $  3,733,972    $  3,247,276
                                       ============    ============    ============
Earnings Per Share (Note 2)            $       1.41    $       1.41    $       1.23
                                       ============    ============    ============
Weighted Average Number of Common
  Shares Outstanding                      3,695,162       2,649,475       2,638,185
                                       ============    ============    ============

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                              Consolidated Statements of Stockholders' Equity

-----------------------------------------------------------------------------


                                                                    Common Stock            Additional
                                                              -------------------------        Paid-In
                                                               Shares         Amount           Capital         Deficit
----------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995                                      2,638,185    $        264   $ 29,890,292    $ (3,082,597)

Dividends declared for the year ended
  December 31, 1995, $1.80 per share                               --              --             --        (4,748,733)
Net income for the year ended December 31, 1995                    --              --             --         3,247,276
                                                              ---------    ------------   ------------    ------------
Balance, December 31, 1995                                    2,638,185             264     29,890,292      (4,584,054)

Issuance of shares under the Stock Incentive Plan                11,290               1        170,616            --
Dividends declared for the year ended December 31, 1996,
  $1.80 per share                                                  --              --             --        (4,769,054)
Net income for the year ended December 31, 1996                    --              --             --         3,733,972
                                                              ---------    ------------   ------------    ------------
Balance, December 31, 1996                                    2,649,475             265     30,060,908      (5,619,136)

Issuance of shares under the Stock Incentive Plan                28,955               3        618,910            --
Issuance of common stock                                      1,653,850             165     31,888,031            --
Shares retired under the Stock Incentive Plan                    (3,300)           --          (64,362)           --
Dividends declared for the year ended December 31, 1997,
  $1.82 per share                                                  --              --             --        (7,138,998)
Net income for the year ended December 31, 1997                    --              --             --         5,220,223
                                                              ---------    ------------   ------------    ------------
Balance, December 31, 1997                                    4,328,980    $        433   $ 62,503,487    $ (7,537,911)
                                                              =========    ============   ============    ============

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                                        Consolidated Statements of Cash Flows

-----------------------------------------------------------------------------


Year Ended December 31,                                                1997            1996            1995
-----------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net income                                                   $  5,220,223    $  3,733,972    $  3,247,276
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Depreciation                                                2,709,177       2,523,621       2,252,642
      Amortization                                                  483,267         505,089         311,415
      Equity in net (income) loss of unconsolidated entities          5,573         (58,704)           --
      Minority interests                                            943,287         899,323         785,105
      Gain on land sales                                           (103,270)        (84,688)           --
      Decrease (increase) in accounts receivable                    164,817         (12,455)        (64,629)
      Decrease (increase) in other assets                             8,042             677        (133,728)
      Increase (decrease) in accounts payable                       (89,119)         95,068         197,406
      Increase (decrease) in accrued interest                      (106,246)        165,732           9,592
      Increase (decrease) in tenant deposits                            846          (3,083)         (5,484)
                                                               ------------    ------------    ------------
Net Cash Provided By Operating Activities                         9,236,597       7,764,552       6,599,595
                                                               ------------    ------------    ------------
Cash Flows From Investing Activities
  Acquisition of real estate investments
    (including capitalized interest of $117,892
    in 1997, $78,703 in 1996 and $59,752 in 1995)                (8,677,691)    (13,577,181)    (19,870,270)
  Proceeds from sale of land                                        148,270         144,688            --
  Investments in and advances to
    unconsolidated entities - net                                     4,791      (1,761,901)           --
  Proceeds from sale of marketable securities                          --              --           300,188
                                                               ------------    ------------    ------------
Net Cash Used In Investing Activities                            (8,524,630)    (15,194,394)    (19,570,082)
                                                               ------------    ------------    ------------

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                                        Consolidated Statements of Cash Flows

-----------------------------------------------------------------------------

Year Ended December 31,                                        1997            1996             1995
----------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Net proceeds from the issuance of common stock         31,888,196            --              --
  Payment on line-of-credit                             (31,250,375)           --              --
  Line-of-credit proceeds                                16,275,009      21,638,574       1,977,808
  Payment of construction loans                          (9,140,888)    (11,861,006)           --
  Dividends and limited partners' distributions paid     (7,494,505)     (5,912,300)     (5,897,059)
  Proceeds from construction loans                        4,099,043       4,874,157      17,603,785
  Payments of mortgages payable                          (2,709,973)       (306,526)       (280,522)
  Payments of payables for capital expenditures            (596,794)     (1,637,861)           --
  Payments for financing costs                             (145,410)       (293,148)       (765,535)
  Payments of leasing costs                                (134,898)        (53,764)        (27,524)
  Increase in escrow deposits                                (9,793)         (7,567)        (16,200)
                                                       ------------    ------------    ------------
Net Cash Provided By Financing Activities                   779,612       6,440,559      12,594,753
                                                       ------------    ------------    ------------
Net Increase (Decrease) In Cash
  and Cash Equivalents                                    1,491,579        (989,283)       (375,734)

Cash and Cash Equivalents, beginning of year                294,389       1,283,672       1,659,406
                                                       ------------    ------------    ------------
Cash and Cash Equivalents, end of year                 $  1,785,968    $    294,389    $  1,283,672
                                                       ============    ============    ============
Supplemental Disclosure of Cash Flow Information
  Cash paid for interest                               $  5,313,000    $  5,551,000    $  4,117,000
                                                       ============    ============    ============
Supplemental Disclosure of Non-Cash Transactions
  Dividends and limited partners' distributions
    declared and unpaid                                $  2,284,792    $  1,479,345    $  1,474,265
  Real estate investments financed with accounts
    payable                                            $  1,516,379    $    596,794    $  1,637,861
  Shares issued under Stock Incentive Plan             $    618,913    $    170,617    $       --
  Shares retired under Stock Incentive Plan            $     64,362    $       --      $       --
                                                       ============    ============    ============

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                                   Notes to Consolidated Financial Statements

-----------------------------------------------------------------------------

1.    The Company

Agree Realty Corporation (the "Company") is a self-administered, self-managed real estate investment trust which develops, acquires, owns and operates properties which are primarily leased to national and regional retail companies under net leases. At December 31, 1997, the Company's properties are comprised of thirteen shopping centers and fourteen single tenant retail facilities located in eleven states. In addition, the Company owns joint venture interests ranging from 8% to 20% in seven free-standing retail properties. During the year ended December 31, 1997, approximately 93% of the Company's base rental revenues were received from national and regional tenants under long-term leases, including approximately 31% from Kmart Corporation and 26% from Borders, Inc.

2.    Summary of
      Significant
      Accounting
      Policies

Principles of Consolidation

The consolidated financial statements of Agree Realty Corporation include the accounts of the Company, its majority-owned partnership, Agree Limited Partnership (the "Operating Partnership"), and its wholly-owned subsidiaries. The Company controlled, as the sole general partner, 87.16% and 80.59% of the Operating Partnership as of December 31, 1997 and 1996, respectively. All material intercompany accounts and transactions are eliminated.

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

Valuation of Long-Lived Assets

Long-lived assets such as real estate investments are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required through December 31, 1997.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts.

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

Minority Interest

This amount represents the limited partners' interest ("OP Units") of 12.84% and 19.41% in the Operating Partnership as of December 31, 1997 and 1996, respectively, which is convertible into 637,959 shares of the Company's common stock.

Revenue Recognition

Base rental income attributable to leases is recorded when due from tenants. Certain leases provide for additional rents based on tenants' sales volume. These percentage rents are reflected based on the tenants' fiscal year; however, such amounts earned by the Company historically have not been material. In addition, leases for certain tenants contain rent escalations and/or free rent during the first several months of the lease term; however, such amounts are not material.

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

Income Taxes

The Company has elected to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT generally will not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95 percent of its taxable income to its stockholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for the Company in the accompanying consolidated financial statements.

The aggregate federal income tax basis of Real Estate Investments is approximately $11.3 million less than the financial statement basis.

Earnings Per Share

Earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. The per share amounts reflected in the consolidated statements of income are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share"; the amounts of the Company's "basic" and "diluted" earnings per share (as defined in SFAS No. 128) are the same.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for financial periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management has not determined the impact, if any, these statements may have on future financial statement disclosures.

3.    Mortgages
      Payable

Mortgages payable consisted of the following:

December 31,                                                                                   1997            1996
-------------------------------------------------------------------------------------------------------------------
Note payable in monthly installments of interest only at 6.875% per annum until May 1999, at which time the Company can elect to either pay the amount in full or accept the then prevailing interest rate and continue making principal and interest payments based on a 22-year amortization schedule, with the remaining unpaid principal and accrued unpaid interest then due November 2005, collateralized by related real estate and tenants'
      leases                                                                           $ 33,600,000    $ 33,600,000

Note payable in monthly installments of $98,477 including interest at 9.75%
      per annum, collater- alized by related real estate and tenants'
      leases, final balloon installment due July 2010                                     9,503,286       9,698,073

Note payable in monthly installments of $62,881 including interest at 7.75%
      per annum, collater- alized by related real estate and tenants' leases,
      final balloon installment due March 1999                                            7,850,740       7,990,926

Other, repaid during 1997                                                                        --       2,375,000
                                                                                       ------------    ------------

Total                                                                                  $ 50,954,026    $ 53,663,999
                                                                                       ============    ============


Future scheduled annual maturities of mortgages payable for years ending December 31, are as follows: 1998 - $353,024; 1999 - $8,395,468; 2000 -
$969,964; 2001 - $1,046,875; 2002 - $1,130,071 and $39,058,624 thereafter.
(These maturities assume that the $33,600,000 mortgage will be extended beyond May 1999.)

4.    Construction
      Loans

During 1997, the Company's wholly-owned subsidiaries obtained construction financing totalling approximately $6,850,000, which is available to fund the development of two retail properties. Quarterly interest payments are based on a weighted average interest rate based on LIBOR. The notes mature on October 16, 2002 and are secured by the related land and buildings. As of December 31, 1997, the Company owed $3,844,601 for these construction loans.

The Company has received funding from an unaffiliated third party for certain of its single tenant retail properties. Borrowings under this arrangement bear no interest and are required to be repaid within sixty (60) days after the date the construction has been completed. The advances are secured by the specific land and buildings being developed. As of December 31, 1997 and 1996, $1,730,490 and $10,616,936 was outstanding under this agreement, respectively.

5.    Notes Payable

The Operating Partnership has entered into a $50 million line-of-credit agreement which is guaranteed by the Company. The agreement expires on August 7, 2000 and can be extended, at the option of the Company, for an additional three years. Advances under this credit facility bear interest within a range of LIBOR plus 150 basis points to 213 basis points, or the bank's prime rate less 50 basis points to plus 13 basis points, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The credit facility is used to fund property acquisitions and development activities, and is secured by specific properties. At December 31, 1997 and 1996, $6,865,459 and $20,746,937 was outstanding under this facility, respectively.

In addition, the Company maintains a $5,000,000 line-of-credit agreement with a bank which expires on September 21, 1998. Payments of interest only, at the bank's prime rate, or 200 basis points in excess of the one-month LIBOR rate, at the option of the Company, are required monthly. At December 31, 1997 and 1996, $1,775,557 and $2,869,445 was outstanding under this agreement, respectively.

6.    Dividends and
      Distributions
      Payable

On December 8, 1997, the Company declared a dividend of $.46 per share for the quarter ended December 31, 1997; approximately 34 percent of the dividend represented a return of capital. The holders of OP Units were entitled to an equal distribution per OP Unit held as of December 31, 1997. The dividends and distributions payable are recorded as liabilities in the Company's balance sheet at December 31, 1997. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners' minority interest. These amounts were paid on January 6, 1998.

7.    Minority
      Interest

The following summarizes the changes in minority interest since January 1, 1996:

Minority interest at January 1, 1996                 $ 6,118,017
Minority interests' share of income for
      the year ended December 31, 1996                   899,323
Distributions for the year ended December 31, 1996    (1,148,326)
                                                     -----------

Minority Interest at December 31, 1996                 5,869,014
Minority interests' share of income for the year
      ended December 31, 1997                            943,287
Distributions for the year ended December 31, 1997    (1,160,954)
                                                     -----------

Minority Interest at December 31, 1997               $ 5,651,347
                                                     ===========


8.    Issuance of
      Common Stock

During May and June 1997, the Company sold 1,653,850 shares of common stock. The cash proceeds (net of underwriting fees and related issuance costs) to the Company from the stock issuance sales were approximately $31.9 million, which was used to reduce outstanding indebtedness.

9.    Related Party
      Transactions

The Company currently manages certain additional properties which are owned by certain officers and directors of the Company, but are not included in the consolidated financial statements. Income related to these activities is reflected as "Management fees and other" in the accompanying consolidated statements of income.

10.   Stock Incentive
      Plan

The Company has established a stock incentive plan (the "Plan") under which 29,400 options were granted in April 1994. The options, which have an exercise price equal to the initial public offering price ($19.50/share), can be exercised in increments of 25% on each anniversary of the date of the grant. A total of 22,050 and 14,700 of the options were exercisable at December 31, 1997 and 1996, respectively. No options were exercised during either 1997 or 1996.

The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." However, since no compensation cost would have been recognized pursuant to SFAS No. 123 under the Plan in either 1997 or 1996, there is no effect on the Company's net income for these years.

11.   Restricted Stock

As part of the Company's stock incentive plan, 12,500 restricted common shares were granted to certain employees in April 1994; an additional 11,290 shares were granted during 1996 and 28,955 shares were granted and 3,300 shares were forfeited during 1997. The restricted shares vest in increments of 20% per year for five years. The Company recorded related compensation expense of $113,380, $82,873 and $48,750 in 1997, 1996 and 1995,
respectively. Plan participants are entitled to receive the quarterly dividends on their respective restricted shares.

12.   Profit-Sharing
      Plan

The Company has a discretionary profit-sharing plan whereby it contributes to the plan such amounts as the Board of Directors of the Company determines. The participants in the plan cannot make any contributions to the plan. Contributions to the plan are allocated to the employees based on their percentage of compensation to the total compensation of all employees for the plan year. Participants in the plan become fully vested after six years of service. No contributions were made to the plan in 1997, 1996 or 1995.

13.   Rental Income

The Company leases premises in its properties to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years. The majority of leases provide for additional rents based on tenants' sales volume; however, such amounts earned by Agree historically have not been material.

As of December 31, 1997, the future minimum revenues for the next five years from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows (in thousands):

1998                          $ 16,503
1999                            16,254
2000                            15,776
2001                            14,541
2002                            13,611
Thereafter                     142,972
                              --------
Total                         $219,657
                              ========


Of the future minimum rentals, approximately 38% of the above total is attributable to Kmart Corporation and approximately 31% is attributable to Borders, Inc. Kmart's principal business is general merchandise retailing through a chain of discount department stores, and Borders is a major operator of book superstores in the United States.

14.   Lease
      Commitments

The Company has entered into certain land lease agreements for four of its properties. As of December 31, 1997, approximate future annual lease commitments under these agreements are as follows:

Year Ended December 31,
---------------------------------------
1998                         $  547,860
1999                            547,860
2000                            583,610
2001                            586,860
2002                            589,649
Thereafter                    7,758,988
                              =========

                                                     Agree Realty Corporation

                                   Notes to Consolidated Financial Statements

-----------------------------------------------------------------------------


15.   Interim Results
      (Unaudited)

The following summary represents the unaudited results of operations of the Company, expressed in thousands except per share amounts, for the periods from January 1, 1996 through December 31, 1997:

                              Three Months Ended
-----------------------------------------------------------------------------------
1997                          March 31,      June 30,   September 30,  December 31,
-----------------------------------------------------------------------------------
Revenues                       $4,555        $4,476        $4,502        $4,701
                               ======        ======        ======        ======
Income before
      minority interest        $1,138        $1,479        $1,672        $1,874

Minority interest                 219           247           215           262
                               ------        ------        ------        ------
Net Income                     $  919        $1,232        $1,457        $1,612
                               ======        ======        ======        ======
Net Income Per Share           $  .34        $  .36        $  .34        $  .37
                               ======        ======        ======        ======
                              Three Months Ended
-----------------------------------------------------------------------------------
1996                          March 31,     June 30,    September 30,  December 31,
-----------------------------------------------------------------------------------
Revenues                       $3,866        $4,026        $4,017        $4,382
                               ======        ======        ======        ======
Income before
      minority interest        $1,010        $1,064        $  845        $1,714

Minority interest                 196           207           164           332
                               ------        ------        ------        ------
Net Income                     $  814        $  857        $  681        $1,382
                               ======        ======        ======        ======
Net Income Per Share           $  .31        $  .32        $  .26        $  .52
                               ======        ======        ======        ======

                           AGREE REALTY CORPORATION
           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 1997
-----------------------------------------------------------------------------

Column A                        Column B            Column C                Column D
--------                    ------------   --------------------------- -------------

                                                                               Costs
                                                                         Capitalized
                                                                       Subsequent to
                                                   Initial Cost          Acquisition
                                           --------------------------- -------------
                                                          Building and  Building and
Description                  Encumbrance          Land    Improvements  Improvements
------------------------------------------------------------------------------------
Completed Retail Facilities
 Borman Center, MI            $      --     $   550,000   $   562,404   $ 1,066,115
 Capital Plaza, KY                   --           7,379     2,240,607       514,580
 Charlevoix Commons, MI         3,981,600       305,000     5,152,992        26,718
 Chippewa Commons, WI           5,103,840     1,197,150     6,367,560       164,783
 Grayling Plaza, MI                  --         200,000     1,778,657          --
 Iron Mountain Plaza, MI             --         677,820     7,014,996       372,627
 Ironwood Commons, MI                --         167,500     8,181,306       230,953
 Marshall Plaza Two, MI         3,407,040          --       4,662,230        10,764
 North Lakeland Plaza, FL       7,850,740     1,641,879     6,364,379       342,435
 Oscoda Plaza, MI                    --         183,295     1,872,854          --
 Perrysburg Plaza, OH                --          21,835     2,291,651        31,000
 Petoskey Town Center, MI       5,577,600       875,000     8,895,289         5,985
 Plymouth Commons, WI           4,811,520       535,460     5,667,504       170,476
 Rapids Associates, MI          5,120,640       705,000     6,854,790        27,767
 Shawano Plaza, WI              5,597,760       190,000     9,133,934        37,098
 West Frankfort Plaza, IL            --           8,002       784,077        15,299
 Winter Garden Plaza, FL        9,503,286     1,631,448     8,459,024          --
 Omaha Store, NE                2,000,000     1,705,619     2,053,615         2,152
 Wichita Store, KS              2,000,000     1,039,195     1,690,644        24,666
 Santa Barbara Store, CA        1,296,459     2,355,423     3,240,557         2,650

Column A                                      Column E                    Column F    Column G       Column H
--------                     ---------------------------------------  ------------ -----------   ------------

                                                                                                         Life
                                                                                                     on Which
                                   Gross Amount at Which Carried                                 Depreciation
                                          at Close of Period                                        in Latest
                             ---------------------------------------                                   Income
                                           Building and                Accumulated      Date of     Statement
Description                         Land   Improvements        Total  Depreciation Construction   is Computed
-------------------------------------------------------------------------------------------------------------
Completed Retail Facilities
 Borman Center, MI           $   550,000   $ 1,628,519   $ 2,178,519   $   918,975      1977         40 Years
 Capital Plaza, KY                 7,379     2,755,187     2,762,566     1,134,824      1978         40 Years
 Charlevoix Commons, MI          305,000     5,179,710     5,484,710       930,463      1991         40 Years
 Chippewa Commons, WI          1,197,150     6,532,343     7,729,493     1,218,622      1990         40 Years
 Grayling Plaza, MI              200,000     1,778,657     1,978,657       627,740      1984         40 Years
 Iron Mountain Plaza, MI         677,820     7,387,623     8,065,443     1,166,402      1991         40 Years
 Ironwood Commons, MI            167,500     8,412,259     8,579,759     1,366,641      1991         40 Years
 Marshall Plaza Two, MI             --       4,672,994     4,672,994       794,786      1990         40 Years
 North Lakeland Plaza, FL      1,641,879     6,706,814     8,348,693     1,838,390      1987         40 Years
 Oscoda Plaza, MI                183,295     1,872,854     2,056,149       654,206      1984         40 Years
 Perrysburg Plaza, OH             21,835     2,322,651     2,344,486       816,595      1983         40 Years
 Petoskey Town Center, MI        875,000     8,901,274     9,776,274     1,550,209      1990         40 Years
 Plymouth Commons, WI            535,460     5,837,980     6,373,440     1,042,759      1990         40 Years
 Rapids Associates, MI           705,000     6,882,557     7,587,557     1,239,200      1990         40 Years
 Shawano Plaza, WI               190,000     9,171,032     9,361,032     1,741,049      1990         40 Years
 West Frankfort Plaza, IL          8,002       799,376       807,378       310,534      1982         40 Years
 Winter Garden Plaza, FL       1,631,448     8,459,024    10,090,472     1,899,800      1988         40 Years
 Omaha Store, NE               1,705,619     2,055,767     3,761,386       109,206      1995         40 Years
 Wichita Store, KS             1,039,195     1,715,310     2,754,505        91,049      1995         40 Years
 Santa Barbara Store, CA       2,355,423     3,243,207     5,598,630       172,287      1995         40 Years

                           AGREE REALTY CORPORATION
           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 1997
-----------------------------------------------------------------------------

Column A                        Column B                   Column C              Column D
--------                        --------          ------------------------   ------------
                                                                                   Costs
                                                                              Capitalized
                                                                            Subsequent to
                                                       Initial Cost           Acquisition
                                                 ------------------------     -----------
                                                            Building and      Building and
Description                     Encumbrance         Land    Improvements      Improvements
-----------                     -----------         ----    ------------      ------------
 Monroeville, PA                       --        6,332,158      2,249,724           --
 Norman, OK                            --          879,562      1,626,501           --
 Columbus, OH                     1,730,490        826,000      2,336,791           --
 Aventura, FL                          --             --        3,173,121           --
 Boyton Beach, FL                      --        3,103,942      2,043,122           --
 Lawrence, KS                     2,116,551           --        3,000,000           --
 Waterford, MI                         --          971,009      1,562,869           --
                                -----------     ----------    -----------     ----------
Sub Total                        60,097,526     26,109,676    109,261,198      3,046,068
                                -----------     ----------    -----------     ----------

Retail Facilities
 Under Development

 Chesterfield Township, MI             --        1,350,590        191,758           --
 Grand Blanc, MI                       --          298,076         46,825           --
 Pontiac, MI                           --        1,144,190         83,812           --
 Rochester, MI                         --             --          135,215           --
 Tulsa, OK                        1,728,050      1,050,000         31,041           --
                                -----------     ----------    -----------     ----------
                                  1,728,050      3,842,856        488,651           --
                                -----------     ----------    -----------     ----------
Total                          $ 61,825,576   $ 29,952,532   $109,749,849   $  3,046,068
                                ===========     ==========    ===========     ==========



                    Column E                 Column F           Column G        Column H
------------------------------------------   --------          ------------- -------------
                                                                                     Life
                                                                                 on Which
                                                                             Depreciation
         Gross Amount at Which Carried                                          in Latest
           at Close of Period                                                      Income
------------------------------------------
                 Building and                Accumulated       Date of          Statement
    Land         Improvements      Total     Depreciation      Construction   is Computed
    ----         ------------      -----     ------------      ------------   -----------
   6,332,158      2,249,724      8,581,882         63,021         1996         40 Years
     879,562      1,626,501      2,506,063         50,634         1996         40 Years
     826,000      2,336,791      3,162,791        111,967         1996         40 Years
        --        3,173,121      3,173,121        135,519         1996         40 Years
   3,103,942      2,043,122      5,147,064         55,147         1996         40 Years
        --        3,000,000      3,000,000          3,210         1997         40 Years
     971,009      1,562,869      2,533,878           --           1997         40 Years
------------     ----------    -----------     ----------       --------       ---------
  26,109,676    112,307,266    138,416,942     20,043,235
 -----------     ----------    -----------     ----------

   1,350,590        191,758      1,542,348           --           N/A             N/A
     298,076         46,825        344,901           --           N/A             N/A
   1,144,190         83,812      1,228,002           --           N/A             N/A
        --          135,215        135,215           --           N/A             N/A
   1,050,000         31,041      1,081,041           --           N/A             N/A
 ------------     ----------    -----------     ----------       --------       --------
   3,842,856        488,651      4,331,507           --
 ===========     ==========    ===========     ==========
$ 29,952,532   $112,795,917   $142,748,449   $ 20,043,235

                           AGREE REALTY CORPORATION

                            NOTES TO SCHEDULE III
                              DECEMBER 31, 1997
-----------------------------------------------------------------------------


1)    Reconciliation of Real Estate Properties

      The following table reconciles the Real Estate Properties from January 1, 1995 to December 31, 1997:

                                        1997              1996               1995
                                        ----              ----               ----
Balance at January 1                 $ 132,474,243    $ 118,360,268    $  96,852,137
Construction costs                      10,319,206       14,173,975       21,508,131
Sales                                      (45,000)         (60,000)            --
                                     -------------    -------------    -------------
Balance at December 31               $ 142,748,449    $ 132,474,243    $ 118,360,268
                                     =============    =============    =============


2)    Reconciliation of Accumulated Depreciation

      The following table reconciles the accumulated depreciation from January 1, 1995 to December 31, 1997:


                                        1997              1996               1995
                                        ----              ----               ----
Balance at January 1                 $  17,339,353    $  14,792,193    $  12,548,826
Current year depreciation expense        2,703,882        2,547,160        2,243,367
                                     -------------    -------------    -------------
Balance at December 31               $  20,043,235    $  17,339,353    $  14,792,193
                                     =============    =============    =============

3)    Tax Basis of Buildings and Improvements

      The aggregate cost of Building and Improvements for federal income tax purposes is equal to the cost basis used for financial statement purposes.