Form 10-Q
period 1998-03-31
AGREE REALTY CORP
filed 1998-05-12
CIK 917251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1998

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


                              Yes      No
                              |X|      |_|


           4,346,313 Shares of Common Stock, $.0001 par value, were
                       outstanding as of May 12, 1998

                                                     Agree Realty Corporation

                                                                    Form 10-Q

                                                                        Index

-----------------------------------------------------------------------------


Part I:   Financial Information                                          Page

Item 1.   Interim Consolidated Financial Statements                         3

          Consolidated Balance Sheets as of March 31, 1998 and
          December 31, 1997.                                              4-5

          Consolidated Statements of Operations for the three months
          ended March 31, 1998 and 1997.                                    6

          Consolidated Statement of Stockholders' Equity for the
          three months ended March 31, 1998.                                7

          Consolidated Statements of Cash Flows for the three months
          ended March 31, 1998 and 1997.                                    8

          Notes to Consolidated Financial Statements                        9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                    10-15

Part II:  Other Information

Item 1.   Legal Proceedings                                                16

Item 2.   Changes in Securities                                            16

Item 3.   Defaults Upon Senior Securities                                  16

Item 4.   Submission of Matters to a Vote of Security Holders              16

Item 5.   Other Information                                                16

Item 6.   Exhibits and Reports on Form 8-K                                 16

Signatures                                                                 17

                                                     Agree Realty Corporation

                                                Part I: Financial Information

-----------------------------------------------------------------------------


ITEM 1.     INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                     Agree Realty Corporation

                                      Consolidated Balance Sheets (Unaudited)

-----------------------------------------------------------------------------


                                                                March 31,        December 31,
                                                                     1998                1997
---------------------------------------------------------------------------------------------

Assets

Real Estate Investments
  Land                                                      $  33,197,481       $  29,952,532
  Buildings                                                   112,518,295         112,307,266
  Property under development                                    1,394,427             488,651
                                                            -------------       -------------

                                                              147,110,203         142,748,449
  Less accumulated depreciation                               (20,748,939)        (20,043,235)
                                                            -------------       -------------

Net Real Estate Investments                                   126,361,264         122,705,214

Cash and Cash Equivalents                                       1,165,103           1,785,968

Accounts Receivable - Tenants                                     359,457             473,918

Restricted Asset - Cash Held in Escrow                            293,308             276,564

Investments In and Advances To Unconsolidated Entities          1,662,269           1,810,241

Unamortized Deferred Expenses
  Financing costs                                               2,032,937           2,133,426
  Leasing costs                                                   226,072             236,151

Other Assets                                                    1,295,821           1,070,022
                                                            -------------       -------------

                                                            $ 133,396,231       $ 130,491,504
                                                            =============       =============

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                                      Consolidated Balance Sheets (Unaudited)

-----------------------------------------------------------------------------

                                                        March 31,        December 31,
                                                             1998                1997
-------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Mortgages Payable                                   $  50,865,529       $  50,954,026

Construction Loans                                      6,487,058           5,575,091

Note Payable                                           11,673,944           8,641,016

Dividends and Distributions Payable                     2,292,765           2,284,792

Accrued Interest Payable                                  281,975             248,742

Accounts Payable
  Operating                                               409,494             602,862
  Capital expenditures                                    883,988           1,516,379

Tenant Deposits                                            52,907              51,240
                                                    -------------       -------------

Total Liabilities                                      72,947,660          69,874,148
                                                    -------------       -------------

Minority Interest                                       5,584,270           5,651,347
                                                    -------------       -------------

Stockholders' Equity
  Common stock, $.0001 par value, 20,000,000
    shares authorized, 4,346,313 and 4,328,980
    shares issued and outstanding                             435                 433
  Additional paid-in capital                           62,873,987          62,503,487
  Deficit                                              (8,010,121)         (7,537,911)
                                                    -------------       -------------

Total Stockholders' Equity                             54,864,301          54,966,009
                                                    -------------       -------------

                                                    $ 133,396,231       $ 130,491,504
                                                    =============       =============

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                            Consolidated Statements of Operations (Unaudited)

-----------------------------------------------------------------------------

                                                        Three Months Ended   Three Months Ended
                                                            March 31, 1998       March 31, 1997
-----------------------------------------------------------------------------------------------

Revenues
  Rental income                                                 $ 4,170,541         $ 4,029,153
  Operating cost reimbursement                                      524,922             499,347
  Management fees and other                                          24,257              26,150
                                                                -----------         -----------

Total Revenues                                                    4,719,720           4,554,650
                                                                -----------         -----------

Operating Expenses
  Real estate taxes                                                 360,625             308,630
  Property operating expenses                                       274,969             337,544
  Land lease payments                                               141,921             111,500
  General and administrative                                        277,996             295,742
  Depreciation and amortization                                     726,706             693,406
                                                                -----------         -----------

Total Operating Expenses                                          1,782,217           1,746,822
                                                                -----------         -----------

Income From Operations                                            2,937,503           2,807,828
                                                                -----------         -----------

Other Income (Expense)
  Interest expense, net                                          (1,240,673)         (1,676,937)
  Development fee income                                             59,647                  --
  Equity in net income (loss) of unconsolidated entities             (2,999)              6,813
                                                                -----------         -----------

Total Other Expense                                              (1,184,025)         (1,670,124)
                                                                -----------         -----------

Income Before Minority Interest                                   1,753,478           1,137,704

Minority Interest                                                   226,384             218,855
                                                                -----------         -----------

Net Income                                                      $ 1,527,094         $   918,849
                                                                ===========         ===========

Earnings Per Share                                              $       .35         $       .34
                                                                ===========         ===========

Weighted Average Number of
  Common Shares Outstanding                                       4,346,313           2,678,430
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

                                                     Agree Realty Corporation

                   Consolidated Statement of Stockholders' Equity (Unaudited)

-----------------------------------------------------------------------------

                                                                  Common Stock          Additional
                                                      ------------------------             Paid-In
                                                         Shares         Amount             Capital               Deficit
------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1998                              4,328,980         $  433        $ 62,503,487         $ (7,537,911)

Issuance of shares under the Stock Incentive Plan        19,033              2             405,828                   --

Shares redeemed under the Stock Incentive Plan           (1,700)            --             (35,328)                  --

Dividends declared for the period January 1, 1998
  to March 31, 1998                                          --             --                  --           (1,999,304)

Net income for the period January 1, 1998 to
  March 31, 1998                                             --             --                  --            1,527,094
                                                      ---------         ------        ------------         ------------

Balance, March 31, 1998                               4,346,313         $  435        $ 62,873,987         $ (8,010,121)
                                                      =========         ======        ============         ============

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                            Consolidated Statements of Cash Flows (Unaudited)

-----------------------------------------------------------------------------

                                                                    Three Months Ended   Three Months Ended
                                                                        March 31, 1998       March 31, 1997
-----------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net income                                                               $ 1,527,094         $   918,849
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Depreciation                                                             708,909             673,013
      Amortization                                                             126,285             122,113
      Equity in net loss (income) of unconsolidated entities                     2,999              (6,813)
      Minority interests                                                       226,384             218,855
      Decrease in accounts receivable                                          114,461              11,791
      Increase in other assets                                                  (6,060)           (290,229)
      Decrease in accounts payable                                            (193,368)           (389,335)
      Increase in accrued interest                                              33,233              61,561
      Increase in tenant deposits                                                1,667              12,333
                                                                           -----------         -----------

Net Cash Provided By Operating Activities                                    2,541,604           1,332,138
                                                                           -----------         -----------

Cash Flows From Investing Activities
  Acquisition of real estate investments (including capitalized
    interest of $64,671 in 1998 and $-0- in 1997)                           (4,361,754)           (195,136)
  Investments in and advances to unconsolidated entities                       142,162                (954)
                                                                           -----------         -----------

Cash Flows Used In Investing Activities                                     (4,219,592)           (196,090)
                                                                           -----------         -----------

Cash Flows From Financing Activities
  Line-of-credit proceeds                                                    3,032,928           9,869,453
  Dividends and limited partners' distributions paid                        (2,284,792)         (1,479,345)
  Construction loan proceeds                                                   911,967                  --
  Net repayment of capital expenditure payables                               (454,411)           (430,942)
  Payments of mortgages payable                                                (88,497)            (80,976)
  Redemption of restricted stock                                               (35,328)                 --
  Increase in escrow deposits                                                  (16,744)            (15,584)
  Payment of financing costs                                                    (8,000)            (16,924)
  Payment of construction loans                                                     --          (8,915,530)
  Payment of leasing costs                                                          --              (7,289)
                                                                           -----------         -----------

Net Cash Provided By (Used In) Financing Activities                          1,057,123          (1,077,137)
                                                                           -----------         -----------

Net Increase (Decrease) In Cash and Cash Equivalents                          (620,865)             58,911
Cash and Cash Equivalents, beginning of period                               1,785,968             294,389
                                                                           -----------         -----------

Cash and Cash Equivalents, end of period                                   $ 1,165,103         $   353,300
                                                                           ===========         ===========

Supplemental Disclosure of Cash Flow Information
  Cash paid for interest (net of amounts capitalized)                      $ 1,126,719         $ 1,519,602
                                                                           ===========         ===========

Supplemental Disclosure of Non-Cash Transactions
  Dividends and limited partners' distributions declared and unpaid        $ 2,292,765         $ 1,492,375
  Shares issued under Stock Incentive Plan                                 $   405,830         $   618,913
                                                                           ===========         ===========

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation


                                   Notes to Consolidated Financial Statements
                                                                  (Unaudited)
-----------------------------------------------------------------------------

1.    Basis of
      Presentation     The accompanying unaudited 1998 consolidated financial
                       statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
                       Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December
                       31, 1997 has been derived from the audited consolidated financial statements at that date.
                       Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December
                       31, 1997.

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

3.    Comprehensive
      Income The amounts of the Company's net and comprehensive income (as defined in SFAS No. 130, "Reporting Comprehensive Income") are the same.

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              -----------------------------------------------------------
              AND RESULTS OF OPERATIONS
              -------------------------

Overview

The Company was established to continue to operate and expand the retail property business of its Predecessors. The Company commenced its operations on April 22, 1994 with the sale of 2,500,000 shares of common stock in an initial public offering. The net cash proceeds to the Company from the completion of this offering were approximately $45.4 million, which were used primarily to reduce outstanding indebtedness, pay stock issuance costs and establish a working capital reserve. On May 21, 1997, the Company completed an offering of 1,625,000 shares of common stock at $20.625 per share; on June 18, 1997 the underwriters exercised their overallotment option for an additional 28,850 shares at the same per share price (collectively, "the 1997 Offering"). The net proceeds from the 1997 Offering of approximately $31.9 million were used to repay amounts outstanding under the Company's Credit Facility.

The assets of the Company are held by, and all operations are conducted through, Agree Limited Partnership (the "Operating Partnership"), of which the Company is the sole general partner and held an 87.20% interest as of March 31, 1998. The Company is operating so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Form 10-Q.

Comparison of Three Months Ended March 31, 1998 to Three Months Ended March 31, 1997

Rental income increased $141,000, or 4%, to $4,170,000 in 1998, compared to $4,029,000 in 1997. The increase is primarily the result of the development and acquisition of two new properties in 1997.

Operating cost reimbursements, which represent additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of real estate taxes and property operating expenses, increased $26,000, or 5%, to $525,000 in 1998, compared to $499,000 in 1997. Operating cost reimbursement increased due to the increase in real estate taxes and was partially offset by a decrease in property operating expenses from 1997 to 1998, as explained below.

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------


Management fees and other income remained relatively constant at $24,000 in 1998 compared to $26,000 in 1997.

Real estate taxes increased $52,000, or 17%, to $361,000 in 1998 compared to $309,000 in 1997. The increase is the result of the addition of new properties.

Property operating expenses (shopping center maintenance, insurance and utilities) decreased $63,000, or 19%, to $275,000 in 1998 compared to $338,000 in 1997. The decrease was the result of decreased snow removal costs of $39,000; a decrease in shopping center maintenance costs of $18,000; a increase in utility costs of $10,000 and a decrease in insurance costs of $16,000 in 1998 versus 1997.

Land lease payments increased $30,000 to $142,000 in 1998 compared to $112,000 in 1997 as a result of the acquisition of a ground lease for the free standing Property in Lawrence, Kansas.

General and administrative expenses decreased by $18,000, or 6%, to $278,000 in 1998 compared to $296,000 in 1997. The decrease was primarily the result of decreased directors' and officers' liability insurance of $10,000 and decreased expenses in connection with the management of the Company's properties of $8,000. General and administrative expenses as a percentage of rental income decreased from 7.3% for 1997 to 6.7% for 1998.

Depreciation and amortization increased $34,000, or 5%, to $727,000 in 1998 compared to $693,000 in 1997. The increase was the result of the completion of two new properties in 1997.

Interest expense decreased $436,000, or 26%, to $1,241,000 in 1998, from $1,677,000 in 1997. The decrease in interest expense was the result of the Company using the proceeds of the 1997 Offering to reduce the Company's indebtedness.

The Company received development fee income of $60,000 in 1998. There was no development fee income in 1997. The above amount was not included in the Company's calculation of Funds from Operations due to the non-recurring nature of this type of income.

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------

Equity in net income (loss) of unconsolidated entities decreased $10,000 to ($3,000) in 1998 compared to $7,000 in 1997 as a result of additional expenses in 1998 related to certain of the Joint Venture Properties in which the Company holds interests ranging from 8% to 20%.

The Company's income before minority interest increased $616,000 as a result of the foregoing factors.

Funds from Operations

Management considers Funds from Operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO is defined by the National Association of Real Estate Investments Trusts, Inc. ("NAREIT") to mean net income computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated entities in which the REIT holds an interest. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as the primary indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

The following tables illustrate the calculation of FFO for the three months ended March 31, 1998, 1997:

Three Months Ended March 31,                           1998            1997
----------------------------                           ----            ----
Net income before minority interest                $ 1,753,478    $ 1,137,704
Depreciation of real estate assets                     703,534        668,872
Amortization of leasing costs                           17,796         20,393
Amortization of stock awards                            39,000         32,475
Depreciation of real estate assets held in
 unconsolidated entities                               175,219        167,996
Development fee income                                 (59,647)          --
                                                   -----------    -----------

Funds from Operations                              $ 2,629,380    $ 2,027,440
                                                   ===========    ===========

Funds from Operations Per Share                    $       .53    $       .61
                                                   ===========    ===========

Weighted Average Shares and OP Units Outstanding     4,984,272      3,316,389
                                                   ===========    ===========

FFO increased $602,000, or 30%, for the three months ended March 31, 1998, to $2,629,000. The increase in FFO is primarily the result of the reduction in interest expense as a result of the completion of the 1997 Offering and the development and acquisition of additional Properties.

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

During the quarter ended March 31, 1998, the Company declared a quarterly dividend of $.46 per share. The dividend was paid on April 16, 1998 to holders of record on March 31, 1998.

As of March 31, 1998, the Company had total mortgage indebtedness of $50,865,529 with a weighted average interest rate of 7.54%. Future scheduled annual maturities of mortgages payable for the years ending March 31 are as follows: 1999 - $8,033,893; 2000 - $861,708; 2001 - $988,630; 2002 -
$1,067,065; 2003 - $1,151,911. This mortgage debt is all fixed rate debt.

In addition, the Operating Partnership has in place a $50 million line of Credit Facility (the "Credit Facility") which is guaranteed by the Company. The loan matures in August 2000 and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the bank's prime rate less 50 basis points to plus 13 basis points, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company's Properties which are not otherwise encumbered and properties to be acquired or developed. As of March 31, 1998, $11,673,944 was outstanding under the Credit Facility.

The Company also has in place a $5 million line of credit (the "Line of Credit"), which matures September 1998, and which the Company expects to renew for an additional 12-month period. The Line of Credit bears interest at the bank's prime rate or 200 basis points in excess of the one-month LIBOR rate, at the option of the Company. The purpose of the Line of Credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of March 31, 1998, there were no outstanding borrowings under the Line of Credit.

The Company's two wholly-owned subsidiaries have obtained construction financing of approximately $6,850,000 to fund the development of two retail properties. The notes require quarterly interest payments, based on a weighted average interest rate based on LIBOR, computed by the lender. The notes mature on October 16, 2002 and are secured by the underlying land and buildings. As of March 31, 1998, $4,756,568 was outstanding under these notes.

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------

The Company has received funding from an unaffiliated third party for the construction of certain of its Properties. Advances under this agreement bear no interest and are required to be repaid within sixty (60) days after the date construction has been completed. The advances are secured by the specific land and buildings being developed. As of March 31, 1998, $1,730,490 was outstanding under this arrangement.

The Company has three development projects under construction that will add an additional 53,000 square feet of retail space to the Company's portfolio. The projects are expected to be completed during the second and third quarters of 1998. Additional Company funding required for this project is estimated to be $5,200,000 and will come from available construction financing and the Credit Facility. Management expects the development of these projects to have a positive effect on cash generated by operating activities and Funds from Operations.

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

The Company plans to begin construction of additional pre-leased developments and may acquire additional properties, which will initially be financed by the Credit Facility and Line of Credit. Management intends to periodically refinance short-term construction and acquisition financing with long-term debt and/or equity. Upon completion of refinancing, the Company intends to lower the ratio of total debt to market capitalization to 50% or less. Nevertheless, the Company may operate with debt levels or ratios which are in excess of 50% for extended periods of time prior to such refinancing.

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

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------

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


Agree Realty Corporation



/s/ RICHARD AGREE
-------------------------------------
Richard Agree
President and Chief Executive Officer



/s/ KENNETH R. HOWE
--------------------------------------
Kenneth R. Howe
Vice President - Finance and Secretary
  (Principal Financial Officer)



Date:  May 12, 1998
       ------------