Form 10-Q
period 1998-06-30
AGREE REALTY CORP
filed 1998-08-10
CIK 917251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 1998

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


                              Yes      No
                              |X|      |_|


           4,346,313 Shares of Common Stock, $.0001 par value, were
                       outstanding as of August 7, 1998

                                                     Agree Realty Corporation

                                                                    Form 10-Q

                                                                        Index

-----------------------------------------------------------------------------

Part I:  Financial Information                                           Page

Item 1.  Interim Consolidated Financial Statements                          3

         Consolidated Balance Sheets as of June 30, 1998 and
         December 31, 1997.                                               4-5

         Consolidated Statements of Operations for the six months
         ended June 30, 1998 and 1997.                                      6

         Consolidated Statements of Operations for the three months
         ended June 30, 1998 and 1997.                                      7

         Consolidated Statement of Stockholders' Equity for the six
         months ended June 30, 1998.                                        8

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 1998 and 1997.                                      9

         Notes to Consolidated Financial Statements                        10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                     11-18

Part II: Other Information

Item 1.  Legal Proceedings                                                 19

Item 2.  Changes in Securities                                             19

Item 3.  Defaults Upon Senior Securities                                   19

Item 4.  Submission of Matters to a Vote of Security Holders               19

Item 5.  Other Information                                                 20

Item 6.  Exhibits and Reports on Form 8-K                                  20

Signatures                                                                 21

                                                      Agree Realty Corporation

                                                 Part I: Financial Information

------------------------------------------------------------------------------

ITEM 1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                      Agree Realty Corporation

                                        Consolidated Balance Sheets (Unaudited)

------------------------------------------------------------------------------


                                                   June 30,      December 31,
                                                       1998             1997
------------------------------------------------------------------------------


Assets

Real Estate Investments
  Land                                        $  33,197,481    $  29,952,532
  Buildings                                     114,308,527      112,307,266
  Property under development                      2,482,819          488,651
                                              -------------    -------------

                                                149,988,827      142,748,449
  Less accumulated depreciation                 (21,466,460)     (20,043,235)
                                              -------------    -------------

Net Real Estate Investments                     128,522,367      122,705,214

Cash and Cash Equivalents                         1,041,228        1,785,968

Accounts Receivable - Tenants                       474,319          473,918

Restricted Asset - Cash Held in Escrow              310,078          276,564

Investments In and Advances To
  Unconsolidated Entities                         1,336,277        1,810,241

Unamortized Deferred Expenses
  Financing costs                                 1,924,448        2,133,426
  Leasing costs                                     242,935          236,151

Other Assets                                      1,288,596        1,070,022
                                              -------------    -------------

                                              $ 135,140,248    $ 130,491,504
                                              =============    =============


         See accompanying notes to consolidated financial statements.

                                                      Agree Realty Corporation

                                       Consolidated Balance Sheets (Unaudited)

------------------------------------------------------------------------------

                                                     June 30,     December 31,
                                                         1998             1997
------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Mortgages Payable                               $  50,775,045    $  50,954,026

Construction Loans                                  7,720,913        5,575,091

Note Payable                                       12,873,944        8,641,016

Dividends and Distributions Payable                 2,292,765        2,284,792

Accrued Interest Payable                              261,349          248,742

Accounts Payable
  Operating                                           460,149          602,862
  Capital expenditures                                782,509        1,516,379

Tenant Deposits                                        52,907           51,240
                                                -------------    -------------
Total Liabilities                                  75,219,581       69,874,148
                                                -------------    -------------
Minority Interest                                   5,514,501        5,651,347
                                                -------------    -------------
Stockholders' Equity
  Common stock, $.0001 par value, 20,000,000
   shares authorized, 4,346,313 and 4,328,980
   shares issued and outstanding                          435              433
  Additional paid-in capital                       62,873,987       62,503,487
  Deficit                                          (8,468,256)      (7,537,911)
                                                -------------    -------------
Total Stockholders' Equity                         54,406,166       54,966,009
                                                -------------    -------------
                                                $ 135,140,248    $ 130,491,504
                                                =============    =============

         See accompanying notes to consolidated financial statements.

                                                      Agree Realty Corporation

                              Consolidated Statements of Operations (Unaudited)

------------------------------------------------------------------------------


                                          Six Months Ended   Six Months Ended
                                             June 30, 1998      June 30, 1997
------------------------------------------------------------------------------

Revenues
  Rental income                                $ 8,347,856        $ 8,027,824
  Operating cost reimbursement                   1,040,904            956,845
  Management fees and other                         47,062             46,079
                                               -----------        -----------

Total Revenues                                   9,435,822          9,030,748
                                               -----------        -----------
Operating Expenses
  Real estate taxes                                723,847            630,833
  Property operating expenses                      524,611            529,315
  Land lease payments                              271,364            223,000
  General and administrative                       547,379            592,648
  Depreciation and amortization                  1,465,946          1,386,455
                                               -----------        -----------

Total Operating Expenses                         3,533,147          3,362,251
                                               -----------        -----------

Income From Operations                           5,902,675          5,668,497
                                               -----------        -----------

Other Income (Expense)
  Interest expense, net                         (2,438,725)        (3,178,804)
  Development fee income                            59,031             23,275
  Equity in net income (loss) of
    unconsolidated entities                         (4,641)               784
  Gain on land sales                                  --              103,270
                                               -----------        -----------

Total Other Expense                             (2,384,335)        (3,051,475)
                                               -----------        -----------

Income Before Minority Interest                  3,518,340          2,617,022

Minority Interest                                 (450,077)          (465,859)
                                               -----------        -----------

Net Income                                     $ 3,068,263        $ 2,151,163
                                               ===========        ===========

Earnings Per Share                             $       .71        $       .71
                                               ===========        ===========

Weighted Average Number of
  Common Shares Outstanding                      4,346,313          3,048,596
                                               ===========        ===========


         See accompanying notes to consolidated financial statements.

                                                      Agree Realty Corporation

                             Consolidated Statements of Operations (Unaudited)

------------------------------------------------------------------------------


                                       Three Months Ended   Three Months Ended
                                            June 30, 1998        June 30, 1997
------------------------------------------------------------------------------

Revenues
  Rental income                                $4,177,315           $3,998,671
  Operating cost reimbursement                    515,982              457,498
  Management fees and other                        22,805               19,929
                                               ----------           ----------

Total Revenues                                  4,716,102            4,476,098
                                               ----------           ----------

Operating Expenses
  Real estate taxes                               363,222              322,203
  Property operating expenses                     249,642              191,771
  Land lease payments                             129,443              111,500
  General and administrative                      269,383              296,906
  Depreciation and amortization                   739,240              693,049
                                               ----------           ----------

Total Operating Expenses                        1,750,930            1,615,429
                                               ----------           ----------

Income From Operations                          2,965,172            2,860,669
                                               ----------           ----------

Other Income (Expense)
  Interest expense, net                        (1,198,668)          (1,501,867)
  Equity in net loss of unconsolidated
    entities                                       (1,642)              (6,029)
  Gain on land sales                                   --              103,270
  Development fee income                               --               23,275
                                               ----------           ----------

Total Other Expense                            (1,200,310)          (1,381,351)
                                               ----------           ----------

Income Before Minority Interest                 1,764,862            1,479,318


Minority Interest                                (223,693)            (247,004)

Net Income                                     $1,541,169           $1,232,314
                                               ==========           ==========

Earnings Per Share                             $      .36           $      .36
                                               ==========           ==========

Weighted Average Number of
  Common Shares Outstanding                     4,346,313            3,414,694
                                               ==========           ==========

         See accompanying notes to consolidated financial statements

                                                      Agree Realty Corporation

                     Consolidated Statement of Stockholders' Equity (Unaudited)

------------------------------------------------------------------------------



                                              Common Stock   Additional
                                         -----------------      Paid-In
                                         Shares     Amount      Capital           Deficit
-----------------------------------------------------------------------------------------

Balance, January 1, 1998               4,328,980   $  433   $ 62,503,487    $ (7,537,911)

Issuance of shares under the Stock
  Incentive Plan                         19,033         2        405,828            --

Shares redeemed under the Stock
  Incentive Plan                         (1,700)     --          (35,328)           --

Dividends declared for the period
  January 1, 1998 to June 30, 1998         --        --             --        (3,998,608)

Net income for the period January 1,
  1998 to June 30, 1998                    --        --             --         3,068,263
                                       ---------   ------   ------------    ------------

Balance, June 30, 1998                 4,346,313   $  435   $ 62,873,987    $ (8,468,256)
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

                                                      Agree Realty Corporation

                              Consolidated Statements of Cash Flows (Unaudited)
------------------------------------------------------------------------------


                                            Six Months Ended  Six Months Ended
                                               June 30, 1998     June 30, 1997
------------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net income                                    $  3,068,263      $  2,151,163
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
   Depreciation                                    1,423,037         1,350,853
   Amortization                                      259,886           239,042
   Equity in net (income) loss of
     unconsolidated entities                           4,641              (784)
   Minority interests                                450,077           465,859
   Gain on land sales                                   --            (103,270)
   (Increase) decrease in accounts
     receivable                                         (401)          415,034
   Increase in other assets                           (5,970)         (382,586)
   Decrease in accounts payable                     (142,713)         (326,519)
   Increase (decrease) in accrued interest            12,607          (138,216)
   Increase in tenant deposits                         1,667            10,667
                                                ------------      ------------

Net Cash Provided By Operating Activities          5,071,094         3,681,243
                                                ------------      ------------

Cash Flows From Investing Activities
  Acquisition of real estate investments
   (including capitalized interest of
   $210,671 in 1998 and $13,222 in 1997)          (7,240,378)       (1,378,227)
  Investments in and advances to
   unconsolidate entities                            463,700          (142,746)
  Proceeds from sale of land                            --             148,270

                                                ------------      ------------
Cash Flows Used In Investing Activities           (6,776,678)       (1,372,703)
                                                ------------      ------------

Cash Flows From Financing Activities
  Dividends and limited partners'
    distributions paid                            (4,577,558)       (2,971,720)
  Line-of-credit proceeds                          4,232,928        10,869,452
  Construction loan proceeds                       2,145,822              --
  Net increase in (repayment of) capital
    expenditure payables                            (555,890)           11,644
  Payments of mortgages payable                     (178,981)         (174,514)
  Redemption of restricted stock                     (35,328)             --
  Increase in escrow deposits                        (33,514)          (31,168)
  Payments of leasing costs                          (28,635)          (18,289)
  Payments for financing costs                        (8,000)          (16,924)
  Proceeds from issuance of common stock                --          31,814,700
  Payment on line-of-credit                             --         (31,250,375)
  Payment of construction loans                         --          (8,915,530)
                                                ------------      ------------
Net Cash Provided By (Used In)
  Financing Activities                               960,844          (682,724)
                                                ------------      ------------

Net Increase (Decrease) In Cash and
  Cash Equivalents                                  (744,740)        1,625,816
Cash and Cash Equivalents, beginning
  of period                                        1,785,968           294,389
                                                ------------      ------------

Cash and Cash Equivalents, end of period        $  1,041,228      $  1,920,205
                                                ============      ============

Supplemental Disclosure of Cash Flow
  Information Cash paid for interest (net
  of amounts capitalized)                       $  2,243,230      $  3,147,328
                                                ============      ============

Supplemental Disclosure of Non-Cash
  Transactions Dividends and limited
  partners' distributions declared
  and unpaid                                    $  2,292,765      $  2,236,608
  Shares issued under Stock Incentive Plan      $    405,830      $    618,913
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

                                                      Agree Realty Corporation


                                    Notes to Consolidated Financial Statements
                                                                   (Unaudited)

------------------------------------------------------------------------------

1.   Basis of
     Presentation    The accompanying unaudited 1998 consolidated financial
                     statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
                     10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date. Operating results for the six months ended June
                     30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31,
                     1997.

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

The assets of the Company are held by, and all operations are conducted through, Agree Limited Partnership (the "Operating Partnership"), of which the Company is the sole general partner and held an 87.20% interest as of June 30, 1998. The Company is operating so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Form 10-Q.

Comparison of Six Months Ended June 30, 1998 to Six Months Ended June 30,
1997

Rental income increased $320,000, or 4%, to $8,348,000 in 1998, compared to $8,028,000 in 1997. The increase is primarily the result of the development of two properties.

Operating cost reimbursements, which represent additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of the property operating expenses, increased $84,000, or 9%, to $1,041,000 in 1998, compared to $957,000 in 1997. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expenses from 1997 to 1998 as explained below.

                                                      Agree Realty Corporation

                                                                        Part I

------------------------------------------------------------------------------

Management fees and other income remained relatively constant at $47,000 in 1998 versus $46,000 in 1997.

Real estate taxes increased $93,000, or 15%, to $724,000 in 1998 versus $631,000 in 1997. The increase is the result of the addition of new properties.

Property operating expense (shopping center maintenance, insurance and utilities) decreased $4,000, or 1% to $524,000 in 1998 versus $529,000 in 1997. The decrease was the result of decreased snow removal costs of $34,000; an increase in shopping center maintenance costs of $46,000; and increase in utility costs of $14,000 and a decrease in insurance costs of $30,000 in 1997 versus 1996.

Land lease payments increased $48,000 to $271,000 in 1998 versus $223,000 in 1997 as a result of the acquisition of a ground lease for the free standing property in Lawrence, Kansas.

General and administrative expenses decreased by $46,000, or 8%, to $547,000 in 1998 versus $593,000 in 1997. The decrease was primarily the result of decreased directors' and officers' liability insurance of $13,000 and decreased expenses in connection with the management of the Company's properties of $33,000. General and administrative expenses as a percentage of rental income decreased from 7.4% for 1997 to 6.6% for 1998.

Depreciation and amortization increased $80,000, or 6%, to $1,466,000 in 1998 versus $1,386,000 in 1997. This increase was the result of the completion of two new properties.

Interest expense decreased $740,000, or 23%, to $2,439,000 in 1997, from $3,179,000 in 1997. The decrease in interest expense was the result of the Company using the proceeds of the 1997 Offering to reduce the Company's indebtedness.

The Company recognized income of $103,000 on the sale of a parcel of land in 1997. There were no land sales in 1998.

Development fee income increased $36,000, to $59,000 in 1998, from $23,000 in 1997. The above amount was not included in the Company's calculation of Funds from Operations due to the non-recurring nature of this type of income.

                                                      Agree Realty Corporation

                                                                        Part I
------------------------------------------------------------------------------

Equity in net income (loss) of unconsolidated entities decreased $6,000 to a loss of ($5,000) in 1998 versus income of $1,000 in 1997 as a result of additional expenses related to certain of the seven properties held in joint ventures, in which the Company holds interests ranging from 8% to 20%.

The Company's income before minority interest increased $901,000 as a result of the foregoing factors.

Comparison of Three Months Ended June 30, 1998 to Three Months Ended June 30,
1997

Rental income increased $179,000, or 4%, to $4,177,000 in 1998, compared to $3,998,000 in 1997. The increase is primarily the result of the development and acquisition of two properties.

Operating cost reimbursements increased $58,000, or 13%, to $516,000 in 1998, compared to $458,000 in 1997. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expenses from 1997 to 1998 as explained below.

Management fees and other income remained relatively constant at $23,000 in 1998 and $20,000 in 1997.

Real estate taxes increased $41,000, or 13%, to $363,000 in 1998 versus $322,000 in 1997. The increase is the result of the addition of new properties.

Property operating expense (shopping center maintenance, insurance and utilities) increased $58,000, or 30% to $250,000 in 1998 versus $192,000 in 1997. The increase was the result of increased snow removal costs of $5,000; an increase in shopping center maintenance costs of $64,000; an increase in utility costs of $4,000 and a decrease in insurance costs of $15,000 in 1998 versus 1997.

Land lease payments increased $18,000 to $129,000 in 1998 versus $111,000 in 1997 as a result of the acquisition of a ground lease for the free standing property in Lawrence, Kansas.

General and administrative expenses decreased by $28,000, or 9%, to $269,000 in 1998 versus $297,000 in 1997. This decrease was primarily the result of decreases in expenses in connection with the management of the Company's properties. General and administrative expenses as a percentage of rental income decreased from 7.4% for 1997 to 6.4% for 1998.

                                                      Agree Realty Corporation

                                                                        Part I

------------------------------------------------------------------------------

Depreciation and amortization increased $46,000, or 7%, to $739,000 in 1998 versus $693,000 in 1997. This increase was the result of the completion of two new properties.

Interest expense decreased $303,000, or 20%, to $1,199,000 in 1998, from $1,502,000 in 1997. The decrease in interest expense was the result of the Company using the proceeds of the 1997 Offering to reduce the Company's indebtedness.

The Company recognized income of $103,000 on the sale of a parcel of land in 1997. There were no land sales in 1998.

The Company received $23,000 of development fee income in 1997 in connection with the completion of four joint venture properties. There was no development fee income in 1998.

Equity in net loss of unconsolidated entities decreased $4,000 to $2,000 in 1998 versus $6,000 in 1997 as a result of additional expenses in 1997 related to certain of the seven properties held in joint ventures, in which the Company holds interests ranging from 8% to 20%.

The Company's income before minority interest increased $286,000 as a result of the foregoing factors.

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

                                                      Agree Realty Corporation

                                                                        Part I

------------------------------------------------------------------------------

The following table illustrates the calculation of FFO for the six months and three months ended June 30, 1998 and 1997:


Six Months Ended June 30,                          1998           1997
-------------------------                          ----           -----

Net income before minority interest            $ 3,518,340    $ 2,617,022
Depreciation of real estate assets               1,418,884      1,338,449
Amortization of leasing costs                       37,285         41,225
Amortization of stock awards                        78,000         64,950
Depreciation of real estate assets held in
  unconsolidated entities                          350,440        343,843
Gain on sale of assets                                --         (103,270)
Development fee income                             (59,031)       (23,275)
                                               -----------    -----------

Funds from Operations                          $ 5,343,918    $ 4,278,944
                                               -----------    -----------

Funds from Operations Per Share                $      1.07    $      1.16
                                               -----------    -----------

Weighted Average Shares and
  OP Units Outstanding                           4,984,272      3,686,555
                                               ===========    ===========

FFO increased $1,065,000, or 25%, to $5,344,000. The increase in FFO is primarily the result of the reduction in interest expense as a result of the completion of the 1997 Offering and the development of additional properties.


Three Months Ended June 30,                        1998           1997
---------------------------                        ----           ----

Net income before minority interest            $ 1,764,862    $ 1,479,318
Depreciation of real estate assets                 715,350        669,577
Amortization of leasing costs                       20,105         20,832
Amortization of stock awards                        39,000         32,475
Depreciation of real estate assets held in
  unconsolidated entities                          175,221        175,847
Gain on sale of assets                                --         (103,270)
Development fee income                                --          (23,275)
                                               -----------    -----------

Funds from Operations                          $ 2,714,538    $ 2,251,504
                                               -----------    -----------

Funds from Operations Per Share                $       .54    $       .55
                                               -----------    -----------

Weighted Average Shares and
  OP Units Outstanding                           4,984,272      4,052,653
                                               ===========    ===========

FFO increased $463,000, or 21%, to $2,715,000. The increase in FFO is primarily the result of the reduction in interest expense as a result of the completion of the 1997 Offering and the development of additional properties.

                                                      Agree Realty Corporation

                                                                        Part I

------------------------------------------------------------------------------

Forward-Looking Statements

Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. When used, statements which are not historical in nature including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Risks and other factors that might cause such a difference include, but are not limited to, the effect of economic and market conditions; risks that the Company's acquisition and development projects will fail to perform as expected; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; loss or bankruptcy of one or more of the Company's major retail tenants; and failure of the Company's properties to generate additional income to offset increases in operating expenses.

Liquidity and Capital Resources

The Company's principal demands for liquidity are distributions to its stockholders, debt repayment, development of new properties and future property acquisitions.

During the quarter ended June 30, 1998, the Company declared a quarterly dividend of $.46 per share. The dividend was paid on July 16, 1998 to holders of record on June 30, 1998.

As of June 30, 1998, the Company had total mortgage indebtedness of $50,775,045 with a weighted average interest rate of 7.54%. Future scheduled annual maturities of mortgages payable for the years ending June 30 are as follows: 1999 - $8,111,544; 2000 - $933,709; 2001 - $1,007,666; 2002 -
$1,087,656; 2003 - $1,174,186. This mortgage debt is all fixed rate debt.

In addition, the Operating Partnership has in place a $50 million line of Credit Facility (the "Credit Facility") which is guaranteed by the Company. The loan matures in August 2000 and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the bank's prime rate less 50 basis points to plus 13 basis points, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company's Properties which are not otherwise encumbered and properties to be acquired or developed. As of June 30, 1998, $11,673,944 was outstanding under the Credit Facility.

                                                      Agree Realty Corporation

                                                                        Part I

------------------------------------------------------------------------------

The Company also has in place a $5 million line of credit (the "Line of Credit"), which matures September 1998, and which the Company expects to renew for an additional 12-month period. The Line of Credit bears interest at the bank's prime rate or 200 basis points in excess of the one-month LIBOR rate, at the option of the Company. The purpose of the Line of Credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of June 30, 1998, $1,200,000 was outstanding under the Line of Credit.

The Company's two wholly-owned subsidiaries have obtained construction financing of approximately $6,850,000 to fund the development of two retail properties. The notes require quarterly interest payments, based on a weighted average interest rate based on LIBOR, computed by the lender. The notes mature on October 16, 2002 and are secured by the underlying land and buildings. As of June 30, 1998, $5,990,423 was outstanding under these notes.

The Company has received funding from an unaffiliated third party for the construction of certain of its Properties. Advances under this agreement bear no interest and are required to be repaid within sixty (60) days after the date construction has been completed. The advances are secured by the specific land and buildings being developed. As of June 30, 1998, $1,730,490 was outstanding under this arrangement.

In June 1998, the Company completed development of a property that added 14,000 square feet to the portfolio. The property is located in Chesterfield Township, Michigan. The development of this retail project is expected to have a positive effect on cash generated by operating activities and Funds from Operations.

The Company has three development projects under construction that will add an additional 53,000 square feet of retail space to the Company's portfolio. The projects are expected to be completed during the third and fourth quarters of 1998. Additional Company funding required for this project is estimated to be $4,500,000 and will come from available construction financing and the Credit Facility. Management expects the development of these projects to have a positive effect on cash generated by operating activities and Funds from Operations.

                                                      Agree Realty Corporation

                                                                        Part I

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

Item 1.  Legal Proceedings
         None


Item 2.  Changes in Securities
         None


Item 3.  Defaults Upon Senior Securities
         None


Item 4.  Submission of Matters to a Vote of Security Holders

         On May 11, 1998, the Company held its Annual Meeting of
         Stockholders. The following were the results of the meeting:

         The stockholders elected Edward Rosenberg and Ellis Wachs as Directors until the annual meeting of stockholders in 2001 or until a successor is elected and qualified.

         The vote was as follows:

         Edward Rosenberg
               Votes cast for                           4,076,376
               Votes withheld                              48,768
               Abstained                                  221,169

         Ellis Wachs
               Votes cast for                           4,068,331
               Votes withheld                              56,813
               Abstained                                  221,169

                                                      Agree Realty Corporation

                                                                       Part II

------------------------------------------------------------------------------

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






Date:     August 7, 1998
          --------------