Form 10-Q
period 1998-09-30
AGREE REALTY CORP
filed 1998-11-03
CIK 917251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION



                            Washington, D.C. 20549


                                  FORM 10-Q




|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1998

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

                                    Yes     No
                                    |X|    |_|


 4,346,313 Shares of Common Stock, $.0001 par value, were outstanding as of November 3, 1998.

                                                     Agree Realty Corporation

                                                                    Form 10-Q

                                                                        Index
-----------------------------------------------------------------------------

Part I:  Financial Information                                           Page

Item 1.  Interim Consolidated Financial Statements                         3

         Consolidated Balance Sheets as of September 30, 1998 and
         December 31, 1997.                                              4-5

         Consolidated Statements of Operations for the nine months
         ended September 30, 1998 and 1997.                                6

         Consolidated Statements of Operations for the three months
         ended September 30, 1998 and 1997.                                7

         Consolidated Statement of Stockholders' Equity for the nine
         months ended September 30, 1998.                                  8

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1998 and 1997.                                9

         Notes to Consolidated Financial Statements                       11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                    12-20

Part II: Other Information

Item 1.  Legal Proceedings                                                21

Item 2.  Changes in Securities                                            21

Item 3.  Defaults Upon Senior Securities                                  21

Item 4.  Submission of Matters to a Vote of Security Holders              21

Item 5.  Other Information                                                21

Item 6.  Exhibits and Reports on Form 8-K                                 21

Signatures                                                                22

                                                     Agree Realty Corporation

                                                Part I: Financial Information
-----------------------------------------------------------------------------


ITEM 1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                     Agree Realty Corporation

                                      Consolidated Balance Sheets (Unaudited)

-----------------------------------------------------------------------------

                                           September 30,         December 31,
                                               1998                 1997
-----------------------------------------------------------------------------

Assets

Real Estate Investments
  Land                                      $  34,955,162    $  29,952,532
  Buildings                                   126,602,399      112,307,266
  Property under development                      926,722          488,651
                                            -------------    -------------


                                              162,484,283      142,748,449
  Less accumulated depreciation               (22,216,629)     (20,043,235)
                                            -------------    -------------


Net Real Estate Investments                   140,267,654      122,705,214

Cash and Cash Equivalents                         666,331        1,785,968

Accounts Receivable - Tenants                     337,866          473,918

Restricted Asset - Cash Held in Escrow            326,848          276,564

Investments In and Advances To
 Unconsolidated Entities                        1,306,109        1,810,241

Unamortized Deferred Expenses
  Financing costs                               1,815,959        2,133,426
  Leasing costs                                   265,865          236,151

Other Assets                                    1,246,405        1,070,022
                                            -------------    -------------

                                            $ 146,233,037    $ 130,491,504
                                            =============    =============

                 See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                                      Consolidated Balance Sheets (Unaudited)

-----------------------------------------------------------------------------


                                                 September 30,         December 31,
                                                     1998                 1997
----------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Mortgages Payable                               $  50,682,527    $  50,954,026

Construction Loans                                  8,643,862        5,575,091

Note Payable                                       22,823,944        8,641,016

Dividends and Distributions Payable                 2,309,136        2,284,792

Accrued Interest Payable                              308,575          248,742

Accounts Payable
  Operating                                           228,510          602,862
  Capital expenditures                                925,519        1,516,379

Tenant Deposits                                        53,740           51,240
                                                -------------    -------------

Total Liabilities                                  85,975,813       69,874,148
                                                -------------    -------------

Minority Interest                                   6,151,595        5,651,347
                                                -------------    -------------

Stockholders' Equity
  Common stock, $.0001 par value, 20,000,000
   shares authorized, 4,346,313 and 4,328,980
   shares issued and outstanding                          435              433
  Additional paid-in capital                       62,873,987       62,503,487
  Deficit                                          (8,768,793)      (7,537,911)
                                                -------------    -------------

Total Stockholders' Equity                         54,105,629       54,966,009
                                                -------------    -------------

                                                $ 146,233,037    $ 130,491,504
                                                =============    =============

                 See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                            Consolidated Statements of Operations (Unaudited)

-----------------------------------------------------------------------------


                                                          Nine Months Ended    Nine Months Ended
                                                          September 30, 1998   September 30, 1997
-------------------------------------------------------------------------------------------------

Revenues
  Rental income                                              $12,791,131           $12,057,757
  Operating cost reimbursement                                 1,553,175             1,409,491
  Management fees and other                                       65,912                65,710
                                                              ----------            ----------

Total Revenues                                                14,410,218            13,532,958
                                                              ----------            ----------

Operating Expenses
  Real estate taxes                                            1,108,647               959,230
  Property operating expenses                                    717,187               728,549
  Land lease payments                                            408,279               337,533
  General and administrative                                     836,644               881,098
  Depreciation and amortization                                2,239,264             2,082,347
                                                              ----------            ----------

Total Operating Expenses                                       5,310,021             4,988,757
                                                              ----------            ----------

Income From Operations                                         9,100,197             8,544,201
                                                              ----------            ----------


Other Income (Expense)
  Interest expense, net                                       (3,796,523)           (4,385,104)
  Development fee income                                         175,520                22,369
  Equity in net income (loss) of unconsolidated entities          (6,281)                4,109
  Gain on land sales                                                   -               103,270
                                                              ----------            ----------

Total Other Expense                                           (3,627,284)           (4,255,356)
                                                              ----------            ----------

Income Before Minority Interest                                5,472,913             4,288,845

Minority Interest                                               (705,883)             (680,439)
                                                              ----------            ----------

Net Income                                                    $4,767,030            $3,608,406
                                                              ==========            ==========
Earnings Per Share                                            $     1.10            $     1.04
                                                              ==========            ==========
Weighted Average Number of
  Common Shares Outstanding                                    4,346,313             3,481,193
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

                                                     Agree Realty Corporation

                            Consolidated Statements of Operations (Unaudited)
-----------------------------------------------------------------------------


                                                      Three Months Ended   Three Months Ended
                                                      September 30, 1998   September 30, 1997
----------------------------------------------------------------------------------------------

Revenues
  Rental income                                            $ 4,443,275    $ 4,029,933
  Operating cost reimbursement                                 512,271        452,646
  Management fees and other                                     18,850         19,631
                                                           -----------    -----------

Total Revenues                                               4,974,396      4,502,210
                                                           -----------    -----------

Operating Expenses
  Real estate taxes                                            384,800        328,397
  Property operating expenses                                  192,576        199,234
  Land lease payments                                          136,915        114,533
  General and administrative                                   289,265        288,450
  Depreciation and amortization                                773,318        695,892
                                                            -----------    -----------

Total Operating Expenses                                     1,776,874      1,626,506
                                                           -----------    -----------

Income From Operations                                       3,197,522      2,875,704
                                                           -----------    -----------

Other Income (Expense)
  Interest expense, net                                     (1,357,798)    (1,206,300)
  Development fee income (expense)                             116,489           (906)
  Equity in net income (loss) of unconsolidated entities        (1,640)         3,325
                                                           -----------    -----------

Total Other Expense                                         (1,242,949)    (1,203,881)
                                                           -----------    -----------

Income Before Minority Interest                              1,954,573      1,671,823

Minority Interest                                             (255,806)      (214,580)
                                                           -----------    -----------

Net Income                                                 $ 1,698,767    $ 1,457,243
                                                           ===========    ===========

Earnings Per Share                                         $       .39    $       .34
                                                           ===========    ===========

Weighted Average Number of
  Common Shares Outstanding                                  4,346,313      4,332,280
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

                                                     Agree Realty Corporation

                   Consolidated Statement of Stockholders' Equity (Unaudited)

-----------------------------------------------------------------------------

                                                       Common Stock    Additional
                                                      -------------       Paid-In
                                                      Shares  Amount      Capital      Deficit
--------------------------------------------------------------------------------------------------


Balance, January 1, 1998                            4,328,980  $ 433    $62,503,487   $(7,537,911)

Issuance of shares under the Stock Incentive Plan      19,033      2        405,828            --

Shares redeemed under the Stock Incentive Plan         (1,700)    --        (35,328)           --

Dividends declared for the period January 1, 1998
  to September 30, 1998                                   --      --             --    (5,997,912)

Net income for the period January 1, 1998 to
  September 30, 1998                                      --      --             --     4,767,030
                                                   ---------  -----    -----------   -----------

Balance, September 30, 1998                         4,346,313  $ 435    $62,873,987   $(8,768,793)
                                                   ---------  -----    -----------   -----------

                 See accompanying notes to consolidated financial statements.



                                                     Agree Realty Corporation

                            Consolidated Statements of Cash Flows (Unaudited)

-----------------------------------------------------------------------------


                                                          Nine Months Ended   Nine Months Ended
                                                          September 30, 1998  September 30, 1997
----------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net income                                                  $  4,767,030    $  3,608,406
  Adjustments to reconcile net income to net
   cash provided by operating activities
     Depreciation                                                2,176,576       2,027,901
     Amortization                                                  387,580         359,784
     Equity in net (income) loss of unconsolidated entities          6,281          (4,109)
     Minority interests                                            705,883         680,439
     Gain on land sales                                               --          (103,270)
     Decrease in accounts receivable                               136,052         400,324
     Decrease (increase) in other assets                            29,481         (83,535)
     Decrease in accounts payable                                 (374,352)       (467,260)
     Increase (decrease) in accrued interest                        59,833        (112,251)
     Increase in tenant deposits                                     1,667           7,963
                                                              ------------    ------------

Net Cash Provided By Operating Activities                        7,896,031       6,314,392
                                                              ------------    ------------

Cash Flows From Investing Activities
  Acquisition of real estate investments
  (including capitalized interest of $340,671
   in 1998 and $46,221 in 1997)                                (10,696,266)     (3,461,445)
  Investments in and advances to unconsolidated entities           489,417         121,447
  Proceeds from sale of land                                          --           148,270
                                                              ------------    ------------

Cash Flows Used In Investing Activities                        (10,206,849)     (3,191,728)
                                                               ------------    ------------

Cash Flows From Financing Activities
  Line-of-credit proceeds                                       14,182,928      14,499,452
  Dividends and limited partners' distributions paid            (6,870,322)     (5,208,328)
  Payments of mortgages payable                                 (6,447,710)     (2,623,421)
  Construction loan proceeds                                     3,068,771            --
  Payment of related party payables                             (1,757,359)           --
  Payment of note payble                                          (450,000)           --
  Net repayment of capital expenditure payables                   (412,880)       (413,421)
  Increase in escrow deposits                                      (50,284)        (46,752)
  Redemption of restricted stock                                   (35,328)           --
  Payments of leasing costs                                        (28,635)        (29,793)
  Payments for financing costs                                      (8,000)        (19,555)
  Proceeds from issuance of common stock                              --        31,897,641
  Payment on line-of-credit                                           --       (31,250,375)
  Payment of construction loans                                       --        (8,915,530)
                                                              ------------    ------------

Net Cash Provided By (Used In) Financing Activities              1,191,181      (2,110,082)
                                                              ============    ============

                                                     Agree Realty Corporation

                            Consolidated Statements of Cash Flows (Unaudited)

-----------------------------------------------------------------------------

                                                        Nine Months Ended   Nine Months Ended
                                                        September 30, 1998  September 30, 1997
----------------------------------------------------------------------------------------------

Net Increase (Decrease) In Cash and Cash Equivalents     (1,119,637)           1,012,582

Cash and Cash Equivalents, beginning of period            1,785,968              294,389
                                                        -----------          -----------


Cash and Cash Equivalents, end of period                $   666,331          $ 1,306,971
                                                        ===========          ===========

Supplemental Disclosure of Cash Flow Information
  Cash paid for interest (net of amounts capitalized)   $ 3,457,367          $ 4,235,205
                                                        ===========          ===========
Supplemental Disclosure of Non-Cash Transactions
  Dividends and limited partners' distributions
   declared and unpaid                                  $ 2,309,136          $ 2,286,310
  Operating partnership units issued for purchase
   of real estate                                       $   691,119                 --
  Shares issued under Stock Incentive Plan              $   405,830          $   618,913
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

                                                     Agree Realty Corporation

                                   Notes to Consolidated Financial Statements
                                                                  (Unaudited)

-----------------------------------------------------------------------------

1.   Basis of
     Presentation             The accompanying unaudited 1998 consolidated
                              financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
                              Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's
                              Annual Report for the year ended December 31, 1997.

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

The assets of the Company are held by, and all operations are conducted through, Agree Limited Partnership (the "Operating Partnership"), of which the Company is the sole general partner and held an 86.58% interest as of September 30, 1998. The Company is operating so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Form 10-Q.

Comparison of Nine Months Ended September 30, 1998 to Nine Months Ended September 30, 1997

Rental income increased $733,000, or 6%, to $12,791,000 in 1998, compared to $12,058,000 in 1997. The increase is primarily the result of the development of four properties and the acquisition of one property in 1997 and 1998.

Operating cost reimbursements, which represent additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of the property's operating expenses, increased $144,000, or 10%, to $1,553,000 in 1998, compared to $1,409,000 in 1997. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expenses from 1997 to 1998 as explained below.

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------

Management fees and other income remained constant at $66,000 in both 1998 and 1997.

Real estate taxes increased $150,000, or 16%, to $1,109,000 in 1998 versus $959,000 in 1997. The increase is the result of the addition of new properties.

Property operating expenses (shopping center maintenance, insurance and utilities) decreased $12,000, or 2%, to $717,000 in 1998 versus $729,000 in 1997. The decrease was the result of decreased snow removal costs of $35,000; an increase in shopping center maintenance costs of $34,000; a increase in utility costs of $28,000 and a decrease in insurance costs of $39,000 in 1998 versus 1997.

Land lease payments increased $70,000 to $408,000 in 1998 versus $338,000 in 1997 as a result of the acquisition of a ground lease for the free standing Property in Lawrence, Kansas.

General and administrative expenses decreased by $44,000, or 5%, to $837,000 in 1998 versus $881,000 in 1997. The decrease was primarily the result of decreased directors' and officers' liability insurance of $13,000 and decreased expenses in connection with the management of the Company's properties of $31,000. General and administrative expenses as a percentage of rental income decreased from 7.3% for 1997 to 6.5% for 1998.

Depreciation and amortization increased $157,000, or 8%, to $2,239,000 in 1998 versus $2,082,000 in 1997. This increase was the result of the completion of four new properties and the acquisition of one property.

Interest expense decreased $588,000, or 13%, to $3,797,000 in 1998, from $4,385,000 in 1997. The decrease in interest expense was the result of the Company using the proceeds of the 1997 Offering to reduce the Company's indebtedness.

The Company recognized income of $103,000 on the sale of a parcel of land in 1997. There were no land sale gains in 1998.

Development fee income increased $153,000, to $175,000 in 1998, from $22,000 in 1997. The above amount was not included in the Company's calculation of Funds from Operations due to the non-recurring nature of this type of income.

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------

Equity in net income (loss) of unconsolidated entities decreased $10,000 to a loss of ($6,000) in 1998 versus income of $4,000 in 1997 as a result of additional expenses related to certain of the seven properties held in joint ventures, in which the Company holds interests ranging from 8% to 20%.

The Company's income before minority interest increased $1,184,000 as a result of the foregoing factors.

Comparison of Three Months Ended September 30, 1998 to Three Months Ended September 30, 1997

Rental income increased $413,000, or 10%, to $4,443,000 in 1998, compared to $4,030,000 in 1997. The increase is primarily the result of the development of four properties and the acquisition of one property in 1997 and 1998.

Operating cost reimbursements increased $59,000, or 13%, to $512,000 in 1998, compared to $453,000 in 1997. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expenses from 1997 to 1998 as explained below.

Management fees and other income remained relatively constant at $19,000 in 1998 and $20,000 in 1997.

Real estate taxes increased $57,000, or 17%, to $385,000 in 1998 versus $328,000 in 1997. The increase is the result of the addition of new properties.

Property operating expense (shopping center maintenance, insurance and utilities) decreased $6,000, or 3% to $193,000 in 1998 versus $199,000 in 1997. The decrease was the result of decreased snow removal costs of $1,000; a decrease in shopping center maintenance costs of $11,000; an increase in utility costs of $15,000 and a decrease in insurance costs of $9,000 in 1998 versus 1997.

Land lease payments increased $22,000 to $137,000 in 1998 versus $115,000 in 1997 as a result of the acquisition of a ground lease for the free standing Property in Lawrence, Kansas.

General and administrative expenses remained relatively constant at $289,000 in 1998 versus $288,000 in 1997. General and administrative expenses as a percentage of rental income decreased from 7.2% for 1997 to 6.5% for 1998.

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------

Depreciation and amortization increased $77,000, or 11%, to $773,000 in 1998 versus $696,000 in 1997. This increase was the result of the completion of four new properties and the acquisition of one property in 1997 and 1998.

Interest expense increased $152,000, or 13%, to $1,358,000 in 1998, from $1,206,000 in 1997. This increase was the result of the completion of four new properties and the acquisition of one property in 1997 and 1998.

Development fee income increased $117,000, to $116,000 in 1998, from an expense of $1,000 in 1997. The above amount was not included in the Company's calculation of Funds from Operations due to the non-recurring nature of this type of income.

Equity in net income (loss) of unconsolidated entities decreased $5,000 to a loss of ($2,000) in 1998 versus income of $3,000 in 1997 as a result of additional expenses related to certain of the seven properties held in joint ventures, in which the Company holds interests ranging from 8% to 20%.

The Company's income before minority interest increased $283,000 as a result of the foregoing factors.

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

                                                     Agree Realty Corporation

                                                                       Part I
-----------------------------------------------------------------------------

The following tables illustrate the calculation of FFO for the nine months and three months ended September 30, 1998 and 1997:

Nine Months Ended September 30,                        1998           1997
-----------------------------------------------------------------------------

Net income before minority interest                $ 5,472,913    $ 4,288,845
Depreciation of real estate assets                   2,171,229      2,008,722
Amortization of leasing costs                           54,253         62,881
Amortization of stock awards                           117,000         97,425
Depreciation of real estate assets held in
 unconsolidated entities                               525,660        515,765
Gain on sale of assets                                    --         (103,270)
Development fee income                                (175,520)       (22,369)
                                                   -----------    -----------

Funds from Operations                              $ 8,165,535    $ 6,847,999
                                                   ===========    ===========

Funds from Operations Per Share                    $      1.64    $      1.66
                                                   ===========    ===========

Weighted Average Shares and OP Units Outstanding     4,989,877      4,119,152
                                                   ===========    ===========



FFO increased $1,318,000, or 19%, to $8,166,000. The increase in FFO is primarily the result of the reduction in interest expense as a result of the 1997 Offering and the development of four properties and the acquisition of one property.

Three Months Ended September 30,                       1998           1997
-----------------------------------------------------------------------------

Net income before minority interest                $ 1,954,573    $ 1,671,823
Depreciation of real estate assets                     752,345        670,273
Amortization of leasing costs                           16,968         21,656
Amortization of stock awards                            39,000         32,475
Depreciation of real estate assets held in
 unconsolidated entities                               175,220        171,922
Development fee (income) expense                      (116,489)           906
                                                   -----------    -----------

Funds from Operations                              $ 2,821,617    $ 2,569,055
                                                   ===========    ===========

Funds from Operations Per Share                    $       .56    $       .52
                                                   ===========    ===========

Weighted Average Shares and OP Units Outstanding     5,000,906      4,970,239
                                                   ===========    ===========


FFO increased $253,000, or 10%, to $2,822,000. The increase in FFO is primarily the result of the development of four properties and the acquisition of one property.

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------

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

During the quarter ended September 30, 1998, the Company declared a quarterly dividend of $.46 per share. The dividend was paid on October 15, 1998 to holders of record on September 30, 1998.

As of September 30, 1998, the Company had total mortgage indebtedness of $50,682,527 with a weighted average interest rate of 7.54%. Future scheduled annual maturities of mortgages payable for the years ending September 30 are as follows: 1999 - $8,245,831; 2000 - $951,659; 2001 - $1,027,078; 2002 -
$1,108,655; 2003 - $1,196,906. This mortgage debt is all fixed rate debt.

In addition, the Operating Partnership has in place a $50 million line of Credit Facility (the "Credit Facility") which is guaranteed by the Company. The loan matures in August 2000 and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the bank's prime rate less 50 basis points to plus 13 basis points, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company's Properties which are not otherwise encumbered and properties to be acquired or developed. As of September 30, 1998, $22,073,944 was outstanding under the Credit Facility.

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------

The Company also has in place a $5 million line of credit (the "Line of Credit"), which matures October 19, 1999, and which the Company expects to renew for an additional 12-month period. The Line of Credit bears interest at the bank's prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. The purpose of the Line of Credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of September 30, 1998, $750,000 was outstanding under the Line of Credit.

The Company's two wholly-owned subsidiaries have obtained construction financing of approximately $6,850,000 to fund the development of two retail properties. The notes require quarterly interest payments, based on a weighted average interest rate based on LIBOR, computed by the lender. The notes mature on October 16, 2002 and are secured by the underlying land and buildings. As of September 30, 1998, $6,913,372 was outstanding under these notes.

The Company has received funding from an unaffiliated third party for the construction of certain of its Properties. Advances under this agreement bear no interest and are required to be repaid within sixty (60) days after the date construction has been completed. The advances are secured by the specific land and buildings being developed. As of September 30, 1998, $1,730,490 was outstanding under this arrangement.

During the quarter ended September 30, 1998, the Company completed the development of two properties that added 39,000 square feet to the portfolio. One property is located in Tulsa, Oklahoma and contains 25,000 square feet. The other property is located in Pontiac, Michigan and contains 14,000 square feet.

On August 18, 1998, the Company purchased, through its operating partnership, the Mt. Pleasant Shopping Center located in Mt. Pleasant, Michigan. This property is anchored by national tenants and contains 241,458 square feet of gross leasable area and is 100% leased and occupied. An independent appraisal determined the purchase price of $9,076,000. Payment consisted of $8,385,000 in debt assumption, with the balance paid through the issuance of 35,588 Operating Partnership units. The sellers are members of the Agree organization and are existing limited partners in the operating partnership. The Company has managed this property since April 1994, the date of its initial public offering.

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------

The Company has two development projects under construction that will add an additional 28,000 square feet of retail space to the Company's portfolio. The projects are expected to be completed during the first quarter of 1999. Additional Company funding required for this project is estimated to be $3,200,000 and will come from the Credit Facility. Management expects the development of these projects to have a positive effect on cash generated by operating activities and Funds from Operations.

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

Year 2000 Compliance

The Company's information system consists of a three station Windows NT network system. All accounting and property management functions are processed via Timberline Software, a nationally recognized provider of software to the real estate industry. The Company is currently assessing its tenants, vendors, banks and others with whom it does business to determine if their failure to be Year 2000 compliant would have a material adverse effect upon the Company. To date, nothing has come to the attention of management that leads it to conclude that the likelihood of such adverse effect reasonably exists.

The Company believes its information systems are fully compliant, however it will obtain verification of Year 2000 compliance. Verification will be obtained through an independent Year 2000 review of the Company's information system. The cost for this review is expected to be less than $5,000.

                                                     Agree Realty Corporation

                                                                       Part I
-----------------------------------------------------------------------------


In the event that any of the Company's significant tenants or suppliers do not successfully and timely achieve year 2000 compliance, the Company's operations may be affected. The Company does not anticipate any material impact on its results from operations or its financial condition as a result of any Year 2000 compliance issures.

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


              10.1 Second amendment to amended and restated $5 million business loan agreement dated October 19, 1998 between Agree Limited Partnership and Michigan National
                    Bank.


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


Agree Realty Corporation


/s/ RICHARD AGREE
-------------------------------------
Richard Agree,
President and Chief Executive Officer


/s/ KENNETH R. HOWE
-------------------------------------
Kenneth R. Howe,
Vice President - Finance and Secretary
(Principal Financial Officer)



Date:        November 3, 1998