Form 10-K
period 1998-12-31
AGREE REALTY CORP
filed 1999-03-22
CIK 917251

=============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  ---------
                                  FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1998

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _________

                        Commission File Number 1-12928
                             --------------------

                           AGREE REALTY CORPORATION
            (Exact name of registrant as specified in its charter)

           Maryland                                   38-3148187
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                  Identification No.)

     31850 Northwestern Highway,                     (248) 737-4190
   Farmington Hills, Michigan 48334           (Registrant's telephone number,
(Address of principal executive offices)            including area code:)
                                  ---------
Securities Registered Pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
        Title of each class                 which registered
        -------------------             ------------------------
    Common Stock, $.0001 par value      New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
                                  None
                             (Title of Class)
                                  ---------
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

Shares of common stock outstanding as of March 12, 1999: 4,364,867. The aggregate market value of the Registrant's shares of common stock held by non-affiliates on such date was approximately $79,931,627.

                     DOCUMENTS INCORPORATED BY REFERENCE

                Document                          Incoroprated into Form 10-K
                --------                          ---------------------------
Portions of the Registrant's Proxy Statement                Part III
  for its Annual Meeting of Shareholders                   Items 10-13
  to be held on May 10, 1999

=============================================================================

                              TABLE OF CONTENTS


                                    Part I
                                                                       Page
                                                                      Numbers
                                                                      -------

Item 1.  Business                                                         3

Item 2.  Properties                                                       7

Item 3.  Legal Proceedings                                               15

Item 4.  Submission of Matters to a Vote of
                     Security Holders                                    16

                                   Part II

Item 5.  Market for Registrant's Common Equity
                     and Related Stockholder Matters                     16

Item 6.  Selected Financial Data                                         17

Item 7.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                          18

Item 7A  Quantitative and Qualitative Disclosures
                     About Market Risk                                   24

Item 8.  Financial Statements and Supplementary Data                     24

Item 9.  Changes and Disagreements With Accountants
                     on Accounting and Financial Disclosure              24

                                   Part III

Item 10. Directors and Executive Officers of the
                     Registrant                                          25

Item 11. Executive Compensation                                          25

Item 12. Security Ownership of Certain Beneficial
                     Owners and Management                               25

Item 13. Certain Relationships and Related Transactions                  25


                                   Part IV

Item 14. Exhibits, Financial Statements, Schedules and
                     Reports on Form 8-K                                 26

Signatures                                                               29

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

Item 1.    BUSINESS

General

     The Company is a self-administered, self-managed real estate investment trust (a "REIT") which develops, acquires, owns and operates properties which are primarily leased to major national and regional retail companies under net leases. As of December 31, 1998, the Company owned, either directly or through interests in joint ventures, a portfolio of 39 properties (the "Properties") located in 12 states and containing an aggregate of approximately 3.4 million square feet of gross leasable area. The Properties consist of 14 neighborhood and community shopping centers and 25 free-standing properties. The Company independently owns 18 of the free-standing properties and owns the other 7 through joint ventures (the "Joint Venture Properties"). As of December 31, 1998, approximately 98% of gross leasable area in the Portfolio was leased, and approximately 94% of the Company's base rental income was attributable to national and regional retailers. Such retailers include Kmart Corporation ("Kmart"), Borders, Inc. ("Borders"), Roundy's Inc. ("Roundy's") and Walgreen Co. ("Walgreen") which, as of December 31, 1998, collectively represented approximately 69% of current base rental income. See "Major Tenants." The Company was the developer of all 14 of the shopping centers and 20 of the 25 free-standing properties.

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

     The Company's headquarters are located at 31850 Northwestern Highway, Farmington Hills, MI 48334 and its telephone number is (248) 737-4190.

Description of Business

Objectives

     The Company's primary objectives are (i) to realize steady and predictable cash flows through the ownership of high quality properties leased primarily to national and regional retailers, and (ii) to maximize stockholder returns through the development or acquisition of additional properties. The Company intends to achieve these objectives by implementing the growth, operating and financial strategies outlined below.

o Developing or acquiring each property with the objective of holding it for long-term investment value.

o Developing or acquiring properties in what the Company considers to be attractive long-term locations. Such locations typically have (i) convenient access to transportation arteries with traffic count that is higher than average for the local market; (ii) concentrations of other retail properties; and (iii) demographic characteristics which are attractive to the retail tenant which will lease the property.

o Generally, purchasing land and beginning development of a property only upon the execution of a lease with a national or regional retailer on terms that provide a return on estimated cost which is attractive relative to the Company's cost of capital.

o Directing all aspects of development, including construction, design, leasing and management. Property management and the majority of the leasing activities are handled directly by Company personnel. The Company believes that this approach to development and management enhances the ability of the Company to develop and maintain assets of high construction quality which are designed, leased and maintained to maximize long-term value and enables it to operate efficiently.

     The Company believes that the relationships established by its principals with national and regional retailers as well as the financing relationships its principals have developed with lenders provide it with opportunities not generally available to its competitors, thereby providing the Company with an advantage in achieving its objectives.

Recent Developments

     During 1998 the Company completed the development of four (4) free-standing properties which added 66,496 square feet of gross leasable area to the Company's operating portfolio and cost approximately $12.7 million. Three (3) of the properties are leased to Walgreen and one (1) property is leased to Borders.

     On August 18, 1998 the Company acquired the Mt Pleasant Shopping Center, a community shopping center, located in Mt Pleasant, Michigan. The shopping center is anchored by national tenants, contains 241,458 square feet of gross leasable area and is 100% leased and occupied. The purchase price of $9,076,000 was established by an independent appraisal. Payment consisted of $8,385,000 in debt assumption, with the balance paid through the issuance of 35,588 Operating Partnership units. The sellers were Richard Agree, President and Chairman of the Company's Board of Directors and Edward Rosenberg, a Director of the Company. Mr. Agree and Mr. Rosenberg are limited partners in the Operating Partnership. The Company had managed this property since April 1994, the date of its initial public offering.

Major Tenants

           As of December 31, 1998, approximately 60% of the Company's gross leasable area, including the Joint Venture Properties, was leased to Kmart and Borders and approximately 52% of total annualized base rents was attributable to these tenants. At December 31, 1998, Kmart occupied approximately 40% of the Company's gross leasable area, including the Joint Venture Properties, and accounted for approximately 28% of the annualized base rent. At December 31, 1998 Borders occupied approximately 20% of the Company's gross leasable area, including the Joint Venture Properties, and accounted for approximately 24% of the annualized base rent. No other tenants account for more than 10% of gross leasable area or annualized base rent in 1998. The loss of any of these anchor tenants or the inability of any of them to pay rent could have an adverse effect on the Company's business.

Financing Strategy

     As of December 31, 1998, the Company's ratio of indebtedness to market capitalization was 52%. The Company intends to maintain a ratio of total debt (including construction and acquisition financing) to market capitalization of 65% or less. The Company plans to begin construction of additional pre-leased developments and may acquire additional properties that will initially be financed by its Credit Facility and Line of Credit (each as hereinafter defined). Management intends to periodically refinance short-term construction and acquisition financing with long-term debt and / or equity. Upon completion of refinancing, the Company intends to lower the ratio of total debt to market capitalization to 50% or less. Nevertheless, the Company may operate with debt levels or ratios that are in excess of 50% for extended periods of time prior to such refinancing.

     The Company may from time to time re-evaluate its borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market value of properties, growth and acquisition opportunities and other factors. However, there is no contractual limit on the Company's ratio of debt to total market capitalization and, accordingly, the Company may modify its borrowing policy and may increase or decrease its ratio of debt to market capitalization without shareholder approval.

Tax Status

     The Company has operated and intends to operate in a manner to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to maintain qualification as a REIT, the Company must, among other things, distribute at least 95% of its real estate investment trust income and meet certain other asset and income tests. Additionally, ownership of the Company, directly or constructively, by any single person is limited to 9.8% of the total number of outstanding shares, subject to certain exceptions. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income that meets certain criteria and is distributed annually to the stockholders.

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

Potential Environmental Risks

     Investments in real property create a potential for environmental liability on the part of the owner or operator of such real property. If hazardous substances are discovered on or emanating from a property, the owner or operator of the property (including the Company) may be held strictly liable for all costs and liabilities relating to such hazardous substances. The Company has had a Phase I environmental study (which involves inspection without soil sampling or ground water analysis) conducted on each Property by independent environmental consultants. Furthermore, the Company has adopted a policy of conducting a Phase I environmental study on each property it acquires.

     The Phase I environmental studies conducted by the Company have not revealed the existence of any hazardous substance or environmental liability on the Properties. In addition, the Company has no knowledge of any hazardous substances existing on the Properties in violation of any applicable laws; however, no assurance can be given that such substances are not located on any of the Properties. The Company carries no insurance coverage for the types of environmental risks described above.

     The Company believes that it is in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. The Company has not been notified by any governmental authority of any noncompliance, liability or other claim in connection with any of the Properties.

Employees

     As of March 15, 1999, the Company employed eight persons. Employee responsibilities include accounting, construction, leasing, property coordination and administrative functions for the Properties. The

Company's employees are not covered by a collective bargaining agreement and the Company considers its employee relations to be satisfactory.

Financial Information About Industry Segments

     The Company is in the business of development, acquisition and management of shopping centers and free-standing properties. The Company considers its activities to consist of a single industry segment. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information required in Item 1.

Item 2.    PROPERTIES

     The Properties consist of 14 neighborhood and community shopping centers and 25 free-standing properties. As of December 31, 1998, approximately 98% of GLA in the Portfolio was leased, and approximately 94% of the Company's base rental income was attributable to, national and regional retailers. Such retailers include Kmart, Borders, Roundy's and Walgreen which, at December 31, 1998, collectively represented approximately 69% of current base rental income.

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

                   Location of Properties in the Portfolio

                                   Total Gross        Percent of
                  Number of       Leasable Area     GLA Leased on
     State        Properties       (Sq. feet)      December 31, 1998
     -----        ----------      -------------    -----------------
   California         1               38,015              100%
   Florida            5 (1)          487,269               93
   Indiana            1 (1)           15,844              100
   Illinois           1               20,000              100
   Kansas             2               45,000              100
   Kentucky           1              135,009               95
   Michigan          16 (1)        1,846,617               99
   Nebraska           2 (1)           55,000              100
   Ohio               2              108,543              100
   Oklahoma           4 (1)           99,282              100
   Pennsylvania       1               37,004              100
   Wisconsin          3              523,036               99
                     --            ---------              ---
     Total/Average   39            3,410,619               98%
                     --            ---------              ---

(1) Includes Joint Venture Properties in which the Company owns interests ranging from 8% to 20%.

Community Shopping Centers

Fourteen of the Company's properties are community shopping centers ranging in size from 20,000 to 241,458 square feet of gross leasable area. The centers are located in 5 states as follows: Florida (2), Illinois (1), Kentucky (1), Michigan (7) and Wisconsin (3). The location, general character and primary occupancy information with respect to the community shopping centers at December 31, 1998 are set forth below:

Summary of Community Shopping Centers at December 31, 1998

                                                     (4)           Gross                (1)
                                Year                Land          Leasable           Annualized
                             Completed/             Area            Area                Base
Property Location             Expanded             (acres)        (Sq. Ft.)             Rent
-----------------------------------------------------------------------------------------------
Capital Plaza                   1978/               11.58          135,009            $375,568
  Frankfort, KY                  1991

Charleviox Commons               1991               14.79          137,375             657,495
  Charlevoix, MI

Chippewa Commons                 1991               16.37          168,311             897,783
  Chippewa Falls, WI

Iron Mountain Plaza              1991               21.20          176,352             850,223
  Iron Mountain, MI

Ironwood Commons                 1991               23.92          185,535             951,234
  Ironwood, MI

Marshall Plaza                   1990               10.74          119,279             641,055
  Marshall, MI

                            (2)             (3)
                          Average         Percent          Percent
                            Base         Leased at         Occupied         Anchor Tenants
                          Rent per       at Dec 31,       at Dec 31,      (Lease expiration/
Property Location         Sq. Ft.           1998             1998         Option expiration)
------------------------------------------------------------------------------------------------
Capital Plaza               $ 2.94           95%              95%        Kmart (2003/2053)
  Frankfort, KY                                                          Winn Dixie (2010/2035)
                                                                         Fashion Bug (2004/2024)

Charleviox Commons            4.97           96%              70%        Kmart (2015/2065)
  Charlevoix, MI                                                         Roundy's  (2011/2031)

Chippewa Commons              5.33          100%             100%        Kmart (2014/2064)
  Chippewa Falls, WI                                                     Roundy's  (2011/2031)
                                                                         Fashion Bug (2001/2021)

Iron Mountain Plaza           4.93           98%              78%        Kmart (2015/2065)
  Iron Mountain, MI                                                      Roundy's (2011/2031)
                                                                         Fashion Bug (2002/2022)

Ironwood Commons              5.13          100%             100%        Kmart (2015/2065)
  Ironwood, MI                                                           Super Value (2011/2036)
                                                                         J.C. Penney Co. (2006/2026)
                                                                         Fashion Bug (2002/2022)

Marshall Plaza                5.37          100%             100%        Kmart (2015/2065)
  Marshall, MI                                                           Fashion Bug (2002/2022)

                                                     (4)           Gross                (1)
                                Year                Land          Leasable           Annualized
                             Completed/             Area            Area                Base
Property Location             Expanded             (acres)        (Sq. Ft.)             Rent
-----------------------------------------------------------------------------------------------
Mt Pleasant Shopping            1973/               24.51          241,458          $1,051,625
  Center                         1997
    Mt. Pleasant, MI

North Lakeland Plaza             1987               16.67          171,334           1,319,496
  Lakeland, FL

Petoskey Town Center             1990               22.08          174,870             920,128
  Petoskey, MI

Plymouth Commons                 1990               16.30          162,031             867,369
  Plymouth, WI

Rapids Associates                1990               16.84          173,557             988,177
  Big Rapids, MI

Shawano Plaza                    1990               17.91          192,694           1,012,448
  Shawano, WI

West Frankfort Plaza             1982                1.45           20,000             109,500
  West Frankfort, IL

                            (2)             (3)
                          Average         Percent          Percent
                            Base         Leased at         Occupied         Anchor Tenants
                          Rent per       at Dec 31,       at Dec 31,      (Lease expiration/
Property Location         Sq. Ft.           1998             1998         Option expiration)
---------------------------------------------------------------------------------------------------
Mt Pleasant Shopping        $ 4.36         100%             100%        Kmart (2008/2048)
  Center                                                                J.C. Penney Co. (2000/2020)
    Mt. Pleasant, MI                                                    Staples, Inc. (2005/2025)
                                                                        Fashion Bug (2006/2026)

North Lakeland Plaza          7.70         100%             100%        Kmart (2011/2061)
  Lakeland, FL                                                          Best Buy (2013/2028)

Petoskey Town Center          5.59          94%              94%        Kmart (2015/2065)
  Petoskey, MI                                                          Roundy's  (2010/2030)
                                                                        Fashion Bug (2002/2022)

Plymouth Commons              5.47          98%              98%        Kmart (2015/2065)
  Plymouth, WI                                                          Roundy's  (2010/2030)
                                                                        Fashion Bug (2001/2021)

Rapids Associates             5.69         100%             100%        Kmart (2015/2065)
  Big Rapids, MI                                                        Roundy's  (2010/2030)
                                                                        Fashion Bug (2001/2021)

Shawano Plaza                 5.25         100%             100%        Kmart (2014/2064)
  Shawano, WI                                                           Roundy's  (2010/2030)
                                                                        J.C. Penney Co. (2005/2025)
                                                                        Fashion Bug (2001/2021)

West Frankfort Plaza          5.48         100%             100%        Fashion Bug (2002/2007)
  West Frankfort, IL


                                                          (4)           Gross                (1)
                                           Year          Land          Leasable           Annualized
                                        Completed/       Area            Area                Base
Property Location                        Expanded       (acres)       (Sq. Ft.)              Rent
-----------------------------------------------------------------------------------------------------
Winter Garden Plaza                        1988          22.34            228,476         $ 1,114,098
  Winter Garden, FL
                                                        ------          ---------         -----------
     Total/Average                                      236.70          2,286,281         $11,756,199
                                                        ======          =========         ===========
                                  (2)             (3)
                                Average         Percent          Percent
                                  Base         Leased at         Occupied          Anchor Tenants
                                Rent per       at Dec 31,       at Dec 31,       (Lease expiration/
Property Location               Sq. Ft.           1998             1998          Option expiration)
-------------------------------------------------------------------------------------------------------------

Winter Garden Plaza              $ 5.67           86%              58%        Kmart (2013/2063)
  Winter Garden, FL                                                           Food Lion (2009/2029)
                                                                              Sears Roebuck & Co. (2000/2010)
                                 ------           ---              ---
     Total/Average               $ 5.26           97%              91%
                                 ======           ===              ===

(1)  Total annualized base rents of the Company as of December 31, 1998

(2) Calculated as total annualized base rents, divided by gross leasable area actually leased as of December 31, 1998

(3) Roundy's does not currently occupy the space it leases at Iron Mountain Plaza (35,285 square feet, rented at a rate of $5.87 per square foot) and Charlevoix Commons (35,896 square feet, rented at a rate of $5.97 per square foot). Both of these leases expire in 2011 (assuming they are not extended by Roundy's). Sears, Roebuck & Co. leases but does not currently occupy, the 50,000 square feet it lease at Winter Garden Plaza. This lease expires in 2000 (assuming that it is not extended by Sears) and is rented at a rate of $5.00 per square foot. Walgreen does not currently occupy the space it leases at Winter Garden Plaza. This lease expires in 2000 (assuming it is not extended by Walgreen) and is rented at a rate of $8.50 per square foot.

(4) All community shopping centers except Capital Plaza (which is subject to a long-term ground lease expiring in 2053 from a third party) are wholly-owned by the Company.

              Annualized Base Rent of the Company's Properties

     The following is a breakdown of base rents in place at December 31, 1998 for each type of retail tenant:

                                                  Percent of
                            Annualized            Annualized
      Type of Tenant       Base Rent (1)          Base Rent
      --------------       -------------          ----------
   National (2)             $16,637,471              84%
   Regional (3)               1,974,313              10
   Local                      1,234,107               6
                            -----------             ---
     Total                  $19,845,891             100%
                            -----------             ---
--------------------
(1) Includes the Company's share of annualized base rent for each of the Joint Venture Properties.

(2) Includes the following national tenants: Kmart, Borders, Walgreen, Fashion Bug, Winn Dixie, Rite Aid, JC Penney, Avco Financial, GNC Group, Radio Shack, On Cue, Super Value, Maurices, Payless Shoes, Food Lion, Blockbuster Video, H&R Block, Sally Beauty, Jo Ann Fabrics, Staples, Best Buy, Dollar Tree, Sears, A&P, TGI Friday's and Circuit City.

(3) Includes the following regional tenants: Roundy's, Dunham's Sports, Brauns Fashions and Hollywood Video.


Free-Standing Properties

     Twenty-five (25) of the Properties are free-standing properties net leased to A&P (1), Borders (16), Circuit City Stores (1), Kmart (3) and Walgreen (4), which Properties contain, in the aggregate, approximately 1,124,000 square feet of gross leasable area. The free-standing properties range in size from 13,686 to 226,000 square feet of gross leasable area and are located in the following states: California (1), Florida (3), Indiana
(1), Kansas (2), Michigan (9), Nebraska (2), Ohio (2), Oklahoma (4) and Pennsylvania (1). Included in the Company's 25 retail properties are seven Joint Venture Properties in which the Company owns interests ranging from 8% to 20% and 18 wholly-owned Properties. The Company's eighteen (18) wholly owned free-standing Properties provide $7,395,373 of annualized base rent at an average base rent per square foot of $10.99 during the 12 months ended December 31, 1998. The Company (or the joint ventures in which the Company has an interest) own each of the twenty-five (25) free-standing properties in fee, except as indicated below. The location, general character and primary occupancy information with respect to the wholly-owned free-standing properties are set forth in the following table:

                    Wholly-Owned Free Standing Properties

                           Year                     Lease expiration
Tenant/Location         Completed     Total GLA    (Option expiration)
---------------         ---------     ---------    -------------------

A&P, Roseville, MI         1977        104,000     May 21, 2002 (2022)

Borders, (1)
  Aventura, FL             1996         30,000     Jan 31, 2016 (2036)
Borders, Columbus, OH      1996         21,000     Jan 23, 2016 (2036)
Borders,
  Monroeville, PA          1996         37,004     Nov 8, 2016 (2036)
Borders, Norman, OK        1996         24,641     Sep 20, 2016 (2036)
Borders, Omaha, NE         1995         30,000     Nov 3, 2015 (2035)
Borders,
 Santa Barbara, CA         1995         38,015     Nov 17, 2015 (2035)
Borders, Wichita, KS       1995         25,000     Nov 10, 2015 (2035)
Borders, (1)
   Lawrence, KS            1997         20,000     Nov 21, 2020 (2040)
Borders, Tulsa, OK         1998         25,000     Nov 21, 2020 (2040)

Circuit City Stores
   Boynton Beach, FL       1996         32,459     Dec 15, 2016 (2036)

Kmart, Grayling, MI        1984         52,320     Sep 30, 2009 (2059)
Kmart, Oscoda, MI          1984         90,470     Sep 30, 2009 (2059)
Kmart, (1)
  Perysburg, OH            1983         87,543     Oct 31, 2008 (2058)

Walgreen, Waterford, MI    1997         13,905     Feb 28, 2018 (2058)
Walgreen, Chesterfield, MI 1998         13,686     July 31, 2018 (2058)
Walgreen, Pontiac, MI      1998         13,905     Oct 31, 2018 (2058)
Walgreen, Grand Blanc, MI  1998         13,905     Feb 28, 2019 (2059)
                                       -------
       Total                           672,853
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


Joint Venture Properties

     During 1996, the Company developed or acquired seven free-standing Properties which are leased to Borders, including Borders' current corporate headquarters, its former headquarters building and Properties operated as Borders Books and Music. Each of these Properties is owned by a separate limited liability company or a limited partnership that is owned jointly by the Company and an affiliate of Borders (the "Joint Ventures"). The Company's economic interest in the Joint Ventures ranges from 8% to 20%. The financing for the development of the Joint

Venture Properties was provided through a financing facility established by Borders and its affiliates (the "Borders Financing Facility").

     The lease between Borders and each of the Joint Ventures has a term expiring October 16, 2002, unless the Borders Financing Facility is extended or earlier terminated. At any time during the term of the lease, Borders has the right to refinance the Property or to purchase the Property for various percentages of total project costs, provided that, prior to such refinancing or purchase, the Company may elect to provide alternative financing for the Property or purchase the Property and purchase the interest of the Borders' affiliate in the Joint Venture. In the event the Company elects to provide financing or to purchase the Property, and is subsequently unable to obtain the requisite financing, or in the event that the Company defaults in its development obligations to the Joint Venture, Borders may purchase the Property. If the Company provides refinancing or purchases the Property, the Company will be required to acquire the interest of the Borders' affiliate in the Joint Venture, and Borders and the Joint Venture will enter into a new lease providing for a term of 20 years, with four five-year extension options.

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

     The Company's investment in the seven Joint Venture properties currently yields approximately $690,000 annualized base rent. Of this amount, the Company estimates that approximately $125,000 is variable based on short-term financing. Under certain circumstances relating to refinancing of such assets, the rents paid pursuant to such leases are subject to adjustment. The following table provides additional information on the Joint Venture Properties.

                           Joint Venture Properties

                       The Company's
Tenant / Location        Interest        Total GLA    Lease Expirations
-----------------      -------------     ---------    -----------------
Borders, Inc.
  Ann Arbor, MI            11%            110,000     October 16, 2002
Borders, Inc.
  Ann Arbor, MI             8%            226,000     October 16, 2002
Borders, Inc.
  Boynton Beach, FL        12%             25,000     October 16, 2002
Borders, Inc.
  Indianapolis, IN          8%             15,844     October 16, 2002
Borders, Inc.
  Oklahoma City, OK        20%             24,641     October 16, 2002
Borders, Inc.
  Omaha, NE                18%             25,000     October 16, 2002
Borders, Inc.
  Tulsa, OK                15%             25,000     October 16, 2002
                                          -------
         Total                            451,485
                                          -------

Major Tenants

     The following table sets forth certain information with respect to the Company's major tenants:
                                   Annualized Base        Percent of Total
                      Number         Rent as of       Annualized Base Rent as
                    of Leases     December 31, 1998     of December 31, 1998
                    ---------     -----------------   -----------------------
Kmart                   16          $ 5,492,667                 28%
Borders                 16            4,805,680 (1)             24
Roundy's                 7            1,730,063                  9
Walgreen                 7            1,568,059                  8
                        --          -----------                 --
     Total              46          $13,596,469                 69%
                        --          -----------                 --
--------------
      (1) Includes the Company's percentage of base rent for each of the Joint Venture Properties

     Sixteen of the Properties are anchored by Kmart, a publicly-traded retailer with over 2,100 stores. Kmart's principal business is general merchandise retailing through a chain of department stores and it is one of the world's largest retailers based on sales volume. The Company derived approximately 28% of its base rental income for the year ended December 31, 1998 from, and approximately 33% of the Company's future minimum rentals are attributable to, Kmart.

     Borders Group, Inc. ("BGI"), is a leading global retailer of books, music and other information. BGI is the parent company of Borders, Inc., which operates 250 Borders superstores offering a broad selection of books and multi-media products. In addition, BGI owns Walden Book Company, Inc., which has approximately 900 Waldenbooks and Brentanos stores in malls, shopping centers and airports across the country. The Company derived approximately 24% of its base rental income for the year ended December 31, 1998 from, and approximately 31% of the Company's future minimum rentals are attributable to, Borders.

     Roundy's and its subsidiaries are engaged principally in the wholesale distribution of food and non-food products to supermarkets and warehouse food stores. The Company derived approximately 9% of its base rental income for the year ended December 31, 1998 from, and approximately 9% of the Company's future minimum rentals are attributable to, Roundy's.

     Walgreen is a leader of the U.S. chain drugstore industry and operates over 2,600 stores nationwide. The Company derived approximately 8% of its base rental income for the year ended December 31, 1998 from, and approximately 11% of the Company's future minimum rentals are attributable to, Walgreen.

Lease Expirations

     The following table shows lease expirations for the next 10 years for the Company's community shopping centers and wholly-owned free-standing properties, assuming that none of the tenants exercise renewal options.

                                    December 31, 1998
                                    -----------------
                       Gross Lesable Area      Annualized Base Rent
                       ------------------      --------------------
             Number
Expiration   of Leases  Square    Percent                 Percent
   Year      Expiring   Footage   of Total     Amount     of Total
----------   ---------  -------   --------     ------     --------
1999           11        55,510     1.88%     $ 480,651      2.51%

2000           22       222,063     7.50      1,602,884      8.36

2001           28       112,830     3.81        907,456      4.73

2002           22       210,090     7.10      1,161,250      6.06

2003           21       171,192     5.79        848,386      4.43

2004            3        12,700      .43         82,550       .43

2005            4        56,454     1.91        286,839      1.50

2006            4        60,404     2.04        351,965      1.84

2007            1         2,000      .07         18,000      0.09

2008            2       167,942     5.67        539,935      2.81
              ---     ---------    -----     ----------     -----
Total         118     1,071,185    36.20%    $6,279,916     32.76%
              ---     ---------    -----     ----------     -----

     Leases on the seven Joint Venture Properties are for an initial term through October 16, 2002. In the event a refinancing is consummated, Borders is required to enter into a twenty year net lease with a fixed lease rate.


Item 3.    LEGAL PROCEEDINGS

     The Company is not presently involved in any litigation nor, to management's knowledge, is any litigation threatened against the Company, except for routine litigation arising in the ordinary course of business which is expected to be covered by the Company's liability insurance.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 1998.


                                   Part II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "ADC". The following table sets forth the high and low sales prices of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape, and the dividends declared per share of Common Stock by the Company for each calendar quarter in the last two fiscal years. Dividends were paid in the periods immediately subsequent to the periods in which such dividends were declared.

Market Information                                 Dividends Per
                               High         Low    Common Share
                               ----         ---    ------------
Quarter Ended

  March 31, 1997              $22.250     $19.500      $0.45
  June 30, 1997               $21.125     $19.000      $0.45
  September 30, 1997          $22.063     $19.813      $0.46
  December 31, 1997           $21.875     $20.313      $0.46

  March 31, 1998              $22.750     $20.625      $0.46
  June 30, 1998               $20.875     $19.813      $0.46
  September 30, 1998          $20.063     $17.688      $0.46
  December 31, 1998           $19.625     $17.375      $0.46

     At December 31, 1998, there were 4,346,313 shares of the Company's Common Stock issued and outstanding which were held by approximately 270 stockholders of record. The stockholders of record do not reflect persons or entities who held their shares in nominee or "street" name.

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

     During the year ended December 31, 1998, there were no sales of unregistered securities by the Company, except the grant, under the Company's 1994 Stock Incentive Plan (the "Plan"), of 19,033 shares of restricted stock to certain employees of the Company. Such shares vest in equal annual installments over a five-year period from the date of the grant, but entitle the holder thereof to receive dividends from the date of the grant. On January 1, 1998 the Company redeemed 1,700 shares of restricted stock previously issued under the Plan.

Item 6.                   SELECTED FINANCIAL DATA

     The following table sets forth selected financial information for the Company and its predecessors on a historical basis and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere in this Form 10-K. The balance sheet data for the periods ended December 31, 1994 through December 31, 1998 and operating data for for each of the periods presented were derived from the audited financial statements of the Company and the Agree Predecessors.

                                                           (In thousands, except per share information)

                                                                                                     The Agree
                                                 Agree Realty Corporation                           Predecessors
                                          ----------------------------------------------------------------------
                                          Year         Year         Year       Year       April 22,   January 1,
                                          Ended        Ended        Ended      Ended      Through      Through
                                          Dec 31,      Dec 31,      Dec 31,    Dec 31,     Dec 31,     April 21,
Operating Data                             1998         1997         1996       1995        1994         1994
----------------------------------------------------------------------------------------------------------------
Total Revenue                            $  19,674    $  18,234   $  16,291   $  13,699   $   9,280    $   4,080
                                         ---------    ---------   ---------   ---------   ---------    ---------

Expenses
  Property expense (1)                       3,050        2,785       2,485       2,049       1,245          681
  General and administrative                 1,170        1,107       1,105         966         668          159
  Interest                                   5,231        5,552       6,101       4,335       2,972        2,584
  Depreciation and amortization              3,073        2,782       2,620       2,317       1,627          680
                                         ---------    ---------   ---------   ---------   ---------    ---------
        Total Expenses                      12,524       12,226      12,311       9,667       6,512        4,104
                                         ---------    ---------   ---------   ---------   ---------    ---------

Other Income (Expense) (2)                     168          155         653        --          (375)          85
                                         ---------    ---------   ---------   ---------   ---------    ---------
Income  before extraordinary
  item and minority interest                 7,318        6,163       4,633       4,032       2,393           61
Extraordinary Item - Early
  Extinguishment of Debt                      (319)        --          --          --        (2,139)        --
                                         ---------    ---------   ---------   ---------   ---------    ---------
Income  before Minority Interest             6,999        6,163       4,633       4,032         254           61
Minority Interest                              912          943         899         785          49         --
                                         ---------    ---------   ---------   ---------   ---------    ---------
Net Income                               $   6,087    $   5,220   $   3,734   $   3,247   $     205    $      61
                                         =========    =========   =========   =========   =========    =========

Funds from Operations                    $  11,055    $   9,581   $   7,076   $   6,389   $   4,544         --
                                         =========    =========   =========   =========   =========    =========
Number of Properties                            39           34          32          20          17           17
                                         =========    =========   =========   =========   =========    =========
Number of Square Feet                        3,411        3,103       3,068       2,470       2,377        2,377
                                         =========    =========   =========   =========   =========    =========
Per Share Data

Net income (3)                           $    1.40    $    1.41   $    1.41   $    1.23   $    0.08         --
                                         =========    =========   =========   =========   =========    =========
Cash dividends                           $    1.84    $    1.82   $    1.80   $    1.80   $    1.25         --
                                         =========    =========   =========   =========   =========    =========
Weighted average of common
  shares outstanding                         4,346        3,695       2,649       2,638       2,638         --
                                         =========    =========   =========   =========   =========    =========

Balance Sheet Data
Real Estate
  (before accumulated depreciation)      $ 166,921    $ 142,748   $ 132,474   $ 118,360   $  96,852
Total Assets                             $ 149,648    $ 130,492   $ 121,382   $ 108,928   $  89,653
Total debt, including accrued interest   $  85,650    $  65,419   $  88,252   $  73,741   $  54,431

-----------
(1) Property expense includes real estate taxes, property maintenance, insurance, utilities and land lease expense.

(2) Other income (expense) is composed of development fee income, gain on land sales, equity in net income (loss) of unconsolidated entities and reorganization costs.

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

Overview

     The Company was established to continue to operate and expand the retail property business of its predecessors. The Company commenced its operations on April 22, 1994 with the sale of 2,500,000 shares of common stock in its initial public offering. The net cash proceeds to the Company from the completion of this offering were approximately $45.4 million, which were used primarily to reduce outstanding indebtedness, pay stock issuance costs and establish a working capital reserve. On May 21, 1997, the Company completed a second offering of 1,625,000 shares of common stock at $20.625 per share; on June 18, 1997 the underwriters exercised their overallotment option for an additional 28,850 shares at the same per share price (collectively, "the 1997 Offering"). The net proceeds from the 1997 Offering of approximately $31.9 million were used to repay amounts outstanding under the Company's Credit Facility.

     The assets of the Company are held by, and all operations are conducted through, Agree Limited Partnership (the "Operating Partnership"), of which the Company is the sole general partner and held an 86.58% interest as of December 31, 1998. The Company is operating so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

     The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included elsewhere in this Form 10-K.

Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997

     Rental income increased $1,354,000, or 8%, to $17,506,000 in 1998, compared to $16,152,000 in 1997. The increase was the result of the development and acquisition of two Properties in 1997 and four Properties in 1998.

     Operating cost reimbursement, which represents additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of property operating expenses, increased $95,000, or 5%, to $2,092,000 in 1998, compared to $1,997,000 in 1997. Operating cost reimbursement increased due to the increase in real estate taxes and property operating expenses from 1997 to 1998, as explained below.

     Management fees and other income decreased $9,000, or 10%, to $76,000 in 1998, compared to $85,000 in 1997. The decrease was the result of a reduction in management fees due to the Company's acquisition of a property it previously managed.

     Real estate taxes increased $158,000, or 11%, to $1,556,000 in 1998 compared to $1,398,000 in 1997. The increase is the result of the addition of new properties.

     Property operating expenses (shopping center maintenance, insurance and utilities) increased $13,000, or 1%, to $948,000 in 1998 compared $935,000 in 1997. The increase was the result of decreased snow removal costs of $54,000; an increase in shopping center maintenance costs of $78,000; an increase in utility costs of $38,000; and a decrease in insurance costs of $49,000 in 1998 versus 1997.

     Land lease payments increased $93,000 to $545,000 in 1998 compared to $452,000 in 1997 as a result of the ground lease on the free standing Property in Lawrence, Kansas developed in 1997.

     General and administrative expenses increased $63,000, or 6%, to $1,170,000 in 1998 compared to $1,107,000 in 1997. The increase was primarily the result of an increase in compensation related expenses. General and administrative expenses as a percentage of rental income decreased from 6.9% for 1997 to 6.7% for 1998.

     Depreciation and amortization increased $291,000, or 10%, to $3,073,000 in 1998 compared to $2,782,000 in 1997. The increase was the result of the development and acquisition of six new Properties in 1997 and 1998.

     Interest expense decreased $321,000, or 9%, to $5,231,000 in 1998, from $5,552,000 in 1997. The decrease in interest expense was the result of the Company using the proceeds of the 1997 Offering to reduce the Company's indebtedness.

     Development fee income increased $119,000, to $176,000 in 1998, from $57,000 in 1997. Development fee income is not included in the Company's calculation of Funds from Operations, due to the non-recurring nature of this type of income.

     The Company recognized income of $103,000 on the sale of a parcel of land in 1997. There were no land sales in 1998.

     Equity in net loss of unconsolidated entities remained relatively constant at to $8,000 in 1998 compared to $6,000 in 1997.

     The Company recognized an extraordinary item of $319,000 in 1998 relating to the prepayment of a mortgage on a property located in Winter Garden, Florida. The costs represent a prepayment penalty of $93,000 and the write-off of deferred finance costs of $226,000. There were no extraordinary items in 1997.

     The Company's income before minority interest increased $835,000 as a result of the foregoing factors.

Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

     Rental income increased $1,702,000, or 12%, to $16,152,000 in 1997, compared to $14,450,000 in 1996. The increase was the result of the development and acquisition of five Properties in 1996 and two Properties in 1997.

     Operating cost reimbursements increased $236,000, or 13%, to $1,997,000 in 1997, compared to $1,761,000 in 1996. Operating cost reimbursement increased due to the increase in real estate taxes and property operating expenses from 1996 to 1997, as explained below.

     Management fees and other income remained relatively constant at $85,000 in 1997 compared to $81,000 in 1996.

     Real estate taxes increased $229,000, or 20%, to $1,398,000 in 1997 compared to $1,169,000 in 1996. The increase is the result of the addition of new properties.

     Property operating expenses (shopping center maintenance, insurance and utilities) decreased $45,000, or 5%, to $935,000 in 1997 compared $980,000 in 1996. The decrease was the result of decreased snow removal costs of $56,000; an increase in shopping center maintenance costs of $25,000; a decrease in utility costs of $6,000; and a decrease in insurance costs of $8,000 in 1997 versus 1996.

     Land lease payments increased $116,000 to $452,000 in 1997 compared to $336,000 in 1996 as a result of the ground lease on the free standing Property in Aventura, Florida acquired in April 1996.

     General and administrative expenses remained relatively constant at $1,107,000 in 1997 compared to $1,105,000 in 1996. General and administrative expenses as a percentage of rental income decreased from 7.6% for 1996 to 6.9% for 1997.

     Depreciation and amortization increased $162,000, or 6%, to $2,782,000 in 1997 compared to $2,620,000 in 1996. The increase was the result of the development of five new Properties in 1996.

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

     The following table illustrates the calculation of FFO for the years-ended December 31, 1998, 1997 and 1996:

Year ended December 31,                  1998         1997          1996
-----------------------                  ----         ----          ----
Income before extraordinary
  item and minority interest          $7,318,160   $6,163,510    $4,633,295
Depreciation of real estate assets     3,003,211    2,726,066     2,556,603
Amortization of leasing costs             52,542       40,504        52,033
Amortization of stock awards             156,106      113,380        82,873
Depreciation of real estate assets
  held in unconsolidated entities        700,880      698,141       345,972
Gain on sale of assets                       --      (103,270)      (84,688)
Development fee income                  (176,193)    ( 57,089)     (509,673)
                                     -----------    ----------   ----------
Funds from Operations                $11,054,706   $9,581,242    $7,076,415
                                     -----------    ----------   ----------
Weighted average shares and
  OP Units outstanding                 4,997,435    4,333,121     3,287,434
                                     -----------    ----------   ----------

     FFO increased $1,473,000 or 15% for the year ended December 31, 1998 to $11,055,000. FFO increased $2,505,000, or 35%, for the year ended December 31, 1997, to $9,581,000. The increase in FFO is primarily the result of the reduction in interest expense as a result of the completion of the 1997 Offering and the development and acquisition of six Properties in 1997 and 1998.

Liquidity and Capital Resources

     The Company's principal demands for liquidity are distributions to its stockholders, debt repayment, development of new properties and future property acquisitions.

     During the quarter ended December 31, 1998, the Company declared a quarterly dividend of $.46 per share. The dividend was paid on January 7, 1999 to holders of record on December 23, 1998.

     As of December 31, 1998, the Company had total mortgage indebtedness of $41,299,294 with a weighted average interest rate of 7.04%. Future scheduled annual maturities of mortgages payable for the years ending December 31 are as follows: 1999 - $8,138,507; 2000 - $698,354; 2001 - $748,838; 2002 -
$802,972; 2003 - $861,019. The mortgage debt is all fixed rate debt. The Company is currently in the process of obtaining replacement financing for the mortgage on its Lakeland, Florida property, which matures on April 1, 1999. The Company anticipates that the replacement financing in the amount of approximately $7,700,000 will be on terms similar to the current mortgage.

     In addition, the Operating Partnership has in place a $50 million line of credit facility (the "Credit Facility") which is guaranteed by the Company. The loan matures in August 2000 and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the lender's prime rate less 50 basis points to plus 13 basis points, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company's Properties which are not otherwise encumbered and properties to be acquired or developed. As of December 31, 1998, $35,158,232 was outstanding under the Credit Facility.

     The Company also has in place a $5 million line of credit (the "Line of Credit"), which matures on October 19, 1999, and which the Company expects to renew for an additional 12-month period. The Line of Credit bears interest at the lender's prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. The purpose of the Line of Credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of December 31, 1998, there were no outstanding borrowings under the Line of Credit.

     The Company's wholly-owned subsidiaries have obtained construction financing of approximately $7,300,000 to fund the development of two retail properties. The notes require quarterly interest payments, based on a weighted average interest rate based on LIBOR, computed by the lender. The notes mature on October 16, 2002 and are secured by the underlying land and buildings. As of December 31, 1998, $7,143,836 was outstanding under these notes.

     The Company has received funding from an unaffiliated third party for the construction of certain of its Properties. Advances under this arrangement bear no interest and are required to be repaid within sixty (60) days after the date construction has been completed. The advances are secured by the specific land and buildings being developed. As of December 31, 1998, $1,730,490 was outstanding under this arrangement.

     In December 1998, the Company completed development of one property that added 13,905 square feet of gross leasable area to its portfolio. The property is located in Grand Blanc, Michigan. The development of this retail project is expected to have a positive effect on cash generated by operating activities and Funds from Operations.

     The Company has one development project under construction that will add an additional 14,000 square feet of retail space to the Company's portfolio. The project is expected to be completed during the second quarter of 1999. Additional Company funding required for this project is estimated to be $1,316,000 and will come from the Credit Facility. Management expects the development of this project to have a positive effect on cash generated by operating activities and Funds from Operations.

     The Company intends to meet its short-term liquidity requirements, including capital expenditures related to the leasing and improvement of the Properties, through its cash flow provided by operations and the Line of Credit. Management believes that adequate cash flow will be available to fund the Company's operations and pay dividends in accordance with REIT requirements. The Company may obtain additional funds for future development or acquisitions through other borrowings or the issuance of additional shares of capital stock. The Company intends to incur additional debt in a manner consistent with its policy of maintaining a ratio of total debt (including construction and acquisition financing) to total market capitalization of 65% or less. The Company believes that these financing sources will enable the Company to generate funds sufficient to meet both its short-term and long-term capital needs.

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

Year 2000 Costs

     The Company's information system consists of a three station Windows NT network system. All accounting and property management functions are processed via Timberline Software, a nationally recognized provider of software to the real estate industry. The Company is currently assessing its significant business relationships with external parties, including its major tenants, to determine if their failure to be Year 2000 compliant would have a material adverse effect upon the Company. In the event that any of the Company's significant tenants, vendors, banks or others with whom it does business do not successfully and timely achieve Year 2000 compliance, the Company's operations may be affected. To date, nothing has come to the attention of management that leads it to conclude that the likelihood of such adverse effect reasonably exists. However, because the complexities involved, management cannot provide assurance that the Year 2000 issue will not have an impact of the Company's operations.

     The Company has completed a review of its information systems and believes its business technologies are fully compliant with any issues that may arise as a result of Year 2000 issues.

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

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS NO. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement, which is effective in fiscal year 2000, is not expected to have an impact on the Company's financial statements.

Item 7A    QUANTITATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent roll over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's' future financing requirements.

     Mortgages payable - As of December 31, 1998 the Company had two mortgages outstanding. The first mortgage in the amount of $33,600,000 bears interest at 6.875% until April 1999 at which time the rate changes to 7.00% per annum until November 2005 when the remaining balance is due. The second mortgage in the amount of $7,699,294 bears interest at 7.75% and matures on April 1, 1999. The Company expects to refinance this mortgage at a similar interest rate for a five or seven year period.

     Construction loans - As of December 31, 1998 the Company had
Construction loans outstanding of $8,874,326. Under the terms of the construction loans the Company bears no interest rate risk.

     Notes payable - As of December 31, 1998 the Company had $35,158,232 outstanding on its Secured Line-of-Credit all of which had a variable interest rate, based on LIBOR.

     The Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure.

     A 10% adverse change in interest rates on the portion of the Company's debt bearing interest at variable rates would result in an increase in interest expense of approximately $187,000.

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

                                   PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 10, 1999.

Item 11.   EXECUTIVE COMPENSATION

     Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 10, 1999.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 10, 1999.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 10, 1999.

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

4.1 Rights Agreement by and between Agree Realty Corporation and BankBoston, N.A. as Rights Agent Dated as of December 7, 1998 (incorporated by reference to exhibit 4.1 to Form 8-K filed on December 7, 1998)

10.1 Loan Modification Agreement, dated April 22, 1994, by and among Shawano Plaza, Plymouth Commons, Chippewa Commons and Nationwide Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the 1996 "Form 10-K"))

10.2 Loan Modification Agreement, dated April 22, 1994, by and among Rapids Associates, Marshall Plaza Phase Two, Petoskey Town Center, Charlevoix Commons and Nationwide Life Insurance Company (incorporated by reference to Exhibit 10.2 to the 1996 Form 10-K

10.3 Modification Agreement, dated as of March 28, 1994, by and between North Lakeland Plaza and the Travelers Indemnity Company (incorporated by reference to Exhibit 4.2 to Agree S-11)

10.4 Loan Agreement dated March 7, 1990, and Modification of Mortgage and Security Agreement, dated July 10, 1990, by and between Winter Garden Plaza and American United Life Insurance Company (incorporated by reference to Exhibit 4.4 to Agree S-11)

10.5 First Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of April 22, 1994, by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.6 to the 1996 Form 10-K)

10.6 Amended and Restated Registration Rights Agreement, dated July 8, 1994 by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K"))

10.7  +    1994 Stock Incentive Plan of the Company (incorporated by
           reference to Exhibit 10.8 to the 1996 Form 10-K)

10.8 Management Agreement, dated April 22, 1994, by and among Mt Pleasant Shopping Center, Angola Plaza, Shiloh Plaza and the Company (incorporated by reference to Exhibit 10.9 to the 1996 Form 10-K)

10.9 Contribution Agreement, dated as of April 21, 1994, by and among the Company, Richard Agree, Edward Rosenberg and the co-partnerships named therein (incorporated by reference to Exhibit 10.10 to the 1996 Form 10-K)

10.10 + Employment Agreement, dated April 22, 1994, by and between the Company and Richard Agree (incorporated by reference to Exhibit
           10.11 to the 1996 Form 10-K)

10.11 + Agree Realty Corporation Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to the 1996 Form 10-K)

10.12 Business Loan Agreement, dated as of September 21, 1995, by and between Agree Limited Partnership and Michigan National Bank (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K"))

10.13 Line of Credit Agreement by and among Agree Limited Partnership, the Company, the lenders parties thereto, and Michigan National Bank as Agent (incorporated by reference to Exhibit 10.10 to the 1995 10-K)

10.14 First amendment to $50 million line-of-credit agreement dated August 7, 1997 among Agree Realty Corporation and Michigan National Bank, as agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1997 (the September 1997 "Form 10-Q"))

10.15 First amendment to $5 million business loan agreement dated September 21, 1997 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to Exhibit 10.2 to the September 1997 Form 10-Q)

10.16 Second amendment to $50 million line-of-credit agreement dated November 17, 1997 among Agree Realty Corporation and Michigan National Bank, as agent

10.17 Second amendment to amended and restated $5 million business Loan agreement dated October 19, 1998 between Agree Limited Partnership and Michigan National Bank

27.1  *    Financial Data Schedule

-----------------------------------------------------------------------------

      *    Filed herewith

      +    Management contract or compensatory plan or arrangement

      (b)  Reports on Form 8-K

           During the three months ended December 31, 1998, the Company filed the following report on Form 8-K:

           Form 8-K dated December 7, 1998 related to the Company's adoption of a Shareholder Rights Agreement

                   [ THIS PAGE INTENTIONALLY LEFT BLANK ]

                                  SIGNATURES


     PURSUANT to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    AGREE REALTY CORPORATION


                                    By:      /s/ Richard Agree
                                           ---------------------------------
                                    Name:  Richard Agree
                                           President and Chairman of the
                                                Board of Directors
                                    Date:  March 23, 1999

     PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of March 1999.


By:        /s/ Richard Agree             By:      /s/ Farris G. Kalil
    ---------------------------------       ---------------------------------
    Richard Agree                           Farris G. Kalil
    President and Chairman of the           Director
      Board of Directors
    (Principal Executive Officer)
                                         By:      /s/ Michael Rotchford
                                             --------------------------------
                                             Michael Rotchford
                                             Director


By:        /s/ Kenneth R. Howe             By:    /s/ Ellis G. Wachs
   -----------------------------------       --------------------------------
   Kenneth R. Howe                           Ellis G. Wachs
   Vice President, Finance                   Director
     and Secretary
   (Principal Financial and
     Accounting Officer)
                                          By:    /s/ Gene Silverman
                                             --------------------------------
                                             Gene Silverman
By:        /s/ Edward Rosenberg              Director
   -----------------------------------
   Edward Rosenberg
   Director

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


Notes to Financial Statements                                           F-9


Schedule III - Real Estate and Accumulated Depreciation                 F-21

[ Letterhead of BDO Seidman, LLP ]


Report of Independent Certified Public Accountants


To the Board of Directors and Owners of
  Agree Realty Corporation
Farmington Hills, Michigan

We have audited the accompanying consolidated balance sheets of Agree Realty Corporation (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agree Realty Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.





                                                             BDO SEIDMAN, LLP

Troy, Michigan
February 12, 1999

                                                     Agree Realty Corporation

                                                  Consolidated Balance Sheets

-----------------------------------------------------------------------------




December 31,                                          1998             1997
---------------------------------------------------------------------------

Assets

Real Estate Investments (Notes 3, 4 and 5)
  Land                                       $  37,005,162    $  29,952,532
  Buildings                                    128,861,505      112,307,266
  Property under development                     1,054,335          488,651
                                             -------------    -------------
                                               166,921,002      142,748,449
  Less accumulated depreciation                (23,022,291)     (20,043,235)
                                             -------------    -------------
Net Real Estate Investments                    143,898,711      122,705,214

Cash and Cash Equivalents                          994,159        1,785,968

Accounts Receivable - Tenants                      645,052          473,918

Investments In and Advances To
  Unconsolidated Entities                        1,135,409        1,810,241

Unamortized Deferred Expenses
  Financing costs                                1,533,440        2,133,426
  Leasing costs                                    302,694          236,151

Other Assets                                     1,138,407        1,346,586
                                             -------------    -------------
                                             $ 149,647,872    $ 130,491,504
                                             =============    =============

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                                                  Consolidated Balance Sheets

-----------------------------------------------------------------------------

December 31,                                              1998             1997
-------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Mortgages Payable (Note 3)                       $  41,299,294    $  50,954,026

Construction Loans (Note 4)                          8,874,326        5,575,091

Notes Payable (Note 5)                              35,158,232        8,641,016

Dividends and Distributions Payable (Note 6)         2,309,136        2,284,792

Accrued Interest Payable                               318,362          248,742

Accounts Payable
  Capital expenditures                               1,444,517        1,516,379
  Operating                                            721,485          602,862

Tenant Deposits                                         48,606           51,240
                                                 -------------    -------------
Total Liabilities                                   90,173,958       69,874,148
                                                 -------------    -------------
Minority Interest (Note 7)                           6,047,843        5,651,347
                                                 -------------    -------------
Stockholders' Equity (Notes 6 and 8)
  Common stock, $.0001 par value; 20,000,000
    shares authorized; 4,346,313 and 4,328,980
    shares issued and outstanding                          435              433
  Additional paid-in capital                        62,873,987       62,503,487
  Deficit                                           (9,448,351)      (7,537,911)
                                                 -------------    -------------
Total Stockholders' Equity                          53,426,071       54,966,009
                                                 -------------    -------------
                                                 $ 149,647,872    $ 130,491,504
                                                 =============    =============

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                                            Consolidated Statements of Income

-----------------------------------------------------------------------------

Year Ended December 31,                               1998            1997            1996
------------------------------------------------------------------------------------------
Revenues
  Rental income                               $ 17,505,825    $ 16,152,240    $ 14,450,035
  Operating cost reimbursement                   2,091,633       1,997,087       1,760,681
  Management fees and other (Note 9)                76,094          84,840          80,752
                                              ------------    ------------    ------------
Total Revenues                                  19,673,552      18,234,167      16,291,468
                                              ------------    ------------    ------------
Operating Expenses
  Real estate taxes                              1,556,172       1,398,120       1,169,308
  Property operating expenses                      947,619         934,584         979,606
  Land lease payments                              545,194         452,106         336,083
  General and administrative                     1,170,122       1,106,816       1,104,861
  Depreciation and amortization                  3,073,469       2,782,083       2,620,274
                                              ------------    ------------    ------------
Total Operating Expenses                         7,292,576       6,673,709       6,210,132
                                              ------------    ------------    ------------
Income From Operations                          12,380,976      11,560,458      10,081,336
                                              ------------    ------------    ------------
Other Income (Expense)
  Interest expense                              (5,231,088)     (5,551,734)     (6,101,106)
  Development fee income                           176,193          57,089         509,673
  Equity in net income (loss) of
    unconsolidated entities                         (7,921)         (5,573)         58,704
  Gain on land sales                                    --         103,270          84,688
                                              ------------    ------------    ------------
Total Other Expense                             (5,062,816)     (5,396,948)     (5,448,041)
                                              ------------    ------------    ------------
Income Before Extraordinary Item and
  Minority Interest                              7,318,160       6,163,510       4,633,295
Extraordinary Item - Loss on Extinguishment
  of Debt (Note 10)                                319,422              --              --
                                              ------------    ------------    ------------
Income Before Minority Interest                  6,998,738       6,163,510       4,633,295

Minority Interest                                  911,962         943,287         899,323
                                              ------------    ------------    ------------
Net Income                                    $  6,086,776    $  5,220,223    $  3,733,972
                                              ============    ============    ============
Earnings Per Share (Note 2)
  Income before extraordinary item            $       1.46    $       1.41    $       1.41
  Extraordinary item                                   .06              --              --
                                              ------------    ------------    ------------
Earnings Per Share                            $       1.40    $       1.41    $       1.41
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

                                                     Agree Realty Corporation

                              Consolidated Statements of Stockholders' Equity

-----------------------------------------------------------------------------

                                                                     Common Stock           Additional
                                                              -------------------------        Paid-In
                                                                 Shares          Amount         Capital         Deficit
-----------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996                                      2,638,185    $        264   $ 29,890,292    $ (4,584,054)

Issuance of shares under the Stock Incentive Plan                11,290               1        170,616              --
Dividends declared for the year ended December 31, 1996,
  $1.80 per share                                                    --              --             --      (4,769,054)
Net income for the year ended December 31, 1996                      --              --             --       3,733,972
                                                              ---------    ------------   ------------    ------------
Balance, December 31, 1996                                    2,649,475             265     30,060,908      (5,619,136)

Issuance of shares under the Stock Incentive Plan                28,955               3        618,910              --
Issuance of common stock                                      1,653,850             165     31,888,031              --
Shares forfeited under the Stock Incentive Plan                  (3,300)             --        (64,362)             --
Dividends declared for the year ended December 31, 1997,
  $1.82 per share                                                    --              --             --      (7,138,998)
Net income for the year ended December 31, 1997                      --              --             --       5,220,223
                                                              ---------    ------------   ------------    ------------
Balance, December 31, 1997                                    4,328,980    $        433   $ 62,503,487    $ (7,537,911)

Issuance of shares under the Stock Incentive Plan                19,033               2        405,828              --
Shares redeemed under the Stock Incentive Plan                   (1,700)             --        (35,328)             --
Dividends declared for the year ended December 31, 1998,
  $1.84 per share                                                    --              --             --      (7,997,216)
Net income for the year ended December 31, 1998                      --              --             --       6,086,776
                                                              ---------    ------------   ------------    ------------
Balance, December 31, 1998                                    4,346,313    $        435   $ 62,873,987    $ (9,448,351)
                                                              =========    ============   ============    ============

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                                        Consolidated Statements of Cash Flows

-----------------------------------------------------------------------------

Year Ended December 31,                                                1998            1997            1996
-----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                                   $  6,086,776    $  5,220,223    $  3,733,972
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Depreciation                                                2,993,886       2,709,177       2,523,621
      Amortization                                                  511,407         483,267         505,089
      Write-off of deferred finance costs                           226,162              --              --
      Equity in net (income) loss of unconsolidated entities          7,921           5,573         (58,704)
      Minority interests                                            911,962         943,287         899,323
      Gain on land sales                                                 --        (103,270)        (84,688)
      Decrease (increase) in accounts receivable                   (171,134)        164,817         (12,455)
      Decrease (increase) in other assets                           405,404          (1,751)         (6,890)
      Increase (decrease) in accounts payable                       118,623         (89,119)         95,068
      Increase (decrease) in accrued interest                        69,620        (106,246)        165,732
      Increase (decrease) in tenant deposits                         (3,467)            846          (3,083)
                                                               ------------    ------------    ------------
Net Cash Provided By Operating Activities                        11,157,160       9,226,804       7,756,985
                                                               ------------    ------------    ------------
Cash Flows From Investing Activities
  Acquisition of real estate investments
    (including capitalized interest of $470,671
    in 1998, $117,892 in 1997 and $78,703 in 1996)              (13,688,468)     (8,727,691)    (13,577,181)
  Investments in and advances to
    unconsolidated entities - net                                   655,665           4,791      (1,761,901)
  Proceeds from sale of land                                             --         148,270         144,688
                                                               ------------    ------------    ------------
Net Cash Used In Investing Activities                           (13,032,803)     (8,574,630)    (15,194,394)
                                                               ------------    ------------    ------------

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                                        Consolidated Statements of Cash Flows

-----------------------------------------------------------------------------

Year Ended December 31,                                         1998            1997            1996
----------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Increase in line-of-credit                              26,517,216      16,275,009      21,638,574
  Payments of mortgages payable                          (15,830,943)     (2,709,973)       (306,526)
  Dividends and limited partners' distributions paid      (9,179,457)     (7,494,505)     (5,912,300)
  Proceeds from construction loans                         3,299,235       4,099,043       4,874,157
  Payment of related party payables                       (1,757,359)             --              --
  Payments of payables for capital expenditures           (1,338,399)       (596,794)     (1,637,861)
  Payment of note payable                                   (450,000)             --              --
  Payments of leasing costs                                  (83,131)        (84,898)        (53,764)
  Payments for financing costs                               (58,000)       (145,410)       (293,148)
  Redemption of restricted stock                             (35,328)             --              --
  Net proceeds from the issuance of common stock                  --      31,888,196              --
  Payment on line-of-credit                                       --     (31,250,375)             --
  Payment of construction loans                                   --      (9,140,888)    (11,861,006)
                                                        ------------    ------------    ------------
Net Cash Provided By Financing Activities                  1,083,834         839,405       6,448,126
                                                        ------------    ------------    ------------
Net Increase (Decrease) In Cash
  and Cash Equivalents                                      (791,809)      1,491,579        (989,283)
Cash and Cash Equivalents, beginning of year               1,785,968         294,389       1,283,672
                                                        ------------    ------------    ------------
Cash and Cash Equivalents, end of year                  $    994,159    $  1,785,968    $    294,389
                                                        ============    ============    ============
Supplemental Disclosure of Cash Flow Information
  Cash paid for interest (net of amounts capitalized)   $  4,790,000    $  5,313,000    $  5,551,000
                                                        ============    ============    ============
Supplemental Disclosure of Non-Cash Transactions
  Dividends and limited partners' distributions
    declared and unpaid                                 $  2,309,136    $  2,284,792    $  1,479,345
  Real estate investments financed with accounts
    payable                                             $  1,444,517    $  1,516,379    $    596,794
  Operating partnership units issued for purchase
    of real estate                                      $    691,119    $         --    $         --
  Shares issued under Stock Incentive Plan              $    405,830    $    618,913    $    170,617
  Shares retired under Stock Incentive Plan             $         --    $     64,362    $         --
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

                                                     Agree Realty Corporation

                                   Notes to Consolidated Financial Statements

-----------------------------------------------------------------------------

1.    The Company

Agree Realty Corporation (the "Company") is a self-administered, self-managed real estate investment trust which develops, acquires, owns and operates properties which are primarily leased to national and regional retail companies under net leases. At December 31, 1998, the Company's properties are comprised of fourteen shopping centers and eighteen single tenant retail facilities located in twelve states. In addition, the Company owns joint venture interests ranging from 8% to 20% in seven free-standing retail properties. During the year ended December 31, 1998, approximately 94% of the Company's base rental revenues were received from national and regional tenants under long-term leases, including approximately 28% from Kmart Corporation and 24% from Borders, Inc.

2.    Summary of
      Significant
      Accounting
      Policies

Principles of Consolidation

The consolidated financial statements of Agree Realty Corporation include the accounts of the Company, its majority-owned partnership, Agree Limited Partnership (the "Operating Partnership"), and its wholly-owned subsidiaries. The Company controlled, as the sole general partner, 86.58% and 87.16% of the Operating Partnership as of December 31, 1998 and 1997, respectively. All material intercompany accounts and transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Values of Financial Instruments

The carrying amounts of the Company's financial instruments, which consist of cash, cash equivalents, receivables, notes payable, accounts payable and long-term debt, approximate their fair values.

Valuation of Long-Lived Assets

Long-lived assets such as real estate investments are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required through December 31, 1998.

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

Accounts Receivable - Tenants

Accounts receivable from tenants reflect primarily reimbursement of specified common area expenses. No allowance for uncollectible accounts is considered necessary due to past collection results.

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

Minority Interest

This amount represents the limited partners' interest ("OP Units") of 13.42% (convertible into 673,547 shares) and 12.84% (convertible into 637,959 shares) in the Operating Partnership as of December 31, 1998 and 1997, respectively.

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

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") and began operating as such on April 22, 1994. As a result, the Company is not subject to federal income taxes to the extent that it distributes annually at least 95% of its taxable income to its shareholders and satisfies certain other requirements defined in the Code. Accordingly, no provision was made for federal income taxes in the accompanying consolidated financial statements.

The Company declared dividends per share of $1.84, $1.82, and $1.80 during the years ended December 31, 1998, 1997, and 1996, respectively; the dividends have been reflected for federal income tax purposes as follows:

                         1998     1997     1996
-----------------------------------------------
Ordinary income         $1.32    $1.20    $1.24
Return of capital         .52      .62      .56
                        -----    -----    -----
Total                   $1.84    $1.82    $1.80
                        =====    =====    =====

The aggregate federal income tax basis of Real Estate Investments is approximately $16.8 million less than the financial statement basis.

Comprehensive Income

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the year ended December 31, 1998, comprehensive income for the Company did not differ from net income.

Earnings Per Share

Earnings per share reflected in the consolidated statements of operations are presented for all periods in accordance with SFAS No. 128, "Earnings per Share". In connection therewith, any conversion of OP Units to common stock would have no effect on the earnings per share calculation since the allocation of earnings to an OP Unit is equivalent to earnings allocated to a share of common stock.

The following table sets forth the computation of basic and diluted earnings per share:

                                     1998           1997          1996
----------------------------------------------------------------------

Numerator
   Net income                   $6,086,776    $5,220,223    $3,733,972
   Income allocated to
     minority interests            911,962       943,287       899,323
                                ----------    ----------    ----------
Numerator for Basic and
   Diluted Earnings Per
   Share - Income Available
   to Shareholders
   After Assumed Conversions    $6,998,738    $6,163,510    $4,633,295
                                ==========    ==========    ==========
Denominator
   Weighted average shares
     outstanding                 4,346,313     3,695,162     2,649,475
   Weighted average OP Units
     outstanding,
     assuming conversion           651,122       637,959       637,959
                                ----------    ----------    ----------
Denominator for Basic
   Earnings Per Share -
   Adjusted Weighted
   Average Shares and
   Assumed Conversions           4,997,435     4,333,121     3,287,434
Employee Stock Options                 685         1,406            --
                                ----------    ----------    ----------
Denominator for Diluted
   Earnings Per Share            4,998,120     4,334,527     3,287,434
                                ==========    ==========    ==========


Reclassifications

Certain amounts in prior years' financial statements have been reclassified to conform with current year's presentation.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective in fiscal 2000, is not expected to have an impact on the Company's financial statements.

3.    Mortgages
      Payable

Mortgages payable consisted of the following:

December 31,                                                                          1998            1997
----------------------------------------------------------------------------------------------------------
Note payable in monthly installments of interest only at 6.875% per annum until April 1999; beginning May 1999, monthly installments of $249,750 including interest at 7.0% per annum, with the remaining balance then due November 2005; collateralized by related real estate and tenants'
  leases                                                                        $33,600,000    $33,600,000

Note payable in monthly installments of $62,881 including interest at 7.75%
  per annum, collateralized by related real estate and tenants' leases, final balloon installment scheduled to be due
  March 1999                                                                      7,699,294      7,850,740

Other, repaid during 1998 (also see Note 10)                                             --      9,503,286
                                                                                -----------    -----------
Total                                                                           $41,299,294    $50,954,026
                                                                                ===========    ===========

Future scheduled annual maturities of mortgages payable for years ending December 31, are as follows: 1999 - $8,138,507; 2000 - $698,354; 2001 -
$748,838; 2002 - $802,972; 2003 - $861,019 and $30,049,604 thereafter.

4.    Construction
      Loans

The Company's wholly-owned subsidiaries have obtained construction financing totalling approximately $7,300,000, which is available to fund the development of two retail properties. Quarterly interest payments are made based on LIBOR. The notes mature on October 16, 2002 and are secured by the related land and buildings. The Company owed $7,143,836 and $3,844,601 for these loans at December 31, 1998 and 1997, respectively.

The Company has also received funding from an unaffiliated third party for certain of its single tenant retail properties. Borrowings under this arrangement bear no interest and are required to be repaid within sixty (60) days after the date the construction has been completed. The advances are secured by the specific land and buildings being developed. As of December 31, 1998 and 1997, $1,730,490 was outstanding under this arrangement.

5.    Notes Payable

The Operating Partnership has entered into a $50 million line-of-credit agreement which is guaranteed by the Company. The agreement expires on August 7, 2000 and can be extended, at the option of the Company, for an additional three years. Advances under this credit facility bear interest within a range of either LIBOR plus 150 basis points to 213 basis points, or the bank's prime rate less 50 basis points to plus 13 basis points, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The credit facility is used to fund property acquisitions and development activities, and is secured by specific properties. At December 31, 1998 and 1997, $35,158,232 and $6,865,459 was outstanding under this facility, respectively.

In addition, the Company maintains a $5,000,000 line-of-credit agreement with a bank. Monthly interest payments are required, either at the bank's prime rate less 50 basis points, or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. At December 31, 1998 and 1997, $-0-and $1,775,557 was outstanding under this agreement, respectively.

6.    Dividends and
      Distributions
      Payable

On December 7, 1998, the Company declared a dividend of $.46 per share for the quarter ended December 31, 1998; approximately 28 percent of the dividend represented a return of capital. The holders of OP Units were entitled to an equal distribution per OP Unit held as of December 31, 1998. The dividends and distributions payable are recorded as liabilities in the Company's balance sheet at December 31, 1998. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners' minority interest. These amounts were paid on January 7, 1999.

7.    Minority
      Interest

The following summarizes the changes in minority interest since January 1, 1996:


Minority interest at January 1, 1996                       $ 6,118,017
Minority interests' share of income for
      the year ended December 31, 1996                         899,323
Distributions for the year ended December 31, 1996          (1,148,326)
                                                           -----------

Minority Interest at December 31, 1996                       5,869,014
Minority interests' share of income for the year
      ended December 31, 1997                                  943,287
Distributions for the year ended December 31, 1997          (1,160,954)
                                                           -----------

Minority Interest at December 31, 1997                       5,651,347
Acquisition of Mt. Pleasant Shopping Center (see Note 9)       691,119
Minority interests' share of income for the year
      ended December 31, 1998                                  911,962
Distributions for the year ended December 31, 1998          (1,206,585)
                                                           -----------

Minority Interest at December 31, 1998                     $ 6,047,843
                                                           -----------

8.    Issuance of
      Common Stock

During May and June 1997, the Company sold 1,653,850 shares of common stock. The cash proceeds (net of underwriting fees and related issuance costs) to the Company from the stock issuance sales were approximately $31.9 million, which was used to reduce outstanding indebtedness.

9.    Related Party
      Transactions

In August 1998 the Operating Partnership purchased the Mt. Pleasant Shopping Center. An independent appraisal determined the purchase price of $9,076,000. Payment consisted of $8,385,000 in debt assumption, with the balance paid through the issuance of 35,588 OP Units. The sellers are members of the Agree organization and are existing limited partners in the Operating Partnership.

The Company currently manages certain additional properties which are owned by certain officers and directors of the Company, but are not included in the consolidated financial statements. Income related to these activities is reflected as "Management fees and other" in the accompanying consolidated statements of income.

10.   Extraordinary
      Item

During the fourth quarter of 1998, the Company recognized an extraordinary loss related to loan prepayment penalties and the write-off of deferred financing costs for debt that was repaid prior to its scheduled due date.

11.   Stock Incentive
      Plan

The Company has established a stock incentive plan (the "Plan") under which 29,400 options were granted in April 1994. The options, which have an exercise price equal to the initial public offering price ($19.50/share), can be exercised in increments of 25% on each anniversary of the date of the grant. A total of 29,400 and 22,050 of the options were exercisable at December 31, 1998 and 1997, respectively. No options were exercised during either 1998 or 1997.

The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." However, since no compensation cost would have been recognized pursuant to SFAS No. 123 under the Plan in either 1998 or 1997, there is no effect on the Company's net income for these years.

12.   Restricted Stock

As part of the Company's stock incentive plan, restricted common shares are granted to certain employees. The restricted shares vest in increments of 20% per year for five years. Plan participants are entitled to receive the quarterly dividends on their respective restricted shares. The following table summarizes the restricted shares for the years ended December 31, 1998, 1997 and 1996:

                                                   1998         1997         1996
---------------------------------------------------------------------------------
Restricted shares outstanding January 1          49,445       23,790       12,500
Restricted shares granted during the year        19,033       28,955       11,290
Restricted shares redeemed during the year       (1,700)        --           --
Restricted shares forfeited during the year        --         (3,300)        --
                                              ---------    ---------    ---------
Restricted shares outstanding December 31        66,778       49,445       23,790
                                              =========    =========    =========
Compensation Expense Recorded Related to
      Restricted Common Shares                $ 156,106    $ 113,380    $  82,873
                                              =========    =========    =========

13.   Profit-Sharing
      Plan

The Company has a discretionary profit-sharing plan whereby it contributes to the plan such amounts as the Board of Directors of the Company determines. The participants in the plan cannot make any contributions to the plan. Contributions to the plan are allocated to the employees based on their percentage of compensation to the total compensation of all employees for the plan year. Participants in the plan become fully vested after six years of service. No contributions were made to the plan in 1998, 1997 or 1996.

14.   Rental Income

The Company leases premises in its properties to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years. The majority of leases provide for additional rents based on tenants' sales volume; however, such amounts earned by Agree historically have not been material.

As of December 31, 1998, the future minimum revenues for the next five years from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows (in thousands):

1999                          $ 18,885
2000                            18,399
2001                            17,168
2002                            16,072
2003                            15,110
Thereafter                     153,074
                              --------
Total                         $238,708
                              ========

Of these future minimum rentals, approximately 33% of the total is attributable to Kmart Corporation, approximately 31% is attributable to Borders, Inc. and approximately 11% is attributable to Walgreen Company. Kmart's principal business is general merchandise retailing through a chain of discount department stores, Borders is a major operator of book superstores in the United States and Walgreen operates in the U.S. chain drugstore industry.

15.   Lease
      Commitments

The Company has entered into certain land lease agreements for four of its properties. As of December 31, 1998, approximate future annual lease commitments under these agreements are as follows:

Year Ended December 31,
---------------------------------------
1999                        $   547,860
2000                            583,610
2001                            586,860
2002                            589,649
2003                            591,143
Thereafter                    7,183,012
                            ===========

16.   Interim Results
      (Unaudited)

The following summary represents the unaudited results of operations of the Company, expressed in thousands except per share amounts, for the periods from January 1, 1997 through December 31, 1998:

                               Three Months Ended
-------------------------------------------------------------------------------------
1998                             March 31,     June 30,   September 30,  December 31,
-------------------------------------------------------------------------------------
Revenues                          $4,720        $4,716        $4,974        $5,264
                                  ======        ======        ======        ======
Income before minority
      interest and extra-
      ordinary item               $1,753        $1,765        $1,955        $1,845

Extraordinary item                  --            --            --             319

Minority interest                    226           224           256           206
                                  ------        ------        ------        ------
Net Income                        $1,527        $1,541        $1,699        $1,320
                                  ======        ======        ======        ======
Earnings Per Share
      Income before extra-
        ordinary item             $  .35        $  .36        $  .39        $  .36
      Extraordinary item            --            --            --             .06
                                  ======        ======        ======        ======
Earnings Per Share                $  .35        $  .36        $  .39        $  .30
                                  ======        ======        ======        ======

                               Three Months Ended
-------------------------------------------------------------------------------------
1997                          March 31,     June 30,   September 30,  December 31,
-------------------------------------------------------------------------------------
Revenues                       $4,555        $4,476        $4,502        $4,701
                               ======        ======        ======        ======
Income before
      minority interest        $1,138        $1,479        $1,672        $1,874

Minority interest                 219           247           215           262
                               ------        ------        ------        ------
Net Income                     $  919        $1,232        $1,457        $1,612
                               ======        ======        ======        ======

Earnings Per Share             $  .34        $  .36        $  .34        $  .37
                               ======        ======        ======        ======





                           AGREE REALTY CORPORATION
           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 1998

==========================================================================================

Column A                       Column B                Column C                 Column D
--------                     ------------     --------------------------     -------------

                                                                                     Costs
                                                                               Capitalized
                                                                             Subsequent to
                                                     Initial Cost              Acquisition
                                              --------------------------      ------------
                                                            Building and      Building and
Description                   Encumbrance         Land      Improvements      Improvements
-------------------------------------------------------------------------------------------
Completed Retail Facilities
Borman Center, MI             $2,088,399      $  550,000      $  562,404      $1,066,115
Capital Plaza, KY              1,856,355           7,379       2,240,607         514,580
Charlevoix Commons, MI         3,981,600         305,000       5,152,992          46,718
Chippewa Commons, WI           5,103,840       1,197,150       6,367,560         168,783
Grayling Plaza, MI             1,297,339         200,000       1,778,657            --
Iron Mountain Plaza, MI        3,526,371         677,820       7,014,996         425,395
Ironwood Commons, MI           4,222,504         167,500       8,181,306         244,753
Marshall Plaza Two, MI         3,407,040            --         4,662,230          28,095
North Lakeland Plaza, FL       7,699,294       1,641,879       6,364,379         342,435
Oscoda Plaza, MI               1,445,003         183,295       1,872,854            --
Perrysburg Plaza, OH                --            21,835       2,291,651          31,000
Petoskey Town Center, MI       5,577,600         875,000       8,895,289          17,985
Plymouth Commons, WI           4,811,520         535,460       5,667,504         225,827
Rapids Associates, MI          5,120,640         705,000       6,854,790          27,767
Shawano Plaza, WI              5,597,760         190,000       9,133,934         101,471
West Frankfort Plaza, IL         383,225           8,002         784,077          36,807
Winter Garden Plaza, FL             --         1,631,448       8,459,024            --
Omaha Store, NE                2,155,200       1,705,619       2,053,615           2,152
Wichita Store, KS              1,740,332       1,039,195       1,690,644          24,666
Santa Barbara Store, CA        3,582,624       2,355,423       3,240,557           2,650

                                               Column E                          Column F       Column G     Column H
                              --------------------------------------------    -------------   -----------  ------------
                                                                                                                   Life
                                                                                                               on Which
                                     Gross Amount at Which Carried                                         Depreciation
                                           at Close of Period                                                 in Latest
                              --------------------------------------------                                       Income
                                              Building and                      Accumulated       Date of     Statement
                                  Land        Improvements         Total       Depreciation   Construction  is Computed
-----------------------------------------------------------------------------------------------------------------------
Completed Retail Facilities
Borman Center, MI             $   550,000      $ 1,628,519      $ 2,178,519      $   959,687      1977      40 Years
Capital Plaza, KY                   7,379        2,755,187        2,762,566        1,203,705      1978      40 Years
Charlevoix Commons, MI            305,000        5,199,710        5,504,710        1,060,081      1991      40 Years
Chippewa Commons, WI            1,197,150        6,536,343        7,733,493        1,381,980      1990      40 Years
Grayling Plaza, MI                200,000        1,778,657        1,978,657          671,035      1984      40 Years
Iron Mountain Plaza, MI           677,820        7,440,391        8,118,211        1,351,217      1991      40 Years
Ironwood Commons, MI              167,500        8,426,059        8,593,559        1,577,035      1991      40 Years
Marshall Plaza Two, MI               --          4,690,325        4,690,325          911,827      1990      40 Years
North Lakeland Plaza, FL        1,641,879        6,706,814        8,348,693        2,002,553      1987      40 Years
Oscoda Plaza, MI                  183,295        1,872,854        2,056,149          700,048      1984      40 Years
Perrysburg Plaza, OH               21,835        2,322,651        2,344,486          874,662      1983      40 Years
Petoskey Town Center, MI          875,000        8,913,274        9,788,274        1,772,817      1990      40 Years
Plymouth Commons, WI              535,460        5,893,331        6,428,791        1,189,401      1990      40 Years
Rapids Associates, MI             705,000        6,882,557        7,587,557        1,411,264      1990      40 Years
Shawano Plaza, WI                 190,000        9,235,405        9,425,405        1,971,129      1990      40 Years
West Frankfort Plaza, IL            8,002          820,884          828,886          330,786      1982      40 Years
Winter Garden Plaza, FL         1,631,448        8,459,024       10,090,472        2,120,041      1988      40 Years
Omaha Store, NE                 1,705,619        2,055,767        3,761,386          160,600      1995      40 Years
Wichita Store, KS               1,039,195        1,715,310        2,754,505          133,932      1995      40 Years
Santa Barbara Store, CA         2,355,423        3,243,207        5,598,630          253,367      1995      40 Years



Column A                       Column B                Column C                 Column D
--------                     ------------     --------------------------     -------------

                                                                                     Costs
                                                                               Capitalized
                                                                             Subsequent to
                                                     Initial Cost              Acquisition
                                              --------------------------      ------------
                                                            Building and      Building and
Description                   Encumbrance         Land      Improvements      Improvements
-------------------------------------------------------------------------------------------
 Monroeville, PA                 5,266,703       6,332,158       2,249,724            --
 Norman, OK                      1,525,867         879,562       1,626,501            --
 Columbus, OH                    1,743,848         826,000       2,336,791            --
 Aventura, FL                    1,786,038            --         3,173,121            --
 Boyton Beach, FL                4,107,424       3,103,942       2,043,122            --
 Lawrence, KS                    3,181,670            --         3,000,000         155,407
 Waterford, MI                        --           971,009       1,562,869          95,517
 Chesterfield Township, MI            --         1,350,590       1,757,830            --
 Grand Blanc, MI                      --         1,104,285       1,998,919            --
 Pontiac, MI                          --         1,144,190       1,808,955            --
 Mt. Pleasant Shopping
   Center, MI                         --           907,600       8,081,968            --
 Tulsa, OK                       3,962,166       1,100,000       2,394,512            --
                              ------------    ------------    ------------    ------------
Sub Total                       85,170,362      31,716,341     125,303,382       3,558,123
                              ------------    ------------    ------------    ------------
Retail Facilities
 Under Development
  Rochester, MI                    161,490       2,438,740         835,870            --
  Waterford, MI                       --           800,081         128,348            --
  Ypsilanti, MI                       --         2,050,000          78,257            --
  New Baltimore, MI                   --              --            11,860            --
                              ------------    ------------    ------------    ------------
                                   161,490       5,288,821       1,054,335            --
                              ------------    ------------    ------------    ------------
Total                         $ 85,331,852    $ 37,005,162    $126,357,717    $  3,558,123
                              ============    ============    ============    ============

                                               Column E                          Column F       Column G     Column H
                              --------------------------------------------    -------------   -----------  ------------
                                                                                                                   Life
                                                                                                               on Which
                                     Gross Amount at Which Carried                                         Depreciation
                                           at Close of Period                                                 in Latest
                              --------------------------------------------                                       Income
                                              Building and                      Accumulated       Date of     Statement
                                  Land        Improvements         Total       Depreciation   Construction  is Computed
-----------------------------------------------------------------------------------------------------------------------
 Monroeville, PA                 6,332,158       2,249,724       8,581,882         119,264         1996    40 Years
 Norman, OK                        879,562       1,626,501       2,506,063          91,297         1996    40 Years
 Columbus, OH                      826,000       2,336,791       3,162,791         170,387         1996    40 Years
 Aventura, FL                         --         3,173,121       3,173,121         214,847         1996    40 Years
 Boyton Beach, FL                3,103,942       2,043,122       5,147,064         106,225         1996    40 Years
 Lawrence, KS                         --         3,155,407       3,155,407          84,281         1997    40 Years
 Waterford, MI                     971,009       1,658,386       2,629,395          41,460         1997    40 Years
 Chesterfield Township, MI       1,350,590       1,757,830       3,108,420          21,973         1998    40 Years
 Grand Blanc, MI                 1,104,285       1,998,919       3,103,204            --           1998    40 Years
 Pontiac, MI                     1,144,190       1,808,955       2,953,145          11,306         1998    40 Years
 Mt. Pleasant Shopping
   Center, MI                      907,600       8,081,968       8,989,568         101,025         1973    40 Years
 Tulsa, OK                       1,100,000       2,394,512       3,494,512          23,059         1998    40 Years
                              ------------    ------------    ------------    ------------         ----    --------
Sub Total                       31,716,341     128,861,505     160,577,846      23,022,291
                              ------------    ------------    ------------    ------------
Retail Facilities
 Under Development
  Rochester, MI                  2,438,740         835,870       3,274,610            --           N/A          N/A
  Waterford, MI                    800,081         128,348         928,429            --           N/A          N/A
  Ypsilanti, MI                  2,050,000          78,257       2,128,257            --           N/A          N/A
  New Baltimore, MI                   --            11,860          11,860            --           N/A          N/A
                              ------------    ------------    ------------    ------------         ----    --------
                                 5,288,821       1,054,335       6,343,156           --
                              ------------    ------------    ------------    ------------
Total                         $ 37,005,162    $129,915,840    $166,921,002    $ 23,022,291
                              ============    ============    ============    ============

                           AGREE REALTY CORPORATION

                            NOTES TO SCHEDULE III
                              DECEMBER 31, 1998

-----------------------------------------------------------------------------


1)    Reconciliation of Real Estate Properties

      The following table reconciles the Real Estate Properties from January 1, 1996 to December 31, 1998:

                                              1998            1997             1996
-----------------------------------------------------------------------------------
Balance at January 1                 $ 142,748,449   $ 132,474,243    $ 118,360,268
Construction and acquisition costs      24,172,553      10,319,206       14,173,975
Sales                                         --           (45,000)         (60,000)
                                     -------------   -------------    -------------
Balance at December 31               $ 166,921,002   $ 142,748,449    $ 132,474,243
                                     =============   =============    =============

2)    Reconciliation of Accumulated Depreciation

      The following table reconciles the accumulated depreciation from January 1, 1996 to December 31, 1998:

                                           1998          1997          1996
---------------------------------------------------------------------------
Balance at January 1                $20,043,235   $17,339,353   $14,792,193
Current year depreciation expense     2,979,056     2,703,882     2,547,160
                                    -----------   -----------   -----------
Balance at December 31              $23,022,291   $20,043,235   $17,339,353
                                    ===========   ===========   ===========

3)    Tax Basis of Buildings and Improvements

      The aggregate cost of Building and Improvements for federal income tax purposes is approximately $1,358,000 less than the cost basis used for financial statement purposes.