Form 10-Q
period 1999-03-31
AGREE REALTY CORP
filed 1999-05-04
CIK 917251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1999


                                      OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from __________ to __________

                        Commission File Number 1-12928



                           Agree Realty Corporation
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



Maryland                                                          38-3148187
-----------------------------------------------------------------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                         Identification No.)



31850 Northwestern Highway, Farmington Hills, Michigan                48334
----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)



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


                        Yes                       No
                        |X|                      |_|

4,364,867 Shares of Common Stock, $.0001 par value, were outstanding as of May 4, 1999

                                                     Agree Realty Corporation

                                                                    Form 10-Q

                                                                        Index

-----------------------------------------------------------------------------


Part I:    Financial Information                                         Page

Item 1.    Interim Consolidated Financial Statements                        3

           Consolidated Balance Sheets as of March 31, 1999
             and December 31, 1998                                        4-5

           Consolidated Statements of Income for the
             three months ended March 31, 1999 and 1998                     6

           Consolidated Statement of Stockholders' Equity for the
             three months ended March 31, 1999                              7

           Consolidated Statements of Cash Flows for the
             three months ended March 31, 1999 and 1998                     8

           Notes to Consolidated Financial Statements                       9

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations              10-15


Part II:   Other Information

Item 1.    Legal Proceedings                                               16

Item 2.    Changes in Securities                                           16

Item 3.    Defaults Upon Senior Securities                                 16

Item 4.    Submission of Matters to a Vote of Security Holders             16

Item 5     Other Information                                               16

Item 6.    Exhibits and Reports on Form 8-K                                16

Signatures                                                                 17

                                                     Agree Realty Corporation

                                                Part I: Financial Information

-----------------------------------------------------------------------------



ITEM 1.           INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                     Agree Realty Corporation

                                      Consolidated Balance Sheets (Unaudited)

-----------------------------------------------------------------------------

                                                             March 31,     December 31,
                                                                  1999             1998
---------------------------------------------------------------------------------------

Assets

Real Estate Investments
   Land ..............................................   $  37,005,162    $  37,005,162
   Buildings .........................................     128,831,914      128,861,505
   Property under development ........................       1,944,874        1,054,335
                                                         -------------    -------------

                                                           167,781,950      166,921,002
   Less accumulated depreciation .....................     (23,842,383)     (23,022,291)
                                                         -------------    -------------

Net Real Estate Investments ..........................     143,939,567      143,898,711

Cash and Cash Equivalents ............................         253,806          994,159

Accounts Receivable - Tenants ........................         321,894          645,052

Investments In and Advances To Unconsolidated Entities       1,015,382        1,135,409

Unamortized Deferred Expenses
   Financing .........................................       1,741,390        1,533,440
   Leasing costs .....................................         304,008          302,694

Other Assets .........................................         853,514          761,066
                                                         -------------    -------------

                                                         $ 148,429,561    $ 149,270,531
                                                         =============    =============

         See accompanying notes to consolidated financial statements.


                                                     Agree Realty Corporation

                                      Consolidated Balance Sheets (Unaudited)

-----------------------------------------------------------------------------

                                                                       March 31,     December 31,
                                                                            1999             1998
-------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Mortgage Payable ...............................................   $  41,272,896    $  41,299,294

Construction Loans .............................................       8,915,033        8,874,326

Notes Payable ..................................................      36,058,232       35,158,232

Dividends and Distributions Payable ............................       2,317,670        2,309,136

Accrued Interest Payable .......................................         356,315          318,362

Accounts Payable
   Operating ...................................................         447,350          721,485
   Capital expenditures ........................................         340,695        1,444,517

Tenant Deposits ................................................          46,273           48,606
                                                                   -------------    -------------

Total Liabilities ..............................................      89,754,464       90,173,958
                                                                   -------------    -------------

Minority Interest ..............................................       5,982,908        6,047,843
                                                                   -------------    -------------

Stockholders' Equity
   Common stock, $.0001 par value; 20,000,000 shares authorized,
     4,364,867 and 4,346,313 shares issued and outstanding .....             436              435
   Additional paid-in capital ..................................      63,217,235       62,873,987
   Deficit .....................................................      (9,869,191)      (9,448,351)
                                                                   -------------    -------------

                                                                      53,348,480       53,426,071
Less:  unearned compensation - restricted stock ................        (656,291)        (377,341)
                                                                   -------------    -------------

Total Stockholders' Equity .....................................      52,692,189       53,048,730
                                                                   -------------    -------------

                                                                   $ 148,429,561    $ 149,270,531
                                                                   =============    =============

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                                Consolidated Statements of Income (Unaudited)

-----------------------------------------------------------------------------

                                                             Three Months Ended   Three Months Ended
                                                                 March 31, 1999       March 31, 1998
----------------------------------------------------------------------------------------------------

Revenues
   Rental income ................................................   $ 4,716,423          $ 4,170,541
   Operating cost reimbursement .................................       656,532              524,922
   Management fees and other ....................................         9,263               24,257
                                                                    -----------          -----------

Total Revenues ..................................................     5,382,218            4,719,720
                                                                    -----------          -----------

Operating Expenses
   Real estate taxes ............................................       422,412              360,625
   Property operating expenses ..................................       446,303              274,969
   Land lease payments ..........................................       136,915              141,921
   General and administrative ...................................       316,045              277,996
   Depreciation and amortization ................................       848,896              726,706
                                                                    -----------          -----------

Total Operating Expenses ........................................     2,170,571            1,782,217
                                                                    -----------          -----------

Income From Operations ..........................................     3,211,647            2,937,503
                                                                    -----------          -----------

Other Income (Expense)
   Interest expense, net ........................................    (1,386,685)          (1,240,673)
   Equity in net income (loss) of unconsolidated entities .......         6,934               (2,999)
   Development fee income .......................................            --               59,647
                                                                    -----------          -----------

Total Other Expense .............................................    (1,379,751)          (1,184,025)
                                                                    -----------          -----------

Income Before Minority Interest .................................     1,831,896            1,753,478

Minority Interest ...............................................       244,897              226,384
                                                                    -----------          -----------

Net Income ......................................................   $ 1,586,999          $ 1,527,094
                                                                    ===========          ===========

Earnings Per Share ..............................................   $       .36          $       .35
                                                                    ===========          ===========

Weighted Average Number of
   Common Shares Outstanding ....................................     4,364,867            4,346,313
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


                                                     Agree Realty Corporation

                   Consolidated Statement of Stockholders' Equity (Unaudited)

-----------------------------------------------------------------------------

                                                                                                                  Unearned
                                                               Common Stock     Additional                  Compensation -
                                                   ------------------------        Paid-In                      Restricted
                                                      Shares         Amount        Capital        Deficit           Stock
-------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999 ....................      4,346,313    $       435    $62,873,987    $(9,448,351)    $  (377,341)

Issuance of shares under
   Stock Incentive Plan .....................         18,554              1        343,248             --        (327,450)

Vesting of restricted stock .................             --             --             --             --          48,500

Dividends declared for the period
   January 1, 1999 to March 31, 1999 ........             --             --             --     (2,007,839)             --

Net income for the period
   January 1, 1999 to March 31, 1999 ........             --             --             --      1,586,999              --
                                                   ---------    -----------    -----------    -----------     -----------

Balance, March 31, 1999 .....................      4,364,867    $       436    $63,217,235    $(9,869,191)    $  (656,291)
                                                   =========    ===========    ===========    ===========     ===========

        See accompanying notes to consolidated financial statements.


                                                     Agree Realty Corporation

                            Consolidated Statements of Cash Flows (Unaudited)

-----------------------------------------------------------------------------

                                                                     Three Months Ended  Three Months Ended
                                                                         March 31, 1999      March 31, 1998
-----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income ......................................................        $ 1,586,999         $ 1,527,094
   Adjustments to reconcile net income to net cash provided
     by operating activities
       Depreciation ................................................            827,588             708,909
       Amortization ................................................            111,308             126,285
       Equity in net loss (income) of unconsolidated entities ......             (6,934)              2,999
       Minority interests ..........................................            244,897             226,384
       Decrease in accounts receivable .............................            323,158             114,461
       Increase in other assets ....................................            (53,255)            (22,804)
       Decrease in accounts payable ................................           (274,135)           (193,368)
       Increase in accrued interest ................................             37,953              33,233
       Increase (decrease) in tenant deposits ......................             (2,333)              1,667
                                                                            -----------         -----------
Net Cash Provided By Operating Activities ..........................          2,795,246           2,524,860
                                                                            -----------         -----------
Cash Flows From Investing Activities
   Acquisition of real estate investments
     (including capitalized interest of
     $147,000 in 1999 and $64,671 in 1998) .........................           (860,948)         (4,361,754)
   Investments in and advances to unconsolidated entities ..........            124,150             142,162
                                                                            -----------         -----------
Net Cash Used In Investing Activities ..............................           (736,798)         (4,219,592)
                                                                            -----------         -----------
Cash Flows From Financing Activities
   Dividends and limited partners' distributions paid ..............         (2,309,136)         (2,284,792)
   Net repayment of capital expenditures payables ..................         (1,088,024)           (454,411)
   Line-of-credit proceeds .........................................            900,000           3,032,928
   Payment of financing costs ......................................           (297,950)             (8,000)
   Construction loan proceeds ......................................             40,707             911,967
   Payments of mortgages payable ...................................            (26,398)            (88,497)
   Payment of leasing costs ........................................            (18,000)                 --
   Redemption of restricted stock ..................................                 --             (35,328)
                                                                            -----------         -----------
Net Cash Provided By (Used In) Financing Activities ................         (2,798,801)          1,073,867
                                                                            -----------         -----------
Net Decrease In Cash and Cash Equivalents ..........................           (740,353)           (620,865)
Cash and Cash Equivalents, beginning of period .....................            994,159           1,785,968
                                                                            -----------         -----------
Cash and Cash Equivalents, end of period ...........................        $   253,806         $ 1,165,103
                                                                            ===========         ===========
Supplemental Disclosure of Cash flow Information
   Cash paid for interest (net of amounts capitalized) .............        $ 1,263,185         $ 1,126,719
                                                                            ===========         ===========
Supplemental Disclosure of Non-Cash Transactions
   Dividends and limited partners' distributions declared and unpaid        $ 2,317,670         $ 2,292,765
   Shares issued under Stock Incentive Plan ........................        $   343,249         $   405,830
                                                                            ===========         ===========

        See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                                                Notes to Financial Statements

-----------------------------------------------------------------------------


1.  Basis of
    Presentation      The accompanying unaudited 1999 consolidated financial
                      statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
                      10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended
                      March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending
                      December 31, 1999, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December
                      31, 1998.

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

4.  Reclassification  Certain reclassifications were made to the December 31,
                      1998 balance sheet in order to conform with the presentation used as of March 31, 1999.

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------------

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

The assets of the Company are held by, and all operations are conducted through, Agree Limited Partnership (the "Operating Partnership"), of which the Company is the sole general partner and held an 86.63% interest as of March 31, 1999. The Company is operating so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Form 10-Q.

Comparison of Three Months Ended March 31, 1999 to Three Months Ended March 31, 1998

Rental income increased $546,000, or 13%, to $4,716,000 in 1999, compared to $4,170,000 in 1998. The increase was the result of the development and acquisition of five Properties in 1998.

Operating cost reimbursement, which represents additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of real estate taxes and property operating expenses, increased $131,000, or 25%, to $656,000 in 1999, compared to $525,000 in 1998.
Operating cost reimbursement increased due to the increase in real estate taxes and property operating expenses from 1998 to 1999, as explained below.

Management fees and other income decreased $15,000, or 62%, to $9,000 in 1999, compared to $24,000 in 1998. The decrease was the result of a reduction in management fees due to the Company's acquisition of a property it previously managed.

Real estate taxes increased $61,000, or 17%, to $422,000 in 1999 compared to $361,000 in 1998. The increase is the result of the addition of new properties.

Property operating expenses (shopping center maintenance, insurance and utilities) increased $171,000, or 62%, to $446,000 in 1999 compared $275,000 in 1998. The increase was the result of increased snow removal costs of $128,000 and an increase in shopping center maintenance costs of $43,000 in 1999 versus 1998.

Land lease payments remained relatively constant at $137,000 in 1999 compared to $142,000 in 1998.

General and administrative expenses increased $38,000, or 14%, to $316,000 in 1999 compared to $278,000 in 1998. The increase was primarily the result of an increase in compensation-related expenses. General and administrative expenses as a percentage of rental income remained constant at 6.7% for 1999 and 1998.

Depreciation and amortization increased $122,000, or 17%, to $849,000 in 1999 compared to $727,000 in 1998. The increase was the result of the development and acquisition of five properties in 1998.

Interest expense increased $146,000, or 12%, to $1,387,000 in 1999, from $1,241,000 in 1998. The increase in interest expense was the result of the Company's additional borrowing to finance its acquisition and development projects.

The Company received development fee income of $60,000 in 1998. There was no development fee income in 1999. The above amount was not included in the Company's calculation of Funds from Operations, due to the non-recurring nature of this type of income.

Equity in net income (loss) of unconsolidated entities increased $10,000 to $7,000 in 1999 compared to ($3,000) in 1998 as a result of decreased depreciation expense in 1999 related to certain of the Joint Venture Properties in which the Company holds interests ranging from 8% to 20%.

The Company's income before minority interest increased $78,000 as a result of the foregoing factors.

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

The following tables illustrate the calculation of FFO for the three months ended March 31, 1999 and 1998:

Three Months Ended March 31,                                                    1999               1998
-------------------------------------------------------------------------------------------------------
Net income before minority interest                                       $1,831,896        $ 1,753,478
Depreciation of real estate assets                                           827,525            703,534
Amortization of leasing costs                                                 16,686             17,796
Amortization of stock awards                                                  48,500             39,000
Depreciation of real estate assets held in unconsolidated entities           166,645            175,219
Development fee income                                                            --            (59,647)
                                                                          ----------        -----------
Funds from Operations                                                     $2,891,252        $ 2,629,380
                                                                          ==========        ===========
Weighted Average Shares and OP Units Outstanding                           5,038,414          4,984,272
                                                                          ==========        ===========

FFO increased $262,000, or 10%, for the three months ended March 31, 1999, to $2,891,000. The increase in FFO is primarily the result of the acquisition and development of five properties in 1998.





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

During the quarter ended March 31, 1999, the Company declared a quarterly dividend of $.46 per share. The dividend was paid on April 15, 1999 to holders of record on March 31, 1999.

As of March 31, 1999, the Company had total mortgage indebtedness of $41,272,896 with a weighted average interest rate of 6.90%. Future scheduled annual maturities of mortgages payable for the years ending March 31 are as follows: 2000 - $802,000; 2001 - $936,000; 2002 - $1,003,000; 2003 -
$1,076,000; 2004 - $1,154,000. This mortgage debt is all fixed rate debt.

On April 1, 1999 the Company obtained replacement financing for a mortgage on its Lakeland, Florida property. The mortgage is in the amount of $7,700,000, bears interest at 7.00%, and has a term of fourteen years, with a rate review at the end of the seventh year. The note requires principle and interest payments based on an amortization period of 18.5 years.

In addition, the Operating Partnership has in place a $50 million line of Credit Facility (the "Credit Facility") which is guaranteed by the Company.
The loan matures in August 2000 and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the bank's prime rate less 50 basis points to plus 13 basis points, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company's Properties which are not otherwise encumbered and properties to be acquired or developed. As of March 31, 1999, $35,158,232 was outstanding under the Credit Facility.






The Company also has in place a $5 million line of credit (the "Line of Credit"), which matures October 19, 1999, and which the Company expects to renew for an additional 12-month period. The Line of Credit bears interest at the bank's prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. The purpose of the Line of Credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of March 31, 1999, $900,000 was outstanding under the Line of Credit.

The Company's two wholly-owned subsidiaries have obtained construction financing of approximately $7,300,000 to fund the development of two retail properties. The notes require quarterly interest payments, based on a weighted average interest rate based on LIBOR, computed by the lender. The notes mature on October 16, 2002 and are secured by the underlying land and buildings. As of March 31, 1999, $7,184,543 was outstanding under these notes.

The Company has received funding from an unaffiliated third party for the construction of certain of its Properties. Advances under this agreement bear no interest and are required to be repaid within sixty (60) days after the date construction has been completed. The advances are secured by the specific land and buildings being developed. As of March 31, 1999, $1,730,490 was outstanding under this arrangement.

The Company has one development project under construction that will add an additional 14,000 square feet of retail space to the Company's portfolio. The project is expected to be completed during the second quarter of 1999.
Additional Company funding required for this project is estimated to be $540,000 and will come from the Credit Facility. Management expects the development of this project to have a positive effect on cash generated by operating activities and Funds from Operations.

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

Year 2000 Compliance

The Company's information system consists of a three station Windows NT network system. All accounting and property management functions are processed via Timberline Software, a nationally recognized provider of software to the real estate industry. The Company is currently assessing its significant business relationships with external parties, including its major tenants, to determine if their failure to be Year 2000 compliant would have a material adverse effect upon the Company. In the event that any of the Company's significant tenants, vendors, banks or others with whom it does business do not successfully and timely achieve Year 2000 compliance, the Company's operations may be affected. To date, nothing has come to the attention of management that leads it to conclude that the likelihood of such adverse effect reasonably exists. However, because the complexities involved, management cannot provide assurance that the Year 2000 issue will not have an impact on the Company's operations.

The Company has completed a review of its information systems and believes its business technologies are fully compliant with any issues that may arise as a result of Year 2000 issues

Inflation

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



Agree Realty Corporation




/s/ RICHARD AGREE
-----------------------------------------------
Richard Agree
President and Chief Executive Officer



/s/ KENNETH R. HOWE
------------------------------------------------
Kenneth R. Howe
Vice-President - Finance and Secretary
(Principal Financial Officer)




Date: May 4, 1999
------------------------------------------------


                                     17

