Form 10-Q
period 1999-06-30
AGREE REALTY CORP
filed 1999-08-06
CIK 917251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the quarterly period ended June 30, 1999


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


                                   Yes                   No
                                   |X|                  |_|

4,364,867 Shares of Common Stock, $.0001 par value, were outstanding as of August 2, 1999





                                                     Agree Realty Corporation

                                                                    Form 10-Q

                                                                        Index
-----------------------------------------------------------------------------



Part I: Financial Information                                           Page

Item 1.   Interim Consolidated Financial Statements                        3

          Consolidated Balance Sheets as of June 30, 1999
          and December 31, 1998                                          4-5

          Consolidated Statements of Operations for the
          six months ended June 30, 1999 and 1998                          6


          Consolidated Statements of Operations for the
          three months ended June 30, 1999 and 1998                        7


          Consolidated Statement of Stockholders' Equity
          for the six months ended June 30, 1999                           8


          Consolidated Statements of Cash Flows for the
          six months ended June 30, 1999 and 1998                          9


          Notes to Consolidated Financial Statements                      10

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        11-19


Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                             20


Part II:  Other Information

Item 1.   Legal Proceedings                                               21

Item 2.   Changes in Securities                                           21

Item 3.   Defaults Upon Senior Securities                                 21

Item 4.   Submission of Matters to a Vote of Security Holders             21

Item 5    Other Information                                               22

Item 6.   Exhibits and Reports on Form 8-K                                22

Signatures                                                                23

                                      2



                                                     Agree Realty Corporation

                                                Part I: Financial Information

-----------------------------------------------------------------------------

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
        -----------------------------------------




                                                     Agree Realty Corporation

                                      Consolidated Balance Sheets (Unaudited)

-----------------------------------------------------------------------------



                                                            June 30,        December 31,
                                                              1999             1998
                                                            --------        ------------
Assets
Real Estate Investments
  Land                                                   $  39,945,162    $  37,005,162
  Buildings                                                131,886,962      128,861,505
  Property under development                                   844,237        1,054,335
                                                         -------------    -------------
                                                           172,676,361      166,921,002
  Less accumulated depreciation                            (24,675,513)     (23,022,291)
                                                         -------------    -------------
Net Real Estate Investments                                148,000,848      143,898,711

Cash and Cash Equivalents                                       13,721          994,159

Accounts Receivable - Tenants                                  217,451          645,052

Investments In and Advances To Unconsolidated Entities         789,244        1,135,409

Unamortized Deferred Expenses
  Financing                                                  1,733,593        1,533,440
  Leasing costs                                                287,323          302,694

Other Assets                                                   807,928          761,066
                                                         -------------    -------------

                                                         $ 151,850,108    $ 149,270,531
                                                         =============    =============

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                                      Consolidated Balance Sheets (Unaudited)

-----------------------------------------------------------------------------


                                                                     June 30,       December 31,
                                                                        1999                1998
                                                                     --------       ------------
Liabilities and Stockholders' Equity

Mortgage Payable                                                  $  53,530,848    $  41,299,294

Construction Loans                                                   12,702,599        8,874,326

Notes Payable                                                        23,658,232       35,158,232

Dividends and Distributions Payable                                   2,317,670        2,309,136

Accrued Interest Payable                                                299,230          318,362

Accounts Payable
  Operating                                                             503,238          721,485
  Capital expenditures                                                  348,631        1,444,517

Tenant Deposits                                                          46,273           48,606
                                                                  -------------    -------------

Total Liabilities                                                    93,406,721       90,173,958
                                                                  -------------    -------------

Minority Interest                                                     5,945,454        6,047,843
                                                                  -------------    -------------
Stockholders' Equity
  Common stock, $.0001 par value; 20,000,000 shares authorized,
    4,364,867 and 4,346,313 shares issued and outstanding                   436              435
  Additional paid-in capital                                         63,217,235       62,873,987
  Deficit                                                           (10,111,947)      (9,448,351)
                                                                  -------------    -------------

                                                                     53,105,724       53,426,071
Less:  unearned compensation - restricted stock                        (607,791)        (377,341)
                                                                  -------------    -------------

Total Stockholders' Equity                                           52,497,933       53,048,730
                                                                  -------------    -------------

                                                                  $ 151,850,108    $ 149,270,531
                                                                  =============    =============

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                                Consolidated Statements of Income (Unaudited)

-----------------------------------------------------------------------------


                                   Six Months Ended     Six Months Ended
                                    June 30, 1999         June 30, 1998
                                   ----------------     ----------------

Revenues
  Rental income                     $  9,514,741       $  8,347,856
  Operating cost reimbursements        1,222,747          1,040,904
  Management fees and other               18,960             47,062
                                       ---------          ---------

Total Revenues                        10,756,448          9,435,822
                                      ----------          ---------

Operating Expenses
  Real estate taxes                      843,782            723,847
  Property operating expenses            662,393            524,611
  Land lease payments                    273,830            271,364
  General and administrative             670,813            547,379
  Depreciation and amortization        1,710,829          1,465,946
                                       ---------          ---------

Total Operating Expenses               4,161,647          3,533,147
                                       ---------          ---------

Income From Operations                 6,594,801          5,902,675
                                       ---------          ---------

Other Income (Expense)
  Interest expense, net               (2,780,187)        (2,438,725)
  Development fee income                  40,873             59,031
  Equity in net income  (loss) of
  unconsolidated entities                 13,869             (4,641)
                                       ---------          ---------

Total Other Expense                   (2,725,445)        (2,384,335)
                                       ---------          ---------

Income Before Minority Interest        3,869,356          3,518,340

Minority Interest                       (517,274)          (450,077)
                                       ---------          ---------

Net Income                          $  3,352,082       $  3,068,263
                                       =========          =========

Earnings Per Share                  $        .77       $        .71
                                       =========          =========

Weighted Average Number of
  Common Shares Outstanding            4,364,867          4,346,313
                                       =========          =========

         See accompanying notes to consolidated financial statements.


                                                     Agree Realty Corporation

                                Consolidated Statements of Income (Unaudited)
-----------------------------------------------------------------------------


                                    Three Months Ended     Three Months Ended
                                    June 30, 1999          June 30, 1998
                                    ------------------     ------------------

Revenues
  Rental income                       $ 4,798,318          $ 4,177,315
  Operating cost reimbursements           566,215              515,982
  Management fees and other                 9,697               22,805
                                      -----------          -----------

Total Revenues                          5,374,230            4,716,102
                                      -----------          -----------

Operating Expenses
  Real estate taxes                       421,370              363,222
  Property operating expenses             216,090              249,642
  Land lease payments                     136,915              129,443
  General and administrative              354,768              269,383
  Depreciation and amortization           861,933              739,240
                                      -----------          -----------

Total Operating Expenses                1,991,076            1,750,930
                                      -----------          -----------

Income From Operations                  3,383,154            2,965,172
                                      -----------          -----------

Other Income (Expense)
  Interest expense, net                (1,393,502)          (1,198,668)
  Development fee income                   40,873                 --
  Equity in net  income  (loss)  of
   unconsolidated entities                  6,935               (1,642)
                                      -----------          -----------

Total Other Expense                    (1,345,694)          (1,200,310)
                                      -----------          -----------

Income Before Minority Interest         2,037,460            1,764,862

Minority Interest                        (272,377)            (223,693)
                                      -----------          -----------

Net Income                            $ 1,765,083          $ 1,541,169
                                      ===========          ===========

Earnings Per Share                    $       .40          $       .36
                                      ===========          ===========

Weighted Average Number of
  Common Shares Outstanding             4,364,867            4,346,313
                                      ===========          ===========

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                   Consolidated Statement of Stockholders' Equity (Unaudited)

-----------------------------------------------------------------------------



                                                                                                 Unearned
                                              Common Stock          Additional             Compensation -
                                           ------------------        Paid-In                   Restricted
                                           Shares      Amount         Capital       Deficit         Stock
                                           ------      ------         -------       -------         -----

Balance, January 1, 1999                4,346,313      $   435    $62,873,987   $(9,448,351)    $(377,341)

Issuance of shares under
  Stock Incentive Plan                     18,554            1        343,248            --      (327,450)

Vesting of restricted stock                    --           --             --            --
                                                                                                   97,000

Dividends declared for the period
  January 1, 1999 to June 30, 1999             --           --             --    (4,015,678)           --


Net income for the period
  January 1, 1999 to June 30, 1999             --           --             --     3,352,082            --
                                        =========      =======    ===========   ============    =========
Balance, June 30, 1999                  4,364,867      $   436    $63,217,235   $(10,111,947)   $(607,791)
                                        =========      =======    ===========   ============    =========

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                            Consolidated Statements of Cash Flows (Unaudited)

-----------------------------------------------------------------------------


                                                               Six Months Ended  Six Months Ended
                                                                  June 30, 1999  June 30, 1998
                                                               ----------------  ----------------
Cash Flows From Operating Activities
  Net income                                                      $  3,352,082    $  3,068,263
  Adjustments  to reconcile  net income to net cash
  provided by operating activities
     Depreciation                                                    1,668,214       1,423,037
     Amortization                                                      320,615         337,886
     Equity in net (income) loss of unconsolidated entities            (13,869)          4,641
     Minority interests                                                517,274         450,077
     Decrease (increase) in accounts receivable                        427,601            (401)
     Increase in other assets                                          (65,476)       (117,484)
     Decrease in accounts payable                                     (218,247)       (142,713)
     Increase (decrease) in accrued interest                           (19,132)         12,607
     Increase (decrease) in tenant deposits                             (2,333)          1,667
                                                                   -----------       ---------

Net Cash Provided By Operating Activities                            5,966,729       5,037,580
                                                                   -----------       ---------

Cash Flows From Investing Activities
  Acquisition of real estate investments (including
  capitalized interest of $270,000 in 1999
  and $210,671 in 1998)                                             (5,755,359)     (7,240,378)
  Investments in and advances to unconsolidated entities               354,412         463,700
                                                                   -----------       ---------

Net Cash Used In Investing Activities                               (5,400,947)     (6,776,678)
                                                                   -----------       ---------

Cash Flows From Financing Activities
  Mortgage proceeds                                                 12,390,135            --
  Line-of-credit net borrowings (payments)                         (11,500,000)      4,232,928
  Dividends and limited partners' distributions paid                (4,626,807)     (4,577,558)
  Construction loan proceeds                                         3,828,273       2,145,822
  Net increase in (repayment of) capital expenditure payables       (1,080,087)       (555,890)
  Payment for financing costs                                         (381,153)         (8,000)
  Payments of mortgages payable                                       (158,581)       (178,981)
  Payment of leasing costs                                             (18,000)        (28,635)
  Redemption of restricted stock                                          --           (35,328)
                                                                   -----------       ---------

Net Cash Provided By (Used In) Financing Activities                 (1,546,220)        994,358
                                                                   -----------       ---------

Net Decrease In Cash and Cash Equivalents                             (980,438)       (744,740)
Cash and Cash Equivalents, beginning of period                         994,159       1,785,968
                                                                   -----------       ---------

Cash and Cash Equivalents, end of period                          $     13,721    $  1,041,228
                                                                   ===========       =========

Supplemental Disclosure of Cash flow Information
  Cash paid for interest (net of amounts capitalized)             $  2,625,406    $  2,243,230
                                                                   ===========       =========

Supplemental Disclosure of Non-Cash Transactions
  Dividends and limited  partners' distributions declared
     and unpaid                                                   $  2,317,670    $  2,292,765
  Shares issued under Stock Incentive Plan                        $    343,249    $    405,830
                                                                   ===========       =========

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                                   Notes to Consolidated Financial Statements

-----------------------------------------------------------------------------



1.   Basis of          The accompanying unaudited 1999 consolidated financial
     Presentation      statements have been prepared in accordance with
                       generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
                       Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December
                       31, 1998 has been derived from the audited consolidated financial statements at that date.
                       Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December
                       31, 1998.

2.   Earnings Per      Earnings per share has been computed by dividing the
     share             income by the Share weighted average number of common
                       shares outstanding. The amounts reflected in the consolidated statements of income are presented in accordance with Statement of Financial Accounting
                       Standards (SFAS) No. 128 "Earnings per Share"; the amounts of the Company's "basic" and "diluted" earnings per share (as defined in SFAS No. 128) are the same.

3.   Reclassifications Certain reclassifications were made to prior years'
                       financial statements to conform with the current years' presentation.


                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OEPRATIONS


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

   The assets of the Company are held by, and all operations are conducted through, Agree Limited Partnership (the "Operating Partnership"), of which the Company is the sole general partner and held an 86.63% interest as of June 30, 1999. The Company is operating so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

   The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Form 10-Q.

   Comparison of Six Months Ended June 30, 1999 to Six Months Ended June 30,
   1998

   Rental income increased $1,167,000, or 14%, to $9,515,000 in 1999, compared to $8,348,000 in 1998. The increase was the result of the development and acquisition of five properties in 1998 and one property in 1999.

   Operating cost reimbursements, which represent additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of real estate taxes and property operating expenses, increased $182,000, or 17%, to $1,223,000 in 1999, compared to $1,041,000 in 1998. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expenses from 1998 to 1999, as explained below.

   Management fees and other income decreased $28,000, or 60%, to $19,000 in 1999, compared to $47,000 in 1998. The decrease was the result of a reduction in management fees resulting from the Company's acquisition of a property it previously managed.

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------


Real estate taxes increased $120,000, or 17%, to $844,000 in 1999 compared to $724,000 in 1998. The increase is the result of the addition of new properties.

Property operating expenses (shopping center maintenance, insurance and utilities) increased $137,000, or 26%, to $662,000 in 1999 compared to $525,000 in 1998. The increase was the result of increased snow removal costs of $121,000 and an increase in shopping center maintenance costs of $16,000 in 1999 versus 1998.

Land lease payments remained relatively constant at $274,000 in 1999 compared to $271,000 in 1998.

General and administrative expenses increased $124,000, or 23%, to $671,000 in 1999 compared to $547,000 in 1998. The increase was primarily the result of an increase in compensation-related expenses and state and local taxes. General and administrative expenses as a percentage of rental income increased from 6.6% for 1998 to 7.1% in 1999.

Depreciation and amortization increased $245,000, or 17%, to $1,711,000 in 1999 compared to $1,466,000 in 1998. The increase was the result of the development and acquisition of five properties in 1998 and one property in 1999.

Interest expense increased $341,000, or 14%, to $2,780,000 in 1999, from $2,439,000 in 1998. The increase in interest expense was the result of the Company's additional borrowing to finance its continued acquisition and development of properties.

Development fee income decreased $18,000 or 31% to $41,000 in 1999, from $59,000 in 1998. This amount was not included in the Company's calculation of Funds from Operations due to the non-recurring nature of this type of income.

Equity in net income (loss) of unconsolidated entities increased $19,000 to $14,000 in 1999 compared to ($5,000) in 1998 as a result of decreased depreciation expense in 1999 related to certain of the Joint Venture Properties in which the Company holds interests ranging from 8% to 20%.

The Company's income before minority interest increased $351,000 as a result of the foregoing factors.


Comparison of Three Months Ended June 30, 1999 to Three Months Ended June 30,
1998


Rental income increased $621,000, or 15%, to $4,798,000 in 1999, compared to $4,177,000 in 1998. The increase was the result of the development and acquisition of five properties in 1998 and one property in 1999.

Operating cost reimbursements increased $50,000, or 10%, to $566,000 in 1999, compared to $516,000 in 1998. Operating cost reimbursements increased due primarily to the increase in real estate taxes from 1998 to 1999, as explained below.

Management fees and other income decreased $13,000, or 57%, to $10,000 in 1999, compared to $23,000 in 1998. The decrease was the result of a reduction in management fees resulting from the Company's acquisition of a property it previously managed.

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------


Real estate taxes increased $58,000, or 16%, to $421,000 in 1999 compared to $363,000 in 1998. The increase is the result of the addition of new properties.

Property operating expenses (shopping center maintenance, insurance and utilities) decreased $34,000, or 13%, to $250,000 in 1999 compared $216,000 in 1998. The decrease was the result of decreased snow removal costs of $7,000 and a decrease in shopping center maintenance costs of $27,000 in 1999 versus 1998.

Land lease payments remained relatively constant at $137,000 in 1999 compared to $129,000 in 1998.

General and administrative expenses increased $86,000, or 32%, to $355,000 in 1999 compared to $269,000 in 1998. The increase was primarily the result of an increase in compensation-related expenses and state and local taxes. General and administrative expenses as a percentage of rental income increased from 6.5% for 1998 to 7.4% in 1999.

Depreciation and amortization increased $123,000, or 17%, to $862,000 in 1999 compared to $739,000 in 1998. The increase was the result of the development and acquisition of five properties in 1998 and one property in 1999.

Interest expense increased $195,000, or 16%, to $1,394,000 in 1999, from $1,199,000 in 1998. The increase in interest expense was the result of the Company's additional borrowing to finance its continued acquisition and development of properties.

The Company received development fee income of $41,000 in 1999. This amount was not included in the Company's calculation of Funds from Operations, due to the non-recurring nature of this type of income. There was no development fee income in 1998.

Equity in net income (loss) of unconsolidated entities increased $9,000 to $7,000 in 1999 compared to ($2,000) in 1998 as a result of decreased depreciation expense in 1999 related to certain of the Joint Venture Properties in which the Company holds interests ranging from 8% to 20%.

The Company's income before minority interest increased $273,000 as a result of the foregoing factors.

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------


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

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------


   The following table illustrates the calculation of FFO for the six months and three months ended June 30, 1999 and 1998:

   Six Months Ended June 30,                                                1999           1998
                                                                        ----------      -----------
   Net income before minority interest                                  $3,869,356      $ 3,518,340
   Depreciation of real estate assets                                    1,668,088        1,418,884
   Amortization of leasing costs                                            33,371           37,285
   Amortization of stock awards                                             97,000           78,000
   Depreciation of real estate assets held in                              333,290          350,440
   unconsolidated entities
   Development fee income                                                  (40,873)         (59,031)
                                                                        ----------      -----------
   Funds from Operations                                                $5,960,232      $ 5,343,918
                                                                        ==========      ===========


   Weighted Average Shares and OP Units Outstanding                      5,038,414        4,984,272
                                                                        ==========      ===========


   FFO increased $616,000, or 12%, to $5,960,000. The increase in FFO is primarily the result of the acquisition and development of five properties in 1998 and one property in 1999.


   Three Months Ended June 30,                                              1999               1998
                                                                        ----------      -----------
   Net income before minority interest                                  $2,037,460      $ 1,764,862
   Depreciation of real estate assets                                      840,563          715,350
   Amortization of leasing costs                                            16,685           20,105
   Amortization of stock awards                                             48,500           39,000
   Depreciation  of  real  estate  assets  held  in                        166,645          175,221
   unconsolidated entities
   Development fee income                                                  (40,873)              --
                                                                        ----------      -----------
   Funds from Operations                                                $3,068,980      $ 2,714,538
                                                                        ==========      ===========
   Weighted Average Shares and OP Units Outstanding                      5,038,414        4,984,272
                                                                        ==========      ===========


   FFO increased $354,000 or 13%, to $3,069,000. The increase in FFO is primarily the result of the acquisition and development of five properties in 1998 and one property in 1999.

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

   During the quarter ended June 30, 1999, the Company declared a quarterly dividend of $.46 per share. The dividend was paid on July 15, 1999 to holders of record on June 30, 1999.

   During the quarter ended June 30, 1999, the Company completed the following transactions with regard to its financing and development activities:

o On April 1, 1999, the Company obtained replacement financing for a mortgage on its Lakeland, Florida property. The mortgage is in the amount of $7,700,000, bears interest at 7.00% and has a term of fourteen years, with a rate review at the end of the seventh year. The note requires monthly principal and interest payments in the amount of $61,948, based on an amortization period of 18.5 years.

o On April 30, 1999, the Company, through a wholly-owned subsidiary, obtained a construction loan on a property it is developing in Columbia, Maryland. The construction loan is in the amount of $4,456,955, bears interest at a weighted average interest rate based on LIBOR and matures on October 16, 2002. The note requires interest only payments during the term of the loan.

o On June 11, 1999, the Company, through a wholly owned subsidiary, obtained a construction loan on a property it is developing in Germantown, Maryland. The construction loan is in the amount of $4,138,248, bears interest at a weighted average interest rate based on LIBOR and matures on October 16, 2002. The note requires interest only payments during the term of the loan.

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------


o On June 27, 1999, the Company, through a wholly-owned subsidiary, obtained a trust mortgage secured by four properties the Company had previously developed. The mortgage is in the amount of $12,390,135, bears interest at 6.63%, and matures on February 5, 2017. The note requires monthly principal and interest payments in the amount of $99,598 based on an amortization period of 17.67 years.

   As of June 30, 1999, the Company had total mortgage indebtedness of $53,530,848 with a weighted average interest rate of 6.91%. Future scheduled annual maturities of mortgages payable for the years ending June 30 are as follows: 2000 - $1,222,896; 2001 - $1,361,477; 2002 -
   $1,458,286; 2003 - $1,561,984; 2004 - $1,673,060. This mortgage debt is all fixed rate debt.

   In addition, the Operating Partnership has in place a $50 million line of Credit Facility (the "Credit Facility") which is guaranteed by the Company. The loan matures in August 2000 and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the bank's prime rate less 50 basis points to plus 13 basis points, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company's Properties which are not otherwise encumbered and properties to be acquired or developed. As of June 30, 1999, $23,158,232 was outstanding under the Credit Facility.

   The Company also has in place a $5 million line of credit (the "Line of Credit"), which matures October 19, 1999, and which the Company expects to renew for an additional 12-month period. The Line of Credit bears interest at the bank's prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. The purpose of the Line of Credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of June 30, 1999, $500,000 was outstanding under the Line of Credit.

   The Company's wholly-owned subsidiaries have obtained construction financing of approximately $15,600,000 to fund the development of four retail properties. The notes require quarterly interest payments, based on a weighted average interest rate based on LIBOR, computed by the lender. The notes mature on October 16, 2002 and are secured by the underlying land and buildings. As of June 30, 1999, $10,972,109 was outstanding under these notes.

   The Company has received funding from an unaffiliated third party for the construction of certain of its Properties. Advances under this agreement bear no interest and are required to be repaid within sixty (60) days after the date construction has been completed. The advances are secured by the specific land and buildings being developed. As of June 30, 1999, $1,730,490 was outstanding under this arrangement.

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------


   The Company has three development projects under construction that will add an additional 68,000 square feet of retail space to the Company's portfolio. These projects are expected to be completed during the fourth quarter of 1999. Additional Company funding required for these projects is estimated to be $6,500,000 and will come from the Credit Facility and construction loans. Management expects the development of these projects to have a positive effect on cash generated by operating activities and Funds from Operations.

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

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------


   Inflation

   The Company's leases generally contain provisions designed to mitigate the adverse impact of inflation on net income. These provisions include clauses enabling the Company to pass through to tenants certain operating costs, including real estate taxes, common area maintenance, utilities and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. Certain of the Company's leases contain clauses enabling the Company to receive percentage rents based on tenants' gross sales, which generally increase as prices rise, and, in certain cases, escalation clauses, which generally increase rental rates during the terms of the leases. In addition, expiring tenant leases permit the Company to seek increased rents upon release at market rates if rents are below the then existing market rates.

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------


ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

   Mortgages payable - As of June 30, 1999 the Company had three mortgages outstanding. The first mortgage in the amount of $33,492,105 bears interest at 7.00%. The mortgage matures on November 15, 2005. The second mortgage in the amount of $7,648,608 bears interest at 7.00%. The mortgage matures on April 1, 2013 and is subject to a rate review after the 7th year (April 1, 2006). The third mortgage in the amount of $12,390,135 bears interest at 6.63%. The mortgage matures on February 5, 2017.

   Construction loans - As of June 30, 1999 the Company had Construction loans outstanding of $12,702,599. Under the terms of the construction loans the Company bears no interest rate risk.

   Notes Payable - As of June 30, 1999 the Company had $23,658,232 outstanding on its Line-of Credit which was subject to interest at a variable interest rate based on LIBOR.

   The Company does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.

   A 10% adverse change in interest rates on the portion of the Company's debt bearing interest at variable rates would result in an annual increase in interest expense of approximately $161,000.

                                                     Agree Realty Corporation

                                                                       Part I

-----------------------------------------------------------------------------


   Other Information

   Item 1.  Legal Proceedings
            None

   Item 2.  Changes in Securities
            None

   Item 3.  Defaults Upon Senior Securities
            None

   Item 4.  Submission of Matters to a Vote of Security Holders

           On May 10, 1999, the Company held its Annual Meeting of Stockholders. The following were the results of the meeting:

           The stockholders elected Richard Agree and Michael Rotchford as Directors until the annual meeting of stockholders in 2002 or until a successor is elected and qualified.

           The vote was as follows:

           Richard Agree
               Votes cast for               4,191,524
               Votes withheld                  36,749
               Not voting                     136,594

           Michael Rotchford
               Votes cast for               4,188,169
               Votes withheld                  40,104
               Not voting                     136,594

                                                     Agree Realty Corporation

                                                                      Part II

-----------------------------------------------------------------------------


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

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Agree S-11)

10.1    Assumption Agreement, Mortgage Modification and
        Amended and Restated Mortgage and Security Agreement, dated as of March 31, 1999 by Agree Limited
        Partnership to and in favor of Nationwide Life
        Insurance Company

10.2 Project Loan Agreement dated as of April 30, 1999 between Wilmington Trust Company not in its individual capacity, but solely as Owner Trustee and Agree - Columbia Crossing Project L.L.C.

10.3 Project Loan Agreement dated as of June 11, 1999 between Wilmington Trust Company not in its individual capacity, but solely as Owner Trustee and Agree - Milestone Center Project L.L.C.

10.4    Trust  Mortgage  dated as of June 27,  1999 From  Agree
        Facility No. 1, L.L.C. as Grantor to Manufacturers and Traders Trust Company

10.5 Employment Agreement, dated July 1, 1999, by and between the Company and Richard Agree

10.6 Employment Agreement dated July 1, 1999, by and between the Company and Kenneth R. Howe

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



   Agree Realty Corporation


   /s/ RICHARD AGREE
---------------------------------------
   Richard Agree
   President and Chief Executive Officer


   /s/ KENNETH R. HOWE
---------------------------------------
   Kenneth R. Howe
   Vice-President - Finance and Secretary
     (Principal Financial Officer)



   Date:    August 2, 1999
---------------------------------------

