Form 10-Q
period 1999-09-30
AGREE REALTY CORP
filed 1999-11-02
CIK 917251

Agree Realty Corporation











                                                Reviewed Financial Statements
                                                    and Supplemental Material
                                Nine Months Ended September 30, 1999 and 1998







               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

              For the quarterly period ended September 30, 1999


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


                          Yes                   No
                          |X|                  |_|


4,364,867 Shares of Common Stock, $.0001 par value, were outstanding as of November 1, 1999





                                                     Agree Realty Corporation

                                                                    Form 10-Q

                                                                        Index
-----------------------------------------------------------------------------


Part I: Financial Information                                           Page

Item 1.   Interim Consolidated Financial Statements                        3

          Consolidated Balance Sheets as of September 30,
          1999 and December 31, 1998                                     4-5

          Consolidated Statements of Operations for the
          nine months ended September 30, 1999 and 1998                    6

          Consolidated Statements of Operations for the
          three months ended September 30, 1999 and 1998                   7

          Consolidated Statement of Stockholders' Equity for
          the nine months ended September 30, 1999                         8

          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 1999 and 1998                                9

          Notes to Consolidated Financial Statements                      11

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                12-20

Part II:  Other Information

Item 1.   Legal Proceedings                                               21

Item 2.   Changes in Securities                                           21

Item 3.   Defaults Upon Senior Securities                                 21

Item 4.   Submission of Matters to a Vote of Security Holders             21

Item 5    Other Information                                               21

Item 6.   Exhibits and Reports on Form 8-K                                21

Signatures                                                                22

                                                     Agree Realty Corporation

                                                Part I: Financial Information

-----------------------------------------------------------------------------



ITEM 1.              INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                     Agree Realty Corporation

                                      Consolidated Balance Sheets (Unaudited)

-----------------------------------------------------------------------------


                                               September 30,    December 31,
                                                   1999            1998
                                               -------------    ------------
Real Estate Investments
   Land                                        $  39,945,162    $  37,005,162
   Buildings                                     132,933,208      128,861,505
   Property under development                      2,061,823        1,054,335
                                               -------------    -------------

                                                 174,940,193      166,921,002
   Less accumulated depreciation                 (25,502,738)     (23,022,291)
                                               -------------    -------------

Net Real Estate Investments                      149,437,455      143,898,711

Cash and Cash Equivalents                             14,082          994,159

Accounts Receivable - Tenants                        291,506          645,052

Investments In and Advances To
  Unconsolidated Entities                            619,434        1,135,409

Unamortized Deferred Expenses
   Financing                                       1,677,586        1,533,440
   Leasing costs                                     270,637          302,694

Other Assets                                         608,978          761,066
                                               -------------    -------------

                                               $ 152,919,678    $ 149,270,531
                                               =============    =============

         See accompanying notes to consolidated financial statements

                                                     Agree Realty Corporation

                                      Consolidated Balance Sheets (Unaudited)

-----------------------------------------------------------------------------


                                           September 30,     December 31,
                                               1999              1998
                                           -------------     ------------

Liabilities and Stockholders' Equity

Mortgage Payable                           $  53,251,879    $  41,299,294

Construction Loans                            13,726,102        8,874,326

Notes Payable                                 24,108,232       35,158,232

Dividends and Distributions Payable            2,317,670        2,309,136

Accrued Interest Payable                         263,261          318,362

Accounts Payable
   Operating                                     301,085          721,485
   Capital expenditures                          705,225        1,444,517

Tenant Deposits                                   52,073           48,606
                                           -------------    -------------

Total Liabilities                             94,725,527       90,173,958
                                           -------------    -------------

Minority Interest                              5,905,656        6,047,843
                                           -------------    -------------

Stockholders' Equity
   Common stock, $.0001 par value;
      20,000,000 shares authorized;
      4,364,867 and 4,346,313 shares
      issued and outstanding                         436              435
   Additional paid-in capital                 63,217,235       62,873,987
   Deficit                                   (10,369,885)      (9,448,351)
                                           -------------    -------------

                                              52,847,786       53,426,071
Less:  unearned compensation -
  restricted stock                              (559,291)        (377,341)
                                           -------------    -------------

Total Stockholders' Equity                    52,288,495       53,048,730
                                           -------------    -------------

                                           $ 152,919,678    $ 149,270,531
                                           =============    =============


        See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                                Consolidated Statements of Income (Unaudited)

-----------------------------------------------------------------------------


                                      Nine Months Ended    Nine Months Ended
                                      September 30, 1999   September 30, 1998
                                      ------------------   ------------------

Revenues
   Rental income                         $ 14,425,946         $ 12,791,131
   Operating cost reimbursements            1,787,645            1,553,175
   Management fees and other                   32,430               65,912
                                         ------------         ------------

Total Revenues                             16,246,021           14,410,218
                                         ------------         ------------

Operating Expenses
   Real estate taxes                        1,268,606            1,108,647
   Property operating expenses                891,491              717,187
   Land lease payments                        408,578              408,279
   General and administrative               1,044,816              836,644
   Depreciation and amortization            2,566,930            2,239,264
                                         ------------         ------------

Total Operating Expenses                    6,180,421            5,310,021
                                         ------------         ------------

Income From Operations                     10,065,600            9,100,197
                                         ------------         ------------

Other Income (Expense)
   Interest expense, net                   (4,237,986)          (3,796,523)
   Development fee income                      40,873              175,520
   Equity in net income (loss)
     of unconsolidated entities                20,804               (6,281)
                                         ------------         ------------

Total Other Expense                        (4,176,309)          (3,627,284)
                                         ------------         ------------

Income Before Minority Interest             5,889,291            5,472,913

Minority Interest                            (787,309)            (705,883)
                                         ------------         ------------

Net Income                               $  5,101,982         $  4,767,030
                                         ------------         ------------

Earnings Per Share                       $       1.17         $       1.10
                                         ------------         ------------

Weighted Average Number of
   Common Shares Outstanding                4,364,867            4,363,313
                                         ============         ============


        See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                                Consolidated Statements of Income (Unaudited)

-----------------------------------------------------------------------------


                                      Three Months Ended   Three Months Ended
                                      September 30, 1999   September 30, 1998
                                      ------------------   ------------------

Revenues
   Rental income                          $ 4,911,205         $ 4,443,275
   Operating cost reimbursements              564,898             512,271
   Management fees and other                   13,470              18,850
                                          -----------         -----------

Total Revenues                              5,489,573           4,974,396
                                          -----------         -----------

Operating Expenses
   Real estate taxes                          424,824             384,800
   Property operating expenses                229,098             192,576
   Land lease payments                        134,748             136,915
   General and administrative                 374,003             289,265
   Depreciation and amortization              856,101             773,318
                                          -----------         -----------

Total Operating Expenses                    2,018,774           1,776,874
                                          -----------         -----------

Income From Operations                      3,470,799           3,197,522
                                          -----------         -----------

Other Income (Expense)
   Interest expense, net                   (1,457,799)         (1,357,798)
   Equity in net income (loss) of
     unconsolidated entities                    6,935              (1,640)
   Development fee income                        --               116,489
                                          -----------         -----------

Total Other Expense                        (1,450,864)         (1,242,949)
                                          -----------         -----------

Income Before Minority Interest             2,019,935           1,954,573

Minority Interest                            (270,035)           (255,806)
                                          -----------         -----------

Net Income                                $ 1,749,900         $ 1,698,767
                                          -----------         -----------

Earnings Per Share                        $       .40         $       .39
                                          -----------         -----------

Weighted Average Number of
   Common Shares Outstanding                4,364,867           4,346,313
                                          ===========         ===========

        See accompanying notes to consolidated financial statements.


                                                     Agree Realty Corporation

                   Consolidated Statement of Stockholders' Equity (Unaudited)

-----------------------------------------------------------------------------


                                                                                      Unearned
                                    Common Stock        Additional                  Compensation-
                                ------------------       Paid-In                     Restricted
                                  Shares    Amount       Capital         Deficit       Stock
                                ---------   ------    ------------    ------------  -------------

Balance, January 1, 1999        4,346,313    $ 435    $ 62,873,987    $ (9,448,351)  $(377,341)

Issuance of shares under
   Stock Incentive Plan            18,554        1         343,248            --      (327,450)

Vesting of restricted stock          --       --              --              --       145,500

Dividends declared for
   the period January 1,
   1999 to  September 30, 1999       --       --              --        (6,023,516)       --

Net income for the period
   January 1, 1999 to
   September 30, 1999                --       --              --         5,101,982        --
                                ---------    -----    ------------    ------------   ---------

Balance, September 30, 1999     4,364,867    $ 436    $ 63,217,235    $(10,369,885)  $(559,291)
                                =========    =====    ============    ============   =========

See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                                   Notes to Consolidated Financial Statements

-----------------------------------------------------------------------------


                                                      Nine Months Ended    Nine Months Ended
                                                      September 30, 1999   September 30, 1998
                                                      ------------------   ------------------

Cash Flows From Operating Activities
   Net income                                            $  5,101,982         $  4,767,030
   Adjustments to reconcile net
     income to net cash provided by
     operating activities
       Depreciation                                         2,503,007            2,176,576
       Amortization                                           482,423              387,580
       Equity in net (income) loss
         of unconsolidated entities                           (20,804)               6,281
       Minority interests                                     787,309              705,883
       Decrease in accounts receivable                        353,546              136,052
       Decrease (increase) in other assets                    124,096              (20,803)
       Decrease in accounts payable                          (420,400)            (374,352)
       Increase (decrease) in accrued interest                (55,101)              59,833
       Increase in tenant deposits                              3,467                1,667
                                                         ------------         ------------

Net Cash Provided By Operating Activities                   8,859,525            7,845,757
                                                         ------------         ------------

Cash Flows From Investing Activities
   Acquisition of real estate investments
     (including capitalized interest of
     $343,000 in 1999 and $340,671 in 1998)                (8,019,191)         (10,696,266)
   Investments in and advances to
     unconsolidated entities                                  528,345              489,417
                                                         ------------         ------------

Net Cash Used In Investing Activities                      (7,490,846)         (10,206,849)
                                                         ------------         ------------

Cash Flows From Financing Activities
   Mortgage proceeds                                       12,390,135                 --
   Line-of-credit net borrowings (payments)               (11,050,000)          14,182,928
   Dividends and limited partners'
     distributions paid                                    (6,944,478)          (6,870,322)
   Construction loan proceeds                               4,851,776            3,068,771
   Net increase in (repayment of) capital
      expenditure payables                                   (723,493)            (412,880)
   Payments of mortgages payable                             (437,550)          (6,447,710)
   Payments for financing costs                              (417,146)              (8,000)
   Payment of leasing costs                                   (18,000)             (28,635)
   Payment of related party payables                             --             (1,757,359)
   Payment of note payable                                       --               (450,000)
                                                         ------------         ------------

Net Cash Provided By (Used In) Financing Activities        (2,348,756)           1,241,465
                                                         ------------         ------------

Net Decrease In Cash and Cash Equivalents                    (980,077)          (1,119,637)
Cash and Cash Equivalents, beginning of period                994,159            1,785,968
                                                         ------------         ------------

Cash and Cash Equivalents, end of period                 $     14,082         $    666,331
                                                         ------------         ------------

Supplemental Disclosure of Cash flow Information
   Cash paid for interest (net of amounts capitalized)   $  4,029,030         $  3,457,367
                                                         ------------         ------------

Supplemental Disclosure of Non-Cash Transactions
   Dividends and limited partners' distributions
     declared and unpaid                                 $  2,317,670         $  2,309,136
   Shares issued under Stock Incentive Plan              $    343,249         $    405,830
   Operating partnership units issued for
     purchase of real estate
                                                                 --           $    691,119
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

                                                     Agree Realty Corporation

                                               Notes to  Financial Statements

-----------------------------------------------------------------------------


1. Basis of
   Presentation      The accompanying unaudited 1999 consolidated financial
                     statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
                     10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date. Operating results for the nine months ended
                     September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending
                     December 31, 1999, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31,
                     1998.

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

The assets of the Company are held by, and all operations are conducted through, Agree Limited Partnership (the "Operating Partnership"), of which the Company is the sole general partner and held an 86.63% interest as of September 30, 1999. The Company is operating so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Form 10-Q.


Comparison of Nine Months Ended September 30, 1999 to
Nine Months Ended September 30, 1998

Rental income increased $1,635,000, or 13%, to $14,426,000 in 1999, compared to $12,791,000 in 1998. The increase is primarily the result of the development of five properties in 1998 and one property in 1999.

Operating cost reimbursements, which represent additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of the property's operating expenses, increased $235,000, or 15%, to $1,788,000 in 1999, compared to $1,553,000 in 1998. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expenses from 1998 to 1999 as explained below.

Management fees and other income decreased $34,000, or 51%, to $32,000 in 1999, compared to $66,000 in 1998. The decrease was the result of a reduction in management fees resulting from the Company's acquisition of a property it previously managed.

Real estate taxes increased $160,000, or 14%, to $1,269,000 in 1999 versus $1,109,000 in 1998. The increase is the result of the addition of new properties.

Property operating expenses (shopping center maintenance, insurance and utilities) increased $174,000, or 24%, to $891,000 in 1999 versus $717,000 in
1998. The increase was the result of increased snow removal costs of $126,000; an increase in shopping center maintenance costs of $40,000; a increase in utility costs of $4,000 and an increase in insurance costs of $4,000 in 1999 versus 1998.

Land lease payments remained constant at $408,000 in 1999 and 1998.

General and administrative expenses increased by $208,000, or 25%, to $1,045,000 in 1999 versus $837,000 in 1998. The increase was primarily the result of an increase in compensation-related expenses, property management expenses and state and local taxes. General and administrative expenses as a percentage of rental income increased from 6.5% for 1998 to 7.2% in 1999.

Depreciation and amortization increased $328,000, or 15%, to $2,567,000 in 1999 versus $2,239,000 in 1998. This increase was the result of the completion of five new properties and the acquisition of one property.

Interest expense increased $441,000, or 12%, to $4,238,000 in 1999, from $3,797,000 in 1998. The increase in interest expense was the result of the Company's additional borrowing to finance its continued acquisition and development of properties.

Development fee income decreased $135,000, to $41,000 in 1999, from $176,000 in 1998. The above amount was not included in the Company's calculation of Funds from Operations due to the non-recurring nature of this type of income.

Equity in net income (loss) of unconsolidated entities increased $27,000 to $21,000 in 1999 versus ($6,000) in 1998 as a result of decreased depreciation expense in 1999 related to certain of the Joint Venture Properties in which the Company holds interests ranging from 8% to 20%.

The Company's income before minority interest increased $416,000 as a result of the foregoing factors.


Comparison of Three Months Ended September 30, 1999 to
Three Months Ended September 30, 1998

Rental income increased $468,000, or 11%, to $4,911,000 in 1999, compared to $4,443,000 in 1998. The increase is primarily the result of the development and acquisition of four properties in 1998 and one property in 1999.

Operating cost reimbursements increased $53,000, or 10%, to $565,000 in 1999, compared to $512,000 in 1998. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expenses from 1998 to 1999 as explained below.

Management fees and other income decreased $6,000, or 29%, to $13,000 in 1999, compared to $19,000 in 1998. The decrease was the result of a reduction in management fees resulting from the Company's acquisition of a property it previously managed.

Real estate taxes increased $40,000, or 10%, to $425,000 in 1999 versus $385,000 in 1998. The increase is the result of the addition of new properties.

Property operating expense (shopping center maintenance, insurance and utilities) increased $36,000, or 19% to $229,000 in 1999 versus $193,000 in 1998. The increase was the result of increased snow removal costs of $5,000 and an increase in shopping center maintenance costs of $31,000 in 1999 versus 1998.

Land lease payments remained relatively constant at $135,000 in 1999 compared to $137,000 in 1998.

General and administrative expenses increased $85,000, or 29%, to $374,000 in 1999 compared to $289,000 in 1998. The increase was primarily the result of an increase in compensation-related expenses, property management expenses and state and local taxes. General and administrative expenses as a percentage of rental income increased from 6.5% for 1998 to 7.6% in 1999.

Depreciation and amortization increased $83,000, or 11%, to $856,000 in 1999 versus $773,000 in 1998. The increase was the result of the development and acquisition of four properties in 1998 and one property in 1999.

Interest expense increased $100,000, or 7%, to $1,458,000 in 1999, from $1,358,000 in 1998. The increase in interest expense was the result of the Company's additional borrowing to finance its continued acquisition and development of properties.

The Company received development fee income of $116,000 in 1998. This amount was not included in the Company's calculation of Funds from Operations due to the non-recurring nature of this type of income. There was no development fee income in 1999.

Equity in net income (loss) of unconsolidated entities increased $9,000 to $7,000 in 1999 compared to ($2,000) in 1998 as a result of decreased depreciation expense in 1999 related to certain of the Joint Venture Properties in which the Company holds interests ranging from 8% to 20%.

The Company's income before minority interest increased $65,000 as a result of the foregoing factors.

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

The following table illustrates the calculation of FFO for the nine months and three months ended September 30, 1999 and 1998:


Nine Months Ended September 30,                        1999           1998
-------------------------------                        ----           ----
Net income before minority interest                $ 5,889,291    $ 5,472,913
Depreciation of real estate assets                   2,502,747      2,171,229
Amortization of leasing costs                           50,057         54,253
Amortization of stock awards                           145,500        117,000
Depreciation of real estate assets held
  in unconsolidated entities                           499,935        525,660
Development fee income                                 (40,873)      (175,520)
                                                   -----------    -----------
Funds from Operations                              $ 9,046,657    $ 8,165,535
                                                   -----------    -----------
Weighted Average Shares and OP Units Outstanding     5,038,414      4,989,877
                                                   ===========    ===========


FFO increased $881,000, or 11%, to $9,047,000 in 1999, compared to $8,166,000 in 1998. The increase in FFO is primarily the result of the acquisition and development of five properties in 1998 and one property in 1999.


Three Months Ended September 30,                       1999           1998
--------------------------------                       ----           ----
Net income before minority interest                $ 2,019,935    $ 1,954,573
Depreciation of real estate assets                     834,659        752,345
Amortization of leasing costs                           16,686         16,968
Amortization of stock awards                            48,500         39,000
Depreciation of real estate assets
  held in unconsolidated entities                      166,645        175,220
Development fee income                                    --         (116,489)
                                                   -----------    -----------
Funds from Operations                              $ 3,086,425    $ 2,821,617
                                                   -----------    -----------
Weighted Average Shares and OP Units Outstanding     5,038,414      5,000,906
                                                   ===========    ===========


FFO increased $265,000 or 9%, to $3,086,000 in 1999, compared to $2,822,000 in 1998. The increase in FFO is primarily the result of the acquisition and development of four properties in 1998 and one property in 1999.

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

During the quarter ended September 30, 1999, the Company declared a quarterly dividend of $.46 per share. The dividend was paid on October 14, 1999 to holders of record on September 30, 1999.

As of September 30, 1999, the Company had total mortgage indebtedness of $53,251,879 with a weighted average interest rate of 6.91%. Future scheduled annual maturities of mortgages payable for the years ending September 30 are as follows: 2000 - $1,275,579; 2001 - $1,385,059-; 2002 - $1,483,546; 2003 -
$1,589,041; 2004 - $1,702,042. This mortgage debt is all fixed rate debt.

In addition, the Operating Partnership has in place a $50 million line of Credit Facility (the "Credit Facility") which is guaranteed by the Company. The loan matures in August 2000 and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the bank's prime rate less 50 basis points to plus 13 basis points, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company's Properties which are not otherwise encumbered and properties to be acquired or developed. As of September 30, 1999, $23,158,232 was outstanding under the Credit Facility.

The Company also has in place a $5 million line of credit (the "Line of Credit"), which matures December 19, 1999, and which the Company expects to renew for an additional 12-month period. The Line of Credit bears interest at the bank's prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. The purpose of the Line of Credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of September 30, 1999, $950,000 was outstanding under the Line of Credit.

The Company's wholly-owned subsidiaries have obtained construction financing of approximately $15,600,000 to fund the development of four retail properties. The notes require quarterly interest payments, based on a weighted average interest rate based on LIBOR, computed by the lender. The notes mature on October 16, 2002 and are secured by the underlying land and buildings. As of September 30, 1999, $11,995,612 was outstanding under these notes.

The Company has received funding from an unaffiliated third party for the construction of certain of its Properties. Advances under this agreement bear no interest and are required to be repaid within sixty (60) days after the date construction has been completed. The advances are secured by the specific land and buildings being developed. As of September 30, 1999, $1,730,490 was outstanding under this arrangement.

The Company has four development projects under construction that will add an additional 82,000 square feet of retail space to the Company's portfolio. These projects are expected to be completed during the fourth quarter of 1999 and the first quarter of 2000. Additional Company funding required for these projects is estimated to be $6,000,000 and will come from the Credit Facility and construction loans. Management expects the development of these projects to have a positive effect on cash generated by operating activities and Funds from Operations.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

Mortgages payable - As of September 30, 1999 the Company had three mortgages outstanding. The first mortgage in the amount of $33,327,891 bears interest at 7.00%. The mortgage matures on November 15, 2005. The second mortgage in the amount of $7,596,310 bears interest at 7.00%. The mortgage matures on April 1, 2013 and is subject to a rate review after the 7th year (April 1, 2006). The third mortgage in the amount of $12,327,678 bears interest at 6.63%. The mortgage matures on February 5, 2017.

Construction loans - As of September 30, 1999 the Company had Construction loans outstanding of $13,726,102. Under the terms of the construction loans the Company bears no interest rate risk.

Notes Payable - As of September 30, 1999 the Company had $24,108,232 outstanding on its Lines-of Credit which were subject to interest at a variable interest rate based on LIBOR.

The Company does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.

A 10% adverse change in interest rates on the portion of the Company's debt bearing interest at variable rates would result in an annual increase in interest expense of approximately $170,000.

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



Agree Realty Corporation




    /s/ RICHARD AGREE
------------------------------------------
    Richard Agree
    President and Chief Executive Officer



    /s/ KENNETH R. HOWE
------------------------------------------
    Kenneth R. Howe
    Vice-President - Finance and Secretary
       (Principal Financial Officer)






    Date:        November 1, 1999
------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Agree Realty Corporation





------------------------------------------
    Richard Agree, President
      and Chief Executive Officer





------------------------------------------
    Kenneth R. Howe, Vice-President -
        Finance and Secretary
       (Principal Financial Officer)






    Date:    November 1, 1999
------------------------------------------