Form 10-K
period 1999-12-31
AGREE REALTY CORP
filed 2000-03-22
CIK 917251

=============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  ---------
                                  FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1999

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

Securities Registered Pursuant to Section 12(g) of the Act:
                                     None
                               (Title of Class)
                                  ---------
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

Shares of common stock outstanding as of March 15, 2000: 4,398,669. The aggregate market value of the Registrant's shares of common stock held by non-affiliates on such date was approximately $59,656,948.

                     DOCUMENTS INCORPORATED BY REFERENCE

                Document                          Incoroprated into Form 10-K
                --------                          ---------------------------
Portions of the Registrant's Proxy Statement                Part III
  for its Annual Meeting of Shareholders                   Items 10-13
  to be held on May 8, 2000

=============================================================================


                              TABLE OF CONTENTS

                                    Part I

                                                                      Page
                                                                     Numbers
                                                                     -------

Item 1.           Business                                               3

Item 2.           Properties                                             7

Item 3.           Legal Proceedings                                     15

Item 4.           Submission of Matters to a Vote of
                     Security Holders                                   16

                                   Part II

Item 5.           Market for Registrant's Common Equity
                     and Related Stockholder Matters                    16

Item 6.           Selected Financial Data                               17

Item 7.           Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                         18

Item 7A           Quantitative and Qualitative Disclosures
                     About Market Risk                                  23

Item 8.           Financial Statements and Supplementary Data           24

Item 9.           Changes and Disagreements With Accountants
                     on Accounting and Financial Disclosure             24

                                   Part III

Item 10.          Directors and Executive Officers of the
                     Registrant                                         24

Item 11.          Executive Compensation                                25

Item 12.          Security Ownership of Certain Beneficial
                     Owners and Management                              25

Item 13.          Certain Relationships and Related Transactions        25

                                   Part IV

Item 14.          Exhibits, Financial Statements, Schedules and
                     Reports on Form 8-K                                26

Signatures                                                              29

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

Item 1.    BUSINESS

General

     The Company is a self-administered, self-managed real estate investment trust (a "REIT") which develops, acquires, owns and operates properties which are primarily leased to major national and regional retail companies under net leases. As of December 31, 1999, the Company owned, either directly or through interests in joint ventures, a portfolio of 42 properties (the "Properties") located in 13 states and containing an aggregate of approximately 3.5 million square feet of gross leasable area. The Properties consist of 14 neighborhood and community shopping centers and 28 free-standing properties. The Company independently owns 21 of the free-standing properties and owns the other seven through joint ventures (the "Joint Venture Properties"). As of December 31, 1999, approximately 98% of gross leasable area in the portfolio was leased, and approximately 95% of the Company's base rental income was attributable to national and regional retailers. Such retailers include Kmart Corporation ("Kmart"), Borders, Inc. ("Borders") and Walgreen Co. ("Walgreen") which, as of December 31, 1999, collectively represented approximately 61% of current base rental income. See "Major Tenants." The Company was the developer of all 14 of the shopping centers and 23 of the 28 free-standing properties.

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

Recent Developments

         During 1999 the Company completed the development of three (3) free-standing Properties which added 57,025 square feet of gross leasable area to the Company's operating portfolio and cost approximately $12.5 million. Two (2) of the Properties are leased to Walgreen and one (1) Property is leased to Borders.

Major Tenants

         As of December 31, 1999, approximately 64% of the Company's gross leasable area, including the Joint Venture Properties, was leased to Kmart, Borders and Walgreen and approximately 61% of total annualized base rents was attributable to these tenants. At December 31, 1999, Kmart occupied approximately 39% of the Company's gross leasable area, including the Joint Venture Properties, and accounted for approximately 26% of the annualized base rent. At December 31, 1999, Borders occupied approximately 21% of the Company's gross leasable area, including the Joint Venture Properties, and accounted for approximately 24% of the annualized base rent. At December 31, 1999, Walgreen occupied approximately 4% of the company's gross leasable area, including the Joint Venture Properties, and accounted for approximately 11% of the annualized base rent. No other tenant accounted for more than 10% of gross leasable area or annualized base rent in 1999. The loss of any of these anchor tenants or the inability of any of them to pay rent could have an adverse effect on the Company's business.

Financing Strategy

     As of December 31, 1999, the Company's ratio of indebtedness to market capitalization was 57%. The Company intends to maintain a ratio of total debt (including construction and acquisition financing) to market capitalization of 65% or less. The Company plans to begin construction of additional pre-leased developments and may acquire additional properties that will initially be financed by its Credit Facility and Line of Credit (each as hereinafter defined). Management intends to periodically refinance short-term construction and acquisition financing with long-term debt and / or equity in order to reduce its ratio of total debt to market capitalization to 50% or less. Nevertheless, the Company may operate with debt levels or ratios that are in excess of 50% for extended periods of time prior to the completion of this long-term financing process.

     The Company may from time to time re-evaluate its borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market value of properties, growth and acquisition opportunities and other factors. However, there is no contractual limit on the Company's ratio of debt to total market capitalization and, accordingly, the Company may modify its borrowing policy and may increase or decrease its ratio of debt to market capitalization without stockholder approval.


Tax Status

     The Company has operated and intends to operate in a manner to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to maintain qualification as a REIT, the Company must, among other things, distribute at least 95% of its real estate investment trust income and meet certain other asset and income tests. Additionally, the Company's charter limits ownership of the Company, directly or constructively, by any single person to 9.8% of the total number of outstanding shares, subject to certain exceptions. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income that meets certain criteria and is distributed annually to the stockholders.

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

Potential Environmental Risks

     Investments in real property create a potential for environmental liability on the part of the owner or operator of such real property. If hazardous substances are discovered on or emanating from a property, the owner or operator of the property (including the Company) may be held strictly liable for all costs and liabilities relating to such hazardous substances. The Company has had a Phase I environmental study (which involves inspection without soil sampling or ground water analysis) conducted on each Property by independent environmental consultants. Furthermore, the Company has adopted a policy of conducting a Phase I environmental study on each property it acquires and if necessary conducting additional investigation as warranted.

     The Company conducted a Phase I environmental study on each of the three Properties it developed in 1999. The results of the Phase I study on two (2) of these Properties required the Company to perform a Phase II environmental study (which involves soil sampling or ground water analysis). The results of the Phase II environmental study conducted on these two Properties indicated that no further action was required by the Company. In addition, the Company has no knowledge of any hazardous substances existing on any of its Properties in violation of any applicable laws; however, no assurance can be given that such substances are not located on any of the Properties. The Company carries no insurance coverage for the types of environmental risks described above.

     The Company believes that it is in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. The Company has not been notified by any governmental authority of any noncompliance, liability or other claim in connection with any of the Properties.

Employees

     As of March 15, 2000, the Company employed eight persons. Employee responsibilities include accounting, construction, leasing, property coordination and administrative functions for the Properties. The Company's employees are not covered by a collective bargaining agreement and the Company considers its employee relations to be satisfactory.

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

Item 2.  PROPERTIES

     The Properties consist of 14 neighborhood and community shopping centers and 28 free-standing properties. As of December 31, 1999, approximately 98% of GLA in the portfolio was leased, and approximately 95% of the Company's base rental income was attributable to, national and regional retailers. Such retailers include Kmart, Borders, Roundy's and Walgreen which, at December 31, 1999, collectively represented approximately 69% of current base rental income.

     A substantial portion of the Company's income consists of rent received under net leases. Most of the leases provide for the payment of fixed base rentals monthly in advance and for the payment by tenants of a pro rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping center as well as payment to the Company of a percentage of such tenant's sales. However, the payments of percentage rents to the Company historically have not been material and the Company does not anticipate that they will become material in the future. Although a majority of the leases require the Company to make roof and structural repairs, as needed, a number of leases place that responsibility on the tenant. The Company's management places a strong emphasis on sound construction and maintenance on its properties.


                   Location of Properties in the Portfolio

                                   Total Gross       Percent of
                  Number of        Leasable Area     GLA Leased on
     State        Properties       (Sq. feet)        December 31, 1999
     -----        ----------       -------------     -----------------

   California         1               38,015              100%
   Florida            5 (1)          487,269               93
   Indiana            1 (1)           15,844              100
   Illinois           1               20,000              100
   Kansas             2               45,000              100
   Kentucky           1              135,009              100
   Maryland           1               28,000              100
   Michigan          18 (1)        1,875,642               99
   Nebraska           2 (1)           55,000              100
   Ohio               2              108,543              100
   Oklahoma           4 (1)           99,282              100
   Pennsylvania       1               37,004              100
   Wisconsin          3              523,036               99
                   ----            ---------             ----

     Total/Average   42            3,467,644               98%
                   ====            =========             ====
------------

(1) Includes Joint Venture Properties in which the Company owns interests ranging from 8% to 20%.

Community Shopping Centers

Fourteen of the Company's properties are community shopping centers ranging in size from 20,000 to 241,458 square feet of gross leasable area. The centers are located in 5 states as follows: Florida (2), Illinois (1), Kentucky (1), Michigan (7) and Wisconsin (3). The location, general character and primary occupancy information with respect to the community shopping centers at December 31, 1999 are set forth below:

Summary of Community Shopping Centers at December 31, 1999
                                                                                 (2)       (3)
                                     (4)      Gross       (1)       Average    Percent   Percent
                          Year       Land   Leasable   Annualized     Base    Leased at  Occupied      Anchor Tenants
                       Completed/    Area     Area        Base      Rent per  at Dec 31, at Dec 31,   (Lease expiration/
Property Location       Expanded   (acres)  (Sq. Ft.)     Rent      Sq. Ft.     1999       1999       Option expiration)
------------------------------------------------------------------------------------------------------------------------
Capital Plaza             1978/     11.58    135,009    $ 418,768   $ 3.10      100%       100%    Kmart (2003/2053)
  Frankfort, KY           1991                                                                     Winn Dixie (2010/2035)
                                                                                                   Fashion Bug (2004/2024)

Charleviox Commons        1991      14.79    137,375      658,495     4.97       96%        70%    Kmart (2015/2065)
  Charlevoix, MI                                                                                   Roundy's  (2011/2031)

Chippewa Commons          1991      16.37    168,311      890,983     5.29      100%       100%    Kmart (2014/2064)
  Chippewa Falls, WI                                                                               Roundy's  (2011/2031)
                                                                                                   Fashion Bug (2001/2021)

Iron Mountain Plaza       1991      21.20    176,352      876,223     5.03       99%        79%    Kmart (2015/2065)
  Iron Mountain, MI                                                                                Roundy's (2011/2031)
                                                                                                   Fashion Bug (2002/2022)

Ironwood Commons          1991      23.92    185,535      951,234     5.13      100%       100%    Kmart (2015/2065)
  Ironwood, MI                                                                                     Super Value (2011/2036)
                                                                                                   J.C. Penney Co. (2006/2026)
                                                                                                   Fashion Bug (2002/2022)

Marshall Plaza            1990      10.74    119,279      632,055     5.30      100%       100%    Kmart (2015/2065)
  Marshall, MI                                                                                     Fashion Bug (2002/2022)

                                     -8-



Summary of Community Shopping Centers at December 31, 1999 (continued)

                                                                    (2)         (3)
                                   (4)      Gross        (1)      Average     Percent    Percent
                         Year      Land   Leasable    Annualized    Base     Leased at   Occupied       Anchor Tenants
                      Completed/   Area     Area         Base     Rent per   at Dec 31, at Dec 31,    (Lease expiration/
Property Location      Expanded  (acres)  (Sq. Ft.)      Rent     Sq. Ft.       1999       1999       Option expiration)
------------------------------------------------------------------------------------------------------------------------
Mt Pleasant Shopping     1973/    24.51    241,458   $  1,001,894  $ 4.25       98%        98%      Kmart (2008/2048)
  Center                 1997                                                                       J.C. Penney Co. (2000/2020)
    Mt. Pleasant, MI                                                                                Staples, Inc. (2005/2025)
                                                                                                    Fashion Bug (2006/2026)

North Lakeland Plaza     1987     16.67    171,334      1,238,186    7.30       99%        99%      Kmart (2011/2061)
  Lakeland, FL                                                                                      Best Buy (2013/2028)


Petoskey Town Center     1990     22.08    174,870        927,328    5.58       95%        95%      Kmart (2015/2065)
  Petoskey, MI                                                                                      Roundy's  (2010/2030)
                                                                                                    Fashion Bug (2002/2022)

Plymouth Commons         1990     16.30    162,031        868,369    5.48       98%        98%      Kmart (2015/2065)
  Plymouth, WI                                                                                      Roundy's  (2010/2030)
                                                                                                    Fashion Bug (2001/2021)

Rapids Associates        1990     16.84    173,557        992,177    5.72      100%       100%      Kmart (2015/2065)
  Big Rapids, MI                                                                                    Roundy's  (2010/2030)
                                                                                                    Fashion Bug (2001/2021)

Shawano Plaza            1990     17.91    192,694      1,012,448    5.25      100%       100%      Kmart (2014/2064)
  Shawano, WI                                                                                       Roundy's  (2010/2030)
                                                                                                    J.C. Penney Co. (2005/2025)
                                                                                                    Fashion Bug (2001/2021)

West Frankfort Plaza     1982      1.45     20,000        109,500    5.48      100%       100%      Fashion Bug (2002/2007)
  West Frankfort, IL

                                     -9-



Summary of Community Shopping Centers at December 31, 1999 (continued)

                                                                    (2)         (3)
                                 (4)      Gross         (1)       Average     Percent    Percent
                       Year      Land   Leasable     Annualized     Base     Leased at   Occupied       Anchor Tenants
                    Completed/   Area     Area          Base      Rent per   at Dec 31, at Dec 31,    (Lease expiration/
Property Location    Expanded  (acres)  (Sq. Ft.)       Rent      Sq. Ft.       1999       1999       Option expiration)
------------------------------------------------------------------------------------------------------------------------
Winter Garden Plaza    1988     22.34    228,476    $ 978,723    $ 4.98        86%         58%   Kmart (2013/2063)
  Winter Garden, FL                                                                              Food Lion (2009/2029)
                                                                                                 Sears Roebuck & Co. (2000/2010)
                               ------  ---------  -----------    ------        --          --
     Total/Average             236.70  2,286,281  $11,556,383    $ 5.10        97%         91%
                               ======  =========  ===========    ======        ==          ==

  (1)  Total annualized base rents of the Company as of December 31, 1999

  (2) Calculated as total annualized base rents, divided by gross leasable area actually leased as of December 31, 1999

  (3) Roundy's does not currently occupy the space it leases at Iron Mountain Plaza (35,285 square feet, rented at a rate of $5.87 per square foot) and Charlevoix Commons (35,896 square feet, rented at a rate of $5.97 per square foot). Both of these leases expire in 2011 (assuming they are not extended by Roundy's). Sears, Roebuck & Co. leases but does not currently occupy, the 50,000 square feet it leases at Winter Garden Plaza. This lease expires in 2000 (and is not expected to be extended by Sears) and is rented at a rate of $5.00 per square foot. Walgreen leases but does not currently occupy, the 13,500 square feet it leases at Winter Garden Plaza. This lease will expire February 29, 2000 and was rented at a rate of $8.50 per square foot.

  (4) All community shopping centers except Capital Plaza (which is subject to a long-term ground lease expiring in 2053 from a third party) are wholly-owned by the Company.

               Annualized Base Rent of the Company's Properties

     The following is a breakdown of base rents in place at December 31, 1999 for each type of retail tenant:

                                                       Percent of
                           Annualized                  Annualized
   Type of Tenant          Base Rent (1)               Base Rent
   --------------          -------------               ----------

   National (2)             $17,687,659                     85%
   Regional (3)               1,956,813                     10
   Local                      1,140,946                      5
                            -----------                    ---

     Total                  $20,785,418                    100%
                            -----------                    ---

--------------------

(1) Includes the Company's share of annualized base rent for each of the Joint Venture Properties.

(2) Includes the following national tenants: Kmart, Borders, Walgreen, Fashion Bug, Winn Dixie, Rite Aid, JC Penney, Avco Financial, GNC Group, Radio Shack, On Cue, Super Value, Maurices, Payless Shoes, Food Lion, Blockbuster Video, Family Dollar, H&R Block, Sally Beauty, Jo Ann Fabrics, Staples, Best Buy, Dollar Tree, Sears, A&P, TGI Friday's and Circuit City.

(3) Includes the following regional tenants: Roundy's, Dunham's Sports, Brauns Fashions and Hollywood Video.


Free-Standing Properties

     Twenty-eight (28) of the Properties are free-standing properties net leased to A&P (1), Borders (17), Circuit City Stores (1), Kmart (3) and Walgreen (6), which Properties contain, in the aggregate, approximately 1,181,000 square feet of gross leasable area. The free-standing properties range in size from 13,686 to 226,000 square feet of gross leasable area and are located in the following states: California (1), Florida (3), Indiana
(1), Kansas (2), Maryland (1), Michigan (11), Nebraska (2), Ohio (2), Oklahoma (4) and Pennsylvania (1). Included in the Company's retail Properties are 7 Joint Venture Properties in which the Company owns interests ranging from 8% to 20% and 21 wholly-owned Properties. The Company's 21 wholly owned free-standing Properties provide $8,834,716 of annualized base rent at an average base rent per square foot of $11.69 during the 12 months ended December 31, 1999. The Company (or the joint ventures in which the Company has an interest) owns each of the twenty-eight (28) free-standing properties in fee, except as indicated below. The location, and general occupancy information with respect to the wholly-owned free-standing properties are set forth in the following table:

                    Wholly-Owned Free Standing Properties

                           Year                    Lease expiration (2)
Tenant/Location         Completed      Total GLA   (Option expiration)

A&P, Roseville, MI         1977        104,000     May 21, 2002 (2022)

Borders, (1)
  Aventura, FL             1996         30,000     Jan 31, 2016 (2036)
Borders, Columbus, OH      1996         21,000     Jan 23, 2016 (2036)
Borders,
  Monroeville, PA          1996         37,004     Nov 8, 2016 (2036)
Borders, Norman, OK        1996         24,641     Sep 20, 2016 (2036)
Borders, Omaha, NE         1995         30,000     Nov 3, 2015 (2035)
Borders,
 Santa Barbara, CA         1995         38,015     Nov 17, 2015 (2035)
Borders, Wichita, KS       1995         25,000     Nov 10, 2015 (2035)
Borders, (1)
   Lawrence, KS            1997         20,000     Nov 21, 2020 (2040)
Borders, Tulsa, OK         1998         25,000     Nov 21, 2020 (2040)
Borders, Columbia, MD      1999         28,000     Nov 21, 2021 (2041)

Circuit City Stores
   Boynton Beach, FL       1996         32,459     Dec 15, 2016 (2036)

Kmart, Grayling, MI        1984         52,320     Sep 30, 2009 (2059)
Kmart, Oscoda, MI          1984         90,470     Sep 30, 2009 (2059)
Kmart, Perrysburg, OH      1983         87,543     Oct 31, 2008 (2058)

Walgreen, Waterford, MI    1997         13,905     Feb 28, 2018 (2058)
Walgreen, Chesterfield, MI 1998         13,686     July 31, 2018 (2058)
Walgreen, Pontiac, MI      1998         13,905     Oct 31, 2018 (2058)
Walgreen, Grand Blanc, MI  1998         13,905     Feb 28, 2019 (2059)
Walgreen, Rochester, MI    1998         13,905     June 30, 2019 (2059)
Walgreen, Ypsilanti, MI    1998         15,120     Dec 31, 2020 (2060)
                                       -------

       Total                           729,878
                                       -------

(1) These properties are subject to long-term ground leases where a third party owns the underlying land and has leased the land to the Company to construct or operate two free-standing properties. The Company pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements. At the end of the lease terms, as extended (Aventura, FL 2036 and Lawrence, KS 2027), the land together with all improvements revert to the land owner. The Company has an option to purchase the Lawrence property during the period October 1, 2006 to September 30, 2016.

(2) At the expiration of tenant's initial lease term, each tenant has an option, subject to certain requirements, to extend its lease for an additional period of time.

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

     The lease between Borders and each of the Joint Ventures has a term expiring October 16, 2002, unless the Borders Financing Facility is extended or earlier terminated. At any time during the term of the lease, Borders has the right to refinance the Properties or to purchase the Properties for various percentages of total project costs, provided that, prior to such refinancing or purchase, the Company may elect to provide alternative financing for the Properties or purchase the Properties and purchase the interest of the Borders' affiliate in the Joint Venture. In the event the Company elects to provide financing or to purchase the Properties, and is subsequently unable to obtain the requisite financing, or in the event that the Company defaults in its development obligations to the Joint Venture, Borders may purchase the Properties. If the Company provides refinancing or purchases the Properties, the Company will be required to acquire the interest of the Borders' affiliate in the Joint Ventures, and Borders and the Joint Ventures will enter into a new lease providing for a term of 20 years, with four five-year extension options.

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
                                          -------


Major Tenants

     The following table sets forth certain information with respect to the Company's major tenants:
                                    Annualized Base      Percent of Total
                       Number         Rent as of      Annualized Base Rent as
                     of Leases     December 31, 1999    of December 31, 1999
                     --------------------------------------------------------

Kmart                    16           $5,492,667               26%
Borders                  17            5,047,430 (1)           24
Walgreen                  9            2,346,290               11
                         --           ----------               --

     Total               42           $12,886,387              61%
                         --           ----------               --
--------------

     (1) Includes the Company's percentage of base rent for each of the Joint Venture Properties

     Sixteen of the Properties are anchored by Kmart, a publicly-traded retailer with over 2,150 stores. Kmart's principal business is general merchandise retailing through a chain of department stores and it is one of the world's largest retailers based on sales volume. The Company derived approximately 26% of its base rental income for the year ended December 31, 1999 from, and approximately 31% of the Company's future minimum rentals are attributable to, Kmart.

     Borders Group, Inc. ("BGI"), is a leading global retailer of books, music, video and other information and entertainment items. BGI is the parent company of Borders, Inc., which operates 290 Borders superstores offering a broad selection of books and multi-media products. In addition, BGI owns Walden Book Company, Inc., which has approximately 900 Waldenbooks stores in malls, shopping centers and airports across the country. The Company derived approximately 24% of its base rental income for the year ended December 31, 1999 from, and approximately 31% of the Company's future minimum rentals are attributable to, Borders.

     Walgreen is a leader of the U.S. chain drugstore industry and operates over 2,900 stores nationwide. The Company derived approximately 11% of its base rental income for the year ended December 31, 1999 from, and approximately 17% of the Company's future minimum rentals are attributable to, Walgreen.


Lease Expirations

     The following table shows lease expirations for the next 10 years for the Company's community shopping centers and wholly-owned free-standing properties, assuming that none of the tenants exercise renewal options.

                                    December 31, 1999
                                    -----------------
                        Gross Lesable Area    Annualized Base Rent
                        ------------------    --------------------
             Number
Expiration   of Leases  Square    Percent                 Percent
   Year      Expiring   Footage   of Total     Amount     of Total
------------------------------------------------------------------
2000           13       158,903     5.27%     $ 764,223      3.80%

2001           26       112,160     3.72        870,296      4.33

2002           27       299,613     9.93      2,043,529     10.17

2003           23       179,592     5.95        901,986      4.49

2004            9        31,900     1.06        249,250      1.24

2005            9        70,654     2.34        411,403      2.05

2006            4        60,404     2.00        351,965      1.75

2007            1         2,000     0.07         19,000      0.09

2008            2       167,942     5.57        539,935      2.69

2009            3       171,790     5.70        726,564      3.62
              ---     ---------    -----     ----------     -----

Total         117     1,254,958    41.61%    $6,878,151     34.23%
              ---     ---------    -----     ----------     -----

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

     No matter was submitted to a vote of security holders during the fourth quarter of 1999.

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

Market Information
                                                        Dividends Per
                                     High        Low    Common Share
                                     ----        ---    -------------
Quarter Ended

  March 31, 1998                    $22.750    $20.625     $0.46
  June 30, 1998                     $20.875    $19.813     $0.46
  September 30, 1998                $20.063    $17.688     $0.46
  December 31, 1998                 $19.625    $17.375     $0.46

  March 31, 1999                    $19.125    $15.875     $0.46
  June 30, 1999                     $18.875    $15.938     $0.46
  September 30, 1999                $18.938    $16.375     $0.46
  December 31, 1999                 $16.750    $13.375     $0.46

     At December 31, 1999, there were 4,364,867 shares of the Company's Common Stock issued and outstanding which were held by approximately 260 stockholders of record. The stockholders of record do not reflect persons or entities who held their shares in nominee or "street" name.

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

     During the year ended December 31, 1999, there were no sales of unregistered securities by the Company, except the grant, under the Company's 1994 Stock Incentive Plan (the "Plan"), of 18,554 shares of restricted stock to certain employees of the Company. The transfer restrictions on such shares lapse in equal annual installments over a five-year period from the date of the grant, but the holder thereof is entitled to receive dividends on all such shares from the date of the grant.

Item 6.                    SELECTED FINANCIAL DATA

     The following table sets forth selected financial information for the Company on a historical basis and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere in this Form 10-K. The balance sheet data for the periods ended December 31, 1995 through December 31, 1999 and operating data for each of the periods presented were derived from the audited financial statements of the Company.

                                                (In thousands, except per share information)


                                            Year         Year         Year        Year       Year
                                           Ended        Ended        Ended       Ended      Ended
                                          Dec 31,      Dec 31,      Dec 31,     Dec 31,    Dec 31,
Operating Data                              1999         1998         1997        1996       1995
--------------                            ------       ------       ------      ------     ------
Total Revenue                            $  21,931   $  19,674    $  18,234   $  16,291   $  13,699
                                         ---------   ---------    ---------   ---------   ---------

Expenses
  Property expense (1)                       3,512       3,050        2,785       2,485       2,049
  General and administrative                 1,425       1,170        1,107       1,105         966
  Interest                                   5,771       5,231        5,552       6,101       4,335
  Depreciation and amortization              3,436       3,073        2,782       2,620       2,317
                                         ---------   ---------    ---------   ---------   ---------
        Total Expenses                      14,144      12,524       12,226      12,311       9,667
                                         ---------   ---------    ---------   ---------   ---------

Other Income (Expense) (2)                      69         168          155         653          --
                                         ---------   ---------    ---------   ---------   ---------
Income  before extraordinary
  item and minority interest                 7,856       7,318        6,163       4,633       4,032
Extraordinary Item - Early
  Extinguishment of Debt                        --        (319)          --          --          --
                                         ---------   ---------    ---------   ---------   ---------
Income  before Minority Interest             7,856       6,999        6,163       4,633       4,032
Minority Interest                            1,050         912          943         899         785
                                         ---------   ---------    ---------   ---------   ---------
Net Income                               $   6,806   $   6,087    $   5,220   $   3,734   $   3,247
                                         =========   =========    =========   =========   =========

Funds from Operations (3)                $  12,093   $  11,055    $   9,581   $   7,076   $   6,389
                                         =========   =========    =========   =========   =========
Number of Properties                            42          39           34          32          20
                                         =========   =========    =========   =========   =========
Number of Square Feet                        3,468       3,411        3,103       3,068       2,470
                                         =========   =========    =========   =========   =========
Per Share Data
Net income (4)                           $    1.56   $    1.40    $    1.41   $    1.41   $    1.23
                                         =========   =========    =========   =========   =========
Cash dividends                           $    1.84   $    1.84    $    1.82   $    1.80   $    1.80
                                         =========   =========    =========   =========   =========
Weighted average of common
  shares outstanding                         4,365       4,346        3,695       2,649       2,638
                                         =========   =========    =========   =========   =========

Balance Sheet Data
Real Estate
  (before accumulated depreciation)      $ 179,858   $ 166,921    $ 142,748   $ 132,474   $ 118,360
Total Assets                             $ 158,196   $ 149,648    $ 130,492   $ 121,382   $ 108,928
Total debt, including accrued interest   $  95,762   $  85,650    $  65,419   $  88,252   $  73,741

     (1) Property expense includes real estate taxes, property maintenance, insurance, utilities and land lease expense.

     (2) Other income (expense) is composed of development fee income, gain on land sales, equity in net income (loss) of unconsolidated entities and reorganization costs.

     (3)  See "Funds From Operations" discussed under Item 7

     (4) Net income per share has been computed by dividing the net income by the weighted average number of shares of Common Stock outstanding. The per share amounts shown are presented in accordance with SFAS No. 128 "Earnings per Share". The Company's basic and diluted earnings per share are the same

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANYALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

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

     The assets of the Company are held by, and all operations are conducted through, Agree Limited Partnership (the "Operating Partnership"), of which the Company is the sole general partner and held an 86.63% interest as of December 31, 1999. The Company is operating so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

     The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included elsewhere in this Form 10-K.

Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998

     Rental income increased $1,931,000, or 11%, to $19,437,000 in 1999, compared to $17,506,000 in 1998. The increase was the result of the development and acquisition of four Properties in 1998 and three Properties in 1999.

     Operating cost reimbursement, which represents additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of property operating expenses, increased $360,000, or 17%, to $2,452,000 in 1999, compared to $2,092,000 in 1998. Operating cost reimbursement increased due to the increase in real estate taxes and property operating expenses from 1998 to 1999, as explained below.

     Management fees and other income decreased $34,000, or 45%, to $42,000 in 1999, compared to $76,000 in 1998. The decrease was the result of a reduction in management fees due to the Company's acquisition of a Property it previously managed.

     Real estate taxes increased $145,000, or 9%, to $1,701,000 in 1999 compared to $1,556,000 in 1998. The increase is the result of the addition of new Properties.

     Property operating expenses increased $321,000, or 34%, to $1,269,000 in 1999 compared to $948,000 in 1998. The increase was the result (i) additional property expenses of $83,000 as a result of the acquisition of a shopping center in 1998 and (ii) an increase of $238,000 consisting of increased snow removal costs of $155,000; an increase in shopping center maintenance costs of $94,000; a decrease in utility costs of ($12,000); and an increase in insurance costs of $1,000 in 1999 versus 1998.

     Land lease payments remained relatively constant at $542,000 in 1999 compared to $545,000 in 1998.

     General and administrative expenses increased $255,000, or 22%, to $1,425,000 in 1999 compared to $1,170,000 in 1998. The increase was primarily the result of an increase in compensation related expenses, property management expenses and state and local taxes. General and administrative expenses as a percentage of rental income increased from 6.7% for 1998 to 7.3% for 1999.

     Depreciation and amortization increased $363,000, or 12%, to $3,436,000 in 1999 compared to $3,073,000 in 1998. The increase was the result of the development and acquisition of seven new Properties in 1998 and 1999.

     Interest expense increased $540,000, or 10%, to $5,771,000 in 1999, from $5,231,000 in 1998. The increase in interest expense was the result of the Company's additional borrowing to finance its continued acquisition and development of properties.

     Development fee income decreased $135,000, to $41,000 in 1999, from $176,000 in 1998. Development fee income is not included in the Company's calculation of Funds from Operations, due to the non-recurring nature of this type of income.

     Equity in net income (loss) of unconsolidated entities increased $36,000 to $28,000 in 1999 versus ($8,000) in 1998 as a result of decreased depreciation expense in 1999 related to certain of the Joint Venture Properties in which the Company holds interests ranging from 8% to 20%.

     The Company recognized an extraordinary item of $319,000 in 1998 relating to the prepayment of a mortgage on a property located in Winter Garden, Florida. There were no extraordinary items in 1999.

     The Company's income before minority interest increased $858,000 as a result of the foregoing factors.

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

     Property operating expenses (shopping center maintenance, insurance and utilities) increased $13,000, or 1%, to $948,000 in 1998 compared $935,000 in 1997. The increase consisted of decreased snow removal costs of $54,000; an increase in shopping center maintenance costs of $78,000; an increase in utility costs of $38,000; and a decrease in insurance costs of $49,000 in 1998 versus 1997.

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

     The following table illustrates the calculation of FFO for the years-ended December 31, 1999, 1998 and 1997:

                                               Year ended December 31,
                                               -----------------------

                                       1999              1998             1997
                                     --------------------------------------------
Income before extraordinary
  item and minority interest         $  7,856,901    $  7,318,160    $  6,163,510
Depreciation of real estate assets      3,349,739       3,003,211       2,726,066
Amortization of leasing costs              67,090          52,542          40,504
Amortization of stock awards              193,972         156,106         113,380
Depreciation of real estate assets
  held in unconsolidated entities         666,579         700,880         698,141
Gain on sale of assets                         --              --        (103,270)
Development fee income                    (40,873)       (176,193)        (57,089)
                                     ------------    ------------    ------------

Funds from Operations                $ 12,093,408    $ 11,054,706    $  9,581,242
                                     ------------    ------------    ------------

Weighted average shares and
  OP Units outstanding                  5,038,414       4,997,435       4,333,121
                                     ------------    ------------    ------------

     FFO increased $1,039,000, or 9%, for the year ended December 31, 1999 to $12,093,000 as compared to the year ended December 31, 1998. FFO increased $1,473,000, or 15%, for the year ended December 31, 1998, to $11,055,000 as compared to the year ended December 31, 1997. The increase in FFO is primarily the result of the development and acquisition of seven Properties in 1998 and 1999.

Liquidity and Capital Resources

     The Company's principal demands for liquidity are distributions to its stockholders, debt repayment, development of new properties and future property acquisitions.

     During the quarter ended December 31, 1999, the Company declared a quarterly dividend of $.46 per share. The dividend was paid on January 6, 2000 to holders of record on December 23, 1999.

     As of December 31, 1999, the Company had total mortgage indebtedness of $52,936,571 with a weighted average interest rate of 6.91%. Future scheduled annual maturities of mortgages payable for the years ending December 31 are as follows: 2000 - $1,297,668; 2001 -

$1,409,050; 2002 - $1,509,245; 2003 - $1,616,568; 2004 - $1,731,528. The
mortgage debt is all fixed rate debt.

     In addition, the Operating Partnership has in place a $50 million line of credit facility (the "Credit Facility") which is guaranteed by the Company. The loan matures in August 2000 and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the lender's prime rate less 50 basis points to plus 13 basis points, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Properties which are not otherwise encumbered and properties to be acquired or developed. As of December 31, 1999, $27,158,232 was outstanding under the Credit Facility.

     The Company also has in place a $5 million line of credit (the "Line of Credit"), which matures on December 19, 2000, and which the Company expects to renew for an additional 12-month period. The Line of Credit bears interest at the lender's prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. The purpose of the Line of Credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of December 31, 1999, there were no outstanding borrowings under the Line of Credit.

     The Company's wholly-owned subsidiaries have obtained construction financing of approximately $16,100,000 to fund the development of four retail properties. The notes require quarterly interest payments, based on a weighted average interest rate based on LIBOR, computed by the lender. The notes mature on October 16, 2002 and are secured by the underlying land and buildings. As of December 31, 1999, $13,591,581 was outstanding under these notes.

     The Company has received funding from an unaffiliated third party for the construction of certain of its Properties. Advances under this arrangement bear no interest and are required to be repaid within sixty 60 days after the date construction has been completed. The advances are secured by the specific land and buildings being developed. As of December 31, 1999, $1,730,490 was outstanding under this arrangement.

     During the quarter ended December 31, 1999, the Company completed development of two Properties that added 43,120 square feet of gross leasable area to its portfolio. The first Property is located in Columbia, Maryland and the second Property is located in Ypsilanti, Michigan. The development of these retail Properties is expected to have a positive effect on cash generated by operating activities and Funds from Operations.

     The Company has two development projects under construction that will add an additional 38,905 square feet of retail space to the Company's portfolio. The projects are expected to be completed during the first and second quarter of 2000. Additional Company funding required for these projects is estimated to be $1,400,000 and will come from the Credit Facility and construction financing. Management expects the development of the projects to have a positive effect on cash generated by operating activities and Funds from Operations.

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

     The Company plans to begin construction of additional pre-leased developments and may acquire additional properties, which will initially be financed by the Credit Facility and Line of Credit. Management intends to periodically refinance short-term construction and acquisition financing with long-term debt and / or equity in order to reduce its ratio of total debt to market capitalization to 50% or less. Nevertheless, the Company may operate with debt levels or ratios that are in excess of 50% for extended periods of time prior to the completion of this long-term financing process.

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

     Mortgages payable - As of December 31, 1999 the Company had three mortgages outstanding. The first mortgage in the amount of $33,160,787 bears interest at 7.00%. The mortgage matures on November 15, 2005. The second mortgage in the amount of $7,543,092 bears interest at 7.00%. The mortgage matures on April 1, 2013 and is subject to a rate review after the 7th year (April 1, 2006). The third mortgage in the amount of $12,232,692 bears interest at 6.63%. The mortgage matures on February 5, 2017.

     Construction loans - As of December 31, 1999 the Company had
Construction loans outstanding of $13,591,581. Under the terms of the construction loans the Company bears no interest rate risk.

     Notes payable - As of December 31, 1999 the Company had $27,158,232 outstanding on its Secured Line-of-Credit all of which had a variable interest rate, based on LIBOR.

     The Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure.

     A 10% adverse change in interest rates on the portion of the Company's debt bearing interest at variable rates would result in an increase in interest expense of approximately $200,000.

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




                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 8, 2000.

Item 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 8, 2000.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 8, 2000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 8, 2000.

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

4.1 Rights Agreement by and between Agree Realty Corporation and BankBoston, N.A. as Rights Agent Dated as of December 7, 1998 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on December 7, 1998)

10.1 Loan Modification Agreement, dated April 22, 1994, by and among Shawano Plaza, Plymouth Commons, Chippewa Commons and Nationwide Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"))

10.2 Loan Modification Agreement, dated April 22, 1994, by and among Rapids Associates, Marshall Plaza Phase Two, Petoskey Town Center, Charlevoix Commons and Nationwide Life Insurance Company
         (incorporated by reference to Exhibit 10.2 to the 1996 Form 10-K)

10.3 First Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of April 22, 1994, by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner
         (incorporated by reference to Exhibit 10.6 to the 1996 Form 10-K)

10.4 Amended and Restated Registration Rights Agreement, dated July 8, 1994 by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1994)

10.5 + 1994 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.8 to the 1996 Form 10-K)

10.6 Management Agreement, dated April 22, 1994, by and among Mt Pleasant Shopping Center, Angola Plaza, Shiloh Plaza and the Company (incorporated by reference to Exhibit 10.9 to the 1996 Form 10-K)

10.7 Contribution Agreement, dated as of April 21, 1994, by and among the Company, Richard Agree, Edward Rosenberg and the co-partnerships named therein (incorporated by reference to Exhibit 10.10 to the 1996 Form 10-K)

10.8 + Agree Realty Corporation Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to the 1996 Form 10-K)

10.9 Business Loan Agreement, dated as of September 21, 1995, by and between Agree Limited Partnership and Michigan National Bank (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K"))

10.10 Line of Credit Agreement by and among Agree Limited Partnership, the Company, the lenders parties thereto, and Michigan National Bank as Agent (incorporated by reference to Exhibit 10.10 to the 1995 Form 10-K)

10.11 First amendment to $50 million line-of-credit agreement dated August 7, 1997 among Agree Realty Corporation and Michigan National Bank, as agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1997 (the "September 1997 Form 10-Q"))

10.12 First amendment to $5 million business loan agreement dated September 21, 1997 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to Exhibit 10.2 to the September 1997 Form 10-Q)

10.13 Second amendment to $50 million line-of-credit agreement dated November 17, 1997 among Agree Realty Corporation and Michigan National Bank, as agent (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

10.14 Second amendment to amended and restated $5 million business Loan agreement dated October 19, 1998 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to Exhibit
         10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

10.15 + Employment Agreement, dated July 1, 1999, by and between the Company, and Richard Agree (incorporated by reference to exhibit
         10.5 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1999 (the "June 1999 Form 10- Q))

10.16 + Employment Agreement, dated July 1, 1999, by and between the Company, and Kenneth R. Howe (incorporated by reference to exhibit
         10.6 to the June 1999 Form 10-Q)

10.17 * Third amendment to amended and restated $5 million business Loan agreement dated December 19, 1999 between Agree Limited Partnership and Michigan National Bank

10.18 Assumption Agreement, Mortgage Modification and Amended and Restated Mortgage and Security Agreement, dated as of March 31, 1999 by Agree Limited Partnership to and in favor of Nationwide Life Insurance Company (incorporated by reference to exhibit 10.1 to the June 1999 Form 10-Q)

10.19 Project Loan Agreement dated as of April 30, 1999 between Wilmington Trust Company not in its individual capacity, but solely as Owner Trustee and Agree - Columbia Crossing Project L.L.C. (incorporated by reference to exhibit 10.2 to the June 1999 Form 10-Q)

10.20 Project Loan Agreement dated as of June 11, 1999 between Wilmington Trust Company not in its individual capacity, but solely as Owner Trustee and Agree - Milestone Center Project L.L.C. (incorporated by reference to exhibit 10.3 to the June 1999 Form 10-Q)

10.21 Trust Mortgage dated as of June 27, 1999 from Agree Facility No. 1, L.L.C. as Grantor to Manufacturers and Traders Trust Company (incorporated by reference to exhibit 10.4 to the June 1999 Form 10-Q)

21.1 *   Subsidiaries of Agree Realty Corporation

23   *   Consent of BDO Seidman, LLP

27.1 *   Financial Data Schedule

-----------------------------------------------------------------------------

     *    Filed herewith

     +    Management contract or compensatory plan or arrangement

     (b)  Reports on Form 8-K

          No reports on form 8-K were filed by the Company during the quarter ending December 31, 1999

                                  SIGNATURES


     PURSUANT to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    AGREE REALTY CORPORATION


                                    By:      /s/ Richard Agree
                                           --------------------------
                                    Name:  Richard Agree
                                           President and Chairman of the
                                               Board of Directors
                                    Date:  March 23, 2000

     PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of March 2000.


By:       /s/Richard Agree             By:     /s/ Farris G. Kalil
       --------------------------             ---------------------
       Richard Agree                          Farris G. Kalil
       President and Chairman of the          Director
         Board of Directors
       (Principal Executive Officer)

                                       By:     /s/ Michael Rotchford
                                              ----------------------
                                              Michael Rotchford
                                              Director

By:      /s/Kenneth R. Howe
       -------------------------
       Kenneth R. Howe
       Vice President, Finance         By:     /s/ Ellis G. Wachs
         and Secretary                        ---------------------
       (Principal Financial and               Ellis G. Wachs
         Accounting Officer)                  Director



                                       By:     /s/ Gene Silverman
                                              ----------------------
                                              Gene Silverman
By:     /s/ Edward Rosenberg                  Director
       ------------------------
       Edward Rosenberg
       Director

                          Agree Realty Corporation












 =============================================================================
                                                         Financial Statements
                                 Years Ended December 31, 1999, 1998 and 1997







                                                     Agree Realty Corporation

                                                                        Index
 =============================================================================


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



                                     F-1


Report of Independent Certified Public Accountants


To the Board of Directors and Owners of
Agree Realty Corporation
Farmington Hills, Michigan

We have audited the accompanying consolidated balance sheets of Agree Realty Corporation (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. We have also audited the schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agree Realty Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.




                                                           BDO SEIDMAN, LLP
Troy, Michigan
February 10, 2000


                                     F-2


                                                     Agree Realty Corporation

                                                  Consolidated Balance Sheets
=============================================================================


December 31,                                        1999               1998
-----------------------------------------------------------------------------
Assets

Real Estate Investments (Notes 3, 4 and 5)
   Land                                        $  40,270,367    $  37,005,162
   Buildings                                     135,709,128      128,861,505
   Property under development                      3,878,611        1,054,335
-----------------------------------------------------------------------------

                                                 179,858,106      166,921,002
   Less accumulated depreciation                 (26,342,296)     (23,022,291)
-----------------------------------------------------------------------------

Net Real Estate Investments                      153,515,810      143,898,711

Cash and Cash Equivalents                          1,064,241          994,159

Accounts Receivable - Tenants                        565,133          645,052

Investments In and Advances To
   Unconsolidated Entities                           449,676        1,135,409

Unamortized Deferred Expenses
   Financing costs                                 1,587,397        1,533,440
   Leasing costs                                     282,629          302,694

Other Assets                                         730,651          761,066
-----------------------------------------------------------------------------

                                               $ 158,195,537    $ 149,270,531
=============================================================================

         See accompanying notes to consolidated financial statements.




                                    F - 3



                                                     Agree Realty Corporation

                                                  Consolidated Balance Sheets
=============================================================================


December 31,                                          1999              1998
-----------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Mortgages Payable (Note 3)                        $ 52,936,571   $ 41,299,294

Construction Loans (Note 4)                         15,322,071      8,874,326

Notes Payable (Note 5)                              27,158,232     35,158,232

Dividends and Distributions Payable (Note 6)         2,317,670      2,309,136

Accrued Interest Payable                               344,875        318,362

Accounts Payable
   Capital expenditures                              1,315,597      1,444,517
   Operating                                           855,886        721,485

Tenant Deposits                                         52,073         48,606
-----------------------------------------------------------------------------

Total Liabilities                                  100,302,975     90,173,958
-----------------------------------------------------------------------------

Minority Interest (Note 7)                           5,859,012      6,047,843
-----------------------------------------------------------------------------

Stockholders' Equity (Notes 6 and 8)
   Common stock, $.0001 par value; 20,000,000
     shares authorized; 4,364,867 and 4,346,313
     shares issued and outstanding                         436            435
   Additional paid-in capital                       63,217,235     62,873,987
   Deficit                                         (10,673,302)    (9,448,351)
-----------------------------------------------------------------------------

                                                    52,544,369     53,426,071
Less: unearned compensation - restricted
  stock (Note 12)                                     (510,819)      (377,341)
-----------------------------------------------------------------------------

Total Stockholders' Equity                          52,033,550     53,048,730
-----------------------------------------------------------------------------

                                                  $158,195,537   $149,270,531

=============================================================================

        See accompanying notes to consolidated financial statements.



                                    F - 4



                                                     Agree Realty Corporation

                                            Consolidated Statements of Income
=============================================================================


Year Ended December 31,                  1999          1998          1997
-----------------------------------------------------------------------------

Revenues
   Rental income                     $19,436,694   $17,505,825   $16,152,240
   Operating cost reimbursement        2,452,208     2,091,633     1,997,087
   Management fees and other
     (Note 9)                             41,838        76,094        84,840
-----------------------------------------------------------------------------

Total Revenues                        21,930,740    19,673,552    18,234,167
-----------------------------------------------------------------------------

Operating Expenses
   Real estate taxes                   1,700,850     1,556,172     1,398,120
   Property operating expenses         1,268,559       947,619       934,584
   Land lease payments                   541,993       545,194       452,106
   General and administrative          1,424,602     1,170,122     1,106,816
   Depreciation and amortization       3,435,711     3,073,469     2,782,083
-----------------------------------------------------------------------------

Total Operating Expenses               8,371,715     7,292,576     6,673,709
-----------------------------------------------------------------------------

Income From Operations                13,559,025    12,380,976    11,560,458
-----------------------------------------------------------------------------

Other Income (Expense)
   Interest expense                   (5,770,736)   (5,231,088)   (5,551,734)
   Development fee income                 40,873       176,193        57,089
   Equity in net income (loss) of
      unconsolidated entities             27,739        (7,921)       (5,573)
   Gain on land sales                       --            --         103,270
-----------------------------------------------------------------------------

Total Other Expense                   (5,702,124)   (5,062,816)   (5,396,948)
-----------------------------------------------------------------------------

Income Before Extraordinary Item
   and Minority Interest               7,856,901     7,318,160     6,163,510

Extraordinary Item - Loss on
   Extinguishment of Debt (Note 10)         --         319,422          --
-----------------------------------------------------------------------------

Income Before Minority Interest        7,856,901     6,998,738     6,163,510

Minority Interest                      1,050,496       911,962       943,287
-----------------------------------------------------------------------------

Net Income                           $ 6,806,405   $ 6,086,776   $ 5,220,223
=============================================================================

Earnings Per Share (Note 2)
   Income before extraordinary item  $      1.56   $      1.46   $      1.41
   Extraordinary item                       --             .06          --
-----------------------------------------------------------------------------

Earnings Per Share                   $      1.56   $      1.40   $      1.41
=============================================================================


         See accompanying notes to consolidated financial statements.


                                                     Agree Realty Corporation

                              Consolidated Statements of Stockholders' Equity
=============================================================================

                                              Common Stock           Additional                            Unearned
                                         ---------------------          Paid-In                       Compensation-
                                          Shares       Amount           Capital         Deficit    Restricted Stock
-------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997                 2,649,475     $ 265       $ 30,060,908    $ (5,619,136)       $ (248,213)

Issuance of shares under the Stock
   Incentive Plan                           28,955         3            618,910            --            (235,126)
Vesting of restricted stock                   --        --                 --              --             113,380
Issuance of common stock                 1,653,850       165         31,888,031            --                --
Shares forfeited under the Stock
   Incentive Plan                           (3,300)     --              (64,362)           --              64,362
Dividends declared, $1.82 per share           --        --                 --        (7,138,998)             --
Net income                                    --        --                 --         5,220,223              --
-----------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997               4,328,980       433         62,503,487      (7,537,911)         (305,597)

Issuance of shares under the Stock
   Incentive Plan                           19,033         2            405,828            --            (227,850)
Vesting of restricted stock                   --        --                 --              --             156,106
Shares redeemed under the Stock
   Incentive Plan                           (1,700)     --              (35,328)           --                --
Dividends declared, $1.84 per share           --        --                 --        (7,997,216)             --
Net income                                    --        --                 --         6,086,776              --
-----------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998               4,346,313       435         62,873,987      (9,448,351)         (377,341)

Issuance of shares under the Stock
   Incentive Plan                           18,554         1            343,248            --            (327,450)
Vesting of restricted stock                   --        --                 --              --             193,972
Dividends declared, $1.84 per share           --        --                 --        (8,031,356)             --
Net income for the year ended
   December 31, 1999                          --        --                 --         6,806,405              --
-----------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999               4,364,867  $    436       $ 63,217,235    $(10,673,302)       $ (510,819)
=================================================================================================================


         See accompanying notes to consolidated financial statements.


                                                     Agree Realty Corporation

                                        Consolidated Statements of Cash Flows
=============================================================================

Year Ended December 31,                                       1999            1998            1997
------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income                                             $  6,806,405    $  6,086,776    $  5,220,223
   Adjustments to reconcile net income to net
     cash provided by operating activities
       Depreciation                                          3,350,133       2,993,886       2,709,177
       Amortization                                            448,767         511,407         483,267
       Stock-based compensation                                193,972         156,106         113,380
       Write-off of deferred finance costs                        --           226,162            --
       Equity in net (income) loss of
         unconsolidated entities                               (27,739)          7,921           5,573
       Minority interests                                    1,050,496         911,962         943,287
       Gain on land sales                                         --              --          (103,270)
       Decrease (increase) in accounts receivable               79,919        (171,134)        164,817
       Decrease (increase) in other assets                      (6,955)        249,298        (115,131)
       Increase (decrease) in accounts payable                 134,401         118,623         (89,119)
       Increase (decrease) in accrued interest                  26,513          69,620        (106,246)
       Increase (decrease) in tenant deposits                    3,467          (3,467)            846
------------------------------------------------------------------------------------------------------

Net Cash Provided By Operating Activities                   12,059,379      11,157,160       9,226,804
------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Acquisition of real estate investments (including
     capitalized interest of $452,000 in 1999, $470,671
     in 1998 and $117,892 in 1997)                         (11,621,507)    (13,688,468)     (8,727,691)
   Investments in and distributions from
     unconsolidated entities - net                             702,226         655,665           4,791
   Proceeds from sale of land                                     --              --           148,270
------------------------------------------------------------------------------------------------------

Net Cash Used In Investing Activities                      (10,919,281)    (13,032,803)     (8,574,630)
------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.


                                                     Agree Realty Corporation

                                        Consolidated Statements of Cash Flows
=============================================================================


Year Ended December 31,                                      1999            1998            1997
------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Mortgage proceeds                                     $ 12,390,135    $       --      $       --
   Dividends and limited partners' distributions paid      (9,262,149)     (9,179,457)     (7,494,505)
   Line-of-credit net borrowings (payments)                (8,000,000)     26,517,216      16,275,009
   Proceeds from construction loans                         6,447,745       3,299,235       4,099,043
   Payments of payables for capital expenditures           (1,428,718)     (1,338,399)       (596,794)
   Payments of mortgages payable                             (752,858)    (15,830,943)     (2,709,973)
   Payments for financing costs                              (417,146)        (58,000)       (145,410)
   Payments of leasing costs                                  (47,025)        (83,131)        (84,898)
   Payment of related party payables                             --        (1,757,359)           --
   Payment of note payable                                       --          (450,000)           --
   Redemption of restricted stock                                --           (35,328)           --
   Net proceeds from the issuance of common stock                --              --        31,888,196
   Payment on line-of-credit                                     --              --       (31,250,375)
   Payment of construction loans                                 --              --        (9,140,888)
------------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Financing Activities        (1,070,016)      1,083,834         839,405
------------------------------------------------------------------------------------------------------

Net Increase (Decrease) In Cash
   and Cash Equivalents                                        70,082        (791,809)      1,491,579

Cash and Cash Equivalents, beginning of year                  994,159       1,785,968         294,389
------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of year                   $  1,064,241    $    994,159    $  1,785,968
=====================================================================================================
Supplemental Disclosure of Cash Flow Information
   Cash paid for interest (net of amounts capitalized)   $  5,395,192    $  4,790,000    $  5,313,000
=====================================================================================================

Supplemental Disclosure of Non-Cash Transactions
   Dividends and limited partners' distributions
     declared and unpaid                                 $  2,317,670    $  2,309,136    $  2,284,792
   Real estate investments financed with accounts
     payable                                             $  1,315,597    $  1,444,517    $  1,516,379
   Shares issued under Stock Incentive Plan              $    343,249    $    405,830    $    618,913
   Operating partnership units issued for purchase
     of real estate                                      $       --      $    691,119    $       --
   Shares retired under Stock Incentive Plan             $       --      $       --      $     64,362
=====================================================================================================

         See accompanying notes to consolidated financial statements.


                                                     Agree Realty Corporation

                                   Notes to Consolidated Financial Statements
=============================================================================

1.    The Company                       Agree Realty Corporation (the
                                        "Company") is a self-administered,
                                        self-managed real estate investment
                                        trust which develops, acquires, owns
                                        and operates properties which are
                                        primarily leased to national and
                                        regional retail companies under net
                                        leases. At December 31, 1999, the
                                        Company's properties are comprised of
                                        fourteen shopping centers and
                                        twenty-one single tenant retail
                                        facilities located in twelve states.
                                        In addition, the Company owns joint
                                        venture interests ranging from 8% to
                                        20% in seven free-standing retail
                                        properties. During the year ended
                                        December 31, 1999, approximately 95%
                                        of the Company's base rental revenues
                                        were received from national and
                                        regional tenants under long-term
                                        leases, including approximately 26%
                                        from Kmart Corporation and 24% from
                                        Borders, Inc.

2.    Summary of Significant            Principles of Consolidation
      Accounting Policies
                                        The consolidated financial statements
                                        of Agree Realty Corporation include
                                        the accounts of the Company, its
                                        majority-owned partnership, Agree
                                        Limited Partnership (the "Operating
                                        Partnership"), and its wholly-owned
                                        subsidiaries. The Company controlled,
                                        as the sole general partner, 86.63%
                                        and 86.58% of the Operating
                                        Partnership as of December 31, 1999
                                        and 1998, respectively. All material
                                        intercompany accounts and
                                        transactions are eliminated.

                                        Use of Estimates

                                        The preparation of financial
                                        statements in conformity with
                                        generally accepted accounting
                                        principles, requires management to
                                        make estimates and assumptions that
                                        affect the reported amounts of (1)
                                        assets and liabilities and the
                                        disclosure of contingent assets and
                                        liabilities as of the date of the
                                        financial statements, and (2)
                                        revenues and expenses during the
                                        reporting period. Actual results
                                        could differ from those estimates.


                                                     Agree Realty Corporation

                                   Notes to Consolidated Financial Statements
=============================================================================

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

                                        Valuation of Long-Lived Assets

                                        Long-lived assets such as real estate
                                        investments are evaluated for
                                        impairment when events or changes in
                                        circumstances indicate that the
                                        carrying amount of the assets may not
                                        be recoverable through the estimated
                                        undiscounted future cash flows from
                                        the use of these assets. When any
                                        such impairment exists, the related
                                        assets will be written down to fair
                                        value. No impairment loss recognition
                                        has been required through December
                                        31, 1999.

                                        Real Estate Investments

                                        Real estate assets are stated at cost
                                        less accumulated depreciation. All
                                        costs related to planning,
                                        development and construction of
                                        buildings prior to the date they
                                        become operational, including
                                        interest and real estate taxes during
                                        the construction period, are
                                        capitalized for financial reporting
                                        purposes and recorded as "Property
                                        under development" until construction
                                        has been completed. As of December
                                        31, 1999, the cost to complete the
                                        properties under development is
                                        approximately $1,400,000.

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


                                                     Agree Realty Corporation

                                   Notes to Consolidated Financial Statements
=============================================================================

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

                                        Other Assets

                                        The Company records prepaid expenses,
                                        deposits and miscellaneous
                                        receivables as "other assets" in the
                                        accompanying balance sheets.

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


                                                     Agree Realty Corporation

                                   Notes to Consolidated Financial Statements
=============================================================================

                                        Minority Interest

                                        This amount represents the limited
                                        partners' interest ("OP Units") of
                                        13.37% (convertible into 673,547
                                        shares) and 13.42% (convertible into
                                        673,547 shares) in the Operating
                                        Partnership as of December 31, 1999
                                        and 1998, respectively.

                                        Revenue Recognition

                                        Base rental income attributable to
                                        leases is recorded when due from
                                        tenants. Certain leases provide for
                                        additional rents based on tenants'
                                        sales volume. These percentage rents
                                        are recognized as received by the
                                        Company. In addition, leases for
                                        certain tenants contain rent
                                        escalations and/or free rent during
                                        the first several months of the lease
                                        term; however, such amounts are not
                                        material.

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


                                                     Agree Realty Corporation

                                   Notes to Consolidated Financial Statements
=============================================================================

                                        The Company declared dividends per
                                        share of $1.84, $1.84, and $1.82
                                        during the years ended December 31,
                                        1999, 1998, and 1997, respectively;
                                        the dividends have been reflected for
                                        federal income tax purposes as
                                        follows:

                                        December 31,        1999   1998   1997
                                        --------------------------------------
                                        Ordinary income    $1.44  $1.32  $1.20
                                        Return of capital    .40    .52    .62
                                        --------------------------------------

                                        Total              $1.84  $1.84  $1.82
                                        ======================================

                                        The aggregate federal income tax
                                        basis of Real Estate Investments is
                                        approximately $17.3 million less than
                                        the financial statement basis.

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

                                        The following table sets forth the
                                        computation of basic and diluted
                                        earnings per share:


                                        December 31,                           1999        1998        1997
                                        ----------------------------------------------------------------------
                                        Numerator
                                          Net income                        $6,806,405  $6,086,776  $5,220,223
                                          Income allocated to minority
                                          interests                          1,050,496     911,962     943,287
                                        ----------------------------------------------------------------------

                                        Numerator for Basic and Diluted
                                          Earnings Per Share - Income
                                          Available to Shareholders
                                          After Assumed Conversions         $7,856,901  $6,998,738  $6,163,510
                                        ======================================================================


                                                     Agree Realty Corporation

                                   Notes to Consolidated Financial Statements
=============================================================================


                                        December 31,                               1999        1998        1997
                                        --------------------------------------------------------------------------
                                        Denominator

                                          Weighted average shares outstanding    4,364,867   4,346,313   3,695,162
                                          Weighted average OP Units outstanding,
                                          Assuming conversion                      673,547     651,122     637,959
                                        --------------------------------------------------------------------------

                                        Denominator for Basic Earnings Per
                                          Share - Adjusted Weighted Average
                                          Shares and Assumed Conversions         5,038,414   4,997,435   4,333,121

                                        Employee Stock Options                        --           685       1,406
                                        --------------------------------------------------------------------------

                                        Denominator for Diluted Earnings Per
                                          Share                                   5,038,414   4,998,120   4,334,527
                                        ===========================================================================

                                        Reclassifications

                                        Certain amounts in prior years'
                                        financial statements have been
                                        reclassified to conform with current
                                        year's presentation.

                                        Recent Accounting Pronouncements

                                        In June 1998, the Financial
                                        Accounting Standards Board issued
                                        SFAS No. 133 "Accounting for
                                        Derivative Instruments and Hedging
                                        Activities." This statement, which
                                        was subsequently amended by SFAS No.
                                        137, will become effective in fiscal
                                        2001, and is not expected to have an
                                        impact on the Company's financial
                                        statements.


                                                     Agree Realty Corporation

                                   Notes to Consolidated Financial Statements
=============================================================================

3.    Mortgages Payable                 Mortgages payable consisted of the
                                        following:


                                        December 31,                                 1999           1998
                                        -------------------------------------------------------------------
                                        Note payable in monthly installments
                                         of $249,750 including interest at
                                         7.0% per annum, with the remaining
                                         balance due November 2005;
                                         collateralized by related real
                                         estate and tenants' leases              $33,160,787   $33,600,000

                                        Note payable in monthly installments
                                         of $99,598 including interest at
                                         6.63% per annum, collateralized by
                                         related real estate and tenants'
                                         leases                                  12,232,692           --

                                        Note payable in monthly installments
                                         of $61,948 including interest at
                                         7.0% per annum (with rate to be
                                         modified to prevailing interest rate
                                         in December 2005), collateralized by
                                         related real estate and tenants'
                                         leases, final balloon installment
                                         scheduled to be due April 2013            7,543,092     7,699,294
                                        ------------------------------------------------------------------

                                        Total                                    $52,936,571   $41,299,294
                                        ==================================================================

                                        Future scheduled annual maturities of
                                        mortgages payable for years ending
                                        December 31 are as follows: 2000 -
                                        $1,297,668; 2001 - $1,409,050; 2002 -
                                        $1,509,245; 2003 - $1,616,568; 2004 -
                                        $1,731,528 and $45,372,512
                                        thereafter.


                                                     Agree Realty Corporation

                                   Notes to Consolidated Financial Statements
=============================================================================

4.    Construction Loans                The Company's wholly-owned
                                        subsidiaries have obtained
                                        construction financing totalling
                                        approximately $16,100,000, which is
                                        available to fund the development of
                                        four retail properties, three of
                                        which have been completed and are
                                        operating. (The fourth property will
                                        be completed in 2000). Quarterly
                                        interest payments are made based on
                                        LIBOR. The notes mature on October 16,
                                        2002 and are secured by the related
                                        land and buildings. The Company owed
                                        $13,591,581 and $7,143,836 for these
                                        loans at December 31, 1999 and 1998,
                                        respectively.

                                        The Company has also received funding
                                        from an unaffiliated third party for
                                        certain of its single tenant retail
                                        properties. Borrowings under this
                                        arrangement bear no interest and are
                                        required to be repaid within sixty
                                        (60) days after the date the
                                        construction has been completed. The
                                        advances are secured by the specific
                                        land and buildings being developed.
                                        As of December 31, 1999 and 1998,
                                        $1,730,490 was outstanding under this
                                        arrangement.

5.    Notes Payable                     The Operating Partnership has entered
                                        into a $50 million line-of-credit
                                        agreement which is guaranteed by the
                                        Company. The agreement expires on
                                        August 7, 2000 and can be extended,
                                        solely at the option of the Operating
                                        Partnership, for an additional three
                                        years. Advances under this credit
                                        facility bear interest within a range
                                        of either LIBOR plus 150 basis points
                                        to 213 basis points, or the bank's
                                        prime rate less 50 basis points to
                                        plus 13 basis points, at the option
                                        of the Company, based on certain
                                        factors such as debt to property
                                        value and debt service coverage. The
                                        credit facility is used to fund
                                        property acquisitions and development
                                        activities, and is secured by
                                        specific properties. At December 31,
                                        1999 and 1998, $27,158,232 and
                                        $35,158,232, respectively, was
                                        outstanding under this facility.

                                        In addition, the Company maintains a
                                        $5,000,000 line-of-credit agreement
                                        with a bank. Monthly interest
                                        payments are required, either at the
                                        bank's prime rate less 50 basis
                                        points, or 175 basis points in excess
                                        of the one-month LIBOR rate, at the
                                        option of the Company. At December 31,
                                        1999 and 1998, there were no
                                        outstanding borrowings under this
                                        agreement.

                                                     Agree Realty Corporation

                                   Notes to Consolidated Financial Statements
=============================================================================

6.    Dividends and Distributions       On December 6, 1999, the Company
      Payable                           declared a dividend of $.46 per share
                                        for the quarter ended December 31,
                                        1999; approximately 22% percent of
                                        the dividend represented a return of
                                        capital. The holders of OP Units were
                                        entitled to an equal distribution per
                                        OP Unit held as of December 31, 1999.
                                        The dividends and distributions
                                        payable are recorded as liabilities
                                        in the Company's balance sheet at
                                        December 31, 1999. The dividend has
                                        been reflected as a reduction of
                                        stockholders' equity and the
                                        distribution has been reflected as a
                                        reduction of the limited partners'
                                        minority interest. These amounts were
                                        paid on January 6, 2000.


7.    Minority Interest                 The following summarizes the changes
                                        in minority interest since January 1,
                                        1997:

                                        ----------------------------------------------------------------
                                        Minority Interest at January 1, 1997                $  5,869,014
                                        Minority interests' share of income for the year         943,287
                                        Distributions for the year                            (1,160,954)
                                        ----------------------------------------------------------------

                                        Minority Interest at December 31, 1997                 5,651,347
                                        Acquisition of Mt. Pleasant Shopping Center
                                          (see Note 9)                                           691,119
                                        Minority interests' share of income for the year         911,962
                                        Distributions for the year                            (1,206,585)
                                        ----------------------------------------------------------------

                                        Minority Interest at December 31, 1998                 6,047,843
                                        Minority interests' share of income for the year       1,050,496
                                        Distributions for the year                            (1,239,327)
                                        ----------------------------------------------------------------

                                        Minority Interest at December 31, 1999              $  5,859,012
                                        ==================================================================


                                                     Agree Realty Corporation

                                   Notes to Consolidated Financial Statements
=============================================================================

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

11.   Stock Incentive Plan              The Company has established a stock
                                        incentive plan (the "Plan") under
                                        which options were granted in April
                                        1994. The options, which have an
                                        exercise price equal to the initial
                                        public offering price ($19.50/share),
                                        can be exercised in increments of 25%
                                        on each anniversary of the date of
                                        the grant. The total of 23,275 options
                                        were exercisable at December 31, 1999
                                        and 1998. No options were exercised
                                        during either 1999 or 1998.

                                        The Company has adopted the
                                        disclosure-only provisions of SFAS
                                        No. 123 "Accounting for Stock-Based
                                        Compensation." However, since no
                                        compensation cost would have been
                                        recognized pursuant to SFAS No. 123
                                        under the Plan in either 1999 or
                                        1998, there is no effect on the
                                        Company's net income for these years.


                                                     Agree Realty Corporation

                                   Notes to Consolidated Financial Statements
=============================================================================

12.   Unearned Compensation             As part of the Company's stock
      -Restricted Stock                 incentive plan, restricted common
                                        shares are granted to certain
                                        employees. The restricted shares vest
                                        in increments of 20% per year for
                                        five years. Plan participants are
                                        entitled to receive the quarterly
                                        dividends on their respective
                                        restricted shares. The following
                                        table summarizes the restricted
                                        shares for the years ended
                                        December 31, 1999, 1998 and 1997:

                                        December 31,                                1999        1998        1997
                                        --------------------------------------------------------------------------
                                        Restricted shares outstanding January 1     66,778     49,445      23,790
                                        Restricted shares granted during
                                          the year                                  18,554     19,033      28,955
                                        Restricted shares redeemed during the
                                          year                                        --       (1,700)       --
                                        Restricted shares forfeited during the
                                          year                                        --         --        (3,300)
                                        --------------------------------------------------------------------------

                                        Restricted shares outstanding
                                          December 31                               85,332     66,778      49,445
                                        =========================================================================

                                        Compensation Expense Recorded Related
                                          to Restricted Common Shares             $193,972   $156,106    $113,380
                                        =========================================================================


13.   Profit-Sharing Plan               The Company has a discretionary
                                        profit-sharing plan whereby it
                                        contributes to the plan such amounts
                                        as the Board of Directors of the
                                        Company determines. The participants
                                        in the plan cannot make any
                                        contributions to the plan.
                                        Contributions to the plan are
                                        allocated to the employees based on
                                        their percentage of compensation to
                                        the total compensation of all
                                        employees for the plan year.
                                        Participants in the plan become fully
                                        vested after six years of service. No
                                        contributions were made to the plan
                                        in 1999, 1998 or 1997.

14.   Rental Income                     The Company leases premises in its
                                        properties to tenants pursuant to
                                        lease agreements which provide for
                                        terms ranging generally from 5 to 25
                                        years. The majority of leases provide
                                        for additional rents based on
                                        tenants' sales volume; however, such
                                        amounts earned by the Company
                                        historically have not been material.


                                                     Agree Realty Corporation

                                   Notes to Consolidated Financial Statements
=============================================================================

                                        As of December 31, 1999, the future
                                        minimum revenues for the next five
                                        years from rental property under the
                                        terms of all noncancellable tenant
                                        leases, assuming no new or
                                        renegotiated leases are executed for
                                        such premises, are as follows (in
                                        thousands):

                                        2000                        $ 18,943
                                        2001                          18,027
                                        2002                          17,048
                                        2003                          16,190
                                        2004                          15,648
                                        Thereafter                   155,214
                                        ------------------------------------

                                        Total                       $241,070
                                        ====================================

                                        Of these future minimum rentals,
                                        approximately 31% of the total is
                                        attributable to Kmart Corporation,
                                        approximately 31% is attributable to
                                        Borders, Inc. and approximately 17%
                                        is attributable to Walgreen Company.
                                        Kmart's principal business is general
                                        merchandise retailing through a chain
                                        of discount department stores,
                                        Borders is a major operator of book
                                        superstores in the United States and
                                        Walgreen operates in the national
                                        chain drugstore industry.

15.   Lease Commitments                 The Company has entered into certain
                                        land lease agreements for four of its
                                        properties. As of December 31, 1999,
                                        future annual lease commitments under
                                        these agreements are as follows:

                                        Year Ended December 31,
                                        -------------------------------------

                                        2000                      $   717,910
                                        2001                          721,160
                                        2002                          723,949
                                        2003                          725,443
                                        2004                          725,443
                                        Thereafter                 14,347,041
                                        =====================================


                                                     Agree Realty Corporation

                                   Notes to Consolidated Financial Statements
=============================================================================

16.   Interim Results                   The following summary represents the
      (Unaudited)                       unaudited results of operations of
                                        the Company, expressed in thousands
                                        except per share amounts, for the
                                        periods from January 1, 1998 through
                                        December 31, 1999:

                                                                                Three Months Ended
                                        --------------------------------------------------------------------------
                                        1999                              March 31,  June 30,   September 30,  December 31,
                                        ===================================================================================

                                        Revenues                           $5,382      $5,374      $5,490         $5,685
                                        ================================================================================

                                        Income before minority
                                          interest                         $1,832      $2,037      $2,020         $1,968
                                        Minority interest                     245         272         270            263
                                        --------------------------------------------------------------------------------

                                        Net Income                         $1,587      $1,765      $1,750         $1,705
                                        ================================================================================

                                        Earnings Per Share                 $  .36      $  .40      $  .40         $  .40
                                        ================================================================================

                                                                                Three Months Ended
                                        --------------------------------------------------------------------------
                                        1998                              March 31,  June 30,   September 30,  December 31,
                                        ===================================================================================

                                        Revenues                           $4,720      $4,716      $4,974         $5,264
                                        ================================================================================

                                        Income before minority
                                          interest and extraordinary
                                          item                             $1,753      $1,765      $1,955         $1,845
                                        Extraordinary item                   --          --          --              319
                                        Minority interest                     226         224         256            206
                                        --------------------------------------------------------------------------------

                                        Net Income                         $1,527      $1,541      $1,699         $1,320
                                        ================================================================================

                                        Earnings Per Share
                                          Income before extraordinary
                                          item                             $  .35      $  .36      $  .39         $  .36
                                          Extraordinary item                 --          --          --              .06
                                        ================================================================================

                                        Earnings Per Share                 $  .35      $  .36      $  .39         $  .30
                                        ================================================================================


                                                     Agree Realty Corporation

                      Schedule III - Real Estate and Accumulated Depreciation
                                                            December 31, 1999
=============================================================================


Column A                       Column B              Column C              Column D
--------                     ------------   --------------------------  -------------
                                                   Initial Cost                 Costs
                                            --------------------------    Capitalized
                                                          Building and  Subsequent to
Description                   Encumbrance       Land      Improvements    Acquisition
-------------------------------------------------------------------------------------
Completed Retail Facilities
  Borman Center, MI           $ 1,613,199   $   550,000   $   562,404   $ 1,066,115
  Capital Plaza, KY             1,433,955         7,379     2,240,607       534,115
  Charlevoix Common, MI         3,929,553       305,000     5,152,992        46,718
  Chippewa Commons, WI          5,037,124     1,197,150     6,367,560       214,250
  Grayling Plaza, MI            1,002,139       200,000     1,778,657          --
  Iron Mountain Plaza, MI       2,723,971       677,820     7,014,996       491,900
  Ironwood Commons, MI          3,261,704       167,500     8,181,306       244,753
  Marshall Plaza Two, MI        3,362,504          --       4,662,230        69,159
  North Lakeland Plaza, FL      7,543,092     1,641,879     6,364,379       512,870
  Oscoda Plaza, MI              1,116,203       183,295     1,872,854          --
  Perrysburg Plaza, OH               --          21,835     2,291,651       350,696
  Petoskey Town Center, MI      5,504,691       875,000     8,895,289        18,542
  Plymouth Commons, WI          4,748,625       535,460     5,667,504       239,397
  Rapids Associates, MI         5,053,703       705,000     6,854,790        27,767
  Shawano Plaza, WI             5,524,587       190,000     9,133,934       101,471
  West Frankfort Plaza, IL        296,025         8,002       784,077        36,807
  Winter Garden Plaza, FL            --       1,631,448     8,459,024          --
  Omaha Store, NE               1,664,800     1,705,619     2,053,615         2,152
  Wichita Store, KS             1,344,332     1,039,195     1,690,644        24,666
  Santa Barbara Store, CA       2,767,424     2,355,423     3,240,557         2,650
  Monroeville, PA               4,068,303     6,332,158     2,249,724          --
  Norman, OK                    1,178,667       879,562     1,626,501          --
  Columbus, OH                  1,347,048       826,000     2,336,791          --
  Aventura, FL                  1,379,638          --       3,173,121          --
  Boyton Beach, FL              3,529,824     3,103,942     2,043,122          --
  Lawrence, KS                  3,181,670          --       3,000,000       155,407
  Waterford, MI                 2,948,079       971,009     1,562,869       133,993
  Chesterfield Township, MI     3,231,877     1,350,590     1,757,830       (46,164)


                                    F - 22


                                                     Agree Realty Corporation

                      Schedule III - Real Estate and Accumulated Depreciation
                                                            December 31, 1999
=============================================================================

                                               Column E                     Column F       Column G       Column H
                                 --------------------------------------   -------------  ------------   ------------
                                                                                                                Life
                                                                                                            on Which
                                     Gross Amount at Which Carried                                      Depreciation
                                           at Close of Period                                              in Latest
                                 --------------------------------------                                       Income
                                              Building and                 Accumulated        Date of      Statement
                                    Land      Improvements      Total     Depreciation   Construction    is Computed
-----------------------------------------------------------------------------------------------------------------------
Completed Retail Facilities
  Borman Center, MI             $   550,000   $ 1,628,519   $ 2,178,519   $ 1,000,399           1977       40 Years
  Capital Plaza, KY                   7,379     2,774,722     2,782,101     1,272,829           1978       40 Years
  Charlevoix Common, MI             305,000     5,199,710     5,504,710     1,190,074           1991       40 Years
  Chippewa Commons, WI            1,197,150     6,581,810     7,778,960     1,545,956           1990       40 Years
  Grayling Plaza, MI                200,000     1,778,657     1,978,657       714,330           1984       40 Years
  Iron Mountain Plaza, MI           677,820     7,506,896     8,184,716     1,537,311           1991       40 Years
  Ironwood Commons, MI              167,500     8,426,059     8,593,559     1,787,688           1991       40 Years
  Marshall Plaza Two, MI               --       4,731,389     4,731,389     1,029,255           1990       40 Years
  North Lakeland Plaza, FL        1,641,879     6,877,249     8,519,128     2,166,718           1987       40 Years
  Oscoda Plaza, MI                  183,295     1,872,854     2,056,149       745,891           1984       40 Years
  Perrysburg Plaza, OH              341,531     2,322,651     2,664,182       932,728           1983       40 Years
  Petoskey Town Center, MI          875,000     8,913,831     9,788,831     1,995,657           1990       40 Years
  Plymouth Commons, WI              535,460     5,906,901     6,442,361     1,336,904           1990       40 Years
  Rapids Associates, MI             705,000     6,882,557     7,587,557     1,583,328           1990       40 Years
  Shawano Plaza, WI                 190,000     9,235,405     9,425,405     2,202,013           1990       40 Years
  West Frankfort Plaza, IL            8,002       820,884       828,886       351,308           1982       40 Years
  Winter Garden Plaza, FL         1,631,448     8,459,024    10,090,472     2,326,150           1988       40 Years
  Omaha Store, NE                 1,705,619     2,055,767     3,761,386       211,994           1995       40 Years
  Wichita Store, KS               1,039,195     1,715,310     2,754,505       176,815           1995       40 Years
  Santa Barbara Store, CA         2,355,423     3,243,207     5,598,630       334,447           1995       40 Years
  Monroeville, PA                 6,332,158     2,249,724     8,581,882       175,507           1996       40 Years
  Norman, OK                        879,562     1,626,501     2,506,063       131,960           1996       40 Years
  Columbus, OH                      826,000     2,336,791     3,162,791       228,807           1996       40 Years
  Aventura, FL                         --       3,173,121     3,173,121       294,175           1996       40 Years
  Boyton Beach, FL                3,103,942     2,043,122     5,147,064       157,303           1996       40 Years
  Lawrence, KS                         --       3,155,407     3,155,407       165,186           1997       40 Years
  Waterford, MI                     971,009     1,696,862     2,667,871        83,882           1997       40 Years
  Chesterfield Township, MI       1,350,590     1,711,666     3,062,256        64,765           1998       40 Years


                                    F - 22



                                                     Agree Realty Corporation

                      Schedule III - Real Estate and Accumulated Depreciation
                                                            December 31, 1999
=============================================================================


Column A                     Column B              Column C               Column D
--------                   ------------     ------------------------   -------------
                                                 Initial Cost                  Costs
                                            ------------------------     Capitalized
                                                        Building and   Subsequent to
Description                 Encumbrance       Land      Improvements     Acquisition
------------------------------------------------------------------------------------
  Grand Blanc, MI            3,088,755      1,104,285      1,998,919          27,837
  Pontiac, MI                2,963,981      1,144,190      1,808,955         (73,506)
  Mt. Pleasant Shopping
     Center, MI                   --          907,600      8,081,968          40,000
  Tulsa, OK                  4,002,873      1,100,000      2,394,512            --
  Columbia, MD               3,599,452      1,545,509      2,093,700            --
  Rochester, MI                   --        2,438,740      2,188,050            --
  Ypsilanti, MI                   --        2,050,000      2,222,097            --
------------------------------------------------------------------------------------

Sub Total                   92,447,798     37,750,590    131,807,229       4,221,595
------------------------------------------------------------------------------------

Retail Facilities
  Under Development
     Germantown, MD          2,807,586      1,400,000      1,679,591            --
     Waterford, MI                --          800,081        232,834            --
     New Baltimore, MI            --             --           42,611            --
     Petoskey, MI              161,490           --        1,708,190            --
     Flint, MI                    --             --          112,190            --
     Flint, MI                    --             --          103,195            --
------------------------------------------------------------------------------------

                             2,969,076      2,200,081      3,878,611            --
------------------------------------------------------------------------------------

Total                      $95,416,874    $39,950,671   $135,685,840      $4,221,595
====================================================================================


                                                     Agree Realty Corporation

                      Schedule III - Real Estate and Accumulated Depreciation
                                                            December 31, 1999
=============================================================================


                                            Column E                    Column F       Column G      Column H
                           ---------------------------------------    -------------   -----------  ------------
                                                                                                           Life
                                                                                                       on Which
                                Gross Amount at Which Carried                                      Depreciation
                                      at Close of Period                                              in Latest
                           ---------------------------------------                                       Income
                                        Building and                    Accumulated       Date of     Statement
                             Land       Improvements       Total      Depreciation   Construction   is Computed
===============================================================================================================
  Grand Blanc, MI        $ 1,104,285      2,026,756      3,131,041         50,669            1998      40 Years
  Pontiac, MI              1,144,190      1,735,449      2,879,639         54,692            1998      40 Years
  Mt. Pleasant Shopping
     Center, MI              907,600      8,121,968      9,029,568        370,549            1973      40 Years
  Tulsa, OK                1,100,000      2,394,512      3,494,512         84,454            1998      40 Years
  Columbia, MD             1,545,509      2,093,700      3,639,209         11,201            1999      40 Years
  Rochester, MI            2,438,740      2,188,050      4,626,790         27,351            1999      40 Years
  Ypsilanti, MI            2,050,000      2,222,097      4,272,097           --              1999      40 Years
---------------------------------------------------------------------------------------------------------------

Sub Total                 38,070,286    135,709,128    173,779,414     26,342,296
---------------------------------------------------------------------------------------------------------------

Retail Facilities
  Under Development
     Germantown, MD        1,400,000      1,679,591      3,079,591           --               N/A          N/A
     Waterford, MI           800,081        232,834      1,032,915           --               N/A          N/A
     New Baltimore, MI          --           42,611         42,611           --               N/A          N/A
     Petoskey, MI               --        1,708,190      1,708,190           --               N/A          N/A
     Flint, MI                  --          112,190        112,190           --               N/A          N/A
     Flint, MI                  --          103,195        103,195           --               N/A          N/A
---------------------------------------------------------------------------------------------------------------

                           2,200,081      3,878,611      6,078,692           --
---------------------------------------------------------------------------------------------------------------

Total                    $40,270,367   $139,587,739   $179,858,106    $26,342,296
===============================================================================================================

                                    F-23

                                                     Agree Realty Corporation

                                                        Notes to Schedule III
                                                            December 31, 1999
=============================================================================


1)    Reconciliation of Real Estate Properties


      The following table reconciles the Real Estate Properties from January 1, 1997 to December 31, 1999:

                                     1999            1998            1997
=============================================================================
Balance at January 1             $166,921,002   $142,748,449   $132,474,243
Construction and acquisition
  costs                            12,937,104     24,172,553     10,319,206
Sales                                    --             --          (45,000)
-----------------------------------------------------------------------------

Balance at December 31           $179,858,106   $166,921,002   $142,748,449
=============================================================================


2)    Reconciliation of Accumulated Depreciation

      The following table reconciles the accumulated depreciation from January 1, 1997 to December 31, 1999:

                                        1999          1998          1997
=============================================================================
Balance at January 1                $23,022,291   $20,043,235   $17,339,353
Current year depreciation expense     3,320,005     2,979,056     2,703,882
-----------------------------------------------------------------------------

Balance at December 31              $26,342,296   $23,022,291   $20,043,235
=============================================================================


3)    Tax Basis of Buildings and Improvements

      The aggregate cost of Building and Improvements for federal income tax purposes is approximately $1,358,000 less than the cost basis used for financial statement purposes.



                                    F - 24