Form 10-Q
period 2000-03-31
AGREE REALTY CORP
filed 2000-05-04
CIK 917251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2000


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

                         Yes                       No
                         |X|                      |_|

             4,394,669 Shares of Common Stock, $.0001 par value,
                     were outstanding as of May 4, 2000








                                                     Agree Realty Corporation

                                                                    Form 10-Q

                                                                        Index

-----------------------------------------------------------------------------

                                                                         Page

Part I:    Financial Information

Item 1.    Interim Consolidated Financial Statements                        3

           Consolidated Balance Sheets as of March 31, 2000 and
             December 31, 1999                                            4-5

           Consolidated Statements of Income for the three months ended
             March 31, 2000 and 1999                                        6

           Consolidated Statement of Stockholders' Equity for the
             three months ended March 31, 2000                              7

           Consolidated Statements of Cash Flows for the three months
             ended March 31, 2000 and 1999                                  8

           Notes to Consolidated Financial Statements                       9

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        10-15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk      16

Part II:   Other Information

Item 1.    Legal Proceedings                                               17

Item 2.    Changes in Securities                                           17

Item 3.    Defaults Upon Senior Securities                                 17

Item 4.    Submission of Matters to a Vote of Security Holders             17

Item 5     Other Information                                               17

Item 6.    Exhibits and Reports on Form 8-K                                17

Signatures                                                                 18



                                      2








                                                     Agree Realty Corporation

                                                Part I: Financial Information



ITEM 1.    INTERIM CONSOLIDATED FINANCIAL STATEMENTS





                                                     Agree Realty Corporation

                                      Consolidated Balance Sheets (Unaudited)



                                                  March 31,      December 31,
                                                       2000              1999
-----------------------------------------------------------------------------

Assets

Real Estate Investments
   Land                                       $  40,274,374     $  40,270,367
   Buildings                                    137,846,136       135,709,128
   Property under development                     2,565,532         3,878,611
                                              -------------     -------------

                                                180,686,042       179,858,106
   Less accumulated depreciation                (27,212,478)      (26,342,296)
                                              -------------     -------------

Net Real Estate Investments                     153,473,564       153,515,810

Cash and Cash Equivalents                           257,755         1,064,241

Accounts Receivable - Tenants                       398,685           565,133

Investments In and Advances To
   Unconsolidated Entities                          274,885           449,676

Unamortized Deferred Expenses
   Financing                                      1,499,397         1,587,397
   Leasing costs                                    278,572           282,629

Other Assets                                        849,937           730,651
                                              -------------     -------------

                                              $ 157,032,795     $ 158,195,537
                                              =============     =============

        See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                                      Consolidated Balance Sheets (Unaudited)


                                                     March 31,    December 31,
                                                          2000            1999
------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Mortgage Payable                                  $ 52,615,801   $ 52,936,571

Construction Loans                                  15,810,637     15,322,071

Notes Payable                                       27,158,232     27,158,232

Dividends and Distributions Payable                  2,333,219      2,317,670

Accrued Interest Payable                               346,317        344,875

Accounts Payable
   Operating                                           456,848        855,886
   Capital expenditures                                569,935      1,315,597

Tenant Deposits                                         52,177         52,073
                                                  ------------   ------------

Total Liabilities                                   99,343,166    100,302,975
                                                  ------------   ------------

Minority Interest                                    5,797,222      5,859,012
                                                  ------------   ------------

Stockholders' Equity
   Common stock, $.0001 par value;
     20,000,000 shares authorized,
     4,398,669 and 4,364,867 shares
     issued and outstanding                                440            436
   Additional paid-in capital                       63,688,433     63,217,235
   Deficit                                         (11,076,999)   (10,673,302)
                                                  ------------   ------------

                                                    52,611,874     52,544,369
Less:  unearned compensation - restricted stock       (719,467)      (510,819)
                                                  ------------   ------------

Total Stockholders' Equity                          51,892,407     52,033,550
                                                  ------------   ------------

                                                  $157,032,795   $158,195,537
                                                  ============   ============

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                                Consolidated Statements of Income (Unaudited)


                                       Three Months Ended  Three Months Ended
                                           March 31, 2000      March 31, 1999
-----------------------------------------------------------------------------
Revenues
   Rental income                              $ 5,152,382         $ 4,716,423
   Operating cost reimbursement                   648,524             656,532
   Management fees and other                       11,982               9,263
                                              -----------         -----------

Total Revenues                                  5,812,888           5,382,218
                                              -----------         -----------

Operating Expenses
   Real estate taxes                              445,620             422,412
   Property operating expenses                    410,413             446,303
   Land lease payments                            140,665             136,915
   General and administrative                     391,895             316,045
   Depreciation and amortization                  899,642             848,896
                                              -----------         -----------

Total Operating Expenses                        2,288,235           2,170,571
                                              -----------         -----------

Income From Operations                          3,524,653           3,211,647
                                              -----------         -----------

Other Income (Expense)
   Interest expense, net                       (1,658,520)         (1,386,685)
   Equity in net income of
     unconsolidated entities                        1,600               6,934
                                              -----------         -----------

Total Other Expense                            (1,656,920)         (1,379,751)
                                              -----------         -----------

Income Before Minority Interest                 1,867,733           1,831,896

Minority Interest                                 248,042             244,897
                                              -----------         -----------

Net Income                                   $  1,619,691         $ 1,586,999
                                             ============         ===========

Earnings Per Share                           $        .37         $       .36
                                             ============         ===========

Weighted Average Number of
   Common Shares Outstanding                    4,398,669           4,364,867
                                             ============         ===========

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                   Consolidated Statement of Stockholders' Equity (Unaudited)
-----------------------------------------------------------------------------
                                                                                                     Unearned
                                                  Common Stock    Additional                    Compensation-
                                        ----------------------       Paid-In                       Restricted
                                           Shares       Amount       Capital          Deficit           Stock
                                        ---------------------------------------------------------------------

Balance, January 1, 2000                4,364,867   $      436    $63,217,235    $(10,673,302)   $   (510,819)

Issuance of shares under
   Stock Incentive Plan                    33,802            4        471,198              --        (267,648)

Vesting of restricted stock                    --           --             --              --          59,000

Dividends declared for the period
   January 1, 2000 to March 31, 2000           --           --             --      (2,023,388)             --

Net income for the period
   January 1, 2000 to March 31, 2000           --           --             --       1,619,691              --
                                        ---------   ----------    -----------    ------------    ------------

Balance, March 31, 2000                 4,398,669   $      440    $63,688,433    $(11,076,999)   $   (719,467)
                                        =========   ==========    ===========    ============    ============

         See accompanying notes to consolidated financial statements.

                                                     Agree Realty Corporation

                            Consolidated Statements of Cash Flows (Unaudited)


                                                                 Three Months Ended       Three Months Ended
                                                                     March 31, 2000           March 31, 1999
------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income                                                         $   1,619,691            $   1,586,999
   Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation                                                          879,268                  827,588
      Amortization                                                          108,374                  111,308
      Stock-based compensation                                               59,000                   48,500
      Equity in net income of unconsolidated entities                        (1,600)                  (6,934)
      Minority interests                                                    248,042                  244,897
      Decrease in accounts receivable                                       166,448                  323,158
      Increase in other assets                                             (128,842)                (101,755)
      Decrease in accounts payable                                         (399,038)                (274,135)
      Increase in accrued interest                                            1,442                   37,953
      Increase (decrease) in tenant deposits                                    104                   (2,333)
                                                                      -------------            -------------

Net Cash Provided By Operating Activities                                 2,552,889                2,795,246
                                                                      -------------            -------------

Cash Flows From Investing Activities
   Acquisition of real estate investments
     (including capitalized interest of
     $59,000 in 2000 and $147,000 in 1999)                                (258,001)                (519,953)
   Investments in and advances to unconsolidated
     entities - net                                                         173,580                  124,150
                                                                      -------------            -------------

Net Cash Used In Investing Activities                                       (84,421)                (395,803)
                                                                      -------------            -------------

Cash Flows From Financing Activities
   Dividends and limited partners' distributions paid                    (2,317,670)              (2,309,136)
   Payments of payables for capital expenditures                         (1,112,044)              (1,429,019)
   Construction loan proceeds                                               488,566                   40,707
   Payments of mortgages payable                                           (320,770)                 (26,398)
   Payment of leasing costs                                                 (13,036)                 (18,000)
   Line-of-credit proceeds                                                        -                  900,000
   Payment of financing costs                                                     -                 (297,950)
                                                                      -------------            -------------

Net Cash Used In Financing Activities                                    (3,274,954)              (3,139,796)
                                                                      -------------            -------------

Net Decrease In Cash and Cash Equivalents                                  (806,486)                (740,353)
Cash and Cash Equivalents, beginning of period                            1,064,241                  994,159
                                                                      -------------            -------------

Cash and Cash Equivalents, end of period                              $     257,755            $     253,806
                                                                      =============            =============

Supplemental Disclosure of Cash flow Information
   Cash paid for interest (net of amounts capitalized)                $   1,573,989            $   1,263,185
                                                                      =============            =============

Supplemental Disclosure of Non-Cash Transactions
   Dividends and limited partners' distributions
     declared and unpaid                                              $   2,333,219            $   2,317,670
   Real estate investments financed with
     accounts payable                                                 $     569,935            $     340,695
   Shares issued under Stock Incentive Plan                           $     471,202            $     343,249
                                                                      =============            =============

         See accompanying notes to consolidated financial statements.


                                                     Agree Realty Corporation

                                   Notes to Consolidated Financial Statements



1.    Basis of                The accompanying unaudited 2000 consolidated
      Presentation            financial statements have been prepared in
                              accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
                              Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's
                              Annual Report for the year ended December 31, 1999.

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

3.    Reclassifications       Certain amounts in the 1999 financial
                              statements have been reclassified to conform with the 2000 presentation.


                                                     Agree Realty Corporation

                                                                       Part I


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OEPRATIONS
-----------------------------------------------------------------------------


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

The assets of the Company are held by, and all operations are conducted through, Agree Limited Partnership (the "Operating Partnership"), of which the Company is the sole general partner and held an 86.72% interest as of March 31, 2000. The Company is operating so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Form 10-Q.

Comparison of Three Months Ended March 31, 2000 to Three Months Ended March 31, 1999

Rental income increased $436,000, or 9%, to $5,152,000 in 2000, compared to $4,716,000 in 1999. The increase was the result of the development of four properties in 1999 and one property in 2000.

Operating cost reimbursement, which represents additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of real estate taxes and property operating expenses, decreased $8,000, or 1%, to $648,000 in 2000, compared to $656,000 in 1999. Operating cost reimbursement decreased due to the net decrease in real estate taxes and property operating expenses.

Management fees and other income remained relatively constant at $12,000 in 2000 compared to $9,000 in 1999.

Real estate taxes increased 24,000, or 5%, to $446,000 in 2000 compared to $422,000 in 1999. The increase is the result of general assessment increases on the Company's properties.

Property operating expenses (shopping center maintenance, insurance and utilities) decreased $36,000, or 8%, to $410,000 in 2000 compared $446,000 in 1999. The decrease was the result of decreased snow removal costs of $55,000; an increase in shopping center maintenance costs of $18,000 and an increase in insurance cost of $1,000.


Land lease payments remained relatively constant at $141,000 in 2000 compared to $137,000 in 1999.

General and administrative expenses increased $76,000, or 24%, to $392,000 in 2000 compared to $316,000 in 1999. The increase was primarily the result of an increase in compensation-related expenses as a result of the addition of an employee. General and administrative expenses as a percentage of rental income increased from 6.7% for 1999 to 7.6% for 2000.

Depreciation and amortization increased $51,000, or 6%, to $900,000 in 2000 compared to $849,000 in 1999. The increase was the result of the development and acquisition of four properties in 1999 and one property in 2000.

Interest expense increased $272,000, or 20%, to $1,659,000 in 2000, from $1,387,000 in 1999. The increase in interest expense was the result of the Company's additional borrowing to finance its development projects.

Equity in net income of unconsolidated entities decreased $5,000 to $2,000 in 2000 compared to $7,000 in 1999 as a result of increased depreciation expense in 2000 related to certain of the Joint Venture Properties in which the Company holds interests ranging from 8% to 20%.

The Company's income before minority interest increased $36,000 as a result of the foregoing factors.


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

The following tables illustrate the calculation of FFO for the three months ended March 31, 2000 and 1999:

Three Months Ended March 31,                              2000          1999
----------------------------------------------------------------------------

Net income before minority interest                 $1,867,733    $1,831,896
Depreciation of real estate assets                     876,274       827,525
Amortization of leasing costs                           17,093        16,686
Amortization of stock awards                            59,000        48,500
Depreciation of real estate assets
  held in unconsolidated entities                      171,980       166,645
                                                    ----------    ----------

Funds from Operations                               $2,992,080    $2,891,252
                                                    ==========    ==========

Weighted Average Shares and OP Units Outstanding     5,072,216     5,038,414
                                                    ==========    ==========

FFO increased $101,000, or 3%, for the three months ended March 31, 2000, to $2,992,000. The increase in FFO is primarily the result of the development of four properties in 1999 and one property in 2000.


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

During the quarter ended March 31, 2000, the Company declared a quarterly dividend of $.46 per share. The dividend was paid on April 13, 2000, to holders of record on March 31, 2000.

As of March 31, 2000, the Company had total mortgage indebtedness of $52,615,801 with a weighted average interest rate of 6.92%. Future scheduled annual maturities of mortgages payable for the years ending March 31 are as follows: 2001 - $1,320,140; 2002 - $1,433,456; 2003 - $1,535,387; 2004 -
$1,644,572; and 2005 - $1,761,523. This mortgage debt is all fixed rate debt.

In addition, the Operating Partnership has in place a $50 million line of Credit Facility (the "Credit Facility") which is guaranteed by the Company. The loan matures in August 2000 and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the bank's prime rate less 50 basis points to plus 13 basis points, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company's Properties which are not otherwise encumbered and properties to be acquired or developed. As of March 31, 2000, $27,158,232 was outstanding under the Credit Facility.


The Company also has in place a $5 million line of credit (the "Line of Credit"), which matures on December 19, 2000, and which the Company expects to renew for an additional 12-month period. The Line of Credit bears interest at the bank's prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. The purpose of the Line of Credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of March 31, 2000, there were no outstanding borrowings under the Line of Credit.

The Company's wholly-owned subsidiaries have obtained construction financing of approximately $16,100,000 to fund the development of four retail properties. The notes require quarterly interest payments, based on a weighted average interest rate based on LIBOR, computed by the lender. The notes mature on October 16, 2002 and are secured by the underlying land and buildings. As of March 31, 2000, $14,080,147 was outstanding under these notes.

The Company has received funding from an unaffiliated third party for the construction of certain of its Properties. Advances under this agreement bear no interest and are required to be repaid within sixty (60) days after the date construction has been completed. The advances are secured by the specific land and buildings being developed. As of March 31, 2000, $1,730,490 was outstanding under this arrangement.

The Company has one development project under construction that will add an additional 14,000 square feet of retail space to the Company's portfolio. The project is expected to be completed during the second quarter of 2000. Additional Company funding required for this project is estimated to be $200,000 and will come from the Credit Facility. Management expects the development of this project to have a positive effect on cash generated by operating activities and Funds from Operations.

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

Mortgages payable - As of March 31, 2000 the Company had three mortgages outstanding. The first mortgage in the amount of $32,990,741 bears interest at 7.00%. The mortgage matures on November 15, 2005. The second mortgage in the amount of $7,488,937 bears interest at 7.00%. The mortgage matures on April 1, 2013 and is subject to a rate review after the 7th year (April 1, 2006). The third mortgage in the amount of $12,136,123 bears interest at 6.63%. The mortgage matures on February 5, 2017.

Construction loans - As of March 31, 2000 the Company had Construction loans outstanding of $14,080,147. Under the terms of the construction loans the Company bears no interest rate risk.

Notes Payable - As of March 31, 2000 the Company had $27,158,232 outstanding on its Lines-of Credit which were subject to interest at a variable interest rate based on LIBOR.

The Company does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.

A 10% adverse change in interest rates on the portion of the Company's debt bearing interest at variable rates would result in an annual increase in interest expense of approximately $200,000.



                                                     Agree Realty Corporation

                                                                      Part II

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

                  3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Agree S-11)

                  10.1 Employment Agreement, dated January 10, 2000, by and between the Company, and David J. Prueter

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



Agree Realty Corporation




/s/ RICHARD AGREE
-------------------------------------------
Richard Agree
President and Chief Executive Officer



/s/ KENNETH R. HOWE
--------------------------------------------
Kenneth R. Howe
Vice-President - Finance and Secretary
  (Principal Financial Officer)






Date:     May 4, 2000
--------------------------------------------


