Form 10-Q
period 2000-06-30
AGREE REALTY CORP
filed 2000-08-09
CIK 917251

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2000


                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

             For the transition period from            to
                                            ----------    ----------

                         Commission File Number 1-12928



                            AGREE REALTY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



MARYLAND                                                           38-3148187
--------------------------------------------------------------------------------
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                           Identification No.)



31850 NORTHWESTERN HIGHWAY, FARMINGTON HILLS, MICHIGAN                  48334
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)



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


                    Yes                      No
                    |X|                      |_|

4,394,669 Shares of Common Stock, $.0001 par value, were outstanding as of August 8, 2000

                                                        AGREE REALTY CORPORATION

                                                                       FORM 10-Q

                                                                           INDEX


================================================================================



PART I:           FINANCIAL INFORMATION                                                                                 PAGE

Item 1.           Interim Consolidated Financial Statements                                                                3

                  Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999                                  4-5

                  Consolidated Statements of Operations for the six months ended June 30, 2000 and 1999                    6

                  Consolidated Statements of Operations for the three months ended June 30, 2000 and 1999                  7

                  Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2000                    8

                  Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999                    9

                  Notes to Consolidated Financial Statements                                                              10

Item 2.           Management's Discussion and Analysis of Financial Condition and                                      11-18
                    Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                              19


PART II:          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                       20

Item 2.           Changes in Securities                                                                                   20

Item 3.           Defaults Upon Senior Securities                                                                         20

Item 4.           Submission of Matters to a Vote of Security Holders                                                     20

Item 5            Other Information                                                                                       21

Item 6.           Exhibits and Reports on Form 8-K                                                                        21

SIGNATURES                                                                                                                22


                                                        AGREE REALTY CORPORATION

                                                   PART I: FINANCIAL INFORMATION


================================================================================


ITEM 1.           INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                        AGREE REALTY CORPORATION

                                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)


================================================================================



                                                                                      JUNE 30,         December 31,
                                                                                          2000                 1999
---------------------------------------------------------------------------------------------------------------------
ASSETS

REAL ESTATE INVESTMENTS
   Land                                                                       $     43,445,999     $     40,270,367
   Buildings                                                                       140,799,972          135,709,128
   Property under development                                                          742,047            3,878,611
---------------------------------------------------------------------------------------------------------------------

                                                                                   184,988,018          179,858,106
   Less accumulated depreciation                                                   (28,119,036)         (26,342,296)
---------------------------------------------------------------------------------------------------------------------

NET REAL ESTATE INVESTMENTS                                                        156,868,982          153,515,810

CASH AND CASH EQUIVALENTS                                                              184,678            1,064,241

ACCOUNTS RECEIVABLE - TENANTS                                                          190,335              565,133

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES                                 272,075              449,676

UNAMORTIZED DEFERRED EXPENSES
   Financing                                                                         1,411,397            1,587,397
   Leasing costs                                                                       285,655              282,629

OTHER ASSETS                                                                           864,990              730,651
---------------------------------------------------------------------------------------------------------------------

                                                                              $    160,078,112     $    158,195,537
=====================================================================================================================
                                                        See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)


================================================================================



                                                                                       JUNE 30,       December 31,
                                                                                           2000               1999
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

MORTGAGES PAYABLE                                                                $     52,289,476     $  52,936,571

CONSTRUCTION LOANS                                                                     16,316,355        15,322,071

NOTES PAYABLE                                                                          30,358,232        27,158,232

DIVIDENDS AND DISTRIBUTIONS PAYABLE                                                     2,331,379         2,317,670

ACCRUED INTEREST PAYABLE                                                                  356,816           344,875

ACCOUNTS PAYABLE
   Operating                                                                              506,375           855,886
   Capital expenditures                                                                   480,280         1,315,597

TENANT DEPOSITS                                                                            53,526            52,073
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                     102,692,439       100,302,975
---------------------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                       5,756,241         5,859,012
---------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $.0001 par value; 20,000,000 shares authorized,
     4,394,669 and 4,364,867 shares issued and outstanding                                    440               436
   Additional paid-in capital                                                          63,632,433        63,217,235
   Deficit                                                                            (11,342,974)      (10,673,302)
---------------------------------------------------------------------------------------------------------------------

                                                                                       52,289,899        52,544,369
Less:  unearned compensation - restricted stock                                          (660,467)         (510,819)
---------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                             51,629,432        52,033,550
---------------------------------------------------------------------------------------------------------------------

                                                                                 $    160,078,112   $   158,195,537
=====================================================================================================================
                                                        See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


================================================================================




                                                                         SIX MONTHS ENDED            Six Months Ended
                                                                            JUNE 30, 2000               June 30, 1999
----------------------------------------------------------------------------------------------------------------------

REVENUES
   Minimum rents                                                          $   10,284,320                $   9,456,586
   Percentage rents                                                              103,031                       58,155
   Operating cost reimbursements                                               1,207,209                    1,222,747
   Management fees and other                                                      22,492                       18,960
----------------------------------------------------------------------------------------------------------------------

TOTAL REVENUES                                                                11,617,052                   10,756,448
----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Real estate taxes                                                             873,330                      843,782
   Property operating expenses                                                   645,778                      662,393
   Land lease payments                                                           315,613                      273,830
   General and administrative                                                    811,591                      670,813
   Depreciation and amortization                                               1,836,984                    1,710,829
----------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                                       4,483,296                    4,161,647
----------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                         7,133,756                    6,594,801
----------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense, net                                                      (3,416,779)                  (2,780,187)
   Equity in net income of unconsolidated entities                               175,179                       13,869
   Development fee income                                                              -                       40,873
----------------------------------------------------------------------------------------------------------------------

TOTAL OTHER EXPENSE                                                           (3,241,600)                  (2,725,445)
----------------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST                                                3,892,156                    3,869,356

MINORITY INTEREST                                                               (516,893)                    (517,274)
----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                $    3,375,263                $   3,352,082
======================================================================================================================

EARNINGS PER SHARE                                                        $          .77                $         .77
======================================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                                   4,396,955                    4,364,867
======================================================================================================================
                                                         See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


================================================================================




                                                                        THREE MONTHS ENDED          Three Months Ended
                                                                             JUNE 30, 2000               June 30, 1999
------------------------------------------------------------------------------------------------------------------------

REVENUES
   Minimum rents                                                            $    5,223,220                $   4,746,255
   Percentage rents                                                                 11,749                       52,063
   Operating cost reimbursements                                                   558,685                      566,215
   Management fees and other                                                        10,510                        9,697
------------------------------------------------------------------------------------------------------------------------

TOTAL REVENUES                                                                   5,804,164                    5,374,230
------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Real estate taxes                                                               427,710                      421,370
   Property operating expenses                                                     235,365                      216,090
   Land lease payments                                                             174,948                      136,915
   General and administrative                                                      419,696                      354,768
   Depreciation and amortization                                                   937,342                      861,933
------------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                                         2,195,061                    1,991,076
------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                           3,609,103                    3,383,154
------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense, net                                                        (1,758,259)                  (1,393,502)
   Equity in net income of unconsolidated entities                                 173,579                        6,935
   Development fee income                                                                -                       40,873
------------------------------------------------------------------------------------------------------------------------

TOTAL OTHER EXPENSE                                                             (1,584,680)                  (1,345,694)
------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST                                                  2,024,423                    2,037,460

MINORITY INTEREST                                                                 (268,851)                    (272,377)
------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                  $    1,755,572                $   1,765,083
========================================================================================================================

EARNINGS PER SHARE                                                          $          .40                $         .40
========================================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                                     4,395,240                    4,364,867
========================================================================================================================
                                                           See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)


================================================================================



                                                                                                                        Unearned
                                                                                   Additional                        Compensation -
                                                         Common Stock                 Paid-In                         Restricted
                                              -------------------------------
                                                     Shares        Amount             Capital           Deficit            Stock
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 2000                          4,364,867         $    436       $63,217,235     $(10,673,302)     $  (510,819)

Issuance of shares under
   Stock Incentive Plan                              33,802                4           471,198                -         (267,648)

Shares redeemed under
    Stock Incentive Plan                             (4,000)               -           (56,000)               -                -


Vesting of restricted stock                               -                -                 -                -          118,000

Dividends declared for the period
   January 1, 2000 to June 30, 2000                       -                -                 -       (4,044,935)               -

Net income for the period
   January 1, 2000 to June 30, 2000                       -                -                 -        3,375,263                -
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2000                            4,394,669         $    440       $63,632,433     $(11,342,974)     $  (660,467)
=================================================================================================================================
                                                             See accompanying notes to consolidated financial statements.


                                                        AGREE REALTY CORPORATION

                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


================================================================================

                                                                                     SIX MONTHS ENDED        Six Months Ended
                                                                                        JUNE 30, 2000           June 30, 1999
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                           $   3,375,263             $ 3,352,082
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation                                                                          1,795,337               1,668,214
      Amortization                                                                            217,647                 223,615
      Stock based-compensation                                                                118,000                  97,000
      Equity in net income of unconsolidated entities                                        (175,179)                (13,869)
      Minority interests                                                                      516,893                 517,274
      Decrease in accounts receivable                                                         374,798                 427,601
      Increase in other assets                                                               (153,876)                (65,476)
      Decrease in accounts payable                                                           (349,511)               (218,247)
      Increase (decrease) in accrued interest                                                  11,941                 (19,132)
      Increase (decrease) in tenant deposits                                                    1,453                  (2,333)
---------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   5,732,766               5,966,729
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of real estate investments (including capitalized interest of
$119,400 in 2000 and $270,000 in 1999)                                                     (4,649,632)             (5,755,359)
   Investments in and advances to unconsolidated entities                                     347,158                 354,412
---------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                                      (4,302,474)             (5,400,947)
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends and limited partners' distributions paid                                      (4,650,889)             (4,626,807)
   Line-of-credit net borrowings (payments)                                                 3,200,000             (11,500,000)
   Repayment of capital expenditure payables                                               (1,112,044)             (1,080,087)
   Construction loan proceeds                                                                 994,284               3,828,273
   Payments of mortgages payable                                                             (647,095)               (158,581)
   Redemption of restricted stock                                                             (56,000)                      -
   Payment of leasing costs                                                                   (38,111)                (18,000)
   Mortgage proceeds                                                                                -              12,390,135
   Payment for financing costs                                                                      -                (381,153)
---------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                                                      (2,309,855)             (1,546,220)
---------------------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (879,563)               (980,438)
CASH AND CASH EQUIVALENTS, beginning of period                                              1,064,241                 994,159
---------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                                $     184,678             $    13,721
=================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest (net of amounts capitalized)                                  $   3,236,548             $ 2,625,406
=================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
   Dividends and limited partners' distributions declared and unpaid                    $   2,331,379             $ 2,317,670
   Real estate investments financed with accounts payable                               $     480,280             $   348,631
   Shares issued under Stock Incentive Plan                                             $     471,202             $   343,249
=================================================================================================================================
                                                               See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



1. BASIS OF           The accompanying unaudited 2000 consolidated financial
   PRESENTATION       statements have been prepared in accordance with
                      generally accepted accounting principles for interim financial information and with the instructions to Form
                      10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.
                      Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 1999.

2. EARNINGS PER       Earnings per share has been computed by dividing the
   SHARE              income by the weighted average number of common shares
                      outstanding. The per share amounts reflected in the consolidated statements of income are presented in accordance with Statement of Financial Accounting
                      Standards (SFAS) No. 128 "Earnings per Share"; the amounts of the Company's "basic" and "diluted" earnings per share (as defined in SFAS No. 128) are the same.

3. RECLASSIFICATIONS  Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

                                                        AGREE REALTY CORPORATION

                                                                          PART I

================================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OEPRATIONS

--------------------------------------------------------------------------------


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

The assets of the Company are held by, and all operations are conducted through, Agree Limited Partnership (the "Operating Partnership"), of which the Company is the sole general partner and held an 86.71% interest as of June 30, 2000. The Company is operating so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Form 10-Q.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999


Minimum rental income increased $827,000, or 9%, to $10,284,000 in 2000, compared to $9,457,000 in 1999. The increase was the result of the development of three properties in 1999 and two properties in 2000.

Percentage rental income increased $45,000, or 77%, to $103,000 in 2000, compared to $58,000 in 1999. The increase was the result of increased tenant sales.

Operating cost reimbursements, which represent additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of real estate taxes and property operating expenses, decreased $16,000, or 1%, to $1,207,000 in 2000, compared to $1,223,000 in 1999. Operating cost reimbursements remained at consistent levels due to the consistent combined amounts of real estate taxes and property operating expenses in 1999 and 2000, as explained below.

Management fees and other income remained relatively constant at $22,000 in 2000, compared to $19,000 in 1999.

                                                        AGREE REALTY CORPORATION

                                                                          PART I

================================================================================


Real estate taxes increased $29,000, or 4%, to $873,000 in 2000 compared to $844,000 in 1999. The increase is the result of general assessment increases.

Property operating expenses (shopping center maintenance, insurance and utilities) decreased $16,000, or 3%, to $646,000 in 2000 compared to $662,000 in 1999. The decrease was the result of decreased snow removal costs of ($48,000); an increase in shopping center maintenance costs of $29,000; an increase in insurance costs of $2,000 and an increase in utilities of $1,000 in 2000 versus 1999.

Land lease payments increased $42,000, or 15%, to $316,000 in 2000 compared to $274,000 in 1999. The increase is the result of the Company leasing land for its Petoskey, Michigan development project.

General and administrative expenses increased $141,000, or 21%, to $812,000 in 2000 compared to $671,000 in 1999. The increase was primarily the result of an increase in compensation-related expenses related to the addition of an employee and wage increases. General and administrative expenses as a percentage of rental income increased from 7.1% for 1999 to 7.8% in 2000.

Depreciation and amortization increased $126,000, or 7%, to $1,837,000 in 2000 compared to $1,711,000 in 1999. The increase was the result of the development of three properties in 1999 and two properties in 2000.

Interest expense increased $637,000, or 23%, to $3,417,000 in 2000, from $2,780,000 in 1999. The increase in interest expense was the result of the Company's additional borrowing to finance its development of properties and increased rates on variable rate notes payable.

The Company received development fee income of $41,000 in 1999. There was no development fee income in 2000

Equity in net income of unconsolidated entities increased $161,000 to $175,000 in 2000 compared to $14,000 in 1999 as a result of depreciation expense no longer being allocated to the Company pursuant to the Joint Venture Agreements in which the Company holds interests in properties ranging from 8% to 20%.

The Company's income before minority interest increased $23,000 as a result of the foregoing factors.


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THREE MONTHS ENDED JUNE 30,
1999


Rental income increased $477,000, or 10%, to $5,223,000 in 2000, compared to $4,746,000 in 1999. The increase was the result of the development of three properties in 1999 and two properties in 2000.

Percentage rental income decreased $40,000, or 77%, to $12,000 in 2000, compared to $52,000 in 1999. The decrease was the result of the timing of percentage rent receipts.

Operating cost reimbursements decreased $7,000, or 1%, to $559,000 in 2000, compared to $566,000 in 1999. Operating cost reimbursements remained at consistent levels due to the consistent combined amounts of real estate taxes and property operating expenses in 1999 and 2000, as explained below.

                                                        AGREE REALTY CORPORATION

                                                                          PART I

================================================================================



Management fees and other income remained relatively constant at $11,000 in 2000 compared to $10,000 in 1999.

Real estate taxes increased $7,000, or 2%, to $428,000 in 2000 compared to $421,000 in 1999. The increase is the result of general assessment increases.

Property operating expenses (shopping center maintenance, insurance and utilities) increased $19,000, or 9%, to $235,000 in 2000 compared $216,000 in 1999. The increase was the result of increased snow removal costs of $7,000 and increased shopping center maintenance costs of $12,000 in 2000 versus 1999.

Land lease payments increased $38,000, or 28%, to $175,000 in 2000 compared to $137,000 in 1999. The increase is the result of the Company leasing land for its Petoskey, Michigan development project.

General and administrative expenses increased $65,000, or 18%, to $420,000 in 2000 compared to $355,000 in 1999. The increase was primarily the result of an increase in compensation-related expenses as a result of the addition of an employee and wage increases. General and administrative expenses as a percentage of rental income increased from 7.4% for 1999 to 8.0% in 2000.

Depreciation and amortization increased $75,000, or 9%, to $937,000 in 2000 compared to $862,000 in 1999. The increase was the result of the development and acquisition of three properties in 1999 and two properties in 2000.

Interest expense increased $364,000, or 26%, to $1,758,000 in 2000, from $1,394,000 in 1999. The increase in interest expense was the result of the Company's additional borrowing to finance its development of properties and increased rates on variable rate notes payable.

The Company received development fee income of $41,000 in 1999. There was no development fee income in 2000.

Equity in net income of unconsolidated entities increased $167,000 to $174,000 in 2000 compared to $7,000 in 1999 as a result of depreciation expense no longer being allocated to the Company pursuant to the Joint Venture Agreements in which the Company holds interests in properties ranging from 8% to 20%.

The Company's income before minority interest decreased $13,000 as a result of the foregoing factors.

                                                        AGREE REALTY CORPORATION

                                                                          PART I

================================================================================


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

                                                        AGREE REALTY CORPORATION

                                                                          PART I

================================================================================


The following tables illustrate the calculation of FFO for the six months and three months ended June 30, 2000 and 1999:


Six Months Ended June 30,                                                                   2000                1999
======================================================================================================================
Net income before minority interest                                                $   3,892,156       $   3,869,356
Depreciation of real estate assets                                                     1,788,924           1,668,088
Amortization of leasing costs                                                             35,085              33,371
Amortization of stock awards                                                             118,000              97,000
Depreciation of real estate assets held in unconsolidated entities                       171,980             333,290
Development fee income                                                                         -             (40,873)
----------------------------------------------------------------------------------------------------------------------

FUNDS FROM OPERATIONS                                                              $   6,006,145       $   5,960,232

======================================================================================================================

WEIGHTED AVERAGE SHARES AND OP UNITS OUTSTANDING                                       5,070,502           5,038,414

======================================================================================================================


Three Months Ended June 30,                                                                 2000                1999
======================================================================================================================
Net income before minority interest                                                $   2,024,423       $   2,037,460
Depreciation of real estate assets                                                       912,650             840,563
Amortization of leasing costs                                                             17,992              16,685
Amortization of stock awards                                                              59,000              48,500
Depreciation of real estate assets held in unconsolidated entities                             -             166,645
Development fee income                                                                         -             (40,873)
----------------------------------------------------------------------------------------------------------------------

FUNDS FROM OPERATIONS                                                              $   3,014,065       $   3,068,980

======================================================================================================================

WEIGHTED AVERAGE SHARES AND OP UNITS OUTSTANDING                                       5,068,787           5,038,414

======================================================================================================================


                                                        AGREE REALTY CORPORATION

                                                                          PART I

================================================================================


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

During the quarter ended June 30, 2000, the Company declared a quarterly dividend of $.46 per share. The dividend was paid on July 13, 2000 to holders of record on June 30, 2000.

As of June 30, 2000, the Company had total mortgage indebtedness of $52,289,476 with a weighted average interest rate of 6.92%. Future scheduled annual maturities of mortgages payable for the years ending June 30 are as follows:
2001 - $1,343,001; 2002 - $1,458,286; 2003 - $1,561,984; 2004 - $1,673,060; and
2005 - $1,792,040. This mortgage debt is all fixed rate debt.

In addition, the Operating Partnership has in place a $50 million line of Credit Facility (the "Credit Facility") which is guaranteed by the Company. The loan matures in August 2000 and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the bank's prime rate less 50 basis points to plus 13 basis points, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company's Properties which are not otherwise encumbered and properties to be acquired or developed. As of June 30, 2000, $27,158,232 was outstanding under the Credit Facility.

                                                        AGREE REALTY CORPORATION

                                                                          PART I

================================================================================


The Company also has in place a $5 million line of credit (the "Line of Credit"), which matures on December 19, 2000, and which the Company expects to renew for an additional 12-month period. The Line of Credit bears interest at the bank's prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. The purpose of the Line of Credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of June 30, 2000, $3,200,000 was outstanding under the Line of Credit.

The Company's wholly-owned subsidiaries have obtained construction financing of approximately $16,100,000 to fund the development of four retail properties. The notes require quarterly interest payments, based on a weighted average interest rate based on LIBOR, computed by the lender. The notes mature on October 16, 2002 and are secured by the underlying land and buildings. As of June 30, 2000, $14,585,865 was outstanding under these notes.

The Company has received funding from an unaffiliated third party for the construction of certain of its Properties. Advances under this agreement bear no interest and are required to be repaid within sixty (60) days after the date construction has been completed. The advances are secured by the specific land and buildings being developed. As of June 30, 2000, $1,730,490 was outstanding under this arrangement.

The Company has two development projects under construction that will add an additional 29,610 square feet of retail space to the Company's portfolio. The projects are expected to be completed during the fourth quarter of 2000. Additional Company funding required for this project is estimated to be $4,400,000 and will come from the Credit Facility. Management expects the development of this project to have a positive effect on cash generated by operating activities and Funds from Operations.

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

                                                        AGREE REALTY CORPORATION

                                                                          PART I

================================================================================


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

                                                        AGREE REALTY CORPORATION

                                                                          PART I

================================================================================


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

Mortgages payable - As of June 30, 2000 the Company had three mortgages outstanding. The first mortgage in the amount of $32,817,702 bears interest at 7.00%. The mortgage matures on November 15, 2005. The second mortgage in the amount of $7,433,829 bears interest at 7.00%. The mortgage matures on April 1, 2013 and is subject to a rate review after the 7th year (April 1, 2006). The third mortgage in the amount of $12,037,945 bears interest at 6.63%. The mortgage matures on February 5, 2017.

Construction loans - As of June 30, 2000 the Company had Construction loans outstanding of $16,316,355. Under the terms of the construction loans the Company bears no interest rate risk.

Notes Payable - As of June 30, 2000 the Company had $30,358,232 outstanding on its Lines-of Credit which were subject to interest at a variable interest rate based on LIBOR.

The Company does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.

A 10% adverse change in interest rates on the portion of the Company's debt bearing interest at variable rates would result in an annual increase in interest expense of approximately $240,000.

                                                        AGREE REALTY CORPORATION

                                                                         PART II


================================================================================


OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders

          On May 8, 2000, the Company held its Annual Meeting of
          Stockholders. The following were the results of the meeting:

          The stockholders elected Gene Silverman and Farris G. Kalil as Directors until the annual meeting of stockholders in 2003 or until a successor is elected and qualified.

          The vote was as follows:

          Gene Silverman
              Votes cast for                     3,972,712
              Votes withheld                        51,565
              Not voting                           370,392

          Farris G. Kalil
              Votes cast for                     3,973,847
              Votes withheld                        50,430
              Not voting                           370,392


                                                        AGREE REALTY CORPORATION

                                                                         PART II


================================================================================

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


               27.1   Financial Data Schedule

          (b)  Reports on Form 8-K
               None

                                                        AGREE REALTY CORPORATION

                                                                      SIGNATURES


================================================================================


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



AGREE REALTY CORPORATION




/s/ RICHARD AGREE
-------------------------------------------
Richard Agree
President and Chief Executive Officer



/s/ KENNETH R. HOWE
--------------------------------------------
Kenneth R. Howe
Vice-President - Finance and Secretary
  (Principal Financial Officer)






Date:     August 8, 2000
--------------------------------------------

                                 Exhibit Index

Exhibit No.                   Description
-----------                   -----------
   27                         Financial Data Schedule