Form 10-Q
period 2000-09-30
AGREE REALTY CORP
filed 2000-11-02
CIK 917251

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the quarterly period ended September 30, 2000


                                       OR

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

             For the transition period from            to
                                            ----------    -----------

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


                        Yes                       No
                        |X|                       |_|

4,394,669 Shares of Common Stock, $.0001 par value, were outstanding as of November 2, 2000

                                                        AGREE REALTY CORPORATION

                                                                       FORM 10-Q

                                                                           INDEX


PART I:          FINANCIAL INFORMATION                                                                                  PAGE
Item 1.          Interim Consolidated Financial Statements                                                                 3

                 Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999                              4-5

                 Consolidated Statements of Operations for the nine months ended September 30, 2000 and 1999               6

                 Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999              7

                 Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2000               8

                 Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999               9

                 Notes to Consolidated Financial Statements                                                               10

Item 2.          Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                                               11-19

PART II:         OTHER INFORMATION

Item 1.          Legal Proceedings                                                                                        20

Item 2.          Changes in Securities                                                                                    20

Item 3.          Defaults Upon Senior Securities                                                                          20

Item 4.          Submission of Matters to a Vote of Security Holders                                                      20

Item 5           Other Information                                                                                        20

Item 6.          Exhibits and Reports on Form 8-K                                                                         20

SIGNATURES                                                                                                                21

                                                        AGREE REALTY CORPORATION

                                                   PART I: FINANCIAL INFORMATION







ITEM 1.           INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                        AGREE REALTY CORPORATION

                                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                                 SEPTEMBER 30,         December 31,
                                                                                          2000                 1999
---------------------------------------------------------------------------------------------------------------------
ASSETS

REAL ESTATE INVESTMENTS
   Land                                                                       $     43,778,679     $     40,270,367
   Buildings                                                                       141,085,973          135,709,128
   Property under development                                                        1,930,301            3,878,611
---------------------------------------------------------------------------------------------------------------------

                                                                                   186,794,953          179,858,106
   Less accumulated depreciation                                                   (29,010,652)         (26,342,296)
---------------------------------------------------------------------------------------------------------------------

NET REAL ESTATE INVESTMENTS                                                        157,784,301          153,515,810

CASH AND CASH EQUIVALENTS                                                              205,154            1,064,241

ACCOUNTS RECEIVABLE - TENANTS                                                          229,514              565,133

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES                                 269,373              449,676

UNAMORTIZED DEFERRED EXPENSES
   Financing                                                                         1,565,509            1,587,397
   Leasing costs                                                                       287,141              282,629

OTHER ASSETS                                                                           894,659              730,651
---------------------------------------------------------------------------------------------------------------------

                                                                              $    161,235,651     $    158,195,537
=====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)





                                                                                    SEPTEMBER 30,       December 31,
                                                                                             2000               1999
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

MORTGAGES PAYABLE                                                                $     51,957,498     $   52,936,571

CONSTRUCTION LOANS                                                                     16,316,355         15,322,071

NOTES PAYABLE                                                                          32,158,232         27,158,232

DIVIDENDS AND DISTRIBUTIONS PAYABLE                                                     2,331,379          2,317,670

ACCRUED INTEREST PAYABLE                                                                  341,446            344,875

ACCOUNTS PAYABLE
   Operating                                                                              298,748            855,886
   Capital expenditures                                                                   510,230          1,315,597

TENANT DEPOSITS                                                                            53,526             52,073
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                     103,967,414        100,302,975
---------------------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                       5,733,219          5,859,012
---------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $.0001 par value; 20,000,000 shares authorized;
     4,394,669 and 4,364,867 shares issued and outstanding                                    440                436
   Additional paid-in capital                                                          63,632,433         63,217,235
   Deficit                                                                            (11,496,388)       (10,673,302)
---------------------------------------------------------------------------------------------------------------------

                                                                                       52,136,485         52,544,369
Less:  unearned compensation - restricted stock                                          (601,467)          (510,819)
---------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                             51,535,018         52,033,550
---------------------------------------------------------------------------------------------------------------------

                                                                                 $    161,235,651   $    158,195,537
=====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                       Nine Months Ended            Nine Months Ended
                                                                      September 30, 2000           September 30, 1999
----------------------------------------------------------------------------------------------------------------------
REVENUES
   Minimum rents                                                          $   15,595,738               $   14,296,648
   Percentage rents                                                              187,970                      129,298
   Operating cost reimbursements                                               1,798,722                    1,787,645
   Management fees and other                                                      32,770                       32,430
----------------------------------------------------------------------------------------------------------------------

TOTAL REVENUES                                                                17,615,200                   16,246,021
----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Real estate taxes                                                           1,309,120                    1,268,606
   Property operating expenses                                                   889,013                      891,491
   Land lease payments                                                           500,353                      408,578
   General and administrative                                                  1,207,356                    1,044,816
   Depreciation and amortization                                               2,760,492                    2,566,930
----------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                                       6,666,334                    6,180,421
----------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                        10,948,866                   10,065,600
----------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense, net                                                      (5,250,526)                  (4,237,986)
   Equity in net income of unconsolidated entities                               348,759                       20,804
   Development fee income                                                              -                       40,873
----------------------------------------------------------------------------------------------------------------------

TOTAL OTHER EXPENSE                                                           (4,901,767)                  (4,176,309)
----------------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST                                                6,047,099                    5,889,291

MINORITY INTEREST                                                               (803,702)                    (787,309)
----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                $    5,243,397               $    5,101,982
======================================================================================================================

EARNINGS PER SHARE                                                        $         1.19               $         1.17
======================================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                                   4,396,187                    4,364,867
======================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                        Three Months Ended           Three Months Ended
                                                                        September 30, 2000           September 30, 1999
------------------------------------------------------------------------------------------------------------------------
REVENUES
   Minimum rents                                                            $    5,311,418               $    4,840,062
   Percentage rents                                                                 84,939                       71,143
   Operating cost reimbursements                                                   591,513                      564,898
   Management fees and other                                                        10,278                       13,470
------------------------------------------------------------------------------------------------------------------------

TOTAL REVENUES                                                                   5,998,148                    5,489,573
------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Real estate taxes                                                               435,790                      424,824
   Property operating expenses                                                     243,235                      229,098
   Land lease payments                                                             184,740                      134,748
   General and administrative                                                      395,765                      374,003
   Depreciation and amortization                                                   923,508                      856,101
------------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                                         2,183,038                    2,018,774
------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                           3,815,110                    3,470,799
------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense, net                                                        (1,833,747)                  (1,457,799)
   Equity in net income of unconsolidated entities                                 173,580                        6,935
------------------------------------------------------------------------------------------------------------------------

TOTAL OTHER EXPENSE                                                             (1,660,167)                  (1,450,864)
------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST                                                  2,154,943                    2,019,935

MINORITY INTEREST                                                                 (286,809)                    (270,035)
------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                  $    1,868,134               $    1,749,900
========================================================================================================================

EARNINGS PER SHARE                                                          $          .43               $          .40
========================================================================================================================
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                                     4,394,669                    4,364,867
========================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                                                                        Unearned
                                                         Common Stock              Additional                     Compensation -
                                               ------------------------------         Paid-In                         Restricted
                                                      Shares        Amount            Capital          Deficit             Stock
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 2000                           4,364,867        $   436    $   63,217,235  $   (10,673,302)      $  (510,819)

Issuance of shares under
   Stock Incentive Plan                               33,802              4           471,198                -          (267,648)

Shares redeemed under
   Stock Incentive Plan                               (4,000)             -           (56,000)               -                 -

Vesting of restricted stock                                -              -                 -                -           177,000

Dividends declared for the period
   January 1, 2000 to September 30, 2000                   -              -                 -       (6,066,483)                -

Net income for the period
   January 1, 2000 to September 30, 2000                   -              -                 -        5,243,397                 -
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, September 30, 2000                        4,394,669        $   440    $   63,632,433  $   (11,496,388)      $  (601,467)
==================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                   Nine Months Ended          Nine Months Ended
                                                                                   September 30, 2000         September 30, 1999
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                           $  5,243,397             $    5,101,982
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation                                                                         2,696,336                  2,503,007
      Amortization                                                                           338,156                    336,923
      Stock-based compensation                                                               177,000                    145,500
      Equity in net income of unconsolidated entities                                       (348,759)                   (20,804)
      Minority interests                                                                     803,702                    787,309
      Decrease in accounts receivable                                                        335,619                    353,546
      Decrease (increase) in other assets                                                   (193,398)                   124,096
      Decrease in accounts payable                                                          (557,138)                  (420,400)
      Decrease in accrued interest                                                            (3,429)                   (55,101)
      Increase in tenant deposits                                                              1,453                      3,467
---------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  8,492,939                  8,859,525
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of real estate investments (including capitalized interest of
     $232,400 in 2000 and $343,000 in 1999)                                               (6,426,617)                (8,019,191)
   Distributions from unconsolidated entities                                                520,629                    528,345
---------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                                     (5,905,988)                (7,490,846)
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends and limited partners' distributions paid                                     (6,982,268)                (6,944,478)
   Line-of-credit net borrowings (payments)                                                5,000,000                (11,050,000)
   Repayments of capital expenditure payables                                             (1,112,044)                  (723,493)
   Construction loan proceeds                                                                994,284                  4,851,776
   Payments of mortgages payable                                                            (979,073)                  (437,550)
   Payments for financing costs                                                             (252,112)                  (417,146)
   Payment of leasing costs                                                                  (58,825)                   (18,000)
   Redemption of restricted stock                                                            (56,000)                         -
   Mortgage proceeds                                                                               -                 12,390,135
---------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                                                     (3,446,038)                (2,348,756)
---------------------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (859,087)                  (980,077)
CASH AND CASH EQUIVALENTS, beginning of period                                             1,064,241                    994,159
---------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                                $    205,154             $       14,082
=================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest (net of amounts capitalized)                                  $  4,988,239             $    4,029,030
=================================================================================================================================
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
   Dividends and limited partners' distributions declared and unpaid                    $  2,331,379             $    2,317,670
   Real estate investments financed with accounts payable                               $    510,230             $      705,225
   Shares issued under Stock Incentive Plan                                             $    471,202             $      343,249
=================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






1.    BASIS OF             The accompanying unaudited 2000 consolidated
      PRESENTATION         financial statements have been prepared in accordance
                           with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 1999.

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

The assets of the Company are held by, and all operations are conducted through, Agree Limited Partnership (the "Operating Partnership"), of which the Company is the sole general partner and held an 86.71% interest as of September 30, 2000. The Company is operating so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Form 10-Q.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999


Minimum rental income increased $1,299,000, or 9%, to $15,596,000 in 2000, compared to $14,297,000 in 1999. The increase is primarily the result of the development of three properties in 1999 and two properties in 2000.

Percentage rental income increased $59,000, or 45%, to $188,000 in 2000, compared to $129,000 in 1999. The increase was the result of increased tenant sales.

Operating cost reimbursements, which represent additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of the property's operating expenses, increased $11,000, or 1%, to $1,799,000 in 2000, compared to $1,788,000 in 1999. Operating cost reimbursements increased due to the increase in real estate taxes from 1999 to 2000 as explained below.

Management fees and other income remained relatively constant at $33,000 in 2000, compared to $32,000 in 1999.

                                                        AGREE REALTY CORPORATION

                                                                          PART I

Real estate taxes increased $40,000, or 3%, to $1,309,000 in 2000 versus $1,269,000 in 1999. The increase is the result of general assessment increases on the Company's Properties.

Property operating expenses (snow removal, shopping center maintenance, insurance and utilities) decreased $2,000, to $889,000 in 2000 versus $891,000 in 1999. The decrease was the result of decreased snow removal costs of $41,000; an increase in shopping center maintenance costs of $31,000; an increase in utility costs of $7,000 and an increase in insurance costs of $1,000 in 2000 versus 1999.

Land lease payments increased $91,000, or 22%, to $500,000 in 2000 compared to $409,000 in 1999. The increase is the result of the Company leasing land for its completed Petoskey, Michigan development.

General and administrative expenses increased by $163,000, or 16%, to $1,207,000 in 2000 versus $1,045,000 in 1999. The increase was primarily the result of an increase in compensation-related expenses related to the addition of an employee and wage increases. General and administrative expenses as a percentage of total rental income increased from 7.2% for 1999 to 7.7% in 2000.

Depreciation and amortization increased $193,000, or 8%, to $2,760,000 in 2000 versus $2,567,000 in 1999. This increase was the result of the completion of three new properties in 1999 and two properties in 2000.

Interest expense increased $1,013,000, or 24%, to $5,251,000 in 2000, from $4,238,000 in 1999. The increase in interest expense was the result of the Company's additional borrowing to finance its development of properties and increased rates on variable rate notes payable.

The Company received development fee income of $41,000 in 1999; there was no development fee income in 2000.

Equity in net income of unconsolidated entities increased $328,000 to $349,000 in 2000 compared to $21,000 in 1999 as a result of depreciation expense no longer being allocated to the Company pursuant to the Joint Venture Agreements in which the Company holds interests in properties ranging from 8% to 20%.

The Company's income before minority interest increased $158,000 as a result of the foregoing factors.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Rental income increased $471,000, or 10%, to $5,311,000 in 2000, compared to $4,840,000 in 1999. The increase is primarily the result of the development and acquisition of two properties in 1999 and two properties in 1999.

Percentage rental income increased $14,000, or 19%, to $85,000 in 2000, compared to $71,000 in 1999. The increase was the result of increased tenant sales.

                                                        AGREE REALTY CORPORATION

                                                                          PART I

Operating cost reimbursements increased $27,000, or 5%, to $592,000 in 2000, compared to $565,000 in 1999. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expenses from 1999 to 2000 as explained below.

Management fees and other income remained relatively constant at $10,000 in 2000 compared to $13,000 in 1999.

Real estate taxes increased $11,000, or 3%, to $436,000 in 2000 versus $425,000 in 1999. The increase is the result of general assessment increases on the Company's Properties.

Property operating expense (snow removal, shopping center maintenance, insurance and utilities) increased $14,000, or 6% to $243,000 in 2000 versus $229,000 in 1999. The increase was the result of increased snow removal costs of $7,000; an increase in shopping center maintenance costs of $2,000; a decrease in insurance costs of $1,000 and an increase in utilities of $6,000 in 2000 versus 1999.

Land lease payments increased $50,000, or 37%, to $185,000 in 2000 compared to $135,000 in 1999. The increase is the result of the Company leasing land for its completed Petoskey, Michigan development.

General and administrative expenses increased $22,000, or 6%, to $396,000 in 2000 compared to $374,000 in 1999. The increase was primarily the result of an increase in compensation-related expenses. General and administrative expenses as a percentage of total rental income decreased from 7.6% for 1999 to 7.3% in 2000.

Depreciation and amortization increased $68,000, or 8%, to $924,000 in 2000 versus $856,000 in 1999. The increase was the result of the development of two properties in 1999 and two properties in 2000.

Interest expense increased $376,000, or 26%, to $1,834,000 in 2000, from $1,458,000 in 1999. The increase in interest expense was the result of the Company's additional borrowing to finance its development of properties and increased rates on variable rate notes payable.

Equity in net income of unconsolidated entities increased $167,000 to $174,000 in 2000 compared to $7,000 in 1999 as a result of depreciation expense no longer being allocated to the Company pursuant to the Joint venture Agreements in which the Company holds interests in properties ranging from 8% to 20%.

The Company's income before minority interest increased $135,000 as a result of the foregoing factors.

                                                        AGREE REALTY CORPORATION

                                                                          PART I


FUNDS FROM OPERATIONS

Management considers Funds from Operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO is defined by the National Association of Real Estate Investments Trusts, Inc. ("NAREIT") to mean net income computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from sales of depreciable operating property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated entities in which the REIT holds an interest. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as the primary indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

                                                        AGREE REALTY CORPORATION

                                                                          PART I


The following tables illustrate the calculation of FFO for the nine months and three months ended September 30, 2000 and 1999:

Nine Months Ended September 30,                                                                  2000                1999
--------------------------------------------------------------------------------------------------------------------------
Net income before minority interest                                                     $   6,047,099      $     5,889,291
Depreciation of real estate assets                                                          2,686,632            2,502,747
Amortization of leasing costs                                                                  54,313               50,057
Amortization of stock awards                                                                  177,000              145,500
Depreciation of real estate assets held in unconsolidated entities                            171,980              499,935
Development fee income                                                                              -              (40,873)
--------------------------------------------------------------------------------------------------------------------------

FUNDS FROM OPERATIONS                                                                   $   9,137,024      $     9,046,657
==========================================================================================================================

WEIGHTED AVERAGE SHARES AND OP UNITS OUTSTANDING                                            5,069,734            5,038,414
==========================================================================================================================


Three Months Ended September 30,                                                                 2000                 1999
--------------------------------------------------------------------------------------------------------------------------
Net income before minority interest                                                     $   2,154,943      $     2,019,935
Depreciation of real estate assets                                                            897,708              834,659
Amortization of leasing costs                                                                  19,228               16,686
Amortization of stock awards                                                                   59,000               48,500
Depreciation of real estate assets held in unconsolidated entities                                  -              166,645
--------------------------------------------------------------------------------------------------------------------------

FUNDS FROM OPERATIONS                                                                   $   3,130,879      $     3,086,425
==========================================================================================================================

WEIGHTED AVERAGE SHARES AND OP UNITS OUTSTANDING                                            5,068,216            5,038,414
==========================================================================================================================

                                                        AGREE REALTY CORPORATION

                                                                          PART I


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

During the quarter ended September 30, 2000, the Company declared a quarterly dividend of $.46 per share. The dividend was paid on October 12, 2000 to holders of record on September 29, 2000.

As of September 30, 2000, the Company had total mortgage indebtedness of $51,957,498 with a weighted average interest rate of 6.92%. Future scheduled annual maturities of mortgages payable for the years ending September 30 are as follows: 2001 - $1,366,258; 2002 - $1,483,546; 2003 - $1,589,041; 2004 -
$1,702,042; and 2005 - $1,823,086. This mortgage debt is all fixed rate debt.

In addition, the Operating Partnership has in place a $50 million line of Credit Facility (the "Credit Facility") which is guaranteed by the Company. The loan matures in August 2003 and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the bank's prime rate, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company's Properties which are not otherwise encumbered and properties to be acquired or developed. As of September 30, 2000, $30,158,232 was outstanding under the Credit Facility.

                                                        AGREE REALTY CORPORATION

                                                                          PART I


The Company also has in place a $5 million line of credit (the "Line of Credit"), which matures on December 19, 2000, and which the Company expects to renew for an additional 12-month period. The Line of Credit bears interest at the bank's prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. The purpose of the Line of Credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of September 30, 2000, $2,0000,000 was outstanding under the Line of Credit.

The Company's wholly-owned subsidiaries have obtained construction financing of approximately $16,100,000 to fund the development of four retail properties. The notes require quarterly interest payments, based on a weighted average interest rate based on LIBOR, computed by the lender. The notes mature on October 16, 2002 and are secured by the underlying land and buildings. As of September 30, 2000, $14,585,865 was outstanding.

The Company has received funding from an unaffiliated third party for the construction of certain of its Properties. Advances under this agreement bear no interest and are secured by the specific land and buildings being developed. As of September 30, 2000, $1,730,490 was outstanding.

The Company has two development projects under construction that will add an additional 29,610 square feet of retail space to the Company's portfolio. The projects are expected to be completed during the fourth quarter of 2000. Additional Company funding required for this project is estimated to be $2,800,000 and will come from the Credit Facility. Management expects the development of this project to have a positive effect on cash generated by operating activities and Funds from Operations.

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

Mortgages payable - As of September 30, 2000 the Company had three mortgages outstanding. The first mortgage in the amount of $32,641,617 bears interest at 7.00%. The mortgage matures on November 15, 2005. The second mortgage in the amount of $7,377,751 bears interest at 7.00%. The mortgage matures on April 1, 2013 and is subject to a rate review after the 7th year (April 1, 2006). The third mortgage in the amount of $11,938,130 bears interest at 6.63%. The mortgage matures on February 5, 2017.

Construction loans - As of September 30, 2000 the Company had Construction loans outstanding of $16,316,355. Under the terms of the construction loans the Company bears no interest rate risk.

Notes Payable - As of September 30, 2000 the Company had $32,158,232 outstanding on its Lines-of Credit which were subject to interest at a variable interest rate based on LIBOR.

The Company does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.

A 10% adverse change in interest rates on the portion of the Company's debt bearing interest at variable rates would result in an annual increase in interest expense of approximately $260,000.

                                                        AGREE REALTY CORPORATION

                                                                          PART I



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

                  10.1 Third amendment to $50 million line-of-credit agreement dated August 7, 2000 among Agree Realty Corporation and Michigan National Bank, as agent

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



AGREE REALTY CORPORATION




/s/ RICHARD AGREE
------------------------------------------------
Richard Agree
President and Chief Executive Officer



/s/ KENNETH R. HOWE
-------------------------------------------------
Kenneth R. Howe
Vice-President - Finance and Secretary
      (Principal Financial Officer)






Date:    November 2, 2000
-------------------------------------------------

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
3.1    Articles of Incorporation and Articles of Amendment of the Company
       (incorporated by reference to Exhibit 3.1 to the Company's Registration
       Statement on Form S-11 (Registration Statement No. 33-73858, as amended
       ("Agree S-11"))

3.2    Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Agree
       S-11)

10.1 Third amendment to $50 million line-of-credit agreement dated August 7, 2000 among Agree Realty Corporation and Michigan National Bank, as agent

27.1   Financial Data Schedule