Form 10-K405
period 2000-12-31
AGREE REALTY CORP
filed 2001-03-23
CIK 917251

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K


[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM              TO

                  COMMISSION FILE NUMBER: 1-12928

                            ------------------------

                            AGREE REALTY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   MARYLAND                                        38-3148187
        (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                         Identification No.)

          31850 NORTHWESTERN HIGHWAY                             (248) 737-4190
       FARMINGTON HILLS, MICHIGAN 48334                  (Registrant's telephone number,
   (Address of principal executive offices)                   including area code)

                            ------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON
        ---------------                     WHICH REGISTERED
 Common Stock, $.0001 par value         -----------------------
                                        New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                (Title of Class)

                            ------------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

Shares of common stock outstanding as of March 13, 2001: 4,416,869. The aggregate market value of the Registrant's shares of common stock held by non-affiliates on such date was approximately $73,540,869.

                      DOCUMENTS INCORPORATED BY REFERENCE

                          DOCUMENT                            INCORPORATED INTO FORM 10-K
                          --------                            ---------------------------
Portions of the Registrant's Proxy Statement for its                   Part III
  Annual Meeting of Shareholders to be held on May 7, 2001            Items 10-13

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                           PART I
                                                                           PAGE
                                                                         NUMBERS

Item 1             Business                                                    3

Item 2             Properties                                                  7

Item 3             Legal Proceedings                                          15

Item 4             Submission of Matters to a Vote of
                     Security Holders                                         16

                           PART II

Item 5             Market for Registrant's Common Equity
                     and Related Stockholder Matters                          16

Item 6             Selected Financial Data                                    17

Item 7             Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                               18

Item 7A            Quantitative and Qualitative Disclosures
                     About Market Risk                                        23

Item 8             Financial Statements and Supplementary Data                23

Item 9             Changes and Disagreements With Accountants
                     on Accounting and Financial Disclosure                   24

                          PART III

Item 10            Directors and Executive Officers of the
                     Registrant                                               24

Item 11            Executive Compensation                                     24

Item 12            Security Ownership of Certain Beneficial
                     Owners and Management                                    24

Item 13            Certain Relationships and Related Transactions             24


                           PART IV

Item 14            Exhibits, Financial Statements, Schedules and
                     Reports on Form 8-K                                      25

SIGNATURES                                                                    28

                                     PART 1


     This Form 10-K, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Risks and other factors that might cause such a difference include, but are not limited to, the effect of economic and market conditions; risks that the Company's acquisition and development projects will fail to perform as expected; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; loss or bankruptcy of one or more of the Company's major retail tenants; and failure of the Company's properties to generate additional income to offset increases in operating expenses, as well as other risks listed herein under "Item 1. Business" and from time to time in the Company's reports filed with the Securities and Exchange Commission or otherwise publicly disseminated by the Company.

         References herein to the "Company" include Agree Realty Corporation, together with its wholly-owned subsidiaries and its majority owned partnership, Agree Limited Partnership (the "Operating Partnership"), unless the context otherwise requires.

ITEM 1.    BUSINESS

General

              The Company is a self-administered, self-managed real estate investment trust (a "REIT") which develops, acquires, owns and operates properties which are primarily leased to major national and regional retail companies under net leases. As of December 31, 2000, the Company owned, either directly or through interests in joint ventures, a portfolio of 45 properties (the "Properties") located in 13 states and containing an aggregate of approximately 3.5 million square feet of gross leasable area. During 2000 the Company completed the development of three (3) free-standing Properties which added 53,395 square feet of gross leasable area to the Company's operating portfolio and cost approximately $9.9 million. Two (2) of the Properties are leased to Walgreen and one (1) Property is leased to Borders. The Properties consist of 14 neighborhood and community shopping centers and 31 free-standing properties. The Company independently owns 24 of the free-standing properties and owns the other seven through joint ventures (the "Joint Venture Properties"). As of December 31, 2000, approximately 97% of gross leasable area in the portfolio was leased, and approximately 95% of the Company's base rental income was attributable to national and regional retailers. Such retailers include Kmart Corporation ("Kmart"), Borders, Inc. ("Borders") and Walgreen Co. ("Walgreen") which, as of December 31, 2000, collectively represented approximately 63% of the Company's base rental income. See "Major Tenants." The Company developed all 14 of the shopping centers and 27 of the 31 free-standing properties.

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

- Developing or acquiring each property with the objective of holding it for long-term investment value.

- Developing or acquiring properties in what the Company considers to be attractive long-term locations. Such locations typically have (i) convenient access to transportation arteries with traffic count that is higher than average for the local market; (ii) concentrations of other retail properties; and (iii) demographic characteristics which are attractive to the retail tenant which will lease the property.

- Generally, purchasing land and beginning development of a property only upon the execution of a lease with a national or regional retailer on terms that provide a return on estimated cost which is attractive relative to the Company's cost of capital.

- Directing all aspects of development, including construction, design, leasing and management. Property management and the majority of the leasing activities are handled directly by Company personnel. The Company believes that this approach to development and management enhances the ability of the Company to develop and maintain assets of high construction quality which are designed, leased and maintained to maximize long-term value and enables it to operate efficiently.

     The Company believes that the relationships established by its principals with national and regional retailers as well as the financing relationships its principals have developed with lenders provide it with opportunities not generally available to its competitors, thereby providing the Company with an advantage in achieving its objectives.

Major Tenants

         As of December 31, 2000, approximately 63% of the Company's gross leasable area, including the Joint Venture Properties, was leased to Kmart, Borders and Walgreen and approximately 63% of total annualized base rents was attributable to these tenants. At December 31, 2000, Kmart occupied approximately 38% of the Company's gross leasable area, including the Joint Venture Properties, and accounted for approximately 25% of the annualized base rent. At December 31, 2000, Borders occupied approximately 21% of the Company's gross leasable area, including the Joint Venture Properties, and accounted for approximately 24% of the annualized base rent. At December 31, 2000, Walgreen occupied approximately 4% of the company's gross leasable area, including the Joint Venture Properties, and accounted for approximately 14% of the annualized base rent. No other tenant accounted for more than 10% of gross leasable area or annualized base rent in 2000. The loss of any of these anchor tenants or the inability of any of them to pay rent could have an adverse effect on the Company's business.

Financing Strategy

     As of December 31, 2000, the Company's ratio of indebtedness to market capitalization was approximately 60%. The Company intends to maintain a ratio of total debt (including construction and acquisition financing) to market capitalization of 65% or less. The Company plans to begin construction of additional pre-leased developments and may acquire additional properties that will initially be financed by its Credit Facility and Line of Credit (each as hereinafter defined). Management intends to periodically refinance short-term construction and acquisition financing with long-term debt and / or equity in order to reduce its ratio of total debt to market capitalization to 50% or less. Nevertheless, the Company may operate with debt levels or ratios that are in excess of 50% for extended periods of time prior to the completion of this long-term financing process.

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

     The Company conducted a Phase I environmental study on each of the three Properties it developed in 2000. The results of the Phase I study on two (2) of these Properties required the Company to perform a Phase II environmental study (which involves soil sampling or ground water analysis). The results of the Phase II environmental study conducted on these two Properties indicated that no further action was required by the Company. In addition, the Company has no knowledge of any hazardous substances existing on any of its Properties in violation of any applicable laws; however, no assurance can be given that such substances are not located on any of the Properties. The Company carries no insurance coverage for the types of environmental risks described above.

     The Company believes that it is in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. The Company has not been notified by any governmental authority of any noncompliance, liability or other claim in connection with any of the Properties.

Employees

     As of March 15, 2001, the Company employed seven persons. Employee responsibilities include accounting, construction, leasing, property coordination and administrative functions for the Properties. The Company's employees are not covered by a collective bargaining agreement and the Company considers its employee relations to be satisfactory.

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

ITEM 2.  PROPERTIES


     The Properties consist of 14 neighborhood and community shopping centers and 31 free-standing properties. As of December 31, 2000, approximately 97% of the Gross Leasable Area ("GLA") in the portfolio was leased, and approximately 95% of the Company's base rental income was attributable to, national and regional retailers. Such retailers include Kmart, Borders, and Walgreen which, at December 31, 2000, collectively represented approximately 63% of current base rental income.


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


                     LOCATION OF PROPERTIES IN THE PORTFOLIO

                                   Total Gross        Percent of
                  Number of        Leasable Area     GLA Leased on
     State        Properties       (Sq. feet)        December 31, 2000
    ---------  ----------------    ------------     ------------------
   California         1               38,015              100%
   Florida            5 (1)          492,305               86
   Indiana            1 (1)           15,844              100
   Illinois           1               20,000              100
   Kansas             2               45,000              100
   Kentucky           1              135,009              100
   Maryland           2               53,000              100
   Michigan          20 (1)        1,904,037               99
   Nebraska           2 (1)           55,000              100
   Ohio               2              108,543              100
   Oklahoma           4 (1)           99,282              100
   Pennsylvania       1               37,004              100
   Wisconsin          3              523,036              100
                   ----------    --------------     ---------


     Total/Average   45            3,526,075               97%
                   ----------    --------------     ------------

------------

         (1) Includes Joint Venture Properties in which the Company owns interests ranging from 8% to 20%.

COMMUNITY SHOPPING CENTERS

Fourteen of the Company's properties are community shopping centers ranging in size from 20,000 to 241,458 square feet of gross leasable area. The centers are located in 5 states as follows: Florida (2), Illinois (1), Kentucky (1), Michigan (7) and Wisconsin (3). The location, general character and primary occupancy information with respect to the community shopping centers at December 31, 2000 are set forth below:

SUMMARY OF COMMUNITY SHOPPING CENTERS AT DECEMBER 31, 2000


                                               (4)         Gross            (1)
                                  Year         Land      Leasable        Annualized
                               Completed/      Area        Area             Base
Property Location               Expanded     (acres)     (Sq. Ft.)          Rent
----------------------------------------------------------------------------------------

Capital Plaza                     1978/       11.58        135,009    $      418,768
  Frankfort, KY                   1991


Charlevoix Commons                1991        14.79        137,375           658,495
  Charlevoix, MI

Chippewa Commons                  1991        16.37        168,311           904,983
  Chippewa Falls, WI


Iron Mountain Plaza               1991        21.20        176,352           851,023
  Iron Mountain, MI


Ironwood Commons                  1991        23.92        185,535           945,234
  Ironwood, MI



Marshall Plaza                    1990        10.74        119,279           644,091
  Marshall, MI




                                 (2)         (3)
                               Average     Percent      Percent
                                Base      Leased at     Occupied               Anchor Tenants
                              Rent per     Dec 31,     at Dec 31,            (Lease expiration/
Property Location              Sq. Ft.      2000          2000               Option expiration)
-----------------------------------------------------------------------------------------------------------

Capital Plaza                    3.10       100%          75%      Kmart (2003/2053)
  Frankfort, KY                                                    Winn Dixie (2010/2035)
                                                                   Fashion Bug (2005/2025)

Charlevoix Commons               4.97        96%          96%      Kmart (2015/2065)
  Charlevoix, MI                                                   Roundy's  (2011/2031)

Chippewa Commons                 5.38       100%         100%      Kmart (2014/2064)
  Chippewa Falls, WI                                               Roundy's  (2011/2031)
                                                                   Fashion Bug (2006/2021)

Iron Mountain Plaza              4.96        97%          97%      Kmart (2015/2065)
  Iron Mountain, MI                                                Roundy's (2011/2031)
                                                                   Fashion Bug (2002/2022)

Ironwood Commons                 5.09       100%         100%      Kmart (2015/2065)
  Ironwood, MI                                                     Super Value (2011/2036)
                                                                   J.C. Penney Co. (2006/2026)
                                                                   Fashion Bug (2002/2022)

Marshall Plaza                   5.40       100%         100%      Kmart (2015/2065)
  Marshall, MI                                                     Fashion Bug (2002/2022)



                                                (4)         Gross             (1)
                                   Year         Land       Leasable        Annualized
                                Completed/      Area         Area             Base
Property Location                Expanded     (acres)     (Sq. Ft.)           Rent
------------------------------------------------------------------------------------------

Mt Pleasant Shopping               1973/       24.51         241,458       $  1,055,519
  Center                           1997
    Mt. Pleasant, MI


North Lakeland Plaza               1987        16.67         171,334          1,263,386
  Lakeland, FL


Petoskey Town Center               1990        22.08         174,870            909,018
  Petoskey, MI


Plymouth Commons                   1990        16.30         162,031            893,069
  Plymouth, WI


Rapids Associates                  1990        16.84         173,557            993,827
  Big Rapids, MI


Shawano Plaza                      1990        17.91         192,694          1,012,448
  Shawano, WI



West Frankfort Plaza               1982         1.45          20,000            131,000
  West Frankfort, IL




                                      (2)         (3)
                                    Average     Percent       Percent
                                     Base      Leased at     Occupied                Anchor Tenants
                                   Rent per     Dec 31,     at Dec 31,             (Lease expiration/
Property Location                   Sq. Ft.      2000          2000                Option expiration)
-----------------------------------------------------------------------------------------------------------------

Mt Pleasant Shopping                 $ 4.37      100%          100%      Kmart (2008/2048)
  Center                                                                 J.C. Penney Co. (2005/2020)
    Mt. Pleasant, MI                                                     Staples, Inc. (2005/2025)
                                                                         Fashion Bug (2006/2026)

North Lakeland Plaza                   7.37      100%          100%      Kmart (2011/2061)
  Lakeland, FL                                                           Best Buy (2013/2028)


Petoskey Town Center                   5.59       93%           93%      Kmart (2015/2065)
  Petoskey, MI                                                           Roundy's  (2010/2030)
                                                                         Fashion Bug (2002/2022)

Plymouth Commons                       5.51      100%          100%      Kmart (2015/2065)
  Plymouth, WI                                                           Roundy's  (2010/2030)
                                                                         Fashion Bug (2004/2021)

Rapids Associates                      5.73      100%          100%      Kmart (2015/2065)
  Big Rapids, MI                                                         Roundy's  (2010/2030)
                                                                         Fashion Bug (2004/2021)

Shawano Plaza                          5.25      100%          100%      Kmart (2014/2064)
  Shawano, WI                                                            Roundy's  (2010/2030)
                                                                         J.C. Penney Co. (2005/2025)
                                                                         Fashion Bug (2004/2021)

West Frankfort Plaza                   6.55      100%          100%      Fashion Bug (2002/2007)
  West Frankfort, IL


                                                (4)              Gross                     (1)
                                   Year         Land            Leasable                Annualized
                                Completed/      Area              Area                     Base
Property Location                Expanded     (acres)          (Sq. Ft.)                   Rent
--------------------------------------------------------------------------------------------------

Winter Garden Plaza                1988/        22.34            233,512               $   964,677
  Winter Garden, FL                2000

                                             -----------------------------------------------------
     TOTAL/AVERAGE                             236.70          2,291,317               $11,645,538
                                             =====================================================



                                 (2)         (3)
                               Average     Percent       Percent
                                 Base     Leased at     Occupied                Anchor Tenants
                               Rent per     Dec 31,    at Dec 31,             (Lease expiration/
Property Location              Sq. Ft.       2000         2000                Option expiration)
--------------------------------------------------------------------------------------------------

Winter Garden Plaza             $ 5.83       71%           71%      Kmart (2013/2063)
  Winter Garden, FL                                                 Kash N Karry (2020/2040)

                                ------------------------------------
     TOTAL/AVERAGE              $ 5.29       96%           95%
                                ====================================


  (1)  Total annualized base rents of the Company as of December 31, 2000

  (2) Calculated as total annualized base rents, divided by gross leasable area actually leased as of December 31, 2000

  (3) Roundy's has sub-leased the space it leases at Iron Mountain Plaza (35,285 square feet, rented at a rate of $5.87 per square foot) and Charlevoix Commons (35,896 square feet, rented at a rate of $5.97 per square foot). Both of these leases expire in 2011 (assuming they are not extended by Roundy's). Winn Dixie leases but does not currently occupy, the 33,617 square feet it leases at Capital Plaza. This lease expires in 2010 and is rented at a rate of $4.06 per square foot.

  (4) All community shopping centers except Capital Plaza (which is subject to a long-term ground lease expiring in 2053 from a third party) are wholly-owned by the Company.

                ANNUALIZED BASE RENT OF THE COMPANY'S PROPERTIES

         The following is a breakdown of base rents in place at December 31, 2000 for each type of retail tenant:


                                                         Percent of
                            Annualized                   Annualized
      Type of Tenant        Base Rent (1)                 Base Rent
      ---------------       ---------------           -------------

   National (2)             $19,006,299                     86%
   Regional (3)               1,956,817                      9
   Local                      1,087,132                      5
                             -----------                  ----

     Total                  $22,050,248                    100%
                           -------------                  ----

--------------------

(1) Includes the Company's share of annualized base rent for each of the Joint Venture Properties.

(2) Includes the following national tenants: Kmart, Borders, Walgreen, Fashion Bug, Winn Dixie, Rite Aid, JC Penney, Avco Financial, GNC Group, Radio Shack, On Cue, Super Value, Maurices, Payless Shoes, Food Lion, Blockbuster Video, Family Dollar, H&R Block, Sally Beauty, Jo Ann Fabrics, Staples, Best Buy, Dollar Tree, A&P, TGI Friday's and Circuit City.

(3) Includes the following regional tenants: Roundy's, Dunham's Sports, Brauns Fashions and Hollywood Video.




FREE-STANDING PROPERTIES

     Thirty-one (31) of the Properties are free-standing properties net leased to A&P (1), Borders (18), Circuit City Stores (1), Kmart (3) and Walgreen (8), which Properties contain, in the aggregate, approximately 1,234,758 square feet of gross leasable area. The free-standing properties range in size from 13,686 to 226,000 square feet of gross leasable area and are located in the following states: California (1), Florida (3), Indiana (1), Kansas (2), Maryland (2), Michigan (13), Nebraska (2), Ohio (2), Oklahoma (4) and Pennsylvania (1). Included in the Company's retail Properties are 7 Joint Venture Properties in which the Company owns interests ranging from 8% to 20% and 24 wholly-owned Properties. The Company's 24 wholly owned free-standing Properties provide $9,710,391 of annualized base rent at an average base rent per square foot of $12.40 during the 12 months ended December 31, 2000. The Company (or the joint ventures in which the Company has an interest) owns each of the thirty-one (31) free-standing properties in fee, except as indicated below. The location, and general occupancy information with respect to the wholly-owned free-standing properties are set forth in the following table:

                      WHOLLY-OWNED FREE STANDING PROPERTIES

                         Year                       Lease expiration (2)
Tenant/Location        Completed      Total GLA    (Option expiration)
------------------------------------------------------------------------
A&P, Roseville, MI         1977        104,000     May 21, 2002 (2022)

Borders, (1)
  Aventura, FL             1996         30,000     Jan 31, 2016 (2036)
Borders, Columbus, OH      1996         21,000     Jan 23, 2016 (2036)
Borders,
  Monroeville, PA          1996         37,004     Nov 8, 2016 (2036)
Borders, Norman, OK        1996         24,641     Sep 20, 2016 (2036)
Borders, Omaha, NE         1995         30,000     Nov 3, 2015 (2035)
Borders,
 Santa Barbara, CA         1995         38,015     Nov 17, 2015 (2035)
Borders, Wichita, KS       1995         25,000     Nov 10, 2015 (2035)
Borders, (1)
   Lawrence, KS            1997         20,000     Oct 16, 2022 (2042)
Borders, Tulsa, OK         1998         25,000     Oct 16, 2022 (2042)
Borders, Columbia, MD      1999         28,000     Oct 16, 2022 (2042)
Borders, Germantown, MD    2000         25,000     Oct 16, 2022 (2042)

Circuit City Stores
   Boynton Beach, FL       1996         32,459     Dec 15, 2016 (2036)

Kmart, Grayling, MI        1984         52,320     Sep 30, 2009 (2059)
Kmart, Oscoda, MI          1984         90,470     Sep 30, 2009 (2059)
Kmart, Perrysburg, OH      1983         87,543     Oct 31, 2008 (2058)

Walgreen, Waterford, MI    1997         13,905     Feb 28, 2018 (2058)
Walgreen, Chesterfield, MI 1998         13,686     July 31, 2018 (2058)
Walgreen, Pontiac, MI      1998         13,905     Oct 31, 2018 (2058)
Walgreen, Grand Blanc, MI  1998         13,905     Feb 28, 2019 (2059)
Walgreen, Rochester, MI    1998         13,905     June 30, 2019 (2059)
Walgreen, Ypsilanti, MI    1999         15,120     Dec 31, 2019 (2059)
Walgreen (1), Petoskey, MI 2000         13,905     Apr 30, 2020 (2060)
Walgreen, Flint, MI        2000         14,490     Dec 31, 2020 (2060)
                                       -------

       TOTAL                           783,273
                                       -------

(1) These properties are subject to long-term ground leases where a third party owns the underlying land and has leased the land to the Company to construct or operate three free-standing properties. The Company pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements. At the end of the lease terms, as extended (Aventura, FL 2036, Lawrence, KS 2027 and Petoskey, MI 2049), the land together with all improvements revert to the land owner. The Company has an option to purchase the Lawrence property during the period October 1, 2006 to September 30, 2016 and to purchase the Petoskey property after August 7, 2019.

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

                            JOINT VENTURE PROPERTIES

                           The Company's
Tenant / Location          Interest        Total GLA    Lease Expirations
--------------------------------------------------------------------------------
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
                                          -------


MAJOR TENANTS


     The following table sets forth certain information with respect to the Company's major tenants:

                                     Annualized Base        Percent of Total
                       Number         Rent as of         Annualized Base Rent as
                       of Leases     December 31, 2000     of December 31, 2000
                       --------------------------------------------------------
Kmart                    16           $5,492,667               25%
Borders                  18            5,297,430 (1)           24
Walgreen                  9            3,158,930               14
                       --------------------------------------------


     Total               43          $13,949,027               63%
                       --------------------------------------------

--------------


         (1) Includes the Company's percentage of base rent for each of the Joint Venture Properties

         Sixteen of the Properties are anchored by Kmart, a publicly-traded retailer with over 2,100 stores. Kmart's principal business is general merchandise retailing through a chain of department stores and it is one of the world's largest retailers based on sales volume. The Company derived approximately 25% of its base rental income for the year ended December 31, 2000 from, and approximately 26% of the Company's future minimum rentals are attributable to, Kmart.

         Borders Group, Inc. ("BGI"), is a leading global retailer of books, music, video and other information and entertainment items. BGI is the parent company of Borders, Inc., which operates 335 Borders Books and

Music stores offering a broad selection of books and multi-media products. In addition, BGI owns Walden Book Company, Inc., which has approximately 900 Waldenbooks stores in malls, shopping centers and airports across the country. The Company derived approximately 24% of its base rental income for the year ended December 31, 2000 from, and approximately 29% of the Company's future minimum rentals are attributable to, Borders.

         Walgreen is a leader of the U.S. chain drugstore industry and operates over 3,250 stores nationwide. The Company derived approximately 14% of its base rental income for the year ended December 31, 2000 from, and approximately 22% of the Company's future minimum rentals are attributable to, Walgreen.


LEASE EXPIRATIONS

         The following table shows lease expirations for the next 10 years for the Company's community shopping centers and wholly-owned free-standing properties, assuming that none of the tenants exercise renewal options.

                                    December 31, 2000
                                    -----------------
                       Gross Leasable Area     Annualized Base Rent
             Number    -------------------     --------------------
Expiration   of Leases  Square    Percent                 Percent
   Year      Expiring   Footage   of Total     Amount     of Total
--------------------------------------------------------------------------------
2001           11        32,500     1.06%     $ 294,301      1.38%

2002           27       320,613    10.43      2,262,329     10.59

2003           25       185,892     6.05        961,090      4.50

2004           10        43,100     1.40        332,650      1.56

2005           23       183,577     5.97      1,094,887      5.13

2006           18       124,314     4.04        817,550      3.83

2007            1         2,000     0.07         19,000      0.09

2008            2       167,942     5.46        539,935      2.53

2009            2       142,790     4.64        542,414      2.54

2010            5       206,735     6.72      1,176,729      5.50
              ---------------------------------------------------

Total         124     1,409,463    45.84%    $8,040,885     37.65%
              ----------------------------------------------------


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

         No matter was submitted to a vote of security holders during the fourth quarter of 2000.

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

Market Information
------------------
                                                         Dividends Per
                              High              Low      Common Share
                              ----              ---      ------------
Quarter Ended
  March 31, 1999              $19.125       $15.875           $0.46
  June 30, 1999               $18.875       $15.938           $0.46
  September 30, 1999          $18.938       $16.375           $0.46
  December 31, 1999           $16.750       $13.375           $0.46

  March 31, 2000              $14.375       $13.063           $0.46
  June 30, 2000               $16.937       $12.875           $0.46
  September 30, 2000          $17.375       $13.750           $0.46
  December 31, 2000           $15.063       $13.625           $0.46

         At December 31, 2000, there were 4,394,669 shares of the Company's Common Stock issued and outstanding which were held by approximately 255 stockholders of record. The stockholders of record do not reflect persons or entities who held their shares in nominee or "street" name.

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

         During the year ended December 31, 2000, there were no sales of unregistered securities by the Company, except the grant, under the Company's 1994 Stock Incentive Plan (the "Plan"), of 33,802 shares of restricted stock to certain employees of the Company. The transfer restrictions on such shares lapse in equal annual installments over a five-year period from the date of the grant, but the holder thereof is entitled to receive dividends on all such shares from the date of the grant. On April 13, 2000 the Company redeemed 4,000 shares of restricted stock previously issued under the Plan.

ITEM 6.                 SELECTED FINANCIAL DATA

     The following table sets forth selected financial information for the Company on a historical basis and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere in this Form 10-K. The balance sheet data for the periods ended December 31, 1996 through December 31, 2000 and operating data for each of the periods presented were derived from the audited financial statements of the Company.

                                                                    (In thousands, except per share information)

                                                        Year             Year              Year             Year             Year
                                                       Ended            Ended             Ended            Ended            Ended
                                                      Dec 31,          Dec 31,           Dec 31,          Dec 31,          Dec 31,
Operating Data                                          2000             1999             1998              1997             1996
-----------------------------------------------------------------------------------------------------------------------------------
Total Revenue                                        $ 23,730         $ 21,931          $ 19,674         $ 18,234         $ 16,291
                                             --------------------------------------------------------------------------------------

Expenses
  Property expense (1)                                  3,775            3,512             3,050            2,785            2,485
  General and administrative                            1,557            1,425             1,170            1,107            1,105
  Interest                                              7,045            5,771             5,231            5,552            6,101
  Depreciation and amortization                         3,689            3,436             3,073            2,782            2,620
                                             --------------------------------------------------------------------------------------
        Total Expenses                                 16,066           14,144            12,524           12,226           12,311
                                             --------------------------------------------------------------------------------------

Other Income (Expense) (2)                                522               69               168              155              653
                                             --------------------------------------------------------------------------------------
Income  before extraordinary
  item and minority interest                            8,186            7,856             7,318            6,163            4,633
Extraordinary Item - Early
  Extinguishment of Debt                                    -                -              (319)               -                -
                                             --------------------------------------------------------------------------------------
Income  before Minority Interest                        8,186            7,856             6,999            6,163            4,633
Minority Interest                                       1,088            1,050               912              943              899
                                             --------------------------------------------------------------------------------------
Net Income                                           $  7,098         $  6,806          $  6,087         $  5,220         $  3,734
                                             ======================================================================================

Funds from Operations (3)                            $ 12,257         $ 12,093          $ 11,055         $  9,581         $  7,076
                                             ======================================================================================
Number of Properties                                       45               42                39               34               32
                                             ======================================================================================
Number of Square Feet                                   3,526            3,468             3,411            3,103            3,068
                                             ======================================================================================
Per Share Data
----------------------------------
Net income (4)                                       $   1.61         $   1.56          $   1.40         $   1.41         $   1.41
                                             ======================================================================================
Cash dividends                                       $   1.84         $   1.84          $   1.84         $   1.82         $   1.80
                                             ======================================================================================
Weighted average of common
  shares outstanding                                    4,396            4,365             4,346            3,695            2,649
                                             ======================================================================================

Balance Sheet Data
Real Estate
  (before accumulated depreciation)                 $ 191,048        $ 179,858         $ 166,921        $ 142,748        $ 132,474
Total Assets                                        $ 166,052        $ 158,196         $ 149,648        $ 130,492        $ 121,382
Total debt, including accrued interest              $ 104,407        $  95,762         $  85,650        $  65,419        $  88,252

---------------------------

     (1) Property expense includes real estate taxes, property maintenance, insurance, utilities and land lease expense.
     (2) Other income (expense) is composed of development fee income, gain on land sales, and equity in net income (loss) of unconsolidated entities.
     (3)  See "Funds From Operations" discussed under Item 7
     (4) Net income per share has been computed by dividing the net income by the weighted average number of shares of Common Stock outstanding. The per share amounts shown are presented in accordance with SFAS No. 128 "Earnings per Share". The Company's basic and diluted earnings per share are the same

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was established to continue to operate and expand the retail property business of its predecessors. The Company commenced its operations in April 1994. The assets of the Company are held by, and all operations are conducted through, Agree Limited Partnership (the "Operating Partnership"), of which the Company is the sole general partner and held an 86.71% interest as of December 31, 2000. The Company is operating so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

     The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included elsewhere in this Form 10-K.

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

     Minimum rental income increased $1,645,000, or 9%, to $20,864,000 in 2000, compared to $19,219,000 in 1999. The increase was the result of the development of three Properties in 1999 and three Properties in 2000.

         Percentage rental income increased $84,000, or 39%, to $301,000 in 2000, compared to $217,000 in 1999. The increase was the result of increased tenant sales.

     Operating cost reimbursement, which represents additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of property operating expenses, increased $70,000, or 3%, to $2,522,000 in 2000, compared to $2,452,000 in 1999. Operating cost reimbursement increased due to the increase in real estate taxes and property operating expenses from 1999 to 2000, as explained below.

     Management fees and other income remained relatively constant at $43,000 in 2000 compared to $42,000 in 1999.

     Real estate taxes increased $26,000, or 2%, to $1,727,000 in 2000 compared to $1,701,000 in 1999. The increase is the result of general assessment increases on the Properties.

     Property operating expenses (shopping center maintenance, insurance and utilities) increased $95,000, or 7%, to $1,364,000 in 2000, compared $1,269,000 in 1999. The increase consisted of increased snow removal costs due to heavy snow falls in Northern Michigan and Wisconsin of $169,000; a decrease in shopping center maintenance costs of $90,000; an increase in utility costs of $14,000; and a increase in insurance costs of $2,000 in 2000 versus 1999.

     Land lease payments increased $143,000, or 26%, to $685,000 in 2000 compared to $542,000 in 1999 as a result of the Company leasing land for its Petoskey, Michigan development completed in 2000.

     General and administrative expenses increased $132,000, or 9%, to $1,557,000 in 2000 compared to $1,425,000 in 1999. The increase was primarily the result of an increase in compensation-related expenses related to the addition of an employee and wage increases. General and administrative expenses as a percentage of total rental income increased from 7.3% for 1999 to 7.4% for 2000.

     Depreciation and amortization increased $254,000, or 7%, to $3,690,000 in 2000 compared to $3,436,000 in 1999. The increase was the result of the development of six new Properties in 1999 and 2000.

     Interest expense increased $1,274,000, or 22%, to $7,045,000 in 2000, from $5,771,000 in 1999. The increase in interest expense was the result of the Company's additional borrowing to finance its development of properties and increased rates on variable rate notes payable.

     The Company received development fee income of $41,000 in 1999; there was no development fee income in 2000.

     Equity in net income of unconsolidated entities increased $494,000 to $522,000 in 2000 compared to $28,000 in 1999 as a result of depreciation expense no longer being allocated to the Company pursuant to the agreements relating to the Joint Ventures in which the Company holds interests ranging from 8% to 20%.

     The Company's income before minority interest increased $329,000, or 4%, to $8,186,000 in 2000, from $7,857,000 in 1999 as a result of the foregoing factors.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

     Minimum rental income increased $1,802,000, or 10%, to $19,219,000 in 1999, compared to $17,417,000 in 1998. The increase was the result of the development and acquisition of four Properties in 1998 and three Properties in 1999.

         Percentage rental income increased $128,000, or 145%, to $217,000 in 1999, compared to $89,000 in 1998. The increase was the result of increased tenant sales.

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

     Equity in net income (loss) of unconsolidated entities increased $36,000 to $28,000 in 1999 versus ($8,000) in 1998 as a result of decreased depreciation expense in 1999 pursuant to the agreements relating to the Joint Ventures in which the Company holds interests ranging from 8% to 20%.

         The Company recognized an extraordinary item of $319,000 in 1998 relating to the prepayment of a mortgage on a property located in Winter Garden, Florida. There were no extraordinary items in 1999.

     The Company's income before minority interest increased $858,000, or 12%, to $7,857,000 in 1999, from $6,999,000 in 1998 as a result of the foregoing factors.


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

     The following table illustrates the calculation of FFO for the years-ended December 31, 2000, 1999 and 1998:

                                               Year ended December 31,
                                               -----------------------

                                        2000           1999            1998
                                     ------------------------------------------
Income before extraordinary
  item and minority interest         $ 8,185,808   $  7,856,901    $  7,318,160
Depreciation of real estate assets     3,589,757      3,349,739       3,003,211
Amortization of leasing costs             73,723         67,090          52,542
Amortization of stock awards             236,126        193,972         156,106
Depreciation of real estate assets
  held in unconsolidated entities        171,980        666,579         700,880
Development fee income                      --          (40,873)       (176,193)
                                     ------------------------------------------

Funds from Operations                $12,257,394   $ 12,093,408    $ 11,054,706
                                     ------------------------------------------

Weighted average shares and
  OP Units outstanding                 5,069,353      5,038,414       4,997,435
                                     ------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal demands for liquidity are distributions to its stockholders, debt repayment, development of new properties and future property acquisitions.

     During the quarter ended December 31, 2000, the Company declared a quarterly dividend of $.46 per share. The dividend was paid on January 4, 2001 to holders of record on December 22, 2000.

     As of December 31, 2000, the Company had total mortgage indebtedness of $52,119,770 with a weighted average interest rate of 6.95%. Future scheduled annual maturities of mortgages payable for the years ending December 31 are as follows: 2001 - $1,389,919; 2002 - $1,509,245; 2003 - $1,616,568; 2004 -
$1,731,562; 2005 - $2,354,668. The mortgage debt is all fixed rate debt.

     In addition, the Operating Partnership has in place a $50 million line of credit facility (the "Credit Facility") which is guaranteed by the Company. The loan matures in August 2003 and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the lender's prime rate, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Properties which are not otherwise encumbered and properties to be acquired or developed. As of December 31, 2000, $33,158,232 was outstanding under the Credit Facility.

     The Company also has in place a $5 million line of credit (the "Line of Credit"), which matures on February 19, 2002, and which the Company expects to renew for an additional 12-month period. The Line of Credit bears interest at the lender's prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. The purpose of the Line of Credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of December 31, 2000, $2,200,000 was outstanding under the Line of Credit.

     The Company's wholly-owned subsidiaries have obtained construction financing of approximately $16,100,000 to fund the development of four retail properties. The notes require quarterly interest payments, based on a weighted average interest rate based on LIBOR, computed by the lender. The notes mature on October 16, 2002 and are secured by the underlying land and buildings. As of December 31, 2000, $14,896,962 was outstanding under these notes.

     The Company has received funding from an unaffiliated third party for the construction of certain of its Properties. Advances under this arrangement bear no interest. The advances are secured by the specific land and buildings being developed. As of December 31, 2000, $1,717,040 was outstanding under this arrangement.

     The Company has two development projects under construction that will add an additional 29,610 square feet of retail space to the Company's portfolio. The projects are expected to be completed during the first and second quarter of 2001. Additional Company funding required for these projects is estimated to be $2,050,000 and will come from the Credit Facility.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The FASB issued SFAS No 137 in June 1999 to delay the effective date of SFAS 133 to the first quarter of the fiscal year beginning after June 15, 2000 (January 1, 2001 for the Company). The adoption of SFAS 133, as amended by SFAS 137, will not have any effect on the Company's results of operations or its financial position.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent roll over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's' future financing requirements.

         Mortgages payable - As of December 31, 2000 the Company had four mortgages outstanding. The first mortgage in the amount of $32,462,433 bears interest at 7.00%. The mortgage matures on November 15, 2005. The second mortgage in the amount of $7,320,686 bears interest at 7.00%. The mortgage matures on April 1, 2013 and is subject to a rate review after the 7th year (April 1, 2006). The third mortgage in the amount of $11,836,651 bears interest at 6.63%. The mortgage matures on February 5, 2017. The fourth mortgage in the amount of $500,000 bears interest at 10%. The mortgage matures on October 5, 2005.

         Construction loans - As of December 31, 2000 the Company had Construction loans outstanding of $14,896,962. Under the terms of the construction loans the Company bears no interest rate risk.

         Notes payable - As of December 31, 2000 the Company had $35,358,232 outstanding on its Secured and Unsecured Lines-of-Credit all of which had a variable interest rate, based on LIBOR.

         The Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure.

         A 10% adverse change in interest rates on the portion of the Company's debt bearing interest at variable rates would result in an increase in interest expense of approximately $280,000.


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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 7, 2001.


ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 7, 2001.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 7, 2001.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 7, 2001.

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

10.17 Third amendment to amended and restated $5 million business Loan agreement dated December 19, 1999 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to exhibit 10.17 to the 1999 Form 10-K)

10.18 Assumption Agreement, Mortgage Modification and Amended and Restated Mortgage and Security Agreement, dated as of March 31, 1999 by Agree Limited Partnership to and in favor of Nationwide Life Insurance Company (incorporated by reference to exhibit 10.1 to the June 1999 Form 10-Q)

10.19 Project Loan Agreement dated as of April 30, 1999 between Wilmington Trust Company not in its individual capacity, but solely as Owner Trustee and Agree - Columbia Crossing Project L.L.C. (incorporated by reference to exhibit 10.2 to the June 1999 Form 10-Q)

10.20 Project Loan Agreement dated as of June 11, 1999 between Wilmington Trust Company not in its individual capacity, but solely as Owner Trustee and Agree - Milestone Center Project L.L.C. (incorporated by reference to exhibit 10.3 to the June 1999 Form 10-Q)

10.21 Trust Mortgage dated as of June 27, 1999 from Agree Facility No. 1, L.L.C. as Grantor to Manufacturers and Traders Trust Company (incorporated by reference to exhibit 10.4 to the June 1999 Form 10-Q)

10.22     +       Employment Agreement, dated January 10, 2000, by and between the Company, and David J. Prueter (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000

10.23 Third amendment to $50 million line-of-credit agreement dated August 7, 2000 among Agree Realty Corporation and Michigan National Bank, as agent (incorporated by reference To exhibit
                  10.1 to the Company's Quarterly report on Form 10-Q for the period ended September 30, 2000

10.24     *       Fourth amendment to amended and restated $5 million business
                  Loan agreement dated February 19, 2001 between Agree Limited
                  Partnership and Michigan National Bank

21.1      *       Subsidiaries of Agree Realty Corporation

23        *       Consent of BDO Seidman, LLP


-------------------------------------------------------------------------------


         *        Filed herewith

         +        Management contract or compensatory plan or arrangement

      (b) Reports on Form 8-K

                  No reports on form 8-K were filed by the Company during the quarter ending December 31, 2000

                                   SIGNATURES


     PURSUANT to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    AGREE REALTY CORPORATION


                                    By:    /s/ Richard Agree
                                       -----------------------------------
                                    Name:  Richard Agree
                                           President and Chairman of the
                                                Board of Directors
                                    Date:  March 23, 2001

     PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of March 2001.


By:           /s/Richard Agree             By:   /s/ Farris G. Kalil
           --------------------------           ---------------------
           Richard Agree                        Farris G. Kalil
           President and Chairman of the        Director
              Board of Directors
           (Principal Executive Officer)

                                           By:   /s/ Michael Rotchford
                                                ---------------------
                                                Michael Rotchford
                                                Director

By:          /s/Kenneth R. Howe
           -------------------------
           Kenneth R. Howe
           Vice President, Finance         By:   /s/ Ellis G. Wachs
            and Secretary                       -----------------------
           (Principal Financial and               Ellis G. Wachs
           Accounting Officer)                    Director


                                           By:   /s/ Gene Silverman
                                                -------------------
                                                Gene Silverman
                                                Director

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                                                        AGREE REALTY CORPORATION

                                                                           INDEX





                                                                                         Page
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         F-2


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


               NOTES TO FINANCIAL STATEMENTS                                              F-9


               SCHEDULE III - Real Estate and Accumulated Depreciation                    F-22

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Owners of
Agree Realty Corporation
Farmington Hills, Michigan

We have audited the accompanying consolidated balance sheets of Agree Realty Corporation (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. We have also audited the schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agree Realty Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.





                                                                BDO SEIDMAN, LLP

Troy, Michigan
February 8, 2001

                                                        AGREE REALTY CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS






December 31,                                                                2000            1999
-------------------------------------------------------------------------------------------------
ASSETS

REAL ESTATE INVESTMENTS (Notes 3, 4 and 5)
  Land                                                            $   45,028,679  $   40,270,367
  Buildings                                                          143,474,205     135,709,128
  Property under development                                           2,545,018       3,878,611
-------------------------------------------------------------------------------------------------

                                                                     191,047,902     179,858,106
  Less accumulated depreciation                                      (29,907,682)    (26,342,296)
-------------------------------------------------------------------------------------------------

NET REAL ESTATE INVESTMENTS                                          161,140,220     153,515,810

CASH AND CASH EQUIVALENTS                                              1,119,072       1,064,241

ACCOUNTS RECEIVABLE - TENANTS                                            741,565         565,133

INVESTMENTS IN AND ADVANCES TO
  UNCONSOLIDATED ENTITIES                                                266,449         449,676

UNAMORTIZED DEFERRED EXPENSES
  Financing costs                                                      1,476,100       1,587,397
  Leasing costs                                                          310,424         282,629

OTHER ASSETS                                                             998,260         730,651
-------------------------------------------------------------------------------------------------

                                                                  $  166,052,090  $  158,195,537
=================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS





December 31,                                                                2000            1999
-------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

MORTGAGES PAYABLE (Note 3)                                        $   52,119,770  $   52,936,571

CONSTRUCTION LOANS (Note 4)                                           16,614,002      15,322,071

NOTES PAYABLE (Note 5)                                                35,358,232      27,158,232

DIVIDENDS AND DISTRIBUTIONS PAYABLE (Note 6)                           2,331,379       2,317,670

ACCRUED INTEREST PAYABLE                                                 314,607         344,875

ACCOUNTS PAYABLE
  Capital expenditures                                                 1,110,673       1,315,597
  Operating                                                            1,017,493         855,886

TENANT DEPOSITS                                                           51,240          52,073
-------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                    108,917,396     100,302,975
-------------------------------------------------------------------------------------------------

MINORITY INTEREST (Note 7)                                             5,707,608       5,859,012
-------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (Note 6)
  Common stock, $.0001 par value; 20,000,000
    shares authorized; 4,394,669 and 4,364,867
    shares issued and outstanding                                            440             436
  Additional paid-in capital                                          63,632,433      63,217,235
  Deficit                                                            (11,663,446)    (10,673,302)
-------------------------------------------------------------------------------------------------

                                                                      51,969,427      52,544,369
Less: unearned compensation - restricted stock (Note 11)                (542,341)       (510,819)
-------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                            51,427,086      52,033,550
-------------------------------------------------------------------------------------------------

                                                                  $  166,052,090  $  158,195,537
=================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                               CONSOLIDATED STATEMENTS OF INCOME




Year Ended December 31,                                         2000             1999            1998
------------------------------------------------------------------------------------------------------
REVENUES
  Minimum rents                                          $20,864,329     $ 19,219,219     $17,416,990
  Percentage rents                                           301,474          217,475          88,835
  Operating cost reimbursement                             2,521,947        2,452,208       2,091,633
  Management fees and other (Note 8)                          42,695           41,838          76,094
------------------------------------------------------------------------------------------------------

TOTAL REVENUES                                            23,730,445       21,930,740      19,673,552
------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Real estate taxes                                        1,726,751        1,700,850       1,556,172
  Property operating expenses                              1,363,663        1,268,559         947,619
  Land lease payments                                        685,043          541,993         545,194
  General and administrative                               1,556,817        1,424,602       1,170,122
  Depreciation and amortization                            3,689,526        3,435,711       3,073,469
------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                   9,021,800        8,371,715       7,292,576
------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                    14,708,645       13,559,025      12,380,976
------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Interest expense                                        (7,045,176)      (5,770,736)     (5,231,088)
  Equity in net income (loss) of unconsolidated entities     522,339           27,739          (7,921)
  Development fee income                                           -           40,873         176,193
------------------------------------------------------------------------------------------------------

TOTAL OTHER EXPENSE                                       (6,522,837)      (5,702,124)     (5,062,816)
------------------------------------------------------------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM AND MINORITY INTEREST     8,185,808        7,856,901       7,318,160

EXTRAORDINARY ITEM - LOSS ON EXTINGUISHMENT
  OF DEBT (Note 9)                                                 -                -         319,422
------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST                            8,185,808        7,856,901       6,998,738

MINORITY INTEREST                                          1,087,921        1,050,496         911,962
------------------------------------------------------------------------------------------------------
NET INCOME                                               $ 7,097,887     $  6,806,405     $ 6,086,776
======================================================================================================

EARNINGS PER SHARE (Note 2)
  Income before extraordinary item                       $      1.61     $       1.56     $      1.46
  Extraordinary item                                               -               -             (.06)
------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE                                       $      1.61     $       1.56     $      1.40
======================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY






                                        Common Stock          Additional                          Unearned
                                  -------------------------      Paid-In                     Compensation -
                                       Shares      Amount        Capital         Deficit   Restricted Stock
----------------------------------------------------------------------------------------------------------
BALANCE, January 1, 1998            4,328,980        $433    $62,503,487    $ (7,537,911)     $  (305,597)

Issuance of shares under the
Stock                                                   2
  Incentive Plan                       19,033                    405,828               -         (227,850)
Vesting of restricted stock                 -           -              -               -          156,106
Shares redeemed under the Stock
  Incentive Plan                       (1,700)          -        (35,328)              -                -
Dividends declared, $1.84 per share         -           -              -      (7,997,216)               -
Net income                                  -           -              -       6,086,776                -
----------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1998          4,346,313         435     62,873,987      (9,448,351)        (377,341)

Issuance of shares under the Stock
  Incentive Plan                       18,554           1        343,248               -         (327,450)
Vesting of restricted stock                 -           -              -               -          193,972
Dividends declared,  $1.84  per share       -           -              -      (8,031,356)               -
Net income                                  -           -              -       6,806,405                -
----------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1999          4,364,867         436     63,217,235     (10,673,302)        (510,819)

Issuance of shares under the Stock
  Incentive Plan                       33,802           4        471,198               -         (267,648)
Shares redeemed under the Stock
  Incentive Plan                       (4,000)          -        (56,000)              -                -
Vesting of restricted stock                 -           -              -               -          236,126
Dividend declared, $1.84 per share          -           -              -      (8,088,031)               -
Net income                                  -           -              -       7,097,887                -
----------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2000          4,394,669        $440    $63,632,433    $(11,663,446)     $  (542,341)
==========================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS



Year Ended December 31,                                         2000           1999            1998
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $   7,097,887   $  6,806,405     $ 6,086,776
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Depreciation                                         3,602,678      3,350,133       2,993,886
      Amortization                                           453,094        448,767         511,407
      Stock-based compensation                               236,126        193,972         156,106
      Write-off of deferred finance costs                          -              -         226,162
      Equity in net (income) loss of
        unconsolidated entities                             (522,339)       (27,739)          7,921
      Minority interests                                   1,087,921      1,050,496         911,962
      Decrease (increase) in accounts receivable            (176,432)        79,919        (171,134)
      Decrease (increase) in other assets                   (306,780)        (6,955)        249,298
      Increase (decrease) in accounts payable                161,607        134,401         118,623
      Increase (decrease) in accrued interest                (30,268)        26,513          69,620
      Increase (decrease) in tenant deposits                    (833)         3,467          (3,467)
-----------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                 11,602,661     12,059,379      11,157,160
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of real estate investments (including
    capitalized interest of $394,400 in 2000,
    $452,000 in 1999 and $470,671 in 1998)               (10,079,123)   (11,621,507)    (13,688,468)
  Distributions from unconsolidated entities                 694,320        702,226         655,665
-----------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                     (9,384,803)   (10,919,281)    (13,032,803)
-----------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS



Year Ended December 31,                                        2000            1999            1998
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends and limited partners' distributions paid    $(9,313,647)   $ (9,262,149)    $(9,179,457)
  Line-of-credit net borrowings (payments)                8,200,000      (8,000,000)     26,517,216
  Payments of mortgages payable                          (1,316,801)       (752,858)    (15,830,943)
  Proceeds from construction loans                        1,291,931       6,447,745       3,299,235
  Payments of payables for capital expenditures          (1,112,043)     (1,428,718)     (1,338,399)
  Mortgage proceeds                                         500,000      12,390,135               -
  Payments for financing costs                             (254,949)       (417,146)        (58,000)
  Payments of leasing costs                                (101,518)        (47,025)        (83,131)
  Redemption of restricted stock                            (56,000)              -         (35,328)
  Payment of related party payables                               -               -      (1,757,359)
  Payment of note payable                                         -               -        (450,000)
-----------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (2,163,027)     (1,070,016)      1,083,834
-----------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                       54,831          70,082        (791,809)

CASH AND CASH EQUIVALENTS, beginning of year              1,064,241         994,159       1,785,968
-----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                  $ 1,119,072    $  1,064,241     $   994,159
=====================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest (net of amounts
capitalized)                                            $ 6,718,068    $  5,395,192     $ 4,790,000
=====================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
  Dividends and limited partners' distributions
    declared and unpaid                                 $ 2,331,379    $  2,317,670     $ 2,309,136
  Real estate investments financed with accounts
    payable                                             $ 1,110,673    $  1,315,597     $ 1,444,517
  Shares issued under Stock Incentive Plan              $   471,202    $    343,249     $   405,830
  Operating partnership units issued for purchase
    of real estate                                      $         -    $          -     $   691,119
=====================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1.   THE COMPANY                 Agree Realty Corporation (the "Company") is a
                                 self-administered, self-managed real estate investment trust which develops, acquires, owns and operates properties which are primarily leased to national and regional retail companies under net leases. At December 31, 2000, the Company's properties are comprised of fourteen shopping centers and twenty-four single tenant retail facilities located in thirteen states. In addition, the Company owns joint venture interests ranging from 8% to 20% in seven free-standing retail properties.
                                 During the year ended December 31, 2000, approximately 95% of the Company's base rental revenues were received from national and regional tenants under long-term leases, including approximately 25% from Kmart
                                 Corporation, 24% from Borders, Inc. and 14% from Walgreen Co.

2.   SUMMARY OF SIGNIFICANT      PRINCIPLES OF CONSOLIDATION
     ACCOUNTING POLICIES
                                 The consolidated financial statements of Agree
                                 Realty Corporation include the accounts of the Company, its majority-owned partnership, Agree
                                 Limited Partnership (the "Operating
                                 Partnership"), and its wholly-owned
                                 subsidiaries. The Company controlled, as the sole general partner, 86.71% and 86.63% of the Operating Partnership as of December 31, 2000 and 1999, respectively. All material intercompany accounts and transactions are eliminated.

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

                                 VALUATION OF LONG-LIVED ASSETS

                                 Long-lived assets such as real estate
                                 investments are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required through December 31, 2000.

                                 REAL ESTATE INVESTMENTS

                                 Real estate assets are stated at cost less accumulated depreciation. All costs related to planning, development and construction of buildings prior to the date they become operational, including interest and real estate taxes during the construction period, are capitalized for financial reporting purposes and recorded as "Property under development" until construction has been completed. As of December 31, 2000, the cost to complete the properties under development is approximately $2,100,000.

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

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                 MINORITY INTEREST

                                 This amount represents the limited partners' interest ("OP Units") of 13.29% and 13.37% (convertible into 673,547 shares) in the Operating Partnership as of December 31, 2000 and 1999, respectively.

                                 REVENUE RECOGNITION

                                 Minimum rental income attributable to leases is recorded when due from tenants. Certain leases provide for additional percentage rents based on tenants' sales volume. These percentage rents are recognized as received by the Company. In addition, leases for certain tenants contain rent escalations and/or free rent during the first several months of the lease term; however, such amounts are not material.

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

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                 The Company declared dividends of $1.84 per share during the years ended December 31, 2000, 1999, and 1998; the dividends have been reflected for federal income tax purposes as follows:


                                 December 31,                     2000        1999         1998
                                 ----------------------------------------------------------------
                                 Ordinary income               $  1.52    $   1.44     $   1.32
                                 Return of capital                 .32         .40          .52
                                 ----------------------------------------------------------------

                                 TOTAL                         $  1.84    $   1.84     $   1.84
                                 ================================================================

                                 The aggregate federal income tax basis of Real Estate Investments is approximately $18.2 million less than the financial statement basis.

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

                                 The following table sets forth the computation of basic and diluted earnings per share:


                                 December 31,                          2000       1999      1998
                                 ----------------------------------------------------------------
                                 NUMERATOR
                                   Net income                   $7,097,887  $6,806,405 $6,086,776
                                   Income allocated to minority
                                   interests                     1,087,921   1,050,496    911,962
                                 ----------------------------------------------------------------

                                 NUMERATOR FOR BASIC AND DILUTED
                                 EARNINGS PER SHARE - INCOME
                                 AVAILABLE TO SHAREHOLDERS
                                 AFTER ASSUMED CONVERSIONS      $8,185,808  $7,856,901 $6,998,738
                                 ================================================================

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






                                 December 31,                        2000       1999     1998
                                 ----------------------------------------------------------------
                                 DENOMINATOR
                                   Weighted average shares
                                   outstanding                    4,395,806 4,364,867  4,346,313
                                   Weighted average OP Units
                                   outstanding,
                                        Assuming conversion         673,547   673,547    651,122
                                 ----------------------------------------------------------------

                                 DENOMINATOR FOR BASIC EARNINGS
                                 PER SHARE - ADJUSTED WEIGHTED
                                 AVERAGE   SHARES  AND  ASSUMED
                                 CONVERSIONS                      5,069,353  5,038,414 4,997,435

                                 EMPLOYEE STOCK OPTIONS                   -          -       685
                                 ----------------------------------------------------------------

                                 DENOMINATOR FOR DILUTED
                                   EARNINGS PER SHARE             5,069,353  5,038,414 4,998,120
                                 ================================================================

                                 RECLASSIFICATIONS

                                 Certain amounts in prior years' financial statements have been reclassified to conform with current year's presentation.

                                 RECENT ACCOUNTING PRONOUNCEMENTS

                                 In June 1998, the Financial Accounting
                                 Standards Board ("FASB") issued Statement of
                                 Financial Accounting Standards No. 133,
                                 Accounting for Derivative Instruments and
                                 Hedging Activities ("SFAS 133"). The FASB issued SFAS No. 137 in June 1999 to delay the effective date of SFAS 133 to the first quarter of the fiscal year beginning after June 15, 2000 (January 1, 2001 for the Company). The adoption of SFAS 133, as amended by SFAS 137, will not have any effect on the Company's results of operations or its financial position.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





3.   MORTGAGES PAYABLE           Mortgages payable consisted of the following:



                                 December 31,                               2000            1999
                                 -------------------------------------------------------------------
                                 Note payable in monthly
                                   installments of $249,750
                                   including interest at 7.0%
                                   per annum, with the
                                   remaining balance due
                                   November 2005; collateralized
                                   by related real estate and tenants'
                                   leases                               $  32,462,433  $  33,160,787

                                 Note payable in monthly
                                   installments of $99,598
                                   including interest at 6.63%
                                   per annum, with the
                                   remaining balance due                   11,836,651     12,232,692
                                   February 2017;
                                   collateralized by related
                                   real estate and tenants'
                                   leases

                                 Note payable in monthly
                                   installments of $61,948
                                   including interest at 7.0%
                                   per annum (with rate to be
                                   modified to prevailing
                                   interest rate in December
                                   2005), collateralized by
                                   related real estate and
                                   tenants' leases, final
                                   balloon installment                      7,320,686      7,543,092
                                   scheduled to be due April
                                   2013

                                 Note payable in monthly
                                   interest only installments
                                   of $4,168 including interest
                                   at 10.0% per annum,
                                   collateralized by related
                                   real estate, final balloon
                                   payment due on October 5,                  500,000              -
                                   2005
                                 -------------------------------------------------------------------

                                 TOTAL                                  $  52,119,770  $  52,936,571
                                 ===================================================================

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                 Future scheduled annual maturities of mortgages payable for years ending December 31 are as follows: 2001 - $1,389,919; 2002 - $1,509,245;
                                 2003 - $1,616,568; 2004 - $1,731,528; 2005 -
                                 $2,354,668 and $43,517,842 thereafter.

4.   CONSTRUCTION LOANS          The Company's wholly-owned subsidiaries have
                                 obtained construction financing totalling approximately $16,100,000, which is available to fund the development of four retail properties. Quarterly interest payments are made based on LIBOR. The notes mature on October 16, 2002 and are secured by the related land and buildings. The Company owed
                                 $14,896,962 and $13,591,581 for these loans at
                                 December 31, 2000 and 1999, respectively.

                                 The Company has also received funding from an unaffiliated third party for certain of its single tenant retail properties. Borrowings under this arrangement bear no interest. The advances are secured by the specific land and buildings being developed. The Company owed $1,717,040 and $1,730,490 for these advances as of December 31, 2000 and 1999, respectively.

5.   NOTES PAYABLE               The Operating Partnership has in place a $50
                                 million line-of-credit agreement which is guaranteed by the Company. The agreement expires in August 2003 and can be extended, solely at the option of the Operating
                                 Partnership, for an additional three years.
                                 Advances under the Credit Facility bear
                                 interest within a range of one-month to
                                 six-month LIBOR plus 150 basis points to 213 basis points or the bank's prime rate, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company's Properties which are not otherwise encumbered and properties to be acquired or developed. At December 31, 2000 and 1999,
                                 $33,158,232 and $27,158,232, respectively, was
                                 outstanding under this facility.

                                 In addition, the Company maintains a $5,000,000 line-of-credit agreement with a bank. Monthly interest payments are required, either at the bank's prime rate less 50 basis points, or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. At December 31, 2000 and 1999, $2,200,000 and $-0-
                                 respectively, was outstanding under this agreement.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





6.   DIVIDENDS AND               On December 4, 2000, the Company declared a
     DISTRIBUTIONS PAYABLE       dividend of $.46 per share for the quarter
                                 ended December 31, 2000; approximately 18% percent of the dividend represented a return of capital. The holders of OP Units were entitled to an equal distribution per OP Unit held as of December 31, 2000. The dividends and distributions payable are recorded as liabilities in the Company's balance sheet at December 31, 2000. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners' minority interest. These amounts were paid on January 4, 2001.

7.   MINORITY INTEREST           The following summarizes the changes in
                                 minority interest since January 1, 1998:

                                 MINORITY INTEREST AT JANUARY 1, 1998              $   5,651,347
                                 Acquisition of Mt. Pleasant Shopping Center
                                   (see Note 8)                                          691,119
                                 Minority interests' share of income for the
                                   year                                                  911,962
                                 Distributions for the year                           (1,206,585)
                                 ----------------------------------------------------------------

                                 MINORITY INTEREST AT DECEMBER 31, 1998                6,047,843
                                 Minority interests' share of income for the
                                   year                                                1,050,496
                                 Distributions for the year                           (1,239,327)
                                 ----------------------------------------------------------------

                                 MINORITY INTEREST AT DECEMBER 31, 1999                5,859,012
                                 Minority interests' share of income for the
                                 year                                                  1,087,921
                                 Distributions for the year                           (1,239,325)
                                 ----------------------------------------------------------------

                                 MINORITY INTEREST AT DECEMBER 31, 2000            $   5,707,608
                                 ================================================================

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





8.   RELATED PARTY               In August 1998 the Operating Partnership
     TRANSACTIONS                purchased the Mt. Pleasant Shopping Center. An
                                 independent appraisal determined the purchase price of $9,076,000. Payment consisted of $8,385,000 in debt assumption, with the balance paid through the issuance of 35,588 OP Units.
                                 The sellers are members of the Agree
                                 organization and are existing limited partners in the Operating Partnership.

                                 The Company currently manages certain
                                 additional properties which are owned by certain officers and directors of the Company, but are not included in the consolidated financial statements. Income related to these activities is reflected as "Management fees and other" in the accompanying consolidated statements of income.

9.   EXTRAORDINARY ITEM          During the fourth quarter of 1998, the Company
                                 recognized an extraordinary loss related to loan prepayment penalties and the write-off of deferred financing costs for debt that was repaid prior to its scheduled due date.

10.  STOCK INCENTIVE PLAN        The Company has established a stock incentive
                                 plan (the "Plan") under which options were granted in April 1994. The options, which have an exercise price equal to the initial public offering price ($19.50/share), can be exercised in increments of 25% on each anniversary of the date of the grant. The total of 23,275 options were exercisable at December 31, 2000 and 1999.
                                 No options were exercised during either 2000 or 1999.

                                 The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." However, since no compensation cost would have been recognized pursuant to SFAS No. 123 under the Plan in either 2000 or 1999, there is no effect on the Company's net income for these years.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





11.  UNEARNED COMPENSATION       As part of the Company's stock incentive plan,
     -RESTRICTED STOCK           restricted common shares are granted to certain
                                 employees. The restricted shares vest in increments of 20% per year for five years. Plan participants are entitled to receive the quarterly dividends on their respective restricted shares. The following table summarizes the restricted shares for the years ended December 31, 2000, 1999 and 1998:

                                                                       2000      1999      1998
                                 ----------------------------------------------------------------
                                 Restricted shares outstanding
                                 January 1                           85,332    66,778    49,445
                                 Restricted shares granted
                                   during the year                   33,802    18,554    19,033
                                 Restricted shares redeemed
                                   during the year                   (4,000)        -    (1,700)
                                 ----------------------------------------------------------------

                                 Restricted shares outstanding
                                   December 31                      115,134    85,332    66,778
                                 ================================================================
                                 COMPENSATION EXPENSE RECORDED
                                   RELATED TO RESTRICTED COMMON
                                   SHARES                          $236,126  $193,972  $156,106
                                 ================================================================

12.  PROFIT-SHARING PLAN         The Company has a discretionary profit-sharing
                                 plan whereby it contributes to the plan such amounts as the Board of Directors of the Company determines. The participants in the plan cannot make any contributions to the plan.
                                 Contributions to the plan are allocated to the employees based on their percentage of compensation to the total compensation of all employees for the plan year. Participants in the plan become fully vested after six years of service. No contributions were made to the plan in 2000, 1999 or 1998.

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

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                 As of December 31, 2000, the future minimum revenues for the next five years from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows (in thousands):

                                 2001                                $    21,298
                                 2002                                     20,328
                                 2003                                     19,391
                                 2004                                     18,785
                                 2005                                     18,168
                                 Thereafter                              161,008
                                 ------------------------------------------------

                                 TOTAL                               $   258,978
                                 ================================================

                                 Of these future minimum rentals, approximately 26% of the total is attributable to Kmart Corporation, approximately 29% is attributable to Borders, Inc. and approximately 22% is attributable to Walgreen Company. Kmart's principal business is general merchandise retailing through a chain of discount department stores, Borders is a major operator of book superstores in the United States and Walgreen operates in the national chain drugstore industry.

14.   LEASE COMMITMENTS          The Company has entered into certain land lease
                                 agreements for four of its properties. As of December 31, 2000, future annual lease commitments under these agreements are as follows:

                                 Year Ended December 31,
                                 ================================================================
                                 2001                                              $     721,160
                                 2002                                                    723,149
                                 2003                                                    725,443
                                 2004                                                    725,443
                                 2005                                                    764,768
                                 Thereafter                                           13,582,273
                                 ----------------------------------------------------------------

                                 TOTAL                                             $  17,242,236
                                 ================================================================

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





15.  INTERIM RESULTS        The following summary represents the unaudited
     (UNAUDITED)            results of operations of the Company, expressed in
                            thousands except per share amounts, for the periods from January 1, 1999 through December 31, 2000:

                                                        Three Months Ended
                            ----------------------------------------------------------------------------
                            2000                           March 31, June 30, September 30, December 31,
                            ----------------------------------------------------------------------------

                            REVENUES                         $ 5,813   $5,804   $   5,998    $   6,115
                            ============================================================================
                            Income before minority interest  $ 1,868   $2,025   $   2,155    $   2,138
                            Minority interest                    248      269         287          284
                            ----------------------------------------------------------------------------

                            NET INCOME                       $ 1,620   $1,756   $   1,868    $   1,854
                            ============================================================================

                            EARNINGS PER SHARE               $   .37   $   .40  $     .43    $     .41
                            ============================================================================


                                                        Three Months Ended
                            ----------------------------------------------------------------------------
                            1999                           March 31, June 30, September 30, December 31,
                            ----------------------------------------------------------------------------

                            REVENUES                         $ 5,382   $5,374   $   5,490    $   5,685
                            ============================================================================
                            Income before minority interest  $ 1,832   $2,037   $   2,020    $   1,968
                            Minority interest                    245      272         270          263
                            ----------------------------------------------------------------------------

                            NET INCOME                       $ 1,587   $1,765   $   1,750    $   1,705
                            ============================================================================

                            EARNINGS PER SHARE               $   .36   $  .40   $     .40    $     .40
                            ============================================================================

                                                        AGREE REALTY CORPORATION

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 2000



       Column A                   Column B           Column C                  Column D
-----------------------         -----------    ---------------------------  ---------------




                                                      Initial Cost                  Costs
                                               ---------------------------    Capitalized
                                                             Buildings and  Subsequent to
Description                     Encumbrance        Land       Improvements    Acquisition
-------------------------------------------------------------------------------------------
COMPLETED RETAIL FACILITIES
  Borman Center, MI             $  993,617   $  550,000      $  562,404     $1,066,115
  Capital Plaza, KY              1,271,682        7,379       2,240,607        534,115
  Charlevoix Common, MI          3,846,798      305,000       5,152,992        106,718
  Chippewa Commons, WI           4,931,044    1,197,150       6,367,560        224,769
  Grayling Plaza, MI               904,637      200,000       1,778,657              -
  Iron Mountain Plaza, MI        3,740,895      677,820       7,014,996        491,900
  Ironwood Commons, MI           3,926,271      167,500       8,181,306        244,753
  Marshall Plaza Two, MI         3,291,691            -       4,662,230         88,481
  North Lakeland Plaza, FL       7,320,686    1,641,879       6,364,379        812,023
  Oscoda Plaza, MI                 938,004      183,295       1,872,854              -
  Perrysburg Plaza, OH                   -       21,835       2,291,651        354,703
  Petoskey Town Center, MI       5,388,764      875,000       8,895,289         52,323
  Plymouth Commons, WI           4,648,620      535,460       5,667,504        279,073
  Rapids Associates, MI          4,947,275      705,000       6,854,790         27,767
  Shawano Plaza, WI              5,408,241      190,000       9,133,934        101,471
  West Frankfort Plaza, IL         426,366        8,002         784,077        143,258
  Winter Garden Plaza, FL                -    1,631,448       8,459,024        322,435
  Omaha Store, NE                1,720,293    1,705,619       2,053,615          2,152
  Wichita Store, KS              1,256,852    1,039,195       1,690,644         24,666
  Santa Barbara Store, CA        2,558,194    2,355,423       3,240,557          2,650
  Monroeville, PA                3,922,564    6,332,158       2,249,724              -
  Norman, OK                     1,145,626      879,562       1,626,501              -
  Columbus, OH                   1,445,936      826,000       2,336,791              -
  Aventura, FL                   1,449,643            -       3,173,121              -
  Boyton Beach, FL               2,350,572    3,103,942       2,043,122              -
  Lawrence, KS                   3,181,670            -       3,000,000        155,407
  Waterford, MI                  2,850,265      971,009       1,562,869        135,390
  Chesterfield Township, MI      3,129,610    1,350,590       1,757,830        (46,164)




       Column A                                 Column E
-----------------------             --------------------------------


                                     Gross Amount at Which Carried
                                           at Close of Period
                                    --------------------------------
                                              Buildings and
Description                              Land  Improvements   TOTAL
-----------------------------------------------------------------------
COMPLETED RETAIL FACILITIES
  Borman Center, MI               $  550,000   $1,628,519  $ 2,178,519
  Capital Plaza, KY                    7,379    2,774,722    2,782,101
  Charlevoix Common, MI              305,000    5,259,710    5,564,710
  Chippewa Commons, WI             1,197,150    6,592,329    7,789,479
  Grayling Plaza, MI                 200,000    1,778,657    1,978,657
  Iron Mountain Plaza, MI            677,820    7,506,896    8,184,716
  Ironwood Commons, MI               167,500    8,426,059    8,593,559
  Marshall Plaza Two, MI                   -    4,750,711    4,750,711
  North Lakeland Plaza, FL         1,641,879    7,176,402    8,818,281
  Oscoda Plaza, MI                   183,295    1,872,854    2,056,149
  Perrysburg Plaza, OH               345,538    2,322,651    2,668,189
  Petoskey Town Center, MI           875,000    8,947,612    9,822,612
  Plymouth Commons, WI               535,460    5,946,577    6,482,037
  Rapids Associates, MI              705,000    6,882,557    7,587,557
  Shawano Plaza, WI                  190,000    9,235,405    9,425,405
  West Frankfort Plaza, IL             8,002      927,335      935,337
  Winter Garden Plaza, FL          1,631,448    8,781,459   10,412,907
  Omaha Store, NE                  1,705,619    2,055,767    3,761,386
  Wichita Store, KS                1,039,195    1,715,310    2,754,505
  Santa Barbara Store, CA          2,355,423    3,243,207    5,598,630
  Monroeville, PA                  6,332,158    2,249,724    8,581,882
  Norman, OK                         879,562    1,626,501    2,506,063
  Columbus, OH                       826,000    2,336,791    3,162,791
  Aventura, FL                             -    3,173,121    3,173,121
  Boyton Beach, FL                 3,103,942    2,043,122    5,147,064
  Lawrence, KS                             -    3,155,407    3,155,407
  Waterford, MI                      971,009    1,698,259    2,669,268
  Chesterfield Township, MI        1,350,590    1,711,666    3,062,256





       Column A                   Column F      Column G          Column H
-----------------------         -----------    ----------       ------------
                                                                        Life
                                                                    on Which
                                                                Depreciation
                                                                   in Latest
                                                                      Income
                                Accumulated      Date of           Statement
Description                     Depreciation   Construction      is Computed
----------------------------------------------------------------------------
COMPLETED RETAIL FACILITIES
  Borman Center, MI             $1,041,111          1977           40 Years
  Capital Plaza, KY              1,342,197          1978           40 Years
  Charlevoix Common, MI          1,320,817          1991           40 Years
  Chippewa Commons, WI           1,710,632          1990           40 Years
  Grayling Plaza, MI               757,625          1984           40 Years
  Iron Mountain Plaza, MI        1,724,984          1991           40 Years
  Ironwood Commons, MI           1,998,341          1991           40 Years
  Marshall Plaza Two, MI         1,147,781          1990           40 Years
  North Lakeland Plaza, FL       2,338,884          1987           40 Years
  Oscoda Plaza, MI                 791,734          1984           40 Years
  Perrysburg Plaza, OH             990,794          1983           40 Years
  Petoskey Town Center, MI       2,218,926          1990           40 Years
  Plymouth Commons, WI           1,485,072          1990           40 Years
  Rapids Associates, MI          1,755,392          1990           40 Years
  Shawano Plaza, WI              2,432,897          1990           40 Years
  West Frankfort Plaza, IL         372,384          1982           40 Years
  Winter Garden Plaza, FL        2,536,289          1988           40 Years
  Omaha Store, NE                  263,388          1995           40 Years
  Wichita Store, KS                219,698          1995           40 Years
  Santa Barbara Store, CA          415,527          1995           40 Years
  Monroeville, PA                  231,750          1996           40 Years
  Norman, OK                       172,623          1996           40 Years
  Columbus, OH                     287,227          1996           40 Years
  Aventura, FL                     373,503          1996           40 Years
  Boyton Beach, FL                 208,381          1996           40 Years
  Lawrence, KS                     246,091          1997           40 Years
  Waterford, MI                    126,338          1997           40 Years
  Chesterfield Township, MI        107,557          1998           40 Years

                                                        AGREE REALTY CORPORATION

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 2000


       Column A            Column B           Column C                    Column D
-----------------------  ------------- ---------------------------      ------------




                                            Initial Cost                        Costs
                                       ---------------------------        Capitalized
                                                     Buildings and      Subsequent to
Description              Encumbrance        Land     Improvements         Acquisition
-------------------------------------------------------------------------------------

  Grand Blanc, MI         2,989,938    1,104,285      1,998,919             13,968
  Pontiac, MI             2,866,838    1,144,190      1,808,955           (113,506)
  Mt. Pleasant Shopping
    Center, MI                    -      907,600      8,081,968            200,662
  Tulsa, OK               4,002,873    1,100,000      2,394,512                  -
  Columbia, MD            3,972,243    1,545,509      2,093,700            231,138
  Rochester, MI           2,113,291    2,438,740      2,188,050              1,949
  Ypsilanti, MI           1,964,989    2,050,000      2,222,097             31,401
  Germantown, MD          3,740,176    1,400,000      2,288,890                  -
  Petoskey, MI            1,064,060            -      2,332,473                  -
  Flint, MI               1,783,320    2,026,625      1,879,700                  -
-------------------------------------------------------------------------------------

SUB TOTAL               101,493,544   41,177,215    138,308,292          5,489,617
-------------------------------------------------------------------------------------

RETAIL FACILITIES
  UNDER DEVELOPMENT
    Waterford, MI           519,054      800,081        335,965                  -
    New Baltimore, MI       500,000    1,250,000        204,691                  -
    Flint, MI             1,579,406    1,477,680      1,971,003                  -
    Other                         -            -         33,358                  -
-------------------------------------------------------------------------------------

                          2,598,460    3,527,761      2,545,017                  -
-------------------------------------------------------------------------------------

TOTAL                  $104,092,004  $44,704,976   $140,853,309         $5,489,617
-------------------------------------------------------------------------------------



       Column A                             Column E                     Column F      Column G       Column H
-----------------------     ----------------------------------------   ------------   -----------  ------------
                                                                                                           Life
                                                                                                       on Which
                                 Gross Amount at Which Carried                                     Depreciation
                                      at Close of Period                                              in Latest
                            ----------------------------------------                                     Income
                                        Buildings and                  Accumulated      Date of       Statement
Description                       Land   Improvements          Total   Depreciation   Construction  is Computed
---------------------------------------------------------------------------------------------------------------
  Grand Blanc, MI            1,104,285      2,012,887      3,117,172        100,991           1998   40 Years
  Pontiac, MI                1,144,190      1,695,449      2,839,639         97,078           1998   40 Years
  Mt. Pleasant Shopping
    Center, MI                 907,600      8,282,630      9,190,230        642,956           1973   40 Years
  Tulsa, OK                  1,100,000      2,394,512      3,494,512        145,849           1998   40 Years
  Columbia, MD               1,545,509      2,324,838      3,870,347         72,047           1999   40 Years
  Rochester, MI              2,438,740      2,189,999      4,628,739         82,101           1999   40 Years
  Ypsilanti, MI              2,050,000      2,253,498      4,303,498         56,337           1999   40 Years
  Germantown, MD             1,400,000      2,288,890      3,688,890         51,431           2000   40 Years
  Petoskey, MI                    --        2,332,473      2,332,473         40,949           2000   40 Years
  Flint, MI                  2,026,625      1,879,700      3,906,325           --             2000   40 Years
---------------------------------------------------------------------------------------------------------------

SUB TOTAL                   41,500,918    143,474,206    184,975,124     29,907,682
---------------------------------------------------------------------------------------------------------------

RETAIL FACILITIES
  UNDER DEVELOPMENT
    Waterford, MI              800,081        335,965      1,136,046           --              N/A        N/A
    New Baltimore, MI        1,250,000        204,691      1,454,691           --              N/A        N/A
    Flint, MI                1,477,680      1,971,003      3,448,683           --              N/A        N/A
    Other                         --           33,358         33,358           --              N/A        N/A
---------------------------------------------------------------------------------------------------------------

                             3,527,761      2,545,017      6,072,778          --
---------------------------------------------------------------------------------------------------------------

TOTAL                      $45,028,679   $146,019,223   $191,047,902    $29,907,682
---------------------------------------------------------------------------------------------------------------

                                                        AGREE REALTY CORPORATION

                                                           NOTES TO SCHEDULE III
                                                               DECEMBER 31, 2000




1)   RECONCILIATION OF REAL ESTATE PROPERTIES


     The following table reconciles the Real Estate Properties from January 1, 1998 to December 31, 2000:



                                                     2000              1999             1998
---------------------------------------------------------------------------------------------
Balance at January 1                       $  179,858,106     $ 166,921,002   $  142,748,449
Construction and acquisition costs             11,189,796        12,937,104       24,172,553
---------------------------------------------------------------------------------------------

Balance at December 31                     $  191,047,902     $ 179,858,106   $  166,921,002
=============================================================================================

2)   RECONCILIATION OF ACCUMULATED DEPRECIATION

     The following table reconciles the accumulated depreciation from January 1, 1998 to December 31, 2000:


                                                     2000              1999             1998
---------------------------------------------------------------------------------------------
Balance at January 1                       $   26,342,296     $  23,022,291   $   20,043,235
Current year depreciation expense               3,565,386         3,320,005        2,979,056
---------------------------------------------------------------------------------------------

Balance at December 31                     $   29,907,682     $  26,342,296    $  23,022,291
=============================================================================================

3)   TAX BASIS OF BUILDINGS AND IMPROVEMENTS

     The aggregate cost of Building and Improvements for federal income tax purposes is approximately $1,249,000 less than the cost basis used for financial statement purposes.

                                 Exhibit Index
                                 -------------


Exhibit No.                   Description
-----------                   -----------

10.24                         Fourth Amendment to Amended and Restated Business
                              Loan Agreement

21.1                          Agree Realty Corporation Subsidiaries of the
                              Registrant as of December 31, 2000.

23                            Consent of Independent Certified Public
                              Accountants.