Form 10-Q
period 2001-03-31
AGREE REALTY CORP
filed 2001-05-02
CIK 917251

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


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


                          Yes                       No
                          [X]                      [ ]

4,416,869 Shares of Common Stock, $.0001 par value, were outstanding as of May 1, 2001

                                                        AGREE REALTY CORPORATION

                                                                       FORM 10-Q

                                                                           INDEX

PART I:           FINANCIAL INFORMATION                                                                                 PAGE
Item 1.           Interim Consolidated Financial Statements                                                                3

                  Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000                                 4-5

                  Consolidated Statements of Income for the three months ended                                             6
                    March 31, 2001 and 2000

                  Consolidated Statement of Stockholders' Equity for the three months ended                                7
                    March 31, 2001

                  Consolidated Statements of Cash Flows for the three months ended                                         8
                    March 31, 2001 and 2000

                  Notes to Consolidated Financial Statements                                                               9

Item 2.           Management's Discussion and Analysis of Financial Condition and                                      10-15
                    Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                              16

PART II:          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                       17

Item 2.           Changes in Securities                                                                                   17

Item 3.           Defaults Upon Senior Securities                                                                         17

Item 4.           Submission of Matters to a Vote of Security Holders                                                     17

Item 5            Other Information                                                                                       17

Item 6.           Exhibits and Reports on Form 8-K                                                                        17

SIGNATURES                                                                                                                18

                                                        AGREE REALTY CORPORATION

                                                   PART I: FINANCIAL INFORMATION





ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                        AGREE REALTY CORPORATION

                                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)





                                                                                     MARCH 31,         December 31,
                                                                                          2001                 2000
---------------------------------------------------------------------------------------------------------------------
ASSETS

REAL ESTATE INVESTMENTS
   Land                                                                       $     45,028,679     $     45,028,679
   Buildings                                                                       145,664,491          143,474,205
   Property under development                                                        1,000,628            2,545,018
---------------------------------------------------------------------------------------------------------------------

                                                                                   191,693,798          191,047,902
   Less accumulated depreciation                                                   (30,833,666)         (29,907,682)
---------------------------------------------------------------------------------------------------------------------

NET REAL ESTATE INVESTMENTS                                                        160,860,132          161,140,220

CASH AND CASH EQUIVALENTS                                                              169,613            1,119,072

ACCOUNTS RECEIVABLE - TENANTS                                                          444,200              741,565

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES                                 263,638              266,449

UNAMORTIZED DEFERRED EXPENSES
   Financing                                                                         1,382,100            1,476,100
   Leasing costs                                                                       302,030              310,424

OTHER ASSETS                                                                           951,073              998,260
---------------------------------------------------------------------------------------------------------------------

                                                                              $    164,372,786     $    166,052,090
=====================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                                        MARCH 31,       December 31,
                                                                                             2001               2000
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

MORTGAGE PAYABLE                                                                 $     51,776,192     $  52,119,770

CONSTRUCTION LOANS                                                                     16,600,552        16,614,002

NOTES PAYABLE                                                                          35,458,232        35,358,232

DIVIDENDS AND DISTRIBUTIONS PAYABLE                                                     2,341,591         2,331,379

ACCRUED INTEREST PAYABLE                                                                  288,373           314,607

ACCOUNTS PAYABLE
   Operating                                                                              491,732         1,017,493
   Capital expenditures                                                                   386,355         1,110,673

TENANT DEPOSITS                                                                            51,240            51,240
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                     107,394,267       108,917,396
---------------------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                       5,678,050         5,707,608
---------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $.0001 par value; 20,000,000 shares authorized,
     4,416,869 and 4,394,669 shares issued and outstanding                                    442               440
   Additional paid-in capital                                                          63,937,682        63,632,433
   Deficit                                                                            (11,857,064)      (11,663,446)
---------------------------------------------------------------------------------------------------------------------

                                                                                       52,081,060        51,969,427
Less:  unearned compensation - restricted stock                                          (780,591)         (542,341)
---------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                             51,300,469        51,427,086
---------------------------------------------------------------------------------------------------------------------

                                                                                 $    164,372,786   $   166,052,090
=====================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                     THREE MONTHS ENDED           Three Months Ended
                                                                         MARCH 31, 2001               March 31, 2000
------------------------------------------------------------------------------------------------------------------------
REVENUES
   Minimum rents                                                        $     5,379,997                $    5,061,100
   Percentage rents                                                             124,529                        91,282
   Operating cost reimbursement                                                 666,228                       648,524
   Management fees and other                                                     11,413                        11,982
------------------------------------------------------------------------------------------------------------------------

TOTAL REVENUES                                                                6,182,167                     5,812,888
------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Real estate taxes                                                            431,596                       445,620
   Property operating expenses                                                  436,803                       410,413
   Land lease payments                                                          184,740                       140,665
   General and administrative                                                   382,055                       391,895
   Depreciation and amortization                                                952,175                       899,642
------------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                                      2,387,369                     2,288,235
------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                        3,794,798                     3,524,653
------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense, net                                                     (1,849,962)                   (1,658,520)
   Equity in net income of unconsolidated entities                              173,580                         1,600
------------------------------------------------------------------------------------------------------------------------

TOTAL OTHER EXPENSE                                                          (1,676,382)                   (1,656,920)
------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST                                               2,118,416                     1,867,733

MINORITY INTEREST                                                               280,274                       248,042
------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                              $     1,838,142                $    1,619,691
========================================================================================================================

EARNINGS PER SHARE                                                      $           .42                $          .37
========================================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                                  4,416,869                     4,398,669
========================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                                       Unearned
                                                               Common Stock        Additional                      Compensation -
                                              -------------------------------         Paid-In                         Restricted
                                                     Shares        Amount             Capital          Deficit             Stock
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 2001                          4,394,669        $    440    $  63,632,433   $  (11,663,446)      $   (542,341)

Issuance of shares under
   Stock Incentive Plan                              27,291               2           375,249                -          (305,250)

Shares redeemed under the
   stock Incentive Plan                              (5,091)              -           (70,000)               -                 -

Vesting of restricted stock                               -               -                 -                -            67,000

Dividends declared for the period
   January 1, 2001 to March 31, 2001                      -               -                 -       (2,031,760)                -

Net income for the period
   January 1, 2001 to March 31, 2001                      -               -                 -        1,838,142                 -
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, March 31, 2001                           4,416,869        $    442    $   63,937,682  $  (11,857,064)      $   (780,591)
==================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                            THREE MONTHS ENDED          Three Months Ended
                                                                                  MARCH 31, 2001            March 31, 2000
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $  1,838,142             $   1,619,691
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation                                                                       934,483                   879,268
      Amortization                                                                       112,191                   108,374
      Stock-based compensation                                                            67,000                    59,000
      Equity in net income of unconsolidated entities                                   (173,580)                   (1,600)
      Minority interests                                                                 280,274                   248,042
      Decrease in accounts receivable                                                    297,365                   166,448
      (Decrease) increase in other assets                                                 39,239                  (128,842)
      Decrease in accounts payable                                                      (525,761)                 (399,038)
      Increase (decrease) in accrued interest                                            (26,234)                    1,442
      Increase in tenant deposits                                                              -                       104
------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                              2,843,119                 2,552,889
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of real estate investments (including capitalized interest of
    $61,000 in 2001 and $59,000 in 2000)                                                (259,541)                 (258,001)
   Distributions from unconsolidated entities                                            173,580                   173,580
------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                                    (85,961)                  (84,421)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends and limited partners' distributions paid                                 (2,331,379)               (2,317,670)
   Payments of payables for capital expenditures                                      (1,040,673)               (1,112,044)
   Payments of mortgages payable                                                        (343,578)                 (320,770)
   Line-of-credit proceeds                                                               100,000                         -
   Redemption of restricted stock                                                        (70,000)                        -
   Payment of construction loan                                                          (13,450)                        -
   Payment of leasing costs                                                               (7,037)                  (13,036)
   Payments for financing costs                                                             (500)                        -
   Construction loan proceeds                                                                  -                   488,566
------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                                                 (3,706,617)               (3,274,954)
------------------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (949,459)                 (806,486)
CASH AND CASH EQUIVALENTS, beginning of period                                         1,119,072                 1,064,241
------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                            $    169,613             $     257,755
==============================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest (net of amounts capitalized)                              $  1,782,754             $   1,573,989
==============================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
   Dividends and limited partners' distributions declared and unpaid                $  2,341,591             $   2,333,219
   Real estate investments financed with accounts payable                           $    386,355             $     569,935
   Shares issued under Stock Incentive Plan                                         $    375,251             $     471,202
==============================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







1.    BASIS OF                The accompanying unaudited 2001 consolidated
      PRESENTATION            financial statements have been prepared in
                              accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
                              (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended
                              March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 2000.

2.    EARNINGS PER            Earnings per share has been computed by dividing
                              common shares outstanding. The per share amounts reflected in the consolidated statements of income are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128
                              "Earnings per Share"; the amounts of the Company's
                              "basic" and "diluted" earnings per share (as defined in SFAS No. 128) are the same.

3.    RECLASSIFICATIONS       Certain amounts in the 2000 financial statements
                              have been reclassified to conform with the 2001 presentation.

                                                        AGREE REALTY CORPORATION

                                                                          PART I






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

The Company was established to continue to operate and expand the retail property business of its Predecessors. The Company commenced its operations on April 22, 1994. The assets of the Company are held by, and all operations are conducted through, Agree Limited Partnership (the "Operating Partnership"), of which the Company is the sole general partner and held an 86.77% interest as of March 31, 2001. The Company is operating so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Form 10-Q.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THREE MONTHS ENDED MARCH 31, 2000

Minimum rental income increased $319,000, or 6%, to $5,380,000 in 2001, compared to $5,061,000 in 2000. The increase was the result of the development of three properties in 2000 and one property in 2001.

Percentage rental income increased $34,000, or 36%, to $125,000 in 2001, compared to $91,000 in 2000. The increase was the result of increased tenant sales.

Operating cost reimbursement, which represents additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of real estate taxes and property operating expenses, increased $18,000, or 3%, to $666,000 in 2001, compared to $648,000 in 2001. Operating cost reimbursement increased due to the net increase in real estate taxes and property operating expenses.

Management fees and other income remained relatively constant at $11,000 in 2001 compared to $12,000 in 2000.

Real estate taxes decreased 14,000, or 3%, to $432,000 in 2001 compared to $446,000 in 2000. The decrease is the result of general assessment changes on the Company's properties.

Property operating expenses (shopping center maintenance, insurance and utilities) increased $27,000, or 6%, to $437,000 in 2001 compared to $410,000 in 2000. The increase was the result of increased snow removal costs of $47,000; a decrease in shopping center maintenance costs of ($32,000); an increase in utility costs of $10,000 and an increase in insurance cost of $2,000.

Land lease payments increased $44,000, or 31%, to $185,000 in 2001 compared to $141,000 in 2000 as a result of the Company leasing land for its Petoskey, Michigan development completed in 2000.

                                                        AGREE REALTY CORPORATION

                                                                          PART I




General and administrative expenses decreased $10,000, or 3%, to $382,000 in 2001 compared to $392,000 in 2000. General and administrative expenses as a percentage of rental income decreased from 7.6% for 2000 to 6.9% for 2001.

Depreciation and amortization increased $52,000, or 6%, to $952,000 in 2001 compared to $900,000 in 2000. The increase was the result of the development and acquisition of three properties in 2000 and one property in 2001.

Interest expense increased $191,000, or 12%, to $1,850,000 in 2001, from $1,659,000 in 2000. The increase in interest expense was the result of the Company's additional borrowing to finance its development of properties and increased rates on variable rate notes payable.

Equity in net income of unconsolidated entities increased $172,000 to $174,000 in 2001 compared to $2,000 in 2000 as a result of depreciation expense no longer being allocated to the Company pursuant to the agreements relating to the Joint Ventures in which the Company holds interests ranging from 8% to 20%.

The Company's income before minority interest increased $250,000, or 13%, to $2,118,000 in 2001, from $1,868,000 in 2000 as a result of the foregoing factors.

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

The following tables illustrate the calculation of FFO for the three months ended March 31, 2001 and 2000:

    Three Months Ended March 31,                                                                2001                2000
--------------------------------------------------------------------------------------------------------------------------
    Net income before minority interest                                                $   2,118,416       $   1,867,733
    Depreciation of real estate assets                                                       931,056             876,274
    Amortization of leasing costs                                                             15,431              17,093
    Amortization of stock awards                                                              67,000              59,000
    Depreciation of real estate assets held in unconsolidated entities                             -             171,980
--------------------------------------------------------------------------------------------------------------------------

    FUNDS FROM OPERATIONS                                                              $   3,131,903       $   2,992,080
==========================================================================================================================

    WEIGHTED AVERAGE SHARES AND OP UNITS OUTSTANDING                                       5,090,416           5,072,216
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

During the quarter ended March 31, 2001, the Company declared a quarterly dividend of $.46 per share. The dividend was paid on April 12, 2001, to holders of record on March 30, 2001.

As of March 31, 2001, the Company had total mortgage indebtedness of $51,776,192 with a weighted average interest rate of 6.95%. Future scheduled annual maturities of mortgages payable for the years ending March 31 are as follows:
2002 - $1,413,987; 2003 - $1,535,387; 2004 - $1,644,572; 2005 - $1,761,523; and
2006 - $2,386,799. This mortgage debt is all fixed rate debt.

In addition, the Operating Partnership has in place a $50 million line of Credit Facility (the "Credit Facility") which is guaranteed by the Company. The loan matures in August 2003 and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the bank's prime rate, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company's Properties which are not otherwise encumbered and properties to be acquired or developed. As of March 31, 2001, $35,158,232 was outstanding under the Credit Facility.

                                                        AGREE REALTY CORPORATION

                                                                          PART I




The Company also has in place a $5 million line of credit (the "Line of Credit"), which matures on February 19, 2002, and which the Company expects to renew for an additional 12-month period. The Line of Credit bears interest at the bank's prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. The purpose of the Line of Credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of March 31, 2001, $300,000 was outstanding borrowings under the Line of Credit.

The Company's wholly owned subsidiaries have obtained construction financing of approximately $16,100,000 to fund the development of four retail properties. The notes require quarterly interest payments, based on a weighted average interest rate based on LIBOR, computed by the lender. The notes mature on October 16, 2002 and are secured by the underlying land and buildings. As of March 31, 2001, $14,896,962 was outstanding under these notes.

The Company has received funding from an unaffiliated third party for the construction of certain of its Properties. Advances under this agreement bear no interest and are secured by the specific land and buildings being developed. As of March 31, 2001, $1,703,590 was outstanding under this arrangement.

The Company has one development project under construction that will add an additional 14,490 square feet of retail space to the Company's portfolio. The project is expected to be completed during the second quarter of 2001. Additional Company funding required for this project is estimated to be $1,300,000 and will come from the Credit Facility. Management expects the development of this project to have a positive effect on cash generated by operating activities and Funds from Operations.

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

Mortgages payable - As of March 31, 2001 the Company had four mortgages outstanding. The first mortgage in the amount of $32,280,094 bears interest at 7.00%. The mortgage matures on November 15, 2005. The second mortgage in the amount of $7,262,616 bears interest at 7.00%. The mortgage matures on April 1, 2013 and is subject to a rate review after the 7th year (April 1, 2006). The third mortgage in the amount of $11,733,482 bears interest at 6.63%. The mortgage matures on February 5, 2017. The fourth mortgage in the amount of $500,000 bears interest at 10.00%. The mortgage matures October 5, 2005.

Construction loans - As of March 31, 2001 the Company had Construction loans outstanding of $16,600,552. Under the terms of the construction loans the Company bears no interest rate risk.

Notes Payable - As of March 31, 2000 the Company had $35,458,232 outstanding on its Lines-of-Credit which were subject to interest at a variable interest rate based on LIBOR.

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



AGREE REALTY CORPORATION




/s/ RICHARD AGREE
---------------------------------
Richard Agree
President and Chief Executive Officer



/s/ KENNETH R. HOWE
----------------------------------
Kenneth R. Howe
Vice-President - Finance and Secretary
  (Principal Financial Officer)






Date:   May 1, 2001
----------------------------------