Form 10-Q
period 2001-06-30
AGREE REALTY CORP
filed 2001-08-03
CIK 917251

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X|      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001


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


                               Yes           No
                               |X|           | |

4,416,869 Shares of Common Stock, $.0001 par value, were outstanding as of August 2, 2001

                                                        AGREE REALTY CORPORATION

                                                                       FORM 10-Q

                                                                           INDEX



PART I:           FINANCIAL INFORMATION                                                                                 PAGE
Item 1.           Interim Consolidated Financial Statements                                                                3

                  Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000                                  4-5

                  Consolidated Statements of Operations for the six months ended June 30, 2001 and 2000                    6

                  Consolidated Statements of Operations for the three months ended June 30, 2001 and 2000                  7

                  Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2001                    8

                  Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000                    9

                  Notes to Consolidated Financial Statements                                                              10

Item 2.           Management's Discussion and Analysis of Financial Condition and                                      11-18
                    Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                              19


PART II:          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                       20

Item 2.           Changes in Securities                                                                                   20

Item 3.           Defaults Upon Senior Securities                                                                         20

Item 4.           Submission of Matters to a Vote of Security Holders                                                     20

Item 5            Other Information                                                                                       21

Item 6.           Exhibits and Reports on Form 8-K                                                                        21

SIGNATURES                                                                                                                22

                                                        AGREE REALTY CORPORATION

                                                   PART I: FINANCIAL INFORMATION





ITEM 1.           INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                        AGREE REALTY CORPORATION

                                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)






                                                                                      JUNE 30,         December 31,
                                                                                          2001                 2000
---------------------------------------------------------------------------------------------------------------------
ASSETS

REAL ESTATE INVESTMENTS
   Land                                                                       $     46,723,679     $     45,028,679
   Buildings                                                                       145,663,234          143,474,205
   Property under development                                                        1,839,634            2,545,018
---------------------------------------------------------------------------------------------------------------------

                                                                                   194,226,547          191,047,902
   Less accumulated depreciation                                                   (31,759,824)         (29,907,682)
---------------------------------------------------------------------------------------------------------------------

NET REAL ESTATE INVESTMENTS                                                        162,466,723          161,140,220

CASH AND CASH EQUIVALENTS                                                              152,621            1,119,072

ACCOUNTS RECEIVABLE - TENANTS                                                          347,566              741,565

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES                                 260,828              266,449

UNAMORTIZED DEFERRED EXPENSES
   Financing                                                                         1,288,100            1,476,100
   Leasing costs                                                                       322,340              310,424

OTHER ASSETS                                                                           752,311              998,260
---------------------------------------------------------------------------------------------------------------------

                                                                              $    165,590,489     $    166,052,090
=====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)





                                                                                         JUNE 30,       December 31,
                                                                                             2001               2000
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

MORTGAGE PAYABLE                                                                 $     51,426,663     $  52,119,770

CONSTRUCTION LOANS                                                                     16,587,102        16,614,002

NOTES PAYABLE                                                                          36,158,232        35,358,232

DIVIDENDS AND DISTRIBUTIONS PAYABLE                                                     2,341,591         2,331,379

ACCRUED INTEREST PAYABLE                                                                  258,627           314,607

ACCOUNTS PAYABLE
   Operating                                                                              665,980         1,017,493
   Capital expenditures                                                                 1,077,427         1,110,673

TENANT DEPOSITS                                                                            50,020            51,240
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                     108,565,642       108,917,396
---------------------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                       5,675,284         5,707,608
---------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $.0001 par value; 20,000,000 shares authorized,
     4,416,869 and 4,394,669 shares issued and outstanding                                    442               440
   Additional paid-in capital                                                          63,937,682        63,632,433
   Deficit                                                                            (11,874,970)      (11,663,446)
---------------------------------------------------------------------------------------------------------------------

                                                                                       52,063,154        51,969,427
Less:  unearned compensation - restricted stock                                          (713,591)         (542,341)
---------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                             51,349,563        51,427,086
---------------------------------------------------------------------------------------------------------------------

                                                                                 $    165,590,489   $   166,052,090
=====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                                                         SIX MONTHS ENDED            Six Months Ended
                                                                            JUNE 30, 2001               June 30, 2000
----------------------------------------------------------------------------------------------------------------------
REVENUES
   Minimum rents                                                          $   10,838,855               $   10,284,320
   Percentage rents                                                              131,360                      103,031
   Operating cost reimbursements                                               1,308,977                    1,207,209
   Management fees and other                                                      21,835                       22,492
----------------------------------------------------------------------------------------------------------------------

TOTAL REVENUES                                                                12,301,027                   11,617,052
----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Real estate taxes                                                             863,827                      873,330
   Property operating expenses                                                   750,594                      645,778
   Land lease payments                                                           369,480                      315,613
   General and administrative                                                    859,225                      811,591
   Depreciation and amortization                                               1,906,982                    1,836,984
----------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                                       4,750,108                    4,483,296
----------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                         7,550,919                    7,133,756
----------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense, net                                                      (3,597,288)                  (3,416,779)
   Equity in net income of unconsolidated entities                               347,160                      175,179
   Gain on sale of assets                                                        138,543                            -
----------------------------------------------------------------------------------------------------------------------

TOTAL OTHER EXPENSE                                                           (3,111,585)                  (3,241,600)
----------------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST                                                4,439,334                    3,892,156

MINORITY INTEREST                                                               (587,340)                    (516,893)
----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                $    3,851,994               $    3,375,263
======================================================================================================================

EARNINGS PER SHARE                                                        $          .87               $          .77
======================================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                                   4,416,869                    4,396,955
======================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)





                                                                        THREE MONTHS ENDED          Three Months Ended
                                                                             JUNE 30, 2001               June 30, 2000
------------------------------------------------------------------------------------------------------------------------
REVENUES
   Minimum rents                                                            $    5,458,858               $    5,223,220
   Percentage rents                                                                  6,831                       11,749
   Operating cost reimbursements                                                   642,749                      558,685
   Management fees and other                                                        10,422                       10,510
------------------------------------------------------------------------------------------------------------------------

TOTAL REVENUES                                                                   6,118,860                    5,804,164
------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Real estate taxes                                                               432,231                      427,710
   Property operating expenses                                                     313,791                      235,365
   Land lease payments                                                             184,740                      174,948
   General and administrative                                                      477,170                      419,696
   Depreciation and amortization                                                   954,807                      937,342
------------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                                         2,362,739                    2,195,061
------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                           3,756,121                    3,609,103
------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense, net                                                        (1,747,326)                  (1,758,259)
   Equity in net income of unconsolidated entities                                 173,580                      173,579
   Gain on sale of assets                                                          138,543                            -
------------------------------------------------------------------------------------------------------------------------

TOTAL OTHER EXPENSE                                                             (1,435,203)                  (1,584,680)
------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST                                                  2,320,918                    2,024,423

MINORITY INTEREST                                                                 (307,066)                    (268,851)
------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                  $    2,013,852               $    1,755,572
========================================================================================================================

EARNINGS PER SHARE                                                          $          .46               $          .40
========================================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                                     4,416,869                    4,395,240
========================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)







                                                                                                                        Unearned
                                                         Common Stock              Additional                     Compensation -
                                              -------------------------------         Paid-In                         Restricted
                                                     Shares        Amount             Capital           Deficit            Stock
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 2001                          4,394,669        $    440    $   63,632,433  $   (11,663,446)     $   (542,341)

Issuance of shares under
   Stock Incentive Plan                              27,291               2           375,249                -          (305,250)

Shares redeemed under the
   stock Incentive Plan                              (5,091)              -           (70,000)               -                 -

Vesting of restricted stock                               -               -                 -                -           134,000

Dividends declared for the period
   January 1, 2001 to June 30, 2001                       -               -                 -       (4,063,518)                -

Net income for the period
   January 1, 2001 to June 30, 2001                       -               -                 -        3,851,994                 -
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2001                            4,416,869        $    442    $   63,937,682  $   (11,874,970)     $   (713,591)
==================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                                     SIX MONTHS ENDED        Six Months Ended
                                                                                        JUNE 30, 2001           June 30, 2000
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                           $   3,851,994            $   3,375,263
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation                                                                          1,869,190                1,795,337
      Amortization                                                                            226,290                  217,647
      Stock based-compensation                                                                134,000                  118,000
      Gain on sale of assets                                                                 (138,543)                       -
      Equity in net income of unconsolidated entities                                        (347,160)                (175,179)
      Minority interests                                                                      587,340                  516,893
      Decrease in accounts receivable                                                         393,999                  374,798
      Decrease (increase) in other assets                                                     168,545                 (153,876)
      Decrease in accounts payable                                                           (351,513)                (349,511)
      Increase (decrease) in accrued interest                                                 (55,980)                  11,941
      Increase (decrease) in tenant deposits                                                   (1,220)                   1,453
---------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   6,336,942                5,732,766
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of real estate investments (including capitalized interest of
    $100,000 in 2001 and $119,400 in 2000)                                                 (2,101,217)              (4,649,632)
   Distributions from unconsolidated entities                                                 347,160                  347,158
   Proceeds from sale of assets                                                               200,000                        -
---------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                                      (1,554,057)              (4,302,474)
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends and limited partners' distributions paid                                      (4,672,970)              (4,650,889)
   Repayment of capital expenditure payables                                               (1,040,673)              (1,112,044)
   Line-of-credit net borrowings                                                              800,000                3,200,000
   Payments of mortgages payable                                                             (693,107)                (647,095)
   Redemption of restricted stock                                                             (70,000)                 (56,000)
   Payment of leasing costs                                                                   (45,186)                 (38,111)
   Payments on construction loan                                                              (26,900)                       -
   Payment for financing costs                                                                   (500)                       -
   Construction loan proceeds                                                                       -                  994,284
---------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                                                      (5,749,336)              (2,309,855)
---------------------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (966,451)                (879,563)
CASH AND CASH EQUIVALENTS, beginning of period                                              1,119,072                1,064,241
---------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                                $     152,621            $     184,678
=================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest (net of amounts capitalized)                                  $   3,468,845            $   3,236,548
=================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
   Dividends and limited partners' distributions declared and unpaid                    $   2,341,591            $   2,331,379
   Real estate investments financed with accounts payable                               $   1,077,427            $     480,280
   Shares issued under Stock Incentive Plan                                             $     375,251            $     471,202
=================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







1.    BASIS OF             The accompanying unaudited 2001 consolidated
      PRESENTATION         financial statements have been prepared in accordance
                           with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date. Operating results for the six months ended
                           June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending
                           December 31, 2001, or for any other interim period.
                           For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended
                           December 31, 2000.

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

                                                        AGREE REALTY CORPORATION

                                                                          PART I







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company was established to continue to operate and expand the retail property business of its Predecessors. The Company commenced its operations on April 22, 1994. The assets of the Company are held by, and all operations are conducted through, Agree Limited Partnership (the "Operating Partnership"), of which the Company is the sole general partner and held an 86.77% interest as of June 30, 2001. The Company is operating so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Form 10-Q.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 TO SIX MONTHS ENDED JUNE 30, 2000


Minimum rental income increased $555,000, or 5%, to $10,839,000 in 2001, compared to $10,284,000 in 2000. The increase was the result of the development of three properties in 2000 and one property in 2001.

Percentage rental income increased $28,000, or 27%, to $131,000 in 2001, compared to $103,000 in 2000. The increase was the result of increased tenant sales.

Operating cost reimbursements, which represent additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of real estate taxes and property operating expenses, increased $102,000, or 8%, to $1,309,000 in 2001, compared to $1,207,000 in 2000. Operating cost reimbursements increased due to the net increase in real estate taxes and property operating expenses.

Management fees and other income remained constant at $22,000 in 2001 and 2000.

Real estate taxes decreased $9,000, or 1%, to $864,000 in 2001 compared to $873,000 in 2000. The decrease is the result of general assessment changes.

Property operating expenses (shopping center maintenance, insurance and utilities) increased $105,000, or 16%, to $751,000 in 2001 compared to $646,000 in 2000. The increase was the result of increased snow removal costs of $40,000; an increase in shopping center maintenance costs of $50,000; an increase in insurance costs of $3,000 and an increase in utilities of $12,000 in 2001 versus 2000.

Land lease payments increased $53,000, or 17%, to $369,000 in 2001 compared to $316,000 in 2000. The increase is the result of the Company leasing land for its Petoskey, Michigan development completed in 2000.

                                                        AGREE REALTY CORPORATION

                                                                          PART I

General and administrative expenses increased $47,000, or 6%, to $859,000 in 2001 compared to $812,000 in 2000. General and administrative expenses as a percentage of rental income remained constant at 7.8% for 2001 and 2000.

Depreciation and amortization increased $70,000, or 4%, to $1,907,000 in 2001 compared to $1,837,000 in 2000. The increase was the result of the development of three properties in 2000 and one property in 2001.

Interest expense increased $180,000, or 5%, to $3,597,000 in 2001, from $3,417,000 in 2000. The increase in interest expense was the result of the Company's additional borrowing to finance its development of properties and increased rates on variable rate notes payable.

Equity in net income of unconsolidated entities increased $172,000 to $347,000 in 2001 compared to $175,000 in 2000 as a result of depreciation expense no longer being allocated to the Company pursuant to the agreements relating to the Joint ventures in which the Company holds interests ranging from 8% to 20%.

The Company recognized a gain on the sale of an asset of $139,000 in 2001. There was no such gain in 2000.

The Company's income before minority interest increased $547,000 as a result of the foregoing factors.


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 TO THREE MONTHS ENDED JUNE 30,
2000


Rental income increased $236,000, or 5%, to $5,459,000 in 2001, compared to $5,223,000 in 2000. The increase was the result of the development of two properties in 2000 and one property in 2001.

Percentage rental income decreased $5,000, or 42%, to $7,000 in 2001, compared to $12,000 in 2000. The decrease was the result of decreased tenant sales.

Operating cost reimbursements increased $84,000, or 15%, to $643,000 in 2001, compared to $559,000 in 2000. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expenses.

Management fees and other income remained relatively constant at $10,000 in 2001 compared to $11,000 in 2000.

Real estate taxes increased $4,000, or 1%, to $432,000 in 2001 compared to $428,000 in 2000. The increase is the result of general assessment increases.

Property operating expenses (shopping center maintenance, insurance and utilities) increased $79,000, or 33%, to $314,000 in 2001 compared $235,000 in 2000. The increase was the result of decreased snow removal costs of ($7,000); an increase in shopping center maintenance of $82,000; an increase in utility costs of $2,000 and an increase in insurance cost of $2,000.

Land lease payments increased $10,000, or 6%, to $185,000 in 2001 compared to $175,000 in 2000. The increase is the result of the Company leasing land for its Petoskey, Michigan development completed in 2000.

                                                        AGREE REALTY CORPORATION

                                                                          PART I


General and administrative expenses increased $57,000, or 14%, to $477,000 in 2001 compared to $420,000 in 2000. The increase was primarily the result of an increase in compensation-related expenses. General and administrative expenses as a percentage of rental income increased from 8.0% for 2000 to 8.7% in 2001.

Depreciation and amortization increased $18,000, or 2%, to $955,000 in 2001 compared to $937,000 in 2000. The increase was the result of the development and acquisition of two properties in 2000 and one property in 2001.

Interest expense decreased $11,000, or 1%, to $1,747,000 in 2001, from $1,758,000 in 2000. The decrease in interest expense was the result of decreased rates on variable rate notes payable.

Equity in net income of unconsolidated entities remained constant at $174,000 in 2001 and 2000.

The Company recognized a gain on the sale of an asset of $139,000 in 2001. There was no such gain in 2000.

The Company's income before minority interest increased $296,000 as a result of the foregoing factors.

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

                                                        AGREE REALTY CORPORATION

                                                                          PART I



The following tables illustrate the calculation of FFO for the six months and three months ended June 30, 2001 and 2000:

    Six Months Ended June 30,                                                                   2001                2000
    -------------------------------------------------------------------------------- ----------------- -------------------
    Net income before minority interest                                                $   4,439,334     $     3,892,156
    Depreciation of real estate assets                                                     1,862,285           1,788,924
    Amortization of leasing costs                                                             33,270              35,085
    Amortization of stock awards                                                             134,000             118,000
    Gain on sale of assets                                                                  (138,543)                  -
    Depreciation of real estate assets held in unconsolidated entities                             -             171,980
    -------------------------------------------------------------------------------- ----------------- -------------------

    FUNDS FROM OPERATIONS                                                              $   6,330,346     $     6,006,145
    ================================================================================ ================= ===================

    WEIGHTED AVERAGE SHARES AND OP UNITS OUTSTANDING                                       5,090,416           5,070,502
    ================================================================================ ================= ===================


    Three Months Ended June 30,                                                                 2001                2000
    -------------------------------------------------------------------------------- ----------------- -------------------

    Net income before minority interest                                                $   2,320,918     $     2,024,423
    Depreciation of real estate assets                                                       931,229             912,650
    Amortization of leasing costs                                                             17,839              17,992
    Gain of sale of assets                                                                  (138,543)                  -
    Amortization of stock awards                                                              67,000              59,000
    -------------------------------------------------------------------------------- ----------------- -------------------

    FUNDS FROM OPERATIONS                                                              $   3,198,443     $     3,014,065
    ================================================================================ ================= ===================

    WEIGHTED AVERAGE SHARES AND OP UNITS OUTSTANDING                                       5,090,416           5,068,787
    ================================================================================ ================= ===================

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

During the quarter ended June 30, 2001, the Company declared a quarterly dividend of $.46 per share. The dividend was paid on July 12, 2001, to holders of record on June 29, 2001.

As of June 30, 2001, the Company had total mortgage indebtedness of $51,426,663 with a weighted average interest rate of 6.95%. Future scheduled annual maturities of mortgages payable for the years ending June 30 are as follows:
2002 - $1,438,474; 2003 - $1,561,984; 2004 - $1,673,060; 2005 - $1,792,040; and
2006 - $2,419,486. This mortgage debt is all fixed rate debt.

In addition, the Operating Partnership has in place a $50 million line of Credit Facility (the "Credit Facility") which is guaranteed by the Company. The loan matures in August 2003 and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the bank's prime rate, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company's Properties which are not otherwise encumbered and properties to be acquired or developed. As of June 30, 2001, $35,158,232 was outstanding under the Credit Facility.

                                                        AGREE REALTY CORPORATION

                                                                          PART I



The Company also has in place a $5 million line of credit (the "Line of Credit"), which matures on February 19, 2002, and which the Company expects to renew for an additional 12-month period. The Line of Credit bears interest at the bank's prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. The purpose of the Line of Credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of June 30, 2001, $1,000,000 was outstanding borrowings under the Line of Credit.

The Company's wholly owned subsidiaries have obtained construction financing of approximately $16,100,000 to fund the development of four retail properties. The notes require quarterly interest payments, based on a weighted average interest rate based on LIBOR, computed by the lender. The notes mature on October 16, 2002 and are secured by the underlying land and buildings. As of June 30, 2001, $14,896,962 was outstanding under these notes.

The Company has received funding from an unaffiliated third party for the construction of certain of its Properties. Advances under this agreement bear no interest and are secured by the specific land and buildings being developed. As of June 30, 2001, $1,690,140 was outstanding under this arrangement.

The Company has one development project under construction that will add an additional 14,490 square feet of retail space to the Company's portfolio. The project is expected to be completed during the third quarter of 2001. Additional Company funding required for this project is estimated to be $525,000 and will come from the Credit Facility. Management expects the development of this project to have a positive effect on cash generated by operating activities and Funds from Operations.

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

Mortgages payable - As of June 30, 2001 the Company had four mortgages outstanding. The first mortgage in the amount of $32,094,546 bears interest at 7.00%. The mortgage matures on November 15, 2005. The second mortgage in the amount of $7,203,524 bears interest at 7.00%. The mortgage matures on April 1, 2013 and is subject to a rate review after the 7th year (April 1, 2006). The third mortgage in the amount of $11,628,593 bears interest at 6.63%. The mortgage matures on February 5, 2017. The fourth mortgage in the amount of $500,000 bears interest at 10.00%. The mortgage matures October 5, 2005.

Construction loans - As of June 30, 2001 the Company had Construction loans outstanding of $16,587,102. Under the terms of the construction loans the Company bears no interest rate risk.

Notes Payable - As of June 30, 2001 the Company had $36,158,232 outstanding on its Lines-of-Credit which were subject to interest at a variable interest rate based on LIBOR.

The Company does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.

A 10% adverse change in interest rates on the portion of the Company's debt bearing interest at variable rates would result in an annual increase in interest expense of approximately $192,000.

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

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          On May 7, 2001, the Company held its Annual Meeting of Stockholders. The following were the results of the meeting:

          The stockholders elected Ellis Wachs as a Director until the annual meeting of stockholders in 2004 or until a successor is elected and qualified.

          The vote was as follows:

          Ellis Wachs
              Votes cast for                     4,129,555
              Votes withheld                        78,943
              Not voting                           208,371

                                                        AGREE REALTY CORPORATION

                                                                         PART II





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



AGREE REALTY CORPORATION




/s/ RICHARD AGREE
-----------------------------------------------
Richard Agree
President and Chief Executive Officer



/s/ KENNETH R. HOWE
-----------------------------------------------
Kenneth R. Howe
Vice-President - Finance and Secretary
  (Principal Financial Officer)






Date:     August 2, 2001
-----------------------------------------------