Form 10-K405
period 2001-12-31
AGREE REALTY CORP
filed 2002-03-26
CIK 917251

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
  OR

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

                              TITLE OF EACH CLASS
                                ---------------
                         Common Stock, $.0001 par value
                            NAME OF EACH EXCHANGE ON
                                WHICH REGISTERED
                            -----------------------
                            New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                (Title of Class)

                            ------------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X                No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

Shares of common stock outstanding as of March 15, 2002: 4,446,031. The aggregate market value of the Registrant's shares of common stock held by non-affiliates on such date was approximately $82,384,954.

                      DOCUMENTS INCORPORATED BY REFERENCE

                          DOCUMENT                            INCORPORATED INTO FORM 10-K
                          --------                            ---------------------------
Portions of the Registrant's Proxy Statement for its                   Part III
  Annual Meeting of Shareholders to be held on May 13, 2002           Items 10-13

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                     PART I

                                                                                        PAGE
                                                                                       NUMBERS
                                                                                      ---------

Item 1.           Business                                                                  3

Item 2.           Properties                                                                7

Item 3.           Legal Proceedings                                                        16

Item 4.           Submission of Matters to a Vote of
                    Security Holders                                                       16

                                     PART II

Item 5.           Market for Registrant's Common Equity
                    and Related Stockholder Matters                                        17

Item 6.           Selected Financial Data                                                  18

Item 7.           Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                             19

Item 7A           Quantitative and Qualitative Disclosures
                    About Market Risk                                                      24

Item 8.           Financial Statements and Supplementary Data                              25

Item 9.           Changes and Disagreements With Accountants
                    on Accounting and Financial Disclosure                                 25

                                    PART III

Item 10.          Directors and Executive Officers of the
                    Registrant                                                             25

Item 11.          Executive Compensation                                                   25

Item 12.          Security Ownership of Certain Beneficial
                    Owners and Management                                                  26

Item 13.          Certain Relationships and Related Transactions                           26


                                     PART IV

Item 14.          Exhibits, Financial Statements, Schedules and
                    Reports on Form 8-K                                                    26

SIGNATURES                                                                                 29


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

ITEM 1.    BUSINESS

General

              The Company is a self-administered, self-managed real estate investment trust (a"REIT") which develops, acquires, owns and operates properties which are primarily leased to major national and regional retail companies under net leases. As of December 31, 2001, the Company owned, either directly or through interests in joint ventures, a portfolio of 47 properties (the "Properties") located in 13 states and containing an aggregate of approximately 3.6 million square feet of gross leasable area. During 2001 the Company completed the development of two (2) free-standing Properties which added 29,610 square feet of gross leasable area to the Company's operating portfolio and cost approximately $7.3 million. The two (2) Properties are leased to Walgreen Co. ("Walgreen"). The Properties consist of 14 neighborhood and community shopping centers and 33 free-standing properties. The Company independently owns 26 of the free-standing properties and owns the other seven through joint ventures (the "Joint Venture Properties"). As of December 31, 2001, approximately 99% of gross leasable area in the portfolio was leased, and approximately 95% of the Company's base rental income was attributable to national and regional retailers. Such retailers include Kmart Corporation ("Kmart"), Borders, Inc. ("Borders") and Walgreen Co. which, as of December 31, 2001, collectively represented approximately 63% of the Company's base rental income. See "Major Tenants." The Company developed all 14 of the shopping centers and 29 of the 33 free-standing properties.

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

         The Company's headquarters are located at 31850 Northwestern Highway, Farmington Hills, MI 48334 and its telephone number is (248) 737-4190.

Description of Business

Objectives

     The Company's primary objectives are (1) to realize steady and predictable cash flows through the ownership of high quality properties leased primarily to national and regional retailers, and (2) to maximize stockholder returns through the development or acquisition of additional properties. The Company intends to achieve these objectives by implementing the growth, operating and financial strategies outlined below.

- Developing or acquiring each property with the objective of holding it for long-term investment value.

- Developing or acquiring properties in what the Company considers to be attractive long-term locations. Such locations typically have (1) convenient access to transportation arteries with traffic count that is higher than average for the local market; (2) concentrations of other retail properties; and (3) demographic characteristics which are attractive to the retail tenant which will lease the property.

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

Major Tenants

         As of December 31, 2001, approximately 63% of the Company's gross leasable area, including the Joint Venture Properties, was leased to Kmart, Borders and Walgreen and approximately 63% of total annualized base rents was attributable to these tenants. At December 31, 2001, Kmart occupied approximately 38% of the Company's gross leasable area, including the Joint Venture Properties, and accounted for approximately 24% of the annualized base rent. At December 31, 2001, Borders occupied approximately 21% of the Company's gross leasable area, including the Joint Venture Properties, and accounted for approximately 22% of the annualized base rent. At December 31, 2001, Walgreen occupied approximately 4% of the company's gross leasable area, including the Joint Venture Properties, and accounted for approximately 17% of the annualized base rent. No other tenant accounted for more than 10% of gross leasable area or annualized base rent in 2001. The loss of any of these anchor tenants or the inability of any of them to pay rent would have an adverse effect on the Company's business.

         On January 22, 2002, Kmart Corporation and 37 of its U.S. subsidiaries filed voluntary petitions for reorganization under chapter 11 of the U.S. Bankruptcy Code. In its filings in the U.S. Bankruptcy Court for the Northern District of Illinois, Kmart indicated that it will reorganize on a fast-track basis and has targeted emergence from chapter 11 in 2003. Kmart has outlined certain strategic, operational and financial initiatives that it intends to continue or implement during the reorganization process. One of its initiatives is to evaluate the performance of every store and terms of every lease in its portfolio, with the objective of closing unprofitable or underperforming stores.

         The Company has entered into sixteen (16) leases with Kmart Corporation. Thirteen (13) of the Kmart stores are anchors in the Company's Community Shopping Centers and three (3) Kmart stores are free-standing properties. The Kmart stores are located in five states as follows: Michigan
(9), Wisconsin (3), Florida (2), Ohio (1) and Kentucky (1). All sixteen (16) of the Kmart stores are open and operating as Kmart discount stores.

         On March 8, 2002, Kmart announced that it intends to close 284 under-performing stores as part of its initial Chapter 11 financial objectives review. None of the Company's Kmart stores were included in this initial list of stores to be closed. However, there can be no assurance that Kmart won't announce additional store closings in the future which may include some of the Company's stores.

Financing Strategy

     As of December 31, 2001, the Company's ratio of indebtedness to market capitalization was approximately 53%. The Company intends to maintain a ratio of total debt (including construction and acquisition financing) to market capitalization of 65% or less. The Company plans to begin construction of additional pre-leased developments and may acquire additional properties that will initially be financed by its Credit Facility and Line of Credit (each as hereinafter defined). Management intends to periodically refinance short-term construction and acquisition financing with long-term debt and / or equity in order to reduce its ratio of total debt to market capitalization to 50% or less. Nevertheless, the Company may operate with debt levels or ratios that are in excess of 50% for extended periods of time prior to the completion of this long-term financing process.

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

Tax Status

     The Company has operated and intends to operate in a manner to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to maintain qualification as a REIT, the Company must, among other things, distribute at least 90% of its real estate investment trust income and meet certain other asset and income tests. Additionally, the Company's charter limits ownership of the Company, directly or constructively, by any single person to 9.8% of the total number of outstanding shares, subject to certain exceptions. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income that meets certain criteria and is distributed annually to the stockholders.

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

     The Company conducted a Phase I environmental study on each of the two Properties it developed in 2001. The results of these Phase I studies required the Company to perform a Phase II environmental study (which involves soil sampling or ground water analysis). The results of the Phase II environmental study conducted on these two Properties indicated that no further action was required by the Company. In addition, the Company has no knowledge of any hazardous substances existing on any of its Properties in violation of any applicable laws;

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

Employees

     As of March 15, 2002, the Company employed seven persons. Employee responsibilities include accounting, construction, leasing, property coordination and administrative functions for the Properties. The Company's employees are not covered by a collective bargaining agreement, and the Company considers its employee relations to be satisfactory.

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


ITEM 2.  PROPERTIES

     The Properties consist of 14 neighborhood and community shopping centers and 33 free-standing properties. As of December 31, 2001, approximately 99% of the Gross Leasable Area ("GLA") in the portfolio was leased, and approximately 95% of the Company's base rental income was attributable to, national and regional retailers. Such retailers include Kmart, Borders, and Walgreen which, at December 31, 2001, collectively represented approximately 63% of current base rental income.

     A substantial portion of the Company's income consists of rent received under net leases. Most of the leases provide for the payment of fixed base rentals monthly in advance and for the payment by tenants of a pro rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping center as well as payment to the Company of a percentage of such tenant's sales. The Company received percentage rents of $413,058 and $301,474 for 2001 and 2000, respectively. Included in those amounts were percentage rents from Kmart of $235,894 and $190,720 for 2001 and 2000, respectively. Leases with Borders do not contain percentage rent provisions. Leases with Walgreen do contain percentage rent provisions, however no percentage rent was received from Walgreen. A majority of the leases require the Company to make roof and structural repairs, as needed. The Company's management places a strong emphasis on sound construction and maintenance on its properties.

                 LOCATION OF PROPERTIES IN THE PORTFOLIO


                                   Total Gross        Percent of
                  Number of        Leasable Area     GLA Leased on
     State        Properties       (Sq. feet)        December 31, 2001
    ---------  ----------------    ------------     ------------------

   California         1               38,015              100%
   Florida            5 (1)          492,305               99
   Indiana            1 (1)           15,844              100
   Illinois           1               20,000              100
   Kansas             2               45,000              100

   Kentucky           1              135,009               99
   Maryland           2               53,000              100
   Michigan          22 (1)        1,933,647               99
   Nebraska           2 (1)           55,000              100
   Ohio               2              108,543              100

   Oklahoma           4 (1)           99,282              100
   Pennsylvania       1               37,004              100
   Wisconsin          3              523,036              100
                   -------       -----------        ---------


     Total/Average   47            3,555,685               99%
                   -------       -----------        ---------


(1) Includes Joint Venture Properties in which the Company owns interests ranging from 8% to 20%.


                ANNUALIZED BASE RENT OF THE COMPANY'S PROPERTIES

         The following is a breakdown of base rents in place at December 31, 2001 for each type of retail tenant:


                                                         Percent of
                            Annualized                   Annualized
      Type of Tenant        Base Rent (1)                 Base Rent
      --------------        -------------               -------------

   National (2)             $19,765,879                     86%
   Regional (3)               2,021,817                      9
   Local                      1,135,557                      5
                            -----------                    ---

     Total                  $22,923,253                    100%
                            -----------                    ---


(1) Includes the Company's share of annualized base rent for each of the Joint Venture Properties.

(2) Includes the following national tenants: Kmart, Borders, Walgreen, Fashion Bug, Winn Dixie, Rite Aid, JC Penney, Avco Financial, GNC Group, Radio Shack, On Cue, Super Value, Maurices, Payless Shoes, Food Lion, Blockbuster Video, Family Dollar, H&R Block, Sally Beauty, Jo Ann Fabrics, Staples, Best Buy, Dollar Tree, A&P, TGI Friday's, Circuit City and Pier 1 Imports.

(3) Includes the following regional tenants: Roundy's, Dunham's Sports, Brauns Fashions, Beal's Outlet Stores and Hollywood Video.

COMMUNITY SHOPPING CENTERS

Fourteen of the Company's properties are community shopping centers ranging in size from 20,000 to 241,458 square feet of gross leasable area. The centers are located in 5 states as follows: Florida (2), Illinois (1), Kentucky (1), Michigan (7) and Wisconsin (3). The location, general character and primary occupancy information with respect to the community shopping centers at December 31, 2001 are set forth below:



SUMMARY OF COMMUNITY SHOPPING CENTERS AT DECEMBER 31, 2001

                                                                                    (2)         (3)
                                           (4)       Gross           (1)          Average     Percent       Percent
                              Year         Land     Leasable      Annualized       Base      Leased at     Occupied
                           Completed/      Area       Area           Base        Rent per     Dec 31,     at Dec 31,
Property Location           Expanded     (acres)   (Sq. Ft.)         Rent         Sq. Ft.      2001          2001
--------------------------------------------------------------------------------------------------------------------

Capital Plaza               1978/         11.58     135,009        $375,568      $   2.82       99%            74%
  Frankfort, KY             1991


Charlevoix Commons          1991          14.79     137,375         658,495          4.97       96%            96%
  Charlevoix, MI

Chippewa Commons            1991          16.37     168,311         912,191          5.42      100%           100%
  Chippewa Falls, WI


Iron Mountain Plaza         1991          21.20     176,352         833,023          4.92       96%            96%
  Iron Mountain, MI


Ironwood Commons            1991          23.92     185,535         945,234          5.09      100%            88%
  Ironwood, MI



Marshall Plaza              1990          10.74     119,279         649,331          5.44      100%           100%
  Marshall, MI


                                   Anchor Tenants
                                 (Lease expiration/
                                 Option expiration)
---------------------------------------------------------

Capital Plaza                 Kmart (2003/2053)
  Frankfort, KY               Winn Dixie (2010/2035)
                              Fashion Bug (2005/2025)

Charlevoix Commons            Kmart (2015/2065)
  Charlevoix, MI              Roundy's  (2011/2031)

Chippewa Commons              Kmart (2014/2064)
  Chippewa Falls, WI          Roundy's  (2011/2031)
                              Fashion Bug (2006/2021)

Iron Mountain Plaza           Kmart (2015/2065)
  Iron Mountain, MI           Roundy's (2011/2031)
                              Fashion Bug (2007/2022)

Ironwood Commons              Kmart (2015/2065)
  Ironwood, MI                Super Value (2011/2036)
                              J.C. Penney Co. (2006/2026)
                              Fashion Bug (2004/2022)

Marshall Plaza                Kmart (2015/2065)
  Marshall, MI                Fashion Bug (2004/2022)

                                                                                             (2)         (3)
                                                (4)         Gross             (1)          Average     Percent       Percent
                                   Year         Land       Leasable        Annualized       Base      Leased at     Occupied
                                Completed/      Area         Area             Base        Rent per     Dec 31,     at Dec 31,
Property Location                Expanded     (acres)     (Sq. Ft.)           Rent         Sq. Ft.      2001          2001
------------------------------------------------------------------------------------------------------------------------------

Mt Pleasant Shopping              1973/        24.51       241,458        $1,057,824      $   4.38      100%           100%
  Center                          1997
    Mt. Pleasant, MI


North Lakeland Plaza              1987         16.67       171,334         1,264,746          7.38      100%           100%
  Lakeland, FL


Petoskey Town Center              1990         22.08       174,870         1,009,942          5.90       98%            98%
  Petoskey, MI


Plymouth Commons                  1990         16.30       162,031           971,849          6.00      100%           100%
  Plymouth, WI


Rapids Associates                 1990         16.84       173,557           998,327          5.75      100%           100%
  Big Rapids, MI


Shawano Plaza                     1990         17.91       192,694         1,012,542          5.25      100%           100%
  Shawano, WI



West Frankfort Plaza              1982          1.45        20,000           131,000          6.55      100%           100%
  West Frankfort, IL


                                        Anchor Tenants
                                      (Lease expiration/
Property Location                     Option expiration)
-----------------------------------------------------------------
Mt Pleasant Shopping               Kmart (2008/2048)
  Center                           J.C. Penney Co. (2005/2020)
    Mt. Pleasant, MI               Staples, Inc. (2005/2025)
                                   Fashion Bug (2006/2026)

North Lakeland Plaza               Kmart (2011/2061)
  Lakeland, FL                     Best Buy (2013/2028)


Petoskey Town Center               Kmart (2015/2065)
  Petoskey, MI                     Roundy's  (2010/2030)
                                   Fashion Bug (2007/2022)

Plymouth Commons                   Kmart (2015/2065)
  Plymouth, WI                     Roundy's  (2010/2030)
                                   Fashion Bug (2004/2021)

Rapids Associates                  Kmart (2015/2065)
  Big Rapids, MI                   Roundy's  (2010/2030)
                                   Fashion Bug (2004/2021)

Shawano Plaza                      Kmart (2014/2064)
  Shawano, WI                      Roundy's  (2010/2030)
                                   J.C. Penney Co. (2005/2025)
                                   Fashion Bug (2004/2021)

West Frankfort Plaza               Fashion Bug (2007)
  West Frankfort, IL


                                                                                              (2)         (3)
                                                (4)          Gross             (1)          Average     Percent       Percent
                                   Year         Land       Leasable         Annualized        Base     Leased at     Occupied
                                Completed/      Area         Area              Base         Rent per     Dec 31,    at Dec 31,
Property Location                Expanded     (acres)      (Sq. Ft.)           Rent         Sq. Ft.       2001         2001
--------------------------------------------------------------------------------------------------------------------------------

Winter Garden Plaza                1988/       22.34       233,512         $ 1,082,927      $ 4.76       97%           97%
  Winter Garden, FL                2000

                                             -----------------------------------------------------------------------------
     TOTAL/AVERAGE                             236.70    2,291,317        $ 11,902,999      $ 5.25       99%            97%
                                             =============================================================================


                               Anchor Tenants
                             (Lease expiration/
Property Location            Option expiration)
----------------------------------------------------
Winter Garden Plaza        Kmart (2013/2063)
  Winter Garden, FL        Kash N Karry (2020/2040)


  (1)  Total annualized base rents of the Company as of December 31, 2001

  (2) Calculated as total annualized base rents, divided by gross leasable area actually leased as of December 31, 2001

  (3) Roundy's has sub-leased the space it leases at Iron Mountain Plaza (35,285 square feet, rented at a rate of $5.87 per square foot) and Charlevoix Commons (35,896 square feet, rented at a rate of $5.97 per square foot). Both of these leases expire in 2011 (assuming they are not extended by Roundy's). Winn Dixie leases but does not currently occupy, the 33,617 square feet it leases at Capital Plaza. This lease expires in 2010 and is rented at a rate of $4.06 per square foot. JC Penney Co leases but does not currently occupy, the 22,204 square feet it leases at Ironwood Commons. This lease expires in 2006 and rented a a rate of $3.75 per square foot.

  (4) All community shopping centers except Capital Plaza (which is subject to a long-term ground lease expiring in 2053 from a third party) are wholly-owned by the Company.

FREE-STANDING PROPERTIES

     Thirty-three (33) of the Properties are free-standing properties net leased to A&P (1), Borders (18), Circuit City Stores (1), Kmart (3) and Walgreen (10), which Properties contain, in the aggregate, approximately 1,264,368 square feet of gross leasable area or approximately 36% of the Company's total gross leasable area. The free-standing properties range in size from 13,686 to 226,000 square feet of gross leasable area and are located in the following states:
California (1), Florida (3), Indiana (1), Kansas (2), Maryland (2), Michigan
(15), Nebraska (2), Ohio (2), Oklahoma (4) and Pennsylvania (1). Included in the Company's retail Properties are seven Joint Venture Properties in which the Company owns interests ranging from 8% to 20% and 26 wholly-owned Properties. The Company's 26 wholly owned free-standing Properties provide $10,325,935 of annualized base rent at an average base rent per square foot of $12.70 during the 12 months ended December 31, 2001. The Company (or the joint ventures in which the Company has an interest) owns each of the thirty-three (33) free-standing properties in fee, except as indicated below. The location and general occupancy information with respect to the wholly-owned free-standing properties are set forth in the following table:

                      WHOLLY-OWNED FREE STANDING PROPERTIES



                                      Year                         Lease expiration (2)
Tenant/Location                     Completed        Total GLA     (Option expiration)
--------------------------------------------------------------------------------------

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


                      WHOLLY-OWNED FREE STANDING PROPERTIES
                                   (CONTINUED)



                                      Year                        Lease expiration (2)
Tenant/Location                    Completed      Total GLA       (Option expiration)
--------------------------------------------------------------------------------------

Walgreen, Ypsilanti, MI               1999         15,120          Dec 31, 2019 (2059)
Walgreen (1), Petoskey, MI            2000         13,905          Apr 30, 2020 (2060)
Walgreen, Flint, MI                   2000         14,490          Dec 31, 2020 (2060)
Walgreen, Flint, MI                   2001         15,120          Feb 28, 2021 (2061)
Walgreen, N Baltimore, MI             2001         14,490          Aug 31, 2021 (2061)
                                                  -------
       TOTAL                                      812,883
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

     The leases on the seven properties between Borders and each of the Joint Ventures has a term expiring October 16, 2002, unless the Borders Financing Facility is extended or earlier terminated. At any time during the term of the lease, Borders has the right to refinance the Properties or to purchase the Properties for various percentages of total project costs, provided that, prior to such refinancing or purchase, the Company may elect to provide alternative financing for the Properties or purchase the Properties and purchase the interest of the Borders' affiliate in the Joint Venture. In the event the Company elects to provide financing or to purchase the Properties, and is subsequently unable to obtain the requisite financing, or in the event that the Company defaults in its development obligations to the Joint

Venture, Borders may purchase the Properties. If the Company provides refinancing or purchases the Properties, the Company will be required to acquire the interest of the Borders' affiliate in the Joint Ventures, and Borders and the Joint Ventures will enter into a new lease providing for a term of 20 years, with four five-year extension options.

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


                            JOINT VENTURE PROPERTIES

                       The Company's
Tenant / Location        Interest        Total GLA    Lease Expirations
-------------------------------------------------------------------------
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
                                          -------

MAJOR TENANTS


     The following table sets forth certain information with respect to the Company's major tenants:

                                    Annualized Base        Percent of Total
                       Number         Rent as of       Annualized Base Rent as
                      of Leases    December 31, 2001     of December 31, 2001
                      --------------------------------------------------------

Kmart                    16          $ 5,492,667                24%
Borders                  18            5,150,680 (1)            22
Walgreen                 11            3,853,724                17
                       -------------------------------------------

     Total               45          $14,497,071               63%
                       -------------------------------------------


      (1) Includes the Company's percentage of base rent for each of the Joint Venture Properties

     Sixteen of the Properties are anchored by Kmart, a publicly-traded retailer with over 2,100 stores. Kmart's principal business is general merchandise retailing through a chain of department stores and it is one of the world's largest retailers based on sales volume. The Company derived approximately 24% of its base rental income for the year ended December 31, 2001 from, and approximately 24% of the Company's future minimum rentals are attributable to, Kmart. On January 22, 2002 Kmart Corporation and 37 of its U.S. subsidiaries filed voluntary petitions for reorganization under chapter 11 of the U.S. Bankruptcy Code. In its filings in the U.S. Bankruptcy Court for the Northern District of Illinois, Kmart indicated that it will reorganize on a fast-track basis and has targeted emergence from chapter 11 in 2003.

     Borders Group, Inc. ("BGI"), is a leading global retailer of books, music, video and other information and entertainment items. BGI is the parent company of Borders, Inc., which operates over 360 Borders domestic superstores, 22 international Borders stores and 36 Books etc. locations. In addition, BGI owns Walden Book Company, Inc., which has approximately 850 Waldenbooks stores in malls, shopping centers and airports across the country. The Company derived approximately 22% of its base rental income for the year ended December 31, 2001 from, and approximately 28% of the Company's future minimum rentals are attributable to, Borders.

         Walgreen is a leader of the U.S. chain drugstore industry and operates over 3,600 stores in 43 states and Puerto Rico. The Company derived approximately 17% of its base rental income for the year ended December 31, 2001 from, and approximately 26% of the Company's future minimum rentals are attributable to, Walgreen.

LEASE EXPIRATIONS

     The following table shows lease expirations for the next 10 years for the Company's community shopping centers and wholly-owned free-standing properties, assuming that none of the tenants exercise's renewal options.

                                    December 31, 2001
                                    -----------------
                       Gross Lesable Area      Annualized Base Rent
             Number    ------------------      --------------------
Expiration   of Leases  Square    Percent                 Percent
   Year      Expiring   Footage   of Total     Amount     of Total
------------------------------------------------------------------

2002           16       246,359     7.94%    $1,595,573      7.18%

2003           23       187,592     6.04        951,752      4.28

2004           14        69,100     2.23        536,250      2.41

2005           24       190,217     6.13      1,155,787      5.20

2006           29       165,889     5.34      1,263,236      5.68

2007            8        47,570     1.53        314,420      1.41

2008            3       169,942     5.47        555,935      2.50

2009            2       142,790     4.60        542,414      2.44

2010            5       206,735     6.66      1,176,729      5.29

2011            9       316,718    10.21      1,724,096      7.77
              ---------------------------------------------------

Total         133     1,742,912    56.15%    $9,816,192     44.16%
              ---------------------------------------------------



     Leases on the seven Joint Venture Properties are for an initial term through October 16, 2002. In the event a refinancing of any of these Properties is consummated, Borders is required to enter into a twenty year net lease with a fixed lease rate.


ITEM 3.  LEGAL PROCEEDINGS


     The Company is not presently involved in any litigation nor, to management's knowledge, is any litigation threatened against the Company, except for routine litigation arising in the ordinary course of business which is expected to be covered by the Company's liability insurance.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matter was submitted to a vote of security holders during the fourth quarter of 2001.

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


                                                                            Dividends per
Market Information                          High               Low           Common Share
------------------                          ----               ---           ------------

Quarter Ended
  March 31, 2000                           $14.375           $13.063            $0.46
  June 30, 2000                            $16.937           $12.875            $0.46
  September 30, 2000                       $17.375           $13.750            $0.46
  December 31, 2000                        $15.063           $13.625            $0.46

  March 31, 2001                            $17.50            $14.12            $0.46
  June 30, 2001                             $20.05            $16.20            $0.46
  September 30, 2001                        $20.60            $17.15            $0.46
  December 31, 2001                         $19.75            $17.85            $0.46



     At December 31, 2001, there were 4,416,869 shares of the Company's Common Stock issued and outstanding which were held by approximately 250 stockholders of record. The stockholders of record do not reflect persons or entities who held their shares in nominee or "street" name.

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

     During the year ended December 31, 2001, there were no sales of unregistered securities by the Company, except the grant, under the Company's 1994 Stock Incentive Plan (the "Plan"), of 27,291 shares of restricted stock to certain employees of the Company. The transfer restrictions on such shares lapse in equal annual installments over a five-year period from the date of the grant, but the holder thereof is entitled to receive dividends on all such shares from the date of the grant. On January 1, 2001 the Company redeemed 5,091 shares of restricted stock previously issued under the Plan.

ITEM 6.        SELECTED FINANCIAL DATA

         The following table sets forth selected financial information for the Company on a historical basis and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere in this Form 10-K. The balance sheet data for the periods ended December 31, 1997 through December 31, 2001 and operating data for each of the periods presented were derived from the audited financial statements of the Company.

                                                                (In thousands, except per share information)



                                                    Year            Year             Year             Year             Year
                                                   Ended            Ended            Ended            Ended            Ended
                                                  Dec 31,          Dec 31,          Dec 31,          Dec 31,          Dec 31,
Operating Data                                      2001            2000             1999             1998             1997
-------------------------------------------------------------------------------------------------------------------------------
Total Revenue                                    $  24,679        $  23,730        $  21,931        $  19,674        $  18,234
                                               --------------------------------------------------------------------------------

Expenses
  Property expense (1)                               3,925            3,775            3,512            3,050            2,785
  General and administrative                         1,807            1,557            1,425            1,170            1,107
  Interest                                           6,720            7,045            5,771            5,231            5,552
  Depreciation and amortization                      3,845            3,689            3,436            3,073            2,782
                                               --------------------------------------------------------------------------------
        Total Expenses                              16,297           16,066           14,144           12,524           12,226
                                               --------------------------------------------------------------------------------

Other Income (Expense) (2)                             913              522               69              168              155
                                               --------------------------------------------------------------------------------
Income  before extraordinary
  item and minority interest                         9,295            8,186            7,856            7,318            6,163
Extraordinary Item - Early
  Extinguishment of Debt                                 -                -                -             (319)               -
                                               --------------------------------------------------------------------------------
Income  before Minority Interest                     9,295            8,186            7,856            6,999            6,163
Minority Interest                                    1,230            1,088            1,050              912              943
                                               --------------------------------------------------------------------------------
Net Income                                       $   8,065        $   7,098        $   6,806        $   6,087        $   5,220
                                               ================================================================================

Funds from Operations (3)                        $  13,158        $  12,257        $  12,093        $  11,055        $   9,581
                                               ================================================================================
Number of Properties                                    47               45               42               39               34
                                               ================================================================================
Number of Square Feet                                3,556            3,526            3,468            3,411            3,103
                                               ================================================================================
Per Share Data
-----------------------------------------------
Net income (4)                                   $    1.83        $    1.61        $    1.56        $    1.40        $    1.41
                                               ================================================================================
Cash dividends                                   $    1.84        $    1.84        $    1.84        $    1.84        $    1.82
                                               ================================================================================
Weighted average of common
  shares outstanding                                 4,417            4,396            4,365            4,346            3,695
                                               ================================================================================

Balance Sheet Data
Real Estate
  (before accumulated depreciation)              $ 196,486        $ 191,048        $ 179,858        $ 166,921        $ 142,748
Total Assets                                     $ 167,511        $ 166,052        $ 158,196        $ 149,648        $ 130,492
Total debt, including accrued interest           $ 105,946        $ 104,407        $  95,762        $  85,650        $  65,419

-----------------------------------------------

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

OVERVIEW

         The Company was established to continue to operate and expand the retail property business of its predecessors. The Company commenced its operations in April 1994. The assets of the Company are held by, and all operations are conducted through, Agree Limited Partnership (the "Operating Partnership"), of which the Company is the sole general partner and held an 86.77% interest as of December 31, 2001. The Company is operating so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

         The Company has entered into sixteen (16) leases with Kmart Corporation. Thirteen (13) of the Kmart stores are anchors in the Company's Community Shopping Centers and three (3) Kmart stores are free-standing properties. Kmart Corporation and 37 of its U.S. subsidiaries have filed voluntary petitions for reorganization under chapter 11 of the U.S. Bankruptcy Code. Kmart has outlined certain strategic, operational and financial initiatives that it intends to continue or implement during the reorganization process. One of its initiatives is to evaluate the performance of every store and terms of every lease in its portfolio, with the objective of closing unprofitable or underperforming stores.

         The Kmart stores in the Company's Portfolio provide 24% of the Company's Annual Base Rent as of December 31, 2001. Seven of the Kmart stores pay percentage rent in addition to their minimum rent. All Kmart stores in the Company's Portfolio are open and operating as Kmart discount stores.

         On March 8, 2002, Kmart announced that it intends to close 284 under-performing stores as part of its initial Chapter 11 financial objectives review. None of the Company's Kmart stores were included in this initial list of stores to be closed. However, there can be no assurance that Kmart won't announce additional store closings in the future which may include some of the Company's stores.

         The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included elsewhere in this Form 10-K.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

         Minimum rental income increased $858,000, or 4%, to $21,722,000 in 2001, compared to $20,864,000 in 2000. The increase was primarily the result of the development of three Properties in 2000 and two Properties in 2001.

         Percentage rental income increased $112,000, or 37%, to $413,000 in 2001, compared to $301,000 in 2000. The increase was the result of increased tenant sales.

         Operating cost reimbursement, which represents additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of property operating expenses, decreased $19,000, or 1%, to $2,503,000 in 2001, compared to $2,522,000 in 2000. Operating cost reimbursement decreased due to the decrease in the reimbursable property operating expenses.

         Management fees and other income decreased $2,000, or 5%, to $41,000 in 2001, compared to $43,000 in 2000. The decrease was the result of a reduction in management fees.

         Real estate taxes increased $25,000, or 1%, to $1,752,000 in 2001 compared to $1,727,000 in 2000. The increase is the result of general assessment increases on the Properties.

         Property operating expenses increased $69,000, or 5%, to $1,433,000 in 2001 compared to $1,364,000 in 2000. The increase was the result of additional property expenses and major roof repairs of $166,000; decreased snow removal costs of ($164,000); an increase in shopping center maintenance costs of $54,000; an increase in utility costs of $4,000; and an increase in insurance costs of $9,000 in 2001 versus 2000.

         Land lease payments increased $54,000, or 8%, to $739,000 in 2001 compared to $685,000 in 2000 as a result of the Company leasing land for its Petoskey, Michigan development completed in 2000.

         General and administrative expenses increased $250,000, or 16%, to $1,807,000 in 2001 compared to $1,557,000 in 2000. The increase was primarily the result of an increase in compensation related expenses, general increases in professional fees and an potential $50,000 bad debt charge relating to amounts due from Kmart. General and administrative expenses as a percentage of rental income increased from 7.4% for 2000 to 8.2% for 2001.

         Depreciation and amortization increased $155,000, or 4%, to $3,845,000 in 2001 compared to $3,690,000 in 2000. The increase was the result of the development of five Properties in 2000 and 2001.

         Interest expense decreased $325,000, or 5%, to $6,720,000 in 2001, from $7,045,000 in 2000. The decrease in interest expense was the result of decreased interest rates on variable rate notes payable.

         Equity in net income of unconsolidated entities increased $172,000 to $694,000 in 2001 compared to $522,000 in 2000 as a result of depreciation expense no longer being allocated to the Company pursuant to the joint venture agreements in which the Company holds interests in properties ranging from 8% to 20%.

         The Company recognized a gain on the sale of an asset in the amount of $219,000 in 2001. There was no such gain in 2000.

         The Company's income before minority interest increased $1,110,000, or 14%, to $9,295,000 in 2001, from $8,186,000 in 2000 as a result of the foregoing factors.

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

         Operating cost reimbursement increased $70,000, or 3%, to $2,522,000 in 2000, compared to $2,452,000 in 1999. Operating cost reimbursement increased due to the increase in real estate taxes and property operating expenses from 1999 to 2000, as explained below.

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

         Interest expense increased $1,274,000, or 22%, to $7,045,000 in 2000, compared to $5,771,000 in 1999. The increase in interest expense was the result of the Company's additional borrowing to finance its development of properties and increased rates on variable rate notes payable.

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

         The following table illustrates the calculation of FFO for the years-ended December 31, 2001, 2000 and 1999:

                                                  Year ended December 31,
                                    --------------------------------------------------
                                         2001                2000            1999
                                    --------------------------------------------------
Income before minority interest      $9,295,472          $ 8,185,808      $ 7,856,901
Depreciation of real estate assets    3,747,065            3,589,757        3,349,739
Amortization of leasing costs            68,241               73,723           67,090
Amortization of stock awards            266,252              236,126          193,972
Depreciation of real estate assets
  held in unconsolidated entities             -              171,980          666,579
Gain on sale of assets                 (218,543)                   -                -
Development fee income                        -                    -          (40,873)
                                    --------------------------------------------------
Funds from Operations               $13,158,487          $12,257,394      $12,093,408
                                    --------------------------------------------------

Weighted average shares and
  OP Units outstanding                5,090,416            5,069,353        5,038,414
                                    --------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal demands for liquidity are distributions to its stockholders, debt repayment, development of new properties and future property acquisitions.

         During the quarter ended December 31, 2001, the Company declared a quarterly dividend of $.46 per share. The dividend was paid on January 4, 2002 to holders of record on December 21, 2001.

         As of December 31, 2001, the Company had total mortgage indebtedness of $69,209,337 with a weighted average interest rate of 6.91%. Future scheduled annual maturities of mortgages payable for the years ending December 31 are as follows: 2002 - $1,993,539; 2003 -

$2,204,823; 2004 - $2,361,681; 2005 - $30,666,041; 2006 - $1,648,114. The
mortgage debt is all fixed rate debt.

         In addition, the Operating Partnership has in place a $50 million line of credit facility (the "Credit Facility") which is guaranteed by the Company. The Credit Facility matures in August 2003 and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the lender's prime rate, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Properties which are not otherwise encumbered and properties to be acquired or developed. As of December 31, 2001, $18,158,232 was outstanding under the Credit Facility bearing a weighted average interest rate of 3.23%.

         The Company also has in place a $5 million line of credit (the "Line of Credit"), which matures on April 30, 2002, and which the Company expects to renew for an additional 12-month period. The Line of Credit bears interest at the lender's prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. The purpose of the Line of Credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of December 31, 2001, $1,800,000 was outstanding under the Line of Credit bearing a weighted average interest rate of 3.85%.

         The Company's wholly-owned subsidiaries have obtained construction financing of approximately $16,100,000 to fund the development of four retail properties. The notes require quarterly interest payments, based on a weighted average interest rate based on LIBOR, computed by the lender. The notes mature on October 16, 2002 and are secured by the underlying land and buildings. As of December 31, 2001, $14,896,962 was outstanding under these notes.

         The Company has received funding from an unaffiliated third party for the construction of certain of its Properties. Advances under this arrangement bear no interest. The advances are secured by the specific land and buildings being developed. As of December 31, 2001, $1,663,240 was outstanding under this arrangement.

         The Company has one development project under construction that will add an additional 14,490 square feet of GLA to the Company's portfolio. The project was completed during the first quarter of 2002. Additional Company funding required for this project is estimated to be $1,115,000 and will come from the Credit Facility.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In October 2001, the Financial Accounting Stands Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

         SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superceded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively.

         The Company does not expect that the adoption of this standard will have a material impact on its results of operations and financial position.

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

         Mortgages payable - As of December 31, 2001 the Company had four mortgages outstanding. The first mortgage in the amount of $31,713,595 bears interest at 7.00%. The mortgage matures on November 15, 2005. The second mortgage in the amount of $7,082,202 bears interest at 7.00%.

The mortgage matures on April 1, 2013 and is subject to a rate review after the 7th year (April 1, 2006). The third mortgage in the amount of $11,413,540 bears interest at 6.63%. The mortgage matures on February 5, 2017. The fourth mortgage in the amount of $19,000,000 bears interest at 6.90%. The mortgage matures on January 1, 2020.

         Construction loans - As of December 31, 2001 the Company had Construction loans outstanding of $14,896,962. Under the terms of the construction loans the Company bears no interest rate risk.

         Notes payable - As of December 31, 2001 the Company had $19,958,232 outstanding on its Secured and Unsecured Lines-of-Credit all of which had a variable interest rate, based on LIBOR.

         The Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure.

         A 10% adverse change in interest rates on the portion of the Company's debt bearing interest at variable rates would result in an increase in interest expense of approximately $80,000.

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

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 13, 2002.

ITEM 11.       EXECUTIVE COMPENSATION

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 13, 2002.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

      Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 13, 2002.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 13, 2002.

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

10.14 Second amendment to amended and restated $5 million business Loan agreement dated October 19, 1998 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

10.15  +       Employment Agreement, dated July 1, 1999, by and between the
               Company, and Richard Agree (incorporated by reference to exhibit
               10.5 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1999 (the "June 1999 Form 10-Q"))

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

10.22  +       Employment Agreement, dated January 10, 2000, by and between the Company, and David J. Prueter (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000

10.23 Third amendment to $50 million line-of-credit agreement dated August 7, 2000 among Agree Realty Corporation and Michigan National Bank, as agent (incorporated by reference To exhibit
               10.1 to the Company's Quarterly report on Form 10-Q for the period ended September 30, 2000)

10.24 Fourth amendment to amended and restated $5 million business Loan agreement dated February 19, 2001 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K"))

10.25  *       Mortgage dated as of December 20, 2001, by Agree Limited
               Partnership to and in favor of Nationwide Life Insurance Company

21.1   *       Subsidiaries of Agree Realty Corporation

23     *       Consent of BDO Seidman, LLP


--------------------------------------------------------------------------------

    *          Filed herewith

    +          Management contract or compensatory plan or arrangement

  (b) Reports on Form 8-K

               No reports on form 8-K were filed by the Company during the quarter ending December 31, 2001

                                   SIGNATURES


         PURSUANT to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AGREE REALTY CORPORATION


                                   By: /s/ Richard Agree
                                       -------------------------------
                                   Name:  Richard Agree
                                          President and Chairman of the
                                             Board of Directors
                                   Date:  March 22, 2002

         PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22rd day of March 2002.


By:        /s/ Richard Agree               By:    /s/ Farris G. Kalil
           --------------------------             ---------------------
           Richard Agree                          Farris G. Kalil
           President and Chairman of the          Director
             Board of Directors
           (Principal Executive Officer)

                                           By:    /s/ Michael Rotchford
                                                  ---------------------
                                                  Michael Rotchford
                                                  Director
By:        /s/ Kenneth R. Howe
           -------------------------
           Kenneth R. Howe
           Vice President, Finance         By:    /s/ Ellis G. Wachs
             and Secretary                        ----------------------
           (Principal Financial and               Ellis G. Wachs
             Accounting Officer)                  Director


                                           By:    /s/ Gene Silverman
                                                  ------------------
                                                  Gene Silverman
                                                  Director

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


           NOTES TO FINANCIAL STATEMENTS                                     F-9


           SCHEDULE III - Real Estate and Accumulated Depreciation          F-22

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Owners of
Agree Realty Corporation
Farmington Hills, Michigan

We have audited the accompanying consolidated balance sheets of Agree Realty Corporation (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. We have also audited the schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agree Realty Corporation at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.





                                                                BDO SEIDMAN, LLP

Troy, Michigan
February 8, 2002

                                                        AGREE REALTY CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS





December 31,                                                     2001            2000
--------------------------------------------------------------------------------------
ASSETS

REAL ESTATE INVESTMENTS (Notes 3, 4 and 5)
   Land                                                 $  46,838,530   $  45,028,679
   Buildings                                              148,283,359     143,474,205
   Property under development                               1,363,939       2,545,018
--------------------------------------------------------------------------------------

                                                          196,485,828     191,047,902
   Less accumulated depreciation                          (33,634,461)    (29,907,682)
--------------------------------------------------------------------------------------

NET REAL ESTATE INVESTMENTS                               162,851,367     161,140,220

CASH AND CASH EQUIVALENTS                                   1,101,861       1,119,072

ACCOUNTS RECEIVABLE - TENANTS, net of allowance of
   $50,000 and $-0- for possible losses                       666,749         741,565

INVESTMENTS IN AND ADVANCES TO
   UNCONSOLIDATED ENTITIES                                    255,203         266,449

UNAMORTIZED DEFERRED EXPENSES
   Financing costs                                          1,355,864       1,476,100
   Leasing costs                                              352,441         310,424

OTHER ASSETS                                                  927,861         998,260
--------------------------------------------------------------------------------------

                                                        $ 167,511,346   $ 166,052,090
======================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS





December 31,                                                         2001           2000
-----------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

MORTGAGES PAYABLE (Note 3)                                  $  69,209,337  $  52,119,770

CONSTRUCTION LOANS (Note 4)                                    16,560,202     16,614,002

NOTES PAYABLE (Note 5)                                         19,958,232     35,358,232

DIVIDENDS AND DISTRIBUTIONS PAYABLE (Note 6)                    2,341,591      2,331,379

ACCRUED INTEREST PAYABLE                                          218,598        314,607

ACCOUNTS PAYABLE
   Capital expenditures                                           598,362      1,110,673
   Operating                                                    1,244,950      1,017,493

TENANT DEPOSITS                                                    50,020         51,240
-----------------------------------------------------------------------------------------

TOTAL LIABILITIES                                             110,181,292    108,917,396
-----------------------------------------------------------------------------------------

MINORITY INTEREST (Note 7)                                      5,698,101      5,707,608
-----------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (Note 6)
   Common stock, $.0001 par value; 20,000,000
     shares authorized; 4,416,869 and 4,394,669
     shares issued and outstanding                                    442            440
   Additional paid-in capital                                  63,937,682     63,632,433
   Deficit                                                    (11,724,832)   (11,663,446)
-----------------------------------------------------------------------------------------

                                                               52,213,292     51,969,427
Less: unearned compensation - restricted stock (Note 10)         (581,339)      (542,341)
-----------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                     51,631,953     51,427,086
-----------------------------------------------------------------------------------------

                                                            $ 167,511,346  $ 166,052,090
=========================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                               CONSOLIDATED STATEMENTS OF INCOME





Year Ended December 31,                                       2001             2000             1999
-------------------------------------------------------------------------------------------------------

REVENUES
   Minimum rents                                      $ 21,722,471     $ 20,864,329     $ 19,219,219
   Percentage rents                                        413,058          301,474          217,475
   Operating cost reimbursement                          2,502,866        2,521,947        2,452,208
   Management fees and other (Note 8)                       40,573           42,695           41,838
-------------------------------------------------------------------------------------------------------

TOTAL REVENUES                                          24,678,968       23,730,445       21,930,740
-------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Real estate taxes                                     1,752,402        1,726,751        1,700,850
   Property operating expenses                           1,433,449        1,363,663        1,268,559
   Land lease payments                                     738,960          685,043          541,993
   General and administrative                            1,806,709        1,556,817        1,424,602
   Depreciation and amortization                         3,844,520        3,689,526        3,435,711
-------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                 9,576,040        9,021,800        8,371,715
-------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                  15,102,928       14,708,645       13,559,025
-------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense                                     (6,720,318)      (7,045,176)      (5,770,736)
   Equity in net income of unconsolidated entities         694,319          522,339           27,739
   Gain on sale of assets                                  218,543                -                -
   Development fee income                                        -                -           40,873
-------------------------------------------------------------------------------------------------------

TOTAL OTHER EXPENSE                                     (5,807,456)      (6,522,837)      (5,702,124)
-------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST                          9,295,472        8,185,808        7,856,901

MINORITY INTEREST                                        1,229,819        1,087,921        1,050,496
-------------------------------------------------------------------------------------------------------

NET INCOME                                            $  8,065,653     $  7,097,887     $  6,806,405
=======================================================================================================

EARNINGS PER SHARE (Note 2)                           $      1.83      $       1.61     $       1.56
=======================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                  Common Stock                Additional                               Unearned
                                         -------------------------------         Paid-In                         Compensation -
                                                Shares         Amount            Capital            Deficit    Restricted Stock
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 1999                     4,346,313          $ 435       $ 62,873,987       $ (9,448,351)      $    (377,341)

Issuance of shares under the Stock
   Incentive Plan                               18,554              1            343,248                  -            (327,450)
Vesting of restricted stock                          -              -                  -                  -             193,972
Dividends declared, $1.84 per share                  -              -                  -         (8,031,356)                  -
Net income                                           -              -                  -          6,806,405                   -
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1999                   4,364,867            436         63,217,235        (10,673,302)           (510,819)

Issuance of shares under the Stock
   Incentive Plan                               33,802              4            471,198                  -            (267,648)
Shares redeemed under the Stock
   Incentive Plan                               (4,000)             -            (56,000)                 -                   -
Vesting of restricted stock                          -              -                  -                  -             236,126
Dividends declared, $1.84 per share                  -              -                  -         (8,088,031)                  -
Net income                                           -              -                  -          7,097,887                   -
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2000                   4,394,669            440         63,632,433        (11,663,446)           (542,341)

Issuance of shares under the Stock
   Incentive Plan                               27,291              2            375,249                  -            (305,250)
Shares redeemed under the Stock
   Incentive Plan                               (5,091)             -            (70,000)                 -                   -
Vesting of restricted stock                          -              -                  -                  -             266,252
Dividends declared, $1.84 per share                  -              -                  -         (8,127,039)                  -
Net income                                           -              -                  -          8,065,653                   -
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2001                   4,416,869          $ 442       $ 63,937,682       $(11,724,832)      $    (581,339)
=================================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS





Year Ended December 31,                                                2001            2000           1999
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $  8,065,653   $   7,097,887  $   6,806,405
   Adjustments to reconcile net income to net
     cash provided by operating activities
       Depreciation                                               3,767,240       3,602,678      3,350,133
       Amortization                                                 454,196         453,094        448,767
       Stock-based compensation                                     266,252         236,126        193,972
       Gain on sale of assets                                      (218,543)              -              -
       Equity in net income of unconsolidated entities             (694,319)       (522,339)       (27,739)
       Minority interests                                         1,229,819       1,087,921      1,050,496
       Decrease (increase) in accounts receivable                    74,816        (176,432)        79,919
       Increase in other assets                                     (29,313)       (306,780)        (6,955)
       Increase in accounts payable                                 227,457         161,607        134,401
       Increase (decrease) in accrued interest                      (96,009)        (30,268)        26,513
       Increase (decrease) in tenant deposits                        (1,220)           (833)         3,467
------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        13,046,029      11,602,661     12,059,379
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of real estate investments (including
     capitalized interest of $165,800 in 2001,
     $394,400 in 2000 and  $452,000 in 1999)                     (4,839,564)    (10,079,123)   (11,621,507)
   Distributions from unconsolidated entities                       694,319         694,320        702,226
   Proceeds from sale of assets                                     280,000               -              -
------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                            (3,865,245)     (9,384,803)   (10,919,281)
------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS





Year Ended December 31,                                            2001             2000            1999
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Mortgage proceeds                                      $  19,000,000     $    500,000    $ 12,390,135
   Line-of-credit net borrowings (payments)                 (15,400,000)       8,200,000      (8,000,000)
   Dividends and limited partners' distributions paid        (9,356,153)      (9,313,647)     (9,262,149)
   Payments of mortgages payable                             (1,910,433)      (1,316,801)       (752,858)
   Payments of payables for capital expenditures             (1,040,672)      (1,112,043)     (1,428,718)
   Payments for financing costs                                (256,679)        (254,949)       (417,146)
   Payments of leasing costs                                   (110,258)        (101,518)        (47,025)
   Redemption of restricted stock                               (70,000)         (56,000)              -
   Payment on construction loans                                (53,800)               -               -
   Proceeds from construction loans                                   -        1,291,931       6,447,745
----------------------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                        (9,197,995)      (2,163,027)     (1,070,016)
----------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                         (17,211)          54,831          70,082

CASH AND CASH EQUIVALENTS, beginning of year                  1,119,072        1,064,241         994,159
----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                    $   1,101,861     $  1,119,072    $  1,064,241
==========================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest (net of amounts capitalized)    $   6,486,219     $  6,718,068    $  5,395,192
==========================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
   Dividends and limited partners' distributions
     declared and unpaid                                  $   2,341,591     $  2,331,379    $  2,317,670
   Real estate investments financed with accounts
     Payable                                              $     598,362     $  1,110,673    $  1,315,597
   Shares issued under Stock Incentive Plan               $     375,251     $    471,202    $    343,249
==========================================================================================================


                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    THE COMPANY               Agree Realty Corporation (the "Company") is a
                                self-administered, self-managed real estate investment trust which develops, acquires, owns and operates properties which are primarily leased to national and regional retail companies under net leases. At December 31, 2001, the Company's properties are comprised of fourteen shopping centers and twenty-six single tenant retail facilities located in thirteen states. In addition, the Company owns joint venture interests ranging from 8% to 20% in seven free-standing retail properties. During the year ended December 31, 2001, approximately 95% of the Company's base rental revenues were received from national and regional tenants under long-term leases, including approximately 24% from Kmart Corporation, 22% from Borders, Inc.
                                and 17% from Walgreen Co.

2.    SUMMARY OF SIGNIFICANT    PRINCIPLES OF CONSOLIDATION
      ACCOUNTING POLICIES
                                The consolidated financial statements of Agree
                                Realty Corporation include the accounts of the Company, its majority-owned partnership, Agree
                                Limited Partnership (the "Operating
                                Partnership"), and its wholly-owned
                                subsidiaries. The Company controlled, as the sole general partner, 86.77% and 86.71% of the Operating Partnership as of December 31, 2001 and 2000, respectively. All material intercompany accounts and transactions are eliminated.

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

                                VALUATION OF LONG-LIVED ASSETS

                                Long-lived assets such as real estate
                                investments are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required through December 31, 2001.

                                REAL ESTATE INVESTMENTS

                                Real estate assets are stated at cost less accumulated depreciation. All costs related to planning, development and construction of buildings prior to the date they become operational, including interest and real estate taxes during the construction period, are capitalized for financial reporting purposes and recorded as "Property under development" until construction has been completed. As of December 31, 2001, the cost to complete the properties under development is approximately $1,115,000.

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

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                MINORITY INTEREST

                                This amount represents the limited partners' interest ("OP Units") of 13.23% and 13.29% (convertible into 673,547 shares) in the Operating Partnership as of December 31, 2001 and 2000, respectively.

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

                                INCOME TAXES

                                The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and began operating as such on April 22, 1994. As a result, the Company is not subject to federal income taxes to the extent that it distributes annually at least 90% of its taxable income to its shareholders and satisfies certain other requirements defined in the Code. Accordingly, no provision was made for federal income taxes in the accompanying consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                The Company declared dividends of $1.84 per share during the years ended December 31, 2001, 2000, and 1999; the dividends have been reflected for federal income tax purposes as follows:

                                December 31,                            2001           2000            1999
                                ============================================================================

                                Ordinary income                    $    1.76      $    1.52      $     1.44
                                Return of capital                        .08            .32             .40
                                ----------------------------------------------------------------------------

                                TOTAL                              $    1.84      $    1.84      $     1.84
                                ============================================================================


                                The aggregate federal income tax basis of Real Estate Investments is approximately $18.5 million less than the financial statement basis.

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

                                The following table sets forth the computation of basic and diluted earnings per share:

                                December 31,                                         2001            2000         1999
                                =======================================================================================
                                NUMERATOR
                                  Net income                                    $ 8,065,653    $ 7,097,887  $ 6,806,405
                                  Income allocated to minority interests          1,229,819      1,087,921    1,050,496
                                ---------------------------------------------------------------------------------------

                                NUMERATOR FOR BASIC AND DILUTED
                                  EARNINGS PER SHARE - INCOME
                                  AVAILABLE TO SHAREHOLDERS AFTER
                                  ASSUMED CONVERSIONS                           $ 9,295,472    $ 8,185,808  $ 7,856,901
                                =======================================================================================

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                December 31,                                           2001        2000          1999
                                ======================================================================================
                                 DENOMINATOR
                                   Weighted average shares outstanding            4,416,869    4,395,806    4,364,867
                                   Weighted average OP Units
                                 outstanding,                                       673,547      673,547      673,547
                                      Assuming conversion
                                --------------------------------------------------------------------------------------

                                 DENOMINATOR FOR BASIC EARNINGS PER
                                  SHARE - ADJUSTED WEIGHTED AVERAGE
                                  SHARES AND ASSUMED CONVERSIONS                  5,090,416    5,069,353    5,038,414

                                 EMPLOYEE STOCK OPTIONS                                   -           -             -
                                --------------------------------------------------------------------------------------

                                 DENOMINATOR FOR DILUTED EARNINGS PER
                                  SHARE                                           5,090,416    5,069,353    5,038,414
                                ======================================================================================


                                Options to purchase shares of common stock were outstanding (see Note 9) but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, any additional shares would be anti-dilutive.

                                RECENT ACCOUNTING PRONOUNCEMENTS

                                In October 2001, the Financial Accounting
                                Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

                                SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively.

                                The Company does not expect that the adoption of this standard will have a material impact on its results of operations and financial position.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    MORTGAGES PAYABLE           Mortgages payable consisted of the following:

                                  December 31,                                              2001               2000
                                  ==================================================================================
                                  Note payable in monthly installments
                                   of $249,750 including interest at 7.0% per
                                   annum, with the remaining balance due
                                   November 2005; collateralized by related real
                                   estate and tenants' leases                       $  31,713,595      $  32,462,433

                                  Note payable in monthly installments
                                   of $153,838 including interest at 6.90% per
                                   annum, with the remaining balance due January
                                   2020; collateralized by related real estate
                                   and tenants' leases                                 19,000,000                  -

                                  Note payable in monthly installments
                                   of $99,598 including interest at 6.63% per
                                   annum, with the remaining balance due
                                   February 2017; collateralized by related real
                                   estate and tenants' leases                          11,413,540         11,836,651

                                  Note payable in monthly installments
                                   of $61,948 including interest at 7.0% per
                                   annum (with rate to be modified to prevailing
                                   interest rate in December 2005),
                                   collateralized by related real estate and
                                   tenants' leases, final balloon installment
                                   scheduled to be due April 2013                       7,082,202          7,320,686

                                  Other, repaid in 2001                                         -            500,000
                                  ----------------------------------------------------------------------------------

                                   TOTAL                                            $  69,209,337      $  52,119,770
                                  ==================================================================================

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                             Future scheduled annual maturities of mortgages payable for years ending December 31 are as follows: 2002 - $1,993,539; 2003 - $2,204,823; 2004
                             - $2,361,681; 2005 - $30,666,041; 2006 -
                             $1,648,114; and $30,335,139 thereafter.

4.    CONSTRUCTION LOANS     The Company's wholly-owned subsidiaries have
                             obtained construction financing totalling approximately $16,100,000, which is available to fund the development of four retail properties.
                             Quarterly interest payments are made based on LIBOR. The notes mature on October 16, 2002 and are secured by the related land and buildings. The
                             Company owed $14,896,962 for these loans at December 31, 2001 and 2000.

                             The Company has also received funding from an unaffiliated third party for certain of its single tenant retail properties. Borrowings under this arrangement bear no interest. The advances are secured by the specific land and buildings being developed. The Company owed $1,663,240 and $1,717,040 for these advances as of December 31, 2001 and 2000, respectively.

5.    NOTES PAYABLE          The Operating Partnership has in place a $50
                             million line-of-credit agreement which is guaranteed by the Company. The agreement expires in August 2003 and can be extended, solely at the option of the Operating Partnership, for an additional three years. Advances under the Credit
                             Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the bank's prime rate, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company's Properties which are not otherwise encumbered and properties to be acquired or developed. At December 31, 2001 and 2000, $18,158,232 and $33,158,232,
                             respectively, was outstanding under this facility.

                             In addition, the Company maintains a $5,000,000 line-of-credit agreement with a bank. Monthly interest payments are required, either at the bank's prime rate less 50 basis points, or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. At December 31, 2001 and 2000, $1,800,000 and $2,200,000, respectively, was outstanding under this agreement.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




6.    DIVIDENDS AND              On December 10, 2001 the Company declared a
      DISTRIBUTIONS PAYABLE      dividend of $.46 per share for the quarter
                                 ended December 31, 2001; approximately 4% percent of the dividend represented a return of capital. The holders of OP Units were entitled to an equal distribution per OP Unit held as of December 31, 2001. The dividends and distributions payable are recorded as liabilities in the Company's balance sheet at December 31, 2001. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners' minority interest. These amounts were paid on January 4, 2002.

7.    MINORITY INTEREST          The following summarizes the changes in
                                 minority interest since January 1, 1999:



                                 MINORITY INTEREST AT JANUARY 1, 1999                         $     6,047,843
                                 Minority interests' share of income for the year                   1,050,496
                                 Distributions for the year                                        (1,239,327)
                                 -----------------------------------------------------------------------------

                                 MINORITY INTEREST AT DECEMBER 31, 1999                             5,859,012
                                 Minority interests' share of income for the year                   1,087,921
                                 Distributions for the year                                        (1,239,325)
                                 -----------------------------------------------------------------------------

                                 MINORITY INTEREST AT DECEMBER 31, 2000                             5,707,608
                                 Minority interests' share of income for the year                   1,229,819
                                 Distributions for the year                                        (1,239,326)
                                 -----------------------------------------------------------------------------

                                 MINORITY INTEREST AT DECEMBER 31, 2001                       $     5,698,101
                                 -----------------------------------------------------------------------------



8.    RELATED PARTY              The Company currently manages certain
      TRANSACTIONS               additional properties which are owned by
                                 certain officers and directors of the Company, but are not included in the consolidated financial statements. Income related to these activities is reflected as "Management fees and other" in the accompanying consolidated statements of income.

9.    STOCK INCENTIVE PLAN       The Company has established a stock incentive
                                 plan (the "Plan") under which options were granted in April 1994. The options, which have an exercise price equal to the initial public offering price ($19.50/share), can be exercised in increments of 25% on each anniversary of the date of the grant, and expire upon employment termination. All 23,275 options outstanding were exercisable at December 31, 2001 and 2000.
                                 No options were exercised during either 2001 or 2000.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                 The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." However, since no compensation cost would have been recognized pursuant to SFAS No. 123 under the Plan in 2001, 2000 or 1999, there is no effect on the Company's net income for these years.

10.   UNEARNED COMPENSATION -    As part of the Company's stock incentive plan,
      RESTRICTED STOCK           restricted common shares are granted to certain
                                 employees. The restricted shares vest in increments of 20% per year for five years. Plan participants are entitled to receive the quarterly dividends on their respective restricted shares. The following table summarizes the restricted shares for the years ended December 31, 2001, 2000 and 1999:

                                                                                       2001        2000         1999
                                 =====================================================================================

                                 Restricted shares outstanding January 1            115,134      85,332       66,778
                                 Restricted  shares  granted  during the             27,291      33,802       18,554
                                   year
                                 Restricted shares redeemed during the
                                   year                                              (5,091)     (4,000)           -
                                 -------------------------------------------------------------------------------------

                                 Restricted shares outstanding
                                  December 31                                       137,334     115,134       85,332
                                 -------------------------------------------------------------------------------------

                                 COMPENSATION EXPENSE RECORDED RELATED
                                  TO RESTRICTED COMMON SHARES                     $ 266,252   $ 236,126    $ 193,972
                                ======================================================================================



11.   PROFIT-SHARING PLAN        The Company has a discretionary profit-sharing
                                 plan whereby it contributes to the plan such amounts as the Board of Directors of the Company determines. The participants in the plan cannot make any contributions to the plan.
                                 Contributions to the plan are allocated to the employees based on their percentage of compensation to the total compensation of all employees for the plan year. Participants in the plan become fully vested after six years of service. No contributions were made to the plan in 2001, 2000 or 1999.

12.   RENTAL INCOME              The Company leases premises in its properties
                                 to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years. The majority of leases provide for additional rents based on tenants' sales volume.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 As of December 31, 2001, the future minimum revenues for the next five years from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows (in thousands):



                 2002                                            $   21,941
                 2003                                                21,095
                 2004                                                20,285
                 2005                                                19,630
                 2006                                                18,296
                 Thereafter                                         156,465
                 ----------------------------------------------------------

                 TOTAL                                           $  257,712
                 ----------------------------------------------------------

                 Of these future minimum rentals, approximately 24% of the total is attributable to Kmart Corporation, approximately 28% is attributable to Borders, Inc. and approximately 26% is attributable to Walgreen Company. Kmart's principal business is general merchandise retailing through a chain of discount department stores, Borders is a major operator of book superstores in the United States and Walgreen operates in the national chain drugstore industry. The loss of any of these anchor tenants or the inability of any of them to pay rent could have an adverse effect on the Company's business.

                 On January 22, 2002 Kmart Corporation and 37 of its U.S. subsidiaries field voluntary petitions for reorganization under chapter 11 of the U.S. Bankruptcy Code. In its filings in the U.S. Bankruptcy Court for the Northern District of Illinois, Kmart indicated that it will reorganize on a fast-track basis and has targeted emergence from chapter 11 in 2003. Kmart has outlined certain strategic, operational and financial initiatives that it intends to continue or implement during the reorganization process. One of its initiatives is to evaluate the performance of every store and terms of every lease in its portfolio, with the objective of closing unprofitable or under performing stores.

                 The Company has entered into sixteen (16) leases with Kmart Corporation. Thirteen (13) of the Kmart stores are anchors in the Company's Community Shopping Centers and three (3) Kmart stores are free-standing properties. The Kmart stores are located in five states as follows: Michigan (9), Wisconsin (3), Florida (2), Ohio (1) and Kentucky (1). All sixteen (16) of the Kmart stores are open and operating as Kmart discount stores. The Company has not been notified by Kmart Corporation of its intentions with regard to any of its Kmart leases as of this date.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         The loss of any of these anchor tenants or the inability of any of them to pay rent could have an adverse effect on the Company's business.

13. LEASE COMMITMENTS    The Company has entered into certain land lease
                         agreements for four of its properties. As of December
                         31, 2001, future annual lease commitments under these agreements are as follows:

                         Year Ended December 31,
                         ====================================================

                         2002                                    $    723,949
                         2003                                         725,443
                         2004                                         725,443
                         2005                                         764,768
                         2006                                         768,343
                         Thereafter                                12,813,930
                         ----------------------------------------------------

                         TOTAL                                   $ 16,521,876
                         ====================================================

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.   INTERIM RESULTS    The following summary represents the unaudited results
      (UNAUDITED)        of operations of the Company, expressed in thousands
                         except per share amounts, for the periods from January
                         1, 2000 through December 31, 2001:



                                                             Three Months Ended
                         --------------------------------------------------------------------------------------------
                         2001                                   March 31,    June 30,  September 30,   December 31,
                         ============================================================================================

                         REVENUES                               $   6,182    $  6,119   $     6,097     $     6,281
                         ============================================================================================

                         Income before minority interest        $   2,118    $  2,321   $     2,458     $     2,398
                         Minority interest                            280         307           325             318
                         --------------------------------------------------------------------------------------------

                         NET INCOME                             $   1,838    $  2,014   $     2,133     $     2,080
                         ============================================================================================

                         EARNINGS PER SHARE                     $     .42    $    .46   $       .48     $       .47
                         ============================================================================================

                                                             Three Months Ended
                         --------------------------------------------------------------------------------------------
                         2000                                   March 31,    June 30,  September 30,   December 31,
                         ============================================================================================

                         REVENUES                               $   5,813    $  5,804   $     5,998     $     6,115
                         ============================================================================================

                         Income before minority interest        $   1,868    $  2,025   $     2,155     $     2,138
                         Minority interest                            248         269           287             284
                         --------------------------------------------------------------------------------------------

                         NET INCOME                             $   1,620    $  1,756   $     1,868     $     1,854
                         ============================================================================================

                         EARNINGS PER SHARE                     $     .37    $    .40   $       .43     $    .41
                         ============================================================================================

                                                      AGREE REALTY CORPORATION

                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                             DECEMBER 31, 2001



         Column A                   Column B               Column C                    Column D                     Column E
----------------------------    ------------       ---------------------------  ---------------    --------------------------------



                                                                                                     Gross Amount at Which Carried
                                                         Initial Cost                     Costs            at Close of Period
                                                   ---------------------------      Capitalized      ------------------------------
                                                                 Buildings and    Subsequent to                      Buildings and
Description                      Encumbrance                Land  Improvements      Acquisition                 Land  Improvements
==================================================================================================================================


COMPLETED RETAIL FACILITIES
  Borman Center, MI              $   724,914      $   550,000      $   562,404      $ 1,075,205       $   550,000      $ 1,637,609
  Capital Plaza, KY                  921,912            7,379        2,240,607          534,115             7,379        2,774,722
  Charlevoix Common, MI            3,758,061          305,000        5,152,992          106,718           305,000        5,259,710
  Chippewa Commons, WI             4,817,295        1,197,150        6,367,560          224,769         1,197,150        6,592,329
  Grayling Plaza, MI                 655,673          200,000        1,778,657               --           200,000        1,778,657
  Iron Mountain Plaza, MI          2,712,191          677,820        7,014,996          491,900           677,820        7,506,896
  Ironwood Commons, MI             2,849,957          167,500        8,181,306          251,653           167,500        8,432,959
  Marshall Plaza Two, MI           3,215,759               --        4,662,230          115,294                --        4,777,524
  North Lakeland Plaza, FL         7,082,202        1,641,879        6,364,379          812,023         1,641,879        7,176,402
  Oscoda Plaza, MI                   681,352          183,295        1,872,854               --           183,295        1,872,854
  Perrysburg Plaza, OH                    --           21,835        2,291,651          354,704           345,538        2,322,651
  Petoskey Town Center, MI         5,264,457          875,000        8,895,289          208,498           875,000        9,103,787
  Plymouth Commons, WI             4,541,387          535,460        5,667,504          279,073           535,460        5,946,577
  Rapids Associates, MI            4,833,152          705,000        6,854,790           27,767           705,000        6,882,557
  Shawano Plaza, WI                5,283,485          190,000        9,133,934          101,471           190,000        9,235,405
  West Frankfort Plaza, IL           309,945            8,002          784,077          143,258             8,002          927,335
  Winter Garden Plaza, FL                 --        1,631,448        8,459,024          325,568         1,631,448        8,784,592
  Omaha Store, NE                  1,246,420        1,705,619        2,053,615            2,152         1,705,619        2,055,767
  Wichita Store, KS                  912,768        1,039,195        1,690,644           24,666         1,039,195        1,715,310
  Santa Barbara Store, CA          1,855,233        2,355,423        3,240,557            2,650         2,355,423        3,243,207
  Monroeville, PA                  2,843,801        6,332,158        2,249,724               --         6,332,158        2,249,724
  Norman, OK                         830,441          879,562        1,626,501               --           879,562        1,626,501
  Columbus, OH                     1,048,062          826,000        2,336,791               --           826,000        2,336,791
  Aventura, FL                     1,051,485               --        3,173,121               --                --        3,173,121
  Boyton Beach, FL                 1,705,596        3,103,942        2,043,122               --         3,103,942        2,043,122
  Lawrence, KS                     3,181,670               --        3,000,000          155,407                --        3,155,407
  Waterford, MI                    2,748,380          971,009        1,562,869          135,390           971,009        1,698,259
  Chesterfield Township, MI        3,017,740        1,350,590        1,757,830          (46,164)        1,350,590        1,711,666


                                    Column E              Column F         Column G      Column H
                                  ----------           -----------     ------------  ------------
                                                                                             Life
                                                                                         on Which
                                                                                     Depreciation
                                                                                        in Latest
                                                                                           Income
                                                        Accumulated         Date of     Statement
Description                            TOTAL           Depreciation    Construction   is Computed
==================================================================================================

COMPLETED RETAIL FACILITIES
  Borman Center, MI                 $ 2,187,609         $ 1,081,937         1977         40 Years
  Capital Plaza, KY                   2,782,101           1,411,565         1978         40 Years
  Charlevoix Common, MI               5,564,710           1,452,310         1991         40 Years
  Chippewa Commons, WI                7,789,479           1,875,440         1990         40 Years
  Grayling Plaza, MI                  1,978,657             800,920         1984         40 Years
  Iron Mountain Plaza, MI             8,184,716           1,912,657         1991         40 Years
  Ironwood Commons, MI                8,600,459           2,209,080         1991         40 Years
  Marshall Plaza Two, MI              4,777,524           1,266,883         1990         40 Years
  North Lakeland Plaza, FL            8,818,281           2,514,788         1987         40 Years
  Oscoda Plaza, MI                    2,056,149             837,577         1984         40 Years
  Perrysburg Plaza, OH                2,668,189           1,048,860         1983         40 Years
  Petoskey Town Center, MI            9,978,787           2,444,570         1990         40 Years
  Plymouth Commons, WI                6,482,037           1,633,736         1990         40 Years
  Rapids Associates, MI               7,587,557           1,927,456         1990         40 Years
  Shawano Plaza, WI                   9,425,405           2,663,781         1990         40 Years
  West Frankfort Plaza, IL              935,337             395,567         1982         40 Years
  Winter Garden Plaza, FL            10,416,040           2,750,498         1988         40 Years
  Omaha Store, NE                     3,761,386             314,782         1995         40 Years
  Wichita Store, KS                   2,754,505             262,581         1995         40 Years
  Santa Barbara Store, CA             5,598,630             496,607         1995         40 Years
  Monroeville, PA                     8,581,882             287,993         1996         40 Years
  Norman, OK                          2,506,063             213,286         1996         40 Years
  Columbus, OH                        3,162,791             345,647         1996         40 Years
  Aventura, FL                        3,173,121             452,831         1996         40 Years
  Boyton Beach, FL                    5,147,064             259,459         1996         40 Years
  Lawrence, KS                        3,155,407             326,996         1997         40 Years
  Waterford, MI                       2,669,268             168,794         1997         40 Years
  Chesterfield Township, MI           3,062,256             150,349         1998         40 Years


                                                        AGREE REALTY CORPORATION

                         SCHEDULE II -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 2001




         Column A               Column B              Column C                  Column D                      Column E
--------------------------   ---------------   ---------------------------   --------------      --------------------------------


                                                                                                    Gross Amount at Which Carried
                                                      Initial Cost                   Costs               at Close of Period
                                                ---------------------------    Capitalized         -------------------------------
                                                             Buildings and    Subsequent to                      Buildings and
Description                  Encumbrance             Land     Improvements      Acquisition             Land      Improvements
==============================================================================================================================

  Grand Blanc, MI              2,883,060        1,104,285        1,998,919           13,968         1,104,285        2,012,887
  Pontiac, MI                  2,764,359        1,144,190        1,808,955         (113,506)        1,144,190        1,695,449
  Mt. Pleasant Shopping
     Center, MI                       --          907,600        8,081,968          200,662           907,600        8,282,630
  Tulsa, OK                    4,002,873        1,100,000        2,394,512               --         1,100,000        2,394,512
  Columbia, MD                 3,972,243        1,545,509        2,093,700          286,589         1,545,509        2,380,289
  Rochester, MI                3,807,600        2,438,740        2,188,050            1,949         2,438,740        2,189,999
  Ypsilanti, MI                3,439,000        2,050,000        2,222,097           29,624         2,050,000        2,251,721
  Germantown, MD               3,740,176        1,400,000        2,288,890           45,000         1,400,000        2,333,890
  Petoskey, MI                 2,392,100               --        2,332,473          (17,505)               --        2,314,968
  Flint, MI                    3,608,100        2,026,625        1,879,700           (1,201)        2,026,625        1,878,499
  Flint, MI                    3,104,600        1,477,680        2,241,293               --         1,477,680        2,241,293
  New Baltimore, MI            2,648,600        1,250,000        2,285,781               --         1,250,000        2,285,781
------------------------------------------------------------------------------------------------------------------------------

SUB TOTAL                    104,456,049       43,904,895      142,835,366        5,771,697        44,228,598      148,283,359
------------------------------------------------------------------------------------------------------------------------------



                                             Column F         Column G        Column H
                                           ---------------  ------------  ------------
                                                                                  Life
                                                                              on Which
                                                                          Depreciation
                                                                             in Latest
                                                                                Income
                                              Accumulated      Date of       Statement
Description                      Total       Depreciation   Construction   is Computed
======================================================================================

  Grand Blanc, MI              3,117,172          151,313      1998          40 Years
  Pontiac, MI                  2,839,639          139,464      1998          40 Years
  Mt. Pleasant Shopping
     Center, MI                9,190,230          917,372      1973          40 Years
  Tulsa, OK                    3,494,512          207,244      1998          40 Years
  Columbia, MD                 3,925,798          134,111      1999          40 Years
  Rochester, MI                4,628,739          136,851      1999          40 Years
  Ypsilanti, MI                4,301,721          112,630      1999          40 Years
  Germantown, MD               3,733,890          112,283      2000          40 Years
  Petoskey, MI                 2,314,968           98,825      2000          40 Years
  Flint, MI                    3,905,124           46,963      2000          40 Years
  Flint, MI                    3,718,973           49,028      2001          40 Years
  New Baltimore, MI            3,535,781           21,427      2001          40 Years
-------------------------------------------------------------------------------------

SUB TOTAL                    192,511,957       33,634,461
-------------------------------------------------------------------------------------





      Column A               Column B              Column C                  Column D                   Column E
----------------------    --------------   ---------------------------   --------------       --------------------------------


                                                                                              Gross Amount at Which Carried
                                                      Initial Cost               Costs              at Close of Period
                                            ---------------------------    Capitalized       ------------------------------
                                                         Buildings and    Subsequent to                    Buildings and
Description                  Encumbrance         Land     Improvements      Acquisition           Land      Improvements
===========================================================================================================================


  RETAIL FACILITIES
  UNDER DEVELOPMENT
     Waterford, MI             381,932        800,081        352,494                -           800,081       352,494
     Flint, MI                 889,790      1,729,851        955,317                -         1,729,851       955,317
     Other                           -         80,000         56,128                -            80,000        56,128
---------------------------------------------------------------------------------------------------------------------

                             1,271,722      2,609,932      1,363,939                -         2,609,932     1,363,939
---------------------------------------------------------------------------------------------------------------------

TOTAL                     $105,727,771    $46,514,827   $144,199,305      $5,771,697        $46,838,530  $149,647,298
=====================================================================================================================

                                               Column F         Column G         Column H
                                           ---------------    ------------     -------------
                                                                                        Life
                                                                                    on Which
                                                                                Depreciation
                                                                                   in Latest
                                                                                      Income
                                               Accumulated        Date of          Statement
Description                       Total       Depreciation     Construction      is Computed
============================================================================================


RETAIL FACILITIES
UNDER DEVELOPMENT
   Waterford, MI                 1,152,575               -              N/A              N/A
   Flint, MI                     2,685,168               -              N/A              N/A
   Other                           136,128               -              N/A              N/A
----------------------------------------------------------------------------------------------

                                 3,973,871               -
----------------------------------------------------------------------------------------------

TOTAL                         $196,485,828     $33,634,461
==============================================================================================

                                                       AGREE REALTY CORPORATION

                                                          NOTES TO SCHEDULE III
                                                              DECEMBER 31, 2001




1)    RECONCILIATION OF REAL ESTATE PROPERTIES


      The following table reconciles the Real Estate Properties from January 1, 1999 to December 31, 2001:


                                                                 2001                  2000                1999
=================================================================================================================

Balance at January 1                                 $    191,047,902       $   179,858,106      $   166,921,002
Construction and acquisition costs                          5,437,926            11,189,796           12,937,104
----------------------------------------------------------------------------------------------------------------

Balance at December 31                               $    196,485,828       $   191,047,902      $   179,858,106
================================================================================================================


2)    RECONCILIATION OF ACCUMULATED DEPRECIATION

      The following table reconciles the accumulated depreciation from January 1, 1999 to December 31, 2001:

                                                                 2001                  2000                 1999
=================================================================================================================

Balance at January 1                                 $     29,907,682       $     26,342,296     $    23,022,291
Current year depreciation expense                           3,726,779              3,565,386           3,320,005
----------------------------------------------------------------------------------------------------------------

Balance at December 31                               $     33,634,461       $     29,907,682     $    26,342,296
================================================================================================================



3)    TAX BASIS OF BUILDINGS AND IMPROVEMENTS

      The aggregate cost of Building and Improvements for federal income tax purposes is approximately $1,249,000 less than the cost basis used for financial statement purposes.

                                 Exhibit Index


Exhibit                    Exhibit
Number                     Description


10.25                      *  Mortgage dated as of December 20, 2001, by Agree
                              Limited Partnership to and in favor of Nationwide Life Insurance Company


21.1                       *  Subsidiaries of Agree Realty Corporation

23                         *  Consent of BDO Seidman, LLP