Form 10-Q
period 2002-03-31
AGREE REALTY CORP
filed 2002-05-09
CIK 917251

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002


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

                                          Yes                  No
                                          |X|                 |_|


            4,446,031 Shares of Common Stock, $.0001 par value, were
                         outstanding as of May 9, 2002

                                                        AGREE REALTY CORPORATION

                                                                       FORM 10-Q

                                                                           INDEX



PART I:           FINANCIAL INFORMATION                                                                                 PAGE

Item 1.           Interim Consolidated Financial Statements                                                                3

                  Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001                                 4-5

                  Consolidated Statements of Income for the three months ended                                             6
                    March 31, 2002 and 2001

                  Consolidated Statement of Stockholders' Equity for the three months ended                                7
                    March 31, 2002

                  Consolidated Statements of Cash Flows for the three months ended                                         8
                    March 31, 2002 and 2001

                  Notes to Consolidated Financial Statements                                                               9

Item 2.           Management's Discussion and Analysis of Financial Condition and                                      10-15
                    Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                              16

PART II:          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                       17

Item 2.           Changes in Securities                                                                                   17

Item 3.           Defaults Upon Senior Securities                                                                         17

Item 4.           Submission of Matters to a Vote of Security Holders                                                     17

Item 5            Other Information                                                                                       17

Item 6.           Exhibits and Reports on Form 8-K                                                                        17

SIGNATURES                                                                                                                18


                                                        AGREE REALTY CORPORATION

                                                   PART I: FINANCIAL INFORMATION








ITEM 1.           INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                        AGREE REALTY CORPORATION

                                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)






                                                                         MARCH 31,         December 31,
                                                                              2002                 2001
---------------------------------------------------------------------------------------------------------
ASSETS

REAL ESTATE INVESTMENTS
   Land                                                           $     46,838,530     $     46,838,530
   Buildings                                                           150,040,482          148,283,359
   Property under development                                              415,453            1,363,939
---------------------------------------------------------------------------------------------------------

                                                                       197,294,465          196,485,828
   Less accumulated depreciation                                       (34,584,833)         (33,634,461)
---------------------------------------------------------------------------------------------------------

NET REAL ESTATE INVESTMENTS                                            162,709,632          162,851,367

CASH AND CASH EQUIVALENTS                                                  203,465            1,101,861

ACCOUNTS RECEIVABLE - TENANTS, net of allowance of
   $107,000 and $50,000 for possible losses                                321,804              666,749

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES                     261,927              255,203

UNAMORTIZED DEFERRED EXPENSES
   Financing                                                             1,311,602            1,355,864
   Leasing costs                                                           358,987              352,441

OTHER ASSETS                                                               994,294              927,861
---------------------------------------------------------------------------------------------------------

                                                                  $    166,161,711     $    167,511,346

=========================================================================================================


                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)








                                                                                        MARCH 31,       December 31,
                                                                                             2002               2001
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

MORTGAGE PAYABLE                                                                 $     68,706,795     $  69,209,337

CONSTRUCTION LOANS                                                                     16,546,752        16,560,202

NOTES PAYABLE                                                                          19,758,232        19,958,232

DIVIDENDS AND DISTRIBUTIONS PAYABLE                                                     2,355,006         2,341,591

ACCRUED INTEREST PAYABLE                                                                  202,443           218,598

ACCOUNTS PAYABLE
   Operating                                                                              839,468         1,244,950
   Capital expenditures                                                                   296,013           598,362

TENANT DEPOSITS                                                                            81,003            50,020
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                     108,785,712       110,181,292
---------------------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                       5,682,634         5,698,101
---------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $.0001 par value; 20,000,000 shares authorized,
     4,446,031 and 4,416,869 shares issued and outstanding                                    445               442
   Additional paid-in capital                                                          64,457,522        63,937,682
   Deficit                                                                            (11,827,613)      (11,724,832)
---------------------------------------------------------------------------------------------------------------------

                                                                                       52,630,354        52,213,292
Less:  unearned compensation - restricted stock                                          (936,989)         (581,339)
---------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                             51,693,365        51,631,953
---------------------------------------------------------------------------------------------------------------------

                                                                                 $    166,161,711   $   167,511,346
=====================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)






                                                           THREE MONTHS ENDED        Three Months Ended
                                                               MARCH 31, 2002            March 31, 2001
----------------------------------------------------------------------------------------------------------

REVENUES
   Minimum rents                                                $   5,476,530             $   5,379,997
   Percentage rents                                                    35,196                   124,529
   Operating cost reimbursement                                       653,811                   666,228
   Management fees and other                                            3,907                    11,413
----------------------------------------------------------------------------------------------------------

TOTAL REVENUES                                                      6,169,444                 6,182,167
----------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Real estate taxes                                                  441,012                   431,596
   Property operating expenses                                        548,654                   436,803
   Land lease payments                                                184,740                   184,740
   General and administrative                                         475,005                   382,055
   Depreciation and amortization                                      979,160                   952,175
----------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                            2,628,571                 2,387,369
----------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                              3,540,873                 3,794,798
----------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense, net                                           (1,477,695)               (1,849,962)
   Equity in net income of unconsolidated entities                    173,580                   173,580
----------------------------------------------------------------------------------------------------------

TOTAL OTHER EXPENSE                                                (1,304,115)               (1,676,382)
----------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST                                     2,236,758                 2,118,416

MINORITY INTEREST                                                     294,365                   280,274
----------------------------------------------------------------------------------------------------------

NET INCOME                                                      $   1,942,393             $   1,838,142
==========================================================================================================

EARNINGS PER SHARE                                              $         .44             $         .42
==========================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                        4,446,031                 4,416,869
==========================================================================================================



                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)








                                                                                                                    Unearned
                                                                Common Stock     Additional                   Compensation -
                                                ----------------------------        Paid-In                       Restricted
                                                      Shares          Amount        Capital         Deficit            Stock
----------------------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 2002                           4,416,869    $        442   $ 63,937,682    $(11,724,832)   $   (581,339)

Issuance of shares under
   Stock Incentive Plan                               35,162               3        630,780               -        (433,650)

Shares redeemed under the
   stock Incentive Plan                               (6,000)              -       (110,940)              -               -

Vesting of restricted stock                                -               -              -               -          78,000

Dividends declared for the period
   January 1, 2002 to March 31, 2002                       -               -              -      (2,045,174)              -

Net income for the period
   January 1, 2002 to March 31, 2002                       -               -              -       1,942,393               -

---------------------------------------------------------------------------------------------------------------------------

BALANCE, March 31, 2002                            4,446,031    $        445   $ 64,457,522    $(11,827,613)   $   (936,989)
===========================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)





                                                                                THREE MONTHS ENDED        Three Months Ended
                                                                                   MARCH 31, 2002            March 31, 2001
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $  1,942,393             $   1,838,142
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation                                                                       960,188                   934,483
      Amortization                                                                        89,122                   112,191
      Stock-based compensation                                                            78,000                    67,000
      Equity in net income of unconsolidated entities                                   (173,580)                 (173,580)
      Minority interests                                                                 294,365                   280,274
      Decrease in accounts receivable                                                    344,945                   297,365
      (Decrease) increase in other assets                                                (84,861)                   39,239
      Decrease in accounts payable
                                                                                        (405,482)                 (525,761)
      (Decrease) in accrued interest                                                     (16,155)                  (26,234)
      Increase in tenant deposits                                                         30,983                         -
------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                              3,059,918                 2,843,119
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of real estate investments (including capitalized
    interest of $45,000 in 2002 and $61,000 in 2001)                                    (512,624)                 (259,541)
   Distributions from unconsolidated entities                                            173,580                   173,580
------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                                   (339,044)                  (85,961)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends and limited partners' distributions paid                                 (2,341,591)               (2,331,379)
   Payments of payables for capital expenditures                                        (401,229)               (1,040,673)
   Payments of mortgages payable                                                        (502,542)                 (343,578)
   Line-of-credit proceeds (payments)                                                   (200,000)                  100,000
   Redemption of restricted stock                                                       (110,940)                  (70,000)
   Payment of construction loan                                                          (13,450)                  (13,450)
   Payment of leasing costs                                                              (23,630)                   (7,037)
   Payments for financing costs                                                          (25,888)                     (500)
   Construction loan proceeds                                                                  -                         -
------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                                                 (3,619,270)               (3,706,617)
------------------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (898,396)                 (949,459)
CASH AND CASH EQUIVALENTS, beginning of period                                         1,101,861                 1,119,072
------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                            $    203,465             $     169,613
==============================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest (net of amounts capitalized)                              $  1,449,199             $   1,782,754
==============================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
   Dividends and limited partners' distributions declared and unpaid                $  2,355,006             $   2,341,591
   Real estate investments financed with accounts payable                           $    296,013             $     386,355
   Shares issued under Stock Incentive Plan                                         $    630,783             $     375,251
==============================================================================================================================




                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







1.    BASIS OF                The accompanying unaudited 2002 consolidated
      PRESENTATION            financial statements have been prepared in
                              accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
                              (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended
                              March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 2001.

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

                                                        AGREE REALTY CORPORATION

                                                                          PART I




 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


OVERVIEW

The Company was established to continue to operate and expand the retail property business of its Predecessors. The Company commenced its operations on April 22, 1994. The assets of the Company are held by, and all operations are conducted through, Agree Limited Partnership (the "Operating Partnership"), of which the Company is the sole general partner and held an 86.84% interest as of March 31, 2002. The Company is operating so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

The Company has entered into sixteen (16) leases with Kmart Corporation. Thirteen (13) of the Kmart stores are anchors in the Company's Community Shopping Centers and three (3) Kmart stores are free-standing properties. Kmart Corporation and 37 of its U.S. subsidiaries have filed voluntary petitions for reorganization under chapter 11 of the U.S. Bankruptcy Code. Kmart has outlined certain strategic operational and financial initiatives that it intends to continue or implement during the reorganization process. One of its initiatives is to evaluate the performance of every store and the terms of every lease in its portfolio, with the objective of closing unprofitable or under performing stores.

The Kmart stores in the Company's Portfolio provided 24% of the Company's Annual Base Rent as of December 31, 2001. Seven of the Kmart stores pay percentage rent in addition to their minimum rent. All Kmart stores in the Company's Portfolio are open and operating as Kmart discount stores.

On March 8, 2002, Kmart announced that it intends to close 284 under-performing stores as part of its initial Chapter 11 financial objectives review. None of the Company's Kmart stores were included in this initial list of stores to be closed. However, there can be no assurance that Kmart won't announce additional store closing in the future which may include some of the Company's stores.

The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Form 10-Q.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 TO THREE MONTHS ENDED MARCH 31, 2000

Minimum rental income increased $97,000, or 2%, to $5,477,000 in 2002, compared to $5,380,000 in 2001. The increase was the result of rental increases of $104,000 from existing properties; a reduction of ($144,000) from four properties whose rent is based on an interest rate constant and an increase of $137,000 from the development of two properties in 2001.

                                                        AGREE REALTY CORPORATION

                                                                          PART I


Percentage rental income decreased $90,000, or 72%, to $35,000 in 2002, compared to $125,000 in 2001. The decrease was primarily the result of an agreement with a tenant to increase base rent in exchange for the elimination of their percentage rent provision.

Operating cost reimbursement, which represents additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of real estate taxes and property operating expenses, decreased $12,000, or 2%, to $654,000 in 2002, compared to $666,000 in 2001. Operating cost reimbursement decreased due to a $57,000 charge in 2002 for a possible collection loss related to Kmart and the increase in real estate taxes and property operating expenses.

Management fees and other income decreased $7,000, or 66%, to $4,000 in 2002, compared to $11,000 in 2001. The decrease was the result of the termination of the management agreements between the Company and two properties it previously managed.

Real estate taxes increased 9,000, or 2%, to $441,000 in 2002 compared to $432,000 in 2001. The increase is the result of general assessment changes on the Company's properties.

Property operating expenses (shopping center maintenance, insurance and utilities) increased $112,000, or 26%, to $549,000 in 2002 compared to $437,000 in 2001. The increase was the result of increased snow removal costs of $97,000; an increase in shopping center maintenance costs of $11,000; a decrease in utility costs of ($8,000) and an increase in insurance cost of $12,000.

Land lease payments remained constant at $185,000 for 2002 and 2001.

General and administrative expenses decreased $93,000, or 24%, to $475,000 in 2002 compared to $382,000 in 2001. The increase was primarily the result of increased compensation related expenses related to the expensing of certain wages previously capitalized and wage increases. General and administrative expenses as a percentage of rental income increased from 6.9% for 2001 to 8.6% for 2002.

Depreciation and amortization increased $27,000, or 3%, to $979,000 in 2002 compared to $952,000 in 2001. The increase was the result of the development of two properties in 2001.

Interest expense decreased $372,000, or 20%, to $1,478,000 in 2002, from $1,850,000 in 2001. The decrease in interest expense was the result of decreased interest rates on variable rate notes payable.

Equity in net income of unconsolidated entities remained constant at $174,000 for 2002 and 2001.

The Company's income before minority interest increased $119,000, or 6%, to $2,237,000 in 2002, from $2,118,000 in 2001 as a result of the foregoing factors.

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

    The following tables illustrate the calculation of FFO for the three months ended March 31, 2002 and 2001:



    Three Months Ended March 31,                                          2002               2001
    --------------------------------------------------------- ----------------- -------------------
    Net income before minority interest                         $    2,236,758      $   2,118,416
    Depreciation of real estate assets                                 955,072            931,056
    Amortization of leasing costs                                       17,084             15,431
    Amortization of stock awards                                        78,000             67,000

    --------------------------------------------------------- ----------------- -------------------

    FUNDS FROM OPERATIONS                                       $    3,286,914      $   3,131,903
    --------------------------------------------------------- ----------------- -------------------

    WEIGHTED AVERAGE SHARES AND OP UNITS OUTSTANDING                 5,119,578          5,090,416
    --------------------------------------------------------- ----------------- -------------------

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

    During the quarter ended March 31, 2002, the Company declared a quarterly dividend of $.46 per share. The dividend was paid on April 11, 2002, to holders of record on March 29, 2002.

    As of March 31, 2002, the Company had total mortgage indebtedness of $68,706,795 with a weighted average interest rate of 6.91%. Future scheduled annual maturities of mortgages payable for the years ending March 31 are as follows: 2003 - $2,028,078; 2004 - $2,243,033; 2005 - $2,402,609; 2006 -
    $30,451,396; and 2007 - $1,676,391. This mortgage debt is all fixed rate debt.

    In addition, the Operating Partnership has in place a $50 million line of Credit Facility (the "Credit Facility") which is guaranteed by the Company. The loan matures in August 2003 and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the bank's prime rate, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company's Properties which are not otherwise encumbered and properties to be acquired or developed. As of March 31, 2002, $19,758,232 was outstanding under the Credit Facility bearing a weighted average interest rate of 3.26%.

                                                        AGREE REALTY CORPORATION

                                                                          PART I



    The Company also has in place a $5 million line of credit (the "Line of Credit"), which matures on April 30, 2002, and which the Company expects to renew for an additional 12-month period. The Line of Credit bears interest at the bank's prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. The purpose of the Line of Credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of March 31, 2002, no amounts were outstanding under the Line of Credit.

    The Company's wholly owned subsidiaries have obtained construction financing of approximately $16,100,000 to fund the development of four retail properties. The notes require quarterly interest payments, based on a weighted average interest rate based on LIBOR, computed by the lender. The notes mature on October 16, 2002 and are secured by the underlying land and buildings. As of March 31, 2002, $14,896,962 was outstanding under these notes.

    The Company has received funding from an unaffiliated third party for the construction of certain of its Properties. Advances under this agreement bear no interest and are secured by the specific land and buildings being developed. As of March 31, 2002, $1,649,790 was outstanding under this arrangement.

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

    Mortgages payable - As of March 31, 2002 the Company had four mortgages outstanding. The first mortgage in the amount of $31,518,075 bears interest at 7.00%. The mortgage matures on November 15, 2005. The second mortgage in the amount of $7,019,934 bears interest at 7.00%. The mortgage matures on April 1, 2013 and is subject to a rate review after the 7th year (April 1, 2006). The third mortgage in the amount of $11,303,319 bears interest at 6.63%. The fourth mortgage in the amount of $18,865,467 bears interest at 6.90%. The mortgage matures January 1, 2020.

    Construction loans - As of March 31, 2002 the Company had Construction loans outstanding of $16,600,552. Under the terms of the construction loans the Company bears no interest rate risk.

    Notes Payable - As of March 31, 2002 the Company had $19,758,232 outstanding on its Lines-of-Credit which were subject to interest at a variable interest rate based on LIBOR.

    The Company does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.

    A 10% adverse change in interest rates on the portion of the Company's debt bearing interest at variable rates would result in an annual increase in interest expense of approximately $65,000.

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






    Date:     May 9, 2002
    -----------------------------------------------