Form 10-Q
period 2002-06-30
AGREE REALTY CORP
filed 2002-08-09
CIK 917251

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2002


                                      OR

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

           For the transition period from __________ to __________

                        Commission File Number 1-12928



                           AGREE REALTY CORPORATION
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



MARYLAND                                                     38-3148187
------------------------------------------------------------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                   Identification No.)



31850 NORTHWESTERN HIGHWAY, FARMINGTON HILLS, MICHIGAN            48334
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


                           Yes                   No
                           [X]                  [ ]

4,446,031 Shares of Common Stock, $.0001 par value, were outstanding as of August 9, 2002

                                                      AGREE REALTY CORPORATION

                                                                     FORM 10-Q

                                                                         INDEX
==============================================================================




PART I:        FINANCIAL INFORMATION                                                             PAGE
Item 1.        Interim Consolidated Financial Statements                                            3

               Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001              4-5

               Consolidated Statements of Operations for the six months ended June 30, 2002         6
               and 2001

               Consolidated Statements of Operations for the three months ended June 30,            7
               2002 and 2001

               Consolidated Statement of Stockholders' Equity for the six months ended June         8
               30, 2002

               Consolidated Statements of Cash Flows for the six months ended June 30, 2002         9
               and 2001

               Notes to Consolidated Financial Statements                                          10

Item 2.        Management's Discussion and Analysis of Financial Condition and                  11-18
                 Results of Operations

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                          19


PART II:       OTHER INFORMATION

Item 1.        Legal Proceedings                                                                   20

Item 2.        Changes in Securities                                                               20

Item 3.        Defaults Upon Senior Securities                                                     20

Item 4.        Submission of Matters to a Vote of Security Holders                                 20

Item 5         Other Information                                                                   21

Item 6.        Exhibits and Reports on Form 8-K                                                    21

SIGNATURES                                                                                         22

                                                      AGREE REALTY CORPORATION

                                                PART I:  FINANCIAL INFORMATION
==============================================================================



ITEM 1.        INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                      AGREE REALTY CORPORATION

                                       CONSOLIDATED BALANCE SHEETS (UNAUDITED)


==============================================================================



                                                                     JUNE 30,     December 31,
                                                                         2002             2001
-------------------------------------------------------------------------------------------------
ASSETS

REAL ESTATE INVESTMENTS
  Land                                                           $ 46,838,530     $ 46,838,530
  Buildings                                                       150,144,528      148,283,359
  Property under development                                          492,284        1,363,939
-------------------------------------------------------------------------------------------------

                                                                  197,475,342      196,485,828
  Less accumulated depreciation                                   (35,536,107)     (33,634,461)
-------------------------------------------------------------------------------------------------

NET REAL ESTATE INVESTMENTS                                       161,939,235      162,851,367

CASH AND CASH EQUIVALENTS                                             761,470        1,101,861

ACCOUNTS RECEIVABLE - TENANTS, net of allowance of
  $146,000 and $50,000 for possible losses                            180,114          666,749

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES                271,179          255,203

UNAMORTIZED DEFERRED EXPENSES
  Financing                                                         1,253,515        1,355,864
  Leasing costs                                                       341,903          352,441

OTHER ASSETS                                                          898,166          927,861
-------------------------------------------------------------------------------------------------

                                                                 $165,645,582     $167,511,346
=================================================================================================

                  See accompanying notes to consolidated financial statements.

                                                      AGREE REALTY CORPORATION

                                       CONSOLIDATED BALANCE SHEETS (UNAUDITED)


===============================================================================




                                                                        JUNE 30,   December 31,
                                                                            2002           2001
-------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

MORTGAGE PAYABLE                                                   $  71,371,468   $ 69,209,337

CONSTRUCTION LOANS                                                    13,351,632     16,560,202

NOTES PAYABLE                                                         19,758,232     19,958,232

DIVIDENDS AND DISTRIBUTIONS PAYABLE                                    2,355,006      2,341,591

ACCRUED INTEREST PAYABLE                                                 231,090        218,598

ACCOUNTS PAYABLE
  Operating                                                              807,781      1,244,950
  Capital expenditures                                                   148,326        598,362

TENANT DEPOSITS                                                           81,003         50,020
-------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                    108,104,538    110,181,292
-------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                      5,694,180      5,698,101
-------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Common stock, $.0001 par value; 20,000,000 shares authorized,
    4,446,031 and 4,416,869 shares issued and outstanding                    445            442
  Additional paid-in capital                                          64,457,522     63,937,682
  Deficit                                                            (11,752,114)   (11,724,832)
-------------------------------------------------------------------------------------------------

                                                                      52,705,853     52,213,292
Less:  unearned compensation - restricted stock                         (858,989)      (581,339)
-------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                            51,846,864     51,631,953
-------------------------------------------------------------------------------------------------

                                                                   $ 165,645,582   $167,511,346
=================================================================================================

                  See accompanying notes to consolidated financial statements.

                                                      AGREE REALTY CORPORATION

                                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

==============================================================================




                                                         SIX MONTHS ENDED        Six Months Ended
                                                            JUNE 30, 2002           June 30, 2001
--------------------------------------------------------------------------------------------------

REVENUES
  Minimum rents                                              $ 11,041,706            $ 10,838,855
  Percentage rents                                                 43,597                 131,360
  Operating cost reimbursements                                 1,278,492               1,308,977
  Management fees and other                                         4,565                  21,835
--------------------------------------------------------------------------------------------------

TOTAL REVENUES                                                 12,368,360              12,301,027
--------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Real estate taxes                                               895,235                 863,827
  Property operating expenses                                     826,167                 750,594
  Land lease payments                                             369,480                 369,480
  General and administrative                                      963,441                 859,225
  Depreciation and amortization                                 1,959,262               1,906,982
--------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                        5,013,585               4,750,108
--------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                          7,354,775               7,550,919
--------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Interest expense, net                                        (3,023,125)             (3,597,288)
  Equity in net income of unconsolidated entities                 347,159                 347,160
  Gain on sale of assets                                                -                 138,543
--------------------------------------------------------------------------------------------------

TOTAL OTHER EXPENSE                                            (2,675,966)             (3,111,585)
--------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST                                 4,678,809               4,439,334

MINORITY INTEREST                                                (615,743)               (587,340)
--------------------------------------------------------------------------------------------------

NET INCOME                                                   $  4,063,066            $  3,851,994
==================================================================================================

EARNINGS PER SHARE                                           $        .91            $        .87
==================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                     4,446,031               4,416,869
==================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                      AGREE REALTY CORPORATION

                                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

==============================================================================


                                                        THREE MONTHS ENDED      Three Months Ended
                                                             JUNE 30, 2002           June 30, 2001
----------------------------------------------------------------------------------------------------

REVENUES
  Minimum rents                                                $  5,565,176            $  5,458,858
  Percentage rents                                                    8,401                   6,831
  Operating cost reimbursements                                     624,681                 642,749
  Management fees and other                                             658                  10,422
----------------------------------------------------------------------------------------------------

TOTAL REVENUES                                                    6,198,916               6,118,860
----------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Real estate taxes                                                 454,223                 432,231
  Property operating expenses                                       277,513                 313,791
  Land lease payments                                               184,740                 184,740
  General and administrative                                        488,436                 477,170
  Depreciation and amortization                                     980,102                 954,807
----------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                          2,385,014               2,362,739
----------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                            3,813,902               3,756,121
----------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Interest expense, net                                          (1,545,430)             (1,747,326)
  Equity in net income of unconsolidated entities                   173,579                 173,580
  Gain on sale of assets                                                  -                 138,543
----------------------------------------------------------------------------------------------------

TOTAL OTHER EXPENSE                                              (1,371,851)             (1,435,203)
----------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST                                   2,442,051               2,320,918

MINORITY INTEREST                                                  (321,378)               (307,066)
----------------------------------------------------------------------------------------------------

NET INCOME                                                     $  2,120,673            $  2,013,852
====================================================================================================

EARNINGS PER SHARE                                             $        .48            $        .46
====================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                       4,446,031               4,416,869
====================================================================================================

                  See accompanying notes to consolidated financial statements.

                                                      AGREE REALTY CORPORATION

                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

==============================================================================






                                                                                                 Unearned
                                                  Common Stock     Additional              Compensation -
                                      --------------------------      Paid-In                  Restricted
                                           Shares      Amount         Capital      Deficit          Stock
-----------------------------------------------------------------------------------------------------------
BALANCE, January 1, 2002                4,416,869      $   442    $63,937,682 $ (11,724,832)   $ (581,339)

Issuance of shares under
  Stock Incentive Plan                     35,162            3        630,780            -       (433,650)

Shares redeemed under the
  stock Incentive Plan                     (6,000)           -       (110,940)           -              -

Vesting of restricted stock                     -            -              -            -        156,000

Dividends declared for the period
  January 1, 2002 to June 30, 2002              -            -              -   (4,090,348)             -

Net income for the period
  January 1, 2002 to June 30, 2002              -            -              -    4,063,066              -
-----------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2002                  4,446,031      $   445    $64,457,522 $ (11,752,114)   $ (858,989)
===========================================================================================================

                  See accompanying notes to consolidated financial statements.

                                                      AGREE REALTY CORPORATION

                             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


==============================================================================




                                                               SIX MONTHS ENDED      Six Months Ended
                                                                  JUNE 30, 2002          June 30, 2001
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                        $ 4,063,066            $3,851,994
  Adjustments to reconcile net income to net cash
    provided by operating activities
     Depreciation                                                     1,921,318             1,869,190
     Amortization                                                       178,244               226,290
     Stock based-compensation                                           156,000               134,000
     Gain on sale of assets                                                   -              (138,543)
     Equity in net income of unconsolidated entities                   (347,159)             (347,160)
     Minority interests                                                 615,743               587,340
     Decrease in accounts receivable                                    486,635               393,999
     Decrease (increase) in other assets                                 (9,729)              168,545
     Decrease in accounts payable                                      (437,169)             (351,513)
     Increase (decrease) in accrued interest                             12,492               (55,980)
     Increase (decrease) in tenant deposits                              30,983                (1,220)
-------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             6,670,424             6,336,942
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of real estate investments (including
    capitalized interest of $59,000 in 2002 and $100,000 in 2001)      (841,188)           (2,101,217)
  Distributions from unconsolidated entities                            347,159               347,160
  Proceeds from sale of assets                                                -               200,000
-------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                  (494,029)           (1,554,057)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends and limited partners' distributions paid                 (4,696,597)           (4,672,970)
  Payments of mortgages payable                                      (1,019,539)             (693,107)
  Repayment of capital expenditure payables                            (401,229)           (1,040,673)
  Line-of-credit net borrowings (payments)                             (200,000)              800,000
  Redemption of restricted stock                                       (110,940)              (70,000)
  Payment for financing costs                                           (37,951)                 (500)
  Payments on construction loan                                         (26,900)              (26,900)
  Payment of leasing costs                                              (23,630)              (45,186)
-------------------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                                (6,516,786)           (5,749,336)
-------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (340,391)             (966,451)
CASH AND CASH EQUIVALENTS, beginning of period                        1,101,861             1,119,072
-------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                            $   761,470            $  152,621
=======================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest (net of amounts capitalized)               $ 2,875,402            $3,468,845
=======================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
  Construction loan paid with mortgage                              $ 3,181,670            $        -
  Dividends and limited partners' distributions declared
    and unpaid                                                      $ 2,355,006            $2,341,591
  Real estate investments financed with accounts payable            $   148,326            $1,077,427
  Shares issued under Stock Incentive Plan                          $   630,783            $  375,251
=======================================================================================================

                  See accompanying notes to consolidated financial statements.

                                                      AGREE REALTY CORPORATION

                                                 NOTES TO FINANCIAL STATEMENTS


===============================================================================


1.   BASIS OF            The accompanying unaudited 2002 consolidated
     PRESENTATION        financial statements have been prepared in accordance
                         with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date. Operating results for the six months ended
                         June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending
                         December 31, 2002, or for any other interim period.
                         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended
                         December 31, 2001.




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

                                                      AGREE REALTY CORPORATION

                                                                        PART I

==============================================================================








ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OEPRATIONS
------------------------------------------------------------------------------


OVERVIEW

The Company was established to continue to operate and expand the retail property business of its Predecessors. The Company commenced its operations on April 22, 1994. The assets of the Company are held by, and all operations are conducted through, Agree Limited Partnership (the "Operating Partnership"), of which the Company is the sole general partner and held an 86.84% interest as of June 30, 2002. The Company is operating so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

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

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 TO SIX MONTHS ENDED JUNE 30, 2001

Minimum rental income increased $203,000, or 2%, to $11,042,000 in 2002, compared to $10,839,000 in 2001. The increase was the result of the development of one property in 2001 and one property in 2002.

Percentage rental income decreased $87,000, or 67%, to $44,000 in 2002, compared to $131,000 in 2001. The decrease was primarily the result of an agreement with a tenant to increase base rent in exchange for the elimination of their percentage rent provision.

                                                      AGREE REALTY CORPORATION

                                                                        PART I

==============================================================================


Operating cost reimbursements, which represent additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of real estate taxes and property operating expenses, decreased $31,000, or 2%, to $1,278,000 in 2002, compared to $1,309,000 in 2001. Operating cost reimbursements decreased due to a $96,000 charge in 2002 for a possible collection loss related to Kmart offset by the increase in real estate taxes and property operating expenses.

Management fees and other income decreased $17,000, or 79%, to $5,000 in 2002, compared to $22,000 in 2001. The decrease was the result of the termination of the management agreement between the Company and two properties it previously managed.

Real estate taxes increased $31,000, or 4%, to $895,000 in 2002 compared to $864,000 in 2001. The increase is the result of general assessment changes.

Property operating expenses (shopping center maintenance, insurance and utilities) increased $75,000, or 10%, to $826,000 in 2002 compared to $751,000 in 2001. The increase was the result of increased snow removal costs of $117,000; a decrease in shopping center maintenance costs of ($58,000); an increase in insurance costs of $23,000 and a decrease in utilities of ($7,000) in 2002 versus 2001.

Land lease payments remained constant at $369,000 for 2002 and 2001.

General and administrative expenses increased $104,000, or 12%, to $963,000 in 2002 compared to $859,000 in 2001. The increase was primarily the result of increased compensation related expenses. General and administrative expenses as a percentage of rental income increased from 7.8% for 2001 to 8.7% for 2002.

Depreciation and amortization increased $52,000, or 3%, to $1,959,000 in 2002 compared to $1,907,000 in 2001. The increase was the result of the development of one property in 2001 and one property in 2002.

Interest expense decreased $574,000, or 16%, to $3,023,000 in 2002, from $3,597,000 in 2001. The decrease in interest expense was the result of decreased interest rates on variable rate notes payable.

Equity in net income of unconsolidated entities remained constant at $347,000 for 2002 and 2001.

The Company recognized a gain on the sale of an asset of $139,000 in 2001. There was no such gain in 2002.

The Company's income before minority interest increased $239,000, or 5% to $4,679,000 in 2002 from $4,439,000 in 2001 as a result of the foregoing factors.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 TO THREE MONTHS ENDED JUNE 30,
2001

Rental income increased $106,000, or 2%, to $5,565,000 in 2002, compared to $5,459,000 in 2001. The increase was the result of the development of one property in 2001 and one property in 2002.

Percentage rental income increased $1,000, or 23%, to $8,000 in 2002, compared to $7,000 in 2001. The increase was the result of increased tenant sales.

                                                      AGREE REALTY CORPORATION

                                                                        PART I

==============================================================================


Operating cost reimbursements decreased $18,000, or 3%, to $625,000 in 2002, compared to $643,000 in 2001. Operating cost reimbursements decreased due to a $39,000 charge in 2002 for a possible collection loss related to Kmart offset by the increase in real estate taxes and the decrease in property operating expenses.

Management fees and other income decreased $9,000, or 94%, to $1,000 in 2002, compared to $10,000 in 2001. The decrease was the result of the termination of the management agreements between the Company and two properties it previously managed.

Real estate taxes increased $22,000, or 5%, to $454,000 in 2002 compared to $432,000 in 2001. The increase is the result of general assessment increases.

Property operating expenses (shopping center maintenance, insurance and utilities) decreased $36,000, or 12%, to $278,000 in 2002 compared $314,000 in 2001. The decrease was the result of increased snow removal costs of $19,000; a decrease in shopping center maintenance of ($69,000); an increase in utility costs of $2,000 and an increase in insurance cost of $12,000.

Land lease payments remained constant at $185,000 for 2002 and 2001.

General and administrative expenses increased $11,000, or 2%, to $488,000 in 2002 compared to $477,000 in 2001. The increase was primarily the result of an increase in property management expenses. General and administrative expenses as a percentage of rental income remained constant at 8.7% in 2001 and 2002.

Depreciation and amortization increased $25,000, or 3%, to $980,000 in 2002 compared to $955,000 in 2001. The increase was the result of the development and acquisition of one property in 2001 and one development in 2002.

Interest expense decreased $202,000, or 12%, to $1,545,000 in 2002, from $1,747,000 in 2001. The decrease in interest expense was the result of decreased interest rates on variable rate notes payable.

Equity in net income of unconsolidated entities remained constant at $174,000 in 2002 and 2001.

The Company recognized a gain on the sale of an asset of $139,000 in 2001. There was no such gain in 2002.

The Company's income before minority interest increased $121,000, or 5%, to $2,442,000 in 2002, from $2,321,000 in 2001 as a result of the foregoing factors.

                                                      AGREE REALTY CORPORATION

                                                                        PART I

==============================================================================


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

                                                      AGREE REALTY CORPORATION

                                                                        PART I

==============================================================================


The following tables illustrate the calculation of FFO for the six months and three months ended June 30, 2002 and 2001:

Six Months Ended June 30,                                                  2002             2001
-------------------------------------------------------------------------------------------------
Net income before minority interest                                 $ 4,678,809      $ 4,439,334
Depreciation of real estate assets                                    1,911,045        1,862,285
Amortization of leasing costs                                            34,168           33,270
Amortization of stock awards                                            156,000          134,000
Gain on sale of assets                                                        -         (138,543)
-------------------------------------------------------------------------------------------------

FUNDS FROM OPERATIONS                                               $ 6,780,022      $ 6,330,346
=================================================================================================

WEIGHTED AVERAGE SHARES AND OP UNITS OUTSTANDING                      5,119,578        5,090,416
=================================================================================================


Three Months Ended June 30,                                                2002             2001
-------------------------------------------------------------------------------------------------
Net income before minority interest                                 $ 2,442,051      $ 2,320,918
Depreciation of real estate assets                                      955,973          931,229
Amortization of leasing costs                                            17,084           17,839
Amortization of stock awards                                             78,000           67,000
Gain of sale of assets                                                        -         (138,543)
-------------------------------------------------------------------------------------------------

FUNDS FROM OPERATIONS                                               $ 3,493,108      $ 3,198,443
=================================================================================================

WEIGHTED AVERAGE SHARES AND OP UNITS OUTSTANDING                      5,119,578        5,090,416
=================================================================================================

                                                      AGREE REALTY CORPORATION

                                                                        PART I

==============================================================================


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

During the quarter ended June 30, 2002, the Company declared a quarterly dividend of $.46 per share. The dividend was paid on July 11, 2002, to holders of record on June 28, 2002.

As of June 30, 2002, the Company had total mortgage indebtedness of $71,371,468 with a weighted average interest rate of 6.94%. Future scheduled annual maturities of mortgages payable for the years ending June 30 are as follows: 2003 - $2,135,035; 2004 - $2,359,295; 2005 - $2,527,648; 2006 -
$30,322,835; and 2007 - $1,802,005. This mortgage debt is all fixed rate debt.

In addition, the Operating Partnership has in place a $50 million line of Credit Facility (the "Credit Facility") which is guaranteed by the Company. The loan matures in August 2003 and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the bank's prime rate, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company's Properties which are not otherwise encumbered and properties to be acquired or developed. As of June 30, 2002, $19,758,232 was outstanding under the Credit Facility bearing a weighted average interest rate of 3.60%.

                                                      AGREE REALTY CORPORATION

                                                                        PART I

==============================================================================


The Company also has in place a $5 million line of credit (the "Line of Credit"), which matures on April 30, 2003, and which the Company expects to renew for an additional 12-month period. The Line of Credit bears interest at the bank's prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. The purpose of the Line of Credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of June 30, 2002, no amounts were outstanding under the Line of Credit.

The Company's wholly owned subsidiaries have obtained construction financing of approximately $12,900,000 to fund the development of three retail properties. The notes require quarterly interest payments, based on a weighted average interest rate based on LIBOR, computed by the lender. The notes mature on June 20, 2004 and are secured by the underlying land and buildings. As of June 30, 2002, $11,715,292 was outstanding under these notes.

The Company has received funding from an unaffiliated third party for the construction of certain of its Properties. Advances under this agreement bear no interest and are secured by the specific land and buildings being developed. As of June 30, 2002, $1,636,340 was outstanding under this arrangement.

During the second quarter 2002 the Company's lease with A & P on its Wholly-Owned Free Standing Property located in Roseville, Michigan expired and was not renewed by the Tenant. The Company has leased the land to Sam's Real Estate Business Trust (guaranteed by Wal-Mart Stores, Inc.). The Lessee at its sole cost and expense will construct a Sam's Club store on the Roseville site. The transaction is expected to have a positive effect on the Company's Funds from Operations.

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

                                                      AGREE REALTY CORPORATION

                                                                        PART I

==============================================================================

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

                                                      AGREE REALTY CORPORATION

                                                                        PART I

==============================================================================


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

Mortgages payable - As of June 30, 2002 the Company had five mortgages outstanding. The first mortgage in the amount of $31,319,114 bears interest at 7.00%. The mortgage matures on November 15, 2005. The second mortgage in the amount of $6,956,571 bears interest at 7.00%. The mortgage matures on April 1, 2013 and is subject to a rate review after the 7th year (April 1, 2006). The third mortgage in the amount of $11,191,260 bears interest at 6.63%. The mortgage matures on February 5, 2017. The fourth mortgage in the amount of $18,728,600 bears interest at 6.90%. The mortgage matures January 1, 2020. The fifth mortgage in the amount of $3,175,923 bears interest at 7.50%. The mortgage matures May 15, 2022.

Construction loans - As of June 30, 2002 the Company had Construction loans outstanding of $13,351,632. Under the terms of the construction loans the Company bears no interest rate risk.

Notes Payable - As of June 30, 2002 the Company had $19,758,232 outstanding on its Lines-of-Credit which was subject to interest at a variable interest rate based on LIBOR.

The Company does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.

A 10% adverse change in interest rates on the portion of the Company's debt bearing interest at variable rates would result in an annual increase in interest expense of approximately $75,000.

                                                      AGREE REALTY CORPORATION

                                                                       PART II

==============================================================================



OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 13, 2002, the Company held its Annual Meeting of Stockholders. The following were the results of the meeting:

         The stockholders elected Richard Agree and Michael Rotchford as Directors until the annual meeting of stockholders in 2005 or until a successor is elected and qualified.

         The vote was as follows:         Richard Agree     Michael Rotchford
                                         --------------     -----------------
         Votes cast for                     4,080,989         4,144,637
         Votes withheld                        94,972            31,324
         Not voting                           270,070           270,070

                                                      AGREE REALTY CORPORATION

                                                                       PART II

==============================================================================


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

                10.1 Fifth amendment to amended and restated $5 million business Loan Agreement dated April 30, 2002 between Agree Limited Partnership and Standard Federal Bank

                10.2 Project Loan Agreement dated as of April 30, 2002 between Royal Indemnity Company (together with its successors and assigns) and Lawrence Store No. 203 L.L.C. (together with its permitted successors and assigns)

                99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

                99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer

         (b)     Reports on Form 8-K
                 None

                                                      AGREE REALTY CORPORATION

                                                                    SIGNATURES

==============================================================================


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



AGREE REALTY CORPORATION




/s/ RICHARD AGREE
-------------------------------------------------------
Richard Agree
President and Chief Executive Officer



/s/ KENNETH R. HOWE
--------------------------------------------------------
Kenneth R. Howe
Vice-President - Finance and Secretary
(Principal Financial Officer)






Date:    August 9, 2002
--------------------------------------------------------

                                Exhibit Index





                10.1 Fifth amendment to amended and restated $5 million business Loan Agreement dated April 30, 2002 between Agree Limited Partnership and Standard Federal Bank

                10.2 Project Loan Agreement dated as of April 30, 2002 between Royal Indemnity Company (together with its successors and assigns) and Lawrence Store No. 203 L.L.C. (together with its permitted successors and assigns)

                99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

                99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer