Form 10-Q
period 2002-09-30
AGREE REALTY CORP
filed 2002-11-15
CIK 917251

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2002


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


                           Yes           No
                           [X]           [ ]

4,448,531 Shares of Common Stock, $.0001 par value, were outstanding as of November 14, 2002

                                                        AGREE REALTY CORPORATION


                                                                       FORM 10-Q


                                                                           INDEX




PART I:           FINANCIAL INFORMATION                                                                                 PAGE

Item 1.           Interim Consolidated Financial Statements                                                                3

                  Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001                             4-5

                  Consolidated Statements of Operations for the nine months ended September 30, 2002 and
                    2001                                                                                                   6

                  Consolidated Statements of Operations for the three months ended September 30, 2002 and
                    2001                                                                                                   7

                  Consolidated Statement of Stockholders' Equity for the nine months ended September 30,
                    2002                                                                                                   8

                  Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and
                    2001                                                                                                   9

                  Notes to Consolidated Financial Statements                                                              10

Item 2.           Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                              11-19

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                              19

Item 4.           Controls and Procedures                                                                                 20

PART II:          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                       21

Item 2.           Changes in Securities                                                                                   21

Item 3.           Defaults Upon Senior Securities                                                                         21

Item 4.           Submission of Matters to a Vote of Security Holders                                                     21

Item 5            Other Information                                                                                       21

Item 6.           Exhibits and Reports on Form 8-K                                                                        21

SIGNATURES                                                                                                                22

                                                        AGREE REALTY CORPORATION

                                                   PART I: FINANCIAL INFORMATION



ITEM 1.           INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                        AGREE REALTY CORPORATION

                                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)







                                                         SEPTEMBER 30,      December 31,
                                                                  2002              2001
----------------------------------------------------------------------------------------
ASSETS

REAL ESTATE INVESTMENTS
   Land                                                  $  49,103,915    $  46,838,530
   Buildings                                               150,098,338      148,283,359
   Property under development                                  813,123        1,363,939
----------------------------------------------------------------------------------------

                                                           200,015,376      196,485,828
   Less accumulated depreciation                           (36,486,416)     (33,634,461)
----------------------------------------------------------------------------------------

NET REAL ESTATE INVESTMENTS                                163,528,960      162,851,367

CASH AND CASH EQUIVALENTS                                      192,536        1,101,861

ACCOUNTS RECEIVABLE - TENANTS, net of allowance of
   $175,000 and $50,000 for possible losses                    139,834          666,749

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES         246,768          255,203

UNAMORTIZED DEFERRED EXPENSES
   Financing                                                 1,161,767        1,355,864
   Leasing costs                                               324,819          352,441

OTHER ASSETS                                                   714,858          927,861
----------------------------------------------------------------------------------------

                                                         $ 166,309,542    $ 167,511,346
========================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                SEPTEMBER 30,      December 31,
                                                                                          2002             2001
----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

MORTGAGE PAYABLE                                                                 $  70,833,904    $  69,209,337

CONSTRUCTION LOANS                                                                  13,338,182       16,560,202

NOTES PAYABLE                                                                       20,758,232       19,958,232

DIVIDENDS AND DISTRIBUTIONS PAYABLE                                                  2,356,156        2,341,591

ACCRUED INTEREST PAYABLE                                                               249,714          218,598

ACCOUNTS PAYABLE
   Operating                                                                           650,213        1,244,950
   Capital expenditures                                                                301,820          598,362

TENANT DEPOSITS                                                                         96,258           50,020
----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                  108,584,479      110,181,292
----------------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                    5,707,392        5,698,101
----------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $.0001 par value; 20,000,000 shares authorized,                           445              442
     4,448,531 and 4,416,869 shares issued and outstanding
   Additional paid-in capital                                                       64,506,772       63,937,682
   Deficit                                                                         (11,661,307)     (11,724,832)
----------------------------------------------------------------------------------------------------------------

                                                                                    52,845,910       52,213,292
Less:  unearned compensation - restricted stock                                       (828,239)        (581,339)
----------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                          52,017,671       51,631,953
----------------------------------------------------------------------------------------------------------------

                                                                                 $ 166,309,542    $ 167,511,346
================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                                     NINE MONTHS ENDED     Nine Months Ended
                                                    SEPTEMBER 30, 2002    September 30, 2001
--------------------------------------------------------------------------------------------
REVENUES
   Minimum rents                                          $ 16,757,133          $ 16,266,919
   Percentage rents                                             77,996               265,456
   Operating cost reimbursements                             1,855,840             1,832,947
   Management fees and other                                     4,897                32,859
--------------------------------------------------------------------------------------------

TOTAL REVENUES                                              18,695,866            18,398,181
---------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Real estate taxes                                         1,344,221             1,282,484
   Property operating expenses                               1,194,401             1,021,823
   Land lease payments                                         554,175               554,220
   General and administrative                                1,465,993             1,319,502
   Depreciation and amortization                             2,938,804             2,876,944
---------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                     7,497,594             7,054,973
---------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                      11,198,272            11,343,208
---------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense, net                                    (4,580,025)           (5,185,504)
   Equity in net income of unconsolidated entities             520,738               520,739
   Gain on sale of assets                                            -               218,543
---------------------------------------------------------------------------------------------

TOTAL OTHER EXPENSE                                         (4,059,287)           (4,446,222)
---------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST                              7,138,985             6,896,986

MINORITY INTEREST                                             (938,787)             (912,492)
---------------------------------------------------------------------------------------------

NET INCOME                                                $  6,200,198          $  5,984,494
=============================================================================================

EARNINGS PER SHARE                                        $       1.39          $       1.35
=============================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                 4,446,205             4,416,869
=============================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)





                                                               THREE MONTHS ENDED           Three Months Ended
                                                               SEPTEMBER 30, 2002           September 30, 2001
---------------------------------------------------------------------------------------------------------------

REVENUES
   Minimum rents                                                   $    5,715,427               $    5,428,064
   Percentage rents                                                        34,399                      134,096
   Operating cost reimbursements                                          577,348                      523,970
   Management fees and other                                                  332                       11,024
---------------------------------------------------------------------------------------------------------------

TOTAL REVENUES                                                          6,327,506                    6,097,154
---------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Real estate taxes                                                      448,986                      418,657
   Property operating expenses                                            368,234                      271,229
   Land lease payments                                                    184,695                      184,740
   General and administrative                                             502,552                      460,277
   Depreciation and amortization                                          979,542                      969,962
---------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                                2,484,009                    2,304,865
---------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                  3,843,497                    3,792,289
---------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense, net                                               (1,556,900)                  (1,588,216)
   Equity in net income of unconsolidated entities                        173,579                      173,579
   Gain on sale of assets                                                       -                       80,000
---------------------------------------------------------------------------------------------------------------

TOTAL OTHER EXPENSE                                                    (1,383,321)                  (1,334,637)
---------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST                                         2,460,176                    2,457,652
---------------------------------------------------------------------------------------------------------------
MINORITY INTEREST                                                        (323,044)                    (325,152)


NET INCOME                                                         $    2,137,132               $    2,132,500
===============================================================================================================

EARNINGS PER SHARE                                                 $          .48               $          .48
===============================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                            4,446,547                    4,416,869
===============================================================================================================



                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)




                                                                                                                    Unearned
                                                         Common Stock            Additional                   Compensation -
                                                     ----------------------         Paid-In                         Restricted
                                                     Shares          Amount         Capital          Deficit             Stock
------------------------------------------------------------------------------------------------------------------------------

BALANCE, January 1, 2002                            4,416,869    $        442   $ 63,937,682    $(11,724,832)   $   (581,339)

Issuance of shares under
   Stock Incentive Plan                                37,662               3        680,030               -        (482,900)

Shares redeemed under the
   stock Incentive Plan                                (6,000)              -       (110,940)              -               -

Vesting of restricted stock                                 -               -              -               -         236,000

Dividends declared for the period
   January 1, 2002 to September  30, 2002                   -               -              -      (6,136,673)              -

Net income for the period
   January 1, 2002 to September 30, 2002                    -               -              -       6,200,198               -
------------------------------------------------------------------------------------------------------------------------------

BALANCE, September 30, 2002                         4,448,531    $        445   $ 64,506,772    $(11,661,307)   $   (828,239)
==============================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)





                                                                                    NINE MONTHS ENDED         Nine Months Ended
                                                                                   SEPTEMBER 30, 2002        September 30, 2001
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                           $  6,200,198             $    5,984,494
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation                                                                         2,881,888                  2,819,093
      Amortization                                                                           267,366                    340,850
      Stock-based compensation                                                               236,000                    201,000
      Gain on sale of assets                                                                       -                   (218,543)
      Equity in net income of unconsolidated entities                                       (520,738)                  (520,739)
      Minority interests                                                                     938,787                    912,492
      Decrease in accounts receivable                                                        526,915                    571,950
      Decrease in other assets                                                               185,840                    126,599
      Decrease in accounts payable                                                          (594,737)                  (509,929)
      Increase (decrease) in accrued interest                                                 31,116                    (43,562)
      Increase (decrease) in tenant deposits                                                  46,238                     (1,220)
--------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 10,198,873                  9,662,485
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of real estate investments (including capitalized interest of              (3,227,728)                (2,995,966)
     $76,000 in 2002 and $137,800 in 2001)
   Distributions from unconsolidated entities                                                520,738                    520,739
   Proceeds from sale of assets                                                                    -                    280,000
--------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                                     (2,706,990)                (2,195,227)
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends and limited partners' distributions paid                                     (7,051,603)                (7,014,561)
   Payments of mortgages payable                                                          (1,557,103)                (1,048,690)
   Line-of-credit net borrowings                                                             800,000                    800,000
   Repayments of capital expenditure payables                                               (401,229)                (1,040,673)
   Redemption of restricted stock                                                           (110,940)                   (70,000)
   Payment on construction loan                                                              (40,350)                   (40,350)
   Payment of leasing costs                                                                  (23,630)                   (70,677)
   Payments for financing costs                                                              (16,353)                      (500)
--------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                                                     (8,401,208)                (8,485,451)
--------------------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (909,325)                (1,018,193)
CASH AND CASH EQUIVALENTS, beginning of period                                             1,101,861                  1,119,072
--------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                                $    192,536             $      100,879
================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest (net of amounts capitalized)                                  $  4,344,074             $    4,950,278
================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
   Construction loan paid with mortgage                                                 $  3,181,670             $            -
   Dividends and limited partners' distributions declared and unpaid                    $  2,356,156             $    2,341,591
   Shares issued under Stock Incentive Plan                                             $    680,033             $      375,251
   Real estate investments financed with accounts payable                               $    301,820             $    1,225,029
================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF                 The accompanying unaudited 2002 consolidated
      PRESENTATION             financial statements have been prepared in
                               accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
                               (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date. Operating results for the nine months ended
                               September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's
                               Annual Report for the year ended December 31, 2001.

2.    EARNINGS PER             Earnings per share have been computed by dividing
      SHARE                    the income by the weighted average number of
                               common shares outstanding. The per share amounts reflected in the consolidated statements of income are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128
                               "Earnings per Share"; the amounts of the Company's "basic" and "diluted" earnings per share (as defined in SFAS No. 128) are the same.

3.    RECENT ACCOUNTING        In October 2001, the Financial Accounting
      PRONOUNCEMENTS           Standards Board issued Statement of Financial
                               Accounting Standards No. 144, Accounting for the
                               Impairment or Disposal of Long-Lived Assets (SFAS
                               144).

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

                               The Company adopted this standard on January 1, 2002. The adoption had no impact on its results of operations and financial position.

                                                        AGREE REALTY CORPORATION

                                                                          PART I




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


OVERVIEW

The Company was established to continue to operate and expand the retail property business of its predecessors. The Company commenced its operations on April 22, 1994. The assets of the Company are held by, and all operations are conducted through, Agree Limited Partnership (the "Operating Partnership"), of which the Company is the sole general partner and held an 86.85% interest as of September 30, 2002. The Company is operating so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

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

                                                        AGREE REALTY CORPORATION

                                                                          PART I




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

The Company adopted this standard on January 1, 2002. The adoption had no impact on its results of operations and financial position.

CRITICAL ACCOUNTING POLICIES

In the course of developing and evaluating accounting policies and procedures, the Company used estimates, assumptions and judgements to determine the most appropriate methods to be applied. Such processes are used in determining capitalization of costs related to real estate investments, potential impairment of real estate investments, operating cost reimbursements, and taxable income.

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

In determining the fair value of real estate investments, we consider future cash flow projections on a property by property basis, current interest rates and current market conditions of the geographical location of each property.

Substantially all of the Company's leases contain provisions requiring tenants to pay as additional rent a proportionate share of operating expenses (Operating Cost Reimbursements) such as real estate taxes, repairs and maintenance, insurance, etc. The related revenue from tenant billings is recognized in the same period the expense is recorded.

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the Company's 1994 tax year. As a result, the Company is not subject to federal income taxes to the extent that it distributes annually at least 90% of its taxable income to its shareholders and satisfies certain other requirements defined in the Code. Accordingly, no provision was made for federal income taxes in the accompanying consolidated financial statements

                                                        AGREE REALTY CORPORATION

                                                                          PART I





COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Minimum rental income increased $490,000, or 3%, to $16,757,000 in 2002, compared to $16,267,000 in 2001. The increase is primarily the result of the development of two properties in 2001 and one property in 2002.

Percentage rental income decreased $187,000, or 71%, to $78,000 in 2002, compared to $265,000 in 2001. The decrease was the result of the elimination of a tenant's percentage rent provision in exchange for an increase in their base rental income ($128,000); a decrease in percentage rent received from Kmart ($66,000) and an increase in percentage rent received from other tenants - $7,000.

Operating cost reimbursements, which represent additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of the property's operating expenses, increased $23,000, or 1%, to $1,856,000 in 2002, compared to $1,833,000 in 2001. The increase in operating cost reimbursements is a result of increased real estate taxes and property operating expenses as explained below, reduced by a $125,000 charge in 2002 for a possible collection loss related to Kmart.

Management fees and other income decreased $28,000, or 85% to $5,000 in 2002, compared to $33,000 in 2001. The decrease was the result of the termination of the management agreement between the Company and two properties it previously managed but did not own.

Real estate taxes increased $62,000, or 5%, to $1,344,000 in 2002, compared to $1,282,000 in 2001. The increase is the result of general assessment changes.

Property operating expenses (snow removal, shopping center maintenance, insurance and utilities) increased $172,000, or 17%, to $1,194,000 in 2002 compared to $1,022,000 in 2001. The increase was the result of increased snow removal costs of $116,000; an increase in shopping center maintenance costs of $21,000; a decrease in utility costs of ($5,000); and an increase in insurance costs of $40,000 in 2002 versus 2001.

Land lease payments remained constant at $554,000 for 2002 and 2001.

General and administrative expenses increased by $146,000, or 11%, to $1,466,000 in 2002, compared to $1,320,000 in 2001. The increase was primarily the result of an increase in compensation related expenses. General and administrative expenses as a percentage of total rental income increased from 8.0% in 2001 to 8.7% in 2002.

Depreciation and amortization increased $62,000, or 2%, to $2,939,000 in 2002, compared to $2,877,000 in 2001. This increase was the result of the development of two properties in 2001 and one property in 2002.

Interest expense decreased $606,000, or 12%, to $4,580,000 in 2002, from $5,186,000 in 2001. The decrease in interest expense was the result of decreased interest rates on variable rate notes payable.

                                                        AGREE REALTY CORPORATION

                                                                          PART I




Equity in net income of unconsolidated entities remained constant at $521,000 for 2002 and 2001, since rental rates remained constant over the periods.

The Company recognized a gain on the sale of an asset of $219,000 in 2001. There was no such gain in 2002.

The Company's income before minority interest increased $242,000, or 4% to $7,139,000 in 2002 from $6,897,000 in 2001 as a result of the foregoing factors.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Rental income increased $287,000, or 5%, to $5,715,000 in 2002, compared to $5,428,000 in 2001. The increase is primarily the result of the development of one property in 2001, one property in 2002 and the increased occupancy in two of the Company's properties.

Percentage rental income decreased $100,000, or 74%, to $34,000 in 2002, compared to $134,000 in 2001. The decrease was the result of the elimination of a tenant's percentage rent provision in exchange for an increase in their base rental income ($29,000) and a decrease in percentage rent received from Kmart ($66,000); and other tenants ($5,000).

Operating cost reimbursements increased $53,000, or 10%, to $577,000 in 2002, compared to $524,000 in 2001. The increase in operating cost reimbursements is a result of increased real estate taxes and property operating expenses as explained below, reduced by a $29,000 charge in 2002 for a possible collection loss related to Kmart.

The Company received management fees and other income of $11,000 in 2001. There was no such income in 2002 as a result of the termination of the management agreements between the Company and two properties it previously managed.

Real estate taxes increased $30,000, or 7%, to $449,000 in 2002 to $419,000 in 2001. The increase is the result of general assessment changes.

Property operating expenses (snow removal, shopping center maintenance, insurance and utilities) increased $97,000, or 36%, to $368,000 in 2002, compared to $271,000 in 2001. The increase was the result of an increase in shopping center maintenance costs of $79,000; an increase in insurance costs of $16,000 and an increase in utilities of $2,000 in 2002 versus 2001.

Land lease payments remained constant at $185,000 for 2002 and 2001.

General and administrative expenses increased $43,000, or 9%, to $503,000 in 2002, compared to $460,000 in 2001. The increase was primarily the result of increased compensation related expenses. General and administrative expenses as a percentage of total rental income increased from 8.3% in 2001 to 8.7% in 2002.

                                                        AGREE REALTY CORPORATION

                                                                          PART I





Depreciation and amortization increased $10,000, or 1%, to $980,000 in 2002, compared to $970,000 in 2001. The increase was the result of the development of one property in 2001 and one property in 2002.

Interest expense decreased $31,000, or 2%, to $1,557,000 in 2002, from $1,588,000 in 2001. The decrease in interest expense was the result of decreased interest rates on variable rate notes payable.

Equity in net income of unconsolidated entities remained constant at $174,000 in 2002 and 2001, since rental rates remained constant over the periods.

The Company recognized a gain on the sale of an asset of $80,000 in 2001. There was no such gain in 2002.

The Company's income before minority interest increased $2,000, to $2,460,000 in 2002 compared to $2,458,000 in 2001 as a result of the foregoing factors.

FUNDS FROM OPERATIONS

Management considers Funds from Operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO is defined by the National Association of Real Estate Investments Trusts, Inc. ("NAREIT") to mean net income computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as the primary indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. In addition, our method of calculating FFO may not be comparable to the methods used by other REITs and, accordingly, may be different from similarly titled measures reported by other companies.

                                                        AGREE REALTY CORPORATION

                                                                          PART I







The following tables illustrate the calculation of FFO for the nine months and three months ended September 30, 2002 and 2001:

Nine Months Ended September 30,                                    2002                2001
--------------------------------------------------------------------------------------------

Net income before minority interest                       $    7,138,985        $  6,896,986
Depreciation of real estate assets                             2,866,054           2,804,286
Amortization of leasing costs                                     51,252              51,070
Gain on sale of assets                                                 -            (218,543)
--------------------------------------------------------------------------------------------

FUNDS FROM OPERATIONS                                     $   10,056,291        $  9,533,799
============================================================================================

WEIGHTED AVERAGE SHARES AND OP UNITS OUTSTANDING               5,119,752           5,090,416
============================================================================================



Three Months Ended September 30,                                    2002                2001
--------------------------------------------------------------------------------------------

Net income before minority interest                       $    2,460,176         $ 2,457,652
Depreciation of real estate assets                               955,009             942,001
Amortization of leasing costs                                     17,084              17,800
Gain on sale of assets                                                 -             (80,000)
--------------------------------------------------------------------------------------------

FUNDS FROM OPERATIONS                                     $    3,432,269         $ 3,337,453
============================================================================================

WEIGHTED AVERAGE SHARES AND OP UNITS OUTSTANDING               5,120,094           5,090,416
============================================================================================

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

  During the quarter ended September 30, 2002, the Company declared a quarterly dividend of $.46 per share. The dividend was paid on October 10, 2002, to holders of record on September 27, 2002.

  As of September 30, 2002, the Company had total mortgage indebtedness of $70,833,904 with a weighted average interest rate of 6.94%. Future scheduled annual maturities of mortgages payable for the years ending September 30 are as follows: 2003 - $2,172,138; 2004 - $2,400,301; 2005 - $2,571,583; 2006 -
  $30,102,239; and 2007 - $1,833,089. This mortgage debt is all fixed rate debt.

  In addition, the Operating Partnership has in place a $50 million line of Credit Facility (the "Credit Facility") which is guaranteed by the Company. The loan matures in August 2003 and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the bank's prime rate, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company's Properties which are not otherwise encumbered and properties to be acquired or developed. As of September 30, 2002, $19,758,232 was outstanding under the Credit Facility bearing a weighted average interest rate of 3.55%.

                                                        AGREE REALTY CORPORATION

                                                                          PART I


  The Company also has in place a $5 million line of credit (the "Line of Credit"), which matures on April 30, 2003, and which the Company expects to renew for an additional 12-month period. The Line of Credit bears interest at the bank's prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. The purpose of the Line of Credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of September 30, 2002, $1,000,000 was outstanding under the Line of Credit at a rate of 4.25%.

  The Company's wholly owned subsidiaries have obtained construction financing of approximately $12,900,000 to fund the development of three retail properties. The notes require quarterly interest payments, based on a weighted average interest rate based on LIBOR, computed by the lender. The notes mature on June 20, 2004 and are secured by the underlying land and buildings. As of September 30, 2002, $11,715,292 was outstanding under these notes, bearing a weighted average interest rate of 3.20%.

  The Company has received funding from an unaffiliated third party for the construction of certain of its Properties. Advances under this agreement bear no interest and are secured by the specific land and buildings being developed. As of September 30, 2002, $1,622,890 was outstanding under this arrangement.

  The Company has one development project under construction that will add an additional 13,560 square feet of retail space to the Company's portfolio. The project is expected to be completed during the first quarter of 2003. Additional Company funding required for this project is estimated to be $2,400,000 and will come from the Credit Facility. Management expects the development of this project to have a positive effect on cash generated by operating activities and Funds from Operations.

  The Company intends to meet its short-term liquidity requirements, including capital expenditures related to the leasing and improvement of the Properties and the 2003 maturities of debt, through its cash flow provided by operations and the Line of Credit. Management believes that adequate cash flow will be available to fund the Company's operations and pay dividends in accordance with REIT requirements. The Company may obtain additional funds for future development or acquisitions through other borrowings or the issuance of additional shares of capital stock. The Company intends to incur additional debt in a manner consistent with its policy of maintaining a ratio of total debt (including construction and acquisition financing) to total market capitalization of 65% or less.

  The Company plans to begin construction of additional pre-leased developments and may acquire additional properties, which will initially be financed by the Credit Facility and Line of Credit. Management intends to periodically refinance short-term construction and acquisition financing with long-term debt and/or equity. Upon completion of refinancing, the Company intends to lower the ratio of total debt to market capitalization to 50% or less. Nevertheless, the Company may operate with debt levels or ratios, which are in excess of 50% for extended periods of time prior to such refinancing.

                                                        AGREE REALTY CORPORATION

                                                                          PART I


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

Mortgages payable - As of September 30, 2002 the Company had five mortgages outstanding. The first mortgage in the amount of $31,116,650 bears interest at 7.00%. The mortgage matures on November 15, 2005. The second mortgage in the amount of $6,892,092 bears interest at 7.00%. The mortgage matures on April 1, 2013 and is subject to a rate review after the 7th year (April 1, 2006). The third mortgage in the amount of $11,077,334 bears interest at 6.63%. The mortgage matures on February 5, 2017. The fourth mortgage in the amount of $18,589,358 bears interest at 6.90%. The mortgage matures January 1, 2020. The fifth mortgage in the amount of $3,158,470 bears interest at 7.50%. The mortgage matures May 15, 2022.

Construction loans - As of September 30, 2002 the Company had Construction loans outstanding of $13,338,182. Under the terms of the construction loans the Company bears no interest rate risk, since any change in interest rate results in a corresponding increase or decrease in rental income.

Notes Payable - As of September 30, 2002 the Company had $20,758,232 outstanding on its Lines-of-Credit which was subject to interest at a variable interest rate based on LIBOR.

The carrying amounts of the Company's borrowings are equal to their fair values as of September 30, 2002.

The Company does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.

A 10% adverse change in interest rates on the portion of the Company's debt bearing interest at variable rates would result in an annual increase in interest expense of approximately $75,000.

                                                        AGREE REALTY CORPORATION

                                                                          PART I


ITEM 4.        CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Vice-President-Finance have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Vice-President-Finance have concluded that our current disclosure controls and procedures are effective and timely, providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

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



    AGREE REALTY CORPORATION




    /s/ RICHARD AGREE
    ---------------------------------------
    Richard Agree
    President and Chief Executive Officer



    /s/ KENNETH R. HOWE
    ----------------------------------------
    Kenneth R. Howe
    Vice-President -- Finance and Secretary
      (Principal Financial Officer)






    Date:     November 14, 2002
    ----------------------------------------

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Richard Agree, certify that:


         1. I have reviewed this quarterly report on Form 10-Q of Agree Realty Corporation;


         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002             /s/ Richard Agree
-----------------------             -----------------

                                    Name:  Richard Agree
                                    Title: President and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Kenneth R. Howe, certify that:


         1. I have reviewed this quarterly report on Form 10-Q of Agree Realty Corporation;


         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                        /s/ Kenneth R. Howe
-----------------------                        -------------------

                                               Name:  Kenneth R. Howe
                                               Title:  Vice President, Finance

                                 EXHIBIT INDEX


      EXHIBIT NO.               EXHIBIT DESCRIPTION
      -----------               -------------------

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer