Form 10-K
period 2002-12-31
AGREE REALTY CORP
filed 2003-03-24
CIK 917251

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                                      NONE
                                (Title of Class)

                            ------------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X                No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes  X                No ____

The aggregate market value of the Registrant's shares of common stock held by non-affiliates was approximately $85,363,795 as of June 28, 2002, based on the closing price of $19.20 on the NYSE on that date.

As of March 14, 2003, the number of shares of common stock of the Registrant outstanding was 4,479,345.

                      DOCUMENTS INCORPORATED BY REFERENCE

                          DOCUMENT                            INCORPORATED INTO FORM 10-K
                          --------                            ---------------------------
Portions of the Registrant's Proxy Statement for its                   Part III
  Annual Meeting of Shareholders to be held on May 5, 2003            Items 10-13

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                     PART I

                                                                               PAGE
                                                                              NUMBERS
                                                                              -------
Item 1.           Business                                                       3

Item 2.           Properties                                                     8

Item 3.           Legal Proceedings                                             17

Item 4.           Submission of Matters to a Vote of
                             Security Holders                                   18

                                     PART II

Item 5.           Market for Registrant's Common Equity
                             and Related Stockholder Matters                    18

Item 6.           Selected Financial Data                                       19

Item 7.           Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                         20

Item 7A           Quantitative and Qualitative Disclosures
                             About Market Risk                                  27

Item 8.           Financial Statements and Supplementary Data                   27

Item 9.           Changes and Disagreements With Accountants
                             on Accounting and Financial Disclosure             27

                                    PART III

Item 10.          Directors and Executive Officers of the
                             Registrant                                         28

Item 11.          Executive Compensation                                        28

Item 12.          Security Ownership of Certain Beneficial
                             Owners and Management                              28

Item 13.          Certain Relationships and Related Transactions                28

Item 14.          Controls and Procedures                                       29

                                     PART IV

Item 15.          Exhibits, Financial Statements, Schedules and
                             Reports on Form 8-K                                29

SIGNATURES                                                                      33

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE
  SARBANES-OXLEY ACT OF 2002                                                    34

                                         PART 1

FORWARD LOOKING STATEMENTS

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

ITEM 1. BUSINESS

General

              The Company is a self-administered, self-managed real estate investment trust (a"REIT") which develops, acquires, owns and operates properties which are primarily leased to national and regional retail companies under net leases in which the Company may be responsible for certain costs. As of December 31, 2002, the Company owned, either directly or through interests in joint ventures, a portfolio of 48 properties (the "Properties") located in 13 states and containing an aggregate of approximately 3.7 million square feet of gross leasable area. The Properties consist of 14 neighborhood and community shopping centers (the "Community Shopping Centers", 33 free-standing properties and 1 land lease property. The Company independently owns 29 of the free-standing properties and owns the other four through joint ventures (the "Joint Venture Properties"). As of December 31, 2002, approximately 99% of gross leasable area in the portfolio was leased, and approximately 95% of the Company's base rental income was attributable to national and regional retailers. Among such retailers are Borders, Inc. ("Borders") Kmart Corporation ("Kmart") and Walgreen Co. ("Walgreen") which, as of December 31, 2002, collectively represented approximately 65% of the Company's base rental income. See "Major Tenants." The Company developed all 14 of the shopping centers and 29 of the 33 free-standing properties.

         During 2002 the Company completed the development of one (1) free-standing Property which added 14,490 square feet of gross leasable area to the Company's operating portfolio and cost approximately $3.5 million. The Property is leased to Walgreen Co.

         During 2002 the Company also leased a parcel of land to Sam's Club, a division of Wal-Mart, Inc ("Sam's Club"). Sam's Club at its expense razed the site of existing buildings and is constructing a 135,000 square foot building.

         In November 2002, the Company acquired the interest of its joint venture partner in three (3) Joint Venture Properties and now owns 100% of the properties. The properties are located in Oklahoma City, Oklahoma, Omaha, Nebraska and Indianapolis, Indiana. The cost to acquire the Oklahoma City and Omaha interests was $7,628,622 and was funded using the Company's credit facility. The Indianapolis interest was funded with a fixed rate mortgage in the amount of $1,301,866.

         In February 2003 the Company acquired the interest of its joint venture partner in an additional Joint Venture Property and now owns 100% of the property. The property is located in Ann Arbor, Michigan. contains 458,729 square feet of gross leasable area and is leased to Borders Group, Inc. for their headquarters. The cost to acquire the interest in this property was approximately $7,700,000 and was financed with a fixed rate mortgage at a rate of 6.50%.

     The Company was formed in December 1993 to continue and expand the retail property business founded in 1971 by its current Chairman of the Board of Directors and President, Richard Agree. Since 1971, the Company and its predecessors have specialized in building properties to suit for national and regional retailers who have signed long-term net leases prior to commencement of construction. The Company believes that this strategy provides it with a generally consistent source of income from primarily national and regional retail tenants in its existing properties and also provides opportunities for development of additional properties at attractive returns on investment, without the lease-up risks inherent in speculative development.

         The Company's headquarters are located at 31850 Northwestern Highway, Farmington Hills, MI 48334 and its telephone number is (248) 737-4190. The address of the Company's web site is www.agreerealty.com. The Company's SEC filings can be accessed through this site.

Description of Business

Objectives

     The Company's primary objectives are (1) to realize consistent cash flows through the ownership of high quality properties leased primarily to national and regional retailers and (2) to maximize stockholder returns through the development or acquisition of additional properties. The Company intends to achieve these objectives by implementing the growth, operating and financial strategies outlined below.

- Developing or acquiring each property with the objective of holding it for long-term investment value.

- Developing or acquiring properties in what the Company considers to be attractive long-term locations. These locations typically have (1) convenient access to transportation arteries with traffic count that is higher than average for the local market; (2) concentrations of other retail properties; and (3) demographic characteristics which are attractive to the retail tenant which will lease the property.

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

         The Company believes that the relationships established by its principals with national and regional retailers as well as the financing relationships its principals have developed with lenders provide it with "first look" opportunities not generally available to its competitors, thereby providing the Company with an advantage in achieving its objectives.

Major Tenants

         As of December 31, 2002, approximately 65% of the Company's gross leasable area, including the Joint Venture Properties, was leased to Borders, Kmart and Walgreen and approximately 65% of total annualized base rents was attributable to these tenants. At December 31, 2002, Borders occupied approximately 27% of the Company's gross leasable area, including the Joint Venture Properties, and accounted for approximately 28% of the annualized base rent. At December 31, 2002, Kmart occupied approximately 36% of the Company's gross leasable area, including the Joint Venture Properties, and accounted for approximately 20% of the annualized base rent. At December 31, 2002, Walgreen occupied approximately 5% of the company's gross leasable area, including the Joint Venture Properties, and accounted for approximately 17% of the annualized base rent. No other tenant accounted for more than 10% of gross leasable area or annualized base rent in 2002. The loss of any of these anchor tenants or the inability of any of them to pay rent would have an adverse effect on the Company's business.

         On January 22, 2002, Kmart Corporation and 37 of its U.S. subsidiaries filed voluntary petitions for reorganization under chapter 11 of the U.S. Bankruptcy Code. In its filings in the U.S. Bankruptcy Court for the Northern District of Illinois, Kmart indicated that it will reorganize on a fast-track basis and has targeted emergence from chapter 11 in 2003. Kmart has outlined certain strategic, operational and financial initiatives that it intends to continue or implement during the reorganization process. One of its initiatives was to evaluate the performance of every store and terms of every lease in its portfolio, with the objective of closing unprofitable or underperforming stores.

         The Company has entered into sixteen (16) leases with Kmart Corporation. Thirteen (13) of the Kmart stores are anchors in the Company's Community Shopping Centers and three (3) Kmart stores are free-standing properties. The Kmart stores are located in five states as follows: Michigan
(9), Wisconsin (3), Florida (2), Ohio (1) and

Kentucky (1). All sixteen (16) of the Kmart stores were open and operating as Kmart discount stores as of December 31, 2002.

         On March 8, 2002, Kmart announced that it intended to close 284 under-performing stores as part of its initial Chapter 11 financial objectives review. None of the Company's Kmart stores were included in this initial list of stores to be closed. On January 24, 2003, Kmart announced that it intends to close an additional 317 stores and emerge from bankruptcy by April 30, 2003. One
(1) of the Company's Kmart stores (a Community Shopping Center store) was included in this list of stores to be closed. The store is located in Lakeland, Florida. It is anticipated that Kmart will vacate the premises during the first quarter 2003. Annual rental from this Kmart of approximately $480,000 and Kmart's contribution for real estate taxes, insurance and common area maintenance of approximately $110,000 will cease on the actual date Kmart vacates the premises. Management believes it may take between six to twelve months to release the Kmart store. Certain tenants in the Lakeland, Florida shopping center have co-tenancy clauses which if the Kmart store closes provide either for their rental payments to be based on gross sales or an option to terminate their lease should a replacement tenant not be obtained. Tenants in other Community Shopping Centers in which Kmart is the anchor tenant, have similar co-tenancy provisions in their leases. In addition the Company has agreed to rent reductions totaling $300,000 per year on two other Kmart leases. The rent reductions are for a five (5) year period. The stores receiving the rent concessions are located in Perrysburg, Ohio and Winter Garden, Florida. There can be no assurance that Kmart will not announce additional store closings in the future which may include some of the Company's stores prior to their emergence from bankruptcy.

Financing Strategy

         As of December 31, 2002, the Company's ratio of indebtedness to market capitalization was approximately 57%. The Company intends to maintain a ratio of total debt (including construction and acquisition financing) to market capitalization of 65% or less. The Company plans to begin construction of additional pre-leased developments and may acquire additional properties, all of which will initially be financed by its Credit Facility and Line of Credit (each as hereinafter defined). Management intends to periodically refinance short-term construction and acquisition financing with long-term debt and / or equity in order to reduce its ratio of total debt to market capitalization. Nevertheless, the Company may operate with debt levels or ratios that are in excess of 50% for extended periods of time prior to the completion of this long-term financing process.

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

         The Company conducted a Phase I environmental study on the Property it developed in 2002. The results of these Phase I studies required the Company to perform a Limited Phase II environmental site assessment (which involves soil sampling or ground water analysis). The results of the Phase II environmental study conducted on the Property indicated that no further action was required by the Company. In addition, the Company has no knowledge of any hazardous substances existing on any of its Properties in violation of any applicable laws; however, no assurance can be given that such substances are not located on any of the Properties. The Company carries no insurance coverage for the types of environmental risks described above.

         The Company believes that it is in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. The Company has not been notified by any governmental authority of any noncompliance, liability or other claim in connection with any of the Properties.

Employees

         As of March 15, 2003, the Company employed eight persons. Employee responsibilities include accounting, construction, leasing, property coordination and administrative functions for the Properties. The Company's employees are not covered by a collective bargaining agreement, and the Company considers its employee relations to be satisfactory.

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

ITEM 2. PROPERTIES

         The Properties consist of 14 Community Shopping Centers, 33 free-standing properties and 1 land lease property. As of December 31, 2002, approximately 99% of the Gross Leasable Area ("GLA") in the portfolio was leased, and approximately 95% of the Company's base rental income was attributable to, national and regional retailers. Among such retailers are Borders, Kmart and Walgreen which, at December 31, 2002, collectively represented approximately 65% of current base rental income.

         A substantial portion of the Company's income consists of rent received under net leases. Most of the leases provide for the payment of fixed base rentals monthly in advance and for the payment by tenants of a pro rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping center as well as payment to the Company of a percentage of such tenant's sales. The Company received percentage rents of $247,994 and $413,058 for 2002 and 2001, respectively such amounts represented 1.0% and 1.7% respectively of the Company's total revenue. Included in those amounts were percentage rents from Kmart of $162,419 and $235,894 for 2002 and 2001, respectively. Leases with Borders do not contain percentage rent provisions. Leases with Walgreen do contain percentage rent provisions; however no percentage rent was received from Walgreen. A majority of the leases require the Company to make roof and structural repairs, as needed. The Company's management places a strong emphasis on sound construction and maintenance on its properties.

                     LOCATION OF PROPERTIES IN THE PORTFOLIO

                                    Total Gross         Percent of
                  Number of        Leasable Area       GLA Leased on
     State        Properties        (Sq. feet)       December 31, 2002
    ---------  ----------------    ------------     ------------------
   California         1               38,015              100%
   Florida            5 (1)          492,305               99
   Indiana            1               15,844              100
   Illinois           1               20,000              100
   Kansas             2               45,000              100

   Kentucky           1              135,009              100
   Maryland           2               53,000              100
   Michigan          23 (1)        2,076,866               99
   Nebraska           2               55,000              100
   Ohio               2              108,543              100

                     LOCATION OF PROPERTIES IN THE PORTFOLIO
                                   (CONTINUED)

                                    Total Gross        Percent of
                  Number of        Leasable Area     GLA Leased on
     State        Properties        (Sq. feet)      December 31, 2002
    ---------  ----------------    ------------     ------------------
   Oklahoma           4 (1)           99,282              100
   Pennsylvania       1               37,004              100
   Wisconsin          3              523,036               98
                   ----------    --------------     ---------

     Total/Average   48            3,698,904               99%
                   ----------    --------------     ---------

----------
     (1) Includes Joint Venture Properties in which the Company owns interests ranging from 8% to 15%


                ANNUALIZED BASE RENT OF THE COMPANY'S PROPERTIES

     The following is a breakdown of base rents in place at December 31, 2002 for each type of retail tenant:

                                                         Percent of
                            Annualized                   Annualized
      Type of Tenant        Base Rent (1)                 Base Rent
      ---------------       ---------------           -------------

National (2)                     $21,564,309                          87%
Regional (3)                       2,023,417                           8
Local                              1,102,249                           5
                                 -----------                         ---

  Total                          $24,689,975                         100%
                                 -----------                         ---

---------

(1) Includes the Company's share of annualized base rent for each of the Joint Venture Properties.

(2) Includes the following national tenants: Kmart, Borders, Walgreen, Wal-Mart, Fashion Bug, Winn Dixie, Rite Aid, JC Penney, Avco Financial, GNC Group, Radio Shack, Sam Goody, Super Value, Maurices, Payless Shoes, Kash N Karry, Blockbuster Video, Family Dollar, H&R Block, Sally Beauty, Jo Ann Fabrics, Staples, Best Buy, Dollar Tree, TGI Friday's, Circuit City and Pier 1 Imports.

(3) Includes the following regional tenants: Roundy's Foods, Dunham's Sports, Christopher Banks, Beal's Outlet Stores and Hollywood Video.

COMMUNITY SHOPPING CENTERS

Fourteen (14) of the Company's properties are Community Shopping Centers ranging in size from 20,000 to 241,458 square feet of gross leasable area. The centers are located in 5 states as follows: Florida (2), Illinois (1), Kentucky (1), Michigan (7) and Wisconsin (3). The location, general character and primary occupancy information with respect to the Community Shopping Centers at December 31, 2002 are set forth below: The option to extend the lease beyond its initial term is only at the option of the tenant.


SUMMARY OF COMMUNITY SHOPPING CENTERS AT DECEMBER 31, 2002

                                                                                  (2)         (3)
                                     (4)     Gross        (1)        Average     Percent     Percent
                       Year         Land    Leasable    Annualized     Base     Leased at   Occupied            Anchor Tenants
                     Completed/     Area      Area        Base       Rent per    Dec 31,    at Dec 31,        (Lease expiration/
Property Location     Expanded     (acres)  (Sq. Ft.)     Rent        Sq. Ft.     2002        2002         Option period expiration)
------------------------------------------------------------------------------------------------------------------------------------
Capital Plaza           1978/       11.58    135,009    $ 359,568     $ 2.66       100%         75%      Kmart (2003/2053)
  Frankfort, KY         1991                                                                             Winn Dixie (2010/2035)
                                                                                                         Fashion Bug (2005/2025)

Charlevoix Commons      1991        14.79    137,375      658,495       4.97        96%         70%      Kmart (2015/2065)
  Charlevoix, MI                                                                                         Roundy's  (2011/2031)

Chippewa Commons        1991        16.37    168,311      857,183       5.44        94%         94%      Kmart (2014/2064)
  Chippewa Falls, WI                                                                                     Roundy's  (2011/2031)
                                                                                                         Fashion Bug (2006/2021)

Iron Mountain Plaza     1991        21.20    176,352      854,493       4.98        97%         97%      Kmart (2015/2065)
  Iron Mountain, MI                                                                                      Roundy's (2011/2031)
                                                                                                         Fashion Bug (2007/2022)

Ironwood Commons        1991        23.92    185,535      923,994       4.98       100%         88%      Kmart (2015/2065)
  Ironwood, MI                                                                                           Super Value (2011/2036)
                                                                                                         J.C. Penney Co. (2006/2026)
                                                                                                         Fashion Bug (2004/2022)

Marshall Plaza          1990        10.74    119,279      653,331       5.48       100%        100%      Kmart (2015/2065)
  Marshall, MI


                                                                                   (2)         (3)
                                    (4)      Gross        (1)        Average     Percent     Percent
                       Year         Land    Leasable   Annualized     Base      Leased at   Occupied            Anchor Tenants
                     Completed/     Area      Area        Base       Rent per    Dec 31,   at Dec 31,         (Lease expiration/
Property Location     Expanded     (acres)  (Sq. Ft.)     Rent        Sq. Ft.     2002        2002         Option period expiration)
------------------------------------------------------------------------------------------------------------------------------------
Mt Pleasant Shopping    1973/       24.51    241,458  $ 1,077,874     $ 4.46       100%        100%      Kmart (2008/2048)
  Center                1997                                                                             J.C. Penney Co. (2005/2020)
    Mt. Pleasant, MI                                                                                     Staples, Inc. (2005/2025)
                                                                                                         Fashion Bug (2006/2026)

North Lakeland Plaza    1987        16.67    171,334    1,024,930       5.98       100%        100%      Kmart (2003)
  Lakeland, FL                                                                                           Best Buy (2013/2028)


Petoskey Town Center    1990        22.08    174,870    1,045,942       6.11        98%         98%      Kmart (2015/2065)
  Petoskey, MI                                                                                           Roundy's  (2010/2030)
                                                                                                         Fashion Bug (2007/2022)

Plymouth Commons        1990        16.30    162,031      972,549       6.00       100%        100%      Kmart (2015/2065)
  Plymouth, WI                                                                                           Roundy's  (2010/2030)
                                                                                                         Fashion Bug (2004/2021)

Rapids Associates       1990        16.84    173,557      998,327       5.75       100%        100%      Kmart (2015/2065)
  Big Rapids, MI                                                                                         Roundy's  (2010/2030)
                                                                                                         Fashion Bug (2004/2021)

Shawano Plaza           1990        17.91    192,694    1,013,292       5.26       100%        100%      Kmart (2014/2064)
  Shawano, WI                                                                                            Roundy's  (2010/2030)
                                                                                                         J.C. Penney Co. (2005/2025)
                                                                                                         Fashion Bug (2004/2021)

West Frankfort Plaza    1982         1.45     20,000      131,000       6.55       100%        100%      Fashion Bug (2007)
  West Frankfort, IL


                                                                                   (2)         (3)
                                    (4)      Gross        (1)        Average     Percent     Percent
                       Year         Land    Leasable   Annualized     Base      Leased at   Occupied            Anchor Tenants
                     Completed/     Area      Area        Base       Rent per    Dec 31,   at Dec 31,         (Lease expiration/
Property Location     Expanded     (acres)  (Sq. Ft.)     Rent        Sq. Ft.     2002        2002         Option period expiration)
------------------------------------------------------------------------------------------------------------------------------------
Winter Garden Plaza     1988/       22.34    233,512    $ 927,927     $ 3.97        98%         98%      Kmart (2013/2063)
  Winter Garden, FL     2000                                                                             Kash N Karry (2020/2040)

                                  -------------------------------------------------------------------
     TOTAL/AVERAGE                 236.70  2,291,317  $11,498,905     $ 5.08        99%         95%
                                  ===================================================================



(1) Total annualized base rents of the Company as of December 31, 2002

(2) Calculated as total annualized base rents, divided by gross leasable area actually leased as of December 31, 2002

(3) Roundy's has sub-leased the space it leases at Iron Mountain Plaza (35,285 square feet, rented at a rate of $5.87 per square foot) and leases but does not currently occupy, the 35,896 square feet it leases at Charlevoix Commons at a rate of $5.97 per square foot. Both of these leases expire in 2011 (assuming they are not extended by Roundy's). Winn Dixie leases but does not currently occupy, the 33,617 square feet it leases at Capital Plaza. This lease expires in 2010 and is rented at a rate of $4.06 per square foot. JC Penney Co. leases but does not currently occupy, the 22,204 square feet it leases at Ironwood Commons. This lease expires in 2006 and rented at a rate of $3.75 per square foot.

  (4) All community shopping centers except Capital Plaza (which is subject to a long-term ground lease expiring in 2053 from a third party) are wholly-owned by the Company.

FREE-STANDING PROPERTIES

         Thirty-three (33) of the Properties are free-standing properties which at December 31, 2002 were net leased to Borders (18), Circuit City Stores (1), Kmart (3) and Walgreen (11). These Properties contain, in the aggregate, approximately 1,174,858 square feet of gross leasable area or approximately 34% of the Company's total gross leasable area. The free-standing Properties range in size from 13,686 to 458,729 square feet of gross leasable area and are located in the following states: California (1), Florida (3), Indiana (1), Kansas (2), Maryland (2), Michigan (15), Nebraska (2), Ohio (2), Oklahoma (4) and Pennsylvania (1). Included in the Company's retail Properties are four Joint Venture Properties in which the Company owns interests ranging from 8% to 15% and 29 wholly-owned Properties. The Company's 29 wholly owned free-standing Properties provide $12,065,459, or approximately 49% of the total annualized base rent at an average base rent per square foot of $15.29. The Company (or the joint ventures in which the Company has an interest) owns each of the thirty-three (33) free-standing properties in fee, except as indicated below. The location and general occupancy information with respect to the wholly-owned free-standing properties are set forth in the following table:

                      WHOLLY-OWNED FREE STANDING PROPERTIES

                                   Year                   Lease expiration (2)
Tenant/Location                 Completed   Total GLA      (Option expiration)
-------------------------------------------------------------------------------
Borders, (1)
  Aventura, FL                    1996       30,000       Jan 31, 2016 (2036)
Borders, Columbus, OH             1996       21,000       Jan 23, 2016 (2036)
Borders,
  Monroeville, PA                 1996       37,004       Nov 8, 2016 (2036)
Borders, Norman, OK               1996       24,641       Sep 20, 2016 (2036)
Borders, Omaha, NE                1995       30,000       Nov 3, 2015 (2035)
Borders,
 Santa Barbara, CA                1995       38,015       Nov 17, 2015 (2035)
Borders, Wichita, KS              1995       25,000       Nov 10, 2015 (2035)
Borders, (1)
   Lawrence, KS                   1997       20,000       Oct 16, 2022 (2042)
Borders, Tulsa, OK                1998       25,000       Oct 16, 2022 (2042)
Borders, Oklahoma
  City, OK                        2002       24,641       Nov 17, 2017 (2037)
Borders, Omaha, NE                2002       25,000       Nov 17, 2017 (2037)
Borders,
  Indianapolis, IN                2002       15,844       Nov 17, 2017 (2037)
Borders, Columbia, MD             1999       28,000       Oct 16, 2022 (2042)
Borders, Germantown, MD           2000       25,000       Oct 16, 2022 (2042)

Circuit City Stores
   Boynton Beach, FL              1996       32,459       Dec 15, 2016 (2036)

Kmart, Grayling, MI               1984       52,320       Sep 30, 2009 (2059)
Kmart, Oscoda, MI                 1984       90,470       Sep 30, 2009 (2059)
Kmart, Perrysburg, OH             1983       87,543       Oct 31, 2008 (2058)

Walgreen, Waterford, MI           1997       13,905       Feb 28, 2018 (2058)
Walgreen, Chesterfield, MI        1998       13,686       July 31, 2018 (2058)
Walgreen, Pontiac, MI             1998       13,905       Oct 31, 2018 (2058)

                      WHOLLY-OWNED FREE STANDING PROPERTIES
                                   (CONTINUED)

                              Year                        Lease expiration (2)
Tenant/Location             Completed     Total GLA       (Option expiration)
-------------------------------------------------------------------------------
Walgreen, Grand Blanc, MI     1998         13,905          Feb 28, 2019 (2059)
Walgreen, Rochester, MI       1998         13,905          June 30, 2019 (2059)
Walgreen, Ypsilanti, MI       1999         15,120          Dec 31, 2019 (2059)
Walgreen (1), Petoskey, MI    2000         13,905          Apr 30, 2020 (2060)

Walgreen, Flint, MI           2000         14,490          Dec 31, 2020 (2060)
Walgreen, Flint, MI           2001         15,120          Feb 28, 2021 (2061)
Walgreen, N Baltimore, MI     2001         14,490          Aug 31, 2021 (2061)
Walgreen, Flint, MI           2002         14,490          Apr 30, 2027 (2077)
                                        ---------
       TOTAL                              788,858
                                        ---------

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

JOINT VENTURE PROPERTIES

         During 1996, seven free-standing Properties which are leased to Borders, including Borders' current corporate headquarters, its former headquarters building and Properties operated as Borders Books and Music were developed or acquired directly by seven limited liability companies which the Company identifies as Joint Ventures in its periodic reports, but which are accounted for as partnerships by the Company. In November 2002 the Company acquired the interest of its Joint Venture partner in three of the Joint Venture Properties. The acquired properties are located in Oklahoma City, OK, Omaha, NE and Indianapolis, IN and are now Wholly-Owned Free Standing Properties. The remaining four Properties are owned by a separate limited liability company that is owned jointly by the Company and an affiliate of Borders (the "Joint Ventures"). The Company's economic interest in the Joint Ventures ranges from 8% to 15%. The financing for the development of the Joint Venture Properties was provided through a financing facility established by Borders and its affiliates (the "Borders Financing Facility").

         The leases on the four properties between Borders and each of the Joint Ventures has a term expiring June 20, 2004, unless the Borders Financing Facility is extended or earlier terminated. At any time during the term of the lease, Borders has the right to refinance the Properties or to purchase the Properties for various percentages of total project costs, provided that, prior to such refinancing or purchase, the Company may elect to provide alternative financing for the Properties or purchase the Properties and purchase the interest of the Borders' affiliate in the Joint Venture. In the event the Company elects to provide financing or to purchase the Properties, and is subsequently unable to obtain the requisite financing, or in the event that the Company defaults in its development obligations to the Joint Venture, Borders may purchase the Properties. If the Company provides refinancing or purchases the Properties, the Company will be required to acquire the interest of the Borders' affiliate in the Joint Ventures, and Borders and the Joint Ventures will enter into a new lease providing for a term of 20 years, with four five-year extension options.

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

         The Company's investment in the four Joint Venture Properties currently yields approximately $530,000 annualized base rent. Under certain circumstances relating to refinancing of such assets, the rents paid pursuant to such leases are subject to adjustment. The following table provides additional information on the Joint Venture Properties.

                            JOINT VENTURE PROPERTIES

                         The Company's
Tenant / Location          Interest      Total GLA    Lease Expirations
----------------------------------------------------------------------------
Borders, Inc.
  Ann Arbor, MI            11%            110,000     June 20, 2004
Borders, Inc.
  Ann Arbor, MI             8%            458,729     June 20, 2004

Borders, Inc.
  Boynton Beach, FL        12%             25,000     June 20, 2004
Borders, Inc.
  Tulsa, OK                15%             25,000     June 20, 2004
                                         ---------
         Total                            618,729
                                         ---------

LAND LEASE PROPERTY

         The Company leases a parcel of land (12.68 acres) located in Roseville, Michigan to Sam's Real Estate Business Trust, a division of Wal-Mart, Inc. The lease expires in 2022 and can be extended at the option of the tenant for twelve additional five year periods. The Tenant at its sole cost and expense has razed the site of existing buildings and is constructing a 135,000 square foot building.

MAJOR TENANTS

     The following table sets forth certain information with respect to the Company's major tenants:

                                     Annualized Base        Percent of Total
                 Number                Rent as of       Annualized Base Rent as
               of Leases            December 31, 2002     of December 31, 2002
               ----------------------------------------------------------------
Borders            18                $ 6,911,754 (1)           28%
Kmart              16                  4,952,851               20
Walgreen           12                  4,220,756               17
               ----------------------------------------------------------------

     Total         45                $16,085,361               65%
               ----------------------------------------------------------------

     (1) Includes the Company's percentage of base rent for each of the Joint Venture Properties

         Borders Group, Inc., ("BGI), is a FORTUNE 500 company that trades on the New York Stock Exchange under the symbol BGP. The Company is a leading global retailer of books, music, movies and other information and entertainment items. Headquartered in Ann Arbor, Michigan BGI, operates over 400 Borders Books and Music stores in the United States, as well as 29 international Borders stores, approximately 800 Waldenbooks locations and 37 United Kingdom based Books etc. stores. BGI employs more than 32,000 people worldwide and posted revenues of approximately $3.4 billion in 2001. The Company derived approximately 28% of its base rental income for the year ended December 31, 2002 from, and approximately 34% of the Company's future minimum rentals are attributable to, Borders.

         Sixteen of the Properties are anchored by Kmart a retailer that will operate over 1,500 stores after the store closings announced in January 2003 take place. Kmart's principal business is general merchandise retailing through a chain of department stores. The Company derived approximately 20% of its base rental income for the year ended December 31, 2002 from, and approximately 18% of the Company's future minimum rentals are attributable to, Kmart. On January 22, 2002 Kmart Corporation and 37 of its U.S. subsidiaries filed voluntary petitions for reorganization under chapter 11 of the U.S. Bankruptcy Code. In two announcements Kmart has said that it will close 610 stores. As of March 15, 2003 only one of the Company's Kmart stores will be closed as a result of the store closing announcements.

         Walgreen is a leader of the U.S. chain drugstore industry and trades on the New York Stock Exchange under the symbol WAG. It operates over 3,950 stores in 43 states and Puerto Rico and posted revenues of approximately $28.7 billion for the year ended August 31, 2002, reported net earnings of approximately $1.0 billion for the same period and total assets of approximately $9.8 billion as of August 31, 2002. The Company derived approximately 17% of its base rental income for the year ended December 31, 2002 from, and approximately 25% of the Company's future minimum rentals are attributable to, Walgreen.

         Additional information regarding Borders, Kmart or Walgreen may be found in their respective public filings. These filings can be accessed at www.sec.gov.

LEASE EXPIRATIONS

         The following table shows lease expirations for the next 10 years for the Company's Community Shopping Centers, wholly-owned free-standing Properties and Land Lease Property, assuming that none of the tenants exercise renewal options.

                                 December 31, 2002
                                 -----------------
                    Gross Leasable Area       Annualized Base Rent
                    -------------------       --------------------
               Number
Expiration   of Leases      Square        Percent                   Percent
   Year       Expiring      Footage       of Total      Amount      of Total
-----------------------------------------------------------------------------
2003              19        219,224         7.12%     $  829,992       3.44%

2004              15         87,623         2.84         642,242       2.66

2005              27        197,817         6.42       1,183,237       7.77

2006              31        174,098         5.65       1,315,254       5.44

2007              10         50,330         1.63         364,030       1.51

2008              13        248,792         8.08         938,455       3.88

2009               2        142,790         4.64         542,414       2.25

2010               5        206,735         6.71       1,176,729       4.87

2011               7        182,903         5.94       1,201,938       4.98

2012               1         50,000         1.62          56,250       0.23
               --------------------------------------------------------------

Total            130      1,560,312        56.15%     $8,250,541      34.15%
               --------------------------------------------------------------

         Two Kmart leases expire in 2003, one of which the Company expects the tenant to extend for an additional five year period, and the other Kmart lease (Lakeland Florida) will be terminated by Kmart and no other Kmart leases expire pursuant to lease terms prior to 2008.

         The Company has made preliminary contact with the tenants whose leases expire in 2003. Eleven (11) tenants, at their option have the right to extend their lease term; six (6) tenants' leases expire in 2003 and with the exception of one Kmart lease the Company expects to negotiate lease extensions; and two
(2) tenants have month to month lease arrangements. Of the 16 leases that expired in 2002, eleven (11) tenants extended their lease term; four (4) tenants elected not to extend their lease (two of which were subsequently re-leased to new tenants and two are currently for lease); and one (1) tenant elected a month to month option.

         Leases on the four Joint Venture Properties are for an initial term through June 20, 2004. In the event a refinancing of any of these Properties is consummated, Borders is required to enter into a twenty year net lease with a fixed lease rate.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not presently involved in any litigation nor, to management's knowledge, is any litigation threatened against the Company, except for routine litigation arising in the ordinary course of business which is expected to be covered by the Company's liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 2002.

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

Market Information                                                 Dividends Per
------------------             High               Low              Common Share
                               ----               ---              ------------
Quarter Ended

  March 31, 2002            $   18.97          $   14.40            $   0.46
  June 30, 2002             $   20.00          $   17.41            $   0.46
  September 30, 2002        $   19.98          $   15.75            $   0.46
  December 31, 2002         $   18.14          $   16.20            $   0.46

  March 31, 2001            $   17.50          $   14.12            $   0.46
  June 30, 2001             $   20.05          $   16.20            $   0.46
  September 30, 2001        $   20.60          $   17.15            $   0.46
  December 31, 2001         $   19.75          $   17.85            $   0.46

         At December 31, 2002, there were 4,448,531 shares of the Company's Common Stock issued and outstanding which were held by approximately 225 stockholders of record. The stockholders of record do not reflect persons or entities who held their shares in nominee or "street" name.

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

         During the year ended December 31, 2002, there were no sales of unregistered securities by the Company, except the grant, under the Company's 1994 Stock Incentive Plan (the "Plan"), of 37,662 shares of restricted stock to certain employees of the Company. The transfer restrictions on such shares lapse in equal annual installments over a five-year period from the date of the grant, but the holder thereof is entitled to receive dividends on all such shares from the date of the grant. On January 1, 2002 the Company redeemed 6,000 shares of restricted stock previously issued under the Plan.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial information for the Company on a historical basis and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere in this Form 10-K. The balance sheet data for the periods ended December 31, 1998 through December 31, 2002 and operating data for each of the periods presented were derived from the audited financial statements of the Company.

                  (In thousands, except per share information)


                                                       Year           Year         Year          Year           Year
                                                       Ended          Ended       Ended         Ended          Ended
                                                      Dec 31,        Dec 31,     Dec 31,        Dec 31,        Dec 31,
Operating Data                                         2002           2001         2000          1999           1998
------------------------------------------------------------------------------------------------------------------------
Total Revenue                                      $  25,824       $ 24,629      $ 23,730      $ 21,931      $  19,674
                                                   ---------------------------------------------------------------------
Expenses
  Property expense (1)                                 4,252          3,925         3,775         3,512          3,050
  General and administrative                           2,012          1,756         1,557         1,425          1,170
  Interest                                             6,196          6,720         7,045         5,771          5,231
  Depreciation and amortization                        3,938          3,845         3,689         3,436          3,073
                                                   ---------------------------------------------------------------------
        Total Expenses                                16,398         16,246        16,066        14,144         12,524
                                                   ---------------------------------------------------------------------
Other Income (2)                                         674            913           522            69            168
                                                   ---------------------------------------------------------------------
Income  before extraordinary
  item and minority interest                          10,100          9,296         8,186         7,856          7,318
Extraordinary Item - Early
  Extinguishment of Debt                                   -              -             -             -           (319)
                                                   ---------------------------------------------------------------------
Income  before Minority Interest                      10,100          9,296         8,186         7,856          6,999
Minority Interest                                      1,328          1,230         1,088         1,050            912
                                                   ---------------------------------------------------------------------
Net Income                                         $   8,772       $  8,066      $  7,098      $  6,806      $   6,087
                                                   =====================================================================

Number of Properties                                      48             47            45            42             39
                                                   =====================================================================
Number of Square Feet                                  3,699          3,556         3,526         3,468          3,411
                                                   =====================================================================
Per Share Data
----------------------------------------------
Net income (3)                                      $   1.97       $   1.83      $   1.61      $   1.56      $    1.40
                                                   =====================================================================
Cash dividends                                      $   1.84       $   1.84      $   1.84      $   1.84      $    1.84
                                                   =====================================================================
Weighted average of common
  shares outstanding                                   4,447          4,417         4,396         4,365          4,346
                                                   =====================================================================

Balance Sheet Data
Real Estate
  (before accumulated depreciation)                $ 210,986       $196,486      $191,048      $179,858      $ 166,921
Total Assets                                       $ 178,162       $167,511      $166,052      $158,196      $ 149,648
Total debt, including accrued interest             $ 115,534       $105,946      $104,407      $ 95,762      $  85,650
----------------------------------------------

     (1) Property expense includes real estate taxes, property maintenance, insurance, utilities and land lease expense.
     (2) Other income is composed of development fee income, gain on land sales, and equity in net income of unconsolidated entities.
     (3) Net income per share has been computed by dividing the net income by the weighted average number of shares of Common Stock outstanding. The per share amounts shown are presented in accordance with SFAS No. 128 "Earnings per Share". The Company's basic and diluted earnings per share are the same

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company was established to continue to operate and expand the retail property business of its predecessors. The Company commenced its operations in April 1994. The assets of the Company are held by, and all operations are conducted through, Agree Limited Partnership (the "Operating Partnership"), of which the Company is the sole general partner and held an 86.85% interest as of December 31, 2002. The Company is operating so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

         The Company has entered into sixteen (16) leases with Kmart Corporation. Thirteen (13) of the Kmart stores are anchors in the Company's Community Shopping Centers and three (3) Kmart stores are free-standing properties. Kmart Corporation and 37 of its U.S. subsidiaries filed voluntary petitions for reorganization under chapter 11 of the U.S. Bankruptcy Code. Kmart has outlined certain strategic, operational and financial initiatives that it intends to continue or implement during the reorganization process. One of its initiatives was to evaluate the performance of every store and terms of every lease in its portfolio, with the objective of closing unprofitable or underperforming stores.

         The Kmart stores in the Company's Portfolio provide 20% of the Company's Annual Base Rent as of December 31, 2002. Nine of the Kmart stores paid percentage rent in addition to their minimum rent during 2002. As of December 31, 2002 all Kmart stores in the Company's Portfolio were open and operating as Kmart discount stores; however the Company has been notified by Kmart that it intends to close one Company store during the first quarter of 2003.

         On March 8, 2002, Kmart announced that it intended to close 284 under-performing stores as part of its initial Chapter 11 financial objectives review. None of the Company's Kmart stores was included in this initial list of stores to be closed. On January 24, 2003, Kmart announced that it intends to close an additional 317 stores and emerge from bankruptcy by April 30, 2003. One
(1) of the Company's Kmart stores (a Community Shopping Center store) was included in this list of stores to be closed. The Store is located in Lakeland, Florida. It is anticipated that Kmart will vacate the premises during the first quarter of 2003. Annual rental from this Kmart of approximately $480,000 and Kmart's contribution for real estate taxes, insurance and common area maintenance of approximately $110,000 will cease on the actual date Kmart vacates the premises. Management believes it will take between six to twelve months to release the Kmart store. Certain tenants in the Lakeland, Florida shopping center have co-tenancy clauses which if the Kmart store closes, provide either for their rental payments to be based on gross sales or an option to terminate their lease should a replacement tenant not be obtained. Tenants in other Community Shopping Centers in which Kmart is the anchor tenant, have similar co-tenancy provisions in their leases. In addition the Company has agreed to rent reduction totaling $300,000 per year on two other Kmart leases. The rent reductions are for a five (5) year period. The stores receiving the rent concessions are located in Perrysburg, Ohio and Winter Garden, Florida. There can be no assurance that Kmart will not announce additional store closings in the future which may include some of the Company's stores prior to their emergence from bankruptcy. The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included elsewhere in this Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS superceded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively.

         The Company adopted this standard on January 1, 2002. The adoption had no impact on its results of operations and financial position.

CRITICAL ACCOUNTING POLICIES

         In the course of developing and evaluating accounting polices and procedures, the Company used estimates, assumptions and judgments to determine the most appropriate methods to be applied. Such processes are used in determining capitalization of costs related to real estate investments, potential impairment of real estate investments, operating cost reimbursements, and taxable income.

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

         The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the Company's 1994 tax year. As a result, the Company is not subject to federal income taxes to the extent that is distributes annually at lease 90% of its taxable income to its shareholders and satisfies certain other requirements defined in the Code. Accordingly, no provision was made for federal income taxes in the accompanying consolidated financial statements.

COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001

         Minimum rental income increased $1,121,000, or 5%, to $22,843,000 in 2002, compared to $21,722,000 in 2001. The increase was the result of the development of two Properties in 2001, one Property in 2002 and the acquisition of the joint venture partner's interest in three Joint Venture Properties in 2002 - $655,000; the receipt of three lease terminations payments in 2002 - $269,000; and rental rate increases during 2002 - $196,000.

         Percentage rental income decreased $165,000, or 40%, to $248,000 in 2002, compared to $413,000 in 2001. The decrease was the result of the elimination of a tenant's percentage rent provision in exchange for an increase in their base rental income ($128,000); a decrease in percentage rent received from Kmart ($73,000); and an increase in percentage rent received from other tenants $36,000.

         Operating cost reimbursements, which represents additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of property operating expenses, increased $271,000, or 11%, to $2,724,000 in 2002, compared to $2,453,000 in 2001. Operating cost reimbursement increased due to the increase in the reimbursable property operating expenses as explained below.

         Management fees and other income decreased $32,000, or 77%, to $9,000 in 2002, compared to $41,000 in 2001. The decrease was the result of the terminations in September 2001 and February 2002 of the management agreements between the Company and two properties it previously managed but did not own.

         Real estate taxes increased $14,000, or 1%, to $1,766,000 in 2002 compared to $1,752,000 in 2001. The increase is the result of general assessment increases on the Properties.

         Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $314,000, or 22%, to $1,747,000 in 2002 compared to $1,433,000 in 2001. The increase was the result of additional shopping center maintenance of $93,000; increased snow removal costs of $134,000; a decrease in utility costs of ($4,000); and an increase in insurance costs of $91,000 in 2002 versus 2001.

         Land lease payments remained constant at $739,000 for 2002 and 2001.

         General and administrative expenses increased $255,000, or 15%, to $2,012,000 in 2002 compared to $1,757,000 in 2001. The increase was primarily the result of an increase in compensation related expenses related to the addition of an employee and normal compensation increases. General and administrative expenses as a percentage of rental income increased from 7.9% for 2001 to 8.7% for 2002.

         Depreciation and amortization increased $93,000, or 2%, to $3,938,000 in 2002 compared to $3,845,000 in 2001. The increase was the result of indebtedness incurred to develop three Properties in 2001 and 2002 and to acquire the joint venture partner's interest in three Joint Venture Properties in 2002.

         Interest expense decreased $524,000, or 8%, to $6,196,000 in 2002, from $6,720,000 in 2001. The decrease in interest expense was the result of decreased interest rates on variable rate notes payable.

         Equity in net income of unconsolidated entities decreased $21,000 to $674,000 in 2002 compared to $694,000 in 2001 as a result of the acquisition of the joint venture partner's interest in three Joint Venture Properties in November 2002. The tenants are responsible for all operating expenses.

         The Company recognized a gain on the sale of an asset in the amount of $219,000 in 2001. There was no such gain in 2002.

         The Company's income before minority interest increased $805,000, or 9%, to $10,100,000 in 2002, from $9,295,000 in 2001 as a result of the foregoing factors.

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

         Operating cost reimbursements, decreased $69,000, or 3%, to $2,453,000 in 2001, compared to $2,522,000 in 2000. Operating cost reimbursement decreased due to the decrease in the reimbursable property operating expenses and a potential bad debt charge of $50,000 relating to amounts due from Kmart.

         Management fees and other income decreased $2,000, or 5%, to $41,000 in 2001, compared to $43,000 in 2000. The decrease was the result of the termination in September 2001 of a management agreement between the Company and one property is previously managed but did not own.

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

         General and administrative expenses increased $200,000, or 13%, to $1,757,000 in 2001 compared to $1,557,000 in 2000. The increase was primarily the result of an increase in compensation related expenses and general increases in professional fees. General and administrative expenses as a percentage of rental income increased from 7.4% for 2000 to 7.9% for 2001.

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

         Equity in net income of unconsolidated entities increased $172,000 to $694,000 in 2001 compared to $522,000 in 2000 as a result of depreciation expense no longer being allocated to the Company pursuant to the joint venture agreements in which the Company holds interests in properties ranging from 8% to 20%. The tenants are responsible for all operating expenses.

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

         The following table illustrates the calculation of FFO for the years ended December 31, 2002, 2001 and 2000:

                                                    Year ended December 31,
                                                    -----------------------
                                              2002              2001           2000
                                         ----------------------------------------------

Income before minority interest           $10,100,563      $  9,295,472     $ 8,185,808
Depreciation of real estate assets          3,840,636         3,747,065       3,589,757
Amortization of leasing costs                  68,325            68,241          73,723
Depreciation of real estate assets
  held in unconsolidated entities                   -                 -         171,980
Gain on sale of assets                              -          (218,543)              -
                                         ----------------------------------------------
Funds from Operations                     $14,009,524      $ 12,892,235     $12,021,268
                                         ----------------------------------------------
Weighted average shares and
  OP Units outstanding                      5,120,338         5,090,416       5,069,353
                                         ----------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal demands for liquidity are distributions to its stockholders, debt service, development of new properties and future property acquisitions.

         During the quarter ended December 31, 2002, the Company declared a quarterly dividend of $.46 per share. The dividend was paid on January 6, 2003 to holders of record on December 20, 2002.

         As of December 31, 2002, the Company had total mortgage indebtedness of $71,588,863 with a weighted average interest rate of 6.94%. Future scheduled annual maturities of mortgages payable for the years ending December 31 are as follows: 2003 - $2,272,069; 2004 - $2,508,601; 2005 - $30,823,905; 2006 -
$1,817,738; 2007 - $1,946,430. The mortgage debt is all fixed rate debt.

         In addition, the Operating Partnership has in place a $50 million line of credit facility (the "Credit Facility") which is guaranteed by the Company. The Credit Facility matures in August 2003 and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the lender's prime rate, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Properties which are not otherwise encumbered and properties to be acquired or developed. As of December 31, 2002, $36,758,232 was outstanding under the Credit Facility bearing a weighted average interest rate of 2.94%.

         The Company also has in place a $5 million line of credit (the "Line of Credit"), which matures on April 30, 2003, and which the Company expects to renew for an additional 12-month period. The Line of Credit bears interest at the lender's prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. The purpose of the Line of Credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of December 31, 2002, $1,325,000 was outstanding under the Line of Credit bearing a weighted average interest rate of 3.75%.

         One of the Company's wholly-owned subsidiaries has obtained construction financing of approximately $4,350,000 to fund the development of a retail property. The note requires quarterly interest payments, based on a weighted average interest rate based on LIBOR, computed by the lender. The notes mature on June 20, 2004 and are secured by the underlying land and buildings. As of December 31, 2002, $4,002,873 was outstanding under this note, bearing an interest rate of 3.70%.

         The Company has received funding from an unaffiliated third party for the construction of certain of its Properties. Advances under this arrangement bear no interest. The advances are secured by the specific land and buildings being developed. As of December 31, 2002, $1,609,440 was outstanding under this arrangement.

         The Company has one development project under construction that will add an additional 13,560 square feet of GLA to the Company's portfolio. The project was completed during the first quarter of 2003. Additional Company funding required for this project is estimated to be $1,300,000 and will come from the Credit Facility.

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

         The Company plans to begin construction of additional pre-leased developments and may acquire additional properties, which will initially be financed by the Credit Facility and Line of Credit. Management intends to periodically refinance short-term construction and acquisition financing with long-term debt and / or equity. Upon completion of refinancing, the Company intends to lower the ratio of total debt to market capitalization to 50% or less. Nevertheless, the Company may operate with debt levels or rations, which are in excess of 50% for extended periods of time prior to such refinancing.

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

         The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal payments (in thousands) and the weighted average interest rates on remaining debt, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                     2003    2004       2005     2006     2007     THEREAFTER   TOTAL
                                     ----    ----       ----     ----     ----     ----------   -----
FIXED RATE DEBT                      2,272   2,509     30,824     1,818   1,946      32,220    71,589
  AVERAGE INTEREST RATE               6.94    6.94       6.90      6.90    6.90        6.90         -
CONSTRUCTION LOANS                       -   4,003          -         -       -       1,609     5,612
  AVERAGE INTEREST RATE                  -    3.70          -         -       -           -         -
VARIABLE RATE DEBT                   1,571     985        985    34,542       -           -    38,083
  AVERAGE INTEREST RATE               3.70    2.94       2.94      2.94       -           -         -

         The fair value (in thousands) is estimated at $71,600, $5,612 and $38,083 for fixed rate debt, construction loans and variable rate debt, respectively.

         The table above incorporates those exposures that exist as of December 31, 2002, it does not consider those exposures or positions, which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

         The Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure.

         A 10% adverse change in interest rates on the portion of the Company's debt bearing interest at variable rates would result in an increase in interest expense of approximately $115,000.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 5, 2003.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 5, 2003.

         The following table summarizes the equity compensation plans under which the Company's common stock may be issued as of December 31, 2002.


                       NUMBER OF SECURITIES TO    WEIGHTED AVERAGE
                       BE ISSUED UPON EXERCISE    EXERCISE  PRICE OF    NUMBER OF SECURITIES
                       OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,   REMAINING AVAILABLE
PLAN CATEGORY          WARRANTS AND RIGHTS        WARRANTS AND RIGHTS    FOR FUTURE ISSUANCE
----------------------------------------------------------------------------------------------
EQUITY COMPENSATION
PLANS APPROVED
BY SECURITY HOLDERS        23,275                    $19.50                    138,129

EQUITY COMPENSATION
PLANS NOT APPROVED
BY SECURITY HOLDERS             -                         -                          -
----------------------------------------------------------------------------------------------
TOTAL                      23,275                    $19.50                    138.129
----------------------------------------------------------------------------------------------


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 5, 2003.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 5, 2003.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         Our Chief Executive Officer and Vice-President, Finance have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing of this annual report. Based on that evaluation, the Chief Executive Officer and Vice-President, Finance have concluded that our current disclosure controls and procedures are effective and timely, providing them with material information relating to that required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

         There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report

         (1) (2) The financial statements indicated by Part II, Item 8, Financial Statements and Supplementary Data.

     (b) Reports on Form 8-K

         No reports on form 8-K were filed by the Company during the quarter ending December 31, 2002

     (c) Exhibits

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

10.10 Line of Credit Agreement by and among Agree Limited Partnership, the Company, the lenders parties thereto, and Michigan National Bank as Agent (incorporated by reference to Exhibit 10.10 to the 1995 Form 10-K)

10.11 First amendment to $50 million line-of-credit agreement dated August 7, 1997 among Agree Realty Corporation and Michigan National Bank, as agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1997 (the "September 1997 Form 10-Q"))

10.12 First amendment to $5 million business loan agreement dated September 21, 1997 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to Exhibit 10.2 to the September 1997 Form 10-Q)

10.13 Second amendment to $50 million line-of-credit agreement dated November 17, 1997 among Agree Realty Corporation and Michigan National Bank, as agent (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

10.14 Second amendment to amended and restated $5 million business Loan agreement dated October 19, 1998 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

10.15 + Employment Agreement, dated July 1, 1999, by and between the Company, and Richard Agree (incorporated by reference to exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1999 (the "June 1999 Form 10-Q))

10.16 + Employment Agreement, dated July 1, 1999, by and between the Company, and Kenneth R. Howe (incorporated by reference to exhibit 10.6 to the June 1999 Form 10-Q)

10.17 Third amendment to amended and restated $5 million business Loan agreement dated December 19, 1999 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to exhibit 10.17 to the 1999 Form 10-K)

10.18 Assumption Agreement, Mortgage Modification and Amended and Restated Mortgage and Security Agreement, dated as of March 31, 1999 by Agree Limited Partnership to and in favor of Nationwide Life Insurance Company (incorporated by reference to exhibit 10.1 to the June 1999 Form 10-Q)

10.19 Project Loan Agreement dated as of April 30, 1999 between Wilmington Trust Company not in its individual capacity, but solely as Owner Trustee and Agree - Columbia Crossing Project L.L.C. (incorporated by reference to exhibit 10.2 to the June 1999 Form 10-Q)

10.20 Project Loan Agreement dated as of June 11, 1999 between Wilmington Trust Company not in its individual capacity, but solely as Owner Trustee and Agree - Milestone Center Project L.L.C. (incorporated by reference to exhibit 10.3 to the June 1999 Form 10-Q)

10.21 Trust Mortgage dated as of June 27, 1999 from Agree Facility No. 1, L.L.C. as Grantor to Manufacturers and Traders Trust Company (incorporated by reference to exhibit 10.4 to the June 1999 Form 10-Q)

10.22 + Employment Agreement, dated January 10, 2000, by and between the Company, and David J. Prueter (incorporated by reference to exhibit
         10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000

10.23 Third amendment to $50 million line-of-credit agreement dated August 7, 2000 among Agree Realty Corporation and Michigan National Bank, as agent (incorporated by reference To exhibit 10.1 to the Company's Quarterly report on Form 10-Q for the period ended September 30, 2000)

10.24 Fourth amendment to amended and restated $5 million business Loan agreement dated February 19, 2001 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K"))

10.25 Mortgage dated as of December 20, 2001, by Agree Limited Partnership to and in favor of Nationwide Life Insurance Company (incorporated by reference to exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 from 10-K))

10.26 Fifth amendment to amended and restated $5 million business Loan agreement dated April 30, 2002 between Agree Limited Partnership and Standard Federal Bank (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "June 2002 Form 10-Q"))

10.27 Project Loan Agreement dated as of April 30, 2002 between Royal Identify Company (together with its successors and assigns) and Lawrence Store No. 203 L.L.C. (together with its permitted successors and assigns) (incorporated by reference to exhibit 10.2 to the June 2002 Form 10-Q)

10.28  * Project Loan Agreement dated as of November 25, 2002 between
         Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee, and Indianapolis Store No. 16 L.L.C.

21.1   * Subsidiaries of Agree Realty Corporation

23     * Consent of BDO Seidman, LLP

99.1 * Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

99.2 * Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer


-------------------------------------------------------------------------------

      *  Filed herewith

      +  Management contract or compensatory plan or arrangement

                              SIGNATURES


         PURSUANT to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AGREE REALTY CORPORATION


                                  By:        /s/ Richard Agree
                                             ---------------------------------
                                  Name:      Richard Agree
                                             President and Chairman of the
                                                Board of Directors
                                  Date:      March 22, 2003

         PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of March 2003.


By:          /s/ Richard Agree             By:     /s/ Farris G. Kalil
        ------------------------------             ----------------------------
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
By:          /s/ Kenneth R. Howe
        ------------------------------
        Kenneth R. Howe
        Vice President, Finance            By:     /s/ Ellis G. Wachs
           and Secretary                           ---------------------------
        (Principal Financial and                   Ellis G. Wachs
        Accounting Officer)                        Director


                                           By:     /s/ Gene Silverman
                                                   ---------------------------
                                                   Gene Silverman
                                                   Director

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Richard Agree, certify that:

         1. I have reviewed this annual report on Form 10-K of Agree Realty Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 22, 2003                /s/ Richard Agree
---------------------------         -----------------

                                    Name:  Richard Agree
                                    Title: President and Chief Executive Officer

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Kenneth R. Howe, certify that:

         1. I have reviewed this annual report on Form 10-K of Agree Realty Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 22, 2003                              /s/ Kenneth R. Howe
---------------------------                       -------------------

                                                  Name:  Kenneth R. Howe
                                                  Title: Vice President, Finance

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


 NOTES TO FINANCIAL STATEMENTS                                               F-9


 SCHEDULE III - Real Estate and Accumulated Depreciation                    F-23

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Owners of
Agree Realty Corporation
Farmington Hills, Michigan

We have audited the accompanying consolidated balance sheets of Agree Realty Corporation (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. We have also audited the schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agree Realty Corporation at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.





                                                                BDO SEIDMAN, LLP

Troy, Michigan
February 13, 2003

                                                        AGREE REALTY CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS






December 31,                                                       2002          2001
--------------------------------------------------------------------------------------
ASSETS

REAL ESTATE INVESTMENTS (Notes 3, 4 and 5)
   Land                                                    $ 53,177,464  $ 46,838,530
   Buildings                                                155,536,789   148,283,359
   Property under development                                 2,271,413     1,363,939
--------------------------------------------------------------------------------------

                                                            210,985,666   196,485,828
   Less accumulated depreciation                            (37,456,301)  (33,634,461)
--------------------------------------------------------------------------------------

NET REAL ESTATE INVESTMENTS                                 173,529,365   162,851,367

CASH AND CASH EQUIVALENTS                                     1,095,610     1,101,861

ACCOUNTS RECEIVABLE - TENANTS, net of allowance of
   $185,000 and $50,000 for possible losses                     784,637       666,749

INVESTMENTS IN AND ADVANCES TO
   UNCONSOLIDATED ENTITIES                                      315,496       255,203

UNAMORTIZED DEFERRED EXPENSES
   Financing costs                                            1,117,253     1,355,864
   Leasing costs                                                307,746       352,441

OTHER ASSETS                                                  1,012,065       927,861
--------------------------------------------------------------------------------------

                                                           $178,162,172  $167,511,346
=====================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS





December 31,                                                      2002          2001
------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

MORTGAGES PAYABLE (Note 3)                                $ 71,588,863  $ 69,209,337

CONSTRUCTION LOANS (Note 4)                                  5,612,313    16,560,202

NOTES PAYABLE (Note 5)                                      38,083,232    19,958,232

DIVIDENDS AND DISTRIBUTIONS PAYABLE (Note 6)                 2,356,156     2,341,591

ACCRUED INTEREST PAYABLE                                       249,706       218,598

ACCOUNTS PAYABLE
   Capital expenditures                                        589,760       598,362
   Operating                                                 1,179,273     1,244,950

TENANT DEPOSITS                                                 93,138        50,020
------------------------------------------------------------------------------------

TOTAL LIABILITIES                                          119,752,441   110,181,292
------------------------------------------------------------------------------------

MINORITY INTEREST (Note 7)                                   5,787,007     5,698,101
------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (Note 6)
   Common stock, $.0001 par value; 20,000,000
     shares authorized; 4,448,531 and 4,416,869
     shares issued and outstanding                                 445           442
   Additional paid-in capital                               64,506,772    63,937,682
   Deficit                                                 (11,135,499)  (11,724,832)
------------------------------------------------------------------------------------

                                                            53,371,718    52,213,292
Less: unearned compensation - restricted stock (Note 10)      (748,994)     (581,339)
------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                  52,622,724    51,631,953
------------------------------------------------------------------------------------

                                                          $178,162,172  $167,511,346
====================================================================================


                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                               CONSOLIDATED STATEMENTS OF INCOME


Year Ended December 31,                                                     2002           2001           2000
--------------------------------------------------------------------------------------------------------------

REVENUES
   Minimum rents                                                    $ 22,842,824    $21,722,471    $20,864,329
   Percentage rents                                                      247,994        413,058        301,474
   Operating cost reimbursement                                        2,724,366      2,452,866      2,521,947
   Management fees and other (Note 8)                                      9,250         40,573         42,695
--------------------------------------------------------------------------------------------------------------

TOTAL REVENUES                                                        25,824,434     24,628,968     23,730,445
--------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Real estate taxes                                                   1,765,758      1,752,402      1,726,751
   Property operating expenses                                         1,747,145      1,433,449      1,363,663
   Land lease payments                                                   738,915        738,960        685,043
   General and administrative                                          2,011,854      1,756,709      1,556,817
   Depreciation and amortization                                       3,937,626      3,844,520      3,689,526
--------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                              10,201,298      9,526,040      9,021,800
--------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                15,623,136     15,102,928     14,708,645
--------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense                                                   (6,196,153)    (6,720,318)    (7,045,176)
   Equity in net income of unconsolidated entities                       673,580        694,319        522,339
   Gain on sale of assets                                                      -        218,543              -
--------------------------------------------------------------------------------------------------------------

TOTAL OTHER EXPENSE                                                   (5,522,573)    (5,807,456)    (6,522,837)
--------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST                                       10,100,563      9,295,472      8,185,808

MINORITY INTEREST                                                      1,328,233      1,229,819      1,087,921
--------------------------------------------------------------------------------------------------------------

NET INCOME                                                          $  8,772,330    $ 8,065,653    $ 7,097,887
==============================================================================================================

EARNINGS PER SHARE (Note 2)                                         $       1.97    $      1.83    $      1.61
==============================================================================================================


                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                  Common Stock                Additional                               Unearned
                                         -------------------------------         Paid-In                         Compensation -
                                                Shares         Amount            Capital            Deficit    Restricted Stock
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, January 1, 2000                     4,364,867          $ 436       $ 63,217,235     $  (10,673,302)      $    (510,819)

Issuance of shares under the Stock
   Incentive Plan                               33,802              4            471,198                  -            (267,648)
Shares redeemed under the Stock
   Incentive Plan                               (4,000)             -            (56,000)                 -                   -
Vesting of restricted stock                          -              -                  -                  -             236,126
Dividends declared, $1.84 per share                  -              -                  -         (8,088,031)                  -
Net income                                           -              -                  -          7,097,887                   -
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2000                   4,394,669            440         63,632,433        (11,663,446)           (542,341)

Issuance of shares under the Stock
   Incentive Plan                               27,291              2            375,249                  -            (305,250)
Shares redeemed under the Stock
   Incentive Plan                               (5,091)             -            (70,000)                 -                   -
Vesting of restricted stock                          -              -                  -                  -             266,252
Dividends declared, $1.84 per share                  -              -                  -         (8,127,039)                  -
Net income                                           -              -                  -          8,065,653                   -
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2001                   4,416,869            442         63,937,682        (11,724,832)           (581,339)

Issuance of shares under the Stock
   Incentive Plan                               37,662              3            680,030                  -            (482,900)
Shares redeemed under the Stock
   Incentive Plan                               (6,000)             -           (110,940)                 -                   -
Vesting of restricted stock                          -              -                  -                  -             315,245
Dividends declared, $1.84 per share                  -              -                  -         (8,182,997)                  -
Net income                                           -              -                  -          8,772,330                   -
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2002                   4,448,531          $ 445       $ 64,506,772     $  (11,135,499)      $    (748,994)
=================================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended December 31,                                                       2002               2001               2000
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $     8,772,330     $     8,065,653    $     7,097,887
   Adjustments to reconcile net income to net
     cash provided by operating activities
       Depreciation                                                      3,861,751           3,767,240          3,602,678
       Amortization                                                        357,589             454,196            453,094
       Stock-based compensation                                            315,245             266,252            236,126
       Gain on sale of assets                                                    -            (218,543)                 -
       Equity in net income of unconsolidated entities                    (673,580)           (694,319)          (522,339)
       Minority interests                                                1,328,233           1,229,819          1,087,921
       Decrease (increase) in accounts receivable                         (117,888)             74,816           (176,432)
       Decrease in other assets                                           (191,958)            (29,313)          (306,780)
       Increase (decrease) in accounts payable                             (65,677)            227,457            161,607
       Increase (decrease) in accrued interest                              31,108             (96,009)           (30,268)
       Increase (decrease) in tenant deposits                               43,118              (1,220)              (833)
--------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                               13,660,271          13,046,029         11,602,661
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of real estate investments (including
     capitalized interest of $118,000 in 2002,
     $165,800 in 2001 and $394,400 in 2000)                            (13,910,078)         (4,839,564)       (10,079,123)
   Distributions from unconsolidated entities                              673,580             694,319            694,320
   Proceeds from sale of assets                                                  -             280,000                  -
--------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                  (13,236,498)         (3,865,245)        (9,384,803)
--------------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended December 31,                                                2002            2001            2000
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Line-of-credit net borrowings (payments)                      18,125,000     (15,400,000)      8,200,000
   Dividends and limited partners' distributions paid            (9,407,759)     (9,356,153)     (9,313,647)
   Payment on construction loans                                 (7,766,219)        (53,800)              -
   Payments of mortgages payable                                 (2,104,010)     (1,910,433)     (1,316,801)
   Mortgage proceeds                                              1,301,866      19,000,000         500,000
   Payments of payables for capital expenditures                   (401,229)     (1,040,672)     (1,112,043)
   Redemption of restricted stock                                  (110,940)        (70,000)        (56,000)
   Payments for financing costs                                     (43,103)       (256,679)       (254,949)
   Payments of leasing costs                                        (23,630)       (110,258)       (101,518)
   Proceeds from construction loans                                       -               -       1,291,931
-------------------------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                              (430,024)     (9,197,995)     (2,163,027)
-------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                              (6,251)        (17,211)         54,831

CASH AND CASH EQUIVALENTS, beginning of year                      1,101,861       1,119,072       1,064,241
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                          $ 1,095,610    $  1,101,861     $ 1,119,072
=============================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest (net of amounts capitalized)          $ 5,889,778    $  6,486,219     $ 6,718,068
=============================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
   Construction loan paid with mortgage                         $  3,181,670   $          -     $         -
   Dividends and limited partners' distributions
     declared and unpaid                                        $  2,356,156   $   2,341,591    $  2,331,379
   Shares issued under Stock Incentive Plan                     $    680,033   $     375,251    $    471,202
   Real estate investments financed with accounts
     payable                                                    $    589,760   $     598,362    $  1,110,673
=============================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. THE COMPANY             Agree Realty Corporation (the "Company") is a
                           self-administered, self-managed real estate investment trust, which develops, acquires, owns and operates properties, which are primarily leased to national and regional retail companies under net leases. At December 31, 2002, the Company's properties are comprised of fourteen shopping centers, twenty-nine single tenant retail facilities and one land lease property located in thirteen states. In addition, the Company owns joint venture interests ranging from 8% to 15% in four free-standing retail properties. During the year ended December 31, 2002, approximately 95% of the Company's base rental revenues were received from national and regional tenants under long-term leases, including approximately 28% from Borders, Inc., 20% from Kmart Corporation, and 17% from Walgreen Co.

2. SUMMARY OF SIGNIFICANT  PRINCIPLES OF CONSOLIDATION
   ACCOUNTING POLICIES
                           The consolidated financial statements of Agree Realty Corporation include the accounts of the Company, its majority-owned partnership, Agree Limited Partnership (the "Operating Partnership"), and its wholly-owned subsidiaries. The Company controlled, as the sole general partner, 86.85% and 86.77% of the Operating Partnership as of December 31, 2002 and 2001, respectively. All material intercompany accounts and transactions are eliminated.

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

                           VALUATION OF LONG-LIVED ASSETS

                           Long-lived assets such as real estate investments are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required through December 31, 2002.

                           REAL ESTATE INVESTMENTS

                           Real estate assets are stated at cost less accumulated depreciation. All costs related to planning, development and construction of buildings prior to the date they become operational, including interest and real estate taxes during the construction period, are capitalized for financial reporting purposes and recorded as "Property under development" until construction has been completed. As of December 31, 2002, the cost to complete the properties under development is approximately $1,330,000.

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

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                           ACCOUNTS RECEIVABLE - TENANTS

                           Accounts receivable from tenants reflect primarily reimbursement of specified common area expenses. The Company determines its allowance for uncollectible accounts based on historical trends, existing economic conditions, and known financial position of its tenants. Tenant accounts receivable are written-off by the Company only when receipt is remote.

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

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                           MINORITY INTEREST

                           This amount represents the limited partners' interest ("OP Units") of 13.15% and 13.23% (convertible into 673,547 shares) in the Operating Partnership as of December 31, 2002 and 2001, respectively.

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

                           STOCK OPTIONS

                           The Company has elected to adopt the recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) using the prospective method beginning January 1, 2003. SFAS 123 establishes a fair value based method of accounting for stock-based compensation plans under which employees receive shares of stock or other equity instruments of the Company or the Company incurs liabilities to employees in amounts based on the price of its stock. The Company does not believe that the adoption of the recognition

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                           provisions will have any impact on the financial position or results of operations of the Company.

                           DIVIDENDS

                           The Company declared dividends of $1.84 per share during the years ended December 31, 2002, 2001, and 2000; the dividends have been reflected for federal income tax purposes as follows:



                           December 31,                            2002           2001            2000
                           ------------------------------------------------------------------------------

                           Ordinary income                    $    1.84      $    1.76       $    1.52
                           Return of capital                          -            .08             .32
                           ------------------------------------------------------------------------------

                           TOTAL                              $    1.84      $    1.84       $    1.84
                           ==============================================================================

                           The aggregate federal income tax basis of Real Estate Investments is approximately $18.3 million less than the financial statement basis.

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

                           The following table sets forth the computation of basic and diluted earnings per share:

                           December 31,                                 2002          2001         2000
                           --------------------------------------------------------------------------------
                           NUMERATOR
                             Net income                             $ 8,772,330   $ 8,065,653  $ 7,097,887
                             Income allocated to minority interests   1,328,233     1,229,819    1,087,921
                           --------------------------------------------------------------------------------

                           NUMERATOR FOR BASIC AND DILUTED
                             EARNINGS PER SHARE - INCOME
                             AVAILABLE TO SHAREHOLDERS AFTER
                             ASSUMED CONVERSIONS                    $10,100,563   $ 9,295,472  $ 8,185,808
                           --------------------------------------------------------------------------------

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                           December 31,                                  2002        2001         2000
                           ------------------------------------------------------------------------------
                           DENOMINATOR
                              Weighted average shares outstanding     4,446,791   4,416,869    4,395,806
                              Weighted average OP Units outstanding,
                                Assuming conversion                     673,547     673,547      673,547
                           ------------------------------------------------------------------------------

                           DENOMINATOR FOR BASIC EARNINGS PER
                              SHARE - ADJUSTED WEIGHTED AVERAGE
                              SHARES AND ASSUMED CONVERSIONS          5,120,338   5,090,416    5,069,353

                           EMPLOYEE STOCK OPTIONS                            -           -            -
                           ------------------------------------------------------------------------------

                           DENOMINATOR FOR DILUTED EARNINGS PER
                              SHARE                                   5,120,338   5,090,416    5,069,353
                           ==============================================================================

                           Options to purchase shares of common stock were outstanding (see Note 9) but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, any additional shares would be anti-dilutive.

                           RECENT ACCOUNTING PRONOUNCEMENTS

                           In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS superceded Statement of Financial Accounting Standards No 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS
                           121), and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transaction. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively.

                           The Company adopted this standard on January 1, 2002. The adoption had no impact on its results of operations and financial position.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3. MORTGAGES PAYABLE       Mortgages payable consisted of the following:

                           December 31,                                         2002               2001
                           -----------------------------------------------------------------------------------
                           Note payable in monthly installments
                             of $249,750 including interest at
                             7.0% per annum, with the remaining
                             balance of $28,221,503 due November
                             2005; collateralized by related
                             real estate and tenants' leases                     $  30,910,623   $  31,713,595

                           Note payable in monthly installments
                             of $153,838 including interest at
                             6.90% per annum, with the final
                             monthly payment due January  2020;
                             collateralized by related real
                             estate and tenants' leases                             18,447,700      19,000,000

                           Note payable in monthly installments
                             of $99,598 including interest at
                             6.63% per annum, with the final
                             monthly  payment due February  2017;
                             collateralized by related real
                             estate and tenants' leases                             10,961,509      11,413,540

                           Note payable in monthly installments
                             of $61,948 including interest at
                             7.0%  per  annum  (with  rate  to be
                             modified to prevailing interest
                             rate in December 2005),
                             collateralized by related real
                             estate and tenants' leases, final
                             balloon installment of
                             approximately  $2,907,000 scheduled
                             to be due April 2013                                    6,826,478       7,082,202

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           Note payable in monthly installments
                             of $25,631 including interest at
                             7.50% per annum, with the final
                             monthly payment due May 2022;
                             collateralized by related real
                             estate and tenant lease                                 3,140,687               -

                           Note payable in monthly installments
                             of $12,453 including interest at
                             6.95% per annum, with the final
                             monthly  payment due December  2017;
                             collateralized   by   related   real
                             estate and tenant lease                                 1,301,866               -
                           -----------------------------------------------------------------------------------

                           TOTAL                                                 $  71,588,863   $  69,209,337
                           ===================================================================================

                           Future scheduled annual maturities of mortgages payable for years ending December 31 are as follows:
                           2003 - $2,272,069; 2004 - $2,508,601; 2005 -
                           $30,823,905; 2006 - $1,817,738; 2007 - $1,946,430;
                           and $32,220,120 thereafter.

4. CONSTRUCTION LOANS      The Company's wholly-owned subsidiaries have obtained
                           construction financing totalling approximately
                           $4,350,000 in 2002 and $16,100,000 in 2001, which is
                           available to fund the development of four retail properties. Quarterly interest payments are made based on LIBOR. The notes matures on June 20, 2004 and are secured by the related land and building. The
                           Company owed $4,002,873 and $14,896,962 for these loans at December 31, 2002 and 2001 with a weighted average interest rate of 3.70% and 2.77%, respectively.

                           The Company has also received funding from an unaffiliated third party for certain of its single tenant retail properties. Borrowings under this arrangement bear no interest. The advances are secured by the specific land and buildings being developed. The Company owed $1,609,440 and $1,663,240 for these advances as of December 31, 2002 and 2001, respectively.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




5. NOTES PAYABLE           The Operating Partnership has in place a $50 million
                           line-of-credit agreement, which is guaranteed by the Company. The agreement expires in August 2003 and can be extended, solely at the option of the Operating
                           Partnership, for an additional three years. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the bank's prime rate, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company's Properties which are not otherwise encumbered and properties to be acquired or developed. At December 31, 2002 and 2001,
                           $36,758,232 and $18,158,232, respectively, was
                           outstanding under this facility with a weighted average interest rate of 2.94% and 3.23%, respectively.

                           In addition, the Company maintains a $5,000,000 line-of-credit agreement with a bank. Monthly interest payments are required, either at the bank's prime rate less 50 basis points, or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. At December 31, 2002 and 2001, $1,325,000 and $1,800,000, respectively, was outstanding under this agreement with a weighted average interest rate of 3.75% and 3.85%, respectively.

6. DIVIDENDS AND           On December 9, 2002 the Company declared a dividend
   DISTRIBUTIONS           of $.46 per share for the quarter ended December 31,
   PAYABLE                 2002. The holders of OP Units were entitled to an
                           equal distribution per OP Unit held as of December
                           31, 2002. The dividends and distributions payable are recorded as liabilities in the Company's balance sheet at December 31, 2002. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners' minority interest. These amounts were paid on January 6, 2003.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. MINORITY INTEREST       The following summarizes the changes in minority
                           interest since January 1, 2000:

                           MINORITY INTEREST AT JANUARY 1, 2000                 $   5,859,012
                           Minority interests' share of income for the year         1,087,921
                           Distributions for the year                              (1,239,325)
                           -------------------------------------------------------------------

                           MINORITY INTEREST AT DECEMBER 31, 2000                   5,707,608
                           Minority interests' share of income for the year         1,229,819
                           Distributions for the year                              (1,239,326)
                           -------------------------------------------------------------------

                           MINORITY INTEREST AT DECEMBER 31, 2001                   5,698,101
                           Minority interests' share of income for the year         1,328,233
                           Distributions for the year                              (1,239,327)
                           -------------------------------------------------------------------

                           MINORITY INTEREST AT DECEMBER 31, 2002               $   5,787,007
                           ===================================================================

8. RELATED PARTY           During 2001 and 2000, the Company managed certain
   TRANSACTIONS            additional properties, which are owned by certain
                           officers and directors of the Company, but are not included in the consolidated financial statements.
                           Income related to these activities is reflected as "Management fees and other" in the accompanying consolidated statements of income.

9. STOCK INCENTIVE PLAN    The Company has established a stock incentive plan
                           (the "Plan") under which options were granted in April 1994. The options, which have an exercise price equal to the initial public offering price
                           ($19.50/share), can be exercised in increments of 25% on each anniversary of the date of the grant, and expire upon employment termination. All 23,275 options outstanding were exercisable at December 31, 2002 and 2001. No options were exercised or granted during 2002, 2001 or 2000.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




10. UNEARNED               As part of the Company's stock incentive plan,
    COMPENSATION-          restricted common shares are granted to certain
    RESTRICTED STOCK       employees. On the date of the award, the Company
                           increases unearned compensation - restricted stock on the balance sheet by the stock price multiplied by the number of shares awarded. The restricted shares vest and are charged to expense in increments of 20% per year for five years. Plan participants are entitled to receive the quarterly dividends on their respective restricted shares. The following table summarizes the restricted shares for the years ended
                           December 31, 2002, 2001 and 2000:

                                                                         2002       2001         2000
                           ------------------------------------------------------------------------------
                           Restricted shares outstanding January 1     137,334     115,134       85,332
                           Restricted  shares  granted  during the
                             year                                       37,662      27,291       33,802
                           Restricted shares redeemed during the
                             year                                       (6,000)     (5,091)      (4,000)
                           ------------------------------------------------------------------------------

                           Restricted shares outstanding
                             December 31                               168,996     137,334      115,134
                           ==============================================================================

                           COMPENSATION EXPENSE RECORDED RELATED
                             TO RESTRICTED COMMON SHARES            $  315,245  $  266,252   $  236,126
                           ==============================================================================


11. PROFIT-SHARING PLAN    The Company has a discretionary profit-sharing plan
                           whereby it contributes to the plan such amounts as the Board of Directors of the Company determines. The participants in the plan cannot make any contributions to the plan. Contributions to the plan are allocated to the employees based on their percentage of compensation to the total compensation of all employees for the plan year. Participants in the plan become fully vested after six years of service. No contributions were made to the plan in 2002, 2001 or 2000.

12. RENTAL INCOME          The Company leases premises in its properties to
                           tenants pursuant to lease agreements, which provide for terms ranging generally from 5 to 25 years. The majority of leases provide for additional rents based on tenants' sales volume.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                           As of December 31, 2002, the future minimum revenues for the next five years from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows (in thousands):

                           2003                                   $      23,984
                           2004                                          23,053
                           2005                                          22,440
                           2006                                          21,125
                           2007                                          20,652
                           Thereafter                                   173,638
                           -----------------------------------------------------

                           TOTAL                                  $     284,892
                           =====================================================

                           Of these future minimum rentals, approximately 34% of the total is attributable to Borders, Inc., approximately 25% of the total is attributable to Walgreen and approximately 18% is attributable to Kmart Corporation. Borders is a major operator of book superstores in the United States, Walgreen operates in the national drugstore chain industry and Kmart's principal business is general merchandise retailing through a chain of discount department stores. The loss of any of these anchor tenants or the inability of any of them to pay rent could have an adverse effect on the Company's business.

                           On January 22, 2002 Kmart Corporation and 37 of its U.S. subsidiaries filed voluntary petitions for reorganization under chapter 11 of the U.S. Bankruptcy Code. In its filings in the U.S. Bankruptcy Court for the Northern District of Illinois, Kmart indicated that it will reorganize on a fast-track basis. Kmart has outlined certain strategic, operational and financial initiatives that it intends to continue or implement during the reorganization process. One of its initiatives is to evaluate the performance of every store and terms of every lease in its portfolio, with the objective of closing unprofitable or under performing stores. On March 8, 2002, Kmart announced that it would close 284 under-performing stores as part of its initial Chapter 11 financial objectives review. On January 24, 2003, Kmart announced that it intends to close an additional 326 stores and emerge from bankruptcy by April 30, 2003.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                           The Company has entered into sixteen (16) leases with Kmart Corporation. Thirteen (13) of the Kmart stores are anchors in the Company's Community Shopping Centers and three (3) Kmart stores are free-standing properties. The Kmart stores are located in five states as follows: Michigan (9), Wisconsin (3), Florida (2), Ohio (1) and Kentucky (1). At December 31, 2002, all sixteen (16) of the Kmart stores were open and operating as Kmart discount stores; however, the Company has been notified by Kmart Corporation that it intends to terminate one of the Company's leases and vacate the store located in Lakeland, Florida during the first quarter of 2003. Annual rental from Kmart of approximately $480,000 and Kmart's contribution for real estate taxes, insurance and common area maintenance of approximately $110,000 will cease on the actual date Kmart vacates the premises. In addition, the Company has agreed to rent reductions totaling $300,000 per year on two Kmart leases. The rent reductions are for a five (5) year period. The stores receiving the rent concessions are located in Ohio and Florida. There can be no assurance that Kmart won't announce additional store closings in the future, which may include some of the Company's stores.

13. LEASE COMMITMENTS      The Company has entered into certain land lease
                           agreements for four of its properties. As of December
                           31, 2002, future annual lease commitments under these agreements are as follows:


                           Year Ended December 31,
                           ----------------------------------------------------
                           2003                                $       725,443
                           2004                                        725,443
                           2005                                        764,768
                           2006                                        768,343
                           2007                                        774,619
                           Thereafter                               12,039,311
                           ----------------------------------------------------

                           TOTAL                               $    15,797,927
                           ====================================================


14. SUBSEQUENT EVENT       During February 2003, the Company purchased the
                           interest of its joint venture partner in a single tenant property located in Ann Arbor, Michigan. The cost of the acquisition was approximately $7,700,000 and was financed with a twenty year mortgage at a rate of 6.50%.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15. INTERIM RESULTS        The following summary represents the unaudited
    (UNAUDITED)            results of operations of the Company, expressed in
                           thousands except per share amounts, for the periods from January 1, 2001 through December 31, 2002:

                                                                 Three Months Ended
                           --------------------------------------------------------------------------------------------
                           2002                                     March 31,   June 30,  September 30,   December 31,
                           --------------------------------------------------------------------------------------------

                           REVENUES                               $    6,169   $  6,199   $     6,328     $     7,128
                           ============================================================================================

                           Income before minority interest        $    2,237   $  2,442   $     2,460     $     2,962
                           Minority interest                             295        321           323             390
                           --------------------------------------------------------------------------------------------

                           NET INCOME                             $    1,942   $  2,121   $     2,137     $     2,572
                           ============================================================================================

                           EARNINGS PER SHARE                     $      .44   $    .48   $       .48     $       .57
                           ============================================================================================

                                                                 Three Months Ended
                           --------------------------------------------------------------------------------------------
                           2001                                     March 31,   June 30,  September 30,   December 31,
                           --------------------------------------------------------------------------------------------

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
                           ============================================================================================

                                                        AGREE REALTY CORPORATION

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 2002



       Column A                 Column B              Column C               Column D
       --------                -----------   ---------------------------   -------------



                                                    Initial Cost                   Costs
                                             ---------------------------     Capitalized
                                                           Buildings and   Subsequent to
Description                    Encumbrance          Land    Improvements     Acquisition
-----------                    -----------   -----------   -------------   -------------
COMPLETED RETAIL FACILITIES
   Borman Center, MI           $ 1,011,976   $   550,000   $   562,404       $ 1,087,596
   Capital Plaza, KY             1,279,736         7,379     2,240,607           534,115
   Charlevoix Common, MI         3,662,909       305,000     5,152,992           106,718
   Chippewa Commons, WI          4,695,324     1,197,150     6,367,560           224,769
   Grayling Plaza, MI              910,161       200,000     1,778,657                 -
   Iron Mountain Plaza, MI       3,764,881       677,820     7,014,996           491,900
   Ironwood Commons, MI          3,956,118       167,500     8,181,306           251,653
   Marshall Plaza Two, MI        3,134,337             -     4,662,230           115,294
   North Lakeland Plaza, FL      6,826,478     1,641,879     6,364,379           824,023
   Oscoda Plaza, MI                945,806       183,295     1,872,854              --
   Perrysburg Plaza, OH                  -        21,835     2,291,651           354,704
   Petoskey Town Center, MI      5,131,163       875,000     8,895,289           209,653
   Plymouth Commons, WI          4,426,401       535,460     5,667,504           279,073
   Rapids Associates, MI         4,710,779       705,000     6,854,790            27,767
   Shawano Plaza, WI             5,149,710       190,000     9,133,934           101,471
   West Frankfort Plaza, IL        430,245         8,002       784,077           143,258
   Winter Garden Plaza, FL               -     1,631,448     8,459,024           357,512
   Omaha Store, NE               1,730,197     1,705,619     2,053,615             2,152
   Wichita Store, KS             1,267,043     1,039,195     1,690,644            24,666
   Santa Barbara Store, CA       2,575,309     2,355,423     3,240,557             2,650
   Monroeville, PA               3,947,573     6,332,158     2,249,724                 -
   Norman, OK                    1,152,762       879,562     1,626,501                 -
   Columbus, OH                  1,454,850       826,000     2,336,791                 -
   Aventura, FL                  1,459,601             -     3,173,121                 -
   Boyton Beach, FL              2,367,594     3,103,942     2,043,122                 -
   Lawrence, KS                  3,140,687             -     3,000,000           155,407
   Waterford, MI                 2,639,531       971,009     1,562,869           135,390
   Chesterfield Township, MI     2,898,223     1,350,590     1,757,830           (46,164)


       Column A                                     Column E
       --------                   ---------------------------------------------


                                          Gross Amount at Which Carried
                                               at Close of Period
                                  ---------------------------------------------
                                                 Buildings and
Description                            Land       Improvements         TOTAL
-----------                       -----------     -----------       -----------
COMPLETED RETAIL FACILITIES
   Borman Center, MI              $   550,000     $ 1,650,000       $ 2,200,000
   Capital Plaza, KY                    7,379       2,774,722         2,782,101
   Charlevoix Common, MI              305,000       5,259,710         5,564,710
   Chippewa Commons, WI             1,197,150       6,592,329         7,789,479
   Grayling Plaza, MI                 200,000       1,778,657         1,978,657
   Iron Mountain Plaza, MI            677,820       7,506,896         8,184,716
   Ironwood Commons, MI               167,500       8,432,959         8,600,459
   Marshall Plaza Two, MI                --         4,777,524         4,777,524
   North Lakeland Plaza, FL         1,641,879       7,188,402         8,830,281
   Oscoda Plaza, MI                   183,295       1,872,854         2,056,149
   Perrysburg Plaza, OH               345,538       2,322,651         2,668,189
   Petoskey Town Center, MI           875,000       9,104,942         9,979,942
   Plymouth Commons, WI               535,460       5,946,577         6,482,037
   Rapids Associates, MI              705,000       6,882,557         7,587,557
   Shawano Plaza, WI                  190,000       9,235,405         9,425,405
   West Frankfort Plaza, IL             8,002         927,335           935,337
   Winter Garden Plaza, FL          1,631,448       8,816,536        10,447,984
   Omaha Store, NE                  1,705,619       2,055,767         3,761,386
   Wichita Store, KS                1,039,195       1,715,310         2,754,505
   Santa Barbara Store, CA          2,355,423       3,243,207         5,598,630
   Monroeville, PA                  6,332,158       2,249,724         8,581,882
   Norman, OK                         879,562       1,626,501         2,506,063
   Columbus, OH                       826,000       2,336,791         3,162,791
   Aventura, FL                          --         3,173,121         3,173,121
   Boyton Beach, FL                 3,103,942       2,043,122         5,147,064
   Lawrence, KS                          --         3,155,407         3,155,407
   Waterford, MI                      971,009       1,698,259         2,669,268
   Chesterfield Township, MI        1,350,590       1,711,666         3,062,256




       Column A                        Column F         Column G       Column H
       --------                      ------------     ------------   ------------
                                                                             Life
                                                                         on Which
                                                                     Depreciation
                                                                        in Latest
                                                                           Income
                                      Accumulated          Date of      Statement
Description                          Depreciation     Construction    is Computed
-----------                          ------------     ------------   ------------
COMPLETED RETAIL FACILITIES
   Borman Center, MI                  $ 1,123,031           1977       40 Years
   Capital Plaza, KY                    1,480,933           1978       40 Years
   Charlevoix Common, MI                1,583,803           1991       40 Years
   Chippewa Commons, WI                 2,040,248           1990       40 Years
   Grayling Plaza, MI                     844,215           1984       40 Years
   Iron Mountain Plaza, MI              2,100,330           1991       40 Years
   Ironwood Commons, MI                 2,419,906           1991       40 Years
   Marshall Plaza Two, MI               1,386,320           1990       40 Years
   North Lakeland Plaza, FL             2,690,842           1987       40 Years
   Oscoda Plaza, MI                       883,420           1984       40 Years
   Perrysburg Plaza, OH                 1,106,926           1983       40 Years
   Petoskey Town Center, MI             2,672,180           1990       40 Years
   Plymouth Commons, WI                 1,782,400           1990       40 Years
   Rapids Associates, MI                2,099,520           1990       40 Years
   Shawano Plaza, WI                    2,894,665           1990       40 Years
   West Frankfort Plaza, IL               418,750           1982       40 Years
   Winter Garden Plaza, FL              2,965,144           1988       40 Years
   Omaha Store, NE                        366,176           1995       40 Years
   Wichita Store, KS                      305,464           1995       40 Years
   Santa Barbara Store, CA                577,687           1995       40 Years
   Monroeville, PA                        344,236           1996       40 Years
   Norman, OK                             253,949           1996       40 Years
   Columbus, OH                           404,067           1996       40 Years
   Aventura, FL                           532,159           1996       40 Years
   Boyton Beach, FL                       310,537           1996       40 Years
   Lawrence, KS                           407,901           1997       40 Years
   Waterford, MI                          211,250           1997       40 Years
   Chesterfield Township, MI              193,141           1998       40 Years

                                                        AGREE REALTY CORPORATION

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 2002

         Column A                  Column B             Column C                  Column D
----------------------------   --------------- ----------------------------   ---------------



                                                      Initial Cost                    Costs
                                               ----------------------------     Capitalized
                                                             Buildings and    Subsequent to
Description                     Encumbrance           Land   Improvements       Acquisition
---------------------------------------------------------------------------------------------
  Grand Blanc, MI                 2,768,877      1,104,285      1,998,919           13,968
  Pontiac, MI                     2,654,877      1,144,190      1,808,955         (113,506)
  Mt. Pleasant Shopping
     Center, MI                           -        907,600      8,081,968          200,662
  Tulsa, OK                       4,002,873      1,100,000      2,394,512                -
  Columbia, MD                    1,805,825      1,545,509      2,093,700          286,589
  Rochester, MI                   3,696,919      2,438,740      2,188,050            1,949
  Ypsilanti, MI                   3,339,034      2,050,000      2,222,097           29,624
  Germantown, MD                  1,717,549      1,400,000      2,288,890           45,000
  Petoskey, MI                    2,322,565              -      2,332,473          (16,325)
  Flint, MI                       3,503,218      2,026,625      1,879,700           (1,201)
  Flint, MI                       3,014,354      1,477,680      2,241,293                -
  New Baltimore, MI               2,571,609      1,250,000      2,285,781          (15,683)
  Flint, MI                       1,622,815      1,729,851      1,798,091                -
  Oklahoma City, OK               1,914,656      1,914,859      2,057,034                -
  Omaha, NE                       1,824,884      1,530,000      2,237,702                -
  Indianapolis, IN                1,301,866        180,000      1,117,616                -
---------------------------------------------------------------------------------------------

SUB TOTAL                       112,731,315     49,259,605    150,045,809        5,814,684
---------------------------------------------------------------------------------------------

RETAIL FACILITIES
  UNDER DEVELOPMENT
     Waterford, MI                  536,614        800,081        366,498                -
     Big Rapids, MI               1,171,989      1,201,675      1,346,187                -
     Flint, MI                      844,490      1,512,400        323,487                -
     Other                                -         80,000        235,241                -
---------------------------------------------------------------------------------------------

                                  2,553,093      3,594,156      2,271,413                -
---------------------------------------------------------------------------------------------

TOTAL                          $115,284,408    $52,853,761   $152,317,222       $5,814,684
=============================================================================================

         Column A                                Column E
----------------------------    -------------------------------------------



                                        Gross Amount at Which Carried
                                             at Close of Period
                                -------------------------------------------
                                                Buildings and
Description                             Land    Improvements         Total
---------------------------------------------------------------------------
  Grand Blanc, MI                  1,104,285       2,012,887     3,117,172
  Pontiac, MI                      1,144,190       1,695,449     2,839,639
  Mt. Pleasant Shopping
     Center, MI                      907,600       8,282,630     9,190,230
  Tulsa, OK                        1,100,000       2,394,512     3,494,512
  Columbia, MD                     1,545,509       2,380,289     3,925,798
  Rochester, MI                    2,438,740       2,189,999     4,628,739
  Ypsilanti, MI                    2,050,000       2,251,721     4,301,721
  Germantown, MD                   1,400,000       2,333,890     3,733,890
  Petoskey, MI                             -       2,316,148     2,316,148
  Flint, MI                        2,026,625       1,878,499     3,905,124
  Flint, MI                        1,477,680       2,241,293     3,718,973
  New Baltimore, MI                1,250,000       2,270,098     3,520,098
  Flint, MI                        1,729,851       1,798,091     3,527,942
  Oklahoma City, OK                1,914,859       2,057,034     3,971,893
  Omaha, NE                        1,530,000       2,237,702     3,767,702
  Indianapolis, IN                   180,000       1,117,616     1,297,616
---------------------------------------------------------------------------

SUB TOTAL                         49,583,308     155,536,789   205,120,097
---------------------------------------------------------------------------

RETAIL FACILITIES
  UNDER DEVELOPMENT
     Waterford, MI                   800,081         366,498     1,166,579
     Big Rapids, MI                1,201,675       1,346,187     2,547,862
     Flint, MI                     1,512,400         323,487     1,835,887
     Other                            80,000         235,241       315,241
---------------------------------------------------------------------------

                                   3,594,156       2,271,413     5,865,569
---------------------------------------------------------------------------

TOTAL                            $53,177,464    $157,808,202  $210,985,666
===========================================================================

         Column A                     Column F         Column G           Column H
----------------------------      ---------------   --------------   --------------
                                                                             Life
                                                                         on Which
                                                                     Depreciation
                                                                        in Latest
                                                                           Income
                                   Accumulated          Date of         Statement
Description                       Depreciation      Construction      is Computed
-----------------------------------------------------------------------------------
  Grand Blanc, MI                      201,635             1998          40 Years
  Pontiac, MI                          181,850             1998          40 Years
  Mt. Pleasant Shopping
     Center, MI                      1,191,788             1973          40 Years
  Tulsa, OK                            268,639             1998          40 Years
  Columbia, MD                         195,826             1999          40 Years
  Rochester, MI                        191,601             1999          40 Years
  Ypsilanti, MI                        168,923             1999          40 Years
  Germantown, MD                       172,124             2000          40 Years
  Petoskey, MI                         156,729             2000          40 Years
  Flint, MI                             93,926             2000          40 Years
  Flint, MI                            105,060             2001          40 Years
  New Baltimore, MI                     78,181             2001          40 Years
  Flint, MI                             31,847             2002          40 Years
  Oklahoma City, OK                      7,203             2002          40 Years
  Omaha, NE                              7,811             2002          40 Years
  Indianapolis, IN                       3,958             2002          40 Years
-----------------------------------------------------------------------------------

SUB TOTAL                           37,456,301
-----------------------------------------------------------------------------------

RETAIL FACILITIES
  UNDER DEVELOPMENT
     Waterford, MI                           -              N/A               N/A
     Big Rapids, MI                          -              N/A               N/A
     Flint, MI                               -              N/A               N/A
     Other                                   -              N/A               N/A
-----------------------------------------------------------------------------------

                                             -
-----------------------------------------------------------------------------------

TOTAL                              $37,456,301
===================================================================================

                                                        AGREE REALTY CORPORATION

                                                           NOTES TO SCHEDULE III
                                                               DECEMBER 31, 2002




1) RECONCILIATION OF REAL ESTATE PROPERTIES


      The following table reconciles the Real Estate Properties from January 1, 2000 to December 31, 2002:

                                                2002              2001               2000
-----------------------------------------------------------------------------------------

Balance at January 1                   $ 196,485,828     $ 191,047,902      $ 179,858,106
Construction and acquisition costs        14,499,838         5,437,926         11,189,796
-----------------------------------------------------------------------------------------

Balance at December 31                 $ 210,985,666     $ 196,485,828      $ 191,047,902
-----------------------------------------------------------------------------------------


2) RECONCILIATION OF ACCUMULATED DEPRECIATION

      The following table reconciles the accumulated depreciation from January 1, 2000 to December 31, 2002:

                                           2002              2001             2000
-------------------------------------------------------------------------------------

Balance at January 1                   $ 33,634,461      $ 29,907,682    $ 26,342,296
Current year depreciation expense         3,821,840        3,726,779        3,565,386
-------------------------------------------------------------------------------------

Balance at December 31                 $ 37,456,301      $ 33,634,461    $ 29,907,682
------------------------------------------------------------------------------------


3) TAX BASIS OF BUILDINGS AND IMPROVEMENTS

      The aggregate cost of Building and Improvements for federal income tax purposes is approximately $1,249,000 less than the cost basis used for financial statement purposes.

                                 Exhibit Index


No.            Description

10.28 Project Loan Agreement dated as of November 25, 2002 between Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee, and Indianapolis Store No. 16 L.L.C.

21.1      Subsidiaries of Agree Realty Corporation

23        Consent of BDO Seidman, LLP

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer