Form 10-Q
period 2003-03-31
AGREE REALTY CORP
filed 2003-05-12
CIK 917251

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION



                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003


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

                      Yes                       No
                      |X|                      [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                      Yes                       No
                      |X|                      [ ]

4,479,345 Shares of Common Stock, $.0001 par value, were outstanding as of May 12, 2003

                                                        AGREE REALTY CORPORATION

                                                                       FORM 10-Q

                                                                           INDEX


PART I:           FINANCIAL INFORMATION                                                                      PAGE
Item 1.           Interim Consolidated Financial Statements

                  Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002                        3

                  Consolidated Statements of Income for the three months ended
                    March 31, 2003 and 2002                                                                     5

                  Consolidated Statement of Stockholders' Equity for the three months ended
                    March 31, 2003                                                                              6

                  Consolidated Statements of Cash Flows for the three months ended
                    March 31, 2003 and 2002                                                                     7

                  Notes to Consolidated Financial Statements                                                    8

Item 2.           Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                       9

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                   14

Item 4.           Controls and Procedures                                                                      15

PART II:          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                            16

Item 2.           Changes in Securities                                                                        16

Item 3.           Defaults Upon Senior Securities                                                              16

Item 4.           Submission of Matters to a Vote of Security Holders                                          16

Item 5            Other Information                                                                            16

Item 6.           Exhibits and Reports on Form 8-K                                                             16

SIGNATURES                                                                                                     17

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                                       18

                                                        AGREE REALTY CORPORATION

                                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                              MARCH 31,    December 31,
                                                                  2003             2002
-------------------------------------------------------------------------------------------
ASSETS

REAL ESTATE INVESTMENTS
   Land                                                  $  54,905,054    $  53,177,464
   Buildings                                               163,559,275      155,536,789
   Property under development                                1,131,576        2,271,413
-------------------------------------------------------------------------------------------
                                                           219,595,905      210,985,666
   Less accumulated depreciation                           (38,493,278)     (37,456,301)
-------------------------------------------------------------------------------------------
NET REAL ESTATE INVESTMENTS                                181,102,627      173,529,365

CASH AND CASH EQUIVALENTS                                      185,043        1,095,610

ACCOUNTS RECEIVABLE - TENANTS, net of allowance of
   $200,000 and $185,000 for possible losses                   386,677          784,637

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES         274,757          315,496

UNAMORTIZED DEFERRED EXPENSES
   Financing                                                 1,077,395        1,117,253
   Leasing costs                                               298,501          307,746

OTHER ASSETS                                                   960,410        1,012,065
-------------------------------------------------------------------------------------------
                                                         $ 184,285,410    $ 178,162,172
===========================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                       MARCH 31,     December 31,
                                                                            2003             2002
------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

MORTGAGE PAYABLE                                                   $  78,700,752    $  71,588,863

CONSTRUCTION LOANS                                                     5,598,863        5,612,313

NOTES PAYABLE                                                         37,658,232       38,083,232

DIVIDENDS AND DISTRIBUTIONS PAYABLE                                    2,473,388        2,356,156

ACCRUED INTEREST PAYABLE                                                 245,830          249,706

ACCOUNTS PAYABLE
   Operating                                                             668,108        1,179,273
   Capital expenditures                                                  177,238          589,760

TENANT DEPOSITS                                                           88,829           93,138
------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                    125,611,240      119,752,441
------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                      5,801,089        5,787,007
------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $.0001 par value; 20,000,000 shares authorized,             448              445
     4,479,345 and 4,448,531 shares issued and outstanding
   Additional paid-in capital                                         65,027,522       64,506,772
   Deficit                                                           (11,041,595)     (11,135,499)
------------------------------------------------------------------------------------------------------

                                                                      53,986,375       53,371,718
Less:  unearned compensation - restricted stock                       (1,113,294)        (748,994)
------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                            52,873,081       52,622,724
------------------------------------------------------------------------------------------------------

                                                                   $ 184,285,410    $ 178,162,172
======================================================================================================


                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                    CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                      THREE MONTHS ENDED       Three Months Ended
                                                          MARCH 31, 2003           March 31, 2002
-----------------------------------------------------------------------------------------------------
REVENUES
   Minimum rents                                             $ 6,211,785              $ 5,476,530
   Percentage rents                                               41,409                   35,196
   Operating cost reimbursement                                  764,335                  653,811
   Other income                                                    1,726                    3,907
-----------------------------------------------------------------------------------------------------

TOTAL REVENUES                                                 7,019,255                6,169,444
-----------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Real estate taxes                                             506,085                  441,012
   Property operating expenses                                   662,484                  548,654
   Land lease payments                                           184,740                  184,740
   General and administrative                                    556,597                  475,005
   Depreciation and amortization                               1,062,700                  979,160
-----------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                       2,972,606                2,628,571
-----------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                         4,046,649                3,540,873
-----------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense, net                                      (1,584,105)              (1,477,695)
   Equity in net income of unconsolidated entities               118,831                  173,580
-----------------------------------------------------------------------------------------------------

TOTAL OTHER EXPENSE                                           (1,465,274)              (1,304,115)
-----------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST                                2,581,375                2,236,758

MINORITY INTEREST                                                337,385                  294,365
-----------------------------------------------------------------------------------------------------

NET INCOME                                                   $ 2,243,990              $ 1,942,393
=====================================================================================================

EARNINGS PER SHARE                                           $       .50              $       .44
=====================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                   4,479,345                4,446,031
=====================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                                        Unearned
                                                               Common Stock        Additional                     Compensation -
                                                    -----------------------           Paid-In                         Restricted
                                                     Shares          Amount           Capital          Deficit             Stock

-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 2003                          4,448,531        $    445     $  64,506,772   $  (11,135,499)     $   (748,994)

Issuance of shares under
   Stock Incentive Plan                              36,814               3           622,150                -          (456,300)

Shares redeemed under the                            (6,000)                         (101,400)
   stock Incentive Plan                                                   -                                  -                 -

Vesting of restricted stock                               -               -                 -                -            92,000

Dividends declared for the period                                                                   (2,150,086)
   January 1, 2003 to March 31, 2003                      -               -                 -                                  -

Net income for the period                                                                            2,243,990
   January 1, 2003 to March 31, 2003                      -               -                 -                                  -
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, March 31, 2003                           4,479,345        $    448    $   65,027,522  $  (11,041,595)      $(1,113,294)
===================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                THREE MONTHS ENDED   Three Months Ended
                                                                    MARCH 31, 2003       March 31, 2002
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                          $ 2,243,990          $ 1,942,393
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation                                                       1,046,567              960,188
      Amortization                                                          62,945               89,122
      Stock-based compensation                                              92,000               78,000
      Equity in net income of unconsolidated entities                     (118,831)            (173,580)
      Minority interests                                                   337,385              294,365
      Decrease in accounts receivable                                      397,960              344,945
      Decrease (increase) in other assets                                   80,918              (84,861)
      Decrease in accounts payable                                        (511,165)            (405,482)
      Decrease in accrued interest                                          (3,876)             (16,155)
      Increase (decrease) in tenant deposits                                (4,309)              30,983
-----------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                3,623,584            3,059,918
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of real estate investments (including capitalized        (8,433,001)            (512,624)
    interest of $60,000 in 2003 and $45,000 in 2002)
   Distributions from unconsolidated entities                              118,831              173,580
-----------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                   (8,314,170)            (339,044)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Mortgage proceeds                                                     7,699,151                    -
   Dividends and limited partners' distributions paid                   (2,356,156)          (2,341,591)
   Payments of mortgages payable                                          (587,262)            (502,542)
   Line-of-credit proceeds (payments)                                     (425,000)            (200,000)
   Payments of payables for capital expenditures                          (423,910)            (401,229)
   Redemption of restricted stock                                         (101,400)            (110,940)
   Payment of construction loan                                            (13,450)             (13,450)
   Payments for financing costs                                             (6,954)             (25,888)
   Payment of leasing costs                                                 (5,000)             (23,630)
-----------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      3,780,019           (3,619,270)
-----------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (910,567)            (898,396)
CASH AND CASH EQUIVALENTS, beginning of period                           1,095,610            1,101,861
-----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                               $   185,043          $   203,465
===========================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest (net of amounts capitalized)                 $ 1,541,170          $ 1,449,199
===========================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
   Dividends and limited partners' distributions declared and unpaid   $ 2,473,388          $ 2,355,006
   Real estate investments financed with accounts payable              $   177,238          $   296,013
   Shares issued under Stock Incentive Plan                            $   622,153          $   630,783
===========================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    BASIS OF             The accompanying unaudited 2003 consolidated
      PRESENTATION         financial statements have been prepared in accordance
                           with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.    EARNINGS             Earnings per share has been computed by dividing the
      PER SHARE            income by the weighted average number of common
                           shares outstanding. The per share amounts reflected in the consolidated statements of income are presented in accordance with Statement of Financial
                           Accounting Standards (SFAS) No. 128 "Earnings per
                           Share"; the amounts of the Company's "basic" and "diluted" earnings per share (as defined in SFAS No.
                           128) are the same.

                                                        AGREE REALTY CORPORATION

                                                                          PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company was established to continue to operate and expand the retail property business of its predecessors. The Company commenced its operations in April 1994. The assets of the Company are held by, and all operations are conducted through, Agree Limited Partnership (the "Operating Partnership"), of which the Company is the sole general partner and held an 86.93% interest as of March 31, 2003. The Company is operating so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

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

The Kmart stores in the Company's Portfolio provided 20% of the Company's Annual Base Rent as of December 31, 2002. Nine of the Kmart stores paid percentage rent in addition to their minimum rent during 2002. As of March 31, 2003, all Kmart stores in the Company's Portfolio are open and operating as Kmart discount stores; however, the Company has been notified by Kmart that it intends to close one Company store during the second quarter of 2003.

On March 8, 2002, Kmart announced that it intended to close 284 under-performing stores as part of its initial Chapter 11 financial objectives review. None of the Company's Kmart stores were included in this initial list of stores to be closed. On January 24, 2003, Kmart announced that it intended to close an additional 317 stores and emerge from bankruptcy by April 30, 2003. Kmart's actual date of emergence from bankruptcy was May 6, 2003. One (1) of the Company's Kmart stores (a Community Shopping Center store) was included in this list of stores to be closed. The store is located in Lakeland, Florida. It is anticipated that Kmart will vacate the premises during the second quarter 2003. Annual rental from this Kmart of approximately $489,000 and Kmart's annual contribution for real estate taxes, insurance and common area maintenance of approximately $110,000 will cease on the actual date Kmart vacates the premises. Management believes it will take between six to twelve months to release the Kmart store. Certain tenants in the Lakeland, Florida shopping center have co-tenancy clauses which, if the Kmart store closes, provide either for their rental payments to be based on gross sales or an option to terminate their lease should a replacement tenant not be obtained. Tenants in other Community Shopping Centers in which Kmart is the anchor tenant, have similar co-tenancy provisions in their leases. In addition the Company has agreed to rent reductions totaling $300,000 per year on two other Kmart leases. The rent reductions are for a five
(5) year period. The stores receiving the rent reductions are located in Perrysburg, Ohio and Winter Garden, Florida. There can be no assurance that Kmart won't announce

                                                        AGREE REALTY CORPORATION

                                                                          PART I




additional store closing in the future which may include some of the Company's stores prior to their emergence from bankruptcy.

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

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the Company's 1994 tax year. As a result, the Company is not subject to federal income taxes to the extent that it distributes annually at least 90% of its taxable income to its shareholders and satisfies certain other requirements defined in the Code. Accordingly, no provision was made for federal income taxes in the accompanying consolidated financial statements

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31, 2002

Rental income increased $735,000, or 13%, to $6,212,000 in 2003, compared to $5,477,000 in 2002. The increase was the result of rental increases of $249,000 from existing properties; an increase of $394,000 due to additional rent as a result of the acquisition of the joint venture partner's interest in three Joint Venture Properties in 2002 and one Joint Venture Property in 2003; and an increase of $92,000 from the development of one property in 2002.

                                                        AGREE REALTY CORPORATION

                                                                          PART I



Percentage rental income increased $6,000, or 18%, to $41,000 in 2003, compared to $35,000 in 2002. The increase was primarily the result of increased tenant sales.

Operating cost reimbursement, which represents additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of real estate taxes and property operating expenses, increased $110,000, or 17%, to $764,000 in 2003, compared to $654,000 in 2002. Operating cost reimbursement increased due to the increase in the property operating expenses as explained below.

Other income remained relatively constant at $2,000 in 2003, compared to $4,000 in 2002.

Real estate taxes increased $65,000, or 15%, to $506,000 in 2003, compared to $441,000 in 2002. The increase is the result of general assessment charges on the Company's properties and additional real estate taxes related to a closed Kmart store.

Property operating expenses (shopping center maintenance, insurance and utilities), which are reimbursed by the tenants, increased $113,000, or 21%, to $662,000 in 2003, compared to $549,000 in 2002. The increase was the result of decreased snow removal costs of ($6,000); an increase in shopping center maintenance costs of $42,000; an increase in utility costs of $6,000; and an increase in insurance cost of $71,000.

Land lease payments remained constant at $185,000 for 2003 and 2002.

General and administrative expenses increased $82,000, or 17%, to $557,000 in 2003, compared to $475,000 in 2002. The increase was primarily the result of increased compensation related expenses and property management related expenses. General and administrative expenses as a percentage of rental income increased from 8.6% for 2002 to 8.9% for 2003.

Depreciation and amortization increased $84,000, or 9%, to $1,063,000 in 2003, compared to $979,000 in 2002. The increase was the result of the development of one property in 2002; the acquisition of the joint venture partner's interest in three (3) Joint Venture Properties in 2002 and one (1) Joint venture Property in 2003.

Interest expense increased $106,000, or 7%, to $1,584,000 in 2003, from $1,478,000 in 2002. The increase in interest expense was the result of increased borrowings to fund acquisitions and developments.

Equity in net income of unconsolidated entities decreased $55,000, or 32%, to $119,000 in 2003 compared to $174,000 in 2002 as a result of the acquisition of the joint venture partner's interest in three Joint Venture Properties in 2002 and one Joint Venture Property in 2003.

The Company's income before minority interest increased $344,000, or 15%, to $2,581,000 in 2003, from $2,237,000 in 2002 as a result of the foregoing factors.

                                                        AGREE REALTY CORPORATION

                                                                          PART I



FUNDS FROM OPERATIONS

Management considers Funds from Operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO is defined by the National Association of Real Estate Investments Trusts, Inc. ("NAREIT") to mean net income computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as the primary indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. In addition, our method of calculating FFO may not be comparable to the methods used by other REIT and, accordingly may be different from similarly titled measures reported by other companies.

The following tables illustrate the calculation of FFO for the three months ended March 31, 2003 and 2002:

    Three Months Ended March 31,                                             2003              2002
------------------------------------------------------------------------------------------------------
    Net income before minority interest                            $    2,581,375    $    2,236,758
    Depreciation of real estate assets                                  1,041,677           955,072
    Amortization of leasing costs                                          14,245            17,084
------------------------------------------------------------------------------------------------------

    FUNDS FROM OPERATIONS                                          $    3,637,297    $    3,208,914
======================================================================================================

    WEIGHTED AVERAGE SHARES AND OP UNITS OUTSTANDING                    5,152,892         5,119,578
======================================================================================================

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

                                                        AGREE REALTY CORPORATION

                                                                          PART I




LIQUIDITY AND CAPITAL RESOURCES

The Company's principal demands for liquidity are distributions to its stockholders, debt repayment, development of new properties and future property acquisitions.

During the quarter ended March 31, 2003, the Company declared a quarterly dividend of $.48 per share. The dividend was paid on April 15, 2003, to holders of record on March 28, 2003.

As of March 31, 2003, the Company had total mortgage indebtedness of $78,700,752 with a weighted average interest rate of 6.90%. Future scheduled annual maturities of mortgages payable for the years ending March 31 are as follows:
2004 - $2,506,701; 2005 - $2,760,417; 2006 - $30,834,292; 2007 - $2,086,140; and
2008 - $2,228,198. This mortgage debt is all fixed rate debt.

In addition, the Operating Partnership has in place a $50 million line of Credit Facility (the "Credit Facility") which is guaranteed by the Company. The loan matures in August 2003 and can be extended by the Company for an additional three years. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the bank's prime rate, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company's Properties which are not otherwise encumbered and properties to be acquired or developed. As of March 31, 2003, $36,758,232 was outstanding under the Credit Facility bearing a weighted average interest rate of 2.92%.

The Company also has in place a $5 million line of credit (the "Line of Credit"), which matures on April 30, 2003, and which the Company expects to renew for an additional 12-month period. The Line of Credit bears interest at the bank's prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. The purpose of the Line of Credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of March 31, 2003, $900,000 was outstanding under the Line of Credit at a rate of 3.75%.

One of the Company's wholly owned subsidiaries has obtained construction financing of approximately $4,350,000 to fund the development of a retail property. The note requires quarterly interest payments, at a weighted average interest rate based on LIBOR, computed by the lender. The note matures on June 20, 2004 and is secured by the underlying land and buildings. As of March 31, 2003, $4,002,873 was outstanding under this note, bearing an interest rate of 3.70%.

The Company has received funding from an unaffiliated third party for the construction of certain of its Properties. Advances under this agreement bear no interest and are secured by the specific land and buildings being developed. As of March 31, 2003, $1,595,990 was outstanding under this arrangement.

                                                        AGREE REALTY CORPORATION

                                                                          PART I




The Company intends to meet its short-term liquidity requirements, including capital expenditures related to the leasing and improvement of the Properties, through its cash flow provided by operations and the Credit Facility. Management believes that adequate cash flow will be available to fund the Company's operations and pay dividends in accordance with REIT requirements. The Company may obtain additional funds for future development or acquisitions through other borrowings or the issuance of additional shares of capital stock. The Company intends to incur additional debt in a manner consistent with its policy of maintaining a ratio of total debt (including construction and acquisition financing) to total market capitalization of 65% or less. The Company believes that these financing sources will enable the Company to generate funds sufficient to meet both its short-term and long-term capital needs.

The Company plans to begin construction of additional pre-leased developments and may acquire additional properties, which will initially be financed by the Credit Facility. Management has and intends to periodically refinance short-term construction and acquisition financing with long-term debt and/or equity. Upon completion of refinancing, the Company intends to lower the ratio of total debt to market capitalization to 50% or less. Nevertheless, the Company may operate with debt levels or ratios which are in excess of 50% for extended periods of time prior to such refinancing.

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

                                                        AGREE REALTY CORPORATION

                                                                          PART I




The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal payments (in thousands) and the weighted average interest rates on remaining debt, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                               Year ended March 31,
                                    ----------------------------------------

                                    2004     2005      2006    2007     2008     THEREAFTER      TOTAL
                                    ----     ----      ----    ----     ----     ----------      -----
FIXED RATE DEBT                     2,507    2,761    30,834   2,086    2,228         38,285      78,701
  AVERAGE INTEREST RATE              6.90     6.90      6.83    6.83     6.83           6.83         -
CONSTRUCTION LOANS                    -      4,003       -       -        -            1,596       5,599
  AVERAGE INTEREST RATE               -       3.70       -       -        -              -           -
VARIABLE RATE DEBT                  1,146      985       985  34,542      -              -        37,658

  AVERAGE INTEREST RATE              2.94     2.92      2.92    2.92      -              -          -

The fair value (in thousands) is estimated at $78,500, $5,599 and $37,658 for fixed rate debt, construction loans and variable rate debt, respectively.

The table above incorporates those exposures that exist as of March 31, 2003; it does not consider those exposures or positions, which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

The Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure.

A 10% adverse change in interest rates on the portion of the Company's debt bearing interest at variable rates would result in an increase in interest expense of approximately $109,000.

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

              10.1 Project Loan Agreement dated as of January 30, 2003 between Modern Woodman of America and Phoenix Drive L.L.C.

              99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

              99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer

         (b)  Reports on Form 8-K
              On April 22, 2003, the Company filed an 8-K disclosing its first quarter 2003 results of operations and financial condition.

                                                        AGREE REALTY CORPORATION

                                                                      SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



AGREE REALTY CORPORATION




/s/ RICHARD AGREE
------------------------------------------------------
Richard Agree
President and Chief Executive Officer



/s/ KENNETH R. HOWE
-------------------------------------------------------
Kenneth R. Howe
Vice-President - Finance and Secretary
(Principal Financial Officer)






Date:  May 12, 2003
-------------------------------------------------------

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard Agree, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Agree Realty Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

         5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                      /s/ Richard Agree
------------------                      -----------------

                                        Name: Richard Agree
                                        Title: President and Chief Executive
                                               Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kenneth R. Howe, certify that:

         5. I have reviewed this quarterly report on Form 10-Q of Agree Realty Corporation;

         6. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         7. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         8. The registrant's other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

         5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                      /s/ Kenneth R. Howe
------------------                      -------------------

                                        Name: Kenneth R. Howe
                                        Title: Vice President, Finance

                               10-Q EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION

EX-10.1 Project Loan Agreement dated as of January 30, 2003 between Modern Woodman of America and Phoenix Drive L.L.C.

EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002