Form 10-Q
period 2003-06-30
AGREE REALTY CORP
filed 2003-08-14
CIK 917251

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003


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

                             Yes             No
                             [X]            [ ]

6,434,345 Shares of Common Stock, $.0001 par value, were outstanding as of August 14, 2003

                                                        AGREE REALTY CORPORATION

                                                                       FORM 10-Q

                                                                           INDEX




PART I:       FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                                    ----
Item 1.       Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002                                  3-4

              Consolidated Statements of Income for the six months ended June 30, 2003 and 2002                        5

              Consolidated Statements of Income for the three months ended June 30, 2003 and 2002                      6

              Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2003                    7

              Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002                    8

              Notes to Consolidated Financial Statements                                                               9

Item 2.       Management's Discussion and Analysis of Financial Condition and                                      10-16
                Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                              17

Item 4.       Controls and Procedures                                                                                 18


PART II:      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                       19

Item 2.       Changes in Securities and Use of Proceeds                                                               19

Item 3.       Defaults Upon Senior Securities                                                                         19

Item 4.       Submission of Matters to a Vote of Security Holders                                                     19

Item 5        Other Information                                                                                       19

Item 6.       Exhibits and Reports on Form 8-K                                                                        20

SIGNATURES                                                                                                            21

                                                        AGREE REALTY CORPORATION

                                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)





                                                               JUNE 30,          December 31,
                                                                 2003               2002
                                                            -------------       -------------

ASSETS

REAL ESTATE INVESTMENTS
   Land                                                     $  54,905,054       $  53,177,464
   Buildings                                                  163,668,782         155,536,789
   Property under development                                   1,909,997           2,271,413
                                                            -------------       -------------
                                                              220,483,833         210,985,666
   Less accumulated depreciation                              (39,527,249)        (37,456,301)
                                                            -------------       -------------
NET REAL ESTATE INVESTMENTS                                   180,956,584         173,529,365

CASH AND CASH EQUIVALENTS                                         201,202           1,095,610

ACCOUNTS RECEIVABLE - TENANTS, net of allowance of
   $200,000 and $185,000 for possible losses                      415,906             784,637

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES            271,946             315,496

UNAMORTIZED DEFERRED EXPENSES
   Financing                                                    1,030,583           1,117,253
   Leasing costs                                                  291,345             307,746

OTHER ASSETS                                                      950,558           1,012,065
                                                            -------------       -------------
                                                            $ 184,118,124       $ 178,162,172
                                                            =============       =============

          See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)




                                                                         JUNE 30,          December 31,
                                                                           2003                2002
                                                                      -------------       -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

MORTGAGE PAYABLE                                                      $  78,071,649       $  71,588,863

CONSTRUCTION LOANS                                                        5,585,413           5,612,313

NOTES PAYABLE                                                            37,458,232          38,083,232

DIVIDENDS AND DISTRIBUTIONS PAYABLE                                       2,499,153           2,356,156

ACCRUED INTEREST PAYABLE                                                    241,299             249,706

ACCOUNTS PAYABLE
   Operating                                                                836,433           1,179,273
   Capital expenditures                                                     345,514             589,760

TENANT DEPOSITS                                                              82,516              93,138
                                                                      -------------       -------------
TOTAL LIABILITIES                                                       125,120,209         119,752,441
                                                                      -------------       -------------
MINORITY INTEREST                                                         5,831,345           5,787,007
                                                                      -------------       -------------
STOCKHOLDERS' EQUITY
   Common stock, $.0001 par value; 20,000,000 shares authorized,
     4,479,345 and 4,448,531 shares issued and outstanding                      448                 445
   Additional paid-in capital                                            65,027,522          64,506,772
   Deficit                                                              (10,840,106)        (11,135,499)
                                                                      -------------       -------------
                                                                         54,187,864          53,371,718
Less:  unearned compensation - restricted stock                          (1,021,294)           (748,994)
                                                                      -------------       -------------
TOTAL STOCKHOLDERS' EQUITY                                               53,166,570          52,622,724
                                                                      -------------       -------------
                                                                      $ 184,118,124       $ 178,162,172
                                                                      =============       =============

          See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                      SIX MONTHS ENDED   Six Months Ended
                                                       JUNE 30, 2003       June 30, 2002
                                                      ----------------   -----------------
REVENUES
   Minimum rents                                        $ 12,511,193       $ 11,041,706
   Percentage rents                                           51,060             43,597
   Operating cost reimbursements                           1,541,303          1,278,492
   Other income                                                1,777              4,565
                                                        ------------       ------------
TOTAL REVENUES                                            14,105,333         12,368,360
                                                        ------------       ------------
OPERATING EXPENSES
   Real estate taxes                                       1,031,557            895,235
   Property operating expenses                             1,119,003            826,167
   Land lease payments                                       369,480            369,480
   General and administrative                              1,123,000            963,441
   Depreciation and amortization                           2,122,400          1,959,262
                                                        ------------       ------------
TOTAL OPERATING EXPENSES                                   5,765,440          5,013,585
                                                        ------------       ------------
INCOME FROM OPERATIONS                                     8,339,893          7,354,775
                                                        ------------       ------------
OTHER INCOME (EXPENSE)
   Interest expense, net                                  (3,259,020)        (3,023,125)
   Equity in net income of unconsolidated entities           231,399            347,159
                                                        ------------       ------------
TOTAL OTHER EXPENSE                                       (3,027,621)        (2,675,966)
                                                        ------------       ------------
INCOME BEFORE MINORITY INTEREST                            5,312,272          4,678,809

MINORITY INTEREST                                           (694,311)          (615,743)
                                                        ------------       ------------
NET INCOME                                              $  4,617,961       $  4,063,066
                                                        ============       ============
EARNINGS PER SHARE - BASIC AND DILUTIVE                 $       1.03       $        .91
                                                        ============       ============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING - BASIC                       4,479,345          4,446,031
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING - DILUTIVE                    4,480,654          4,446,031
                                                        ============       ============

          See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                  THREE MONTHS ENDED    Three Months Ended
                                                    JUNE 30, 2003          June 30, 2002
                                                  ------------------    ------------------
REVENUES
   Minimum rents                                        $ 6,299,408         $ 5,565,176
   Percentage rents                                           9,651               8,401
   Operating cost reimbursements                            776,968             624,681
   Other income                                                  51                 658
                                                        -----------         -----------
TOTAL REVENUES                                            7,086,078           6,198,916
                                                        -----------         -----------
OPERATING EXPENSES
   Real estate taxes                                        525,472             454,223
   Property operating expenses                              456,519             277,513
   Land lease payments                                      184,740             184,740
   General and administrative                               566,403             488,436
   Depreciation and amortization                          1,059,700             980,102
                                                        -----------         -----------
TOTAL OPERATING EXPENSES                                  2,792,834           2,385,014
                                                        -----------         -----------
INCOME FROM OPERATIONS                                    4,293,244           3,813,902
                                                        -----------         -----------
OTHER INCOME (EXPENSE)
   Interest expense, net                                 (1,674,915)         (1,545,430)
   Equity in net income of unconsolidated entities          112,568             173,579
                                                        -----------         -----------
TOTAL OTHER EXPENSE                                      (1,562,347)         (1,371,851)
                                                        -----------         -----------
INCOME BEFORE MINORITY INTEREST                           2,730,897           2,442,051

MINORITY INTEREST                                          (356,926)           (321,378)
                                                        -----------         -----------
NET INCOME                                              $ 2,373,971         $ 2,120,673
                                                        ===========         ===========
EARNINGS PER SHARE - BASIC AND DILUTIVE                 $       .53         $       .48
                                                        ===========         ===========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING - BASIC                      4,479,345           4,446,031
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING - DILUTIVE                   4,481,962           4,446,031
                                                        ===========         ===========

          See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)





                                                                                                             Unearned
                                                Common Stock              Additional                       Compensation -
                                          --------------------------       Paid-In                          Restricted
                                            Shares         Amount          Capital          Deficit            Stock
                                          ---------     ------------     ------------    -------------    --------------
BALANCE, January 1, 2003                  4,448,531     $        445     $ 64,506,772    $(11,135,499)    $   (748,994)

Issuance of shares under
   Stock Incentive Plan                      36,814                3          622,150              --         (456,300)

Shares redeemed under the                    (6,000)                         (101,400)
   stock Incentive Plan                                           --                               --               --

Vesting of restricted stock                      --               --               --              --          184,000

Dividends declared for the period
   January 1, 2003 to June 30, 2003              --               --               --      (4,322,568)              --

Net income for the period
   January 1, 2003 to June 30, 2003              --               --               --       4,617,961               --
                                          ---------     ------------     ------------    ------------     ------------
BALANCE, June 30, 2003                    4,479,345     $        448     $ 65,027,522    $(10,840,106)    $ (1,021,294)
                                          =========     ============     ============    ============     ============

          See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                       SIX MONTHS ENDED    Six Months Ended
                                                                         JUNE 30, 2003       June 30, 2002
                                                                       ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                             $ 4,617,961       $ 4,063,066
   Adjustments to reconcile net income to net cash provided by operating Activities
      Depreciation                                                          2,090,134         1,921,318
      Amortization                                                            125,890           178,244
      Stock based-compensation                                                184,000           156,000
      Equity in net income of unconsolidated entities                        (231,399)         (347,159)
      Minority interests                                                      694,311           615,743
      Decrease in accounts receivable                                         368,731           486,635
      Decrease (increase) in other assets                                      82,098            (9,729)
      Decrease in accounts payable                                           (342,840)         (437,169)
      Increase (decrease) in accrued interest                                  (8,407)           12,492
      Increase (decrease) in tenant deposits                                  (10,622)           30,983
                                                                          -----------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   7,569,857         6,670,424
                                                                          -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of real estate investments (including capitalized
    interest of $91,000 in 2003 and $59,000 in 2002)                       (9,152,653)         (841,188)
   Distributions from unconsolidated entities                                 231,399           347,159
                                                                          -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                      (8,921,254)         (494,029)
                                                                          -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Mortgage proceeds                                                        7,699,151                --
   Dividends and limited partners' distributions paid                      (4,829,544)       (4,696,597)
   Payments of mortgages payable                                           (1,216,365)       (1,019,539)
   Line-of-credit net borrowings (payments)                                  (625,000)         (200,000)
   Repayment of capital expenditure payables                                 (423,910)         (401,229)
   Redemption of restricted stock                                            (101,400)         (110,940)
   Payments on construction loan                                              (26,900)          (26,900)
   Payment of leasing costs                                                   (12,089)          (23,630)
   Payment for financing costs                                                 (6,954)          (37,951)
                                                                          -----------       -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           456,989        (6,516,786)
                                                                          -----------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (894,408)         (340,391)

CASH AND CASH EQUIVALENTS, beginning of period                              1,095,610         1,101,861
                                                                          -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                                  $   201,202       $   761,470
                                                                          ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest (net of amounts capitalized)                    $ 3,173,823       $ 2,875,402
                                                                          ===========       ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
   Construction loan paid with mortgage                                   $        --       $ 3,181,670
   Dividends and limited partners' distributions declared and unpaid      $ 2,499,153       $ 2,355,006
   Real estate investments financed with accounts payable                 $   345,514       $   148,326
   Shares issued under Stock Incentive Plan                               $   622,153       $   630,783
                                                                          ===========       ===========

          See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------

1.    BASIS OF                The accompanying unaudited 2003 consolidated financial statements have been prepared in
      PRESENTATION            accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
                              (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended
                              June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on
                              Form 10-K for the year ended December 31, 2002.

2.    EARNINGS PER SHARE      Earnings per share has been computed by dividing the net income by the weighted average number of common shares outstanding. The per share amounts reflected in the consolidated statements of income are presented in accordance with Statement of
                              Financial Accounting Standards (SFAS) No. 128 "Earnings per Share".

3.    SUBSEQUENT EVENT        On August 4, 2003, the Company completed an offering of 1,700,000 shares of common stock at $23.50 per share; on August 12, 2003 the underwriters exercised their over allotment option for an additional 255,000 shares at the same per share price (collectively, "the
                              2003 Offering"). The net proceeds from the 2003 Offering of approximately $43.2 million were used to repay amounts outstanding under the Company's credit facility.

                                                        AGREE REALTY CORPORATION

                                                                          PART I



-------------------------------------------------------------------------------


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

OVERVIEW

Agree Realty Corporation ( the "Company") was established to continue to operate and expand the retail property business of its predecessors. The Company commenced its operations in April 1994. The assets of the Company are held by, and all operations are conducted through, Agree Limited Partnership (the "Operating Partnership"), of which the Company is the sole general partner and held an 86.93% interest as of June 30, 2003. The Company is operating so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

On August 4, 2003, the Company completed an offering of 1,700,000 shares of common stock at $23.50 per share; on August 12, 2003 the underwriters exercised their over allotment option for an additional 255,000 shares at the same per share price (collectively, "the 2003 Offering"). The net proceeds from the 2003 Offering of approximately $43.2 million were used to repay amounts outstanding under the Company's credit facility.

The Company has fifteen (15) leases with Kmart Corporation. Twelve (12) of the Kmart stores are currently anchors in the Company's Community Shopping Centers and three (3) Kmart stores are free-standing properties. The Kmart stores in the Company's Portfolio provided 19% of the Company's Annual Base Rent as of June 30, 2003. Nine of the Kmart stores paid percentage rent in addition to their minimum rent during 2002. As of June 30, 2003, all of the Kmart stores in the Company's Portfolio were open and operating as Kmart discount stores.

In May 2003, Kmart Corporation emerged from the bankruptcy proceeding which it had initiated in January 2002. Pursuant to the confirmed plan of reorganization, Kmart closed a number of stores, including one that was located on our property in Lakeland, Florida. Kmart vacated the premises in Lakeland, Florida in April 2003 and we are actively marketing the space formerly occupied by Kmart. Kmart's annual rent on this property was approximately $480,000

                                                        AGREE REALTY CORPORATION

                                                                          PART I



-------------------------------------------------------------------------------

and Kmart's annual contribution under the lease for real estate taxes, insurance and common area maintenance was approximately $110,000. Certain tenants in the Lakeland, Florida community shopping center have co-tenancy clauses in their leases which provide either for modification of their rent to be based on gross sales or an option to terminate their lease when the Kmart store closes, if we are unable to obtain a replacement anchor tenant. As of June 30, 2003, none of these tenants have indicated that they will exercise their option to terminate their leases with us. We believe it will take between six to 12 months to re-let the Kmart location. In connection with this re-letting of the Kmart location, we may have to agree to make capital expenditures with respect to the property. In addition, we have agreed to rent reductions aggregating $300,000 per year under two other Kmart leases, for the stores in Perrysburg, Ohio and Winter Garden, Florida. In both cases, the rent reductions are for a 5-year periods.

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

Substantially all of the Company's leases contain provisions requiring tenants to pay as additional rent a proportionate share of operating expenses (Operating Cost Reimbursements) such as real estate taxes, repairs and maintenance, and insurance. The related revenue from tenant billings is recognized in the same period the expense is recorded.

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the Company's 1994 tax year. As a result, the Company is not subject to federal income taxes to the extent that it distributes annually at least 90% of its taxable income to its shareholders and satisfies certain other requirements defined in the Code. Accordingly, no provision was made for federal income taxes in the accompanying consolidated financial statements

                                                        AGREE REALTY CORPORATION

                                                                          PART I



-------------------------------------------------------------------------------

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 TO SIX MONTHS ENDED JUNE 30, 2002

Minimum rental income increased $1,469,000, or 13%, to $12,511,000 in 2003, compared to $11,042,000 in 2002. The increase was the result of rental increases of $371,000 from existing properties; an increase of $908,000 due to additional rent as a result of the acquisition of the joint venture partner's interest in three Joint Venture Properties in 2002 and one Joint Venture Property in 2003; and an increase of $190,000 from the development of one property in 2002 and one property in 2003.

Percentage rental income increased $7,000, or 17%, to $51,000 in 2003, compared to $44,000 in 2002. The increase was primarily the result of increased tenant sales.

Operating cost reimbursements, which represent additional rent required by substantially all of the Company's leases to cover the tenants' proportionate share of real estate taxes and property operating expenses, increased $263,000, or 21%, to $1,541,000 in 2003, compared to $1,278,000 in
2002. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expenses as explained below.

Other income remained relatively constant at $2,000 in 2003, compared to $5,000 in 2002.

Real estate taxes increased $137,000, or 15%, to $1,032,000 in 2003 compared to $895,000 in 2002. The increase is the result of general assessment charges on the Company's properties and additional real estate taxes related to a closed Kmart store.

Property operating expenses (shopping center maintenance, insurance and utilities), which are reimbursed by the tenants, increased $293,000, or 35%, to $1,119,000 in 2003 compared to $826,000 in 2002. The increase was the result of increased snow removal costs of $19,000; an increase in shopping center maintenance costs of $118,000; an increase in insurance costs of $143,000 and an increase in utilities of $13,000 in 2003 as compared to 2002.

Land lease payments remained constant at $369,000 for 2003 and 2002.

General and administrative expenses increased $160,000, or 17%, to $1,123,000 in 2003 compared to $963,000 in 2002. The increase was primarily the result of increased compensation-related expenses and property management related expenses. General and administrative expenses as a percentage of rental income increased from 8.7% for 2002 to 8.9% for 2003.

Depreciation and amortization increased $163,000, or 8%, to $2,122,000 in 2003 compared to $1,959,000 in 2002. The increase was the result of the development of one property in 2002 and one property in 2003; the acquisition of the joint venture partner's interest in three (3) Joint Venture Properties in 2002 and one (1) Joint Venture Property in 2003.

Interest expense increased $236,000, or 8%, to $3,259,000 in 2003, from $3,023,000 in 2002. The increase in interest expense was the result of increased borrowings to fund acquisitions and developments.

                                                        AGREE REALTY CORPORATION

                                                                          PART I



-------------------------------------------------------------------------------


Equity in net income of unconsolidated entities decreased $116,000, or 33%, to $231,000 in 2003 compared to $347,000 in 2002 as a result of the acquisition of the joint venture partner's interest in three Joint Venture Properties in 2002 and one Joint Venture Property in 2003.

The Company's income before minority interest increased $633,000, or 14%, to $5,312,000 in 2003 from $4,679,000 in 2002 as a result of the foregoing factors.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 TO THREE MONTHS ENDED JUNE 30,
2002

Minimum rental income increased $734,000, or 13%, to $6,299,000 in 2003, compared to $5,565,000 in 2002. The increase was the result of rental increases of $122,000 from existing properties; an increase of $514,000 due to additional rent as a result of the acquisition of the joint venture partner's interest in three Joint Venture Properties in 2002 and one Joint Venture Property in 2003; and an increase of $98,000 from the development of one property in 2002 and one property in 2003.

Percentage rental income increased $2,000, or 15%, to $10,000 in 2003, compared to $8,000 in 2002. The increase was the result of increased tenant sales.

Operating cost reimbursements increased $152,000, or 24%, to $777,000 in 2003, compared to $625,000 in 2002. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expenses as explained below.

Other income remained relatively constant at $-0- in 2003, compared to $1,000 in 2002.

Real estate taxes increased $71,000, or 16%, to $525,000 in 2003 compared to $454,000 in 2002. The increase is the result of general assessment charges on the Company's properties and additional real estate taxes related to a closed Kmart store.

Property operating expenses (shopping center maintenance, insurance and utilities), which are reimbursed by the tenants, increased $179,000, or 64%, to $457,000 in 2003 compared $278,000 in 2002. The increase was the result of increased snow removal costs of $25,000; an increase in shopping center maintenance of $77,000; an increase in insurance costs of $71,000 and an increase in utilities of $6,000.

Land lease payments remained constant at $185,000 for 2003 and 2002.

General and administrative expenses increased $78,000, or 16%, to $566,000 in 2003 compared to $488,000 in 2002. The increase was primarily the result of an increase in compensation-related expenses and property management expenses. General and administrative expenses as a percentage of rental income increased from at 8.8% in 2002 to 9.0% in 2003.

Depreciation and amortization increased $80,000, or 8%, to $1,060,000 in 2003 compared to $980,000 in 2002. The increase was the result of the development of one property in 2002 and one property in 2003 and the acquisition of the joint venture partner's interest in three Joint Venture Properties in 2002 and one Joint Venture Property in 2003.

Interest expense increased $130,000, or 8%, to $1,675,000 in 2003, from $1,545,000 in 2002. The increase in interest expense was the result of increased borrowings to fund acquisitions and developments.

                                                        AGREE REALTY CORPORATION

                                                                          PART I



-------------------------------------------------------------------------------


Equity in net income of unconsolidated entities decreased $61,000, or 35%, to $113,000 in 2003 compared to $174,000 in 2002 as a result of the acquisition of the joint venture partner's interest in three Joint Venture Properties in 2002 and one Joint Venture Property in 2003.

The Company's income before minority interest increased $289,000, or 12%, to $2,731,000 in 2003, from $2,442,000 in 2002 as a result of the foregoing factors.

FUNDS FROM OPERATIONS

Management considers Funds from Operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO is defined by the National Association of Real Estate Investments Trusts, Inc. ("NAREIT") to mean net income computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization. The Company calculates FFO using NAREIT's definition. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as the primary indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. In addition, our method of calculating FFO may not be comparable to the methods used by other REITs and, accordingly may be different from similarly titled measures reported by other companies.

The following tables illustrate the calculation of FFO and shows reconciling items to income before minority interest for the six months and three months ended June 30, 2003 and 2002:

Six Months Ended June 30,                                           2003             2002
-------------------------                                        ----------      ----------
Income before minority interest                                  $5,312,272      $4,678,809
Depreciation of real estate assets                                2,080,347       1,911,045
Amortization of leasing costs                                        28,490          34,168
                                                                 ----------      ----------
FUNDS FROM OPERATIONS                                            $7,421,109      $6,624,022
                                                                 ==========      ==========
WEIGHTED AVERAGE SHARES AND OP UNITS OUTSTANDING - DILUTIVE       5,154,201       5,119,578
                                                                 ==========      ==========

Three Months Ended June 30,                                         2003            2002
---------------------------                                      ----------      ----------
Income before minority interest                                  $2,730,897      $2,442,051
Depreciation of real estate assets                                1,038,670         955,973
Amortization of leasing costs                                        14,245          17,084
                                                                 ----------      ----------
FUNDS FROM OPERATIONS                                            $3,783,812      $3,415,108
                                                                 ==========      ==========
WEIGHTED AVERAGE SHARES AND OP UNITS OUTSTANDING - DILUTIVE       5,155,509       5,119,578
                                                                 ==========      ==========

                                                        AGREE REALTY CORPORATION

                                                                          PART I



-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal demands for liquidity are distributions to its stockholders, debt repayment, development of new properties and future property acquisitions.

During the quarter ended June 30, 2003, the Company declared a quarterly dividend of $.485 per share. The dividend was paid on July 15, 2003, to holders of record on June 30, 2003.

As of June 30, 2003, the Company had total mortgage indebtedness of $78,071,649 with a weighted average interest rate of 6.90%. Future scheduled annual maturities of mortgages payable for the years ending June 30 are as follows:
2004 - $2,550,052; 2005 - $2,808,168; 2006 - $30,622,398; 2007 - $2,121,905; and
2008 - $2,261,672. This mortgage debt is all fixed rate debt.

In addition, the Operating Partnership has in place a $50 million line of Credit Facility (the "Credit Facility") which is guaranteed by the Company. The credit facility has a draw termination date in November 2003 and matures in August 2006. During the period between termination and maturity, the Company will have no further ability to borrow under this facility and will be required to repay a portion of the unpaid principal on a quarterly basis. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the bank's prime rate, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company's properties which are not otherwise encumbered and properties to be acquired or developed. As of June 30, 2003, $36,758,232 was outstanding under the Credit Facility bearing a weighted average interest rate of 2.78%.

The Company is currently in discussions with its lender regarding the further extension of the termination date, the extension of the maturity date and other terms of the credit facility. There can be no assurance that the Company will receive the requested extensions or that the terms of the extensions will be acceptable to the Company.

The Company also has in place a $5 million line of credit (the "Line of Credit"), which matures on April 30, 2004, and which the Company expects to renew for an additional 12-month period. The Line of Credit bears interest at the bank's prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. The purpose of the Line of Credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of June 30, 2003, $700,000 was outstanding under the Line of Credit at a rate of 3.50%.

                                                        AGREE REALTY CORPORATION

                                                                          PART I



-------------------------------------------------------------------------------


One of the Company's wholly-owned subsidiaries has obtained construction financing of approximately $4,350,000 to fund the development of a retail property. The note requires quarterly interest payments, at a weighted average interest rate based on LIBOR, computed by the lender. The note matures on June 20, 2004 and is secured by the underlying land and buildings. As of June 30, 2003, $4,002,873 was outstanding under this note, bearing an interest rate of 2.75%.

The Company has received funding from an unaffiliated third party for the construction of certain of its properties. Advances under this agreement bear no interest and are secured by the specific land and buildings being developed. As of June 30, 2003, $1,582,540 was outstanding under this arrangement.

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

The Company plans to begin construction of additional pre-leased developments and may acquire additional properties, which will initially be financed by the Credit Facility. Management has refinanced in the past and intends to periodically refinance short-term construction and acquisition financing with long-term debt or equity. Upon completion of any refinancing, the Company intends to lower the ratio of total debt to market capitalization to 50% or less. Nevertheless, the Company may operate with debt levels or ratios which are in excess of 50% for extended periods of time prior to such refinancing.

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

                                                        AGREE REALTY CORPORATION

                                                                          PART I



-------------------------------------------------------------------------------


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

                                                Year ended June 30,
                               --------------------------------------------------

                               2004       2005        2006        2007       2008     THEREAFTER      TOTAL
                               ----       ----        ----        ----       ----     ----------      -----

FIXED RATE DEBT                2,550      2,808      30,622       2,122      2,262      37,708        78,072

  AVERAGE INTEREST RATE         6.90       6.90        6.83        6.83       6.83        6.83            --

CONSTRUCTION LOANS                --      4,003          --          --         --       1,582         5,585

  AVERAGE INTEREST RATE           --       2.75          --          --         --          --            --

VARIABLE RATE DEBT              1,685       985         985      33,803         --          --        37,458

  AVERAGE INTEREST RATE          2.78      2.78        2.78        2.78         --          --            --

The fair value (in thousands) is estimated at $78,500, $5,585 and $37,458 for fixed rate debt, construction loans and variable rate debt, respectively.

The table above incorporates those exposures that exist as of June 30, 2003; it does not consider those exposures or position, which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

The Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure.

A 10% adverse change in interest rates on the portion of the Company's debt bearing interest at variable rates would result in an increase in interest expense of approximately $101,000.

                                                        AGREE REALTY CORPORATION

                                                                          PART I



-------------------------------------------------------------------------------


ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Vice-President-Finance have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Vice-President-Finance have concluded that our current disclosure controls and procedures are effective and timely, providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

                                                        AGREE REALTY CORPORATION

                                                                         PART II



-------------------------------------------------------------------------------

OTHER INFORMATION
Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities and Use of Proceeds
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders

          On May 5, 2003, the Company held its Annual Meeting of
          Stockholders. The following were the results of the meeting:

          The stockholders elected Farris Kalil and Gene Silverman as Directors until the annual meeting of stockholders in 2006 or until a successor is elected and qualified.

          The vote was as follows:               Farris Kalil       Gene Silverman
                                                 -------------      --------------
          Votes cast for                          4,279,830           4,278,560
          Votes withheld                             26,420              27,690
          Not voting                                173,095             173,095

Item 5.   Other Information
          None

                                                        AGREE REALTY CORPORATION

                                                                         PART II



-------------------------------------------------------------------------------


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

              3.2   Bylaws of the Company (incorporated by reference to Exhibit
                    3.3 to Agree S-11)

              10.1 Sixth amendment to amended and restated $5 million business loan agreement dated April 30, 2003, between Agree Limited Partnership and Standard Federal Bank.

              10.2 Fourth amendment to $50 million Line of Credit agreement dated July 11, 2003 among Agree Realty Corporation and Standard Federal Bank, N.A.

              31.1  Certification of Chief Executive Officer, pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2  Certification of Chief Financial Officer, pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

              32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer

          (b) Reports on Form 8-K

              o On July 24, 2003, the Company filed a Form 8-K under Item 7 and Item 12 furnishing its second quarter 2003 results of operations and financial condition.

              o On April 22, 2003, the Company filed a Form 8-K under Item 7 and Item 12 furnishing its first quarter 2003 results of operations and financial condition.

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



AGREE REALTY CORPORATION




/s/ RICHARD AGREE
--------------------------------------
Richard Agree
President and Chief Executive Officer



/s/ KENNETH R. HOWE
--------------------------------------
Kenneth R. Howe
Vice-President - Finance and Secretary
 (Principal Financial Officer)






Date:     August 14, 2003
--------------------------------------

                                 EXHIBIT INDEX

   Exhibit No.                           Description
   -----------                           -----------
       10.1    Sixth amendment to amended and restated $5 million business loan agreement dated April 30, 2003, between Agree Limited
               Partnership and Standard Federal Bank.

       10.2 Fourth amendment to $50 million Line of Credit agreement dated July 11, 2003 among Agree Realty Corporation and
               Standard Federal Bank, N.A.

       31.1    Certification of Chief Executive Officer, pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2    Certification of Chief Financial Officer, pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

       32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer
