Form 10-Q
period 2003-09-30
AGREE REALTY CORP
filed 2003-11-13
CIK 917251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Mark One

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

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

                          Yes          No
                          [X]          [ ]

6,434,345 Shares of Common Stock, $.0001 par value, were outstanding as of November 13, 2003

                                                        AGREE REALTY CORPORATION

                                                                       FORM 10-Q

                                                                           INDEX

                                                                                                          PAGE
PART I:     FINANCIAL INFORMATION

Item 1.     Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002                      3-4

            Consolidated Statements of Income for the six months ended September 30, 2003 and 2002            5

            Consolidated Statements of Income for the three months ended September 30, 2003 and 2002          6

            Consolidated Statement of Stockholders' Equity for the six months ended September 30, 2003        7

            Consolidated Statements of Cash Flows for the six months ended September 30, 2003 and 2002      8-9

            Notes to Consolidated Financial Statements                                                       10

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                         11-19

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                       19

Item 4.     Controls and Procedures                                                                          20

PART II:    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                21

Item 2.     Changes in Securities and Use of Proceeds                                                        21

Item 3.     Defaults Upon Senior Securities                                                                  21

Item 4.     Submission of Matters to a Vote of Security Holders                                              21

Item 5      Other Information                                                                                21

Item 6.     Exhibits and Reports on Form 8-K                                                                 22

SIGNATURES                                                                                                   23

                                                        AGREE REALTY CORPORATION

                                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                  SEPTEMBER 30,   December 31,
                                                                      2003            2002
                                                                  -----------------------------
ASSETS

REAL ESTATE INVESTMENTS
  Land                                                            $  55,298,606   $  51,546,016
  Buildings                                                         159,275,073     146,934,887
                                                                  -----------------------------

                                                                    214,573,679     198,480,903
  Less accumulated depreciation                                     (37,666,649)    (34,705,790)
                                                                  -----------------------------

                                                                    176,907,030     163,775,113
Operating property held for sale                                      7,321,554       7,482,839
Property under development                                            1,473,487       2,271,413
                                                                  -----------------------------

NET REAL ESTATE INVESTMENTS                                         185,702,071     173,529,365

CASH AND CASH EQUIVALENTS                                               234,099       1,095,610

ACCOUNTS RECEIVABLE - TENANTS, net of allowance of
 $200,000 and $200,000 for possible losses                              155,694         784,637

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES                  333,127         315,496

UNAMORTIZED DEFERRED EXPENSES
  Financing                                                             764,207       1,117,253
  Leasing costs                                                         278,530         307,746

OTHER ASSETS                                                            678,052       1,012,065
                                                                  -----------------------------
                                                                  $ 188,145,780   $ 178,162,172
                                                                  =============================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                    SEPTEMBER 30,   December 31,
                                                                        2003           2002
                                                                    ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

MORTGAGE PAYABLE                                                    $  41,434,760   $ 71,588,863

CONSTRUCTION LOANS                                                      1,569,000      5,612,313

NOTES PAYABLE                                                          39,500,000     38,083,232

DIVIDENDS AND DISTRIBUTIONS PAYABLE                                     3,447,328      2,356,156

ACCRUED INTEREST PAYABLE                                                  168,251        249,706

ACCOUNTS PAYABLE
  Operating                                                               557,317      1,179,273
  Capital expenditures                                                    432,471        589,760

TENANT DEPOSITS                                                            97,339         93,138
                                                                    ----------------------------

TOTAL LIABILITIES                                                      87,206,466    119,752,441
                                                                    ----------------------------
MINORITY INTEREST                                                       5,704,168      5,787,007
                                                                    ----------------------------

STOCKHOLDERS' EQUITY
  Common stock, $.0001 par value; 20,000,000 shares authorized,
    6,434,345 and 4,479,345 shares issued and outstanding                     643            445
  Additional paid-in capital                                          108,267,762     64,506,772
  Deficit                                                             (12,103,965)   (11,135,499)
                                                                    ----------------------------

                                                                       96,164,440     53,371,718
Less: unearned compensation - restricted stock                           (929,294)      (748,994)
                                                                    ----------------------------

TOTAL STOCKHOLDERS' EQUITY                                             95,235,146     52,622,724

                                                                    $ 188,145,780   $178,162,172
                                                                    ============================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                     NINE MONTHS ENDED    Nine Months Ended
                                                     SEPTEMBER 30, 2003   September 30, 2002
                                                     ---------------------------------------
REVENUES
 Minimum rents                                         $   18,072,243       $   15,883,900
 Percentage rents                                              98,708               77,996
 Operating cost reimbursements                              2,037,014            1,723,741
 Other income                                                   1,878                4,897
                                                       -----------------------------------

TOTAL REVENUES                                             20,209,843           17,690,534
                                                       -----------------------------------
OPERATING EXPENSES
 Real estate taxes                                          1,370,264            1,258,721
 Property operating expenses                                1,500,088            1,097,178
 Land lease payments                                          554,220              554,175
 General and administrative                                 1,676,007            1,465,993
 Depreciation and amortization                              3,040,640            2,778,118
                                                       -----------------------------------

TOTAL OPERATING EXPENSES                                    8,141,219            7,154,185
                                                       -----------------------------------

INCOME FROM CONTINUING OPERATIONS                          12,068,624           10,536,349
                                                       -----------------------------------

OTHER INCOME (EXPENSE)
 Interest expense, net                                     (4,561,282)          (4,580,025)
 Early extinguishment of debt                                (961,334)                   -
 Equity in net income of unconsolidated entities              341,537              520,738
                                                       -----------------------------------

TOTAL OTHER EXPENSE                                        (5,181,079)          (4,059,287)
                                                       -----------------------------------

INCOME BEFORE MINORITY INTEREST AND
  DISCONTINUED OPERATIONS                                   6,887,545            6,477,062

MINORITY INTEREST                                            (835,457)            (851,678)
                                                       -----------------------------------

INCOME BEFORE DISCONTINUED OPERATIONS                       6,052,088            5,625,384

INCOME FROM DISCONTINUED OPERATIONS, net of
  minority interest of $58,347 and $87,109                    422,671              574,814
                                                       -----------------------------------

NET INCOME                                             $    6,474,759       $    6,200,198
                                                       ===================================

EARNINGS PER SHARE - BASIC AND DILUTIVE                $         1.33       $         1.39
                                                       ===================================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING - BASIC                          4,880,993            4,446,205
                                                       ===================================
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING - DILUTIVE                       4,883,401            4,446,205
                                                       ===================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    THREE MONTHS ENDED   Three Months Ended
                                                    SEPTEMBER 30, 2003   September 30, 2002
                                                    ---------------------------------------
REVENUES
 Minimum rents                                        $    6,088,431       $    5,400,772
 Percentage rents                                             47,648               34,399
 Operating cost reimbursements                               596,629              530,203
 Other income                                                    101                  332
                                                      -----------------------------------

TOTAL REVENUES                                             6,732,809            5,965,706
                                                      -----------------------------------

OPERATING EXPENSES
 Real estate taxes                                           457,368              420,486
 Property operating expenses                                 467,061              332,765
 Land lease payments                                         184,740              184,695
 General and administrative                                  553,007              502,552
 Depreciation and amortization                             1,025,763              925,980
                                                      -----------------------------------

TOTAL OPERATING EXPENSES                                   2,687,939            2,366,478
                                                      -----------------------------------

INCOME FROM CONTINUING OPERATIONS                          4,044,870            3,599,228
                                                      -----------------------------------

OTHER INCOME (EXPENSE)
 Interest expense, net                                    (1,302,262)          (1,556,900)
 Early extinguishment of debt                               (961,334)                   -
 Equity in net income of unconsolidated entities             110,138                    -
                                                      -----------------------------------

TOTAL OTHER EXPENSE                                       (2,153,458)          (1,383,321)
                                                      -----------------------------------

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED
  OPERATIONS                                               1,891,412            2,215,907

MINORITY INTEREST                                           (181,983)            (290,923)
                                                      -----------------------------------

INCOME BEFORE DISCONTINUED OPERATIONS                      1,709,429            1,924,984

INCOME FROM DISCONTINUED OPERATIONS, net of
  minority interest of $17,510 and $32,121                   147,369              212,148
                                                      -----------------------------------

NET INCOME                                            $    1,856,798       $    2,137,132
                                                      ===================================

EARNINGS PER SHARE - BASIC AND DILUTIVE               $          .33       $          .48
                                                      ===================================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING - BASIC                         5,671,193            4,446,547
                                                      ===================================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING - DILUTIVE                      5,675,806            4,446,547
                                                      ===================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                         Unearned
                                                Common Stock          Additional                      Compensation -
                                           --------------------        Paid-In                          Restricted
                                           Shares        Amount        Capital          Deficit           Stock
                                           ------------------------------------------------------------------------
BALANCE, January 1, 2003                  4,448,531     $    445     $ 64,506,772    $ (11,135,499)    $  (748,994)

Issuance of shares under
  Stock Incentive Plan                       36,814            3          622,150                -        (456,300)

Shares redeemed under the
  Stock Incentive Plan                       (6,000)           -         (101,400)               -               -

Issuance of common stock                  1,955,000          195       43,240,240                -               -

Vesting of restricted stock                       -            -                -                -         276,000

Dividends declared for the period
  January 1, 2003 to September 30, 2003           -            -                -       (7,443,225)              -

Net income for the period
  January 1, 2003 to September 30, 2003           -            -                -        6,474,759               -
                                          ------------------------------------------------------------------------
BALANCE, September 30, 2003               6,434,345     $    643     $108,267,762    $ (12,103,965)    $  (929,294)
                                          ========================================================================


                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                NINE MONTHS ENDED    Nine Months Ended
                                                                                SEPTEMBER 30, 2003   September 30, 2002
                                                                                ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                        $  6,474,759        $   6,200,198
 Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation                                                                       3,152,834            2,881,888
   Amortization                                                                         174,093              267,366
   Stock-based compensation                                                             276,000              236,000
   Write-off of deferred finance costs                                                  406,152                    -
   Equity in net income of unconsolidated entities                                     (341,537)            (520,738)
   Minority interests                                                                   893,804              938,787
   Decrease in accounts receivable                                                      628,943              526,915
   Decrease in other assets                                                             280,032              185,840
   Decrease in accounts payable                                                        (621,956)            (594,737)
   Increase (decrease) in accrued interest                                              (81,455)              31,116
   Increase in tenant deposits                                                            4,201               46,238
                                                                                   ---------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            11,245,870           10,198,873
                                                                                   ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of real estate investments (including capitalized interest of
   $118,000 in 2003 and $76,000 in 2002)                                            (14,862,379)          (3,227,728)
  Distributions from unconsolidated entities                                            341,537              520,738
                                                                                   ---------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                               (14,520,842)          (2,706,990)
                                                                                   ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from the issuance of common stock                                      43,240,435                    -
 Payments of mortgages payable                                                      (37,853,254)          (1,557,103)
 Mortgage proceeds                                                                    7,699,151                    -
 Dividends and limited partners' distributions paid                                  (7,328,697)          (7,051,603)
 Payment on construction loan                                                        (4,043,313)             (40,350)
 Line-of-credit net borrowings                                                        1,416,768              800,000
 Repayments of capital expenditure payables                                            (423,910)            (401,229)
 Payments for financing costs                                                          (178,108)             (16,353)
 Redemption of restricted stock                                                        (101,400)            (110,940)
 Payment of leasing costs                                                               (14,211)             (23,630)
                                                                                   ---------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   2,413,461           (8,401,208)
                                                                                   ---------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (861,511)            (909,325)
CASH AND CASH EQUIVALENTS, beginning of period                                        1,095,610            1,101,861
                                                                                   ---------------------------------

CASH AND CASH EQUIVALENTS, end of period                                           $    234,099        $     192,536
                                                                                   =================================

                                                        AGREE REALTY CORPORATION

                                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                      NINE MONTHS ENDED    Nine Months Ended
                                                                      SEPTEMBER 30, 2003   September 30, 2002
                                                                      ---------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest (net of amounts capitalized)                    $  4,535,514         $  4,344,074
                                                                         =================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
  Dividends and limited partners' distributions declared and unpaid      $  3,447,328         $  2,356,156
  Shares issued under Stock Incentive Plan                               $    622,153         $    680,033
  Real estate investments financed with accounts payable                 $    432,471         $    301,820
  Construction loan paid with mortgage                                   $          -         $  3,181,670
                                                                         =================================

                    See accompanying notes to consolidated financial statements.

                                                        AGREE REALTY CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           The accompanying unaudited 2003 consolidated
1. BASIS OF                financial statements have been prepared in accordance
   PRESENTATION            with generally accepted accounting principles for
                           interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2. EARNINGS PER            Earnings per share has been computed by dividing the
   SHARE                   net income by the weighted average number of common
                           shares outstanding. The per share amounts reflected in the consolidated statements of income are presented in accordance with Statement of Financial
                           Accounting Standards (SFAS) No. 128 "Earnings per
                           Share".

3. ISSUANCE OF             During August 2003, the Company sold 1,955,000 shares
   COMMON STOCK            of common stock. The cash proceeds (net of
                           underwriting fees and related issuance costs) to the Company from the stock issuance were approximately
                           $43.2 million, which was used to reduce outstanding indebtedness.

4. SUBSEQUENT EVENT        During October 2003 the Company completed the sale of
                           a shopping center for approximately $8.5. The shopping center was anchored by Kmart Corporation and Kash N Karry and was located in Winter Garden,
                           Florida. The results of operations for this property are presented as discontinued operations in the Company's Consolidated Statements of Income.

                           The revenues from this property were $930,272 and $1,005,332 for the nine months ended September 30, 2003 and 2002, respectively. The expenses for this property were $507,601 and $430,518, including minority interest charges of $58,347 and $87,109, for the nine months ending September 30, 2003 and 2002, respectively.

                           The revenues from this property were $301,974 and $361,800 for the three months ended September 30, 2003 and 2002, respectively. The expenses for this property were $154,605 and $149,652, including minority interest charges of $17,510 and $32,121, for the three months ending September 30, 2003 and 2002, respectively.

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

OVERVIEW

Agree Realty Corporation (the "Company") was established to continue to operate and expand the retail property business of its predecessors. The Company commenced its operations in April 1994. The assets of the Company are held by, and all operations are conducted through, Agree Limited Partnership (the "Operating Partnership"), of which the Company is the sole general partner and held an 90.52% interest as of September 30, 2003. The Company is operating so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

On August 4, 2003, the Company completed an offering of 1,700,000 shares of common stock at $23.50 per share; on August 12, 2003 the underwriters exercised their over allotment option for an additional 255,000 shares at the same per share price (collectively, the "2003 Offering"). The net proceeds from the 2003 Offering of approximately $43.2 million were used to repay amounts outstanding under the Company's credit facility.

The Company has fifteen (15) leases with Kmart Corporation. Twelve (12) of the Kmart stores are currently anchors in the Company's Community Shopping Centers and three (3) Kmart stores are free-standing properties. The Kmart stores in the Company's Portfolio provided 19% of the Company's Annual Base Rent as of September 30, 2003. Nine of the Kmart stores paid percentage rent in addition to their minimum rent during 2002. As of September 30, 2003, all of the Kmart stores in the Company's Portfolio were open and operating as Kmart discount stores.

In May 2003, Kmart Corporation emerged from the bankruptcy proceeding which it had initiated in January 2002. Pursuant to the confirmed plan of reorganization, Kmart closed a number of stores, including one that was located on our property in Lakeland, Florida. Kmart vacated the premises in Lakeland, Florida in April 2003 and we are actively marketing the space formerly occupied by Kmart. Kmart's annual rent on this property was approximately $480,000

                                                        AGREE REALTY CORPORATION

                                                                          PART I

and Kmart's annual contribution under the lease for real estate taxes, insurance and common area maintenance was approximately $110,000. Certain tenants in the Lakeland, Florida community shopping center have co-tenancy clauses in their leases which provide either for modification of their rent to be based on gross sales or an option to terminate their lease when the Kmart store closes, if we are unable to obtain a replacement anchor tenant. As of September 30, 2003, none of these tenants has indicated that it will exercise its option to terminate its lease with us. We believe it will take between nine to 12 months to re-let the Kmart location. In connection with this re-letting of the Kmart location, we may have to agree to make capital expenditures with respect to the property. In addition, we have agreed to rent reductions aggregating $300,000 per year under two other Kmart leases, for the stores in Perrysburg, Ohio and Winter Garden, Florida. In both cases, the rent reductions are for a 5-year period.

During October 2003, the Company completed the sale of the Winter Garden, Florida shopping center.

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

                                                        AGREE REALTY CORPORATION

                                                                          PART I

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

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Minimum rental income increased $2,188,000, or 14%, to $18,072,000 in 2003, compared to $15,884,000 in 2002. The increase was the result of rental increases of $459,000 from existing properties; an increase of $1,444,000 due to additional rent as a result of the acquisition of our joint venture partner's interest in three Joint Venture Properties in 2002 and two Joint Venture Properties in 2003; and an increase of $285,000 from the development of one property in 2002 and two properties in 2003.

Percentage rental income increased $21,000, or 27%, to $99,000 in 2003, compared to $78,000 in 2002. The increase was primarily the result of increased tenant sales.

Operating Cost Reimbursements increased $313,000, or 18%, to $2,037,000 in 2003, compared to $1,724,000 in 2002. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expenses as explained below.

Other income remained relatively constant at $2,000 in 2003, compared to $5,000 in 2002.

Real estate taxes increased $111,000, or 9%, to $1,370,000 in 2003, compared to $1,259,000 in 2002. The increase is the result of general assessment changes on the Company's properties and additional real estate taxes paid directly by the Company related to a closed Kmart store.

Property operating expenses (shopping center maintenance, insurance and utilities), which are reimbursed by the tenants, increased $403,000, or 37%, to $1,500,000 in 2003 compared to $1,097,000 in 2002. The increase was the result of increased snow removal costs of $19,000; an increase in shopping center maintenance costs of $179,000; an increase in utility costs of $20,000; and an increase in insurance costs of $185,000 in 2003 versus 2002.

Land lease payments remained constant at $554,000 for 2003 and 2002.

General and administrative expenses increased by $210,000, or 14%, to $1,676,000 in 2003, compared to $1,466,000 in 2002. The increase was primarily the result of an increase in compensation-related expenses and property management related expenses. General and administrative expenses as a percentage of total rental income remained constant at 9.2% in 2003 and 2002.

                                                        AGREE REALTY CORPORATION

                                                                          PART I

Depreciation and amortization increased $263,000, or 9%, to $3,041,000 in 2003, compared to $2,778,000 in 2002. The increase was the result of the development of one property in 2002 and two properties in 2003; and the acquisition of the joint venture partner's interest in three (3) Joint Venture Properties in 2002 and two (2) Joint Venture Properties in 2003.

Interest expense decreased $19,000, or .4%, to $4,561,000 in 2003, from $4,580,000 in 2002. The decrease in interest expense was the result of decreased borrowings as a result of the Company reducing outstanding indebtedness with the net proceeds from the issuance of additional common stock.

Equity in net income of unconsolidated entities decreased $179,000, or 34%, to $342,000 in 2003 compared to $521,000 in 2002 as a result of the acquisition of our joint venture partner's interest in three Joint Venture Properties in 2002 and two Joint Venture Properties in 2003.

Early extinguishment of debt totaled $961,000 in 2003, as a result of the Company repaying in August 2003 three mortgages totaling approximately $37,000,000 prior to their scheduled maturity. In connection with this transaction the Company incurred a pre-payment penalty of $555,000 and wrote-off unamortized mortgage costs in the amount of $406,000.

The Company's income before minority interest and discontinued operations increased $411,000, or 6%, to $6,888,000 in 2003 from $6,477,000 in 2002 as a result of the foregoing factors.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Minimum rental income increased $687,000, or 13%, to $6,088,000 in 2003, compared to $5,401,000 in 2002. The increase was the result of rental increases of $56,000 from existing properties; an increase of $536,000 due to additional rent as a result of the acquisition of our joint venture partner's interest in three Joint Venture Properties in 2002 and two Joint Venture Properties in 2003; and an increase of $95,000 from the development of two properties in 2003.

Percentage rental income increased $14,000, or 39%, to $48,000 in 2003, compared to $34,000 in 2002. The increase was primarily the result of increased tenant sales.

Operating cost reimbursements increased $67,000, or 13%, to $597,000 in 2003, compared to $530,000 in 2002. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expense as explained below.

Real estate taxes increased $37,000, or 9%, to $457,000 in 2003, compared to $420,000 in 2002. The increase is the result of general assessment changes on the Company's properties and additional real estate taxes related to a closed Kmart store.

                                                        AGREE REALTY CORPORATION

                                                                          PART I

Property operating expenses (shopping center maintenance, insurance and utilities), which are reimbursed by the tenants, increased $134,000, or 40%, to $467,000 in 2003 compared to $333,000 in 2002. The increase was the result of increased shopping center maintenance costs of $68,000; an increase in utility costs of $7,000; and an increase in insurance costs of $59,000 in 2003 versus 2002.

Land lease payments remained constant at $185,000 for 2003 and 2002.

General and administrative expenses increased by $50,000, or 10%, to $553,000 in 2003, compared to $503,000 in 2002. The increase was primarily the result of an increase in compensation-related expenses and property management related expenses. General and administrative expenses as a percentage of total rental income decreased from 9.2% in 2002 to 9.0% in 2003.

Depreciation and amortization increased $100,000, or 11%, to $1,026,000 in 2003, compared to $926,000 in 2002. The increase was the result of the development of two properties in 2003; the acquisition of the joint venture partner's interest in three (3) Joint Venture Properties in 2002 and two (2) Joint Venture Properties in 2003.

Interest expense decreased $255,000, or 16%, to $1,302,000 in 2003, from $1,557,000 in 2002. The decrease in interest expense was the result of decreased borrowings as a result of the Company reducing outstanding indebtedness with the net proceeds from the issuance of additional common stock.

Equity in net income of unconsolidated entities decreased $64,000, or 37%, to $110,000 in 2003 compared to $174,000 in 2002 as a result of the acquisition of the joint venture partner's interest in three Joint Venture Properties in 2002 and two Joint Venture Properties in 2003.

Early extinguishment of debt totaled $961,000 in 2003, as a result of the Company repaying in August 2003 three mortgages totaling $37,000,000 prior to their scheduled maturity. In connection with this transaction the Company incurred a pre-payment penalty of $555,000 and wrote-off unamortized mortgage costs in the amount of $406,000.

The Company's income before minority interest and discontinued operations decreased $325,000, or 15%, to $1,891,000 in 2003 from $2,216,000 in 2002 as a result of the foregoing factors.

FUNDS FROM OPERATIONS

Management considers Funds from Operations ("FFO") to be a useful supplemental measure to evaluate operating performance. The Company considers FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO can help one compare the operating performance of a company's real estate between periods or as compared to different companies. FFO is defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") to mean net income computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization. FFO should not be considered as an alternative to net income as the primary

                                                        AGREE REALTY CORPORATION

                                                                          PART I

indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. In addition, our method of calculating FFO may not be comparable to the methods used by other REITs and, accordingly, may be different from similarly titled measures reported by other companies.

The following tables illustrate the calculation of FFO for the nine months and three months ended September 30, 2003 and 2002 and a reconciliation of net income to FFO:

Nine Months Ended September 30,                                   2003           2002
-----------------------------------------------------------------------------------------
Net income                                                    $  6,474,759   $  6,200,198
Depreciation of real estate assets                               3,336,243      2,866,054
Amortization of leasing costs                                       43,427         51,252
Minority interest                                                  893,804        938,787
                                                              ---------------------------

FUNDS FROM OPERATIONS                                         $ 10,748,233   $ 10,056,291
                                                              ===========================

WEIGHTED AVERAGE SHARES AND OP UNITS OUTSTANDING - DILUTIVE      5,556,948      5,119,752
                                                              ===========================

Three Months Ended September 30,                                  2003           2002
-----------------------------------------------------------------------------------------
Net income                                                    $  1,856,798   $  2,137,132
Depreciation of real estate assets                               1,055,896        955,009
Amortization of leasing costs                                       14,937         17,084
Minority interest                                                  199,493        323,044
                                                              ---------------------------

FUNDS FROM OPERATIONS                                         $  3,127,124   $  3,432,269
                                                              ===========================

WEIGHTED AVERAGE SHARES AND OP UNITS OUTSTANDING - DILUTIVE      6,349,353      5,120,094
                                                              ===========================

                                                        AGREE REALTY CORPORATION

                                                                          PART I

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal demands for liquidity are distributions to its stockholders, debt repayment, development of new properties and future property acquisitions.

      During the quarter ended September 30, 2003, the Company declared a quarterly dividend of $.485 per share. The dividend was paid on October 16, 2003, to holders of record on September 30, 2003.

      As of September 30, 2003, the Company had total mortgage indebtedness of $41,434,760 with a weighted average interest rate of 6.78%. Future scheduled annual maturities of mortgages payable for the years ending September 30 are as follows: 2004 - $1,447,043; 2005 - $1,601,600; 2006 -
      $1,713,463; 2007 - $1,833,147; and 2008 - $1,946,772. This mortgage debt is all fixed rate debt.

      In addition, our operating partnership has in place a $50 million line of Credit Facility (the "Credit Facility") which is guaranteed by the Company. The credit facility has a draw termination date in November 2006 and matures in November 2009. During the period between termination and maturity, the Company will have no further ability to borrow under this facility and will be required to repay a portion of the unpaid principal on a quarterly basis. Advances under the Credit Facility bear interest within a range of one month to six month LIBOR plus 150 basis points to 213 basis points or the bank's prime rate, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company's properties which are not otherwise encumbered and properties to be acquired or developed. As of September 30, 2003, $39,000,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 2.62%.

      The Company also has in place a $5 million line of credit (the "Line of Credit"), which matures on April 30, 2004, and which the Company expects to renew for an additional 12-month period. The Line of Credit bears interest at the bank's prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. The purpose of the Line of Credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of September 30, 2003, $500,000 was outstanding under the Line of Credit with an annual interest rate of 3.50%.

                                                        AGREE REALTY CORPORATION

                                                                          PART I

      The Company has received funding from an unaffiliated third party for the construction of one of its properties. Advances under this agreement bear no interest and are secured by the specific land and buildings being developed. As of September 30, 2003, $1,569,000 was outstanding under this arrangement.

      During the third quarter 2003, the Company negotiated an early payment on three mortgage notes totaling approximately $37 million and bearing an interest rate of 7.00%. The mortgages were secured by eight (8) community shopping centers. Two of the mortgages totaling approximately $30.3 million were scheduled to mature in November, 2005 and required a final payment in the amount of approximately $28.2 million on the maturity date. The third mortgage in the amount of approximately $6.7 million had a scheduled maturity date of April 2013 and required a final payment in the amount of approximately $2.9 million on the maturity date. This mortgage contained a provision that would reset the interest rate to the then current rate in December 2005. The Company incurred a pre-payment penalty of 1.50% on the outstanding mortgage balance.

      The Company has one development project under construction that will add an additional 14,560 square feet of GLA to the Company's portfolio. The project is expected to be completed during the fourth quarter of 2003. Additional Company funding required to complete this project is estimated to be $2,500,000 and will come from the Credit Facility.

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

                                   Year ended September 30,
                                   ------------------------
                        2004   2005    2006   2007   2008   THEREAFTER    TOTAL
                        ----   ----    ----   ----   ----   ----------    -----
FIXED RATE DEBT         1,447  1,602   1,713  1,833  1,947    32,893      41,435
 AVERAGE INTEREST RATE   6.78   6.78    6.79   6.79   6.79      6.79
CONSTRUCTION LOANS          -      -      -       -      -     1,569       1,569
 AVERAGE INTEREST RATE      -      -      -       -      -         -           -
VARIABLE RATE DEBT      1,541  1,041  36,918      -      -         -      39,500
 AVERAGE INTEREST RATE   4.00   4.00    4.00      -      -         -           -

      The fair value (in thousands) is estimated at $41,400, $1,569 and $39,500 for fixed rate debt, construction loans and variable rate debt, respectively.

      The table above incorporates those exposures that exist as of September 30, 2003; it does not consider those exposures or position, which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

      The Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure.

      A 10% adverse change in interest rates on the portion of the Company's debt bearing interest at variable rates would result in an increase in interest expense of approximately $103,000.

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

      CHANGES IN INTERNAL CONTROLS

      There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses; therefore, no corrective actions were taken.

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

      Item 3. Defaults Upon Senior Securities
              None

      Item 4. Submission of Matters to a Vote of Security Holders

              None

      Item 5. Other Information
              None

                                                        AGREE REALTY CORPORATION

                                                                         PART II

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

                      10.1 Amended and Restated $50 million Line of Credit agreement dated November 5, 2003 among Agree Realty Corporation and Standard Federal Bank, N.A. and Bank One.

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

                      - On July 24, 2003, the Company filed a Form 8-K
                        under Item 7 and Item 12 furnishing its second quarter 2003 results of operations and financial condition.

                                                        AGREE REALTY CORPORATION

                                                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGREE REALTY CORPORATION

/s/ RICHARD AGREE
----------------------------------------
Richard Agree
President and Chief Executive Officer

/s/ KENNETH R. HOWE
----------------------------------------
Kenneth R. Howe
Vice-President - Finance and Secretary
 (Principal Financial Officer)

Date: November 13, 2003

                                                        AGREE REALTY CORPORATION

                                 EXHIBIT INDEX

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

    3.2           Bylaws of the Company (incorporated by reference to Exhibit
                  3.3 to Agree S-11)

    10.1 Amended and Restated $50 million Line of Credit agreement dated November 5, 2003 among Agree Realty Corporation and
                  Standard Federal Bank, N.A. and Bank One.

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