Form 10-K
period 2003-12-31
AGREE REALTY CORP
filed 2004-03-15
CIK 917251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-12928

AGREE REALTY CORPORATION

(Exact name of Registrant as specified in its charter)

Maryland	38-3148187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31850 Northwestern Highway Farmington Hills, Michigan 48334 (Address of principal executive offices)	(248) 737-4190 (Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock, $.0001 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ✓                No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ✓                No

The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was approximately $108,892,877 as of June 30, 2003, based on the closing price of $24.31 on the NYSE on that date.

As of March 8, 2004, the number of shares of common stock of the Registrant outstanding was 6,466,971.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated into Form 10-K

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 10, 2004	Part III Items 10-13

PART 1

FORWARD LOOKING STATEMENTS

     We have made statements in this Form 10-K that are “forward- Looking” in that they do not discuss historical facts but instead note future expectations, projections, intentions or other items relating to the future.

     Forward-looking statements, which are generally prefaced by the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar terms, are subject to known and unknown risks, uncertainties and other facts that may cause our actual results or performance to differ materially from those contemplated by the forward-looking statements. Many of those factors are noted in conjunction with the forward-looking statements in the text. Other important factors that could cause our actual results to differ include:

•	Our inability to effect the development or acquisition of properties on favorable terms.

•	The effect of economic conditions. If an economic downturn occurs, any corresponding decrease in disposable income could result in consumers being less willing to purchase goods from our tenants which could adversely affect our financial condition and results of operations. Our financial condition and results of operations could also be adversely affected if our tenants are otherwise unable to make lease payments or fail to renew their leases.

•	Our inability to obtain long-term financing at interest rates that will allow us to offer attractive rental rates to our tenants in order to continue the development or acquisition of retail properties leased to national tenants on a long-term basis.

•	Actions of our competitors. We seek to remain competitive in the development of real estate assets in the markets that we currently serve. With regard to our acquisition of properties, we compete with insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs, some of which have greater resources than we do.

•	Failure to qualify as a REIT. Although we believe that we were organized and have been operating in conformity with the requirements for qualification as a REIT under the Internal Revenue Code, we cannot assure you that we will continue to qualify as a REIT.

•	Changes in government regulations, tax rates and similar matters, For example, changes in real estate and zoning laws, environmental uncertainties and natural disasters could adversely affect our financial condition and results of operations.

     Other risk uncertainties and factors that could cause actual results to differ materially from those projected are discussed in the “Risk Factors” section of this Form 10-K.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in or incorporated by reference into this Form 10-K might not occur.

     References herein to the “Company” include Agree Realty Corporation, together with its wholly-owned subsidiaries and its majority owned operating partnership, Agree Limited Partnership (the “Operating Partnership”), unless the context otherwise requires.

Item 1. BUSINESS

General

     Agree Realty Corporation is a fully-integrated, self-administered and self-managed real estate investment trust (a “REIT”) that focuses primarily on the development, acquisition and ownership of retail properties net leased to national tenants. We were formed in December 1993 to continue and expand the retail business founded in 1971 by our current President and Chairman, Richard Agree. We specialize in building properties for national retailers who have signed long-term net leases prior to commencement of construction. All of our freestanding property tenants and most of our community shopping center tenants have triple-net leases which typically require the tenant to be responsible for property operating expenses including property taxes, insurance and maintenance. We believe this strategy provides us with a generally consistent source of income and cash for distributions and also provides opportunities for development of additional properties at attractive returns on investment, without the risks associated with speculative development.

     At December 31, 2003, our portfolio consisted of 50 properties, owned either directly or through joint ventures, located in 13 states and contained an aggregate of approximately 3.5 million square feet of gross leasable area. Our portfolio includes 37 freestanding net leased properties and 13 community shopping centers that as of December 31, 2003 were 97% leased with a weighted average lease term of approximately 11.9 years. As of December 31, 2003, approximately 67% of our annualized lease revenue is derived from our top three tenants: Borders Group, Inc. (Borders) – 33%, Walgreen Co. (Walgreen) – 17% and Kmart Corporation (Kmart) — 17%. As of December 31, 2003 approximately 88% of our annualized lease revenue is derived from national tenants.

     We expect to continue to grow our asset base primarily through the development of new retail properties that are pre-leased on a long-term basis to national tenants. Since our initial public offering in 1994, we have developed 27 properties, one of which we sold in 2003. We developed 31 of our 37 freestanding properties and all 13 of our community shopping centers. We focus on development because we believe it generally provides us a higher return on investment than the acquisition of similarly located properties. We expect to continue to expand our tenant relationships and diversify our tenant base to include other quality national tenants.

Growth Strategy

     Our growth strategy is to continue to develop retail properties pre-leased on a long-term basis to national tenants. We believe that a development strategy combined with substantial pre-leasing will produce superior risk adjusted returns. To effect this strategy, we first identify a land parcel that we believe is an attractive retail location for one of our tenant relationships. The location must be in a concentrated retail corridor, have high traffic counts, good visibility and demographics compatible with the needs of the particular retail tenant. Then we propose to that tenant that we execute a long-term net lease for the finished development on that site.

     Once the lease is executed, we close on the land and pursue all the necessary approvals to begin development. We direct all aspects of the development, including construction, design, leasing and management. Property management and the majority of the leasing activities are handled directly by our personnel. We believe that this hands-on approach to development and property management enhances our ability to maximize the long-term value of our properties.

Financing Strategy

     The majority of our indebtedness is fixed rate, non-recourse and long-term in nature. Whenever possible, we use long-term financing for our properties to match the underlying long-term leases. As of December 31, 2003, the average weighted maturity of our long- term debt was 16.4 years. We intend to limit our floating rate debt to borrowings under our credit facilities, which are primarily used to finance new development and acquisitions. Once development of a project is completed, we typically refinance this floating rate debt with long-term, fixed rate, non-recourse debt. We intend to maintain a ratio of total indebtedness (including construction and acquisition financing) to market capitalization of 65% or less.

     We may from time to time re-evaluate our borrowing policies in light of the then current economic conditions, relative costs of debt and equity, capital, market value of properties, growth and acquisition opportunities and other factors. There is no contractual limit on our ratio of total indebtedness to total market capitalization, and accordingly, we may modify our borrowing policy and may increase or decrease our ratio of debt to market capitalization without stockholder approval.

Property Management

     We maintain an active leasing and capital improvement program that, combined with the quality and locations of our properties, has made our properties attractive to tenants. We intend to continue to hold our properties for long-term investment and accordingly, place a strong emphasis on quality construction and an on-going program of regular maintenance. Our properties are designed to require minimal capital improvements other than renovations or expansions paid for by tenants. At our 13 community shopping centers properties, we sub-contract on-site functions such as maintenance, landscaping, snow removal, sweeping, plumbing and electrical and, to the extent permitted by the respective leases, our cost of these functions is reimbursed by our tenants. Personnel from our corporate headquarters conduct regular inspections of each property and maintain regular contact with major tenants.

     We have a management information system designed to provide management with the operating data necessary to make informed business decisions on a timely basis. This computer system provides us immediate access to store availability, lease data, tenants’ sales history, cash flow budgets and forecasts, and enables us to maximize cash flow from operations and closely monitor corporate expenses.

Agree Limited Partnership

     Our assets are held by, and all of our operations are conducted through, Agree Limited Partnership (Operating Partnership), of which we are the sole general partner and held a 90.52% interest as of December 31, 2003. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership.

Recent Developments

     During 2003 we completed the development of two (2) freestanding net leased properties that added 17,986 square feet of gross leasable area to our operating portfolio and cost approximately $4.5 million. The properties are leased to Walgreen Co. and Citizens Bank.

     During 2003 we acquired a freestanding net leased property that added 11,180 square feet of gross leasable area to our operating portfolio and cost approximately $3.7 million. The property is located in Canton Township, Michigan and is leased to Rite Aid of Michigan, Inc.

     During 2003, we also acquired the interest of our joint venture partner in two (2) Joint Venture Properties and now own 100% of the properties. The properties are located in Ann Arbor, Michigan and Tulsa, Oklahoma. The cost to acquire the Ann Arbor interest was approximately $7.7 million and was financed with a fixed rate self- amortizing mortgage at a rate of 6.50%. The cost to acquire the Tulsa interest was approximately $4.8 million and was funded using our credit facility.

     During 2003 we sold a community shopping center located in Winter Garden, Florida. We developed the 233,512 square foot Kmart anchored shopping center in 1988. The property was sold to a private investor for approximately $8.5 million.

     Our headquarters are located at 31850 Northwestern Highway, Farmington Hills, MI 48334 and our telephone number is (248) 737-4190. Our web site address is www.agreerealty.com. Agree Realty Corporation’s SEC filings can be accessed through this site.

Risk Factors

     General

     We rely on a few major tenants. As of December 31, 2004, we derived approximately 67% of our annualized base rent from three major tenants, Borders, Kmart and Walgreen. In the event of a default by any of these tenants under their leases, we may experience delays in enforcing our rights as lessor and may incur substantial costs in protecting our investment. The bankruptcy or insolvency of any of the major tenants would be likely to have a material adverse effect on the properties affected and the income produced by those properties and correspondingly our ability to make distributions.

     In the event that certain tenants cease to occupy a property, although under most circumstances such a tenant would remain liable for its lease payments, such an action may result in certain other tenants having the right to terminate their leases at the affected property, which could adversely affect the future income from that property. As of December 31, 2003, 13 of our properties had tenants with those provisions in their leases.

     We could be adversely affected by a tenant’s bankruptcy. If a tenant becomes bankrupt or insolvent, that could diminish the income we expect from that tenant’s leases. We may not be able to evict a tenant solely because of its bankruptcy. On the other hand, a bankruptcy court might authorize the tenant to terminate its leases with us. If that happens, our claim against the bankruptcy tenant for unpaid future rent would be subject to statutory limitations that might be substantially less than the remaining rent owed under the leases. In addition, any claim we have for unpaid past rent would likely not be paid in full. One of our major tenants, Kmart, recently emerged from bankruptcy. As part of their plan of reorganization, Kmart terminated one of our leases and modified one other lease. We cannot predict what effect a future Kmart bankruptcy or the bankruptcy of any other major tenant will have on us. A failure by Kmart to successfully implement its reorganization plan or to continue as a going concern could result in Kmart’s inability to maintain its lease payments to us or to attempt to renegotiate or terminate leases.

     Risks involved in single tenant leases. We focus our development activities on net leased real estate or interests therein. Because our properties are generally leased to single tenants, the financial failure of or other default by a tenant resulting in the termination of a lease is likely to cause a significant reduction in our operating cash flow and might decrease the value of the property leased to such tenant.

     Risks associated with borrowing, including loss of properties in the event of a foreclosure. At December 31, 2003, our ratio of indebtedness to market capitalization was approximately 30%. Certain of our properties may have a ratio of long-term debt to tangible asset value exceeding 50%. The use of leverage presents an additional element of risk in the event that (1) the cash flow from lease payments on our properties is insufficient to meet debt obligations, (2) we are unable to refinance our debt obligations as necessary or on as favorable terms or (3) there is an increase in interest rates. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the property could be foreclosed upon with a consequent loss of income and asset value to Agree. Under the “cross-default” provisions contained in mortgages encumbering some of our properties, a default by Agree under its mortgage with a lender would result in a default by Agree under mortgages held by the same lender on other properties.

     Risks associated with our development and acquisition activities. We intend to continue development of new properties and to consider possible acquisitions of existing properties. New project development is subject to a number of risks, including risks of construction delays or cost overruns that may increase project costs, risks that the properties will not achieve anticipated occupancy levels or sustain anticipated rent levels, and new project commencement risks such as receipt of zoning, occupancy and other required governmental permits and authorizations and the incurrence of development costs in connection with projects that are not pursued to completion. In addition, we anticipate that our new development will be financed under lines of credit or other forms of construction financing that will result in a risk that permanent financing on newly developed projects might not be available or would be available only on disadvantageous terms. In addition, the fact that we must distribute 90% of our taxable income in order to maintain our qualification as a REIT will limit our ability to rely upon income from operations or cash flow from operations to finance new development or acquisitions. As a result, if permanent debt or equity financing was not available on acceptable terms to refinance new development or acquisitions undertaken without permanent financing, further development activities or acquisitions might be curtailed or cash available for distribution might be adversely affected. Acquisitions entail risks that investments will fail to perform in accordance with expectations and that judgments with respect to the costs of improvements to bring an acquired property up to standards established for the market position intended for that property will prove inaccurate, as well as general investment risks associated with any new real estate investment.

     Our portfolio has limited geographic diversification. Our properties are located primarily in the Midwestern United States and Florida. The concentration of our properties in a limited number of geographic regions creates the risk that, should these regions experience an economic downturn, our operations may be adversely affected. For example, 26 of our properties are located in Michigan. Should Michigan experience an economic downturn, our operations and our rentals from our Michigan properties could be adversely affected.

     Dependence on key personnel. We are dependent on the efforts of our executive officers and directors. The loss of one or more of our executive officers or directors would likely have a material adverse effect on our future development or acquisition operations, which could adversely affect the market price of our common stock. We do not presently have key-man life insurance for any of our employees.

     We are not limited by our organization documents as to the amount of debt we may incur. We intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to market capitalization of 65% or less. Nevertheless, we may operate with debt levels which are in excess of 65% of market capitalization for extended periods of time. Our organization documents contain no limitation on the amount or percentage of indebtedness which we may incur. Therefore, our board of directors, without a vote of the stockholders, could alter the general policy on borrowings at any time. If our debt capitalization policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our operating cash flow and our ability to make expected distributions to stockholders, and could result in an increased risk of default on our obligations.

     We can change our investment and financing policies without stockholder approval. Our investment and financing policies, and our policies with respect to certain other activities, including our growth, debt capitalization, distributions, REIT status and investment and operating policies, are determined by our Board of Directors. Although we have no present intention to do so, these policies may be amended or revised from time to time at the discretion of our Board of Directors without a vote of our stockholders.

     Competition. We face competition in seeking properties for acquisition and tenants who will lease space in these properties from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs, many of which have greater financial and other resources than we do. There can be no assurance that the Company will be able to successfully compete with such entities in its development, acquisition and leasing activities in the future.

     Uncertainties relating to lease renewals and re-letting of space. We are subject to the risks that, upon expiration of leases for space located in our properties, the premises may not be re-let or the terms of re-letting (including the cost of concessions to tenants) may be less favorable than current lease terms. If we are unable to re-let promptly all or a substantial portion of our retailers or if the rental rates upon such re-letting were significantly lower than expected rates, our net income and ability to make expected distributions to shareholders would be adversely affected. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases.

     We must obtain new financing in order to grow. As a REIT, we are required to distribute at least 90% of our net income to stockholders in the form of dividends. This means we are limited in our ability to use internal capital to acquire properties and must continually raise new capital in order to continue to grow and diversify our real estate portfolio. Our ability to raise new capital depends in part on factors beyond our control, including conditions in equity and credit markets, conditions in the retail industry and the performance of REITs generally. We continually consider and evaluate a variety of potential transactions to raise additional capital, but we cannot assure that attractive alternatives will always be available to us, nor that our common share price will increase or remain at a level that will permit us to continue to raise equity capital privately or publicly.

     Risks Associated With Investment In Real Estate

     There are risks associated with owning and leasing real estate. Although our lease terms obligate the tenants to bear substantially all of the costs of operating our properties, investing in real estate involves a number of risks, including:

•	The risk that tenants will not perform under their leases, reducing our income from the leases or requiring us to assume the cost of performing obligations (such as taxes, insurance and maintenance) that are the tenant’s responsibility under the lease.

•	The risk that changes in economic conditions or real estate markets may adversely affect the value of our properties.

•	The risk that local conditions (such as oversupply of similar properties) could adversely affect the value of our properties.

•	The risk that we may not always be able to lease properties at favorable rates.

•	The risk that we may not always be able to sell a property when we desire to do so at a favorable price.

•	The risk of changes in tax, zoning or other laws could make properties less attractive or less profitable.

If a tenant fails to perform on its lease covenants, that would not excuse us from meeting any mortgage debt obligation secured by the property and could require us to fund reserves in favor of our mortgage lenders, thereby reducing funds available for payment of dividends on our shares of common stock. We cannot be assured that tenants will elect to renew their leases when the terms expire. If a tenant does not renew its lease or if a tenant defaults on its lease obligations, there is no assurance we could obtain a substitute tenant on acceptable terms. If we cannot obtain another tenant with comparable structural needs, we may be required to modify the property for a different use, which may involve a significant capital expenditure and a delay in re-leasing the property.

     Some potential losses are not covered by insurance. Our leases require the tenants to carry comprehensive liability, casualty, workers’ compensation, extended coverage and rental loss insurance on our properties. We believe the required coverage is of the type, and amount, customarily obtained by an owner of similar properties. We believe all of our properties are adequately insured. However, there are some types of losses, such as terrorist acts or catastrophic acts of nature, for which we or our tenants cannot obtain insurance at an acceptable cost. If there is an uninsured loss or a loss in excess of insurance limits, we could lose both the revenues generated by the affected property and the capital we have invested in the property. We would, however, remain obligated to repay any mortgage indebtedness or other obligations related to the property.

     Potential liability for environmental contamination could result in substantial costs. Under federal, state and local environmental laws, we may be required to investigate and clean up any release of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or actual responsibility, simply because of our current or past ownership of the real estate. If unidentified environmental problems arise, we may have to make substantial payments, which could adversely affect our cash flow and our ability to make distributions to our stockholders. This potential liability results from the fact that:

•	As owner we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination.

•	The law may impose clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination.

•	Even if more than one person is responsible for the contamination, each person who shares legal liability under environmental laws may be held responsible for all of the clean-up costs.

•	Governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs.

These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous substances or petroleum products or the failure to properly remediate contamination may adversely affect our ability to borrow against, sell or lease an affected property. In addition, some environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination.

     Our leases require our tenants to operate the properties in compliance with environmental laws and to indemnify us against environmental liability arising from the operation of the properties. We believe all of our properties are in material compliance with environmental laws. However, we could be subject to strict liability under environmental laws because we own the properties. There is also a risk that tenants may not satisfy their environmental compliance and indemnification obligations under the leases. Any of these events could substantially increase our cost of operations, require us to fund environmental indemnities in favor of our secured lenders and reduce our ability to service our secured debt and pay dividends to stockholders and any debt security interest payments. Environmental problems at any properties could also put us in default under loans secured by those properties, as well as loans secured by unaffected properties.

     Tax Risks

     We will be subject to increased taxation if we fail to qualify as a REIT for federal income tax purposes. A REIT generally is not taxed at the corporate level on income it distributes to its stockholders, as long as it distributes annually at lease 90% of its taxable income to its stockholders. We have not requested and do not plan to request, a ruling from the Internal Revenue Service that we qualify as a REIT.

     If we fail to qualify as a REIT we will face tax consequences that will substantially reduce the funds available for payment of dividends:

•	We would not be allowed a deduction for dividends paid to shareholders in computing our taxable income and would be subject to federal income tax at regular corporate rates.

•	We could be subject to the federal alternative minimum tax and possibly increased state and local taxes.

•	Unless we are entitled to relief under statutory provisions, we could not elect to be treated as a REIT for four taxable years following the year in which we were disqualified.

In addition, if we fail to qualify as a REIT, we will no longer be required to pay dividends (other than any mandatory dividends on any preferred shares we may offer). As a result of these factors, our failure to qualify as a REIT could adversely effect the market price for our common stock.

     Excessive non-real estate asset values may jeopardize our REIT status. In order to qualify as a REIT, at least 75% of the value of our assets must consist of investments in real estate, investments in other REITs, cash and cash equivalents, and government securities. Therefore, the value of any property that is not considered a real estate asset for federal income tax purposes must represent in the aggregate less than 25% of our total assets. In addition, under federal income tax law, we may not own securities in any one company (other than a REIT, a qualified REIT subsidiary or a taxable REIT subsidiary) which represent in excess of 10% of the voting securities or 10% of the value of all securities of any one company, or which have, in the aggregate, a value in excess of 5% of our total assets, and we may not own securities of one or more taxable REIT subsidiaries which have, in the aggregate, a value in excess of 20% of our total assets. We may invest in securities of another REIT, and our investment may represent in excess of 10% of the voting securities or 10% of the value of the securities of the other REIT. If the other REIT were to lose its REIT status during a taxable year in which our investment represented in excess of 10% of the voting securities or 10% of the value of the securities of the other REIT as of the close of a calendar quarter, we will lose our REIT status.

     The 25%, 20%, 10% and 5% tests are determined at the end of each calendar quarter. If we fail to meet any such test at the end of any calendar quarter, we will cease to qualify as a REIT.

     We may have to borrow funds or sell assets to meet our distribution requirements. Subject to some adjustments that are unique to REITs, a REIT generally must distribute 90% of its taxable income. For the purpose of determining taxable income, we may be required to accrue interest, rent and other items treated as earned for tax purposes but that we have not yet received. In addition, we may be required not to accrue as expenses for tax purposes some items which actually have been paid or some of our deductions might be disallowed by the Internal Revenue Service. As a result, we could have taxable income in excess of cash available for distribution. If this occurs, we may have to borrow funds or liquidate some of our assets in order to meet the distribution requirement applicable to a REIT.

     We may be subject to other tax liabilities. Even if we qualify as a REIT, we may be subject to some federal, state and local taxes on our income and property that could reduce operating cash flow.

     Changes in tax laws may prevent us from qualifying as a REIT. As we have previously described, we intend to qualify as a REIT for federal income tax purposes. However, this intended qualification is based on the tax laws that are currently in effect. We are unable to predict any future changes in the tax laws that would adversely affect our status as a REIT. If there is a change in the tax laws that prevents us from qualifying as a REIT or that requires REITs generally to pay corporate level income taxes, we may not be able to make the same level of distributions to our stockholders.

Major Tenants

     As of December 31, 2003, approximately 67% of our gross leasable area, including the Joint Venture Properties, was leased to Borders, Kmart and Walgreen and approximately 67% of total annualized base rents was attributable to these tenants. At December 31, 2003, Borders occupied approximately 28% of our gross leasable area, including the joint venture properties, and accounted for approximately 33% of the annualized base rent. At December 31, 2003, Walgreen Co. occupied approximately 5% of our gross leasable area, including the joint venture properties, and accounted for approximately 17% of the annualized base rent. At December 31, 2003, Kmart Corporation occupied approximately 33% of our gross leasable area, including the joint venture properties, and accounted for approximately 17% of the annualized base rent. No other tenant accounted for more than 10% of gross leasable area or annualized base rent in 2003. The loss of any of these anchor tenants or the inability of any of them to pay rent would have an adverse effect on our business.

Tax Status

     We have operated and intend to operate in a manner to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain qualification as a REIT, we must, among other things, distribute at least 90% of our real estate investment trust income and meet certain other asset and income tests. Additionally, our charter limits ownership of the Company, directly or constructively, by any single person to 9.8% of the total number of outstanding shares, subject to certain exceptions. As a REIT, we are not subject to federal income tax with respect to that portion of its income that meets certain criteria and is distributed annually to the stockholders.

Competition

     We face competition in seeking properties for acquisition and tenants who will lease space in these properties from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs, many of which have greater financial and other resources than us. There can be no assurance that we will be able to successfully compete with such entities in our development, acquisition and leasing activities in the future.

Potential Environmental Risks

     Investments in real property create a potential for environmental liability on the part of the owner or operator of such real property. If hazardous substances are discovered on or emanating from a property, the owner or operator of the property may be held strictly liable for all costs and liabilities relating to such hazardous substances. We have obtained a Phase I environmental study (which involves inspection without soil sampling or ground water analysis) conducted on each Property by independent environmental consultants. Furthermore, we have adopted a policy of conducting a Phase I environmental study on each property we acquire and if necessary conducting additional investigation as warranted.

     We conducted Phase I environmental studies on the two properties we developed and the one property we acquired in 2003. The results of these Phase I studies required the Company to perform a Limited Phase II environmental site assessment on 2 of the properties (which involves soil sampling or ground water analysis). The results of the Phase II environmental study conducted on the properties indicated that no further action was required. In addition, we have no knowledge of any hazardous substances existing on any of its properties in violation of any applicable laws; however, no assurance can be given that such substances are not located on any of the properties. We carry no insurance coverage for the types of environmental risks described above.

     We believe that we are in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Furthermore, we have not been notified by any governmental authority of any noncompliance, liability or other claim in connection with any of the properties.

Employees

     As of February 29, 2004, we employed eight persons. Employee responsibilities include accounting, construction, leasing, property coordination and administrative functions for the properties. Our employees are not covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory.

Financial Information About Industry Segments

     We are in the business of development, acquisition and management of freestanding net leased properties and community shopping centers. We consider our activities to consist of a single industry segment. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information required in Item 1.

Item 2. PROPERTIES

     Our properties consist of 37 freestanding net leased properties and 13 community shopping centers, that as of December 31, 2003 were 97% leased, with a weighted average lease term of 11.9 years. Approximately 88% of our base rental income was attributable to national retailers. Among these retailers are Borders, Walgreen and Kmart which, at December 31, 2003, collectively represented approximately 67% of our current base rental income. A majority of our properties were built for or are leased to national tenants who require a high quality location with strong retail characteristics. We developed 31 of our 37 freestanding properties and all 13 of our community shopping center properties. Five of our freestanding properties, although not built by us, were acquired as part of our relationship with Borders. Properties we have developed (including our community shopping centers) account for 89.3% of our contractual rent for 2004. Our 37 freestanding properties are comprised of 36 retail locations and Borders’ corporate headquarters.

     A substantial portion of our income consists of rent received under net leases. Most of the leases provide for the payment of fixed base rentals monthly in advance and for the payment by tenants of a pro rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping center as well as payment to us of a percentage of the tenant’s sales. We received percentage rents of $185,620, $247,994 and $413,058 for the fiscal years 2003, 2002 and 2001, respectively, and these amounts represented 0.7%, 1.0% and 1.8%, respectively, of our total revenue for these periods. Included in those amounts were percentage rents from Kmart of $106,282, $162,419 and $235,894 for fiscal years 2003, 2002 and 2001, respectively. Leases with Borders do not contain percentage rent provisions. Leases with Walgreen do contain percentage rent provisions; however no percentage rent was received from Walgreen during these periods. Some of our leases require us to make roof and structural repairs, as needed.

Major Tenants

     The following table sets forth certain information with respect to our major tenants:

		Annualized Base	Percent of Total
	Number	Rent as of	Annualized Base Rent as
	of Leases	December 31, 2003	of December 31, 2003

Borders	18	$8,407,559 (1)	33%
Walgreen	12	4,455,806	17
Kmart	14	4,428,587	17

Total	44	$17,291,952	67%

(1)	Includes our percentage of base rent for each of the Joint Venture Properties

     Borders Group, Inc., (Borders), is a FORTUNE 500 company that trades on the New York Stock Exchange under the symbol “BGP”. Borders, is a leading global retailer of books, music, movies and other information and entertainment items. Headquartered in Ann Arbor, Michigan, Borders operates over 445 Borders Books and Music stores in the United States, as well as 37 international Borders stores, approximately 750 Waldenbooks locations and 36 Great Britain based Books etc. stores. BGI employs more than 32,000 people worldwide. We derived approximately 33% of our base rental income for the year ended December 31, 2003 from, and approximately 39% of our future minimum rentals are attributable to Borders. Borders has reported that its annual revenues for its 2002 fiscal year ended January 26, 2003 were $3,513,000,000 and its annual net income for 2002 was $111,700,000 and that it had total stockholders’ equity of $1,030,600,000. Borders posted revenues of approximately $3.4 billion in fiscal 2002.

     Walgreen is a leader of the U.S. chain drugstore industry and trades on the New York Stock Exchange under the symbol “WAG”. It operates over 4,290 stores in 44 states and Puerto Rico and has total assets of approximately $11.4 billion as of August 31, 2003. As of January 22, 2004, Walgreen had a Standard and Poor’s rating of A+ and a Moody’s rating of Aa3. We derived approximately 17% of our base rental income for the year ended December 31, 2003 from, and approximately 26% of our future minimum rentals are attributable to Walgreen. For the fiscal year ended August 31, 2003, Walgreen reported that its annual net sales were $32,505,000,000 and its annual net income was $1,175,700,000 and that it had shareholders’ equity of $7,195,700,000.

     We have fourteen leases with Kmart, a retailer that operates over 1,500 stores following its emergence from bankruptcy proceedings in May 2003 and trades on the NASDAQ under the symbol “KMRT”. Kmart’s principal business is general merchandise retailing through a chain of department stores. We derived approximately 17% of our base rental income for the year ended December 31, 2003 from, and approximately 15% of our future minimum rentals are attributable to, Kmart. In connection with its emergence from bankruptcy proceedings, Kmart was relieved of $7,969,000,000 of liabilities. As of October 29, 2003 Kmart had total liabilities of $4,410,000,000 and shareholders equity of $1,707,000,000. All of our Kmart properties are in the “Big K” format and these Kmart properties average 85,000 square feet per property.

     In May 2003 Kmart emerged from the bankruptcy proceeding which it had initiated in January 2002. Pursuant to the confirmed plan of reorganization, Kmart closed approximately 600 of its stores, including one of which was located on our property in Lakeland, Florida. Kmart vacated the premises in Lakeland, Florida in April 2003 and we are actively marketing the space formerly occupied by Kmart. Our annual rent from this property was approximately $480,000 and Kmart’s annual contribution under the lease for real estate taxes, insurance and common area maintenance was approximately $110,000. Certain tenants in the Lakeland, Florida community shopping center have co-tenancy clauses in their leases which provide either for modification of their rent to be based on gross sales or an option to terminate their lease when the Kmart store closed, if we are unable to obtain a replacement anchor tenant. As of February 29, 2004, none of these tenants have indicated that they will exercise their option to terminate their leases with us. We believe it will take between 9 and 15 months to re-let the Kmart location. In connection with the re-letting the Kmart location, we may have to agree to make capital expenditures with respect to the property. In addition, we have agreed to a rent reduction of $150,000 per year under a Kmart lease for a store in Perrysburg, Ohio. The rent reduction is for a 5-year period.

     The financial information set forth above with respect to Borders, Walgreen and Kmart was derived from the annual reports on Form 10-K filed by Borders and Walgreen with the SEC with respect to their 2002 and 2003 fiscal years and the quarterly report on form 10-Q filed by Kmart with the SEC with respect to the third quarter of 2003. Additional information regarding Borders, Kmart or Walgreen may be found in their respective public filings. These filings can be accessed at www.sec.gov.

Location of Properties in the Portfolio

			Total Gross	Percent of
	Number of		Leasable Area	GLA Leased on
State	Properties		(Sq. feet)	December 31, 2003

California	1		38,015	100%
Florida	4	(1)	258,793	68
Indiana	1		15,844	100
Illinois	1		20,000	100
Kansas	2		45,000	100
Kentucky	1		135,009	100
Maryland	2		53,000	100
Michigan	26	(1)	2,106,032	99
Nebraska	2		55,000	100
Ohio	2		108,543	100
Oklahoma	4		99,282	100
Pennsylvania	1		37,004	100
Wisconsin	3		523,036	99

Total/Average	50		3,494,558	97%

(1)	Includes two (2) joint venture properties in which we own interests of 11% and 12% respectively.

Lease Expirations

     The following table shows lease expirations for the next 10 years for our freestanding properties and community shopping centers, assuming that none of the tenants exercise renewal options.

		December 31, 2003

		Gross Leasable Area		Annualized Base Rent
	Number
Expiration	of Leases	Square	Percent		Percent
Year	Expiring	Footage	of Total	Amount	of Total

2004	12	40,259	1.15%	$194,904	.76%
2005	21	155,367	4.45	888,599	3.47
2006	35	167,724	4.80	1,386,099	5.41
2007	12	63,330	1.81	431,097	1.68
2008	23	383,138	10.96	1,441,445	5.62
2009	6	152,390	4.36	621,281	2.42
2010	7	213,135	6.10	1,243,929	4.85
2011	6	178,903	5.12	1,116,688	4.36
2012	—	—	—	—	—
2013	1	51,868	1.49	492,746	1.92

Total	123	1,406,114	40.24%	$7,816,788	30.49%

(1)	For purposes of this table we have assumed that Borders will enter into a 15 to 20 year lease upon the expiration of each of its leases on our two joint venture properties

     We have made preliminary contact with the tenants whose leases expire in 2004. Six (6) tenants, at their option have the right to extend their lease term; four (4) tenants’ leases expire in 2004 and we expect to negotiate lease extensions; one (1) tenant has a month to month lease arrangement; and one (1) tenant has elected to terminate its lease. Of the 19 leases that expired in 2003, sixteen (16) tenants extended their lease term; one (1) tenant elected not to extend their lease; and two tenants elected a month to month option.

     Leases on the two Joint Venture Properties are for an initial term through June 20, 2004. At the time that a refinancing of these properties is consummated, Borders is required to enter into a net lease at a fixed lease rate for a term of 15 to 20 years.

Annualized Base Rent of our Properties

     The following is a breakdown of base rents in place at December 31, 2003 for each type of retail tenant:

		Percent of
	Annualized	Annualized
Type of Tenant	Base Rent (1)	Base Rent

National (2)	$22,605,413	88%
Regional (3)	1,985,713	8
Local	1,043,309	4

Total	$25,634,435	100%

(1)  Includes our share of annualized base rent for each of the joint venture properties.

(2)  Includes the following national tenants: Borders, Walgreen, Kmart, Wal-Mart, Fashion Bug, Winn Dixie, Rite Aid, JC Penney, Avco Financial, GNC Group, Radio Shack, Sam Goody, Super Value, Maurices, Payless Shoes, Blockbuster Video, Family Dollar, H&R Block, Sally Beauty, Jo Ann Fabrics, Staples, Best Buy, Dollar Tree, TGI Friday’s, Circuit City and Pier 1 Imports.

(3)  Includes the following regional tenants: Roundy’s Foods, Dunham’s Sports, Christopher Banks and Hollywood Video.

Freestanding Properties

     Thirty-seven (37) of our Properties are freestanding properties which at December 31, 2003 were leased to Borders (18), Circuit City Stores (1), Citizens Bank (1), Kmart (3), Rite Aid (1), Walgreen (12) and Wal-Mart (1). Our freestanding properties provided $15,423,693, or approximately 60% of our total annualized base rent as of December 31, 2003, at an average base rent per square foot of $11.85. These properties contain, in the aggregate, 1,301,753 square feet of gross leasable area or approximately 37% of our total gross leasable area. Our freestanding properties tend to have high traffic counts, are generally located in densely populated areas and are leased to a single tenant on a long term basis. Thirty-one (31) of our 37 freestanding properties were developed by us. Five (5) of our 37 freestanding properties, although not developed by us, were acquired as part of our relationship with Borders. Our freestanding properties have a weighted average lease term of 14.9 years.

     Our freestanding properties range in size from 4,426 to 458,729 square feet of gross leasable area and are located in the following states: California (1), Florida (3), Indiana (1), Kansas (2), Maryland (2), Michigan (19), Nebraska (2), Ohio (2), Oklahoma (4) and Pennsylvania (1). Included in our freestanding properties are two joint venture properties in which the Company owns interests of 11% and 12% respectively. The location and general occupancy information with respect to our freestanding properties are set forth in the following table:

Freestanding Properties (1)

	Year
	Completed/		Lease expiration (3)
Tenant/Location	Expanded	Total GLA	(Option expiration)

Borders, (2) Aventura, FL	1996	30,000	Jan 31, 2016 (2036)
Borders, Columbus, OH	1996	21,000	Jan 23, 2016 (2036)
Borders, Monroeville, PA	1996	37,004	Nov 8, 2016 (2036)
Borders, Norman, OK	1996	24,641	Sep 20, 2016 (2036)
Borders, Omaha, NE	1995	30,000	Nov 3, 2015 (2035)

	Year
	Completed/		Lease expiration (3)
Tenant/Location	Expanded	Total GLA	(Option expiration)

Borders, Santa Barbara, CA	1995	38,015	Nov 17, 2015 (2035)
Borders, Wichita, KS	1995	25,000	Nov 10, 2015 (2035)
Borders, (2) Lawrence, KS	1997	20,000	Oct 16, 2022 (2042)
Borders, Tulsa, OK	1998	25,000	Sep 30, 2018 (2038)
Borders, Oklahoma City, OK	2002	24,641	Jan 31, 2018 (2038)
Borders, Omaha, NE	2002	25,000	Jan 31, 2018 (2038)
Borders, Indianapolis, IN	2002	15,844	Nov 17, 2017 (2037)
Borders, Columbia, MD	1999	28,000	Jan 31, 2018 (2038)
Borders, Germantown, MD	2000	25,000	Jan 31, 2018 (2038)
Borders, Ann Arbor, MI	1996/1998	458,729	Jan 29, 2023 (2043)
Borders, Tulsa, OK	1996	25,000	Sep 30, 2018 (2038)
Citizens Bank, Flint, MI	2003	4,426	July 14, 2023
Circuit City Stores Boynton Beach, FL	1996	32,459	Dec 15, 2016 (2036)
Kmart, Grayling, MI	1984	52,320	Sep 30, 2009 (2059)
Kmart, Oscoda, MI	1984/1990	90,470	Sep 30, 2009 (2059)
Kmart, Perrysburg, OH	1983/1997	87,543	Oct 31, 2008 (2058)
Rite Aid, Canton Twp, MI	2003	11,180	Oct 31, 2019 (2049)
Sam’s Club, Roseville, MI	2002	(4)	Aug 4, 2022 (2082)
Walgreen, Waterford, MI	1997	13,905	Feb 28, 2018 (2058)
Walgreen, Chesterfield, MI	1998	13,686	July 31, 2018 (2058)
Walgreen, Pontiac, MI	1998	13,905	Oct 31, 2018 (2058)
Walgreen, Grand Blanc, MI	1998	13,905	Feb 28, 2019 (2059

Freestanding Properties
(continued)

	Year		Lease expiration (3)
Tenant/Location	Completed	Total GLA	(Option expiration)

Walgreen, Rochester, MI	1998	13,905	June 30, 2019 (2059)
Walgreen, Ypsilanti, MI	1999	15,120	Dec 31, 2019 (2059)
Walgreen (2), Petoskey, MI	2000	13,905	Apr 30, 2020 (2060)
Walgreen, Flint, MI	2000	14,490	Dec 31, 2020 (2060)
Walgreen, Flint, MI	2001	15,120	Feb 28, 2021 (2061)
Walgreen, N Baltimore, MI	2001	14,490	Aug 31, 2021 (2061)
Walgreen, Flint, MI	2002	14,490	Apr 30, 2027 (2077)
Walgreen, Big Rapids, MI	2002	13,560	Apr 30, 2028 (2078)

Total		788,858

(1)  Does not include the two joint venture properties

(2)  These properties are subject to long-term ground leases where a third party owns the underlying land and has leased the land to us to construct or operate freestanding properties. We pay rent for the use of the land and we are generally responsible for all costs and expenses associated with the building and improvements. At the end of the lease terms, as extended (Aventura, FL 2036, Lawrence, KS 2027 and Petoskey, MI 2049), the land together with all improvements revert to the land owner. We have an option to purchase the Lawrence property during the period October 1, 2006 to September 30, 2016 and to purchase the Petoskey property after August 7, 2019.

(3)  At the expiration of a tenant’s initial lease term, each tenant has an option, subject to certain requirements, to extend its lease for an additional period of time.

(4)  This 12.68 acre property is leased from us by Wal-Mart pursuant to a ground lease.

Joint Venture Properties

     During 1996, seven free-standing properties which we leased to Borders, including Borders’ current corporate headquarters, its former headquarters building and properties operated as Borders Books and Music were developed or acquired directly by seven limited liability companies which we identify as joint ventures, but which are accounted for by us as partnerships. We have acquired the entire interest of our joint venture partner in five of the joint venture properties and have entered into a long-term lease with Borders for each property. The acquired properties are located in Oklahoma City, Oklahoma, Omaha, Nebraska, Indianapolis, Indiana, Ann Arbor, Michigan and Tulsa Oklahoma. The remaining two properties are owned by separate limited liability companies that are each owned jointly by us and an affiliate of Borders. Our economic interest in the joint ventures are 11% and 12% respectively. The financing for the development of the joint venture properties was provided through a financing facility established by Borders and its affiliates (Borders Financing Facility).

     The leases on the two properties between Borders and each of the joint ventures has a term expiring June 20, 2004, unless the Borders Financing Facility is extended or earlier terminated. At any time during the term of the lease, Borders has the right to cause the refinancing of the properties, provided that, prior to any refinancing, we may elect to provide alternative financing for the properties. If we elect to provide alternative financing and are subsequently unable to obtain the requisite financing, Borders may purchase the properties. Upon a refinancing by Borders or our providing alternative financing, we will acquire the interest of the Borders’ affiliate in the joint ventures, and Borders will enter into a new lease with us providing for a term of 15 or 20 years, with four five-year extension options.

     Our investment in the two joint venture properties currently yields approximately $388,000 annualized base rent. Under certain circumstances relating to refinancing of such assets, the rents paid pursuant to such leases are subject to adjustment. The following table provides additional information on the joint venture properties.

Joint Venture Properties

	The Company's
Tenant / Location	Interest	Total GLA	Lease Expirations

Borders, Inc. Ann Arbor, MI	11%	110,000	June 20, 2004
Borders, Inc. Boynton Beach, FL	12%	25,000	June 20, 2004

Total		135,000

Community Shopping Centers

Thirteen (13) of our properties are community shopping centers ranging in size from 20,000 to 241,458 square feet of gross leasable area. The centers are located in 5 states as follows: Florida (1), Illinois (1), Kentucky (1), Michigan (7), and Wisconsin (3). The location, general character and occupancy information with respect to the community shopping centers at December 31, 2003 are set forth below: The option to extend the lease beyond its initial term is only at the option of the tenant.

Summary of Community Shopping Centers at December 31, 2003

					(2)	(3)
		(4)	Gross	(1)	Average	Percent	Percent
	Year	Land	Leasable	Annualized	Base	Leased at	Occupied	Anchor Tenants
	Completed/	Area	Area	Base	Rent per	Dec 31,	at Dec 31,	(Lease expiration/
Property Location	Expanded	(acres)	(Sq. Ft.)	Rent	Sq. Ft.	2003	2003	Option period expiration)

Capital Plaza	1978/	11.58	135,009	$369,568	$2.66	100%	75%	Kmart (2008/2053)
Frankfort, KY	1991							Winn Dixie (2010/2035)
								Fashion Bug (2005/2025)
Charleviox Commons	1991	14.79	137,375	637,245	4.81	96%	70%	Kmart (2015/2065)
Charlevoix, MI								Roundy’s (2011/2031)
Chippewa Commons	1991	16.37	168,311	925,383	5.52	100%	100%	Kmart (2014/2064)
Chippewa Falls, WI								Roundy’s (2011/2031)
								Fashion Bug (2006/2021)
Iron Mountain Plaza	1991	21.20	176,352	868,418	5.06	97%	97%	Kmart (2015/2065)
Iron Mountain, MI								Roundy’s (2011/2031)
								Fashion Bug (2007/2022)
Ironwood Commons	1991	23.92	185,535	905,910	5.00	98%	98%	Kmart (2015/2065)
Ironwood, MI								Super Value (2011/2036)
								Fashion Bug (2004/2022)
Marshall Plaza	1990	10.74	119,279	648,831	5.44	100%	100%	Kmart (2015/2065)
Marshall, MI

Summary of Community Shopping Centers at December 31, 2003 - (continued)

					(2)	(3)
		(4)	Gross	(1)	Average	Percent	Percent
	Year	Land	Leasable	Annualized	Base	Leased at	Occupied	Anchor Tenants
	Completed/	Area	Area	Base	Rent per	Dec 31,	at Dec 31,	(Lease expiration/
Property Location	Expanded	(acres)	(Sq. Ft.)	Rent	Sq. Ft.	2003	2003	Option period expiration)

Mt Pleasant Shopping	1973/	24.51	241,458	$1,090,796	$4.52	100%	100%	Kmart (2008/2048)
Center	1997							J.C. Penney Co. (2005/2020)
Mt. Pleasant, MI								Staples, Inc. (2005/2025)
								Fashion Bug (2006/2026)
North Lakeland Plaza	1987	16.67	171,334	725,368	8.31	51%	51%	Best Buy (2013/2028)
Lakeland, FL
Petoskey Town Center	1990	22.08	174,870	1,022,776	5.98	98%	98%	Kmart (2015/2065)
Petoskey, MI								Roundy’s (2010/2030)
								Fashion Bug (2007/2022)
Plymouth Commons	1990	16.30	162,031	963,766	5.97	100%	100%	Kmart (2015/2065)
Plymouth, WI								Roundy’s (2010/2030)
								Fashion Bug (2004/2021)
Rapids Associates	1990	16.84	173,557	981,722	5.66	100%	100%	Kmart (2015/2065)
Big Rapids, MI								Roundy’s (2010/2030)
								Fashion Bug (2004/2021)
Shawano Plaza	1990	17.91	192,694	969,959	5.03	100%	100%	Kmart (2014/2064)
Shawano, WI								Roundy’s (2010/2030)
								J.C. Penney Co. (2005/2025)
								Fashion Bug (2004/2021)
West Frankfort Plaza	1982	1.45	20,000	131,000	6.55	100%	100%	Fashion Bug (2007)
West Frankfort, IL

Total/Average		214.36	2,057,805	$10,240,742	$5.24	97%	89%

(1)	Our total annualized base rents as of December 31, 2003

(2)	Calculated as total annualized base rents, divided by gross leasable area actually leased as of December 31, 2003

(3)	Roundy’s has sub-leased the space it leases at Iron Mountain Plaza (35,285 square feet, rented at a rate of $5.87 per square foot) and leases but does not occupy the 35,896 square feet it leases at Charlevoix Commons at a rate of $5.97 per square foot and leases but does not occupy the 44,478 square feet it leases at Rapids Associates at a rate of $6.00 per square foot. The Rapids Associates lease expires in 2010 and the Charlevoix and Iron Mountain leases expire in 2011 (assuming they are not extended by Roundy’s). Winn Dixie leases but does not currently occupy, the 33,617 square feet it leases at Capital Plaza. This lease expires in 2010 and is rented at a rate of $4.06 per square foot.

(4)	All community shopping centers except Capital Plaza (which is subject to a long-term ground lease expiring in 2053 from a third party) are wholly-owned by Agree Limited Partnership.

Item 3. LEGAL PROCEEDINGS

     We are not presently involved in any litigation nor, to our knowledge, is any litigation threatened against us, except for routine litigation arising in the ordinary course of business which is expected to be covered by our liability insurance.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 2003.

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol “ADC”. The following table sets forth the high and low sales prices of our common stock, as reported on the New York Stock Exchange Composite Tape, and the dividends declared per share of Common Stock by us for each calendar quarter in the last two fiscal years. Dividends were paid in the periods immediately subsequent to the periods in which such dividends were declared.

Market Information

			Dividends Per
	High	Low	Common Share

Quarter Ended
March 31, 2003	$20.44	$17.00	$0.480
June 30, 2003	$25.62	$19.35	$0.485
September 30, 2003	$24.98	$22.68	$0.485
December 31, 2003	$28.50	$24.41	$0.485
March 31, 2002	$18.97	$14.40	$0.46
June 30, 2002	$20.00	$17.41	$0.46
September 30, 2002	$19.98	$15.75	$0.46
December 31, 2002	$18.14	$16.20	$0.46

     At December 31, 2003, there were 6,434,345 shares of our common stock issued and outstanding which were held by approximately 220 stockholders of record. The stockholders of record do not reflect persons or entities who held their shares in nominee or “street” name.

     We intend to continue to declare quarterly dividends to our shareholders. However, our distributions are determined by our board of directors and will depend on a number of factors, including the amount of our funds from operations, the financial and other condition of our properties, our capital requirements, our annual distribution requirements under the provisions of the Code applicable to REITs and such other factors as our board of directors deems relevant.

     During the year ended December 31, 2003, we did not sell any unregistered securities, except the grant, under our 1994 Stock Incentive Plan (the Plan), of 36,814 shares of restricted stock to certain of our employees. The transfer restrictions on such shares lapse in equal annual installments over a five-year period from the date of the grant, but the holder thereof is entitled to receive dividends on all such shares from the date of the grant. On January 1, 2003 the Company redeemed 6,000 shares of restricted stock previously issued under the Plan.

Item 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial information for the Company on a historical basis and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Form 10-K. Certain amounts have been reclassified to conform to the current presentation of discontinued operations. The balance sheet for the periods ended December 31, 1999 through December 31, 2003 and operating data for each of the period presented were derived from the audited financial statements of the Company.

	(In thousands, except per share information)
	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2003	2002	2001	2000	1999

Total Revenue	$27,472	$24,409	$23,451	$22,555	$20,696

Expenses
Property expense (1)	4,464	4,043	3,645	3,579	3,311
General and administrative	2,275	2,012	1,757	1,557	1,425
Interest	5,684	6,196	6,720	7,045	5,771
Depreciation and amortization	4,082	3,712	3,623	3,472	3,221

Total Expenses	16,505	15,963	15,745	15,653	13,728

Operating Income	10,967	8,446	7,706	6,902	6,968
Early extinguishment of debt	(961)	—	—	—	—
Other Income (2)	438	673	913	522	69

Income before Minority Interest and discontinued operations	10,444	9,119	8,619	7,424	7,037
Minority Interest	1,183	1,199	1,140	987	941

Income before Discontinued Operations	9,261	7,920	7,479	6,437	6,096
Gain on sale of asset from discontinued operations	740	—	—	—	—
Income from discontinued operations	471	852	587	661	710

Net Income	$10,472	$8,772	$8,066	$7,098	$6,806

Earnings per Share (3)
Income before discontinued operations	$1.79	$1.80	$1.71	$1.46	$1.40
Discontinued operations	0.20	0.17	0.12	0.15	0.16

Earnings per share	$1.99	$1.97	$1.83	$1.61	$1.56

Cash dividends	$1.935	$1.840	$1.840	$1.840	$1.840

Weighted average of common shares outstanding	5,273	4,447	4,417	4,396	4,365

Balance Sheet Data
Real Estate (before accumulated depreciation)	$221,225	$210,986	$196,486	$191,048	$179,858
Total Assets	$191,686	$178,162	$167,511	$166,052	$158,196
Total debt, including accrued interest	$84,203	$115,534	$105,946	$104,407	$95,762
Number of Properties	50	48	47	45	42
Square Footage	3,495	3,699	3,556	3,526	3,468

(1)	Property expense includes real estate taxes, property maintenance, insurance, utilities and land lease expense.

(2)	Other income is composed of development fee income, gain on land sales, and equity in net income of unconsolidated entities.

(3)	Net income per share has been computed by dividing the net income by the weighted average number of shares of Common Stock outstanding. The per share amounts shown are presented in accordance with SFAS No. 128 “Earnings per Share”. The Company’s basic and diluted earnings per share are the same

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We were established to continue to operate and expand the retail property business of our predecessor. We commenced our operations in April 1994. Our assets are held by, and all operations are conducted through, Agree Limited Partnership (the Operating Partnership), of which Agree Realty Corporation is the sole general partner and held a 90.52% interest as of December 31, 2003. We are operating so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

     On August 4, 2003, we completed an offering of 1,700,000 shares of common stock at $23.50 per share; on August 12, 2003 the underwriters exercised their over allotment option for an additional 255,000 shares at the same per share price (collectively, the “2003 Offering”). The net proceeds from the 2003 Offering of approximately $43.2 million were used to repay amounts outstanding under our credit facility.

     We have fourteen (14) leases with Kmart Corporation. Eleven (11) of the Kmart stores are currently anchors in our community shopping centers and three (3) Kmart stores are freestanding net leased properties. The Kmart stores in our portfolio provided 17% of our annual base rent as of December 31, 2003. Four of the Kmart stores paid percentage rent in addition to their minimum rent during 2003. As of December 31, 2003, all of our Kmart stores were open and operating as Kmart discount stores.

     In May 2003 Kmart emerged from the bankruptcy proceeding which it had initiated in January 2002. Pursuant to the confirmed plan of reorganization, Kmart closed approximately 600 of its stores, including one located in our center in Lakeland, Florida. Kmart vacated the premises in Lakeland, Florida in April 2003, and we are actively marketing the space formerly occupied by Kmart. Kmart’s annual rent on this property was approximately $480,000 and their annual contribution under the lease for real estate taxes, insurance and common area maintenance was approximately $110,000. Certain tenants in the Lakeland, Florida community shopping center have co-tenancy clauses in their leases which provide either for modification of their rent to be based on gross sales or an option to terminate their lease when the Kmart store closed, and we are unable to obtain a replacement anchor tenant. As of February 29, 2004, none of these tenants has indicated that they will exercise their option to terminate their leases with us. We believe it will take between 12 and 18 months to re-let the Kmart location. In connection with the re-letting the Kmart location, we may have to agree to make capital expenditures with respect to the property. In addition, we have agreed to a rent reduction of $150,000 per year under a Kmart lease for a store in Perrysburg, Ohio. The rent reduction is for a 5-year period.

     During 2003 we sold a community shopping center that was located in Winter Garden, Florida and was anchored by Kmart. The Company developed the 233,512 square foot shopping center in 1988. The property was sold to a private investor for approximately $8.5 million. We recognized a gain of approximately $835,000 on the sale.

     The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included elsewhere in this Form 10-K.

Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). The objective of SFAS 150 is to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In November 2003, the FASB indefinitely delayed the effective date for certain mandatory redeemable non-controlling interests in consolidated financial statements. Adoption of SFAS 150 did not have an impact on the results of operations or financial position of the Company.

Critical Accounting Policies

     In the course of developing and evaluating accounting policies and procedures, we use estimates, assumptions and judgments to determine the most appropriate methods to be applied. Such processes are used in determining capitalization of costs related to real estate investments, potential impairment of real estate investments, operating cost reimbursements, and taxable income.

     Real estate assets are stated at cost less accumulated depreciation. All costs related to planning, development and construction of buildings prior to the date they become operational, including interest and real estate taxes during the construction period, are capitalized for financial reporting purposes and recorded as property under development until construction has been completed. Subsequent to completion of construction, expenditures for property maintenance are charged to operations as incurred, while significant renovations are capitalized. Depreciation of the buildings is recorded on the straight-line method using an estimated useful life of forty years.

     In determining the fair value of real estate investments, we consider future cash flow projections on a property by property basis, current interest rates and current market conditions of the geographical location of each property.

     Substantially all of our leases contain provisions requiring tenants to pay as additional rent a proportionate share of operating expenses (Operating Cost Reimbursements) such as real estate taxes, repairs and maintenance, insurance, etc. The related revenue from tenant billings is recognized in the same period the expense is recorded.

     We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our 1994 tax year. As a result, we are not subject to federal income taxes to the extent that we distribute annually at lease 90% of our taxable income to our shareholders and satisfy certain other requirements defined in the Code. Accordingly, no provision was made for federal income taxes in the accompanying consolidated financial statements.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

     Minimum rental income increased $2,739,000, or 13%, to $24,333,000 in 2003, compared to $21,594,000 in 2002. The increase was the result of rental increases of $373,000 from existing properties; an increase of $1,953,000 due to additional rent resulting from the acquisition of our joint venture partner’s interest in three joint venture properties in 2002 and two joint venture properties in 2003; an increase of $387,000 from the development of one property in 2002 and two properties in 2003; and an increase of $26,000 from the acquisition of one property in 2003.

     Percentage rental income decreased $62,000, or 25%, to $186,000 in 2003, compared to $248,000 in 2002. The decrease was the result of a decrease in percentage rent received from Kmart of $56,000; and a decrease in percentage rent received from other tenants of $6,000.

     Operating cost reimbursements increased $393,000, or 15%, to $2,951,000 in 2003, compared to $2,558,000 in 2002. Operating cost reimbursement increased due to the increase in the reimbursable property operating expenses as explained below.

     Other income remained relatively constant at $3,000 in 2003, compared to $9,000 in 2002

     Real estate taxes increased $85,000, or 5%, to $1,779,000 in 2003 compared to $1,694,000 in 2002. The increase is the result of general assessment increases of $38,000 and additional real estate taxes of $47,000 which we are now required to pay as a result of the closing of the Kmart store in Lakeland, Florida.

     Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $340,000, or 21%, to $1,949,000 in 2003 compared to $1,609,000 in 2002. The increase was the result of additional shopping center maintenance of $63,000; increased snow removal costs of $36,000; an increase in utility costs of $22,000; and an increase in insurance costs of $219,000 in 2003 versus 2002.

     Land lease payments remained relatively constant at $737,000 for 2003 and $739,000 in 2002.

     General and administrative expenses increased $263,000, or 13%, to $2,275,000 in 2003 compared to $2,012,000 in 2002. The increase was the result of increased compensation related expenses of $179,000; increased general state taxes of $50,000; and increased property management related expenses of $34,000. General and administrative expenses as a percentage of rental income increased from 9.2% for 2002 to 9.3% for 2003.

     Depreciation and amortization increased $370,000, or 10%, to $4,082,000 in 2003 compared to $3,712,000 in 2002. The increase was the result of the development of one property in 2002 and two properties in 2003; the acquisition of one property in 2003; and the acquisition of the joint venture partner’s interest in three joint venture properties in 2002 and two joint venture properties in 2003.

     Interest expense decreased $512,000, or 8%, to $5,684,000 in 2003, from $6,196,000 in 2002. The decrease in interest expense was the result of decreased borrowings as a result of the reduction in outstanding indebtedness with the net proceeds from the issuance of additional common stock.

     Equity in net income of unconsolidated entities decreased $235,000, or 35%, to $438,000 in 2003 compared to $674,000 in 2002 as a result of the acquisition of our joint venture partner’s interest in three joint venture properties in 2002 and two joint venture properties in 2003.

     Early extinguishment of debt totaled $961,000 in 2003, as a result of the Company repaying in 2003 three mortgages totaling approximately $37,000,000 prior to their scheduled maturity. In connection with these repayments we incurred pre-payment penalties of $555,000 and wrote-off unamortized mortgage costs in the amount of $406,000.

     The Company recognized a gain on the sale of the Winter Garden Plaza community shopping center of $740,000 (net of minority interest) in 2003. There was no such gain in 2002.

     The Company’s income before minority interest and discontinued operations increased $2,159,000, or 24%, to $11,279,000 in 2003, from $9,120,000 in 2002 as a result of the foregoing factors.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

     Minimum rental income increased $932,000, or 5%, to $21,594,000 in 2002, compared to $20,662,000 in 2001. The increase resulted from rental increases of $8,000 from existing properties; an increase of $147,000 due to additional rent resulting from the acquisition of our joint venture partner’s interest in three joint venture properties in 2002; an increase of $508,000 from the development of two properties in 2001 and one property in 2002; and three lease terminations payments received in 2002 of $269,000.

     Percentage rents decreased $165,000, or 40%, to $248,000 in 2002, compared to $413,000 in 2001. The decrease was the result of the elimination of a tenant’s percentage rent provision in exchange for an increase in their base rental income ($128,000); a decrease in percentage rent received from Kmart ($73,000); and an increase in percentage rent received from other tenants $36,000.

     Operating cost reimbursements increased $223,000, or 10%, to $2,558,000 in 2002, compared to $2,335,000 in 2001. Operating cost reimbursement increased due to the increase in the reimbursable property operating expenses as explained below.

     Other income decreased $32,000, or 77%, to $9,000 in 2002, compared to $41,000 in 2001. The decrease was the result of the terminations in September 2001 and February 2002 of the management agreements between the Company and two properties it previously managed but did not own.

     Real estate taxes increased $56,000, or 3%, to $1,694,000 in 2002 compared to $1,638,000 in 2001. The increase is the result of general assessment increases on the properties.

     Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $341,000, or 27%, to $1,609,000 in 2002 compared to $1,268,000 in 2001. The increase was the result of additional shopping center maintenance of $120,000; increased snow removal costs of $134,000; an increase in utility costs of $1,000; and an increase in insurance costs of $86,000 in 2002 versus 2001.

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

     Depreciation and amortization increased $89,000, or 2%, to $3,712,000 in 2002 compared to $3,623,000 in 2001. The increase was the result of indebtedness incurred to develop three properties in 2001 and 2002 and to acquire the joint venture partner’s interest in three joint venture properties in 2002.

     Interest expense decreased $524,000, or 8%, to $6,196,000 in 2002, from $6,720,000 in 2001. The decrease in interest expense was the result of decreased interest rates on variable rate notes payable.

     Equity in net income of unconsolidated entities decreased $21,000 to $674,000 in 2002 compared to $694,000 in 2001 as a result of the acquisition of the joint venture partner’s interest in three joint venture properties in November 2002.

     The Company recognized a gain on the sale of an asset in the amount of $219,000 in 2001. There was no such gain in 2002.

     The Company’s income before minority interest and discontinued interest increased $501,000, or 6%, to $9,120,000 in 2002, from $8,619,000 in 2001 as a result of the foregoing factors.

Funds from Operations

     We consider Funds from Operations (“FFO”) to be a useful supplemental measure to evaluate our operating performance. We also consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO can help one compare the operating performance of our real estate between periods or compare such performance to that of different companies. FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (NAREIT) to mean net income computed in accordance with generally accepted accounting principles (GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization. FFO should not be considered as an alternative to net income as the primary indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. While we adhere to the NAREIT definition of FFO in making our calculation, our method of calculating FFO may not be comparable to the methods used by other REITs and accordingly may be different from similarly titled measures reported by other companies.

     The following table illustrates the calculation of FFO for the years ended December 31, 2003, 2002 and 2001:

	Year ended December 31,

	2003	2002	2001

Net income	$10,471,746	$8,772,330	$8,065,653
Depreciation of real estate assets	4,164,691	3,840,636	3,747,065
Amortization of leasing costs	55,182	68,325	68,241
Minority interest	1,338,046	1,328,233	1,229,819
Gain on sale of assets	(834,669)	—	(218,543)

Funds from Operations	$15,194,996	$14,009,524	$12,892,235

Weighted average shares and OP Units outstanding	5,946,070	5,120,338	5,090,416

Liquidity and Capital Resources

     Our principal demands for liquidity are distributions to our shareholders, debt service, development of new properties and future property acquisitions.

     During the quarter ended December 31, 2003, we declared a quarterly dividend of $.485 per share. The dividend was paid on January 6, 2004 to holders of record on December 22, 2003.

     As of December 31, 2003, we had total mortgage indebtedness of $55,967,378 with a weighted average interest rate of 6.63%. Future scheduled annual maturities of mortgages payable for the years ending December 31 are as follows: 2004 — $2,049,975; 2005 — $2,298,292; 2006 — $2,454,764; 2007 - $2,621,920; 2008 — $2,781,076. The mortgage debt is all fixed rate, self-amortizing debt.

     In addition, the Operating Partnership has in place a $50 million credit facility with Standard Federal Bank, as the agent (Credit Facility), which is guaranteed by the Company. The Credit Facility matures in November 2006 and can be extended for an additional three years. During the three year extension period we will have no further ability to borrow under this facility and will be required to repay a portion of the unpaid principal on a quarterly basis. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the lender’s prime rate, at the our option, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the properties which are not otherwise encumbered and properties to be acquired or developed. As of December 31, 2003, $24,000,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 2.74%.

     We also have in place a $5 million line of credit (Line of Credit), which matures on April 30, 2004, and which we expect to renew for an additional 12-month period. The Line of Credit bears interest at the lender’s prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at our option. The purpose of the Line of Credit is to provide working capital and fund land options and start-up costs associated with new projects. As of December 31, 2003, $2,500,000 was outstanding under the Line of Credit bearing a weighted average interest rate of 3.50%.

     We have received funding from an unaffiliated third party for the construction of one of our properties. Advances under this arrangement bear no interest. The advances are secured by the specific land and buildings being developed. As of December 31, 2003, $1,569,000 was outstanding under this arrangement.

     The following table outlines our contractual obligations (in thousands) as of December 31, 2003.

	Total	Yr 1	2-3 Yrs	4-5 Yrs	Over 5 Yrs

Mortgages Payable	$55,967	$2,050	$4,753	$5,403	$43,761
Construction Loan	1,569	—	—	—	1,569
Notes Payable	26,500	2,500	—	—	24,000
Land Lease Obligations	15,072	725	1,533	1,535	11,279
Other Long-Term Liabilities	—	—	—	—	—

Total	$99,108	$5,275	$6,286	$6,938	$80,609

     During the third quarter 2003, we negotiated an early payment on three mortgage notes totaling approximately $37 million and bearing an interest rate of 7.00%. The mortgages were secured by eight (8) community shopping centers. Two of the mortgages totaling approximately $30.3 million were scheduled to mature in November, 2005 and required a final payment in the amount of approximately $28.2 million on the maturity date. The third mortgage in the amount of approximately $6.7 million had a scheduled maturity date of April 2013 and required a final payment in the amount of approximately $2.9 million on the maturity date. This mortgage contained a provision that would reset the interest rate to the then current rate in December 2005. We incurred a pre-payment penalty of 1.50% on the outstanding mortgage balance.

     We have one development project under construction that will add an additional 14,560 square feet of GLA to our portfolio. The project was completed during the first quarter of 2004. Additional funding required for this project is estimated to be $1,400,000 and will come from the Credit Facility.

     We intend to meet our short-term liquidity requirements, including capital expenditures related to the leasing and improvement of the properties, through cash flow provided by operations and the Line of

Credit. We also have restricted cash available to fund future real estate investments. We believe that adequate cash flow will be available to fund our operations and pay dividends in accordance with REIT requirements. We may obtain additional funds for future development or acquisitions through other borrowings or the issuance of additional shares of common stock. We intend to incur additional debt in a manner consistent with our policy of maintaining a ratio of total debt (including construction and acquisition financing) to total market capitalization of 65% or less. We believe that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs.

     We plan to begin construction of additional pre-leased developments and may acquire additional properties, which will initially be financed by the Credit Facility and Line of Credit. We will periodically refinance short-term construction and acquisition financing with long-term debt and / or equity. Upon completion of refinancing, we intend to lower the ratio of total debt to market capitalization to 50% or less. Nevertheless, we may operate with debt levels or rations, which are in excess of 50% for extended periods of time prior to such refinancing.

Inflation

     Our leases generally contain provisions designed to mitigate the adverse impact of inflation on net income. These provisions include clauses enabling us to pass through to our tenants certain operating costs, including real estate taxes, common area maintenance, utilities and insurance, thereby reducing our exposure to cost increases and operating expenses resulting from inflation. Certain of our leases contain clauses enabling us to receive percentage rents based on tenants’ gross sales, which generally increase as prices rise, and, in certain cases, escalation clauses, which generally increase rental rates during the term of the leases. In addition, expiring tenant leases permit us to seek increased rents upon re-lease at market rates if rents are below the then existing market rates.

Item 7A QUANTITATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate risk primarily through our borrowing activities. There is inherent roll over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.

     Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments (in thousands) and the weighted average interest rates on remaining debt, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2004	2005	2006	2007	2008	Thereafter	Total

Fixed rate debt	2,050	2,298	2,455	2,622	2,781	43,761	55,967
Average interest rate	6.63	6.63	6.63	6.63	6.63	6.63	-
Construction loans	—	—	—	—	—	1,569	1,569
Average interest rate	—	—	—	—	—	—	-
Variable rate debt	2,500	—	—	640	640	22,720	26,500
Average interest rate	3.50	2.74	2.74	2.74	2.74	2.74	-

     The fair value (in thousands) is estimated at $56,500, $1,569 and $26,500 for fixed rate debt, construction loans and variable rate debt, respectively.

     The table above incorporates those exposures that exist as of December 31, 2003; it does not consider those exposures or position, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

     The Company does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.

     A 10% adverse change in interest rates on the portion of the Company’s debt bearing interest at variable rates would result in an increase in interest expense of approximately $75,000.

Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Form 10-K and are included in this Form 10-K following page F-1.

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During our last two fiscal years, there have been no changes in the independent accountants nor disagreements with such accountants as to accounting and financial disclosures of the type required to be disclosed in this Item 9.

Item 9A CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in Sec rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 10, 2004.

Code of Ethics

     We have adopted a code of business and ethics for directors, officers, and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at www.agreerealty.com. Stockholders may request a free copy of The Code of Business Conduct and Ethics from:

Agree Realty Corporation Attention: Kenneth R. Howe 31850 Northwestern Highway Farmington Hills, MI 48334 (248) 737-4190 www.agreerealty.com

     We have also adopted a Chief Executive Officer and Chief Financial Officer Code of Professional Ethics setting forth a code of ethics applicable to our principal executive officer and principal financial officer, which is available on our website at www.agreerealty.com. Stockholders may request a free copy of the Chief Executive Officer and Chief Financial Officer Code of Professional Ethics from the address and phone number set forth above.

Corporate Governance Guidelines

     We have adopted Corporate Governance Guidelines, which are available on our website at www.agreerealty.com. Stockholders may request a free copy of the Corporate Governance Guidelines from the address and phone number set forth above under “-Code of Ethics.”

Item 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 10, 2004.

     The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of December 31, 2003.

	Number of securities to	Weighted average
	be issued upon exercise	exercise price of	Number of securities
	of outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance

Equity compensation plans approved by security holders	23,275	$19.50	107,315
Equity compensation plans not approved by security holders	—	—	—

Total	23,275	$19.50	107,315

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 10, 2004.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 10, 2004.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 10, 2004.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
FORM 8-K

(a)	The following documents are filed as part of this Report

(1)	(2) The financial statements indicated by Part II, Item 8, Financial Statements and Supplementary Data.

(b)	Reports on Form 8-K

On October 29, 2003, we filed a Form 8-K under Item 7 and Item 12 furnishing our third quarter 2003 results of operations and financial condition

(C)	Exhibits

3.1	Articles of Incorporation and Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (Registration Statement No. 33-73858, as amended (“Agree S-11”))

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Agree S-11)

4.1	Rights Agreement by and between Agree Realty Corporation and BankBoston, N.A. as Rights Agent Dated as of December 7, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 7, 1998)

10.1	Loan Modification Agreement, dated April 22, 1994, by and among Shawano Plaza, Plymouth Commons, Chippewa Commons and Nationwide Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”))

10.2	Loan Modification Agreement, dated April 22, 1994, by and among Rapids Associates, Marshall Plaza Phase Two, Petoskey Town Center, Charlevoix Commons and Nationwide Life Insurance Company (incorporated by reference to Exhibit 10.2 to the 1996 Form 10-K)

10.3	First Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of April 22, 1994, by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.6 to the 1996 Form 10-K)

10.4	Amended and Restated Registration Rights Agreement, dated July 8, 1994 by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994)

10.5 +	1994 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.8 to the 1996 Form 10-K)

10.6	Management Agreement, dated April 22, 1994, by and among Mt Pleasant Shopping Center, Angola Plaza, Shiloh Plaza and the Company (incorporated by reference to Exhibit 10.9 to the 1996 Form 10-K)

10.7	Contribution Agreement, dated as of April 21, 1994, by and among the Company, Richard Agree, Edward Rosenberg and the co-partnerships named therein (incorporated by reference to Exhibit 10.10 to the 1996 Form 10-K)

10.8 +	Agree Realty Corporation Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to the 1996 Form 10-K)

10.9	Business Loan Agreement, dated as of September 21, 1995, by and between Agree Limited Partnership and Michigan National Bank (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”))

10.10	Line of Credit Agreement by and among Agree Limited Partnership, the Company, the lenders parties thereto, and Michigan National Bank as Agent (incorporated by reference to Exhibit 10.10 to the 1995 Form 10-K)

10.11	First amendment to $50 million line-of-credit agreement dated August 7, 1997 among Agree Realty Corporation and Michigan National Bank, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 1997 (the “September 1997 Form 10-Q”))

10.12	First amendment to $5 million business loan agreement dated September 21, 1997 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to Exhibit 10.2 to the September 1997 Form 10-Q)

10.13	Second amendment to $50 million line-of-credit agreement dated November 17, 1997 among Agree Realty Corporation and Michigan National Bank, as agent (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.14	Second amendment to amended and restated $5 million business

Loan agreement dated October 19, 1998 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.15 +	Employment Agreement, dated July 1, 1999, by and between the Company, and Richard Agree (incorporated by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 1999 (the “June 1999 Form 10- Q))

10.16 +	Employment Agreement, dated July 1, 1999, by and between the Company, and Kenneth R. Howe (incorporated by reference to exhibit 10.6 to the June 1999 Form 10-Q)

10.17	Third amendment to amended and restated $5 million business Loan agreement dated December 19, 1999 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to exhibit 10.17 to the 1999 Form 10-K)

10.18	Assumption Agreement, Mortgage Modification and Amended and Restated Mortgage and Security Agreement, dated as of March 31, 1999 by Agree Limited Partnership to and in favor of Nationwide Life Insurance Company (incorporated by reference to exhibit 10.1 to the June 1999 Form 10-Q)

10.19	Project Loan Agreement dated as of April 30, 1999 between Wilmington Trust Company not in its individual capacity, but solely as Owner Trustee and Agree – Columbia Crossing Project L.L.C. (incorporated by reference to exhibit 10.2 to the June 1999 Form 10-Q)

10.20	Project Loan Agreement dated as of June 11, 1999 between Wilmington Trust Company not in its individual capacity, but solely as Owner Trustee and Agree – Milestone Center Project L.L.C. (incorporated by reference to exhibit 10.3 to the June 1999 Form 10-Q)

10.21	Trust Mortgage dated as of June 27, 1999 from Agree Facility No. 1, L.L.C. as Grantor to Manufacturers and Traders Trust Company (incorporated by reference to exhibit 10.4 to the June 1999 Form 10-Q)

10.22 +	Employment Agreement, dated January 10, 2000, by and between the Company, and David J. Prueter (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000

10.23	Third amendment to $50 million line-of-credit agreement dated August 7, 2000 among Agree Realty Corporation and Michigan National Bank, as agent (incorporated by reference To exhibit 10.1 to the Company’s Quarterly report on Form 10-Q for the period ended September 30, 2000)

10.24	Fourth amendment to amended and restated $5 million business Loan agreement dated February 19, 2001 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to exhibit 10.23 to the Company’s Annual Report on

Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”))

10.25	Mortgage dated as of December 20, 2001, by Agree Limited Partnership to and in favor of Nationwide Life Insurance Company (incorporated by reference to exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 from 10-K))

10.26	Fifth amendment to amended and restated $5 million business Loan agreement dated April 30, 2002 between Agree Limited Partnership and Standard Federal Bank (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the “June 2002 Form 10-Q”))

10.27	Project Loan Agreement dated as of April 30, 2002 between Royal Identify Company (together with its successors and assigns) and Lawrence Store No. 203 L.L.C. (together with its permitted successors and assigns) (incorporated by reference to exhibit 10.2 to the June 2002 Form 10-Q)

10.28	Project Loan Agreement dated as of November 25, 2002 between Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee, and Indianapolis Store No. 16 L.L.C.

10.29	Project Loan Agreement dated as of January 30, 2003 between Modern Woodman of America and Phoenix Drive L.L.C. (incorporated by reference to exhibit 10.1 to the March 31, 2003 Form 10-Q)

10.30	Sixth amendment to amended and restated $5 million business loan agreement dated April 30, 2003, between Agree Limited Partnership and Standard Federal Bank (incorporated by reference to exhibit 10.1 to the June 30, 2003 Form 10-Q)

10.31	Fourth amendment to $50 million Line of Credit agreement dated July 11, 2003 among Agree Realty Corporation and Standard Federal Bank, N.A. (incorporated by reference to exhibit 10.2 to the June 30, 2003 Form 10-Q)

10.32	Amended and Restated $50 million Line of Credit agreement dated November 5, 2003, among Agree Realty Corporation, Standard Federal Bank and Bank One. (incorporated by reference to exhibit 10.1 to the Sep 30, 2003 Form 10-Q)

10.33 *	Indemnity Deed of Trust and Security Agreement dated October 31, 2003, by Agree – Columbia Crossing Project, L.L.C., and Nationwide Life Insurance Company

10.34 *	Indemnity Deed of Trust and Security Agreement dated October 31, 2003, by Agree-Milestone Center Project, L.L.C., and Nationwide Life Insurance Company

10.35 *	Mortgage and Security Agreement dated October 31, 2003, by Oklahoma Store No. 151, L.L.C. and Nationwide Life Insurance

Company

10.36 *	Deed of Trust and Security Agreement dated October 31, 2003, by Omaha Store No. 166, L.L.C. and Nationwide Life Insurance Company

14.1 *	Chief Executive Officer and Chief Financial Officer Code of Professional Ethics.

21.1 *	Subsidiaries of Agree Realty Corporation

23 *	Consent of BDO Seidman, LLP

31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

31.2 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer

32.1 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

32.2 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer

*	Filed herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

     PURSUANT to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGREE REALTY CORPORATION

By:	/s/ Richard Agree
Name:	Richard Agree President and Chairman of the Board of Directors
Date:	March 12, 2004

     PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of March 2004.

By:	/s/Richard Agree Richard Agree President and Chairman of the Board of Directors (Principal Executive Officer)	By:	/s/ Farris G. Kalil Farris G. Kalil Director

		By:	/s/ Michael Rotchford Michael Rotchford Director

By:	/s/Kenneth R. Howe Kenneth R. Howe Vice President, Finance and Secretary (Principal Financial and Accounting Officer)	By:	/s/ Ellis G. Wachs Ellis G. Wachs Director

		By:	/s/ Gene Silverman Gene Silverman Director

		By:	/s/ Leon M. Schurgin Leon M. Schurgin Director

Agree Realty Corporation

Report of Independent Certified Public Accountants

To the Board of Directors and Owners of
Agree Realty Corporation
Farmington Hills, Michigan

We have audited the accompanying consolidated balance sheets of Agree Realty Corporation (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. We have also audited the schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agree Realty Corporation at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP

Troy, Michigan
February 13, 2004

Agree Realty Corporation

Consolidated Balance Sheets

December 31,	2003	2002

Assets
Real Estate Investments (Notes 3, 4 and 5)
Land	$56,848,606	$53,177,464
Buildings	161,265,188	155,536,789
Property under development	3,110,835	2,271,413

	221,224,629	210,985,666
Less accumulated depreciation	(38,475,767)	(37,456,301)

Net Real Estate Investments	182,748,862	173,529,365
Cash and Cash Equivalents	1,004,090	1,095,610
Cash - Restricted	4,309,914	—
Accounts Receivable - Tenants, net of allowance of $120,000 and $185,000 for possible losses	622,337	784,637
Investments In and Advances To Unconsolidated Entities	330,316	315,496
Unamortized Deferred Expenses
Financing costs	1,155,427	1,117,253
Leasing costs	231,344	307,746
Other Assets	1,283,424	1,012,065

	$191,685,714	$178,162,172

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Balance Sheets

December 31,	2003	2002

Liabilities and Stockholders’ Equity
Mortgages Payable (Note 3)	$55,967,378	$71,588,863
Construction Loans (Note 4)	1,569,000	5,612,313
Notes Payable (Note 5)	26,500,000	38,083,232
Dividends and Distributions Payable (Note 6)	3,447,328	2,356,156
Accrued Interest Payable	167,099	249,706
Accounts Payable
Capital expenditures	570,363	589,760
Operating	1,408,272	1,179,273
Tenant Deposits	47,099	93,138

Total Liabilities	89,676,539	119,752,441

Minority Interest (Note 7)	5,821,739	5,787,007

Stockholders’ Equity (Note 6)
Common stock, $.0001 par value; 20,000,000 shares authorized; 6,434,345 and 4,448,531 shares issued and outstanding	643	445
Additional paid-in capital	108,251,813	64,506,772
Deficit	(11,227,636)	(11,135,499)

	97,024,820	53,371,718
Less: unearned compensation – restricted stock (Note 10)	(837,384)	(748,994)

Total Stockholders’ Equity	96,187,436	52,622,724

	$191,685,714	$178,162,172

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Income

Year Ended December 31,	2003	2002	2001

Revenues
Minimum rents	$24,333,371	$21,593,957	$20,661,694
Percentage rents	185,620	247,994	413,058
Operating cost reimbursement	2,950,565	2,557,965	2,335,183
Other income (Note 8)	2,885	9,250	40,573

Total Revenues	27,472,441	24,409,166	23,450,508

Operating Expenses
Real estate taxes	1,778,517	1,694,031	1,638,271
Property operating expenses	1,948,754	1,609,350	1,267,534
Land lease payments	736,793	738,915	738,960
General and administrative	2,275,177	2,011,854	1,756,709
Depreciation and amortization	4,081,942	3,712,373	3,622,655

Total Operating Expenses	10,821,183	9,766,523	9,024,129

Income From Continuing Operations	16,651,258	14,642,643	14,426,379

Other Income (Expense)
Interest expense, net	(5,684,200)	(6,196,153)	(6,720,318)
Early extinguishment of debt	(961,334)	—	—
Equity in net income of unconsolidated entities	438,489	673,580	694,319
Gain on sale of assets	—	—	218,543

Total Other Expense	(6,207,045)	(5,522,573)	(5,807,456)

Income Before Minority Interest and Discontinued Operations	10,444,213	9,120,070	8,618,923
Minority Interest	1,183,319	1,199,298	1,140,312

Income Before Discontinued Operations	9,260,894	7,920,772	7,478,611
Gain on Sale of Asset From Discontinued Operations, net of minority interest of $94,575	740,094	—	—
Income From Discontinued Operations, net of minority interest of $60,152, $128,935 and $89,507	470,758	851,558	587,042

Net Income	$10,471,746	$8,772,330	$8,065,653

Basic and Diluted Earnings Per Share (Note 2)
Income before discontinued operations	$1.79	$1.80	$1.71
Discontinued operations, net of minority interest	.20	.17	12

Earnings Per Share	$1.99	$1.97	$1.83

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional		Unearned
			Paid-In		Compensation -
	Shares	Amount	Capital	Deficit	Restricted Stock

Balance, January 1, 2001	4,394,669	$440	$63,632,433	$(11,663,446)	$(542,341)
Issuance of shares under the Stock Incentive Plan	27,291	2	375,249	—	(305,250)
Shares redeemed under the Stock Incentive Plan	(5,091)	—	(70,000)	—	—
Vesting of restricted stock	—	—	—	—	266,252
Dividends declared, $1.84 per share	—	—	—	(8,127,039)	—
Net income	—	—	—	8,065,653	—

Balance, December 31, 2001	4,416,869	442	63,937,682	(11,724,832)	(581,339)
Issuance of shares under the Stock Incentive Plan	37,662	3	680,030	—	(482,900)
Shares redeemed under the Stock Incentive Plan	(6,000)	—	(110,940)	—	—
Vesting of restricted stock	—	—	—	—	315,245
Dividends declared, $1.84 per share	—	—	—	(8,182,997)	—
Net income	—	—	—	8,772,330	—

Balance, December 31, 2002	4,448,531	445	64,506,772	(11,135,499)	(748,994)
Issuance of common stock, net of issuance costs	1,955,000	195	43,224,291	—	—
Issuance of shares under the Stock Incentive Plan	36,814	3	622,150	—	(456,300)
Shares redeemed under the Stock Incentive Plan	(6,000)	—	(101,400)	—	—
Vesting of restricted stock	—	—	—	—	367,910
Dividends declared, $1.94 per share	—	—	—	(10,563,883)	—
Net income	—	—	—	10,471,746	—

Balance, December 31, 2003	6,434,345	$643	$108,251,813	$(11,227,636)	$(837,384)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Cash Flows

Year Ended December 31,	2003	2002	2001

Cash Flows From Operating Activities
Net income	$10,471,746	$8,772,330	$8,065,653
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,188,655	3,861,751	3,767,240
Amortization	633,922	357,589	454,196
Stock-based compensation	367,910	315,245	266,252
Gain on sale of assets	(834,669)	—	(218,543)
Equity in net income of unconsolidated entities	(438,489)	(673,580)	(694,319)
Minority interests	1,338,046	1,328,233	1,229,819
Decrease (increase) in accounts receivable	162,300	(117,888)	74,816
(Increase) in other assets	(336,483)	(191,958)	(29,313)
Increase (decrease) in accounts payable	228,999	(65,677)	227,457
Increase (decrease) in accrued interest	(82,607)	31,108	(96,009)
Increase (decrease) in tenant deposits	(46,039)	43,118	(1,220)

Net Cash Provided By Operating Activities	15,653,291	13,660,271	13,046,029

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $213,000 in 2003, $118,000 in 2002 and $165,800 in 2001)	(20,116,584)	(13,910,078)	(4,839,564)
Distributions from unconsolidated entities	438,489	673,580	694,319
Net proceeds from sale of assets, less amounts held in escrow	3,887,338	—	280,000

Net Cash Used In Investing Activities	(15,790,757)	(13,236,498)	(3,865,245)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Cash Flows

Year Ended December 31,	2003	2002	2001

Cash Flows From Financing Activities
Line-of-credit net borrowings (payments)	(11,583,232)	18,125,000	(15,400,000)
Dividends and limited partners’ distributions paid	(10,776,024)	(9,407,759)	(9,356,153)
Payment on construction loans	(4,043,313)	(7,766,219)	(53,800)
Payments of mortgages payable	(38,320,636)	(2,104,010)	(1,910,433)
Mortgage proceeds	22,699,151	1,301,866	19,000,000
Payments of payables for capital expenditures	(423,910)	(401,229)	(1,040,672)
Redemption of restricted stock	(101,400)	(110,940)	(70,000)
Payments for financing costs	(609,367)	(43,103)	(256,679)
Payments of leasing costs	(19,811)	(23,630)	(110,258)
Net proceeds from the issuance of common stock	43,224,488	—	—

Net Cash Provided By (Used In) Financing Activities	45,946	(430,024)	(9,197,995)

Net Decrease In Cash and Cash Equivalents	(91,520)	(6,251)	(17,211)
Cash and Cash Equivalents, beginning of year	1,095,610	1,101,861	1,119,072

Cash and Cash Equivalents, end of year	$1,004,090	$1,095,610	$1,101,861

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$5,619,551	$5,889,778	$6,486,219

Supplemental Disclosure of Non-Cash Transactions
Construction loan paid with mortgage	$—	$3,181,670	$—
Dividends and limited partners’ distributions declared and unpaid	$3,447,328	$2,356,156	$2,341,591
Shares issued under Stock Incentive Plan	$622,153	$680,033	$375,251
Real estate investments financed with accounts payable	$570,363	$589,760	$598,362

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Notes to Consolidated Financial Statements

1.     The Company

Agree Realty Corporation (the “Company”) is a self-administered, self-managed real estate investment trust, which develops, acquires, owns and operates properties, which are primarily leased to national and regional retail companies under net leases. At December 31, 2003, the Company’s properties are comprised of thirty-five single tenant retail facilities and thirteen shopping centers located in thirteen states. In addition, the Company owns joint venture interests of 11% and 12% respectively in two free-standing retail properties. During the year ended December 31, 2003, approximately 96% of the Company’s base rental revenues were received from national and regional tenants under long-term leases, including approximately 33% from Borders, Inc., 17% from Walgreen Co., and 17% from Kmart Corporation.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of Agree Realty Corporation include the accounts of the Company, its majority-owned partnership, Agree Limited Partnership (the “Operating Partnership”), and its wholly-owned subsidiaries. The Company controlled, as the sole general partner, 90.52% and 86.85% of the Operating Partnership as of December 31, 2003 and 2002, respectively. All material intercompany accounts and transactions are eliminated.

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

Agree Realty Corporation

Notes to Consolidated Financial Statements

Fair Values of Financial Instruments

The carrying amounts of the Company’s financial instruments, which consist of cash, cash equivalents, receivables, notes payable, accounts payable and long-term debt, approximate their fair values.

Valuation of Long-Lived Assets

Long-lived assets such as real estate investments are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required through December 31, 2003.

Real Estate Investments

Real estate assets are stated at cost less accumulated depreciation. All costs related to planning, development and construction of buildings prior to the date they become operational, including interest and real estate taxes during the construction period, are capitalized for financial reporting purposes and recorded as “Property under development” until construction has been completed. As of December 31, 2003, the cost to complete the properties under development is approximately $1,400,000.

Subsequent to completion of construction, expenditures for property maintenance are charged to operations as incurred, while significant renovations are capitalized. Depreciation of the buildings is recorded on the straight-line method using an estimated useful life of forty years.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts.

Pursuant to an agreement, restricted cash is held in escrow for the acquisition of real estate investments.

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

The Company’s initial investment is recorded at cost, and the carrying amount of the investment is (a) increased by the Company’s share of the investees’ earnings (as defined in the limited liability company agreements), and (b) reduced by distributions paid from the investees to the Company.

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

Other Assets

The Company records prepaid expenses, deposits and miscellaneous receivables as “other assets” in the accompanying balance sheets.

Accounts Payable - Capital Expenditures

Included in accounts payable are amounts related to the construction of buildings. Due to the nature of these expenditures, they are reflected in the statements of cash flows as a financing activity.

Agree Realty Corporation

Notes to Consolidated Financial Statements

Minority Interest

This amount represents the limited partners’ interest (“OP Units”) of 9.48% and 13.15% (convertible into 637,547 shares) in the Operating Partnership as of December 31, 2003 and 2002, respectively.

Revenue Recognition

Minimum rental income attributable to leases is recorded when due from tenants. Certain leases provide for additional percentage rents based on tenants’ sales volume. These percentage rents are recognized as received by the Company. In addition, leases for certain tenants contain rent escalations and/or free rent during the first several months of the lease term; however, such amounts are not material.

Operating Cost Reimbursement

Substantially all of the Company’s leases contain provisions requiring tenants to pay as additional rent a proportionate share of operating expenses such as real estate taxes, repairs and maintenance, insurance, etc. The related revenue from tenant billings is recognized in the same period the expense is recorded.

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and began operating as such on April 22, 1994. As a result, the Company is not subject to federal income taxes to the extent that it distributes annually at least 90% of its taxable income to its shareholders and satisfies certain other requirements defined in the Code. Accordingly, no provision was made for federal income taxes in the accompanying consolidated financial statements.

Stock Options

The Company has elected to adopt the recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (SFAS 123) using the prospective method beginning January 1, 2003. SFAS 123 establishes a fair value based method of accounting for stock-based compensation plans under which employees receive shares of stock or other equity instruments of the Company or the Company incurs liabilities to employees in amounts based on the price of its stock. No stock options were granted during 2003, 2002 or 2001 and there was no expense for stock options that would be required.

Agree Realty Corporation

Notes to Consolidated Financial Statements

Dividends

The Company declared dividends of $1.94, $1.84 and $1.84 per share during the years ended December 31, 2003, 2002, and 2001; the dividends have been reflected for federal income tax purposes as follows:

December 31,	2003	2002	2001

Ordinary income	$1.78	$1.84	$1.76
Return of capital	.16	—	.08

Total	$1.94	$1.84	$1.84

The aggregate federal income tax basis of Real Estate Investments is approximately $17.3 million less than the financial statement basis.

Discontinued Operations

During October 2003 the Company completed the sale of a shopping center for approximately $8.5 million and recognized a gain of approximately $740,000, net of minority interest. The shopping center was anchored by Kmart Corporation and Kash N Karry and was located in Winter Garden, Florida. The gain on the sale and results of operations for this property are presented as discontinued operations in the Company’s Consolidated Statements of Income.

The revenues from this property were $878,462, $1,415,268 and $1,178,460 for the years ended December 31, 2003, 2002 and 2001, respectively. The expenses for this property were $407,704, $563,710 and $591,418, including minority interest charges of $60,152, $128,935 and $89,507, for the years ending December 31, 2003, 2002 and 2001, respectively.

Agree Realty Corporation

Notes to Consolidated Financial Statements

Early Extinguishment of Debt

In August 2003, the Company repaid three mortgages totaling approximately $37,000,000 prior to their scheduled maturity. In connection with this transaction, the Company incurred a pre-payment penalty of $555,000 and wrote-off unamortized mortgage costs in the amount of $406,000.

Earnings Per Share

Earnings per share reflected in the consolidated statements of operations are presented for all periods in accordance with SFAS No. 128, “Earnings per Share”. In connection therewith, any conversion of OP Units to common stock would have no effect on the earnings per share calculation since the allocation of earnings to an OP Unit is equivalent to earnings allocated to a share of common stock.

The following table sets forth the computation of basic and diluted earnings per share:

December 31,	2003	2002	2001

Numerator
Net income	$10,471,746	$8,772,330	$8,065,653
Income allocated to minority interests	1,338,046	1,328,233	1,229,819

Numerator for Basic and Diluted Earnings Per Share - Income Available to Shareholders After Assumed Conversions	$11,809,792	$10,100,563	$9,295,472

Agree Realty Corporation

Notes to Consolidated Financial Statements

December 31,	2003	2002	2001

Denominator
Weighted average shares outstanding	5,272,523	4,446,791	4,416,869
Weighted average OP Units outstanding, Assuming conversion	673,547	673,547	673,547

Denominator for Basic Earnings Per Share - Adjusted Weighted Average Shares and Assumed Conversions	5,946,070	5,120,338	5,090,416
Employee Stock Options	3,343	—	—

Denominator for Diluted Earnings Per Share	5,949,413	5,120,338	5,090,416

Options to purchase shares of common stock were outstanding (see Note 9) but were not included in the computation of diluted earnings per share in 2002 and 2001 because the options exercise price was greater than the average market price of the common shares and, therefore, any additional shares would be anti-dilutive.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). The objective of SFAS 150 is to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In November 2003, the FASB indefinitely delayed the effective date for certain mandatorily redeemable noncontrolling interests in consolidated financial statements. Adoption of SFAS 150 did not have an impact on the results of operations or financial position of the Company.

Agree Realty Corporation

Notes to Consolidated Financial Statements

3.     Mortgages Payable

Mortgages payable consisted of the following:

December 31,	2003	2002

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	$17,856,063	$18,447,700
Note payable in monthly installments of $128,205 including interest at 6.20% per annum, with a final monthly payment due November 2018; collateralized by related real estate and tenants’ leases	14,898,328	—
Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with the final monthly payment due February 2017; collateralized by related real estate and tenants’ leases	10,478,580	10,961,509
Note payable in monthly installments of $57,403 including interest at 6.50% per annum, with the final monthly payment due February 2023; collateralized by related real estate and tenant lease	7,538,278	—

Agree Realty Corporation

Notes to Consolidated Financial Statements

December 31,	2003	2002

Note payable in monthly installments of $25,631 including interest at 7.50% per annum, with the final monthly payment due May 2022; collateralized by related real estate and tenant lease	3,066,134	3,140,687
Note payable in monthly installments of $12,453 including interest at 6.95% per annum, with the final monthly payment due December 2017; collateralized by related real estate and tenant lease	1,239,682	1,301,866
Note payable in monthly installments of $6,449 including interest at 6.00% per annum, with the final monthly payment due July 2023; collateralized by related real estate and tenant lease	890,313	—
Note payable in monthly installments of $249,750 including interest at 7.0% per annum, with the remaining balance of $28,221,503 due November 2005; collateralized by related real estate and tenants’ leases; repaid in 2003	—	30,910,623
Other – repaid in 2003	—	6,826,478

Total	$55,967,378	$71,588,863

Future scheduled annual maturities of mortgages payable for years ending December 31 are as follows: 2004 - $2,049,975; 2005 - $2,298,292; 2006 - $2,454,764; 2007 - $2,621,920; 2008 - $2,781,076; and $43,761,351 thereafter.

Agree Realty Corporation

Notes to Consolidated Financial Statements

4.     Construction Loans

The Company’s wholly-owned subsidiaries obtained construction financing totalling approximately $-0- in 2003 and $4,350,000 in 2002, which was available to fund the development of certain retail properties. Quarterly interest payments were made based on LIBOR. The notes were repaid during 2003 and were secured by the related land and building. The Company owed $4,002,873 for these loans at December 31, 2002 with a weighted average interest rate of 3.70%.

The Company has also received funding from an unaffiliated third party for one of its single tenant retail properties. Borrowings under this arrangement bear no interest. The advances are secured by the specific land and buildings being developed. The Company owed $1,569,000 and $1,609,440 for these advances as of December 31, 2003 and 2002, respectively.

Agree Realty Corporation

Notes to Consolidated Financial Statements

5.     Notes Payable

The Operating Partnership has in place a $50 million line-of-credit agreement, which is guaranteed by the Company. The agreement expires in August 2006 and can be extended, solely at the option of the Operating Partnership, for an additional three years. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the bank’s prime rate, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company’s Properties which are not otherwise encumbered and properties to be acquired or developed. At December 31, 2003 and 2002, $24,000,000 and $36,758,232, respectively, was outstanding under this facility with a weighted average interest rate of 2.74% and 2.94%, respectively.

In addition, the Company maintains a $5,000,000 line-of-credit agreement with a bank. Monthly interest payments are required, either at the bank’s prime rate less 50 basis points, or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. At December 31, 2003 and 2002, $2,500,000 and $1,325,000, respectively, was outstanding under this agreement with a weighted average interest rate of 3.50% and 3.75%, respectively.

6.     Dividends and Distributions Payable

On December 8, 2003 the Company declared a dividend of $.485 per share for the quarter ended December 31, 2003. The holders of OP Units were entitled to an equal distribution per OP Unit held as of December 31, 2003. The dividends and distributions payable are recorded as liabilities in the Company’s balance sheet at December 31, 2003. The dividend has been reflected as a reduction of stockholders’ equity and the distribution has been reflected as a reduction of the limited partners’ minority interest. These amounts were paid on January 6, 2004.

Agree Realty Corporation

Notes to Consolidated Financial Statements

7.     Minority Interest

The following summarizes the changes in minority interest since January 1, 2001:

Minority Interest at January 1, 2001	$5,707,608
Minority interests’ share of income for the year	1,229,819
Distributions for the year	(1,239,326)

Minority Interest at December 31, 2001	5,698,101
Minority interests’ share of income for the year	1,328,233
Distributions for the year	(1,239,327)

Minority Interest at December 31, 2002	5,787,007
Minority interests’ share of income for the year	1,338,046
Distributions for the year	(1,303,314)

Minority Interest at December 31, 2003	$5,821,739

8.     Related Party Transactions

During 2001, the Company managed certain additional properties, which are owned by certain officers and directors of the Company, but are not included in the consolidated financial statements. Income related to these activities is reflected as “other income” in the accompanying consolidated statements of income.

9.     Stock Incentive Plan

The Company has established a stock incentive plan (the “Plan”) under which options were granted in April 1994. The options, which have an exercise price equal to the initial public offering price ($19.50/share), can be exercised in increments of 25% on each anniversary of the date of the grant, and expire upon employment termination. All 23,275 options outstanding were exercisable at December 31, 2003 and 2002. No options were exercised or granted during 2003, 2002 or 2001.

Agree Realty Corporation

Notes to Consolidated Financial Statements

10.     Unearned Compensation - Restricted Stock

As part of the Company’s stock incentive plan, restricted common shares are granted to certain employees. On the date of the award, the Company increases unearned compensation – restricted stock on the balance sheet by the stock price multiplied by the number of shares awarded. The restricted shares vest and are charged to expense in increments of 20% per year for five years. Plan participants are entitled to receive the quarterly dividends on their respective restricted shares. The following table summarizes the restricted shares for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Restricted shares outstanding January 1	168,996	137,334	115,134
Restricted shares granted during the year	36,814	37,662	27,291
Restricted shares redeemed during the year	(6,000)	(6,000)	(5,091)

Restricted shares outstanding December 31	199,810	168,996	137,334

Compensation Expense Recorded Related to Restricted Common Shares	$367,910	$315,245	$266,252

11.     Profit-Sharing Plan

The Company has a discretionary profit-sharing plan whereby it contributes to the plan such amounts as the Board of Directors of the Company determines. The participants in the plan cannot make any contributions to the plan. Contributions to the plan are allocated to the employees based on their percentage of compensation to the total compensation of all employees for the plan year. Participants in the plan become fully vested after six years of service. No contributions were made to the plan in 2003, 2002 or 2001.

12.     Rental Income

The Company leases premises in its properties to tenants pursuant to lease agreements, which provide for terms ranging generally from 5 to 25 years. The majority of leases provide for additional rents based on tenants’ sales volume.

Agree Realty Corporation

Notes to Consolidated Financial Statements

As of December 31, 2003, the future minimum revenues for the next five years from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows (in thousands):

2004	$25,130
2005	24,582
2006	23,311
2007	22,716
2008	22,142
Thereafter	176,075

Total	$293,956

Of these future minimum rentals, approximately 34% of the total is attributable to Borders, Inc., approximately 25% of the total is attributable to Walgreen and approximately 18% is attributable to Kmart Corporation. Borders is a major operator of book superstores in the United States, Walgreen operates in the national drugstore chain industry and Kmart’s principal business is general merchandise retailing through a chain of discount department stores. The loss of any of these anchor tenants or the inability of any of them to pay rent could have an adverse effect on the Company’s business.

In May 2003 Kmart emerged from the bankruptcy proceeding, which it had initiated in January 2002. Pursuant to the confirmed plan of reorganization, Kmart closed approximately 600 of its stores, including one of which was located on our property in Lakeland, Florida.

Agree Realty Corporation

Notes to Consolidated Financial Statements

The Company has entered into fourteen (14) leases with Kmart Corporation. Eleven (11) of the Kmart stores are anchors in the Company’s Community Shopping Centers and three (3) Kmart stores are free-standing properties. The Kmart stores are located in four states as follows: Michigan (9), Wisconsin (3), Ohio (1) and Kentucky (1). At December 31, 2003, all fourteen (14) of the Kmart stores were open and operating as Kmart discount stores.

13.     Lease Commitments

The Company has entered into certain land lease agreements for four of its properties. As of December 31, 2003, future annual lease commitments under these agreements are as follows:

Year Ended December 31,

2004	$725,443
2005	764,768
2006	768,343
2007	774,619
2008	760,424
Thereafter	11,278,887

Total	$15,072,484

Agree Realty Corporation

Notes to Consolidated Financial Statements

14.     Interim Results (Unaudited)

The following summary represents the unaudited results of operations of the Company, expressed in thousands except per share amounts, for the periods from January 1, 2002 through December 31, 2003. Certain amounts have been reclassified to conform to the current presentation of discontinued operations:

Three Months Ended

2003	March 31,	June 30,	September 30,	December 31,

Revenues	$6,693	$6,784	$6,733	$7,262

Income before discontinued operations	$2,093	$2,254	$1,713	$3,201
Discontinued operations, net of minority interest	151	120	144	796

Net Income	$2,244	$2,374	$1,857	$3,997

Earnings Per Share	$.50	$.53	$.33	$.63

Three Months Ended

2002	March 31,	June 30,	September 30,	December 31,

Revenues	$5,858	$5,867	$5,966	$6,718

Income before discontinued operations	$1,772	$1,933	$1,927	$2,289
Discontinued operations, net of minority interest	170	188	210	283

Net Income	$1,942	$2,121	$2,137	$2,572

Earnings Per Share	$.44	$.48	$.48	$.57

Agree Realty Corporation

Schedule III - Real Estate and Accumulated Depreciation
December 31, 2003

Column A	Column B	Column C		Column D	Column E

					Gross Amount at Which Carried
		Initial Cost		Costs	at Close of Period
				Capitalized
			Buildings and	Subsequent to		Buildings and
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total

Completed Retail Facilities
Sam’s Club (Borman), MI	$897,602	$550,000	$562,404	$1,087,596	$550,000	$1,650,000	$2,200,000
Capital Plaza, KY	1,135,100	7,379	2,240,607	534,115	7,379	2,774,722	2,782,101
Charlevoix Common, MI	—	305,000	5,152,992	106,718	305,000	5,259,710	5,564,710
Chippewa Commons, WI	—	1,197,150	6,367,560	353,149	1,197,150	6,720,709	7,917,859
Grayling Plaza, MI	807,294	200,000	1,778,657	—	200,000	1,778,657	1,978,657
Iron Mountain Plaza, MI	3,339,373	677,820	7,014,996	491,900	677,820	7,506,896	8,184,716
Ironwood Commons, MI	3,508,997	167,500	8,181,306	251,653	167,500	8,432,959	8,600,459
Marshall Plaza Two, MI	—	—	4,662,230	115,294	—	4,777,524	4,777,524
North Lakeland Plaza, FL	—	1,641,879	6,364,379	824,023	1,641,879	7,188,402	8,830,281
Oscoda Plaza, MI	838,911	183,295	1,872,854	—	183,295	1,872,854	2,056,149
Perrysburg Plaza, OH	—	21,835	2,291,651	354,704	345,538	2,322,651	2,668,189
Petoskey Town Center, MI	—	875,000	8,895,289	217,603	875,000	9,112,892	9,987,892
Plymouth Commons, WI	—	535,460	5,667,504	279,073	535,460	5,946,577	6,482,037
Rapids Associates, MI	—	705,000	6,854,790	27,767	705,000	6,882,557	7,587,557
Shawano Plaza, WI	—	190,000	9,133,934	101,471	190,000	9,235,405	9,425,405
West Frankfort Plaza, IL	381,619	8,002	784,077	143,258	8,002	927,335	935,337
Omaha Store, NE	1,534,650	1,705,619	2,053,615	2,152	1,705,619	2,055,767	3,761,386
Wichita Store, KS	1,123,841	1,039,195	1,690,644	24,666	1,039,195	1,715,310	2,754,505
Santa Barbara Store, CA	2,284,247	2,355,423	3,240,557	2,650	2,355,423	3,243,207	5,598,630
Monroeville, PA	3,501,417	6,332,158	2,249,724	—	6,332,158	2,249,724	8,581,882
Norman, OK	1,022,476	879,562	1,626,501	—	879,562	1,626,501	2,506,063
Columbus, OH	1,290,422	826,000	2,336,791	—	826,000	2,336,791	3,162,791
Aventura, FL	1,294,637	—	3,173,121	—	—	3,173,121	3,173,121
Boyton Beach, FL	3,669,008	3,103,942	2,043,122	—	3,103,942	2,043,122	5,147,064
Lawrence, KS	3,066,134	—	3,000,000	155,407	—	3,155,407	3,155,407
Waterford, MI	2,523,242	971,009	1,562,869	135,390	971,009	1,698,259	2,669,268
Chesterfield Township, MI	2,770,537	1,350,590	1,757,830	(46,164)	1,350,590	1,711,666	3,062,256

[Additional columns below]

[Continued from above table, first column(s) repeated]

Column A	Column F	Column G	Column H

			Life
			on Which
			Depreciation
			in Latest
			Income
	Accumulated	Date of	Statement
Description	Depreciation	Construction	is Computed

Completed Retail Facilities
Sam’s Club (Borman), MI	$1,164,280	1977	40 Years
Capital Plaza, KY	1,550,301	1978	40 Years
Charlevoix Common, MI	1,715,296	1991	40 Years
Chippewa Commons, WI	2,206,661	1990	40 Years
Grayling Plaza, MI	887,510	1984	40 Years
Iron Mountain Plaza, MI	2,288,003	1991	40 Years
Ironwood Commons, MI	2,630,732	1991	40 Years
Marshall Plaza Two, MI	1,505,757	1990	40 Years
North Lakeland Plaza, FL	2,867,046	1987	40 Years
Oscoda Plaza, MI	929,263	1984	40 Years
Perrysburg Plaza, OH	1,164,992	1983	40 Years
Petoskey Town Center, MI	2,899,900	1990	40 Years
Plymouth Commons, WI	1,931,064	1990	40 Years
Rapids Associates, MI	2,271,584	1990	40 Years
Shawano Plaza, WI	3,125,549	1990	40 Years
West Frankfort Plaza, IL	441,933	1982	40 Years
Omaha Store, NE	417,570	1995	40 Years
Wichita Store, KS	348,347	1995	40 Years
Santa Barbara Store, CA	658,767	1995	40 Years
Monroeville, PA	400,479	1996	40 Years
Norman, OK	294,612	1996	40 Years
Columbus, OH	462,487	1996	40 Years
Aventura, FL	611,487	1996	40 Years
Boyton Beach, FL	361,615	1996	40 Years
Lawrence, KS	488,806	1997	40 Years
Waterford, MI	253,706	1997	40 Years
Chesterfield Township, MI	235,933	1998	40 Years

Agree Realty Corporation

Schedule III - Real Estate and Accumulated Depreciation
December 31, 2003

Column A	Column B	Column C		Column D	Column E

					Gross Amount at Which Carried
		Initial Cost		Costs	at Close of Period
				Capitalized
			Buildings and	Subsequent to		Buildings and
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total

Grand Blanc, MI	2,646,889	1,104,285	1,998,919	13,968	1,104,285	2,012,887	3,117,172
Pontiac, MI	2,537,912	1,144,190	1,808,955	(113,506)	1,144,190	1,695,449	2,839,639
Mt. Pleasant Shopping Center, MI	—	907,600	8,081,968	403,100	907,600	8,485,068	9,392,668
Tulsa, OK	—	1,100,000	2,394,512	—	1,100,000	2,394,512	3,494,512
Columbia, MD	3,496,638	1,545,509	2,093,700	286,589	1,545,509	2,380,289	3,925,798
Rochester, MI	3,578,355	2,438,740	2,188,050	1,949	2,438,740	2,189,999	4,628,739
Ypsilanti, MI	3,231,947	2,050,000	2,222,097	29,624	2,050,000	2,251,721	4,301,721
Germantown, MD	3,288,061	1,400,000	2,288,890	45,000	1,400,000	2,333,890	3,733,890
Petoskey, MI	2,248,078	—	2,332,473	(16,325)	—	2,316,148	2,316,148
Flint, MI	3,390,866	2,026,625	1,879,700	(1,201)	2,026,625	1,878,499	3,905,124
Flint, MI	2,917,681	1,477,680	2,241,293	—	1,477,680	2,241,293	3,718,973
New Baltimore, MI	2,489,135	1,250,000	2,285,781	(16,502)	1,250,000	2,269,279	3,519,279
Flint, MI	1,439,407	1,729,851	1,798,091	—	1,729,851	1,798,091	3,527,942
Oklahoma City, OK	4,231,125	1,914,859	2,057,034	—	1,914,859	2,057,034	3,971,893
Omaha, NE	3,882,504	1,530,000	2,237,702	—	1,530,000	2,237,702	3,767,702
Indianapolis, IN	1,239,682	180,000	1,117,617	—	180,000	1,117,617	1,297,617
Big Rapids, MI	—	1,201,675	2,014,107	—	1,201,675	2,014,107	3,215,782
Flint, MI	890,313	—	1,310,787	—	—	1,310,787	1,310,787
Ann Arbor, MI	7,538,278	1,727,590	6,009,488	—	1,727,590	6,009,488	7,737,078
Tulsa, OK	—	2,000,000	2,740,507	—	2,000,000	2,740,507	4,740,507
Canton Twp, MI	—	1,550,000	2,132,096	—	1,550,000	2,132,096	3,682,096

Sub Total	84,036,378	54,107,422	155,793,771	5,795,121	54,431,125	161,265,188	215,696,313

Retail Facilities
Under Development
Waterford, MI	—	800,081	368,661	—	800,081	368,661	1,168,742
Flint, MI	—	1,537,400	1,784,089	—	1,537,400	1,784,089	3,321,489
Webster, NY	—	—	203,180	—	—	203,180	203,180
Other	—	80,000	754,905	—	80,000	754,905	834,905

	—	2,417,481	3,110,835	—	2,417,481	3,110,835	5,528,316

Total	$84,036,378	$56,524,903	$158,904,606	$5,795,121	$56,848,606	$164,376,023	$221,224,629

[Additional columns below]

[Continued from above table, first column(s) repeated]

Column A	Column F	Column G	Column H

			Life
			on Which
			Depreciation
			in Latest
			Income
	Accumulated	Date of	Statement
Description	Depreciation	Construction	is Computed

Grand Blanc, MI	251,957	1998	40 Years
Pontiac, MI	224,236	1998	40 Years
Mt. Pleasant Shopping Center, MI	1,468,734	1973	40 Years
Tulsa, OK	330,034	1998	40 Years
Columbia, MD	256,857	1999	40 Years
Rochester, MI	246,351	1999	40 Years
Ypsilanti, MI	225,216	1999	40 Years
Germantown, MD	231,965	2000	40 Years
Petoskey, MI	214,633	2000	40 Years
Flint, MI	140,889	2000	40 Years
Flint, MI	161,092	2001	40 Years
New Baltimore, MI	134,913	2001	40 Years
Flint, MI	76,800	2002	40 Years
Oklahoma City, OK	59,945	2002	40 Years
Omaha, NE	65,186	2002	40 Years
Indianapolis, IN	32,614	2002	40 Years
Big Rapids, MI	37,765	2003	40 Years
Flint, MI	30,039	2003	40 Years
Ann Arbor, MI	147,893	2003	40 Years
Tulsa, OK	20,526	2003	40 Years
Canton Twp, MI	4,442	2003	40 Years

Sub Total	38,475,767

Retail Facilities
Under Development
Waterford, MI	—	N/A	N/A
Flint, MI		N/A	N/A
Webster, NY	—	N/A	N/A
Other	—	N/A	N/A

	—

Total	$38,475,767

Agree Realty Corporation

Notes to Schedule III
December 31, 2003

1)	Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2001 to December 31, 2003:

	2003	2002	2001

Balance at January 1	$210,985,666	$196,485,828	$191,047,902
Construction and acquisition costs	20,686,947	14,499,838	5,437,926
Sale of real estate asset	(10,447,984)	—	—

Balance at December 31	$221,224,629	$210,985,666	$196,485,828

2)	Reconciliation of Accumulated Depreciation

The following table reconciles the accumulated depreciation from January 1, 2001 to December 31, 2003:

	2003	2002	2001

Balance at January 1	$37,456,301	$33,634,461	$29,907,682
Current year depreciation expense	4,145,898	3,821,840	3,726,779
Sale of real estate asset	(3,126,432)	—	—

Balance at December 31	$38,475,767	$37,456,301	$33,634,461

3)	Tax Basis of Buildings and Improvements

The aggregate cost of Building and Improvements for federal income tax purposes is approximately $17,328,000 less than the cost basis used for financial statement purposes.

EXHIBIT INDEX

Exhibit Number	Description

10.33	Indemnity Deed of Trust and Security Agreement dated October 31, 2003, by Agree – Columbia Crossing Project, L.L.C., and Nationwide Life Insurance Company

10.34	Indemnity Deed of Trust and Security Agreement dated October 31, 2003, by Agree-Milestone Center Project, L.L.C., and Nationwide Life Insurance Company

10.35	Mortgage and Security Agreement dated October 31, 2003, by Oklahoma Store No. 151, L.L.C. and Nationwide Life Insurance

10.36	Deed of Trust and Security Agreement dated October 31, 2003, by Omaha Store No. 166, L.L.C. and Nationwide Life Insurance Company

14.1	Chief Executive Officer and Chief Financial Officer Code of Professional Ethics.

21.1	Subsidiaries of Agree Realty Corporation

23	Consent of BDO Seidman, LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer