Form 10-Q
period 2004-03-31
AGREE REALTY CORP
filed 2004-05-06
CIK 917251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 1-12928

Agree Realty Corporation

(Exact name of registrant as specified in its charter)

Maryland	38-3148187

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

31850 Northwestern Highway, Farmington Hills, Michigan	48334

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, included area code: (248) 737-4190

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No
☒	☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

6,466,971 Shares of Common Stock, $.0001 par value, were outstanding as of May 5, 2004

Agree Realty Corporation

Form 10-Q

Agree Realty Corporation

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2004	2003
Assets
Real Estate Investments
Land	$59,451,907	$56,848,606
Buildings	165,661,155	161,265,188
Property under development	1,238,754	3,110,835

	226,351,816	221,224,629
Less accumulated depreciation	(39,533,278)	(38,475,767)

Net Real Estate Investments	186,818,538	182,748,862
Cash and Cash Equivalents	217,895	1,004,090
Cash - Restricted	—	4,309,914
Accounts Receivable - Tenants, net of allowance of $70,000 and $120,000 for possible losses	425,725	622,337
Investments In and Advances to Unconsolidated Entities	327,504	330,316
Unamortized Deferred Expenses
Financing	1,117,427	1,155,427
Leasing costs	229,278	231,344
Other Assets	1,389,125	1,283,424

	$190,525,492	$191,685,714

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2004	2003
Liabilities and Stockholders’ Equity
Mortgage Payable	$55,440,958	$55,967,378
Construction Loans	1,569,000	1,569,000
Notes Payable	26,900,000	26,500,000
Dividends and Distributions Payable	3,463,151	3,447,328
Accrued Interest Payable	166,745	167,099
Accounts Payable
Operating	860,218	1,408,272
Capital expenditures	174,920	570,363
Tenant Deposits	48,349	47,099

Total Liabilities	88,623,341	89,676,539

Minority Interest	5,796,567	5,821,739

Stockholders’ Equity
Common stock, $.0001 par value; 20,000,000 shares authorized, 6,466,971 and 6,434,345 shares issued and outstanding	647	643
Additional paid-in capital	109,174,472	108,251,813
Deficit	(11,468,401)	(11,227,636)

	97,706,718	97,024,820
Less: unearned compensation - restricted stock	(1,601,134)	(837,384)

Total Stockholders’ Equity	96,105,584	96,187,436

	$190,525,492	$191,685,714

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Income (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Revenues
Minimum rents	$6,369,828	$5,931,180
Percentage rents	24,761	41,409
Operating cost reimbursements	850,525	719,135
Other income	1,579	1,726

Total Revenues	7,246,693	6,693,450

Operating Expenses
Real estate taxes	452,311	467,585
Property operating expenses	689,250	604,832
Land lease payments	184,740	184,740
General and administrative	632,947	556,597
Depreciation and amortization	1,083,460	1,006,219

Total Operating Expenses	3,042,708	2,819,973

Income From Continuing Operations	4,203,985	3,873,477

Other Income (Expense)
Interest expense, net	(1,103,723)	(1,584,105)
Equity in net income of unconsolidated entities	96,951	118,831

Total Other Expense	(1,006,772)	(1,465,274)

Income Before Minority Interest and Discontinued Operations	3,197,213	2,408,203
Minority Interest	301,497	314,751

Income Before Discontinued Operations	2,895,716	2,093,452
Income From Discontinued Operations, net of minority interest of $22,634	—	150,538

Net Income	$2,895,716	$2,243,990

Earnings Per Share - Basic and Dilutive	$.45	$.50

Weighted Average Number of Common Shares Outstanding - Basic	6,466,971	4,479,345

Weighted Average Number of Common Shares Outstanding - Dilutive	6,475,222	4,479,345

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statement of Stockholders’ Equity (Unaudited)

			Additional		Unearned Compensation -
	Common Stock		Paid-In		Restricted
	Shares	Amount	Capital	Deficit	Stock
Balance, January 1, 2004	6,434,345	$643	$108,251,813	$(11,227,636)	$(837,384)
Issuance of shares under Stock Incentive Plan	38,626	4	1,092,339	—	(883,750)
Shares redeemed under the stock Incentive Plan	(6,000)	—	(169,680)	—	—
Vesting of restricted stock	—	—	—	—	120,000
Dividends declared for the period January 1, 2004 to March 31, 2004	—	—	—	(3,136,481)	—
Net income for the period January 1, 2004 to March 31, 2004	—	—	—	2,895,716	—

Balance, March 31, 2004	6,466,971	$647	$109,174,472	$(11,468,401)	$(1,601,134)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Cash Flows From Operating Activities
Net income	$2,895,716	$2,243,990
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,070,802	1,046,567
Amortization	50,658	62,945
Stock-based compensation	120,000	92,000
Equity in net income of unconsolidated entities	(96,951)	(118,831)
Minority interests	301,497	337,385
Decrease in accounts receivable	196,612	397,960
(Increase) decrease in other assets	(118,068)	80,918
Decrease in accounts payable	(548,054)	(511,165)
Decrease in accrued interest	(354)	(3,876)
Increase (decrease) in tenant deposits	1,250	(4,309)

Net Cash Provided By Operating Activities	3,873,108	3,623,584

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $40,000 in 2004 and $60,000 in 2003)	(4,952,267)	(8,433,001)
Distributions from unconsolidated entities	96,951	118,831
Decrease in restricted cash	4,309,914	—

Net Cash Used In Investing Activities	(545,402)	(8,314,170)

Cash Flows From Financing Activities
Mortgage proceeds	—	7,699,151
Dividends and limited partners’ distributions paid	(3,447,328)	(2,356,156)
Payments of mortgages payable	(526,420)	(587,262)
Line-of-credit proceeds (payments)	400,000	(425,000)
Payments of payables for capital expenditures	(361,769)	(423,910)
Redemption of restricted stock	(169,680)	(101,400)
Payment of construction loan	—	(13,450)
Payments for financing costs	—	(6,954)
Payment of leasing costs	(8,704)	(5,000)

Net Cash Provided By (Used In) Financing Activities	(4,113,901)	3,780,019

Net Decrease In Cash and Cash Equivalents	(786,195)	(910,567)
Cash and Cash Equivalents, beginning of period	1,004,090	1,095,610

Cash and Cash Equivalents, end of period	$217,895	$185,043

Supplemental Disclosure of Cash flow Information
Cash paid for interest (net of amounts capitalized)	$1,085,969	$1,541,170

Supplemental Disclosure of Non-Cash Transactions
Dividends and limited partners’ distributions declared and unpaid	$3,463,151	$2,473,388
Real estate investments financed with accounts payable	$174,920	$177,238
Shares issued under Stock Incentive Plan	$1,092,343	$622,153

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Notes to Consolidated Financial Statements

1. Basis of Presentation	The accompanying unaudited consolidated financial statements for the fiscal quarter ended March 31, 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2. Earnings Per Share	Earnings per share has been computed by dividing the net income by the weighted average number of common shares outstanding. The per share amounts reflected in the consolidated statements of income are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings per Share”.

3. Discontinued Operations	In October 2003 the Company completed the sale of a shopping center for approximately $8.5 million. The shopping center was anchored by Kmart Corporation and Kash N Karry and was located in Winter Garden, Florida. The results of operations for this property are presented as discontinued operations in the Company’s Consolidated Statements of Income.

The revenues from this property were $328,805 for the three months ended March 31, 2003. The expenses for this property were $178,267, including minority interest charges of $22,634, for the three months ended March 31, 2003.

Agree Realty Corporation

Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OEPRATIONS

Forward-Looking Statements

Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions, are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Risks and other factors that might cause future results to differ from the statements include, but are not limited to, the effect of economic and market conditions; risks that the Company’s acquisition and development projects will fail to perform as expected; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; loss or bankruptcy of one or more of the Company’s major retail tenants; and failure of the Company’s properties to generate additional income to offset increases in operating expenses.

Overview

We were established to continue to operate and expand the retail property business of our predecessor. We commenced our operations in April 1994. Our assets are held by, and all operations are conducted through, Agree Limited Partnership (the Operating Partnership), of which Agree Realty Corporation is the sole general partner and held a 90.57% interest as of March 31, 2004. We are operating so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

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

We have fourteen (14) leases with Kmart Corporation. Eleven (11) of the Kmart stores are currently anchors in our community shopping centers and three (3) Kmart stores are freestanding net leased properties. The Kmart stores in our portfolio provided 16.8% of our annual base rent as of March 31, 2004. Four of the Kmart stores paid percentage rent in addition to their minimum rent during 2003. As of March 31, 2004, all of our Kmart stores were open and operating as Kmart discount stores.

In May 2003 Kmart emerged from the bankruptcy proceeding which it had initiated in January 2002. Pursuant to the confirmed plan of reorganization, Kmart closed approximately 600 of its stores, including one located in our center in Lakeland, Florida. Kmart vacated the premises in Lakeland, Florida in April 2003, and we have actively marketed the space formerly occupied by Kmart. Kmart’s annual rent on this property was approximately $480,000 and their annual contribution under the lease for real estate taxes, insurance and common area maintenance was approximately $110,000. Certain tenants in the Lakeland, Florida community shopping center have co-tenancy clauses in their leases which provide either for modification of their rent to be based on gross sales or an option to terminate their lease when the Kmart store closed, and we are unable to obtain a replacement anchor tenant. As of April 30, 2004, none of these tenants has indicated that they will exercise their option to terminate their leases with us. In addition, we have agreed to a rent

Agree Realty Corporation

Part I

reduction of $150,000 per year under a Kmart lease for a store in Perrysburg, Ohio. The rent reduction is for a 5-year period.

We have entered into a lease with a department store to lease the entire vacant Kmart space. The terms of the lease are similar to the terms under the previous Kmart lease. We expect the tenant to commence paying rent and other chares in October 2004. In connection with re-letting the Kmart location, we have agreed to make capital expenditures of approximately $600,000 with respect to the property.

During October, 2003 we sold a community shopping center that was located in Winter Garden, Florida and was anchored by Kmart. The Company developed the 233,512 square foot shopping center in 1988. The property was sold to a private investor for approximately $8.5 million. We recognized a gain of approximately $835,000 on the sale.

The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included elsewhere in this Form 10-Q.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). The objective of SFAS 150 is to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In November 2003, the FASB indefinitely delayed the effective date of SFAS 150 with respect to certain mandatory redeemable non-controlling interests in consolidated financial statements. Adoption of SFAS 150 did not have an impact on the results of operations or financial position of the Company.

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

Agree Realty Corporation

Part I

Substantially all of our leases contain provisions requiring tenants to pay as additional rent a proportionate share of operating expenses (Operating Cost Reimbursements) such as real estate taxes, repairs and maintenance, insurance, etc. The related revenue from tenant billings is recognized in the same period the expense is recorded.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our 1994 tax year. As a result, we are not subject to federal income taxes to the extent that we distribute annually at least 90% of our taxable income to our stockholders and satisfy certain other requirements defined in the Code. Accordingly, no provision was made for federal income taxes in the accompanying consolidated financial statements.

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003

Minimum rental income increased $439,000, or 7%, to $6,370,000 in 2004, compared to $5,931,000 in 2003. The increase was the result of an increase of $264,000 due to additional rent resulting from the acquisition of our joint venture partner’s interest in two joint venture properties in 2003; an increase of $231,000 from the development and acquisition of three properties in 2003 and two properties in 2004; and rental decreases of ($56,000) from existing properties.

Percentage rental income decreased $16,000, or 41%, to $25,000 in 2004, compared to $41,000 in 2003. The decrease was the result of a decrease in percentage rent received from tenants.

Operating cost reimbursements increased $132,000, or 18%, to $851,000 in 2004, compared to $719,000 in 2003. Operating cost reimbursement increased due to the increase in the reimbursable property operating expenses as explained below and an adjustment to the bad debt reserve of $50,000.

Other income remained constant at $2,000 in 2004 and 2003.

Real estate taxes decreased $16,000, or 3%, to $452,000 in 2004 compared to $468,000 in 2003. The decrease is the result of general assessment adjustments.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $84,000, or 14%, to $689,000 in 2004 compared to $605,000 in 2003. The increase was the result of reduced shopping center maintenance of ($27,000); increased snow removal costs of $93,000; an increase in utility costs of $1,000; and an increase in insurance costs of $17,000 in 2004 versus 2003.

Land lease payments remained constant at $185,000 for 2004 and 2003.

General and administrative expenses increased $76,000, or 14%, to $633,000 in 2004 compared to $557,000 in 2003. The increase was the result of increased compensation related expenses of $56,000 and increased general state taxes of $20,000. General and administrative expenses as a percentage of rental income increased from 9.3% for 2003 to 9.9% for 2004.

Depreciation and amortization increased $77,000, or 7%, to $1,083,000 in 2004 compared to $1,006,000 in 2003. The increase was the result of the development of two properties in 2003 and one property in 2004; the acquisition of one property in 2003 and one property in 2004; and the acquisition of the joint venture partner’s interest in two joint venture properties in 2003.

Agree Realty Corporation

Part I

Interest expense decreased $480,000, or 30%, to $1,104,000 in 2004, from $1,584,000 in 2003. The decrease in interest expense was the result of decreased borrowings as a result of the reduction in outstanding indebtedness with the net proceeds from the issuance of additional common stock.

Equity in net income of unconsolidated entities decreased $22,000, or 18%, to $97,000 in 2004 compared to $119,000 in 2003 as a result of the acquisition of our joint venture partner’s interest in two joint venture properties in 2003.

The Company’s income before minority interest and discontinued operations increased $789,000, or 33%, to $3,197,000 in 2004, from $2,408,000 in 2003 as a result of the foregoing factors.

Liquidity and Capital Resources

Our principal demands for liquidity are distributions to our shareholders, debt service, development of new properties and future property acquisitions.

During the quarter ended March 31, 2004, we declared a quarterly dividend of $.485 per share. The dividend was paid on April 15, 2004 to holders of record on March 31, 2004.

As of March 31, 2004, we had total mortgage indebtedness of $55,440,958 with a weighted average interest rate of 6.63%. Future scheduled annual maturities of mortgages payable for the years ending March 31 are as follows: 2005 - $2,084,016; 2006 - $2,336,447; 2007 - $2,495,525; 2008 - $2,660,733; 2009 - $2,827,257. The mortgage debt is all fixed rate, self-amortizing debt.

In addition, the Operating Partnership has in place a $50 million credit facility with Standard Federal Bank, as the agent (Credit Facility), which is guaranteed by the Company. The Credit Facility matures in November 2006 and can be extended for an additional three years. During the three year extension period we will have no further ability to borrow under this facility and will be required to repay a portion of the unpaid principal on a quarterly basis. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the lender’s prime rate, at the our option, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the properties which are not otherwise encumbered and properties to be acquired or developed. As of March 31, 2004, $24,000,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 2.74%.

We also have in place a $5 million line of credit (Line of Credit), which matures on June 30, 2004, and which the Company expects to renew for an additional 12 month period. The Line of Credit bears interest at the lender’s prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at our option. The purpose of the Line of Credit is to provide working capital and fund land options and start-up costs associated with new projects. As of March 31, 2004, $2,900,000 was outstanding under the Line of Credit bearing a weighted average interest rate of 3.50%.

We have received funding from an unaffiliated third party for the construction of one of our properties. Advances under this arrangement bear no interest. The advances are secured by the specific land and buildings being developed. As of March 31, 2004, $1,569,000 was outstanding under this arrangement.

Agree Realty Corporation

Part I

The following table outlines our contractual obligations (in thousands) as of March 31, 2004.

	Total	Yr 1	2-3 Yrs	4-5 Yrs	Over 5 Yrs
Mortgages Payable	$55,441	$2,084	$4,832	$5,488	$43,037
Construction Loan	1,569	—	—	—	1,569
Notes Payable	26,900	2,900	640	23,360	—
Land Lease Obligation	14,887	725	1,533	1,535	11,094
Other Long-Term Liabilities	—	—	—	—	—

Total	$98,797	$5,709	$6,365	$7,023	$79,700

We have one development project under construction that will add an additional 13,650 square feet of GLA to our portfolio. The project is expected to be completed during the fourth quarter of 2004. Additional funding required for this project is estimated to be $2,200,000 and will come from the Credit Facility.

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

Inflation

The Company’s leases generally contain provisions designed to mitigate the adverse impact of inflation on net income. These provisions include clauses enabling the Company to pass through to tenants certain operating costs, including real estate taxes, common area maintenance, utilities and insurance, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation. Certain of the Company’s leases contain clauses enabling the Company to receive percentage rents based on tenants’ gross sales, which generally increase as prices rise, and, in certain cases, escalation clauses, which generally increase rental rates during the terms of the leases. In addition, expiring tenant leases permit the Company to seek increased rents upon re-lease at market rates if rents are below the then existing market rates.

Agree Realty Corporation

Part I

Funds from Operations

We consider Funds from Operations (“FFO”) to be a useful supplemental measure to evaluate our operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO can help one compare the operating performance of our real estate between periods or compare such performance to that of different companies. FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (NAREIT) to mean net income computed in accordance with generally accepted accounting principles (GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization. FFO should not be considered as an alternative to net income as the primary indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. While we adhere to the NAREIT definition of FFO in making our calculation, our method of calculating FFO may not be comparable to the methods used by other REITs and accordingly may be different from similarly titled measures reported by other companies.

The following tables illustrate the calculation of FFO for the three months ended March 31, 2004 and 2003:

Three Months Ended March 31,	2004	2003
Net income	$2,895,716	$2,243,990
Depreciation of real estate assets	1,062,211	1,041,677
Amortization of leasing costs	10,770	14,245
Minority interests	301,497	337,385

Funds from Operations	$4,270,194	$3,637,297

Weighted Average Shares and OP Units Outstanding	7,148,769	5,152,892

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent roll over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s’ future financing requirements.

Agree Realty Corporation

Part I

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal payments (in thousands) and the weighted average interest rates on remaining debt, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Year ended March 31,
	2005	2006	2007	2008	2009	Thereafter	Total
Fixed rate debt	2,084	2,336	2,496	2,661	2,827	43,037	55,441
Average interest rate	6.63	6.63	6.63	6.63	6.63	6.63	—
Construction loans	—	—	—	—	—	1,569	1,569
Average interest rate	—	—	—	—	—	—	—
Variable rate debt	2,900	—	640	640	22,720	—	26,900
Average interest rate	3.50	2.74	2.74	2.92	2.92	—	—

The fair value (in thousands) is estimated at $56,000, $1,569 and $26,900 for fixed rate debt, construction loans and variable rate debt, respectively.

The table above incorporates those exposures that exist as of March 31, 2004; it does not consider those exposures or positions, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore, no corrective actions were taken.

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

On April 23, 2004, the Company furnished an 8-K disclosing its first quarter 2004 results of operations and financial condition.

Agree Realty Corporation

Part II

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Agree Realty Corporation

/s/ RICHARD AGREE

Richard Agree
President and Chief Executive Officer

/s/ KENNETH R. HOWE

Kenneth R. Howe
Vice-President - Finance and Secretary
(Principal Financial Officer)

Date: May 6, 2004

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
EX-31.1	Certification of Chief Executive Officer pursuant to Section 302

EX-31.2	Certification of Chief Financial Officer pursuant to Section 302

EX-32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002