Form 10-Q
period 2004-06-30
AGREE REALTY CORP
filed 2004-08-06
CIK 917251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

6,466,971 Shares of Common Stock, $.0001 par value, were outstanding as of August 6, 2004

Agree Realty Corporation

Form 10-Q

Index

Agree Realty Corporation

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2004	2003
Assets
Real Estate Investments
Land	$62,912,606	$56,848,606
Buildings	166,049,502	161,265,188
Property under development	2,034,675	3,110,835

	230,996,783	221,224,629
Less accumulated depreciation	(40,592,989)	(38,475,767)

Net Real Estate Investments	190,403,794	182,748,862
Cash and Cash Equivalents	198,712	1,004,090
Cash – Restricted	—	4,309,914
Accounts Receivable — Tenants, net of allowance of $70,000 and $120,000 for possible losses	146,707	622,337
Investments In and Advances to Unconsolidated Entities	324,693	330,316
Unamortized Deferred Expenses
Financing	1,079,427	1,155,427
Leasing costs	223,544	231,344
Other Assets	1,593,857	1,283,424

	$193,970,734	$191,685,714

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2004	2003
Liabilities and Stockholders’ Equity
Mortgage Payable	$54,905,800	$55,967,378
Construction Loans	1,569,000	1,569,000
Notes Payable	30,400,000	26,500,000
Dividends and Distributions Payable	3,463,151	3,447,328
Accrued Interest Payable	191,323	167,099
Accounts Payable
Operating	807,589	1,408,272
Capital expenditures	641,159	570,363
Tenant Deposits	58,863	47,099

Total Liabilities	92,036,885	89,676,539

Minority Interest	5,787,837	5,821,739

Stockholders’ Equity
Common stock, $.0001 par value; 20,000,000 shares authorized, 6,466,971 and 6,434,345 shares issued and outstanding	647	643
Additional paid-in capital	109,174,472	108,251,813
Deficit	(11,547,973)	(11,227,636)

	97,627,146	97,024,820
Less: unearned compensation — restricted stock	(1,481,134)	(837,384)

Total Stockholders’ Equity	96,146,012	96,187,436

	$193,970,734	$191,685,714

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Income (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003
Revenues
Minimum rents	$12,921,273	$11,983,813
Percentage rents	40,872	51,060
Operating cost reimbursements	1,539,667	1,440,385
Other income	1,842	1,777

Total Revenues	14,503,654	13,477,035

Operating Expenses
Real estate taxes	927,659	912,896
Property operating expenses	1,099,085	1,033,027
Land lease payments	369,480	369,480
General and administrative	1,296,420	1,123,000
Depreciation and amortization	2,169,995	2,009,438

Total Operating Expenses	5,862,639	5,447,841

Income From Continuing Operations	8,641,015	8,029,194

Other Income (Expense)
Interest expense, net	(2,262,515)	(3,259,020)
Equity in net income of unconsolidated entities	193,903	231,399

Total Other Expense	(2,068,612)	(3,027,621)

Income Before Minority Interest and Discontinued Operations	6,572,403	5,001,573
Minority Interest	619,778	653,702

Income Before Discontinued Operations	5,952,625	4,347,871
Income From Discontinued Operations, net of minority interest of $40,609	—	270,090

Net Income	$5,952,625	$4,617,961

Earnings Per Share – Basic and Dilutive	$.92	$1.03

Weighted Average Number of Common Shares Outstanding – Basic	6,466,971	4,479,345

Weighted Average Number of Common Shares Outstanding — Dilutive	6,473,740	4,480,654

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Income (Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2004	June 30, 2003
Revenues
Minimum rents	$6,551,445	$6,052,633
Percentage rents	16,111	9,651
Operating cost reimbursements	689,142	721,250
Other income	263	51

Total Revenues	7,256,961	6,783,585

Operating Expenses
Real estate taxes	475,348	445,311
Property operating expenses	409,835	428,195
Land lease payments	184,740	184,740
General and administrative	663,473	566,403
Depreciation and amortization	1,086,535	1,003,219

Total Operating Expenses	2,819,931	2,627,868

Income From Continuing Operations	4,437,030	4,155,717

Other Income (Expense)
Interest expense, net	(1,158,792)	(1,674,915)
Equity in net income of unconsolidated entities	96,952	112,568

Total Other Expense	(1,061,840)	(1,562,347)

Income Before Minority Interest and Discontinued Operations	3,375,190	2,593,370
Minority Interest	318,281	338,951

Income Before Discontinued Operations	3,056,909	2,254,419
Income From Discontinued Operations, net of minority interest of $17,975	—	119,552

Net Income	$3,056,909	$2,373,971

Earnings Per Share – Basic and Dilutive	$.47	$.53

Weighted Average Number of Common Shares Outstanding — Basic	6,466,971	4,479,345

Weighted Average Number of Common Shares Outstanding – Dilutive	6,472,257	4,481,962

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In		Unearned Compensation - Restricted
	Shares	Amount	Capital	Deficit	Stock
Balance, January 1, 2004	6,434,345	$643	$108,251,813	$(11,227,636)	$(837,384)
Issuance of shares under Stock Incentive Plan	38,626	4	1,092,339	—	(883,750)
Shares redeemed under the Stock Incentive Plan	(6,000)	—	(169,680)	—	—
Vesting of restricted stock	—	—	—	—	240,000
Dividends declared for the period January 1, 2004 to June 30, 2004	—	—	—	(6,272,962)	—
Net income for the period January 1, 2004 to June 30, 2004	—	—	—	5,952,625	—

Balance, June 30, 2004	6,466,971	$647	$109,174,472	$(11,547,973)	$(1,481,134)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003
Cash Flows From Operating Activities
Net income	$5,952,625	$4,617,961
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,144,235	2,090,134
Amortization	101,760	125,890
Stock-based compensation	240,000	184,000
Equity in net income of unconsolidated entities	(193,903)	(231,399)
Minority interests	619,778	694,311
Decrease in accounts receivable	475,630	368,731
Decrease (Increase) in other assets	(335,599)	82,098
Decrease in accounts payable	(600,683)	(342,840)
Increase (decrease) in accrued interest	24,224	(8,407)
Increase (decrease) in tenant deposits	11,764	(10,622)

Net Cash Provided By Operating Activities	8,439,831	7,569,857

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $83,000 in 2004 and $91,000 in 2003)	(9,130,995)	(9,152,653)
Distributions from unconsolidated entities	193,903	231,399
Decrease in restricted cash	4,309,914	—

Net Cash Used In Investing Activities	(4,627,178)	(8,921,254)

Cash Flows From Financing Activities
Payments of mortgages payable	(1,061,578)	(1,216,365)
Mortgage proceeds	—	7,699,151
Dividends and limited partners’ distributions paid	(6,910,820)	(4,829,544)
Payment on construction loan	—	(26,900)
Line-of-credit net borrowings (payments)	3,900,000	(625,000)
Repayments of capital expenditure payables	(361,769)	(423,910)
Payments for financing costs	—	(6,954)
Redemption of restricted stock	(169,680)	(101,400)
Payment of leasing costs	(14,184)	(12,089)

Net Cash Provided By (Used In) Financing Activities	(4,618,031)	456,989

Net Decrease In Cash and Cash Equivalents	(805,378)	(894,408)
Cash and Cash Equivalents, beginning of period	1,004,090	1,095,610

Cash and Cash Equivalents, end of period	$198,712	$201,202

Agree Realty Corporation

Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003
Supplemental Disclosure of Cash flow Information
Cash paid for interest (net of amounts capitalized)	$2,225,178	$3,173,823

Supplemental Disclosure of Non-Cash Transactions
Dividends and limited partners’ distributions declared and unpaid	$3,463,151	$2,499,153
Shares issued under Stock Incentive Plan	$1,092,343	$622,153
Real estate investments financed with accounts payable	$641,159	$345,514

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Notes to Consolidated Financial Statements

1.	Basis of Presentation	The accompanying unaudited consolidated financial statements for the fiscal quarter ended June 30, 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.	Earnings Per Share	Earnings per share has been computed by dividing the net income by the weighted average number of common shares outstanding. The per share amounts reflected in the consolidated statements of income are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings per Share”.

3.	Discontinued Operations	In October 2003 the Company completed the sale of a shopping center for approximately $8.5 million. The shopping center was anchored by Kmart Corporation and Kash N Karry and was located in Winter Garden, Florida. The results of operations for this property are presented as discontinued operations in the Company’s Consolidated Statements of Income.

The revenues from this property were $628,298 for the six months ended June 30, 2003. The expenses for this property were $358,208, including minority interest charges of $40,609, for the six months ending June 30, 2003.

The revenues from this property were $302,493 for the three months ended June 30, 2003. The expenses for this property were $182,941, including minority interest charges of $17,975 for the three months ending June 30, 2003.

Agree Realty Corporation

Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were established to continue to operate and expand the retail property business of our predecessor. We commenced operations in April 1994. Our assets are held by, and all operations are conducted through, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and held an 90.57% interest as of June 30, 2004. We are operating so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

On August 4, 2003, we completed an offering of 1,700,000 shares of common stock at $23.50 per share; on August 12, 2003 the underwriters exercised their over allotment option for an additional 255,000 shares at the same per share price (collectively, the “2003 Offering”). The net proceeds from the 2003 Offering of approximately $43.2 million were used to repay amounts outstanding under the Company’s credit facility.

We have fourteen (14) leases with Kmart Corporation. Eleven (11) of the Kmart stores are currently anchors in the Company’s Community Shopping Centers and three (3) Kmart stores are free-standing net leased properties. The Kmart stores in the Company’s Portfolio provided 16.7% of our Annual Base Rent as of June 30, 2004. Four of the Kmart stores paid percentage rent in addition to their minimum rent during 2003. As of June 30, 2004, all of our Kmart stores were open and operating as Kmart discount stores.

Agree Realty Corporation

Part I

In May 2003, Kmart Corporation emerged from the bankruptcy proceeding which it had initiated in January 2002. Pursuant to the confirmed plan of reorganization, Kmart closed approximately 600 of its stores, including one located in our center in Lakeland, Florida. Kmart vacated the premises in Lakeland, Florida in April 2003 and we have actively marketed the space formerly occupied by Kmart. Kmart’s annual rent on this property was approximately $480,000 and their annual contribution under the lease for real estate taxes, insurance and common area maintenance was approximately $110,000. Certain tenants in the Lakeland, Florida community shopping center have co-tenancy clauses in their leases which provide either for modification of their rent to be based on gross sales or an option to terminate their lease when the Kmart store closed, and we are unable to obtain a replacement anchor tenant. As of July 31, 2004, none of these tenants has indicated that they will exercise their option to terminate their leases with us. In addition, we have agreed to a rent reduction of $150,000 per year under a Kmart lease for a store in Perrysburg, Ohio. The rent reduction is for a 5-year period.

We have entered into a lease with a department store to lease the entire vacant Kmart space. The terms of the lease are similar to the terms under the previous Kmart lease. We expect the tenant to commence paying rent and other charges in October 2004. In connection with re-letting the Kmart location, we have agreed to make capital expenditures of approximately $600,000 with respect to the property.

During October 2003, we sold a community shopping center that was located in Winter Garden, Florida and was anchored by Kmart. We developed the 233,512 square foot shopping center in 1988. The property was sold to a private investor for approximately $8.5 million. We recognized a gain of approximately $835,000 on the sale.

The lost revenue and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with the Company could have a material adverse effect on the liquidity and results of operations of the Company, if the Company is unable to re-lease the space at comparable rental rates and in a timely manner.

The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Form 10-Q.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). The objective of SFAS 150 is to establish standards for how an issuer classifies and measurers certain financial instruments with characteristics of both liabilities and equity. In November 2003 the FASB indefinitely delayed the effective date of SFAS 150 with respect to certain mandatory redeemable non-controlling interests in consolidated financial statements. Adoption of SFAS did no have an impact on the results of operations or financial position of the Company.

Agree Realty Corporation

Part I

Critical Accounting Policies

In the course of developing and evaluating accounting policies and procedures, we use estimates, assumptions and judgements to determine the most appropriate methods to be applied. Such processes are used in determining capitalization of costs related to real estate investments, potential impairment of real estate investments, operating cost reimbursements, and taxable income.

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

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the Company’s 1994 tax year. As a result, the Company is not subject to federal income taxes to the extent that we distribute annually at least 90% of its taxable income to our stockholders and satisfy certain other requirements defined in the Code. Accordingly, no provision was made for federal income taxes in the accompanying consolidated financial statements.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

Minimum rental income increased $937,000, or 8%, to $12,921,000 in 2004, compared to $11,984,000 in 2003. The increase was the result of rental decreases of ($183,000) from existing properties; an increase of $591,000 due to additional rent as a result of the acquisition of our joint venture partner’s interest in three Joint Venture Properties in 2003; an increase of $258,000 from the acquisition of one property in 2003 and one property in 2004; and an increase of $271,000 from the development of two properties in 2003 and one property in 2004.

Percentage rental income decreased ($10,000), or 20%, to $41,000 in 2004, compared to $51,000 in 2003. The decrease was primarily the result of decreased tenant sales.

Agree Realty Corporation

Part I

Operating Cost Reimbursements increased $100,000, or 7%, to $1,540,000 in 2004, compared to $1,440,000 in 2003. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expenses as explained below.

Other income remained constant at $2,000 in 2004 and 2003.

Real estate taxes increased $15,000, or 2%, to $928,000 in 2004, compared to $913,000 in 2003. The increase is the result of general assessment changes on the Company’s properties and additional real estate taxes paid directly by the Company related to a closed Kmart store.

Property operating expenses (shopping center maintenance, insurance and utilities) increased $66,000, or 6%, to $1,099,000 in 2004 compared to $1,033,000 in 2003. The increase was the result of increased snow removal costs of $47,000; a decrease in shopping center maintenance costs of ($13,000); a decrease in utility costs of ($1,000); and an increase in insurance costs of $33,000 in 2004 versus 2003. Included in shopping center maintenance is approximately $85,000 to paint the exterior walls of two shopping centers in 2004. This cost, in accordance with our tenant’s leases was not a reimbursable expense.

Land lease payments remained constant at $369,000 for 2004 and 2003.

General and administrative expenses increased by $173,000, or 15%, to $1,296,000 in 2004, compared to $1,123,000 in 2003. The increase was primarily the result of increased compensation related expenses of $112,000; increased general state taxes of $40,000 and property management related expenses of $21,000. General and administrative expenses as a percentage of total rental income increased from 9.3% for 2003 to 10.0% for 2004.

Depreciation and amortization increased $161,000, or 8%, to $2,170,000 in 2004, compared to $2,009,000 in 2003. The increase was the result of the development of two properties in 2003 and one property in 2004; the acquisition of the joint venture partner’s interest in three (3) Joint Venture Properties in 2003; and the acquisition of one property in 2003 and one property in 2004.

Interest expense decreased $996,000, or 31%, to $2,263,000 in 2004, from $3,259,000 in 2003. The decrease in interest expense was the result of decreased borrowings as a result of the reduction in outstanding indebtedness with the net proceeds from the issuance of additional common stock.

Equity in net income of unconsolidated entities decreased $37,000, or 16%, to $194,000 in 2004 compared to $231,000 in 2003 as a result of the acquisition of our joint venture partner’s interest in three Joint Venture Properties in 2003.

Agree Realty Corporation

Part I

The Company’s income before minority interest and discontinued operations increased $1,570,000, or 31%, to $6,572,000 in 2004 from $5,002,000 in 2003 as a result of the foregoing factors.

Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30, 2003

Minimum rental income increased $498,000, or 8%, to $6,551,000 in 2004, compared to $6,053,000 in 2003. The increase was the result of rental decreases of ($53,000) from existing properties; an increase of $254,000 due to additional rent as a result of the acquisition of our joint venture partner’s interest in three Joint Venture Properties in 2003; an increase of $164,000 from the acquisition of one property in 2003 and one property in 2004; and an increase of $133,000 from the development of two properties in 2003 and one property in 2004.

Percentage rental income increased $6,000, or 67%, to $16,000 in 2004, compared to $10,000 in 2003. The increase was primarily the result of increased tenant sales.

Operating cost reimbursements decreased $32,000, or 4%, to $689,000 in 2004, compared to $721,000 in 2003. Operating cost reimbursements decreased due to the decrease in property operating expense as explained below.

Real estate taxes increased $30,000, or 7%, to $475,000 in 2004, compared to $445,000 in 2003. The increase is the result of general assessment changes on the Company’s properties and additional real estate taxes related to a closed Kmart store.

Property operating expenses (shopping center maintenance, insurance and utilities) decreased $18,000, or 4%, to $410,000 in 2004 compared to $428,000 in 2003. The decrease was the result of increased shopping center maintenance costs of $14,000; a decrease in snow removal costs of ($46,000); a decrease in utility costs of ($2,000); and an increase in insurance costs of $16,000 in 2004 versus 2003. Included in shopping center maintenance is approximately $85,000 to paint the exterior walls of two shopping centers in 2004. This cost, in accordance with our tenant’s leases was not a reimbursable expense.

Land lease payments remained constant at $185,000 for 2004 and 2003.

General and administrative expenses increased by $97,000, or 17%, to $663,000 in 2004, compared to $566,000 in 2003. The increase was primarily the result of an increase in compensation-related expenses of $57,000; increased state taxes of $20,000; and property management related expenses of $20,000. General and administrative expenses as a percentage of total rental income increased from 9.3% in 2003 to 10.1% in 2004.

Depreciation and amortization increased $84,000, or 8%, to $1,087,000 in 2004, compared to $1,003,000 in 2003. The increase was the result of the development of two properties in 2003 and one property in 2004; the acquisition of the joint venture partner’s interest in three (3) Joint Venture Properties in 2003; and the acquisition of one property in 2003 and one property in 2004.

Agree Realty Corporation

Part I

Interest expense decreased $516,000, or 31%, to $1,159,000 in 2004, from $1,675,000 in 2003. The decrease in interest expense was the result of decreased borrowings as a result of the reduction in outstanding indebtedness with the net proceeds from the issuance of additional common stock.

Equity in net income of unconsolidated entities decreased $16,000, or 14%, to $97,000 in 2004 compared to $113,000 in 2003 as a result of the acquisition of the joint venture partner’s interest in three Joint Venture Properties in 2003.

The Company’s income before minority interest and discontinued operations increased $782,000, or 30%, to $3,375,000 in 2004 from $2,593,000 in 2003 as a result of the foregoing factors.

Liquidity and Capital Resources

Our principal demands for liquidity are distributions to our shareholders, debt repayment, development of new properties and future property acquisitions.

During the quarter ended June 30, 2004, the Company declared a quarterly dividend of $.485 per share. The dividend was paid on July 13, 2004, to holders of record on June 30, 2004.

As of June 30, 2004, the Company had total mortgage indebtedness of $54,905,800 with a weighted average interest rate of 6.63%. Future scheduled annual maturities of mortgages payable for the years ending June 30 are as follows: 2005 — $2,118,624; 2006 — $2,375,235; 2007 — $2,536,963; 2008 — $2,700,189; and 2009 — $2,874,208. This mortgage debt is all fixed rate debt.

In addition, the operating partnership has in place a $50 million credit facility with Standard Federal Bank, as the agent (Credit Facility), which is guaranteed by the Company. The Credit Facility matures in November 2006 and can be extended for an additional three years. During the three year extension period we will have no further ability to borrow under this facility and will be required to repay a portion of the unpaid principal on a quarterly basis. Advances under the Credit Facility bear interest within a range of one month to six month LIBOR plus 150 basis points to 213 basis points or the bank’s prime rate, at our option, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company’s properties which are not otherwise encumbered and properties to be acquired or developed. As of June 30, 2004 $27,500,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 2.87%.

We also have in place a $5 million line of credit (Line of Credit), which matures on June 30, 2005. The Line of Credit bears interest at the lender’s prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at our option. The purpose of the Line of Credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of June 30, 2004, $2,900,000 was outstanding under the Line of Credit bearing a weighted average interest rate of 3.75%.

Agree Realty Corporation

Part I

We have received funding from an unaffiliated third party for the construction of one of its properties. Advances under this agreement bear no interest and are secured by the specific land and buildings being developed. As of June 30, 2004, $1,569,000 was outstanding under this arrangement.

The following table outlines our contractual obligations (in thousands) as of June 30, 2004.

	Total	Yr 1	2-3 Yrs	4-5 Yrs	Over 5 Yrs
Mortgages Payable	$54,906	$2,119	$4,912	$5,574	$42,301
Construction Loan	1,569	—	—	—	1,569
Notes Payable	30,400	2,900	734	734	26,032
Land Lease Obligation	14,702	725	1,533	1,535	10,909
Other Long-Term Liabilities	—	—	—	—	—

Total	$101,577	$5,744	$7,179	$7,843	$80,811

We have one development project under construction that will add an additional 13,650 square feet of GLA to our portfolio. The project is expected to be completed during the fourth quarter of 2004. Additional Company funding required to complete this project is estimated to be $1,300,000 and will come from the Credit Facility.

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

We plan to begin construction of additional pre-leased developments and may acquire additional properties, which will initially be financed by the Credit Facility and Line of Credit. We will periodically refinance short-term construction and acquisition financing with long-term debt and /or equity. Upon completion of refinancing, we intend to lower the ratio of total debt to market capitalization to 50% or less. Nevertheless, we may operate with debt levels or ratios, which are in excess of 50% for extended periods of time prior to such refinancing.

Agree Realty Corporation

Part I

Inflation

Our leases generally contain provisions designed to mitigate the adverse impact of inflation on net income. These provisions include clauses enabling the us to pass through to tenants certain operating costs, including real estate taxes, common area maintenance, utilities and insurance, thereby reducing the our exposure to increases in costs and operating expenses resulting from inflation. Certain of our leases contain clauses enabling the us to receive percentage rents based on tenants’ gross sales, which generally increase as prices rise, and, in certain cases, escalation clauses, which generally increase rental rates during the terms of the leases. In addition, expiring tenant leases permit us to seek increased rents upon re-lease at market rates if rents are below the then existing market rates.

Funds from Operations

Management considers Funds from Operations (“FFO”) to be a useful supplemental measure to evaluate our operating performance because, by excluding gains or losses on dispositions and excluding depreciation FFO can help one compare the operating performance of our real estate between periods or compare such performance to that of different companies.. FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) to mean net income computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization. FFO should not be considered as an alternative to net income as the primary indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity. While we adhere to the NAREIT definition of FFO in making our calculation our method of calculating FFO may not be comparable to the methods used by other REITs and accordingly may be different from similarly titled measures reported by other companies.

The following tables illustrate the calculation of FFO for the six months and three months ended June 30, 2004 and 2003 and a reconciliation of net income to FFO:

Six Months Ended June 30,	2004	2003
Net income	$5,952,625	$4,617,961
Depreciation of real estate assets	2,126,621	2,080,347
Amortization of leasing costs	21,984	28,490
Minority interest	619,778	694,311

Funds from Operations	$8,721,008	$7,421,109

Weighted Average Shares and OP Units Outstanding — Dilutive	7,147,287	5,155,509

Agree Realty Corporation

Part I

Three Months Ended June 30,	2004	2003
Net income	$3,056,909	$2,373,971
Depreciation of real estate assets	1,064,410	1,038,670
Amortization of leasing costs	11,214	14,245
Minority interest	318,281	356,926

Funds from Operations	$4,450,814	$3,783,812

Weighted Average Shares and OP Units Outstanding — Dilutive	7,145,804	5,155,509

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

	Year ended June 30,
	2005	2006	2007	2008	2009	Thereafter	Total
Fixed rate debt	2,119	2,376	2,537	2,700	2,874	42,300	54,906
Average interest rate 6.63	6.63	6.63	6.63	6.63	6.63
Construction loans	—	—	—	—	—	1,569	1,569
Average interest rate	—	—	—	—	—	—	—
Variable rate debt	2,900	—	734	734	26,032	—	30,400
Average interest rate	3.75	2.87	2.87	3.12	3.12	—	—

The fair value (in thousands) is estimated at $55,500, $1,569 and $30,400 for fixed rate debt, construction loans and variable rate debt, respectively.

The table above incorporates those exposures that exist as of June 30, 2004; it does not consider those exposures or position, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

We do not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure.

A 10% adverse change in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $91,000.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On May 10, 2004, the Company held its Annual Meeting of Stockholders. The following were the results of the meeting:

The stockholders elected Ellis Wachs and Leon M. Schurgin as Directors until the annual meeting of stockholders in 2007 or until a successor is elected and qualified.

The vote was as follows:

	Ellis Wachs	Leon M. Schurgin
Votes cast for	5,974,080	6,015,719
Votes withheld	125,453	83,814

Item 5. Other Information

None

Agree Realty Corporation

Part II

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Articles of Incorporation and Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (Registration Statement No. 33-73858, as amended (“Agree S-11”))

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Agree S-11)

10.1	Employment Agreement, dated July 1, 2004, by and between the Company, and Richard Agree

10.2	Employment Agreement dated July 1, 2004, by and between the Company and Kenneth R. Howe

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer

(b) Reports on Form 8-K

•	On July 29, 2004, the Company furnished a Form 8-K disclosing its second quarter 2004 results of operations and financial condition.

Agree Realty Corporation

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Agree Realty Corporation

/s/ RICHARD AGREE

Richard Agree
President and Chief Executive Officer

/s/ KENNETH R. HOWE

Kenneth R. Howe
Vice-President — Finance and Secretary
      (Principal Financial Officer)

Date: August 6, 2004

Exhibit Index

Exhibit no.	Description
10.1	Employment Agreement, dated July 1, 2004, by and between the Company, and Richard Agree

10.2	Employment Agreement dated July 1, 2004, by and between the Company and Kenneth R. Howe

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer