Form 10-Q
period 2004-09-30
AGREE REALTY CORP
filed 2004-11-05
CIK 917251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Yes                         No

☒                         ☐

6,469,471 Shares of Common Stock, $.0001 par value, were outstanding as of November 5, 2004

Agree Realty Corporation

Form 10-Q

Agree Realty Corporation

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2004	2003
Assets
Real Estate Investments
Land	$68,692,068	$56,848,606
Buildings	174,843,360	161,265,188
Property under development	3,404,524	3,110,835

	246,939,952	221,224,629
Less accumulated depreciation	(40,565,471)	(38,475,767)

Net Real Estate Investments	206,374,481	182,748,862
Cash and Cash Equivalents	216,144	1,004,090
Cash – Restricted	—	4,309,914
Accounts Receivable - Tenants, net of allowance of $20,000 and $120,000 for possible losses	115,537	622,337
Investments In and Advances to Unconsolidated Entities	—	330,316
Unamortized Deferred Expenses
Financing	1,041,427	1,155,427
Leasing costs	218,249	231,344
Other Assets	1,610,108	1,283,424

	$209,575,946	$191,685,714

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2004	2003
Liabilities and Stockholders’ Equity
Mortgage Payable	$54,361,760	$55,967,378
Construction Loans	—	1,569,000
Notes Payable	33,900,000	26,500,000
Dividends and Distributions Payable	3,500,079	3,447,328
Deferred Revenue	13,656,860	—
Accrued Interest Payable	208,000	167,099
Accounts Payable
Operating	408,619	1,408,272
Capital expenditures	555,123	570,363
Tenant Deposits	63,446	47,099

Total Liabilities	106,653,887	89,676,539

Minority Interest	5,863,565	5,821,739

Stockholders’ Equity
Common stock, $.0001 par value; 20,000,000 shares authorized, 6,469,471 and 6,434,345 shares issued and outstanding	647	643
Additional paid-in capital	109,241,647	108,251,813
Deficit	(10,822,666)	(11,227,636)

	98,419,628	97,024,820
Less: unearned compensation — restricted stock	(1,361,134)	(837,384)

Total Stockholders’ Equity	97,058,494	96,187,436

	$209,575,946	$191,685,714

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Income (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
Revenues
Minimum rents	$19,752,838	$17,898,591
Percentage rents	28,691	98,708
Operating cost reimbursements	2,179,746	2,023,514
Other income	32,256	1,878

Total Revenues	21,993,531	20,022,691

Operating Expenses
Real estate taxes	1,381,100	1,364,807
Property operating expenses	1,505,311	1,483,962
Land lease payments	540,720	540,720
General and administrative	1,983,241	1,676,007
Depreciation and amortization	3,247,656	2,997,091

Total Operating Expenses	8,658,028	8,062,587

Income From Continuing Operations	13,335,503	11,960,104

Other Income (Expense)
Interest expense, net	(3,338,957)	(4,561,282)
Early extinguishment of debt	—	(961,334)
Equity in net income of unconsolidated entities	216,837	341,537

Total Other Expense	(3,122,120)	(5,181,079)

Income Before Minority Interest and Discontinued Operations	10,213,383	6,779,025
Minority Interest	(963,124)	(822,468)

Income Before Discontinued Operations	9,250,259	5,956,557
Gain on Sale of Asset From Discontinued Operations net of minority interest of $54,427	522,741	—
Income From Discontinued Operations, net of minority interest of $7,805 and $71,336	74,974	518,202

Net Income	$9,847,974	$6,474,759

Earnings Per Share – Basic and Dilutive	$1.52	$1.33

Weighted Average Number of Common Shares Outstanding – Basic	6,467,310	4,880,993

Weighted Average Number of Common Shares Outstanding – Dilutive	6,473,919	4,883,401

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Income (Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2004	September 30, 2003
Revenues
Minimum rents	$6,938,999	$6,034,714
Percentage rents	(12,181)	47,648
Operating cost reimbursements	649,579	592,129
Other income	30,414	101

Total Revenues	7,606,811	6,674,592

Operating Expenses
Real estate taxes	453,441	457,368
Property operating expenses	414,726	463,311
Land lease payments	180,240	180,240
General and administrative	686,821	553,007
Depreciation and amortization	1,106,693	1,011,247

Total Operating Expenses	2,841,921	2,665,173

Income From Continuing Operations	4,764,890	4,009,419

Other Income (Expense)
Interest expense, net	(1,076,442)	(1,302,262)
Early extinguishment of debt	—	(961,334)
Equity in net income of unconsolidated entities	22,934	110,138

Total Other Expense	(1,053,508)	(2,153,458)

Income Before Minority Interest and Discontinued Operations	3,711,382	1,855,961
Minority Interest	(349,984)	(178,544)

Income Before Discontinued Operations	3,361,398	1,677,417
Gain on Sale of Asset From Discontinued Operations net of minority interest of $54,427	522,741	—
Income From Discontinued Operations, net of minority interest of $1,167 and $21,414	11,210	179,381

Net Income	$3,895,349	$1,856,798

Earnings Per Share – Basic and Dilutive	$.60	$.33

Weighted Average Number of Common Shares Outstanding – Basic	6,467,976	5,671,193

Weighted Average Number of Common Shares Outstanding – Dilutive	6,474,278	5,675,806

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Common Stock		Additional		Unearned Compensation -
			Paid-In		Restricted
	Shares	Amount	Capital	Deficit	Stock
Balance, January 1, 2004	6,434,345	$643	$108,251,813	$(11,227,636)	$(837,384)
Issuance of shares under Stock Incentive Plan	41,126	4	1,159,514	—	(950,925)
Shares redeemed under the Stock Incentive Plan	(6,000)	—	(169,680)	—	—
Vesting of restricted stock	—	—	—	—	427,175
Dividends declared for the period January 1, 2004 to September 30, 2004	—	—	—	(9,443,004)	—
Net income for the period January 1, 2004 to September 30, 2004	—	—	—	9,847,974	—

Balance, September 30, 2004	6,469,471	$647	$109,241,647	$(10,822,666)	$(1,361,134)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
Cash Flows From Operating Activities
Net income	$9,847,974	$6,474,759
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,242,077	3,152,834
Amortization	153,451	174,093
Stock-based compensation	427,175	276,000
Write-off of deferred finance costs	—	406,152
Equity in net income of unconsolidated entities	(216,837)	(341,537)
Minority interests	1,025,356	893,804
Gain of sale of assets	(577,168)	—
Decrease in accounts receivable	506,800	628,943
Decrease (Increase) in other assets	(364,578)	280,032
Decrease in accounts payable	(999,653)	(621,956)
Decrease in deferred revenue	(134,130)	—
Increase (decrease) in accrued interest	40,901	(81,455)
Increase in tenant deposits	16,347	4,201

Net Cash Provided By Operating Activities	12,967,715	11,245,870

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $183,000 in 2004 and $118,000 in 2003)	(15,197,360)	(14,862,379)
Distributions from unconsolidated entities	216,837	341,537
Decrease in restricted cash	4,309,914	—
Net proceeds from sale of assets	2,046,493	—

Net Cash Used In Investing Activities	(8,624,116)	(14,520,842)

Cash Flows From Financing Activities
Net proceeds from the issuance of common stock	—	43,240,435
Payments of mortgages payable	(1,605,618)	(37,853,254)
Mortgage proceeds	—	7,699,151
Dividends and limited partners’ distributions paid	(10,373,785)	(7,328,697)
Payment on construction loan	—	(4,043,313)
Line-of-credit net borrowings	7,400,000	1,416,768
Repayments of capital expenditure payables	(361,769)	(423,910)
Payments for financing costs	—	(178,108)
Redemption of restricted stock	(169,680)	(101,400)
Payment of leasing costs	(20,693)	(14,211)

Net Cash Provided By (Used In) Financing Activities	(5,131,545)	2,413,461

Net Decrease In Cash and Cash Equivalents	(787,946)	(861,511)
Cash and Cash Equivalents, beginning of period	1,004,090	1,095,610

Cash and Cash Equivalents, end of period	$216,144	$234,099

Agree Realty Corporation

Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
Supplemental Disclosure of Cash flow Information
Cash paid for interest (net of amounts capitalized)	$3,204,600	$4,535,514

Supplemental Disclosure of Non-Cash Transactions
Dividends and limited partners’ distributions declared and unpaid	$3,500,079	$3,447,328
Shares issued under Stock Incentive Plan	$1,159,518	$622,153
Real estate investments financed with accounts payable	$555,123	$432.471

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Notes to Consolidated Financial Statements

1.	Basis of Presentation	The accompanying unaudited consolidated financial statements for the fiscal quarter ended September 30, 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.	Earnings Per Share	Earnings per share has been computed by dividing the net income by the weighted average number of common shares outstanding. The per share amounts reflected in the consolidated statements of income are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings per Share”.

3.	Discontinued Operations	In October 2003 the Company completed the sale of a shopping center for approximately $8.5 million. The shopping center was anchored by Kmart Corporation and Kash N Karry and was located in Winter Garden, Florida. In August 2004 the Company completed the sale of a single tenant property for approximately $2.2 million. The property was leased to Kmart Corporation and was located in Perrysburg, Ohio. The results of operations for these properties are presented as discontinued operations in the Company’s Consolidated Statements of Income.

The revenues from the properties were $137,151 and $1,117,424 for the nine months ended September 30, 2004 and 2003, respectively. The expenses for the properties were $62,177 and $599,222, including minority interest charges of $7,805 and $71,336, for the nine months ending September 30, 2004 and 2003, respectively.

The revenues from the properties were $20,217 and $360,191 for the three months ended September 30, 2004 and 2003, respectively. The expenses for the properties were $9,007 and $180,810, including minority interest charges of $1,167 and $21,414 for the three months ending September 30, 2003, respectively.

4.	Unconsolidated Entities	In July 2004, our tenant in two joint venture properties located in Ann Arbor, MI and Boynton Beach, FL repaid $13.8 million that had been contributed by our joint venture partner. As a result of this repayment the Company became the sole member of the limited liability companies holding the properties. Total assets of the two properties were approximately $13.8 million. We have treated the $13.8 million repayment of the capital contribution as deferred revenue and accordingly, will recognize rental income over the term of the related leases.

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

Overview

We were established to continue to operate and expand the retail property business of our predecessor. We commenced operations in April 1994. Our assets are held by, and all operations are conducted through, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and held an 90.57% interest as of September 30, 2004. We are operating so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

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

We have thirteen (13) leases with Kmart Corporation. Eleven (11) of the Kmart stores are currently anchors in the Company’s Community Shopping Centers and two (2) Kmart stores are free-standing net leased properties. The Kmart stores in the Company’s Portfolio provided 15.3% of our Annual Base Rent as of September 30, 2004. As of September 30, 2004, all of our Kmart stores were open and operating as Kmart discount stores.

Agree Realty Corporation

Part I

In May 2003, Kmart Corporation emerged from the bankruptcy proceeding which it had initiated in January 2002. Pursuant to the confirmed plan of reorganization, Kmart closed approximately 600 of its stores, including one located in our center in Lakeland, Florida. Kmart vacated the premises in Lakeland, Florida in April 2003 and we have actively marketed the space formerly occupied by Kmart. Kmart’s annual rent on this property was approximately $480,000 and their annual contribution under the lease for real estate taxes, insurance and common area maintenance was approximately $110,000. Certain tenants in the Lakeland, Florida community shopping center have co-tenancy clauses in their leases which provide either for modification of their rent to be based on gross sales or an option to terminate their lease when the Kmart store closed, and we are unable to obtain a replacement anchor tenant. None of these tenants has exercised its option to terminate their leases with us.

We have entered into a lease with a department store to lease the entire vacant Kmart space. The terms of the lease are similar to the terms under the previous Kmart lease. The tenant commenced paying rent and other charges in October 2004. In connection with re-letting the Kmart location, we have agreed to make capital improvements of approximately $600,000 with respect to the property.

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

During August 2004, we sold a free-standing net leased property that was located in Perrysburg, Ohio and was leased to Kmart. We developed the 87,543 square foot store in 1983. The property was sold to a private investor for approximately $2.2 million. We recognized a gain of approximately $575,000 on the sale.

The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Form 10-Q.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). The objective of SFAS 150 is to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In November 2003 the FASB indefinitely delayed the effective date of SFAS 150 with respect to certain mandatory redeemable non-controlling interests in consolidated financial statements. Adoption of SFAS did not have an impact on the results of operations or financial position of the Company.

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

In determining the fair value of real estate investments, we consider future cash flow projections on a property-by-property basis, current interest rates and current market conditions of the geographical location of each property.

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

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

Minimum rental income increased $1,854,000, or 10%, to $19,753,000 in 2004, compared to $17,899,000 in 2003. The increase was the result of rental decreases of ($212,000) from existing properties; an increase of $922,000 due to additional rent as a result of the acquisition of our joint venture partner’s interest in three Joint Venture Properties in the first and third quarter of 2003 and two Joint Venture Properties in the third quarter of 2004; an increase of $421,000 from the acquisition of one property in 2003 and one property in 2004; an increase of $384,000 from the development of two properties in 2003 and one property in 2004; and the receipt of a rent termination payment in 2004 from Kmart with regard to their Lakeland, Florida store in the amount of $339,000.

Percentage rental income decreased ($70,000), or 71%, to $29,000 in 2004, compared to $99,000 in 2003. The decrease was primarily the result of decreased tenant sales ($36,000) and the refund of ($34,000) pertaining to percentage rent paid in error by a tenant in 2003.

Agree Realty Corporation

Part I

Operating Cost Reimbursements increased $156,000, or 8%, to $2,180,000 in 2004, compared to $2,024,000 in 2003. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expenses as explained below. Included in 2004 Operating Cost Reimbursements is a bad debt recovery of $100,000 as a result of a decrease in the allowance for bad debts due to the collectibility of charges billed to Kmart Corporation. Included in 2003 Operating Cost Reimbursements is a bad debt charge of $15,000 as a result of an increase in the allowance for bad debts.

Other income increased $30,000 to $32,000 in 2004, compared to $2,000 in 2003. Other income increased due to sale of signage at one of our properties.

Real estate taxes increased $16,000, or 1%, to $1,381,000 in 2004, compared to $1,365,000 in 2003. The increase is the result of general assessment increases on the Company’s properties and additional real estate taxes paid directly by the Company related to a closed Kmart store.

Property operating expenses (shopping center maintenance, insurance and utilities) increased $21,000, or 1%, to $1,505,000 in 2004 compared to $1,484,000 in 2003. The increase was the result of increased snow removal costs of $47,000; a decrease in shopping center maintenance costs of ($64,000); a decrease in utility costs of ($9,000); and an increase in insurance costs of $47,000 in 2004 versus 2003. Included in shopping center maintenance is approximately $160,000 to paint the exterior walls of three shopping centers in 2004. This cost, in accordance with our tenant’s leases was not a reimbursable expense.

Land lease payments remained constant at $541,000 for 2004 and 2003.

General and administrative expenses increased by $307,000, or 18%, to $1,983,000 in 2004, compared to $1,676,000 in 2003. The increase was primarily the result of increased compensation related expenses of $242,000; increased general state taxes of $60,000 and property management related expenses of $5,000. General and administrative expenses as a percentage of total rental income increased from 9.3% for 2003 to 10.0% for 2004.

Depreciation and amortization increased $251,000, or 8%, to $3,248,000 in 2004, compared to $2,997,000 in 2003. The increase was the result of the development of two properties in 2003 and one property in 2004; the acquisition of the joint venture partner’s interest in three (3) Joint Venture Properties in 2003 and two (2) Joint Venture Properties in 2004 ; and the acquisition of one property in 2003 and one property in 2004.

Interest expense decreased $1,222,000, or 27%, to $3,339,000 in 2004, from $4,561,000 in 2003. The decrease in interest expense was the result of decreased borrowings as a result of the reduction in outstanding indebtedness from the net proceeds from the issuance of additional common stock.

Agree Realty Corporation

Part I

Equity in net income of unconsolidated entities decreased $125,000, or 37%, to $217,000 in 2004 compared to $342,000 in 2003 as a result of the acquisition of our joint venture partner’s interest in three Joint Venture Properties in 2003 and two Joint Venture Properties in 2004.

Early extinguishment of debt totaled $961,000 in 2003, as a result of our repaying in August 2003 three mortgages totaling approximately $37 million prior to their scheduled maturity. In connection with these prepayments we incurred a pre-payment penalty of $555,000 and wrote-off unamortized mortgage costs in the amount of $406,000. There was no early extinguishment of debt in 2004.

The Company’s income before minority interest and discontinued operations increased $3,434,000, or 51%, to $10,213,000 in 2004 from $6,779,000 in 2003 as a result of the foregoing factors.

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003

Minimum rental income increased $904,000, or 15%, to $6,939,000 in 2004, compared to $6,035,000 in 2003. The increase was the result of rental decreases of ($43,000) from existing properties; an increase of $331,000 due to additional rent as a result of the acquisition of our joint venture partner’s interest in two Joint Venture Properties in 2003 and two Joint Venture Properties in 2004; an increase of $164,000 from the acquisition of one property in 2003 and one property in 2004; an increase of $113,000 from the development of one property in 2003 and one property in 2004; and the receipt of a rent termination payment in 2004 from Kmart with regard to their Lakeland, Florida store in the amount of $339,000.

Percentage rental income decreased ($60,000), or 126%, to ($12,000) in 2004, compared to $48,000 in 2003. The decrease was primarily the result of decreased tenant sales ($26,000) and the refund of ($34,000) pertaining to percentage rent paid in error by a tenant in 2003.

Operating Cost Reimbursements increased $58,000, or 10%, to $650,000 in 2004, compared to $592,000 in 2003. Operating Cost Reimbursements increased due to the increase in property operating expense as explained below. Included in 2004 Operating Cost Reimbursements is a bad debt recovery of $50,000 as a result of a decrease in the allowance for bad debts due to the collectibility of charges billed to Kmart Corporation.

Real estate taxes decreased ($4,000), or 1%, to $453,000 in 2004, compared to $457,000 in 2003. The decrease is the result of general assessment decreases on the Company’s properties and additional real estate taxes related to a closed Kmart store.

Agree Realty Corporation

Part I

Property operating expenses (shopping center maintenance, insurance and utilities) decreased ($48,000), or 10%, to $415,000 in 2004 compared to $463,000 in 2003. The decrease was the result of decreased shopping center maintenance costs of ($56,000); a decrease in utility costs of ($8,000); and an increase in insurance costs of $16,000 in 2004 versus 2003. Included in shopping center maintenance is approximately $85,000 to paint the exterior walls of two shopping centers in 2004. This cost, in accordance with our tenant’s leases was not a reimbursable expense.

Land lease payments remained constant at $180,000 for 2004 and 2003.

General and administrative expenses increased by $134,000, or 24%, to $687,000 in 2004, compared to $553,000 in 2003. The increase was primarily the result of an increase in compensation-related expenses of $130,000; increased state taxes of $20,000; and a decrease in property management related expenses of ($16,000). General and administrative expenses as a percentage of total rental income increased from 9.1% in 2003 to 9.9% in 2004.

Depreciation and amortization increased $96,000, or 9%, to $1,107,000 in 2004, compared to $1,011,000 in 2003. The increase was the result of the development of one property in 2003 and one property in 2004; the acquisition of the joint venture partner’s interest in three (3) Joint Venture Properties in 2003 and two (2) Joint Venture Properties in 2004; and the acquisition of one property in 2003 and one property in 2004.

Interest expense decreased $226,000, or 17%, to $1,076,000 in 2004, from $1,302,000 in 2003. The decrease in interest expense was the result of decreased borrowings as a result of the reduction in outstanding indebtedness with the net proceeds from the issuance of additional common stock.

Equity in net income of unconsolidated entities decreased ($87,000), or 79%, to $23,000 in 2004 compared to $110,000 in 2003 as a result of the acquisition of the joint venture partner’s interest in three Joint Venture Properties in 2003 and two Joint Venture Properties in 2004.

Early extinguishment of debt totaled $961,000 in 2003, as a result of our repaying in August 2003 three mortgages totaling approximately $37 million prior to their scheduled maturity. In connection with these repayments we incurred a pre-payment penalty of $555,000 and wrote-off unamortized mortgage costs in the amount of $406,000. There was no early extinguishment of debt in 2004.

The Company’s income before minority interest and discontinued operations increased $1,855,000, or 100%, to $3,711,000 in 2004 from $1,856,000 in 2003 as a result of the foregoing factors.

Liquidity and Capital Resources

Our principal demands for liquidity are distributions to our shareholders, debt repayment, development of new properties and future property acquisitions.

Agree Realty Corporation

Part I

During the quarter ended September 30, 2004, the Company declared a quarterly dividend of $.49 per share. The dividend was paid on October 12, 2004, to holders of record on September 30, 2004.

As of September 30, 2004, the Company had total mortgage indebtedness of $54,361,760 with a weighted average interest rate of 6.63%. Future scheduled annual maturities of mortgages payable for the years ending September 30 are as follows: 2005 — $2,153,808; 2006 — $2,414,673; 2007 — $2,579,091; 2008 - $2,740,300; and 2009 — $2,921,939. This mortgage debt is all fixed rate debt.

In addition, the Operating Partnership has in place a $50 million credit facility with Standard Federal Bank, as the agent (Credit Facility), which is guaranteed by the Company. The Credit Facility matures in November 2006 and can be extended at the Operating Partnership’s option for an additional three years. During the three year extension period, we will have no further ability to borrow under this facility and will be required to repay a portion of the unpaid principal on a quarterly basis. Advances under the Credit Facility bear interest within a range of one month to six month LIBOR plus 150 basis points to 213 basis points or the bank’s prime rate, at our option, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company’s properties which are not otherwise encumbered and properties to be acquired or developed. As of September 30, 2004 $31,000,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 2.93%.

We also have in place a $5 million line of credit (Line of Credit), which matures on June 30, 2005. The Line of Credit bears interest at the lender’s prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at our option. The purpose of the Line of Credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of September 30, 2004, $2,900,000 was outstanding under the Line of Credit bearing a weighted average interest rate of 4.25%.

The following table outlines our contractual obligations (in thousands) as of September 30, 2004.

	Total	Yr 1	2-3 Yrs	4-5 Yrs	Over 5 Yrs
Mortgages Payable	$54,362	$2,154	$4,994	$5,662	$41,552
Notes Payable	33,900	2,900	734	734	29,532
Land Lease Obligation	14,517	725	1,533	1,535	10,724
Other Long-Term Liabilities	—	—	—	—	—

Total	$102,779	$5,779	$7,261	$7,931	$81,808

Agree Realty Corporation

Part I

During the quarter we leased a parcel of land located in Lansing, MI to a local restaurant operator. Our cost to acquire and improve the property was approximately $1,133,000, and the property is leased at an annual rental of $90,000. We have three development projects under construction that will add an additional 43,290 square feet of GLA to our portfolio. One project is expected to be completed during the fourth quarter of 2004 and two projects are expected to be completed during the first quarter of 2005. Additional Company funding required to complete the projects is estimated to be $4.1 million and will come from the Credit Facility.

Also during the quarter, our tenant in two joint venture properties located in Ann Arbor, MI and Boynton Beach, FL repaid $13.8 million that had been contributed by our joint venture partner. As a result of this repayment the Company became the sole member of the limited liability companies holding the properties. Total assets of the two properties were approximately $13.8 million. We have treated the $13.8 million repayment of the capital contribution as deferred revenue and accordingly, will recognize rental income over the term of the related leases.

We intend to meet our short-term liquidity requirements, including capital expenditures related to the leasing and improvement of the properties, through its cash flow provided by operations and the Line of Credit. We believe that adequate cash flow will be available to fund our operations and pay dividends in accordance with REIT requirements. We may obtain additional funds for future development or acquisitions through other borrowings or the issuance of additional shares of common stock. We intend to incur additional debt in a manner consistent with our policy of maintaining a ratio of total debt (including construction and acquisition financing) to total market capitalization of 65% or less (approximately 31% at September 30, 2004). We believe that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs.

We plan to begin construction of additional pre-leased developments and may acquire additional properties, which will initially be financed by the Credit Facility and Line of Credit. We will periodically refinance short-term construction and acquisition financing with long-term debt and /or equity. Upon completion of these refinancings, we expect to lower the ratio of total debt to market capitalization to 50% or less. Nevertheless, we may operate with debt levels or ratios, which are in excess of 50% for extended periods of time prior to such refinancing.

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

Agree Realty Corporation

Part I

Funds from Operations

Management considers Funds from Operations (“FFO”) to be a useful supplemental measure to evaluate our operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO can help an investor compare the operating performance of our real estate between periods or compare such performance to that of different companies. FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) to mean net income computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization. FFO should not be considered as an alternative to net income as the primary indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity. While we adhere to the NAREIT definition of FFO in making our calculation our method of calculating FFO may not be comparable to the methods used by other REITs and accordingly may be different from similarly titled measures reported by other companies.

The following tables illustrate the calculation of FFO for the nine months and three months ended September 30, 2004 and 2003 and a reconciliation of net income to FFO:

Nine Months Ended September 30,	2004	2003
Net income	$9,847,974	$6,474,759
Depreciation of real estate assets	3,215,509	3,336,243
Amortization of leasing costs	33,788	43,427
Gain on sale of fixed asset	(577,168)	—
Minority interest	1,025,356	893,804

Funds from Operations	$13,545,459	$10,748,233

Weighted Average Shares and OP Units Outstanding — Dilutive	7,147,466	5,.556,948

Three Months Ended September 30,	2004	2003
Net income	$3,895,349	$1,856,798
Depreciation of real estate assets	1,088,888	1,055,896
Amortization of leasing costs	11,804	14,937
Gain on sale of assets	(577,168)	—
Minority interest	405,578	199,958

Funds from Operations	$4,824,451	$3,127,589

Weighted Average Shares and OP Units Outstanding — Dilutive	7,147,825	6,349,353

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

	Year ended September 30,
	2005	2006	2007	2008	2009	Thereafter	Total
Fixed rate debt	2,154	2,415	2,579	2,740	2,922	41,552	54,362
Average interest rate	6.63	6.63	6.63	6.63	6.63	6.63
Variable rate debt	2,900	—	734	734	29,532	—	33,900
Average interest rate	4.25	2.93	2.93	2.93	2.93	—	—

The fair value (in thousands) is estimated at $55,000, and $33,900 for fixed rate debt and variable rate debt, respectively.

The table above incorporates those exposures that exist as of September 30, 2004; it does not consider those exposures or position, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

We do not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure.

A 10% adverse change in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $96,000.

Agree Realty Corporation

Part I

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Vice-President-Finance have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Security Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Vice-President-Finance have concluded that our current disclosure controls and procedures are effective and timely, providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2004, there were no changes to the internal controls over financial reporting identified in connection with our evaluation or otherwise that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

• On October 29, 2004, the Company furnished a Form 8-K disclosing its third quarter 2004 results of operations and financial condition.

Agree Realty Corporation

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Agree Realty Corporation

/s/ RICHARD AGREE
Richard Agree
President and Chief Executive Officer

/s/ KENNETH R. HOWE
Kenneth R. Howe
Vice-President - Finance and Secretary
(Principal Financial Officer)

Date: November 5, 2004

Exhibit Index

Exhibit no.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer