Form 10-K
period 2004-12-31
AGREE REALTY CORP
filed 2005-03-15
CIK 917251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 1-12928

AGREE REALTY CORPORATION

(Exact name of Registrant as specified in its charter)

Maryland	38-3148187
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

31850 Northwestern Highway	(248) 737-4190
Farmington Hills, Michigan 48334	(Registrant’s telephone number,
(Address of principal executive offices)	including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock, $.0001 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑          No ☐

The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was approximately $163,614,366 as of June 30, 2004, based on the closing price of $25.30 on the NYSE on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated into Form 10-K
Portions of the Registrant’s Proxy Statement for its	Part III
Annual Meeting of Shareholders to be held on May 9, 2005	Items 10-13

Part I

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

     References herein to the “Company” include Agree Realty Corporation, together with its wholly-owned subsidiaries and its majority owned operating partnership, Agree Limited Partnership (Operating Partnership), unless the context otherwise requires.

Item 1. BUSINESS

General

     We are a fully-integrated, self-administered and self-managed real estate investment trust (a “REIT”) that focuses primarily on the development, acquisition and ownership of retail properties net leased to national tenants. We were formed in December 1993 to continue and expand the retail business founded in 1971 by our current President and Chairman, Richard Agree. We specialize in building properties for national retailers who have signed long-term net leases prior to commencement of construction. All of our freestanding property tenants and most of our community shopping center tenants have triple-net leases which typically require the tenant to be responsible for property operating expenses including property taxes, insurance and maintenance. We believe this strategy provides us with a generally consistent source of income and cash for distributions and also provides opportunities for development of additional properties at attractive returns on investment, without the risks associated with speculative development.

     At December 31, 2004, our portfolio consisted of 54 properties, located in 14 states and contained an aggregate of approximately 3.5 million square feet of gross leasable area (GLA). As of December 31, 2004 our portfolio includes 41 freestanding net leased properties and 13 community shopping centers that were 99% leased with a weighted average lease term of approximately 12 years. As of December 31, 2004, approximately 65% of our annualized lease revenue is derived from our top three tenants: Borders Group, Inc. (Borders) – 32%, Walgreen Co. (Walgreen) – 18% and Kmart Corporation (Kmart) - 15%. As of December 31, 2004 approximately 89% of our annualized lease revenue is derived from national tenants.

     We expect to continue to grow our asset base primarily through the development of new retail properties that are pre-leased on a long-term basis to national tenants. Since our initial public offering in 1994, we have developed 45 of our 54 properties. We developed 32 of our 41 freestanding properties and all 13 of our community shopping centers. As of December 31, 2004, the properties that we developed (including the community shopping centers) accounted for 86% of our annualized base rent. We focus on development because we believe it generally provides us a higher return on investment than the acquisition of similarly located properties. We expect to continue to expand our tenant relationships and diversify our tenant base to include other quality national tenants.

Growth Strategy

     Our growth strategy is to continue to develop retail properties pre-leased on a long-term basis to national tenants. We believe that a development strategy combined with substantial pre-leasing will produce superior risk adjusted returns. To effect this strategy, we identify a land parcel that we believe is an attractive retail location for one of our tenant relationships. The location must be in a concentrated retail corridor, have high traffic counts, good visibility and demographics compatible with the needs of the particular retail tenant. Then we propose to that tenant that we execute a long-term net lease for the finished development on that site.

     Once the lease is executed, we purchase the land and pursue all the necessary approvals to begin development. We direct all aspects of the development, including construction, design, leasing and management. Property management and the majority of the leasing activities are handled directly by our personnel. We believe that this hands-on approach to development and property management enhances our ability to maximize the long-term value of our properties.

Financing Strategy

     The majority of our indebtedness is fixed rate, non-recourse and long-term in nature. Whenever possible, we use long-term financing for our properties to match the underlying long-term leases. As of December 31, 2004, the average weighted maturity of our long- term debt was 15.4 years. We intend to limit our floating rate debt to borrowings under our credit facilities, which are primarily used to finance new development and acquisitions. Once development of a project is completed, we typically refinance this floating rate debt with long-term, fixed rate, non-recourse debt. As of December 31, 2004, our total debt was approximately $93 million, consisting of approximately $53.8 million of fixed rate debt at an average interest rate of 6.63% and approximately $39.2 million of floating rate debt, consisting primarily of the credit facilities, at an aggregate weighted average interest rate of 3.78%. We intend to maintain a ratio of total indebtedness (including construction and acquisition financing) to market capitalization of 65% or less.

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

Agree Limited Partnership

     Our assets are held by, and all of our operations are conducted through, Agree Limited Partnership (Operating Partnership), of which we are the sole general partner and held a 90.59% interest as of December 31, 2004. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership.

Recent Developments

     In January 2005 we priced a public offering of 1,000,000 shares of our common stock at an offering price of $28.28 per share resulting in net proceeds of approximately $27.1 million. The net proceeds were used to repay part of our outstanding indebtedness under our credit facility and line of credit.

     In February 2005 the underwriters exercised their over allotment option for an additional 150,000 shares of our common stock at the per share price of $28.28, resulting in net proceeds of approximately $4.1 million. The net proceeds were also used to repay part of our outstanding indebtedness under our credit facility and line of credit.

Headquarters

     Our headquarters are located at 31850 Northwestern Highway, Farmington Hills, MI 48334 and our telephone number is (248) 737-4190. Our web site address is www.agreerealty.com. Agree Realty Corporation’s SEC filings can be accessed through this site.

Risk Factors

     General

     We rely significantly on three major tenants. As of December 31, 2004, we derived approximately 65% of our annualized base rent from three major tenants, Borders, Walgreen and Kmart. In the event of a default by any of these tenants under their leases, we may experience delays in enforcing our rights as lessor and may incur substantial costs in protecting our investment. The bankruptcy or insolvency of any of the major tenants would likely have a material adverse effect on the properties affected and the income produced by those properties and correspondingly our ability to make distributions.

     In November 2004, Kmart announced that Kmart and Sears, Roebuck and Co. had entered into an agreement and plan of merger. In the event the combined operations result in the closing or sale of certain stores, our portfolio of properties could be affected which could have a material adverse effect on our operations.

     In the event that certain tenants cease to occupy a property, although under most circumstances such a tenant would remain liable for its lease payments, such an action may result in certain other tenants having the right to terminate their leases at the affected property, which could adversely affect the future income from that property. As of December 31, 2004, 13 of our properties had tenants with those provisions in their leases.

     We could be adversely affected by a tenant’s bankruptcy. If a tenant becomes bankrupt or insolvent, that could diminish the income we expect from that tenant’s leases. We may not be able to evict a tenant solely because of its bankruptcy. On the other hand, a bankruptcy court might authorize the tenant to terminate its leases with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be subject to statutory limitations that might be substantially less than the remaining rent we are owed under the leases. In addition, any claim we have for unpaid past rent would likely not be paid in full. One of our major tenants, Kmart recently emerged from bankruptcy. As part of their plan of reorganization, Kmart terminated one of our leases and modified two other leases. We cannot predict what effect a future Kmart bankruptcy or the bankruptcy of a major tenant would have on us. A failure by Kmart to successfully implement its reorganization plan or to continue as a going concern could result in Kmart’s inability to maintain its lease payments to us or to attempt to renegotiate to terminate its leases.

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

     Risks associated with borrowing, including loss of properties in the event of a foreclosure. At December 31, 2004, our ratio of indebtedness to market capitalization was approximately 29.1%. The use of leverage presents an additional element of risk in the event that (1) the cash flow from lease payments on our properties is insufficient to meet debt obligations, (2) we are unable to refinance our debt obligations as necessary or on as favorable terms or (3) there is an increase in interest rates. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the property could be foreclosed upon with a consequent loss of income and asset value to us. Under the “cross-default” provisions contained in mortgages encumbering some of our properties, our default under a mortgage with a lender would result in our default under mortgages held by the same lender on other properties resulting in multiple foreclosures.

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

     We are currently in litigation with Borders concerning the rental rate for our Ann Arbor, Michigan property. This litigation could adversely affect our relationship with Borders including future development and acquisition activities. To the extent we are unable to complete future development and acquisition activities with Borders, our operations could be negatively impacted.

     Our portfolio has limited geographic diversification. Our properties are located primarily in the Midwestern United States and Florida. The concentration of our properties in a limited number of geographic regions creates the risk that, should these regions experience an economic downturn, our operations may be adversely affected. Twenty-nine of our properties are located in Michigan. Should Michigan experience an economic downturn, our operations and our rentals from our Michigan properties could be adversely affected.

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

     Risks Associated With Investment In Real Estate

     There are risks associated with owning and leasing real estate. Although our lease terms obligate the tenants to bear substantially all of the costs of operating our properties, investing in real estate involves a number of risks, including:

•	The risk that tenants will not perform under their leases, reducing our income from the leases or requiring us to assume the cost of performing obligations (such as taxes, insurance and maintenance) that are the tenant’s responsibility under the lease.

•	The risk that changes in economic conditions or real estate markets may adversely affect the value of our properties.

•	The risk that local conditions (such as oversupply of similar properties) could adversely affect the value of our properties.

•	The risk that we may not always be able to lease properties at favorable rental rates.

•	The risk that we may not always be able to sell a property when we desire to do so at a favorable price.

•	The risk of changes in tax, zoning or other laws could make properties less attractive or less profitable.

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

     Uncertainties relating to lease renewals and re-letting of space. We are subject to the risks that, upon expiration of leases for space located in our properties, the premises may not be re-let or the terms of re-letting (including the cost of concessions to tenants) may be less favorable than current lease terms. If we are unable to re-let promptly all or a substantial portion of our retailers or if the rental rates upon such re-letting were significantly lower than expected rates, our net income and ability to make expected distributions to stockholders would be adversely affected. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases.

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

     Real estate investments are relatively illiquid. We may desire to sell a property in the future because of changes in market conditions or poor tenant performance or to avail ourselves of other opportunities. We may also be required to sell a property in the future to meet secured debt obligations or to avoid a secured debt loan default. Real estate projects cannot always be sold quickly, and we cannot assure you that we could always obtain a favorable price. We may be required to invest in the restoration or modification of a property before we can sell it.

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

     We may have to borrow funds or sell assets to meet our distribution requirements. Subject to some adjustments that are unique to REITs, a REIT generally must distribute 90% of its taxable income. For the purpose of determining taxable income, we may be required to accrue interest, rent and other items treated as earned for tax purposes but that we have not yet received. In addition, we may be required not to accrue as expenses for tax purposes some items which actually have been paid, including, for example, payments of principal on our debt, or some of our deductions might be disallowed by the Internal Revenue Service. As a result, we could have taxable income in excess of cash available for distribution. If this occurs, we may have to borrow funds or liquidate some of our assets in order to meet the distribution requirement applicable to a REIT.

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

Major Tenants

     As of December 31, 2004, approximately 66% of our gross leasable area was leased to Borders, Walgreen, and Kmart and approximately 65% of our total annualized base rents were attributable to these tenants. At December 31, 2004, Borders occupied approximately 28% of our gross leasable area and accounted for approximately 32% of the annualized base rent. At December 31, 2004, Walgreen Co. occupied approximately 6% of our gross leasable area and accounted for approximately 18% of the annualized base rent. At December 31, 2004, Kmart Corporation occupied approximately 32% of our gross leasable area and accounted for approximately 15% of the annualized base rent. No other tenant accounted for more than 10% of gross leasable area or annualized base rent in 2004. The loss of any of these anchor tenants or the inability of any of them to pay rent would have an adverse effect on our business.

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

     We conducted Phase I environmental studies on the two properties we developed and the three properties we acquired in 2004. The results of these Phase I studies required the Company to perform a Phase II environmental site assessment on two of the properties (which involves soil sampling or ground water analysis). The results of the Phase II environmental study conducted on the properties indicated that no further action was required on one property and that we obtain a baseline environmental assessment on the second property. The baseline environmental assessment also confirmed that no further action was required. In addition, we have no knowledge of any hazardous substances existing on any of our properties in violation of any applicable laws; however, no assurance can be given that such substances are not located on any of the properties. We carry no insurance coverage for the types of environmental risks described above.

     We believe that we are in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Furthermore, we have not been notified by any governmental authority of any noncompliance, liability or other claim in connection with any of the properties.

Employees

     As of February 28, 2005, we employed eight persons. Employee responsibilities include accounting, construction, leasing, property coordination and administrative functions for the properties. Our employees are not covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory.

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

ITEM 2. PROPERTIES

     Our properties consist of 41 freestanding net leased properties and 13 community shopping centers, that as of December 31, 2004 were 99% leased, with a weighted average lease term of 12 years. Approximately 89% of our base rental income was attributable to national retailers. Among these retailers are Borders, Walgreen and Kmart which, at December 31, 2004, collectively represented approximately 65% of our annualized base rent. A majority of our properties were built for or are leased to national tenants who require a high quality location with strong retail characteristics. We developed 32 of our 41 freestanding properties and all 13 of our community shopping centers. Five of our freestanding properties, although not built by us, were acquired as part of our relationship with Borders. Properties we have developed (including our community shopping centers) account for approximately 86% of our annualized base rent for 2005. Our 41 freestanding properties are comprised of 40 retail locations and Borders’ corporate headquarters.

     A substantial portion of our income consists of rent received under net leases. Most of the leases provide for the payment of fixed base rentals monthly in advance and for the payment by tenants of a pro rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping center as well as payment to us of a percentage of the tenant’s sales. We received percentage rents of $63,031, $185,620 and $247,994 for the fiscal years 2004, 2003 and 2002, respectively, and these amounts represented 0.2%, 0.7% and 1.0%, respectively, of our total revenue for these periods. Included in those amounts were percentage rents from Kmart of $-0-, $106,282 and $162,419 for fiscal years 2004, 2003 and 2002, respectively. Leases with Borders do not contain percentage rent provisions. Leases with Walgreen do contain percentage rent provisions; however no percentage rent was received from Walgreen during these periods. Some of our leases require us to make roof and structural repairs, as needed.

Development and Acquisition Summary

     During 2004 we completed the development of two (2) freestanding net leased properties that added 28,210 square feet of gross leasable area to our operating portfolio and cost approximately $6.7 million. The properties are located in Flint, Michigan and are leased to Walgreen Co.

     During 2004 we acquired three (3) freestanding net leased properties that added 27,626 square feet of gross leasable area to our operating portfolio and cost approximately $10.1 million. The properties are located in Webster, New York, Albion, New York and Lansing, Michigan and are leased to Eckerd Drugs (2) and the Fajita Factory.

     During 2004, Borders, our tenant, in two joint venture properties located in Ann Arbor, Michigan and Boynton Beach, Florida repaid $13.8 million that had been contributed by our joint venture partner. As a result of this repayment we became the sole member of the limited liability companies holding the properties. Total assets of the two properties were approximately $13.8 million.

     During 2004 we completed the sale of a single tenant property for $2.2 million. The property was leased to Kmart and was located in Perrysburg, Ohio.

Major Tenants

     The following table sets forth certain information with respect to our major tenants:

		Annualized Base	Percent of Total
	Number	Rent as of	Annualized Base Rent as
	of Leases	December 31, 2004	of December 31, 2004
Borders	18	$9,103,265	32%
Walgreen	14	5,206,306	18
Kmart	13	4,213,717	15

Total	45	$18,523,288	65%

     Borders Group, Inc., (Borders), is a FORTUNE 500 company that trades on the New York Stock Exchange under the symbol “BGP”. Borders, is a leading global retailer of books, music, movies and other information and entertainment items. Headquartered in Ann Arbor, Michigan, Borders operates over 460 Borders Books and Music stores in the United States, as well as 41 international Borders stores, approximately 700 Waldenbooks locations and three United Kingdom based Books etc. stores. BGI employs more than 32,000 people worldwide. We derive approximately 32% of our annualized base rent as of December 31, 2004 from Borders. Borders has reported that its annual revenues for its 2003 fiscal year ended January 25, 2004 were approximately $3,731,000,000; its annual net income for 2003 was approximately $120,000,000 and its total stockholders’ equity at fiscal year end 2003 was approximately of $1,153,000,000.

     Walgreen is a leader of the U.S. chain drugstore industry and trades on the New York Stock Exchange under the symbol “WAG”. It operates over 4,580 stores in 44 states and Puerto Rico and has total assets of approximately $13.3 billion as of August 31, 2004. As of September 15, 2004, Walgreen had a Standard and Poor’s rating of A+ and a Moody’s rating of Aa3. We derived approximately 18% of our annualized base rent as off December 31, 2004 from Walgreen. For its fiscal year ended August 31, 2004, Walgreen reported that its annual net sales were $37,508,200,000 and its annual net income was $1,360,200,000 and that it had shareholders’ equity of $8,228,000,000.

     Kmart is a retailer that operates over 1,500 stores following it emergence from bankruptcy proceedings in May 2003. Kmart’s principal business is general merchandise retailing through a chain of department stores. We derived approximately 15% of our annualized base rent as of December 31, 2004 from Kmart. As of October 27, 2004 Kmart had total liabilities of $4,606,000,000 and shareholders equity of $3,059,000,000. All of our Kmart properties are in the “Big K” format and these Kmart properties average 85,000 square feet per property. In November 2004, Kmart announced it was merging with Sears, Roebuck and Co

     The financial information set forth above with respect to Borders, Walgreen and Kmart was derived from the annual reports on Form 10-K filed by Borders and Walgreen with the SEC with respect to their 2003 fiscal years and the quarterly report on form 10-Q filed by Kmart with the SEC with respect to the third quarter of 2004. Additional information regarding Borders, Walgreen or Kmart may be found in their respective public filings. These filings can be accessed at www.sec.gov.

Location of Properties in the Portfolio

	Number	Total Gross	Percent of GLA Leased
	of	Leasable Area	on
State	Properties	(Sq. feet)	December 31, 2004
California	1	38,015	100%
Florida	4	258,793	100
Indiana	1	15,844	100
Illinois	1	20,000	90
Kansas	2	45,000	100
Kentucky	1	135,009	100
Maryland	2	53,000	100
Michigan	29	2,134,242	99
Nebraska	2	55,000	100
New York	2	27,626	100
Ohio	1	21,000	100
Oklahoma	4	99,282	100
Pennsylvania	1	37,004	100
Wisconsin	3	523,036	100

Total/Average	54	3,462,851	99%

Lease Expirations

     The following table shows lease expirations for the next 10 years for our community shopping centers and wholly-owned freestanding properties, assuming that none of the tenants exercise renewal options.

		December 31, 2004
		Gross Leasable Area		Annualized Base Rent
	Number
	of Leases	Square	Percent		Percent
Expiration Year	Expiring	Footage	of Total	Amount	of Total
2005	19	141,395	4.1%	$781,915	2.8%
2006	38	180,024	5.2%	1,457,649	5.2%
2007	13	68,330	2.0%	491,710	1.7%
2008	26	314,595	9.1%	1,333,143	4.7%
2019	10	162,490	4.7%	732,864	2.6%
2010	10	226,385	6.5%	1,365,727	4.8%
2011	6	178,903	5.2%	1,163,938	4.1%
2012	—	—	—	—	—
2013	1	51,868	1.5%	492,746	1.7%
2014	3	172,958	5.0%	824,206	2.9%

Thereafter	48	1,965,903	56.7%	19,716,896	69.5%

Total	174	3,462,851	100.0%	$28,360,794	100.0%

     We have made preliminary contact with the 19 tenants whose leases expire in 2005. Of those tenants, seven (7) tenants, at their option, have the right to extend their lease term; ten (10) tenants have leases expiring in 2005 and we expect to negotiate lease extensions; and two (2) tenants have a month to month lease arrangement.

Annualized Base Rent of our Properties

     The following is a breakdown of base rents in place at December 31, 2004 for each type of retail tenant:

		Percent of
	Annualized	Annualized
Type of Tenant	Base Rent	Base Rent
National(1)	$25,122,072	89%
Regional(2)	1,999,713	7
Local	1,239,009	4

Total	$28,360,794	100%

     (1) Includes the following national tenants: Borders, Walgreen, Kmart, Wal-Mart, Eckerd Drugs, Fashion Bug, Winn Dixie, Rite Aid, JC Penney, Avco Financial, GNC Group, Radio Shack, Sam Goody, Super Value, Maurices, Payless Shoes, Blockbuster Video, Family Dollar, H&R Block, Sally Beauty, Jo Ann Fabrics, Staples, Best Buy, Dollar Tree, TGI Friday’s, Circuit City and Pier 1 Imports.

     (2) Includes the following regional tenants: Roundy’s Foods, Dunham’s Sports, Christopher Banks, Beal’s Department Stores and Hollywood Video.

Freestanding Properties

     Forty-one (41) of our Properties are freestanding properties which at December 31, 2004 were leased to Borders (18), Circuit City Stores (1), Rite Aid (1), Eckerd Drugs (2), Fajita Factory (1), Citizens Bank (1), Kmart (2), Walgreen (14) and Wal-Mart (1). Our freestanding properties provided $17,469,475, or approximately 61.6% of our total annualized base rent as of December 31, 2004, at an average base rent per square foot of $11.95. These properties contain, in the aggregate, 1,405,046 square feet of gross leasable area or approximately 41% of our total gross leasable area. Our freestanding properties tend to have high traffic counts, are generally located in densely populated areas and are leased to a single tenant on a long term basis. Thirty-two (32) of our forty-one (41) freestanding properties were developed by us. Five (5) of our 41 freestanding properties, although not developed by us, were acquired as part of our relationship with Borders. As of December 31, 2004 our freestanding properties have a weighted average lease term of 15.3 years.

     Our freestanding properties range in size from 4,426 to 458,729 square feet of gross leasable area and are located in the following states: California (1), Florida (3), Indiana (1), Kansas (2), Maryland (2), Michigan (22), Nebraska (2), New York (2), Ohio (1), Oklahoma (4) and Pennsylvania (1).

Freestanding Properties

	Year Completed/		Lease Expiration(2)
Tenant/Location	Expanded	Total GLA	(Option expiration)
Borders,(1) Aventura, FL	1996	30,000	Jan 31, 2016 (2036)
Borders, Columbus, OH	1996	21,000	Jan 23, 2016 (2036)
Borders, Monroeville, PA	1996	37,004	Nov 8, 2016 (2036)
Borders, Norman, OK	1996	24,641	Sep 20, 2016 (2036)
Borders, Omaha, NE	1995	30,000	Nov 3, 2015 (2035)
Borders, Santa Barbara, CA	1995	38,015	Nov 17, 2015 (2035)
Borders, Wichita, KS	1995	25,000	Nov 10, 2015 (2035)
Borders,(1) Lawrence, KS	1997	20,000	Oct 16, 2022 (2042)
Borders, Tulsa, OK	1998	25,000	Sep 30, 2018 (2038)
Borders, Oklahoma City, OK	2002	24,641	Nov 17, 2017 (2037)
Borders, Omaha, NE	2002	25,000	Nov 17, 2017 (2037)
Borders, Indianapolis, IN	2002	15,844	Nov 17, 2017 (2037)
Borders, Columbia, MD	1999	28,000	Oct 16, 2022 (2042)
Borders, Germantown, MD	2000	25,000	Oct 16, 2022 (2042)
Borders Headquarters, Ann Arbor, MI	1996/1998	458,729	Jan 29, 2023 (2043)
Borders, Tulsa, OK	1996	25,000	Sep 30, 2018 (2038)
Borders, Boynton Beach, FL	1996	25,000	July 20, 2024 (2044)
Borders, Ann Arbor, MI	1996	110,000	July 20, 2024 (2044)
Circuit City, Boynton Beach, FL	1996	32,459	Dec 15, 2016 (2036)
Citizens Bank, Flint, MI	2003	4,426	Apr 15, 2023
Eckerd Drugs, Webster, NY	2004	13,813	Feb 24, 2024 (2044)
Eckerd Drugs, Albion, NY	2004	13,813	Oct 12, 2024 (2044)
Fajita Factory, Lansing, MI	2004	(3)	Aug 31,2014 (2032)
Kmart, Grayling, MI	1984	52,320	Sep 30, 2009 (2059)
Kmart, Oscoda, MI	1984/1990	90,470	Sep 30, 2009 (2059)
Rite Aid, Canton Twp, MI	2003	11,180	Oct 31, 2019 (2049)
Sam’s Club, Roseville, MI	2002	(4)	Aug 4, 2022 (2082)
Walgreen, Waterford, MI	1997	13,905	Feb 28, 2018 (2058)
Walgreen, Chesterfield, MI	1998	13,686	July 31, 2018 (2058)
Walgreen, Pontiac, MI	1998	13,905	Oct 31, 2018 (2058)

	Year Completed/		Lease Expiration(2)
Tenant/Location	Expanded	Total GLA	(Option expiration)
Walgreen, Grand Blanc, MI	1998	13,905	Feb 28, 2019 (2059)
Walgreen, Rochester, MI	1998	13,905	June 30, 2019 (2059)
Walgreen, Ypsilanti, MI	1999	15,120	Dec 31, 2019 (2059)
Walgreen,(1) Petoskey, MI	2000	13,905	Apr 30, 2020 (2060)
Walgreen, Flint, MI	2000	14,490	Dec 31, 2020 (2060)
Walgreen, Flint, MI	2001	15,120	Feb 28, 2021 (2061)
Walgreen, N Baltimore, MI	2001	14,490	Aug 31, 2021 (2061)
Walgreen, Flint, MI	2002	14,490	Apr 30, 2027 (2077)
Walgreen, Big Rapids, MI	2003	13,560	Apr 30, 2028 (2078)
Walgreen, Flint, MI	2004	14,560	Feb 28, 2029 (2079)
Walgreen, Flint, MI	2004	13,650	Oct 31, 2029 (2079)

Total		1,405,046

(1)	These properties are subject to long-term ground leases where a third party owns the underlying land and has leased the land to us to construct or operate freestanding properties. We pay rent for the use of the land and we are generally responsible for all costs and expenses associated with the building and improvements. At the end of the lease terms, as extended (Aventura, FL 2036, Lawrence, KS 2027 and Petoskey, MI 2049), the land together with all improvements revert to the land owner. We have an option to purchase the Lawrence property during the period October 1, 2006 to September 30, 2016 and to purchase the Petoskey property after August 7, 2019.

(2)	At the expiration of tenant’s initial lease term, each tenant has an option, subject to certain requirements, to extend its lease for an additional period of time.

(3)	This 2.03 acre property is leased from us by Fajita Factory, LLC pursuant to a ground lease.

(4)	This 12.68 acre property is leased from us by Wal-Mart pursuant to a ground lease.

Joint Venture Properties

     During 1996, seven free-standing properties which we leased to Borders, including Borders’ current corporate headquarters, its former headquarters building and properties operated as Borders Books and Music were developed or acquired directly by seven limited liability companies which we identify as joint ventures, but which are accounted for by us as partnerships. In July 2004, we acquired the interest of our final joint venture partner. Of the seven joint venture properties, we have entered into long-term leases with Borders for six properties. With respect to the seventh property located in Ann Arbor, Michigan, a lease has not been executed because we have not been able to reach agreement with our tenant, Borders, concerning the rental rate. On October 22, 2004, we filed a complaint against Borders pursuant to which we are seeking a judgment ordering Borders to execute a lease for the Ann Arbor property at our determined rental rate. Borders filed an answer disputing our rent calculation and a counterclaim against the plaintiff and a third party complaint against Agree Realty Corporation, seeking a declaratory judgment relating to the rent payable under the long-term lease, damages and other relief. Our Company and Borders have agreed to engage in a non-binding facilitation process in an effort to resolve the dispute. This process is expected to commence during March 2005. The acquired properties are located in Oklahoma City, Oklahoma, Omaha, Nebraska, Indianapolis, Indiana, Boynton Beach, Florida, Tulsa, Oklahoma and Ann Arbor, Michigan (two properties).

Community Shopping Centers

     Thirteen (13) of our properties are community shopping centers ranging in size from 20,000 to 241,458 square feet of gross leaseable area. The community shopping centers are located in five states as follows: Florida (1), Illinois (1), Kentucky (1), Michigan (7) and Wisconsin (3). Our community shopping centers tend to be located in high traffic, market dominant centers in which customers of our tenants purchase day-to-day necessities. Our community shopping centers are anchored by national tenants.

     The location, general character and primary occupancy information with respect to the community shopping centers as of December 31, 2004 are set forth below:

		Gross		Average	Percent	Percent
	Year	Leasable		Base	Occupied at	Leased at	Anchor Tenants (Lease
	Completed/	Area	Annualized	Rent per	December 31,	December 31,	expiration/Option period
Property Location	Expanded	Sq. Ft.	Base Rent (2)	Sq. Ft. (3)	2004	2004 (4)	expiration) (5)
Capital Plaza,(1)	1978/ 1991	135,009	$368,568	$2.73	75%	100%	Kmart(2008/2053)
Frankfort, KY							Winn Dixie(2010/2035)
							Fashion Bug(2005/2025

Charlevoix Commons	1991	137,375	654,245	4.96	72%	98%	Kmart (2015/2065)
Charlevoix, MI							Roundy’s (2011-2031)

Chippewa Commons	1991	168,311	950,983	5.65	100%	100%	Kmart (2014/2064)
Chippewa Falls, WI							Roundy’s (2011/2031)
							Fashion Bug (2006/2021)

Iron Mountain Plaza	1991	176,352	872,443	5.09	97%	97%	Kmart (2015/2065)
Iron Mountain, MI							Roundy’s (2011/2031)
							Fashion Bug (2007/2022)

Ironwood Commons	1991	185,535	907,327	5.00	98%	98%	Kmart (2015/2065)
Ironwood, MI							Super Value (2011/2036)
							Fashion Bug (2007/2022)

Marshall Plaza	1990	119,279	665,081	5.58	100%	100%	Kmart (2015/2065)
Marshall, MI

Mt. Pleasant Shopping Center	1973/1997	241,458	1,093,535	4.53	100%	100%	Kmart (2008/2048) J.C. Penney Co. (2005/2020)
Mt. Pleasant, MI							Staples, Inc. (2010/2025)
							Fashion Bug (2006/2026)

North Lakeland Plaza	1987	171,334	1,267,921	7.40	100%	100%	Best Buy (2013/2028)
Lakeland, FL							Beall’s (2015/2025)

Petoskey Town Center	1990	174,870	1,067,542	6.10	100%	100%	Kmart (2015/2065)
Petoskey, MI							Roundy’s (2010/2030)
							Fashion Bug (2007/2022)

Plymouth Commons	1990	162,031	976,521	6.03	100%	100%	Kmart (2015/2065)
Plymouth, WI							Roundy’s (2010/2030)
							Fashion Bug (2006/2021)

		Gross		Average	Percent	Percent
	Year	Leasable		Base	Occupied at	Leased at	Anchor Tenants (Lease
	Completed/	Area	Annualized	Rent per	December 31,	December 31,	expiration/Option period
Property Location	Expanded	Sq. Ft.	Base Rent (2)	Sq. Ft. (3)	2004	2004 (4)	expiration) (5)
Rapids Associates	1990	173,557	958,482	5.52	74%	100%	Kmart (2015/2065)
Big Rapids, MI							Roundy’s (2010/2030)
							Fashion Bug (2006/2021)

Shawano Plaza	1990	192,694	994,671	5.16	100%	100%	Kmart (2014/2064)
Shawano, WI							Roundy’s (2010/2030)
							J.C. Penney Co. (2005/2025)
							Fashion Bug (2006/2021)

West Frankfort Plaza	1982	20,000	114,000	6.33	90%	90%	Fashion Bug (2007)
West Frankfort, IL

Total/Average		2,057,805	$10,891,319	$5.33	94%	99%

(1)	All community shopping centers except Capital Plaza (which is subject to a long-term ground lease expiring in 2053 from a third party) are wholly-owned by us.

(2)	Total annualized base rents of the Company as of December 31, 2004.

(3)	Calculated as total annualized base rents, divided by gross leaseable area actually leased as of December 31, 2004.

(4)	Roundy’s has sub-leased the space it leases at Iron Mountain Plaza (35,285 square feet, rented at a rate of $5.87 per square foot) and leases but does not currently occupy, the 35,896 square feet it leases at Charlevoix Commons at a rate of $5.97 per square foot and the 44,478 square feet it leases at Rapids Associates at a rate of $6.00 per square foot. The Iron Mountain and Charlevoix leases expire in 2011 and the Rapids Associates lease expires in 2010 (assuming they are not extended by Roundy’s).

(5)	The option to extend the lease beyond its initial term is only at the option of the tenant.

ITEM 3. LEGAL PROCEEDINGS

     On October 22, 2004, we filed a complaint against Borders pursuant to which we are seeking a judgment ordering Borders to execute a lease for the Ann Arbor property at our determined rental rate. Borders filed an answer disputing our rent calculation and a counterclaim against the plaintiff and a third party complaint against Agree Realty Corporation, seeking a declaratory judgment relating to the rent payable under the long-term lease, damages and other relief. Our Company and Borders have agreed to engage in a non-binding facilitation process in an effort to resolve the dispute.

     We are not presently involved in any other litigation nor, to our knowledge, is any other litigation threatened against us, except for routine litigation arising in the ordinary course of business which is expected to be covered by our liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 2004.

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

Market Information

			Dividends Per
	High	Low	Common Share
Quarter Ended

March 31, 2004	$32.75	$27.67	$0.485
June 30, 2004	$32.55	$22.78	$0.485
September 30, 2004	$29.05	$24.50	$0.490
December 31, 2004	$31.88	$27.60	$0.490

March 31, 2003	$20.44	$17.00	$0.480
June 30, 2003	$25.62	$19.35	$0.485
September 30, 2003	$24.98	$22.68	$0.485
December 31, 2003	$28.50	$24.41	$0.485

     At December 31, 2004, there were 6,487,846 shares of our common stock issued and outstanding which were held by approximately 215 stockholders of record. The stockholders of record do not reflect persons or entities who held their shares in nominee or “street” name.

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

     During the year ended December 31, 2004, we did not sell any unregistered securities, except the grant, under our 1994 Stock Incentive Plan (the Plan), of 41,126 shares of restricted stock to certain of our employees. The transfer restrictions on such shares lapse in equal annual installments over a five-year period from the date of the grant, but the holder thereof is entitled to receive dividends on all such shares from the date of the grant. On January 1, 2004 the Company redeemed 6,000 shares of restricted stock previously issued under the Plan.

     In January 2005 we priced a public offering of 1,000,000 shares or our common stock at an offering price of $28.28 per share resulting in net proceeds of approximately $27.1 million. In February 2005 the underwriters exercised their over allotment option for an additional 150,000 shares at the same per share price resulting in net proceeds of approximately $4.1 million.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth our selected financial information on a historical basis and should be read in conjunction with “Management Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Form 10-K. Certain amounts have been reclassified to conform to the current presentation of discontinued operations. The balance sheet for the periods ending December 31, 2000 through 2004 and operating date for each of the periods presented were derived from our audited financial statements.

Selected Financial Data

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	Dec 31,	Dec 31,	Dec 31,	Dec31,	Dec 31,
	2004	2003	2002	2001	2000
Operating Data

Total Revenue	$29,929	$27,227	$24,032	$23,128	$22,183

Expenses

Property expense (1)	4,524	4,418	4,014	3,622	3,554
General and administrative	2,849	2,275	2,012	1,807	1,557

Interest	4,507	5,684	6,196	6,720	7,045
Early extinguishment of debt	—	961	—	—	—
Depreciation and amortization	4,437	4,024	3,654	3,565	3,414

Total Expenses	16,317	17,362	15,876	15,714	15,570

Other Income (2)	217	438	674	913	522

Income before Minority Interest and Discontinued Operations	13,829	10,303	8,830	8,327	7,135

Minority Interest	1,304	1,167	1,161	1,102	948

Income before Discontinued Operations	12,525	9,136	7,669	7,225	6,187
Gain on Sale of Asset From Discontinued Operations	523	740	—	—	—
Income From Discontinued Operations	75	596	1,103	841	911

Net Income	$13,123	$10,472	$8,772	$8,066	$7,098

Number of Properties	54	50	48	47	45

Number of Square Feet	3,463	3,495	3,699	3,556	3,526

Percentage Leased	99%	97%	99%	99%	96%

Per Share Data

Income before discontinued operations	$1.94	$1.77	$1.75	$1.66	$1.43
Discontinued operations	.09	.22	.22	.17	.18

Net income	$2.03	$1.99	$1.97	$1.83	$1.61

Cash dividends	$1.95	$1.94	$1.84	$1.84	$1.84

Weighted average of common shares outstanding – Dilutive	6,475	5,276	4,447	4,417	4,396

Balance Sheet Data
Real Estate (before accumulated depreciation)	$253,293	$221,225	$210,986	$196,486	$191,048

Total Assets	$215,702	$191,686	$178,162	$167,511	$166,052
Total debt, including accrued interest	$93,307	$84,203	$115,534	$105,946	$104,407

(1)	Property expense includes real estate taxes, property maintenance, insurance, utilities and land lease expense.

(2)	Other income is composed of development fee income, gain on land sales, and equity in net income of unconsolidated entities.

(3)	Net income per share has been computed by dividing the net income by the weighted average number of shares of Common Stock outstanding. The per share amounts are presented in accordance with SFAS No. 128 “Earnings per share.” The Company’s basic and diluted earnings per share are the same.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We were established to continue to operate and expand the retail property business of our predecessor. We commenced our operations in April 1994. Our assets are held by, and all operations are conducted through, Agree Limited Partnership (the Operating Partnership), of which Agree Realty Corporation is the sole general partner and held a 90.59% interest as of December 31, 2004. We are operating so as to qualify as a real estate investment trust (REIT) for federal income tax purposes.

     On August 4, 2003, we completed an offering of 1,700,000 shares of common stock at $23.50 per share; on August 12, 2003 the underwriters exercised their over allotment option for an additional 255,000 shares at the same per share price (collectively, the 2003 Offering). The net proceeds from the 2003 Offering of approximately $43.2 million were used to repay amounts outstanding under our credit facility.

     On January 25, 2005 we completed an offering of 1,000,000 shares of common stock at $28.28 per share; on February 7, 2005 the underwriter exercised its over allotment option for an additional 150,000 shares at the same per share price (collectively the 2005 Offering). The net proceeds from the 2005 Offering of approximately $31.2 million were used to repay amounts outstanding under our credit facility.

     We have thirteen (13) leases with Kmart Corporation. Eleven (11) of the Kmart stores are currently anchors in our community shopping centers and two (2) Kmart stores are freestanding net leased properties. The Kmart stores in our portfolio provided 15% of our annual base rent as of December 31, 2004. As of December 31, 2004, all of our Kmart stores were open and operating as Kmart discount stores.

     The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included elsewhere in this Form 10-K.

Recent Accounting Pronouncements

     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), to expand and clarify SFAS No. 123 in several areas. The Statement requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. This statement is effective for the interim reporting periods beginning after June 15, 2005. We do not expect that our financial statements will be materially impacted by SFAS No. 123(R).

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

     We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the Code), commencing with our 1994 tax year. As a result, we are not subject to federal income taxes to the extent that we distribute annually at lease 90% of our taxable income to our shareholders and satisfy certain other requirements defined in the Code. Accordingly, no provision was made for federal income taxes in the accompanying consolidated financial statements.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

     Minimum rental income increased $2,672,000, or 11%, to $26,778,000 in 2004, compared to $24,106,000 in 2003. The increase resulted from rental increases of $251,000 from existing properties; an increase of $909,000 due to additional rent resulting from the acquisition of our joint venture partner’s interest in two joint venture properties in 2003 and two joint venture properties in 2004; an increase of $640,000 from the acquisition of one property in 2003 and three properties in 2004; an increase of $533,000 from the development of one property in 2003 and two properties in 2004; and the receipt of a lease termination payment from Kmart with regard to their Lakeland, Florida store in the amount of $339,000.

     Percentage rents decreased $123,000, or 66%, to $63,000 in 2004, compared to $186,000 in 2003. The decrease was primarily the result of decreased tenant sales ($89,000) and the refund of ($34,000) pertaining to percentage rent paid in error by a tenant in 2003.

     Operating cost reimbursements increased $123,000, or 4%, to $3,055,000 in 2004, compared to $2,932,000 in 2003. Operating cost reimbursement increased due to the increase in the reimbursable property operating expenses as explained below. Included in 2004 and 2003 operating cost reimbursements are bad debt recoveries of $100,000 and $65,000, respectively as a result of the decrease in the allowance for bad debts.

     Other income increased $30,000 to $33,000 in 2004, compared to $3,000 in 2003. Other income increased due to the sale of signage at one of our properties.

     Real estate taxes increased $33,000, or 2%, to $1,806,000 in 2004 compared to $1,773,000 in 2003. The increase is the result of general assessment increases on the properties and additional real estate taxes related to a closed Kmart store.

     Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $72,000, or 4%, to $1,980,000 in 2004 compared to $1,908,000 in 2003. The increase was the result of a reduction in shopping center maintenance expenses of ($73,000); increased snow removal costs of $98,000; a decrease in utility costs of ($7,000); and an increase in insurance costs of $54,000 in 2004 versus 2003.

     Land lease payments remained constant at $737,000 for 2004 and 2003.

     General and administrative expenses increased $573,000, or 25%, to $2,848,000 in 2004 compared to $2,275,000 in 2003. The increase was primarily the result of an increase in compensation related expenses of $244,000; increased general state taxes of $80,000; increased contracted services to investigate development opportunities of $196,000; costs associated with Sarbanes-Oxley compliance of $24,000 and property management related expenses of $23,000. General and administrative expenses as a percentage of rental income increased from 9.4% for 2003 to 10.6% for 2004.

     Depreciation and amortization increased $413,000, or 10%, to $4,437,000 in 2004 compared to $4,024,000 in 2003. The increase was the result the acquisition of one property in 2003 and three properties in 2004; the acquisition of the joint venture partner’s interest in one joint venture property in 2003 and two Joint Venture Properties in 2004 and the development of two properties in 2003 and two properties in 2004.

     Interest expense decreased $1,177,000, or 21%, to $4,507,000 in 2002, from $5,684,000 in 2003. The decrease in interest expense was the result of decreased borrowings as a result of the reduction in outstanding indebtedness from the net proceeds from the issuance of additional common stock.

     Early extinguishment of debt totaled $961,000 in 2003, as a result of our repaying in 2003 three mortgages totaling approximately $37,000,000 prior to their scheduled maturity. In connection with these repayments we incurred pre-payment penalties of $555,000 and wrote-off unamortized mortgage costs in the amount of $406,000. There was no early extinguishment of debt in 2004.

     Equity in net income of unconsolidated entities decreased $221,000 to $217,000 in 2004 compared to $438,000 in 2003 as a result of the acquisition of the joint venture partner’s interest in one joint venture property in 2003 and two joint venture properties in 2004.

     The Company’s income before minority interest and discontinued interest increased $3,526,000, or 34%, to $13,829,000 in 2004, from $10,303,000 in 2003 as a result of the foregoing factors.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

     Minimum rental income increased $2,877,000, or 14%, to $24,106,000 in 2003, compared to $21,229,000 in 2002. The increase was the result of rental increases of $511,000 from existing properties; an increase of $1,953,000 due to additional rent resulting from the acquisition of our joint venture partner’s interest in three joint venture properties in 2002 and two joint venture properties in 2003; an increase of $387,000 from the development of one property in 2002 and two properties in 2003; and an increase of $26,000 from the acquisition of one property in 2003.

     Percentage rental income decreased $62,000, or 25%, to $186,000 in 2003, compared to $248,000 in 2002. The decrease was the result of a decrease in percentage rent received from Kmart of $56,000; and a decrease in percentage rent received from other tenants of $6,000.

     Operating cost reimbursements increased $386,000, or 15%, to $2,932,000 in 2003, compared to $2,546,000 in 2002. Operating cost reimbursement increased due to the increase in the reimbursable property operating expenses as explained below.

     Other income remained relatively constant at $3,000 in 2003, compared to $9,000 in 2002

     Real estate taxes increased $79,000, or 5%, to $1,773,000 in 2003 compared to $1,694,000 in 2002. The increase is the result of general assessment increases of $32,000 and additional real estate taxes of $47,000 which we are now required to pay as a result of the closing of the Kmart store in Lakeland, Florida.

     Property operating expenses increased $327,000, or 21%, to $1,908,000 in 2003 compared to $1,581,000 in 2002. The increase was the result of additional shopping center maintenance of $57,000; increased snow removal costs of $36,000; an increase in utility costs of $22,000; and an increase in insurance costs of $212,000 in 2003 versus 2002.

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

     Depreciation and amortization increased $370,000, or 10%, to $4,024,000 in 2003 compared to $3,654,000 in 2002. The increase was the result of the development of one property in 2002 and two properties in 2003; the acquisition of one property in 2003; and the acquisition of the joint venture partner’s interest in three joint venture properties in 2002 and two joint venture properties in 2003.

     Interest expense decreased $512,000, or 8%, to $5,684,000 in 2003, from $6,196,000 in 2002. The decrease in interest expense was the result of decreased borrowings as a result of the reduction in outstanding indebtedness with the net proceeds from the issuance of additional common stock.

     Early extinguishment of debt totaled $961,000 in 2003, as a result of the Company repaying in 2003 three mortgages totaling approximately $37,000,000 prior to their scheduled maturity. In connection with these repayments we incurred pre-payment penalties of $555,000 and wrote-off unamortized mortgage costs in the amount of $406,000. There was no early extinguishment of debt in 2002.

     Equity in net income of unconsolidated entities decreased $235,000, or 35%, to $438,000 in 2003 compared to $674,000 in 2002 as a result of the acquisition of our joint venture partner’s interest in three joint venture properties in 2002 and two joint venture properties in 2003.

     The Company’s income before minority interest and discontinued operations increased $1,473,000, or 17%, to $10,303,000 in 2003, from $8,830,000 in 2002 as a result of the foregoing factors.

Liquidity and Capital Resources

     Our principal demands for liquidity are distributions to our shareholders, debt service, development of new properties and future property acquisitions.

     During the quarter ended December 31, 2004, we declared a quarterly dividend of $.49 per share. The dividend was paid on January 6, 2005 to holders of record on December 23, 2004.

     As of December 31, 2004, we had total mortgage indebtedness of $53,808,689 with a weighted average interest rate of 6.63%. Future scheduled annual maturities of mortgages payable for the years ending December 31 are as follows: 2005 - $2,189,578; 2006 - $2,454,764; 2007 - $2,621,920; 2008 - $2,781,076; 2009 - $2,970,466. The mortgage debt is all fixed rate, self-amortizing debt.

     In addition, the Operating Partnership has in place a $50 million credit facility with Standard Federal Bank, as the agent (Credit Facility), which is guaranteed by the Company. The Credit Facility matures in November 2006 and can be extended for an additional three years. During the three year extension period we will have no further ability to borrow under this facility and will be required to repay a portion of the unpaid principal on a quarterly basis. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the lender’s prime rate, at the our option, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the properties which are not otherwise encumbered and properties to be acquired or developed. As of February 15, 2005, $13,000,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 3.87%.

     We also have in place a $5 million line of credit (Line of Credit), which matures on June 30, 2005, and which we expect to renew for an additional 12-month period. The Line of Credit bears interest at the lender’s prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at our option. The purpose of the Line of Credit is to provide working capital and fund land options and start-up costs associated with new projects. As of February 15, 2005, $-0- was outstanding under the Line of Credit.

     The following table outlines our contractual obligations (in thousands) as of December 31, 2004.

	Total	Yr 1	2-3 Yrs	4-5 Yrs	Over 5 Yrs

Mortgages Payable	$53,809	$2,190	$5,077	$5,751	$40,791

Notes Payable	39,200	200	1,040	37,960	—

Land Lease Obligations	14,347	765	1,543	1,512	10,527

Other Long-Term Liabilities	—	—	—	—

Total	$107,356	$3,155	$7,660	$45,223	$51,318

     We have three development projects under construction that will add an additional 44,199 square feet of GLA to our portfolio. The projects are expected to be completed during the second quarter of 2005. Additional funding required for this project is estimated to be approximately $5,500,000 and will come from the Credit Facility.

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

Funds from Operations

     We consider Funds from Operations (“FFO”) to be a useful supplemental measure to evaluate our operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO can help an investor compare the operating performance of our real estate between periods or compare such performance to that of different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that uses historical cost accounting is insufficient by itself.

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

     The following table illustrates the calculation of FFO for the years ended December 31, 2004, 2003 and 2002:

	Year ended December 31,
	2004	2003	2002

Net income	$13,123,020	$10,471,746	$8,772,330
Depreciation of real estate assets	4,379,912	4,164,691	3,840,636
Amortization of leasing costs	45,178	55,182	68,325
Minority interest	1,366,347	1,338,046	1,328,233
Gain on sale of assets	(577,168)	(834,669)	—

Funds from Operations	$18,337,289	$15,194,996	$14,009,524

Weighted average shares and OP Units outstanding	7,148,664	5,946,070	5,120,338

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	2005	2006	2007	2008	2009	Thereafter	Total
Fixed rate debt	2,189	2,455	2,622	2,781	2,971	40,791	53,809
Average interest rate	6.63	6.63	6.63	6.63	6.63	6.63	—

Variable rate debt	200	260	1,040	1,040	36,660	—	39,200

Average interest rate	4.75	3.77	3.77	3.77	3.77	—	—

     The fair value (in thousands) is estimated at $54,000 and $39,200 for fixed rate debt and variable rate debt, respectively.

     The table above incorporates those exposures that exist as of December 31, 2004; it does not consider those exposures or position, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

     The Company does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.

     A 10% adverse change in interest rates on the portion of the Company’s debt bearing interest at variable rates would result in an increase in interest expense of approximately $153,000.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Form 10-K and are included in this Form 10-K following page F-1.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During our last two fiscal years, there have been no changes in the independent accountants or disagreements with such accountants as to accounting and financial disclosures of the type required to be disclosed in this Item 9.

ITEM 9A	CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”).

     Based on this evaluation, and due to the material weakness in our internal control over financial reporting (as described below in Management’s Report on Internal Control over Financial Reporting), our chief executive officer and chief financial officer concluded that as of December 31, 2004, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during its most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

     Our audit committee will engage independent third party consultants to perform periodic reviews of our financial reporting process to help mitigate the material weakness in our internal controls described in Management’s Report on Internal Control and Financial Reporting.

     Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issued and instances of fraud, if any, have been detected.

Report of Management on Agree Realty Corporation’s Internal Control Over Financial Reporting

     We, as members of management of Agree Realty Corporation, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

     Because of its inherent limitations, our internal controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

     Management has identified and reported to the audit committee a material weakness in our internal controls regarding the segregation of duties resulting from the fact that we do not have an accounting staff sufficient to enable us to comply with acceptable internal controls under Section 404 of Sarbanes-Oxley of 2002. At December 31, 2004, we had seven employees, one of which (our Chief Financial Officer) was engaged full time in the period-end financial reporting process.

     We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, assessed the our internal control over financial reporting as of December 31, 2004, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of the material weakness described above, management has concluded that our internal control was not effective as of December 31, 2004.

     Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Report of Independent Registered Public Accounting Firm

     To the Board of Directors and Owners of Agree Realty Corporation

     We have audited management’s assessment, included in the accompanying “Report of Management on Agree Realty Corporation’s Internal Control Over Financial Reporting”, that Agree Realty Corporation (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the lack of segregation of duties over the period-end financial reporting process, based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Agree Realty Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The Company has identified a material weakness as a result of the lack of segregation of duties in the period-end financial reporting process. The Chief Financial Officer (“CFO”) is the only employee with any significant knowledge of generally accepted accounting principles. The CFO is also the sole employee in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the preparation of account reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated February 11, 2005 on those financial statements.

     In our opinion, management’s assessment that Agree Realty Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Agree Realty Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

BDO Seidman, LLP
Troy, Michigan
February 11, 2005

Changes in Internal Control over Financial Reporting

     There were not changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2004.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 9, 2005.

ITEM 11.	EXECUTIVE COMPENSATION

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 9, 2005.

     The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of December 31, 2004.

	Number of securities to be	Weighted average
	issued upon exercise of	exercise price of outstanding	Number of securities
	outstanding options,	options, warrants and	remaining available for
Plan category	warrants and rights	rights	future issuance

Equity compensation plans approved by security holders	4,900	$19.50	191,147

Equity compensation plans not approved by security holders	—	—	—

Total	4,900	$19.50	191,147

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 9, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 9, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 9, 2005.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)	The following documents are filed as part of this Report

	(1) (2)	The financial statements indicated by Part II, Item 8, Financial Statements and Supplementary Data.

(b)	Exhibits

3.1		Articles of Incorporation and Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (Registration Statement No. 33-73858, as amended (“Agree S-11”))

3.2		Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Agree S-11)

4.1		Rights Agreement by and between Agree Realty Corporation and BankBoston, N.A. as Rights Agent dated as of December 7, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 7, 1998)

10.1		First Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of April 22, 1994, by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.6 to the 1996 Form 10-K)

10.2		Amended and Restated Registration Rights Agreement, dated July 8, 1994 by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994)

10.3		Contribution Agreement, dated as of April 21, 1994, by and among the Company, Richard Agree, Edward Rosenberg and the co-partnerships named therein (incorporated by reference to Exhibit 10.10 to the 1996 Form 10-K)

10.4	+	Agree Realty Corporation Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to the 1996 Form 10-K)

10.5		Line of Credit Agreement by and among Agree Limited Partnership, the Company, the lenders parties thereto, and Michigan National Bank as Agent (incorporated by reference to Exhibit 10.10 to the 1995 Form 10-K)

10.6		First amendment to $5 million business loan agreement dated September 21, 1997 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to Exhibit 10.2 to the September 1997 Form 10-Q)

10.7		Second amendment to amended and restated $5 million business Loan agreement dated October 19, 1998 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.8	+	Employment Agreement, dated July 1, 2004, by and between the Company and Richard Agree (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2004 (June 2004 Form 10- Q))

10.9	+	Employment Agreement, dated July 1, 2004, by and between the Company, and Kenneth R. Howe (incorporated by reference to exhibit 10.2 to the June 1999 Form 10-Q)

10.10		Third amendment to amended and restated $5 million business Loan agreement dated December 19, 1999 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to exhibit 10.17 to the 1999 Form 10-K)

10.11		Trust Mortgage dated as of June 27, 1999 from Agree Facility No. 1, L.L.C. as Grantor to Manufacturers and Traders Trust Company (incorporated by reference to exhibit 10.4 to the June 1999 Form 10-Q)

10.12	+	Employment Agreement, dated January 10, 2000, by and between the Company, and David J. Prueter (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000

10.13		Fourth amendment to amended and restated $5 million business Loan agreement dated February 19, 2001 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”))

10.14		Mortgage dated as of December 20, 2001, by Agree Limited Partnership to and in favor of Nationwide Life Insurance Company (incorporated by reference to exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 from 10-K))

10.15		Fifth amendment to amended and restated $5 million business Loan agreement dated April 30, 2002 between Agree Limited Partnership and Standard Federal Bank (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the “June 2002 Form 10-Q”))

10.16		Project Loan Agreement dated as of April 30, 2002 between Royal Identify Company (together with its successors and assigns) and Lawrence Store No. 203 L.L.C. (together with its permitted successors and assigns) (incorporated by reference to exhibit 10.2 to the June 2002 Form 10-Q)

10.17		Project Loan Agreement dated as of November 25, 2002 between Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee, and Indianapolis Store No. 16 L.L.C.

10.18		Project Loan Agreement dated as of January 30, 2003 between Modern Woodman of America and Phoenix Drive L.L.C. (incorporated by reference to exhibit 10.1 to the March 31, 2003 Form 10-Q)

10.19		Sixth amendment to amended and restated $5 million business loan agreement dated April 30, 2003, between Agree Limited Partnership and Standard Federal Bank (incorporated by reference to exhibit 10.1 to the June 30, 2003 Form 10-Q)

10.20		Amended and Restated $50 million Line of Credit agreement dated November 5, 2003, among Agree Realty Corporation, Standard Federal Bank and Bank One. (incorporated by reference to exhibit 10.1 to the Sep 30, 2003 Form 10-Q)

10.21		Indemnity Deed of Trust and Security Agreement dated October 31, 2003, by Agree – Columbia Crossing Project, L.L.C., and Nationwide Life Insurance Company

10.22		Indemnity Deed of Trust and Security Agreement dated October 31, 2003, by Agree-Milestone Center Project, L.L.C., and Nationwide Life Insurance Company

10.23		Mortgage and Security Agreement dated October 31, 2003, by Oklahoma Store No. 151, L.L.C. and Nationwide Life Insurance Company

10.24		Deed of Trust and Security Agreement dated October 31, 2003, by Omaha Store No. 166, L.L.C. and Nationwide Life Insurance Company

10.25	* +	The Company’s 2005 Equity Incentive Plan

21.1	*	Subsidiaries of Agree Realty Corporation

23	*	Consent of BDO Seidman, LLP

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

32.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer

32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

32.2	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer

*	Filed herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

     PURSUANT to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGREE REALTY CORPORATION
By:	/s/ Richard Agree

Name:	Richard Agree
President and Chairman of the
Board of Directors
Date:	March 14, 2005

     PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March 2005.

By:	/s/ Richard Agree	By:	/s/ Farris G. Kalil

	Richard Agree		Farris G. Kalil
	President and Chairman of the		Director
Board of Directors
(Principal Executive Officer)

		By:	/s/ Michael Rotchford

Michael Rotchford
Director

By:	/s/ Kenneth R. Howe	By:	/s/ Ellis G. Wachs

	Kenneth R. Howe		Ellis G. Wachs
	Vice President, Finance and		Director
Secretary
(Principal Financial and
Accounting Officer)
		By:	/s/ Gene Silverman

Gene Silverman
Director

		By:	/s/ Leon M. Schurgin

Leon M. Schurgin
Director

Agree Realty Corporation

Financial Statements
Years Ended December 31, 2004, 2003 and 2002

Agree Realty Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Owners of
Agree Realty Corporation
Farmington Hills, Michigan

We have audited the accompanying consolidated balance sheets of Agree Realty Corporation (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. We have also audited the schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agree Realty Corporation at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the Standards of the Public Company Accounting Oversight Board, the effectiveness of Agree Realty Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 11, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effectiveness of internal control over financial reporting.

BDO SEIDMAN, LLP

Troy, Michigan
February 11, 2005

Agree Realty Corporation

Consolidated Balance Sheets

December 31,	2004	2003

Assets

Real Estate Investments (Notes 3, 4 and 5)
Land	$70,592,068	$56,848,606
Buildings	180,595,915	161,265,188
Property under development	2,104,553	3,110,835

	253,292,536	221,224,629
Less accumulated depreciation	(41,727,987)	(38,475,767)

Net Real Estate Investments	211,564,549	182,748,862

Cash and Cash Equivalents	587,524	1,004,090
Cash - Restricted	—	4,309,914
Accounts Receivable - Tenants, net of allowance of $20,000 and $120,000 for possible losses	627,298	622,337

Investments In and Advances To Unconsolidated Entities	—	330,316

Unamortized Deferred Expenses
Financing costs	1,003,169	1,155,427
Leasing costs	258,316	231,344

Other Assets	1,661,504	1,283,424

	$215,702,360	$191,685,714

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Balance Sheets

December 31,	2004	2003

Liabilities and Stockholders’ Equity

Mortgages Payable (Note 3)	$53,808,689	$55,967,378

Construction Loans (Note 4)	—	1,569,000

Notes Payable (Note 5)	39,200,000	26,500,000

Dividends and Distributions Payable (Note 6)	3,509,083	3,447,328

Deferred Revenue	13,483,054	—

Accrued Interest Payable	298,115	167,099

Accounts Payable
Capital expenditures	393,711	570,363
Operating	1,441,877	1,408,272

Tenant Deposits	60,989	47,099

Total Liabilities	112,195,518	89,676,539

Minority Interest (Note 7)	5,874,855	5,821,739

Stockholders’ Equity (Note 6)
Common stock, $.0001 par value; 20,000,000 shares authorized; 6,487,846 and 6,434,345 shares issued and outstanding	649	643
Additional paid-in capital	109,599,965	108,251,813
Deficit	(10,726,663)	(11,227,636)

	98,873,951	97,024,820
Less: unearned compensation - restricted stock (Note 9)	(1,241,964)	(837,384)

Total Stockholders’ Equity	97,631,987	96,187,436

	$215,702,360	$191,685,714

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Income

Year Ended December 31,	2004	2003	2002

Revenues
Minimum rents	$26,778,024	$24,106,002	$21,229,087
Percentage rents	63,031	185,620	247,994
Operating cost reimbursement	3,055,019	2,932,398	2,546,105
Other income	32,716	2,885	9,250

Total Revenues	29,928,790	27,226,905	24,032,436

Operating Expenses
Real estate taxes	1,806,324	1,773,060	1,694,031
Property operating expenses	1,980,263	1,907,568	1,580,804
Land lease payments	737,460	736,793	738,915
General and administrative	2,848,414	2,275,177	2,011,854
Depreciation and amortization	4,437,034	4,023,876	3,654,307

Total Operating Expenses	11,809,495	10,716,474	9,679,911

Income From Continuing Operations	18,119,295	16,510,431	14,352,525

Other Income (Expense)
Interest expense, net	(4,506,712)	(5,684,200)	(6,196,153)
Early extinguishment of debt	—	(961,334)	—
Equity in net income of unconsolidated entities	216,837	438,489	673,580

Total Other Expense	(4,289,875)	(6,207,045)	(5,522,573)

Income Before Minority Interest and Discontinued Operations	13,829,420	10,303,386	8,829,952

Minority Interest	1,304,115	1,167,267	1,161,148

Income Before Discontinued Operations	12,525,305	9,136,119	7,668,804

Gain on Sale of Asset From Discontinued Operations, net of minority interest of $54,427 and $94,575	522,741	740,094	—

Income From Discontinued Operations, net of minority interest of $7,805, $76,204 and $167,085	74,974	595,533	1,103,526

Net Income	$13,123,020	$10,471,746	$8,772,330

Basic and Diluted Earnings Per Share (Note 2)
Income before discontinued operations	$1.94	$1.74	$1.72
Discontinued operations	.09	.25	.25

Earnings Per Share	$2.03	$1.99	$1.97

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Stockholders’ Equity

			Additional		Unearned
	Common Stock		Paid-In		Compensation -
	Shares	Amount	Capital	Deficit	Restricted Stock

Balance, January 1, 2002	4,416,869	$442	$63,937,682	$(11,724,832)	$(581,339)

Issuance of shares under the Stock Incentive Plan	37,662	3	680,030	—	(482,900)
Shares redeemed under the Stock Incentive Plan	(6,000)	—	(110,940)	—	—
Vesting of restricted stock	—	—	—	—	315,245
Dividends declared, $1.84 per share	—	—	—	(8,182,997)	—
Net income	—	—	—	8,772,330	—

Balance, December 31, 2002	4,448,531	445	64,506,772	(11,135,499)	(748,994)
Issuance of common stock, net of issuance costs	1,955,000	195	43,224,291	—	—
Issuance of shares under the Stock Incentive Plan	36,814	3	622,150	—	(456,300)
Shares redeemed under the Stock Incentive Plan	(6,000)	—	(101,400)	—	—
Vesting of restricted stock	—	—	—	—	367,910
Dividends declared, $1.94 per share	—	—	—	(10,563,883)	—
Net income	—	—	—	10,471,746	—

Balance, December 31, 2003	6,434,345	643	108,251,813	(11,227,636)	(837,384)

Issuance of shares under the Stock Incentive Plan	59,501	6	1,517,832	—	(950,925)
Shares redeemed under the Stock Incentive Plan	(6,000)	—	(169,680)	—	—
Vesting of restricted stock	—	—	—	—	546,345
Dividends declared, $1.95 per share	—	—	—	(12,622,047)	—
Net income	—	—	—	13,123,020	—

Balance, December 31, 2004	6,487,846	$649	$109,599,965	$(10,726,663)	$(1,241,964)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Cash Flows

Year Ended December 31,	2004	2003	2002

Cash Flows From Operating Activities
Net income	$13,123,020	$10,471,746	$8,772,330
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,418,177	4,188,655	3,861,751
Amortization	204,986	633,922	357,589
Stock-based compensation	546,345	367,910	315,245
Gain on sale of assets	(577,168)	(834,669)	—
Equity in net income of unconsolidated entities	(216,837)	(438,489)	(673,580)
Minority interests	1,366,347	1,338,046	1,328,233
Decrease (increase) in accounts receivable	(4,961)	162,300	(117,888)
(Increase) in other assets	(431,446)	(336,483)	(191,958)
Increase (decrease) in accounts payable	33,605	228,999	(65,677)
Decrease in deferred revenue	(307,936)	—	—
Increase (decrease) in accrued interest	131,016	(82,607)	31,108
Increase (decrease) in tenant deposits	13,890	(46,039)	43,118

Net Cash Provided By Operating Activities	18,299,038	15,653,291	13,660,271

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $305,000 in 2004, $213,000 in 2003 and $118,000 in 2002)	(21,711,356)	(20,116,584)	(13,910,078)
Distributions from unconsolidated entities	216,837	438,489	673,580
Decrease in restricted cash	4,309,914	—	—
Net proceeds from sale of assets, less amounts held in escrow	2,046,493	3,887,338	—

Net Cash Used In Investing Activities	(15,138,112)	(15,790,757)	(13,236,498)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Cash Flows

Year Ended December 31,	2004	2003	2002

Cash Flows From Financing Activities
Line-of-credit net borrowings (payments)	12,700,000	(11,583,232)	18,125,000
Dividends and limited partners’ distributions paid	(13,873,516)	(10,776,024)	(9,407,759)
Payment on construction loans	—	(4,043,313)	(7,766,219)
Payments of mortgages payable	(2,158,689)	(38,320,636)	(2,104,010)
Mortgage proceeds	—	22,699,151	1,301,866
Payments of payables for capital expenditures	(361,769)	(423,910)	(401,229)
Redemption of restricted stock	(169,680)	(101,400)	(110,940)
Payments for financing costs	—	(609,367)	(43,103)
Payments of leasing costs	(72,150)	(19,811)	(23,630)
Exercise of stock options	358,312	—	—
Net proceeds from the issuance of common stock	—	43,224,488	—

Net Cash Provided By (Used In) Financing Activities	(3,577,492)	45,946	(430,024)

Net Decrease In Cash and Cash Equivalents	(416,566)	(91,520)	(6,251)

Cash and Cash Equivalents, beginning of year	1,004,090	1,095,610	1,101,861

Cash and Cash Equivalents, end of year	$587,524	$1,004,090	$1,095,610

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$4,243,983	$5,619,551	$5,889,778

Supplemental Disclosure of Non-Cash Transactions
Construction loan paid with mortgage	$—	$—	$3,181,670
Dividends and limited partners’ distributions declared and unpaid	$3,509,083	$3,447,328	$2,356,156
Shares issued under Stock Incentive Plan	$1,159,518	$622,153	$680,033
Real estate investments financed with accounts payable	$393,711	$570,363	$589,760
Real estate investments acquired from joint ventures	$13,790,990	$—	$—

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Notes to Consolidated Financial Statements

1. The Company

Agree Realty Corporation (the “Company”) is a self-administered, self-managed real estate investment trust, which develops, acquires, owns and operates properties, which are primarily leased to national and regional retail companies under net leases. At December 31, 2004 the Company’s properties are comprised of forty-one single tenant retail facilities and thirteen shopping centers located in fourteen states. During the year ended December 31, 2004, approximately 96% of the Company’s base rental revenues were received from national and regional tenants under long-term leases, including approximately 32% from Borders, Inc., 18% from Walgreen Co., and 15% from Kmart Corporation.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of Agree Realty Corporation include the accounts of the Company, its majority-owned partnership, Agree Limited Partnership (the “Operating Partnership”), and its wholly-owned subsidiaries. The Company controlled, as the sole general partner, 90.59% and 90.52% of the Operating Partnership as of December 31, 2004 and 2003, respectively. All material intercompany accounts and transactions are eliminated.

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

Agree Realty Corporation

Notes to Consolidated Financial Statements

Valuation of Long-Lived Assets

Long-lived assets such as real estate investments are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required through December 31, 2004.

Real Estate Investments

Real estate assets are stated at cost less accumulated depreciation. All costs related to planning, development and construction of buildings prior to the date they become operational, including interest and real estate taxes during the construction period, are capitalized for financial reporting purposes and recorded as “Property under development” until construction has been completed. As of December 31, 2004, the cost to complete the properties under development is approximately $5,500,000.

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

Agree Realty Corporation

Notes to Consolidated Financial Statements

Minority Interest

This amount represents the limited partners’ interest (“OP Units”) of 9.41% and 9.48% (convertible into 637,547 shares) in the Operating Partnership as of December 31, 2004 and 2003, respectively.

Revenue Recognition

Minimum rental income attributable to leases is recorded when due from tenants. Certain leases provide for additional percentage rents based on tenants’ sales volume. These percentage rents are recognized when determinable by the Company. In addition, leases for certain tenants contain rent escalations and/or free rent during the first several months of the lease term; however, such amounts are not material.

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

Stock Options

The Company has elected to adopt the recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (SFAS 123) using the prospective method beginning January 1, 2003. SFAS 123 establishes a fair value based method of accounting for stock-based compensation plans under which employees receive shares of stock or other equity instruments of the Company or the Company incurs liabilities to employees in amounts based on the price of its stock. No stock options were granted during 2004, 2003 or 2002 and there was no expense for stock options that would be required.

Agree Realty Corporation

Notes to Consolidated Financial Statements

Dividends

The Company declared dividends of $1.95, $1.94 and $1.84 per share during the years ended December 31, 2004, 2003, and 2002; the dividends have been reflected for federal income tax purposes as follows:

December 31,	2004	2003	2002

Ordinary income	$1.95	$1.78	$1.84
Return of capital	—	.16	—

Total	$1.95	$1.94	$1.84

The aggregate federal income tax basis of Real Estate Investments is approximately $21.3 million less than the financial statement basis.

Discontinued Operations

In October 2003 the Company completed the sale of a shopping center for approximately $8.5 million and recognized a gain of approximately $740,000, net of minority interest. The shopping center was anchored by Kmart Corporation and Kash N Karry and was located in Winter Garden, Florida. In August 2004 the Company completed the sale of a single tenant property for approximately $2.2 million and recognized a gain of approximately $523,000, net of minority interest. The property was leased to Kmart corporation and was located in Perrysburg, Ohio. The gain on sale and results of operations for these properties are presented as discontinued operations in the Company’s Consolidated Statements of Income.

The revenues from the properties were $137,151, $1,123,998 and $1,791,998 for the years ended December 31, 2004, 2003 and 2002, respectively. The expenses for the properties were $62,177, $528,465 and $688,472, including minority interest charges of $7,805, $76,204 and $167,085, for the years ending December 31, 2004, 2003 and 2002, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

December 31,	2004	2003	2002

Numerator
Net income	$13,123,020	$10,471,746	$8,772,330
Income allocated to minority interests	1,366,347	1,338,046	1,328,233

Numerator for Basic and Diluted Earnings Per Share - Income Available to Shareholders After Assumed Conversions	$14,489,367	$11,809,792	$10,100,563

Agree Realty Corporation

Notes to Consolidated Financial Statements

December 31,	2004	2003	2002

Denominator
Weighted average shares outstanding	6,468,351	5,272,523	4,446,791
Weighted average OP Units outstanding, Assuming conversion	673,547	673,547	673,547

Denominator for Basic Earnings Per Share - Adjusted Weighted Average Shares and Assumed Conversions	7,141,898	5,946,070	5,120,338
Employee Stock Options	6,766	3,343	—

Denominator for Diluted Earnings Per Share	7,148,664	5,949,413	5,120,338

Options to purchase shares of common stock were outstanding (see Note 8) but were not included in the computation of diluted earnings per share in 2002 because the options exercise price was greater than the average market price of the common shares and, therefore, any additional shares would be anti-dilutive.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), to expand and clarify SFAS No. 123 in several areas. The Statement requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. This Statement is effective for the interim reporting periods beginning after June 15, 2005. We do not expect that our financial statements will be materially impacted by SFAS No. 123(R).

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

Agree Realty Corporation

Notes to Consolidated Financial Statements

3. Mortgages Payable

Mortgages payable consisted of the following:

December 31,	2004	2003

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	$17,222,287	$17,856,063

Note payable in monthly installments of $128,205 including interest at 6.20% per annum, with a final monthly payment due November 2018; collateralized by related real estate and tenants’ leases	14,265,790	14,898,328

Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with the final monthly payment due February 2017; collateralized by related real estate and tenants’ leases	9,962,642	10,478,580

Note payable in monthly installments of $57,403 including interest at 6.50% per annum, with the final monthly payment due February 2023; collateralized by related real estate and tenant lease	7,333,400	7,538,278

Agree Realty Corporation

Notes to Consolidated Financial Statements

December 31,	2004	2003

Note payable in monthly installments of $25,631 including interest at 7.50% per annum, with the final monthly payment due May 2022; collateralized by related real estate and tenant lease	2,985,794	3,066,134

Note payable in monthly installments of $12,453 including interest at 6.95% per annum, with the final monthly payment due December 2017; collateralized by related real estate and tenant lease	1,173,102	1,239,682

Note payable in monthly installments of $6,449 including interest at 6.00% per annum, with the final monthly payment due July 2023; collateralized by elated real estate and tenant lease	865,674	890,313

Total	$53,808,689	$55,967,378

Future scheduled annual maturities of mortgages payable for years ending December 31 are as follows: 2005 - $2,189,578; 2006 - $2,454,764; 2007 - $2,621,920; 2008 - $2,781,076; 2009 - $2,970,466 and $40,790,885 thereafter.

Agree Realty Corporation

Notes to Consolidated Financial Statements

4. Construction Loans

The Company received funding from an unaffiliated third party for one of its single tenant retail properties. Borrowings under this arrangement bore no interest. The advances were secured by the specific land and buildings developed. The Company owed $1,569,000 for these advances as of December 31, 2003. The advances were repaid in 2004.

5. Notes Payable

The Operating Partnership has in place a $50 million line-of-credit agreement, which is guaranteed by the Company. The agreement expires in August 2006 and can be extended, solely at the option of the Operating Partnership, for an additional three years. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the bank’s prime rate, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company’s Properties which are not otherwise encumbered and properties to be acquired or developed. At December 31, 2004 and 2003, $39,000,000 and $24,000,000, respectively, was outstanding under this facility with a weighted average interest rate of 3.77% and 2.74%, respectively.

In addition, the Company maintains a $5,000,000 line-of-credit agreement with a bank. Monthly interest payments are required, either at the bank’s prime rate less 50 basis points, or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. At December 31, 2004 and 2003, $200,000 and $2,500,000, respectively, was outstanding under this agreement with a weighted average interest rate of 4.75% and 3.50%, respectively.

6. Dividends and Distributions Payable

On December 6, 2004 the Company declared a dividend of $.49 per share for the quarter ended December 31, 2004. The holders of OP Units were entitled to an equal distribution per OP Unit held as of December 31, 2004. The dividends and distributions payable are recorded as liabilities in the Company’s balance sheet at December 31, 2004. The dividend has been reflected as a reduction of stockholders’ equity and the distribution has been reflected as a reduction of the limited partners’ minority interest. These amounts were paid on January 6, 2005.

Agree Realty Corporation

Notes to Consolidated Financial Statements

7. Minority Interest

The following summarizes the changes in minority interest since January 1, 2002:

Minority Interest at January 1, 2002	$5,698,101
Minority interests’ share of income for the year	1,328,233
Distributions for the year	(1,239,327)

Minority Interest at December 31, 2002	5,787,007
Minority interests’ share of income for the year	1,338,046
Distributions for the year	(1,303,314)

Minority Interest at December 31, 2003	5,821,739
Minority interests’ share of income for the year	1,366,347
Distributions for the year	(1,313,231)

Minority Interest at December 31, 2004	$5,874,855

8. Stock Incentive Plan

The Company has established a stock incentive plan (the “Plan”) under which options were granted in April 1994. The options, which have an exercise price equal to the initial public offering price ($19.50/share), can be exercised in increments of 25% on each anniversary of the date of the grant, and expire upon employment termination. There were 4,900, 23,275 and 23,275 options outstanding and exercisable at December 31, 2004, 2003 and 2002, respectively. There were 18,375 options exercised in 2004. No options were granted during 2004, 2003 or 2002.

Agree Realty Corporation

Notes to Consolidated Financial Statements

9. Unearned Compensation - Restricted Stock

As part of the Company’s stock incentive plan, restricted common shares are granted to certain employees. On the date of the award,the Company increases unearned compensation - restricted stock on the balance sheet by the stock price multiplied by the number of shares awarded. The restricted shares vest and are charged to expense in increments of 20% per year for five years. Plan participants are entitled to receive the quarterly dividends on their respective restricted shares. The following table summarizes the restricted shares for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Restricted shares outstanding January 1	199,810	168,996	137,334
Restricted shares granted during the year	41,126	36,814	37,662
Restricted shares redeemed during the year	(6,000)	(6,000)	(6,000)

Restricted shares outstanding December 31	234,936	199,810	168,996

Compensation Expense Recorded Related to Restricted Common Shares	$546,345	$367,910	$315,245

10. Profit-Sharing Plan

The Company has a discretionary profit-sharing plan whereby it contributes to the plan such amounts as the Board of Directors of the Company determines. The participants in the plan cannot make any contributions to the plan. Contributions to the plan are allocated to the employees based on their percentage of compensation to the total compensation of all employees for the plan year. Participants in the plan become fully vested after six years of service. No contributions were made to the plan in 2004, 2003 or 2002.

11. Rental Income

The Company leases premises in its properties to tenants pursuant to lease agreements, which provide for terms ranging generally from 5 to 25 years. The majority of leases provide for additional rents based on tenants’ sales volume.

Agree Realty Corporation

Notes to Consolidated Financial Statements

As of December 31, 2004, the future minimum revenues for the next five years from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows (in thousands):

2005	$28,165
2006	26,958
2007	26,478
2008	25,376
2009	24,552
Thereafter	199,098

Total	$330,627

Of these future minimum rentals, approximately 39% of the total is attributable to Borders, Inc., approximately 27% of the total is attributable to Walgreen and approximately 13% is attributable to Kmart Corporation. Borders is a major operator of book superstores in the United States, Walgreen operates in the national drugstore chain industry and Kmart’s principal business is general merchandise retailing through a chain of discount department stores. The loss of any of these anchor tenants or the inability of any of them to pay rent could have an adverse effect on the Company’s business.

12. Lease Commitments

The Company has entered into certain land lease agreements for four of its properties. As of December 31, 2004, future annual lease commitments under these agreements are as follows:

Year Ended December 31,

2005	$764,768
2006	768,343
2007	774,619
2008	760,424
2009	751,757
Thereafter	10,527,130

Total	$14,347,041

Agree Realty Corporation

Notes to Consolidated Financial Statements

13. Interim Results (Unaudited)

The following summary represents the unaudited results of operations of the Company, expressed in thousands except per share amounts, for the periods from January 1, 2003 through December 31, 2004. Certain amounts have been reclassified to conform to the current presentation of discontinued operations:

Three Months Ended
2004	March 31,	June 30,	September 30,	December 31,

Revenues	$7,188	$7,198	$7,607	$7,936

Income before discontinued operations	$2,864	$3,025	$3,361	$3,275
Discontinued operations, net of minority interest	32	32	534	—

Net Income	$2,896	$3,057	$3,895	$3,275

Earnings Per Share	$.45	$.47	$.60	$.51

Three Months Ended
2003	March 31,	June 30,	September 30,	December 31,

Revenues	$6,623	$6,725	$6,675	$7,204

Income before discontinued operations	$2,056	$2,228	$1,677	$3,175
Discontinued operations, net of minority interest	188	146	180	822

Net Income	$2,244	$2,374	$1,857	$3,997

Earnings Per Share	$.50	$.53	$.33	$.63

Agree Realty Corporation

Notes to Consolidated Financial Statements

14. Deferred Revenue

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

15. Subsequent Event

In January 2005, the Company priced a public offering of 1,000,000 shares of our common stock at an offering price of $28.88 per share resulting in net proceeds of approximately $27.1 million. In February 2005 the underwriters exercised their over allotment option for an additional 150,000 shares of our common stock at the same per share stock price, resulting in net proceeds of approximately $4.1 million.

Agree Realty Corporation

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2004

										Column H
Column A	Column B	Column C		Column D	Column E			Column F	Column G	Life on Which
				Costs	Gross Amount at Which Carried					Depreciation in
		Initial Cost		Capitalized	at Close of Period					Latest Income
			Buildings and	Subsequent to		Buildings and		Accumulated	Date of	Statement
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction	is Computed

Completed Retail Facilities
Sam’s Club, MI	$1,440,843	$550,000	$562,404	$1,087,596	$550,000	$1,650,000	$2,200,000	$1,205,529	1977	40 Years
Capital Plaza, KY	1,822,077	7,379	2,240,607	534,115	7,379	2,774,722	2,782,101	1,619,669	1978	40 Years
Charlevoix Common, MI	—	305,000	5,152,992	106,718	305,000	5,259,710	5,564,710	1,846,789	1991	40 Years
Chippewa Commons, WI	—	1,197,150	6,367,560	439,818	1,197,150	6,807,378	8,004,528	2,375,762	1990	40 Years
Grayling Plaza, MI	1,295,879	200,000	1,778,657	—	200,000	1,778,657	1,978,657	930,805	1984	40 Years
Iron Mountain Plaza, MI	5,360,404	677,820	7,014,996	491,900	677,820	7,506,896	8,184,716	2,475,676	1991	40 Years
Ironwood Commons, MI	5,632,686	167,500	8,181,306	251,653	167,500	8,432,959	8,600,459	2,841,558	1991	40 Years
Marshall Plaza Two, MI	—	—	4,662,230	115,294	—	4,777,524	4,777,524	1,625,194	1990	40 Years
North Lakeland Plaza, FL	—	1,641,879	6,364,379	1,511,028	1,641,879	7,875,407	9,517,286	3,051,836	1987	40 Years
Oscoda Plaza, MI	1,346,631	183,295	1,872,854	—	183,295	1,872,854	2,056,149	975,106	1984	40 Years
Petoskey Town Center, MI	—	875,000	8,895,289	223,581	875,000	9,118,870	9,993,870	3,127,803	1990	40 Years
Plymouth Commons, WI	—	535,460	5,667,504	279,073	535,460	5,946,577	6,482,037	2,079,728	1990	40 Years
Rapids Associates, MI	—	705,000	6,854,790	27,767	705,000	6,882,557	7,587,557	2,443,648	1990	40 Years
Shawano Plaza, WI	—	190,000	9,133,934	101,471	190,000	9,235,405	9,425,405	3,356,433	1990	40 Years
West Frankfort Plaza, IL	612,579	8,002	784,077	143,258	8,002	927,335	935,337	465,116	1982	40 Years
Omaha, NE	2,463,439	1,705,619	2,053,615	2,152	1,705,619	2,055,767	3,761,386	468,964	1995	40 Years
Wichita, KS	1,804,004	1,039,195	1,690,644	24,666	1,039,195	1,715,310	2,754,505	391,230	1995	40 Years
Santa Barbara, CA	3,666,702	2,355,423	3,240,557	2,650	2,355,423	3,243,207	5,598,630	739,847	1995	40 Years
Monroeville, PA	5,620,519	6,332,158	2,249,724	—	6,332,158	2,249,724	8,581,882	456,722	1996	40 Years
Norman, OK	1,641,292	879,562	1,626,501	—	879,562	1,626,501	2,506,063	335,275	1996	40 Years
Columbus, OH	2,071,402	826,000	2,336,791	—	826,000	2,336,791	3,162,791	520,907	1996	40 Years
Aventura, FL	2,078,167	—	3,173,121	—	—	3,173,121	3,173,121	690,815	1996	40 Years
Boyton Beach, FL	2,343,376	1,534,942	2,043,122	—	1,534,942	2,043,122	3,578,064	412,693	1996	40 Years
Lawrence, KS	2,985,794	—	3,000,000	155,407	—	3,155,407	3,155,407	569,711	1997	40 Years
Waterford, MI	2,399,004	971,009	1,562,869	135,390	971,009	1,698,259	2,669,268	296,162	1997	40 Years
Chesterfield Township, MI	2,634,123	1,350,590	1,757,830	(46,164)	1,350,590	1,711,666	3,062,256	278,725	1998	40 Years
Grand Blanc, MI	2,516,563	1,104,285	1,998,919	13,968	1,104,285	2,012,887	3,117,172	302,279	1998	40 Years
Pontiac, MI	2,412,952	1,144,190	1,808,955	(113,506)	1,144,190	1,695,449	2,839,639	266,622	1998	40 Years
Mt. Pleasant Shopping Center, MI	—	907,600	8,081,968	403,100	907,600	8,485,068	9,392,668	1,748,211	1973	40 Years
Tulsa, OK	—	1,100,000	2,394,512	—	1,100,000	2,394,512	3,494,512	391,429	1998	40 Years
Columbia, MD	3,348,181	1,545,509	2,093,700	286,589	1,545,509	2,380,289	3,925,798	317,888	1999	40 Years
Rochester, MI	3,451,346	2,438,740	2,188,050	1,949	2,438,740	2,189,999	4,628,739	301,101	1999	40 Years

Agree Realty Corporation

Schedule III - Real Estate and Accumulated Depreciation
December 31, 2004

Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H
										Life on Which
				Costs	Gross Amount at Which Carried					Depreciation in
		Initial Cost		Capitalized	at Close of Period					Latest Income
			Buildings and	Subsequent to		Buildings and		Accumulated	Date of	Statement
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction	is Computed

Ypsilanti, MI	3,117,234	2,050,000	2,222,097	29,624	2,050,000	2,251,721	4,301,721	281,509	1999	40 Years
Germantown, MD	3,148,460	1,400,000	2,288,890	45,000	1,400,000	2,333,890	3,733,890	291,806	2000	40 Years
Petoskey, MI	2,168,286	—	2,332,473	(1,721)	—	2,330,752	2,330,752	272,720	2000	40 Years
Flint, MI	3,270,512	2,026,625	1,879,700	(1,201)	2,026,625	1,878,499	3,905,124	187,852	2000	40 Years
Flint, MI	2,814,122	1,477,680	2,241,293	—	1,477,680	2,241,293	3,718,973	217,124	2001	40 Years
New Baltimore, MI	2,400,787	1,250,000	2,285,781	(16,502)	1,250,000	2,269,279	3,519,279	191,645	2001	40 Years
Flint, MI	—	1,729,851	1,798,091	—	1,729,851	1,798,091	3,527,942	121,752	2002	40 Years
Oklahoma City, OK	4,051,484	1,914,859	2,057,034	—	1,914,859	2,057,034	3,971,893	112,687	2002	40 Years
Omaha, NE	3,717,665	1,530,000	2,237,702	—	1,530,000	2,237,702	3,767,702	122,561	2002	40 Years
Indianapolis, IN	1,173,102	180,000	1,117,617	—	180,000	1,117,617	1,297,617	61,270	2002	40 Years
Big Rapids, MI	—	1,201,675	2,014,107	(2,000)	1,201,675	2,012,107	3,213,782	88,068	2003	40 Years
Flint, MI	865,674	—	1,310,787	(45,210)	—	1,265,577	1,285,577	93,318	2003	20 Years
Ann Arbor, MI	7,333,400	1,727,590	6,009,488	—	1,727,590	6,009,488	7,737,078	301,976	2003	40 Years
Tulsa, OK	—	2,000,000	2,740,507	—	2,000,000	2,740,507	4,740,507	90,793	2003	40 Years
Canton Twp., MI	—	1,550,000	2,132,096	23,020	1,550,000	2,155,116	3,705,116	58,318	2003	40 Years
Flint, MI	—	1,537,400	1,961,674	—	1,537,400	1,961,674	3,499,074	40,951	2004	40 Years
Webster, NY	—	1,600,000	2,438,781	—	1,600,000	2,438,781	4,038,781	48,268	2004	40 Years
Albion, NY	—	1,900,000	3,037,864	—	1,900,000	3,037,864	4,937,864	9,493	2004	40 Years
Flint, MI	—	1,029,000	2,165,463	—	1,029,000	2,165,463	3,194,463	6,708	2004	40 Years
Lansing, MI	—	785,000	348,501	—	785,000	348,501	1,133,501	4,353	2004	40 Years
Boynton Beach, FL	—	1,569,000	2,363,524	108,651	1,569,000	2,472,175	4,041,175	65,606	2004	40 Years
Ann Arbor, MI	—	1,700,000	8,308,854	150,000	1,700,000	8,458,854	10,158,854	149,976	2004	40 Years

Sub Total	93,008,689	62,636,987	174,126,781	6,469,134	62,636,987	180,595,915	243,232,902	41,727,987

Retail Facilities
Under Development
Waterford, MI	—	800,081	368,661	—	800,081	368,661	1,168,742	—	N/A	N/A
Livonia, MI	—	1,200,000	94,707	—	1,200,000	94,706	1,294,706	—	N/A	N/A
Midland, MI	—	2,350,000	709,008	—	2,350,000	709,008	3,059,008	—	N/A	N/A
Grand Rapids, MI	—	1,450,000	555,700	—	1,450,000	555,700	2,005,700	—	N/A	N/A
Delta Twp., MI	—	2,075,000	376,478	—	2,075,000	376,478	2,451,478	—	N/A	N/A
Other	—	80,000	—	—	80,000	—	80,000	—	N/A	N/A

	—	7,955,081	2,104,554	—	7,955,081	2,104,553	10,059,634	—

Total	$93,008,689	$70,592,068	$176,231,335	$6,469,134	$70,592,068	$182,700,468	$253,292,536	$41,727,987

Agree Realty Corporation

Notes to Schedule III
December 31, 2004

1) Reconciliation of Real Estate Properties

     The following table reconciles the Real Estate Properties from January 1, 2002 to December 31, 2004:

	2004	2003	2002

Balance at January 1	$221,224,629	$210,985,666	$196,485,828
Construction and acquisition costs	34,736,096	20,686,947	14,499,838
Sale of real estate asset	(2,668,189)	(10,447,984)	—

Balance at December 31	$253,292,536	$221,224,629	$210,985,666

2) Reconciliation of Accumulated Depreciation

     The following table reconciles the accumulated depreciation from January 1, 2002 to December 31, 2004:

	2004	2003	2002

Balance at January 1	$38,475,767	$37,456,301	$33,634,461
Current year depreciation expense	4,372,362	4,145,898	3,821,840
Sale of real estate asset	(1,120,142)	(3,126,432)	—

Balance at December 31	$41,727,987	$38,475,767	$37,456,301

3) Tax Basis of Buildings and Improvements

     The aggregate cost of Building and Improvements for federal income tax purposes is approximately $21,294,000 less than the cost basis used for financial statement purposes.

EXHIBIT INDEX

Exhibit
Number		Description

10.25	* +	The Company’s 2005 Equity Incentive Plan

21.1	*	Subsidiaries of Agree Realty Corporation

23	*	Consent of BDO Seidman, LLP

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

32.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer

32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

32.2	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer

*	Filed herewith

+	Management contract or compensatory plan or arrangement