Form 10-Q
period 2005-03-31
AGREE REALTY CORP
filed 2005-05-05
CIK 917251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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
☑                              ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                              No
☑                              ☐

As of May 5, 2005 the Registrant had 7,674,069 Shares of common stock, $.0001 par value outstanding

Agree Realty Corporation

Form 10-Q

Agree Realty Corporation

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2005	2004

Assets

Real Estate Investments
Land	$70,592,068	$70,592,068
Buildings	180,611,121	180,595,915
Property under development	4,161,030	2,104,553

	255,364,219	253,292,536
Less accumulated depreciation	(42,886,623)	(41,727,987)

Net Real Estate Investments	212,477,596	211,564,549

Cash and Cash Equivalents	158,883	587,524

Accounts Receivable - Tenants, net of allowance of $20,000 and $20,000 for possible losses	416,123	627,298

Unamortized Deferred Expenses
Financing	965,169	1,003,169
Leasing costs	411,184	258,316

Other Assets	1,571,342	1,661,504

	$216,000,297	$215,702,360

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2005	2004

Liabilities and Stockholders’ Equity

Mortgage Payable	$53,246,438	$53,808,689

Notes Payable	9,000,000	39,200,000

Dividends and Distributions Payable	4,079,319	3,509,083

Deferred Revenue	13,310,667	13,483,054

Accrued Interest Payable	112,662	298,115

Accounts Payable
Operating	834,498	1,441,877
Capital expenditures	681,270	393,711

Tenant Deposits	56,990	60,989

Total Liabilities	81,321,844	112,195,518

Minority Interest	5,848,005	5,874,855

Stockholders’ Equity
Common stock, $.0001 par value; 20,000,000 shares authorized, 7,674,069 and 6,487,846 shares issued and outstanding	768	649
Additional paid-in capital	142,218,705	109,599,965
Deficit	(11,185,066)	(10,726,663)

	131,034,407	98,873,951
Less: unearned compensation — restricted stock	(2,203,959)	(1,241,964)

Total Stockholders’ Equity	128,830,448	97,631,987

	$216,000,297	$215,702,360

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Income (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004

Revenues
Minimum rents	$7,267,053	$6,316,111
Percentage rents	24,156	24,761
Operating cost reimbursements	804,563	845,775
Other income	—	1,579

Total Revenues	8,095,772	7,188,226

Operating Expenses
Real estate taxes	469,153	452,311
Property operating expenses	665,931	685,000
Land lease payments	195,465	180,240
General and administrative	919,771	632,947
Depreciation and amortization	1,186,035	1,068,944

Total Operating Expenses	3,436,355	3,019,442

Income From Continuing Operations	4,659,417	4,168,784

Other Income (Expense)
Interest expense, net	(1,054,338)	(1,103,723)
Equity in net income of unconsolidated entities	—	96,951

Total Other Expense	(1,054,338)	(1,006,772)

Income Before Minority Interest and Discontinued Operations	3,605,079	3,162,012

Minority Interest	303,188	298,178

Income Before Discontinued Operations	3,301,891	2,863,834

Income From Discontinued Operations, net of minority interest of $3,319	—	31,882

Net Income	$3,301,891	$2,895,716

Basic and Diluted Earnings Per Share
Income before discontinued operations	$.450	$.445
Discontinued operations	—	.005

Earnings Per Share	$.450	$.450

Weighted Average Number of Common Shares Outstanding – Basic	7,331,526	6,466,971

Weight Average Number of Common Shares Outstanding — Dilutive	7,333,083	6,475,222

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statement of Stockholders’ Equity (Unaudited)

					Unearned
			Additional		Compensation -
	Common Stock		Paid-In		Restricted
	Shares	Amount	Capital	Deficit	Stock

Balance, January 1, 2005	6,487,846	$649	$109,599,965	$(10,726,663)	$(1,241,964)

Issuance of common stock, net of Issuance costs	1,150,000	115	31,466,654

Issuance of shares under Stock Incentive Plan	40,223	4	1,278,846	—	(1,124,995)

Shares redeemed under the stock Incentive Plan	(4,000)	—	(126,760)	—	—

Vesting of restricted stock	—	—	—	—	163,000

Dividends declared for the period January 1, 2005 to March 31, 2005	—	—	—	(3,760,294)	—

Net income for the period January 1, 2005 to March 31, 2005	—	—	—	3,301,891	—

Balance, March 31, 2005	7,674,069	$768	$142,218,705	$(11,185,066)	$(2,203,959)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004

Cash Flows From Operating Activities
Net income	$3,301,891	$2,895,716
Adjustments to reconcile net income to net cash provided by operating activities	1,172,287	1,070,802
Depreciation	1,172,287	1,070,802
Amortization	51,748	50,658
Stock-based compensation	163,000	120,000
Equity in net income of unconsolidated entities	—	(96,951)
Minority interests	303,188	301,497
Decrease in accounts receivable	211,175	196,612
(Increase) decrease in other assets	74,623	(118,068)
Decrease in accounts payable	(607,379)	(548,054)
Decrease in deferred revenue	(172,387)	—
Decrease in accrued interest	(185,453)	(354)
Increase (decrease) in tenant deposits	(3,999)	1,250

Net Cash Provided By Operating Activities	4,308,694	3,873,108

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $122,000 in 2005 and $40,000 in 2004)	(1,390,413)	(4,952,267)
Distributions from unconsolidated entities	—	96,951
Decrease in restricted cash	—	4,309,914

Net Cash Used In Investing Activities	(1,390,413)	(545,402)

Cash Flows From Financing Activities
Net proceeds from the issuance of common stock	31,466,769	—
Dividends and limited partners’ distributions paid	(3,520,096)	(3,447,328)
Payments of mortgages payable	(562,251)	(526,420)
Line-of-credit proceeds (payments)	(30,200,000)	400,000
Payments of payables for capital expenditures	(239,856)	(361,769)
Redemption of restricted stock	(126,760)	(169,680)
Payment of leasing costs	(164,728)	(8,704)

Net Cash Provided By (Used In) Financing Activities	(3,346,922)	(4,113,901)

Net Decrease In Cash and Cash Equivalents	(428,641)	(786,195)
Cash and Cash Equivalents, beginning of period	587,524	1,004,090

Cash and Cash Equivalents, end of period	$158,883	$217,895

Supplemental Disclosure of Cash flow Information
Cash paid for interest (net of amounts capitalized)	$1,201,791	$1,085,969

Supplemental Disclosure of Non-Cash Transactions
Dividends and limited partners’ distributions declared and unpaid	$4,079,319	$3,463,151
Real estate investments financed with accounts payable	$681,270	$174,920
Shares issued under Stock Incentive Plan	$1,278,850	$1,092,343

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements for the fiscal quarter ended March 31, 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2. Earnings Per Share

Earnings per share has been computed by dividing the net income by the weighted average number of common shares outstanding. The per share amounts reflected in the consolidated statements of income are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings per Share”.

3. Discontinued Operations

In August 2004 the Company completed the sale of a single tenant property for approximately $2.2 million. The property was leased to Kmart Corporation and was located in Perrysburg, Ohio. The results of operations for this property is presented as discontinued operations in the Company’s Consolidated Statements of Income.

The revenues from this property were $58,467 for the three months ended March 31, 2004. The expenses for this property were $26,585 including minority interest charges of $3,319, for the three months ended March 31, 2004.

4.Equity Transactions

On January 25, 2005, we completed an offering of 1,000,000 shares of common stock at $28.28 per share; on February 7, 2005 the underwriter exercised its over allotment option for an additional 150,000 shares at the same per share price (collectively, the 2005 Offering). The net proceeds from the 2005 Offering of approximately $31.5 million were used to repay amounts outstanding under our credit facility.

Agree Realty Corporation

Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OEPRATIONS

Forward-Looking Statements

Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions, are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Risks and other factors that might cause future results to differ from the statements include, but are not limited to, the effect of economic and market conditions; risks that the Company’s acquisition and development projects will fail to perform as expected; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; loss or bankruptcy of one or more of the Company’s major retail tenants; and failure of the Company’s properties to generate additional income to offset increases in operating expenses. For a description of the specific risks associated with the operation of our business, please see our Form 10-K for the fiscal year ended December 31, 2004.

Overview

We were established to continue to operate and expand the retail property business of our predecessor. We commenced our operations in April 1994. Our assets are held by, and all operations are conducted through, Agree Limited Partnership (the Operating Partnership), of which Agree Realty Corporation is the sole general partner and held a 91.93% interest as of March 31, 2005. We are operating so as to qualify as a real estate investment trust (REIT) for federal income tax purposes.

On January 25, 2005, we completed an offering of 1,000,000 shares of common stock at $28.28 per share; on February 7, 2005 the underwriter exercised its over allotment option for an additional 150,000 shares at the same per share price (collectively, the 2005 Offering). The net proceeds from the 2005 Offering of approximately $31.5 million were used to repay amounts outstanding under our credit facility.

The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included elsewhere in this Form 10-Q.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (R), to expand and clarify SFAS No. 123 in several areas. The Statement requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. This statement is effective for the interim reporting periods beginning after December 15, 2005. We do not expect that our financial statements will be materially impacted by SFAS No. 123 (R).

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

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

Minimum rental income increased $951,000, or 15%, to $7,267,000 in 2005, compared to $6,316,000 in 2004. The increase was the result of an increase of $370,000 due to additional rent resulting from the acquisition of our joint venture partner’s interest in two joint venture properties in 2004, an increase of $344,000 from the development and acquisition of five properties in 2004, an increase of $64,000 from the settlement of our rent dispute with Borders and rental increases of $173,000 from existing properties.

Percentage rental income remained relatively constant at $24,000 in 2005 and $25,000 in 2004.

Operating cost reimbursements decreased $(41,000), or 5%, to $805,000 in 2005, compared to $846,000 in 2004. Operating cost reimbursement decreased due to the decrease in the reimbursable property operating expenses as explained below and income recognized from an adjustment to the bad debt reserve of $50,000 in 2004.

Other income remained relatively constant at $-0- in 2005 and $2,000 in 2004.

Agree Realty Corporation

Part I

Real estate taxes increased $17,000, or 4%, to $469,000 in 2005 compared to $452,000 in 2004. The increase is the result of general assessment adjustments.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) decreased $19,000, or 14%, to $666,000 in 2005 compared to $685,000 in 2004. The decrease was the result of increased shopping center maintenance of $8,000; decreased snow removal costs of ($33,000); an increase in utility costs of $4,000; and an increase in insurance costs of $2,000 in 2005 versus 2004.

Land lease payments increased $15,000, or 8%, to $195,000 in 2005 compared to $180,000 for 2004. The increase is the result of the scheduled lease increase at our Aventura, Florida property.

General and administrative expenses increased $287,000, or 45%, to $920,000 in 2005 compared to $633,000 in 2004. The increase was the result of increased compensation related expenses as a result of salary increases and the addition of two employees of $83,000, increased contracted services to investigate Florida development opportunities of $191,000 and increased property management related expenses of $13,000. General and administrative expenses as a percentage of rental income increased from 9.9% for 2004 to 12.6% for 2005.

Depreciation and amortization increased $117,000, or 11%, to $1,186,000 in 2005 compared to $1,069,000 in 2004. The increase was the result of the development and acquisition of five properties in 2004 and the acquisition of the joint venture partner’s interest in two joint venture properties in 2004.

Interest expense decreased $50,000, or 4%, to $1,054,000 in 2005, from $1,104,000 in 2004. The decrease in interest expense resulted from decreased borrowings as a result of the reduction in outstanding indebtedness from the application of the net proceeds of the 2005 offering.

Equity in net income of unconsolidated entities totaled $97,000 in 2004. There was no income from unconsolidated entities in 2005 since we acquired the interest of our joint venture partner’s interest in our final two joint venture properties in 2004.

The Company’s income before minority interest and discontinued operations increased $443,000, or 14%, to $3,605,000 in 2005, from $3,162,000 in 2004 as a result of the foregoing factors.

Liquidity and Capital Resources

Our principal demands for liquidity are distributions to our stockholders, debt service, development of new properties and future property acquisitions.

During the quarter ended March 31, 2005, we declared a quarterly dividend of $.49 per share. The dividend was paid on April 14, 2005 to holders of record on March 31, 2005.

As of March 31, 2005, we had total mortgage indebtedness of $53,246,438 with a weighted average interest rate of 6.63%. Future scheduled annual maturities of mortgages payable for the years ending March 31 are as follows: 2006 — $2,225,942; 2007 — $2,495,525; 2008 — $2,660,733; 2009 - $2,827,257; 2010 — $3,019,799. The mortgage debt is all fixed rate, self-amortizing debt.

Agree Realty Corporation

Part I

In addition, the Operating Partnership has in place a $50 million credit facility with Standard Federal Bank, as the agent (Credit Facility), which is guaranteed by the Company. The Credit Facility matures in November 2006 and can be extended for an additional three years. During the three year extension period, we will have no further ability to borrow under this facility and will be required to repay a portion of the unpaid principal on a quarterly basis. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the lender’s prime rate, at the our option, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the properties which are not otherwise encumbered and properties to be acquired or developed. As of March 31, 2005, $9,000,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 3.91%.

We also have in place a $5 million line of credit (Line of Credit), which matures on June 30, 2005, and which we expect to renew for an additional 12 month period. The Line of Credit bears interest at the lender’s prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at our option. The purpose of the Line of Credit is to provide working capital and fund land options and start-up costs associated with new projects. As of March 31, 2005 there were $-0- outstanding under the Line of Credit.

The following table outlines our contractual obligations (in thousands) as of March 31, 2005.

	Total	Yr 1	2-3 Yrs	4-5 Yrs	Over 5 Yrs

Mortgages Payable	53,246	$2,226	$5,157	$5,847	$40,016

Notes Payable	9,000	—	300	8,700	—

Land Lease Obligation	14,692	782	1,564	1,575	10,771

Other Long-Term Liabilities	—	—	—	—	—

Total	$76,938	$3,008	$7,021	$16,122	$50,787

We have three development projects under construction that will add an additional 44,199 square feet of GLA to our portfolio. The projects are expected to be completed during the second and third quarters of 2005. Additional funding required for the projects is estimated to be $3,500,000 and will come from the Credit Facility.

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

Agree Realty Corporation

Part I

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

Funds from Operations

We consider Funds from Operations (FFO) to be a useful supplemental measure to evaluate our operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO can help an investor compare the operating performance of our real estate between periods or compare such performance to that of different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictable over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that uses historical cost accounting is insufficient by itself.

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

Agree Realty Corporation

Part I

The following tables illustrate the calculation of FFO for the three months ended March 31, 2005 and 2004:

Three Months Ended March 31,	2005	2004

Net income	$3,301,891	$2,895,716
Depreciation of real estate assets	1,160,524	1,062,211
Amortization of leasing costs	11,860	10,770
Minority interests	303,188	301,497

Funds from Operations	$4,777,463	$4,270,194

Weighted Average Shares and OP Units Outstanding	8,006,630	7,148,769

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through its borrowing activities. There is inherent roll over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s’ future financing requirements.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments (in thousands) and the weighted average interest rates on remaining debt, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Year ended March 31,
	2006	2007	2008	2009	2010	Thereafter	Total
Fixed rate debt	2,226	2,496	2,661	2,827	3,020	40,016	53,246
Average interest rate	6.63	6.63	6.63	6.63	6.63	6.63	—

Variable rate debt	—	60	240	8,700	—	—	9,000
Average interest rate	3.91	3.91	3.91	3.91	3.91	—	—

The fair value (in thousands) is estimated at $54,000 and $9,000 for fixed rate debt and variable rate debt, respectively.

The table above incorporates those exposures that exist as of March 31, 2005; it does not consider those exposures or positions, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

The Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure.

Agree Realty Corporation

Part I

A 10% adverse change in interest rates on the portion of the Company’s debt bearing interest at variable rates would result in an increase in interest expense of approximately $35,000.

ITEM 4. CONTROLS AND PROCEDURES

At December 31, 2004 management identified a material weakness in our internal controls regarding the segregation of duties resulting from the fact that we do not have an accounting staff sufficient to enable us to comply with acceptable internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. At March 31, 2005, we had nine employees, one of which (our Chief Financial Officer) was engaged full time in the period-end financial reporting process. Our audit committee has engaged an independent third party consultant to perform periodic reviews of our financial reporting process to help mitigate the material weakness in our internal controls.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report.

Based on this evaluation, and due to the material weakness in our internal control over financial reporting as described above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

     (b) Reports on Form 8-K

On April 26, 2005, the Company furnished an 8-K disclosing its first quarter 2005 results of operations and financial condition.

Agree Realty Corporation

Part II

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Agree Realty Corporation

/s/ RICHARD AGREE
Richard Agree
President and Chief Executive Officer

/s/ KENNETH R. HOWE
Kenneth R. Howe
Vice-President — Finance and Secretary
(Principal Financial Officer)

Date: May 5, 2004

Exhibit Index

No.	Description
3.1	Articles of Incorporation and Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (Registration Statement No. 33-73858, as amended (“Agree S-11”))

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Agree S-11)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer