Form 10-Q
period 2005-06-30
AGREE REALTY CORP
filed 2005-08-05
CIK 917251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
Yes       No
☑       ☐
As of August 5, 2005 the Registrant had 7,674,069 shares of common stock, $.0001 par value outstanding

Agree Realty Corporation
Form 10-Q

Agree Realty Corporation
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2005	2004

Assets

Real Estate Investments
Land	$70,592,068	$70,592,068
Buildings	182,966,324	180,595,915
Property under development	4,321,311	2,104,553

	257,879,703	253,292,536

Less accumulated depreciation	(44,059,982)	(41,727,987)

Net Real Estate Investments	213,819,721	211,564,549

Cash and Cash Equivalents	230,977	587,524

Accounts Receivable — Tenants, net of allowance of $20,000 for possible losses for 2005 and 2004	280,893	627,298

Unamortized Deferred Expenses
Financing	927,169	1,003,169
Leasing costs	413,533	258,316

Other Assets	1,526,449	1,661,504

	$217,198,742	$215,702,360

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2005	2004

Liabilities and Stockholders’ Equity

Mortgage Payable	$52,674,851	$53,808,689

Notes Payable	10,800,000	39,200,000

Dividends and Distributions Payable	4,089,596	3,509,083

Deferred Revenue	13,138,279	13,483,054

Accrued Interest Payable	132,701	298,115

Accounts Payable
Operating	679,863	1,441,877
Capital expenditures	1,059,034	393,711

Tenant Deposits	55,657	60,989

Total Liabilities	82,629,981	112,195,518

Minority Interest	5,827,277	5,874,855

Stockholders’ Equity
Common stock, $.0001 par value; 20,000,000 shares authorized, 7,674,069 and 6,487,846 shares issued and outstanding	768	649
Additional paid-in capital	142,208,465	109,599,965
Deficit	(11,426,790)	(10,726,663)

	130,782,443	98,873,951
Less: unearned compensation — restricted stock	(2,040,959)	(1,241,964)

Total Stockholders’ Equity	128,741,484	97,631,987

	$217,198,742	$215,702,360

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Income (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004

Revenues
Minimum rents	$14,468,716	$12,813,839
Percentage rents	30,524	40,872
Operating cost reimbursements	1,573,460	1,530,167
Other income	16,635	1,842

Total Revenues	16,089,335	14,386,720

Operating Expenses
Real estate taxes	930,913	927,659
Property operating expenses	1,164,991	1,090,585
Land lease payments	390,930	360,480
General and administrative	1,753,692	1,296,420
Depreciation and amortization	2,387,969	2,140,963

Total Operating Expenses	6,628,495	5,816,107

Income From Continuing Operations	9,460,840	8,570,613

Other Income (Expense)
Interest expense, net	(2,027,884)	(2,262,515)
Equity in net income of unconsolidated entities	—	193,903

Total Other Expense	(2,027,884)	(2,068,612)

Income Before Minority Interest and Discontinued Operations	7,432,956	6,502,001

Minority Interest	612,495	613,140

Income Before Discontinued Operations	6,820,461	5,888,861

Income From Discontinued Operations, net of minority interest of $6,638	—	63,764

Net Income	$6,820,461	$5,952,625

Basic and Diluted Earnings Per Share
Income before discontinued operations	$.91	$.91
Discontinued operations	—	.01

Earnings Per Share	$.91	$.92

Weighted Average Number of Common Shares Outstanding — Basic	7,503,744	6,466,971

Weighted Average Number of Common Shares Outstanding — Dilutive	7,504,333	6,473,740

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004

Revenues
Minimum rents	$7,201,663	$6,497,728
Percentage rents	6,368	16,111
Operating cost reimbursements	768,897	684,392
Other income	16,635	263

Total Revenues	7,993,563	7,198,494

Operating Expenses
Real estate taxes	461,760	475,348
Property operating expenses	499,060	405,585
Land lease payments	195,465	180,240
General and administrative	833,921	663,473
Depreciation and amortization	1,201,932	1,072,019

Total Operating Expenses	3,192,138	2,796,665

Income From Continuing Operations	4,801,425	4,401,829

Other Income (Expense)
Interest expense, net	(973,546)	(1,158,792)
Equity in net income of unconsolidated entities	—	96,952

Total Other Expense	(973,546)	(1,061,840)

Income Before Minority Interest and Discontinued Operations	3,827,879	3,339,989

Minority Interest	309,307	314,962

Income Before Discontinued Operations	3,518,572	3,025,027

Income From Discontinued Operations, net of minority interest of $3,319	—	31,882

Net Income	$3,518,572	$3,056,909

Basic and Diluted Earnings Per Share
Income before discontinued operations	$.460	$.465
Discontinued operations	—	.005

Net Income	$.460	$.470

Weighted Average Number of Common Shares Outstanding — Basic	7,674,069	6,466,971

Weighted Average Number of Common Shares Outstanding — Dilutive	7,675,583	6,472,257

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statement of Stockholders’ Equity (Unaudited)

					Unearned
			Additional		Compensation -
	Common Stock		Paid-In		Restricted
	Shares	Amount	Capital	Deficit	Stock

Balance, January 1, 2005	6,487,846	$649	$109,599,965	$(10,726,663)	$(1,241,964)

Issuance of common stock, net of Issuance costs	1,150,000	115	31,456,414	—	—

Issuance of shares under Stock Incentive Plan	40,223	4	1,278,846	—	(1,124,995)

Shares redeemed under the Stock Incentive Plan	(4,000)	—	(126,760)	—	—

Vesting of restricted stock	—	—	—	—	326,000

Dividends declared for the period January 1, 2005 to June 30, 2005	—	—	—	(7,520,588)	—

Net income for the period January 1, 2005 to June 30, 2005	—	—	—	6,820,461	—

Balance, June 30, 2005	7,674,069	$768	$142,208,465	$(11,426,790)	$(2,040,959)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004

Cash Flows From Operating Activities
Net income	$6,820,461	$5,952,625
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,360,015	2,144,235
Amortization	103,954	101,760
Stock-based compensation	326,000	240,000
Equity in net income of unconsolidated entities	—	(193,903)
Minority interests	612,495	619,778
Decrease in accounts receivable	346,405	475,630
Decrease (Increase) in other assets	103,259	(335,599)
Decrease in accounts payable	(762,014)	(600,683)
Decrease in deferred revenue	(344,775)	—
Increase (decrease) in accrued interest	(165,414)	24,224
Increase (decrease) in tenant deposits	(5,332)	11,764

Net Cash Provided By Operating Activities	9,395,054	8,439,831

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $272,000 in 2005 and $83,000 in 2004)	(3,528,133)	(9,130,995)
Distributions from unconsolidated entities	—	193,903
Decrease in restricted cash	—	4,309,914

Net Cash Used In Investing Activities	(3,528,133)	(4,627,178)

Cash Flows From Financing Activities
Net proceeds from the issuance of common stock	31,456,529	—
Payments of mortgages payable	(1,133,838)	(1,061,578)
Dividends and limited partners’ distributions paid	(7,600,148)	(6,910,820)
Line-of-credit net borrowings (payments)	(28,400,000)	3,900,000
Repayments of capital expenditure payables	(239,856)	(361,769)
Redemption of restricted stock	(126,760)	(169,680)
Payment of leasing costs	(179,395)	(14,184)

Net Cash Provided By (Used In) Financing Activities	(6,223,468)	(4,618,031)

Net Decrease In Cash and Cash Equivalents	(356,547)	(805,378)
Cash and Cash Equivalents, beginning of period	587,524	1,004,090

Cash and Cash Equivalents, end of period	$230,977	$198,712

Agree Realty Corporation
Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004

Supplemental Disclosure of Cash flow Information
Cash paid for interest (net of amounts capitalized)	$2,117,298	$2,225,178

Supplemental Disclosure of Non-Cash Transactions
Dividends and limited partners’ distributions declared and unpaid	$4,089,596	$3,463,151
Shares issued under Stock Incentive Plan	$1,278,850	$1,092,343
Real estate investments financed with accounts payable	$1,059,034	$641,159

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Notes to Consolidated Financial Statements

1.	Basis of Presentation	The accompanying unaudited consolidated financial statements for the three months and six months ended June 30, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

2.	Earnings Per Share	Earnings per share has been computed by dividing the net income by the weighted average number of common shares outstanding. The per share amounts reflected in the consolidated statements of income are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings per Share”.

3.	Discontinued Operations	In August 2004 we completed the sale of a single tenant property for approximately $2.2 million. The property was leased to Kmart Corporation and was located in Perrysburg, Ohio. The results of operations for this property is presented as discontinued operations in our Consolidated Statements of Income.

The revenues from this property were $116,934 for the six months ended June 30, 2004. The expenses for this property were $53,170, including minority interest charges of $6,638, for the six months ended June 30, 2004.

The revenues from this property were $58,467 for the three months ended June 30, 2004. The expenses for this property were $26,585, including minority interest charges of $3,319 for the three months ended June 30, 2004.

4.	Equity Transactions	On January 25, 2005, we completed an offering of 1,000,000 shares of common stock at $28.28 per share; on February 7, 2005 the underwriter exercised its over allotment option for an additional 150,000 shares at the same per share price (collectively, the 2005 Offering). The net proceeds from the 2005 Offering of approximately $31.5 million were used to repay amounts outstanding under our credit facility.

Agree Realty Corporation
Part I

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions, are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Risks and other factors that might cause future results to differ from the statements include, but are not limited to, the effect of economic and market conditions; risks that our acquisition and development projects will fail to perform as expected; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; loss or bankruptcy of one or more of our major retail tenants; and failure of our properties to generate additional income to offset increases in operating expenses. For a description of the specific risks associated with the operation of our business, please see our Form 10-K for the fiscal year ended December 31, 2004.
Overview
We were established to continue to operate and expand the retail property business of our predecessor. We commenced operations in April 1994. Our assets are held by, and all operations are conducted through, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and held a 91.93% interest as of June 30, 2005. We are operating so as to qualify as a real estate investment trust (REIT) for federal income tax purposes.
On January 25, 2005, we completed an offering of 1,000,000 shares of common stock at $28.28 per share. On February 7, 2005, the underwriter exercised its over allotment option for an additional 150,000 shares at the same per share price (collectively, the 2005 Offering). The net proceeds from the 2005 Offering of approximately $31.5 million were used to repay amounts outstanding our credit facility.
The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Form 10-Q.

Agree Realty Corporation
Part I
Recent Accounting Pronouncements
In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123 (R), to expand and clarify SFAS No. 123 in several areas. The Statement requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. This statement is effective for the interim reporting periods beginning after December 15, 2005. We do not expect that our financial statements will be materially impacted by SFAS No. 123 (R).
Critical Accounting Policies
In the course of developing and evaluating accounting policies and procedures, we use estimates, assumptions and judgements to determine the most appropriate methods to be applied. Such processes are used in determining revenue recognition, capitalization of costs related to real estate investments, potential impairment of real estate investments, operating cost reimbursements, and taxable income.
Minimum rental income attributable to leases is recorded when due from tenants. Certain leases provide for additional percentage rents based on tenants’ sales volumes. These percentage rents are recognized when determinable by us. In addition, leases for certain tenants contain rent escalations and/or free rent during the first several months of the lease term; however such amounts are not material.
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
Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004
Minimum rental income increased $1,655,000, or 13%, to $14,469,000 in 2005, compared to $12,814,000 in 2004. The increase was the result of an increase of $740,000 due to additional rent resulting from the acquisition of our joint venture partner’s interest in two joint venture properties in 2004, an increase of $548,000 from the development and acquisition of five properties in 2004, an increase of $64,000 from the settlement of our rent dispute with Borders and rental increases of $303,000 from new and existing tenants.
Percentage rental income remained relatively constant at $31,000 in 2005 and $41,000 in 2004.
Operating Cost Reimbursements increased $43,000, or 3%, to $1,573,000 in 2005, compared to $1,530,000 in 2004. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expenses as explained below.
Other income increased $15,000, to $17,000 in 2005, compared to $2,000 in 2004. The increase was the result of a leasing commission earned by us during 2005.
Real estate taxes increased $3,000, or 1%, to $931,000 in 2005, compared to $928,000 in 2004. The increase is the result of general assessment adjustments.
Property operating expenses (shopping center maintenance, insurance and utilities) increased $74,000, or 7%, to $1,165,000 in 2005 compared to $1,091,000 in 2004. The increase was the result of decreased snow removal costs of ($12,000); an increase in shopping center maintenance costs of $74,000; an increase in utility costs of $7,000; and an increase in insurance costs of $5,000 in 2005 versus 2004.
Land lease payments increased $31,000, or 8%, to $391,000 in 2005 compared to $360,000 for 2004. The increase is the result of the scheduled lease increase at our Aventura, Florida property.
General and administrative expenses increased by $458,000, or 35%, to $1,754,000 in 2005, compared to $1,296,000 in 2004. The increase was the result of increased compensation related expenses as a result of salary increases and the addition of two employees of $141,000, increased contracted services to investigate Florida development opportunities of $274,000 and increased property related expenses of $43,000. General and administrative expenses as a percentage of total rental income increased from 10.1% for 2004 to 12.1% for 2005.

Agree Realty Corporation
Part I
Depreciation and amortization increased $247,000, or 12%, to $2,388,000 in 2005, compared to $2,141,000 in 2004. The increase was the result of the development and acquisition of five properties in 2004 and the acquisition of the joint venture partner’s interest in two joint venture properties in 2004.
Interest expense decreased $235,000, or 10%, to $2,028,000 in 2005, from $2,263,000 in 2004. The decrease in interest expense resulted from decreased borrowings as a result of the reduction in outstanding indebtedness from the application of the net proceeds of the 2005 Offering.
Equity in net income of unconsolidated entities totaled $194,000 in 2004. There was no income from unconsolidated entities in 2005 since we acquired the interest of our joint venture partner in our final two joint ventures in 2004.
Our income before minority interest and discontinued operations increased $931,000, or 14%, to $7,433,000 in 2005 from $6,502,000 in 2004 as a result of the foregoing factors.
Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004
Minimum rental income increased $704,000, or 11%, to $7,202,000 in 2005, compared to $6,498,000 in 2004. The increase was the result of an increase of $370,000 due to additional rent resulting from the acquisition of our joint venture partner’s interest in two joint venture properties in 2004, an increase of $204,000 from the development and acquisition of three properties in 2004 and rental increases of $130,000 from new and existing tenants.
Percentage rental income decreased $10,000, to $6,000 in 2005 compared to $16,000 in 2004. The decrease was the result of decreased tenant sales.
Operating Cost Reimbursements increased $85,000, or 12%, to $769,000 in 2005, compared to $684,000 in 2004. Operating cost reimbursements increased due to the increase in property operating expenses as explained below.
Other income increased $17,000, to $17,000 in 2005, compared to $-0- in 2004. The increase was primarily the result of a leasing commission earned by us during 2005.
Real estate taxes decreased ($13,000), or 3%, to $462,000 in 2005, compared to $475,000 in 2004. The decrease is the result of general assessment adjustments.
Property operating expenses (shopping center maintenance, insurance and utilities) increased $93,000, or 23%, to $499,000 in 2005 compared to $406,000 in 2004. The increase was the result of increased snow removal costs of $21,000; an increase in shopping center maintenance costs of $65,000; an increase in utility costs of $4,000; and an increase in insurance costs of $3,000 in 2005 versus 2004.

Agree Realty Corporation
Part I
Land lease payments increased $15,000, or 8%, to $195,000 in 2005 compared to $180,000 for 2004. The increase is the result of the scheduled lease increase at our Aventura, Florida property.
General and administrative expenses increased by $171,000, or 26%, to $834,000 in 2005, compared to $663,000 in 2004. The increase was the result of increased compensation related expenses as a result of salary increases and the addition of two employees of $58,000, increased contracted services to investigate Florida development opportunities of $83,000 and increased property related expenses of $29,000. General and administrative expenses as a percentage of total rental income increased from 10.2% for 2004 to 11.6% for 2005.
Depreciation and amortization increased $130,000, or 12%, to $1,202,000 in 2005, compared to $1,072,000 in 2004. The increase was the result of the development and acquisition of five properties in 2004 and the acquisition of the joint venture partner’s interest in two joint venture properties in 2004.
Interest expense decreased $185,000, or 16%, to $974,000 in 2005, from $1,159,000 in 2004. The decrease in interest expense resulted from decreased borrowings as a result of the reduction in outstanding indebtedness from the application of the net proceeds of the 2005 Offering.
Equity in net income of unconsolidated entities totaled $97,000 in 2004. There was no income from unconsolidated entities in 2005 since we acquired the interest of our joint venture partner in our final two joint ventures in 2004.
Our income before minority interest and discontinued operations increased $488,000, or 15%, to $3,828,000 in 2005 from $3,340,000 in 2004 as a result of the foregoing factors.

Agree Realty Corporation
Part I
Liquidity and Capital Resources
Our principal demands for liquidity are distributions to our stockholders, debt repayment, development of new properties and future property acquisitions.
During the quarter ended June 30, 2005, we declared a quarterly dividend of $.49 per share. The dividend was paid on July 14, 2005, to holders of record on June 30, 2005.
As of June 30, 2005, we had total mortgage indebtedness of $52,674,851 with a weighted average interest rate of 6.63%. Future scheduled annual maturities of mortgages payable for the years ending June 30 are as follows: 2006 — $2,262,911; 2007 — $2,536,962; 2008 — $2,700,189; 2009 - $2,874,208; and 2010 — $3,069,957. This mortgage debt is all fixed rate debt.
In addition, the operating partnership has in place a $50 million credit facility with Standard Federal Bank, as the agent (Credit Facility), which we guarantee. The Credit Facility matures in November 2006 and can be extended for an additional three years. During the three year extension period, we will have no further ability to borrow under this facility and will be required to repay a portion of the unpaid principal on a quarterly basis. Advances under the Credit Facility bear interest within a range of one month to six month LIBOR plus 150 basis points to 213 basis points or the bank’s prime rate, at our option, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of our properties which are not otherwise encumbered and properties to be acquired or developed. As of June 30, 2005 $9,000,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 4.95%.
We also have in place a $5 million line of credit (Line of Credit), which matures on June 30, 2006. The Line of Credit bears interest at the lender’s prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at our option. The purpose of the Line of Credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of June 30, 2005, $1,800,000 was outstanding under the Line of Credit bearing a weighted average interest rate of 5.50%.

Agree Realty Corporation
Part I
The following table outlines our contractual obligations (in thousands) as of June 30, 2005.

	Total	Yr 1	2-3 Yrs	4-5 Yrs	Over 5 Yrs

Mortgages Payable	$52,675	$2,263	$5,237	$5,944	$39,231
Notes Payable	10,800	1,800	482	8,518	—
Land Lease Obligation	13,956	782	1,564	1,575	10,035
Other Long-Term Liabilities	—	—	—	—	—

Total	$77,431	$4,845	$7,283	$16,037	$49,266

We have two development projects under construction that will add an additional 29,379 square feet of GLA to our portfolio. One project is expected to be completed during the third quarter of 2005 and the second project is expected to be completed during the fourth quarter of 2005. Additional funding required to complete the projects are estimated to be $1,558,000 and will come from the Credit Facility.
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
We plan to begin construction of additional pre-leased developments and may acquire additional properties, which will initially be financed by the Credit Facility and Lien of Credit. We will periodically refinance short-term construction and acquisition financing with long-term debt and / or equity.

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
The following tables illustrate the calculation of FFO for the six months and three months ended June 30, 2005 and 2004:

Six Months Ended June 30,	2005	2004

Net income	$6,820,461	$5,952,625
Depreciation of real estate assets	2,335,771	2,126,621
Amortization of leasing costs	24,178	21,984
Minority interest	612,495	619,778

Funds from Operations	$9,792,905	$8,721,008

Weighted Average Shares and OP Units Outstanding — Dilutive	8,177,880	7,147,287

Agree Realty Corporation
Part I

Three Months Ended June 30,	2005	2004

Net income	$3,518,570	$3,056,909
Depreciation of real estate assets	1,175,247	1,064,410
Amortization of leasing costs	12,318	11,214
Minority interest	309,307	318,281

Funds from Operations	$5,015,442	$4,450,814

Weighted Average Shares and OP Units Outstanding — Dilutive	8,349,130	7,145,804

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

	Year ended June 30,
	2006	2007	2008	2009	2010	Thereafter	Total
Fixed rate debt	2,263	2,537	2,700	2,874	3,070	39,231	52,675
Average interest rate	6.63	6.63	6.63	6.63	6.63	6.63

Variable rate debt	1,800	241	241	8,518	—	—	10,800
Average interest rate	5.50	4.95	4.95	4.95	—	—	—
The fair value (in thousands) is estimated at $53,000 and $10,800 for fixed rate debt and variable rate debt, respectively.

Agree Realty Corporation
Part I
The table above incorporates those exposures that exist as of June 30, 2005; it does not consider those exposures or position, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.
We do not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure.
A 10% adverse change in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $44,000.
ITEM 4. CONTROLS AND PROCEDURES
At December 31, 2004 management identified a material weakness in our internal controls regarding the segregation of duties resulting from the fact that we do not have an accounting staff sufficient to enable us to comply with acceptable internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. At June 30, 2005, we had nine employees, one of which (our Chief Financial Officer) was engaged full time in the period-end financial reporting process. Our audit committee has engaged an independent third party consultant to perform periodic reviews of our financial reporting process to help mitigate the material weakness in our internal controls.
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
Based on this evaluation as of June 30, 2005, and due to the material weakness in our internal control over financial reporting as described above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Or audit committee has engaged independent third party consultants to perform periodic reviews of our financial reporting process to help mitigate the material weakness in our internal controls.

Agree Realty Corporation
Part II
Other Information
Item 1. Legal Proceedings
             None
Item 2. Changes in Securities and Use of Proceeds
             None
Item 3. Defaults Upon Senior Securities
             None
Item 4. Submission of Matters to a Vote of Security Holders
On May 9, 2005, we held our annual meeting of stockholders. The following were the results of the meeting:
The stockholders elected Gene Silverman and Farris Kalil as Directors until the annual meeting of stockholders in 2008 or until a successor is elected and qualified.

The vote was as follows:

	Gene Silverman	Farris Kalil
Votes cast for	7,273,019	7,311,343
Votes withheld	241,869	203,545
The stockholders voted in favor of the Agree Realty Corporation 2005 Equity Incentive Plan

Votes cast for	2,601,958
Votes withheld	1,976,943
Abstained	175,207
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

Agree Realty Corporation

/s/ RICHARD AGREE

Richard Agree
President and Chief Executive Officer

/s/ KENNETH R. HOWE

Kenneth R. Howe
Vice-President — Finance and Secretary
(Principal Financial Officer)

Date: August 5, 2005

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer