Form 10-Q
period 2005-09-30
AGREE REALTY CORP
filed 2005-11-04
CIK 917251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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

Yes ☑	No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
As of November 4, 2005 the Registrant had 7,671,846 shares of common stock, $.0001 par value outstanding.

Agree Realty Corporation
Form 10-Q

Agree Realty Corporation
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2005	2004

Assets

Real Estate Investments
Land	$69,114,167	$69,914,248
Buildings	178,135,823	173,089,019

	247,249,990	243,003,267

Less accumulated depreciation	(42,579,412)	(39,252,311)

	204,670,578	203,750,956

Operating property held for sale, net	5,577,567	5,709,040
Property under development	2,446,761	2,104,553

Net real estate investments	212,694,906	211,564,549

Cash and Cash Equivalents	189,894	587,524

Accounts Receivable — Tenants, net of allowance of $20,000 for possible losses for 2005 and 2004	152,892	627,298

Unamortized Deferred Expenses
Financing	889,169	1,003,169
Leasing costs	401,444	258,316

Other Assets	1,401,544	1,661,504

	$215,729,849	$215,702,360

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2005	2004

Liabilities and Stockholders’ Equity

Mortgages Payable	$52,151,161	$53,808,689

Notes Payable	11,200,000	39,200,000

Dividends and Distributions Payable	4,088,262	3,509,083

Deferred Revenue	12,965,892	13,483,054

Accrued Interest Payable	240,969	298,115

Accounts Payable
Operating	360,652	1,441,877
Capital expenditures	418,057	393,711

Tenant Deposits	56,590	60,989

Total Liabilities	81,481,583	112,195,518

Minority Interest	5,800,443	5,874,855

Stockholders’ Equity
Common stock, $.0001 par value; 20,000,000 shares authorized, 7,670,596 and 6,487,846 shares issued and outstanding	768	649
Additional paid-in capital	142,091,685	109,599,965
Deficit	(11,731,356)	(10,726,663)

	130,361,097	98,873,951

Less: unearned compensation — restricted stock	(1,913,274)	(1,241,964)

Total Stockholders’ Equity	128,447,823	97,631,987

	$215,729,849	$215,702,360

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Balance Sheets (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004

Revenues
Minimum rents	$21,096,534	$19,153,416
Percentage rents	39,299	21,655
Operating cost reimbursements	2,097,318	2,046,638
Other income	17,636	32,256

Total Revenues	23,250,787	21,253,965

Operating Expenses
Real estate taxes	1,315,800	1,295,235
Property operating expenses	1,434,459	1,351,992
Land lease payments	586,395	540,720
General and administrative	2,665,207	1,983,241
Depreciation and amortization	3,461,429	3,106,901

Total Operating Expenses	9,463,290	8,278,089

Income From Continuing Operations	13,787,497	12,975,876

Other Income (Expense)
Interest expense, net	(3,056,760)	(3,338,957)
Gain on sale of asset	6,397	—
Equity in net income of unconsolidated entities	—	216,837

Total Other Expense	(3,050,363)	(3,122,120)

Income Before Minority Interest and Discontinued Operations	10,737,134	9,853,756

Minority Interest	(878,644)	(929,211)

Income Before Discontinued Operations	9,858,490	8,924,545
Gain on Sale of Asset From Discontinued Operations net of minority interest of $54,427	—	522,741
Income From Discontinued Operations, net of minority interest of $37,060 and $41,718	415,997	400,688

Net Income	$10,274,487	$9,847,974

Basic and Diluted Earnings Per Share
Income before discontinued operations	$1.30	$1.38
Discontinued operations	.06	.14

Earnings Per Share	$1.36	$1.52

Weighted Average Number of Common Shares Outstanding – Basic	7,559,973	6,467,310

Weighted Average Number of Common Shares Outstanding – Dilutive	7,560,318	6,473,919

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2005	September 30, 2004

Revenues
Minimum rents	$7,061,614	$6,739,794
Percentage rents	14,227	(12,181)
Operating cost reimbursements	613,083	599,547
Other income	1,001	30,414

Total Revenues	7,689,925	7,357,574

Operating Expenses
Real estate taxes	444,107	424,819
Property operating expenses	341,983	349,295
Land lease payments	195,465	180,240
General and administrative	911,515	686,821
Depreciation and amortization	1,167,652	1,059,775

Total Operating Expenses	3,060,722	2,700,950

Income From Continuing Operations	4,629,203	4,656,624

Other Income (Expense)
Interest expense, net	(1,028,876)	(1,076,442)
Gain on sale of asset	6,397	—
Equity in net income of unconsolidated entities	—	22,934

Total Other Expense	(1,022,479)	(1,053,508)

Income Before Minority Interest and Discontinued Operations	3,606,724	3,603,116

Minority Interest	(291,063)	(339,774)

Income Before Discontinued Operations	3,315,661	3,263,342
Gain on Sale of Asset From Discontinued Operations net of minority interest of $54,427	—	522,741
Income From Discontinued Operations, net of minority interest of $12,146 and $11,377	138,365	109,266

Net Income	$3,454,026	$3,895,349

Basic and Diluted Earnings Per Share
Income before discontinued operations	$.43	$.50
Discontinued operations	.02	.10

Net Income	$.45	$.60

Weighted Average Number of Common Shares Outstanding – Basic	7,670,598	6,467,976

Weighted Average Number of Common Shares Outstanding – Dilutive	7,672,290	6,474,278

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statement of Stockholders’ Equity (Unaudited)

					Unearned
			Additional		Compensation -
	Common Stock		Paid-In		Restricted
	Shares	Amount	Capital	Deficit	Stock

Balance, January 1, 2005	6,487,846	$649	$109,599,965	$(10,726,663)	$(1,241,964)
Issuance of common stock, net of Issuance costs	1,150,000	115	31,456,414	—	—
Issuance of shares under Stock Incentive Plan	36,750	4	1,162,066	—	(1,162,070)
Shares redeemed under the Stock Incentive Plan	(4,000)	—	(126,760)	—	—
Vesting of restricted stock	—	—	—	—	490,760
Dividends declared for the period January 1, 2005 to September 30, 2005	—	—	—	(11,279,180)	—
Net income for the period January 1, 2005 to September 30, 2005	—	—	—	10,274,487	—

Balance, September 30, 2005	7,670,596	$768	$142,091,685	$(11,731,356)	$(1,913,274)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004

Cash Flows From Operating Activities
Net income	$10,274,487	$9,847,974
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,560,786	3,242,077
Amortization	155,931	153,451
Stock-based compensation	490,760	427,175
Equity in net income of unconsolidated entities	—	(216,837)
Minority interests	915,704	1,025,356
Gain on sale of assets	(6,397)	(577,168)
Decrease in accounts receivable	474,406	506,800
Decrease (Increase) in other assets	208,995	(364,578)
Decrease in accounts payable	(1,081,225)	(999,653)
Decrease in deferred revenue	(517,162)	(134,130)
Increase (decrease) in accrued interest	(57,146)	40,901
Increase (decrease) in tenant deposits	(4,399)	16,347

Net Cash Provided By Operating Activities	14,414,740	12,967,715

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $390,000 in 2005 and $183,000 in 2004)	(5,397,651)	(15,197,360)
Distributions from unconsolidated entities	—	216,837
Decrease in restricted cash	—	4,309,914
Net proceeds from the sale of assets	1,176,263	2,046,493

Net Cash Used In Investing Activities	(4,221,388)	(8,624,116)

Cash Flows From Financing Activities
Net proceeds from the issuance of common stock	31,456,414	—
Payments of mortgages payable	(1,657,528)	(1,605,618)
Dividends and limited partners’ distributions paid	(11,690,002)	(10,373,785)
Line-of-credit net borrowings (payments)	(28,000,000)	7,400,000
Repayments of capital expenditure payables	(393,711)	(361,769)
Redemption of restricted stock	(126,760)	(169,680)
Payment of leasing costs	(179,395)	(20,693)

Net Cash (Used In) Financing Activities	(10,590,982)	(5,131,545)

Net Decrease In Cash and Cash Equivalents	(397,630)	(787,946)
Cash and Cash Equivalents, beginning of period	587,524	1,004,090

Cash and Cash Equivalents, end of period	$189,894	$216,144

Agree Realty Corporation
Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004

Supplemental Disclosure of Cash flow Information
Cash paid for interest (net of amounts capitalized)	$2,999,907	$3,204,600

Supplemental Disclosure of Non-Cash Transactions
Dividends and limited partners’ distributions declared and unpaid	$4,088,262	$3,500,079
Shares issued under Stock Incentive Plan	$1,162,070	$1,159,518
Real estate investments financed with accounts payable	$418,057	$555,123

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Notes to Consolidated Financial Statements

1.	Basis of Presentation	The accompanying unaudited consolidated financial statements for the three months and nine months ended September 30, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

2.	Earnings Per Share	Earnings per share has been computed by dividing the net income by the weighted average number of common shares outstanding. The per share amounts reflected in the consolidated statements of income are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 Earnings per Share.

3.	Discontinued Operations	In August 2004, we completed the sale of a single tenant property for approximately $2.2 million. The property was leased to Kmart Corporation and was located in Perrysburg, Ohio. The results of operations for this property is presented as discontinued operations in our Consolidated Statements of Income.

During October 2005, we completed the sale of a shopping center for approximately $8.8 million. The shopping center was anchored by Kmart Corporation and Roundy’s Foods and was located in Iron Mountain, Michigan. The results of operations for this property are also presented as discontinued operations in our Consolidated Statements of Income.

The aggregate revenues from these properties were $785,308 and $876,717 for the nine months ended September 30, 2005 and 2004. The aggregate expenses for these properties were $369,311 and $476,029, including minority interest charges of $37,060 and $41,718, for the nine months ended September 30, 2005 and 2004 respectively.

The aggregate revenues from these properties were $256,835 and $269,454 for the three months ended September 30, 2005 and 2004. The aggregate expenses for these properties were $118,470 and $160,188, including minority interest charges of $12,146 and $11,377 for the three months ended September 30, 2005 and 2004 respectively.

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
Overview
We were established to continue to operate and expand the retail property business of our predecessor. We commenced operations in April 1994. Our assets are held by, and all operations are conducted through, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and held a 91.93% interest as of September 30, 2005. We are operating so as to qualify as a real estate investment trust (REIT) for federal income tax purposes.
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

Agree Realty Corporation
Part I
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the Code), commencing with our 1994 tax year. As a result, we are not subject to federal income taxes to the extent that we distribute annually at least 90% of our REIT taxable income to our stockholders and satisfy certain other requirements defined in the Code. Accordingly, no provision was made for federal income taxes in the accompanying consolidated financial statements.
Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004
Minimum rental income increased $1,944,000, or 10%, to $21,097,000 in 2005, compared to $19,153,000 in 2004. The increase was the result of an increase of $931,000 due to additional rent resulting from the acquisition of our joint venture partner’s interest in two joint venture properties in 2004, an increase of $853,000 from the development and acquisition of five properties in 2004 and 2 properties in 2005, an increase of $64,000 from the settlement of our rent dispute with Borders and rental increases of $96,000 from new and existing tenants.
Percentage rental income increased $17,000, or 81%, to $39,000 in 2005, compared to $22,000 in 2004. The increase was the result of increased tenant sales.
Operating Cost Reimbursements increased $50,000, or 2%, to $2,097,000 in 2005, compared to $2,047,000 in 2004. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expenses as explained below.
Other income decreased $14,000, to $18,000 in 2005, compared to $32,000 in 2004. The decrease was the result of signage sold at one of our properties in 2004. No signage was sold in 2005.
Real estate taxes increased $21,000, or 2%, to $1,316,000 in 2005, compared to $1,295,000 in 2004. The increase is the result of general assessment adjustments.
Property operating expenses (shopping center maintenance, insurance and utilities) increased $82,000, or 6%, to $1,434,000 in 2005 compared to $1,352,000 in 2004. The increase was the result of decreased snow removal costs of ($5,000); an increase in shopping center maintenance costs of $65,000; an increase in utility costs of $15,000; and an increase in insurance costs of $7,000 in 2005 versus 2004.
Land lease payments increased $45,000, or 8%, to $586,000 in 2005 compared to $541,000 for 2004. The increase is the result of the scheduled lease increase at our Aventura, Florida property.

Agree Realty Corporation
Part I
General and administrative expenses increased by $682,000, or 34%, to $2,665,000 in 2005, compared to $1,983,000 in 2004. The increase was the result of increased compensation related expenses as a result of salary increases and the addition of three employees of $325,000, increased contracted services to investigate development opportunities of $278,000 and increased property related expenses of $79,000. General and administrative expenses as a percentage of total rental income increased from 10.3% for 2004 to 12.3% for 2005.
Depreciation and amortization increased $354,000, or 11%, to $3,461,000 in 2005, compared to $3,107,000 in 2004. The increase was the result of the development and acquisition of five properties in 2004, two properties in 2005 and the acquisition of the joint venture partner’s interest in two joint venture properties in 2004.
Interest expense decreased $282,000, or 8%, to $3,057,000 in 2005, from $3,339,000 in 2004. The decrease in interest expense resulted from decreased borrowings as a result of the reduction in outstanding indebtedness from the application of the net proceeds of the 2005 Offering.
We sold a parcel of land and recognized a gain on the sale of $6,000 in 2005. There were no sale of assets in 2004
Equity in net income of unconsolidated entities totaled $217,000 in 2004. There was no income from unconsolidated entities in 2005 since we acquired the interest of our joint venture partner in our final two joint ventures in 2004.
Our income before minority interest and discontinued operations increased $883,000, or 9%, to $10,737,000 in 2005 from $9,854,000 in 2004 as a result of the foregoing factors.
Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004
Minimum rental income increased $322,000, or 5%, to $7,062,000 in 2005, compared to $6,740,000 in 2004. The increase was the result of an increase of $190,000 due to additional rent resulting from the acquisition of our joint venture partner’s interest in two joint venture properties in 2004, an increase of $305,000 from the development and acquisition of three properties in 2004 and two properties in 2005 and rental decreases of ($173,000) from new and existing tenants.
Percentage rental income increased $26,000, to $14,000 in 2005 compared to ($12,000) in 2004. The increase was the result of increased tenant sales.

Agree Realty Corporation
Part I
Operating Cost Reimbursements increased $13,000, or 2%, to $613,000 in 2005, compared to $600,000 in 2004. Operating cost reimbursements increased due to the increase in property operating expenses as explained below.
Other income decreased $29,000, to $1,000 in 2005, compared to $30,000 in 2004. The decrease was primarily the result of the sale of signage in 2004 with no such income in 2005.
Real estate taxes increased $19,000, or 5%, to $444,000 in 2005, compared to $425,000 in 2004. The increase is the result of general assessment adjustments.
Property operating expenses (shopping center maintenance, insurance and utilities) decreased ($7,000), or 2%, to $342,000 in 2005 compared to $349,000 in 2004. The decrease was the result of decreased shopping center maintenance costs of ($16,000); an increase in utility costs of $6,000; and an increase in insurance costs of $3,000 in 2005 versus 2004.
Land lease payments increased $15,000, or 8%, to $195,000 in 2005 compared to $180,000 for 2004. The increase is the result of the scheduled lease increase at our Aventura, Florida property.
General and administrative expenses increased by $225,000, or 33%, to $912,000 in 2005, compared to $687,000 in 2004. The increase was the result of increased compensation related expenses as a result of salary increases and the addition of three employees of $184,000, increased contracted services to investigate Florida development opportunities of $4,000 and increased property related expenses of $37,000. General and administrative expenses as a percentage of total rental income increased from 10.2% for 2004 to 12.0% for 2005.
Depreciation and amortization increased $108,000, or 10%, to $1,168,000 in 2005, compared to $1,060,000 in 2004. The increase was the result of the development and acquisition of three properties in 2004 and two properties in 2005 and the acquisition of the joint venture partner’s interest in two joint venture properties in 2004.
Interest expense decreased $47,000, or 4%, to $1,029,000 in 2005, from $1,076,000 in 2004. The decrease in interest expense resulted from decreased borrowings as a result of the reduction in outstanding indebtedness from the application of the net proceeds of the 2005 Offering.
We sold a parcel of land and recognized a gain on the sale of $6,000 in 2005. There were no sales of assets in 2004.

Agree Realty Corporation
Part I
Equity in net income of unconsolidated entities totaled $23,000 in 2004. There was no income from unconsolidated entities in 2005 since we acquired the interest of our joint venture partner in our final two joint ventures in 2004.
Our income before minority interest and discontinued operations increased $4,000, to $3,607,000 in 2005 from $3,603,000 in 2004 as a result of the foregoing factors.
Liquidity and Capital Resources
Our principal demands for liquidity are distributions to our stockholders, debt repayment, development of new properties and future property acquisitions.
During the quarter ended September 30, 2005, we declared a quarterly dividend of $.49 per share. The dividend was paid on October 13, 2005, to holders of record on September 30, 2005.
As of September 30, 2005, we had total mortgage indebtedness of $52,151,161 with a weighted average interest rate of 6.63%. Future scheduled annual maturities of mortgages payable for the years ending September 30 are as follows: 2006 — $2,357,881; 2007 — $2,579,091; 2008 - $2,740,300; 2009 — $2,921,939; and 2010 — $3,120,947. This mortgage debt is all fixed rate debt.
In addition, the operating partnership has in place a $50 million credit facility with LaSalle Bank, as the agent (Credit Facility), which we guarantee. The credit facility matures in November 2006 and can be extended for an additional three years. During the three year extension period, we will have no further ability to borrow under this facility and will be required to repay a portion of the unpaid principal on a quarterly basis. Advances under the credit facility bear interest within a range of one month to six month LIBOR plus 150 basis points to 213 basis points or the bank’s prime rate, at our option, based on certain factors such as debt to property value and debt service coverage. The credit facility is used to fund property acquisitions and development activities and is secured by most of our properties which are not otherwise encumbered and properties to be acquired or developed. As of September 30, 2005 $9,000,000 was outstanding under the credit facility bearing a weighted average interest rate of 4.95%.
We also have in place a $5 million line of credit, which matures on June 30, 2006. The line of credit bears interest at the lender’s prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at our option. The purpose of the line of credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of September 30, 2005, $2,200,000 was outstanding under the line of credit bearing a weighted average interest rate of 6.25%.

Agree Realty Corporation
Part I
The following table outlines our contractual obligations (in thousands) as of September 30, 2005.

	Total	Yr 1	2-3 Yrs	4-5 Yrs	Over 5 Yrs

Mortgages Payable	$52,151	$2,358	$5,319	$6,043	$38,431
Notes Payable	11,200	2,200	482	8,518	—
Land Lease Obligation	13,761	782	1,564	1,575	9,840
Other Long-Term Liabilities	—	—	—	—	—

Total	$77,112	$5,340	$7,365	$16,136	$48,271

We have one development project under construction that will add an additional 14,559 square feet of GLA to our portfolio. The project is expected to be completed during the fourth quarter of 2005. Additional funding required to complete the project is estimated to be $313,000 and will come from the credit facility.
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

Agree Realty Corporation
Part I
The following tables illustrate the calculation of FFO for the nine months and three months ended September 30, 2005 and 2004:

Nine Months Ended September 30,	2005	2004

Net income	$10,274,487	$9,847,974
Depreciation of real estate assets	3,521,149	3,215,509
Amortization of leasing costs	36,267	33,788
Gain on sale of fixed asset	(6,397)	(577,168)
Minority interest	915,704	1,025,356

Funds from Operations	$14,741,210	$13,545,459

Weighted Average Shares and OP Units Outstanding — Dilutive	8,233,865	7,147,466

Three Months Ended September 30,	2005	2004

Net income	$3,454,026	$3,895,349
Depreciation of real estate assets	1,185,378	1,088,888
Amortization of leasing costs	12,089	11,804
Gain on sale of fixed asset	(6,397)	(577,168)
Minority interest	303,209	405,578

Funds from Operations	$4,948,305	$4,824,451

Weighted Average Shares and OP Units Outstanding – Dilutive	8,345,837	7,147,825

Agree Realty Corporation
Part I
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk primarily through borrowing activities. There is inherent roll over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments (in thousands) and the weighted average interest rates on remaining debt, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Year ended September 30,
	2006	2007	2008	2009	2010	Thereafter	Total
Fixed rate debt	2,358	2,579	2,740	2,922	3,121	38,431	52,151
Average interest rate	6.63	6.63	6.63	6.63	6.63	6.63

Variable rate debt	2,200	241	241	8,518	—	—	11,200
Average interest rate	6.25	4.95	4.95	4.95	—	—	—
The fair value (in thousands) is estimated at $52,200 and $11,200 for fixed rate debt and variable rate debt, respectively
The table above incorporates those exposures that exist as of September 30, 2005; it does not consider those exposures or position, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.
We do not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure.
A 10% adverse change in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $67,000.

Agree Realty Corporation
Part I
ITEM 4. CONTROLS AND PROCEDURES
At December 31, 2004 management identified a material weakness in our internal controls regarding the segregation of duties resulting from the fact that we do not have an accounting staff sufficient to enable us to comply with acceptable internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. At September 30, 2005, we had ten employees, one of which (our Chief Financial Officer) was engaged full time in the period-end financial reporting process. Our audit committee has engaged an independent third party consultant to perform periodic reviews of our financial reporting process to help mitigate the material weakness in our internal controls.
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
Based on this evaluation as of September 30, 2005, and due to the material weakness in our internal control over financial reporting as described above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Our audit committee has engaged independent third party consultants to perform periodic reviews of our financial reporting process to help mitigate the material weakness in our internal controls.

Agree Realty Corporation
Part II
Other Information

Item 1.	Legal Proceedings None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds None

Item 3.	Defaults Upon Senior Securities None

Item 4.	Submission of Matters to a Vote of Security Holders None

Item 5.	Other Information None

Agree Realty Corporation
Part II
Item 6.     Exhibits

3.1	Articles of Incorporation and Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (Registration Statement No. 33-73858, as amended (“Agree S-11”))

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Agree S-11)

10.1	Employment Agreement , dated August 1, 2005, by and between the Company and Charles Carter

10.2	Employment Agreement dated September 1, 2005, by and between the Company and Vicky Umphryes

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer

Agree Realty Corporation
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Agree Realty Corporation

/s/ RICHARD AGREE
Richard Agree
President and Chief Executive Officer

/s/ KENNETH R. HOWE Kenneth R. Howe
Vice-President — Finance and Secretary
(Principal Financial Officer)

Date: November 4, 2005

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1	Employment Agreement , dated August 1, 2005, by and between the Company and Charles Carter

10.2	Employment Agreement dated September 1, 2005, by and between the Company and Vicky Umphryes

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer