Form 10-K
period 2005-12-31
AGREE REALTY CORP
filed 2006-03-16
CIK 917251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
Commission File Number 1-12928
AGREE REALTY CORPORATION
(Exact name of Registrant as specified in its charter)

Maryland	38-3148187
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	identification No.)
31850 Northwestern Highway	(248) 737-4190
Farmington Hills, Michigan 48334	(Registrant’s telephone number,
Including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value Exchange	New York Stock
Securities Registered Pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the act. YES ☐     NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 OR 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was approximately $231,997,716 as of June 30, 2005, based on the closing price of $30.25 on the NYSE on that date.
At February 28, 2006, there were 7,706,846 shares of Common Stock, $.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III, Items 10-13 is to be incorporated by reference from the definitive information statement which involved the election of directors at our May 2006 Annual Meeting of Shareholders and which is to be filed with the Commission not later than 120 days after December 31, 2005.

Part I
FORWARD LOOKING STATEMENTS
     We have made statements in this Form 10-K that are “forward-looking” in that they do not discuss historical facts but instead note future expectations, projections, intentions or other items relating to the future.
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
General
     Agree Realty Corporation is a fully-integrated, self-administered and self-managed real estate investment trust (REIT) focused primarily on the development, acquisition and management of retail properties net leased to national tenants. We were formed in December 1993 to continue and expand the business founded in 1971 by our current President and Chairman, Richard Agree. We specialize in developing retail properties for national tenants who have executed long-term net leases prior to the commencement of construction. As of December 31, 2005, approximately 89% of our annualized base rent is derived from national tenants. All of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses including property taxes, insurance and maintenance. We believe this strategy provides a generally consistent source of income and cash for distributions.
     At December 31, 2005, our portfolio consisted of 59 properties, located in 15 states containing an aggregate of approximately 3.4 million square feet of gross leasable area (GLA). As of December 31, 2005, our portfolio includes 47 freestanding net leased properties and 12 community shopping centers that were 98.6% leased with a weighted average lease term of approximately 12.2 years. As of December 31, 2005, approximately 67% of our annualized base rent is derived from our top three tenants: Borders Group, Inc. (Borders) — 33%, Walgreen Co. (Walgreen) — 21% and Kmart Corporation (Kmart) — 13%.
     We expect to continue to grow our asset base primarily through the development of retail properties that are pre-leased on a long-term basis to national tenants. We believe this development strategy provides attractive returns on investment, without the risks associated with speculative development. Since our initial public offering in 1994, we have developed 47 of our 59 properties, including 35 of our 47 freestanding properties and all 12 of our community shopping centers. As of December 31, 2005, the properties that we developed accounted for 82.6% of our annualized base rent. We focus on development because we believe it generally provides us a higher return on investment than the acquisition of similarly located properties. We expect to continue to expand our tenant relationships and diversify our tenant base to include other quality national tenants.
Growth Strategy
     Our growth strategy is to continue to develop retail properties pre-leased on a long-term basis to national tenants. We believe that this strategy produces superior risk adjusted returns. Our strategy commences with the identification of a land parcel we believe is situated in an attractive retail location. The location must be in a concentrated retail corridor and have high traffic counts, good visibility and demographics compatible with the needs of a particular retail tenant. After assessing the feasibility of development, we propose to the tenants that we execute long-term net leases for the finished development on that site.
     Upon the execution of the leases, we purchase the land and pursue all the necessary approvals to begin development. We direct all aspects of the development, including construction, design, leasing and management. Property management and the majority of the leasing activities are handled directly by our personnel. We believe that this approach enhances our ability to maximize the long-term value of our properties.
Financing Strategy
     The majority of our indebtedness is fixed rate, non-recourse and long-term in nature. Whenever feasible, we enter into long-term financing for our properties to match the underlying long-term leases. As of December 31, 2005, the average weighted maturity of our long-term debt was 14.4 years. We intend to limit our floating rate debt to borrowings under our credit facilities, which are primarily used to finance new development and acquisitions. Once development of a project is completed, we typically refinance this floating rate debt with long-term, fixed rate, non-recourse debt. As of December 31, 2005, our total debt was approximately $68.2 million, consisting of approximately $50.7 million of fixed rate debt at an average interest rate of 6.64% and approximately $17.5 million of floating rate debt, consisting primarily of the credit facilities, at an aggregate weighted average interest rate of

6.35%. We intend to maintain a ratio of total indebtedness (including construction and acquisition financing) to market capitalization of 65% or less.
     We may from time to time re-evaluate our borrowing policies in light of the then current economic conditions, relative costs of debt and equity capital, market value of properties, growth and acquisition opportunities and other factors. There is no contractual limit or any limit in our organizational documents on our ratio of total indebtedness to total market capitalization, and accordingly, we may modify our borrowing policy and may increase or decrease our ratio of debt to market capitalization without stockholder approval.
Property Management
     We maintain a proactive leasing and capital improvement program that, combined with the quality and locations of our properties, has made our properties attractive to tenants. We intend to continue to hold our properties for long-term investment and, accordingly, place a strong emphasis on quality construction and an on-going program of regular maintenance. Our properties are designed and built to require minimal capital improvements other than renovations or expansions paid for by tenants. At our 12 community shopping centers properties, we sub-contract on-site functions such as maintenance, landscaping, snow removal, sweeping, plumbing and electrical and, to the extent permitted by the respective leases, the cost of these functions is reimbursed by our tenants. Personnel from our corporate headquarters conduct regular inspections of each property and maintain regular contact with major tenants.
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
Agree Limited Partnership
     Our assets are held by, and all of our operations are conducted through, Agree Limited Partnership (Operating Partnership), of which we are the sole general partner and held a 91.96% interest as of December 31, 2005. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership.
Headquarters
     Our headquarters are located at 31850 Northwestern Highway, Farmington Hills, MI 48334 and our telephone number is (248) 737-4190. Our web site address is www.agreerealty.com. Agree Realty Corporation’s SEC filings can be accessed through this site.
Major Tenants
     As of December 31, 2005, approximately 66% of our gross leasable area was leased to Borders, Walgreen, and Kmart and approximately 67% of our total annualized base rents were attributable to these tenants. At December 31, 2005, Borders occupied approximately 29% of our gross leasable area and accounted for approximately 33% of the annualized base rent. At December 31, 2005, Walgreen Co. occupied approximately 7% of our gross leasable area and accounted for approximately 21% of the annualized base rent. At December 31, 2005, Kmart Corporation occupied approximately 30% of our gross leasable area and accounted for approximately 13% of the annualized base rent. No other tenant accounted for more than 10% of gross leasable area or annualized base rent in 2005. The loss of any of these anchor tenants or the inability of any of them to pay rent would have an adverse effect on our business.
Tax Status
     We have operated and intend to operate in a manner to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain qualification as a REIT, we must, among other things, distribute at least 90% of our real estate investment trust income and meet certain other asset and income tests. Additionally, our charter limits ownership of the Company, directly or constructively, by any single person to 9.8% of the total number of outstanding shares, subject to certain exceptions. As a REIT, we are not subject to federal income tax with respect to that portion of its income that meets certain criteria and is distributed annually to the stockholders.
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
     We conducted Phase I environmental studies on the three properties we developed and the three properties we acquired in 2005. The results of these Phase I studies required the Company to perform a baseline environmental assessment on two of the properties (which involves soil sampling or ground water analysis). The results of the baseline environmental assessment confirmed that no further action was required. In addition, we have no knowledge of any hazardous substances existing on any of our properties in violation of any applicable laws; however, no assurance can be given that such substances are not located on any of the properties. We carry no insurance coverage for the types of environmental risks described above.
     We believe that we are in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Furthermore, we have not been notified by any governmental authority of any noncompliance, liability or other claim in connection with any of the properties.
Employees
     As of February 28, 2006, we employed eight persons. Employee responsibilities include accounting, construction, leasing, property coordination and administrative functions for the properties. Our employees are not covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory.
Financial Information About Industry Segments
     We are in the business of development, acquisition and management of freestanding net leased properties and community shopping centers. We consider our activities to consist of a single industry segment. See the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
     General
     We rely significantly on three major tenants. As of December 31, 2005, we derived approximately 67% of our annualized base rent from three major tenants, Borders, Walgreen and Kmart. In the event of a default by any of these tenants under their leases, we may experience delays in enforcing our rights as lessor and may incur substantial costs in protecting our investment. The bankruptcy or insolvency of any of the major tenants would likely have a material adverse effect on the properties affected and the income produced by those properties and correspondingly our ability to make distributions.
     In the event that certain tenants cease to occupy a property, although under most circumstances such a tenant would remain liable for its lease payments, such an action may result in certain other tenants having the right to terminate their leases at the affected property, which could adversely affect the future income from that property. As of December 31, 2005, 12 of our properties had tenants with those provisions in their leases.
     We could be adversely affected by a tenant’s bankruptcy. If a tenant becomes bankrupt or insolvent, that could diminish the income we receive from that tenant’s leases. We may not be able to evict a tenant solely because of its bankruptcy. On the other hand, a bankruptcy court might authorize the tenant to terminate its leases with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be subject to statutory limitations that might be substantially less than the remaining rent we are owed under the leases. In addition, any claim we have for unpaid past rent would likely not be paid in full.
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
     Risks associated with borrowing, including loss of properties in the event of a foreclosure. At December 31, 2005, our ratio of indebtedness to market capitalization was approximately 22.3%. The use of leverage presents an additional element of risk in the event that (1) the cash flow from lease payments on our properties is insufficient to meet debt obligations, (2) we are unable to refinance our debt obligations as necessary or on as favorable terms or (3) there is an increase in interest rates. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the property could be foreclosed upon with a consequent loss of income and asset value to us. Under the “cross-default” provisions contained in mortgages encumbering some of our properties, our default under a mortgage with a lender would result in our default under mortgages held by the same lender on other properties resulting in multiple foreclosures.
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
     Our portfolio has limited geographic diversification. Our properties are located primarily in the Midwestern United States and Florida. The concentration of our properties in a limited number of geographic regions creates the risk that, should these regions experience an economic downturn, our operations may be adversely affected. Thirty-three of our properties are located in Michigan. Should Michigan experience an economic downturn, our operations and our rentals from our Michigan properties could be adversely affected.
     Dependence on key personnel. We are dependent on the efforts of our executive officers. The loss of one or more of our executive officers would likely have a material adverse effect on our future development or acquisition operations, which could adversely affect the market price of our common stock. We do not presently have key-man life insurance for any of our employees.
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
     Tax Risks
     We will be subject to increased taxation if we fail to qualify as a REIT for federal income tax purposes. A REIT generally is not taxed at the corporate level on income it distributes to its stockholders, as long as it distributes annually at least 90% of its taxable income to its stockholders. We have not requested and do not plan to request, a ruling from the Internal Revenue Service that we qualify as a REIT.
     If we fail to qualify as a REIT, we will face tax consequences that will substantially reduce the funds available for payment of dividends:
•	We would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates.

•	We could be subject to the federal alternative minimum tax and possibly increased state and local taxes.

•	Unless we are entitled to relief under statutory provisions, we could not elect to be treated as a REIT for four taxable years following the year in which we were disqualified.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES
     Our properties consist of 47 freestanding net leased properties and 12 community shopping centers, that as of December 31, 2005 were 98.6% leased, with a weighted average lease term of 12.2 years. Approximately 89% of our annualized base rent was attributable to national retailers. Among these retailers are Borders, Walgreen and Kmart which, at December 31, 2005, collectively represented approximately 67% of our annualized base rent. A majority of our properties were built for or are leased to national tenants who require a high quality location with strong retail characteristics. We developed 35 of our 47 freestanding properties and all 12 of our community shopping centers. Five of our freestanding properties were acquired as part of our relationship with Borders. Properties we have developed (including our community shopping centers) account for approximately 82.6% of our annualized base rent for 2006. Our 47 freestanding properties are comprised of 46 retail locations and Borders’ corporate headquarters.
     A substantial portion of our income consists of rent received under net leases. Most of the leases provide for the payment of fixed base rentals monthly in advance and for the payment by tenants of a pro rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping center as well as payment to us of a percentage of the tenant’s sales. We received percentage rents of $68,071, $55,955 and $175,969 for the fiscal years 2005, 2004 and 2003, respectively, and these amounts represented 0.2%, 0.2% and .7%, respectively, of our total revenue for these periods. Included in those amounts were percentage rents from Kmart of $25,240, $-0- and $162,419 for fiscal years 2005, 2004 and 2003, respectively. Leases with Borders do not contain percentage rent provisions. Leases with Walgreen do contain percentage rent provisions; however, no percentage rent was received from Walgreen during these periods. Some of our leases require us to make roof and structural repairs, as needed.
Development and Acquisition Summary
     During 2005, we completed the development of three (3) freestanding net leased properties that added 44,199 square feet of gross leasable area to our operating portfolio and cost approximately $13.4 million. The properties are located in Midland, Michigan, Grand Rapids, Michigan and Delta Township, Michigan and are leased to Walgreen Co.
     During 2005 we acquired three (3) freestanding net leased properties that added 32,273 square feet of gross leasable area to our operating portfolio and cost approximately $9.1 million. The properties are located in Roseville, Michigan, Mt Pleasant, Michigan and N Cape May, New Jersey and are leased to Rite Aid.
     During 2005 we completed the sale of a community shopping center for approximately $8.8 million. The property was anchored by Kmart Corporation and Roundy’s Foods and was located in Iron Mountain, Michigan.
Major Tenants
     The following table sets forth certain information with respect to our major tenants:

		Annualized Base	Percent of Total
	Number	Rent as of	Annualized Base Rent as
	of Leases	December 31, 2005	of December 31, 2005

Borders	18	$9,714,132	33%
Walgreen	17	6,320,599	21
Kmart	12	3,847,911	13

Total	47	$19,882,642	67%

     Borders Group, Inc., (Borders), is a FORTUNE 500 company that trades on the New York Stock Exchange under the symbol “BGP”. Borders, is a leading global retailer of books, music, movies and other information and entertainment items. Headquartered in Ann Arbor, Michigan, Borders operates over 470 Borders domestic superstores, as well as more than 50 international Borders stores, approximately 650 Waldenbooks locations and 33 United Kingdom based Books etc. stores. BGI employs more than 34,000 people worldwide. We derive approximately 33% of our annualized base rent as of December 31, 2005 from Borders. Borders has reported that its annual revenues for its 2004 fiscal year ended January 23, 2005 were approximately $3,879,500,000; its annual net income for 2004 was approximately $131,900,000 and its total stockholders’ equity at fiscal year end 2004 was approximately of $1,088,900,000.
     Walgreen is a leader of the U.S. chain drugstore industry and trades on the New York Stock Exchange under the symbol “WAG”. It operates over 4,950 stores in 45 states and Puerto Rico and has total assets of approximately $14.6 billion as of August 31, 2005. As of January 24, 2006, Walgreen had a Standard and Poor’s rating of A+ and a Moody’s rating of Aa3. We derived approximately 21% of our annualized base rent as of December 31, 2005 from Walgreen. For its fiscal year ended August 31, 2005, Walgreen reported that its annual net sales were $42,201,600,000 and its annual net income was $1,559,500,000 and that it had shareholders’ equity of $8,889,700,000.
     Kmart is a mass merchandising company that serves America through its 1,479 Kmart and Kmart Super Center retail outlets in 49 states, Puerto Rico and the Virgin Islands. There are more than 133,000 Kmart associates nationwide. Kmart is a wholly-owned subsidiary of Sears Holdings Corporation (Sears). Sears is a broadline retailer with approximately 2,300 full-line and 1,200 specialty retail stores in the United States operating through Kmart and Sears and 370 full-line and specialty stores in Canada operating through Sears Canada, Inc. (Sears Canada), a 54%-owned subsidiary. We derived approximately 13% of our annualized base rent as of December 31, 2005 from Kmart. As of October 29, 2005 Sears had total assets of $30,740,000,000, total liabilities of $19,795,000,000 and shareholders equity of $10,945,000,000. All of our Kmart properties are in the traditional Kmart format and these Kmart properties average 85,000 square feet per property.
     The financial information set forth above with respect to Borders, Walgreen and Kmart was derived from the annual reports on Form 10-K filed by Borders and Walgreen with the SEC with respect to their 2004 fiscal years and the quarterly report on form 10-Q filed by Sears Holdings Corporation with the SEC with respect to the third quarter of 2005. Additional information regarding Borders, Walgreen or Kmart may be found in their respective public filings. These filings can be accessed at www.sec.gov
Location of Properties in the Portfolio

	Number	Total Gross	Percent of GLA Leased
	of	Leasable Area	on
State	Properties	(Sq. feet)	December 31, 2005

California	1	38,015	100%
Florida	4	258,793	100
Indiana	1	15,844	100
Illinois	1	20,000	90
Kansas	2	45,000	100

	Number	Total Gross
	of	Leasable Area	Percent of GLA Leased on
State	Properties	(Sq. feet)	December 31, 2005

Kentucky	1	135,009	75
Maryland	2	53,000	100
Michigan	33	2,024,244	99
Nebraska	2	55,000	100
New Jersey	1	10,118	100
New York	2	27,626	100
Ohio	1	21,000	100
Oklahoma	4	99,282	100
Pennsylvania	1	37,004	100
Wisconsin	3	523,036	100

Total/Average	59	3,362,971	99%

Lease Expirations
     The following table shows lease expirations for the next 10 years for our community shopping centers and wholly-owned freestanding properties, assuming that none of the tenants exercise renewal options.

		December 31, 2005

		Gross Leasable Area		Annualized Base Rent

	Number
	of Leases	Square	Percent		Percent
Expiration Year	Expiring	Footage	Of Total	Amount	Of Total

2006	20	75,837	2.3%	$532,879	1.8%
2007	11	66,200	2.0%	577,662	1.9%
2008	26	311,205	9.4%	1,381,209	4.6%
2009	14	176,590	5.3%	857,714	2.9%
2010	17	303,885	9.2%	1,816,095	6.1%
2011	16	214,237	6.5%	1,442,873	4.9%
2012	2	2,760	.1%	25,360	.1%
2013	1	51,868	1.6%	492,746	1.7%
2014	3	172,958	5.2%	824,206	2.8%
2015	11	730,525	22.0%	5,072,330	17.1%

Thereafter	43	1,210,513	36.4%	16,686,425	56.10%

Total	164	3,316,578	100.0%	$29,709,499	100.0%

     We have made preliminary contact with the 20 tenants whose leases expire in 2006. Of those tenants, ten (10) tenants, at their option, have the right to extend their lease term and ten (10) tenants have leases expiring in 2006. We expect seventeen (17) tenants to extend their lease and three (3) tenants to vacate their leased space.

Annualized Base Rent of our Properties
     The following is a breakdown of base rents in place at December 31, 2005 for each type of retail tenant:

		Percent of
	Annualized	Annualized
Type of Tenant	Base Rent	Base Rent
National(1)	$26,390,377	89%
Regional(2)	2,177,125	7
Local	1,141,997	4

Total	$29,709,499	100%

(1)	Includes the following national tenants: Borders, Walgreen, Kmart, Wal-Mart, Eckerd Drugs, Fashion Bug, Rite Aid, JC Penney, Avco Financial, GNC Group, Radio Shack, Sam Goody, Super Value, Maurices, Payless Shoes, Blockbuster Video, Family Dollar, H&R Block, Sally Beauty, Jo Ann Fabrics, Staples, Best Buy, Dollar Tree, TGI Friday’s, Circuit City and Pier 1 Imports.

(2)	Includes the following regional tenants: Roundy’s Foods, Dunham’s Sports, Christopher Banks, Beal’s Department Stores and Hollywood Video.
Freestanding Properties
     Forty-one (47) of our properties are freestanding properties which at December 31, 2005 were leased to Borders (18), Circuit City Stores (1), Rite Aid (4), Eckerd Drugs (2), Fajita Factory (1), Citizens Bank (1), Kmart (2), Walgreen (17) and Wal-Mart (1). Our freestanding properties provided $19,837,140, or approximately 66.8% of our annualized base rent as of December 31, 2005, at an average base rent per square foot of $12.93. These properties contain, in the aggregate, 1,481,518 square feet of gross leasable area or approximately 44% of our total gross leasable area. Our freestanding properties tend to have high traffic counts, are generally located in densely populated areas and are leased to a single tenant on a long term basis. Thirty-five (35) of our 47 freestanding properties were developed by us. Five (5) of our 47 freestanding properties, although not developed by us, were acquired as part of our relationship with Borders. As of December 31, 2005, our freestanding properties have a weighted average lease term of 15.2 years.
     Our freestanding properties range in size from 4,426 to 458,729 square feet of gross leasable area and are located in the following states: California (1), Florida (3), Indiana (1), Kansas (2), Maryland (2), Michigan (27), Nebraska (2), New Jersey (1), New York (2), Ohio (1), Oklahoma (4) and Pennsylvania (1).
Freestanding Properties

	Year
	Completed/		Lease Expiration(2)
Tenant/Location	Expanded	Total GLA	(Option expiration)
Borders,(1) Aventura, FL	1996	30,000	Jan 31, 2016 (2036)
Borders, Columbus, OH	1996	21,000	Jan 23, 2016 (2036)
Borders, Monroeville, PA	1996	37,004	Nov 8, 2016 (2036)
Borders, Norman, OK	1996	24,641	Sep 20, 2016 (2036)
Borders, Omaha, NE	1995	30,000	Nov 3, 2015 (2035)
Borders, Santa Barbara, CA	1995	38,015	Nov 17, 2015 (2035)
Borders, Wichita, KS	1995	25,000	Nov 10, 2015 (2035)
Borders,(1) Lawrence, KS	1997	20,000	Oct 16, 2022 (2042)
Borders, Tulsa, OK	1998	25,000	Sep 30, 2018 (2038)
Borders, Oklahoma City, OK	2002	24,641	Nov 17, 2017 (2037)

	Year
	Completed/		Lease Expiration(2)
Tenant/Location	Expanded	Total GLA	(Option expiration)
Borders, Omaha, NE	2002	25,000	Nov 17, 2017 (2037)
Borders, Indianapolis, IN	2002	15,844	Nov 17, 2017 (2037)
Borders, Columbia, MD	1999	28,000	Oct 16, 2022 (2042)
Borders, Germantown, MD	2000	25,000	Oct 16, 2022 (2042)
Borders Headquarters, Ann Arbor, MI	1996/1998	458,729	Jan 29, 2023 (2043)
Borders, Tulsa, OK	1996	25,000	Sep 30, 2018 (2038)
Borders, Boynton Beach, FL	1996	25,000	July 20, 2024 (2044)
Borders, Ann Arbor, MI	1996	110,000	July 20, 2024 (2044)
Circuit City, Boynton Beach, FL	1996	32,459	Dec 15, 2016 (2036)
Citizens Bank, Flint, MI	2003	4,426	Apr 15, 2023
Eckerd Drugs, Webster, NY	2004	13,813	Feb 24, 2024 (2044)
Eckerd Drugs, Albion, NY	2004	13,813	Oct 12, 2024 (2044)
Fajita Factory, Lansing, MI	2004	(3)	Aug 31,2014 (2032)
Kmart, Grayling, MI	1984	52,320	Sep 30, 2009 (2059)
Kmart, Oscoda, MI	1984/1990	90,470	Sep 30, 2009 (2059)
Rite Aid, Canton Twp, MI	2003	11,180	Oct 31, 2019 (2049)
Rite Aid, Roseville, MI	2005	11,060	June 30, 2025 (2050)
Rite Aid, Mt Pleasant, MI	2005	11,095	Nov 30, 2025 (2065)
Rite Aid, N Cape May, NJ	2005	10,118	Nov 30, 2025 (2065)
Sam’s Club, Roseville, MI	2002	(4)	Aug 4, 2022 (2082)
Walgreen, Waterford, MI	1997	13,905	Feb 28, 2018 (2058)
Walgreen, Chesterfield, MI	1998	13,686	July 31, 2018 (2058)
Walgreen, Pontiac, MI	1998	13,905	Oct 31, 2018 (2058)
Walgreen, Grand Blanc, MI	1998	13,905	Feb 28, 2019 (2059)
Walgreen, Rochester, MI	1998	13,905	June 30, 2019 (2059)
Walgreen, Ypsilanti, MI	1999	15,120	Dec 31, 2019 (2059)
Walgreen,(1) Petoskey, MI	2000	13,905	Apr 30, 2020 (2060)
Walgreen, Flint, MI	2000	14,490	Dec 31, 2020 (2060)
Walgreen, Flint, MI	2001	15,120	Feb 28, 2021 (2061)
Walgreen, N Baltimore, MI	2001	14,490	Aug 31, 2021 (2061)
Walgreen, Flint, MI	2002	14,490	Apr 30, 2027 (2077)
Walgreen, Big Rapids, MI	2003	13,560	Apr 30, 2028 (2078)
Walgreen, Flint, MI	2004	14,560	Feb 28, 2029 (2079)
Walgreen, Flint, MI	2004	13,650	Oct 31, 2029 (2079)
Walgreen, Midland, MI	2005	14,820	July 31, 2030 (2080)
Walgreen, Grand Rapids, MI	2005	14,820	Aug 30, 2030 (2080)
Walgreen, Delta Township, MI	2005	14,559	Nov 30, 2030 (2080)

Total		1,481,518

(1)	These properties are subject to long-term ground leases where a third party owns the underlying land and has leased the land to us to construct or operate freestanding properties. We pay rent for the use of the land and we are generally responsible for all costs and expenses associated with the building and improvements. At the end of the lease terms, as extended (Aventura, FL 2036, Lawrence, KS 2027 and Petoskey, MI 2049), the land together with all improvements revert to the land owner. We have an option to purchase the Lawrence property during the period October 1, 2006 to September 30, 2016 and to purchase the Petoskey property after August 7, 2019.

(2)	At the expiration of tenant’s initial lease term, each tenant has an option, subject to certain requirements, to extend its lease for an additional period of time.

(3)	This 2.03 acre property is leased from us by Fajita Factory, LLC pursuant to a ground lease.

(4)	This 12.68 acre property is leased from us by Wal-Mart pursuant to a ground lease.
Community Shopping Centers
     Twelve (12) of our properties are community shopping centers ranging in size from 20,000 to 241,458 square feet of gross leaseable area. The community shopping centers are located in five states as follows: Florida (1), Illinois (1), Kentucky (1), Michigan (6) and Wisconsin (3). Our community shopping centers tend to be located in high traffic, market dominant centers in which customers of our tenants purchase day-to-day necessities. Our community shopping centers are anchored by national tenants.
     The location, general character and primary occupancy information with respect to the community shopping centers as of December 31, 2005 are set forth below:

		Gross		Average	Percent	Percent
	Year	Leasable		Base	Occupied at	Leased at	Anchor Tenants (Lease
	Completed/	Area	Annualized	Rent per	December 31,	December 31,	expiration/Option period
Property Location	Expanded	Sq. Ft.	Base Rent (2)	Sq. Ft.(3)	2005	2005 (4)	expiration) (5)
Capital Plaza,(1)	1978/ 1991	135,009	$232,917	$2.30	75%	75%	Kmart(2008/2053)

Frankfort, KY							Fashion Bug (2008/2025)

Charlevoix Commons	1991	137,375	681,495	4.96	74%	100%	Kmart (2015/2065)

Charlevoix, MI							Roundy’s (2011-2031)

Chippewa Commons	1991	168,311	957,516	5.69	100%	100%	Kmart (2014/2064)

Chippewa Falls, WI							Roundy’s (2011/2031)

							Fashion Bug (2011/2021)

Ironwood Commons	1991	185,535	914,973	5.05	98%	98%	Kmart (2015/2065)

Ironwood, MI							Super Value (2011/2036)
							Fashion Bug (2007/2022)

Marshall Plaza	1990	119,279	674,331	5.64	100%	100%	Kmart (2015/2065)

Marshall, MI

Mt. Pleasant Shopping							Kmart (2008/2048)

Center	1973/1997	241,458	1,067,856	4.46	99%	99%	J.C. Penney Co. (2005/2020)

Mt. Pleasant, MI							Staples, Inc. (2010/2025)
							Fashion Bug (2006/2026)

North Lakeland Plaza	1987	171,334	1,277,101	7.45	100%	100%	Best Buy (2013/2028)

					Percent	Percent
		Gross		Average	Occupied	Leased at
	Year	Leasable		Base	at	December	Anchor Tenants (Lease
	Completed/	Area	Annualized	Rent per	December 31,	31,	expiration/Option period
Property Location	Expanded	Sq. Ft.	Base Rent (2)	Sq. Ft.(3)	2005	2005 (4)	expiration) (5)
Lakeland, FL							Beall’s (2015/2025)

Petoskey Town Center	1990	174,870	1,083,503	6.20	100%	100%	Kmart (2015/2065)

Petoskey, MI							Roundy’s (2010/2030)
							Fashion Bug (2007/2022)

Plymouth Commons	1990	162,031	973,765	6.01	100%	100%	Kmart (2015/2065)

Plymouth, WI							Roundy’s (2010/2030)
							Fashion Bug (2008/2021)

Rapids Associates	1990	173,557	927,899	5.47	72%	98%	Kmart (2015/2065)

Big Rapids, MI							Roundy’s (2010/2030)
							Fashion Bug (2006/2021)

Shawano Plaza	1990	192,694	961,336	5.03	99%	99%	Kmart (2014/2064)

Shawano, WI							Roundy’s (2010/2030)
							J.C. Penney Co. (2005/2025)

							Fashion Bug (2006/2021)

West Frankfort Plaza	1982	20,000	119,667	6.65	90%	90%	Fashion Bug (2007)

West Frankfort, IL

Total/Average		1,881,453	$9,872,359	$5.38	93%	99%

(1)	All community shopping centers except Capital Plaza (which is subject to a long-term ground lease expiring in 2053 from a third party) are wholly-owned by us.

(2)	Total annualized base rents of the Company as of December 31, 2005.

(3)	Calculated as total annualized base rents, divided by gross leaseable area actually leased as of December 31, 2005.

(4)	Roundy’s leases but does not currently occupy, the 35,896 square feet it leases at Charlevoix Commons at a rate of $5.97 per square foot and the 44,478 square feet it leases at Rapids Associates at a rate of $6.00 per square foot. The Charlevoix lease expires in 2011 and the Rapids Associates lease expires in 2010 (assuming they are not extended by Roundy’s).

(5)	The option to extend the lease beyond its initial term is only at the option of the tenant.
ITEM 3.  LEGAL PROCEEDINGS
     We are not presently involved in any litigation nor, to our knowledge, is any other litigation threatened against us, except for routine litigation arising in the ordinary course of business which is expected to be covered by our liability insurance.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of security holders during the fourth quarter of 2005.

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
Market Information

			Dividends Per
	High	Low	Common Share

Quarter Ended
March 31, 2005	$31.31	$26.63	$0.490
June 30, 2005	$30.37	$26.54	$0.490
September 30, 2005	$31.00	$27.72	$0.490
December 31, 2005	$29.67	$26.16	$0.490

March 31, 2004	$32.75	$27.67	$0.485
June 30, 2004	$32.55	$22.78	$0.485
September 30, 2004	$29.05	$24.50	$0.490
December 31, 2004	$31.88	$27.60	$0.490
     At December 31, 2005, there were 7,706,846 shares of our common stock issued and outstanding which were held by approximately 210 stockholders of record. The stockholders of record do not reflect persons or entities who held their shares in nominee or “street” name.
     We intend to continue to declare quarterly dividends to our stockholders. However, our distributions are determined by our board of directors and will depend on a number of factors, including the amount of our funds from operations, the financial and other condition of our properties, our capital requirements, our annual distribution requirements under the provisions of the Internal Revenue Code applicable to REITs and such other factors as our board of directors deems relevant.
     During the year ended December 31, 2005, we did not sell any unregistered securities, except the grant, under our 2005 Equity Incentive Plan (the Plan), of 73,000 shares of restricted stock to certain of our employees. The transfer restrictions on such shares lapse in equal annual installments over a five-year period from the date of the grant, but the holder thereof is entitled to receive dividends on all such shares from the date of the grant. On January 1, 2005 the Company redeemed 4,000 shares of restricted stock previously issued under the Plan.
ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth our selected financial information on a historical basis and should be read in conjunction with “Management Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Form 10-K. Certain amounts have been reclassified to conform to the current presentation of discontinued operations. The balance sheet for the periods ending December 31, 2001 through 2005 and operating data for each of the periods presented were derived from our audited financial statements.

Selected Financial Data

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	Dec 31,	Dec 31,	Dec 31,	Dec31,	Dec 31,
	2005	2004	2003	2002	2001
Operating Data

Total Revenue	$31,579	$28,940	$26,224	$23,061	$22,191

Expenses

Property expense (1)	4,545	4,220	4,161	3,806	3,427
General and administrative	4,191	2,849	2,275	2,012	1,807

Interest	4,159	4,507	5,684	6,196	6,720
Early extinguishment of debt	—	—	961	—	—
Depreciation and amortization	4,637	4,249	3,836	3,466	3,377

Total Expenses	17,532	15,825	16,917	15,480	15,331

Other Income (2)	6	217	438	674	913

Income before Minority Interest and Discontinued Operations	14,053	13,332	9,745	8,255	7,773

Minority Interest	1,145	1,257	1,103	1,085	1,028

Income before Discontinued Operations	12,908	12,075	8,642	7,170	6,745
Gain on Sale of Asset From Discontinued Operations	2,654	523	740	—	—
Income From Discontinued Operations	486	525	1,090	1,602	1,321

Net Income	$16,048	$13,123	$10,472	$8,772	$8,066

Number of Properties	59	54	50	48	47

Number of Square Feet	3,363	3,463	3,495	3,699	3,556

Percentage Leased	99%	99%	97%	99%	99%

Per Share Data — Dilutive

Income before discontinued operations	$1.72	$1.87	$1.64	$1.61	$1.53
Discontinued operations	.42	.16	.35	.36	.30

Net income	$2.14	$2.03	$1.99	$1.97	$1.83

Weighted average of common shares outstanding – Dilutive	8,164	7,149	5,949	5,121	5,091

Cash dividends	$1.96	$1.95	$1.94	$1.84	$1.84

Balance Sheet Data
Real Estate (before accumulated depreciation)	$258,332	$252,427	$220,334	$210,986	$196,486

Total Assets	$223,460	$214,837	$190,795	$178,162	$167,511
Total debt, including accrued interest	$68,504	$92,441	$83,313	$115,534	$105,946

(1)	Property expense includes real estate taxes, property maintenance, insurance, utilities and land lease expense.

(2)	Other income is composed of development fee income, gain on land sales, and equity in net income of unconsolidated entities.

(3)	Net income per share has been computed by dividing the net income by the weighted average number of shares of Common Stock outstanding. The per share amounts are presented in accordance with SFAS No. 128 “Earnings per share.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We were established to continue to operate and expand the retail property business of our predecessor. We commenced our operations in April 1994. Our assets are held by, and all operations are conducted through, Agree Limited Partnership (the Operating Partnership), of which Agree Realty Corporation is the sole general partner and held a 91.93% interest as of December 31, 2005. We are operating so as to qualify as a real estate investment trust (REIT) for federal income tax purposes.
     On January 25, 2005, we completed an offering of 1,000,000 shares of common stock at $28.28 per share. On February 5, 2005, the underwriter exercised its over allotment option for an additional 150,000 shares at the same per share price (collectively, the 2005 Offering). The net proceeds from the 2005 Offering of approximately $31.5 million were used to repay amounts outstanding under our credit facility.
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
     In December 2004, the FASB issued Statement No. 153, Exchange of Non-monetary Assets — an amendment of APB Opinion No. 29 (“SFAS No. 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of adopting this statement did not have a material impact on the Company’s financial position or results of operations.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of SFAS No. 154 will not have a material effect on our results of operations or our financial position.
     In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective no later than fiscal years ended after December 15, 2005. The Company adopted FIN 47 as required effective December 31, 2005 and the initial application of FIN 47 did not have a material impact on the Company’s financial position or results of operations.
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
Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004
     Minimum rental income increased $2,420,000, or 9%, to $28,386,000 in 2005, compared to $25,966,000 in 2004. The increase was the result of an increase of $989,000 due to additional rent resulting from the acquisition of our joint venture partner’s interest in two joint venture properties in 2004; an increase of $545,000 from the acquisition of three properties in 2004 and three properties in 2005; an increase of $707,000 from the development of two properties in 2004 and three properties in 2005; an increase of $64,000 from the settlement of our rent dispute with Borders; and rental increases of $116,000 from new and existing tenants.
     Percentage rents increased $12,000, or 22%, to $68,000 in 2005, compared to $56,000 in 2004. The increase was primarily the result of increased tenant sales.
     Operating cost reimbursements increased $198,000, or 7%, to $3,083,000 in 2005, compared to $2,885,000 in 2004. Operating cost reimbursements increased due to the increase in the reimbursable property operating expenses as explained below. Included in 2004 operating cost reimbursements are bad debt recoveries of $100,000 as a result of the decrease in the allowance for bad debts.

     Other income increased $8,000 to $41,000 in 2005, compared to $33,000 in 2004. The increase was the result of a leasing commission being earned in 2005. No leasing commission was earned in 2004.
     Real estate taxes increased $57,000, or 3%, to $1,749,000 in 2005 compared to $1,692,000 in 2004. The increase is the result of general assessment increases on the properties and additional real estate taxes related to the re-tenanting of a closed Kmart store.
     Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $221,000, or 12%, to $2,012,000 in 2005 compared to $1,791,000 in 2004. The increase was the result of a increase in shopping center maintenance expenses of $122,000; increased snow removal costs of $75,000; an increase in utility costs of $18,000; and an increase in insurance costs of $6,000 in 2005 versus 2004.
     Land lease payments increased $47,000, or 6%, to $784,000 in 2005 compared to $737,000 for 2004. The increase is the result of the scheduled lease increase at our Aventura, Florida property.
     General and administrative expenses increased $1,343,000, or 47%, to $4,191,000 in 2005 compared to $2,848,000 in 2004. The increase was the result of an increase in compensation related expenses as a result of salary increases and the addition of four employees of $654,000; increased contracted services to investigate development opportunities of $570,000 and property management related expenses of $119,000. General and administrative expenses as a percentage of rental income increased from 11.0% for 2004 to 14.7% for 2005.
     Depreciation and amortization increased $388,000, or 9%, to $4,637,000 in 2005 compared to $4,249,000 in 2004. The increase was the result the acquisition the development and acquisition of five properties in 2004, six properties in 2005 and the acquisition of the joint venture partner’s interest in two joint venture properties in 2004.
     Interest expense decreased $348,000, or 8%, to $4,159,000 in 2005, from $4,507,000 in 2004. The decrease in interest expense was the result of decreased borrowings as a result of the reduction in outstanding indebtedness from the application of the net proceeds of the 2005 Offering.
     We sold a parcel of land and recognized a gain on the sale of $6,000 in 2005. There were no sale of assets in 2004.
     Equity in net income of unconsolidated entities totaled $217,000 in 2004. There was no income from unconsolidated entities in 2005 since we acquired the interest of our joint venture partner in our final two joint ventures in 2004.
     The Company’s income before minority interest and discontinued operations increased $721,000, or 5%, to $14,053,000 in 2005, from $13,332,000 in 2004 as a result of the foregoing factors.
Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003
     Minimum rental income increased $2,697,000, or 12%, to $25,966,000 in 2004, compared to $23,269,000 in 2003. The increase resulted from rental increases of $276,000 from existing properties; an increase of $909,000 due to additional rent resulting from the acquisition of our joint venture partner’s interest in two joint venture properties in 2003 and two joint venture properties in 2004; an increase of $640,000 from the acquisition of one property in 2003 and three properties in 2004; an increase of $533,000 from the development of one property in 2003 and two properties in 2004; and the receipt of a lease termination payment from Kmart with regard to their Lakeland, Florida store in the amount of $339,000.
     Percentage rents decreased $120,000, or 68%, to $56,000 in 2004, compared to $176,000 in 2003. The decrease was primarily the result of decreased tenant sales ($86,000) and the refund of ($34,000) pertaining to percentage rent paid in error by a tenant in 2003.
     Operating cost reimbursements increased $109,000, or 4%, to $2,885,000 in 2004, compared to $2,776,000 in 2003. Operating cost reimbursements increased due to the increase in the reimbursable property operating expenses as explained below. Included in 2004 and 2003 operating cost reimbursements are bad debt recoveries of $100,000 and $65,000, respectively as a result of the decrease in the allowance for bad debts.
     Other income increased $30,000 to $33,000 in 2004, compared to $3,000 in 2003. Other income increased due to the sale of signage at one of our properties.
     Real estate taxes increased $30,000, or 2%, to $1,692,000 in 2004 compared to $1,662,000 in 2003. The increase is the result of general assessment increases on the properties and additional real estate taxes related to a closed Kmart store.
     Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $30,000, or 2%, to $1,791,000 in 2004 compared to $1,761,000 in 2003. The increase was the result of a reduction in shopping center maintenance expenses of ($104,000); increased snow removal costs of $89,000; a decrease in utility costs of ($3,000); and an increase in insurance costs of $48,000 in 2004 versus 2003.
     Land lease payments remained constant at $737,000 for 2004 and 2003.
     General and administrative expenses increased $573,000, or 25%, to $2,848,000 in 2004 compared to $2,275,000 in 2003. The increase was primarily the result of an increase in compensation related expenses of $244,000; increased general state taxes of $80,000; increased contracted services to investigate development opportunities of $196,000; costs associated with Sarbanes-Oxley compliance of $24,000 and property management related expenses of $23,000. General and administrative expenses as a percentage of rental income increased from 9.7% for 2003 to 11.0% for 2004.
     Depreciation and amortization increased $413,000, or 11%, to $4,249,000 in 2004 compared to $3,836,000 in 2003. The increase was the result the acquisition of one property in 2003 and three properties in 2004; the acquisition of the joint venture partner’s interest in one joint venture property in 2003 and two Joint Venture Properties in 2004; and the development of two properties in 2003 and two properties in 2004.
     Interest expense decreased $1,177,000, or 21%, to $4,507,000 in 2004, from $5,684,000 in 2003. The decrease in interest expense was the result of decreased borrowings as a result of the reduction in outstanding indebtedness from the net proceeds from the issuance of additional common stock.
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
     The Company’s income before minority interest and discontinued interest increased $3,587,000, or 37%, to $13,332,000 in 2004, from $9,745,000 in 2003 as a result of the foregoing factors.
Discontinued Operations
     In October 2003 we completed the sale of a shopping center for approximately $8.5 million. The shopping center was anchored by Kmart Corporation and Kash N Karry and was located in Winter Garden, Florida. In August 2004, we completed the sale of a single tenant property for approximately $2.2 million. The property was leased to Kmart Corporation and was located in Perrysburg, Ohio. In October 2005, we completed the sale of a shopping center for approximately $8.8 million. The shopping center was anchored by Kmart Corporation and Roundy’s Foods and was located in Iron Mountain, Michigan.

     The aggregate revenues from these properties were $864,113, $1,125,842 and $2,127,070 for the years ending December 31, 2005, 2004 and 2003. The aggregate expenses for these properties were $377,960, $600,391 and $1,037,858, including minority interest of $43,137, $54,708 and $140,656 for the years ending December 31, 2005, 2004 and 2003.
Liquidity and Capital Resources
     Our principal demands for liquidity are distributions to our stockholders, debt service, development of new properties and future property acquisitions.
     During the quarter ended December 31, 2005, we declared a quarterly dividend of $.49 per share. The dividend was paid on January 5, 2006 to holders of record on December 23, 2005.
     As of December 31, 2005, we had total mortgage indebtedness of $50,721,920 with a weighted average interest rate of 6.64%. Future scheduled annual maturities of mortgages payable for the years ending December 31 are as follows: 2006 — $2,369,315; 2007 — $2,592,435; 2008 — $2,749,772; 2009 — $2,937,232; 2010 — $3,137,505. The mortgage debt is all fixed rate, self-amortizing debt.
     In addition, the Operating Partnership has in place a $50 million credit facility with LaSalle Bank, as the agent (Credit Facility), which is guaranteed by the Company. The Credit Facility matures in November 2006 and can be extended at our option, for an additional three years. During the three year extension period, we will have no further ability to borrow under the Credit Facility and will be required to repay a portion of the unpaid principal on a quarterly basis. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the lender’s prime rate, at our option, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the properties which are not otherwise encumbered and properties to be acquired or developed. As of February 15, 2006, $12,000,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 5.97%.
     We also have in place a $5 million line of credit (Line of Credit), which matures on June 30, 2006, and which we expect to renew for an additional 12-month period. The Line of Credit bears interest at the lender’s prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at our option. The purpose of the Line of Credit is to provide working capital and fund land options and start-up costs associated with new projects. As of February 15, 2006, $1,200,000 was outstanding under the Line of Credit bearing a weighted average interest rate of 7.50%.
     The following table outlines our contractual obligations (in thousands) as of December 31, 2005.

	Total	Yr 1	2-3 Yrs	4-5 Yrs	Over 5 Yrs

Mortgages Payable	$50,722	$2,369	$5,342	$6,075	$36,936

Notes Payable	17,500	614	912	15,974	—

Land Lease Obligations	13,639	768	1,535	1,547	9,789

Other Long-Term Liabilities	—	—	—

Interest Payments on Mortgages and Notes Payable	30,865	4,262	8,120	6,288	12,195

Total	$112,726	$8,013	$15,909	$29,884	$58,920

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
     We plan to begin construction of additional pre-leased developments and may acquire additional properties, which will initially be financed by the Credit Facility and Line of Credit. We will periodically refinance short-term construction and acquisition financing with long-term debt and/or equity. Upon completion of refinancing, we intend to lower the ratio of total debt to market capitalization to 50% or less. Nevertheless, we may operate with debt levels or ratios, which are in excess of 50% for extended periods of time prior to such refinancing.
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
     FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (NAREIT) to mean net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization. FFO should not be considered as an alternative to net income as the primary indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. While we adhere to the NAREIT definition of FFO in making our calculation, our method of calculating FFO may not be comparable to the methods used by other REITs and accordingly may be different from similarly titled measures reported by other companies.

     The following table illustrates the calculation of FFO for the years ended December 31, 2005, 2004 and 2003:

	Year ended December 31,
	2005	2004	2003

Net income	$16,047,576	$13,123,020	$10,471,746
Depreciation of real estate assets	4,683,807	4,379,912	4,164,691
Amortization of leasing costs	48,357	45,178	55,182
Minority interest	1,423,932	1,366,347	1,338,046
Gain on sale of assets	(2,895,532)	(577,168)	(834,669)

Funds from Operations	$19,308,140	$18,337,289	$15,194,996

Weighted average shares and OP Units outstanding	8,134,051	7,141,898	5,946,070
Basic

Dilutive	8,164,288	7,148,664	5,949,413

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

	2006	2007	2008	2009	2010	Thereafter	Total

Fixed rate debt	$2,369	$2,592	$2,750	$2,937	$3,138	$36,936	$50,722
Average interest rate	6.64%	6.64%	6.64%	6.64%	6.64%	6.64%	—

Variable rate debt	$614	$456	$456	$15,974	—	—	$17,500

Average interest rate	6.36%	6.35%	6.35%	6.35%	—	—	—
     The fair value (in thousands) is estimated at $50,700 and $17,500 for fixed rate debt and variable rate debt, respectively.
     The table above incorporates those exposures that exist as of December 31, 2005; it does not consider those exposures or position, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.
     The Company does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.
     A 10% adverse change in interest rates on the portion of the Company’s debt bearing interest at variable rates would result in an increase in interest expense of approximately $112,000.

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
     Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting (as described below in Report of Management on Agree Realty Corporation’s Internal Control over Financial Reporting), our chief executive officer and chief financial officer concluded that as of December 31, 2005, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during its most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
     Our audit committee has engaged an independent third party consultant to perform periodic reviews of our financial reporting process to help mitigate the material weakness in our internal controls described in Report of Management on Agree Realty Corporation’s Internal Control over Financial Reporting.
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
     The following material weaknesses have been identified and reported to the audit committee:
•	We lack segregation of duties in the period-end financial reporting process. Our Chief Financial Officer (CFO) is the only employee with any significant knowledge of generally accepted accounting principles. The CFO is also the sole employee in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the preparation of accounting reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.

•	We lack the expertise and resources to ensure complete application of generally accepted accounting principles to non-routine transactions. As a result of this material weakness, we recorded adjustments prior to the issuance of our consolidated financial statements. These adjustments affected other assets, unearned compensation, equity and general and administrative expenses.
     We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, assessed the our internal control over financial reporting as of December 31, 2005, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of the material weaknesses described above, management has concluded that our internal control was not effective as of December 31, 2005.
     Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report that is included herein.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Owners of Agree Realty Corporation
     We have audited management’s assessment, included in the accompanying “Report of Management on Agree Realty Corporation’s Internal Control Over Financial Reporting”, that Agree Realty Corporation (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the two material weaknesses noted below, based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Agree Realty Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:
•	The Company lacks segregation of duties in the period-end financial reporting process. The Chief Financial Officer (“CFO”) is the only employee with any significant knowledge of generally accepted accounting principles. The CFO is also the sole employee in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the preparation of accounting reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.

•	The Company lacks the expertise and resources to ensure complete application of generally accepted accounting principles to non-routine transactions. As a result of this material weakness, the Company recorded adjustments prior to the issuance of its consolidated financial statements. These adjustments affected other assets, unearned compensation, equity and general and administrative expenses.

The material weaknesses related to the period-end financial reporting process and the application of generally accepted accounting principles to non-routine transactions affect all of the Company’s significant accounts and could result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.
     The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 15, 2006 on those financial statements.
     In our opinion, management’s assessment that Agree Realty Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Agree Realty Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”)

BDO Seidman, LLP
Troy, Michigan
March 15, 2006
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2005.

ITEM 9B	OTHER MATTERS
          None
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 8, 2006.

ITEM 11.	EXECUTIVE COMPENSATION
     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 8, 2006.
     The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of December 31, 2005.

	Number of securities to be	Weighted average exercise
	issued upon exercise of	price of outstanding	Number of securities
	outstanding options,	options, warrants and	remaining available for
Plan category	warrants and rights	rights	future issuance

Equity compensation plans approved by security holders	4,900	$19.50	957,100

Equity compensation plans not approved by security holders	—	—	—

Total	4,900	$19.50	957,100

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 8, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 8, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 8, 2006.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES
(a)	The following documents are filed as part of this Report
(1)(2) The financial statements indicated by Part II, Item 8, Financial Statements and Supplementary Data.
(b)	Exhibits

3.1	Articles of Incorporation and Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (Registration Statement No. 33-73858, as amended (“Agree S-11”))

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Agree S-11)

4.1	Rights Agreement by and between Agree Realty Corporation and BankBoston, N.A. as Rights Agent dated as of December 7, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 7, 1998)

10.1	First Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of April 22, 1994, by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.6 to the 1996 Form 10-K)

10.2		Amended and Restated Registration Rights Agreement, dated July 8, 1994 by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994)

10.3		Contribution Agreement, dated as of April 21, 1994, by and among the Company, Richard Agree, Edward Rosenberg and the co-partnerships named therein (incorporated by reference to Exhibit 10.10 to the 1996 Form 10-K)

10.4	+	Agree Realty Corporation Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to the 1996 Form 10-K)

10.5		Line of Credit Agreement by and among Agree Limited Partnership, the Company, the lenders parties thereto, and Michigan National Bank as Agent (incorporated by reference to Exhibit 10.10 to the 1995 Form 10-K)

10.6		First amendment to $5 million business loan agreement dated September 21, 1997 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to Exhibit 10.2 to the September 1997 Form 10-Q)

10.7		Second amendment to amended and restated $5 million business Loan agreement dated October 19, 1998 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.8	+	Employment Agreement, dated July 1, 2004, by and between the Company and Richard Agree (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2004 (June 2004 Form 10-Q))

10.9	+	Employment Agreement, dated July 1, 2004, by and between the Company, and Kenneth R. Howe (incorporated by reference to exhibit 10.2 to the June 2004 Form 10-Q)

10.10		Third amendment to amended and restated $5 million business Loan agreement dated December 19, 1999 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to exhibit 10.17 to the 1999 Form 10-K)

10.11		Trust Mortgage dated as of June 27, 1999 from Agree Facility No. 1, L.L.C. as Grantor to Manufacturers and Traders Trust Company (incorporated by reference to exhibit 10.4 to the June 1999 Form 10-Q)

10.12	+	Employment Agreement, dated January 10, 2000, by and between the Company, and David J. Prueter (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000

10.13		Fourth amendment to amended and restated $5 million business Loan agreement dated February 19, 2001 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”))

10.14		Mortgage dated as of December 20, 2001, by Agree Limited Partnership to and in favor of Nationwide Life Insurance Company (incorporated by reference to exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 from 10-K))

10.15		Fifth amendment to amended and restated $5 million business Loan agreement dated April 30, 2002 between Agree Limited Partnership and Standard Federal Bank (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the “June 2002 Form 10-Q”))

10.16		Project Loan Agreement dated as of April 30, 2002 between Royal Identify Company (together with its successors and assigns) and Lawrence Store No. 203 L.L.C. (together with its permitted successors and assigns) (incorporated by reference to exhibit 10.2 to the June 2002 Form 10-Q)

10.17		Project Loan Agreement dated as of November 25, 2002 between Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee, and Indianapolis Store No. 16 L.L.C. (incorporated by reference to exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”))

10.18		Project Loan Agreement dated as of January 30, 2003 between Modern Woodman of America and Phoenix Drive L.L.C. (incorporated by reference to exhibit 10.1 to the March 31, 2003 Form 10-Q)

10.19		Sixth amendment to amended and restated $5 million business loan agreement dated April 30, 2003, between Agree Limited Partnership and Standard Federal Bank (incorporated by reference to exhibit 10.1 to the June 30, 2003 Form 10-Q)

10.20		Amended and Restated $50 million Line of Credit agreement dated November 5, 2003, among Agree Realty Corporation, Standard Federal Bank and Bank One. (incorporated by reference to exhibit 10.1 to the Sep 30, 2003 Form 10-Q)

10.21		Indemnity Deed of Trust and Security Agreement dated October 31, 2003, by Agree — Columbia Crossing Project, L.L.C., and Nationwide Life Insurance Company (incorporated by reference to exhibit 10.33 to the December 31, 2003 Form 10-K)

10.22		Indemnity Deed of Trust and Security Agreement dated October 31, 2003, by Agree-Milestone Center Project, L.L.C., and Nationwide Life Insurance Company (incorporated by reference to exhibit 10.34 to the December 31, 2003 Form 10-K)

10.23		Mortgage and Security Agreement dated October 31, 2003, by Oklahoma Store No. 151, L.L.C. and Nationwide Life Insurance Company (incorporated by reference to exhibit 10.35 to the December 31, 2003 From 10-K)

10.24		Deed of Trust and Security Agreement dated October 31, 2003, by Omaha Store No. 166, L.L.C. and Nationwide Life Insurance Company (incorporated by reference to exhibit 10.36 to the December 31, 2003 Form 10-K)

10.25	+	The Company’s 2005 Equity Incentive Plan

10.26	+	Employment Agreement, dated August 1, 2005, by and between the Company, and Charles Carter (incorporated by reference to exhibit 10.1 to the September 2005 Form 10-Q)

10.27	+	Employment Agreement, dated September 1, 2005, by and between the Company, and Vicky Umphryes (incorporated by reference to exhibit 10.2 to the September 2005 Form 10-Q)

21.1	*	Subsidiaries of Agree Realty Corporation

23	*	Consent of BDO Seidman, LLP

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer

32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

32.2	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer

*		Filed herewith

+		Management contract or compensatory plan or arrangement

SIGNATURES
     PURSUANT to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGREE REALTY CORPORATION
By:	/s/ Richard Agree

Name:	Richard Agree
President and Chairman of the
Board of Directors
Date:	March 16, 2006
     PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of March 2006.

By:	/s/ Richard Agree	By:	/s/ Farris G. Kalil

	Richard Agree		Farris G. Kalil
	President and Chairman of the		Director
Board of Directors
(Principal Executive Officer)
		By:	/s/ Michael Rotchford

Michael Rotchford
Director

By:	/s/ Kenneth R. Howe	By:	/s/Ellis G. Wachs

	Kenneth R. Howe		Ellis G. Wachs
	Vice President, Finance and		Director
Secretary
(Principal Financial and
Accounting Officer)
		By:	/s/ Gene Silverman

Gene Silverman
Director

		By:	/s/ Leon M. Schurgin

Leon M. Schurgin
Director

Agree Realty Corporation
Financial Statements
Years Ended December 31, 2005, 2004 and 2003

Agree Realty Corporation

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Owners of
Agree Realty Corporation
Farmington Hills, Michigan
We have audited the accompanying consolidated balance sheets of Agree Realty Corporation (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agree Realty Corporation at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, the effectiveness of Agree Realty Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effectiveness of internal control over financial reporting.
BDO SEIDMAN, LLP
Troy, Michigan
March 15, 2006

Agree Realty Corporation
Consolidated Balance Sheets

December 31,	2005	2004

Assets

Real Estate Investments (Notes 3 and 4)
Land	$73,035,167	$70,592,068
Buildings	185,032,185	179,730,241
Property under development	264,913	2,104,553

	258,332,265	252,426,862
Less accumulated depreciation	(43,771,581)	(41,727,987)

Net Real Estate Investments	214,560,684	210,698,875

Cash and Cash Equivalents	5,714,540	587,524

Accounts Receivable — Tenants, net of allowance of $20,000 for possible losses for 2005 and 2004	730,606	627,298

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $4,344,244 and $4,193,111 for 2005 and 2004	852,036	1,003,169
Leasing costs, net of accumulated amortization of $621,388 and $577,308 for 2005 and 2004	389,354	258,316

Other Assets	1,212,387	1,661,504

	$223,459,607	$214,836,686

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Balance Sheets

December 31,	2005	2004

Liabilities and Stockholders’ Equity

Mortgages Payable (Note 3)	$50,721,920	$52,943,015

Notes Payable (Note 4)	17,500,000	39,200,000

Dividends and Distributions Payable (Note 5)	4,089,243	3,509,083

Deferred Revenue (Note 13)	12,793,504	13,483,054

Accrued Interest Payable	282,080	298,115

Accounts Payable
Capital expenditures	112,687	393,711
Operating	1,300,416	1,441,877

Tenant Deposits	54,062	60,989

Total Liabilities	86,853,912	111,329,844

Minority Interest (Note 6)	5,978,635	5,874,855

Stockholders’ Equity (Note 5)
Common stock, $.0001 par value; 20,000,000 shares authorized; 7,706,846 and 6,487,846 shares issued and outstanding	772	649
Additional paid-in capital	143,138,497	109,599,965
Deficit	(9,717,471)	(10,726,663)

	133,421,798	98,873,951
Less: unearned compensation — restricted stock (Note 8)	(2,794,738)	(1,241,964)

Total Stockholders’ Equity	130,627,060	97,631,987

	$223,459,607	$214,836,686

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Income

Year Ended December 31,	2005	2004	2003

Revenues
Minimum rents	$28,386,580	$25,966,256	$23,269,395
Percentage rents	68,071	55,995	175,969
Operating cost reimbursement	3,082,831	2,885,132	2,775,585
Other income	41,415	32,716	2,885

Total Revenues	31,578,897	28,940,099	26,223,834

Operating Expenses
Real estate taxes	1,749,005	1,692,176	1,662,448
Property operating expenses	2,011,688	1,790,773	1,760,903
Land lease payments	784,027	737,460	736,793
General and administrative	4,191,279	2,848,414	2,275,177
Depreciation and amortization	4,637,325	4,249,361	3,836,203

Total Operating Expenses	13,373,324	11,318,184	10,271,524

Income From Continuing Operations	18,205,573	17,621,915	15,952,310

Other Income (Expense)
Interest expense, net	(4,158,887)	(4,506,712)	(5,684,200)
Gain on sale of asset	6,397	—	—
Early extinguishment of debt	—	—	(961,334)
Equity in net income of unconsolidated entities	—	216,837	438,489

Total Other Expense	(4,152,490)	(4,289,875)	(6,207,045)

Income Before Minority Interest and Discontinued Operations	14,053,083	13,332,040	9,745,265

Minority Interest	1,145,330	1,257,212	1,102,825

Income Before Discontinued Operations	12,907,753	12,074,828	8,642,440

Gain on Sale of Asset From Discontinued Operations,
net of minority interest of $235,465, $54,427 and $94,575	2,653,670	522,741	740,094

Income From Discontinued Operations, net of minority
interest of $43,137, $54,708 and $140,646	486,153	525,451	1,089,212

Net Income	$16,047,576	$13,123,020	$10,471,746

Basic Earnings Per Share (Note 2)
Income before discontinued operations	$1.73	$1.87	$1.64
Discontinued operations	.42	.16	.35

Basic Earnings Per Share	$2.15	$2.03	$1.99

Dilutive Earnings Per Share (Note 2)
Income before discontinued operations	$1.72	$1.87	$1.64
Discontinued operations	.42	.16	.35

Dilutive Earnings Per Share	$2.14	$2.03	$1.99

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Stockholders’ Equity

			Additional		Unearned
	Common Stock		Paid-In		Compensation -
	Shares	Amount	Capital	Deficit	Restricted Stock

Balance, January 1, 2003	4,448,531	$445	$64,506,772	$(11,135,499)	$(748,994)
Issuance of common stock, net of issuance costs	1,955,000	195	43,224,291	—	—
Issuance of shares under the Stock Incentive Plan	36,814	3	622,150	—	(456,300)
Shares redeemed under the Stock Incentive Plan	(6,000)	—	(101,400)	—	—
Vesting of restricted stock	—	—	—	—	367,910
Dividends declared, $1.94 per share	—	—	—	(10,563,883)	—
Net income	—	—	—	10,471,746	—

Balance, December 31, 2003	6,434,345	643	108,251,813	(11,227,636)	(837,384)
Issuance of shares under the Stock Incentive Plan	59,501	6	1,517,832	—	(950,925)
Shares redeemed under the Stock Incentive Plan	(6,000)	—	(169,680)	—	—
Vesting of restricted stock	—	—	—	—	546,345
Dividends declared, $1.95 per share	—	—	—	(12,622,047)	—
Net income	—	—	—	13,123,020	—

Balance, December 31, 2004	6,487,846	649	109,599,965	(10,726,663)	(1,241,964)
Issuance of common stock, net of issuance costs	1,150,000	115	31,456,414	—	—
Issuance of shares under the Stock Incentive Plan	73,000	8	2,208,878	—	(2,208,886)
Shares redeemed under the Stock Incentive Plan	(4,000)	—	(126,760)	—	—
Vesting of restricted stock	—	—	—	—	656,112
Dividends declared, $1.96 per share	—	—	—	(15,038,384)	—
Net income	—	—	—	16,047,576	—

Balance, December 31, 2005	7,706,846	$772	$143,138,497	$(9,717,471)	$(2,794,738)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Cash Flows

Year Ended December 31,	2005	2004	2003

Cash Flows From Operating Activities
Net income	$16,047,576	$13,123,020	$10,471,746
Adjustments to reconcile net income to net cash provided by operating activities Depreciation	4,738,405	4,418,177	4,188,655
Amortization	207,040	204,986	633,922
Stock-based compensation	656,112	546,345	367,910
Gain on sale of assets	(2,895,532)	(577,168)	(834,669)
Equity in net income of unconsolidated entities	—	(216,837)	(438,489)
Minority interests	1,423,932	1,366,347	1,338,046
Decrease (increase) in accounts receivable	(103,308)	(4,961)	162,300
Decrease (increase) in other assets	420,581	(431,446)	(336,483)
Increase (decrease) in accounts payable	(141,459)	33,605	228,999
Decrease in deferred revenue	(689,550)	(307,936)	—
Increase (decrease) in accrued interest	(16,035)	131,016	(82,607)
Increase (decrease) in tenant deposits	(6,927)	13,890	(46,039)

Net Cash Provided By Operating Activities	19,640,835	18,299,038	15,653,291

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $437,000 in 2005, $305,000 in 2004 and $213,000 in 2003)	(15,121,825)	(21,711,356)	(20,116,584)
Distributions from unconsolidated entities	—	216,837	438,489
Decrease in restricted cash	—	4,309,914	—
Net proceeds from sale of assets, less amounts held in escrow	9,576,974	2,046,493	3,887,338

Net Cash Used In Investing Activities	(5,544,851)	(15,138,112)	(15,790,757)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Cash Flows

Year Ended December 31,	2005	2004	2003

Cash Flows From Financing Activities
Line-of-credit net borrowings (payments)	(21,700,000)	12,700,000	(11,583,232)
Dividends and limited partners’ distributions paid	(15,778,376)	(13,873,516)	(10,776,024)
Payment on construction loans	—	—	(4,043,313)
Payments of mortgages payable	(2,247,255)	(2,158,689)	(38,320,636)
Mortgage proceeds	—	—	22,699,151
Payments of payables for capital expenditures	(393,711)	(361,769)	(423,910)
Redemption of restricted stock	(126,760)	(169,680)	(101,400)
Payments for financing costs	—	—	(609,367)
Payments of leasing costs	(179,395)	(72,150)	(19,811)
Exercise of stock options	—	358,312	—
Net proceeds from the issuance of common stock	31,456,529	—	43,224,488

Net Cash Provided By (Used In) Financing Activities	(8,968,968)	(3,577,492)	45,946

Net Increase (Decrease) In Cash and Cash Equivalents	5,127,016	(416,566)	(91,520)

Cash and Cash Equivalents, beginning of year	587,524	1,004,090	1,095,610

Cash and Cash Equivalents, end of year	$5,714,540	$587,524	$1,004,090

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$3,984,010	$4,243,983	$5,619,551

Supplemental Disclosure of Non-Cash Transactions

Dividends and limited partners’ distributions declared and unpaid	$4,089,243	$3,509,083	$3,447,328
Shares issued under Stock Incentive Plan	$2,208,886	$1,159,518	$622,153
Real estate investments financed with accounts Payable	$112,687	$393,711	$570,363
Real estate investments acquired from joint ventures	$—	$13,790,990	$—

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Notes to Consolidated Financial Statements

1. The Company	Agree Realty Corporation (the Company) is a self-administered, self-managed real estate investment trust, which develops, acquires, owns and operates properties, which are primarily leased to national and regional retail companies under net leases. At December 31, 2005 the Company’s properties are comprised of forty-seven single tenant retail facilities and twelve shopping centers located in fifteen states. At December 31, 2005, approximately 96% of the Company’s annual base rental revenues will be received from national and regional tenants under long-term leases, including approximately 33% from Borders, Inc., 21% from Walgreen Co., and 13% from Kmart Corporation, a wholly owned subsidiary of Sears Holdings Corporation

2. Summary of Significant Accounting Policies	Principles of Consolidation

The consolidated financial statements of Agree Realty Corporation include the accounts of the Company, its majority-owned partnership, Agree Limited Partnership (the Operating Partnership), and its wholly-owned subsidiaries. The Company controlled, as the sole general partner, 91.96% and 90.59% of the Operating Partnership as of December 31, 2005 and 2004, respectively. All material intercompany accounts and transactions are eliminated.

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

Agree Realty Corporation
Notes to Consolidated Financial Statements

Valuation of Long-Lived Assets

Long-lived assets such as real estate investments are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required through December 31, 2005.

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

Accounts Receivable — Tenants

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

Other Assets

The Company records prepaid expenses, deposits, vehicles, furniture and fixtures, leasehold improvements, acquisition advances and miscellaneous receivables as other assets in the accompanying balance sheets.

Accounts Payable — Capital Expenditures

Included in accounts payable are amounts related to the construction of buildings. Due to the nature of these expenditures, they are reflected in the statements of cash flows as a financing activity.

Agree Realty Corporation
Notes to Consolidated Financial Statements
Minority Interest
This amount represents the limited partners’ interest (OP Units) of 8.04% and 9.41% (convertible into 637,547 shares) in the Operating Partnership as of December 31, 2005 and 2004, respectively.
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
Income Taxes
The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the Code), and began operating as such on April 22, 1994. As a result, the Company is not subject to federal income taxes to the extent that it distributes annually at least 90% of its taxable income to its shareholders and satisfies certain other requirements defined in the Code. Accordingly, no provision was made for federal income taxes in the accompanying consolidated financial statements.
Stock Options
The Company has elected to adopt the recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123) using the prospective method beginning January 1, 2003. SFAS 123 establishes a fair value based method of accounting for stock-based compensation plans under which employees receive shares of stock or other equity instruments of the Company or the Company incurs liabilities to employees in amounts based on the price of its stock. No stock options were granted during 2005, 2004 or 2003 and there was no expense for stock options that would be required.

Agree Realty Corporation
Notes to Consolidated Financial Statements
Dividends
The Company declared dividends of $1.96, $1.95 and $1.94 per share during the years ended December 31, 2005, 2004, and 2003; the dividends have been reflected for federal income tax purposes as follows:

December 31,	2005	2004	2003

Ordinary income	$1.76	$1.95	$1.78
Return of capital	.20	—	.16

Total	$1.96	$1.95	$1.94

The aggregate federal income tax basis of Real Estate Investments is approximately $22.8 million less than the financial statement basis.
Discontinued Operations
In October 2003, the Company completed the sale of a shopping center for approximately $8.5 million and recognized a gain of approximately $740,000, net of minority interest. The shopping center was anchored by Kmart Corporation and Kash N Karry and was located in Winter Garden, Florida. In August 2004, the Company completed the sale of a single tenant property for approximately $2.2 million and recognized a gain of approximately $523,000, net of minority interest. The property was leased to Kmart Corporation and was located in Perrysburg, Ohio. In November 2005 the Company completed the sale of a shopping center for approximately $8.8 million and recognized a gain of approximately $2,654,000, net of minority interest. The shopping center was anchored by Kmart Corporation and Roundy’s Foods and was located in Iron Mountain, Michigan. The gain on sale and results of operations for these properties are presented as discontinued operations in the Company’s consolidated statements of income.
The revenues from the properties were $864,113, $1,125,842 and $2,127,069 for the years ended December 31, 2005, 2004 and 2003, respectively. The expenses for the properties were $377,960, $600,391 and $1,037,857, including minority interest charges of $43,137, $54,708 and $140,646, for the years ended December 31, 2005, 2004 and 2003, respectively.

Agree Realty Corporation
Notes to Consolidated Financial Statements
Early Extinguishment of Debt
In August 2003, the Company repaid three mortgages totaling approximately $37,000,000 prior to their scheduled maturity. In connection with this transaction, the Company incurred a pre-payment penalty of $555,000 and wrote-off unamortized mortgage costs in the amount of $406,000.
Earnings Per Share
Earnings per share reflected in the consolidated statements of income are presented for all periods in accordance with SFAS No. 128, “Earnings per Share”. In connection therewith, any conversion of OP Units to common stock would have no effect on the earnings per share calculation since the allocation of earnings to an OP Unit is equivalent to earnings allocated to a share of common stock.
The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31,	2005	2004	2003

Numerator
Net income	$16,047,576	$13,123,020	$10,471,746
Income allocated to minority interests	1,423,932	1,366,347	1,338,046

Numerator for Basic and Diluted Earnings Per Share — Income Available to Shareholders After Assumed Conversions	$17,471,508	$14,489,367	$11,809,792

Agree Realty Corporation
Notes to Consolidated Financial Statements

Year Ended December 31,	2005	2004	2003

Denominator
Weighted average shares outstanding	7,460,504	6,468,351	5,272,523
Weighted average OP Units outstanding,
Assuming conversion	673,547	673,547	673,547

Denominator for Basic Earnings Per
Share — Adjusted Weighted Average
Shares and Assumed Conversions	8,134,051	7,141,898	5,946,070
Non-vested restricted stock	29,842	—	—
Employee Stock Options	395	6,766	3,343

Denominator for Diluted Earnings Per Share	8,164,288	7,148,664	5,949,413

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
In December 2004, the FASB issued Statement No. 153, Exchanges of Non-monetary Assets – An amendment of APB Opinion No. 29 (“SFAS No. 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

Agree Realty Corporation
Notes to Consolidated Financial Statements
The impact of adopting this statement did not have a material impact on the Company’s financial position or results of operations.
In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective no later than fiscal years ended after December 15, 2005. The Company adopted FIN 47 as required effective December 31, 2005 and the initial application of FIN 47 did not have a material impact on the Company’s financial position or results of operations.
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization , or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but does not change the transaction provisions of any existing accounting pronouncements, including those that are in a transaction phase as of the effective date of SFAS No. 154. The adoption of SFAS No. 154 will not have a material effect on our results of operations or our financial position.

Agree Realty Corporation
Notes to Consolidated Financial Statements

3. Mortgages Payable	Mortgages payable consisted of the following:

December 31,	2005	2004

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	$16,601,748	$17,222,287

Note payable in monthly installments of $128,205 including interest at 6.20% per annum, with a final monthly payment due November 2018; collateralized by related real estate and tenants’ leases	13,592,901	14,265,790

Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with the final monthly payment due February 2017; collateralized by related real estate and tenants’ leases	9,411,438	9,962,642

Note payable in monthly installments of $57,403 including interest at 6.50% per annum, with the final monthly payment due February 2023; collateralized by related real estate and tenant lease	7,114,801	7,333,400

Agree Realty Corporation
Notes to Consolidated Financial Statements

December 31,	2005	2004

Note payable in monthly installments of $25,631 including interest at 7.50% per annum, with the final monthly payment due May 2022; collateralized by related real estate and tenant lease	2,899,217	2,985,794

Note payable in monthly installments of $12,453 including interest at 6.95% per annum, with the final monthly payment due December 2017; collateralized by related real estate and tenant lease	1,101,815	1,173,102

Total	$50,721,920	$52,943,015

Future scheduled annual maturities of mortgages payable for years ending December 31 are as follows: 2006 — $2,369,315; 2007 - $2,592,435; 2008 — $2,749,772; 2009 — $2,937,232; 2010 - $3,137,505 and $36,935,661 thereafter.

Agree Realty Corporation
Notes to Consolidated Financial Statements

4. Notes Payable	The Operating Partnership has in place a $50 million line-of-credit agreement, which is guaranteed by the Company. The agreement expires in November 2006 and can be extended, solely at the option of the Operating Partnership, for an additional three years. Advances under the Credit Facility bear interest within a range of one-month to six-month LIBOR plus 150 basis points to 213 basis points or the bank’s prime rate, at the option of the Company, based on certain factors such as debt to property value and debt service coverage. Our borrowing under the agreement is limited to a percentage of our borrowing base value. In addition, we must maintain certain leverage and debt service coverage ratios, maintain our adjusted net worth at a minimum level, maintain our tax status as a REIT, and distribute no more than 95% of our adjusted funds from operations. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of the Company’s Properties which are not otherwise encumbered and properties to be acquired or developed. At December 31, 2005 and 2004, $17,000,000 and $39,000,000, respectively, was outstanding under this facility with a weighted average interest rate of 6.35% and 3.77%, respectively.

In addition, the Company maintains a $5,000,000 line-of-credit agreement with a bank. Monthly interest payments are required, either at the bank’s prime rate less 50 basis points, or 175 basis points in excess of the one-month LIBOR rate, at the option of the Company. The line-of-credit is secured by Second Leasehold Mortgages, Assignments of Leases and Rents, Security Agreements and Fixture Financing Statements of the properties securing the $50 million Credit Facility, At December 31, 2005 and 2004, $500,000 and $200,000, respectively, was outstanding under this agreement with a weighted average interest rate of 6.75% and 4.75%, respectively.

5. Dividends and Distributions Payable	On December 5, 2005 the Company declared a dividend of $.49 per share for the quarter ended December 31, 2005. The holders of OP Units were entitled to an equal distribution per OP Unit held as of December 31, 2005. The dividends and distributions payable are recorded as liabilities in the Company’s balance sheet at December 31, 2005. The dividend has been reflected as a reduction of stockholders’ equity and the distribution has been reflected as a reduction of the limited partners’ minority interest. These amounts were paid on January 5, 2006.

Agree Realty Corporation
Notes to Consolidated Financial Statements

6. Minority Interest	The following summarizes the changes in minority interest since January 1, 2003:

Minority Interest at January 1, 2003	$5,787,007
Minority interests’ share of income for the year	1,338,046
Distributions for the year	(1,303,314)

Minority Interest at December 31, 2003	5,821,739
Minority interests’ share of income for the year	1,366,347
Distributions for the year	(1,313,231)

Minority Interest at December 31, 2004	5,874,855
Minority interests’ share of income for the year	1,423,932
Distributions for the year	(1,320,152)

Minority Interest at December 31, 2005	$5,978,635

7. Stock Incentive Plan	The Company established a stock incentive plan in 1994 (the 1994 Plan) under which options were granted. The options, which have an exercise price equal to the initial public offering price ($19.50/share), can be exercised in increments of 25% on each anniversary of the date of the grant, and expire upon employment termination. There were 4,900, 4,900 and 23,275 options outstanding and exercisable at December 31, 2005, 2004 and 2003, respectively. There were 18,375 options exercised in 2004. No options were granted during 2005, 2004 or 2003. In 2005, our stockholders approved the 2005 Equity Incentive Plan (the 2005 Plan) which replaced the 1994 Plan. The 2005 Plan authorizes the issuance of a maximum of one million shares of common stock.

Agree Realty Corporation
Notes to Consolidated Financial Statements

8. Unearned Compensation -Restricted Stock	As part of the Company’s 2005 Equity Incentive Plan, restricted common shares are granted to certain employees. On the date of the award, the Company increases unearned compensation — restricted stock on the balance sheet by the stock price multiplied by the number of shares awarded. The Company issued 73,000, 41,126 and 36,814 shares of restricted stock and an average price of $30.26, $25.51 and $16.90 per share for the years ended December 31, 2005, 2004 and 2003 respectively. The Company redeemed 4,000, 6,000 and 6,000 shares of restricted stock during the years ended December 31, 2005, 2004 and 2003 respectively. No awards were forfeited during 2005, 2004 or 2003. The restricted shares vest and are charged to expense in increments of 20% per year for five years. The Company incurred compensation expense related to restricted shares of $656,112, $546,345 and $367,910 for the years ended December 31, 2005, 2004 and 2003 respectively. At December 31, 2005 there were 922,100 shares available to be issued under the 2005 Equity Incentive Plan. Plan participants are entitled to receive the quarterly dividends on their respective restricted shares.

9. Profit-Sharing Plan	The Company has a discretionary profit-sharing plan whereby it contributes to the plan such amounts as the Board of Directors of the Company determines. The participants in the plan cannot make any contributions to the plan. Contributions to the plan are allocated to the employees based on their percentage of compensation to the total compensation of all employees for the plan year. Participants in the plan become fully vested after six years of service. No contributions were made to the plan in 2005, 2004 or 2003.

10. Rental Income	The Company leases premises in its properties to tenants pursuant to lease agreements, which provide for terms ranging generally from 5 to 25 years. The majority of leases provide for additional rents based on tenants’ sales volume.

Agree Realty Corporation
Notes to Consolidated Financial Statements

As of December 31, 2005, the future minimum rentals for the next five years from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows (in thousands):

2006	$29,363
2007	28,872
2008	27,933
2009	26,990
2010	26,175
Thereafter	213,643

Total	$352,976

Of these future minimum rentals, approximately 37% of the total is attributable to Borders, Inc., approximately 32% of the total is attributable to Walgreen and approximately 10% is attributable to Kmart Corporation a wholly owned subsidiary of Sears Holdings Corporation. Borders is a major operator of book superstores in the United States, Walgreen operates in the national drugstore chain industry and Kmart’s principal business is general merchandise retailing through a chain of discount department stores. The loss of any of these anchor tenants or the inability of any of them to pay rent could have an adverse effect on the Company’s business.

11. Lease Commitments	The Company has entered into certain land lease agreements for four of its properties. As of December 31, 2005, future annual lease commitments under these agreements are as follows:

For the Year ending December 31,

2006	$768,343
2007	774,619
2008	760,424
2009	751,757
2010	794,932
Thereafter	9,788,452

Total	$13,638,527

Agree Realty Corporation
Notes to Consolidated Financial Statements

12. Interim Results (Unaudited)	The following summary represents the unaudited results of operations of the Company, expressed in thousands except per share amounts, for the periods from January 1, 2004 through December 31, 2005. Certain amounts have been reclassified to conform to the current presentation of discontinued operations:

Three Months Ended
2005	March 31,	June 30,	September 30,	December 31,

Revenues	$7,824	$7,737	$7,690	$8,328

Income before discontinued operations	$3,164	$3,379	$3,316	$3,449

Write-off of acquisition advances	$—	$—	$—	$400

Discontinued operations, net of minority interest	138	140	138	2,724

Net Income	$3,302	$3,519	$3,454	$5,773

Earnings Per Share — Diluted	$.45	$.46	$.45	$.78

Three Months Ended
2004	March 31,	June 30,	September 30,	December 31,

Revenues	$6,936	$6,960	$7,358	$7,686

Income before discontinued operations	$2,753	$2,909	$3,263	$3,150
Discontinued operations, net of minority interest	143	148	632	125

Net Income	$2,896	$3,057	$3,895	$3,275

Earnings Per Share — Diluted	$.45	$.47	$.60	$.51

Agree Realty Corporation
Notes to Consolidated Financial Statements

13. Deferred Revenue	In July 2004, our tenant in two joint venture properties located in Ann Arbor, MI and Boynton Beach, FL repaid $13.8 million that had been contributed by our joint venture partner. As a result of this repayment the Company became the sole member of the limited liability companies holding the properties. Total assets of the two properties were approximately $13.8 million. We have treated the $13.8 million repayment of the capital contribution as deferred revenue and accordingly, will recognize rental income over the term of the related leases.

Agree Realty Corporation
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2004

Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H
										Life on Which
				Costs	Gross Amount at Which Carried					Depreciation in
		Initial Cost		Capitalized	At Close of Period					Latest Income
			Buildings and	Subsequent to		Buildings and		Accumulated	Date of	Statement
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction	is Computed

Completed Retail Facilities
Sam’s Club, MI	$743,889	$550,000	$562,404	$1,087,596	$550,000	$1,650,000	$2,200,000	$1,246,778	1977	40 Years
Capital Plaza, KY	969,768	7,379	2,240,607	620,038	7,379	2,860,645	2,868,024	1,689,037	1978	40 Years
Charlevoix Common, MI	—	305,000	5,152,992	106,718	305,000	5,259,710	5,564,710	1,978,282	1991	40 Years
Chippewa Commons, WI	—	1,197,150	6,367,560	439,818	1,197,150	6,807,378	8,004,528	2,544,863	1990	40 Years
Grayling Plaza, MI	669,046	200,000	1,778,657	—	200,000	1,778,657	1,978,657	974,100	1984	40 Years
Ironwood Commons, MI	2,908,083	167,500	8,181,306	251,653	167,500	8,432,959	8,600,459	3,052,384	1991	40 Years
Marshall Plaza Two, MI	—	—	4,662,230	115,294	—	4,777,524	4,777,524	1,744,631	1990	40 Years
North Lakeland Plaza, FL	—	1,641,879	6,364,379	1,525,238	1,641,879	7,889,617	9,531,496	3,245,393	1987	40 Years
Oscoda Plaza, MI	695,248	183,295	1,872,854	—	183,295	1,872,854	2,056,149	1,020,949	1984	40 Years
Petoskey Town Center, MI	—	875,000	8,895,289	223,581	875,000	9,118,870	9,993,870	3,355,776	1990	40 Years
Plymouth Commons, WI	—	535,460	5,667,504	279,073	535,460	5,946,577	6,482,037	2,228,392	1990	40 Years
Rapids Associates, MI	—	705,000	6,854,790	27,767	705,000	6,882,557	7,587,557	2,615,712	1990	40 Years
Shawano Plaza, WI	—	190,000	9,133,934	101,471	190,000	9,235,405	9,425,405	3,587,317	1990	40 Years
West Frankfort Plaza, IL	316,267	8,002	784,077	143,258	8,002	927,335	935,337	488,299	1982	40 Years
Omaha, NE	1,271,842	1,705,619	2,053,615	2,152	1,705,619	2,055,767	3,761,386	520,358	1995	40 Years
Wichita, KS	931,384	1,039,195	1,690,644	24,666	1,039,195	1,715,310	2,754,505	434,113	1995	40 Years
Santa Barbara, CA	1,893,071	2,355,423	3,240,557	2,650	2,355,423	3,243,207	5,598,630	820,927	1995	40 Years
Monroeville, PA	2,901,802	6,332,158	2,249,724	—	6,332,158	2,249,724	8,581,882	512,965	1996	40 Years
Norman, OK	847,378	879,562	1,626,501	—	879,562	1,626,501	2,506,063	375,938	1996	40 Years
Columbus, OH	1,069,438	826,000	2,336,791	—	826,000	2,336,791	3,162,791	579,327	1996	40 Years
Aventura, FL	1,072,931	—	3,173,121	—	—	3,173,121	3,173,121	770,143	1996	40 Years
Boyton Beach, FL	1,209,855	1,534,942	2,043,122	—	1,534,942	2,043,122	3,578,064	463,771	1996	40 Years
Lawrence, KS	2,899,217	—	3,000,000	155,407	—	3,155,407	3,155,407	650,616	1997	40 Years
Waterford, MI	2,266,273	971,009	1,562,869	135,390	971,009	1,698,259	2,669,268	338,618	1997	40 Years
Chesterfield Township, MI	2,488,384	1,350,590	1,757,830	(46,164)	1,350,590	1,711,666	3,062,256	321,517	1998	40 Years
Grand Blanc, MI	2,377,329	1,104,285	1,998,919	13,968	1,104,285	2,012,887	3,117,172	352,601	1998	40 Years
Pontiac, MI	2,279,450	1,144,190	1,808,955	(113,506)	1,144,190	1,695,449	2,839,639	309,008	1998	40 Years
Mt. Pleasant Shopping Center, MI	—	907,600	8,081,968	403,100	907,600	8,485,068	9,392,668	2,027,688	1973	40 Years
Tulsa, OK	—	1,100,000	2,394,512	—	1,100,000	2,394,512	3,494,512	452,824	1998	40 Years
Columbia, MD	3,190,253	1,545,509	2,093,700	286,589	1,545,509	2,380,289	3,925,798	378,919	1999	40 Years
Rochester, MI	3,326,990	2,438,740	2,188,050	1,949	2,438,740	2,189,999	4,628,739	355,851	1999	40 Years

Agree Realty Corporation
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2004

Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H
										Life on Which
				Costs	Gross Amount at Which Carried					Depreciation in
		Initial Cost		Capitalized	at Close of Period					Latest Income
			Buildings and	Subsequent to		Buildings and		Accumulated	Date of	Statement
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction	is Computed

Ypsilanti, MI	3,004,916	2,050,000	2,222,097	29,624	2,050,000	2,251,721	4,301,721	337,802	1999	40 Years
Germantown, MD	2,999,953	1,400,000	2,288,890	45,000	1,400,000	2,333,890	3,733,890	351,647	2000	40 Years
Petoskey, MI	2,090,160	—	2,332,473	(1,721)	—	2,330,752	2,330,752	330,989	2000	40 Years
Flint, MI	3,152,672	2,026,625	1,879,700	(1,201)	2,026,625	1,878,499	3,905,124	234,815	2000	40 Years
Flint, MI	2,712,726	1,477,680	2,241,293	—	1,477,680	2,241,293	3,718,973	273,156	2001	40 Years
New Baltimore, MI	2,314,284	1,250,000	2,285,781	(16,502)	1,250,000	2,269,279	3,519,279	248,377	2001	40 Years
Flint, MI	—	1,729,851	1,798,091	660	1,729,851	1,798,751	3,528,602	166,721	2002	40 Years
Oklahoma City, OK	3,860,384	1,914,859	2,057,034	—	1,914,859	2,057,034	3,971,893	165,429	2002	40 Years
Omaha, NE	3,542,310	1,530,000	2,237,702	—	1,530,000	2,237,702	3,767,702	179,936	2002	40 Years
Indianapolis, IN	1,101,815	180,000	1,117,617	—	180,000	1,117,617	1,297,617	89,926	2002	40 Years
Big Rapids, MI	—	1,201,675	2,014,107	(2,000)	1,201,675	2,012,107	3,213,782	138,371	2003	40 Years
Flint, MI	—	—	471,272	(45,210)	—	426,062	426,062	156,597	2003	20 Years
Ann Arbor, MI	7,114,802	1,727,590	6,009,488	—	1,727,590	6,009,488	7,737,078	456,059	2003	40 Years
Tulsa, OK	—	2,000,000	2,740,507	—	2,000,000	2,740,507	4,740,507	161,060	2003	40 Years
Canton Twp., MI	—	1,550,000	2,132,096	23,020	1,550,000	2,155,116	3,705,116	112,196	2003	40 Years
Flint, MI	—	1,537,400	1,961,674	—	1,537,400	1,961,674	3,499,074	89,993	2004	40 Years
Webster, NY	—	1,600,000	2,438,781	—	1,600,000	2,438,781	4,038,781	109,238	2004	40 Years
Albion, NY	—	1,900,000	3,037,864	—	1,900,000	3,037,864	4,937,864	85,440	2004	40 Years
Flint, MI	—	1,029,000	2,165,463	(6,666)	1,029,000	2,158,797	3,187,797	60,675	2004	40 Years
Lansing, MI	—	785,000	348,501	3,045	785,000	351,546	1,136,546	13,145	2004	40 Years
Boynton Beach, FL	—	1,569,000	2,363,524	108,651	1,569,000	2,472,175	4,041,175	88,420	2004	40 Years
Ann Arbor, MI	—	1,700,000	8,308,854	150,000	1,700,000	8,458,854	10,158,854	412,044	2004	40 Years
Midland, MI	—	2,350,000	2,313,413	—	2,350,000	2,313,413	4,663,413	26,508	2005	40 Years
Grand Rapids, MI	—	1,450,000	2,646,591	—	1,450,000	2,646,591	4,096,591	22,055	2005	40 Years
Delta Twp., MI	—	2,075,000	2,535,971	—	2,075,000	2,535,971	4,610,971	10,650	2005	40 Years
Roseville., MI	—	1,771,000	2,327,052	—	1,771,000	2,327,052	4,098,052	7,272	2005	40 Years
Mt Pleasant., MI	—	1,075,000	1,432,390	—	1,075,000	1,432,390	2,507,390	2,984	2005	40 Years
N Cape May, NJ.,	—	1,075,000	1,430,092	—	1,075,000	1,430,092	2,505,092	2,979	2005	40 Years

‘ Sub Total	68,221,920	71,755,167	178,957,779	6,074,406	71,755,167	185,032,185	256,787,352	43,771,581

Retail Facilities Under Development
Livonia, MI	—	1,200,000	203,843	—	1,200,000	203,843	1,403,843	—	N/A	N/A
Other	—	80,000	61,070	—	80,000	61,070	141,070	—	N/A	N/A

	—	1,280,000	264,913	—	1,280,000	264,913	1,544,913	—

Total	$68,221,920	$73,035,167	$179,222,692	$6,074,406	$73,035,167	$185,297,098	$258,332,265	$43,771,581

1)	Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2003 to December 31, 2005:

	2005	2004	2003

Balance at January 1	$252,426,862	$220,358,955	$210,985,666
Construction and acquisition costs	15,260,671	34,736,096	19,821,273
Sale of real estate asset	(9,355,268)	(2,668,189)	(10,447,984)

Balance at December 31	$258,332,265	$252,426,862	$220,358,955

2)	Reconciliation of Accumulated Depreciation

The following table reconciles the accumulated depreciation from January 1, 2003 to December 31, 2005:

	2005	2004	2003

Balance at January 1	$41,727,987	$38,475,767	$37,456,301
Current year depreciation expense	4,676,257	4,372,362	4,145,898
Sale of real estate asset	(2,632,663)	(1,120,142)	(3,126,432)

Balance at December 31	$43,771,581	$41,727,987	$38,475,767

3)	Tax Basis of Buildings and Improvements

The aggregate cost of Building and Improvements for federal income tax purposes is approximately $22,816,000 less than the cost basis used for financial statement purpose.

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation and Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (Registration Statement No. 33-73858, as amended (“Agree S-11”))

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Agree S-11)

4.1	Rights Agreement by and between Agree Realty Corporation and BankBoston, N.A. as Rights Agent dated as of December 7, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 7, 1998)

10.1	First Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of April 22, 1994, by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.6 to the 1996 Form 10-K)

10.2	Amended and Restated Registration Rights Agreement, dated July 8, 1994 by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994)

10.3	Contribution Agreement, dated as of April 21, 1994, by and among the Company, Richard Agree, Edward Rosenberg and the co-partnerships named therein (incorporated by reference to Exhibit 10.10 to the 1996 Form 10-K)

10.4 +	Agree Realty Corporation Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to the 1996 Form 10-K)

10.5	Line of Credit Agreement by and among Agree Limited Partnership, the Company, the lenders parties thereto, and Michigan National Bank as Agent (incorporated by reference to Exhibit 10.10 to the 1995 Form 10-K)

10.6	First amendment to $5 million business loan agreement dated September 21, 1997 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to Exhibit 10.2 to the September 1997 Form 10-Q)

10.7	Second amendment to amended and restated $5 million business Loan agreement dated October 19, 1998 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.8 +	Employment Agreement, dated July 1, 2004, by and between the Company and Richard Agree (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2004 (June 2004 Form 10-Q))

10.9 +	Employment Agreement, dated July 1, 2004, by and between the Company, and Kenneth R. Howe (incorporated by reference to exhibit 10.2 to the June 2004 Form 10-Q)

10.10	Third amendment to amended and restated $5 million business Loan agreement dated December 19, 1999 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to exhibit 10.17 to the 1999 Form 10-K)

10.11	Trust Mortgage dated as of June 27, 1999 from Agree Facility No. 1, L.L.C. as Grantor to Manufacturers and Traders Trust Company (incorporated by reference to exhibit 10.4 to the June 1999 Form 10-Q)

10.12 +	Employment Agreement, dated January 10, 2000, by and between the Company, and David J. Prueter (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000

10.13	Fourth amendment to amended and restated $5 million business Loan agreement dated February 19, 2001 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”))

10.14	Mortgage dated as of December 20, 2001, by Agree Limited Partnership to and in favor of Nationwide Life Insurance Company (incorporated by reference to exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 from 10-K))

Exhibit No.	Description
10.15	Fifth amendment to amended and restated $5 million business Loan agreement dated April 30, 2002 between Agree Limited Partnership and Standard Federal Bank (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the “June 2002 Form 10-Q”))

10.16	Project Loan Agreement dated as of April 30, 2002 between Royal Identify Company (together with its successors and assigns) and Lawrence Store No. 203 L.L.C. (together with its permitted successors and assigns) (incorporated by reference to exhibit 10.2 to the June 2002 Form 10-Q)

10.17	Project Loan Agreement dated as of November 25, 2002 between Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee, and Indianapolis Store No. 16 L.L.C. (incorporated by reference to exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”))

10.18	Project Loan Agreement dated as of January 30, 2003 between Modern Woodman of America and Phoenix Drive L.L.C. (incorporated by reference to exhibit 10.1 to the March 31, 2003 Form 10-Q)

10.19	Sixth amendment to amended and restated $5 million business loan agreement dated April 30, 2003, between Agree Limited Partnership and Standard Federal Bank (incorporated by reference to exhibit 10.1 to the June 30, 2003 Form 10-Q)

10.20	Amended and Restated $50 million Line of Credit agreement dated November 5, 2003, among Agree Realty Corporation, Standard Federal Bank and Bank One. (incorporated by reference to exhibit 10.1 to the Sep 30, 2003 Form 10-Q)

10.21	Indemnity Deed of Trust and Security Agreement dated October 31, 2003, by Agree – Columbia Crossing Project, L.L.C., and Nationwide Life Insurance Company (incorporated by reference to exhibit 10.33 to the December 31, 2003 Form 10-K)

10.22	Indemnity Deed of Trust and Security Agreement dated October 31, 2003, by Agree-Milestone Center Project, L.L.C., and Nationwide Life Insurance Company (incorporated by reference to exhibit 10.34 to the December 31, 2003 Form 10-K)

10.23	Mortgage and Security Agreement dated October 31, 2003, by Oklahoma Store No. 151, L.L.C. and Nationwide Life Insurance Company (incorporated by reference to exhibit 10.35 to the December 31, 2003 From 10-K)

10.24	Deed of Trust and Security Agreement dated October 31, 2003, by Omaha Store No. 166, L.L.C. and Nationwide Life Insurance Company (incorporated by reference to exhibit 10.36 to the December 31, 2003 Form 10-K)

10.25 +	The Company’s 2005 Equity Incentive Plan

10.26 +	Employment Agreement, dated August 1, 2005, by and between the Company, and Charles Carter (incorporated by reference to exhibit 10.1 to the September 2005 Form 10-Q)

10.27 +	Employment Agreement, dated September 1, 2005, by and between the Company, and Vicky Umphryes (incorporated by reference to exhibit 10.2 to the September 2005 Form 10-Q)

21.1 *	Subsidiaries of Agree Realty Corporation

23 *	Consent of BDO Seidman, LLP

31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

31.2 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer

32.1 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

32.2 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer

*	Filed herewith

+	Management contract or compensatory plan or arrangement