Form 10-Q
period 2006-03-31
AGREE REALTY CORP
filed 2006-05-05
CIK 917251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___
Commission File Number 1-12928
Agree Realty Corporation

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	38-3148187 (I.R.S. Employer Identification No.)

31850 Northwestern Highway, Farmington Hills, Michigan (Address of principal executive offices)	48334 (Zip Code)
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer
☐	☑	☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
As of May 5, 2006 the Registrant had 7,706,846 shares of common stock, $.0001 par value outstanding.

Agree Realty Corporation
Form 10-Q

Agree Realty Corporation
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2006	2005

Assets

Real Estate Investments
Land	$73,035,167	$73,035,167
Buildings	184,799,586	185,032,185
Property under development	495,195	264,913

	258,329,948	258,332,265

Less accumulated depreciation	(44,790,456)	(43,771,581)

Net real estate investments	213,539,492	214,560,684

Cash and Cash Equivalents	238,400	5,714,540

Accounts Receivable — Tenants, net of allowance of $20,000 for possible losses for 2006 and 2005	449,149	730,606

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $4,375,244 and $4,344,244	821,036	852,036
Leasing costs, net of accumulated amortization of $631,101 and $621,388	389,924	389,354

Other Assets	1,160,100	1,212,387

	$216,598,101	$223,459,607

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2006	2005

Liabilities and Stockholders’ Equity

Mortgages Payable	$50,129,192	$50,721,920

Notes Payable	12,200,000	17,500,000

Dividends and Distributions Payable	4,093,131	4,089,243

Deferred Revenue	12,621,117	12,793,504

Accrued Interest Payable	270,060	282,080

Accounts Payable
Capital expenditures	120,187	112,687
Operating	727,163	1,300,416

Tenant Deposits	53,157	54,062

Total Liabilities	80,214,007	86,853,912

Minority Interest	5,944,695	5,978,635

Stockholders’ Equity
Common stock, $.0001 par value; 20,000,000 shares authorized, 7,706,846 shares issued and outstanding	772	772
Additional paid-in capital	143,138,497	143,138,497
Deficit	(10,107,132)	(9,717,471)

	133,032,137	133,421,798
Less: unearned compensation — restricted stock	(2,592,738)	(2,794,738)

Total Stockholders’ Equity	130,439,399	130,627,060

	$216,598,101	$223,459,607

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Revenues
Minimum rents	$7,532,443	$7,052,209
Percentage rents	14,071	18,704
Operating cost reimbursements	711,625	753,421
Other income	14,359	—

Total Revenues	8,272,498	7,824,334

Operating Expenses
Real estate taxes	440,276	440,428
Property operating expenses	547,128	620,784
Land lease payments	195,465	195,465
General and administrative	1,050,957	919,771
Depreciation and amortization	1,202,313	1,138,939

Total Operating Expenses	3,436,139	3,315,387

Income From Continuing Operations	4,836,359	4,508,947

Other (Expense)
Interest expense, net	(1,153,567)	(1,054,338)

Income Before Minority Interest and Discontinued Operations	3,682,792	3,454,609

Minority Interest	(296,098)	(290,533)

Income Before Discontinued Operations	3,386,694	3,164,076

Income From Discontinued Operations, net of minority interest of $12,655 in 2005	—	137,815

Net Income	$3,386,694	$3,301,891

Basic and Diluted Earnings Per Share
Income before discontinued operations	$.45	$.43
Discontinued operations	—	.02

Earnings Per Share — Basic	$.45	$.45

Earnings Per Share — Diluted	$.44	$.45

Weighted Average Number of Common Shares Outstanding — Basic	7,605,496	7,331,526

Weighted Average Number of Common Shares Outstanding — Dilutive	7,652,469	7,333,083

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statement of Stockholders’ Equity (Unaudited

					Unearned
			Additional		Compensation -
	Common Stock		Paid-In		Restricted
	Shares	Amount	Capital	Deficit	Stock

Balance, January 1, 2006	7,706,846	$772	$143,138,497	$(9,717,471)	$(2,794,738)

Vesting of restricted stock	—	—	—	—	202,000

Dividends declared for the period January 1, 2006 to March 31, 2006	—	—	—	(3,776,355)	—

Net income for the period January 1, 2006 to March 31, 2006	—	—	—	3,386,694	—

Balance, March 31, 2006	7,706,846	$772	$143,138,497	$(10,107,132)	$(2,592,738)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Cash Flows From Operating Activities
Net income	$3,386,694	$3,301,891
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,190,712	1,172,287
Amortization	42,601	51,748
Stock-based compensation	202,000	163,000
Minority interests	296,098	303,188
Decrease in accounts receivable	281,457	211,175
Decrease in other assets	35,159	74,623
Decrease in accounts payable	(573,253)	(607,379)
Decrease in deferred revenue	(172,387)	(172,387)
Decrease in accrued interest	(12,020)	(185,453)
Decrease in tenant deposits	(905)	(3,999)

Net Cash Provided By Operating Activities	4,676,156	4,308,694

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $23,000 in 2006 and $122,000 in 2005)	(34,093)	(1,390,413)

Net Cash Used In Investing Activities	(34,093)	(1,390,413)

Cash Flows From Financing Activities
Net proceeds from the issuance of common stock	—	31,466,769
Payments of mortgages payable	(592,728)	(562,251)
Dividends and limited partners’ distributions paid	(4,102,505)	(3,520,096)
Line-of-credit net borrowings (payments)	(5,300,000)	(30,200,000)
Repayments of capital expenditure payables	(112,687)	(239,856)
Redemption of restricted stock	—	(126,760)
Payment of leasing costs	(10,283)	(164,728)

Net Cash Used In Financing Activities	(10,118,203)	(3,346,922)

Net Decrease In Cash and Cash Equivalents	(5,476,140)	(428,641)

Cash and Cash Equivalents, beginning of period	5,714,540	587,524

Cash and Cash Equivalents, end of period	$238,400	$158,883

Agree Realty Corporation
Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Supplemental Disclosure of Cash flow Information
Cash paid for interest (net of amounts capitalized)	$1,134,682	$1,201,791

Supplemental Disclosure of Non-Cash Transactions
Dividends and limited partners’ distributions declared and unpaid	$4,093,131	$4,079,319
Shares issued under Stock Incentive Plan	$—	$1,278,850
Real estate investments financed with accounts payable	$120,187	$681,270

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Notes to Consolidated Financial Statements

1.	Basis of Presentation	The accompanying unaudited consolidated financial statements for the three months ended March 31, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

2.	Earnings Per Share	Earnings per share has been computed by dividing the net income by the weighted average number of common shares outstanding. The per share amounts reflected in the consolidated statements of income are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 Earnings per Share.

3.	Discontinued Operations	During November 2005, we completed the sale of a shopping center for approximately $8.8 million. The shopping center was anchored by Kmart Corporation and Roundy’s Foods and was located in Iron Mountain, Michigan. The results of operations for this property are presented as discontinued operations in our Consolidated Statements of Income The aggregate revenues from this property were $271,438 for the three months ended March 31, 2005. The aggregate expenses for this property were $133,623, including minority interest charge of $12,655, for the three months ended March 31, 2005.

4.	Equity Transactions	On January 25, 2005, we completed an offering of 1,000,000 shares of common stock at $28.28 per share; on February 7, 2005 the underwriter exercised its over allotment option for an additional 150,000 shares at the same per share price (collectively, the 2005 Offering). The net proceeds from the 2005 Offering of approximately $31.5 million were used to repay amounts outstanding under our credit facility.

Agree Realty Corporation
Part I
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions, are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Risks and other factors that might cause future results to differ from the statements include, but are not limited to, the effect of economic and market conditions; risks that our acquisition and development projects will fail to perform as expected; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; loss or bankruptcy of one or more of our major retail tenants; and failure of our properties to generate additional income to offset increases in operating expenses. For a description of the specific risks associated with the operation of our business, please see our Form 10-K for the fiscal year ended December 31, 2005.
Overview
We were established to continue to operate and expand the retail property business of our predecessor. We commenced operations in April 1994. Our assets are held by, and all operations are conducted through, Agree Limited Partnership (the Operating Partnership), of which Agree Realty Corporation is the sole general partner and held a 91.96% interest as of March 31, 2006. We are operating so as to qualify as a real estate investment trust (REIT) for federal income tax purposes.
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

Agree Realty Corporation
Part I
Recent Accounting Pronouncements
In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (R), to expand and clarify SFAS No. 123 in several areas. The Statement requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. This statement is effective for the interim reporting periods beginning after December 15, 2005. The Company adopted this statement in the first quarter of 2006. The impact of adopting SFAS No. 123 (R) did not have a material impact on the Company’s financial position or results of operations.
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company adopted this statement in the first quarter of 2006. The impact of adopting SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations.
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

Agree Realty Corporation
Part I
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
Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005
Minimum rental income increased $480,000, or 7%, to $7,532,000 in 2006, compared to $7,052,000 in 2005. The increase was the result of an increase of $439,000 from the development and acquisition of six properties in 2005 and net rental increases of $41,000 from existing tenants.
Percentage rental income decreased $5,000, to $14,000 in 2006 compared to $19,000 in 2005. The decrease was the result of decreased tenant sales.
Operating Cost Reimbursements decreased $41,000, or 6%, to $712,000 in 2006, compared to $753,000 in 2005. Operating cost reimbursements decreased due to the decrease in property operating expenses as explained below.
Other income increased $14,000, to $14,000 in 2006, compared to $-0- in 2005. The increase was primarily the result of management fee and other income of $8,000 and $6,000 respectively in 2006. There was no such income in 2005.
Real estate taxes remained constant at $440,000 for 2006 and 2005.
Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) decreased ($74,000), or 12%, to $547,000 in 2006 compared to $621,000 in 2005. The net decrease was the result of increased shopping center maintenance costs of $46,000; a decrease in snow removal costs of ($86,000); a decrease in utility costs of ($1,000); and a decrease in insurance costs of ($33,000) in 2006 versus 2005.
Land lease payments remained constant at $195,000 in 2006 and 2005.

Agree Realty Corporation
Part I
General and administrative expenses increased by $131,000, or 14%, to $1,051,000 in 2006, compared to $920,000 in 2005. The increase was the result of increased compensation related expenses as a result of salary increases, the value of employee stock awards and increased cost for hospitalization insurance of $127,000; a decrease in contracted services to investigate development opportunities of ($139,000); an increase in auditing costs as a result of Sarbanes-Oxley compliance of $68,000 and increased property related expenses of $75,000. General and administrative expenses as a percentage of total rental income increased from 13.0% for 2005 to 13.9% for 2006.
Depreciation and amortization increased $63,000, or 6%, to $1,202,000 in 2006, compared to $1,139,000 in 2005. The increase was the result of the development and acquisition of six properties in 2005.
Interest expense increased $100,000, or 9%, to $1,154,000 in 2006, from $1,054,000 in 2005. The increase in interest expense resulted from increased borrowings to fund the development and acquisition of six properties in 2005.
Our income before minority interest and discontinued operations increased $228,000, or 7%, to $3,683,000 in 2006 from $3,455,000 in 2005 as a result of the foregoing factors.
Liquidity and Capital Resources
Our principal demands for liquidity are distributions to our stockholders, debt repayment, development of new properties and future property acquisitions.
During the quarter ended March 31, 2006, we declared a quarterly dividend of $.49 per share. The dividend was paid on April 13, 2006, to holders of record on March 31, 2006.
As of March 31, 2006, we had total mortgage indebtedness of $50,129,192 with a weighted average interest rate of 6.64%. Future scheduled annual maturities of mortgages payable for the years ending March 31, are as follows: 2007 — $2,408,759; 2008 — $2,630,803; 2009 — $2,795,481; 2010 - $2,986,064; and 2011 — $3,189,677. This mortgage debt is all fixed rate debt.
In addition, the operating partnership has in place a $50 million credit facility with LaSalle Bank, as the agent (Credit Facility), which we guarantee. The credit facility matures in November 2006 and can be extended at our option for an additional three years. During the three year extension period, we will have no further ability to borrow under this facility and will be required to repay a portion of the unpaid principal on a quarterly basis. Advances under the credit facility bear interest within a range of one month to six month LIBOR plus 150 basis points to 213 basis points or the lender’s prime rate, at our option, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of our properties which are not otherwise encumbered and properties to be acquired or developed. As of March 31, 2006 $12,000,000 was outstanding under the credit facility bearing a weighted average interest rate of 5.97%.

Agree Realty Corporation
Part I
We also have in place a $5 million line of credit, which matures on June 30, 2006 and which we expect to extend for an additional one year period. The line of credit bears interest at the lender’s prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at our option. The purpose of the line of credit is to provide working capital to the Company and fund land options and start-up costs associated with new projects. As of March 31, 2006, $200,000 was outstanding under the line of credit bearing a weighted average interest rate of 7.00%.
The following table outlines our contractual obligations (in thousands) as of March 31, 2006.

	Total	Yr 1	2-3 Yrs	4-5 Yrs	Over 5 Yrs

Mortgages Payable	$50,129	$2,409	$5,426	$6,176	$36,118
Notes Payable	12,200	280	644	11,276	—
Land Lease Obligation	13,439	768	1,535	1,547	9,589
Interest Payments on Mortgages And Notes Payable	28,613	3,919	7,439	5,674	11,581
Other Long-Term Liabilities	—	—	—	—	—

Total	$104,381	$7,376	$15,044	$24,673	$57,288

We have one development project under construction that will add an additional 14,820 square feet of GLA to our portfolio. The project is expected to be completed during the third quarter of 2006. Additional funding required to complete the project is estimated to be $2,300,000 and will come from the credit facility.
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
Funds from Operations
We consider Funds from Operations (FFO) to be a useful supplemental measure to evaluate our operating performance because, by excluding gains or losses on dispositions and excluding depreciation FFO can help an investor compare the operating performance of our real estate between periods or compare such performance to that of different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictable over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that uses historical cost accounting is insufficient by itself.
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

Agree Realty Corporation
Part I
The following tables illustrate the calculation of FFO for the three months ended March 31, 2006 and 2005:

Three Months Ended March 31,	2006	2005

Net income	$3,386,694	$3,301,891
Depreciation of real estate assets	1,177,360	1,160,524
Amortization of leasing costs	9,713	11,860
Minority interest	296,098	303,188

Funds from Operations	$4,869,865	$4,777,463

Weighted Average Shares and OP Units Outstanding — Dilutive	8,326,016	8,006,630

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

	Year Ended March 31,
	2007	2008	2009	2010	2011	Thereafter	Total

Fixed rate debt	2,409	2,631	2,795	2,986	3,190	36,118	50,129
Average interest rate	6.64	6.64	6.64	6.64	6.64	6.64	—

Variable rate debt	280	322	322	11,276	—	—	12,200
Average interest rate	7.00	5.97	5.97	5.97	—	—	—

The fair value (in thousands) is estimated at $50,150 and $12,200 for fixed rate debt and variable rate debt, respectively
The table above incorporates those exposures that exist as of March 31, 2006; it does not consider those exposures or position, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.
We do not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure.
A 10% adverse change in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $73,000.

Agree Realty Corporation
Part I
ITEM 4. CONTROLS AND PROCEDURES
At December 31, 2005 management identified the following material weaknesses in our internal controls:
•	We lack segregation of duties in the period-end financial reporting process. Our Chief Financial Officer (CFO) is the only employee with any significant knowledge of generally accepted accounting principles. The CFO is also the sole employee in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the preparation of accounting reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.

•	We lack the expertise and resources to ensure complete application of generally accepted accounting principles to non-routine transactions. As a result of this material weakness, we recorded adjustments to our December 31, 2005 consolidated financial statements prior to the issuance of the statements. These adjustments affected other assets, unearned compensation, equity and general and administrative expenses.
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
Based on this evaluation as of March 31, 2006, and due to the material weaknesses in our internal control over financial reporting as described above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Our audit committee has engaged independent third party consultants to perform periodic reviews of our financial reporting closing process.

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

Agree Realty Corporation

/s/ RICHARD AGREE
Richard Agree
President and Chief Executive Officer

/s/ KENNETH R. HOWE
Kenneth R. Howe
Vice-President — Finance and Secretary
(Principal Financial Officer)

Date: May 5, 2006

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer