Form 10-Q
period 2006-06-30
AGREE REALTY CORP
filed 2006-08-08
CIK 917251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Yes ☐      No ☑
As of August 8, 2006 the Registrant had 7,706,846 shares of common stock, $.0001 par value outstanding.

Agree Realty Corporation
Form 10-Q
Index

Agree Realty Corporation
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2006	2005

Assets

Real Estate Investments
Land	$73,035,167	$73,035,167
Buildings	184,802,299	185,032,185
Property under development	1,535,139	264,913

	259,372,605	258,332,265

Less accumulated depreciation	(45,966,004)	(43,771,581)

Net Real Estate Investments	213,406,601	214,560,684

Cash and Cash Equivalents	215,926	5,714,540

Accounts Receivable — Tenants, net of allowance of $20,000 for possible losses for 2006 and 2005	275,354	730,606

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $4,406,244 and $4,344,244	790,036	852,036
Leasing costs, net of accumulated amortization of $641,878 and $621,388	400,458	389,354

Other Assets	1,171,715	1,212,387

	$216,260,090	$223,459,607

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2006	2005

Liabilities and Stockholders’ Equity

Mortgage Payable	$49,526,615	$50,721,920

Notes Payable	12,300,000	17,500,000

Dividends and Distributions Payable	4,097,282	4,089,243

Deferred Revenue	12,448,729	12,793,504

Accrued Interest Payable	286,301	282,080

Accounts Payable
Capital expenditures	667,895	112,687
Operating	631,545	1,300,416

Tenant Deposits	57,196	54,062

Total Liabilities	80,015,563	86,853,912

Minority Interest	5,917,347	5,978,635

Stockholders’ Equity
Common stock, $.0001 par value; 20,000,000 shares authorized, 7,706,846 shares issued and outstanding	772	772
Additional paid-in capital	140,747,759	140,343,759
Deficit	(10,421,351)	(9,717,471)

Total Stockholders’ Equity	130,327,180	130,627,060

	$216,260,090	$223,459,607

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Income (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005

Revenues
Minimum rents	$14,962,673	$14,034,920
Percentage rents	27,285	25,072
Operating cost reimbursements	1,421,429	1,484,235
Other income	28,481	16,633

Total Revenues	16,439,868	15,560,860

Operating Expenses
Real estate taxes	902,165	871,693
Property operating expenses	928,272	1,092,476
Land lease payments	390,930	390,930
General and administrative	2,072,831	1,753,692
Depreciation and amortization	2,405,835	2,293,775

Total Operating Expenses	6,700,033	6,402,566

Income From Continuing Operations	9,739,835	9,158,294

Other (Expense)
Interest expense, net	(2,292,215)	(2,027,884)

Income Before Minority Interest and Discontinued Operations	7,447,620	7,130,410

Minority Interest	598,791	587,552

Income Before Discontinued Operations	6,848,829	6,542,858

Income From Discontinued Operations, net of minority interest of $24,943	—	277,603

Net Income	$6,848,829	$6,820,461

Basic Earnings Per Share
Income before discontinued operations	$.90	$.87
Discontinued operations	—	.04

Earnings Per Share — Basic	$.90	$.91

Earnings Per Share — Dilutive	$.89	$.91

Cash Dividends Declared Per Common Share	$.98	$.98

Weighted Average Number of Common Shares Outstanding — Basic	7,605,496	7,503,744

Weighted Average Number of Common Shares Outstanding — Dilutive	7,660,300	7,504,333

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2006	June 30, 2005

Revenues
Minimum rents	$7,430,230	$6,982,711
Percentage rents	13,214	6,368
Operating cost reimbursements	709,804	730,814
Other income	14,122	16,636

Total Revenues	8,167,370	7,736,529

Operating Expenses
Real estate taxes	461,889	431,265
Property operating expenses	381,144	471,693
Land lease payments	195,465	195,465
General and administrative	1,021,874	833,921
Depreciation and amortization	1,203,522	1,154,836

Total Operating Expenses	3,263,894	3,087,180

Income From Continuing Operations	4,903,476	4,649,349

Other (Expense)
Interest expense, net	(1,138,648)	(973,546)

Income Before Minority Interest and Discontinued Operations	3,764,828	3,675,803

Minority Interest	302,693	297,019

Income Before Discontinued Operations	3,462,135	3,378,784

Income From Discontinued Operations, net of minority interest of $12,288	—	139,788

Net Income	$3,462,135	$3,518,572

Basic Earnings Per Share
Income before discontinued operations	$.46	$.44
Discontinued operations	—	.02

Earnings Per Share — Basic	$.46	$.46

Earnings Per Share — Dilutive	$.45	$.46

Cash Dividend Declared Per Common Share	$.49	$.49

Weighted Average Number of Common Shares Outstanding — Basic	7,605,496	7,674,069

Weighted Average Number of Common Shares Outstanding — Dilutive	7,661,478	7,675,583

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statement of Stockholders’ Equity (Unaudited)

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital	Deficit

Balance, January 1, 2006	7,706,846	$772	$140,343,759	$(9,717,471)

Vesting of restricted stock	—	—	404,000	—

Dividends declared for the period January 1, 2006 to June 30, 2006	—	—	—	(7,552,709)

Net income for the period January 1, 2006 to June 30, 2006	—	—	—	6,848,829

Balance, June 30, 2006	7,706,846	$772	$140,747,759	$(10,421,351)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005

Cash Flows From Operating Activities
Net income	$6,848,829	$6,820,461
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,381,569	2,360,015
Amortization	86,266	103,954
Stock-based compensation	404,000	326,000
Minority interests	598,791	612,495
Decrease in accounts receivable	455,252	346,405
Decrease (Increase) in other assets	6,347	103,259
Decrease in accounts payable	(668,871)	(762,014)
Decrease in deferred revenue	(344,775)	(344,775)
Increase (decrease) in accrued interest	4,221	(165,414)
Increase (decrease) in tenant deposits	3,134	(5,332)

Net Cash Provided By Operating Activities	9,774,763	9,395,054

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $58,000 in 2006 and $272,000 in 2005)	(529,042)	(3,528,133)

Net Cash Used In Investing Activities	(529,042)	(3,528,133)

Cash Flows From Financing Activities
Net proceeds from the issuance of common stock	—	31,456,529
Payments of mortgages payable	(1,195,305)	(1,133,838)
Dividends and limited partners’ distributions paid	(8,204,749)	(7,600,1480
Line-of-credit net borrowings (payments)	(5,200,000)	(28,400,000)
Repayments of capital expenditure payables	(112,687)	(239,8560
Redemption of restricted stock	—	(126,760)
Payment of leasing costs	(31,594)	(179,395)

Net Cash Provided By (Used In) Financing Activities	(14,744,335)	(6,223,468)

Net Decrease In Cash and Cash Equivalents	(5,498,614)	(356,547)
Cash and Cash Equivalents, beginning of period	5,714,540	587,524

Cash and Cash Equivalents, end of period	$215,926	$230,977

Agree Realty Corporation
Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005

Supplemental Disclosure of Cash flow Information
Cash paid for interest (net of amounts capitalized)	$2,226,088	$2,117,298

Supplemental Disclosure of Non-Cash Transactions
Dividends and limited partners’ distributions declared and unpaid	$4,097,282	$4,089,596
Shares issued under Stock Incentive Plan	$—	$1,278,850
Real estate investments financed with accounts payable	$667,895	$1,059,034

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Notes to Consolidated Financial Statements

1.	Basis of Presentation	The accompanying unaudited consolidated financial statements for the three months and six months ended June 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

2.	Discontinued Operations	During November 2005, we completed the sale of a shopping center for approximately $8.8 million. The shopping center was anchored by Kmart Corporation and Roundy’s Foods and was located in Iron Mountain, Michigan. The results of operations for this property is presented as discontinued operations in our Consolidated Statements of Income.

The aggregate revenues from this property were $528,473 for the six months ended June 30, 2005. The expenses for this property were $250,870, including minority interest charges of $24,943, for the six months ended June 30, 2005.

The aggregate revenues from this property were $257,035 for the three months ended June 30, 2005. The expenses for this property were $117,247, including minority interest charges of $12,288 for the three months ended June 30, 2005.

3.	Equity Transactions	On January 25, 2005, we completed an offering of 1,000,000 shares of common stock at $28.28 per share; on February 7, 2005 the underwriter exercised its over allotment option for an additional 150,000 shares at the same per share price (collectively, the 2005 Offering). The net proceeds from the 2005 Offering of approximately $31.5 million were used to repay amounts outstanding under our credit facility.

4.	Stock Based Compensation	On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (R), Share-Based Payments (SFAS 123R), under the modified prospective method. Under the modified prospective method, compensation cost is recognized for all awards granted after the adoption of this standard and for the unvested portion of previously granted awards that are outstanding as of that date. In accordance with SFAS 123R, we will estimate fair value of restricted stock and stock option grants at the date of grant and amortize those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

Agree Realty Corporation
Notes to Consolidated Financial Statements

4.	Stock Based Compensation (continuted)	Adoption of SFAS 123R did not have an impact on our earnings from continuing operations, net earnings, cash flow from operations, cash flow from financing activities and basic and diluted earnings per share for the quarter ended June 30, 2006.

As of June 30, 2006, there was $2,390,738 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.53 years. We used a 0% discount factor and forfeiture rate for determining the fair value of restricted stock. The forfeiture rate was based on historical results and trends and we do not consider discount rates to be material.

5.	Earnings Per Share	Earnings per share has been computed by dividing the net income by the weighted average number of common shares outstanding. The per share amounts reflected in the consolidated statements of income are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 Earnings per Share.

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Six Months Ended June 30,
	2006	2005
Weighted average number of common shares outstanding	7,706,846	7,503,744
Unvested restricted stock	(101,350)	—

Weighted average number of common shares outstanding used in basic earnings per share	7,605,496	7,503,744

Weighted average number of common shares outstanding used in basic earnings per share	7,605,496	7,503,744
Effect of dilutive securities:
Restricted stock	52,961	—
Common stock options	1,843	589

Weighted average number of common shares outstanding used in diluted earnings per share	7,660,300	7,504,333

	Three Months Ended June 30,
	2006	2005
Weighted average number of common shares outstanding	7,706,846	7,674,069
Unvested restricted stock	(101,350)	—

Weighted average number of common shares outstanding used in basic earnings per share	7,605,496	7,674,069

Weighted average number of common shares outstanding used in basic earnings per share	7,605,496	7,674,069
Effect of dilutive securities:
Restricted stock	54,094	—
Common stock options	1,888	1,514

Weighted average number of common shares outstanding used in diluted earnings per share	7,661,478	7,675,583

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
Overview
We were established to continue to operate and expand the retail property business of our predecessor. We commenced operations in April 1994. Our assets are held by, and all operations are conducted through, Agree Limited Partnership (the Operating Partnership), of which Agree Realty Corporation is the sole general partner and held a 91.96% interest as of June 30, 2006. We are operating so as to qualify as a real estate investment trust (REIT) for federal income tax purposes.
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
We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, estimating expected forfeiture rates, estimating expected stock volatility, estimating the expected term, estimating expected risk-free interest rates and determining illiquidity discount rates. If actual results differ significantly from these estimates and we materially change our estimates, stock-based compensation expense and our results of operations could be materially impacted.
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the Code), commencing with our 1994 tax year. As a result, we are not subject to federal income taxes on the amount of our distributions, provided we distribute annually at least 90% of our taxable income to our stockholders and satisfy certain other requirements defined in the Code. Accordingly, no provision was made for federal income taxes in the accompanying consolidated financial statements.
Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005
Minimum rental income increased $928,000, or 7%, to $14,963,000 in 2006, compared to $14,035,000 in 2005. The increase was the result of an increase of $878,000 from the development and acquisition of six properties in 2005 and net rental increases of $50,000 from existing tenants.
Percentage rental income remained relatively constant at $27,000 in 2006 and $25,000 in 2005.
Operating Cost Reimbursements decreased $(63,000), or 4%, to $1,421,000 in 2006, compared to $1,484,000 in 2005. Operating cost reimbursements decreased due to the net decrease in property operating expenses as explained below.
Other income increased $12,000, to $29,000 in 2006, compared to $17,000 in 2005. The increase was the result of management fees earned by us during 2006.
Real estate taxes increased $30,000, or 3%, to $902,000 in 2006, compared to $872,000 in 2005. The increase is the result of general assessment adjustments.

Agree Realty Corporation
Part I
Property operating expenses (shopping center maintenance, insurance and utilities) decreased $(164,000), or 15%, to $928,000 in 2006 compared to $1,092,000 in 2005. The decrease was the result of decreased snow removal costs of ($103,000); a decrease in shopping center maintenance costs of $(22,000); a decrease in utility costs of $(2,000); and a decrease in insurance costs of $(37,000) in 2006 versus 2005.
Land lease payments remained constant at $391,000 in 2006 and 2005.
General and administrative expenses increased by $319,000, or 18%, to $2,073,000 in 2006, compared to $1,754,000 in 2005. The increase was the result of increased compensation related expenses as a result of salary increases and the addition of employees of $222,000, increased professional fees and general taxes of $223,000; a decrease in contracted services to investigate Florida development opportunities of $(187,000) and increased property related expenses of $61,000. General and administrative expenses as a percentage of total rental income increased from 12.5% for 2005 to 13.8% for 2006.
Depreciation and amortization increased $112,000, or 5%, to $2,406,000 in 2006, compared to $2,294,000 in 2005. The increase was the result of the development and acquisition of six properties in 2005.
Interest expense increased $264,000, or 13%, to $2,292,000 in 2006, from $2,028,000 in 2005. The increase in interest expense resulted from increased borrowings to fund the development and acquisition of six properties in 2005, as well as overall interest rate increases.
Our income before minority interest and discontinued operations increased $318,000, or 4%, to $7,448,000 in 2006 from $7,130,000 in 2005 as a result of the foregoing factors.
Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005
Minimum rental income increased $447,000, or 6%, to $7,430,000 in 2006, compared to $6,983,000 in 2005. The increase was the result of an increase of $439,000 from the development and acquisition of six properties in 2005 and net rental increases of $9,000 from existing tenants.
Percentage rental income increased $7,000, to $13,000 in 2006 compared to $6,000 in 2005. The increase was the result of increased tenant sales.
Operating Cost Reimbursements decreased $21,000, or 3%, to $710,000 in 2006, compared to $731,000 in 2005. Operating cost reimbursements decreased due to the net decrease in property operating expenses as explained below.
Other income remained relatively constant at $14,000 in 2006 and $17,000 in 2005.
Real estate taxes increased $31,000, or 7%, to $462,000 in 2006, compared to $431,000 in 2005. The increase is the result of general assessment adjustments.

Agree Realty Corporation
Part I
Property operating expenses (shopping center maintenance, insurance and utilities) decreased $91,000, or 19%, to $381,000 in 2006 compared to $472,000 in 2005. The decrease was the result of decreased snow removal costs of $(16,000); a decrease in shopping center maintenance costs of $(69,000); a decrease in utility costs of $(2,000); and a decrease in insurance costs of $(4,000) in 2006 versus 2005.
Land lease payments remained constant at $195,000 in 2006 and 2005.
General and administrative expenses increased by $188,000, or 23%, to $1,022,000 in 2006, compared to $834,000 in 2005. The increase was the result of increased compensation related expenses as a result of salary increases and the addition of employees of $96,000, increased general taxes of $75,000, decreased contracted services to investigate Florida development opportunities of $(48,000) and increased property related expenses of $65,000. General and administrative expenses as a percentage of total rental income increased from 11.9% for 2005 to 13.7% for 2006.
Depreciation and amortization increased $49,000, or 4%, to $1,204,000 in 2006, compared to $1,155,000 in 2005. The increase was the result of the development and acquisition of six properties in 2005.
Interest expense increased $165,000, or 17%, to $1,139,000 in 2006, from $974,000 in 2005. The increase in interest expense resulted from increased borrowings to fund the development and acquisition of six properties in 2005, as well as overall interest rate increases.
Our income before minority interest and discontinued operations increased $89,000, or 2%, to $3,765,000 in 2006 from $3,676,000 in 2005 as a result of the foregoing factors.
Liquidity and Capital Resources
Our principal demands for liquidity are distributions to our stockholders, debt repayment, development of new properties and future property acquisitions.
During the quarter ended June 30, 2006, we declared a quarterly dividend of $.49 per share. The dividend was paid on July 13, 2006, to holders of record on June 30, 2006.
As of June 30, 2006, we had total mortgage indebtedness of $49,526,615 with a weighted average interest rate of 6.64%. Future scheduled annual maturities of mortgages payable for the years ending June 30 are as follows: 2007 — $2,448,858; 2008 — $2,669,808; 2009 — $2,841,953; 2010 - $3,035,713 and 2011 — $3,242,719. This mortgage debt is all fixed rate debt.
In addition, the operating partnership has in place a $50 million credit facility with LaSalle Bank, as the agent (Credit Facility), which we guarantee. The Credit Facility matures in November 2006 and can be extended at our option for an additional three years. During the three year extension period, we will have no further ability to borrow under this facility and will be required to repay a portion of the unpaid principal on a quarterly basis. Advances under the Credit Facility bear interest within a range of one month to six month LIBOR plus 150 basis points to 213 basis points or the

Agree Realty Corporation
Part I
bank’s prime rate, at our option, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of our properties which are not otherwise encumbered and properties to be acquired or developed. As of June 30, 2006 $12,000,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 6.78%.
We also have in place a $5 million line of credit (Line of Credit), which matures in November, 2006 and which we expect to extend for an additional one year period. The Line of Credit bears interest at the lender’s prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at our option. The purpose of the Line of Credit is to provide us working capital and fund land options and start-up costs associated with new projects. As of June 30, 2006 $300,000 was outstanding under the line of credit with a weighted average interest rate of 7.50%.
The following table outlines our contractual obligations (in thousands) as of June 30, 2006.

	Total	Yr 1	2-3 Yrs	4-5 Yrs	Over 5 Yrs

Mortgages Payable	$49,527	$2,449	$5,512	$6,278	$35,288
Notes Payable	12,300	460	640	11,200	—
Land Lease Obligation	13,244	768	1,535	1,547	9,394
Other Long-Term Liabilities	—	—	—	—	—

Total	$75,071	$3,677	$7,687	$19,025	$44,682

We have one development project under construction that will add an additional 14,820 square feet of GLA to our portfolio. One project is expected to be completed during the third quarter of 2006. Additional funding required to complete the projects are estimated to be $1,400,000 and will come from the Credit Facility.
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

Agree Realty Corporation
Part I
Inflation
Our leases generally contain provisions designed to mitigate the adverse impact of inflation on net income. These provisions include clauses enabling us to pass through to tenants certain operating costs, including real estate taxes, common area maintenance, utilities and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. Certain of our leases contain clauses enabling us to receive percentage rents based on tenants’ gross sales, which generally increase as prices rise, and, in certain cases, escalation clauses, which generally increase rental rates during the terms of the leases. In addition, expiring tenant leases permit us to seek increased rents upon re-lease at market rates if rents are below the then existing market rates.
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
The following tables illustrate the calculation of FFO for the six months and three months ended June 30, 2006 and 2005:

Six Months Ended June 30,	2006	2005

Net income	$6,848,829	$6,820,461
Depreciation of real estate assets	2,354,796	2,353,771
Amortization of leasing costs	20,490	24,178
Minority interest	598,791	612,495

Funds from Operations	$9,822,906	$9,792,905

Weighted Average Shares and OP Units Outstanding — Dilutive	8,333,847	8,177,880

Agree Realty Corporation
Part I

Three Months Ended June 30,	2006	2005

Net income	$3,462,135	$3,518,570
Depreciation of real estate assets	1,177,436	1,175,247
Amortization of leasing costs	10,777	12,318
Minority interest	302,693	309,307

Funds from Operations	$4,953,041	$5,015,442

Weighted Average Shares and OP Units Outstanding — Dilutive	8,335,025	8,349,130

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

	Year Ended June 30,
	2007	2008	2009	2010	2011	Thereafter	Total

Fixed rate debt	2,449	2,670	2,842	3,036	3,243	35,287	49,527
Average interest rate	6.64	6.64	6.64	6.64	6.64	6.64	—

Variable rate debt	380	320	320	11,280	—	—	12,300
Average interest rate	7.00	6.78	6.78	6.78	—	—	—

The fair value (in thousands) is estimated at $49,500 and $12,300 for fixed rate debt and variable rate debt, respectively

Agree Realty Corporation
Part I
The table above incorporates those exposures that exist as of June 30, 2006; it does not consider those exposures or position, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.
We do not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure.
A 10% adverse change in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $84,000.
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
Based on this evaluation as of June 30, 2006, and due to the material weaknesses in our internal control over financial reporting as described above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Our audit committee has engaged independent third party consultants to perform periodic reviews of our financial reporting closing process.

Agree Realty Corporation
Part II
Part II–Other Information
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
We do not have material changes to our risk factors set forth under Item 1A of Part I of our most recently filed Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
On May 8, 2006, we held our annual meeting of stockholders. The following were the results of the meeting:
The stockholders elected Richard Agree and Michael Rotchford as Directors until the annual meeting of stockholders in 2006 or until a successor is elected and qualified.

The vote was as follows:	Richard Agree	Michael Rotchford
Votes cast for	7,013,396	6,987,178
Votes withheld	96,155	122,373
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

Agree Realty Corporation

/s/ RICHARD AGREE
Richard Agree
President and Chief Executive Officer

/s/ KENNETH R. HOWE
Kenneth R. Howe
Vice-President — Finance and Secretary
(Principal Financial Officer)

Date: August 8, 2006

Agree Realty Corporation
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