Form 10-Q
period 2006-09-30
AGREE REALTY CORP
filed 2006-11-07
CIK 917251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Yes ☐      No ☑
As of November 7, 2006 the Registrant had 7,716,646 shares of common stock, $.0001 par value outstanding.

Agree Realty Corporation
Form 10-Q

Agree Realty Corporation
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2006	2005

Assets

Real Estate Investments
Land	$74,033,627	$73,035,167
Buildings	186,408,296	185,032,185
Property under development	2,767,460	264,913

	263,209,383	258,332,265

Less accumulated depreciation	(47,149,548)	(43,771,581)

Net Real Estate Investments	216,059,835	214,560,684

Cash and Cash Equivalents	164,292	5,714,540

Accounts Receivable — Tenants, net of allowance of $20,000 for possible losses for 2006 and 2005	405,447	730,606

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $4,437,244 and $4,344,244	759,036	852,036
Leasing costs, net of accumulated amortization of $653,629 and $621,388	420,820	389,354
Other Assets	802,745	1,212,387

	$218,612,175	$223,459,607

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2006	2005

Liabilities and Stockholders’ Equity

Mortgage Payable	$48,914,021	$50,721,920

Notes Payable	15,650,000	17,500,000

Dividends and Distributions Payable	4,110,764	4,089,243

Deferred Revenue	12,276,342	12,793,504

Accrued Interest Payable	302,184	282,080

Accounts Payable
Capital expenditures	864,778	112,687
Operating	278,137	1,300,416

Tenant Deposits	60,140	54,062

Total Liabilities	82,456,366	86,853,912

Minority Interest	5,885,109	5,978,635

Stockholders’ Equity
Common stock, $.0001 par value; 20,000,000 shares authorized, 7,716,646 and 7,706,846 shares issued and outstanding	772	772
Additional paid-in capital	141,066,309	140,343,759
Deficit	(10,796,381)	(9,717,471)

Total Stockholders’ Equity	130,270,700	130,627,060

	$218,612,175	$223,459,607

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Income (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005

Revenues
Minimum rents	$22,415,582	$21,096,534
Percentage rents	40,891	39,299
Operating cost reimbursements	2,060,329	2,097,318
Other income	37,026	24,033

Total Revenues	24,553,828	23,257,184

Operating Expenses
Real estate taxes	1,351,988	1,315,800
Property operating expenses	1,317,509	1,434,459
Land lease payments	586,395	586,395
General and administrative	3,078,733	2,665,207
Depreciation and amortization	3,618,495	3,461,429

Total Operating Expenses	9,953,120	9,463,290

Income From Continuing Operations	14,600,708	13,793,894

Other (Expense)
Interest expense, net	(3,449,164)	(3,056,760)

Income Before Minority Interest and Discontinued Operations	11,151,544	10,737,134

Minority Interest	(896,588)	(878,644)

Income Before Discontinued Operations	10,254,956	9,858,490

Income From Discontinued Operations, net of minority interest of $37,060	—	415,997

Net Income	$10,254,956	$10,274,487

Basic Earnings Per Share
Income before discontinued operations	$1.35	$1.30
Discontinued operations	—	.06

Earnings Per Share — Basic	$1.35	$1.36

Earnings Per Share — Dilutive	$1.34	$1.36

Cash Dividends Declared Per Common Share	$1.47	$1.47

Weighted Average Number of Common Shares Outstanding — Basic	7,603,837	7,559,973

Weighted Average Number of Common Shares Outstanding — Dilutive	7,666,366	7,560,318

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2006	September 30, 2005

Revenues
Minimum rents	$7,452,909	$7,061,614
Percentage rents	13,606	14,227
Operating cost reimbursements	638,900	613,083
Other income	8,545	7,398

Total Revenues	8,113,960	7,696,322

Operating Expenses
Real estate taxes	449,823	444,107
Property operating expenses	389,237	341,983
Land lease payments	195,465	195,465
General and administrative	1,005,902	911,515
Depreciation and amortization	1,212,660	1,167,652

Total Operating Expenses	3,253,087	3,060,722

Income From Continuing Operations	4,860,873	4,635,600

Other (Expense)
Interest expense, net	(1,156,949)	(1,028,876)

Income Before Minority Interest and Discontinued Operations	3,703,924	3,606,724

Minority Interest	(297,797)	(291,063)

Income Before Discontinued Operations	3,406,127	3,315,661

Income From Discontinued Operations, net of minority interest of $12,146	—	138,365

Net Income	$3,406,127	$3,454,026

Basic Earnings Per Share
Income before discontinued operations	$.45	$.43
Discontinued operations	—	.02

Earnings Per Share — Basic	$.45	$.45

Earnings Per Share — Dilutive	$.44	$.45

Cash Dividend Declared Per Common Share	$.49	$.49

Weighted Average Number of Common Shares Outstanding — Basic	7,607,808	7,670,598

Weighted Average Number of Common Shares Outstanding — Dilutive	7,672,549	7,672,290

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statement of Stockholders’ Equity (Unaudited)

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital	Deficit

Balance, January 1, 2006	7,706,846	$772	$140,343,759	$(9,717,471)

Issuance of shares under the Equity Incentive Plan	9,800	—	95,550	—

Vesting of restricted stock	—	—	627,000	—

Dividends declared for the period January 1, 2006 to September 30, 2006	—	—	—	(11,333,866)

Net income for the period January 1, 2006 to September 30, 2006	—	—	—	10,254,956

Balance, September 30, 2006	7,716,646	$772	$141,066,309	$(10,796,381)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005

Cash Flows From Operating Activities
Net income	$10,254,956	$10,274,487
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,580,590	3,560,786
Amortization	130,905	155,931
Stock-based compensation	627,000	490,760
Minority interests	896,588	915,704
Gain on sale of assets	—	(6,397)
Decrease in accounts receivable	325,159	474,406
Decrease in other assets	357,952	208,995
Decrease in accounts payable	(1,022,279)	(1,081,225)
Decrease in deferred revenue	(517,162)	(517,162)
Increase (decrease) in accrued interest	20,104	(57,146)
Increase (decrease) in tenant deposits	6,078	(4,399)

Net Cash Provided By Operating Activities	14,659,891	14,414,740

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $111,000 in 2006 and $390,000 in 2005)	(4,168,937)	(5,397,651)
Net proceeds from the sale of assets	—	1,176,263

Net Cash Used In Investing Activities	(4,168,937)	(4,221,388)

Cash Flows From Financing Activities
Net proceeds from the issuance of common stock	95,550	31,456,414
Payments of mortgages payable	(1,807,899)	(1,657,528)
Dividends and limited partners’ distributions paid	(12,302,459)	(11,690,002)
Line-of-credit net borrowings (payments)	(1,850,000)	(28,000,000)
Repayments of capital expenditure payables	(112,687)	(393,711)
Redemption of restricted stock	—	(126,760)
Payment of leasing costs	(63,707)	(179,395)

Net Cash Provided By (Used In) Financing Activities	(16,041,202)	(10,590,982)

Net Decrease In Cash and Cash Equivalents	(5,550,248)	(397,630)
Cash and Cash Equivalents, beginning of period	5,714,540	587,524

Cash and Cash Equivalents, end of period	$164,292	$189,894

Agree Realty Corporation
Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended	Six Months Ended
	September 30, 2006	September 30, 2005

Supplemental Disclosure of Cash flow Information
Cash paid for interest (net of amounts capitalized)	$3,337,297	$2,999,907

Supplemental Disclosure of Non-Cash Transactions
Dividends and limited partners’ distributions declared and unpaid	$4,110,764	$4,088,262
Shares issued under Stock Incentive Plan	$149,989	$1,162,070
Real estate investments financed with accounts payable	$864,778	$418,057

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Notes to Consolidated Financial Statements

1. Basis of Presentation	The accompanying unaudited consolidated financial statements for the three months and nine months ended September 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

2. Discontinued Operations	During November 2005, we completed the sale of a shopping center for approximately $8.8 million. The shopping center was anchored by Kmart Corporation and Roundy’s Foods and was located in Iron Mountain, Michigan. The results of operations for this property is presented as discontinued operations in our Consolidated Statements of Income.

The aggregate revenues from this property were $785,308 for the nine months ended September 30, 2005. The expenses for this property were $369,311, including minority interest charges of $37,060, for the nine months ended September 30, 2005.

The aggregate revenues from this property were $256,835 for the three months ended September 30, 2005. The expenses for this property were $118,470, including minority interest charges of $12,146 for the three months ended September 30, 2005.

3. Equity Transactions	On January 25, 2005, we completed an offering of 1,000,000 shares of common stock at $28.28 per share; on February 7, 2005 the underwriter exercised its over allotment option for an additional 150,000 shares at the same per share price (collectively, the 2005 Offering). The net proceeds from the 2005 Offering of approximately $31.5 million were used to repay amounts outstanding under our credit facility.

4. Stock Based Compensation	On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (R), Share-Based Payments (SFAS 123R), under the modified prospective method. Under the modified prospective method, compensation cost is recognized for all awards granted after the adoption of this standard and for the unvested portion of previously granted awards that are outstanding as of that date. In accordance with SFAS 123R, we will estimate fair value of restricted stock and stock option grants at the date of grant and amortize those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

Agree Realty Corporation
Notes to Consolidated Financial Statements

4. Stock Based Compensation (continued)	Adoption of SFAS 123R did not have an impact on our earnings from continuing operations, net earnings, cash flow from operations, cash flow from financing activities and basic and diluted earnings per share for the quarter ended September 30, 2006.

As of September 30, 2006, there was $2,317,724 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.55 years. We used a 0% discount factor and forfeiture rate for determining the fair value of restricted stock. The forfeiture rate was based on historical results and trends and we do not consider discount rates to be material.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. On July 21, 2006 the Company granted restricted shares to under the 2005 Equity Incentive Plan. The restricted shares vest over a three-year period based on continued service to the Company. Restricted share activity is summarized as follows:

		Weighted
		Average
	Shares	Grant Date
	Outstanding	Fair Value
Non-vested restricted shares at December 31, 2005	129,440	$26.61
Restricted shares granted	4,900	$30.61
Restricted shares vested	(29,320)	$23.13
Restricted shares forfeited	—	—

Non-vested restricted shares, at September 30, 2006	105,020	$27.76

5. Earnings Per Share	Earnings per share has been computed by dividing the net income by the weighted average number of common shares outstanding. The per share amounts reflected in the consolidated statements of income are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 Earnings per Share.

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

Agree Realty Corporation
Part I

	Nine Months Ended Sep 30,
	2006	2005
Weighted average number of common shares outstanding	7,708,857	7,559,973
Unvested restricted stock	(105,020)	—

Weighted average number of common shares outstanding used in basic earnings per share	7,603,837	7,559,973

Weighted average number of common shares outstanding used in basic earnings per share	7,603,837	7,559,973
Effect of dilutive securities:
Restricted stock	61,244	—
Common stock options	1,285	345

Weighted average number of common shares outstanding used in diluted earnings per share	7,666,366	7,560,318

	Three Months Ended Sep 30,
	2006	2005
Weighted average number of common shares outstanding	7,712,828	7,670,598
Unvested restricted stock	(105,020)	—

Weighted average number of common shares outstanding used in basic earnings per share	7,607,808	7,670,598

Weighted average number of common shares outstanding used in basic earnings per share	7,607,808	7,670,598
Effect of dilutive securities:
Restricted stock	63,394	—
Common stock options	1,347	1,692

Weighted average number of common shares outstanding used in diluted earnings per share	7,672,549	7,672,290

See accompanying accountants’ review report.

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
Overview
We were established to continue to operate and expand the retail property business of our predecessor. We commenced operations in April 1994. Our assets are held by, and all operations are conducted through, Agree Limited Partnership (the Operating Partnership), of which Agree Realty Corporation is the sole general partner and held a 91.97% interest as of September 30, 2006. We are operating so as to qualify as a real estate investment trust (REIT) for federal income tax purposes.
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
In June 2006, the FASB issued an Emerging Issues Task Force (“EITF”) Consensus in Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The consensus includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The consensus states that the presentation of taxes within the scope on either a gross (included in revenues and cots) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (“APB”) Opinion No. 22 “Disclosure of Accounting Policies.” In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The consensus should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The adoption of this consensus is not expected to have a significant impact on our financial position or results of operations.
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

Agree Realty Corporation
Part I
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
Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005
Minimum rental income increased $1,319,000, or 6%, to $22,416,000 in 2006, compared to $21,097,000 in 2005. The increase was the result of an increase of $1,214,000 from the development and acquisition of six properties in 2005 and one property in 2006 and net rental increases of $105,000 from existing tenants.
Percentage rental income remained relatively constant at $41,000 in 2006 and $39,000 in 2005.
Operating Cost Reimbursements decreased $(37,000), or 2%, to $2,060,000 in 2006, compared to $2,097,000 in 2005. Operating cost reimbursements decreased due to the net decrease in property operating expenses as explained below.
Other income increased $13,000, to $37,000 in 2006, compared to $24,000 in 2005. The increase was the result of management fees earned during 2006.
Real estate taxes increased $36,000, or 3%, to $1,352,000 in 2006, compared to $1,316,000 in 2005. The increase is the result of general assessment adjustments.

Agree Realty Corporation
Part I
Property operating expenses (shopping center maintenance, insurance and utilities) decreased $(117,000), or 8%, to $1,318,000 in 2006 compared to $1,435,000 in 2005. The decrease was the result of decreased snow removal costs of $(102,000); an increase in shopping center maintenance costs of $33,000; a decrease in utility costs of $(6,000); and a decrease in insurance costs of $(42,000) in 2006 versus 2005.
Land lease payments remained constant at $586,000 in 2006 and 2005.
General and administrative expenses increased by $414,000, or 16%, to $3,079,000 in 2006, compared to $2,665,000 in 2005. The increase was the result of increased compensation related expenses as a result of salary increases and the addition of employees of $260,000, increased professional fees and general taxes of $332,000, a decrease in contracted services to investigate Florida development opportunities of $(152,000) and decreased property related expenses of $(26,000). General and administrative expenses as a percentage of total rental income increased from 12.6% for 2005 to 13.7% for 2006.
Depreciation and amortization increased $157,000, or 5%, to $3,618,000 in 2006, compared to $3,461,000 in 2005. The increase was the result of the development and acquisition of six properties in 2005 and one property in 2006.
Interest expense increased $392,000, or 13%, to $3,449,000 in 2006, from $3,057,000 in 2005. The increase in interest expense resulted from increased borrowings to fund the development and acquisition of six properties in 2005 and one property in 2006, as well as overall interest rate increases.
Our income before minority interest and discontinued operations increased $415,000, or 4%, to $11,152,000 in 2006 from $10,737,000 in 2005 as a result of the foregoing factors.
Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005
Minimum rental income increased $391,000, or 6%, to $7,453,000 in 2006, compared to $7,062,000 in 2005. The increase was the result of an increase of $335,000 from the development and acquisition of six properties in 2005 and one property in 2006 and net rental increases of $56,000 from existing tenants.
Percentage rental income remained constant at $14,000 in 2006 and 2005.
Operating Cost Reimbursements increased $26,000, or 4%, to $639,000 in 2006, compared to $613,000 in 2005. Operating cost reimbursements increased due to the increase in real estate taxes and property operating expenses as explained below.
Other income remained relatively constant at $9,000 in 2006 and $7,000 in 2005.
Real estate taxes increased $6,000, or 1%, to $450,000 in 2006, compared to $444,000 in 2005. The increase is the result of general assessment adjustments.

Agree Realty Corporation
Part I
Property operating expenses (shopping center maintenance, insurance and utilities) increased $47,000, or 14%, to $389,000 in 2006 compared to $342,000 in 2005. The increase was the result of an increase in shopping center maintenance costs of $56,000; a decrease in utility costs of $(4,000); and a decrease in insurance costs of $(5,000) in 2006 versus 2005.
Land lease payments remained constant at $195,000 in 2006 and 2005.
General and administrative expenses increased by $94,000, or 10%, to $1,006,000 in 2006, compared to $912,000 in 2005. The increase was the result of increased professional fees and general taxes of $108,000, increased contracted services to investigate development opportunities of $35,000 and decreased property related expenses of $(49,000). General and administrative expenses as a percentage of total rental income increased from 12.9% for 2005 to 13.5% for 2006.
Depreciation and amortization increased $45,000, or 4%, to $1,213,000 in 2006, compared to $1,168,000 in 2005. The increase was the result of the development and acquisition of six properties in 2005 and one property in 2006.
Interest expense increased $128,000, or 12%, to $1,157,000 in 2006, from $1,029,000 in 2005. The increase in interest expense resulted from increased borrowings to fund the development and acquisition of six properties in 2005 and one property in 2006, as well as overall interest rate increases.
Our income before minority interest and discontinued operations increased $97,000, or 3%, to $3,704,000 in 2006 from $3,607,000 in 2005 as a result of the foregoing factors.
Liquidity and Capital Resources
Our principal demands for liquidity are distributions to our stockholders, debt repayment, development of new properties and future property acquisitions.
During the quarter ended September 30, 2006, we declared a quarterly dividend of $.49 per share. The dividend was paid on October 12, 2006, to holders of record on September 29, 2006.
As of September 30, 2006, we had total mortgage indebtedness of $48,914,021 with a weighted average interest rate of 6.64%. Future scheduled annual maturities of mortgages payable for the years ending September 30 are as follows: 2007 — $2,489,629; 2008 — $2,709,461; 2009 - $2,889,198; 2010 — $3,086,187 and 2011 — $3,296,646. This mortgage debt is all fixed rate debt.
In addition, the Operating Partnership has in place a $50 million credit facility with LaSalle Bank, as the agent (Credit Facility), which we guarantee. The Credit Facility matures in November 2006 and can be extended at our option for an additional three years. During the three year extension period, we will have no further ability to borrow under this facility and will be required to repay a portion of the unpaid principal on a quarterly basis. Advances under the Credit Facility bear interest within a range of one month to six month LIBOR plus 150 basis points to 213 basis points or the

Agree Realty Corporation
Part I
bank’s prime rate, at our option, based on certain factors such as debt to property value and debt service coverage. The Credit Facility is used to fund property acquisitions and development activities and is secured by most of our properties which are not otherwise encumbered and properties to be acquired or developed. As of September 30, 2006 $12,000,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 6.78%.
We also have in place a $5 million line of credit (Line of Credit), which matures in November 2006 and which we expect to extend for an additional one year period. The Line of Credit bears interest at the lender’s prime rate less 50 basis points or 175 basis points in excess of the one-month LIBOR rate, at our option. The purpose of the Line of Credit is to provide us working capital and fund land options and start-up costs associated with new projects. As of September 30, 2006 $3,650,000 was outstanding under the line of credit with a weighted average interest rate of 7.75%.
The following table outlines our contractual obligations (in thousands) as of September 30, 2006.

	Total	Yr 1	2-3 Yrs	4-5 Yrs	Over 5 Yrs

Mortgages Payable	$48,914	$2,490	$5,598	$6,383	$34,443
Notes Payable	15,650	3,891	644	11,115	—
Land Lease Obligation	13,052	768	1,535	1,547	9,202
Interest Payments on Mortgages and Notes Payable	27,339	4,231	7,461	5,253	10,394
Other Long-Term Liabilities	—	—	—	—	—

Total	$104,955	$11,380	$15,238	$24,298	$54,039

We have two development projects under construction that will add an additional 29,311 square feet of GLA to our portfolio. One project is expected to be completed during the fourth quarter of 2006 and the second project is expected to be completed during the second quarter of 2007. Additional funding required to complete the projects is estimated to be $2,730,000 and will come from the Credit Facility.
We intend to meet our short-term liquidity requirements, including capital expenditures related to the leasing and improvement of the properties, through the cash flow provided by operations and the Line of Credit. We believe that adequate cash flow will be available to fund our operations and pay dividends in accordance with REIT requirements. We may obtain additional funds for future development or acquisitions through other borrowings or the issuance of additional shares of common stock. We intend to incur additional debt in a manner consistent with our policy of maintaining a ratio of total debt (including construction and acquisition financing) to total market capitalization of 65% or less. We believe that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs.
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
The following tables illustrate the calculation of FFO for the nine months and three months ended September 30, 2006 and 2005:

Nine Months Ended September 30,	2006	2005

Net income	$10,254,956	$10,274,487
Depreciation of real estate assets	3,540,228	3,521,149
Amortization of leasing costs	32,241	36,267
Gain on sale of fixed asset	—	(6,397)
Minority interest	896,588	915,704

Funds from Operations	$14,724,013	$14,741,210

Weighted Average Shares and OP Units Outstanding — Dilutive	8,339,913	8,233,865

Agree Realty Corporation
Part I

Three Months Ended September 30,	2006	2005

Net income	$3,406,127	$3,454,026
Depreciation of real estate assets	1,185,432	1,185,378
Amortization of leasing costs	11,751	12,089
Gain on sale of fixed asset	—	(6,397)
Minority interest	297,797	303,209

Funds from Operations	$4,901,107	$4,948,305

Weighted Average Shares and OP Units Outstanding — Dilutive	8,346,096	8,345,837

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

	Year Ended September 30,
	2007	2008	2009	2010	2011	Thereafter	Total

Fixed rate debt	2,490	2,709	2,889	3,086	3,297	34,443	48,914
Average interest rate	6.64	6.64	6.64	6.64	6.64	6.64	—

Variable rate debt	3,891	322	322	11,115	—	—	15,650
Average interest rate	7.25	6.78	6.78	6.78	—	—	—

The fair value (in thousands) is estimated at $48,900 and $15,650 for fixed rate debt and variable rate debt, respectively

Agree Realty Corporation
Part I
The table above incorporates those exposures that exist as of September 30, 2006; it does not consider those exposures or position, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.
We do not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure.
A 10% adverse change in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $110,000.
ITEM 4. CONTROLS AND PROCEDURES
At December 31, 2005, management identified the following material weaknesses in our internal controls:
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
Based on this evaluation as of September 30, 2006, and due to the material weaknesses in our internal control over financial reporting as described above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
Agree Realty Corporation

/s/ RICHARD AGREE
Richard Agree
President and Chief Executive Officer

/s/ KENNETH R. HOWE
Kenneth R. Howe
Vice-President — Finance and Secretary
(Principal Financial Officer)

Date: November 7, 2006

Exhibit Index

EX.	DESCRIPTION

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer