Form 10-K
period 2006-12-31
AGREE REALTY CORP
filed 2007-03-14
CIK 917251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended December 31, 2006
Commission File Number 1-12928
AGREE REALTY CORPORATION
(Exact name of Registrant as specified in its charter)

Maryland	38-3148187
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer identification No.)

31850 Northwestern Highway Farmington Hills, Michigan 48334	(248) 737-4190 (Registrant’s telephone number, Including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	New York Stock Exchange
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
YES ☑       NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                      Accelerated filer ☑                      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was approximately $261,801,558 as of June 30, 2006, based on the closing price of $33.97 on the NYSE on that date.
At February 28, 2007, there were 7,750,496 shares of Common Stock, $.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III, Items 10-13 is to be incorporated by reference from the definitive proxy statement for our May 2007 Annual Meeting of Stockholders and which is to be filed with the Commission not later than 120 days after December 31, 2006.

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
     Forward-looking statements, which are generally prefaced by the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar terms, are subject to known and unknown risks, uncertainties and other facts that may cause our actual results or performance to differ materially from those contemplated by the forward-looking statements. Many of those factors are noted in conjunction with the forward-looking statements in the text. Other important factors that could cause our actual results to differ include:
•	Our inability to effect the development or acquisition of properties on favorable terms.

•	The effect of economic conditions. If an economic downturn occurs, any corresponding decrease in disposable income could result in consumers being less willing to purchase goods from our tenants which could adversely affect our financial condition and results of operations. Our financial condition and results of operations could also be adversely affected if our tenants are otherwise unable to make lease payments or fail to renew their leases.

•	Our inability to obtain long-term financing at interest rates that will allow us to offer attractive rental rates to our tenants in order to continue the development or acquisition of retail properties leased to national tenants on a long-term basis.

•	Actions of our competitors. We seek to remain competitive in the development of real estate assets in the markets that we currently serve. With regard to our acquisition of properties, we compete with insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs, many of which have greater resources than we do.

•	Failure to qualify as a REIT. Although we believe that we were organized and have been operating in conformity with the requirements for qualification as a REIT under the Internal Revenue Code, we cannot assure you that we will continue to qualify as a REIT.

•	Changes in government regulations, tax rates and similar matters, For example, changes in real estate and zoning laws, environmental uncertainties and natural disasters could adversely affect our financial condition and results of operations.
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

Item 1. BUSINESS
General
     Agree Realty Corporation is a fully-integrated, self-administered and self-managed real estate investment trust (REIT) focused primarily on the development, acquisition and management of retail properties net leased to national tenants. We were formed in December 1993 to continue and expand the business founded in 1971 by our current President and Chairman, Richard Agree. We specialize in developing retail properties for national tenants who have executed long-term net leases prior to the commencement of construction. As of December 31, 2006, approximately 89% of our annualized base rent was derived from national tenants. All of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses including property taxes, insurance and maintenance. We believe this strategy provides a generally consistent source of income and cash for distributions.
     At December 31, 2006, our portfolio consisted of 60 properties, located in 15 states containing an aggregate of approximately 3.4 million square feet of gross leasable area (GLA). As of December 31, 2006, our portfolio included 48 freestanding net leased properties and 12 community shopping centers that were 99.7% leased with a weighted average lease term of approximately 11.5 years. As of December 31, 2006, approximately 67% of our annualized base rent was derived from our top three tenants: Borders Group, Inc. (Borders) — 32%, Walgreen Co. (Walgreen) — 22% and Kmart Corporation (Kmart) — 13%.
     We expect to continue to grow our asset base primarily through the development of retail properties that are pre-leased on a long-term basis to national tenants. We believe this development strategy provides attractive returns on investment, without the risks associated with speculative development. Since our initial public offering in 1994, we have developed 47 of our 60 properties, including 35 of our 48 freestanding properties and all 12 of our community shopping centers. As of December 31, 2006, the properties that we developed accounted for 82.3% of our annualized base rent. We focus on development because we believe, based on our historical returns we have been able to achieve, it generally provides us a higher return on investment than the acquisition of similarly located properties. We expect to continue to expand our tenant relationships and diversify our tenant base to include other quality national tenants.
Growth Strategy
     Our growth strategy is to continue to develop retail properties pre-leased on a long-term basis to national tenants. We believe that this strategy produces superior risk adjusted returns. Our development process commences with the identification of a land parcel we believe is situated in an attractive retail location. The location must be in a concentrated retail corridor and have high traffic counts, good visibility and demographics compatible with the needs of a particular retail tenant. After assessing the feasibility of development, we propose to the tenants that we execute long-term net leases for the finished development on that site.
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
Financing Strategy
     The majority of our indebtedness is fixed rate, non-recourse and long-term in nature. Whenever feasible, we enter into long-term financing for our properties to match the underlying long-term leases. As of December 31, 2006, the average weighted maturity of our long-term debt was 13.4 years. We intend to limit our floating rate debt to borrowings under our credit facilities, which are primarily used to finance new development and acquisitions. Once development of a project is completed, we typically refinance this floating rate debt with long-term, fixed rate, non-recourse debt. As of December 31, 2006, our total debt was approximately $68.8 million, consisting of approximately $48.3 million of fixed rate debt at an average interest rate of 6.64% and approximately $20.5 million of floating rate debt, consisting primarily of the credit facilities, at an aggregate weighted average interest rate of

6.35%. We intend to maintain a ratio of total indebtedness (including construction and acquisition financing) to market capitalization of 65% or less.
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
Property Management
     We maintain a proactive leasing and capital improvement program that, combined with the quality and locations of our properties, has made our properties attractive to tenants. We intend to continue to hold our properties for long-term investment and, accordingly, place a strong emphasis on quality construction and an on-going program of regular maintenance. Our properties are designed and built to require minimal capital improvements other than renovations or expansions paid for by tenants. At our 12 community shopping centers properties, we sub-contract on-site functions such as maintenance, landscaping, snow removal and sweeping and the cost of these functions is generally reimbursed by our tenants. Personnel from our corporate headquarters conduct regular inspections of each property and maintain regular contact with major tenants.
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
Agree Limited Partnership
     Our assets are held by, and all of our operations are conducted through, Agree Limited Partnership (Operating Partnership), of which we are the sole general partner and held a 92.00% interest as of December 31, 2006. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership.
Headquarters
     Our headquarters are located at 31850 Northwestern Highway, Farmington Hills, MI 48334 and our telephone number is (248) 737-4190. Our web site address is www.agreerealty.com. Agree Realty Corporation’s SEC filings can be accessed through this site.
Major Tenants
     As of December 31, 2006, approximately 67% of our gross leasable area was leased to Borders, Walgreen, and Kmart and approximately 67% of our total annualized base rents was attributable to these tenants. At December 31, 2006, Borders occupied approximately 29% of our gross leasable area and accounted for approximately 32% of the annualized base rent. At December 31, 2006, Walgreen occupied approximately 8% of our gross leasable area and accounted for approximately 22% of the annualized base rent. At December 31, 2006, Kmart occupied approximately 30% of our gross leasable area and accounted for approximately 13% of the annualized base rent. No other tenant accounted for more than 10% of gross leasable area or annualized base rent in 2006. The loss of any of these anchor tenants or the inability of any of them to pay rent would have an adverse effect on our business.
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
     We conducted Phase I environmental study on the one (1) property we acquired in 2006. The results of this Phase I study indicated that no further action was required. In addition, we have no knowledge of any hazardous substances existing on any of our properties in violation of any applicable laws; however, no assurance can be given that such substances are not located on any of the properties. We carry no insurance coverage for the types of environmental risks described above.
     We believe that we are in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Furthermore, we have not been notified by any governmental authority of any noncompliance, liability or other claim in connection with any of the properties.
Employees
     As of February 28, 2007, we employed eight persons. Employee responsibilities include accounting, construction, leasing, property coordination and administrative functions for the properties. Our employees are not covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory.
Financial Information About Industry Segments
     We are in the business of development, acquisition and management of freestanding net leased properties and community shopping centers. We consider our activities to consist of a single industry segment. See the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
     General
     We rely significantly on three major tenants. As of December 31, 2006, we derived approximately 67% of our annualized base rent from three major tenants, Borders, Walgreen and Kmart. In the event of a default by any of these tenants under their leases, we may experience delays in enforcing our rights as lessor and may incur substantial costs in protecting our investment. The bankruptcy or insolvency of any of the major tenants would likely have a material adverse effect on the properties affected and the income produced by those properties and correspondingly our ability to make distributions.

     In the event that certain tenants cease to occupy a property, although under most circumstances such a tenant would remain liable for its lease payments, such an action may result in certain other tenants having the right to terminate their leases at the affected property, which could adversely affect the future income from that property. As of December 31, 2006, 12 of our properties had tenants with those provisions in their leases.
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
     Risks associated with borrowing, including loss of properties in the event of a foreclosure. At December 31, 2006, our ratio of indebtedness to market capitalization was approximately 23.8%. The use of leverage presents an additional element of risk in the event that (1) the cash flow from lease payments on our properties is insufficient to meet debt obligations, (2) we are unable to refinance our debt obligations as necessary or on as favorable terms or (3) there is an increase in interest rates. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the property could be foreclosed upon with a consequent loss of income and asset value to us. Under the “cross-default” provisions contained in mortgages encumbering some of our properties, our default under a mortgage with a lender would result in our default under mortgages held by the same lender on other properties resulting in multiple foreclosures.
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
     Our portfolio has limited geographic diversification. Our properties are located primarily in the Midwestern United States and Florida. The concentration of our properties in a limited number of geographic regions creates the risk that, should these regions experience an economic downturn, our operations may be adversely affected. Thirty-four of our properties are located in Michigan. Should Michigan experience an economic downturn, our operations and our rentals from our Michigan properties could be adversely affected.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None
ITEM 2. PROPERTIES
     Our properties consist of 48 freestanding net leased properties and 12 community shopping centers, that as of December 31, 2006 were 99.7% leased, with a weighted average lease term of 11.5 years. Approximately 89% of our annualized base rent was attributable to national retailers. Among these retailers are Borders, Walgreen and Kmart which, at December 31, 2006, collectively represented approximately 67% of our annualized base rent. A majority of our properties were built for or are leased to national tenants who require a high quality location with strong retail characteristics. We developed 35 of our 48 freestanding properties and all 12 of our community shopping centers. Five of our freestanding properties were acquired as part of our relationship with Borders. Properties we have developed (including our community shopping centers) account for approximately 82.3% of our annualized base rent as of December 31, 2006. Our 48 freestanding properties are comprised of 47 retail locations and Borders’ corporate headquarters.
     A substantial portion of our income consists of rent received under net leases. Most of the leases provide for the payment of fixed base rentals monthly in advance and for the payment by tenants of a pro rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping center as well as payment to us of a percentage of the tenant’s sales. We received percentage rents of $53,550 $68,071 and $55,955 and for the fiscal years 2006, 2005 and 2004, respectively, and these amounts represented 0.2%, 0.2% and 0.2%, respectively, of our total revenue for these periods. Included in those amounts were percentage rents from Kmart of $13,605, $25,240 and $-0- for fiscal years 2006, 2005 and 2004, respectively. Leases with Borders do not contain percentage rent provisions. Leases with Walgreen do contain percentage rent provisions; however, no percentage rent was received from Walgreen during these periods. Some of our leases require us to make roof and structural repairs, as needed.
Development and Acquisition Summary
     During 2006:
     We acquired one (1) freestanding net leased property that added 11,060 square feet of gross leasable area to our operating portfolio and cost approximately $2.3 million. The property is located in Summit Township, Michigan and is leased to Rite Aid.
     We completed the development of a Walgreen drug store at our community shopping center located in Frankfort, Kentucky. The Walgreen store replaced a vacant Winn Dixie grocery store. The Walgreen store cost approximately $2.6 million.
     We exercised our option to purchase the fee interest in a parcel of land located in Lawrence, Kansas for $980,000. The land was previously leased by us from a private investor.
     We commenced the development of a Walgreen drug store located in Livonia, Michigan. Budgeted cost for this development is approximately $4.4 million and is expected to be completed during the second quarter of 2007.

Major Tenants
     The following table sets forth certain information with respect to our major tenants:

		Annualized Base	Percent of Total
	Number	Rent as of	Annualized Base Rent as
	of Leases	December 31, 2006	of December 31, 2006

Borders	18	$9,861,727	32%
Walgreen	18	6,648,599	22
Kmart	12	3,847,911	13

Total	48	$20,358,237	67%

     Borders Group, Inc., (Borders), trades on the New York Stock Exchange under the symbol “BGP”. Borders, is a leading global retailer of books, music, movies and gift and stationary items. Headquartered in Ann Arbor, Michigan, Borders operates 487 Borders domestic superstores, as well as 61 international Borders stores, approximately 652 Waldenbooks locations and 30 United Kingdom based Books etc. stores. Borders employs more than 34,000 people worldwide. We derive approximately 32% of our annualized base rent as of December 31, 2006 from Borders. Borders has reported that its annual revenues for its 2005 fiscal year ended January 28, 2006 were approximately $4,030,700,000; its annual net income for 2005 was approximately $101,000,000 and its total stockholders’ equity at fiscal year end 2005 was approximately of $927,800,000.
     Walgreen is a leader of the U.S. chain drugstore industry and trades on the New York Stock Exchange under the symbol “WAG”. It operates over 5,461 stores in 47 states and Puerto Rico and has total assets of approximately $17.1 billion as of August 31, 2006. As of January 29, 2007, Walgreen’s long-term debt had a Standard and Poor’s rating of A+ and a Moody’s rating of Aa3. We derive approximately 22% of our annualized base rent as of December 31, 2006 from Walgreen. For its fiscal year ended August 31, 2006, Walgreen reported that its annual net sales were $47,409,000,000 and its annual net income was $1,750,600,000 and that it had shareholders’ equity of $10,115,800,000.
     Kmart is a mass merchandising company that offers customers quality products through a portfolio of exclusive brands and labels. As of January 28, 2006, Kmart operated a total of 1,416 stores across 49 states, Guam, Puerto Rico and the U.S. Virgin Islands. Kmart is a wholly-owned subsidiary of Sears Holdings Corporation (Sears). Sears is a broadline retailer with approximately 2,300 full-line and 1,100 specialty retail stores in the United States operating through Kmart and Sears and 380 full-line and specialty stores in Canada operating through Sears Canada, Inc. (Sears Canada), a 70%-owned subsidiary. We derive approximately 12% of our annualized base rent as of December 31, 2006 from Kmart. As of October 28, 2006, Sears had total assets of $30,469,000,000, total liabilities of $18,845,000,000 and shareholders equity of $11,624,000,000. All of our Kmart properties are in the traditional Kmart format and these Kmart properties average 85,000 square feet per property.
     The financial information set forth above with respect to Borders, Walgreen and Kmart was derived from the annual reports on Form 10-K filed by Borders and Walgreen with the SEC with respect to their 2005 fiscal years and the quarterly report on form 10-Q filed by Sears Holdings Corporation with the SEC with respect to the third quarter of 2006. Additional information regarding Borders, Walgreen or Kmart may be found in their respective public filings. These filings can be accessed at www.sec.gov
Location of Properties in the Portfolio

	Number	Total Gross
	of	Leasable Area	Percent of GLA Leased on
State	Properties	(Sq. feet)	December 31, 2006

California	1	38,015	100%
Florida	4	258,793	100
Indiana	1	15,844	100
Illinois	1	20,000	100
Kansas	2	45,000	100
Kentucky	1	116,212	100
Maryland	2	53,000	100
Michigan	34	2,035,304	99
Nebraska	2	55,000	100
New Jersey	1	10,118	100
New York	2	27,626	100
Ohio	1	21,000	100
Oklahoma	4	99,282	100
Pennsylvania	1	37,004	100
Wisconsin	3	523,036	99

Total/Average	60	3,355,234	99%

Lease Expirations
     The following table shows lease expirations for the next 10 years for our community shopping centers and wholly-owned freestanding properties, assuming that none of the tenants exercise renewal options.

		December 31, 2006
		Gross Leasable Area		Annualized Base Rent
	Number
	of Leases	Square	Percent		Percent
Expiration Year	Expiring	Footage	Of Total	Amount	Of Total

2007	5	24,300	.7%	$178,399	.6%
2008	27	313,925	9.4%	1,396,808	4.6%
2009	20	193,326	5.8%	973,978	3.2%
2010	20	328,035	9.8%	2,031,328	6.7%
2011	25	231,524	6.9%	1,644,262	5.4%
2012	10	58,260	1.7%	513,016	1.7%
2013	1	51,868	1.6%	492,746	1.6%
2014	3	172,958	5.2%	824,206	2.7%
2015	11	730,525	21.8%	5,075,265	16.7%
2016	5	80,945	2.4%	1,664,513	5.5%

Thereafter	41	1,158,948	34.7%	15,628,821	51.3%

Total	168	3,344,614	100.0%	$30,423,342	100.0%

     We have made preliminary contact with the five (5) tenants whose leases expire in 2007. Of those tenants, three (3) tenants, at their option, have the right to extend their lease term and two (2) tenants have leases expiring in 2007. We expect all five (5) tenants to extend their leases or enter into lease extensions.

Annualized Base Rent of our Properties
     The following is a breakdown of base rents in place at December 31, 2006 for each type of retail tenant:

		Percent of
	Annualized	Annualized
Type of Tenant	Base Rent	Base Rent
National(1)	$27,125,947	89%
Regional(2)	2,146,579	7
Local	1,150,816	4

Total	$30,423,342	100%

(1)	Includes the following national tenants: Borders, Walgreen, Kmart, Wal-Mart, Eckerd Drugs, Fashion Bug, Rite Aid, JC Penney, Avco Financial, GNC Group, Radio Shack, Sam Goody, Super Value, Maurices, Payless Shoes, Blockbuster Video, Family Dollar, H&R Block, Sally Beauty, Jo Ann Fabrics, Staples, Best Buy, Dollar Tree, TGI Friday’s, Circuit City and Pier 1 Imports.

(2)	Includes the following regional tenants: Roundy’s Foods, Dunham’s Sports, Christopher Banks, Beal’s Department Stores and Hollywood Video.
Freestanding Properties
     Forty-eight (48) of our properties are freestanding properties which at December 31, 2006 were leased to Borders (18), Circuit City Stores (1), Rite Aid (5), Eckerd Drugs (2), Fajita Factory (1), Citizens Bank (1), Kmart (2), Walgreen (17) and Wal-Mart (1). Our freestanding properties provided $20,085,734, or approximately 66.0%, of our annualized base rent as of December 31, 2006, at an average base rent per square foot of $13.00. These properties contain, in the aggregate, 1,492,578 square feet of gross leasable area or approximately 44.5% of our total gross leasable area. Our freestanding properties tend to have high traffic counts, are generally located in densely populated areas and are leased to a single tenant on a long term basis. Thirty-five (35) of our 48 freestanding properties were developed by us. Five (5) of our 48 freestanding properties, although not developed by us, were acquired as part of our relationship with Borders. As of December 31, 2006, our freestanding properties have a weighted average lease term of 14.1 years.
     Our freestanding properties range in size from 4,426 to 458,729 square feet of gross leasable area and are located in the following states: California (1), Florida (3), Indiana (1), Kansas (2), Maryland (2), Michigan (28), Nebraska (2), New Jersey (1), New York (2), Ohio (1), Oklahoma (4) and Pennsylvania (1).
Freestanding Properties

	Year Completed/		Lease Expiration(2)
Tenant/Location	Expanded	Total GLA	(Option expiration)
Borders,(1) Aventura, FL	1996	30,000	Jan 31, 2016 (2036)
Borders, Columbus, OH	1996	21,000	Jan 23, 2016 (2036)
Borders, Monroeville, PA	1996	37,004	Nov 8, 2016 (2036)
Borders, Norman, OK	1996	24,641	Sep 20, 2016 (2036)
Borders, Omaha, NE	1995	30,000	Nov 3, 2015 (2035)
Borders, Santa Barbara, CA	1995	38,015	Nov 17, 2015 (2035)
Borders, Wichita, KS	1995	25,000	Nov 10, 2015 (2035)
Borders, Lawrence, KS	1997	20,000	Oct 16, 2022 (2042)
Borders, Tulsa, OK	1998	25,000	Sep 30, 2018 (2038)
Borders, Oklahoma City, OK	2002	24,641	Nov 17, 2017 (2037)

	Year Completed/		Lease Expiration(2)
Tenant/Location	Expanded	Total GLA	(Option expiration)
Borders, Omaha, NE	2002	25,000	Nov 17, 2017 (2037)
Borders, Indianapolis, IN	2002	15,844	Nov 17, 2017 (2037)
Borders, Columbia, MD	1999	28,000	Oct 16, 2022 (2042)
Borders, Germantown, MD	2000	25,000	Oct 16, 2022 (2042)
Borders Headquarters, Ann Arbor, MI	1996/1998	458,729	Jan 29, 2023 (2043)
Borders, Tulsa, OK	1996	25,000	Sep 30, 2018 (2038)
Borders, Boynton Beach, FL	1996	25,000	July 20, 2024 (2044)
Borders, Ann Arbor, MI	1996	110,000	July 20, 2024 (2044)
Circuit City, Boynton Beach, FL	1996	32,459	Dec 15, 2016 (2036)
Citizens Bank, Flint, MI	2003	4,426	Apr 15, 2023
Eckerd Drugs, Webster, NY	2004	13,813	Feb 24, 2024 (2044)
Eckerd Drugs, Albion, NY	2004	13,813	Oct 12, 2024 (2044)
Fajita Factory, Lansing, MI	2004	Note (3)	Aug 31,2014 (2032)
Kmart, Grayling, MI	1984	52,320	Sep 30, 2009 (2059)
Kmart, Oscoda, MI	1984/1990	90,470	Sep 30, 2009 (2059)
Rite Aid, Canton Twp, MI	2003	11,180	Oct 31, 2019 (2049)
Rite Aid, Roseville, MI	2005	11,060	June 30, 2025 (2050)
Rite Aid, Mt Pleasant, MI	2005	11,095	Nov 30, 2025 (2065)
Rite Aid, N Cape May, NJ	2005	10,118	Nov 30, 2025 (2065)
Rite Aid, Summit Twp, MI	2006	11,060	Oct 31, 2019 (2039)
Sam’s Club, Roseville, MI	2002	Note (4)	Aug 4, 2022 (2082)
Walgreen, Waterford, MI	1997	13,905	Feb 28, 2018 (2058)
Walgreen, Chesterfield, MI	1998	13,686	July 31, 2018 (2058)
Walgreen, Pontiac, MI	1998	13,905	Oct 31, 2018 (2058)
Walgreen, Grand Blanc, MI	1998	13,905	Feb 28, 2019 (2059)
Walgreen, Rochester, MI	1998	13,905	June 30, 2019 (2059)
Walgreen, Ypsilanti, MI	1999	15,120	Dec 31, 2019 (2059)
Walgreen,(1) Petoskey, MI	2000	13,905	Apr 30, 2020 (2060)
Walgreen, Flint, MI	2000	14,490	Dec 31, 2020 (2060)
Walgreen, Flint, MI	2001	15,120	Feb 28, 2021 (2061)
Walgreen, N Baltimore, MI	2001	14,490	Aug 31, 2021 (2061)
Walgreen, Flint, MI	2002	14,490	Apr 30, 2027 (2077)
Walgreen, Big Rapids, MI	2003	13,560	Apr 30, 2028 (2078)
Walgreen, Flint, MI	2004	14,560	Feb 28, 2029 (2079)
Walgreen, Flint, MI	2004	13,650	Oct 31, 2029 (2079)
Walgreen, Midland, MI	2005	14,820	July 31, 2030 (2080)
Walgreen, Grand Rapids, MI	2005	14,820	Aug 30, 2030 (2080)
Walgreen, Delta Township,, MI	2005	14,559	Nov 30, 2030 (2080)

Total		1,492,578

(1)	These properties are subject to long-term ground leases where a third party owns the underlying land and has leased the land to us to construct or operate freestanding properties. We pay rent for the use of the land and we are generally responsible for all costs and expenses associated with the building and improvements. At the end of the lease terms, as extended (Aventura, FL 2036, and Petoskey, MI 2049), the land together with all improvements revert to the land owner. We have an option to purchase the Petoskey property after August 7, 2019.

(2)	At the expiration of tenant’s initial lease term, each tenant has an option, subject to certain requirements, to extend its lease for an additional period of time.

(3)	This 2.03 acre property is leased from us by Fajita Factory, LLC pursuant to a ground lease.

(4)	This 12.68 acre property is leased from us by Wal-Mart pursuant to a ground lease.
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
     The location, general character and primary occupancy information with respect to the community shopping centers as of December 31, 2006 are set forth below:

		Gross		Average	Percent	Percent
	Year	Leasable		Base	Occupied at	Leased at	Anchor Tenants (Lease
	Completed/	Area	Annualized	Rent per	December 31,	December 31,	expiration/Option period
Property Location	Expanded	Sq. Ft.	Base Rent (2)	Sq. Ft.(3)	2006	2006 (4)	expiration) (5)

Capital Plaza,(1)	1978/2006	116,212	$561,917	$4.84	100%	100%	Kmart(2008/2053)
Frankfort, KY							Walgreen (2031/2052)
							Fashion Bug (2008/2025)

Charlevoix Commons	1991	137,375	683,162	4.97	74%	100%	Kmart (2015/2065)
Charlevoix, MI							Roundy’s (2011-2031)

Chippewa Commons	1991	168,311	961,783	5.71	100%	100%	Kmart (2014/2064)
Chippewa Falls, WI							Roundy’s (2011/2031)
							Fashion Bug (2011/2021)

Ironwood Commons	1991	185,535	956,910	5.16	100%	100%	Kmart (2015/2065)
Ironwood, MI							Super Value (2011/2036)
							Fashion Bug (2007/2022)

Marshall Plaza	1990	119,279	687,484	5.76	100%	100%	Kmart (2015/2065)
Marshall, MI

Mt. Pleasant Shopping Center Mt. Pleasant, MI	1973/1997	241,458	1,085,782	4.63	97%	97%	Kmart (2008/2048) J.C. Penney Co. (2005/2020) Staples, Inc. (2010/2025)
							Fashion Bug (2006/2026)

		Gross		Average	Percent	Percent
	Year	Leasable		Base	Occupied at	Leased at	Anchor Tenants (Lease
	Completed/	Area	Annualized	Rent per	December 31,	December 31,	expiration/Option period
Property Location	Expanded	Sq. Ft.	Base Rent (2)	Sq. Ft.(3)	2006	2006 (4)	expiration) (5)

North Lakeland Plaza	1987	171,334	1,285,585	7.50	100%	100%	Best Buy (2013/2028)
Lakeland, FL							Beall’s (2015/2025)

Petoskey Town Center	1990	174,870	1,093,873	6.26	100%	100%	Kmart (2015/2065)
Petoskey, MI							Roundy’s (2010/2030)
							Fashion Bug (2007/2022)

Plymouth Commons	1990	162,031	889,934	5.65	97%	97%	Kmart (2015/2065)
Plymouth, WI							Roundy’s (2010/2030)
							Fashion Bug (2008/2021)

Rapids Associates	1990	173,557	955,457	5.51	74%	100%	Kmart (2015/2065)
Big Rapids, MI							Roundy’s (2010/2030)
							Fashion Bug (2006/2021)

Shawano Plaza	1990	192,694	1,030,388	5.35	100%	100%	Kmart (2014/2064)
Shawano, WI							Roundy’s (2010/2030)
							J.C. Penney Co. (2005/2025)
							Fashion Bug (2006/2021)

West Frankfort Plaza	1982	20,000	145,333	7.27	100%	100%	Fashion Bug (2007)
West Frankfort, IL

Total/Average		1,862,656	$10,337,608	$5.53	95%	99%

(1)	All community shopping centers except Capital Plaza (which is subject to a long-term ground lease expiring in 2053 from a third party) are wholly-owned by us.

(2)	Total annualized base rents of the Company as of December 31, 2006.

(3)	Calculated as total annualized base rents, divided by gross leaseable area actually leased as of December 31, 2006.

(4)	Roundy’s leases but does not currently occupy, the 35,896 square feet it leases at Charlevoix Commons at a rate of $5.97 per square foot and the 44,478 square feet it leases at Rapids Associates at a rate of $6.00 per square foot. The Charlevoix lease expires in 2011 and the Rapids Associates lease expires in 2010 (assuming they are not extended by Roundy’s).

(5)	The option to extend the lease beyond its initial term is only at the option of the tenant.

ITEM 3.	LEGAL PROCEEDINGS
     We are not presently involved in any litigation nor, to our knowledge, is any other litigation threatened against us, except for routine litigation arising in the ordinary course of business which is expected to be covered by our liability insurance.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of security holders during the fourth quarter of 2006.
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
Market Information

			Dividends Per
	High	Low	Common Share
Quarter Ended
March 31, 2006	$32.10	$29.69	$0.49
June 30, 2006	$35.07	$29.88	$0.49
September 30, 2006	$34.05	$31.24	$0.49
December 31, 2006	$36.26	$32.10	$0.49

March 31, 2005	$31.31	$26.63	$0.49
June 30, 2005	$30.37	$26.54	$0.49
September 30, 2005	$31.00	$27.72	$0.49
December 31, 2005	$29.67	$26.16	$0.49
     At December 31, 2006, there were 7,750,496 shares of our common stock issued and outstanding which were held by approximately 200 stockholders of record. The stockholders of record do not reflect persons or entities who held their shares in nominee or “street” name.
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
     During the year ended December 31, 2006, we did not sell any unregistered securities, except the grant, under our 2005 Equity Incentive Plan (the Plan), of 43,650 shares of restricted stock to certain of our employees. The transfer restrictions on such shares lapse in equal annual installments over a five-year period from the date of the grant, but the holder thereof is entitled to receive dividends on all such shares from the date of the grant.
     Certain information relating to equity compensation plans is set forth in Item 12.

ITEM 6.	SELECTED FINANCIAL DATA
     The following table sets forth our selected financial information on a historical basis and should be read in conjunction with “Management Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Form 10-K. Certain amounts have been reclassified to conform to the current presentation of discontinued operations. The balance sheet for the periods ending December 31, 2002 through 2006 and operating data for each of the periods presented were derived from our audited financial statements.

Selected Financial Data
(in thousands, except per share, number of properties, and percentage leased information)

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2006	2005	2004	2003	2002

Operating Data

Total Revenue	$32,908	$31,579	$28,940	$26,224	$23,061

Expenses

Property expense (1)	4,219	4,545	4,220	4,161	3,806
General and administrative	4,019	4,191	2,849	2,275	2,012

Interest	4,625	4,159	4,507	5,684	6,196
Early extinguishment of debt	—	—	—	961	—
Depreciation and amortization	4,851	4,637	4,249	3,836	3,466

Total Expenses	17,714	17,532	15,825	16,917	15,480

Other Income (2)	—	6	217	438	674

Income before Minority Interest and Discontinued Operations	15,194	14,053	13,332	9,745	8,255

Minority Interest	1,220	1,145	1,257	1,103	1,085

Income before Discontinued Operations	13,974	12,908	12,075	8,642	7,170
Gain on Sale of Asset From Discontinued Operations	—	2,654	523	740	—
Income From Discontinued Operations	—	486	525	1,090	1,602

Net Income	$13,974	$16,048	$13,123	$10,472	$8,772

Number of Properties	60	59	54	50	48

Number of Square Feet	3,355	3,363	3,463	3,495	3,699

Percentage Leased	99%	99%	99%	97%	99%

Per Share Data — Dilutive

Income before discontinued operations	$1.83	$1.72	$1.87	$1.64	$1.61
Discontinued operations	—	.42	.16	.35	.36

Net income	$1.83	$2.14	$2.03	$1.99	$1.97

Weighted average of common shares outstanding — Dilutive	7,651	7,491	6,475	5,276	4,447

Cash dividends	$1.96	$1.96	$1.95	$1.94	$1.84

Balance Sheet Data
Real Estate (before accumulated depreciation)	$268,248	$258,332	$252,427	$220,334	$210,986

Total Assets	$223,515	$223,460	$214,837	$190,795	$178,162
Total debt, including accrued interest	$69,031	$68,504	$92,441	$83,313	$115,534

(1)	Property expense includes real estate taxes, property maintenance, insurance, utilities and land lease expense.

(2)	Other income is composed of development fee income, gain on land sales, and equity in net income of unconsolidated entities.

(3)	Net income per share has been computed by dividing the net income by the weighted average number of shares of Common Stock outstanding and the effect of dilutive securities outstanding. The per share amounts are presented in accordance with SFAS No. 128 “Earnings per share.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We were established to continue to operate and expand the retail property business of our predecessor. We commenced our operations in April 1994. Our assets are held by, and all operations are conducted through, Agree Limited Partnership (the Operating Partnership), of which Agree Realty Corporation is the sole general partner and held a 92.00% interest as of December 31, 2006. We are operating so as to qualify as a real estate investment trust (REIT) for federal income tax purposes.
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
     In June 2006, the FASB issued an Emerging Issues Task Force (“EITF”) Consensus in Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The consensus includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The consensus states that the presentation of taxes within the scope on either a gross (included in revenues and cots) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (“APB”) Opinion No. 22 “Disclosure of Accounting Policies.” In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The consensus should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The adoption of this consensus did not have a significant impact on our financial position or results of operations.
     In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a significant impact on our financial position or results of operations.
     In September 2006, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) Topic 1N “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 references both the “iron curtain” and “rollover” approaches to quantifying a current year misstatement for purposes of determining the materiality. The iron curtain approach focuses on how the current year’s balance sheet would be affected in correcting a misstatement without considering the year(s) in which the misstatement originated. The rollover approach focuses on the amount of the misstatement that originated in the current year’s income statement. SAB 108 states that registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing affects of prior year misstatements, on the current year financial statements. Both the iron curtain approach and rollover approach should be used in assessing the materiality of a current year misstatement. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB Topic 1N, “Financial Statements — Materiality,” (SAB 99) should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a significant impact on our financial position or results of operations.
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands the disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The changes to current practice resulting from the application of SFAS No 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price) and not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). This statement also emphasizes that fair value is a market-based measurement, not an entity specific measurement and subsequently a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The statement also clarifies that the market participant assumptions about risk and assumptions about the effect of a restriction on the sale or use of an asset. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement should be applied prospectively as of the beginning of the year in which this statement is initially applied. A limited form of retrospective application of SFAS No. 157 is allowed for certain financial instruments. We are currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption of SFAS No. 157 will have on our financial position or results of operations.
     In February 2007, the FASB issued SFAS Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect of the adoption of SFAS No. 159.
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
Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005
     Minimum rental income increased $1,577,000, or 6%, to $29,963,000 in 2006, compared to $28,386,000 in 2005. The increase was the result of an increase of $629,000 from the acquisition of three properties in 2005 and one property in 2006; an increase of $760,000 from the development of three properties in 2005; and rental increases of $188,000.
     Percentage rents decreased $14,000, or 21%, to $54,000 in 2006, compared to $68,000 in 2005. The decrease was primarily the result of decreased tenant sales.
     Operating cost reimbursements decreased $236,000, or 8%, to $2,847,000 in 2006, compared to $3,083,000 in 2005. Operating cost reimbursements decreased due to the net decrease in the reimbursable property operating expenses as explained below.
     Other income remained relatively constant at $44,000 in 2006, compared to $41,000 in 2005.
     Real estate taxes increased $72,000, or 4%, to $1,821,000 in 2006 compared to $1,749,000 in 2005. The increase is the result of general assessment increases on the properties.
     Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) decreased $375,000, or 19%, to $1,637,000 in 2006 compared to $2,012,000 in 2005. The decrease was the result of a decrease in shopping center maintenance expenses of ($44,000); decreased snow removal costs of ($270,000); decreased utility costs of ($7,000); and decreased insurance costs of ($54,000) in 2006 versus 2005.
     Land lease payments decreased $24,000, or 3%, to $760,000 in 2006 compared to $784,000 for 2005. The decrease is the result of our purchase of the fee interest in the land located at our Lawrence, Kansas property previously leased.
     General and administrative expenses decreased $172,000, or 4%, to $4,019,000 in 2006 compared to $4,191,000 in 2005. The decrease was the result of a decrease in compensation related expenses of ($16,000); decreased contracted services to investigate development opportunities of ($612,000); offset by an increase in general business taxes of $140,000; increased professional fees of $297,000; and increased property management related expenses of $19,000. General and administrative expenses as a percentage of rental income decreased from 14.7% for 2005 to 13.4% for 2006.
     Depreciation and amortization increased $214,000, or 5%, to $4,851,000 in 2006 compared to $4,637,000 in 2005. The increase was the result the development and acquisition of six properties in 2005 and one property in 2005.

     Interest expense increased $466,000, or 11%, to $4,625,000 in 2006, from $4,159,000 in 2005. The increase in interest expense was the result of increased borrowings to fund the development and acquisition of six properties in 2005 and one property in 2006, as well as overall interest rate increases.
     We sold a parcel of land and recognized a gain on the sale of $6,000 in 2005. There were no sales of assets in 2006.
     The Company’s income before minority interest and discontinued operations increased $1,141,000, or 8%, to $15,194,000 in 2006, from $14,053,000 in 2005 as a result of the foregoing factors.
Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004
     Minimum rental income increased $2,420,000, or 9%, to $28,386,000 in 2005, compared to $25,966,000 in 2004. The increase was the result of an increase of $989,000 due to additional rent resulting from the acquisition of our joint venture partner’s interest in two joint venture properties in 2004; an increase of $545,000 from the acquisition of three properties in 2004 and three properties in 2005; an increase of $707,000 from the development of two properties in 2004 and three properties in 2005; an increase of $64,000 from the settlement of our rent dispute with Borders; and rental increases of $116,000.
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
     Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $221,000, or 12%, to $2,012,000 in 2005 compared to $1,791,000 in 2004. The increase was the result of an increase in shopping center maintenance expenses of $122,000; increased snow removal costs of $75,000; an increase in utility costs of $18,000; and an increase in insurance costs of $6,000 in 2005 versus 2004.
     Land lease payments increased $47,000, or 6%, to $784,000 in 2005 compared to $737,000 for 2004. The increase is the result of the scheduled lease increase at our Ventura, Florida property.
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
     The aggregate revenues from these properties were $864,113 and $1,125,842 for the years ending December 31, 2005 and 2004. The aggregate expenses for these properties were $377,960 and $600,391, including minority interest of $43,137 and $54,708 for the years ending December 31, 2005 and 2004.
Liquidity and Capital Resources
     Our principal demands for liquidity are distributions to our stockholders, debt service, development of new properties and future property acquisitions.
     During the quarter ended December 31, 2006, we declared a quarterly dividend of $.49 per share. The dividend was paid on January 4, 2007 to holders of record on December 22, 2006.
     As of December 31, 2006, we had total mortgage indebtedness of $48,291,247 with a weighted average interest rate of 6.64%. Future scheduled annual maturities of mortgages payable for the years ending December 31 are as follows: 2007 — $2,531,080; 2008 — $2,749,772; 2009 — $2,937,232; 2010 — $3,137,505; 2011 — $3,351,470. The mortgage debt is all fixed rate, self-amortizing debt.
     In addition, the Operating Partnership has in place a $50 million credit facility with LaSalle Bank, as the agent (Credit Facility), which is guaranteed by the Company. The Credit Facility matures in November 2009 and can be extended at our option, for two additional one year periods. Advances under the Credit Facility bear interest within a range of one-month to twelve-month LIBOR plus 100 basis points to 150 basis points or the lender’s prime rate, at our option, based on certain factors such as the ratio of our indebtedness to the capital value of our properties. The Credit Facility is used to fund property acquisitions and development activities. As of February 15, 2007, $20,500,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 6.35%.
     We also have in place a $5 million line of credit (Line of Credit), which matures in November 30, 2007, and which we expect to renew for an additional 12-month period. The Line of Credit bears interest at the lender’s prime rate less 75 basis points or 150 basis points in excess of the one-month to twelve month LIBOR rate, at our option. The purpose of the Line of Credit is to provide working capital and fund land options and start-up costs associated with new projects. As of February 15, 2007, $1,700,000 was outstanding under the Line of Credit bearing a weighted average interest rate of 7.50%.

     The following table outlines our contractual obligations (in thousands) as of December 31, 2006.

	Total	Yr 1	2-3 Yrs	4-5 Yrs	Over 5 Yrs

Mortgages Payable	$48,291	$2,531	$5,687	$6,489	$33,584
Notes Payable	20,500	—	20,500	—	—
Land Lease Obligations	11,610	674	1,305	1,387	8,244
Other Long-Term Liabilities	—	—	—	—	—
Interest Payments on Mortgages and Notes Payable	27,239	4,368	7,028	6,009	9,834

Total	$107,640	$7,573	34,520	$13,885	$51,662

     We have one development project under construction that will add an additional 14,491square feet to our portfolio. The project is expected to be completed during the second quarter of 2007. Additional funding required to complete the project is estimated to be $1,628,000 and will come from the credit facility.
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
     The following table illustrates the calculation of FFO for the years ended December 31, 2006, 2005 and 2004:

	Year ended December 31,
	2006	2005	2004

Net income	$13,974,168	$16,047,576	$13,123,020
Depreciation of real estate assets	4,745,319	4,683,807	4,379,912
Amortization of leasing costs	44,423	48,357	45,178
Minority interest	1,220,113	1,423,932	1,366,347
Gain on sale of assets	—	(2,895,532)	(577,168)

Funds from Operations	$19,984,023	$19,308,140	$18,337,289

Weighted average shares and OP Units outstanding
Basic	8,254,391	8,134,051	7,141,898

Dilutive	8,324,973	8,164,288	7,148,664

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

	2007	2008	2009	2010	2011	Thereafter	Total

Fixed rate debt	$2,531	$2,750	$2,937	$3,138	$3,351	$33,584	$48,291
Average interest rate	6.64%	6.64%	6.64%	6.64%	6.64%	6.64%	—
Variable rate debt	—	—	$20,500	—	—	—	$20,500
Average interest rate	—	—	6.35%	—	—	—	—
     The fair value (in thousands) is estimated at $48,300 and $20,500 for fixed rate debt and variable rate debt, respectively.
     The table above incorporates those exposures that exist as of December 31, 2006; it does not consider those exposures or position, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

     The Company does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.
     A 10% adverse change in interest rates on the portion of the Company’s debt bearing interest at variable rates would result in an increase in interest expense of approximately $135,000.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Form 10-K and are included in this Form 10-K following page F-1.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Effective May 9, 2006, BDO Seidman, LLP, resigned as the Company’s independent registered public accounting firm for the 2006 fiscal year. BDO Seidman, LLP served as the Company’s certifying accountant for the period from January 1, 2004 through the fiscal year ended December 31, 2005 and the first quarter of 2006. During the two most recent fiscal years and during the subsequent interim period through May 9, 2006, there were no disagreements between the Company and BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to BDO Seidman, LLP’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its report, and there were no reportable events as specified in Item 304(a)(1)(v) of Regulation S-K.
     Effective July 26, 2006, the Company’s Audit Committee of the Board of Directors engaged Virchow, Krause & Company, LLP as the Company’s independent registered public accounting firm.

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
     Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting (as described below in Report of Management on Agree Realty Corporation’s Internal Control over Financial Reporting), our chief executive officer and chief financial officer concluded that as of December 31, 2006, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during its most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
     The following material weakness has been identified and reported to the audit committee:
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
     We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, assessed the our internal control over financial reporting as of December 31, 2006, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of the material weaknesses described above, management has concluded that our internal control was not effective as of December 31, 2006.
     Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Virchow, Krause & Company, an independent registered public accounting firm, as stated in their report that is included herein.
Report of Independent Registered Public Accounting Firm
To the Shareholders, Audit Committee and Board of Directors
     We have audited management’s assessment, included in the accompanying “Report of Management on Agree Realty Corporation’s Internal Control Over Financial Reporting”, that Agree Realty Corporation (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness noted below, based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Agree Realty Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:
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
     The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 6, 2007 on those financial statements.
     In our opinion, management’s assessment that Agree Realty Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Agree Realty Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”)
Virchow, Krause & Company
Chicago, Illinois
March 6, 2007

Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2006.

ITEM 9B	OTHER INFORMATION
     None
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our Annual Meeting of Stockholders to be held on May 7, 2007.

ITEM 11.	EXECUTIVE COMPENSATION
     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our Annual Meeting of Stockholders to be held on May 7, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of December 31, 2006.

Number of
securities to be
	issued upon	Weighted average
	exercise of	exercise price of	Number of
	outstanding	outstanding	securities
	options, warrants	options, warrants	remaining available
Plan category	and rights	and rights	for future issuance

Equity compensation plans approved by security holders	—	—	918,850

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	918,850

     Additional information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our Annual Meeting of Stockholders to be held on May 7, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Stockholders to be held on May 7, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Stockholders to be held on May 7, 2007.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES
(a)	The following documents are filed as part of this Report
(1) (2) The financial statements indicated by Part II, Item 8, Financial Statements and Supplementary Data.
(b)	Exhibits

3.1		Articles of Incorporation and Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (Registration Statement No. 33-73858, as amended (“Agree S-11”))

3.2	*	Bylaws of the Company

4.1		Rights Agreement by and between Agree Realty Corporation and BankBoston, N.A. as Rights Agent dated as of December 7, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 7, 1998)
10.1		First Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of April 22, 1994, by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.6 to the 1996 Form 10-K)

10.2		Amended and Restated Registration Rights Agreement, dated July 8, 1994 by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994)

10.3		Contribution Agreement, dated as of April 21, 1994, by and among the Company, Richard Agree, Edward Rosenberg and the co-partnerships named therein (incorporated by reference to Exhibit 10.10 to the 1996 Form 10-K)

10.4	+	Agree Realty Corporation Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to the 1996 Form 10-K)

10.5		Line of Credit Agreement by and among Agree Limited Partnership, the Company, the lenders parties thereto, and Michigan National Bank as Agent (incorporated by reference to Exhibit 10.10 to the 1995 Form 10-K)

10.6		First amendment to $5 million business loan agreement dated September 21, 1997 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to Exhibit 10.2 to the September 1997 Form 10-Q)

10.7		Second amendment to amended and restated $5 million business Loan agreement dated October 19, 1998 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.8	+	Employment Agreement, dated July 1, 2004, by and between the Company and Richard Agree (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2004 (June 2004 Form 10-Q))

10.9	+	Employment Agreement, dated July 1, 2004, by and between the Company, and Kenneth R. Howe (incorporated by reference to exhibit 10.2 to the June 2004 Form 10-Q)

10.10		Third amendment to amended and restated $5 million business Loan agreement dated December 19, 1999 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to exhibit 10.17 to the 1999 Form 10-K)

10.11		Trust Mortgage dated as of June 27, 1999 from Agree Facility No. 1, L.L.C. as Grantor to Manufacturers and Traders Trust Company (incorporated by reference to exhibit 10.4 to the June 1999 Form 10-Q)

10.12	+	Employment Agreement, dated January 10, 2000, by and between the Company, and David J. Prueter (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000

10.13		Fourth amendment to amended and restated $5 million business Loan agreement dated February 19, 2001 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”))

10.14		Mortgage dated as of December 20, 2001, by Agree Limited Partnership to and in favor of Nationwide Life Insurance Company (incorporated by reference to exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 from 10-K))

10.15		Fifth amendment to amended and restated $5 million business Loan agreement dated April 30, 2002 between Agree Limited Partnership and Standard Federal Bank (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the “June 2002 Form 10-Q”))

10.16		Project Loan Agreement dated as of April 30, 2002 between Royal Identify Company (together with its successors and assigns) and Lawrence Store No. 203 L.L.C. (together with its permitted successors and assigns) (incorporated by reference to exhibit 10.2 to the June 2002 Form 10-Q)

10.17		Project Loan Agreement dated as of November 25, 2002 between Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee, and Indianapolis Store No. 16 L.L.C. (incorporated by reference to exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2002 (the “2002 Form 10-K”))

10.18		Project Loan Agreement dated as of January 30, 2003 between Modern Woodman of America and Phoenix Drive L.L.C. (incorporated by reference to exhibit 10.1 to the March 31, 2003 Form 10-Q)

10.19		Sixth amendment to amended and restated $5 million business loan agreement dated April 30, 2003, between Agree Limited Partnership and Standard Federal Bank (incorporated by reference to exhibit 10.1 to the June 30, 2003 Form 10-Q)

10.20		Amended and Restated $50 million Line of Credit agreement dated November 5, 2003, among Agree Realty Corporation, Standard Federal Bank and Bank One. (incorporated by reference to exhibit 10.1 to the Sep 30, 2003 Form 10-Q)

10.21		Indemnity Deed of Trust and Security Agreement dated October 31, 2003, by Agree — Columbia Crossing Project, L.L.C., and Nationwide Life Insurance Company (incorporated by reference to exhibit 10.33 to the December 31, 2003 Form 10-K)

10.22		Indemnity Deed of Trust and Security Agreement dated October 31, 2003, by Agree-Milestone Center Project, L.L.C., and Nationwide Life Insurance Company (incorporated by reference to exhibit 10.34 to the December 31, 2003 Form 10-K)

10.23		Mortgage and Security Agreement dated October 31, 2003, by Oklahoma Store No. 151, L.L.C. and Nationwide Life Insurance Company (incorporated by reference to exhibit 10.35 to the December 31, 2003 From 10-K)

10.24		Deed of Trust and Security Agreement dated October 31, 2003, by Omaha Store No. 166, L.L.C. and Nationwide Life Insurance Company (incorporated by reference to exhibit 10.36 to the December 31, 2003 Form 10-K)

10.25	+	The Company’s 2005 Equity Incentive Plan

10.26	+	Employment Agreement, dated August 1, 2005, by and between the Company, and Charles Carter (incorporated by reference to exhibit 10.1 to the September 2005 Form 10-Q)

10.27	+	Employment Agreement, dated September 1, 2005, by and between the Company, and Vicky Umphryes (incorporated by reference to exhibit 10.2 to the September 2005 Form 10-Q)

10.28	*	Third Amended and Restated Line of Credit Agreement by and between the Company, and LaSalle Bank Midwest National Association Individually and as Agent for the Lenders and together with Fifth Third Bank

10.29	*	Amendment No. 10 to Business Loan Agreement. Amendment No. 2 to Ninth Amended and Restated Promissory Note ($5 million Line of Credit)

21.1	*	Subsidiaries of Agree Realty Corporation

23.1	*	Consent of Virchow, Krause & Company, LLP

23.2	*	Consent of BDO Seidman, LLP

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer

32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

32.2	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer

*	Filed herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES
     PURSUANT to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGREE REALTY CORPORATION
By:	/s/ Richard Agree
	Name:	Richard Agree
President and Chairman of the Board of Directors Date: March 14, 2007

     PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March 2007.

By:	/s/ Richard Agree Richard Agree President and Chairman of the Board of Directors (Principal Executive Officer)	By:	/s/ Farris G. Kalil Farris G. Kalil Director
		By:	/s/ Michael Rotchford

Michael Rotchford Director

By:	/s/ Kenneth R. Howe Kenneth R. Howe Vice President, Finance and Secretary (Principal Financial and Accounting Officer)	By:	/s/ Ellis G. Wachs Ellis G. Wachs Director

		By:	/s/ Gene Silverman Gene Silverman Director

		By:	/s/ Leon M. Schurgin

Leon M. Schurgin Director

Agree Realty Corporation

Report of Independent Registered Public Accounting Firm
To the Shareholders, Audit Committee and Board of Directors
Agree Realty Corporation
Farmington Hills, Michigan
We have audited the accompanying consolidated balance sheet of Agree Realty Corporation (the “Company”) as of December 31, 2006 and the related consolidated statements of income, stockholders’ equity and cash flows for year then ended. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the schedule. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agree Realty Corporation at December 31, 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, the effectiveness of Agree Realty Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ Virchow, Krause & Company, LLP
Chicago, Illinois
March 6, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Owners of
Agree Realty Corporation
Farmington Hills, Michigan
We have audited the accompanying consolidated balance sheet of Agree Realty Corporation (the “Company”) as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. We have also audited the information included in the notes to the schedule listed in the accompanying index for the years ended December 31, 2005 and 2004. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agree Realty Corporation at December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the notes to the schedule for the years ended December 31, 2005 and 2004 presents fairly, in all material respects, the information set forth therein.
BDO SEIDMAN, LLP
Troy, Michigan
March 15, 2006

Agree Realty Corporation
     Consolidated Balance Sheets

December 31,	2006	2005

Assets

Real Estate Investments (Notes 3 and 4)
Land	$77,536,458	$73,035,167
Buildings	189,117,421	185,032,185
Property under development	1,593,828	264,913

	268,247,707	258,332,265
Less accumulated depreciation	(48,352,753)	(43,771,581)

Net Real Estate Investments	219,894,954	214,560,684

Cash and Cash Equivalents	463,730	5,714,540

Accounts Receivable — Tenants, net of allowance of $20,000 for possible losses at both December 31, 2006 and 2005	732,141	730,606

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $4,482,272 and $4,344,244 at December 31, 2006 and 2005, respectively	1,019,905	852,036
Leasing costs, net of accumulated amortization of $665,811 and $621,388 at December 31, 2006 and 2005, respectively	421,229	389,354

Other Assets	982,640	1,212,387

	$223,514,599	$223,459,607

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
     Consolidated Balance Sheets

December 31,	2006	2005

Liabilities and Stockholders’ Equity

Mortgages Payable (Note 3)	$48,291,247	$50,721,920

Notes Payable (Note 4)	20,500,000	17,500,000

Dividends and Distributions Payable (Note 5)	4,111,807	4,089,243

Deferred Revenue (Note 13)	12,103,954	12,793,504

Accrued Interest Payable	239,318	282,080

Accounts Payable
Capital expenditures	766,378	112,687
Operating	1,140,617	1,300,416

Tenant Deposits	64,085	54,062

Total Liabilities	87,217,406	86,853,912

Minority Interest (Note 6)	5,878,593	5,978,635

Stockholders’ Equity (Note 5)
Common stock, $.0001 par value; 20,000,000 shares authorized; 7,750,496 and 7,706,846 shares issued and outstanding	775	772
Additional paid-in capital	141,276,763	143,138,497
Deficit	(10,858,938)	(9,717,471)

	130,418,600	133,421,798
Less: unearned compensation — restricted stock (Note 8)	—	(2,794,738)

Total Stockholders’ Equity	130,418,600	130,627,060

	$223,514,599	$223,459,607

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Income

Year Ended December 31,	2006	2005	2004

Revenues
Minimum rents	$29,963,363	$28,386,580	$25,966,256
Percentage rents	53,550	68,071	55,995
Operating cost reimbursement	2,846,775	3,082,831	2,885,132
Other income	43,938	41,415	32,716

Total Revenues	32,907,626	31,578,897	28,940,099

Operating Expenses
Real estate taxes	1,821,372	1,749,005	1,692,176
Property operating expenses	1,637,192	2,011,688	1,790,773
Land lease payments	759,831	784,027	737,460
General and administrative	4,018,836	4,191,279	2,848,414
Depreciation and amortization	4,851,343	4,637,325	4,249,361

Total Operating Expenses	13,088,574	13,373,324	11,318,184

Income From Continuing Operations	19,819,052	18,205,573	17,621,915

Other Income (Expense)
Interest expense, net	(4,624,771)	(4,158,887)	(4,506,712)
Gain on sale of asset	—	6,397	—
Equity in net income of unconsolidated entities	—	—	216,837

Total Other Expense	(4,624,771)	(4,152,490)	(4,289,875)

Income Before Minority Interest and Discontinued Operations	15,194,281	14,053,083	13,332,040

Minority Interest	1,220,113	1,145,330	1,257,212

Income Before Discontinued Operations	13,974,168	12,907,753	12,074,828

Gain on Sale of Asset From Discontinued Operations,
net of minority interest of $235,465 and $54,427	—	2,653,670	522,741

Income From Discontinued Operations, net of minority
interest of $43,137 and $54,708	—	486,153	525,451

Net Income	$13,974,168	$16,047,576	$13,123,020

Basic Earnings Per Share (Note 2)
Income before discontinued operations	$1.84	$1.73	$1.87
Discontinued operations	—	.42	.16

Basic Earnings Per Share	$1.84	$2.15	$2.03

Dilutive Earnings Per Share (Note 2)
Income before discontinued operations	$1.83	$1.72	$1.87
Discontinued operations	—	.42	.16

Dilutive Earnings Per Share	$1.83	$2.14	$2.03

Dividend Declared Per Common Share	$1.96	$1.96	$1.95

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Stockholder’s Equity

			Additional		Unearned
	Common Stock		Paid-In		Compensation -
	Shares	Amount	Capital	Deficit	Restricted Stock

Balance, January 1, 2004	6,434,345	$643	$108,251,813	$(11,227,636)	$(837,384)

Issuance of shares under the Equity Incentive Plan	59,501	6	1,517,832	—	(950,925)
Shares redeemed under the Equity Incentive Plan	(6,000)	—	(169,680)	—	—
Vesting of restricted stock	—	—	—	—	546,345
Dividends declared, $1.95 per share	—	—	—	(12,622,047)	—
Net income	—	—	—	13,123,020	—

Balance, December 31, 2004	6,487,846	649	109,599,965	(10,726,663)	(1,241,964)

Issuance of common stock, net of issuance costs	1,150,000	115	31,456,414	—	—
Issuance of shares under the Equity Incentive Plan	73,000	8	2,208,878	—	(2,208,886)
Shares redeemed under the Equity Incentive Plan	(4,000)	—	(126,760)	—	—
Vesting of restricted stock	—	—	—	—	656,112
Dividends declared, $1.96 per share	—	—	—	(15,038,384)	—
Net income	—	—	—	16,047,576	—

Balance, December 31, 2005	7,706,846	772	143,138,497	(9,717,471)	(2,794,738)

Reclassify unearned compensation	—	—	(2,794,738)	—	2,794,738
Issuance of shares under the Equity Incentive Plan	43,650	3	95,547	—	—
Vesting of restricted stock	—	—	837,457	—	—
Dividends declared, $1.96 per share	—	—	—	(15,115,635)	—
Net income	—	—	—	13,974,168	—

Balance, December 31, 2006	7,750,496	$775	$141,276,763	$(10,858,938)	$—

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Cash Flows

Year Ended December 31,	2006	2005	2004

Cash Flows From Operating Activities
Net income	$13,974,168	$16,047,576	$13,123,020
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,799,370	4,738,405	4,418,177
Amortization	190,001	207,040	204,986
Stock-based compensation	837,457	656,112	546,345
Gain on sale of assets	—	(2,895,532)	(577,168)
Equity in net income of unconsolidated entities	—	—	(216,837)
Minority interests	1,220,113	1,423,932	1,366,347
Decrease (increase) in accounts receivable	(1,535)	(103,308)	(4,961)
Decrease (increase) in other assets	160,596	420,581	(431,446)
Increase (decrease) in accounts payable	(159,799)	(141,459)	33,605
Decrease in deferred revenue	(689,550)	(689,550)	(307,936)
Increase (decrease) in accrued interest	(42,762)	(16,035)	131,016
Increase (decrease) in tenant deposits	10,023	(6,927)	13,890

Net Cash Provided By Operating Activities	20,298,082	19,640,835	18,299,038

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $198,000 in 2006, $437,000 in 2005 and $305,000 in 2004)	(9,305,661)	(15,121,825)	(21,711,356)
Distributions from unconsolidated entities	—	—	216,837
Decrease in restricted cash	—	—	4,309,914
Net proceeds from sale of assets, less amounts held in escrow	—	9,576,974	2,046,493

Net Cash Used In Investing Activities	(9,305,661)	(5,544,851)	(15,138,112)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Cash Flows

Year Ended December 31,	2006	2005	2004

Cash Flows From Financing Activities
Line-of-credit net borrowings (payments)	3,000,000	(21,700,000)	12,700,000
Dividends and limited partners’ distributions paid	(16,413,226)	(15,778,376)	(13,873,516)
Payments of mortgages payable	(2,430,673)	(2,247,255)	(2,158,689)
Payments of payables for capital expenditures	(112,687)	(393,711)	(361,769)
Redemption of restricted stock	—	(126,760)	(169,680)
Payments for financing costs	(305,897)	—	—
Payments of leasing costs	(76,298)	(179,395)	(72,150)
Exercise of stock options	95,550	—	358,312
Net proceeds from the issuance of common stock	—	31,456,529	—

Net Cash Used In Financing Activities	(16,243,231)	(8,968,968)	(3,577,492)

Net Increase (Decrease) In Cash and Cash Equivalents	(5,250,810)	5,127,016	(416,566)

Cash and Cash Equivalents, beginning of year	5,714,540	587,524	1,004,090

nbsp;
Cash and Cash Equivalents, end of year	$463,730	$5,714,540	$587,524

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$4,530,740	$3,984,010	$4,243,983

Supplemental Disclosure of Non-Cash Transactions

Dividends and limited partners’ distributions Declared and unpaid	$4,111,807	$4,089,243	$3,509,083
Shares issued under Stock Incentive Plan	$1,310,766	$2,208,886	$1,159,518
Real estate investments financed with accounts payable	$766,378	$112,687	$393,711
Real estate investments acquired from joint ventures	$—	$—	$13,790,990

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Notes to Consolidated Financial Statements

1. The Company	Agree Realty Corporation (the Company) is a self-administered, self-managed real estate investment trust (REIT), which develops, acquires, owns and operates properties, which are primarily leased to national and regional retail companies under net leases. At December 31, 2006 the Company’s properties are comprised of forty-eight single tenant retail facilities and twelve shopping centers located in fifteen states. At December 31, 2006, approximately 96% of the Company’s annual base rental revenues will be received from national and regional tenants under long-term leases, including approximately 32% from Borders, Inc., 22% from Walgreen Co., and 13% from Kmart Corporation, a wholly-owned subsidiary of Sears Holdings Corporation

2. Summary of Significant Accounting Policies	Principles of Consolidation

The consolidated financial statements of Agree Realty Corporation include the accounts of the Company, its majority-owned partnership, Agree Limited Partnership (the Operating Partnership), and its wholly-owned subsidiaries. The Company controlled, as the sole general partner, 92.00% and 91.96% of the Operating Partnership as of December 31, 2006 and 2005, respectively. All material intercompany accounts and transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of (1) assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Values of Financial Instruments

The carrying amounts of the Company’s financial instruments, which consist of cash, cash equivalents, receivables, and accounts payable approximate their fair values. The fair value of notes and mortgages payable approximates their carrying amount because the terms are equivalent to borrowing notes currently available to the Company with similar terms and maturities

Agree Realty Corporation
Notes to Consolidated Financial Statements

Investments in Real Estate — Carrying Value of Assets

Real estate assets are stated at cost less accumulated depreciation. All costs related to planning, development and construction of buildings prior to the date they become operational, including interest and real estate taxes during the construction period, are capitalized for financial reporting purposes and recorded as “Property under development” until construction has been completed.

The Company allocates the cost of an acquisition based upon the estimated fair value of the net assets acquired. The Company also estimates the fair value of intangibles related to its acquisitions. The valuation of the fair value of the intangibles primarily involves estimates related to market conditions, probability of lease renewals and the current market value of leases.

Subsequent to completion of construction, expenditures for property maintenance are charged to operations as incurred, while significant renovations are capitalized. Depreciation of the buildings is recorded on the straight-line method using an estimated useful life of forty years.

Depreciation and Amortization

Depreciation expense is computed using a straight-line method and estimated useful lives for buildings and improvements of 40 years and equipment and fixtures of five to ten years.

Investment in Real Estate — Impairment evaluation

Real estate investments are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required through December 31, 2006.

Agree Realty Corporation
Notes to Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalents at a financial institution. The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant, as the Company does not anticipate the financial institutions’ nonperformance.

Accounts Receivable — Tenants

Accounts receivable from tenants are unsecured and reflect primarily reimbursement of specified common area expenses. The Company determines its allowance for uncollectible accounts based on historical trends, existing economic conditions, and known financial position of its tenants. Tenant accounts receivable are written-off by the Company in the year when receipt is determined to be remote.

Unamortized Deferred Expenses

Deferred expenses are stated net of total accumulated amortization. The nature and treatment of these capitalized costs are as follows: (1) financing costs, consisting of expenditures incurred to obtain long-term financing, are being amortized using the interest method over the term of the related loan, and (2) leasing costs, which are amortized on a straight-line basis over the term of the related lease. The Company incurred expenses of $182,451, $199,490 and $197,436 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Agree Realty Corporation
Notes to Consolidated Financial Statements

Minority Interest

This amount represents the limited partners’ interest (OP Units) of 8.00% and 8.04% (convertible into 637,547 shares) in the Operating Partnership as of December 31, 2006 and 2005, respectively.

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

Taxes Collected and Remitted to Governmental Authorities

The Company reports taxes, collected from tenants that are to be remitted to governmental authorities, on a net basis and therefore does not include the taxes in revenue.

Operating Cost Reimbursement

Substantially all of the Company’s leases contain provisions requiring tenants to pay as additional rent a proportionate share of operating expenses such as real estate taxes, repairs and maintenance, insurance, etc. The related revenue from tenant billings is recognized as operating cost reimbursement in the same period the expense is recorded.

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the Code), and began operating as such on April 22, 1994. As a result, the Company is not subject to federal income taxes to the extent that it distributes annually at least 90% of its taxable income to its stockholders and satisfies certain other requirements defined in the Code. Accordingly, no provision was made for federal income taxes in the accompanying consolidated financial statements.

Agree Realty Corporation
Notes to Consolidated Financial Statements

Stock Options

The Company has elected to adopt the recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123) using the prospective method beginning January 1, 2003. SFAS 123 establishes a fair value based method of accounting for stock-based compensation plans under which employees receive shares of stock or other equity instruments of the Company or the Company incurs liabilities to employees in amounts based on the price of its stock. No stock options were granted during 2006, 2005 or 2004 and there was no expense for stock options that would be required.

Dividends

The Company declared dividends of $1.96, $1.96 and $1.95 per share during the years ended December 31, 2006, 2005, and 2004; the dividends have been reflected for federal income tax purposes as follows:

December 31,	2006	2005	2004

Ordinary income	$1.80	$1.76	$1.95
Return of capital	.16	.20	—

Total	$1.96	$1.96	$1.95

The aggregate federal income tax basis of Real Estate Investments is approximately $22.3 million less than the financial statement basis.

Agree Realty Corporation
Notes to Consolidated Financial Statements

Discontinued Operations

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

The revenues from the properties were $864,113, and $1,125,842 for the years ended December 31, 2005 and 2004, respectively. The expenses for the properties were $377,960 and $600,391, including minority interest charges of $43,137 and $54,708, for the years ended December 31, 2005 and 2004, respectively.

Agree Realty Corporation
Notes to Consolidated Financial Statements

Earnings Per Share

Earnings per share have been computed by dividing the net income by the weighted average number of common shares outstanding. The per-share amounts reflected in the consolidated statements of income are presented in accordance with SFAS No. 128 Earnings per Share. Diluted earnings per share is computed by dividing net income by the weighted average common and potential dilutive common shares outstanding in accordance with the treasury stock method.

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

Year Ended December 31,	2006	2005	2004

Weighted Average number of common shares outstanding	7,711,964	7,460,504	6,468,351
Unvested restricted stock	131,120	—	—

Weighted average number of common shares outstanding used in basic earnings per share	7,580,844	7,460,504	6,468,351

Weighted average number of common shares outstanding used in basic earnings per share	7,580,844	7,460,504	6,468,351
Effect of dilutive securities
Restricted stock	70,582	29,842	—
Common stock options	—	395	6,766

Weighted average number of common shares outstanding used in diluted earnings per share	7,651,426	7,490,741	6,475,117

Agree Realty Corporation
Notes to Consolidated Financial Statements

Stock Based Compensation

On January 1, 2006, we adopted the provisions of SFAS No. 123R, Shares-Based Payments (SFAS 123R), under the modified prospective method. Under the modified prospective method, compensation cost is recognized for all awards, granted after the adoption of this standard and for the unvested portion of previously granted awards that are outstanding as of that date. In accordance with SFAS 123R, we will estimate fair vale of restricted stock and stock option grants at the date of grant and amortize those amounts into expense on a straight-line basis or amount vested, if greater, over the appropriate vesting period. No stock options were issued or vested during 2006, so SFAS 123R did not have any impact on net income.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued an Emerging Issues Task force (EITF) Consensus in Issue 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The consensus includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some exercise taxes. The consensus states that the presentation of taxes within the scope on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (“APB”) Opinion No. 22 “Disclosure of Accounting Policies.” In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The consensus should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company reports taxes collected from customers on a net basis. The adoption of this consensus will not have a material impact on our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of

Agree Realty Corporation
Notes to Consolidated Financial Statements

FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will be required to adopt FIN 48 as of January 1, 2007, with any cumulative effect of the change in accounting principles recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of its adoption of FIN 48 and has not yet determined the effect on its earnings or financial position.

In September 2006, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) Topic 1N “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 references both the “iron curtain” and “rollover” approaches to quantifying a current year misstatement for purposes of determining the materiality. The iron curtain approach focuses on how the current year’s balance sheet would be affected in correcting a misstatement without considering the year(s) in which the misstatement originated. The rollover approach focuses on the amount of the misstatement that originated in the current year’s income statement. SAB 108 states that registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing affects of prior year misstatements, on the current year financial statements. Both the iron curtain approach and rollover approach should be used in assessing the materiality of a current year misstatement. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB Topic 1N, “Financial Statements — Materiality,” (SAB 99) should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a significant impact on our

Agree Realty Corporation
Notes to Consolidated Financial Statements

financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands the disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The changes to current practice resulting from the application of SFAS No 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price) and not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). This statement also emphasizes that fair value is a market-based measurement, not an entity specific measurement and subsequently a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The statement also clarifies that the market participant assumptions about risk and assumptions about the effect of a restriction on the sale or use of an asset. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement should be applied prospectively as of the beginning of the year in which this statement is initially applied. A limited form of retrospective application of SFAS No. 157 is allowed for certain financial instruments. We are currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption of SFAS No. 157 will have on our financial position or results of operations.

In February 2007, the FASB issued SFAS Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect of the adoption of SFAS No. 159.

Agree Realty Corporation
Notes to Consolidated Financial Statements

3. Mortgages Payable	Mortgages payable consisted of the following:

December 31,	2006	2005

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	$15,878,633	$16,601,748

Note payable in monthly installments of $128,205 including interest at 6.20% per annum, with a final monthly payment due November 2018; collateralized by related real estate and tenants’ leases	12,877,086	13,592,901

Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with the final monthly payment due February 2017; collateralized by related real estate and tenants’ leases	8,822,558	9,411,438

Note payable in monthly installments of $57,403 including interest at 6.50% per annum, with the final monthly payment due February 2023; collateralized by related real estate and tenant lease	6,881,562	7,114,801

Agree Realty Corporation
Notes to Consolidated Financial Statements

December 31,	2006	2005

Note payable in monthly installments of $25,631 including interest at 7.50% per annum, with the final monthly payment due May 2022; collateralized by related real estate and tenant lease	2,805,919	2,899,217

Note payable in monthly installments of $12,453 including interest at 6.95% per annum, with the final monthly payment due December 2017; collateralized by related real estate and tenant lease	1,025,489	1,101,815

Total	$48,291,247	$50,721,920

Future scheduled annual maturities of mortgages payable for years ending December 31 are as follows: 2007 — $2,531,080; 2008 — $2,749,772; 2009 - $2,937,232; 2010 — $3,137,505; 2011 — $3,351,470 and $33,584,188 thereafter.

Agree Realty Corporation
Notes to Consolidated Financial Statements

4. Notes Payable	The Operating Partnership has in place a $50 million line-of-credit agreement, which is guaranteed by the Company up to the maximum amount and for the full term. The agreement expires in November 2009 and can be extended, solely at the option of the Operating Partnership, for two additional one year periods. Advances under the Credit Facility bear interest within a range of one-month to twelve-month LIBOR plus 100 basis points to 150 basis points or the bank’s prime rate, at the option of the Company, based on certain factors such as the ratio of our indebtedness to the capital value of our properties.. In addition, we must maintain certain leverage and debt service coverage ratios, maintain our adjusted net worth at a minimum level, maintain our tax status as a REIT, and distribute no more than 95% of our adjusted funds from operations. The facility also requires that we pay a non-use fee of .125% of the unfunded balance if our outstanding balance is greater than $25 million or .20% of the unfunded balance if our outstanding balance is less than $25 million. The Credit Facility is used to fund property acquisitions and development activities. At December 31, 2006 and 2005, $20,500,000 and $17,000,000, respectively, was outstanding under this facility with a weighted average interest rate of 6.35% and 6.35%, respectively. The Credit Facility’s covenants were all complied with through December 31, 2006.

In addition, the Company maintains a $5,000,000 line-of-credit agreement. Monthly interest payments are required, either at the bank’s prime rate less 75 basis points, or 150 basis points in excess of the one-month to twelve month LIBOR rate, at the option of the Company. At December 31, 2006 and 2005, $-0- and $500,000, respectively, was outstanding under this agreement with a weighted average interest rate of 6.75%.

5. Dividends and Distributions Payable	On December 4, 2006 the Company declared a dividend of $.49 per share for the quarter ended December 31, 2006. The holders of OP Units were entitled to an equal distribution per OP Unit held as of December 31, 2006. The dividends and distributions payable are recorded as liabilities in the Company’s consolidated balance sheet at December 31, 2006. The dividend has been reflected as a reduction of stockholders’ equity and the distribution has been reflected as a reduction of the limited partners’ minority interest. These amounts were paid on January 4, 2007.

Agree Realty Corporation
Notes to Consolidated Financial Statements

6. Minority Interest	The following summarizes the changes in minority interest since January 1, 2004:

Minority Interest at January 1, 2004	$5,821,739
Minority interests’ share of income for the year	1,366,347
Distributions for the year	(1,313,231)

Minority Interest at December 31, 2004	5,874,855
Minority interests’ share of income for the year	1,423,932
Distributions for the year	(1,320,152)

Minority Interest at December 31, 2005	5,978,635
Minority interests’ share of income for the year	1,220,113
Distributions for the year	(1,320,155)

Minority Interest at December 31, 2006	$5,878,593

7. Stock Incentive Plan	The Company established a stock incentive plan in 1994 (the 1994 Plan) under which options were granted. The options, had an exercise price equal to the initial public offering price ($19.50/share), can be exercised in increments of 25% on each anniversary of the date of the grant, and expire upon employment termination. There were -0-, 4,900 and 4,900, options outstanding and exercisable at December 31, 2006, 2005 and 2004, respectively. There were 18,375 options exercised in 2004 and 4,900 options exercised in 2006. No options were granted during 2006, 2005 or 2004. In 2005, our stockholders approved the 2005 Equity Incentive Plan (the 2005 Plan) which replaced the 1994 Plan. The 2005 Plan authorizes the issuance of a maximum of one million shares of common stock.

Agree Realty Corporation
Notes to Consolidated Financial Statements

8. Stock Based Compensation	As part of the Company’s 2005 Equity Incentive Plan, restricted common shares are granted to certain employees. As of December 31, 2006, there was $3,268,045 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.80 years. We used a 0% discount factor and forfeiture rate for determining the fair value of restricted stock. The forfeiture rate was based on historical results and trends and we do not consider discount rates to be material. Pursuant to SFAS 123R, the Company reversed the previously recorded deferred compensation of $2,794,738 at December 31, 2005 during the year ended December 31, 2006. The impact did not change stockholders’ equity or reported net income.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. We granted 38,750 shares of restricted stock to employees and associates under the 2005 Equity Incentive Plan. The restricted shares vest over a 3 to 5 year period based on continued service to the Company. Restricted share activity is summarized as follows:

		Weighted
		Average
	Shares	Grant Date
	Outstanding	Fair Value
Non-vested restricted shares at December 31, 2004	81,770	$15.19
Restricted shares granted	73,000	$30.26
Restricted shares vested	(25,330)	$25.90
Restricted shares forfeited	—	—

Non-vested restricted shares at December 31, 2005	129,440	$21.59
Restricted shares granted	38,750	$33.83
Restricted shares vested	(37,070)	$22.59
Restricted shares forfeited	—	—

Non-vested restricted shares at December 31, 2006	131,120	$24.92

Agree Realty Corporation
Notes to Consolidated Financial Statements

9. Profit-Sharing Plan	The Company has a discretionary profit-sharing plan whereby it contributes to the plan such amounts as the Board of Directors of the Company determines. The participants in the plan cannot make any contributions to the plan. Contributions to the plan are allocated to the employees based on their percentage of compensation to the total compensation of all employees for the plan year. Participants in the plan become fully vested after six years of service. No contributions were made to the plan in 2006, 2005 or 2004.

10. Rental Income	The Company leases premises in its properties to tenants pursuant to lease agreements, which provide for terms ranging generally from 5 to 25 years. The majority of leases provide for additional rents based on tenants’ sales volume. The weighted average lease term is 11.5 years.

As of December 31, 2006, the future minimum rentals for the next five years from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows (in thousands):

2007	$30,415
2008	29,550
2009	28,606
2010	27,593
2011	25,294
Thereafter	196,809

Total	$338,267

Of these future minimum rentals, approximately 35% of the total is attributable to Borders, Inc., approximately 34% of the total is attributable to Walgreen and approximately 9% is attributable to Kmart Corporation a wholly-owned subsidiary of Sears Holdings Corporation. Borders is a major operator of book superstores in the United States, Walgreen operates in the national drugstore chain industry and Kmart’s principal business is general merchandise retailing through a chain of discount department stores. The loss of any of these anchor tenants or the inability of any of them to pay rent could have an adverse effect on the Company’s business.

Agree Realty Corporation
Notes to Consolidated Financial Statements

11. Lease Commitments	The Company has entered into certain land lease agreements for four of its properties. As of December 31, 2006, future annual lease commitments under these agreements are as follows:

For the Year ending December 31,

2007	$674,200
2008	658,867
2009	648,200
2010	691,375
2011	695,300
Thereafter	8,243,822

Total	$11,609,764

Agree Realty Corporation
Notes to Consolidated Financial Statements

12. Interim Results (Unaudited)	The following summary represents the unaudited results of operations of the Company, expressed in thousands except per share amounts, for the periods from January 1, 2005 through December 31, 2006. Certain amounts have been reclassified to conform to the current presentation of discontinued operations:

Three Months Ended
2006	March 31,	June 30,	September 30,	December 31,

Revenues	$8,272	$7,994	$8,114	$8,528

Income before discontinued operations	$3,387	$3,519	$3,406	$3,662
Discontinued operations, net of minority interest	—	—	—	—

Net Income	$3,387	$3,519	$3,406	$3,662

Earnings Per Share — Diluted	$.44	$.46	$.44	$.49

Three Months Ended
2005	March 31,	June 30,	September 30,	December 31,

Revenues	$7,824	$7,737	$7,690	$8,328

Income before discontinued operations	$3,164	$3,379	$3,316	$3,449
Write-off of acquisition advances	—	—	—	400
Discontinued operations, net of minority interest	138	140	138	2,724

Net Income	$3,302	$3,519	$3,454	$5,773

Earnings Per Share — Diluted	$.45	$.46	$.45	$.78

Agree Realty Corporation
Notes to Consolidated Financial Statements

13. Deferred Revenue	In July 2004, our tenant in two joint venture properties located in Ann Arbor, MI and Boynton Beach, FL repaid $13.8 million that had been contributed by our joint venture partner. As a result of this repayment the Company became the sole member of the limited liability companies holding the properties. Total assets of the two properties were approximately $13.8 million. We have treated the $13.8 million repayment of the capital contribution as deferred revenue and accordingly, will recognize rental income over the term of the related leases.

Agree Realty Corporation
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2006

Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H
										Life on Which
				Costs	Gross Amount at Which Carried					Depreciation in
		Initial Cost		Capitalized	At Close of Period					Latest Income
			Buildings and	Subsequent to		Buildings and		Accumulated	Date of	Statement
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction	is Computed

Completed Retail Facilities
Sam’s Club, MI	$622,941	$550,000	$562,404	$1,087,596	$550,000	$1,650,000	$2,200,000	$1,288,027	1977	40 Years
Capital Plaza, KY	—	7,379	2,240,607	3,223,736	7,379	5,464,343	5,471,722	1,761,206	1978	40 Years
Charlevoix Common, MI	—	305,000	5,152,992	106,718	305,000	5,259,710	5,564,710	2,109,775	1991	40 Years
Chippewa Commons, WI	—	1,197,150	6,367,560	439,818	1,197,150	6,807,378	8,004,528	2,715,048	1990	40 Years
Grayling Plaza, MI	—	200,000	1,778,657	—	200,000	1,778,657	1,978,657	1,017,395	1984	40 Years
Ironwood Commons, MI	—	167,500	8,181,306	261,074	167,500	8,442,380	8,609,880	3,263,230	1991	40 Years
Marshall Plaza Two, MI	—	—	4,662,230	115,294	—	4,777,524	4,777,524	1,864,068	1990	40 Years
North Lakeland Plaza, FL	2,698,890	1,641,879	6,364,379	1,525,238	1,641,879	7,889,617	9,531,496	3,438,950	1987	40 Years
Oscoda Plaza, MI	—	183,295	1,872,854	—	183,295	1,872,854	2,056,149	1,066,792	1984	40 Years
Petoskey Town Center, MI	—	875,000	8,895,289	223,581	875,000	9,118,870	9,993,870	3,583,749	1990	40 Years
Plymouth Commons, WI	—	535,460	5,667,504	282,915	535,460	5,950,419	6,485,879	2,377,104	1990	40 Years
Rapids Associates, MI	—	705,000	6,854,790	27,767	705,000	6,882,557	7,587,557	2,787,776	1990	40 Years
Shawano Plaza, WI	—	190,000	9,133,934	176,471	190,000	9,310,405	9,500,405	3,818,357	1990	40 Years
West Frankfort Plaza, IL	—	8,002	784,077	143,258	8,002	927,335	935,337	511,482	1982	40 Years
Omaha, NE	1,065,055	1,705,619	2,053,615	2,152	1,705,619	2,055,767	3,761,386	571,752	1995	40 Years
Wichita, KS	779,952	1,039,195	1,690,644	24,666	1,039,195	1,715,310	2,754,505	476,996	1995	40 Years
Santa Barbara, CA	1,585,279	2,355,423	3,240,557	2,650	2,355,423	3,243,207	5,598,630	902,007	1995	40 Years
Monroeville, PA	—	6,332,158	2,249,724	—	6,332,158	2,249,724	8,581,882	569,208	1996	40 Years
Norman, OK	—	879,562	1,626,501	—	879,562	1,626,501	2,506,063	416,601	1996	40 Years
Columbus, OH	—	826,000	2,336,791	—	826,000	2,336,791	3,162,791	637,747	1996	40 Years
Aventura, FL	—	—	3,173,121	—	—	3,173,121	3,173,121	849,471	1996	40 Years
Boyton Beach, FL	1,013,146	1,534,942	2,043,122	—	1,534,942	2,043,122	3,578,064	514,849	1996	40 Years
Lawrence, KS	2,805,919	981,331	3,000,000	349,127	981,331	3,349,127	4,330,458	736,488	1997	40 Years
Waterford, MI	2,124,472	971,009	1,562,869	135,390	971,009	1,698,259	2,669,268	381,074	1997	40 Years
Chesterfield Township, MI	2,332,684	1,350,590	1,757,830	(46,164)	1,350,590	1,711,666	3,062,256	364,309	1998	40 Years
Grand Blanc, MI	2,228,578	1,104,285	1,998,919	13,968	1,104,285	2,012,887	3,117,172	402,923	1998	40 Years
Pontiac, MI	2,136,824	1,144,190	1,808,955	(113,506)	1,144,190	1,695,449	2,839,639	351,394	1998	40 Years
Mt. Pleasant Shopping Center, MI	—	907,600	8,081,968	410,600	907,600	8,492,568	9,400,168	2,307,181	1973	40 Years
Tulsa, OK	—	1,100,000	2,394,512	—	1,100,000	2,394,512	3,494,512	514,219	1998	40 Years
Columbia, MD	3,022,252	1,545,509	2,093,700	286,589	1,545,509	2,380,289	3,925,798	439,950	1999	40 Years
Rochester, MI	3,182,078	2,438,740	2,188,050	1,949	2,438,740	2,189,999	4,628,739	410,601	1999	40 Years

Agree Realty Corporation
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2006

Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H
										Life on Which
				Costs	Gross Amount at Which Carried					Depreciation in
		Initial Cost		Capitalized	At Close of Period					Latest Income
			Buildings and	Subsequent to		Buildings and		Accumulated	Date of	Statement
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction	is Computed

Ypsilanti, MI	2,874,033	2,050,000	2,222,097	29,624	2,050,000	2,251,721	4,301,721	394,095	1999	40 Years
Germantown, MD	2,841,973	1,400,000	2,288,890	45,000	1,400,000	2,333,890	3,733,890	411,488	2000	40 Years
Petoskey, MI	1,999,120	—	2,332,473	(1,721)	—	2,330,752	2,330,752	389,258	2000	40 Years
Flint, MI	3,015,352	2,026,625	1,879,700	(1,201)	2,026,625	1,878,499	3,905,124	281,778	2000	40 Years
Flint, MI	2,594,569	1,477,680	2,241,293	—	1,477,680	2,241,293	3,718,973	329,188	2001	40 Years
New Baltimore, MI	2,213,481	1,250,000	2,285,781	(16,502)	1,250,000	2,269,279	3,519,279	305,109	2001	40 Years
Flint, MI	999,141	1,729,851	1,798,091	660	1,729,851	1,798,751	3,528,602	211,690	2002	40 Years
Oklahoma City, OK	3,657,092	1,914,859	2,057,034	—	1,914,859	2,057,034	3,971,893	218,171	2002	40 Years
Omaha, NE	3,355,769	1,530,000	2,237,702	—	1,530,000	2,237,702	3,767,702	237,311	2002	40 Years
Indianapolis, IN	1,025,489	180,000	1,117,617	—	180,000	1,117,617	1,297,617	118,582	2002	40 Years
Big Rapids, MI	909,998	1,201,675	2,014,107	(2,000)	1,201,675	2,012,107	3,213,782	188,674	2003	40 Years
Flint, MI	—	—	471,272	(201,809)	—	269,463	269,463	17,964	2003	20 Years
Ann Arbor, MI	6,881,562	1,727,590	6,009,488	—	1,727,590	6,009,488	7,737,078	610,142	2003	40 Years
Tulsa, OK	—	2,000,000	2,740,507	—	2,000,000	2,740,507	4,740,507	231,327	2003	40 Years
Canton Twp., MI	1,049,122	1,550,000	2,132,096	23,020	1,550,000	2,155,116	3,705,116	166,074	2003	40 Years
Flint, MI	990,780	1,537,400	1,961,674	—	1,537,400	1,961,674	3,499,074	139,035	2004	40 Years
Webster, NY	1,143,601	1,600,000	2,438,781	—	1,600,000	2,438,781	4,038,781	170,208	2004	40 Years
Albion, NY	1,398,180	1,900,000	3,037,864	—	1,900,000	3,037,864	4,937,864	161,387	2004	40 Years
Flint, MI	902,640	1,029,000	2,165,463	(6,666)	1,029,000	2,158,797	3,187,797	114,645	2004	40 Years
Lansing, MI	—	785,000	348,501	3,045	785,000	351,546	1,136,546	21,934	2004	40 Years
Boynton Beach, FL	1,144,278	1,569,000	2,363,524	108,651	1,569,000	2,472,175	4,041,175	149,021	2004	40 Years
Ann Arbor, MI	2,876,529	1,700,000	8,308,854	150,000	1,700,000	8,458,854	10,158,854	636,333	2004	40 Years
Midland, MI	1,320,468	2,350,000	2,313,413	—	2,350,000	2,313,413	4,663,413	84,343	2005	40 Years
Grand Rapids, MI	—	1,450,000	2,646,591	—	1,450,000	2,646,591	4,096,591	88,220	2005	40 Years
Delta Twp., MI	—	2,075,000	2,535,971	7,015	2,075,000	2,542,986	4,617,986	74,225	2005	40 Years
Roseville., MI	—	1,771,000	2,327,052	—	1,771,000	2,327,052	4,098,052	65,448	2005	40 Years
Mt Pleasant., MI	—	1,075,000	1,432,390	4,787	1,075,000	1,437,177	2,512,177	38,913	2005	40 Years
N Cape May, NJ.,	—	1,075,000	1,430,092	495	1,075,000	1,430,587	2,505,587	38,740	2005	40 Years
Summit Twp, MI	—	998,460	1,336,357	—	998,460	1,336,357	2,334,817	9,721	2006	40 Years

Sub Total	68,791,247	73,734,958	180,294,136	8,823,285	73,734,958	189,117,421	262,852,379	48,352,753

Retail Facilities Under Development
Livonia, MI	—	1,200,000	1,144,378	—	1,200,000	1,144,378	2,344,378	—	N/A	N/A
Other	—	2,601,500	449,450	—	2,601,500	449,450	3,050,950	—	N/A	N/A

	—	3,801,500	1,593,828	—	3,801,500	1,593,828	5,395,328	—

Total	$68,791,247	$77,536,458	$181,887,964	$8,823,285	$77,536,458	$190,711,249	$268,247,707	$48,352,753

Agree Realty Corporation
Notes to Schedule III
December 31, 2006
1)	Reconciliation of Real Estate Properties
The following table reconciles the Real Estate Properties from January 1, 2004 to December 31, 2006:

	2006	2005	2004

Balance at January 1	$258,332,265	$252,426,862	$220,358,955
Construction and acquisition costs	9,915,442	15,260,671	34,736,096
Sale of real estate asset	—	(9,355,268)	(2,668,189)

Balance at December 31	$268,247,707	$258,332,265	$252,426,862

2)	Reconciliation of Accumulated Depreciation
The following table reconciles the accumulated depreciation from January 1, 2004 to December 31, 2006:

	2006	2005	2004

Balance at January 1	$43,771,581	$41,727,987	$38,475,767
Current year depreciation expense	4,581,172	4,676,257	4,372,362
Sale of real estate asset	—	(2,632,663)	(1,120,142)

Balance at December 31	$48,352,753	$43,771,581	$41,727,987

3)	Tax Basis of Buildings and Improvements
The aggregate cost of Building and Improvements for federal income tax purposes is approximately $22,268,000 less than the cost basis used for financial statement purpose.