Form 10-Q
period 2007-03-31
AGREE REALTY CORP
filed 2007-05-09
CIK 917251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Yes       ☐            No       ☑
As of May 9, 2007, the Registrant had 7,750,496 shares of common stock, $0.0001 par value, outstanding.

Agree Realty Corporation
Form 10-Q

Agree Realty Corporation
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2007	2006

Assets

Real Estate Investments
Land	$78,611,458	$77,536,458
Buildings	189,192,954	189,117,421
Property under development	3,159,751	1,593,828

	270,964,163	268,247,707
Less accumulated depreciation	(49,558,930)	(48,352,753)

Net real estate investments	221,405,233	219,894,954

Cash and Cash Equivalents	168,312	463,730

Accounts Receivable — Tenants, net of allowance of $20,000 for possible losses at March 31, 2007 and December 31, 2006	377,736	732,141

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $4,528,272 and $4,482,272 at March 31, 2007 and December 31, 2006	973,905	1,019,905
Leasing costs, net of accumulated amortization of $678,061 and $665,811 at March 31, 2007 and December 31, 2006	417,695	421,229

Other Assets	1,252,258	982,640

	$224,595,139	$223,514,599

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2007	2006

Liabilities and Stockholders’ Equity

Mortgages Payable	$47,720,435	$48,291,247

Notes Payable	23,075,000	20,500,000

Dividends and Distributions Payable	4,107,512	4,111,807

Deferred Revenue	11,931,567	12,103,954

Accrued Interest Payable	301,741	239,318

Accounts Payable
Capital expenditures	370,310	766,378
Operating	691,801	1,140,617

Tenant Deposits	64,085	64,085

Total Liabilities	88,262,451	87,217,406

Minority Interest	5,862,042	5,878,593

Stockholders’ Equity
Common stock, $0.0001 par value; 20,000,000 shares authorized, 7,750,496 shares issued and outstanding	775	775
Additional paid-in capital	141,521,493	141,276,763
Deficit	(11,051,622)	(10,858,938)

Total Stockholders’ Equity	130,470,646	130,418,600

	$224,595,139	$223,514,599

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

Revenues
Minimum rents	$7,687,360	$7,532,443
Percentage rents	13,679	14,071
Operating cost reimbursements	756,350	711,625
Other income	6,103	14,359

Total Revenues	8,463,492	8,272,498

Operating Expenses
Real estate taxes	457,361	440,276
Property operating expenses	510,447	547,128
Land lease payments	170,050	195,465
General and administrative	996,263	1,050,957
Depreciation and amortization	1,234,186	1,202,313

Total Operating Expenses	3,368,307	3,436,139

Income From Continuing Operations	5,095,185	4,836,359

Other (Expense)
Interest expense, net	(1,176,639)	(1,153,567)

Income Before Minority Interest	3,918,546	3,682,792

Minority Interest	(313,487)	(296,098)

Net Income	$3,605,059	$3,386,694

Earnings per Share – Basic	$0.47	$0.45

Earnings Per Share – Dilutive	$0.47	$0.45

Weighted Average Number of Common Shares Outstanding – Basic	7,643,026	7,605,496

Weighted Average Number of Common Shares Outstanding – Dilutive	7,685,616	7,652,469

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statement of Stockholders’ Equity (Unaudited)

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital	Deficit

Balance, January 1, 2007	7,750,496	$775	$141,276,763	$(10,858,938)

Vesting of restricted stock	—	—	244,730	—

Dividends declared for the period January 1, 2007 to March 31, 2007	—	—	—	(3,797,743)

Net income for the period January 1, 2007 to March 31, 2007	—	—	—	3,605,059

Balance, March 31, 2007	7,750,496	$775	$141,521,493	$(11,051,622)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

Cash Flows From Operating Activities
Net income	$3,605,059	$3,386,694
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,220,048	1,190,712
Amortization	60,138	42,601
Stock-based compensation	244,730	202,000
Minority interests	313,487	296,098
Decrease in accounts receivable	354,405	281,457
(Decrease) increase in other assets	(285,377)	35,159
Decrease in accounts payable	(448,816)	(573,253)
Decrease in deferred revenue	(172,387)	(172,387)
Increase (decrease) in accrued interest	62,423	(12,020)
Decrease in tenant deposits	—	(905)

Net Cash Provided By Operating Activities	4,953,710	4,676,156

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $105,000 in 2007 and $23,000 in 2006)	(2,346,146)	(34,093)

Net Cash Used In Investing Activities	(2,346,146)	(34,093)

Cash Flows From Financing Activities
Payments of mortgages payable	(570,812)	(592,728)
Dividends and limited partners’ distributions paid	(4,132,076)	(4,102,505)
Line-of-credit net borrowings (payments)	2,575,000	(5,300,000)
Repayments of capital expenditure payables	(766,378)	(112,687)
Payment of leasing costs	(8,716)	(10,283)

Net Cash Used In Financing Activities	(2,902,982)	(10,118,203)

Net Decrease In Cash and Cash Equivalents	(295,418)	(5,476,140)
Cash and Cash Equivalents, beginning of period	463,730	5,714,540

Cash and Cash Equivalents, end of period	$168,312	$238,400

Agree Realty Corporation
Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

Supplemental Disclosure of Cash flow Information
Cash paid for interest (net of amounts capitalized)	$1,068,216	$1,134,682

Supplemental Disclosure of Non-Cash Transactions
Dividends and limited partners’ distributions declared and unpaid	$4,107,512	$4,093,131

Real estate investments financed with accounts payable	$370,310	$120,187

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Notes to Consolidated Financial Statements
1. Basis of Presentation
The accompanying unaudited consolidated financial statements for the three months ended March 31, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
2. Stock Based Compensation
On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payments” (SFAS 123R), under the modified prospective method. Under the modified prospective method, compensation cost is recognized for all awards granted after the adoption of this standard and for the unvested portion of previously granted awards that are outstanding as of that date. In accordance with SFAS 123R, we estimate the fair value of restricted stock and stock option grants at the date of grant and amortize those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.
As of March 31, 2007, there was $3,023,315 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.84 years. We used a 0% discount factor and forfeiture rate for determining the fair value of restricted stock. The forfeiture rate was based on historical results and trends and we do not consider discount rates to be material.
The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

Agree Realty Corporation
Notes to Financial Statements
2. Stock Based Compensation (continued)

		Weighted
		Average
	Shares	Grant Date
	Outstanding	Fair Value
Unvested restricted shares at December 31, 2006	131,120	$29.42
Restricted shares granted	—	—
Restricted shares vested	(23,650)	24.51
Restricted shares forfeited	—	—

Unvested restricted shares at March 31, 2007	107,470	30.50

3. Earnings Per Share
Earnings per share has been computed by dividing the net income by the weighted average number of common shares outstanding. The per share amounts reflected in the consolidated statements of income are presented in accordance with SFAS No. 128 “Earnings per Share”.
The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended March 31,
	2007	2006
Weighted average number of common shares outstanding	7,750,496	7,706,846
Unvested restricted stock	(107,470)	(101,350)

Weighted average number of common shares outstanding used in basic earnings per share	7,643,026	7,605,496

Weighted average number of common shares outstanding used in basic earnings per share	7,643,026	7,605,496
Effect of dilutive securities:
Restricted stock	42,590	45,178
Common stock options	—	1,795

Weighted average number of common shares outstanding used in diluted earnings per share	7,685,616	7,652,469

Agree Realty Corporation
Part I

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent our expectations, plans and beliefs concerning future events and may be identified by terminology such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Although the forward-looking statements made in this report are based on good faith beliefs, reasonable assumptions and our best judgment reflecting current information, certain factors could cause actual results to differ materially from such forward–looking statements, including but not limited to; the effect of economic and market conditions; risks that our acquisition and development projects will fail to perform as expected; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; loss or bankruptcy of one or more of our major retail tenants; a failure of our properties to generate additional income to offset increases in operating expenses; and other factors discussed elsewhere in this report and our other filings with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended December 31, 2006. Given these uncertainties, you should not place undue reliance on our forward-looking statements. Except as required by law, we assume no obligation to update these forward–looking statements, even if new information becomes available in the future.
Overview
We were established to continue to operate and expand the retail property business of our predecessor. We commenced operations in April 1994. Our assets are held by, and all operations are conducted through, Agree Limited Partnership (the Operating Partnership), of which Agree Realty Corporation is the sole general partner and held a 92% interest as of March 31, 2007. We are operating so as to qualify as a real estate investment trust (REIT) for federal income tax purposes.
The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Form 10-Q.

Agree Realty Corporation
Part I
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted this statement in the first quarter of 2007. The impact of adopting FIN 48 did not have any impact on our financial position or results of operations.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands the disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosure about fair value measurements. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price) and not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). This statement also emphasizes that fair value is a market-based measurement, not an entity specific measurement, and subsequently a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The statement also clarifies the market participant assumptions about risk and assumption about the effect of a restriction on the sale or use of an asset. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years. This statement should be applied prospectively as of the beginning of the year in which this statement is initially applied. A limited form of retrospective application of SFAS No. 157 is allowed for certain financial instruments. We are currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption of SFAS No. 157 will have on our financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption of SFAS No. 159 will have on our financial position or results of operations.

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
Minimum rental income attributable to leases is recorded when due from tenants. Certain leases provide for additional percentage rents based on tenants’ sales volumes. These percentage rents are recognized when determinable by us. In addition, leases for certain tenants contain rent escalations and/or free rent during the first several months of the lease term; however such amounts are generally not material.
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

Agree Realty Corporation
Part I
Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006
Minimum rental income increased $155,000, or 2%, to $7,687,000 in 2007, compared to $7,532,000 in 2006. The increase was the result of the development of a Walgreens at our Capital Plaza Shopping Center in December 2006 and the acquisition of a Rite Aid Drug Store in Summit Township, Michigan in September 2006.
Percentage rental income remained constant at $14,000 in 2007 and 2006.
Operating cost reimbursements increased $44,000, or 6%, to $756,000 in 2007, compared to $712,000 in 2006. Operating cost reimbursements increased due to the increase in property operating expenses as explained below.
Other income decreased $8,000 to $6,000 in 2007, compared to $14,000 in 2006. The decrease was primarily the result of other income recognized of $8,000 in 2006. There was no such income in 2007.
Real estate taxes increased $17,000, or 4%, to $457,000 in 2007, compared to $440,000 in 2006. The increase was the result of general assessment adjustments.
Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) decreased ($37,000), or 7%, to $510,000 in 2007 compared to $547,000 in 2006. The net decrease was the result of decreased shopping center maintenance costs of ($45,000); a decrease in snow removal costs of ($15,000); an increase in utility costs of $6,000; and an increase in insurance costs of $17,000 in 2007 versus 2006.
Land lease payments decreased $25,000, or 13%, to $170,000 in 2007 compared to $195,000 in 2006. The decrease was the result of our purchase of the fee interest in the land located at our Lawrence, Kansas property previously leased.
General and administrative expenses decreased by $55,000, or 5%, to $996,000 in 2007, compared to $1,051,000 in 2006. The net decrease was the result of increased compensation related expenses as a result of salary increases and the value of employee stock awards of $64,000; a decrease in contracted services to investigate development opportunities of ($25,000); a decrease in legal and auditing cost of ($80,000) and decreased property related expenses of ($14,000). General and administrative expenses as a percentage of total rental income decreased from 13.9% for 2006 to 12.9% for 2007.
Depreciation and amortization increased $32,000, or 3%, to $1,234,000 in 2007, compared to $1,202,000 in 2006. The increase was the result of the development and acquisition of the two properties in 2006.

Agree Realty Corporation
Part I
Interest expense increased $23,000, or 2%, to $1,177,000 in 2007, from $1,154,000 in 2006. The increase in interest expense resulted from increased borrowings to fund the development and acquisition of the two properties in 2006.
Our income before minority interest and discontinued operations increased $236,000, or 6%, to $3,919,000 in 2007 from $3,683,000 in 2006 as a result of the foregoing factors.
Liquidity and Capital Resources
Our principal demands for liquidity are distributions to our stockholders, debt repayment, development of new properties and future property acquisitions.
During the quarter ended March 31, 2007, we declared a quarterly dividend of $0.49 per share. The dividend was paid on April 12, 2007 to holders of record on March 30, 2007.
As of March 31, 2007, we had total mortgage indebtedness of $47,720,435 with a weighted average interest rate of 6.64%. Future scheduled annual maturities of mortgages payable for the years ending March 31, are as follows: 2008 — $2,630,803; 2009 — $2,795,481; 2010 — $2,986,064; 2011 — $3,189,677; and 2012 — $3,407,209. This mortgage debt is all fixed rate debt.
In addition, the Operating Partnership has in place a $50 million credit facility (Credit Facility) with LaSalle Bank, as the agent, which is guaranteed by the Company. The Credit Facility matures in November 2009 and can be extended at our option, for two additional one-year periods. Advances under the Credit Facility bear interest within a range of one-month to twelve-month LIBOR plus 100 basis points to 150 basis points or the lender’s prime rate, at our option, based on certain factors such as the ratio of our indebtedness to the capital value of our properties. The Credit Facility is used to fund property acquisitions and development activities. As of March 31, 2007, $20,500,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 6.32%.
We also have in place a $5 million line of credit (Line of Credit), which matures in November 30, 2007, and which we expect to renew for an additional 12-month period. The Line of Credit bears interest at the lender’s prime rate less 75 basis points or 150 basis points in excess of the one-month to twelve-month LIBOR rate, at our option. The purpose of the Line of Credit is to provide working capital and fund land options and start-up costs associated with new projects. As of March 31, 2007, $2,575,000 was outstanding under the Line of Credit bearing a weighted average interest rate of 7.50%.

Agree Realty Corporation
Part I
The following table outlines our contractual obligations (in thousands) as of March 31, 2007.

	Total	Yr 1	2-3 Yrs	4-5 Yrs	Over 5 Yrs

Mortgages Payable	$47,720	$2,631	$5,781	$6,597	$32,711

Notes Payable	23,075	2,575	20,500	—	—

Land Lease Obligation	11,610	674	1,305	1,387	8,244

Interest Payments on Mortgages And Notes Payable	26,175	4,375	7,708	4,817	9,275

Other Long-Term Liabilities	—	—	—	—	—

Total	$108,410	$10,255	$35,294	$12,801	$50,060

We have two development projects under construction that will add an additional 29,311 square feet of GLA to our portfolio. The projects are expected to be completed during the second and third quarter of 2007. Additional funding required to complete the projects are estimated to be $2,827,000, which is not reflected in the table above, and will be funded through advances under the Credit Facility.
We intend to meet our short-term liquidity requirements, including capital expenditures related to the leasing and improvement of the properties, through cash flow provided by operations and the Line of Credit and the Credit Facility. We believe that adequate cash flow will be available to fund our operations and pay dividends in accordance with REIT requirements. We may obtain additional funds for future development or acquisitions through other borrowings or the issuance of additional shares of common stock. We intend to incur additional debt in a manner consistent with our policy of maintaining a ratio of total debt (including construction and acquisition financing) to total market capitalization of 65% or less. We believe that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs.
We plan to begin construction of additional pre-leased developments and may acquire additional properties, which will initially be financed by the Credit Facility and Line of Credit. We will periodically refinance short-term construction and acquisition financing with long-term debt and / or equity.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financing arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.

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
Funds from Operations
Funds from Operations (FFO) is defined by the National Association of Real Estate Investment Trusts, Inc. (NAREIT) to mean net income computed in accordance with generally accepted accounting principles (GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself.
FFO should not be considered as an alternative to net income as the primary indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. Further, while we adhere to the NAREIT definition of FFO, our presentation of FFO is not necessarily comparable to similarly titled measures of other REITs due to the fact that not all REITs use the same definition.

Agree Realty Corporation
Part I
The following tables illustrate the calculation of FFO for the three months ended March 31, 2007 and 2006:

Three Months Ended March 31,	2007	2006

Net income	$3,605,059	$3,386,694
Depreciation of real estate assets	1,208,065	1,177,360
Amortization of leasing costs	12,250	9,713
Minority interest	313,487	296,098

Funds from Operations	$5,138,861	$4,869,865

Weighted Average Shares and OP Units Outstanding — Dilutive	8,359,163	8,326,016

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
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments (in thousands) and the weighted average interest rates on remaining debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes.
March 31,

	2007	2008	2009	2010	2011	Thereafter	Total
Fixed rate debt	$2,631	$2,795	$2,986	$3,190	$3,407	$32,711	$47,720
Average interest rate	6.64%	6.64%	6.64%	6.64%	6.64%	6.64%	—
Variable rate debt	2,575	—	$20,500	—	—	—	$23,075
Average interest rate	7.50%	—	6.32%	—	—	—	—
The fair value (in thousands) is estimated at $47,720 and $23,075 for fixed rate debt and variable rate debt, respectively.
The table above incorporates those exposures that exist as of March 31, 2007; it does not consider those exposures or positions, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.
We do not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure.
A 10% adverse change in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $148,000.

Agree Realty Corporation
Part I
ITEM 4. CONTROLS AND PROCEDURES
At December 31, 2006, management identified the following material weakness in our internal controls:
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
Based on this evaluation as of March 31, 2007, and due to the material weaknesses in our internal control over financial reporting as described above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. There was no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
Item 1A. Risk Factors
     There were no material changes in our risk factors set forth under Item 1A of Part I of our most recently filed Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None

Agree Realty Corporation
Part II
Item 6. Exhibits
3.1	Articles of Incorporation and Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (Registration Statement No. 33-73858, as amended (“Agree S-11”))

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, President and Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Vice President and Chief Financial Officer

Agree Realty Corporation
Part II
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Agree Realty Corporation

/s/ RICHARD AGREE Richard Agree
President and Chief Executive Officer
(Principal Executive Officer)

/s/ KENNETH R. HOWE Kenneth R. Howe
Vice-President — Finance and Secretary
(Principal Financial and Accounting Officer)

Date: May 9, 2007