Form 10-Q
period 2007-06-30
AGREE REALTY CORP
filed 2007-08-07
CIK 917251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Registrant’s telephone number, including area code: (248) 737-4190
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐      No ☑
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
Yes ☐      No ☑
As of August 7, 2007, the Registrant had 7,751,746 shares of common stock, $0.0001 par value, outstanding.

Agree Realty Corporation
Form 10-Q

Agree Realty Corporation
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2007	2006

Assets

Real Estate Investments
Land	$80,418,958	$77,536,458
Buildings	193,322,614	189,117,421
Property under development	1,762,579	1,593,828

	275,504,151	268,247,707
Less accumulated depreciation	(50,792,892)	(48,352,753)

Net real estate investments	224,711,259	219,894,954

Cash and Cash Equivalents	161,634	463,730

Accounts Receivable — Tenants, net of allowance of $20,000 for possible losses at June 30, 2007 and December 31, 2006	403,647	732,141

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $4,574,272 and $4,482,272 at June 30, 2007 and December 31, 2006	927,905	1,019,905
Leasing costs, net of accumulated amortization of $690,503 and $665,811 at June 30, 2007 and December 31, 2006	410,037	421,229

Other Assets	1,063,133	982,640

	$227,677,615	$223,514,599

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2007	2006

Liabilities and Stockholders’ Equity

Mortgages Payable	$47,077,756	$48,291,247

Notes Payable	26,200,000	20,500,000

Dividends and Distributions Payable	4,123,402	4,111,807

Deferred Revenue	11,759,180	12,103,954

Accrued Interest Payable	292,201	239,318

Accounts Payable
Capital expenditures	1,230,060	766,378
Operating	564,822	1,140,617

Tenant Deposits	64,085	64,085

Total Liabilities	91,311,506	87,217,406

Minority Interest	5,845,324	5,878,593

Stockholders’ Equity
Common stock, $0.0001 par value; 20,000,000 shares authorized, 7,750,496 shares issued and outstanding	775	775
Additional paid-in capital	141,766,223	141,276,763
Deficit	(11,246,213)	(10,858,938)

Total Stockholders’ Equity	130,520,785	130,418,600

	$227,677,615	$223,514,599

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Income (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006

Revenues
Minimum rents	$15,329,914	$14,962,673
Percentage rents	16,026	27,285
Operating cost reimbursements	1,482,457	1,421,429
Other income	12,621	28,481

Total Revenues	16,841,018	16,439,868

Operating Expenses
Real estate taxes	924,508	902,165
Property operating expenses	946,609	928,272
Land lease payments	338,600	390,930
General and administrative	1,971,662	2,072,831
Depreciation and amortization	2,496,649	2,405,835

Total Operating Expenses	6,678,028	6,700,033

Income From Operations	10,162,990	9,739,835

Other (Expense)
Interest expense, net	(2,327,970)	(2,292,215)

Income Before Minority Interest	7,835,020	7,447,620

Minority Interest	(626,809)	(598,791)

Net Income	$7,208,211	$6,848,829

Earnings Per Share – Basic	$0.94	$0.90

Earnings Per Share – Dilutive	$0.94	$0.89

Weighted Average Number of Common Shares Outstanding – Basic	7,643,026	7,605,496

Weighted Average Number of Common Shares Outstanding – Dilutive	7,692,133	7,660,300

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2007	June 30, 2006

Revenues
Minimum rents	$7,642,554	$7,430,230
Percentage rents	2,347	13,214
Operating cost reimbursements	726,107	709,804
Other income	6,518	14,122

Total Revenues	8,377,526	8,167,370

Operating Expenses
Real estate taxes	467,147	461,889
Property operating expenses	436,162	381,144
Land lease payments	168,550	195,465
General and administrative	975,399	1,021,874
Depreciation and amortization	1,262,463	1,203,522

Total Operating Expenses	3,309,721	3,263,894

Income From Operations	5,067,805	4,903,476

Other (Expense)
Interest expense, net	(1,151,331)	(1,138,648)

Income Before Minority Interest	3,916,474	3,764,828

Minority Interest	(313,322)	(302,693)

Net Income	$3,603,152	$3,462,135

Earnings Per Share – Basic	$0.47	$0.46

Earnings Per Share – Dilutive	$0.47	$0.45

Weighted Average Number of Common Shares Outstanding – Basic	7,643,026	7,605,496

Weighted Average Number of Common Shares Outstanding – Dilutive	7,691,475	7,661,478

See accompanying notes to consolidated financial statements

Agree Realty Corporation
Consolidated Statements of Stockholders’ Equity (Unaudited)

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital	Deficit

Balance, January 1, 2007	7,750,496	$775	$141,276,763	$(10,858,938)

Vesting of restricted stock	—	—	489,460	—

Dividends declared for the period January 1, 2007 to June 30, 2007	—	—	—	(7,595,486)

Net income for the period January 1, 2007 to June 30, 2007	—	—	—	7,208,211

Balance, June 30, 2007	7,750,496	$775	$141,766,223	$(11,246,213)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006

Cash Flows From Operating Activities
Net income	$7,208,211	$6,848,829
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,468,181	2,381,569
Amortization	120,468	86,266
Stock-based compensation	489,460	404,000
Minority interests	626,809	598,791
Decrease in accounts receivable	328,494	455,252
Decrease (increase) in other assets	(112,311)	6,347
Decrease in accounts payable	(575,795)	(668,871)
Decrease in deferred revenue	(344,774)	(344,775)
Increase in accrued interest	52,883	4,221
Increase in tenant deposits	—	3,134

Net Cash Provided By Operating Activities	10,261,626	9,774,763

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $265,000 in 2007 and $58,000 in 2006)	(6,026,384)	(529,042)

Net Cash Used In Investing Activities	(6,026,384)	(529,042)

Cash Flows From Financing Activities
Payments of mortgages payable	(1,213,491)	(1,195,305)
Dividends and distributions paid	(8,243,969)	(8,204,749)
Line-of-credit net borrowings (payments)	5,700,000	(5,200,000)
Repayments of capital expenditure payables	(766,378)	(112,687)
Payment of leasing costs	(13,500)	(31,594)

Net Cash Used In Financing Activities	(4,537,338)	(14,744,335)

Net Decrease In Cash and Cash Equivalents	(302,096)	(5,498,614)
Cash and Cash Equivalents, beginning of period	463,730	5,714,540

Cash and Cash Equivalents, end of period	$161,634	$215,926

Agree Realty Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$2,183,742	$2,226,088

Supplemental Disclosure of Non-Cash Transactions
Dividends and distributions declared and unpaid	$4,123,402	$4,097,282

Real estate investments financed with accounts payable	$1,230,060	$667,895

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Notes to Consolidated Financial Statements

1.	Basis of Presentation	The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

2.	Stock Based Compensation	On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payments” (“SFAS 123R”), under the modified prospective method. Under the modified prospective method, compensation cost is recognized for all awards granted after the adoption of this standard and for the unvested portion of previously granted awards that are outstanding as of that date. In accordance with SFAS 123R, we estimate the fair value of restricted stock and stock option grants at the date of grant and amortize those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of June 30, 2007, there was $2,778,584 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.88 years. We used a 0% discount factor and forfeiture rate for determining the fair value of restricted stock. The forfeiture rate was based on historical results and trends and we do not consider discount rates to be material.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

		Weighted
		Average
	Shares	Grant Date
	Outstanding	Fair Value
Unvested restricted shares at December 31, 2006	131,120	$24.92
Restricted shares granted	—	—
Restricted shares vested	(23,650)	24.51
Restricted shares forfeited	—	—

Unvested restricted shares at June 30, 2007	107,470	$30.50

Agree Realty Corporation
Notes to Consolidated Financial Statements

3.	Earnings Per Share	Earnings per share has been computed by dividing the net income by the weighted average number of common shares outstanding. The per share amounts reflected in the consolidated statements of income are presented in accordance with SFAS No. 128 “Earnings per Share”.

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Six Months Ended June 30,
	2007	2006
Weighted average number of common shares outstanding	7,750,496	7,706,846
Unvested restricted stock	(107,470)	(101,350)

Weighted average number of common shares outstanding used in basic earnings per share	7,643,026	7,605,496

Weighted average number of common shares outstanding used in basic earnings per share	7,643,026	7,605,496
Effect of dilutive securities:
Restricted stock	49,107	52,961
Common stock options	—	1,843

Weighted average number of common shares outstanding used in diluted earnings per share	7,692,133	7,660,300

	Three Months Ended June 30,
	2007	2006
Weighted average number of common shares outstanding	7,750,496	7,706,846
Unvested restricted stock	(107,470)	(101,350)

Weighted average number of common shares outstanding used in basic earnings per share	7,643,026	7,605,496

Weighted average number of common shares outstanding used in basic earnings per share	7,643,026	7,605,496
Effect of dilutive securities:
Restricted stock	48,449	54,094
Common stock options	—	1,888

Weighted average number of common shares outstanding used in diluted earnings per share	7,691,475	7,661,478

Agree Realty Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, plans and beliefs concerning future events and may be identified by terminology such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Although the forward-looking statements made in this report are based on good faith beliefs, reasonable assumptions and our best judgment reflecting current information, certain factors could cause actual results to differ materially from such forward–looking statements, including but not limited to; the effect of economic and market conditions; risks that our acquisition and development projects will fail to perform as expected; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; loss or bankruptcy of one or more of our major retail tenants; a failure of our properties to generate additional income to offset increases in operating expenses; and other factors discussed elsewhere in this report and our other filings with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended December 31, 2006. Given these uncertainties, you should not place undue reliance on our forward-looking statements. Except as required by law, we assume no obligation to update these forward–looking statements, even if new information becomes available in the future.
Overview
Agree Realty Corporation is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) focused primarily on the development, acquisition and management of retail properties net leased to national tenants. We were formed in December 1993 to continue and expand the business founded in 1971 by our current President and Chairman, Richard Agree. We specialize in developing retail properties for national tenants who have executed long-term net leases prior to the commencement of construction. As of June 30, 2007, approximately 89% of our annualized base rent was derived from national tenants. All of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses including property taxes, insurance and maintenance. We believe this strategy provides a generally consistent source of income and cash for distributions.
As of June 30, 2007, our portfolio consisted of 61 properties, located in 15 states containing an aggregate of approximately 3.4 million square feet of gross leasable area (“GLA”). As of June 30, 2007, our portfolio included 49 freestanding net leased properties and 12 community shopping centers that were 99.7% leased . As of June 30, 2007, approximately 67% of our annualized base rent was derived from our top three tenants: Borders Group, Inc. (“Borders”) – 32%, Walgreen Co. (“Walgreen”) – 23% and Kmart Corporation (“Kmart”) – 12%.
We expect to continue to grow our asset base primarily through the development of retail properties that are pre-leased on a long-term basis to national tenants. We believe this development strategy provides attractive returns on investment, without the risks associated with speculative development. Since our initial public offering in 1994, we have developed 48 of our 61 properties, including 36 of our 49 freestanding properties and all 12 of our community shopping centers. As of June 30, 2007, the properties that we developed accounted for 82.5% of our annualized base rent. We focus on development because we believe, based on our historical returns we have been able to achieve, it generally provides us a higher return on investment that the acquisition of similarly located properties. We expect to continue to expand our tenant relationships and diversify our tenant base to include other quality national tenants.

Agree Realty Corporation
Our assets are held by, and all operations are conducted through, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and held a 92% interest as of June 30, 2007. We are operating so as to qualify as a REIT for federal income tax purposes.
The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Form 10-Q.
Recent Accounting Pronouncements
In June 2006, FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), to clarify the accounting treatment for uncertain income tax positions when applying FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, the Company adopted FIN 48. Upon adoption and as of June 30, 2007, there was no unrecognized income tax benefit and the adoption of FIN 48 had no effect on stockholders’ equity. The Company expects no significant increase or decrease in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2007. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007 and June 30, 2007, the Company had accrued zero for the payment of tax related interest and penalties and there was no tax interest or penalties recognized in the statements of operations for the three and six months ended June 30, 2007. The Company’s federal, state and local tax returns are potentially open to examinations for fiscal years 2003-2006.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands the disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosure about fair value measurements. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price) and not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). This statement also emphasizes that fair value is a market-based measurement, not an entity specific measurement, and subsequently a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The statement also clarifies the market participant assumptions about risk and assumption about the effect of a restriction on the sale or use of an asset. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years. This statement will be applied prospectively as of the beginning of the year in which this statement is initially applied. A limited form of retrospective application of SFAS No. 157 is allowed for certain financial instruments. We are currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption of SFAS No. 157 will have on our financial position or results of operations.
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
Critical Accounting Policies
Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example,

Agree Realty Corporation
significant estimates and assumptions have been made with respect to revenue recognition, capitalization of costs related to real estate investments, potential impairment of real estate investments, operating cost reimbursements, and taxable income.
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
Substantially all of our leases contain provisions requiring tenants to pay as additional rent a proportionate share of operating expenses (“operating cost reimbursements”) such as real estate taxes, repairs and maintenance, insurance, etc. The related revenue from tenant billings is recognized in the same period the expense is recorded.
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
Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006
Minimum rental income increased $367,000, or 2%, to $15,330,000 in 2007, compared to $14,963,000 in 2006. The increase was the result of the development of a Walgreens at our Capital Plaza Shopping Center in December 2006 and the acquisition of a Rite Aid Drug Store in Summit Township, Michigan in September 2006.
Percentage rental income decreased $11,000, to $16,000 in 2007, compared to $27,000 in 2006. The decrease was the result of decreased tenant sales.
Operating cost reimbursements increased $61,000, or 4%, to $1,482,000 in 2007, compared to $1,421,000 in 2006. Operating cost reimbursements increased due to the increase in property operating expenses as explained below and a higher recovery ratio.
Other income decreased $15,000, to $13,000 in 2007, compared to $28,000 in 2006.
Real estate taxes increased $23,000, or 2%, to $925,000 in 2007, compared to $902,000 in 2006. The increase was the result of general assessment adjustments.
Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $19,000, or 2%, to $947,000 in 2007 compared to $928,000 in 2006. The net increase was the result of: decreased shopping center maintenance costs of $1,000; an increase in snow removal costs of $5,000; an increase in utility costs of $10,000; and an increase in insurance costs of $5,000 in 2007 versus 2006.

Agree Realty Corporation
Land lease payments decreased $52,000, or 13%, to $339,000 in 2007 compared to $391,000 in 2006. The decrease was the result of our purchase of the fee interest in the land located at our Lawrence, Kansas property previously leased.
General and administrative expenses decreased by $101,000, or 5%, to $1,972,000 in 2007, compared to $2,073,000 in 2006. The net decrease was the result of increased compensation related expenses as a result of: an increase in salaries and the value of employee stock awards of $100,000; a decrease in contracted services to investigate development opportunities of ($27,000); a decrease in legal and auditing cost of ($113,000) and a decrease in property related expenses of ($61,000). General and administrative expenses as a percentage of total rental income decreased from 13.8% for 2006 to 12.8% for 2007.
Depreciation and amortization increased $91,000, or 4%, to $2,497,000 in 2007, compared to $2,406,000 in 2006. The increase was the result of the development and acquisition of the two properties in 2006.
Interest expense increased $36,000, or 2%, to $2,328,000 in 2007, from $2,292,000 in 2006. The increase in interest expense resulted from increased borrowings to fund the development and acquisition of the two properties in 2006.
Our income before minority interest increased $387,000, or 5%, to $7,835,000 in 2007 from $7,448,000 in 2006 as a result of the foregoing factors.
Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006
Minimum rental income increased $213,000, or 3%, to $7,643,000 in 2007, compared to $7,430,000 in 2006. The increase was the result of the development of a Walgreens at our Capital Plaza Shopping Center in December 2006 and the acquisition of a Rite Aid Drug Store in Summit Township, Michigan in September 2006.
Percentage rental income decreased $11,000, to $2,000 in 2007, compared to $13,000 in 2006. The decrease was the result of decreased tenant sales.
Operating cost reimbursements increased $16,000, or 2%, to $726,000 in 2007, compared to $710,000 in 2006. Operating cost reimbursements increased due to the increase in property operating expenses as explained below partially offset by a lower recovery ratio.
Other income decreased $7,000 to $7,000 in 2007, compared to $14,000 in 2006.
Real estate taxes increased $5,000, or 1%, to $467,000 in 2007, compared to $462,000 in 2006. The increase was the result of general assessment adjustments.
Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $55,000, or 14%, to $436,000 in 2007 compared to $381,000 in 2006. The net increase was the result of: increased shopping center maintenance costs of $44,000; an increase in snow removal costs of $20,000; an increase in utility costs of $3,000; and a decrease in insurance costs of ($12,000) in 2007 versus 2006.
Land lease payments decreased $26,000, or 14%, to $169,000 in 2007 compared to $195,000 in 2006. The decrease was the result of our purchase of the fee interest in the land located at our Lawrence, Kansas property previously leased.
General and administrative expenses decreased by $47,000, or 5%, to $975,000 in 2007, compared to $1,022,000 in 2006. The net decrease was the result of increased compensation related expenses as a result of: an increase in salaries and the value of employee stock awards of $36,000; a decrease in contracted services to investigate development opportunities of ($2,000); a decrease in legal and auditing cost of ($34,000) and a decrease in property related expenses of ($47,000). General and administrative expenses as a percentage of total rental income decreased from 13.7% for 2006 to 12.8% for 2007.

Agree Realty Corporation
Depreciation and amortization increased $58,000, or 5%, to $1,262,000 in 2007, compared to $1,204,000 in 2006. The increase was the result of the development and acquisition of the two properties in 2006.
Interest expense increased $12,000, or 1%, to $1,151,000 in 2007, from $1,139,000 in 2006. The increase in interest expense resulted from increased borrowings to fund the development and acquisition of the two properties in 2006.
Our income before minority interest increased $151,000, or 4%, to $3,916,000 in 2007 from $3,765,000 in 2006 as a result of the foregoing factors.
Liquidity and Capital Resources
Our principal demands for liquidity are distributions to our stockholders, debt repayment, development of new properties, redevelopment of existing properties and future property acquisitions. We intend to meet our short-term liquidity requirements, including capital expenditures related to the leasing and improvement of the properties, through cash flow provided by operations and the Line of Credit and the Credit Facility. We believe that adequate cash flow will be available to fund our operations and pay dividends in accordance with REIT requirements. We may obtain additional funds for future development or acquisitions through other borrowings or the issuance of additional shares of common stock. We intend to incur additional debt in a manner consistent with our policy of maintaining a ratio of total debt (including construction and acquisition financing) to total market capitalization of 65% or less. We believe that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs.
During the quarter ended June 30, 2007, we declared a quarterly dividend of $0.49 per share. The dividend was paid on July 12, 2007 to holders of record on June 29, 2007.
As of June 30, 2007, we had total mortgage indebtedness of $47,077,756 with a weighted average interest rate of 6.64%. This mortgage debt is all fixed rate debt.
In addition, the Operating Partnership has in place a $50 million credit facility (the “Credit Facility”) with LaSalle Bank, as the agent, which is guaranteed by the Company. The Credit Facility matures in November 2009 and can be extended at our option subject to specified conditions, for two additional one-year periods. Advances under the Credit Facility bear interest within a range of one-month to twelve-month LIBOR plus 100 basis points to 150 basis points or the lender’s prime rate, at our option, based on certain factors such as the ratio of our indebtedness to the capital value of our properties. The Credit Facility is used to fund property acquisitions and development activities. As of June 30, 2007, $22,500,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 6.40%.
We also have in place a $5 million line of credit (the “Line of Credit”), which matures in November 30, 2007, and which we expect to renew for an additional 12-month period. The Line of Credit bears interest at the lender’s prime rate less 75 basis points or 150 basis points in excess of the one-month to twelve-month LIBOR rate, at our option. The purpose of the Line of Credit is to provide working capital and fund land options and start-up costs associated with new projects. As of June 30, 2007, $3,700,000 was outstanding under the Line of Credit bearing a weighted average interest rate of 7.50%.

Agree Realty Corporation
The following table outlines our contractual obligations for the periods presented below (in thousands).

		July 1, 2007 –	July 1, 2008 –	July 1, 2010 –
	Total	June 30, 2008	June 30, 2010	June 30, 2012	Thereafter
Mortgages Payable	$47,078	$2,670	$5,878	$6,707	$31,823
Notes Payable	26,200	3,700	22,500	—	—
Land Lease Obligation	11,441	674	1,305	1,387	8,075
Interest Payments on Mortgages And Notes Payable	25,462	4,464	7,560	4,707	8,731
Other Long-Term Liabilities	—	—	—	—	—

Total	$110,181	$11,508	$37,243	$12,801	$48,629

We have three development projects under construction that will add an additional 43,290 square feet of GLA to our portfolio. The projects are expected to be completed during the fourth quarter of 2007 and the first quarter of 2008. Additional funding required to complete the projects are estimated to be $6,472,000, which is not reflected in the table above, and will be funded through advances under the Credit Facility.
We plan to begin construction of additional pre-leased developments and may acquire additional properties, which will initially be financed by the Credit Facility and Line of Credit. We will periodically refinance short-term construction and acquisition financing with long-term debt and / or equity.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.
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
Funds from Operations
Funds from Operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) to mean net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself.

Agree Realty Corporation
FFO should not be considered as an alternative to net income as the primary indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. Further, while we adhere to the NAREIT definition of FFO, our presentation of FFO is not necessarily comparable to similarly titled measures of other REITs due to the fact that not all REITs use the same definition.
The following tables illustrate the calculation of FFO for the six months and three months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006

Net income	$7,208,211	$6,848,829
Depreciation of real estate assets	2,443,915	2,354,796
Amortization of leasing costs	24,692	20,490
Minority interest	626,809	598,791

Funds from Operations	$10,303,627	$9,822,906

Weighted Average Shares and OP Units Outstanding — Dilutive	8,365,680	8,333,847

	Three Months Ended June 30,
	2007	2006

Net income	$3,603,152	$3,462,135
Depreciation of real estate assets	1,235,850	1,177,436
Amortization of leasing costs	12,442	10,777
Minority interest	313,322	302,693

Funds from Operations	$5,164,766	$4,953,041

Weighted Average Shares and OP Units Outstanding — Dilutive	8,365,022	8,335,025

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk primarily through borrowing activities. There is inherent roll over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.

Agree Realty Corporation
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments (in thousands) and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes.

	Year Ended June 30,
	2008	2009	2010	2011	2012	Thereafter	Total
Fixed rate debt	$2,670	$2,842	$3,036	$3,243	$3,464	$31,823	$47,078
Average interest rate	6.64%	6.64%	6.64%	6.64%	6.64%	6.64%	—
Variable rate debt	$3,700	—	$22,500	—	—	—	$26,200
Average interest rate	7.50%	—	6.40%	—	—	—	—
The fair value (in thousands) is estimated at $47,000 and $26,200 for fixed rate debt and variable rate debt, respectively.
The table above incorporates those exposures that exist as of June 30, 2007; it does not consider those exposures or positions, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.
We do not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure.
A 10% adverse change in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $168,000.
ITEM 4. CONTROLS AND PROCEDURES
At December 31, 2006, management identified the following material weakness in our internal controls:
•	We lack segregation of duties in the period-end financial reporting process. Our chief financial officer is the only employee with any significant knowledge of generally accepted accounting principles. The chief financial officer is also the sole employee in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the preparation of accounting reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.
Based on this evaluation as of June 30, 2007, and due to the material weaknesses in our internal control over financial reporting as described above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. There was no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Agree Realty Corporation
Our audit committee has engaged independent third party consultants to perform periodic reviews of our financial reporting closing process.
PART II—OTHER INFORMATION
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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 7, 2007, we held our annual meeting of stockholders. The following were the results of the meeting:
The stockholders elected Ellis G. Wachs and Leon M. Schurgin as Directors until the annual meeting of stockholders in 2010 or until a successor is duly elected and qualified. The vote was as follows:

	Ellis G. Wachs	Leon M. Schurgin
Votes cast for	6,700,523	6,685,355
Votes withheld	747,690	762,858
Farris G. Kalil, Gene Silverman, Richard Agree and Michael Rotchford continue to hold office after the annual meeting.
ITEM 5. OTHER INFORMATION
None

Agree Realty Corporation
ITEM 6. EXHIBITS

3.1	Articles of Incorporation and Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (Registration Statement No. 33-73858, as amended)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, President and Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Vice President and Chief Financial Officer

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, President and Chief Executive Officer

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Vice President and Chief Financial Officer

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Agree Realty Corporation

/s/ RICHARD AGREE Richard Agree
President and Chief Executive Officer (Principal Executive Officer)

/s/ KENNETH R. HOWE Kenneth R. Howe
Vice-President and Financial Officer (Principal Financial and Accounting Officer)

Date: August 7, 2007