Form 10-Q
period 2007-09-30
AGREE REALTY CORP
filed 2007-11-08
CIK 917251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Mark One

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 7, 2007, the Registrant had 7,751,746 shares of common stock, $0.0001 par value, outstanding.

Agree Realty Corporation
Form 10-Q

Agree Realty Corporation
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2007	2006

Assets

Real Estate Investments
Land	$81,868,958	$77,536,458
Buildings	193,827,554	189,117,421
Property under development	4,524,364	1,593,828

	280,220,876	268,247,707
Less accumulated depreciation	(52,020,712)	(48,352,753)

Net real estate investments	228,200,164	219,894,954

Cash and Cash Equivalents	146,354	463,730

Accounts Receivable — Tenants, net of allowance of $20,000 for possible losses at September 30, 2007 and December 31, 2006	337,595	732,141

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $4,620,272 and $4,482,272 at September 30, 2007 and December 31, 2006	881,905	1,019,905
Leasing costs, net of accumulated amortization of $703,053 and $665,811 at September 30, 2007 and December 31, 2006	404,095	421,229

Other Assets	822,517	982,640

	$230,792,630	$223,514,599

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2007	2006

Liabilities and Stockholders’ Equity

Mortgages Payable	$46,424,292	$48,291,247

Notes Payable	30,150,000	20,500,000

Dividends and Distributions Payable	4,124,455	4,111,807

Deferred Revenue	11,586,793	12,103,954

Accrued Interest Payable	356,641	239,318

Accounts Payable
Capital expenditures	1,320,612	766,378
Operating	353,093	1,140,617

Tenant Deposits	64,085	64,085

Total Liabilities	94,379,971	87,217,406

Minority Interest	5,829,486	5,878,593

Stockholders’ Equity
Common stock, $0.0001 par value; 20,000,000 shares authorized,
7,751,746 and 7,750,496 shares issued and outstanding	775	775
Additional paid-in capital	142,013,723	141,276,763
Deficit	(11,431,325)	(10,858,938)

Total Stockholders’ Equity	130,583,173	130,418,600

	$230,792,630	$223,514,599

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Balance Sheets (Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2007	September 30, 2006

Revenues
Minimum rents	$7,754,457	$7,452,909
Percentage rents	13,778	13,606
Operating cost reimbursements	681,445	638,900
Other income	24	8,545

Total Revenues	8,449,704	8,113,960

Operating Expenses
Real estate taxes	467,714	449,823
Property operating expenses	380,541	389,237
Land lease payments	168,550	195,465
General and administrative	965,942	1,005,902
Depreciation and amortization	1,259,462	1,212,660

Total Operating Expenses	3,242,209	3,253,087

Income From Operations	5,207,495	4,860,873

Other (Expense)
Interest expense, net	(1,280,051)	(1,156,949)

Income Before Minority Interest	3,927,444	3,703,924

Minority Interest	(314,200)	(297,797)

Net Income	$3,613,244	$3,406,127

Earnings Per Share — Basic	$0.47	$0.45

Earnings Per Share — Dilutive	$0.47	$0.44

Dividend Declared Per Share	$0.49	$0.49

Weighted Average Number of Common Shares Outstanding — Basic	7,643,708	7,607,808

Weighted Average Number of Common Shares Outstanding — Dilutive	7,692,118	7,672,549

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Income (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006

Revenues
Minimum rents	$23,084,371	$22,415,582
Percentage rents	29,804	40,891
Operating cost reimbursements	2,163,902	2,060,329
Other income	12,645	37,026

Total Revenues	25,290,722	24,553,828

Operating Expenses
Real estate taxes	1,392,222	1,351,988
Property operating expenses	1,327,150	1,317,509
Land lease payments	507,150	586,395
General and administrative	2,937,604	3,078,733
Depreciation and amortization	3,756,111	3,618,495

Total Operating Expenses	9,920,237	9,953,120

Income From Operations	15,370,485	14,600,708

Other (Expense)
Interest expense, net	(3,608,021)	(3,449,164)

Income Before Minority Interest	11,762,464	11,151,544

Minority Interest	(941,009)	(896,588)

Net Income	$10,821,455	$10,254,956

Earnings Per Share — Basic	$1.42	$1.35

Earnings Per Share — Dilutive	$1.41	$1.34

Dividend Declared Per Common Share	$1.47	$1.47

Weighted Average Number of Common Shares Outstanding — Basic	7,642,924	7,603,837

Weighted Average Number of Common Shares Outstanding — Dilutive	7,697,212	7,666,366

See accompanying notes to consolidated financial statements

Agree Realty Corporation
Consolidated Statements of Stockholders’ Equity (Unaudited)

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital	Deficit

Balance, January 1, 2007	7,750,496	$775	$141,276,763	$(10,858,938)

Issuance of shares under the Equity Incentive Plan	1,250	—	—	—

Vesting of restricted stock	—	—	736,960	—

Dividends declared for the period January 1, 2007 to September 30, 2007	—	—	—	(11,393,842)

Net income for the period January 1, 2007 to September 30, 2007	—	—	—	10,821,455

Balance, September 30, 2007	7,751,746	$775	$142,013,723	$(11,431,325)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006

Cash Flows From Operating Activities
Net income	$10,821,455	$10,254,956
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,713,205	3,580,590
Amortization	180,906	130,905
Stock-based compensation	736,960	627,000
Minority interests	941,009	896,588
Decrease in accounts receivable	394,546	325,159
Decrease in other assets	109,213	357,952
Decrease in accounts payable	(787,524)	(1,022,279)
Decrease in deferred revenue	(517,161)	(517,162)
Increase in accrued interest	117,323	20,104
Increase in tenant deposits	—	6,078

Net Cash Provided By Operating Activities	15,709,932	14,659,891

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $401,000 in 2007 and $111,000 in 2006)	(10,652,557)	(4,168,937)

Net Cash Used In Investing Activities	(10,652,557)	(4,168,937)

Cash Flows From Financing Activities
Net proceeds from the issuance of common stock	—	95,550
Payments of mortgages payable	(1,866,955)	(1,807,899)
Dividends and distributions paid	(12,371,310)	(12,302,459)
Line-of-credit net borrowings (payments)	9,650,000	(1,850,000)
Repayments of capital expenditure payables	(766,378)	(112,687)
Payment of leasing costs	(20,108)	(63,707)

Net Cash Used In Financing Activities	(5,374,751)	(16,041,202)

Net Decrease In Cash and Cash Equivalents	(317,376)	(5,550,248)
Cash and Cash Equivalents, beginning of period	463,730	5,714,540

Cash and Cash Equivalents, end of period	$146,354	$164,292

Agree Realty Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$3,378,355	$3,337,297

Supplemental Disclosure of Non-Cash Transactions
Dividends and distributions declared and unpaid	$4,124,455	$4,110,764
Shares issued under Equity Incentive Plan	$40,062	$149,989
Real estate investments financed with accounts payable	$1,320,612	$864,778

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Notes to Consolidated Financial Statements

1. Basis of Presentation	The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. Stock Based Compensation	On January 1, 2006, Agree Realty Corporation (the n “Company”) adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payments” (“SFAS 123R”), under the modified prospective method. Under the modified prospective method, compensation cost is recognized for all awards granted after the adoption of this standard and for the unvested portion of previously granted awards that are outstanding as of the adoption date. In accordance with SFAS 123R, the Company estimates the fair value of restricted stock and stock option grants at the date of grant and amortize those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of September 30, 2007, there was $2,571,447 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 2.83 years. The Company used a 0% discount factor and forfeiture rate for determining the fair value of restricted stock. The forfeiture rate was based on historical results and trends and the Company does not consider discount rates to be material.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

		Weighted
		Average
	Shares	Grant Date
	Outstanding	Fair Value
Unvested restricted shares at December 31, 2006	131,120	$29.42
Restricted shares granted	1,250	32.05
Restricted shares vested	(24,400)	24.47
Restricted shares forfeited	—	—

Unvested restricted shares at September 30, 2007	107,970	$30.57

Agree Realty Corporation

3. Earnings Per Share	Earnings per share has been computed by dividing the net income by the weighted average number of common shares outstanding. The per share amounts reflected in the consolidated statements of income are presented in accordance with SFAS No. 128 “Earnings per Share.”

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended
	September 30,
	2007	2006
Weighted average number of common shares outstanding	7,751,678	7,712,828
Unvested restricted stock	(107,970)	(105,020)

Weighted average number of common shares outstanding used in basic earnings per share	7,643,708	7,607,808

Weighted average number of common shares outstanding used in basic earnings per share	7,643,708	7,607,808
Effect of dilutive securities:
Restricted stock	48,410	63,394
Common stock options	—	1,347

Weighted average number of common shares outstanding used in diluted earnings per share	7,692,118	7,672,549

	Nine Months Ended
	September 30,
	2007	2006
Weighted average number of common shares outstanding	7,750,894	7,708,857
Unvested restricted stock	(107,970)	(105,020)

Weighted average number of common shares outstanding used in basic earnings per share	7,642,924	7,603,837

Weighted average number of common shares outstanding used in basic earnings per share	7,642,924	7,603,837
Effect of dilutive securities:
Restricted stock	54,288	61,244
Common stock options	—	1,285

Weighted average number of common shares outstanding used in diluted earnings per share	7,697,212	7,666,366

4. Recent Accounting Pronouncements	In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), to clarify the accounting treatment for uncertain income tax positions when applying FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, the Company adopted FIN 48. Upon adoption and as of September 30, 2007, there was no unrecognized income tax benefit and the adoption of FIN 48 had no effect on stockholders’ equity. The Company expects no significant increase or decrease in unrecognized tax benefits due to changes in tax positions within one year of September 30, 2007. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007 and September 30, 2007, the Company had accrued zero for the payment of tax related interest and penalties and there was no tax interest or penalties recognized in the statements of operations for the three and nine months ended September 30, 2007. The Company’s federal, state and local tax returns for fiscal years 2003-2006 remain subject to examination.

Agree Realty Corporation

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands the disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price) and not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). This statement also emphasizes that fair value is a market-based measurement, not an entity specific measurement, and subsequently a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The statement also clarifies the market participant assumptions about risk and the effect of a restriction on the sale or use of an asset. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement will be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied. A limited form of retrospective application of SFAS No. 157 is allowed for certain financial instruments. The Company is currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption of SFAS No. 157 will have on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption of SFAS No. 159 will have on the Company’s financial position or results of operations.

5. Other Taxes	In July 2007, the State of Michigan signed into law the Michigan Business Tax Act, replacing the Michigan single business tax with a business income tax and modified gross receipts tax. These new taxes take effect on January 1, 2008, and, because they are based on or derived from income-based measures, the provisions of SFAS No. 109, “Accounting for Income Taxes,” apply as of the enactment date. In September 2007, the State of Michigan also enacted a new services tax law that takes effect on December 1, 2007. There is substantial uncertainty as to the applicability of the new law to certain of the Company’s transactions and services, as well as the treatment of various items in the computation of the tax. The Company is currently evaluating the possible effects, if any, of the new taxes on future results of operations and closely monitoring local efforts aimed at clarifying, amending, and/or repealing the law.

Agree Realty Corporation

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, plans and beliefs concerning future events and may be identified by terminology such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Although the forward-looking statements made in this report are based on good faith beliefs, reasonable assumptions and our best judgment reflecting current information, certain factors could cause actual results to differ materially from such forward–looking statements, including but not limited to; the effect of economic and market conditions; risks that our acquisition and development projects will fail to perform as expected; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; loss or bankruptcy of one or more of our major retail tenants; a failure of our properties to generate additional income to offset increases in operating expenses; and other factors discussed elsewhere in this report and our other filings with the Securities and Exchange Commission, including our annual report on Form 10-K for the fiscal year ended December 31, 2006. Given these uncertainties, you should not place undue reliance on our forward-looking statements. Except as required by law, we assume no obligation to update these forward–looking statements, even if new information becomes available in the future.
Overview
Agree Realty Corporation is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) focused primarily on the ownership, development and management of retail properties net leased to national tenants. We were formed in December 1993 to continue and expand the business founded in 1971 by our current President and Chairman, Richard Agree. We specialize in developing retail properties for national tenants who have executed long-term net leases prior to the commencement of construction. As of September 30, 2007, approximately 89% of our annualized base rent was derived from national tenants. All of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses, including property taxes, insurance and maintenance. We believe this strategy provides a generally consistent source of income and cash for distributions.
As of September 30, 2007, our portfolio consisted of 61 properties, located in 15 states containing an aggregate of approximately 3.4 million square feet of gross leasable area (“GLA”). As of September 30, 2007, our portfolio included 49 freestanding net leased properties and 12 community shopping centers that were 99.7% leased in aggregate. As of September 30, 2007, approximately 67% of our annualized base rent was derived from our top three tenants: Borders Group, Inc. – 32%; Walgreen Co. (“Walgreens”) – 23% and Kmart Corporation – 12%.
We expect to continue to grow our asset base primarily through the development of retail properties that are pre-leased on a long-term basis to national tenants. We focus on development because we believe, based on the historical returns we have been able to achieve, it generally provides us a higher return on investment than the acquisition of similarly located properties and does not entail the risks associated with speculative development. Since our initial public offering in 1994, we have developed 48 of our 61 properties, including 36 of our 49 freestanding properties and all 12 of our community shopping centers. As of September 30, 2007, the properties that we developed accounted for 82.8% of our annualized base rent. We expect to continue to expand our tenant relationships and diversify our tenant base to include other quality national tenants.
During October 2007, we announced that we would develop two additional projects located in Marion County, Florida and Shelby Township, Michigan, respectively. Budgeted costs for the Florida and Michigan developments are $3.5 million and $2.5 million, respectively, and the developments are expected to be completed during the 2nd quarter of

Agree Realty Corporation
2008. During October 2007, we also completed the sale of our interest in a contract to acquire a 14.9 acre parcel of land to a national home improvement superstore. The transaction resulted in a gain of approximately $1.5 million.
Our assets are held by, and all operations are conducted through, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and held a 92.01% and 92.00% interest as of September 30, 2007 and December 31, 2006, respectively. We are operating so as to qualify as a REIT for federal income tax purposes.
The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Form 10-Q.
Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), to clarify the accounting treatment for uncertain income tax positions when applying FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, we adopted FIN 48. Upon adoption and as of September 30, 2007, there was no unrecognized income tax benefit and the adoption of FIN 48 had no effect on stockholders’ equity.   We do not expect any significant increase or decrease in unrecognized tax benefits due to changes in tax positions within one year of September 30, 2007. We recognize accrued interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007 and September 30, 2007, we had accrued zero for the payment of tax related interest and penalties and there was no tax interest or penalties recognized in the statements of operations for the three and nine months ended September 30, 2007.  Our federal, state and local tax returns for fiscal years 2003-2006 remain subject to examination.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands the disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price) and not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). This statement also emphasizes that fair value is a market-based measurement, not an entity specific measurement, and subsequently a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The statement also clarifies the market participant assumptions about risk and the effect of a restriction on the sale or use of an asset. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement will be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied. A limited form of retrospective application of SFAS No. 157 is allowed for certain financial instruments. We are currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption of SFAS No. 157 will have on our financial position or results of operations.
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

Agree Realty Corporation
Critical Accounting Policies
Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to revenue recognition, capitalization of costs related to real estate investments, potential impairment of real estate investments, operating cost reimbursements, and taxable income.
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
Real estate assets are stated at cost less accumulated depreciation. All costs related to planning, development and construction of buildings prior to the date they become operational, including interest and real estate taxes during the construction period, are capitalized for financial reporting purposes and recorded as property under development until construction has been completed. Subsequent to the completion of construction, expenditures for property maintenance are charged to operations as incurred, while significant renovations are capitalized. Depreciation of the buildings is recorded in accordance with the straight-line method using an estimated useful life of 40 years.
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
Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006
Minimum rental income increased $301,000, or 4%, to $7,754,000 in 2007, compared to $7,453,000 in 2006. The increase was primarily the result of the development of a Walgreens at our Capital Plaza shopping center in December 2006, the acquisition of a Rite Aid drug store in Summit Township, Michigan in September 2006, and the development of a Walgreens in Livonia, Michigan which opened in June of 2007.
Percentage rental income remained constant at $14,000 in 2007 and 2006.
Operating cost reimbursements increased $42,000, or 7%, to $681,000 in 2007, compared to $639,000 in 2006. Operating cost reimbursements increased due to the increase in property operating expenses as explained below and a higher recovery ratio.
Other income decreased $9,000, to $-0- in 2007.
Real estate taxes increased $18,000, or 4%, to $468,000 in 2007, compared to $450,000 in 2006. The increase was the result of general assessment adjustments.
Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) decreased $8,000, or 2%, to $381,000 in 2007 compared to $389,000 in 2006. The net decrease was the result of: a decrease in shopping

Agree Realty Corporation
center maintenance costs of ($6,000); an increase in utility costs of $4,000; and a decrease in insurance costs of ($6,000) in 2007 versus 2006.
Land lease payments decreased $26,000, or 14%, to $169,000 in 2007 compared to $195,000 in 2006. The decrease was the result of our purchase of the fee interest in the land located at our Lawrence, Kansas property previously leased.
General and administrative expenses decreased by $40,000, or 4%, to $966,000 in 2007, compared to $1,006,000 in 2006. The net decrease was the result of increased compensation related expenses as a result of: an increase in salaries and the value of employee stock awards of $44,000; a decrease in contracted services to investigate development opportunities of ($24,000); a decrease in legal and auditing costs of ($44,000); and a decrease in property related expenses of ($16,000). General and administrative expenses as a percentage of total rental income (minimum and percentage rents) decreased from 13.5% for 2006 to 12.4% for 2007.
Depreciation and amortization increased $46,000, or 4%, to $1,259,000 in 2007, compared to $1,213,000 in 2006. The increase was the result of the development and acquisition of two properties in 2006 and the development of one property in 2007.
Interest expense increased $123,000, or 11%, to $1,280,000 in 2007, from $1,157,000 in 2006. The increase in interest expense resulted from increased borrowings to fund the development and acquisition of the two properties in 2006 and the development of one property in 2007.
Our income before minority interest increased $223,000, or 6%, to $3,927,000 in 2007 from $3,704,000 in 2006 as a result of the foregoing factors.
Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006
Minimum rental income increased $668,000, or 3%, to $23,084,000 in 2007, compared to $22,416,000 in 2006. The increase was primarily the result of the development of a Walgreens at our Capital Plaza shopping center in December 2006,; the acquisition of a Rite Aid drug store in Summit Township, Michigan in September 2006 and the development of a Walgreens in Livonia, Michigan which opened in June 2007.
Percentage rental income decreased $11,000, to $30,000 in 2007, compared to $41,000 in 2006. The decrease was the result of decreased tenant sales.
Operating cost reimbursements increased $104,000, or 5%, to $2,164,000 in 2007, compared to $2,060,000 in 2006. Operating cost reimbursements increased due to the increase in property operating expenses as explained below and a higher recovery ratio.
Other income decreased $24,000 to $13,000 in 2007, compared to $37,000 in 2006.
Real estate taxes increased $40,000, or 3%, to $1,392,000 in 2007, compared to $1,352,000 in 2006. The increase was the result of general assessment adjustments.
Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $9,000, or 1%, to $1,327,000 in 2007 compared to $1,318,000 in 2006. The net increase was the result of: decreased shopping center maintenance costs of ($6,000); an increase in snow removal costs of $5,000; an increase in utility costs of $12,000; and a decrease in insurance costs of ($2,000) in 2007 versus 2006.
Land lease payments decreased $79,000, or 14%, to $507,000 in 2007 compared to $586,000 in 2006. The decrease was the result of our purchase of the fee interest in the land located at our Lawrence, Kansas property previously leased.

Agree Realty Corporation
General and administrative expenses decreased by $141,000, or 5%, to $2,938,000 in 2007, compared to $3,079,000 in 2006. The net decrease was the result of increased compensation related expenses as a result of: an increase in salaries and the value of employee stock awards of $144,000; a decrease in contracted services to investigate development opportunities of ($51,000); a decrease in legal and auditing costs of ($157,000); and a decrease in property related expenses of ($77,000). General and administrative expenses as a percentage of total rental income decreased from 13.7% for 2006 to 12.7% for 2007.
Depreciation and amortization increased $138,000, or 4%, to $3,756,000 in 2007, compared to $3,618,000 in 2006. The increase was the result of the development and acquisition of two properties in 2006 and the development of one property in 2007.
Interest expense increased $159,000, or 5%, to $3,608,000 in 2007, from $3,449,000 in 2006. The increase in interest expense resulted from increased borrowings to fund the development and acquisition of the two properties in 2006 and the development of one property in 2007.
Our income before minority interest increased $610,000, or 5%, to $11,762,000 in 2007 from $11,152,000 in 2006 as a result of the foregoing factors.
Liquidity and Capital Resources
Our principal demands for liquidity are distributions to our stockholders, debt repayment, development of new properties, redevelopment of existing properties and future property acquisitions. We intend to meet our short-term liquidity requirements, including capital expenditures related to the leasing and improvement of the properties, through cash flow provided by operations and the Line of Credit and the Credit Facility. We believe that adequate cash flow will be available to fund our operations and pay dividends in accordance with REIT requirements for at least the next 12 months. We may obtain additional funds for future development or acquisitions through other borrowings or the issuance of additional shares of common stock. We intend to incur additional debt in a manner consistent with our policy of maintaining a ratio of total debt (including construction and acquisition financing) to total market capitalization of 65% or less. We believe that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs.
During the quarter ended September 30, 2007, we declared a quarterly dividend of $0.49 per share. We paid the dividend on October 11, 2007 to holders of record on September 28, 2007.
As of September 30, 2007, we had total mortgage indebtedness of $46,424,292 with a weighted average interest rate of 6.64%. This mortgage debt is all fixed rate debt.
In addition, the Operating Partnership has in place a $50 million credit facility (the “Credit Facility”) with LaSalle Bank, as the agent, which is guaranteed by the Company. The Credit Facility matures in November 2009 and can be extended at our option subject to specified conditions, for two additional one-year periods. Advances under the Credit Facility bear interest within a range of one-month to twelve-month LIBOR plus 100 basis points to 150 basis points or the lender’s prime rate, at our option, based on certain factors such as the ratio of our indebtedness to the capital value of our properties. The Credit Facility generally is used to fund property acquisitions and development activities. As of September 30, 2007, $26,500,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 6.38%.
We also have in place a $5 million line of credit (the “Line of Credit”), which matures in November 2009, and can be extended extended at our option subject to specified conditions for two additional one year periods. The Line of Credit bears interest at the lender’s prime rate less 75 basis points or 150 basis points in excess of the one-month to twelve-month LIBOR rate, at our option. The purpose of the Line of Credit is generally to provide working capital and fund land options and start-up costs associated with new projects. As of September 30, 2007, $3,650,000 was outstanding under the Line of Credit bearing a weighted average interest rate of 7.00%.

Agree Realty Corporation
The following table outlines our contractual obligations for the periods presented below (in thousands).

		Oct. 1, 2007 -	Oct. 1, 2008 -	Oct. 1, 2010 -
	Total	Sep. 30, 2008	Sep. 30, 2010	Sep. 30, 2012	Thereafter
Mortgages Payable	$46,424	$2,709	$5,975	$6,818	$30,922
Notes Payable	30,150	—	30,150	—	—
Land Lease Obligation	11,272	674	1,305	1,387	7,906
Interest Payments on	25,319	4,834	7,688	4,595	8,202
Mortgages And Notes Payable

Other Long-Term Liabilities	—	—	—	—	—

Total	$113,165	$8,217	$45,118	$12,800	$47,030

At September 30, 2007 we had four development projects under construction that will add an additional 43,290 square feet of GLA to our portfolio. The projects are expected to be completed during the fourth quarter of 2007 and the first quarter of 2008. Additional funding required to complete the projects is estimated to be $4,659,000, which is not reflected in the table above, and will be funded through advances under the Credit Facility.
During October 2007, we announced that we would develop two additional projects located in Marion County, Florida and Shelby Township, Michigan, respectively. Budgeted costs for the Florida and Michigan developments are $3.5 million and $2.5 million, respectively, and the developments are expected to be completed during the second quarter of 2008. These development projects will also be funded through advances under the Credit Facility.
During October 2007, we completed the sale of our interest in a contract to acquire a 14.9 acre parcel of land to a national home improvement superstore. The transaction resulted in a gain of approximately $1.5 million. We established a taxable REIT subsidiary to facilitate this transaction. We expect to elect to defer the recognition of the gain from the transaction for income tax purposes by making an election under Section 1031 of the Code.
We plan to begin construction of additional pre-leased developments and may acquire additional properties, which will initially be financed by the Credit Facility and Line of Credit. We will periodically refinance short-term construction and acquisition financing with long-term debt and/or equity.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet arrangements with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.
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

Agree Realty Corporation
 Other Taxes
In July 2007, the State of Michigan signed into law the Michigan Business Tax Act, replacing the Michigan single business tax with a business income tax and modified gross receipts tax. These new taxes take effect on January 1, 2008, and, because they are based on or derived from income-based measures, the provisions of SFAS No. 109, “Accounting for Income Taxes,” apply as of the enactment date. In September 2007, the State of Michigan also enacted a new services tax law that takes effect on December 1, 2007. There is substantial uncertainty as to the applicability of the new law to certain of the Company’s transactions and services, as well as the treatment of various items in the computation of the tax. The Company is currently evaluating the possible effects, if any, of the new taxes on future results of operations and closely monitoring local efforts aimed at clarifying, amending, and/or repealing the law.
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
The following tables illustrate the calculation of FFO for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended
	September 30,
	2007	2006

Net income	$3,613,244	$3,406,127
Depreciation of real estate assets	1,229,708	1,185,432
Amortization of leasing costs	12,550	11,751
Minority interest	314,200	297,797

Funds from Operations	$5,169,702	$4,901,107

Weighted Average Shares and Operating Partnership Units Outstanding — Dilutive	8,365,665	8,346,096

Agree Realty Corporation

	Nine Months Ended
	September 30,
	2007	2006

Net income	$10,821,455	$10,254,956
Depreciation of real estate assets	3,673,623	3,540,228
Amortization of leasing costs	37,242	32,241
Minority interest	941,009	896,588

Funds from Operations	$15,473,329	$14,724,013

Weighted Average Shares and Operating Partnership Units Outstanding — Dilutive	8,370,759	8,339,913

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk primarily through borrowing activities. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments (in thousands) and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes.

	Year Ended September 30,
	2008	2009	2010	2011	2012	Thereafter	Total
Fixed rate debt	$2,709	$2,889	$3,086	$3,297	$3,521	$30,922	$46,424
Average interest rate	6.64%	6.64%	6.64%	6.64%	6.64%	6.64%	—
Variable rate debt	—	—	$30,150	—	—	—	$30,150
Average interest rate	—	—	6.46%	—	—	—	—
The fair value (in thousands) is estimated at $46,500 and $30,150 for fixed rate debt and variable rate debt, respectively, as of
September 30, 2007.
The table above incorporates those exposures that exist as of September 30, 2007; it does not consider those exposures or positions, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.
We do not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.
As of September 30, 2007, a 10% adverse change in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $196,000.

Agree Realty Corporation
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
Based on this evaluation as of September 30, 2007, and due to the material weaknesses in our internal control over financial reporting as described above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. There was no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
None

Agree Realty Corporation
ITEM 5. OTHER INFORMATION
None
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

Date: November 8, 2007