Form 10-K/A
period 2006-12-31
AGREE REALTY CORP
filed 2007-12-07
CIK 917251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
     This Amendment No. 1 amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”) solely for the purpose of filing the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibits 31.1 and 31.2, in conformity with Item 601 (B)(31)(i) of Regulation S-K. We have also filed Exhibits 23.1, 23.2, 32.1 and 32.2 because we are filing a full amendment to the Form 10-K. Further, we have conformed the exhibit list in Item 15 to reflect the foregoing filings.
     Except as set forth above, we have not amended or updated the disclosures presented in the 10-K filed on March 14, 2007 and this report speaks only as of the original filing date. Therefore, you should refer to our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports filed with or furnished to the Securities and Exchange Commission for information on the Company since March 14, 2007.
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
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES
(a)	The following documents are filed as part of this Report
(1) (2) The financial statements indicated by Part II, Item 8, Financial Statements and Supplementary Data.
(b)	Exhibits

3.1		Articles of Incorporation and Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (Registration Statement No. 33-73858, as amended)

3.2		Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”))

4.1		Rights Agreement by and between Agree Realty Corporation and BankBoston, N.A. as Rights Agent dated as of December 7, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 7, 1998)

10.1		First Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of April 22, 1994, by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”))

10.2		Amended and Restated Registration Rights Agreement, dated July 8, 1994 by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994)

10.3		Contribution Agreement, dated as of April 21, 1994, by and among the Company, Richard Agree, Edward Rosenberg and the co-partnerships named therein (incorporated by reference to Exhibit 10.10 to the 1996 Form 10-K)

10.4	+	Agree Realty Corporation Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to the 1996 Form 10-K)

10.5		Line of Credit Agreement by and among Agree Limited Partnership, the Company, the lenders parties thereto, and Michigan National Bank as Agent (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.6		First amendment to $5 million business loan agreement dated September 21, 1997 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997)

10.7		Second amendment to amended and restated $5 million business Loan agreement dated October 19, 1998 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.8	+	Employment Agreement, dated July 1, 2004, by and between the Company and Richard Agree (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (the “June 2004 Form 10-Q”))

10.9	+	Employment Agreement, dated July 1, 2004, by and between the Company, and Kenneth R. Howe (incorporated by reference to Exhibit 10.2 to the June 2004 Form 10-Q)

10.10		Third amendment to amended and restated $5 million business Loan agreement dated December 19, 1999 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.11		Trust Mortgage dated as of June 27, 1999 from Agree Facility No. 1, L.L.C. as Grantor to Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999)

10.12	+	Employment Agreement, dated January 10, 2000, by and between the Company, and David J. Prueter (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000)

10.13		Fourth amendment to amended and restated $5 million business Loan agreement dated February 19, 2001 between Agree Limited Partnership and Michigan National Bank (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.14		Mortgage dated as of December 20, 2001, by Agree Limited Partnership to and in favor of Nationwide Life Insurance Company (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.15		Fifth amendment to amended and restated $5 million business Loan agreement dated April 30, 2002 between Agree Limited Partnership and Standard Federal Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the “June 2002 Form 10-Q”))

10.16		Project Loan Agreement dated as of April 30, 2002 between Royal Identify Company (together with its successors and assigns) and Lawrence Store No. 203 L.L.C. (together with its permitted successors and assigns) (incorporated by reference to Exhibit 10.2 to the June 2002 Form 10-Q)

10.17		Project Loan Agreement dated as of November 25, 2002 between Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee, and Indianapolis Store No. 16 L.L.C. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.18		Project Loan Agreement dated as of January 30, 2003 between Modern Woodman of America and Phoenix Drive L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10.19		Sixth amendment to amended and restated $5 million business loan agreement dated April 30, 2003, between Agree Limited Partnership and Standard Federal Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.20		Amended and Restated $50 million Line of Credit agreement dated November 5, 2003, among Agree Realty Corporation, Standard Federal Bank and Bank One. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.21		Indemnity Deed of Trust and Security Agreement dated October 31, 2003, by Agree — Columbia Crossing Project, L.L.C., and Nationwide Life Insurance Company (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”))

10.22		Indemnity Deed of Trust and Security Agreement dated October 31, 2003, by Agree-Milestone Center Project, L.L.C., and Nationwide Life Insurance Company (incorporated by reference to Exhibit 10.34 to the 2003 Form 10-K)

10.23		Mortgage and Security Agreement dated October 31, 2003, by Oklahoma Store No. 151, L.L.C. and Nationwide Life Insurance Company (incorporated by reference to Exhibit 10.35 to the 2003 From 10-K)

10.24		Deed of Trust and Security Agreement dated October 31, 2003, by Omaha Store No. 166, L.L.C. and Nationwide Life Insurance Company (incorporated by reference to Exhibit 10.36 to the 2003 Form 10-K)

10.25	+	The Company’s 2005 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders)

10.26	+	Employment Agreement, dated August 1, 2005, by and between the Company, and Charles Carter (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the “September 2005 Form 10-Q”))

10.27	+	Employment Agreement, dated September 1, 2005, by and between the Company, and Vicky Umphryes (incorporated by reference to Exhibit 10.2 to the September 2005 Form 10-Q)

10.28		Third Amended and Restated Line of Credit Agreement by and between the Company, and LaSalle Bank Midwest National Association Individually and as Agent for the Lenders and together with Fifth Third Bank (incorporated by reference to Exhibit 10.28 to the 2006 Form 10-K)

10.29		Amendment No. 10 to Business Loan Agreement. Amendment No. 2 to Ninth Amended and Restated Promissory Note ($5 million Line of Credit) (incorporated by reference to Exhibit 10.29 to the 2006 Form 10-K)

21.1		Subsidiaries of Agree Realty Corporation (incorporated by reference to Exhibit 21 to the 2006 Form 10-K)

23.1	*	Consent of Virchow, Krause & Company, LLP

23.2	*	Consent of BDO Seidman, LLP

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer

32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer

32.2	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Chief Financial Officer

*	Filed herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES
     PURSUANT to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGREE REALTY CORPORATION
By:	/s/ Richard Agree
	Name:	Richard Agree
President and Chairman of the Board of Directors Date: December 7, 2007

     PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 7th day of December 2007.

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