Form 10-K
period 2007-12-31
AGREE REALTY CORP
filed 2008-03-13
CIK 917251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Commission File Number 1-12928
AGREE REALTY CORPORATION
(Exact name of Registrant as specified in its charter)

Maryland	38-3148187
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

31850 Northwestern Highway	48334
Farmington Hills, Michigan	(Zip code)
(Address of principal executive offices)
(248) 737-4190
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.0001 par value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was approximately $242,203,000 as of June 29, 2007, based on the closing price of $31.25 on the NYSE on that date.
At February 29, 2008, there were 7,796,846 shares of Common Stock, $.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the annual shareholder meeting to be held in May 2008 are incorporated by reference into Part III of this Form 10-K.

Part I
FORWARD LOOKING STATEMENTS
     Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements represent our expectations, plans and beliefs concerning future events and may be identified by terminology such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Although the forward-looking statements made in this report are based on good faith beliefs, reasonable assumptions and our best judgment reflecting current information, certain factors could cause actual results to differ materially from such forward—looking statements, including but not limited to; the effect of economic and market conditions; risks that our acquisition and development projects will fail to perform as expected; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; loss or bankruptcy of one or more of our major retail tenants; a failure of our properties to generate additional income to offset increases in operating expenses; and other factors discussed in Item 1A. “Risk Factors” and elsewhere in this report and in subsequent filings with the Securities and Exchange Commission. Given these uncertainties, you should not place undue reliance on our forward-looking statements. Except as required by law, we assume no obligation to update these forward—looking statements, even if new information becomes available in the future.
Item 1. BUSINESS
General
     Agree Realty Corporation, a Maryland corporation, is a fully-integrated, self-administered and self-managed real estate investment trust (REIT). The terms “Registrant”, “Company”, “we”, “our” or “us” refer to Agree Realty Corporation and/or its majority owned operating partnership, Agree Limited Partnership (Operating Partnership), and/or its majority owned and controlled subsidiaries, including its qualified taxable REIT subsidiary (TRS), as the context may require. The Company is focused primarily on the ownership, development, acquisition and management of retail properties net leased to national tenants. We were formed in December 1993 to continue and expand the business founded in 1971 by our current President and Chairman, Richard Agree. We specialize in developing retail properties for national tenants who have executed long-term net leases prior to the commencement of construction. As of December 31, 2007, approximately 89% of our annualized base rent was derived from national tenants. All of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses including property taxes, insurance and maintenance. We believe this strategy provides a generally consistent source of income and cash for distributions.
     At December 31, 2007, our portfolio consisted of 64 properties, located in 16 states containing an aggregate of approximately 3.4 million square feet of gross leasable area (GLA). As of December 31, 2007, our portfolio included 52 freestanding net leased properties and 12 community shopping centers that were 99.6% leased with a weighted average lease term of approximately 11.3 years. As of December 31, 2007, approximately 66% of our annualized base rent was derived from our top three tenants: Borders Group, Inc. (Borders) — 31%, Walgreen Co. (Walgreen) — 23% and Kmart Corporation (Kmart) — 12%.
     We expect to continue to grow our asset base primarily through the development of retail properties that are pre-leased on a long-term basis to national tenants. We focus on development because we believe, based on our historical returns we have been able to achieve, it generally provides us a higher return on investment than the acquisition of similarly located properties and does not entail the risk associated with speculative development. Since our initial public offering in 1994, we have developed 51 of our 64 properties, including 39 of our 52 freestanding properties and all 12 of our community shopping centers. As of December 31, 2007, the properties that we developed accounted for approximately 83% of our annualized base rent. We expect to continue to expand our tenant relationships and diversify our tenant base to include other quality national tenants.

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
Financing Strategy
     The majority of our indebtedness is fixed rate, non-recourse and long-term in nature. Whenever feasible, we enter into long-term financing for our properties to match the underlying long-term leases. As of December 31, 2007, the average weighted maturity of our long-term debt was 12.4 years. We intend to limit our floating rate debt to borrowings under our credit facilities, which are primarily used to finance new development and acquisitions. Once development of a project is completed, we typically consider refinancing this floating rate debt with long-term, fixed rate, non-recourse debt. As of December 31, 2007, our total debt was approximately $82.6 million, consisting of approximately $45.8 million of fixed rate debt at a weighted average interest rate of 6.64% and $36.8 million of floating rate debt, consisting primarily of the credit facilities, at a weighted average interest rate of 5.65%. We intend to maintain a ratio of total indebtedness (including construction and acquisition financing) to market capitalization of 65% or less. At December 31, 2007, our ratio of indebtedness to market capitalization was approximately 32.5%.
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
     We have a management information system designed to provide management with the operating data necessary to make informed business decisions on a timely basis. This computer system provides us rapid access to store availability, lease data, tenants’ sales history, cash flow budgets and forecasts, and enables us to maximize cash flow from operations and closely monitor corporate expenses.
Agree Limited Partnership
     Our assets are held by and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 92.01% interest as of December 31,

2007. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership.
Headquarters
     Our headquarters are located at 31850 Northwestern Highway, Farmington Hills, MI 48334 and our telephone number is (248) 737-4190. Our web site address is www.agreerealty.com. Agree Realty Corporation’s reports filed with or furnished to the SEC can be accessed through this site as soon as reasonably practicable after we electronically file or furnish such reports.
Major Tenants
     As of December 31, 2007, approximately 67% of our gross leasable area was leased to Borders, Walgreen, and Kmart and approximately 66% of our total annualized base rents was attributable to these tenants. At December 31, 2007, Borders occupied approximately 29% of our gross leasable area and accounted for approximately 31% of the annualized base rent. At December 31, 2007, Walgreen occupied approximately 8% of our gross leasable area and accounted for approximately 23% of the annualized base rent. At December 31, 2007, Kmart occupied approximately 30% of our gross leasable area and accounted for approximately 12% of the annualized base rent. No other tenant accounted for more than 10% of gross leasable area or annualized base rent in 2007. The loss of any of these anchor tenants or the inability of any of them to pay rent would have a material adverse effect on our business.
Tax Status
     We have operated and intend to operate in a manner to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain qualification as a REIT, we must, among other things, distribute at least 90% of our REIT income and meet certain other asset and income tests. Additionally, our charter limits ownership of the Company, directly or constructively, by any single person to 9.8% of the total number of outstanding shares, subject to certain exceptions. As a REIT, we are not subject to federal income tax with respect to that portion of our income that meets certain criteria and is distributed annually to the stockholders.
     In October 2007, we established a taxable REIT subsidiary pursuant to the provisions of the REIT Modernization Act. Our TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of the Company which occur within its TRS entity are subject to federal and state income taxes.
Competition
     We face competition in seeking properties for acquisition and tenants who will lease space in these properties from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs, many of which have greater financial and other resources than we do. There can be no assurance that we will be able to compete successfully with such entities in our development, acquisition and leasing activities in the future.
Potential Environmental Risks
     Investments in real property create a potential for environmental liability on the part of the owner or operator of such real property. If hazardous substances are discovered on or emanating from a property, the owner or operator of the property may be held strictly liable for all costs and liabilities relating to such hazardous substances. We have obtained a Phase I environmental study (which involves inspection without soil sampling or ground water analysis) conducted on each of our properties by independent environmental consultants. Furthermore, we have adopted a policy of conducting a Phase I environmental study on each property we acquire and if necessary conducting additional investigation as warranted.
     We conducted Phase I environmental studies on the four properties we developed in 2007. The results of these Phase I studies indicated that no further action was required on two of the properties and on the other two properties we performed limited phase II environmental site assessments, which involves soil sampling or ground water analysis. The results of the Phase II environmental studies conducted on the two properties indicated that no further action was required. In addition, we have no knowledge of any hazardous substances existing on any of our properties in violation of any applicable laws; however, no assurance can be given that such substances are not located on any of the properties. We carry no insurance coverage for the types of environmental risks described above.
     We believe that we are in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Furthermore, we have not been notified by any governmental authority of any noncompliance, liability or other claim in connection with any of the properties.
Employees
     As of February 28, 2008, we employed ten persons. Employee responsibilities include accounting, construction, leasing, property coordination and administrative functions for the properties. Our employees are not covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory.
Financial Information About Industry Segments
     We are in the business of development, acquisition and management of freestanding net leased properties and community shopping centers. We consider our activities to consist of a single industry segment. See the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
     General
     We rely significantly on three major tenants. As of December 31, 2007, we derived approximately 66% of our annualized base rent from three major tenants, Borders, Walgreen and Kmart. In the event of a default by any of these tenants under their leases, we may experience delays in enforcing our rights as lessor and may incur substantial costs in protecting our investment. The bankruptcy or insolvency of any of the major tenants would likely have a material adverse effect on the properties affected and the income produced by those properties and correspondingly our ability to make distributions.
     In the event that certain tenants cease to occupy a property, although under most circumstances such a tenant would remain liable for its lease payments, such an action may result in certain other tenants having the right to terminate their leases at the affected property, which could adversely affect the future income from that property. As of December 31, 2007, each of our 12 community shopping centers had tenants with those provisions in their leases.
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
     Risks associated with borrowing, including loss of properties in the event of a foreclosure. At December 31, 2007, our ratio of indebtedness to market capitalization (assuming conversion of Operating Partnership units) was approximately 32.5%. The use of leverage presents an additional element of risk in the event that (1) the cash flow from lease payments on our properties is insufficient to meet debt obligations, (2) we are unable to refinance our debt obligations as necessary or on as favorable terms or (3) there is an increase in interest rates. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the property could be foreclosed upon with a consequent loss of income and asset value to us. Under the “cross-default” provisions contained in mortgages encumbering some of our properties, our default under a mortgage with a lender would result in our default under mortgages held by the same lender on other properties resulting in multiple foreclosures.
     Risks associated with our development and acquisition activities. We intend to continue development of new properties and to consider possible acquisitions of existing properties. New project development is subject to a number of risks, including risks of construction delays or cost overruns that may increase project costs, risks that the properties will not achieve anticipated occupancy levels or sustain anticipated rent levels, and new project commencement risks such as receipt of zoning, occupancy and other required governmental permits and authorizations and the incurrence of development costs in connection with projects that are not pursued to completion. In addition, we anticipate that our new development will be financed under lines of credit or other forms of construction financing that will result in a risk that permanent financing on newly developed projects might not be available or would be available only on disadvantageous terms. In addition, the fact that we must distribute 90% of our taxable income in order to maintain our qualification as a REIT will limit our ability to rely upon income from operations or cash flow from operations to finance new development or acquisitions. As a result, if permanent debt or equity financing are not available on acceptable terms to refinance new development or acquisitions undertaken without permanent financing, further development activities or acquisitions might be curtailed or cash available for distribution might be adversely affected. Acquisitions entail risks that investments will fail to perform in accordance with expectations and that judgments with respect to the costs of improvements to bring an acquired property up to standards established for the market position intended for that property will prove inaccurate, as well as general investment risks associated with any new real estate investment.
     Our portfolio has limited geographic diversification. Our properties are located primarily in the Midwestern United States and in particular, Michigan. The concentration of our properties in a limited number of geographic regions creates the risk that, should these regions experience an economic downturn, our operations may be adversely affected. 36 of our properties are located in Michigan. Should Michigan experience an economic downturn, our operations and our rentals from our Michigan properties could be adversely affected.
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
     Uncertainties relating to lease renewals and re-letting of space. We are subject to the risks that, upon expiration of leases for space located in our properties, the premises may not be re-let or the terms of re-letting (including the cost of concessions to tenants) may be less favorable than current lease terms. If we are unable to re-let promptly all or a substantial portion of our retail space or if the rental rates upon such re-letting were significantly lower than expected rates, our net income and ability to make expected distributions to stockholders would be adversely affected. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases.
     Some potential losses are not covered by insurance. Our leases require the tenants to carry comprehensive liability, casualty, workers’ compensation, extended coverage and rental loss insurance on our properties. However, there are some types of losses, such as environmental liabilities, terrorist acts or catastrophic acts of nature, for which we or our tenants cannot obtain insurance at an acceptable cost. If there is an uninsured loss or a loss in excess of insurance limits, we could lose both the revenues generated by the affected property and the capital we have invested in the property. We believe the required coverage is of the type, and amount, customarily obtained by an owner of similar properties. We believe all of our properties are adequately insured. In the event of a substantial unreimbursed loss, we would, nevertheless, remain obligated to repay any mortgage indebtedness or other obligations related to the property.
     Potential liability for environmental contamination could result in substantial costs. Under federal, state and local environmental laws, we may be required to investigate and clean up any release of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or actual responsibility, simply because of our current or past ownership or operation of the real estate. If unidentified environmental problems arise, we may have to make substantial payments, which could adversely affect our cash flow and our ability to make distributions to our stockholders. This potential liability results from the following:
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
     Tax Risks
     We will be subject to increased taxation if we fail to qualify as a REIT for federal income tax purposes. Although we believe that we are organized and operate in such a manner so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the Code), no assurance can be given that we will remain so qualified. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations. The complexity of these provisions and applicable Treasury Regulations is also increased in the context of a REIT that holds its assets in partnership form. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. A REIT generally is not taxed at the corporate level on income it distributes to its stockholders, as long as it distributes annually at least 100% of its taxable income to its stockholders. We have not requested and do not plan to request a ruling from the Internal Revenue Service that we qualify as a REIT.
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
     The 25%, 20%, 10% and 5% tests are determined at the end of each calendar quarter. Subject to certain mitigation provisions, if we fail to meet any such test at the end of any calendar quarter, we will cease to qualify as a REIT.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None

ITEM 2. PROPERTIES
     Our properties consist of 52 freestanding net leased properties and 12 community shopping centers, that as of December 31, 2007 were 99.6% leased, with a weighted average lease term of 11.3 years. Approximately 89% of our annualized base rent was attributable to national retailers. Among these retailers are Borders, Walgreen and Kmart which, at December 31, 2007, collectively represented approximately 66% of our annualized base rent. A majority of our properties were built for or are leased to national tenants who require a high quality location with strong retail characteristics. We developed 39 of our 52 freestanding properties and all 12 of our community shopping centers. Five of our freestanding properties were acquired as part of our relationship with Borders. Properties we have developed (including our community shopping centers) account for approximately 83% of our annualized base rent as of December 31, 2007. Our 52 freestanding properties are comprised of 51 retail locations and Borders’ corporate headquarters. See Notes 3 and 4 to the Consolidated Financial Statements included herein for information regarding mortgage debt and other debt related to our properties.
     A substantial portion of our income consists of rent received under net leases. Most of the leases provide for the payment of fixed base rentals monthly in advance and for the payment by tenants of a pro rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping center as well as payment to us of a percentage of the tenant’s sales. We received percentage rents of $37,111, $53,550 and $68,071 for the fiscal years 2007, 2006 and 2005, respectively, and these amounts represented 0.1%, 0.2% and 0.2%, respectively, of our total revenue for these periods. Included in those amounts were percentage rents from Kmart of $10,221, $13,605 and $25,240 for fiscal years 2007, 2006 and 2005, respectively. Leases with Borders do not contain percentage rent provisions. Leases with Walgreen do contain percentage rent provisions; however, no percentage rent was received from Walgreen during these periods. Some of our leases require us to make roof and structural repairs, as needed.
Development and Acquisition Summary
     During 2007:
     We completed the development of a Walgreen drug store located in Livonia, Michigan. We are also developing a 4,900 square foot retail building on this site that we expect to be fully leased during the second quarter of 2008. The Walgreen store and retail space cost approximately $5.2 million.
     We completed the development of a Walgreen drug store located in Barnesville, Georgia. The Walgreen store cost approximately $3.1 million.
     We acquired a parcel of land located in East Lansing, Michigan. After making improvements to the land we are leasing the improved parcel to Lake Lansing RA Associates, LLC. The cost of the acquisition and development was approximately $2.5 million.
     We acquired a parcel of land located in Plainfield, Indiana. The majority of the land is leased to Meijer which is expected to construct a grocery super center on the property. In addition we retained our interest in two parcels of land totaling 5.259 acres adjacent to the Meijer property for future development. The cost of the acquisition was approximately $4.5 million.
     We commenced the development of a Walgreen drug store and Chase retail bank branch located in Macomb Township, Michigan. Budgeted cost for this development is approximately $5.1 million and it is expected to be completed during the first quarter of 2008.
     We commenced the development of a Walgreen drug store located in Ypsilanti, Michigan. Budgeted cost for this development is approximately $4.3 million and it is expected to be completed during the second quarter of 2008.
     We commenced the development of a Walgreen drug store located in Marion County, Florida. Budgeted cost for this development is approximately $3.5 million and it is expected to be completed during the second quarter of 2008.

     We commenced the development of a Walgreen drug store located in Shelby Township, Michigan. Budgeted cost for this development is approximately $2.8 million and it is expected to be completed during the second quarter of 2008.
Major Tenants
     The following table sets forth certain information with respect to our major tenants:

		Annualized Base	Percent of Total
	Number	Rent as of	Annualized Base Rent as
	of Leases	December 31, 2007	of December 31, 2007
Borders	18	$9,861,727	31%
Walgreen	20	7,343,599	23
Kmart	12	3,847,911	12

Total	50	$21,053,237	66%

     Borders Group, Inc. trades on the New York Stock Exchange under the symbol “BGP”. Borders is a leading global retailer of books, music, movies and gift and stationary items. Headquartered in Ann Arbor, Michigan, Borders operates 499 Borders domestic superstores, as well as 68 international Borders stores, approximately 564 Waldenbooks locations and 30 United Kingdom based Books etc. stores. Borders employs approximately 34,000 people worldwide. Borders has reported that its annual revenues for its 2006 fiscal year ended February 3, 2007 were approximately $4.1 billion, its annual net (loss) for 2006 was approximately ($151 million) and its total stockholders’ equity at fiscal year end 2006 was approximately of $642 million.
     Walgreen is a leader of the U.S. chain drugstore industry and trades on the New York Stock Exchange under the symbol “WAG”. It operates over 5,997 stores in 48 states and Puerto Rico and has total assets of approximately $19.3 billion as of August 31, 2007. As of January 21, 2008, Walgreen’s long-term debt had a Standard and Poor’s rating of A+ and a Moody’s rating of Aa3. . For its fiscal year ended August 31, 2007, Walgreen reported that its annual net sales were $53.8 billion, its annual net income was $2.0 billion and it had shareholders’ equity of $11.1 billion.
     Kmart is a mass merchandising company that offers customers quality products through a portfolio of brands and labels. As of November 3, 2007, Kmart operated a total of 1,387 stores across 49 states, Guam, Puerto Rico and the U.S. Virgin Islands. Kmart is a wholly-owned subsidiary of Sears Holdings Corporation (Sears). Sears is a broadline retailer with approximately 2,300 full-line and 1,100 specialty retail stores in the United States operating through Kmart and Sears and 380 full-line and specialty stores in Canada operating through Sears Canada, Inc. (Sears Canada), a 70%-owned subsidiary. As of November 3, 2007, Sears had total assets of $29.6 billion, total liabilities of $18.9 billion and shareholders equity of $10.7 billion. All of our Kmart properties are in the traditional Kmart format and these Kmart properties average 85,000 square feet per property.
     The financial information set forth above with respect to Borders, Walgreen and Kmart was derived from the annual reports on Form 10-K filed by Borders and Walgreen with the SEC with respect to their 2006 fiscal years and the quarterly report on form 10-Q filed by Sears Holdings Corporation with the SEC with respect to the third quarter of 2007. Additional information regarding Borders, Walgreen or Kmart may be found in their respective public filings. These filings can be accessed at www.sec.gov.

Location of Properties in the Portfolio

	Number	Total Gross
	of	Leasable Area	Percent of GLA Leased on
State	Properties	(Sq. feet)	December 31, 2007
California	1	38,015	100%
Florida	4	258,793	100
Georgia	1	14,820	100
Illinois	1	20,000	100
Indiana	2	15,844	100
Kansas	2	45,000	100
Kentucky	1	116,212	100
Maryland	2	53,000	100
Michigan	36	2,049,794	99
Nebraska	2	55,000	100
New Jersey	1	10,118	100
New York	2	27,626	100
Ohio	1	21,000	100
Oklahoma	4	99,282	100
Pennsylvania	1	37,004	100
Wisconsin	3	523,036	99

Total/Average	64	3,384,544	99%
Lease Expirations
     The following table shows lease expirations for the next 10 years for our community shopping centers and wholly-owned freestanding properties, assuming that none of the tenants exercise renewal options.

		December 31, 2007
		Gross Leasable Area		Annualized Base Rent
	Number
	of Leases	Square	Percent		Percent
Expiration Year	Expiring	Footage	Of Total	Amount	Of Total
2008	13	226,445	6.7%	$747,618	2.4%
2009	20	193,326	5.7%	976,244	3.1%
2010	21	304,757	9.0%	1,859,626	5.9%
2011	28	242,154	7.2%	1,726,069	5.5%
2012	14	76,560	2.3%	614,235	1.9%
2013	9	103,718	3.1%	954,773	3.0%
2014	3	172,958	5.1%	824,206	2.6%
2015	11	651,242	19.3%	4,665,262	14.7%
2016	5	80,945	2.4%	1,664,513	5.3%
2017	4	55,303	1.6%	848,440	2.7%
Thereafter	45	1,264,483	37.6%	16,780,199	52.9%

Total	173	3,371,891	100.0%	$31,661,185	100.0%

     We have made preliminary contact with the 13 tenants whose leases expire in 2008. Of those tenants, 10 tenants, at their option, have the right to extend their lease term and three tenants have leases expiring in 2008. We expect all 13 tenants to extend their leases or enter into lease extensions.
Annualized Base Rent of our Properties
     The following is a breakdown of base rents in place at December 31, 2007 for each type of retail tenant:

		Percent of
	Annualized	Annualized
Type of Tenant	Base Rent	Base Rent
National(1)	$28,047,948	88%
Regional(2)	2,444,206	8
Local	1,169,031	4

Total	$31,661,185	100%

(1)	Includes the following national tenants: Borders, Walgreen, Kmart, Wal-Mart, Eckerd Drugs, Fashion Bug, Rite Aid, JC Penney, Avco Financial, GNC Group, Radio Shack, Super Value, Maurices, Payless Shoes, Blockbuster Video, Family Dollar, H&R Block, Sally Beauty, Jo Ann Fabrics, Staples, Best Buy, Dollar Tree, TGI Friday’s, Circuit City and Pier 1 Imports.

(2)	Includes the following regional tenants: Roundy’s Foods, Dunham’s Sports, Christopher Banks and Beall’s Department Stores.
Freestanding Properties
     52 of our properties are freestanding properties which at December 31, 2007 were leased to Walgreen (19), Borders (18), Rite Aid (5), Kmart (2), Eckerd Drugs (2), Circuit City Stores (1), Fajita Factory (1), Citizens Bank (1), Lake Lansing RA Associates, LLC (1), Meijer (1) and Wal-Mart (Sam’s Club) (1). Our freestanding properties provided $21,464,928, or approximately 67.8%, of our annualized base rent as of December 31, 2007, at an average base rent per square foot of $13.15. These properties contain, in the aggregate, 1,521,888 square feet of gross leasable area or approximately 45.0% of our total gross leasable area as of December 31, 2007. Our freestanding properties tend to have high traffic counts, are generally located in densely populated areas and are leased to a single tenant on a long term basis. Thirty-nine (39) of our 52 freestanding properties were developed by us. Five of our 52 freestanding properties, although not developed by us, were acquired as part of our relationship with Borders. As of December 31, 2007, our freestanding properties have a weighted average lease term of 13.8 years.
     Our freestanding properties range in size from 4,426 to 458,729 square feet of gross leasable area and are located in the following states: California (1), Florida (3), Georgia (1), Indiana (2), Kansas (2), Maryland (2), Michigan (30), Nebraska (2), New Jersey (1), New York (2), Ohio (1), Oklahoma (4) and Pennsylvania (1).
Freestanding Properties

	Year
	Completed/		Lease Expiration(2)
Tenant/Location	Expanded	Total GLA	(Option expiration)
Borders, Aventura, FL (1)	1996	30,000	Jan 31, 2016 (2036)
Borders, Columbus, OH	1996	21,000	Jan 23, 2016 (2036)
Borders, Monroeville, PA	1996	37,004	Nov 8, 2016 (2036)
Borders, Norman, OK	1996	24,641	Sep 20, 2016 (2036)
Borders, Omaha, NE	1995	30,000	Nov 3, 2015 (2035)
Borders, Santa Barbara, CA	1995	38,015	Nov 17, 2015 (2035)
Borders, Wichita, KS	1995	25,000	Nov 10, 2015 (2035)
Borders, Lawrence, KS	1997	20,000	Oct 16, 2022 (2042)

	Year
	Completed/		Lease Expiration(2)
Tenant/Location	Expanded	Total GLA	(Option expiration)
Borders, Tulsa, OK	1998	25,000	Sep 30, 2018 (2038)
Borders, Oklahoma City, OK	2002	24,641	Nov 17, 2017 (2037)
Borders, Omaha, NE	2002	25,000	Nov 17, 2017 (2037)
Borders, Indianapolis, IN	2002	15,844	Nov 17, 2017 (2037)
Borders, Columbia, MD	1999	28,000	Oct 16, 2022 (2042)
Borders, Germantown, MD	2000	25,000	Oct 16, 2022 (2042)
Borders Headquarters, Ann Arbor, MI	1996/1998	458,729	Jan 29, 2023 (2043)
Borders, Tulsa, OK	1996	25,000	Sep 30, 2018 (2038)
Borders, Boynton Beach, FL	1996	25,000	July 20, 2024 (2044)
Borders, Ann Arbor, MI	1996	110,000	July 20, 2024 (2044)
Circuit City, Boynton Beach, FL	1996	32,459	Dec 15, 2016 (2036)
Citizens Bank, Flint, MI	2003	4,426	Apr 15, 2023
Eckerd Drugs, Webster, NY	2004	13,813	Feb 24, 2024 (2044)
Eckerd Drugs, Albion, NY	2004	13,813	Oct 12, 2024 (2044)
Fajita Factory, Lansing, MI	2004	Note (3)	Aug 31,2014 (2032)
Lake Lansing RA Associates, LLC, East Lansing, MI	2004	Note (4)	Dec 31,2028 (2078)
Kmart, Grayling, MI	1984	52,320	Sep 30, 2009 (2059)
Kmart, Oscoda, MI	1984/1990	90,470	Sep 30, 2009 (2059)
Meijer, Plainfield, IN	2007	Note (5)	Nov 5, 2027 (2047)
Rite Aid, Canton Twp, MI	2003	11,180	Oct 31, 2019 (2049)
Rite Aid, Roseville, MI	2005	11,060	June 30, 2025 (2050)
Rite Aid, Mt Pleasant, MI	2005	11,095	Nov 30, 2025 (2065)
Rite Aid, N Cape May, NJ	2005	10,118	Nov 30, 2025 (2065)
Rite Aid, Summit Twp, MI	2006	11,060	Oct 31, 2019 (2039)
Sam’s Club, Roseville, MI	2002	Note (6)	Aug 4, 2022 (2082)
Walgreen, Waterford, MI	1997	13,905	Feb 28, 2018 (2058)
Walgreen, Chesterfield, MI	1998	13,686	July 31, 2018 (2058)
Walgreen, Pontiac, MI	1998	13,905	Oct 31, 2018 (2058)
Walgreen, Grand Blanc, MI	1998	13,905	Feb 28, 2019 (2059)
Walgreen, Rochester, MI	1998	13,905	June 30, 2019 (2059)
Walgreen, Ypsilanti, MI	1999	15,120	Dec 31, 2019 (2059)
Walgreen, Petoskey, MI (1)	2000	13,905	Apr 30, 2020 (2060)
Walgreen, Flint, MI	2000	14,490	Dec 31, 2020 (2060)
Walgreen, Flint, MI	2001	15,120	Feb 28, 2021 (2061)
Walgreen, N Baltimore, MI	2001	14,490	Aug 31, 2021 (2061)
Walgreen, Flint, MI	2002	14,490	Apr 30, 2027 (2077)
Walgreen, Big Rapids, MI	2003	13,560	Apr 30, 2028 (2078)
Walgreen, Flint, MI	2004	14,560	Feb 28, 2029 (2079)
Walgreen, Flint, MI	2004	13,650	Oct 31, 2029 (2079)
Walgreen, Midland, MI	2005	14,820	July 31, 2030 (2080)
Walgreen, Grand Rapids, MI	2005	14,820	Aug 30, 2030 (2080)
Walgreen, Delta Township, MI	2005	14,559	Nov 30, 2030 (2080)

	Year
	Completed/		Lease Expiration(2)
Tenant/Location	Expanded	Total GLA	(Option expiration)
Walgreen, Livonia, MI	2007	14,490	June 30, 2032 (2082)
Walgreen, Barnesville, GA	2007	14,820	Nov 30, 2032 (2082)

Total		1,521,888

(1)	These properties are subject to long-term ground leases where a third party owns the underlying land and has leased the land to us to construct or operate freestanding properties. We pay rent for the use of the land and we are generally responsible for all costs and expenses associated with the building and improvements. At the end of the lease terms, as extended (Aventura, FL 2036, and Petoskey, MI 2074), the land together with all improvements revert to the land owner. We have an option to purchase the Petoskey property after August 7, 2019.

(2)	At the expiration of tenant’s initial lease term, each tenant (except Citizens Bank) has an option, subject to certain requirements, to extend its lease for an additional period of time.

(3)	This 2.03 acre property is leased from us by Fajita Factory, LLC pursuant to a ground lease. The tenant occupies a 5,448 square foot building.

(4)	This 11.3 acre property is leased from us by Lake Lansing RA Associates, LLC pursuant to a ground lease. The land owner expects to construct a 14,564 square foot building.

(5)	This 32.5 acre property is leased from us by Meijer pursuant to a ground lease. Meijer expects to construct an estimated 210,000 square foot super center.

(6)	This 12.68 acre property is leased from us by Wal-Mart pursuant to a ground lease. Wal-Mart has constructed a Sam’s Club retail building containing approximately 132,332 square feet.
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
     The location, general character and primary occupancy information with respect to the community shopping centers as of December 31, 2007 are set forth below:

		Gross		Average	Percent	Percent
	Year	Leasable		Base	Occupied at	Leased at	Anchor Tenants (Lease
	Completed/	Area	Annualized	Rent per	December 31,	December 31,	expiration/Option period
Property Location	Expanded	Sq. Ft.	Base Rent (2)	Sq. Ft.(3)	2007	2007 (4)	expiration) (5)
Capital Plaza,(1)	1978/ 2006	116,212	$562,917	$4.84	100%	100%	Kmart(2008/2053)
Frankfort, KY							Walgreen (2031/2052)
							Fashion Bug (2010/2025)
Charlevoix Commons	1991	137,375	686,495	5.00	100%	100%	Kmart (2015/2065)
Charlevoix, MI							Roundy’s (2011-2031)
Chippewa Commons	1991	168,311	963,849	5.73	100%	100%	Kmart (2014/2064)
Chippewa Falls, WI							Roundy’s (2011/2031)
							Fashion Bug (2011/2021)
Ironwood Commons	1991	185,535	932,827	5.03	100%	100%	Kmart (2015/2065)
Ironwood, MI							Super Value (2011/2036)
							Fashion Bug (2012/2022)

		Gross		Average	Percent	Percent
	Year	Leasable		Base	Occupied at	Leased at	Anchor Tenants (Lease
	Completed/	Area	Annualized	Rent per	December 31,	December 31,	expiration/Option period
Property Location	Expanded	Sq. Ft.	Base Rent (2)	Sq. Ft.(3)	2007	2007 (4)	expiration) (5)
Marshall Plaza	1990	119,279	696,189	5.84	100%	100%	Kmart (2015/2065)
Marshall, MI
Mt. Pleasant Shopping Center	1973/1997	241,458	1,107,657	4.68	98%	98%	Kmart (2008/2048)
Mt. Pleasant, MI							J.C. Penney Co. (2010/2020)
							Staples, Inc. (2010/2025)
							Fashion Bug (2010/2025)
North Lakeland Plaza	1987	171,334	1,318,888	7.70	100%	100%	Best Buy (2013/2028)
Lakeland, FL							Beall’s (2015/2025)
Petoskey Town Center	1990	174,870	1,093,873	6.26	100%	100%	Kmart (2015/2065)
Petoskey, MI							Roundy’s (2010/2030)
							Fashion Bug (2012/2022)
Plymouth Commons	1990	162,031	880,236	5.59	97%	97%	Kmart (2015/2065)
Plymouth, WI							Roundy’s (2010/2030)
							Fashion Bug (2010/2020)
Rapids Associates	1990	173,557	776,209	4.58	98%	98%	Kmart (2015/2065)
Big Rapids, MI							MC Sports (2018/2033)
							Fashion Bug (2011/2021)
Shawano Plaza	1990	192,694	1,031,117	5.35	100%	100%	Kmart (2014/2064)
Shawano, WI							Roundy’s (2010/2030)
							J.C. Penney Co. (2010/2025)
							Fashion Bug (2009/2021)
West Frankfort Plaza	1982	20,000	146,000	7.30	100%	100%	Fashion Bug (2012)
West Frankfort, IL

Total/Average		1,862,656	$10,196,257	$5.51	99%	99%

(1)	All community shopping centers except Capital Plaza (which is subject to a long-term ground lease expiring in 2053 from a third party) are wholly-owned by us.

(2)	Total annualized base rents of the Company as of December 31, 2007.

(3)	Calculated as total annualized base rents, divided by gross leaseable area actually leased as of December 31, 2007.

(4)	Roundy’s has sub-leased the space it leases at Charlevoix Commons (35,896 square feet, rented at a rate of $5.97 per square foot). The Charlevoix lease expires in 2011 (assuming it is not extended by Roundy’s).

(5)	The option to extend the lease beyond its initial term is only at the option of the tenant.
ITEM 3. LEGAL PROCEEDINGS
     We are not presently involved in any litigation nor, to our knowledge, is any other litigation threatened against us, except for routine litigation arising in the ordinary course of business which is expected to be covered by our liability insurance.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of security holders during the fourth quarter of 2007.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock is traded on the New York Stock Exchange under the symbol “ADC”. The following table sets forth the high and low sales prices of our common stock, as reported on the New York Stock Exchange, and the dividends declared per share of Common Stock by us for each calendar quarter in the last two fiscal years. Dividends were paid in the periods immediately subsequent to the periods in which such dividends were declared.
Market Information

			Dividends Declared Per
Quarter Ended	High	Low	Common Share

March 31, 2007	$36.00	$32.30	$0.49
June 30, 2007	$35.04	$30.12	$0.49
September 30, 2007	$33.95	$27.29	$0.49
December 31, 2007	$34.00	$28.32	$0.50

March 31, 2006	$32.10	$29.69	$0.49
June 30, 2006	$35.07	$29.88	$0.49
September 30, 2006	$34.05	$31.24	$0.49
December 31, 2006	$36.26	$32.10	$0.49
     At March 7, 2008, there were 7,796,846 shares of our common stock issued and outstanding which were held by approximately 200 stockholders of record. The number of stockholders of record does not reflect persons or entities who held their shares in nominee or “street” name.
     We intend to continue to declare quarterly dividends to our stockholders. However, our distributions are determined by our board of directors and will depend on a number of factors, including the amount of our funds from operations, the financial and other condition of our properties, our capital requirements, restrictions in our debt instruments, our annual distribution requirements under the provisions of the Internal Revenue Code applicable to REITs and such other factors as our board of directors deems relevant.
     During the year ended December 31, 2007, we did not sell any unregistered securities. During the fourth quarter of 2007, we did not repurchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth our selected financial information on a historical basis and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Form 10-K. Certain amounts have been reclassified to conform to the current presentation of discontinued operations. The balance sheet for the periods ending December 31, 2003 through 2007 and operating data for each of the periods presented were derived from our audited financial statements.
Selected Financial Data
(in thousands, except per share, number of properties, and percentage leased information)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Operating Data
Total Revenue	$34,468	$32,908	$31,579	$28,940	$26,224

Expenses
Property expense (1)	4,310	4,219	4,545	4,220	4,161
General and administrative	4,462	4,019	4,191	2,849	2,275
Interest	4,896	4,625	4,159	4,507	5,684
Early extinguishment of debt	—	—	—	—	961
Depreciation and amortization	5,017	4,851	4,637	4,249	3,836

Total Expenses	18,685	17,714	17,532	15,825	16,917

Other Income (2)	1,044	—	6	217	438

Income before Minority Interest and Discontinued Operations.	16,827	15,194	14,053	13,332	9,745
Minority Interest	1,345	1,220	1,145	1,257	1,103

Income before Discontinued Operations	15,482	13,974	12,908	12,075	8,642

Gain on Sale of Asset From Discontinued Operations	—	—	2,654	523	740
Income From Discontinued Operations	—	—	486	525	1,090

Net Income	$15,482	$13,974	$16,048	$13,123	$10,472

Number of Properties	64	60	59	54	50

Number of Square Feet	3,385	3,355	3,363	3,463	3,495

Percentage Leased	99%	99%	99%	99%	97%

Per Share Data — Diluted

Income before discontinued operations	$2.01	$1.83	$1.72	$1.87	$1.64
Discontinued operations	—	—	.42	.16	.35

Net income	$2.01	$1.83	$2.14	$2.03	$1.99

Weighted average of common shares outstanding — Diluted	7,716	7,651	7,491	6,475	5,276

Cash dividends	$1.97	$1.96	$1.96	$1.95	$1.94

Balance Sheet Data
Real Estate (before accumulated depreciation)	$289,074	$268,248	$258,232	$252,427	$220,334
Total Assets	$239,348	$223,515	$223,460	$214,837	$190,795
Total debt, including accrued interest	$82,889	$69,031	$68,504	$92,441	$83,313

(1)	Property expense includes real estate taxes, property maintenance, insurance, utilities and land lease expense.

(2)	Other income is composed of development fee income, gain on land sales, and equity in net income of unconsolidated entities.

(3)	Net income per share has been computed by dividing the net income by the weighted average number of shares of Common Stock outstanding and the effect of dilutive securities outstanding. The per share amounts are presented in accordance with SFAS No. 128 “Earnings per share.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We were established to continue to operate and expand the retail property business of our predecessor. We commenced our operations in April 1994. Our assets are held by and all operations are conducted through, directly or indirectly, Agree Limited Partnership (Operating Partnership), of which Agree Realty Corporation is the sole general partner and held a 92.01% interest as of December 31, 2007. We are operating so as to qualify as a real estate investment trust (REIT) for federal income tax purposes.
     The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included elsewhere in this Form 10-K.
Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), to clarify the accounting treatment for uncertain income tax positions when applying FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an, accounting in interim periods, disclosure and transition. Effective January 1, 2007, we adopted FIN 48. Upon adoption and as of December 31, 2007, there was no unrecognized income tax benefit and the adoption of FIN 48 had no effect on stockholders’ equity. We do not expect any significant increase or decrease in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2007. We recognize accrued interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007 and December 31, 2007, we had accrued zero for the payment of tax related interest and penalties and there was no tax interest or penalties recognized in the statements of operations for the three years ended December 31, 2007. Our federal, state and local tax returns for fiscal years 2004-2007 remain subject to examination.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands the disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price) and not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). This statement also emphasizes that fair value is a market-based measurement, not an entity specific measurement, and consequently a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The statement also clarifies the market participant assumptions about risk and the effect of a restriction on the sale or use of an asset. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement will be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied. A limited form of retrospective application of SFAS No. 157 is allowed for certain financial instruments. We are currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption of SFAS No. 157 will have on our financial position or results of operations.
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

     In December 2007, FASB issued Statements No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment to Accounting Research Board No. 51. SFAS 160’s objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The key aspects of SFAS 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of noncontrolling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and noncontrolling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and noncontrolling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively. We are currently evaluating the provisions for SFAS 160 to determine the potential impact, if any, the adoption will have on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS No. 141(R) will have an impact on our accounting for future business combinations once adopted, but we are still currently assessing the impact it will have on the consolidated results of operations and financial position.
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
     We evaluate real estate for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.
     Substantially all of our leases contain provisions requiring tenants to pay as additional rent a proportionate share of operating expenses (“operating cost reimbursements”) such as real estate taxes, repairs and maintenance, insurance, etc. The related revenue from tenant billings is recognized in the same period the expense is recorded.

     We have elected to be taxed as a REIT under the Code, commencing with our 1994 tax year. As a result, we are not subject to federal income taxes to the extent that we distribute annually at lease 90% of our taxable income to our shareholders and satisfy certain other requirements defined in the Code.
     In October 2007, we established a taxable REIT subsidiary pursuant to the provisions of the REIT Modernization Act. Our TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of the Company which occur within its TRS entity are subject to federal and state income taxes. As of December 31, 2007 the Company had accrued a deferred income tax amount of $705,000 which was netted against the gain on sale.
Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006
     Minimum rental income increased $1,673,000, or 6%, to $31,636,000 in 2007, compared to $29,963,000 in 2006. The increase was the result of the development of a Walgreen drug store at our Capital Plaza shopping center in December 2006, the acquisition of a Rite Aid drug store in Summit Township, Michigan in September 2006, the development of a Walgreen drug store in Livonia, Michigan in June 2007, the development of a Walgreen drug store in Barnesville, Georgia in October 2007, the development of a parcel of land located in East Lansing, Michigan and the development of a parcel of land located in Plainfield, Indiana in November 2007. Our revenue increase from these acquisitions and developments amounted to $850,000. In addition we received a lease termination payment related to our Big Rapids, Michigan shopping center of $608,000 and increased revenue from existing tenants of $215,000.
     Percentage rents decreased $17,000, or 31%, to $37,000 in 2007, compared to $54,000 in 2006. The decrease was primarily the result of decreased tenant sales.
     Operating cost reimbursements decreased $88,000, or 3%, to $2,759,000 in 2007, compared to $2,847,000 in 2006. Operating cost reimbursements increased $62,000 due to the increase in property operating expenses as explained below, however this increase was offset by an adjustment for insurance billed to one of our tenants in the amount of $150,000.
     Other income decreased $9,000 to $35,000 in 2007, compared to $44,000 in 2006.
     Real estate taxes increased $28,000, or 2%, to $1,849,000 in 2007 compared to $1,821,000 in 2006. The increase is the result of general assessment increases on the properties.
     Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $148,000, or 9%, to $1,785,000 in 2007 compared to $1,637,000 in 2006. The increase was the result of an increase in shopping center maintenance expenses of $30,000; increased snow removal costs of $129,000; increased utility costs of $11,000; and decreased insurance costs of ($22,000) in 2007 versus 2006.
     Land lease payments decreased $84,000, or 11%, to $676,000 in 2007 compared to $760,000 for 2006. The decrease is the result of our purchase of the fee interest in the land located at our Lawrence, Kansas property previously leased.
     General and administrative expenses increased $443,000, or 11%, to $4,462,000 in 2007 compared to $4,019,000 in 2006. The increase was the result of an increase in compensation related expenses of $595,000; increased contracted services to investigate development opportunities of $86,000 and increased property management related expenses of $27,000. These increases were offset by a decrease in general business taxes of $90,000 and decreased professional fees of $175,000. General and administrative expenses as a percentage of rental income increased from 13.4% for 2006 to 14.1% for 2007. The increase in compensation related expenses was primarily the result of employee bonus payments of $346,000 and the hiring of two additional employees in 2007.

     Depreciation and amortization increased $166,000, or 3%, to $5,017,000 in 2007 compared to $4,851,000 in 2006. The increase was the result the development and acquisition of four properties in 2007 and two properties in 2006.
     Interest expense increased $271,000, or 6%, to $4,896,000 in 2007, from $4,625,000 in 2006. The increase in interest expense was the result of increased borrowings to fund the development and acquisition of four properties in 2007 and two properties in 2006, as well as overall interest rate increases.
     In October 2007, we completed the sale of our interest in two contracts to acquire a 14.9 acre parcel of land to a national home improvement superstore. The transaction resulted in a gain of $1,044,000 net of deferred income taxes of $705,000. We established a taxable REIT subsidiary to facilitate this transaction. We expect to elect to defer the recognition of the gain from the transaction for income tax purposes by making an election under Section 1031 of the Code. There were no gains from property sales in 2006.
     The Company’s income before minority interest and discontinued operations increased $1,633,000, or 11%, to $16,827,000 in 2007, from $15,194,000 in 2006 as a result of the foregoing factors.
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
     Property operating expenses decreased $375,000, or 19%, to $1,637,000 in 2006 compared to $2,012,000 in 2005. The decrease was the result of a decrease in shopping center maintenance expenses of ($44,000); decreased snow removal costs of ($270,000); decreased utility costs of ($7,000); and decreased insurance costs of ($54,000) in 2006 versus 2005.
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
Discontinued Operations
     In October 2005, we completed the sale of a shopping center for approximately $8.8 million. The shopping center was anchored by Kmart Corporation and Roundy’s Foods and was located in Iron Mountain, Michigan.
     The aggregate revenue from the property was $864,113 for the year ending December 31, 2005. The aggregate expense for the property was $377,960, including minority interest of $43,137 for the year ending December 31, 2005.
Liquidity and Capital Resources
     Our principal demands for liquidity are operations, distributions to our stockholders, debt repayment, development of new properties redevelopment of existing properties and future property acquisitions. We intend to meet our short-term liquidity requirements, including capital expenditures related to the leasing and improvement of the properties, through cash flow provided by operations and the Line of Credit and the Credit Facility. We believe that adequate cash flow will be available to fund our operations and pay dividends in accordance with REIT requirements for at least the next 12 months. We may obtain additional funds for future development or acquisitions through other borrowings or the issuance of additional shares of common stock. We intend to incur additional debt in a manner consistent with our policy of maintaining a ratio of total debt (including construction and acquisition financing to total market capitalization of 65% or less. As of December 31, 2007, our ratio of indebtedness to market capitalization was approximately 32.5%. We believe that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs.
     During the quarter ended December 31, 2007, we declared a quarterly dividend of $.50 per share. The dividend was paid on January 4, 2008 to holders of record on December 21, 2007.
     As of December 31, 2007, we had total mortgage indebtedness of $45,760,168 with a weighted average interest rate of 6.64%. The mortgage debt is all fixed rate, self-amortizing debt.
     In addition, the Operating Partnership has in place a $50 million credit facility (the “Credit Facility”) with Bank of America, as the agent, which is guaranteed by the Company. The Credit Facility matures in November 2009 and can be extended at our option subject to specified conditions, for two additional one year periods. Advances under the Credit Facility bear interest within a range of one-month to twelve-month LIBOR plus 100 basis points to 150 basis points or the lender’s prime rate, at our option, based on certain factors such as the ratio of our indebtedness to the capital value of our properties. The Credit Facility generally is used to fund property acquisitions and development activities. As of February 15, 2008, $36,000,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 5.05%.
     We also have in place a $5 million line of credit (the “Line of Credit”), which matures in November 2009, and can be extended at our option subject to specified conditions for two additional one year periods. The Line of Credit bears interest at the lender’s prime rate less 75 basis points or 150 basis points in excess of the one-month to twelve month LIBOR rate, at our option. The purpose of the Line of Credit is to generally provide working capital and fund land options and start-up costs associated with new projects. As of February 15, 2008, $2,850,000 was outstanding under the Line of Credit bearing a weighted average interest rate of 5.25%.

     The following table outlines our contractual obligations (in thousands) as of December 31, 2007:

	Total	Yr 1	2-3 Yrs	4-5 Yrs	Over 5 Yrs
Mortgages Payable	$45,760	$2,750	$6,075	$6,931	$30,004
Notes Payable	36,800	—	36,800	—	—
Land Lease Obligations	11,296	681	1,412	1,463	7,740
Other Long-Term Liabilities	—	—	—	—	—
Estimated Interest Payments on Mortgages and Notes Payable	24,714	5,130	7,414	4,482	7,688

Total	$118,570	$8,561	51,701	$12,876	$45,432

     We have four development projects under construction that will add an additional 28,110 square feet to our portfolio. The projects are expected to be completed during the first and second quarter of 2008 and funding will be provided by the Credit Facility. Additional funding required to complete the projects are estimated to be $6,211,000 and is also expected to be provided by the Credit Facility.
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
     FFO should not be considered as an alternative to net income as the primary indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. Further, while we adhere to the NAREIT definition of FFO, our presentation of FFO is not necessarily comparable to similarly titled measure of other REITs due to the fact that not all REITS use the same definition.

     The following table provides a reconciliation of FFO and net income for the years ended December 31, 2007, 2006 and 2005:

	Year ended December 31,
	2007	2006	2005

Net income	$15,482,274	$13,974,168	$16,047,576
Depreciation of real estate assets	4,905,361	4,745,319	4,683,807
Amortization of leasing costs	50,868	44,423	48,357
Minority interest	1,344,475	1,220,113	1,423,932
Gain on sale of assets	(1,043,675)	—	(2,895,532)

Funds from Operations	$20,739,303	$19,984,023	$19,308,140

Weighted average shares and OP Units outstanding
Basic	8,328,418	8,254,391	8,134,051

Diluted	8,389,426	8,324,973	8,164,288

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

	2008	2009	2010	2011	2012	Thereafter	Total
Fixed rate debt	$2,750	$2,937	$3,138	$3,351	$3,580	$30,004	$45,760
Average interest rate	6.64%	6.64%	6.64%	6.64%	6.64%	6.64%	—

Variable rate debt	—	—	$36,800	—	—	—	$36,800

Average interest rate	—	—	5.65%	—	—	—	—
     The fair value (in thousands) is estimated at $45,714 and $36,800 for fixed rate debt and variable rate debt, respectively, as of December 31, 2007.
     The table above incorporates those exposures that exist as of December 31, 2007; it does not consider those exposures or positions, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.
     We do not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.
     As of December 31, 2007, a 1% adverse change in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $368,000.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Form 10-K and are included in this Form 10-K following page F-1.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Effective May 9, 2006, BDO Seidman, LLP resigned as the Company’s independent registered public accounting firm for the 2006 fiscal year. BDO Seidman, LLP served as the Company’s certifying accountant for the period from January 1, 2004 through the fiscal year ended December 31, 2005 and the first quarter of 2006. During 2004, 2005 and during the subsequent interim period through May 9, 2006, there were no disagreements between the Company and BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to BDO Seidman, LLP’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its report, and there were no reportable events as specified in Item 304(a)(1)(v) of Regulation S-K.
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
     Based on this evaluation, and due to the material weakness in our internal control over financial reporting (as described below in Report of Management on Agree Realty Corporation’s Internal Control over Financial Reporting), our chief executive officer and chief financial officer concluded that as of December 31, 2007, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
     We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, assessed the our internal control over financial reporting as of December 31, 2007, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of the material weakness described above, management has concluded that our internal control was not effective as of December 31, 2007.
     The effectiveness of our internal control over financial reporting has been audited by Virchow, Krause & Company, an independent registered public accounting firm, as stated in their report that is included herein.
Report of Independent Registered Public Accounting Firm
To the Shareholders, Audit Committee and Board of Directors
Agree Realty Corporation
Farmington Hills, Michigan
We have audited Agree Realty Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). Agree Realty Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A Controls and Procedures. Our responsibility is to express an opinion the effectiveness of Agree Realty Corporation’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Agree Realty Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Agree Realty Corporation are being made only in accordance with authorizations of management and directors of Agree Realty Corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Agree Realty Corporation’s assets that could have a material effect on the financial statements.
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
     The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated February 14, 2008 on those financial statements.
In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Agree Realty Corporation has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”)
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Agree Realty Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and our report dated February 14, 2008, expressed an unqualified opinion thereon.
/s/ Virchow, Krause & Company
Chicago, Illinois
February 14, 2008

Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B OTHER INFORMATION
     On December 20, 2007, Ellis G. Wachs resigned from our Board of Directors in order to pursue other family, business and personal interests. Mr. Wachs was a director since 1993 and served on the Executive Committee, Audit Committee and Executive Compensation Committee.
     On December 20, 2007, the Board of Directors appointed William S. Rubenfaer to serve until our 2008 annual meeting of stockholders. Mr. Rubenfaer is also expected to stand for election at the 2008 annual meeting of stockholders. Mr. Rubenfaer also was appointed to the Audit Committee and Executive Compensation Committee. The Board has determined that Mr. Rubenfaer is an independent director under the New York Stock Exchange listing rules, as well is independent under the audit committee independence standards of the New York Stock Exchange and SEC.
     William S. Rubenfaer, 63, is a partner in the certified public accounting firm of Rubenfaer & Associates, P.C., which he founded in 1979. He is also the managing member of Sage Capital Management, L.L.C. a registered investment advisory firm. In addition, Mr. Rubenfaer serves as Secretary Treasurer of Pinckney Chrysler, Dodge, Jeep, an automobile dealership located in Pinckney, Michigan. He is active in community activates, including a past president and board member of the Bloomfield Hills, Michigan School District. Mr. Rubenfaer is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Michigan Association of CPA’s.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our Annual Meeting of Stockholders to be held on May 5, 2008.
ITEM 11. EXECUTIVE COMPENSATION
     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our Annual Meeting of Stockholders to be held on May 5, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of December 31, 2007.

Number of
securities to be
	issued upon	Weighted average
	exercise of	exercise price of
	outstanding	outstanding	Number of securities
	options, warrants	options, warrants	remaining available
Plan category	and rights	and rights	for future issuance
Equity compensation plans approved by security holders	—	—	915,100

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	915,100

     Additional information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our Annual Meeting of Stockholders to be held on May 5, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Stockholders to be held on May 5, 2008.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Stockholders to be held on May 5, 2008.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Report:
(1) (2) The financial statements indicated by Part II, Item 8, Financial Statements and Supplementary Data.
(3) Exhibits

3.1	Articles of Incorporation and Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (Registration Statement No. 33-73858, as amended)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2006)

4.1	Rights Agreement by and between Agree Realty Corporation and BankBoston, N.A. as Rights Agent dated as of December 7, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 7, 1998)

4.2	Amended and Restated Registration Rights Agreement, dated July 8, 1994 by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 1994)

4.3	Amended and Restated $50 million Line of Credit agreement dated November 5, 2003, among Agree Realty Corporation, Standard Federal Bank and Bank One. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended Sep 30, 2003)

4.4	Third Amended and Restated Line of Credit Agreement by and between the Company, and LaSalle Bank Midwest National Association Individually and as Agent for the Lenders and together with Fifth Third Bank (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2006)

10.1	First Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of April 22, 1994, by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 1996)

10.2	Contribution Agreement, dated as of April 21, 1994, by and among the Company, Richard Agree, Edward Rosenberg and the co-partnerships named therein (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 1996)

10.3+	Agree Realty Corporation Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1996)

10.4+	Employment Agreement, dated July 1, 2004, by and between the Company and Richard Agree (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2004)

10.5+	Employment Agreement, dated July 1, 2004, by and between the Company, and Kenneth R. Howe (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2004)

10.6+	Employment Agreement, dated January 10, 2000, by and between the Company, and David J. Prueter (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2000)

10.7+	Employment Agreement, dated September 1, 2005, by and between the Company, and Vicky Umphryes (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2005)

10.8+	The Company’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2004)

10.9*+	Form of Restricted Stock Agreement

10.10*+	Summary of Director Compensation

21.1*	Subsidiaries of Agree Realty Corporation

23.1*	Consent of Virchow, Krause & Company, LLP

23.2*	Consent of BDO Seidman, LLP

31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, President and Chairman of the Board of Directors

31.2 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Vice President, Finance

32.1 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, President and Chairman of the Board of Directors

32.2 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Vice President, Finance

*	Filed herewith

+	Management contract or compensatory plan or arrangement
     Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of December 31, 2007. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

15	(b)	The Exhibit listed in Item 15(a)(3) that are noted “filed herewith” are hereby filed with this Report.

15	(c)	The financial statement schedule listed at Item 15(a)(2) is hereby filed with this Report.

SIGNATURES
     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGREE REALTY CORPORATION
By:	/s/ Richard Agree
Name:	Richard Agree
President and Chairman of the Board of Directors Date: March 13, 2008

     PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of March 2008.

By:	/s/ Richard Agree	By:	/s/ Farris G. Kalil
	Richard Agree		Farris G. Kalil
	President and Chairman of the		Director
Board of Directors
	(Principal Executive Officer)	By:	/s/ Michael Rotchford

Michael Rotchford
Director

By:	/s/ Kenneth R. Howe	By:	/s/William S. Rubenfaer

	Kenneth R. Howe		William S. Rubenfaer
	Vice President, Finance and Secretary		Director
(Principal Financial and Accounting Officer)
		By:	/s/ Gene Silverman

Gene Silverman
Director

		By:	/s/ Leon M. Schurgin

Leon M. Schurgin Director

Agree Realty Corporation
Index

Report of Independent Registered Public Accounting Firm
To the Shareholders, Audit Committee and Board of Directors
Agree Realty Corporation
Farmington Hills, MI
We have audited the accompanying consolidated balance sheets of Agree Realty Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agree Realty Corporation as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
Our audits were made for the purpose of forming an opinion on the basic 2007 and 2006 consolidated financial statements of the Company taken as a whole. The consolidated supplemental schedule III is presented for purposes of complying the Securities Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the 2007 and 2006 basic consolidated financial statements and, in our opinion, is fairly stated in all materials respects in relation to the basic consolidated financial statements taken as a whole.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Agree Realty Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 14, 2008 expressed an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ Virchow, Krause & Company, LLP
Chicago, Illinois
February 14, 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Owners of
Agree Realty Corporation
Farmington Hills, Michigan
We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of Agree Realty Corporation (the “Company”) for the year ended December 31, 2005. We have also audited the schedule listed in the accompanying index for the year ended December 31, 2005. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Agree Realty Corporation for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the schedule for the year ended December 31, 2005 presents fairly, in all material respects, the information set forth therein.
BDO SEIDMAN, LLP
Troy, Michigan
March 15, 2006

Agree Realty Corporation
Consolidated Balance Sheets

December 31,	2007	2006

Assets

Real Estate Investments (Notes 3 and 4)
Land	$87,233,715	$77,536,458
Buildings	197,033,867	189,117,421
Property under development	4,806,114	1,593,828

	289,073,696	268,247,707
Less accumulated depreciation	(53,250,564)	(48,352,753)

Net Real Estate Investments	235,823,132	219,894,954

Cash and Cash Equivalents	544,639	463,730
Accounts Receivable — Tenants, net of allowance of $20,000 for possible losses at both December 31, 2007 and 2006	770,365	732,141

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $4,665,144 and $4,482,272 at December 31, 2007 and 2006, respectively	837,033	1,019,905
Leasing costs, net of accumulated amortization of $716,679 and $665,811 at December 31, 2007 and 2006, respectively	424,002	421,229

Other Assets	948,335	982,640

	$239,347,506	$223,514,599

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Balance Sheets

December 31,	2007	2006

Liabilities and Stockholders’ Equity

Mortgages Payable (Note 3)	$45,760,168	$48,291,247

Notes Payable (Note 4)	36,800,000	20,500,000

Dividends and Distributions Payable (Note 5)	4,211,827	4,111,807

Deferred Revenue (Note 14)	11,414,404	12,103,954

Accrued Interest Payable	329,171	239,318

Accounts Payable
Capital expenditures	1,069,734	766,378
Operating	1,483,127	1,140,617

Deferred Income Taxes (Note 6)	705,000	—

Tenant Deposits	64,085	64,085

Total Liabilities	101,837,516	87,217,406

Minority Interest (Note 7)	5,896,180	5,878,593

Stockholders’ Equity (Note 5)
Common stock, $.0001 par value; 20,000,000 shares authorized; 7,754,246 and 7,750,496 shares issued and outstanding	775	775
Additional paid-in capital	142,260,659	141,276,763
Deficit	(10,647,624)	(10,858,938)

Total Stockholders’ Equity	131,613,810	130,418,600

	$239,347,506	$223,514,599

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Income

Year Ended December 31,	2007	2006	2005

Revenues
Minimum rents	$31,636,497	$29,963,363	$28,386,580
Percentage rents	37,111	53,550	68,071
Operating cost reimbursement	2,759,365	2,846,775	3,082,831
Other income	34,979	43,938	41,415

Total Revenues	34,467,952	32,907,626	31,578,897

Operating Expenses
Real estate taxes	1,848,949	1,821,372	1,749,005
Property operating expenses	1,785,323	1,637,192	2,,011,688
Land lease payments	675,700	759,831	784,027
General and administrative	4,462,423	4,018,836	4,191,279
Depreciation and amortization	5,016,718	4,851,343	4,637,325

Total Operating Expenses	13,789,113	13,088,574	13,373,324

Income From Continuing Operations	20,678,839	19,819,052	18,205,573

Other Income (Expense)
Interest expense, net	(4,895,765)	(4,624,771)	(4,158,887)
Gain on sale of asset, net of tax of $705,000	1,043,675	—	6,397

Total Other Expense	(3,852,090)	(4,624,771)	(4,152,490)

Income Before Minority Interest and Discontinued Operations	16,826,749	15,194,281	14,053,083

Minority Interest	1,344,475	1,220,113	1,145,330

Income Before Discontinued Operations	15,482,274	13,974,168	12,907,753

Gain on Sale of Asset From Discontinued Operations, net of minority interest of $235,465	—	—	2,653,670

Income From Discontinued Operations, net of minority interest of $43,137	—	—	486,153

Net Income	$15,482,274	$13,974,168	$16,047,576

Basic Earnings Per Share (Note 2)
Income before discontinued operations	$2.02	$1.84	$1.73
Discontinued operations	—	—	.42

Basic Earnings Per Share	$2.02	$1.84	$2.15

Dilutive Earnings Per Share (Note 2)
Income before discontinued operations	$2.01	$1.83	$1.72
Discontinued operations	—	—	.42

Dilutive Earnings Per Share	$2.01	$1.83	$2.14

Dividend Declared Per Common Share	$1.97	$1.96	$1.96

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Stockholders’ Equity

			Additional		Unearned
	Common Stock		Paid-In		Compensation -
	Shares	Amount	Capital	Deficit	Restricted Stock

Balance, January 1, 2005	6,487,846	$649	$109,599,965	$(10,726,663)	$(1,241,964)

Issuance of common stock, net of issuance costs	1,150,000	115	31,456,414	—	—
Issuance of shares under the Equity Incentive Plan	73,000	8	2,208,878	—	(2,208,886)
Shares redeemed under the Equity Incentive Plan	(4,000)	—	(126,760)	—	—
Vesting of restricted stock	—	—	—	—	656,112
Dividends declared, $1.96 per share	—	—	—	(15,038,384)	—
Net income	—	—	—	16,047,576	—

Balance, December 31, 2005	7,706,846	772	143,138,497	(9,717,471)	(2,794,738)

Reclassify unearned compensation	—	—	(2,794,738)	—	2,794,738
Issuance of shares under the Equity Incentive Plan	43,650	3	95,547	—	—
Vesting of restricted stock	—	—	837,457	—	—
Dividends declared, $1.96 per share	—	—	—	(15,115,635)	—
Net income	—	—	—	13,974,168	—

Balance, December 31, 2006	7,750,496	775	141,276,763	(10,858,938)	—

Issuance of shares under the Equity Incentive Plan	3,750	—		—	—
Vesting of restricted stock	—	—	983,896	—	—
Dividends declared, $1.97 per share	—	—	—	(15,270,960)	—
Net income	—	—	—	15,482,274	—

Balance, December 31, 2007	7,754,246	$775	$142,260,659	$(10,647,624)	$—

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Cash Flows

Year Ended December 31,	2007	2006	2005

Cash Flows From Operating Activities
Net income	$15,482,274	$13,974,168	$16,047,576
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,958,300	4,799,370	4,738,405
Amortization	241,290	190,001	207,040
Stock-based compensation	983,896	837,457	656,112
Gain on sale of assets	(1,043,675)	—	(2,895,532)
Minority interests	1,344,475	1,220,113	1,423,932
(Increase) in accounts receivable	(38,224)	(1,535)	(103,308)
Decrease (increase) in other assets	(33,734)	160,596	420,581
Increase (decrease) in accounts payable	342,510	(159,799)	(141,459)
Decrease in deferred revenue	(689,550)	(689,550)	(689,550)
Increase (decrease) in accrued interest	89,853	(42,762)	(16,035)
Increase (decrease) in tenant deposits	—	10,023	(6,927)

Net Cash Provided By Operating Activities	21,637,415	20,298,082	19,640,835

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $556,000 in 2007, $198,000 in 2006 and $437,000 in 2005)	(19,756,255)	(9,305,661)	(15,121,825)
Net proceeds from sale of assets, less amounts held in escrow	1,748,675	—	9,576,974

Net Cash Used In Investing Activities	(18,007,580)	(9,305,661)	(5,544,851)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Cash Flows

Year Ended December 31,	2007	2006	2005

Cash Flows From Financing Activities
Line-of-credit net borrowings (payments)	16,300,000	3,000,000	(21,700,000)
Dividends and limited partners’ distributions paid	(16,497,828)	(16,413,226)	(15,778,376)
Payments of mortgages payable	(2,531,079)	(2,430,673)	(2,247,255)
Payments of payables for capital expenditures	(766,378)	(112,687)	(393,711)
Redemption of restricted stock	—	—	(126,760)
Payments for financing costs	—	(305,897)	—
Payments of leasing costs	(53,641)	(76,298)	(179,395)
Exercise of stock options	—	95,550	—
Net proceeds from the issuance of common stock	—	—	31,456,529

Net Cash Used In Financing Activities	(3,548,926)	(16,243,231)	(8,968,968)

Net Increase (Decrease) In Cash and Cash Equivalents	80,909	(5,250,810)	5,127,016

Cash and Cash Equivalents, beginning of year	463,730	5,714,540	587,524

Cash and Cash Equivalents, end of year	$544,639	$463,730	$5,714,540

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$4,629,948	$4,530,740	$3,894,010

Supplemental Disclosure of Non-Cash Transactions

Dividends and limited partners’ distributions Declared and unpaid	$4,211,827	$4,111,807	$4,089,243
Shares issued under Stock Incentive Plan	$116,688	$1,310,766	$2,208,886
Real estate investments financed with accounts payable	$1,069,734	$766,378	$112,687

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Notes to Consolidated Financial Statements
1. The Company
Agree Realty Corporation (the Company) is a self-administered, self-managed real estate investment trust (REIT), which develops, acquires, owns and operates properties, which are primarily leased to national and regional retail companies under net leases. At December 31, 2007 the Company’s properties are comprised of fifty-two single tenant retail facilities and twelve community shopping centers located in sixteen states. During the year ended December 31, 2007, approximately 96% of the Company’s annual base rental revenues was received from national and regional tenants under long-term leases, including approximately 31% from Borders, Inc., 23% from Walgreen Co., and 12% from Kmart Corporation, a wholly-owned subsidiary of Sears Holdings Corporation.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements of Agree Realty Corporation include the accounts of the Company, its majority-owned partnership, Agree Limited Partnership (the Operating Partnership), and its wholly-owned subsidiaries. The Company controlled, as the sole general partner, 92.01% and 92.00% of the Operating Partnership as of December 31, 2007 and 2006, respectively. All material intercompany accounts and transactions are eliminated.
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
Fair Values of Financial Instruments
The carrying amounts of the Company’s financial instruments, which consist of cash, cash equivalents, receivables, and accounts payable approximate their fair values. The fair value of notes and mortgages payable approximates their carrying amount because the terms are equivalent to borrowing notes currently available to the Company with similar terms and maturities. The fair value (in thousands) is estimated at $45,714 and $36,800 for fixed and variable rate debt, respectively, as of December 31, 2007.

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
Investment in Real Estate — Impairment evaluation
Real estate investments are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required through December 31, 2007.

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
Unamortized Deferred Expenses
Deferred expenses are stated net of total accumulated amortization. The nature and treatment of these capitalized costs are as follows: (1) financing costs, consisting of expenditures incurred to obtain long-term financing, are being amortized using the interest method over the term of the related loan, and (2) leasing costs, which are amortized on a straight-line basis over the term of the related lease. The Company incurred expenses of $233,740, $182,451 and $199,490 for the years ended December 31, 2007, 2006 and 2005, respectively.
Other Assets
The Company records prepaid expenses, deposits, vehicles, furniture and fixtures, leasehold improvements, acquisition advances and miscellaneous receivables as other assets in the accompanying balance sheets.
Accounts Payable — Capital Expenditures
Included in accounts payable are amounts related to the construction of buildings. Due to the nature of these expenditures, they are reflected in the statements of cash flows as a non-cash financing activity.

Agree Realty Corporation
Notes to Consolidated Financial Statements
Minority Interest
This amount represents the limited partners’ interest (OP Units) of 7.99% and 8.00% (convertible into 673,547 shares) in the Operating Partnership as of December 31, 2007 and 2006, respectively.
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

Agree Realty Corporation
Notes to Consolidated Financial Statements
Income Taxes
The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of it real estate investment trust taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2007, the Company believes it has qualified as a REIT. Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.
The Company and its taxable REIT subsidiary have made a timely TRS election pursuant to the provisions of the REIT Modernization Act. A TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of the Company which occur within its TRS entity are subject to federal and state income taxes (See Note 6). All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to the Company’s taxable REIT subsidiary.

Agree Realty Corporation
Notes to Consolidated Financial Statements
Dividends
The Company declared dividends of $1.97, $1.96 and $1.96 per share during the years ended December 31, 2007, 2006, and 2005; the dividends have been reflected for federal income tax purposes as follows:

December 31,	2007	2006	2005

Ordinary income	$1.93	$1.80	$1.76
Return of capital	.04	.16	.20

Total	$1.97	$1.96	$1.96

The aggregate federal income tax basis of Real Estate Investments is approximately $22.2 million less than the financial statement basis.
Discontinued Operations
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
The revenues from the property were $864,113, for the year ended December 31, 2005. The expenses for the properties were $377,960, including minority interest charges of $43,137, for the year ended December 31, 2005.

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
The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

Year Ended December 31,	2007	2006	2005

Weighted Average number of common shares outstanding	7,751,321	7,711,964	7,460,504
Unvested restricted stock	96,450	131,120	—

Weighted average number of common shares outstanding used in basic earnings per share	7,654,871	7,580,844	7,460,504

Weighted average number of common shares outstanding used in basic earnings per share	7,654,871	7,580,844	7,460,504
Effect of dilutive securities
Restricted stock	61,160	70,582	29,842
Common stock options	—	—	395

Weighted average number of common shares outstanding used in diluted earnings per share	7,716,031	7,651,426	7,490,741

Agree Realty Corporation
Notes to Consolidated Financial Statements
Stock Based Compensation
On January 1, 2006, we adopted the provisions of SFAS No. 123R, Shares-Based Payments (SFAS 123R), under the modified prospective method. Under the modified prospective method, compensation cost is recognized for all awards, granted after the adoption of this standard and for the unvested portion of previously granted awards that are outstanding as of that date. In accordance with SFAS 123R, we will estimate fair vale of restricted stock and stock option grants at the date of grant and amortize those amounts into expense on a straight-line basis or amount vested, if greater, over the appropriate vesting period. No stock options were issued or vested during 2007, 2006 or 2005, so SFAS 123R did not have any impact on net income.
Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), to clarify the accounting treatment for uncertain income tax positions when applying FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties accounting in interim periods, disclosure and transition. Effective January 1, 2007, we adopted FIN 48. Upon adoption and as of December 31, 2007, there was no unrecognized income tax benefit and the adoption of FIN 48 had no effect on stockholders’ equity. We do not expect any significant increase or decrease in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2007. We recognize accrued interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007 and December 31, 2007, we had accrued zero for the payment of tax related interest and penalties and there was no tax interest or penalties recognized in the statements of operations for the three years ended December 31, 2007. Our federal, state and local tax returns for fiscal years 2004-2007 remain subject to examination.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands the disclosures about

Agree Realty Corporation
Notes to Consolidated Financial Statements
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

Agree Realty Corporation
Notes to Consolidated Financial Statements
In December 2007, FASB issued Statements No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment to Accounting Research Board No. 51. SFAS 160’s objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The key aspects of SFAS 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of noncontrolling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and noncontrolling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and noncontrolling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively. We are currently evaluating the provisions for SFAS 160 to determine the potential impact, if any, the adoption will have on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS No. 141(R) will have an impact on our accounting for future business combinations once

Agree Realty Corporation
Notes to Consolidated Financial Statements
adopted, but we are still assessing the impact it will have on the consolidated results of operations and financial position.
3. Mortgages Payable
Mortgages payable consisted of the following:

December 31,	2007	2006

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	$15,104,016	$15,878,633

Note payable in monthly installments of $128,205 including interest at 6.20% per annum, with a final monthly payment due November 2018; collateralized by related real estate and tenants’ leases	12,180,878	12,877,086

Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with the final monthly payment due February 2017; collateralized by related real estate and tenants’ leases	8,193,427	8,822,558

Agree Realty Corporation
Notes to Consolidated Financial Statements

December 31,	2007	2006

Note payable in monthly installments of $57,403 including interest at 6.50% per annum, with the final monthly payment due February 2023; collateralized by related real estate and tenant lease	6,632,703	6,881,562

December 31,	2007	2006

Note payable in monthly installments of $25,631 including interest at 7.50% per annum, with the final monthly payment due May 2022; collateralized by related real estate and tenant lease	2,705,377	2,805,919

Note payable in monthly installments of $12,453 including interest at 6.95% per annum, with the final monthly payment due December 2017; collateralized by related real estate and tenant lease	943,767	1,025,489

Total	$45,760,168	$48,291,247

Future scheduled annual maturities of mortgages payable for years ending December 31 are as follows: 2008 — $2,749,772; 2009 — $2,937,232; 2010 - $3,137,505; 2011 — $3,351,470; 2012 — $3,580,065 and $30,004,124 thereafter. The weighted average interest rate at December 31, 2007 and 2006 was 6.64%.

Agree Realty Corporation
Notes to Consolidated Financial Statements
4. Notes Payable
The Operating Partnership has in place a $50 million line-of-credit agreement, which is guaranteed by the Company up to the maximum amount and for the full term. The agreement expires in November 2009 and can be extended, solely at the option of the Operating Partnership, for two additional one year periods. Advances under the Credit Facility bear interest within a range of one-month to twelve-month LIBOR plus 100 basis points to 150 basis points or the bank’s prime rate, at the option of the Company, based on certain factors such as the ratio of our indebtedness to the capital value of our properties. In addition, we must maintain certain leverage and debt service coverage ratios, maintain our adjusted net worth at a minimum level, maintain our tax status as a REIT, and distribute no more than 95% of our adjusted funds from operations. The facility also requires that we pay a non-use fee of .125% of the unfunded balance if our outstanding balance is greater than $25 million or .20% of the unfunded balance if our outstanding balance is less than $25 million. The Credit Facility is used to fund property acquisitions and development activities. At December 31, 2007 and 2006, $36,000,000 and $20,500,000, respectively, was outstanding under this facility with a weighted average interest rate of 5.63% and 6.35%, respectively. The Credit Facility’s covenants were all complied with through December 31, 2007.
In addition, the Company maintains a $5,000,000 line-of-credit agreement that matures in November 2009 and can be extended at our option subject to specified conditions for two additional one year periods. Monthly interest payments are required, either at the bank’s prime rate less 75 basis points, or 150 basis points in excess of the one-month to twelve month LIBOR rate, at the option of the Company. At December 31, 2007 and 2006, $800,000 and $-0-, respectively, was outstanding under this agreement with a weighted average interest rate of 6.50%.
5. Dividends and Distributions Payable
On December 3, 2007 the Company declared a dividend of $.50 per share for the quarter ended December 31, 2007. The holders of OP Units were entitled to an equal distribution per OP Unit held as of December 31, 2007. The dividends and distributions payable are recorded as liabilities in the Company’s consolidated balance sheet at December 31, 2007. The dividend has been reflected as a reduction of stockholders’ equity and the distribution has been reflected as a reduction of the limited partners’ minority interest. These amounts were paid on January 4, 2008.

Agree Realty Corporation
Notes to Consolidated Financial Statements
6. Income Taxes
In June 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed its various federal and state filing positions. The Company believes that its income tax filing positions and deductions are documented and supported. Additionally the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.
For income tax purposes, the Company has a taxable REIT subsidiary that was established in October 2007 and which certain real estate activities are conducted.
As of December 31, 2007, the Company has recorded a deferred income tax liability in the amount of $705,000. This balance represents the federal and state tax effect of deferring income tax on the sale of an asset under section 1031 of the Internal Revenue Code. This transaction accrued within the TRS described above.

Agree Realty Corporation
Notes to Consolidated Financial Statements
7. Minority Interest
The following summarizes the changes in minority interest since January 1, 2005:

Minority Interest at January 1, 2005	$5,874,855
Minority interests’ share of income for the year	1,423,932
Distributions for the year	(1,320,152)

Minority Interest at December 31, 2005	5,978,635
Minority interests’ share of income for the year	1,220,113
Distributions for the year	(1,320,155)

Minority Interest at December 31, 2006	5,878,593
Minority interests’ share of income for the year	1,344,475
Distributions for the year	(1,326,888)

Minority Interest at December 31, 2007	$5,896,180

8. Stock Incentive Plan
The Company established a stock incentive plan in 1994 (the 1994 Plan) under which options were granted. The options, had an exercise price equal to the initial public offering price ($19.50/share), could be exercised in increments of 25% on each anniversary of the date of the grant, and expire upon employment termination. There were -0-, -0- and 4,900, options outstanding and exercisable at December 31, 2007, 2006 and 2005, respectively. There were 4,900 options exercised in 2006. No options were granted during 2007, 2006 or 2005. In 2005, our stockholders approved the 2005 Equity Incentive Plan (the 2005 Plan), which replaced the 1994 Plan. The 2005 Plan authorizes the issuance of a maximum of one million shares of common stock.
9. Stock Based Compensation
As part of the Company’s 2005 Equity Incentive Plan, restricted common shares are granted to certain employees. As of December 31, 2007, there was $2,400,836 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.13 years. We used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock. The forfeiture rate was based on historical results and trends and we do not consider discount rates to be material. Pursuant to SFAS 123R, the Company reversed the previously

Agree Realty Corporation
Notes to Consolidated Financial Statements
recorded deferred compensation of $2,794,738 at December 31, 2005 during the year ended December 31, 2006. The impact did not change stockholders’ equity or reported net income.
The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. We granted 3,750 shares of restricted stock in 2007 to employees under the 2005 Equity Incentive Plan. The restricted shares vest over a 3 to 5 year period based on continued service to the Company. Restricted share activity is summarized as follows:

		Weighted
		Average
	Shares	Grant Date
	Outstanding	Fair Value
Non-vested restricted shares at December 31, 2005	129,440	$21.59
Restricted shares granted	38,750	$33.83
Restricted shares vested	(37,070)	$22.59
Restricted shares forfeited	—	—

Non-vested restricted shares at December 31, 2006	131,120	$24.92
Restricted shares granted	3,750	$31.12
Restricted shares vested	(38,420)	$25.61
Restricted shares forfeited	—	—

Non-vested restricted shares at December 31, 2007	96,450	$24.89

Agree Realty Corporation
Notes to Consolidated Financial Statements
10. Profit-Sharing Plan
The Company has a discretionary profit-sharing plan whereby it contributes to the plan such amounts as the Board of Directors of the Company determines. The participants in the plan cannot make any contributions to the plan. Contributions to the plan are allocated to the employees based on their percentage of compensation to the total compensation of all employees for the plan year. Participants in the plan become fully vested after six years of service. No contributions were made to the plan in 2007, 2006 or 2005.
11. Rental Income
The Company leases premises in its properties to tenants pursuant to lease agreements, which provide for terms ranging generally from 5 to 25 years. The majority of leases provide for additional rents based on tenants’ sales volume. The weighted average remaining lease term is 11.3 years.
As of December 31, 2007, the future minimum rentals for the next five years from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows (in thousands):

2008	$31,566
2009	31,075
2010	29,984
2011	27,888
2012	26,512
Thereafter	199,395

Total	$346,420

Of these future minimum rentals, approximately 36% of the total is attributable to Walgreen, approximately 31% of the total is attributable to Borders, Inc. and approximately 8% is attributable to Kmart Corporation a wholly-owned subsidiary of Sears Holdings Corporation. Walgreen operates in the national drugstore chain industry, Borders is a major operator of book superstores in the United States and Kmart’s principal business is general merchandise retailing through a chain of discount department stores. The loss of any of these anchor tenants or the inability of any of them to pay rent could have an adverse effect on the Company’s business.

Agree Realty Corporation
Notes to Consolidated Financial Statements
Our properties are located primarily in the Midwestern United States and in particular Michigan. 36 of our properties are located in Michigan. A sustained economic downturn in Michigan could adversely affect our operations and our rental income from our Michigan properties.
12. Lease Commitments
The Company has entered into certain land lease agreements for three of its properties. As of December 31, 2007, future annual lease commitments under these agreements are as follows:

For the Year ending December 31,

2008	$680,867
2009	684,200
2010	727,375
2011	731,300
2012	731,300
Thereafter	7,740,522

Total	$11,295,564

The Company leases its executive offices from a limited liability company controlled by our Chief Executive Officer’s children. Under the terms of the lease, which expires December 31, 2009, the Company is required to pay an annual rental of $90,000 and is responsible for the payment of real estate taxes, insurance and maintenance expenses relating to the building.

Agree Realty Corporation
Notes to Consolidated Financial Statements
13. Interim Results (Unaudited)
The following summary represents the unaudited results of operations of the Company, expressed in thousands except per share amounts, for the periods from January 1, 2006 through December 31, 2007. Certain amounts have been reclassified to conform to the current presentation of discontinued operations:

Three Months Ended
2007	March 31,	June 30,	September 30,	December 31,

Revenues	$8,463	$8,378	$8,450	$9,177

Net Income	$3,605	$3,603	$3,613	$4,661

Earnings Per Share – Diluted	$.47	$.47	$.47	$.60

Three Months Ended
2006	March 31,	June 30,	September 30,	December 31,

Revenues	$8,272	$7,994	$8,114	$8,528

Income before discontinued operations	$3,387	$3,519	$3,406	$3,662

Earnings Per Share – Diluted	$.44	$.46	$.44	$.49

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
15. Subsequent Event
In January 2008, the Company granted 42,600 shares of restricted stock to employees and associates under the 2005 Equity Incentive Plan. The restricted shares vest over a five year period based on continued service to the Company.

Agree Realty Corporation
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2007

Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H
										Life on Which
				Costs	Gross Amount at Which Carried					Depreciation in
		Initial Cost		Capitalized	At Close of Period					Latest Income
			Buildings and	Subsequent to		Buildings and		Accumulated	Date of	Statement
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction	is Computed

Completed Retail Facilities
Sam’s Club, MI	$1,114,422	$550,000	$562,404	$1,087,596	$550,000	$1,650,000	$2,200,000	$1,329,276	1977	40 Years
Capital Plaza, KY	—	7,379	2,240,607	3,336,764	7,379	5,577,371	5,584,750	1,899,228	1978	40 Years
Charlevoix Common, MI	—	305,000	5,152,992	106,718	305,000	5,259,710	5,564,710	2,241,268	1991	40 Years
Chippewa Commons, WI	—	1,197,150	6,367,560	439,818	1,197,150	6,807,378	8,004,528	2,885,233	1990	40 Years
Grayling Plaza, MI	—	200,000	1,778,657	—	200,000	1,778,657	1,978,657	1,060,690	1984	40 Years
Ironwood Commons, MI	—	167,500	8,181,306	332,545	167,500	8,513,851	8,681,351	3,475,185	1991	40 Years
Marshall Plaza Two, MI	—	—	4,662,230	115,294	—	4,777,524	4,777,524	1,983,505	1990	40 Years
North Lakeland Plaza, FL	4,953,301	1,641,879	6,364,379	1,772,138	1,641,879	8,136,517	9,778,396	3,635,770	1987	40 Years
Oscoda Plaza, MI	—	183,295	1,872,854	—	183,295	1,872,854	2,056,149	1,112,635	1984	40 Years
Petoskey Town Center, MI	—	875,000	8,895,289	296,488	875,000	9,191,777	10,066,777	3,812,927	1990	40 Years
Plymouth Commons, WI	—	535,460	5,667,504	282,915	535,460	5,950,419	6,485,879	2,525,864	1990	40 Years
Rapids Associates, MI	—	705,000	6,854,790	58,507	705,000	6,913,297	7,618,297	2,959,840	1990	40 Years
Shawano Plaza, WI	—	190,000	9,133,934	248,763	190,000	9,382,697	9,572,697	4,052,020	1990	40 Years
West Frankfort Plaza, IL	—	8,002	784,077	143,258	8,002	927,335	935,337	534,665	1982	40 Years
Omaha, NE	1,905,351	1,705,619	2,053,615	2,152	1,705,619	2,055,767	3,761,386	623,146	1995	40 Years
Wichita, KS	1,395,310	1,039,195	1,690,644	24,666	1,039,195	1,715,310	2,754,505	519,879	1995	40 Years
Santa Barbara, CA	2,836,017	2,355,423	3,240,557	2,650	2,355,423	3,243,207	5,598,630	983,087	1995	40 Years
Monroeville, PA	—	6,332,158	2,249,724	—	6,332,158	2,249,724	8,581,882	625,451	1996	40 Years
Norman, OK	—	879,562	1,626,501	—	879,562	1,626,501	2,506,063	457,264	1996	40 Years
Columbus, OH	—	826,000	2,336,791	—	826,000	2,336,791	3,162,791	696,167	1996	40 Years
Aventura, FL	—	—	3,173,121	—	—	3,173,121	3,173,121	928,799	1996	40 Years
Boyton Beach, FL	1,812,488	1,534,942	2,043,122	—	1,534,942	2,043,122	3,578,064	565,927	1996	40 Years
Lawrence, KS	2,705,377	981,331	3,000,000	349,127	981,331	3,349,127	4,330,458	822,360	1997	40 Years
Waterford, MI	1,972,977	971,009	1,562,869	135,390	971,009	1,698,259	2,669,268	423,530	1997	40 Years
Chesterfield Township, MI	2,166,342	1,350,590	1,757,830	(46,164)	1,350,590	1,711,666	3,062,256	407,101	1998	40 Years
Grand Blanc, MI	2,069,660	1,104,285	1,998,919	13,968	1,104,285	2,012,887	3,117,172	453,245	1998	40 Years
Pontiac, MI	1,984,448	1,144,190	1,808,955	(113,506)	1,144,190	1,695,449	2,839,639	393,780	1998	40 Years
Mt. Pleasant Shopping Center, MI	—	907,600	8,081,968	579,287	907,600	8,661,255	9,568,855	2,595,280	1973	40 Years
Tulsa, OK	—	1,100,000	2,394,512	—	1,100,000	2,394,512	3,494,512	575,614	1998	40 Years
Columbia, MD	2,858,852	1,545,509	2,093,700	286,589	1,545,509	2,380,289	3,925,798	500,981	1999	40 Years
Rochester, MI	3,026,845	2,438,740	2,188,050	1,949	2,438,740	2,189,999	4,628,739	465,351	1999	40 Years

Agree Realty Corporation
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2007

Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H
										Life on Which
				Costs	Gross Amount at Which Carried					Depreciation in
		Initial Cost		Capitalized	at Close of Period					Latest Income
			Buildings and	Subsequent to		Buildings and		Accumulated	Date of	Statement
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction	is Computed

Ypsilanti, MI	2,733,827	2,050,000	2,222,097	29,624	2,050,000	2,251,721	4,301,721	450,388	1999	40 Years
Germantown, MD	2,688,320	1,400,000	2,288,890	45,000	1,400,000	2,333,890	3,733,890	471,329	2000	40 Years
Petoskey, MI	1,901,596	—	2,332,473	(1,721)	—	2,330,752	2,330,752	447,527	2000	40 Years
Flint, MI	2,868,253	2,026,625	1,879,700	(1,201)	2,026,625	1,878,499	3,905,124	328,741	2000	40 Years
Flint, MI	2,467,996	1,477,680	2,241,293	—	1,477,680	2,241,293	3,718,973	385,220	2001	40 Years
New Baltimore, MI	2,105,500	1,250,000	2,285,781	(16,502)	1,250,000	2,269,279	3,519,279	361,841	2001	40 Years
Flint, MI	1,787,433	1,729,851	1,798,091	660	1,729,851	1,798,751	3,528,602	256,659	2002	40 Years
Oklahoma City, OK	3,459,369	1,914,859	2,057,034	—	1,914,859	2,057,034	3,971,893	270,913	2002	40 Years
Omaha, NE	3,174,337	1,530,000	2,237,702	—	1,530,000	2,237,702	3,767,702	294,686	2002	40 Years
Indianapolis, IN	943,767	180,000	1,117,617	—	180,000	1,117,617	1,297,617	147,238	2002	40 Years
Big Rapids, MI	1,627,959	1,201,675	2,014,107	(2,000)	1,201,675	2,012,107	3,213,782	238,977	2003	40 Years
Flint, MI	—	—	471,272	(201,809)	—	269,463	269,463	31,437	2003	20 Years
Ann Arbor, MI	6,632,703	1,727,590	6,009,488	—	1,727,590	6,009,488	7,737,078	764,225	2003	40 Years
Tulsa, OK	—	2,000,000	2,740,507	—	2,000,000	2,740,507	4,740,507	301,594	2003	40 Years
Canton Twp., MI	1,876,847	1,550,000	2,132,096	23,020	1,550,000	2,155,116	3,705,116	219,952	2003	40 Years
Flint, MI	1,772,475	1,537,400	1,961,674	—	1,537,400	1,961,674	3,499,074	188,077	2004	40 Years
Webster, NY	2,045,867	1,600,000	2,438,781	—	1,600,000	2,438,781	4,038,781	231,178	2004	40 Years
Albion, NY	2,501,302	1,900,000	3,037,864	—	1,900,000	3,037,864	4,937,864	237,334	2004	40 Years
Flint, MI	1,614,796	1,029,000	2,165,463	(6,666)	1,029,000	2,158,797	3,187,797	168,615	2004	40 Years
Lansing, MI	—	785,000	348,501	3,045	785,000	351,546	1,136,546	30,723	2004	40 Years
Boynton Beach, FL	2,047,080	1,569,000	2,363,524	108,651	1,569,000	2,472,175	4,041,175	209,622	2004	40 Years
Ann Arbor, MI	5,146,025	1,700,000	8,308,854	150,000	1,700,000	8,458,854	10,158,854	860,618	2004	40 Years
Midland, MI	2,363,326	2,350,000	2,313,413	2,070	2,350,000	2,315,483	4,665,483	142,230	2005	40 Years
Grand Rapids, MI	—	1,450,000	2,646,591	—	1,450,000	2,646,591	4,096,591	154,385	2005	40 Years
Delta Twp., MI	—	2,075,000	2,535,971	7,015	2,075,000	2,542,986	4,617,986	137,800	2005	40 Years
Roseville., MI	—	1,771,000	2,327,052	—	1,771,000	2,327,052	4,098,052	123,624	2005	40 Years
Mt Pleasant., MI	—	1,075,000	1,432,390	4,787	1,075,000	1,437,177	2,512,177	74,842	2005	40 Years
N Cape May, NJ.,	—	1,075,000	1,430,092	495	1,075,000	1,430,587	2,505,587	74,505	2005	40 Years
Summit Twp, MI	—	998,460	1,336,357	—	998,460	1,336,357	2,334,817	43,130	2006	40 Years
Livonia, MI	—	1,200,000	3,441,694	602,951	1,200,000	4,044,645	5,244,645	43,021	2007	40 Years
Barnesville, GA	—	932,500	2,091,514	—	932,500	2,091,514	3,024,014	10,893	2007	40 Years
East Lansing, MI	—	1,450,000	1,002,192	—	1,450,000	1,002,192	2,452,192	4,172	2007	40 Years
Plainfield, IN	—	4,549,757	—	—	4,549,757	—	4,549,757	—	2007	—

‘

Sub Total	82,560,168	81,867,215	186,829,536	10,204,331	81,867,215	197,033,867	278,901,082	53,250,564

Agree Realty Corporation
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2007

Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H
										Life on Which
				Costs	Gross Amount at Which Carried					Depreciation in
		Initial Cost,		Capitalized	at Close of Period					Latest Income
			Buildings and	Subsequent to		Buildings and		Accumulated	Date of	Statement
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction	is Computed

Retail Facilities
Under Development
Macomb Twp, MI	—	2,621,500	2,687,082	—	2,621,500	2,687,082	5,308,582	—	N/A	N/A
Ypsilanti, MI	—	1,850,000	1,172,293	—	1,850,000	1,172,293	3,022,293	—	N/A	N/A
Marion Oaks, FL	—	815,000	430,288	—	815,000	430,288	1,245,288	—	N/A	N/A
Shelby Twp, MI	—	—	202,462	—	—	202,462	202,462	—	N/A	N/A
Other	—	80,000	313,989	—	80,000	313,989	393,989	—	N/A	N/A

	—	5,366,500	4,806,114	—	5,366,500	4,806,114	10,172,614	—

Total	$82,560,168	$87,233,715	$191,635,650	$10,204,331	$87,233,715	$201,839,981	$289,073,696	$53,250,564

Agree Realty Corporation
Notes to Schedule III
December 31, 2007
1) Reconciliation of Real Estate Properties
The following table reconciles the Real Estate Properties from January 1, 2005 to December 31, 2007:

	2007	2006	2005

Balance at January 1	$268,247,707	$258,332,265	$252,426,862
Construction and acquisition costs	20,825,989	9,915,442	15,260,671
Sale of real estate asset	—	—	(9,355,268)

Balance at December 31	$289,073,696	$268,247,707	$258,332,265

2) Reconciliation of Accumulated Depreciation
The following table reconciles the accumulated depreciation from January 1, 2005 to December 31, 2007:

	2007	2006	2005

Balance at January 1	$48,352,753	$43,771,581	$41,727,987
Current year depreciation expense	4,897,811	4,581,172	4,676,257
Sale of real estate asset	—	—	(2,632,663)

Balance at December 31	$53,250,564	$48,352,753	$43,771,581

3) Tax Basis of Buildings and Improvements
The aggregate cost of Building and Improvements for federal income tax purposes is approximately $22,250,000 less than the cost basis used for financial statement purpose.