Form 10-Q
period 2008-03-31
AGREE REALTY CORP
filed 2008-05-08
CIK 917251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Mark One

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
As of May 8, 2008, the Registrant had 7,796,846 shares of common stock, $0.0001 par value, outstanding.

Agree Realty Corporation
Form 10-Q

Agree Realty Corporation
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)

Assets

Real Estate Investments
Land	$87,234,289	$87,233,715
Buildings	200,490,132	197,033,867
Property under development	5,425,677	4,806,114

	293,150,098	289,073,696
Less accumulated depreciation	(54,510,953)	(53,250,564)

Net Real Estate Investments	238,639,145	235,823,132

Cash and Cash Equivalents	178,746	544,639

Accounts Receivable — Tenants, net of allowance of $20,000 for possible losses at March 31, 2008 and December 31, 2007	643,719	770,365

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $4,703,144 and $4,665,144 at March 31, 2008 and December 31, 2007	799,033	837,033
Leasing costs, net of accumulated amortization of $731,479 and $716,679 at March 31, 2008 and December 31, 2007	515,103	424,002

Other Assets	1,105,929	948,335

	$241,881,675	$239,347,506

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)

Liabilities and Stockholders’ Equity

Mortgages Payable	$45,089,631	$45,760,168

Notes Payable	40,750,000	36,800,000

Dividends and Distributions Payable	4,213,412	4,211,827

Deferred Revenue	11,242,016	11,414,404

Accrued Interest Payable	324,579	329,171

Accounts Payable
Capital expenditures	1,122,482	1,069,734
Operating	906,899	1,483,127

Deferred Income Taxes	705,000	705,000

Tenant Deposits	74,379	64,085

Total Liabilities	104,428,398	101,837,516

Minority Interest	5,868,931	5,896,180

Stockholders’ Equity
Common stock, $0.0001 par value; 20,000,000 shares authorized, 7,796,846 and 7,754,246 shares issued and outstanding	780	775
Additional paid-in capital	142,550,659	142,260,659
Deficit	(10,967,093)	(10,647,624)

Total Stockholders’ Equity	131,584,346	131,613,810

	$241,881,675	$239,347,506

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Revenues
Minimum rents	$7,978,648	$7,687,360
Percentage rents	4,758	13,679
Operating cost reimbursements	782,757	756,350
Other income	1,592	6,103

Total Revenues	8,767,755	8,463,492

Operating Expenses
Real estate taxes	465,313	457,361
Property operating expenses	594,378	510,447
Land lease payments	168,550	170,050
General and administrative	1,095,695	996,263
Depreciation and amortization	1,295,266	1,234,186

Total Operating Expenses	3,619,202	3,368,307

Income From Operations	5,148,553	5,095,185

Other (Expense)
Interest expense, net	(1,260,076)	(1,176,639)

Income Before Minority Interest	3,888,477	3,918,546

Minority Interest	(309,525)	(313,487)

Net Income	$3,578,952	$3,605,059

Earnings Per Share — Basic	$0.47	$0.47

Earnings Per Share — Dilutive	$0.47	$0.47

Dividend Declared Per Share	$0.50	$0.49

Weighted Average Number of Common Shares Outstanding — Basic	7,669,992	7,643,026

Weighted Average Number of Common Shares Outstanding — Dilutive	7,673,858	7,685,616

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Stockholders’ Equity (Unaudited)

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital	Deficit

Balance, January 1, 2008	7,754,246	$775	$142,260,659	$(10,647,624)

Issuance of shares under the Equity Incentive Plan	42,600	5	—	—

Vesting of restricted stock	—	—	290,000	—

Dividends declared for the period January 1, 2008 to March 31, 2008	—	—	—	(3,898,423)

Net income for the period January 1, 2008 to March 31, 2008	—	—	—	3,578,952

Balance, March 31, 2008	7,796,846	$780	$142,550,659	$(10,967,095)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Cash Flows From Operating Activities
Net income	$3,578,952	$3,605,059
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,278,359	1,220,048
Amortization	54,907	60,138
Stock-based compensation	290,000	244,730
Minority interests	309,525	313,487
Decrease in accounts receivable	126,646	354,405
Increase in other assets	(177,674)	(285,377)
Decrease in accounts payable	(576,228)	(448,816)
Decrease in deferred revenue	(172,388)	(172,387)
Increase (decrease) in accrued interest	(4,592)	62,423
Increase in tenant deposits	10,294	—

Net Cash Provided By Operating Activities	4,717,801	4,953,710

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $138,000 in 2008 and $105,000 in 2007)	(2,953,920)	(2,346,146)

Net Cash Used In Investing Activities	(2,953,920)	(2,346,146)

Cash Flows From Financing Activities
Payments of mortgages payable	(670,537)	(570,812)
Dividends and limited partners’ distributions paid	(4,233,602)	(4,132,076)
Line-of-credit net borrowings	3,950,000	2,575,000
Repayments of capital expenditure payables	(1,069,734)	(766,3446)
Payments of leasing costs	(105,901)	(8,716)

Net Cash Used In Financing Activities	(2,129,774)	(2,902,982)

Net Decrease In Cash and Cash Equivalents	(365,893)	(295,418)
Cash and Cash Equivalents, beginning of period	544,639	463,730

Cash and Cash Equivalents, end of period	$178,746	$168,312

Agree Realty Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$1,226,667	$1,068,216

Supplemental Disclosure of Non-Cash Transactions
Dividends and limited partners’ distributions declared and unpaid	$4,213,412	$4,107,512
Real estate investments financed with accounts payable	$1,122,482	$370,310

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Notes to Consolidated Financial Statements

1. Basis of Presentation	The accompanying unaudited consolidated financial statements for the three months ended March 31, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other interim period. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2. Stock Based Compensation	On January 1, 2006, Agree Realty Corporation (the “Company”) adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payments” (“SFAS 123R”), under the modified prospective method. Under the modified prospective method, compensation cost is recognized for all awards granted after the adoption of this standard and for the unvested portion of previously granted awards that are outstanding as of the adoption date. In accordance with SFAS 123R, the Company estimates the fair value of restricted stock and stock option grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of March 31, 2008, there was $3,376,482 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.58 years. The Company used a 0% discount factor and forfeiture rate for determining the fair value of restricted stock. The forfeiture rate was based on historical results and trends and the Company does not consider discount rates to be material.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

		Weighted
		Average
	Shares	Grant Date
	Outstanding	Fair Value
Unvested restricted shares at December 31, 2007	96,450	$24.89
Restricted shares granted	42,600	29.71
Restricted shares vested	(18,750)	26.29
Restricted shares forfeited	—	—

Unvested restricted shares at March 31, 2008	120,300	$30.82

Agree Realty Corporation

3. Earnings Per Share	Earnings per share has been computed by dividing the net income by the weighted average number of common shares outstanding. The per share amounts reflected in the consolidated statements of income are presented in accordance with SFAS No. 128 “Earnings per Share.”

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended March 31,
	2008	2007
Weighted average number of common shares outstanding	7,790,292	7,750,496
Unvested restricted stock	(120,300)	(107,470)

Weighted average number of common shares outstanding used in basic earnings per share	7,669,992	7,643,026

Weighted average number of common shares outstanding used in basic earnings per share	7,669,992	7,643,026
Effect of dilutive securities:
Restricted stock	3,866	42,590
Common stock options	—	—

Weighted average number of common shares outstanding used in diluted earnings per share	7,673,858	7,685,616

4. Recent Accounting Pronouncements	In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment to Accounting Research Board No. 51. SFAS No. 160’s objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The key aspects of SFAS No. 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of noncontrolling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and noncontrolling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively. We are currently evaluating the provisions for SFAS No. 160 to determine the potential impact, if any, the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be

Agree Realty Corporation

applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS No. 141(R) will have an impact on our accounting for future business combinations once adopted, but we are still currently assessing the impact it will have on our consolidated results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. It clarifies (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No.133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact SFAS No. 161 will have on our financial position and results of operations.

In December 2007, the FASB ratified EITF Issue No. 07-06, “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66 When the Agreement Includes a Buy-Sell Clause” (“EITF 07-06”). EITF 07-06 requires companies to determine whether the terms of the buy-sell clause indicate that the seller has transferred the usual risks and rewards of ownership and does not have substantial continuing involvement pursuant to SFAS 66. It clarifies that a buy-sell clause, in and of itself, does not constitute a prohibited form of continuing involvement that would preclude partial sales treatment under SFAS 66, but should be evaluated in consideration of all the relevant facts and circumstances. EITF 07-06 is effective for fiscal years beginning after December 15, 2007. We do not expect EITF 07-06 to have a material impact on our financial position and results of operations.

Agree Realty Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, plans and beliefs concerning future events and may be identified by terminology such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Although the forward-looking statements made in this report are based on good faith beliefs, reasonable assumptions and our best judgment reflecting current information, certain factors could cause actual results to differ materially from such forward—looking statements, including but not limited to; the effect of economic and market conditions; risks that our acquisition and development projects will fail to perform as expected; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; loss or bankruptcy of one or more of our major retail tenants; a failure of our properties to generate additional income to offset increases in operating expenses; and other factors discussed elsewhere in this report and our other filings with the Securities and Exchange Commission, including our annual report on Form 10-K for the fiscal year ended December 31, 2007. Given these uncertainties, you should not place undue reliance on our forward-looking statements. Except as required by law, we assume no obligation to update these forward—looking statements, even if new information becomes available in the future.
Overview
Agree Realty Corporation is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) focused primarily on the ownership, development, acquisition and management of retail properties net leased to national tenants. We were formed in December 1993 to continue and expand the business founded in 1971 by our current President and Chairman, Richard Agree. We specialize in developing retail properties for national tenants who have executed long-term net leases prior to the commencement of construction. As of March 31, 2008, approximately 88% of our annualized base rent was derived from national tenants. All of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses, including property taxes, insurance and maintenance. We believe this strategy provides a generally consistent source of income and cash for distributions.
As of March 31, 2008, our portfolio consisted of 65 properties, located in 16 states containing an aggregate of approximately 3.4 million square feet of gross leasable area (“GLA”). As of March 31, 2008, our portfolio included 53 freestanding net leased properties and 12 community shopping centers that were 99.6% leased in aggregate. As of March 31, 2008, approximately 66% of our annualized base rent was derived from our top three tenants: Borders Group, Inc. — 30%; Walgreen Co. (“Walgreens”) — 24% and Kmart Corporation — 12%. During the period April 1, 2008 to December 31, 2010 we have 46 leases that are scheduled to expire assuming that none of the tenants exercise renewal options or terminate their leases prior to the contractual expiration date. These leases represent 512,783 square feet of gross leasable area and $2,924,572 of annualized base rent.
We expect to continue to grow our asset base primarily through the development of retail properties that are pre-leased on a long-term basis to national tenants. We focus on development because we believe, based on the historical returns we have been able to achieve, it generally provides us a higher return on investment than the acquisition of similarly located properties and does not entail the risks associated with speculative development. Since our initial public offering in 1994, we have developed 52 of our 65 properties, including 40 of our 53 freestanding properties and all 12 of our community shopping centers. As of March 31, 2008, the properties that we developed accounted for 83.4% of our annualized base rent. We expect to continue to expand our tenant relationships and diversify our tenant base to include other quality national tenants.

Agree Realty Corporation
Our assets are held by, and all operations are conducted through, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and held a 92.05% and 92.01% interest as of March 31, 2008 and December 31, 2007, respectively. We are operating so as to qualify as a REIT for federal income tax purposes.
The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Form 10-Q.
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment to Accounting Research Board No. 51. SFAS No. 160’s objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The key aspects of SFAS No. 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of noncontrolling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and noncontrolling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively. We are currently evaluating the provisions for SFAS No. 160 to determine the potential impact, if any, the adoption will have on our financial position and results of operations.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS No. 141(R) will have an impact on our accounting for future business combinations once adopted, but we are still currently assessing the impact it will have on the consolidated results of operations and financial position.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. It clarifies (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No.133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact SFAS No. 161 will have on our financial position and results of operations.
In December 2007, the FASB ratified EITF Issue No. 07-06, “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66 When the Agreement Includes a Buy-Sell Clause” (“EITF 07-06”). EITF 07-06 requires companies to determine whether the terms of the buy-sell clause indicate that the seller has transferred the usual risks and rewards of ownership and does not have substantial continuing involvement pursuant to SFAS 66. It clarifies that a buy-sell clause, in and of itself, does not constitute a prohibited form of continuing involvement that would preclude partial sales treatment under SFAS 66, but should be evaluated in consideration of all the relevant

Agree Realty Corporation
facts and circumstances. EITF 07-06 is effective for fiscal years beginning after December 15, 2007. We do not expect EITF 07-06 to have a material impact on our financial position and results of operations.
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
We evaluate real estate for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.
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
In October 2007, we established a taxable REIT subsidiary pursuant to the provisions of the REIT Modernization Act. Our TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of the Company which occur within its TRS entity are subject to federal and state income taxes. As of March 31, 2008, the Company had accrued a deferred income tax amount of $705,000.
Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007
Minimum rental income increased $292,000, or 4%, to $7,979,000 in 2008, compared to $7,687,000 in 2007. The increase was the result of the development of a Walgreens drug store in Livonia, Michigan in June 2007, the development of a Walgreens drug store in Barnesville, Georgia in October 2007, the development of a parcel of land located in East Lansing, Michigan in November 2007, the development of a parcel of land located in Plainfield, Indiana, in November 2007 and the development of a Walgreens drug store and a bank land lease in Macomb Township, Michigan in March 2008. Our revenue increase from these developments amounted to $365,000. In addition, rental income from our Big Rapids, Michigan shopping center decreased by $67,000 as a result of redevelopment activities.

Agree Realty Corporation
Percentage rents decreased $9,000, to $5,000 in 2008, compared to $14,000 in 2007. The decrease was primarily the result of decreased tenant sales.
Operating cost reimbursements increased $27,000, or 3%, to $783,000 in 2008, compared to $756,000 in 2007. Operating cost reimbursements increased due to the increase in property operating expenses as explained below and a higher recovery ratio.
Other income decreased $4,000, to $2,000 in 2008, compared to $6,000 in 2007.
Real estate taxes increased $8,000, or 2%, to $465,000 in 2008, compared to $457,000 in 2007. The increase was the result of general assessment adjustments.
Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $84,000, or 16%, to $594,000 in 2008 compared to $510,000 in 2007. The net increase was the result of: an increase in shopping center maintenance costs of $16,000; an increase in snow removal costs of $68,000; an increase in utility costs of $2,000; and a decrease in insurance costs of ($2,000) in 2008 versus 2007.
Land lease payments remained relatively constant at $169,000 for 2008 and $170,000 for 2007.
General and administrative expenses increased by $99,000, or 10%, to $1,096,000 in 2008, compared to $996,000 in 2007. The increase was the result of increased compensation related expenses as a result of: an increase in salaries and the value of employee stock awards of $71,000; an increase in legal and auditing costs of $19,000; and an increase in property related expenses of $9,000. General and administrative expenses as a percentage of total rental income (minimum and percentage rents) increased from 12.9% for 2007 to 13.7% for 2008.
Depreciation and amortization increased $61,000, or 5%, to $1,295,000 in 2008, compared to $1,234,000 in 2007. The increase was the result of the development of four properties in 2007 and one property in 2008.
Interest expense increased $83,000, or 7%, to $1,260,000 in 2008, compared to $1,177,000 in 2007. The increase in interest expense resulted from increased borrowings to fund the development of the four properties in 2007 and the development of one property in 2008.
Our income before minority interest decreased $31,000, or 1%, to $3,888,000 in 2008 from $3,919,000 in 2007 as a result of the foregoing factors.
Liquidity and Capital Resources
Our principal demands for liquidity are operations, distributions to our stockholders, debt repayment, development of new properties, redevelopment of existing properties and future property acquisitions. We intend to meet our short-term liquidity requirements, including capital expenditures related to the leasing and improvement of the properties, through cash flow provided by operations and the Line of Credit and the Credit Facility. We believe that adequate cash flow will be available to fund our operations and pay dividends in accordance with REIT requirements for at least the next 12 months. We may obtain additional funds for future development or acquisitions through other borrowings or the issuance of additional shares of common stock. We intend to incur additional debt in a manner consistent with our policy of maintaining a ratio of total debt (including construction and acquisition financing) to total market capitalization of 65% or less. As of March 31, 2008, our ratio of indebtedness to market capitalization was approximately 37%. We believe that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs.
During the quarter ended March 31, 2008, we declared a quarterly dividend of $0.50 per share. We paid the dividend on April 15, 2008 to holders of record on March 31, 2008.

Agree Realty Corporation
As of March 31, 2008, we had total mortgage indebtedness of $45,089,631 with a weighted average interest rate of 6.64%. This mortgage debt is all fixed rate debt.
In addition, the Operating Partnership has in place a $50 million credit facility (the “Credit Facility”) with Bank of America, as the agent, which is guaranteed by the Company. The Credit Facility matures in November 2009 and can be extended at our option, subject to specified conditions, for two additional one-year periods. Advances under the Credit Facility bear interest within a range of one-month to twelve-month LIBOR plus 100 basis points to 150 basis points or the lender’s prime rate, at our option, based on certain factors such as the ratio of our indebtedness to the capital value of our properties. The Credit Facility generally is used to fund property acquisitions and development activities. As of March 31, 2008, $40,000,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 4.92%.
We also have in place a $5 million line of credit (the “Line of Credit”), which matures in November 2009 and can be extended at our option, subject to specified conditions, for two additional one-year periods. The Line of Credit bears interest at the lender’s prime rate less 75 basis points or 150 basis points in excess of the one-month to twelve-month LIBOR rate, at our option. The purpose of the Line of Credit is generally to provide working capital and fund land options and start-up costs associated with new projects. As of March 31, 2008, $750,000 was outstanding under the Line of Credit bearing a weighted average interest rate of 4.50%.
The following table outlines our contractual obligations as of March 31, 2008 for the periods presented below (in thousands).

		April 1, 2008 —	April 1, 2009 —	April 1, 2011 —
	Total	Mar. 31, 2009	Mar. 31, 2011	Mar. 31, 2013	Thereafter
Mortgages Payable	$45,090	$2,795	$6,176	$7,047	$29,072
Notes Payable	40,750	—	40,750	—	—
Land Lease Obligation	11,130	683	1,412	1,463	7,572
Interest Payments on	22,950	4,822	6,572	4,367	7,189
Mortgages And Notes Payable
Other Long-Term Liabilities	—	—	—	—	—

Total	$119,920	$8,300	$54,910	$12,877	$43,833

At March 31, 2008 we had three development projects under construction that will add an additional 43,290 square feet of GLA to our portfolio. The projects are expected to be completed during the second quarter of 2008. In addition, we are redeveloping a portion of our Big Rapids, Michigan shopping center which we also expect to complete during the second quarter of 2008. Additional funding required to complete the projects is estimated to be $4,855,000, which is not reflected in the table above, and will be funded through advances under the Credit Facility.
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
The following table provides a reconciliation of FFO and net income for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007

Net income	$3,578,952	$3,605,059
Depreciation of real estate assets	1,262,496	1,208,065
Amortization of leasing costs	14,800	12,250
Minority interest	309,525	313,487

Funds from Operations	$5,165,773	$5,138,861

Weighted Average Shares and Operating Partnership Units Outstanding — Dilutive	8,347,405	8,359,163

Agree Realty Corporation
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

	Year Ended March 31,
	2009	2010	2011	2012	2013	Thereafter	Total

Fixed rate debt	$2,795	$2,986	$3,190	$3,407	$3,640	$29,072	$45,090
Average interest rate	6.64%	6.64%	6.64%	6.64%	6.64%	6.64%	—
Variable rate debt	—	—	$40,750	—	—	—	$40,750
Average interest rate	—	—	4.91%	—	—	—	—
The fair value (in thousands) is estimated at $45,000 and $40,750 for fixed rate debt and variable rate debt, respectively, as of March 31, 2008.
The table above incorporates those exposures that exist as of March 31, 2008; it does not consider those exposures or positions, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.
We do not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.
As of March 31, 2008, a 1% adverse change in interest rates on the portion of our debt bearing interest at variable rates would result in an annual increase in interest expense of approximately $407,000.
ITEM 4. CONTROLS AND PROCEDURES
At December 31, 2007, management identified the following material weakness in our internal controls:
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
We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.
Based on this evaluation as of March 31, 2008, and due to the material weaknesses in our internal control over financial reporting as described above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in

Agree Realty Corporation
reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC.
Our audit committee has engaged independent third party consultants to perform periodic reviews of our financial reporting closing process to help mitigate the material weakness in our internal control over financial reporting. There was no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

Date: May 8, 2008