Form 10-Q
period 2008-06-30
AGREE REALTY CORP
filed 2008-08-08
CIK 917251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Mark One

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 8, 2008, the Registrant had 7,794,546 shares of common stock, $0.0001 par value, outstanding.

Agree Realty Corporation
Form 10-Q

Agree Realty Corporation
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)

Assets

Real Estate Investments
Land	$87,234,289	$87,233,715
Buildings	206,895,228	197,033,867
Property under development	6,576,182	4,806,114

	300,705,699	289,073,696
Less accumulated depreciation	(55,824,194)	(53,250,564)

Net Real Estate Investments	244,881,505	235,823,132

Cash and Cash Equivalents	180,737	544,639

Accounts Receivable — Tenants, net of allowance of $20,000 for possible losses at June 30, 2008 and December 31, 2007	657,152	770,365

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $4,743,144 and $4,665,144 at June 30, 2008 and December 31, 2007	785,738	837,033
Leasing costs, net of accumulated amortization of $746,679 and $716,679 at June 30, 2008 and December 31, 2007	506,953	424,002

Other Assets	888,299	948,335

	$247,900,384	$239,347,506

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)

Liabilities and Stockholders’ Equity

Mortgages Payable	$44,407,947	$45,760,168

Notes Payable	47,750,000	36,800,000

Dividends and Distributions Payable	4,234,891	4,211,827

Deferred Revenue	11,069,628	11,414,404

Accrued Interest Payable	487,532	329,171

Accounts Payable
Capital expenditures	710,919	1,069,734
Operating	864,601	1,483,127

Deferred Income Taxes	705,000	705,000

Tenant Deposits	70,076	64,085

Total Liabilities	110,300,594	101,837,516

Minority Interest	5,857,037	5,896,180

Stockholders’ Equity
Common stock, $0.0001 par value; 20,000,000 shares authorized, 7,798,096 and 7,754,246 shares issued and outstanding	780	775
Additional paid-in capital	142,841,659	142,260,659
Deficit	(11,099,686)	(10,647,624)

Total Stockholders’ Equity	131,742,753	131,613,810

	$247,900,384	$239,347,506

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2008	June 30, 2007

Revenues
Minimum rents	$8,133,119	$7,642,554
Percentage rents	—	2,347
Operating cost reimbursements	654,325	726,107
Other income	1,657	6,518

Total Revenues	8,789,101	8,377,526

Operating Expenses
Real estate taxes	450,864	467,147
Property operating expenses	359,268	436,162
Land lease payments	171,050	168,550
General and administrative	1,130,155	975,399
Depreciation and amortization	1,347,452	1,262,463

Total Operating Expenses	3,458,789	3,309,721

Income From Operations	5,330,312	5,067,805

Other (Expense)
Interest expense, net	(1,238,977)	(1,151,331)

Income Before Minority Interest	4,091,335	3,916,474

Minority Interest	(324,877)	(313,322)

Net Income	$3,766,458	$3,603,152

Earnings Per Share — Basic	$0.49	$0.47

Earnings Per Share — Dilutive	$0.49	$0.47

Dividend Declared Per Share	$0.50	$0.49

Weighted Average Number of Common Shares Outstanding — Basic	7,676,258	7,643,026

Weighted Average Number of Common Shares Outstanding — Dilutive	7,683,039	7,691,475

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Income (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007

Revenues
Minimum rents	$16,111,767	$15,329,914
Percentage rents	4,758	16,026
Operating cost reimbursements	1,437,082	1,482,457
Other income	3,249	12,621

Total Revenues	17,556,856	16,841,018

Operating Expenses
Real estate taxes	916,177	924,508
Property operating expenses	953,646	946,609
Land lease payments	339,600	338,600
General and administrative	2,225,850	1,971,662
Depreciation and amortization	2,642,718	2,496,649

Total Operating Expenses	7,077,991	6,678,028

Income From Operations	10,478,865	10,162,990

Other (Expense)
Interest expense, net	(2,499,053)	(2,327,970)

Income Before Minority Interest	7,979,812	7,835,020

Minority Interest	(634,402)	(626,809)

Net Income	$7,345,410	$7,208,211

Earnings Per Share — Basic	$0.96	$0.94

Earnings Per Share — Dilutive	$0.96	$0.94

Dividend Declared Per Share	$1.00	$0.98

Weighted Average Number of Common Shares Outstanding — Basic	7,672,500	7,643,026

Weighted Average Number of Common Shares Outstanding — Dilutive	7,682,947	7,692,133

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Stockholders’ Equity (Unaudited)

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital	Deficit

Balance, January 1, 2008	7,754,246	$775	$142,260,659	$(10,647,624)

Issuance of shares under the Equity Incentive Plan	43,850	5	—	—

Vesting of restricted stock	—	—	581,000	—

Dividends declared for the period January 1, 2008 to June 30, 2008	—	—	—	(7,797,472)

Net income for the period January 1, 2008 to June 30, 2008	—	—	—	7,345,410

Balance, June 30, 2008	7,798,096	$780	$142,841,659	$(11,099,686)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007

Cash Flows From Operating Activities
Net income	$7,345,410	$7,208,211
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,609,942	2,468,181
Amortization	110,776	120,468
Stock-based compensation	581,000	489,460
Minority interests	634,402	626,809
Decrease in accounts receivable	113,213	328,494
Increase (decrease) in other assets	20,948	(112,311)
Decrease in accounts payable	(618,526)	(575,795)
Decrease in deferred revenue	(344,776)	(344,774)
Increase in accrued interest	158,361	52,883
Increase in tenant deposits	5,991	—

Net Cash Provided By Operating Activities	10,616,741	10,261,626

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $286,000 in 2008 and $265,000 in 2007)	(10,921,084)	(6,026,384)

Net Cash Used In Investing Activities	(10,921,084)	(6,026,384)

Cash Flows From Financing Activities
Payments of mortgages payable	(1,352,221)	(1,213,491)
Dividends and limited partners’ distributions paid	(8,447,948)	(8,243,969)
Line-of-credit net borrowings	10,950,000	5,700,000
Repayments of capital expenditure payables	(1,069,734)	(766,378)
Payments of financing costs	(26,705)	—
Payments of leasing costs	(112,951)	(13,500)

Net Cash Used In Financing Activities	(59,559)	(4,537,338)

Net Decrease In Cash and Cash Equivalents	(363,902)	(302,096)
Cash and Cash Equivalents, beginning of period	544,639	463,730

Cash and Cash Equivalents, end of period	$180,737	$161,634

Agree Realty Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$2,263,133	$2,183,742

Supplemental Disclosure of Non-Cash Transactions
Dividends and limited partners’ distributions declared and unpaid	$4,234,891	$4,123,402
Real estate investments financed with accounts payable	$710,919	$1,230,060

See accompanying notes to consolidated financial statements.

Agree Realty Corporation
Notes to Consolidated Financial Statements

1. Basis of Presentation	The accompanying unaudited consolidated financial statements for the six and three months ended June 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date. Operating results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other interim period. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2. Stock Based Compensation	On January 1, 2006, Agree Realty Corporation (the “Company”) adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payments” (“SFAS 123R”), under the modified prospective method. Under the modified prospective method, compensation cost is recognized for all awards granted after the adoption of this standard and for the unvested portion of previously granted awards that are outstanding as of the adoption date. In accordance with SFAS 123R, the Company estimates the fair value of restricted stock and stock option grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of June 30, 2008, there was $3,119,769 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.40 years. The Company used a 0% discount factor and forfeiture rate for determining the fair value of restricted stock. The forfeiture rate was based on historical results and trends and the Company does not consider discount rates to be material.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

		Weighted
		Average
	Shares	Grant Date
	Outstanding	Fair Value
Unvested restricted shares at December 31, 2007	96,450	$24.89
Restricted shares granted	43,850	29.65
Restricted shares vested	(18,750)	26.29
Restricted shares forfeited	—	—

Unvested restricted shares at June 30, 2008	121,550	$30.79

Agree Realty Corporation

3. Earnings Per Share	Earnings per share has been computed by dividing the net income by the weighted average number of common shares outstanding. The per share amounts reflected in the consolidated statements of income are presented in accordance with SFAS No. 128 “Earnings per Share.”

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended June 30,
	2008	2007
Weighted average number of common shares outstanding	7,797,808	7,750,496
Unvested restricted stock	(121,550)	(107,470)

Weighted average number of common shares outstanding used in basic earnings per share	7,676,258	7,643,026

Weighted average number of common shares outstanding used in basic earnings per share	7,676,258	7,643,026
Effect of dilutive securities:
Restricted stock	6,781	48,449
Common stock options	—	—

Weighted average number of common shares outstanding used in diluted earnings per share	7,683,039	7,691,475

	Six Months Ended June 30,
	2008	2007
Weighted average number of common shares outstanding	7,794,050	7,750,496
Unvested restricted stock	(121,550)	(107,470)

Weighted average number of common shares outstanding used in basic earnings per share	7,672,500	7,643,026

Weighted average number of common shares outstanding used in basic earnings per share	7,672,500	7,643,026
Effect of dilutive securities:
Restricted stock	10,447	49,107
Common stock options	—	—

Weighted average number of common shares outstanding used in diluted earnings per share	7,682,947	7,692,133

4. Recent Accounting Pronouncements	In September 2006, the FASB issued Statement No. 157. “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based compensation transactions under FASB Statement No. 123 (Revised) “Share Based Payment.” This Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities for which this Statement will be effective for years beginning after November 15, 2008. The Company is evaluating the effect of implementing the Statement relating to such non-financial assets and liabilities, although the Statement does not require any new fair value measurements or remeasurements of previously reported fair values.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment to Accounting Research Board No. 51. SFAS No. 160’s objective is to improve the relevance, comparability

Agree Realty Corporation

and transparency of financial information that a reporting entity provides in its consolidated financial statements. The key aspects of SFAS No. 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of noncontrolling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and noncontrolling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively. We are currently evaluating the provisions for SFAS No. 160 to determine the potential impact, if any, the adoption will have on our financial position and results of operations. In March 2008, the SEC announced revisions to Topic No. D-98 “Classification and Measurement of Redeemable Securities” that provide interpretive guidance on the interaction on the interaction between Topic D-98 and Statement
No. 160..

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. It clarifies (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No.133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the application of SFAS No. 161 and anticipates the SFAS No. 161 will not have an effect on its results of operations or financial position as SFAS N. 161 only provides for new disclosure requirements.

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

Agree Realty Corporation

In May 2008, the FASB issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Accountants (AICPA) Statement of Auditing Standards (SAS) No. 69, “The meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Statement No. 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. This Statement is effective 60 days following the SEC’s approval of the Public Company Oversight Board Auditing amendments to SAS 69. The Company is currently evaluating the application of this Statement but does not anticipate that the Statement will have a material effect on the Company’s results of operations or financial position, as the Statement does not directly impact the accounting principles applied in the preparation of the Company’s financial statements.

In June 2008, the FASB ratified FASB Staff Position No. EITF 03-6-01 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-01”). FSP EITF 03-6-01 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method of SFAS 128. It clarifies that unvested share-based payment awards that contain nonforfeitable right to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-01 is effective for fiscal years beginning after December 15, 2008. We do not expect FSP EITF 06-6-01 to have a material impact on our computation of EPS.

5. Subsequent Event	In July 2008, the Company obtained a secured term loan in the amount of $24.8 million. The loan is collateralized by a first real estate mortgage and assignment of rents and leases on seven retail properties, bears interest at 150 basis points over LIBOR, has a term of five years and can be extended at our option for an additional two-year period. The loan requires monthly payments of interest and principal based on a 25 year amortization.

Agree Realty Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, plans and beliefs concerning future events and may be identified by terminology such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Although the forward-looking statements made in this report are based on good faith beliefs, reasonable assumptions and our best judgment reflecting current information, certain factors could cause actual results to differ materially from such forward-looking statements, including but not limited to; the effect of economic and market conditions; risks that our acquisition and development projects will fail to perform as expected; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; loss or bankruptcy of one or more of our major retail tenants; a failure of our properties to generate additional income to offset increases in operating expenses; and other factors discussed elsewhere in this report and our other reports furnished or filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the fiscal year ended December 31, 2007. Given these uncertainties, you should not place undue reliance on our forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.
Overview
Agree Realty Corporation is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) focused primarily on the ownership, development, acquisition and management of retail properties net leased to national tenants. In this report, the terms “Company,” “we,” “ours” and “us” and similar terms refer to Agree Realty Corporation and its subsidiaries as the context may require. We were formed in December 1993 to continue and expand the business founded in 1971 by our current President and Chairman, Richard Agree. We specialize in developing retail properties for national tenants who have executed long-term net leases prior to the commencement of construction. As of June 30, 2008, approximately 88% of our annualized base rent was derived from national tenants. All of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses, including property taxes, insurance and maintenance. We believe this strategy provides a generally consistent source of income and cash for distributions.
As of June 30, 2008, our portfolio consisted of 67 properties, located in 16 states containing an aggregate of approximately 3.4 million square feet of gross leasable area (“GLA”). As of June 30, 2008, our portfolio included 55 freestanding net leased properties and 12 community shopping centers that were 99.3% leased in aggregate. As of June 30, 2008, approximately 67% of our annualized base rent was derived from our top three tenants: Borders Group, Inc. — 30%; Walgreen Co. (“Walgreens”) — 25% and Kmart Corporation — 12%. During the period July 1, 2008 to December 31, 2010 we have 45 leases that are scheduled to expire assuming that none of the tenants exercise renewal options or terminate their leases prior to the contractual expiration date. These leases represent 508,783 square feet of gross leasable area and $2,896,203 of annualized base rent.
We expect to continue to grow our asset base primarily through the development of retail properties that are pre-leased on a long-term basis to national tenants. We focus on development because we believe, based on the historical returns we have been able to achieve, it generally provides us a higher return on investment than the acquisition of similarly located properties and does not entail the risks associated with speculative development. Since our initial public offering in 1994, we have developed 54 of our 67 properties, including 42 of our 55 freestanding properties and all 12 of our community shopping centers. As of June 30, 2008, the properties that we developed accounted for 83.7% of our annualized base rent. We expect to continue to expand our tenant relationships and diversify our tenant base to include other quality national tenants.

Agree Realty Corporation
Our assets are held by, and all operations are conducted through, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and held a 92.05% and 92.01% interest as of June 30, 2008 and December 31, 2007, respectively. We are operating so as to qualify as a REIT for federal income tax purposes.
The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Form 10-Q.
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement No. 157. “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based compensation transactions under FASB Statement No. 123 (Revised) “Share Based Payment.” This Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities for which this Statement will be effective for years beginning after November 15, 2008. The Company is evaluating the effect of implementing the Statement relating to such non-financial assets and liabilities, although the Statement does not require any new fair value measurements or remeasurements of previously reported fair values.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment to Accounting Research Board No. 51. SFAS No. 160’s objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The key aspects of SFAS No. 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of noncontrolling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and noncontrolling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively. The Company is currently evaluating the provisions for SFAS No. 160 to determine the potential impact, if any, the adoption will have on our financial position and results of operations. In March 2008, the SEC announced revisions to Topic No. D-98 “Classification and Measurement of Redeemable Securities” that provide interpretive guidance on the interaction on the interaction between Topic D-98 and Statement No. 160..
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging

Agree Realty Corporation
activities. It clarifies (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No.133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the application of SFAS No. 161 and anticipates the SFAS No. 161 will not have an effect on its results of operations or financial position as SFAS N. 161 only provides for new disclosure requirements.
In December 2007, the FASB ratified EITF Issue No. 07-06, “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66 When the Agreement Includes a Buy-Sell Clause” (“EITF 07-06”). EITF 07-06 requires companies to determine whether the terms of the buy-sell clause indicate that the seller has transferred the usual risks and rewards of ownership and does not have substantial continuing involvement pursuant to SFAS 66. It clarifies that a buy-sell clause, in and of itself, does not constitute a prohibited form of continuing involvement that would preclude partial sales treatment under SFAS 66, but should be evaluated in consideration of all the relevant facts and circumstances. EITF 07-06 is effective for fiscal years beginning after December 15, 2007. The Company does not expect EITF 07-06 to have a material impact on our financial position and results of operations.
In May 2008, the FASB issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Accountants (AICPA) Statement of Auditing Standards (SAS) No. 69, “The meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Statement No. 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. This Statement is effective 60 days following the SEC’s approval of the Public Company Oversight Board Auditing amendments to SAS 69. The Company is currently evaluating the application of this Statement but does not anticipate that the Statement will have a material effect on the Company’s results of operations or financial position, as the Statement does not directly impact the accounting principles applied in the preparation of the Company’s financial statements.
In June 2008, the FASB ratified FASB Staff Position No. EITF 03-6-01 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-01”). FSP EITF 03-6-01 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method of SFAS 128. It clarifies that unvested share-based payment awards that contain nonforfeitable right to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-01 is effective for fiscal years beginning after December 15, 2008. The Company does not expect FSP EITF 06-6-01 to have a material impact on our computation of EPS.
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

Agree Realty Corporation
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
In October 2007, we established a taxable REIT subsidiary pursuant to the provisions of the REIT Modernization Act. Our TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of the Company which occur within its TRS entity are subject to federal and state income taxes. As of June 30, 2008, the Company had accrued a deferred income tax amount of $705,000.
Comparison of Three Months Ended June 30, 2008 to Three Months Ended June 30, 2007
Minimum rental income increased $490,000, or 6%, to $8,133,000 in 2008, compared to $7,643,000 in 2007. The increase was the result of the development of a Walgreens drug store in Livonia, Michigan in June 2007, the development of a Walgreens drug store in Barnesville, Georgia in October 2007, the development of a parcel of land located in East Lansing, Michigan in November 2007, the development of a parcel of land located in Plainfield, Indiana, in November 2007, the development of a Walgreens drug store and a bank land lease in Macomb Township, Michigan in March 2008 and the development of a Walgreen drug store in Ypsilanti, Michigan in May 2008. Our revenue increase from these developments amounted to $508,000. In addition, rental income from our Big Rapids, Michigan shopping center decreased by $34,000 as a result of redevelopment activities.
Percentage rents decreased $2,000, to $-0- in 2008, compared to $2,000 in 2007.
Operating cost reimbursements decreased $72,000, or 10%, to $654,000 in 2008, compared to $726,000 in 2007. Operating cost reimbursements decreased due to the decrease in property operating expenses as explained below.
Other income decreased $5,000, to $2,000 in 2008, compared to $7,000 in 2007.
Real estate taxes decreased $16,000, or 3%, to $451,000 in 2008, compared to $467,000 in 2007. The decrease was the result of general assessment adjustments.
Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) decreased $77,000, or 18%, to $359,000 in 2008 compared to $436,000 in 2007. The net decrease was the result of: a decrease in shopping center maintenance costs of ($59,000); an decrease in snow removal costs of ($21,000); an increase in utility costs of $5,000; and a decrease in insurance costs of ($2,000) in 2008 versus 2007.
Land lease payments increased $2,000, to $171,000 in 2008, compared to $169,000 for 2007.

Agree Realty Corporation
General and administrative expenses increased by $155,000, or 16%, to $1,130,000 in 2008, compared to $975,000 in 2007. The increase was the result of increased compensation related expenses as a result of: an increase in salaries and the value of employee stock awards of $114,000; an increase in legal and auditing costs of $35,000; an increase in other taxes of $48,000 and a decrease in property related expenses of ($42,000). General and administrative expenses as a percentage of total rental income (minimum and percentage rents) increased from 12.3% for 2007 to 13.9% for 2008.
Depreciation and amortization increased $85,000, or 7%, to $1,347,000 in 2008, compared to $1,262,000 in 2007. The increase was the result of the development of four properties in 2007 and three properties in 2008.
Interest expense increased $88,000, or 8%, to $1,239,000 in 2008, compared to $1,151,000 in 2007. The increase in interest expense resulted from increased borrowings to fund the development of the four properties in 2007 and the development of three properties in 2008.
Our income before minority interest increased $175,000, or 4%, to $4,091,000 in 2008 from $3,916,000 in 2007 as a result of the foregoing factors.
Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007
Minimum rental income increased $782,000, or 5%, to $16,112,000 in 2008, compared to $15,330,000 in 2007. The increase was the result of the development of a Walgreens drug store in Livonia, Michigan in June 2007, the development of a Walgreens drug store in Barnesville, Georgia in October 2007, the development of a parcel of land located in East Lansing, Michigan in November 2007, the development of a parcel of land located in Plainfield, Indiana, in November 2007, the development of a Walgreens drug store and a bank land lease in Macomb Township, Michigan in March 2008 and the development of a Walgreens drug store located in Ypsilanti, Michigan. Our revenue increase from these developments amounted to $893,000. In addition, rental income from our Big Rapids, Michigan shopping center decreased by $102,000 as a result of redevelopment activities.
Percentage rents decreased $11,000, to $5,000 in 2008, compared to $16,000 in 2007. The decrease was primarily the result of decreased tenant sales.
Operating cost reimbursements decreased $45,000, or 3%, to $1,437,000 in 2008, compared to $1,482,000 in 2007. Operating cost reimbursements decreased due to the decrease in property operating expenses as explained below.
Other income decreased $10,000, to $3,000 in 2008, compared to $13,000 in 2007.
Real estate taxes decreased $9,000, or 1%, to $916,000 in 2008, compared to $925,000 in 2007. The decrease was the result of general assessment adjustments.
Property operating expenses increased $7,000, or 1%, to $954,000 in 2008 compared to $947,000 in 2007. The net increase was the result of: a decrease in shopping center maintenance costs of ($42,000); an increase in snow removal costs of $47,000; an increase in utility costs of $7,000; and a decrease in insurance costs of ($5,000) in 2008 versus 2007.
Land lease payments remained relatively constant at $340,000 for 2008 and $339,000 for 2007.
General and administrative expenses increased by $254,000, or 13%, to $2,226,000 in 2008, compared to $1,972,000 in 2007. The increase was the result of increased compensation related expenses as a result of: an increase in salaries and the value of employee stock awards of $197,000; an increase in legal and auditing costs of $64,000 and increase in state and local taxes of $46,000; and a decrease in property related expenses of ($53,000). General and administrative expenses as a percentage of total rental income (minimum and percentage rents) increased from 12.9% for 2007 to 13.8% for 2008.

Agree Realty Corporation
Depreciation and amortization increased $146,000, or 6%, to $2,643,000 in 2008, compared to $2,497,000 in 2007. The increase was the result of the development of four properties in 2007 and three properties in 2008.
Interest expense increased $171,000, or 7%, to $2,499,000 in 2008, compared to $2,328,000 in 2007. The increase in interest expense resulted from increased borrowings to fund the development of the four properties in 2007 and the development of three properties in 2008.
Our income before minority interest increased $145,000, or 2%, to $7,980,000 in 2008 from $7,835,000 in 2007 as a result of the foregoing factors.
Liquidity and Capital Resources
Our principal demands for liquidity are operations, distributions to our stockholders, debt repayment, development of new properties, redevelopment of existing properties and future property acquisitions. We intend to meet our short-term liquidity requirements, including capital expenditures related to the leasing and improvement of the properties, through cash flow provided by operations and the Line of Credit and the Credit Facility. We believe that adequate cash flow will be available to fund our operations and pay dividends in accordance with REIT requirements for at least the next 12 months. We may obtain additional funds for future development or acquisitions through other borrowings or the issuance of additional shares of common stock. We intend to incur additional debt in a manner consistent with our policy of maintaining a ratio of total debt (including construction and acquisition financing) to total market capitalization of 65% or less. As of June 30, 2008, our ratio of indebtedness to market capitalization was approximately 49%. We believe that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs.
During the quarter ended June 30, 2008, we declared a quarterly dividend of $0.50 per share. We paid the dividend on July 15, 2008 to holders of record on June 30, 2008.
As of June 30, 2008, we had total mortgage indebtedness of $44,407,947 with a weighted average interest rate of 6.64%. This mortgage debt is all fixed rate debt.
In addition, the Operating Partnership has in place a $55 million credit facility (the “Credit Facility”) with Bank of America, as the agent, which is guaranteed by the Company. The Credit Facility matures in November 2009 and can be extended at our option, subject to specified conditions, for two additional one-year periods. Advances under the Credit Facility bear interest within a range of one-month to twelve-month LIBOR plus 100 basis points to 150 basis points or the lender’s prime rate, at our option, based on certain factors such as the ratio of our indebtedness to the capital value of our properties. The Credit Facility generally is used to fund property acquisitions and development activities. As of June 30, 2008, $44,000,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 4.63%.
We also have in place a $5 million line of credit (the “Line of Credit”), which matures in November 2009 and can be extended at our option, subject to specified conditions, for two additional one-year periods. The Line of Credit bears interest at the lender’s prime rate less 75 basis points or 150 basis points in excess of the one-month to twelve-month LIBOR rate, at our option. The purpose of the Line of Credit is generally to provide working capital and fund land options and start-up costs associated with new projects. As of June 30, 2008, $3,750,000 was outstanding under the Line of Credit bearing a weighted average interest rate of 4.25%.
In July 2008, the Company obtained a secured term loan in the amount of $24.8 million. The loan is collateralized by a first real estate mortgage and assignment of rents and leases on seven retail properties, bears interest at 150 basis points over LIBOR, has a term of five years and can be extended at our option for an additional two-year period. The loan requires monthly payments of interest and principal based on a 25-year amortization. Proceeds from the term loan were utilized to pay amounts outstanding under our Credit Facility.

Agree Realty Corporation
The following table outlines our contractual obligations as of June 30, 2008 for the periods presented below (in thousands).

		July 1, 2008 –	July 1, 2009 –	July 1, 2011 –
	Total	June 30, 2009	June 31, 2011	June 30, 2013	Thereafter
Mortgages Payable	$44,408	$2,842	$6,278	$7,164	$28,124
Notes Payable	47,750	—	47,750	—	—
Land Lease Obligation	10,959	684	1,435	1,463	7,377
Interest Payments on Mortgages And Notes Payable	22,070	5,055	6,050	4,249	6,716
Other Long-Term Liabilities	—	—	—	—	—

Total	$125,187	$8,581	$61,513	$12,876	$42,217

At June 30, 2008 we had three development projects under construction that will add an additional 29,370 square feet of GLA to our portfolio. The projects are expected to be completed during the third and fourth quarters of 2008. Additional funding required to complete the projects is estimated to be $5,654,000, which is not reflected in the table above, and will be funded through advances under the Credit Facility.
We plan to begin construction of additional pre-leased developments and may acquire additional properties, which will initially be financed by the Credit Facility and Line of Credit. We will periodically refinance short-term construction and acquisition financing with long-term debt and/or equity.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet arrangements with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities.
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
The following table provides a reconciliation of FFO and net income for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30,
	2008	2007

Net income	$3,766,458	$3,603,152
Depreciation of real estate assets	1,313,910	1,235,850
Amortization of leasing costs	15,200	12,442
Minority interest	324,877	313,322

Funds from Operations	$5,420,445	$5,164,766

Weighted Average Shares and Operating Partnership Units Outstanding — Dilutive	8,356,586	8,365,022

	Six Months Ended
	June 30,
	2008	2007

Net income	$7,345,410	$7,208,211
Depreciation of real estate assets	2,576,406	2,443,915
Amortization of leasing costs	30,000	24,692
Minority interest	634,402	626,809

Funds from Operations	$10,586,218	$10,303,627

Weighted Average Shares and Operating Partnership Units Outstanding — Dilutive	8,356,494	8,365,680

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

	Year Ended June 30,
	2009	2010	2011	2012	2013	Thereafter	Total
Fixed rate debt	$2,842	$3,036	$3,243	$3,464	$3,700	$28,123	$44,408
Average interest rate	6.64%	6.64%	6.64%	6.64%	6.64%	6.64%	—
Variable rate debt	—	—	$47,750	—	—	—	$47,750
Average interest rate	—	—	4.60%	—	—	—	—
The fair value (in thousands) is estimated at $44,934 and $47,750 for fixed rate debt and variable rate debt, respectively, as of June 30, 2008.
The table above incorporates those exposures that exist as of June 30, 2008; it does not consider those exposures or positions, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.
We do not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.
As of June 30, 2008, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an annual increase in interest expense of approximately $478,000.
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
Based on this evaluation as of June 30, 2008, and due to the material weaknesses in our internal control over financial reporting as described above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC.
Our audit committee has engaged independent third party consultants to perform periodic reviews of our financial reporting closing process to help mitigate the material weakness in our internal control over financial reporting. There

Agree Realty Corporation
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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 5, 2008, we held our annual meeting of stockholders. The following were the results of the meeting:
     The stockholders elected William S. Rubenfaer as a Director until the annual meeting of stockholders in 2010 or until a successor is duly elected and qualified. In addition, the stockholders elected Farris G. Kalil and Gene Silverman as Directors until the annual meeting of stockholders in 2011 or until a successor is duly elected and qualified. The vote was as follows:

	William S. Rubenfaer	Farris G. Kalil	Gene Silverman
Votes cast for	6,253,626	6,178,902	6,262,995
Votes withheld	861,869	936,593	872,499
Richard Agree, Michael Rotchford and Leon Schurgin continue to hold office after the annual meeting.
     The stockholders ratified the appointment of Virchow Krause & Company, LLP as our independent registered public accounting firm for 2008.

Votes cast for	6,465,886
Votes against	30,240
Votes abstained	619,369

Agree Realty Corporation
ITEM 5. OTHER INFORMATION
     On July 14, 2008 we obtained a $24.8 million secured term loan. The loan is collateralized by a first real estate mortgage and assignment of rents and leases on seven of our retail properties. The loan bears interest at 150 basis pointes over LIBOR, has a term of five years and can be extended at our option for an additional two-year period. Monthly payments of interest and principal and interest are based on a 25-year amortization. The proceeds from the term loan were used to pay-down on the Company’s Credit Facility.
ITEM 6. EXHIBITS

3.1	Articles of Incorporation and Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (Registration Statement No. 33-73858, as amended)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

*4.1	Loan Agreement dated as of July 14, 2008 by and between Agree Limited Partnership, as Borrower, and The Financial Institutions party thereto, as Co-Lenders, and LaSalle Bank Midwest National Association, as Agent

*4.2	Commercial Mortgage dated as of July 14, 2008 executed by Agree Limited Partnership to and for the benefit of LaSalle Bank Midwest National Association and Raymond James Bank, FSB

*4.3	Continuing Unconditional Guaranty dated as of July 14, 2008 by Agree Realty Corporation for the benefit of La Salle Bank Midwest National Association

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, President and Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Vice President and Chief Financial Officer

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, President and Chief Executive Officer

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Vice President and Chief Financial Officer

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Agree Realty Corporation

/s/ RICHARD AGREE Richard Agree
President and Chief Executive Officer (Principal Executive Officer)

/s/ KENNETH R. HOWE Kenneth R. Howe
Vice President and Financial Officer (Principal Financial and Accounting Officer)
Date: August 8, 2008