Form 10-K
period 2008-12-31
AGREE REALTY CORP
filed 2009-03-13
CIK 917251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number 1-12928

AGREE REALTY CORPORATION
(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	38-3148187 (I.R.S. Employer Identification No.)

31850 Northwestern Highway Farmington Hills, Michigan (Address of principal executive offices)	48334 (Zip code)
(248) 737-4190 (Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.0001 par value	Name of each exchange on which registered New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was approximately $173,435,000 as of June 30, 2008, based on the closing price of $22.05 on the NYSE on that date.

At February 27, 2009, there were 7,931,030 shares of common stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual stockholder meeting to be held in 2009 are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

Part I

FORWARD LOOKING STATEMENTS

          Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Although the forward-looking statements made in this report are based on good faith beliefs, reasonable assumptions and our best judgment reflecting current information, certain factors could cause actual results to differ materially from such forward–looking statements, including but not limited to: the ongoing U.S. recession, the existing global credit and financial crisis and other changes in general economic, financial and real estate market conditions; risks that our acquisition and development projects will fail to perform as expected; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; loss or bankruptcy of one or more of our major retail tenants; a failure of our properties to generate additional income to offset increases in operating expenses; and other factors discussed in Item 1A. “Risk Factors” and elsewhere in this report and in subsequent filings with the Securities and Exchange Commission.  Given these uncertainties, you should not place undue reliance on our forward-looking statements.  Except as required by law, we assume no obligation to update these forward–looking statements, even if new information becomes available in the future.

Item 1. BUSINESS

General

Agree Realty Corporation, a Maryland corporation, is a fully-integrated, self-administered and self-managed real estate investment trust (REIT).  The terms “Registrant”, “Company”, “we”, “our” or “us” refer to Agree Realty Corporation and/or its majority owned operating partnership, Agree Limited Partnership (Operating Partnership), and/or its majority owned and controlled subsidiaries, including its qualified taxable REIT subsidiary (TRS), as the context may require.  Our assets are held by and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 92.85% interest as of December 31, 2008.  Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership. Our headquarters are located at 31850 Northwestern Highway, Farmington Hills, MI  48334 and our telephone number is (248) 737-4190.

The Company is focused primarily on the ownership, development, acquisition and management of retail properties net leased to national tenants.  We were formed in December 1993 to continue and expand the business founded in 1971 by our current President, Chief Executive Officer and Chairman, Richard Agree.  We specialize in developing retail properties for national tenants who have executed long-term net leases prior to the commencement of construction.  As of December 31, 2008, approximately 89% of our annualized base rent was derived from national tenants.  All of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses including property taxes, insurance and maintenance.  We believe this strategy provides a generally consistent source of income and cash for distributions.

At December 31, 2008, our portfolio consisted of 68 properties, located in 16 states containing an aggregate of approximately 3.4 million square feet of gross leasable area (GLA).  As of December 31, 2008, our portfolio included 56 freestanding net leased properties and 12 community shopping centers that were 99.2% leased with a weighted average lease term of approximately 10.6 years remaining.  As of December 31, 2008, approximately 68% of our annualized base rent was derived from our top three tenants:  Borders Group, Inc. (Borders) – 30%, Walgreen Co. (Walgreen) – 26% and Kmart Corporation (Kmart) - 12%.  See Item 2. “Properties” for a summary of our developments and acquisitions in 2008, as well as other information regarding our tenants, leases and properties as of December 31, 2008.

We expect to continue to grow our asset base primarily through the development of retail properties that are pre-leased on a long-term basis to national tenants.  We focus on development because we believe, based on our historical returns we have been able to achieve, it generally provides us a higher return on investment than the acquisition of similarly located properties and does not entail the risk associated with speculative development. Since our initial public offering in 1994, we have developed 55 of our 68 properties, including 43 of our 56 freestanding properties and all 12 of our community shopping centers.  As of December 31, 2008, the properties that we developed accounted for approximately 85% of our annualized base rent.  We expect to continue to expand our tenant relationships and diversify our tenant base to include other quality national tenants.

Growth Strategy

Development.  Our growth strategy is to develop retail properties pre-leased on a long-term basis to national tenants.  We believe that this strategy produces superior risk adjusted returns.  Our development process commences with the identification of a land parcel we believe is situated in an attractive retail location. The location must be in a concentrated retail corridor and have high traffic counts, good visibility and demographics compatible with the needs of a particular retail tenant.  After assessing the feasibility of development, we propose to the tenants that we execute long-term net leases for the finished development on that site.

Upon the execution of the leases, we purchase the land and pursue all the necessary approvals to begin development.  We direct all aspects of the development, including construction, design, leasing and management.  Property management and the majority of the leasing activities are handled directly by our personnel.  We believe that this approach enhances our ability to maximize the long-term value of our properties and results in an efficient use of our capital resources.

Acquisitions.  We selectively acquire single tenant properties when we have determined that a potential acquisition meets our return on investment criteria and such acquisition will diversify our rental income.

Financing Strategy

The majority of our mortgage indebtedness is fixed rate, non-recourse and long-term in nature.  Whenever feasible, we enter into long-term financing for our properties to match the underlying long-term leases.  As of December 31, 2008, the average weighted maturity of our long-term debt was 8.5 years.  We intend to limit our floating rate debt to borrowings under our credit facilities, which are primarily used to finance new development and acquisitions.  Once development of a project is completed, we typically consider refinancing this floating rate debt with fixed rate, non-recourse debt.  As of December 31, 2008, our total debt was approximately $100.6 million, consisting of approximately $43.0 million of fixed rate debt with a weighted average interest rate of 6.64%, and $66.6 million of floating rate debt, consisting of a mortgage in the amount of $24.6 million that bears interest at 150 basis points over LIBOR (2.695% as of December 31, 2008) and the credit facilities, at a weighted average interest rate of 2.82%.  We intend to maintain a ratio of total indebtedness (including construction and acquisition financing) to market capitalization of 65% or less.  At December 31, 2008, our ratio of indebtedness to market capitalization assuming the conversion of our operating partnership units, was approximately 65.4%.  The increase in our ratio of indebtedness to market capitalization from 2007 to 2008 was primarily the result of a significant decline in the market price of our commons stock.

We are evaluating our borrowing policies on an on-going basis in light of current economic conditions, relative costs of debt and equity capital, market value of properties, growth and acquisition opportunities and other factors.  There is no contractual limit or any limit in our organizational documents on our ratio of total indebtedness to total market capitalization, and accordingly, we may modify our borrowing policy and may increase or decrease our ratio of debt to market capitalization without stockholder approval.

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

Major Tenants

As of December 31, 2008, approximately 68% of our gross leasable area was leased to Borders, Walgreen, and Kmart and approximately 68% of our total annualized base rents was attributable to these tenants.  At December 31, 2008, Borders occupied approximately 28% of our gross leasable area and accounted for approximately 30% of the annualized base rent.  At December 31, 2008, Walgreen occupied approximately 10% of our gross leasable area and accounted for approximately 26% of the annualized base rent.  At December 31, 2008, Kmart occupied approximately 29% of our gross leasable area and accounted for approximately 12% of the annualized base rent.  No other tenant accounted for more than 10% of gross leasable area or annualized base rent in 2008.  The loss of any of these anchor tenants or a significant number of their stores, or the inability of any of them to pay rent, would have a material adverse effect on our business.

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

In October 2007, we established a taxable REIT subsidiary (the ”TRS”) pursuant to the provisions of the REIT Modernization Act.  Our TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations.  As a result, certain activities of the Company which occur within its TRS entity are subject to federal and state income taxes.

Competition

The United States commercial real estate investment market continues to be highly competitive.  We actively compete with many other entities engaged in the development, acquisition and operation of commercial properties.  As such, we compete for a limited supply of properties and financing for these properties.  Investors include large institutional investors, insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs, many of which have greater financial and other resources than we do.  There can be no assurance that we will be able to compete successfully with such entities in our development, acquisition and leasing activities in the  future.

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

We conducted Phase I environmental studies on the properties we developed in 2008. The results of these Phase I studies indicated that no further action was required on any of the properties, including no further soil sampling or ground water analysis.  In addition, we have no knowledge of any hazardous substances existing on any of our properties in violation of any applicable laws; however, no assurance can be given that such substances are not located on any of the properties.  We carry no insurance coverage for the types of environmental risks described above.

We believe that we are in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances.  Furthermore, we have not been notified by any governmental authority of any noncompliance, liability or other claim in connection with any of the properties.

Employees

As of February 27, 2009, we employed eleven persons.  Employee responsibilities include accounting, construction, leasing, property coordination and administrative functions for the properties.  Our employees are not covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory.

Financial Information About Industry Segments

We are in the business of development, acquisition and management of freestanding net leased properties and community shopping centers.  We consider our activities to consist of a single industry segment.  See the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.

Available Information

Our headquarters are located at 31850 Northwestern Highway, Farmington Hills, MI  48334 and our telephone number is (248) 737-4190.  Our web site address is www.agreerealty.com.  Agree Realty Corporation’s reports electronically filed with or furnished to the SEC can be accessed through this site, free of charge, as soon as reasonably practicable after we electronically file or furnish such reports.  These filings are also available on the SEC’s website at www.sec.gov.

ITEM 1A.	RISK FACTORS

General

We rely significantly on three major tenants.  As of December 31, 2008, we derived approximately 68% of our annualized base rent from three major tenants, Borders, Walgreen and Kmart.  In the event of a default by any of these tenants under their leases, we may experience delays in enforcing our rights as lessor and may incur substantial costs in protecting our investment.  In addition, a significant portion of our 2008 development projects were for Walgreen.  The bankruptcy or insolvency of any of the major tenants would likely have a material adverse effect on the properties affected and the income produced by those properties and correspondingly our ability to make distributions.

We could be adversely affected by a tenant’s bankruptcy.  If a tenant becomes bankrupt or insolvent, that could diminish the income we receive from that tenant’s leases.  We may not be able to evict a tenant solely because of its bankruptcy.  On the other hand, a bankruptcy court might authorize the tenant to terminate its leases with us.  If that happens, our claim against the bankrupt tenant for unpaid future rent would be an unsecured prepetition claim subject to statutory limitations, and therefore such amounts received in bankruptcy are likely to be substantially less than the remaining rent we otherwise were owed under the leases.  In addition, any claim we have for unpaid past rent could be substantially less than the amount owed.  Circuit City, a tenant who occupies one location in our portfolio filed for bankruptcy protection in December 2008 and is in the process of liquidation.

Risks involved in single tenant leases.  We focus our development activities on net leased real estate or interests therein.  Because our properties are generally leased to single tenants, the financial failure of or other default by a tenant resulting in the termination of a lease is likely to cause a significant reduction in our operating cash flow and might decrease the value of the property leased to such tenant.  We may also experience difficulty and/or a significant delay in re-leasing such property.

Risks associated with borrowing, including loss of properties in the event of a foreclosure.  At December 31, 2008, our ratio of indebtedness to market capitalization (assuming conversion of Operating Partnership units) was approximately 65.4%.  This ratio increased from 32.5% in 2007 as a result of a significant decline in the market value of our common stock.  The use of leverage presents an additional element of risk in the event that (1) the cash flow from lease payments on our properties is insufficient to meet debt obligations, (2) we are unable to refinance our debt obligations as necessary or on as favorable terms or (3) there is an increase in interest rates.  If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the property could be foreclosed upon with a consequent loss of income and asset value to us.  Under the “cross-default” provisions contained in mortgages encumbering some of our properties, our default under a mortgage with a lender would result in our default under mortgages held by the same lender on other properties resulting in multiple foreclosures.

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

Risks associated with our development and acquisition activities. We intend to continue development of new properties and to consider possible acquisitions of existing properties.  We anticipate that our new developments will be financed under lines of credit or other forms of construction financing that will result in a risk that permanent financing on newly developed projects might not be available or would be available only on disadvantageous terms. In addition, new project development is subject to a number of risks, including risks of construction delays or cost overruns that may increase project costs, risks that the properties will not achieve anticipated occupancy levels or sustain anticipated rent levels, and new project commencement risks such as receipt of zoning, occupancy and other required governmental permits and authorizations and the incurrence of development costs in connection with projects that are not pursued to completion.  If permanent debt or equity financing are not available on acceptable terms to refinance new development or acquisitions undertaken without permanent financing, further development activities or acquisitions might be curtailed or cash available for distribution might be adversely affected.  Acquisitions entail risks that investments will fail to perform in accordance with expectations and that judgments with respect to the costs of improvements to bring an acquired property up to standards established for the market position intended for that property will prove inaccurate, as well as general investment risks associated with any new real estate investment.

The recent global economic and financial market crisis has had and may continue to have a negative effect on our business and operations.  The recent global economic and financial market crisis has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer confidence and net worth, all of which has had and may continue to have a negative effect on our business, results of operations, financial condition and liquidity. Many of our tenants have been affected by the current economic turmoil. Current or potential tenants may delay or postpone entering into long-term net leases with us which could continue to lead to reduced demand for commercial real estate.  We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs and commitments associated with our operations.

The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be materially and adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks. The foregoing conditions may also impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment charges which may be material to our financial condition or results of operations.

Capital markets are currently experiencing a period of dislocation and instability, which has had and could continue to have a negative impact on the availability and cost of capital.  The general disruption in the U.S. capital markets has impacted the broader worldwide financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These conditions could persist for a prolonged period of time or worsen in the future. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions.

Credit market developments may reduce availability under our credit agreements.  Due to the current volatile state of the credit markets, there is risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and/or honoring loan commitments. If our lender(s) fail to honor their legal commitments under our credit facilities, it could be difficult in the current environment to replace our credit facilities on similar terms. Although we believe that our operating cash flow and existing credit facilities will give us the ability to satisfy our liquidity needs for at least the next 12 months, the failure of any of the lenders under our credit facility may impact our ability to finance our operating or investing activities.

Our portfolio has limited geographic diversification.  Our properties are located primarily in the Midwestern United States and in particular, Michigan (with 39 properties).  The concentration of our properties in a limited number of geographic regions creates the risk that, should these regions experience an economic difficulties relative to other regions, our operations may be adversely affected in comparison to other real estate companies with properties in such other regions.

Certain of our tenants at our community shopping centers have the right to terminate their leases if other tenants cease to occupy a property.  In the event that certain tenants cease to occupy a property, although under most circumstances such a tenant would remain liable for its lease payments, such an action may result in certain other tenants at our community shopping centers having the right to terminate their leases at the affected property, which could adversely affect the future income from that property.  As of December 31, 2008, each of our 12 community shopping centers had tenants with those provisions in their leases.

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

The current global economic and financial market crisis has exacerbated many of the foregoing risks. If a tenant fails to perform on its lease covenants, that would not excuse us from meeting any mortgage debt obligation secured by the property and could require us to fund reserves in favor of our mortgage lenders, thereby reducing funds available for payment of cash dividends on our shares of common stock.

Uncertainties relating to lease renewals and re-letting of space.  We are subject to the risks that, upon expiration of leases for space located in our properties, the premises may not be re-let or the terms of re-letting (including the cost of concessions to tenants) may be less favorable than current lease terms.  If a tenant does not renew its lease or if a tenant defaults on its lease obligations, there is no assurance we could obtain a substitute tenant on acceptable terms.  If we cannot obtain another tenant with comparable structural needs, we may be required to modify the property for a different use, which may involve a significant capital expenditure and a delay in re-leasing the property. Further, if we are unable to re-let promptly all or a substantial portion of our retail space or if the rental rates upon such re-letting were significantly lower than expected rates, our net income and ability to make expected distributions to stockholders would be adversely affected.  There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases.

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

Real estate investments are relatively illiquid.  We may desire to sell a property in the future because of changes in market conditions or poor tenant performance or to avail ourselves of other opportunities.  We may also be required to sell a property in the future to meet secured debt obligations or to avoid a secured debt loan default.  Real estate projects cannot always be sold quickly, and we cannot assure you that we could always obtain a favorable price, especially in light of the current global economic and financial market crisis.  We may be required to invest in the restoration or modification of a property before we can sell it.

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

If we fail to qualify as a REIT, we will face tax consequences that will substantially reduce the funds available for payment of cash dividends:

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

Our properties consist of 56 freestanding net leased properties and 12 community shopping centers, that as of December 31, 2008 were 99.2% leased, with a weighted average lease term of 10.6 years.  Approximately 89% of our annualized base rent was attributable to national retailers.  Among these retailers are Borders, Walgreen and Kmart which, at December 31, 2008, collectively represented approximately 68% of our annualized base rent.  A majority of our properties were built for or are leased to national tenants who require a high quality location with strong retail characteristics.  We developed 43 of our 56 freestanding properties and all 12 of our community shopping centers.  Five of our freestanding properties were acquired as part of our relationship with Borders.  Properties we have developed (including our community shopping centers) account for approximately 85% of our annualized base rent as of December 31, 2008.  Our 56 freestanding properties are comprised of 55 retail locations and Borders’ corporate headquarters.  See Notes 3 and 4 to the Consolidated Financial Statements included herein for information regarding mortgage debt and other debt related to our properties.

A substantial portion of our income consists of rent received under net leases.  Most of the leases provide for the payment of fixed base rentals monthly in advance and for the payment by tenants of a pro rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping center as well as payment to us of a percentage of the tenant’s sales.  We received percentage rents of $15,396, $37,111 and $53,550 for the fiscal years 2008, 2007 and 2006, respectively, and these amounts represented 0.1%, 0.1% and 0.2%, respectively, of our total revenue for these periods.  Included in those amounts were percentage rents from Kmart of $-0-, $10,221 and $13,695 for fiscal years 2008, 2007 and 2006, respectively.  Leases with Borders do not contain percentage rent provisions.  Leases with Walgreen do contain percentage rent provisions; however, no percentage rent was received from Walgreen during these periods.  Some of our leases require us to make roof and structural repairs, as needed.

Development and Acquisition Summary

During 2008, we completed the following developments and redevelopments:

Tenant(s)	Location	Cost
Walgreen (drug store)/Chase (retail bank)	Macomb Township, Michigan	$6.1 million
Walgreen (drug store)	Ypsilanti, Michigan	$4.9 million
Walgreen (drug store)	Shelby Township, Michigan	$2.6 million
Walgreen (drug store)	Marion County, Florida	$3.1 million
MC Sporting Goods and Peebles (redevelopment)	Big Rapids, Michigan	$1.8 million

During 2008, we commenced the following developments:

Tenant(s)	Location	Budgeted Cost	Anticipated Completion
Walgreen (drug store)	Marion County, Florida	$4.8 million	First quarter 2009
Walgreen (drug store)	Brighton, Michigan	$4.1 million	First quarter 2009
Walgreen (drug store)	Brevard County, Florida	$4.8 million	Second quarter 2009
Walgreen (drug store)	Lowell, Michigan	$3.6 million	Third quarter 2009

We did not complete or commence any acquisitions in 2008.  We did not sell any properties in 2008.

Major Tenants

The following table sets forth certain information with respect to our major tenants:

	Number of Leases	Annualized Base Rent as of December 31, 2008	Percent of Total Annualized Base Rent as of December 31, 2008
Borders	18	$9,957,608	30%
Walgreen	24	8,774,599	26
Kmart	12	3,847,911	12
Total	54	$22,580,118	68%

Borders Group, Inc. trades on the New York Stock Exchange under the symbol “BGP”.  Borders is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores.  At February 2, 2008, the Company operated 541 superstores under the Borders name, including 509 in the United States.  The Company also operated 490 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names as well as Borders-branded airport stores.  Borders employed approximately 29,500 people worldwide as of such date.  Borders has reported that its annual revenues for its 2007 fiscal year ended February 2, 2008 were approximately $3.8 billion, its annual net (loss) for 2007 was approximately ($157 million) and its total stockholders’ equity at fiscal year end 2007 was approximately of $477 million.

Walgreen is a leader of the U.S. chain drugstore industry and trades on the New York Stock Exchange under the symbol “WAG”.  Walgreen operated 6,934 locations in 49 states, the District of Columbia, Puerto Rico and Guam and had total assets of approximately $22.4 billion as of August 31, 2008.  As of January 21, 2009, Walgreen’s long-term debt had a Standard and Poor’s rating of A+ and a Moody’s rating of A2 . For its fiscal year ended August 31, 2008, Walgreen reported that its annual net sales were $59.0 billion, its annual net income was $2.2 billion and it had shareholders’ equity of $12.9 billion.

Kmart is a mass merchandising company that offers customers quality products through a portfolio of brands and labels. As of November 1, 2008, Kmart operated approximately 1,400 stores across 49 states, Guam, Puerto Rico and the U.S. Virgin Islands.  Kmart is a wholly-owned subsidiary of Sears Holdings Corporation (Sears), which trades on the Nasdaq stock market under the symbol “SHLD”.  Sears is a broadline retailer with approximately 2,300 full-line and 1,200 specialty retail stores in the United States operating through Kmart and Sears and approximately 380 full-line and specialty retail stores in Canada operating through Sears Canada, Inc. (Sears Canada), a 72%-owned subsidiary.  As of November 1, 2008, Sears had total assets of $28.0 billion, total liabilities of $18.1 billion and shareholders equity of $9.9 billion.  All of our Kmart properties are in the traditional Kmart format and these Kmart properties average 85,000 square feet per property.

The financial information set forth above with respect to Borders, Walgreen and Kmart was derived from the annual reports on Form 10-K filed by Borders and Walgreen with the SEC with respect to their 2007 fiscal years and the quarterly report on form 10-Q filed by Sears Holdings Corporation with the SEC with respect to the third quarter of 2008.  Additional information regarding Borders, Walgreen or Kmart may be found in their respective public filings.  These filings can be accessed at www.sec.gov.  We are unable to confirm, and make no representations with respect to, the accuracy of these reports and therefore you should not place undue reliance on such information as it pertains to the Company’s operations.

Location of Properties in the Portfolio

State	Number of Properties	Total Gross Leasable Area (Sq. feet)	Percent of GLA Leased on December 31, 2008
California	1	38,015	100%
Florida	5	273,613	100
Georgia	1	14,820	100
Illinois	1	20,000	100
Indiana	2	15,844	100
Kansas	2	45,000	100
Kentucky	1	116,212	100
Maryland	2	53,000	100
Michigan	39	2,097,984	99
Nebraska	2	55,000	100
New Jersey	1	10,118	100
New York	2	27,626	100

State	Number of Properties	Total Gross Leasable Area (Sq. feet)	Percent of GLA Leased on December 31, 2008
Ohio	1	21,000	100
Oklahoma	4	99,282	100
Pennsylvania	1	28,604	100
Wisconsin	3	523,036	99
Total/Average	68	3,439,154	99%

Lease Expirations

The following table shows lease expirations for our community shopping centers and wholly-owned freestanding properties, assuming that none of the tenants exercise renewal options.

		December 31, 2008
		Gross Leasable Area		Annualized Base Rent
Expiration Year	Number of Leases Expiring	Square Footage	Percent Of Total	Amount	Percent Of Total
2009	14	203,685	6.0%	$908,058	2.7%
2010	22	312,757	9.2%	1,869,226	5.6%
2011	28	235,834	6.9%	1,739,358	5.3%
2012	15	78,660	2.3%	626,599	1.9%
2013	19	316,613	9.3%	1,726,197	5.2%
2014	5	179,358	5.3%	873,006	2.6%
2015	12	653,042	19.1%	4,681,462	14.1%
2016	5	80,945	2.4%	1,664,513	5.0%
2017	3	22,844	0.7%	312,807	0.9%
2018	13	240,032	7.0%	4,371,681	13.2%
Thereafter	39	1,088,011	31.8%	14,351,860	43.5%
Total	175	3,411,781	100.0%	$33,124,767	100.0%

We have made preliminary contact with the 14 tenants whose leases expire in 2009.  Of those tenants, seven tenants, at their option, have the right to extend their lease term and seven tenants have leases expiring in 2009.  We expect two tenants, including our only Circuit City store, to terminate their leases in 2009 and 12 tenants to extend their leases or enter into lease extensions.

Annualized Base Rent of our Properties

The following is a breakdown of base rents in place at December 31, 2008 for each type of retail tenant:

Type of Tenant	Annualized Base Rent	Percent of Annualized Base Rent
National(1)	$29,358,646	89%
Regional(2)	2,640,792	8
Local	1,125,329	3
Total	$33,124,767	100%

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

Freestanding Properties

56 of our properties are freestanding properties which at December 31, 2008 were leased to Walgreen (23), Borders (18),  Rite Aid (5), Kmart (2), Eckerd Drugs (2), Circuit City Stores (1), Fajita Factory (1), Citizens Bank (1), Lake Lansing RA Associates, LLC (1),  Meijer (1) and Wal-Mart (Sam’s Club) (1). Our freestanding properties provided $22,839,459, or approximately 68.9%, of our annualized base rent as of December 31, 2008, at an average base rent per square foot of $14.50.  These properties contain, in the aggregate, 1,576,498 square feet of gross leasable area or approximately 46.0% of our total gross leasable area as of December 31, 2008.  Our freestanding properties tend to have high traffic counts, are generally located in densely populated areas and are leased to a single tenant on a long term basis.  Forty-three (43) of our 56 freestanding properties were developed by us.  Five of our 56 freestanding properties, although not developed by us, were acquired as part of our relationship with Borders.  As of December 31, 2008, our freestanding properties have a weighted average lease term of 13.1 years.

Our freestanding properties range in size from 4,426 to 458,729 square feet of gross leasable area and are located in the following states: California (1), Florida (4), Georgia (1), Indiana (2), Kansas (2), Maryland (2), Michigan (33), Nebraska (2), New Jersey (1), New York (2), Ohio (1), Oklahoma (4) and Pennsylvania (1).

Freestanding Properties

Tenant/Location	Year Completed/ Expanded	Total GLA	Lease Expiration(2) (Option expiration)
Borders, Aventura, FL (1)	1996	30,000	Jan 31, 2016 (2036)
Borders, Columbus, OH	1996	21,000	Jan 23, 2016 (2036)
Borders, Monroeville, PA	1996	37,004	Nov 8, 2016 (2036)
Borders, Norman, OK	1996	24,641	Sep 20, 2016 (2036)
Borders, Omaha, NE	1995	30,000	Nov 3, 2015 (2035)
Borders, Santa Barbara, CA	1995	38,015	Nov 17, 2015 (2035)
Borders, Wichita, KS	1995	25,000	Nov 10, 2015 (2035)
Borders, Lawrence, KS	1997	20,000	Oct 16, 2022 (2042)
Borders, Tulsa, OK	1998	25,000	Sep 30, 2018 (2038)
Borders, Oklahoma City, OK	2002	24,641	Nov 17, 2017 (2037)
Borders, Omaha, NE	2002	25,000	Nov 17, 2017 (2037)
Borders, Indianapolis, IN	2002	15,844	Nov 17, 2017 (2037)

Tenant/Location	Year Completed/ Expanded	Total GLA		Lease Expiration(2) (Option expiration)
Borders, Columbia, MD	1999	28,000		Oct 16, 2022 (2042)
Borders, Germantown, MD	2000	25,000		Oct 16, 2022 (2042)
Borders Headquarters, Ann Arbor, MI	1996/1998	458,729		Jan 29, 2023 (2043)
Borders, Tulsa, OK	1996	25,000		Sep 30, 2018 (2038)
Borders, Boynton Beach, FL	1996	25,000		July 20, 2024 (2044)
Borders, Ann Arbor, MI	1996	110,000		July 20, 2024 (2044)
Circuit City, Boynton Beach, FL	1996	32,459		Apr 30, 2009
Citizens Bank, Flint, MI	2003	4,426		Apr 15, 2023
Eckerd Drugs, Webster, NY	2004	13,813		Feb 24, 2024 (2044)
Eckerd Drugs, Albion, NY	2004	13,813		Oct 12, 2024 (2044)
Fajita Factory, Lansing, MI	2004	Note	(3)	Aug 31, 2014 (2032)
Lake Lansing RA Associates, LLC, East Lansing, MI	2004	Note	(4)	Dec 31, 2028 (2078)
Kmart, Grayling, MI	1984	52,320		Sep 30, 2009 (2059)
Kmart, Oscoda, MI	1984/1990	90,470		Sep 30, 2009 (2059)
Meijer, Plainfield, IN	2007	Note	(5)	Nov 5, 2027 (2047)
Rite Aid, Canton Twp, MI	2003	11,180		Oct 31, 2019 (2049)
Rite Aid, Roseville, MI	2005	11,060		June 30, 2025 (2050)
Rite Aid, Mt Pleasant, MI	2005	11,095		Nov 30, 2025 (2065)
Rite Aid, N Cape May, NJ	2005	10,118		Nov 30, 2025 (2065)
Rite Aid, Summit Twp, MI	2006	11,060		Oct 31, 2019 (2039)
Sam’s Club, Roseville, MI	2002	Note	(6)	Aug 4, 2022 (2082)
Walgreen, Waterford, MI	1997	13,905		Feb 28, 2018 (2058)
Walgreen, Chesterfield, MI	1998	13,686		July 31, 2018 (2058)
Walgreen, Pontiac, MI	1998	13,905		Oct 31, 2018 (2058)
Walgreen, Grand Blanc, MI	1998	13,905		Feb 28, 2019 (2059)
Walgreen, Rochester, MI	1998	13,905		June 30, 2019 (2059)
Walgreen, Ypsilanti, MI	1999	15,120		Dec 31, 2019 (2059)
Walgreen, Petoskey, MI (1)	2000	13,905		Apr 30, 2020 (2060)
Walgreen, Flint, MI	2000	14,490		Dec 31, 2020 (2060)
Walgreen, Flint, MI	2001	15,120		Feb 28, 2021 (2061)
Walgreen, N Baltimore, MI	2001	14,490		Aug 31, 2021 (2061)
Walgreen, Flint, MI	2002	14,490		Apr 30, 2027 (2077)
Walgreen, Big Rapids, MI	2003	13,560		Apr 30, 2028 (2078)
Walgreen, Flint, MI	2004	14,560		Feb 28, 2029 (2079)
Walgreen, Flint, MI	2004	13,650		Oct 31, 2029 (2079)
Walgreen, Midland, MI	2005	14,820		July 31, 2030 (2080)
Walgreen, Grand Rapids, MI	2005	14,820		Aug 30, 2030 (2080)
Walgreen, Delta Township, MI	2005	14,559		Nov 30, 2030 (2080)
Walgreen and Retail space Livonia, MI	2007	19,390		June 30, 2032 (2082)
Walgreen, Barnesville, GA	2007	14,820		Nov 30, 2032 (2082)
Walgreen and Chase Bank, Macomb Township, MI	2008	14,820		Mar 31, 2033 (2083)
Walgreen, Ypsilanti, MI	2008	13,650		Mar 31, 2032 (2082)

Tenant/Location	Year Completed/ Expanded	Total GLA	Lease Expiration(2) (Option expiration)
Walgreen, Marion County, FL	2008	14,820	Apr 30, 2032 (2082)
Walgreen, Shelby Township, MI (1)	2008	14,820	Jul 31, 2033 (2083)

Total		1,584,898

(1)
These properties are subject to long-term ground leases where a third party owns the underlying land and has leased the land to us to construct or operate freestanding properties. We pay rent for the use of the land and we are generally responsible for all costs and expenses associated with the building and improvements. At the end of the lease terms, as extended (Aventura, FL 2036, Petoskey, MI 2074 and Shelby Township, MI 2084), the land together with all improvements revert to the land owner. We have an option to purchase the Petoskey property after August 7, 2019 and the Shelby property after July 5, 2018.

(2)	At the expiration of tenant’s initial lease term, each tenant (except Citizens Bank) has an option, subject to certain requirements, to extend its lease for an additional period of time.

(3)	This 2.03 acre property is leased from us by Fajita Factory, LLC pursuant to a ground lease. The tenant occupies a 5,448 square foot building.

(4)	This 11.3 acre property is leased from us by Lake Lansing RA Associates, LLC pursuant to a ground lease. The land owner has constructed a 14,564 square foot building.

(5)	This 32.5 acre property is leased from us by Meijer pursuant to a ground lease. Meijer expects to construct an estimated 210,000 square foot super center.

(6)	This 12.68 acre property is leased from us by Wal-Mart pursuant to a ground lease. Wal-Mart has constructed a Sam’s Club retail building containing approximately 132,332 square feet.

Community Shopping Centers

12 of our properties are community shopping centers ranging in size from 20,000 to 241,458 square feet of gross leaseable area. The community shopping centers are located in five states as follows: Florida (1), Illinois (1), Kentucky (1), Michigan (6) and Wisconsin (3). Our community shopping centers tend to be located in high traffic, market dominant centers in which customers of our tenants purchase day-to-day necessities. Our community shopping centers are anchored by national tenants.

The location, general character and primary occupancy information with respect to the community shopping centers as of December 31, 2008 are set forth below:

Property Location	Year Completed/ Expanded	Gross Leasable Area Sq. Ft.	Annualized Base Rent (2)	Average Base Rent per Sq. Ft.(3)	Percent Occupied at December 31, 2008	Percent Leased at December 31, 2008 (4)	Anchor Tenants (Lease expiration/Option period expiration) (5)
Capital Plaza,(1)	1978/ 2006	116,212	$563,000	$4.84	100%	100%	Kmart(2013/2053)
Frankfort, KY							Walgreen (2031/2052)
							Fashion Bug (2010/2025)

Charlevoix Commons	1991	137,375	686,495	5.00	100%	100%	Kmart (2015/2065)
Charlevoix, MI							Roundy’s (2011/2031)

Chippewa Commons	1991	168,311	962,756	5.72	100%	100%	Kmart (2014/2064)
Chippewa Falls, WI							Roundy’s (2011/2031)
							Fashion Bug (2011/2021)

Ironwood Commons	1991	185,535	940,418	5.07	100%	100%	Kmart (2015/2065)
Ironwood, MI							Super Value (2011/2036)
							Fashion Bug (2012/2022)

Property Location	Year Completed/ Expanded	Gross Leasable Area Sq. Ft.	Annualized Base Rent (2)	Average Base Rent per Sq. Ft.(3)	Percent Occupied at December 31, 2008	Percent Leased at December 31, 2008 (4)	Anchor Tenants (Lease expiration/Option period expiration) (5)
Marshall Plaza	1990	119,279	670,959	5.72	98%	98%	Kmart (2015/2065)
Marshall, MI

Mt. Pleasant Shopping Center	1973/ 1997	241,458	1,072,582	4.54	98%	98%	Kmart (2008/2048)
Mt. Pleasant, MI							J.C. Penney Co. (2010/2020)
							Staples, Inc. (2010/2025)
							Fashion Bug (2010/2025)

North Lakeland Plaza	1987	171,334	1,297,243	7.65	99%	99%	Best Buy (2013/2028)
Lakeland, FL							Beall’s (2015/2025)

Petoskey Town Center	1990	174,870	1,093,873	6.26	100%	100%	Kmart (2015/2065)
Petoskey, MI							Roundy’s (2010/2030)
							Fashion Bug (2012/2022)

Plymouth Commons	1990	162,031	856,369	5.51	96%	96%	Kmart (2015/2065)
Plymouth, WI							Roundy’s (2010/2030)
							Fashion Bug (2010/2020)

Rapids Associates	1990	173,557	982,411	5.97	95%	95%	Kmart (2015/2065)
Big Rapids, MI							MC Sports (2018/2033)
							Fashion Bug (2011/2021)

Shawano Plaza	1990	192,694	1,013,202	5.26	100%	100%	Kmart (2014/2064)
Shawano, WI							Roundy’s (2010/2030)
							J.C. Penney Co. (2010/2025)
							Fashion Bug (2010/2021)

West Frankfort Plaza	1982	20,000	146,000	7.30	100%	100%	Fashion Bug (2012)
West Frankfort, IL

Total/Average		1,862,656	$10,285,308	$5.60	99%	99%

(1)	All community shopping centers except Capital Plaza (which is subject to a long-term ground lease expiring in 2053 from a third party) are wholly-owned by us.

(2)	Total annualized base rents of the Company as of December 31, 2008.

(3)	Calculated as total annualized base rents, divided by gross leaseable area actually leased as of December 31, 2008.

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

No matter was submitted to a vote of security holders during the fourth quarter of 2008.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “ADC”.  The following table sets forth the high and low closing prices of our common stock, as reported on the New York Stock Exchange, and the dividends declared per share of Common Stock by us for each calendar quarter in the last two fiscal years.  Dividends were paid in the periods immediately subsequent to the periods in which such dividends were declared.

Quarter Ended	High	Low	Dividends Declared Per Common Share

March 31, 2008	$31.02	$26.74	$0.50
June 30, 2008	$29.14	$21.48	$0.50
September 30, 2008	$29.25	$23.05	$0.50
December 31, 2008	$27.49	$9.48	$0.50

March 31, 2007	$36.00	$32.30	$0.49
June 30, 2007	$35.04	$30.12	$0.49
September 30, 2007	$33.95	$27.29	$0.49
December 31, 2007	$34.00	$28.32	$0.50

At February 27, 2009, there were 7,931,030 shares of our common stock issued and outstanding which were held by approximately 200 stockholders of record.  The number of stockholders of record does not reflect persons or entities who held their shares in nominee or “street” name.  In addition, at December 31, 2008 there were 605,413 Operating Partnership units outstanding held by limited partners other than the Company.  The units are exchangeable into common stock on a one for one basis. We intend to continue to declare quarterly dividends to our stockholders.  However, our distributions are determined by our board of directors and will depend on a number of factors, including the amount of our funds from operations, the financial and other condition of our properties, our capital requirements, restrictions in our debt instruments, our annual distribution requirements under the provisions of the Internal Revenue Code applicable to REITs and such other factors as our board of directors deems relevant.  We have historically paid cash dividends, although we may choose to pay a portion in stock dividends in the future.  To qualify as a REIT, we must distribute at least 90% of our REIT taxable income prior to net capital gains to our stockholders, as well as meet certain other requirements. We must pay these distributions in the taxable year the income is recognized, or in the following taxable year if they are declared during the last three months of the taxable year, payable to stockholders of record on a specified date during such period and paid during January of the following year. Such distributions are treated as paid by us and received by our stockholders on December 31 of the year in which they are declared. In addition, at our election, a distribution for a taxable year may be declared in the following taxable year if it is declared before we timely file our tax return for such year and if paid on or before the first regular dividend payment after such declaration. These distributions qualify as dividends paid for the 90% REIT distribution test for the previous year and are taxable to holders of our capital stock in the year in which paid.

During the year ended December 31, 2008, we did not sell any unregistered securities.  During the fourth quarter of 2008, we did not repurchase any of our equity securities.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial information on a historical basis and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Form 10-K.  Certain amounts have been reclassified to conform to the current presentation of discontinued operations.  The balance sheet for the periods ending December 31, 2004 through 2008 and operating data for each of the periods presented were derived from our audited financial statements.

Selected Financial Data
(in thousands, except per share, number of properties, and percentage leased information)

	Year Ended December 31,
	2008	2007	2006	2005	2004

Operating Data

Total Revenue	$35,654	$34,468	$32,908	$31,579	$28,940
Expenses

Property Expense (1)	4,448	4,310	4,219	4,545	4,220
General and Administrative	4,361	4,462	4,019	4,191	2,849
Interest	5,179	4,896	4,625	4,159	4,507
Depreciation and Amortization	5,384	5,017	4,851	4,637	4,249

Total Expenses	19,372	18,685	17,714	17,532	15,825

Other Income (2)	-	1,044	-	6	217
Income Before Minority Interest and Discontinued Operations	16,282	16,827	15,194	14,053	13,332
Minority Interest	1,265	1,345	1,220	1,145	1,257

Income Before Discontinued Operations	15,017	15,482	13,974	12,908	12,075

Gain on Sale of Asset From Discontinued Operations	-	-	-	2,654	523
Income From Discontinued Operations	-	-	-	486	525

Net Income	$15,017	$15,482	$13,974	$16,048	$13,123

Number of Properties	68	64	60	59	54

Number of Square Feet	3,439	3,385	3,355	3,363	3,463

Percentage Leased	99%	99%	99%	99%	99%

Per Share Data – Diluted

Income Before Discontinued Operations	$1.95	$2.01	$1.83	$1.72	$1.87
Discontinued Operations	-	-	-	.42	.16
Net Income	$1.95	$2.01	$1.83	$2.14	$2.03

Weighted Average of Common Shares Outstanding – Diluted	7,718	7,716	7,651	7,491	6,475

Cash Dividends	$2.00	$1.97	$1.96	$1.96	$1.95

Balance Sheet Data
Real Estate (before accumulated depreciation)	$311,343	$289,074	$268,248	$258,232	$252,427
Total Assets	$256,897	$239,348	$223,515	$223,460	$214,837
Total Debt, including accrued interest	$101,069	$82,889	$69,031	$68,504	$92,441

(1)	Property expense includes real estate taxes, property maintenance, insurance, utilities and land lease expense.

(2)	Other income is composed of development fee income, gain on land sales, and equity in net income of unconsolidated entities.

(3)
Net income per share has been computed by dividing the net income by the weighted average number of shares of common stock outstanding and the effect of dilutive securities outstanding. The per share amounts are presented in accordance with SFAS No. 128 “Earnings Per Share.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were established to continue to operate and expand the retail property business of our predecessor.  We commenced our operations in April 1994.  Our assets are held by and all operations are conducted through, directly or indirectly, Agree Limited Partnership (Operating Partnership), of which Agree Realty Corporation is the sole general partner and held a 92.85% interest as of December 31, 2008.  We are operating so as to qualify as a real estate investment trust (REIT) for federal income tax purposes.

The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included elsewhere in this Form 10-K.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157. “Fair Value Measurements” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based compensation transactions under FASB Statement No. 123 (Revised) “Share Based Payment.”  This Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities for which this Statement will be effective for years beginning after November 15, 2008.  The deferral to this Statement applies to all nonfinancial assets and nonfinancial liabilities including but not limited to initial measurements of fair value of: nonfinancial assets and nonfinancial liabilities in a business combination or other new basis event, asset retirement obligations, and nonfinancial liabilities for exit or disposal activities, as well as impairment assessments of nonfinancial long lived assets and goodwill. This Statement does not require any new fair value measurements or remeasurements of previously reported fair values. The Company will account for nonfinancial assets and nonfinancial liabilities under SFAS No. 157 beginning on January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment to Accounting Research Board No. 51.  SFAS No. 160’s objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The key aspects of SFAS No. 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of noncontrolling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and noncontrolling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively. We expect SFAS No. 160 will require the disclosure of minority interest as a separate item in the equity section of our balance sheet, once adopted.  We do not expect SFAS No. 160 to have a material effect on our financial statements.  The Company will account for minority interest under SFAS No.160 beginning on January 1, 2009.  In March 2008, the SEC announced revisions to Topic No. D-98 “Classification and Measurement of Redeemable Securities” that provide interpretive guidance on the interaction on the interaction between Topic D-98 and Statement No. 160.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141”).  SFAS No. 141(R) will significantly change the accounting for business combinations.  Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business.  SFAS No. 141(R) also includes a substantial number of new disclosure requirements.  SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  The Company will account for business combinations under this Statement beginning on January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. It clarifies (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No.133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company will disclose hedging activities under SFAS No. 161 beginning on January 1, 2009 and do not expect SFAS No. 161 to have a material effect on our financial statements since it pertains to disclosure only.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Accountants (AICPA) Statement of Auditing Standards (SAS) No. 69, “The meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  This Statement is effective November 15, 2008.  The Company will adopt this Statement effective January 1, 2009 but does not anticipate that the Statement will have a material effect on the Company’s results of operations or financial position, as the Statement does not directly impact the accounting principles applied in the preparation of the Company’s financial statements.

In June 2008, the FASB ratified FASB Staff Position No. EITF 03-6-01 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-01”).  FSP EITF 03-6-01 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method of SFAS 128.  It clarifies that unvested share-based payment awards that contain nonforfeitable right to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  FSP EITF 03-6-01 is effective for fiscal years beginning after December 15, 2008.  The Company will account for instruments granted in share-based payment transactions under this Statement beginning on January 1, 2009, however we do not expect FSP EITF 06-6-01 to have a material impact on our computation of EPS.

               In November 2008, the FASB ratified Emerging Issue Task Force Issue No. 08-6, "Equity Method Investment Accounting Considerations." EITF 08-6 addresses certain issues that arise from a company's application of the equity method under Opinion 18 due to a change in accounting for business combinations and consolidated subsidiaries resulting from the issuance of Statement 141(R) and Statement 160. EITF 08-6 addresses issues regarding the initial carrying value of an equity method investment, tests of impairment performed by the investor over an investee's underlying assets, changes in ownership resulting from the issuance of shares by an investee, and changes in an investment from the equity method to the cost method. This Issue is effective and will be applied on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, consistent with the effective dates of Statement 141(R) and Statement 160. The Company will adopt this Statement effective January 1, 2009, however we do not expect Issue No. 08-6 to have a material impact on our financial statements.

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

Real estate assets are stated at cost less accumulated depreciation.  All costs related to planning, development and construction of buildings prior to the date they become operational, including interest and real estate taxes during the construction period, are capitalized for financial reporting purposes and recorded as property under development until construction has been completed.  The viability of all projects under construction or development are regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use. To the extent a project, or individual components of the project, are no longer considered to have value, the related capitalized costs are charged against operations.  Subsequent to completion of construction, expenditures for property maintenance are charged to operations as incurred, while significant renovations are capitalized.  Depreciation of the buildings is recorded on the straight-line method using an estimated useful life of forty years.

We evaluate real estate for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets will be written down to fair value and such excess carrying value is charged to income.  The expected cash flows of a project are dependent on estimates and other factors subject to change, including (1) changes in the national, regional, and/or local economic climates, (2) competition from other shopping centers, stores, clubs, mailings, and the internet, (3) increases in operating costs, (4) bankruptcy and/or other changes in the condition of third parties, including tenants, (5) expected holding period, and (6) availability of credit. These factors could cause our expected future cash flows from a project to change, and, as a result, an impairment could be considered to have occurred.

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

In October 2007, we established a taxable REIT subsidiary pursuant to the provisions of the REIT Modernization Act.  Our TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations.  As a result, certain activities of the Company which occur within its TRS entity are subject to federal and state income taxes.  As of December 31, 2008 the Company had accrued a deferred income tax amount of $705,000 which was netted against the gain on sale.

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Minimum rental income increased $1,214,000, or 4%, to $32,850,000 in 2008, compared to $31,636,000 in 2007.  The increase was the result of the development of a Walgreen drug store in Livonia, Michigan in June 2007, the development of a Walgreen drug store in Barnesville, Georgia in October 2007, the development of a parcel of land located in East Lansing, Michigan in November 2007, the development of a parcel of land located in Plainfield, Indiana in November 2007, the development of a Walgreens drug store and a bank land lease in Macomb Township, Michigan in March 2008, the development of a Walgreens drug store located in Ypsilanti, Michigan in May 2008, the development of a Walgreens drug store in Ocala, Florida in June 2008 and the development of a Walgreens drug store in Shelby Township, Michigan in July 2008.  Our revenue increases from these developments amounted to $2,010,000.  Our increase in rental income was partially offset by a lease termination payment related to our Big Rapids, Michigan shopping center that was received in 2007 of ($608,000), a reduction in rental of income related to our redevelopment of our Big Rapids, Michigan shopping center of ($143,000) and a reduction of rent at our only Circuit City store of ($56,000).

Percentage rents decreased $22,000, or 59%, to $15,000 in 2008, compared to $37,000 in 2007.  The decrease was primarily the result of decreased tenant sales.

Operating cost reimbursements increased $25,000, or 1%, to $2,784,000 in 2008, compared to $2,759,000 in 2007.  Operating cost reimbursements increased due to the increase in property operating expenses as explained below.

Other income decreased $31,000 to $4,000 in 2008, compared to $35,000 in 2007.

Real estate taxes increased $18,000, or 1%, to $1,867,000 in 2008 compared to $1,849,000 in 2007.  The increase is the result of general assessment increases on the properties.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $28,000, or 2%, to $1,813,000 in 2008 compared to $1,785,000 in 2007.  The increase was the result of a decrease in shopping center maintenance expenses of ($64,000); increased snow removal costs of $68,000; increased utility costs of $29,000; and decreased insurance costs of ($5,000) in 2008 versus 2007.

Land lease payments increased $91,000, or 14%, to $767,000 in 2008 compared to $676,000 for 2007.  The increase is the result of our leasing of land for our Shelby Township, Michigan development.

General and administrative expenses decreased $101,000, or 2%, to $4,361,000 in 2008 compared to $4,462,000 in 2007.  The decrease was the result of an increase in compensation related expenses of $58,000; decreased contracted services to investigate development opportunities of ($165,000) and increased property management related expenses of $6,000.  General and administrative expenses as a percentage of rental income decreased from 14.1% for 2007 to 13.3% for 2008.

Depreciation and amortization increased $368,000, or 7%, to $5,385,000 in 2008 compared to $5,017,000 in 2007.  The increase was the result the development and acquisition of four properties in 2008 and four properties in 2007.

Interest expense increased $283,000, or 6%, to $5,179,000 in 2008, from $4,896,000 in 2007.  The increase in interest expense was the result of increased borrowings to fund the development and acquisition of four properties in 2008 and four properties in 2007.

In October 2007, we completed the sale of our interest in two contracts to acquire a 14.9 acre parcel of land to a national home improvement superstore.  The transaction resulted in a gain of $1,044,000 net of deferred income taxes of $705,000.  We established a taxable REIT subsidiary to facilitate this transaction.  We elected to defer the recognition of the gain from the transaction for income tax purposes by making an election under Section 1031 of the Code.  There were no gains from property sales in 2008.

The Company’s income before minority interest decreased $545,000, or 3%, to $16,282,000 in 2008, from $16,827,000 in 2007 as a result of the foregoing factors.

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

Liquidity and Capital Resources

Our principal demands for liquidity are operations, distributions to our stockholders, debt repayment, development of new properties, redevelopment of existing properties and future property acquisitions.  We intend to meet our short-term liquidity requirements, including capital expenditures related to the leasing and improvement of the properties, through cash flow provided by operations and the Line of Credit and the Credit Facility.  We believe that adequate cash flow will be available to fund our operations and pay dividends in accordance with REIT requirements for at least the next 12 months.  We may obtain additional funds for future development or acquisitions through other borrowings or the issuance of additional shares of common stock, although current market conditions have severely limited the availability of new sources of financing and capital, which will likely have an impact on our ability to obtain construction financing for planned new development projects in the near term.  We intend to incur additional debt in a manner consistent with our policy of maintaining a ratio of total debt (including construction and acquisition financing) to total market capitalization of 65% or less.  As of December 31, 2008, our ratio of indebtedness to market capitalization was approximately 65.4%.  We believe that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs.

During the quarter ended December 31, 2008, we declared a quarterly dividend of $.50 per share.  The cash dividend was paid on January 6, 2009 to holders of record on December 22, 2008.

Our cash flows from operations increased $293,000 to $21,930,000 in 2008, compared to $21,637,000 in 2007.  Cash used in investing activities increased $3,411,000 to $21,419,000 in 2008, compared to $18,008,000 in 2007.  Cash used in financing activities decreased $3,162,000 to $387,000 in 2008, compared to $3,549,000 in 2007.  Our cash and cash equivalents increased by $124,000 to $669,000 as of December 31, 2008 as a result of the foregoing factors.

As of December 31, 2008, we had total mortgage indebtedness of $67,623,697.  Of this total mortgage indebtedness, $43,010,397 is fixed rate, self-amortizing debt with a weighted average interest rate of 6.64% and the remaining mortgage debt of $24,613,300 has a maturity date of July 14, 2013, can be extended at our option for two additional years and bears interest at 150 basis points over LIBOR (or 2.695% as of December 31, 2008).  The proceeds from this mortgage loan were used to reduce amounts outstanding under our Credit Facility.  In February 2009 the Company entered into an interest rate swap agreement that will fix the interest rate during the initial term of the mortgage at 3.744%.

In addition, the Operating Partnership has in place a $55 million credit facility (the “Credit Facility”) with Bank of America, as the agent, which is guaranteed by the Company.  The Credit Facility matures in November 2011.  Advances under the Credit Facility bear interest within a range of one-month to twelve-month LIBOR plus 100 basis points to 150 basis points or the lender’s prime rate, at our option, based on certain factors such as the ratio of our indebtedness to the capital value of our properties.  The Credit Facility generally is used to fund property acquisitions and development activities.  As of February 16, 2009, $34,500,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 1.46%.

We also have in place a $5 million line of credit (the “Line of Credit”), which matures in November 2009, and can be extended at our option subject to specified conditions for two additional one year periods.   The Line of Credit bears interest at the lender’s prime rate less 75 basis points or 150 basis points in excess of the one-month to twelve month LIBOR rate, at our option.  The purpose of the Line of Credit is to generally provide working capital and fund land options and start-up costs associated with new projects.  As of February 16, 2009, $300,000 was outstanding under the Line of Credit bearing a weighted average interest rate of 2.50%.

The following table outlines our contractual obligations (in thousands) as of December 31, 2008:

	Total	Yr 1	2-3 Yrs	4-5 Yrs	Over 5 Yrs
Mortgages Payable	$67,624	$3,397	$7,493	$30,554	$26,180
Notes Payable	32,945	2,445	30,500	-	-
Land Lease Obligations	13,928	859	1,797	1,813	9,459
Other Long-Term Liabilities	-	-	-	-	-
Estimated Interest Payments on Mortgages and Notes Payable	21,843	3,854	6,878	5,287	5,824

Total	$136,340	$10,555	46,668	$37,654	$41,463

We have four development projects under construction that will add an additional 57,570 square feet to our portfolio.  The projects are expected to be completed during the first three quarters of 2009.  Additional funding required to complete the projects is estimated to be $4,555,000, which is not reflected in the table above, and is  expected to be provided by the Credit Facility.

We plan to begin construction of additional pre-leased developments and may acquire additional properties, which will initially be financed by the Credit Facility and Line of Credit.  We will periodically refinance short-term construction and acquisition financing with long-term debt, medium term debt and/or equity.

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

The following table provides a reconciliation of FFO and net income for the years ended December 31, 2008, 2007 and 2006:

	Year ended December 31,
	2008	2007	2006

Net income	$15,017,427	$15,482,274	$13,974,168
Depreciation of real estate assets	5,257,391	4,905,361	4,745,319
Amortization of leasing costs	58,771	50,868	44,423
Minority interest	1,264,611	1,344,475	1,220,113
Gain on sale of assets	-	(1,043,675)	-

Funds from Operations	$21,598,200	$20,739,303	$19,984,023
Weighted average shares and OP Units outstanding
Basic	8,364,366	8,328,418	8,254,391

Diluted	8,376,259	8,389,426	8,324,973

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	2009	2010	2011	2012	2013	Thereafter	Total
Fixed rate debt	$2,938	$3,138	$3,351	$3,580	$3,824	$26,180	$43,011
Average interest rate	6.64%	6.64%	6.64%	6.64%	6.64%	6.64%	-

Variable rate debt	$2,904	$487	$31,017	$548	$22,602	-	$57,558

Average interest rate	3.12%	3.74%	3.12%	3.74%	3.74%	-	-

The fair value (in thousands) is estimated at $43,949 and $57,558 for fixed rate debt and variable rate debt, respectively, as of December 31, 2008.

The table above incorporates those exposures that exist as of December 31, 2008; it does not consider those exposures or positions, which could arise after that date.  As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

In February 2009 the Company entered into an interest rate swap agreement in an effort to manage our interest rate exposure on a $24.6 million floating rate mortgage.  The interest rate swap agreement has a term of approximately 4.5 years and bears interest at 3.744%.

As of December 31, 2008, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $576,000.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Form 10-K and are included in this Form 10-K following page F-1.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”).  Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issued and instances of fraud, if any, have been detected.

Based on this evaluation, and due to the material weakness in our internal control over financial reporting (as described below in “Report of Management on Agree Realty Corporation’s Internal Control over Financial Reporting”), our chief executive officer and chief financial officer concluded that as of December 31, 2008, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Our audit committee has engaged an independent third party consultant to perform periodic reviews of our financial reporting process to help mitigate the material weakness in our internal controls described in “Report of Management on Agree Realty Corporation’s Internal Control over Financial Reporting”.

Report of Management on Agree Realty Corporation’s Internal Control Over Financial Reporting

We, as members of management of Agree Realty Corporation, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements and financial information for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

The following material weakness has been identified and reported to the audit committee:

•
We lack segregation of duties in the period-end financial reporting process.  Our chief financial officer and director of finance are the only employees with any significant knowledge of generally accepted accounting principles.  The chief financial officer and the director of finance are the only employees in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the preparation of accounting reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.

We, under the supervision of and with the participation of our management, including the chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of the material weakness described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting has been audited by Virchow, Krause & Company, our independent registered public accounting firm, as stated in its report that is included herein.

Report of Independent Registered Public Accounting Firm on Agree Realty Corporation’s Internal Control Over Financial Reporting

To the Shareholders, Audit Committee and Board of Directors
Agree Realty Corporation
Farmington Hills, Michigan

We have audited Agree Realty Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). Agree Realty Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Agree Realty Corporation’s Internal Control Over Financial Reporting included in Item 9A Controls and Procedures.  Our responsibility is to express an opinion the effectiveness of Agree Realty Corporation’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements and financial information for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Agree Realty Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Agree Realty Corporation are being made only in accordance with authorizations of management and directors of Agree Realty Corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Agree Realty Corporation’s assets that could have a material effect on the financial statements.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weakness has been identified and included in management’s assessment:

•
The Company lacks segregation of duties in the period-end financial reporting process.  Our chief financial officer and director of finance are the only employees with any significant knowledge of generally accepted accounting principles.  The chief financial officer and the director of finance are the only employees in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the preparation of accounting reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.

The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated March 3, 2009 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Agree Realty Corporation has not maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Agree Realty Corporation as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the three-year period ended December 31, 2008 and our report dated March 3, 2009, expressed an unqualified opinion thereon.

/s/ Virchow, Krause & Company

Chicago, Illinois
March 3, 2009

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to our definitive proxy statement with respect to our 2009 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement with respect to our 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes the equity compensation plan under which the Company’s common stock may be issued as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	─	─	805,416	(1)

Equity compensation plans not approved by security holders	─	─	─

Total	─	─	805,416

(1)
Relates to various stock-based awards available for issuance under the Company’s 2005 Equity Incentive Plan, including incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, and dividend equivalent rights.

Additional information is incorporated herein by reference to our definitive proxy statement with respect to our 2009 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to our definitive proxy statement with respect to our 2009 Annual Meeting of Stockholders.

ITEM14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to our definitive proxy statement with respect to our 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)	The following documents are filed as part of this Report:

(1) (2)	The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Form 10-K.

(3)  Exhibits

3.1
Articles of Incorporation and Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (Registration Statement No. 33-73858, as amended)

3.2	Articles Supplementary, establishing the terms of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 9, 2008)

3.3	Articles Supplementary, classifying additional shares of Common Stock and Excess Stock (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on December 9, 2008)

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2006)

4.1
Second Amendment to Rights Agreement, dated as of December 8, 2008, by and between Agree Realty Corporation, a Maryland corporation, and Computershare Trust Company, N.A., f/k/a EquiServe Trust Company, N.A., a national banking association, as successor rights agent to BankBoston, N.A., a national banking association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 9, 2008)

4.2
Amended and Restated Registration Rights Agreement, dated July 8, 1994 by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 1994)

4.3
Amended and Restated $50 million Line of Credit agreement dated November 5, 2003, among Agree Realty Corporation, Standard Federal Bank and Bank One (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003)

4.4
Third Amended and Restated Line of Credit Agreement by and between the Company, and LaSalle Bank Midwest National Association Individually and as Agent for the Lenders and together with Fifth Third Bank (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2006)

4.5
Loan Agreement dated as of July 14, 2008 by and between Agree Limited Partnership, as Borrower, and The Financial Institutions party thereto, as Co-Lenders, and LaSalle Bank Midwest National Association, as Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008)

4.6
Commercial Mortgage dated as of July 14, 2008 executed by Agree Limited Partnership to and for the benefit of LaSalle Bank Midwest National Association and Raymond James Bank, FSB  (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended June 30, 2008)

4.7
Continuing Unconditional Guaranty dated as of July 14, 2008 by Agree Realty Corporation for the benefit of La Salle Bank Midwest National Association (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q for the quarter ended June 30, 2008)

10.1
First Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of April 22, 1994, by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 1996)

10.2
Contribution Agreement, dated as of April 21, 1994, by and among the Company, Richard Agree, Edward Rosenberg and the co-partnerships named therein (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 1996)

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

10.7+	The Company’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2004)

10.8+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2007)

10.9+	Summary of Director Compensation (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2007)

21*	Subsidiaries of Agree Realty Corporation

23*	Consent of Virchow, Krause & Company, LLP

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, President, Chief Executive Officer and Chairman of the Board of Directors

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Vice President, Finance

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, President, Chief Executive Officer and Chairman of the Board of Directors

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Vice President, Finance

*	Filed herewith

+	Management contract or compensatory plan or arrangement

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of December 31, 2008.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

15(b)	The Exhibits listed in Item 15(a)(3) are hereby filed with this Report.

15(c)	The financial statement schedule listed at Item 15(a)(2) is hereby filed with this Report.

SIGNATURES

PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGREE REALTY CORPORATION
By:	/s/ Richard Agree
Name:	Richard Agree
President, Chief Executive Officer and Chairman of
the Board of Directors
Date:	March 13, 2009

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of March 2009.

By:	/s/ Richard Agree	By:	/s/ Farris G. Kalil
	Richard Agree		Farris G. Kalil
	President, Chief Executive Officer and Chairman of the Board of Directors		Director
(Principal Executive Officer)
		By:	/s/ Michael Rotchford
Michael Rotchford Director

By:	/s/ Kenneth R. Howe	By:	/s/William S. Rubenfaer
	Kenneth R. Howe Vice President, Finance and Secretary (Principal Financial and Accounting Officer)		William S. Rubenfaer Director
		By:	/s/ Gene Silverman
Gene Silverman Director

		By:	/s/ Leon M. Schurgin
Leon M. Schurgin Director

Agree Realty Corporation

Report of Independent Registered Public Accounting Firm

To the Stockholders, Audit Committee and Board of Directors
Agree Realty Corporation
Farmington Hills, MI

We have audited the accompanying consolidated balance sheets of Agree Realty Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agree Realty Corporation as of December 31, 2008 and 2007 and the results of their operations, their stockholders’ equity and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic 2008, 2007 and 2006 consolidated financial statements of the Company taken as a whole. The consolidated supplemental schedule III is presented for purposes of complying the Securities Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the 2008, 2007 and 2006 basic consolidated financial statements and, in our opinion, is fairly stated in all materials respects in relation to the basic consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Agree Realty Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in "Internal Control - Integrated Framework", issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2009 expressed an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Virchow, Krause & Company, LLP

Chicago, Illinois
March 3, 2009

Agree Realty Corporation

Consolidated Balance Sheets

December 31,	2008	2007

Assets

Real Estate Investments (Notes 3 and 4)
Land	$87,309,289	$87,233,715
Buildings	210,650,491	197,033,867
Property under development	13,383,102	4,806,114

	311,342,882	289,073,696
Less accumulated depreciation	(58,502,384)	(53,250,564)

Net Real Estate Investments	252,840,498	235,823,132

Cash and Cash Equivalents	668,677	544,639

Accounts Receivable - Tenants, net of allowance of $195,000 and $20,000 for possible losses at December 31, 2008 and 2007, respectively	964,802	770,365

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $4,838,098 and $4,665,144 at December 31, 2008 and 2007, respectively	951,745	837,033
Leasing costs, net of accumulated amortization of $775,450 and $716,679 at December 31, 2008 and 2007, respectively	484,781	424,002

Other Assets	986,332	948,335

	$256,896,835	$239,347,506
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Balance Sheets

December 31,	2008	2007

Liabilities and Stockholders’ Equity

Mortgages Payable (Note 3)	$67,623,697	$45,760,168

Notes Payable (Note 4)	32,945,000	36,800,000

Dividends and Distributions Payable (Note 5)	4,233,232	4,211,827

Deferred Revenue (Note 14)	10,724,854	11,414,404

Accrued Interest Payable	500,796	329,171

Accounts Payable
Capital expenditures	850,225	1,069,734
Operating	1,261,810	1,483,127

Deferred Income Taxes (Note 6)	705,000	705,000

Tenant Deposits	70,077	64,085

Total Liabilities	118,914,691	101,837,516

Minority Interest (Note 7)	5,346,741	5,896,180

Stockholders’ Equity (Note 5)
Common stock, $.0001 par value; 20,000,000 shares authorized; 7,863,930 and 7,754,246 shares issued and outstanding	786	775
Additional paid-in capital	143,892,158	142,260,659
Deficit	(11,257,541)	(10,647,624)

Total Stockholders’ Equity	132,635,403	131,613,810

	$256,896,835	$239,347,506
          See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Income

Year Ended December 31,	2008	2007	2006

Revenues
Minimum rents	$32,850,345	$31,636,497	$29,963,363
Percentage rents	15,396	37,111	53,550
Operating cost reimbursement	2,783,938	2,759,365	2,846,775
Other income	3,849	34,979	43,938

Total Revenues	35,653,529	34,467,952	32,907,626

Operating Expenses
Real estate taxes	1,866,551	1,848,949	1,821,372
Property operating expenses	1,812,522	1,785,323	1,637,192
Land lease payments	766,848	675,700	759,831
General and administrative	4,361,419	4,462,423	4,018,836
Depreciation and amortization	5,384,737	5,016,718	4,851,343

Total Operating Expenses	14,192,077	13,789,113	13,088,574

Income From Continuing Operations	21,461,452	20,678,839	19,819,052

Other Income (Expense)
Interest expense, net	(5,179,415)	(4,895,765)	(4,624,771)
Gain on sale of asset, net of tax of $705,000	-	1,043,675	-

Total Other Expense	(5,179,415)	(3,852,090)	(4,624,771)

Income Before Minority Interest	16,282,037	16,826,749	15,194,281

Minority Interest	1,264,611	1,344,475	1,220,113

Net Income	$15,017,427	$15,482,274	$13,974,168

Basic Earnings Per Share (Note 2)	$1.95	$2.02	$1.84

Dilutive Earnings Per Share (Note 2)	$1.95	$2.01	$1.83

Dividend Declared Per Common Share	$2.00	$1.97	$1.96
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Stockholders’ Equity

			Additional		Unearned
	Common Stock		Paid-In		Compensation -
	Shares	Amount	Capital	Deficit	Restricted Stock

Balance, January 1, 2006	7,706,846	$772	$143,138,497	$(9,717,471)	$(2,794,738)

Reclassify unearned compensation	-	-	(2,794,738)		2,794,738
Issuance of shares under the Equity Incentive Plan	43,650	3	95,547	-	-
Vesting of restricted stock	-	-	837,457	-	-
Dividends declared, $1.96 per share	-	-	-	(15,115,635)	-
Net income	-	-	-	13,974,168	-

Balance, December 31, 2006	7,750,496	775	141,276,763	(10,858,938)	-

Issuance of shares under the Equity Incentive Plan	3,750	-	-	-	-
Vesting of restricted stock	-	-	983,896	-	-
Dividends declared, $1.97 per share	-	-	-	(15,270,960)	-
Net income	-	-	-	15,482,274	-

Balance, December 31, 2007	7,754,246	775	142,260,659	(10,647,624)	-

Issuance of shares under the Equity Incentive Plan	46,350	4	-	-	-
Forfeiture of Shares	(4,800)
Conversion of OP Units	68,134	7	501,025	-	-
Vesting of restricted stock	-	-	1,130,474	-	-
Dividends declared, $2.00 per share	-	-	-	(15,627,334)	-
Net income	-	-	-	15,017,427	-

Balance, December 31, 2008	7,863,930	$786	$143,892,158	$(11,257,541)	$-
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Cash Flows

Year Ended December 31,	2008	2007	2006

Cash Flows From Operating Activities
Net income	$15,017,427	$15,482,274	$13,974,168
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,320,394	4,958,300	4,799,370
Amortization	237,297	241,290	190,001
Stock-based compensation	1,130,474	983,896	837,457
Gain on sale of assets	-	(1,043,675)	-
Minority interests	1,264,611	1,344,475	1,220,113
(Increase) in accounts receivable	(194,437)	(38,224)	(1,535)
(Increase) decrease in other assets	(112,144)	(33,734)	160,596
(Decrease) increase in accounts payable	(221,317)	342,510	(159,799)
Decrease in deferred revenue	(689,550)	(689,550)	(689,550)
Increase (decrease) in accrued interest	171,625	89,853	(42,762)
Increase in tenant deposits	5,992	-	10,023

Net Cash Provided By Operating Activities	21,930,372	21,637,415	20,298,082

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $557,645 in 2008, $556,000 in 2007 and $198,000 in 2006)	(21,418,961)	(19,756,255)	(9,305,661)
Net proceeds from sale of assets, less amounts held in escrow	-	1,748,675	-

Net Cash Used In Investing Activities	(21,418,961)	(18,007,580)	(9,305,661)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Cash Flows

Year Ended December 31,	2008	2007	2006

Cash Flows From Financing Activities
Mortgage proceeds	24,800,000	-	-
Line-of-credit net (payments) borrowings	(3,855,000)	16,300,000	3,000,000
Dividends and limited partners’ distributions paid	(16,918,952)	(16,497,828)	(16,413,226)
Payments of mortgages payable	(2,936,471)	(2,531,079)	(2,430,673)
Payments of payables for capital expenditures	(1,069,734)	(766,378)	(112,687)
Payments for financing costs	(287,666)	-	(305,897)
Payments of leasing costs	(119,550)	(53,641)	(76,298)
Exercise of stock options	-	-	95,550

Net Cash Used In Financing Activities	(387,373)	(3,548,926)	(16,243,231)

Net Increase (Decrease) In Cash and Cash Equivalents	124,038	80,909	(5,250,810)

Cash and Cash Equivalents, beginning of year	544,639	463,730	5,714,540

Cash and Cash Equivalents, end of year	$668,677	$544,639	$463,730

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$4,835,277	$4,629,948	$4,530,740

Supplemental Disclosure of Non-Cash Transactions

Dividends and limited partners’ distributions Declared and unpaid	$4,233,232	$4,211,827	$4,111,807
Shares issued under Stock Incentive Plan	$1,364,459	$116,688	$1,310,766
Real estate investments financed with accounts payable	$850,225	$1,069,734	$766,378
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Notes to Consolidated Financial Statements

1.	The Company
Agree Realty Corporation (the Company) is a self-administered, self-managed real estate investment trust (REIT), which develops, acquires, owns and operates properties, which are primarily leased to national and regional retail companies under net leases. At December 31, 2008, the Company's properties are comprised of 56 single tenant retail facilities and 12 community shopping centers located in 16 states. During the year ended December 31, 2008, approximately 97% of the Company's annual base rental revenues was received from national and regional tenants under long-term leases, including approximately 30% from Borders Group, Inc., 26% from Walgreen Co., and 12% from Kmart Corporation, a wholly-owned subsidiary of Sears Holdings Corporation.

2.	Summary of Significant Accounting Policies	Principles of Consolidation

The consolidated financial statements of Agree Realty Corporation include the accounts of the Company, its majority-owned partnership, Agree Limited Partnership (the Operating Partnership), and its wholly-owned subsidiaries. The Company controlled, as the sole general partner, 92.85% and 92.01% of the Operating Partnership as of December 31, 2008 and 2007, respectively. All material intercompany accounts and transactions are eliminated.

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

Fair Values of Financial Instruments

Effective January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which provides a framework for measuring, reporting and disclosing fair value under generally accepted accounting principles.  SFAS No. 157 applies to all assets and liabilities that are measured, reported and/or disclosed on a fair value basis.

Agree Realty Corporation

Notes to Consolidated Financial Statements

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various valuation methods including the market, income and cost approaches.  The assumptions used in the application of these valuation methods are developed from the perspective of market participants, pricing the asset or liability.  Inputs used in the valuation methods can be either readily observable, market corroborated, or generally unobservable inputs.  Whenever possible the Company attempts to utilize valuation methods that maximize the uses of observable inputs and minimizes the use of unobservable inputs.  Based on the operability of the inputs used in the valuation methods the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Assets and liabilities measured, reported and/or disclosed at fair value will be classified and disclosed in one of the following three categories:

Level 1 – Quoted Market prices in active markets for identical assets of liabilities.

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market date.

Level 3 – Unobservable inputs that are not corroborated by market data.

The carrying amounts of the Company's financial instruments, which consist of cash, cash equivalents, receivables, and accounts payable approximate their fair values.  The fair value of the Company’s mortgages and notes payable is estimated at $68,562 and $32,945 as of December 31, 2008.  To determine fair value the Company calculates the present value of future mortgage and note payments based on estimated current market interest rates, which are considered Level 2 inputs.  The carrying value of these liabilities as of December 31, 2008 is $67,624 and $32,945 respectively.

Investments in Real Estate – Carrying Value of Assets

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

Agree Realty Corporation

Notes to Consolidated Financial Statements

Subsequent to completion of construction, expenditures for property maintenance are charged to operations as incurred, while significant renovations are capitalized.

Depreciation and Amortization

Depreciation expense is computed using a straight-line method and estimated useful lives for buildings and improvements of twenty to forty years and equipment and fixtures of five to ten years.

Investment in Real Estate – Impairment evaluation

Real estate investments are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use and eventual disposition of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required as of December 31, 2008.

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

Accounts Receivable – Tenants

Accounts receivable from tenants are unsecured and reflect primarily reimbursement of specified common area expenses. The Company determines its allowance for uncollectible accounts based on historical trends, existing economic conditions, and known financial position of its tenants. Tenant accounts receivable are written-off by the Company in the year when receipt is determined to be remote.

Agree Realty Corporation

Notes to Consolidated Financial Statements

Unamortized Deferred Expenses

Deferred expenses are stated net of total accumulated amortization. The nature and treatment of these capitalized costs are as follows: (1) financing costs, consisting of expenditures incurred to obtain long-term financing, are being amortized using the interest method over the term of the related loan, and (2) leasing costs, which are amortized on a straight-line basis over the term of the related lease.  The Company incurred expenses of $231,725, $233,740 and $182,451 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Minority Interest

This amount represents the limited partners' interest (OP Units) of 7.15% and 7.99% (convertible into 605,413 and 673,547 shares) in the Operating Partnership as of December 31, 2008 and 2007, respectively.

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

Agree Realty Corporation

Notes to Consolidated Financial Statements

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and related regulations.  The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of it real estate investment trust taxable income and meets certain other requirements for qualifying as a REIT.  For each of the years in the three-year period ended December 31, 2008, the Company believes it has qualified as a REIT.  Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

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

Dividends

The Company declared dividends of $2.00, $1.97 and $1.96 per share during the years ended December 31, 2008, 2007, and 2006; the dividends have been reflected for federal income tax purposes as follows:

December 31,	2008	2007	2006

Ordinary income	$1.96	$1.93	$1.80
Return of capital	.04	.04	.16

Total	$2.00	$1.97	$1.96

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

Year Ended December 31,	2008	2007	2006

Weighted Average number of common Shares outstanding	7,810,692	7,751,321	7,711,964
Unvested restricted stock	104,050	96,450	131,120
Weighted average number of common shares outstanding used in basic earnings per share	7,706,642	7,654,871	7,580,844

Weighted average number of common shares outstanding used in basic earnings per share	7,706,642	7,654,871	7,580,844
Effect of dilutive securities
Restricted stock	11,893	61,160	70,582

Weighted average number of common shares outstanding used in diluted earnings per share	7,718,535	7,716,031	7,651,426

Stock Based Compensation

On January 1, 2006, we adopted the provisions of SFAS No. 123R, Shares-Based Payments (SFAS 123R), under the modified prospective method.  Under the modified prospective method, compensation cost is recognized for all awards, granted after the adoption of this standard and for the unvested portion of previously granted awards that are outstanding as of that date.  In accordance with SFAS 123R, we will estimate fair vale of restricted stock and stock option grants at the date of grant and amortize those amounts into expense on a straight-line basis or amount vested, if greater, over the appropriate vesting period.  No stock options were issued or vested during 2008, 2007 or 2006.

Agree Realty Corporation

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157. “Fair Value Measurements” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based compensation transactions under FASB Statement No. 123 (Revised) “Share Based Payment.”  This Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities for which this Statement will be effective for years beginning after November 15, 2008.  The deferral to this Statement applies to all nonfinancial assets and nonfinancial liabilities including but not limited to initial measurements of fair value of: nonfinancial assets and nonfinancial liabilities in a business combination or other new basis event, asset retirement obligations, and nonfinancial liabilities for exit or disposal activities, as well as impairment assessments of nonfinancial long lived assets and goodwill. This Statement does not require any new fair value measurements or remeasurements of previously reported fair values. The Company will account for nonfinancial assets and nonfinancial liabilities under SFAS No. 157 beginning on January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment to Accounting Research Board No. 51.  SFAS No. 160’s objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The key aspects of SFAS No. 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of noncontrolling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and noncontrolling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively. We expect SFAS No. 160 will require the disclosure of minority interest as a separate item in the equity section of our balance sheet, once adopted.  We do not expect SFAS No. 160 to have a material effect on our financial statements.  The Company will account for minority interest under SFAS No. 160 beginning on January 1, 2009.  In March 2008, the SEC announced revisions to Topic No. D-98 “Classification and Measurement of Redeemable Securities” that provide interpretive guidance on the interaction on the interaction between Topic D-98 and Statement No. 160.

Agree Realty Corporation

Notes to Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141”).  SFAS No. 141(R) will significantly change the accounting for business combinations.  Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business.  SFAS No. 141(R) also includes a substantial number of new disclosure requirements.  SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  The Company will account for business combinations under this Statement beginning on January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. It clarifies (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No.133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company will disclose hedging activities under SFAS No. 161 beginning on January 1, 2009 and do not expect SFAS No. 161 to have a material effect on our financial statements since it pertains to disclosure only.

Agree Realty Corporation

Notes to Consolidated Financial Statements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Accountants (AICPA) Statement of Auditing Standards (SAS) No. 69, “The meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  This Statement is effective November 15, 2008.  The Company will adopt this Statement effective January 1, 2009 but does not anticipate that the Statement will have a material effect on the Company’s results of operations or financial position, as the Statement does not directly impact the accounting principles applied in the preparation of the Company’s financial statements.

In June 2008, the FASB ratified FASB Staff Position No. EITF 03-6-01 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-01”).  FSP EITF 03-6-01 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method of SFAS 128.  It clarifies that unvested share-based payment awards that contain nonforfeitable right to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  FSP EITF 03-6-01 is effective for fiscal years beginning after December 15, 2008.  The Company will account for instruments granted in share-based payment transactions under this Statement beginning on January 1, 2009, however we do not expect FSP EITF 06-6-01 to have a material impact on our computation of EPS.

In November 2008, the FASB ratified Emerging Issue Task Force Issue No. 08-6, "Equity Method Investment Accounting Considerations." EITF 08-6 addresses certain issues that arise from a company's application of the equity method under Opinion 18 due to a change in accounting for business combinations and consolidated subsidiaries resulting from the issuance of Statement 141(R) and Statement 160. EITF 08-6 addresses issues regarding the initial carrying value of an equity method investment, tests of impairment performed by the investor over an investee's underlying assets, changes in ownership resulting from the issuance of shares by an investee, and changes in an investment from the equity method to the cost method. This Issue is effective and will be applied on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, consistent with the effective dates of Statement 141(R) and Statement 160.  The Company will adopt this Statement effective January 1, 2009, however we do not expect Issue No. 08-6 to have a material impact on our financial statements.

Agree Realty Corporation

Notes to Consolidated Financial Statements

3. Mortgages Payable	Mortgages payable consisted of the following:

December 31,	2008	2007

Note payable in monthly installments of $37,340 plus interest at 150 basis points over LIBOR (2.695% at December 31, 2008). A final balloon payment in the amount of $22,318,478 is due on July 1, 2013 unless extended for a two year period at the option of the Company	$24,613,300	$-

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	14,274,218	15,104,016

Note payable in monthly installments of $128,205 including interest at 6.20% per annum, with a final monthly payment due November 2018; collateralized by related real estate and tenants’ leases	11,374,994	12,180,878

Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with the final monthly payment due February 2017; collateralized by related real estate and tenants’ leases	7,521,293	8,193,427

Note payable in monthly installments of $57,403 including interest at 6.50% per annum, with the final monthly payment due February 2023; collateralized by related real estate and tenant lease	6,367,177	6,632,703

Note payable in monthly installments of $25,631 including interest at 7.50% per annum, with the final monthly payment due May 2022; collateralized by related real estate and tenant lease	2,597,032	2,705,377

Note payable in monthly installments of $12,453 including interest at 6.95% per annum, with the final monthly payment due December 2017; collateralized by related real estate and tenant lease	875,683	943,767

Total	$67,623,697	$45,760,168

Agree Realty Corporation

Notes to Consolidated Financial Statements

Future scheduled annual maturities of mortgages payable for years ending December 31 are as follows: 2009 - $3,396,566; 2010 - $3,624,642; 2011 - $3,868,220; 2012 - $4,128,165; 2013 - $26,426,271 and $26,179,833 thereafter.  The weighted average interest rate at December 31, 2008 and 2007 was 5.59% and 6.64%, respectively.

4. Notes Payable
The Operating Partnership has in place a $55 million line-of-credit agreement, which is guaranteed by the Company up to the maximum amount and for the full term. The agreement expires in November 2011.   Advances under the Credit Facility bear interest within a range of one-month to twelve-month LIBOR plus 100 basis points to 150 basis points or the bank's prime rate, at the option of the Company, based on certain factors such as the ratio of our indebtedness to the capital value of our properties.  In addition, we must maintain certain leverage and debt service coverage ratios, maintain our adjusted net worth at a minimum level, maintain our tax status as a REIT, and distribute no more than 95% of our adjusted funds from operations. The facility also requires that we pay a non-use fee of .125% of the unfunded balance if our outstanding balance is greater than $25 million or .20% of the unfunded balance if our outstanding balance is less than $25 million.  The Credit Facility is used to fund property acquisitions and development activities. At December 31, 2008 and 2007, $30,500,000 and $36,000,000, respectively, was outstanding under this facility with a weighted average interest rate of 2.32% and 5.63%, respectively.  The Credit Facility’s covenants were all complied with through December 31, 2008.

Agree Realty Corporation

Notes to Consolidated Financial Statements

In addition, the Company maintains a $5,000,000 line-of-credit agreement that matures in November 2009 and can be extended at our option subject to specified conditions for two additional one year periods.  Monthly interest payments are required, either at the bank's prime rate less 75 basis points, or 150 basis points in excess of the one-month to twelve month LIBOR rate, at the option of the Company.  At December 31, 2008 and 2007, $2,445,000 and $800,000, respectively, was outstanding under this agreement with a weighted average interest rate of 2.50% and 6.50%, respectively.

5. Dividends and Distributions Payable
On December 8, 2008 the Company declared a dividend of $.50 per share for the quarter ended December 31, 2008. The holders of OP Units were entitled to an equal distribution per OP Unit held as of December 31, 2008. The dividends and distributions payable are recorded as liabilities in the Company's consolidated balance sheet at December 31, 2008. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners' minority interest. These amounts were paid on January 6, 2009.

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

The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed its various federal and state filing positions.  The Company believes that its income tax filing positions and deductions are documented and supported.  Additionally the Company believes that its accruals for tax liabilities are adequate.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.  Our Federal income tax returns are open for examination by taxing authorities for all tax years after December 31, 2004.

Agree Realty Corporation

Notes to Consolidated Financial Statements

For income tax purposes, the Company has a taxable REIT subsidiary (TRS) that was established in October 2007 and which certain real estate activities are conducted.

As of December 31, 2008, the Company has a deferred income tax liability in the amount of $705,000.  This balance represents the federal and state tax effect of deferring income tax in 2007 on the sale of an asset under section 1031 of the Internal Revenue Code.  This transaction accrued within the TRS described above.

7. Minority Interest	The following summarizes the changes in minority interest since January 1, 2006:

Minority Interest at January 1, 2006	$5,978,635
Minority interests’ share of income for the year	1,220,113
Distributions for the year	(1,320,155)

Minority Interest at December 31, 2006	5,878,593
Minority interests’ share of income for the year	1,344,475
Distributions for the year	(1,326,888)

Minority Interest at December 31, 2007	5,896,180
Minority interests’ share of income for the year	1,264,611
Distributions for the year	(1,313,025)
Conversion of OP Units	(501,025)

Minority Interest at December 31, 2008	$5,346,741

8. Stock Incentive Plan
The Company established a stock incentive plan in 1994 (the 1994 Plan) under which options were granted.   The options, had an exercise price equal to the initial public offering price ($19.50/share), could be exercised in increments of 25% on each anniversary of the date of the grant, and expire upon employment termination. All options granted under the 1994 Plan have been exercised.  In 2005, our stockholders approved the 2005 Equity Incentive Plan (the 2005 Plan), which replaced the 1994 Plan.  The 2005 Plan authorizes the issuance of a maximum of one million shares of common stock. No options were granted during 2008, 2007 or 2006.

Agree Realty Corporation

Notes to Consolidated Financial Statements

9. Stock Based Compensation
As part of the Company's 2005 Equity Incentive Plan, restricted common shares are granted to certain employees. As of December 31, 2008, there was $2,597,669 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.1 years.  We used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock.  The forfeiture rate was based on historical results and trends and we do not consider discount rates to be material.  Pursuant to SFAS 123R, the Company reversed the previously recorded deferred compensation of $2,794,738 at December 31, 2005 during the year ended December 31, 2006.  The impact did not change stockholders’ equity or reported net income.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.  We granted 46,350 shares of restricted stock in 2008 to employees under the 2005 Equity Incentive Plan.  The restricted shares vest over a 5 year period based on continued service to the Company.  Restricted share activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value
Non-vested restricted shares at January 1, 2006	131,120	$24.92
Restricted shares granted	3,750	$31.12
Restricted shares vested	(38,420)	$25.61
Restricted shares forfeited	-	-
Non-vested restricted shares at December 31, 2007	96,450	$24.89
Restricted shares granted	46,350	$29.44
Restricted shares vested	(33,950)	$28.57
Restricted shares forfeited	(4,800)	$31.03
Non-vested restricted shares at December 31, 2008	104,050	$30.57

Agree Realty Corporation

Notes to Consolidated Financial Statements

10. Profit-Sharing Plan
The Company has a discretionary profit-sharing plan whereby it contributes to the plan such amounts as the Board of Directors of the Company determines. The participants in the plan cannot make any contributions to the plan. Contributions to the plan are allocated to the employees based on their percentage of compensation to the total compensation of all employees for the plan year. Participants in the plan become fully vested after six years of service. No contributions were made to the plan in 2008, 2007 or 2006.

11. Rental Income
The Company leases premises in its properties to tenants pursuant to lease agreements, which provide for terms ranging generally from 5 to 25 years. The majority of leases provide for additional rents based on tenants' sales volume.  The weighted average remaining lease term is 10.6 years.

As of December 31, 2008, the future minimum rentals for the next five years from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows (in thousands):

2009	$33,006
2010	31,917
2011	29,852
2012	28,278
2013	26,971
Thereafter	203,953

Total	$353,977

Of these future minimum rentals, approximately 43% of the total is attributable to Walgreen, approximately 28% of the total is attributable to Borders Group, Inc. and approximately 9% is attributable to Kmart Corporation a wholly-owned subsidiary of Sears Holdings Corporation.  Walgreen operates in the national drugstore chain industry, Borders is a major operator of book superstores in the United States and Kmart’s principal business is general merchandise retailing through a chain of discount department stores. The loss of any of these anchor tenants or the inability of any of them to pay rent could have an adverse effect on the Company’s business.

Our properties are located primarily in the Midwestern United States and in particular Michigan. 39 of our 68 properties are located in Michigan.

Agree Realty Corporation

Notes to Consolidated Financial Statements

12. Lease Commitments	The Company has entered into certain land lease agreements for four of its properties. As of December 31, 2008, future annual lease commitments under these agreements are as follows:

For the Year ending December 31,

2009	$859,200
2010	890,600
2011	906,300
2012	906,300
2013	906,300
Thereafter	9,459,222

Total	$13,927,922

The Company leases its executive offices from a limited liability company controlled by our Chief Executive Officer’s children.  Under the terms of the lease, which expires December 31, 2009, the Company is required to pay an annual rental of $90,000 and is responsible for the payment of real estate taxes, insurance and maintenance expenses relating to the building.

13. Interim Results (Unaudited)
The following summary represents the unaudited results of operations of the Company, expressed in thousands except per share amounts, for the periods from January 1, 2007 through December 31, 2008. Certain amounts have been reclassified to conform to the current presentation of discontinued operations:

Three Months Ended
2008	March 31,	June 30,	September 30,	December 31,

Revenues	$8,768	$8,789	$9,029	$9,068

Net Income	$3,579	$3,766	$3,849	$3,823

Earnings Per Share – Diluted	$.47	$.49	$.50	$.49

Three Months Ended
2007	March 31,	June 30,	September 30,	December 31,

Revenues	$8,463	$8,378	$8,450	$9,177

Income before discontinued operations	$3,605	$3,603	$3,613	$4,661

Earnings Per Share – Diluted	$.47	$.47	$.47	$.60

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

15. Subsequent Events
In January 2009, the Company granted 67,100 shares of restricted stock to employees and associates under the 2005 Equity Incentive Plan.  The restricted shares vest over a five year period based on continued service to the Company.

In February 2009, the Company entered into an interest rate swap agreement in an effort to manage our interest rate exposure on a $24.6 million floating rate mortgage.  The interest rate swap agreement has a term of approximately 4.5 years and bears interest at 3.744%.

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2008

Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H
										Life on Which
				Costs	Gross Amount at Which Carried					Depreciation in
		Initial Cost		Capitalized	At Close of Period					Latest Income
			Buildings and	Subsequent to		Buildings and		Accumulated	Date of	Statement
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction	is Computed

Completed Retail Facilities
Sam’s Club, MI	$997,680	$550,000	$562,404	$1,087,596	$550,000	$1,650,000	$2,200,000	$1,370,525	1977	40 Years
Capital Plaza, KY	-	7,379	2,240,607	3,336,764	7,379	5,577,371	5,584,750	2,038,663	1978	40 Years
Charlevoix Common, MI	-	305,000	5,152,992	106,718	305,000	5,259,710	5,564,710	2,372,761	1991	40 Years
Chippewa Commons, WI	-	1,197,150	6,367,560	439,818	1,197,150	6,807,378	8,004,528	3,055,418	1990	40 Years
Grayling Plaza, MI	-	200,000	1,778,657	-	200,000	1,778,657	1,978,657	1,103,985	1984	40 Years
Ironwood Commons, MI	-	167,500	8,181,306	332,545	167,500	8,513,851	8,681,351	3,688,034	1991	40 Years
Marshall Plaza Two, MI	-	-	4,662,230	115,294	-	4,777,524	4,777,524	2,102,942	1990	40 Years
North Lakeland Plaza, FL	4,434,416	1,641,879	6,364,379	1,772,138	1,641,879	8,136,517	9,778,396	3,841,849	1987	40 Years
Oscoda Plaza, MI	-	183,295	1,872,854	-	183,295	1,872,854	2,056,149	1,158,478	1984	40 Years
Petoskey Town Center, MI	-	875,000	8,895,289	314,411	875,000	9,209,700	10,084,700	4,044,545	1990	40 Years
Plymouth Commons, WI	-	535,460	5,667,504	282,915	535,460	5,950,419	6,485,879	2,674,624	1990	40 Years
Rapids Associates, MI	-	705,000	6,854,790	1,869,223	705,000	8,724,013	9,429,013	3,165,144	1990	40 Years
Shawano Plaza, WI	-	190,000	9,133,934	253,763	190,000	9,387,697	9,577,697	4,286,617	1990	40 Years
West Frankfort Plaza, IL	-	8,002	784,077	143,258	8,002	927,335	935,337	557,848	1982	40 Years
Omaha, NE	1,705,755	1,705,619	2,053,615	2,152	1,705,619	2,055,767	3,761,386	674,540	1995	40 Years
Wichita, KS	1,249,144	1,039,195	1,690,644	24,666	1,039,195	1,715,310	2,754,505	562,762	1995	40 Years
Santa Barbara, CA	2,538,929	2,355,423	3,240,557	2,650	2,355,423	3,243,207	5,598,630	1,064,167	1995	40 Years
Monroeville, PA	-	6,332,158	2,249,724	-	6,332,158	2,249,724	8,581,882	681,694	1996	40 Years
Norman, OK	-	879,562	1,626,501	-	879,562	1,626,501	2,506,063	497,927	1996	40 Years
Columbus, OH	-	826,000	2,336,791	-	826,000	2,336,791	3,162,791	754,587	1996	40 Years
Aventura, FL	-	-	3,173,121	-	-	3,173,121	3,173,121	1,008,127	1996	40 Years
Boyton Beach, FL	1,832,637	1,534,942	2,043,122	-	1,534,942	2,043,122	3,578,064	617,005	1996	40 Years
Lawrence, KS	2,597,030	981,331	3,000,000	349,127	981,331	3,349,127	4,330,458	908,232	1997	40 Years
Waterford, MI	1,811,127	971,009	1,562,869	135,390	971,009	1,698,259	2,669,268	465,986	1997	40 Years
Chesterfield Township, MI	1,988,630	1,350,590	1,757,830	(46,164)	1,350,590	1,711,666	3,062,256	449,893	1998	40 Years
Grand Blanc, MI	1,899,879	1,104,285	1,998,919	13,968	1,104,285	2,012,887	3,117,172	503,567	1998	40 Years
Pontiac, MI	1,821,657	1,144,190	1,808,955	(113,506)	1,144,190	1,695,449	2,839,639	436,166	1998	40 Years
Mt. Pleasant Shopping Center, MI	-	907,600	8,081,968	579,287	907,600	8,661,255	9,568,855	2,891,816	1973	40 Years
Tulsa, OK	-	1,100,000	2,394,512	-	1,100,000	2,394,512	3,494,512	637,010	1998	40 Years
Columbia, MD	2,669,710	1,545,509	2,093,700	286,589	1,545,509	2,380,289	3,925,798	562,013	1999	40 Years
Rochester, MI	2,860,555	2,438,740	2,188,050	1,949	2,438,740	2,189,999	4,628,739	520,101	1999	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2008

Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H
										Life on Which
				Costs	Gross Amount at Which Carried					Depreciation in
		Initial Cost		Capitalized	at Close of Period					Latest Income
			Buildings and	Subsequent to		Buildings and		Accumulated	Date of	Statement
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction	is Computed

Ypsilanti, MI	2,583,635	2,050,000	2,222,097	29,624	2,050,000	2,251,721	4,301,721	506,681	1999	40 Years
Germantown, MD	2,510,460	1,400,000	2,288,890	45,000	1,400,000	2,333,890	3,733,890	531,169	2000	40 Years
Petoskey, MI	1,797,125	-	2,332,473	(1,721)	-	2,330,752	2,330,752	505,796	2000	40 Years
Flint, MI	2,710,676	2,026,625	1,879,700	(1,201)	2,026,625	1,878,499	3,905,124	375,704	2000	40 Years
Flint, MI	2,332,409	1,477,680	2,241,293	-	1,477,680	2,241,293	3,718,973	441,252	2001	40 Years
New Baltimore, MI	1,989,827	1,250,000	2,285,781	(16,502)	1,250,000	2,269,279	3,519,279	418,573	2001	40 Years
Flint, MI	1,600,190	1,729,851	1,798,091	660	1,729,851	1,798,751	3,528,602	301,628	2002	40 Years
Oklahoma City, OK	3,230,497	1,914,859	2,057,034	-	1,914,859	2,057,034	3,971,893	323,657	2002	40 Years
Omaha, NE	2,964,322	1,530,000	2,237,702	-	1,530,000	2,237,702	3,767,702	352,062	2002	40 Years
Indianapolis, IN	875,683	180,000	1,117,617	-	180,000	1,117,617	1,297,617	175,894	2002	40 Years
Big Rapids, MI	1,457,422	1,201,675	2,014,107	(2,000)	1,201,675	2,012,107	3,213,782	289,280	2003	40 Years
Flint, MI	-	-	471,272	(201,809)	-	269,463	269,463	44,910	2003	20 Years
Ann Arbor, MI	6,367,177	1,727,590	6,009,488	-	1,727,590	6,009,488	7,737,078	918,309	2003	40 Years
Tulsa, OK	-	2,000,000	2,740,507	-	2,000,000	2,740,507	4,740,507	371,862	2003	40 Years
Canton Twp., MI	1,680,237	1,550,000	2,132,096	23,020	1,550,000	2,155,116	3,705,116	273,830	2003	40 Years
Flint, MI	1,586,799	1,537,400	1,961,674	-	1,537,400	1,961,674	3,499,074	237,119	2004	40 Years
Webster, NY	1,831,551	1,600,000	2,438,781	-	1,600,000	2,438,781	4,038,781	292,148	2004	40 Years
Albion, NY	2,239,277	1,900,000	3,037,864	-	1,900,000	3,037,864	4,937,864	313,281	2004	40 Years
Flint, MI	1,445,638	1,029,000	2,165,463	(6,666)	1,029,000	2,158,797	3,187,797	222,585	2004	40 Years
Lansing, MI	-	785,000	348,501	3,045	785,000	351,546	1,136,546	39,512	2004	40 Years
Boynton Beach, FL	1,622,620	1,569,000	2,363,524	108,651	1,569,000	2,472,175	4,041,175	270,222	2004	40 Years
Ann Arbor, MI	4,606,950	1,700,000	8,308,854	150,000	1,700,000	8,458,854	10,158,854	1,084,904	2004	40 Years
Midland, MI	2,115,755	2,350,000	2,313,413	2,070	2,350,000	2,315,483	4,665,483	200,117	2005	40 Years
Grand Rapids, MI	3,439,147	1,450,000	2,646,591	-	1,450,000	2,646,591	4,096,591	220,550	2005	40 Years
Delta Twp., MI	3,876,865	2,075,000	2,535,971	7,015	2,075,000	2,542,986	4,617,986	201,375	2005	40 Years
Roseville., MI	3,440,373	1,771,000	2,327,052	-	1,771,000	2,327,052	4,098,052	181,800	2005	40 Years
Mt Pleasant., MI	-	1,075,000	1,432,390	4,787	1,075,000	1,437,177	2,512,177	110,771	2005	40 Years
N Cape May, NJ.,	-	1,075,000	1,430,092	495	1,075,000	1,430,587	2,505,587	110,270	2005	40 Years
Summit Twp, MI	1,960,112	998,460	1,336,357	-	998,460	1,336,357	2,334,817	76,539	2006	40 Years
Livonia, MI	4,580,781	1,200,000	3,441,694	814,772	1,200,000	4,256,466	5,456,466	144,310	2007	40 Years
Barnesville, GA	-	932,500	2,091,514	5,490	932,500	2,097,004	3,029,504	63,318	2007	40 Years
East Lansing, MI	-	1,450,000	1,002,192	183,764	1,450,000	1,185,956	2,635,956	33,576	2007	40 Years
Plainfield, IN	-	4,549,757	-	574	4,550,331	-	4,550,331	-	2007	40 Years
Macomb Township, MI	5,125,833	2,621,500	3,484,212	-	2,621,500	3,484,212	6,105,712	72,588	2007	40 Years
Ypsilanti, MI	-	1,850,000	3,034,335	-	1,850,000	3,034,335	4,884,335	44,251	2007	40 Years
Marion Oaks, FL	-	815,000	2,329,487	-	815,000	2,329,487	3,144,487	29,127	2007	40 Years
Shelby Township, MI	2,190,187	75,000	2,533,876	-	75,000	2,533,876	2,608,876	26,388	2007	40 Years

Sub Total	100,568,697	87,228,715	198,211,446	12,439,619	87,229,289	210,650,491	297,879,780	58,502,384

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2008

Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H
										Life on Which
				Costs	Gross Amount at Which Carried					Depreciation in
		Initial Cost		Capitalized	at Close of Period					Latest Income
			Buildings and	Subsequent to		Buildings and		Accumulated	Date of	Statement
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction	is Computed

Retail Facilities Under Development
Silver Springs Shores, FL	-	-	4,169,979	-	-	4,169,979	4,169,979	-	N/A	N/A
Port St. John, FL	-	-	3,725,468	-	-	3,725,468	3,725,468	-	N/A	N/A
Brighton, MI	-	-	3,815,381	-	-	3,815,381	3,815,381	-	N/A	N/A
Other	-	80,000	1,672,274	-	80,000	1,672,274	1,752,274	-	N/A	N/A

	-	80,000	13,383,102	-	80,000	13,383,102	13,463,102	-
Total	$100,568,697	$87,308,715	$211,594,548	$12,439,619	$87,309,289	$224,033,593	$311,342,882	$58,502,384

Agree Realty Corporation
Notes to Schedule III
December 31, 2008

1)	Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2006 to December 31, 2008:

	2008	2007	2006

Balance at January 1	$289,073,696	$268,247,707	$258,332,265
Construction and acquisition costs	22,269,186	20,825,989	9,915,442

Balance at December 31	$311,342,882	$289,073,696	$268,247,707

2)	Reconciliation of Accumulated Depreciation

The following table reconciles the accumulated depreciation from January 1, 2006 to December 31, 2008:

	2008	2007	2006

Balance at January 1	$53,250,564	$43,352,753	$43,771,581
Current year depreciation expense	5,251,820	4,897,811	4,581,172

Balance at December 31	$58,502,384	$53,250,564	$48,352,753

3)	Tax Basis of Buildings and Improvements

The aggregate cost of Building and Improvements for federal income tax purposes is approximately $22,219,000 less than the cost basis used for financial statement purpose.