Form 10-Q
period 2009-03-31
AGREE REALTY CORP
filed 2009-05-08
CIK 917251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

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

As of May 8, 2009, the Registrant had 7,931,030 shares of common stock, $0.0001 par value, outstanding.

Agree Realty Corporation

Form 10-Q

Index

		Page
Part I:	Financial Information

Item 1.	Interim Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	1-2

	Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2009 and 2008	3

	Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2009	4

	Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2009 and 2008	5-6

	Notes to Consolidated Financial Statements (Unaudited)	7-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18-19

Item 4.	Controls and Procedures	19-20

Part II:	Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5	Other Information	20

Item 6.	Exhibits	21

Signatures		22

Agree Realty Corporation

Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)

Assets

Real Estate Investments
Land	$90,574,289	$87,309,289
Buildings	215,962,155	210,650,491
Property under development	6,665,632	13,383,102

	313,202,076	311,342,882
Less accumulated depreciation	(59,863,702)	(58,502,384)

Net Real Estate Investments	253,338,374	252,840,498

Cash and Cash Equivalents	262,289	668,677

Accounts Receivable - Tenants, net of allowance of $195,000
for possible losses at March 31, 2009 and December 31, 2008	876,461	964,802

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $4,907,518 and $4,838,098 at March 31, 2009 and December 31, 2008	1,059,524	951,745
Leasing costs, net of accumulated amortization of $791,473 and $775,450 at March 31, 2009 and December 31, 2008	543,758	484,781

Other Assets	941,295	986,332

	$257,021,701	$256,896,835
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)

Liabilities and Stockholders’ Equity

Mortgages Payable	$66,795,430	$67,623,697

Notes Payable	34,505,000	32,945,000

Dividends and Distributions Payable	4,250,979	4,233,232

Deferred Revenue	10,552,467	10,724,854

Accrued Interest Payable	246,766	500,796

Accounts Payable
Capital expenditures	617,631	850,225
Operating	955,357	1,261,810

Interest Rate Swap	279,970	—

Deferred Income Taxes	705,000	705,000

Tenant Deposits	70,077	70,077

Total Liabilities	118,978,677	118,914,691

Stockholders’ Equity
Common stock, $0.0001 par value; 20,000,000 shares authorized, 7,931,030 and 7,863,930 shares issued and outstanding	793	786
Additional paid-in capital	144,184,158	143,892,158
Deficit	(11,212,410)	(11,257,541)
Accumulated other comprehensive income (loss	(260,092)	—
Total stockholders’ equity Agree Realty Corporation	132,712,449	132,635,403
Non-controlling interest	5,330,575	5,346,741

Total Stockholders’ Equity	138,043,024	137,982,144

	$257,021,701	$256,896,835
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Income (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008

Revenues
Minimum rents	$8,510,626	$7,978,648
Percentage rents	6,995	4,758
Operating cost reimbursements	719,346	782,757
Other income	3,761	1,592
Total Revenues	9,240,728	8,767,755
Operating Expenses
Real estate taxes	478,941	465,313
Property operating expenses	458,510	594,378
Land lease payments	214,800	168,550
General and administrative	1,251,290	1,095,695
Depreciation and amortization	1,394,498	1,295,266

Total Operating Expenses	3,798,039	3,619,202

Income From Operations	5,442,689	5,148,553

Other Expense
Interest expense, net	(1,125,624)	(1,260,076)

Net Income	4,317,065	3,888,477

Less Net Income Attributable to Non-Controlling Interest	(306,419)	(309,525)

Net Income Attributable to Agree Realty Corporation	$4,010,646	$3,578,952

Earnings Per Share – Basic	$0.52	$0.47

Earnings Per Share – Dilutive	$0.52	$0.47

Dividend Declared Per Share	$0.50	$0.50

Weighted Average Number of Common Shares Outstanding – Basic	7,774,640	7,669,992
Weighted Average Number of Common Shares Outstanding – Dilutive	7,781,740	7,673,858
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Stockholders’ Equity (Unaudited)

			Additional			Accumulated Other
	Common Stock		Paid-In	Non-Controlling		Comprehensive
	Shares	Amount	Capital	Interest	Deficit	Income (loss)

Balance, January 1, 2009	7,863,930	$786	$143,892,158	$5,346,741	$(11,257,541)	$—

Issuance of shares under the Equity Incentive Plan	67,100	7	—	—	—	—

Vesting of restricted stock	—	—	292,000	—	—	—

Dividends and distributions declared for the period January 1, 2009 to March 31, 2009	—	—	—	(302,707)	(3,965,515)	—
Other comprehensive loss	—	—	—	(19,878)	—	(260,092)
Net income for the period January 1, 2009 to March 31, 2009	—	—	—	306,419	4,010,646	—

Balance, March 31, 2009	7,931,030	$793	$144,184,158	$5,330,575	$(11,212,410)	$(260,092)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008

Cash Flows From Operating Activities
Net income attributable to Agree Realty Corporation	$4,010,646	$3,578,952
Adjustments to reconcile net income attributable to Agree Realty Corporation to net cash provided by operating activities
Depreciation	1,378,475	1,278,359
Amortization	85,443	54,907
Stock-based compensation	292,000	290,000
Net income attributable to non-controlling interest	306,419	309,525
Decrease in accounts receivable	88,341	126,646
Increase (decrease) in other assets	27,880	(177,674)
Decrease in accounts payable	(306,453)	(576,228)
Decrease in deferred revenue	(172,387)	(172,388)
(Decrease) in accrued interest	(254,030)	(4,592)
Increase in tenant deposits	-	10,294

Net Cash Provided By Operating Activities	5,456,334	4,717,801

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $76,273 in 2009 and $138,000 in 2008)	(1,241,563)	(2,953,920)

Net Cash Used In Investing Activities	(1,241,563)	(2,953,920)

Cash Flows From Financing Activities
Payments of mortgages payable	(828,267)	(670,537)
Dividends and limited partners’ distributions paid	(4,250,468)	(4,233,602)
Line-of-credit net borrowings	1,560,000	3,950,000
Repayments of capital expenditure payables	(850,225)	(1,069,734)
Payments of financing costs	(177,199)	—
Payments of leasing costs	(75,000)	(105,901)

Net Cash Used In Financing Activities	(4,621,159)	(2,129,774)

Net Decrease In Cash and Cash Equivalents	(406,388)	(365,893)
Cash and Cash Equivalents, beginning of period	668,677	544,639

Cash and Cash Equivalents, end of period	$262,289	$178,746

Agree Realty Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$1,310,234	$1,226,667

Supplemental Disclosure of Non-Cash Transactions
Dividends and limited partners’ distributions declared and unpaid	$4,250,979	$4,213,412
Real estate investments financed with accounts payable	$617,631	$1,122,482
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Notes to Consolidated Financial Statements

1. Basis of Presentation
The accompanying unaudited consolidated financial statements for the three months ended March 31, 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other interim period. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Stock Based Compensation
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payments” (“SFAS No. 123R”), Agree Realty Corporation (the “Company”) estimates the fair value of restricted stock and stock option grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of March 31, 2009, there was $3,209,780 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.46 years.  The Company used a 0% discount factor and forfeiture rate for determining the fair value of restricted stock.  The forfeiture rate was based on historical results and trends and the Company does not consider discount rates to be material.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

	Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested restricted shares at January 1, 2009	104,050	$30.57
Restricted shares granted	67,100	15.14
Restricted shares vested	(21,470)	29.95
Restricted shares forfeited	—	—
Unvested restricted shares at March 31, 2009	149,680	$23.74

Agree Realty Corporation

3. Earnings Per Share
Earnings per share has been computed by dividing the net income attributable to Agree Realty Corporation by the weighted average number of common shares outstanding. The per share amounts reflected in the consolidated statements of income are presented in accordance with SFAS No. 128 “Earnings per Share.”

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended March 31,
	2009	2008
Weighted average number of common shares outstanding	7,924,320	7,790,292
Unvested restricted stock	(149,680)	(120,300)
Weighted average number of common shares outstanding used in basic earnings per share	7,774,640	7,669,992

Weighted average number of common shares outstanding used in basic earnings per share	7,774,640	7,669,992
Effect of dilutive securities:
Restricted stock	7,100	3,866
Common stock options	—	—
Weighted average number of common shares outstanding used in diluted earnings per share	7,781,740	7,673,858

4. Derivative Instruments and Hedging Activity
On January 2, 2009, the Company entered into an interest rate swap agreement for a notional amount of $24,501,280, effective on January 2, 2009 and ending on July 1, 2013. The notional amount decreases over the term to match the outstanding balance of the hedge borrowing. The Company entered into this derivative instrument to hedge against the risk of changes in future cash flows related to changes in interest rates on $24,501,280 of the total variable-rate borrowings outstanding. Under the terms of the interest rate swap agreement, the Company will receive from the counterparty interest on the notional amount based on 1.5% plus one-month LIBOR and will pay to the counterparty a fixed rate of 3.744%. This swap effectively converted $24,501,280 of variable-rate borrowings to fixed-rate borrowings beginning on January 2, 2009 and through July 1, 2013.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with SFAS No. 133, we have designated this derivative instrument as a cash flow hedge. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) (“OCI”) to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense.

We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of March 31, 2009.

Agree Realty Corporation

5. Fair Value of Financial Instruments
Certain of our assets and liabilities are measured at fair value. As defined in SFAS No. 157, “Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various valuation methods including the market, income and cost approaches.  The assumptions used in the application of these valuation methods are developed from the perspective of market participants, pricing the asset or liability.  Inputs used in the valuation methods can be either readily observable, market corroborated, or generally unobservable inputs.  Whenever possible the Company attempts to utilize valuation methods that maximize the uses of observable inputs and minimizes the use of unobservable inputs.  Based on the operability of the inputs used in the valuation methods the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Assets and liabilities measured, reported and/or disclosed at fair value will be classified and disclosed in one of the following three categories:

Level 1 – Quoted market prices in active markets for identical assets of liabilities.

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market date.

Level 3 – Unobservable inputs that are not corroborated by market data.

The table below sets forth our fair value hierarchy for liabilities measured or disclosed at fair value as of March 31, 2009.

	Level 1	Level 2	Level 3
Liability:
Interest rate swap	$—	$279,970	$—
Fixed rate debt	$—	$47,587,238	$—
Variable rate debt	$—	$56,823,478	$—

6. Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment to Accounting Research Board No. 51.  SFAS No. 160’s objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The key aspects of SFAS No. 160 are (i) the non-controlling interest in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of noncontrolling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and noncontrolling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively. We adopted SFAS No. 160 effective beginning on January 1, 2009, and as a result, non-controlling interest is presented as a separate item in the equity section of our balance sheet rather than in the mezzanine section of the balance sheet.

Agree Realty Corporation

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141”).  SFAS No. 141(R) will significantly change the accounting for business combinations.  Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business.  SFAS No. 141(R) also includes a substantial number of new disclosure requirements.  SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  We expect SFAS No. 141(R) will have an impact on our accounting for future business combinations but it had no current impact on our consolidated results of operations and financial position.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. It clarifies (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No.133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  We adopted SFAS No. 161 effective beginning on January 1, 2009. The adoption of this statement resulted in new disclosures in the notes to our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Accountants (AICPA) Statement of Auditing Standards (SAS) No. 69, “The meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  This Statement is effective 60 days following the SEC’s approval of the Public Company Oversight Board Auditing amendments to SAS 69.  The implementation of this Statement did not have a material effect on the Company’s results of operations or financial position, as the Statement does not directly impact the accounting principles applied in the preparation of the Company’s financial statements.

In June 2008, the FASB ratified FASB Staff Position No. EITF 03-6-01 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-01”).  FSP EITF 03-6-01 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method of SFAS 128.  It clarifies that unvested share-based payment awards that contain nonforfeitable right to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  FSP EITF 03-6-01 is effective for fiscal years beginning after December 15, 2008.  The implementation of FSP EITF 06-6-01 did not have a material impact on our computation of EPS.

7. Total Comprehensive Income (Loss)	The following is a reconciliation of net income to comprehensive income attributable to Agree Realty Corporation for the three months ended March 31, 2009.

Net Income	$4,317,065
Other Comprehensive Loss	(279,970)
Total Comprehensive Income before non-controlling interest	4,037,095
Less: Non-controlling interest	306,419
Total Comprehensive Income after non-controlling interest	3,730,676
Add: Non-controlling interest of comprehensive loss	19,878
Comprehensive Income attributable to Agree Realty Corporation	$3,750,554

Agree Realty Corporation

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, plans and beliefs concerning future events and may be identified by terminology such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Although the forward-looking statements made in this report are based on good faith beliefs, reasonable assumptions and our best judgment reflecting current information, certain factors could cause actual results to differ materially from such forward–looking statements, including but not limited to: the ongoing U.S. recession, the existing global credit and financial crisis and other changes in general economic, financial and real estate market conditions; risks that our acquisition and development projects will fail to perform as expected; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; loss or bankruptcy of one or more of our major retail tenants; a failure of our properties to generate additional income to offset increases in operating expenses; and other factors discussed elsewhere in this report and our other reports furnished or filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the fiscal year ended December 31, 2008.  Given these uncertainties, you should not place undue reliance on our forward-looking statements.  Except as required by law, we assume no obligation to update these forward–looking statements, even if new information becomes available in the future.

Overview

Agree Realty Corporation is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) focused primarily on the ownership, development, acquisition and management of retail properties net leased to national tenants.  In this report, the terms “Company,” “we,” “ours” and “us” and similar terms refer to Agree Realty Corporation and its subsidiaries as the context may require.  We were formed in December 1993 to continue and expand the business founded in 1971 by our current President, Chief Executive Officer and Chairman, Richard Agree.  We specialize in developing retail properties for national tenants who have executed long-term net leases prior to the commencement of construction.  As of March 31, 2009, approximately 89% of our annualized base rent was derived from national tenants.  All of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses, including property taxes, insurance and maintenance.  We believe this strategy provides a generally consistent source of income and cash for distributions.

As of March 31, 2009, our portfolio consisted of 70 properties, located in 16 states containing an aggregate of approximately 3.5 million square feet of gross leasable area (“GLA”).  As of March 31, 2009, our portfolio included 58 freestanding net leased properties and 12 community shopping centers that were 98.2% leased in aggregate with a weighted average lease term of approximately 10.6 years remaining.  As of March 31, 2009, approximately 69% of our annualized base rent was derived from our top three tenants:  Borders Group, Inc.  – 30%; Walgreen Co. (“Walgreens”) – 28% and Kmart Corporation – 11%.  During the period April 1, 2009 to December 31, 2011 we have 51 leases that are scheduled to expire assuming that none of the tenants exercise renewal options or terminate their leases prior to the contractual expiration date.  These leases represent 522,427 square feet of gross leasable area and $3,408,262 of annualized base rent.

We expect to continue to grow our asset base primarily through the development of retail properties that are pre-leased on a long-term basis to national tenants.  We focus on development because we believe, based on the historical returns we have been able to achieve, it generally provides us a higher return on investment than the acquisition of similarly located properties and does not entail the risks associated with speculative development.  Since our initial public offering in 1994, we have developed 57 of our 70 properties, including 45 of our 58 freestanding properties and all 12 of our community shopping centers.  As of March 31, 2009, the properties that we developed accounted for 85.7% of our annualized base rent.  We expect to continue to expand our existing tenant relationships and diversify our tenant base to include other quality national tenants.

Agree Realty Corporation

Our assets are held by, and all operations are conducted through, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and held a 92.91% and 92.85% interest as of March 31, 2009 and December 31, 2008, respectively. We are operating so as to qualify as a REIT for federal income tax purposes.

The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Form 10-Q.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment to Accounting Research Board No. 51.  SFAS No. 160’s objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The key aspects of SFAS No. 160 are (i) the non-controlling interest in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of noncontrolling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and noncontrolling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively. As a result of implementing SFAS 160, non-controlling interest is presented as a separate item in the equity section of our balance sheet rather than in the mezzanine section of the balance sheet.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141”).  SFAS No. 141(R) will significantly change the accounting for business combinations.  Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business.  SFAS No. 141(R) also includes a substantial number of new disclosure requirements.  SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  We expect SFAS No. 141(R) will have an impact on our accounting for future business combinations but it had no current impact on our consolidated results of operations and financial position.

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

Agree Realty Corporation

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. It clarifies (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No.133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The implementation of SFAS No. 161 resulted in new disclosures in the notes to our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Accountants (AICPA) Statement of Auditing Standards (SAS) No. 69, “The meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  This Statement is effective 60 days following the SEC’s approval of the Public Company Oversight Board Auditing amendments to SAS 69.  The implementation of this Statement did not have a material effect on the Company’s results of operations or financial position, as the Statement does not directly impact the accounting principles applied in the preparation of the Company’s financial statements.

In June 2008, the FASB ratified FASB Staff Position No. EITF 03-6-01 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-01”).  FSP EITF 03-6-01 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method of SFAS 128.  It clarifies that unvested share-based payment awards that contain nonforfeitable right to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  FSP EITF 03-6-01 is effective for fiscal years beginning after December 15, 2008.  The implementation of FSP EITF 06-6-01 did not have a material impact on our computation of EPS.

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

Agree Realty Corporation

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

In October 2007, we established a taxable REIT subsidiary pursuant to the provisions of the REIT Modernization Act.  Our TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations.  As a result, certain activities of the Company which occur within its TRS entity are subject to federal and state income taxes.  As of March 31, 2009 and December 31, 2008, the Company had accrued a deferred income tax amount of $705,000 which was netted against the gain on sale .

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008

Minimum rental income increased $532,000, or 7%, to $8,511,000 in 2009, compared to $7,979,000 in 2008. The increase was the result of the development of a Walgreens drug store and a bank land lease in Macomb Township, Michigan in March 2008, the development of a Walgreens drug store in Ypsilanti, Michigan in May 2008, the development of a Walgreens drug store in Ocala, Florida in June 2008, the development of a Walgreens drug store in Shelby Township, Michigan in July 2008, the development of a Walgreens drug store in Silver Springs Shores, Florida in January 2009 and the development of a Walgreens drug store in Brighton, Michigan in February 2009.  Our revenue increase from these developments amounted to $484,000.  In addition, rental income from our Big Rapids, Michigan shopping center increased by $74,000 as a result of redevelopment activities.

Percentage rents increased $2,000 to $7,000 in 2009.

Operating cost reimbursements decreased $64,000, or 8%, to $719,000 in 2009, compared to $783,000 in 2008. Operating cost reimbursements decreased due to the decrease in property operating expenses as explained below.

Other income remained constant from 2009 to 2008.

Real estate taxes increased $14,000, or 3%, to $479,000 in 2009, compared to $465,000 in 2008.  The change was the result of general assessment adjustments.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) decreased $135,000, or 23%, to $459,000 in 2009 compared to $594,000 in 2008. The net decrease was the result of: a decrease in shopping center maintenance costs of ($23,000); a decrease in snow removal costs of ($105,000); an increase in utility costs of $5,000; and a decrease in insurance costs of ($12,000) in 2009 versus 2008.

Agree Realty Corporation

Land lease payments increased $46,000, or 27%, to $215,000 in 2009, compared to $169,000 for 2008.  The increase was the result of the Company leasing land for our Shelby Township, Michigan property.

General and administrative expenses increased by $155,000, or 14%, to $1,251,000 in 2009, compared to $1,096,000 in 2008. The increase was the result of increased dead deal costs related to property searches in Michigan and Florida.  General and administrative expenses as a percentage of total rental income (minimum and percentage rents) increased from 13.7% for 2008 to 14.7% for 2009.

Depreciation and amortization increased $99,000, or 8%, to $1,394,000 in 2009, compared to $1,295,000 in 2008.  The increase was the result of the development of four properties in 2008 and two properties in 2009.

Interest expense decreased $134,000, or 11%, to $1,126,000 in 2009, compared to $1,260,000 in 2008. The decrease in interest expense resulted from substantial reductions in interest rates in 2009 as compared to 2008.

Our income before income attributable to non-controlling interest increased $429,000, or 11%, to $4,317,000 in 2009 from $3,888,000 in 2008 as a result of the foregoing factors.

Liquidity and Capital Resources

Our principal demands for liquidity are operations, distributions to our stockholders, debt repayment, development of new properties, redevelopment of existing properties and future property acquisitions.  We intend to meet our short-term liquidity requirements, including capital expenditures related to the leasing and improvement of the properties, through cash flow provided by operations and the Line of Credit and the Credit Facility.  We believe that adequate cash flow will be available to fund our operations and pay dividends in accordance with REIT requirements for at least the next 12 months. We may obtain additional funds for future development or acquisitions through other borrowings or the issuance of additional shares of common stock, although current market conditions have limited the availability of new sources of financing and capital, which will likely have an impact on our ability to obtain construction financing for planned new development projects in the near term.  We believe that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs.

We intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to market capitalization of 65% or less.  Nevertheless, we may operate with debt levels which are in excess of 65% of market capitalization for extended periods of time.  At March 31, 2009, our ratio of indebtedness to market capitalization was approximately 75.7%.  This ratio increased from 65.4% as of December 31, 2008 as a result of a decline in the market value of our common stock.

During the quarter ended March 31, 2009, we declared a quarterly dividend of $0.50 per share. We paid the dividend on April 14, 2009 to holders of record on March 31, 2009.

Our cash flows from operations increased $738,000 to $5,456,000 for the three months ended March 31, 2009, compared to $4,718,000 for the three months ended March 31, 2008.  Cash used in investing activities decreased $1,712,000 to $1,242,000 in 2009, compared to $2,954,000 in 2008.  Cash used in financing activities increased $2,491,000 to $4,621,000 in 2009, compared to $2,130,000 in 2008.

As of March 31, 2009, we had total mortgage indebtedness of $66,795,430. Of this total mortgage indebtedness, $42,294,150 is fixed rate, self-amortizing debt with a weighted average interest rate of 6.64% and the remaining mortgage debt of $24,501,280 has a maturity date of July 14, 2013, can be extended at our option for two additional years and bears interest a 150 basis points over LIBOR (or 2.06% as of March 31, 2009). In January 2009, the Company entered into an interest rate swap agreement that will fix the interest rate during the initial term of the mortgage at 3.744%.

Agree Realty Corporation

In addition, the Operating Partnership has in place a $55 million credit facility (the “Credit Facility”) with Bank of America, as the agent, which is guaranteed by the Company.  The Credit Facility was extended in January 2009 and now matures in November 2011.    Advances under the Credit Facility bear interest within a range of one-month to twelve-month LIBOR plus 100 basis points to 150 basis points or the lender’s prime rate, at our option, based on certain factors such as the ratio of our indebtedness to the capital value of our properties.  The Credit Facility generally is used to fund property acquisitions and development activities.  As of March 31, 2009, $34,500,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 1.52%.

We also have in place a $5 million line of credit (the “Line of Credit”), which matures in November 2009 and can be extended at our option, subject to specified conditions, for two additional one-year periods.  The Line of Credit bears interest at the lender’s prime rate less 75 basis points or 150 basis points in excess of the one-month to twelve-month LIBOR rate, at our option.  The purpose of the Line of Credit is generally to provide working capital and fund land options and start-up costs associated with new projects.  As of March 31, 2009, $5,000 was outstanding under the Line of Credit bearing a weighted average interest rate of 2.50%.

The following table outlines our contractual obligations as of March 31, 2009 for the periods presented below (in thousands).

	Total	April 1, 2009 – March 31, 2010	April 1, 2010 – March 31, 2012	April 1, 2012 – March 31, 2014	Thereafter
Mortgages Payable	$66,795	$3,452	$7,616	$30,544	$25,183
Notes Payable	34,505	5	34,500	—	—
Land Lease Obligation	13,951	867	1,813	1,813	9,458
Estimated Interest Payments on Mortgages and Notes Payable	22,255	4,153	7,407	5,301	5,394
Other Long-Term Liabilities	—	—	—	—	—
Total	$137,506	$8,477	$51,336	$37,658	$40,035

At March 31, 2009, we had two development projects under construction that will add an additional 28,470 square feet of GLA to our portfolio.  The projects are expected to be completed during the second and third quarters of 2009, respectively.  Additional funding required to complete the projects is estimated to be $2,171,000, which is not reflected in the table above, and will be funded through advances under the Credit Facility.

We plan to begin construction of additional pre-leased developments and may acquire additional properties, which will initially be financed by the Credit Facility and Line of Credit.  We will periodically refinance short-term construction and acquisition financing with long-term debt and/or equity to the extent available.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities.

Inflation

Our leases generally contain provisions designed to mitigate the adverse impact of inflation on net income. These provisions include clauses enabling the us to pass through to tenants certain operating costs, including real estate taxes, common area maintenance, utilities and insurance, thereby reducing the our exposure to increases in costs and operating expenses resulting from inflation. Certain of our leases contain clauses enabling us to receive percentage rents based on tenants' gross sales, which generally increase as prices rise, and, in certain cases, escalation clauses, which generally increase rental rates during the terms of the leases. In addition, expiring tenant leases permit us to seek increased rents upon re-lease at market rates if rents are below the then existing market rates.

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

The following table provides a reconciliation of FFO and net income for the three months ended March 31, 2009 and 2008:
	Three Months Ended March 31,
	2009	2008

Net income	$4,010,646	$3,578,952
Depreciation of real estate assets	1,361,318	1,262,496
Amortization of leasing costs	16,023	14,800
Income attributable to non-controlling interest	306,419	309,525

Funds from Operations	$5,694,407	$5,165,773

Weighted Average Shares and Operating Partnership Units Outstanding – Dilutive	8,387,153	8,347,405

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Agree Realty Corporation

	Year ended March 31,
	2010	2011	2012	2013	2014	Thereafter	Total

Fixed rate mortgage	$2,986	$3,191	$3,407	$3,640	$3,887	$25,183	$42,294
Average interest rate	6.64%	6.64%	6.64%	6.64%	6.64%	6.64%	—
Variable rate mortgage	$466	$494	$524	$556	$22,461	—	$24,501
Average interest rate	3.74%	3.74%	3.74%	3.74%	3.74%	—	—
Other variable rate debt	$5	—	$34,500	—	—	—	$34,505
Average interest rate	2.50%	—	1.52%	—	—	—	—

The fair value (in thousands) is estimated at $47,587, $22,318 and $34,505 for fixed rate mortgages, variable rate mortgage and other variable rate debt, respectively, as of March 31, 2009.

The table above incorporates those exposures that exist as of March 31, 2009; it does not consider those exposures or positions, which could arise after that date.  As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

We entered into an interest rate swap agreement to hedge interest rates on $24.5 million in variable-rate borrowings outstanding. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on 1.5% plus one-month LIBOR and will pay to the counterparty a fixed rate of 3.744%. This swap effectively converted $24.5 million of variable-rate borrowings to fixed-rate borrowings.  As of March 31, 2009, the interest rate swap was valued at $279,970 and included in other liabilities on the balance sheet.  We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of March 31, 2009.

As of March 31, 2009, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an annual increase in interest expense of approximately $590,000.

ITEM 4.	CONTROLS AND PROCEDURES

At December 31, 2008, management identified the following material weakness in our internal controls:

•
We lack segregation of duties in the period-end financial reporting process.  Our chief financial officer and director of finance are the only employees with any significant knowledge of generally accepted accounting principles.  The chief financial officer and the director of accounting are the only employees in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the preparation of accounting reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.

We, under the supervision of and with the participation of our management, including the chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.

Based on this evaluation as of March 31, 2009, and due to the material weakness in our internal control over financial reporting as described above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC.

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
__________________
*    Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Agree Realty Corporation

/s/ RICHARD AGREE
Richard Agree
President, Chief Executive Officer
and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ KENNETH R. HOWE
Kenneth R. Howe
Vice President, Finance and
Secretary
(Principal Financial and Accounting Officer)

Date: May 8, 2009