Form 10-Q
period 2009-06-30
AGREE REALTY CORP
filed 2009-08-07
CIK 917251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

As of August 7, 2009, the Registrant had 8,193,074 shares of common stock, $0.0001 par value, outstanding.

Agree Realty Corporation

Form 10-Q

Index

		Page
Part I:	Financial Information

Item 1.	Interim Consolidated Financial Statements

	Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	1-2

	Consolidated Statements of Income (Unaudited) for the three months ended June 30, 2009 and 2008	3

	Consolidated Statements of Income (Unaudited) for the six months ended June 30, 2009 and 2008	4

	Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2009	5

	Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2009 and 2008	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20-21

Item 4.	Controls and Procedures	21-22

Part II:	Other Information

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22-23

Item 5	Other Information	23

Item 6.	Exhibits	23

Signatures		24

Agree Realty Corporation

Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)

Assets

Real Estate Investments
Land	$92,895,149	$87,309,289
Buildings	218,454,225	210,650,491
Property under development	6,326,595	13,383,102

	317,675,969	311,342,882
Less accumulated depreciation	(61,249,815)	(58,502,384)

Net Real Estate Investments	256,426,154	252,840,498

Cash and Cash Equivalents	265,455	668,677

Accounts Receivable - Tenants, net of allowance of $49,190 and
$195,000 for possible losses at June 30, 2009 and December 31, 2008	923,987	964,802

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $4,977,789 and $4,838,098 at June 30, 2009 and December 31, 2008	997,774	951,745
Leasing costs, net of accumulated amortization of $808,019 and $775,450 at June 30, 2009 and December 31, 2008	539,071	484,781

Other Assets	772,145	986,332

	$259,924,586	$256,896,835
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)

Liabilities and Stockholders’ Equity

Mortgages Payable	$65,955,255	$67,623,697

Notes Payable	38,336,535	32,945,000

Dividends and Distributions Payable	4,262,017	4,233,232

Deferred Revenue	10,380,079	10,724,854

Accrued Interest Payable	238,575	500,796

Accounts Payable
Capital expenditures	203,961	850,225
Operating	914,525	1,261,810

Interest Rate Swap	226,782	—

Deferred Income Taxes	705,000	705,000

Tenant Deposits	73,525	70,077

Total Liabilities	121,296,254	118,914,691

Stockholders’ Equity
Common stock, $0.0001 par value; 20,000,000 shares authorized, 8,191,574 and 7,863,930 shares issued and outstanding	819	786
Additional paid-in capital	146,876,344	143,892,158
Deficit	(11,068,620)	(11,257,541)
Accumulated other comprehensive income (loss)	(212,018)	—
Total stockholders’ equity—Agree Realty Corporation	135,596,525	132,635,403
Non-controlling interest	3,031,807	5,346,741

Total Stockholders’ Equity	138,628,332	137,982,144

	$259,924,586	$256,896,835
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Income (Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008

Revenues
Minimum rents	$8,431,041	$8,133,119
Percentage rents	782	-
Operating cost reimbursements	681,962	654,325
Other income	8,772	1,657
Total Revenues	9,122,557	8,789,101
Operating Expenses
Real estate taxes	488,520	450,864
Property operating expenses	332,468	359,268
Land lease payments	214,800	171,050
General and administrative	998,428	1,130,155
Depreciation and amortization	1,419,860	1,347,452

Total Operating Expenses	3,454,076	3,458,789

Income From Operations	5,668,481	5,330,312

Other Expense
Interest expense, net	(1,160,791)	(1,238,977)

Net Income	4,507,690	4,091,335

Less Net Income Attributable to Non-Controlling Interest	(268,113)	(324,877)

Net Income Attributable to Agree Realty Corporation	$4,239,577	$3,766,458

Earnings Per Share – Basic	$0.54	$0.49

Earnings Per Share – Dilutive	$0.54	$0.49

Dividend Declared Per Share	$0.50	$0.50

Weighted Average Number of Common Shares Outstanding – Basic	7,879,183	7,676,258
Weighted Average Number of Common Shares Outstanding – Dilutive	7,894,349	7,683,039
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Income (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008

Revenues
Minimum rents	$16,941,667	$16,111,767
Percentage rents	7,777	4,758
Operating cost reimbursements	1,401,308	1,437,082
Other income	12,533	3,249
Total Revenues	18,363,285	17,556,856
Operating Expenses
Real estate taxes	967,461	916,177
Property operating expenses	790,978	953,646
Land lease payments	429,600	339,600
General and administrative	2,249,718	2,225,850
Depreciation and amortization	2,814,358	2,642,718

Total Operating Expenses	7,252,115	7,077,991

Income From Operations	11,111,170	10,478,865

Other Expense
Interest expense, net	(2,286,415)	(2,499,053)

Net Income	8,824,755	7,979,812

Less Net Income Attributable to Non-Controlling Interest	(574,532)	(634,402)

Net Income Attributable to Agree Realty Corporation	$8,250,223	$7,345,410

Earnings Per Share – Basic	$1.05	$0.96

Earnings Per Share – Dilutive	$1.05	$0.96

Dividend Declared Per Share	$1.00	$1.00

Weighted Average Number of Common Shares Outstanding – Basic	7,825,957	7,672,500
Weighted Average Number of Common Shares Outstanding – Dilutive	7,834,403	7,682,947
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Stockholders’ Equity (Unaudited)

			Additional			Accumulated Other
	Common Stock		Paid-In	Non-Controlling		Comprehensive
	Shares	Amount	Capital	Interest	Deficit	Income (loss)

Balance, January 1, 2009	7,863,930	$786	$143,892,158	$5,346,741	$(11,257,541)	$—

Issuance of shares under the Equity Incentive Plan	69,850	7	—	—	—	—

Conversion of OP Units	257,794	26	2,398,186	(2,398,186)	—	—

Vesting of restricted stock	—	—	586,000	—	—	—

Dividends and distributions declared for the period January 1, 2009 to June 30, 2009	—	—	—	(476,516)	(8,061,302)	—
Other comprehensive loss	—	—	—	(14,764)	—	(212,018)
Net income for the period January 1, 2009 to June 30, 2009	—	—	—	574,532	8,250,223	—

Balance, June 30, 2009	8,191,574	$819	$146,876,344	$3,031,807	$(11,068,620)	$(212,018)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008

Cash Flows From Operating Activities
Net income attributable to Agree Realty Corporation	$8,250,223	$7,345,410
Adjustments to reconcile net income attributable to Agree Realty Corporation to net cash provided by operating activities
Depreciation	2,781,789	2,609,942
Amortization	172,260	110,776
Stock-based compensation	586,000	581,000
Net income attributable to non-controlling interest	574,532	634,402
Decrease in accounts receivable	40,815	113,213
Decrease in other assets	179,828	20,948
Decrease in accounts payable	(347,285)	(618,526)
Decrease in deferred revenue	(344,775)	(344,776)
(Decrease) increase in accrued interest	(262,221)	158,361
Increase in tenant deposits	3,448	5,991

Net Cash Provided By Operating Activities	11,634,614	10,616,741

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $132,572 in 2009 and $286,000 in 2008)	(6,129,126)	(10,921,084)

Net Cash Used In Investing Activities	(6,129,126)	(10,921,084)

Cash Flows From Financing Activities
Payments of mortgages payable	(1,668,442)	(1,352,221)
Dividends and limited partners’ distributions paid	(8,508,999)	(8,447,948)
Line-of-credit net borrowings	5,391,535	10,950,000
Repayments of capital expenditure payables	(850,225)	(1,069,734)
Payments of financing costs	(185,720)	(26,705)
Payments of leasing costs	(86,859)	(112,951)

Net Cash Used In Financing Activities	(5,908,710)	(59,559)

Net Decrease In Cash and Cash Equivalents	(403,222)	(363,902)
Cash and Cash Equivalents, beginning of period	668,677	544,639

Cash and Cash Equivalents, end of period	$265,455	$180,737

Agree Realty Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$2,408,944	$2,263,133

Supplemental Disclosure of Non-Cash Transactions
Dividends and limited partners’ distributions declared and unpaid	$4,262,017	$4,234,891
Real estate investments financed with accounts payable	$203,961	$710,919
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Notes to Consolidated Financial Statements

1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Agree Realty Corporation (the “Company”) for the six months ended June 30, 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other interim period. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Stock Based Compensation
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payments” (“SFAS No. 123R”), the Company estimates the fair value of restricted stock and stock option grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of June 30, 2009, there was $2,964,200 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.30 years.  The Company used a 0% discount factor and forfeiture rate for determining the fair value of restricted stock.  The forfeiture rate was based on historical results and trends.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

	Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested restricted shares at January 1, 2009	104,050	$30.57
Restricted shares granted	69,850	15.24
Restricted shares vested	(21,720)	29.92
Restricted shares forfeited	—	—
Unvested restricted shares at June 30, 2009	152,180	$23.63

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended June 30,
	2009	2008
Weighted average number of common shares outstanding	8,031,363	7,797,808
Unvested restricted stock	(152,180)	(121,550)
Weighted average number of common shares outstanding used in basic earnings per share	7,879,183	7,676,258

Weighted average number of common shares outstanding used in basic earnings per share	7,879,183	7,676,258
Effect of dilutive securities:
Restricted stock	15,166	6,781
Common stock options	—	—
Weighted average number of common shares outstanding used in diluted earnings per share	7,894,349	7,683,039

	Six Months Ended June 30,
	2009	2008
Weighted average number of common shares outstanding	7,978,137	7,794,050
Unvested restricted stock	(152,180)	(121,550)
Weighted average number of common shares outstanding used in basic earnings per share	7,825,957	7,672,500

Weighted average number of common shares outstanding used in basic earnings per share	7,825,957	7,672,500
Effect of dilutive securities:
Restricted stock	8,446	10,447
Common stock options	—	—
Weighted average number of common shares outstanding used in diluted earnings per share	7,834,403	7,682,947

Agree Realty Corporation

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

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with SFAS No. 133, the Company has designated this derivative instrument as a cash flow hedge. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) (“OCI”) for the three and six months ended June 30, 2009 to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense.  For the three and six month periods ending June 30, 2009, the Company has determined this derivative instrument to be an effective hedge.

The Company does not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of June 30, 2009.

5. Fair Value of Financial Instruments
Certain of our assets and liabilities are disclosed at fair value. As defined in SFAS No. 157, “Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various valuation methods including the market, income and cost approaches.  The assumptions used in the application of these valuation methods are developed from the perspective of market participants, pricing the asset or liability.  Inputs used in the valuation methods can be either readily observable, market corroborated, or generally unobservable inputs.  Whenever possible the Company attempts to utilize valuation methods that maximize the uses of observable inputs and minimizes the use of unobservable inputs.  Based on the operability of the inputs used in the valuation methods the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Assets and liabilities measured, reported and/or disclosed at fair value will be classified and disclosed in one of the following three categories:  The carrying amounts of the Company’s financial instruments, which consist of cash, cash equivalents, receivables, and accounts payable approximate their fair values.

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

The table below sets forth our fair value hierarchy for liabilities measured or disclosed at fair value as of June 30, 2009.

Agree Realty Corporation

	Level 1	Level 2	Level 3
Liability:
Interest rate swap	$—	$226,782	$—
Fixed rate mortgage	$—	$40,426,874	$—
Variable rate mortgage	$—	$21,567,092	$—
Variable rate debt	$—	$38,336,535	$—

The carrying amounts of the Company’s financial instruments, which consist of cash, cash equivalents, receivables, and accounts payable approximate their fair values.

6. Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, previously referred to as minority interest. This statement requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Consolidated net income and comprehensive income is required to include the noncontrolling interest’s share. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The Company adopted the provisions of SFAS No. 160 in the first quarter of 2009. Certain presentation requirements of the standard were applied retrospectively.

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

In June 2008, the FASB ratified FASB Staff Position No. EITF 03-6-01 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP No. EITF 03-6-01”). FSP No. EITF 03-6-01 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method of SFAS No. 128. It clarifies that unvested share-based payment awards that contain nonforfeitable right to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP No. EITF 03-6-01 is effective for fiscal years beginning after December 15, 2008. The implementation of FSP No. EITF 06-6-01 did not have a material impact on our computation of EPS.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This Staff Position clarifies the application of FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. Additionally, FASB Staff Position No. 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance in this Staff Position is effective for interim and annual reporting periods ending after June 15, 2009, and must be applied prospectively. The Company is currently evaluating the application of Staff Position No. 157-4, but does not expect the standard to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Agree Realty Corporation

7. Total Comprehensive Income
In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 requires that an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  The standard also requires entities to disclose the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued.  SFAS No. 165 is effective for interim or annual financial periods ending after June15, 2009, and is to be applied prospectively.  Accordingly, the Company adopted the provisions of SFAS No. 165 in the second quarter of 2009.  The adoption of the provisions of SFAS No. 165 did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS No. 168, or the FASB Accounting Standards Codification (“Codification”), will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-Sec accounting literature not included in the Codification will become non-authoritative.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect the standard to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

The following is a reconciliation of net income to comprehensive income attributable to Agree Realty Corporation for the three and six months ended June 30, 2009.

	Three months ended June 30, 2009	Six months ended June 30, 2009
Net income	$4,507,690	$8,824,755
Other comprehensive income (loss)	53.188	(226,782)
Total comprehensive income before non-controlling interest	4,560,878	8,597,973
Less: non-controlling interest	268,113	574,532
Total comprehensive income after non-controlling interest	4,292,765	8,023,441
Add: non-controlling interest of comprehensive loss	5,114	14,764
Comprehensive income attributable to Agree Realty Corporation	$4,287,651	$8,038,205

For the three and six month’s ended June 30, 2008, total comprehensive income and net income were equal.

Agree Realty Corporation

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We have included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, plans and beliefs concerning future events and may be identified by terminology such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Although the forward-looking statements made in this report are based on good faith beliefs and our reasonable judgment reflecting current information, certain factors could cause actual results to differ materially from such forward–looking statements, including but not limited to: the ongoing U.S. recession, the existing global credit and financial crisis and other changes in general economic, financial and real estate market conditions; risks that our acquisition and development projects will fail to perform as expected; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; loss or bankruptcy of one or more of our major retail tenants; a failure of our properties to generate additional income to offset increases in operating expenses; and other factors discussed elsewhere in this report and our other reports furnished or filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the fiscal year ended December 31, 2008.  Given these uncertainties, you should not place undue reliance on our forward-looking statements.  Except as required by law, we assume no obligation to update these forward–looking statements, even if new information becomes available in the future.

Overview

Agree Realty Corporation is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) focused primarily on the ownership, development, acquisition and management of retail properties net leased to national tenants.  In this report, the terms “Company,” “we,” “ours” and “us” and similar terms refer to Agree Realty Corporation and its subsidiaries as the context may require.  We were formed in December 1993 to continue and expand the business founded in 1971 by our current Chief Executive Officer and Chairman, Richard Agree.  We specialize in developing retail properties for national tenants who have executed long-term net leases prior to the commencement of construction.  As of June 30, 2009, approximately 89% of our annualized base rent was derived from national tenants.  All of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses, including property taxes, insurance and maintenance.  We believe this strategy provides a generally consistent source of income and cash for distributions.

As of June 30, 2009, our portfolio consisted of 71 properties, located in 16 states containing an aggregate of approximately 3.5 million square feet of gross leasable area (“GLA”).  As of June 30, 2009, our portfolio included 59 freestanding net leased properties and 12 community shopping centers that were 98.2% leased in aggregate with a weighted average lease term of approximately 10.8 years remaining.  As of June 30, 2009, approximately 70% of our annualized base rent was derived from our top three tenants:  Walgreen Co. (“Walgreens”) – 29%; Borders Group, Inc. – 29% and Kmart Corporation – 11%.  During the period July 1, 2009 to December 31, 2011 we have 48 leases that are scheduled to expire assuming that none of the tenants exercise renewal options or terminate their leases prior to the contractual expiration date.  These leases represent 510,691 square feet of gross leasable area and $3,289,865 of annualized base rent.

We expect to continue to grow our asset base primarily through the development of retail properties that are pre-leased on a long-term basis to national tenants.  We focus on development because we believe, based on the historical returns we have been able to achieve, it generally provides us a higher return on investment than the acquisition of similarly located properties and does not entail the risks associated with speculative development.  Since our initial public offering in 1994, we have developed 58 of our 71 properties, including 46 of our 59 freestanding properties and all 12 of our community shopping centers.  As of June 30, 2009, the properties that we developed accounted for 85.1% of our annualized base rent.  We expect to continue to expand our existing tenant relationships and diversify our tenant base to include other quality national tenants.

Agree Realty Corporation

Our assets are held by, and all operations are conducted through, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and held a 95.93% and 92.85% interest as of June 30, 2009 and December 31, 2008, respectively. We are operating so as to qualify as a REIT for federal income tax purposes.

The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Form 10-Q.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, previously referred to as minority interest.  This statement requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  Consolidated net income and comprehensive income is required to include the noncontrolling interest’s share.  The calculation of earnings per share will continue to be based on income amounts attributable to the parent.  The Company adopted the provisions of SFAS No. 160 in the first quarter of 2009.  Certain presentation requirements of the standard were applied retrospectively.

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

In June 2008, the FASB ratified FASB Staff Position No. EITF 03-6-01 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP No. EITF 03-6-01”).  FSP No.  EITF 03-6-01 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method of SFAS No. 128.  It clarifies that unvested share-based payment awards that contain nonforfeitable right to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  FSP No. EITF 03-6-01 is effective for fiscal years beginning after December 15, 2008.  The implementation of FSP No. EITF 06-6-01 did not have a material impact on our computation of EPS.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This Staff Position clarifies the application of FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  Additionally, FASB Staff Position No. 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  The guidance in this Staff Position is effective for interim and annual reporting periods ending after June 15, 2009, and must be applied prospectively.  The Company is currently evaluating the application of Staff Position No. 157-4, but does not expect the standard to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Agree Realty Corporation

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”).  SFAS No. 165 requires that an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  The standard also requires entities to disclose the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued.  SFAS No. 165 is effective for interim or annual financial periods ending after June15, 2009, and is to be applied prospectively.  Accordingly, the Company adopted the provisions of SFAS No. 165 in the second quarter of 2009.  The adoption of the provisions of SFAS No. 165 did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168, or the FASB Accounting Standards Codification (“Codification”), will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-Sec accounting literature not included in the Codification will become non-authoritative.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect the standard to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

Agree Realty Corporation

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

In October 2007, we established a taxable REIT subsidiary pursuant to the provisions of the REIT Modernization Act.  Our TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations.  As a result, certain activities of the Company which occur within its TRS entity are subject to federal and state income taxes.  As of June 30, 2009 and December 31, 2008, the Company had accrued a deferred income tax amount of $705,000.

Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008

Minimum rental income increased $298,000, or 4%, to $8,431,000 in 2009, compared to $8,133,000 in 2008. The increase was the result of the development of a Walgreens drug store in Ypsilanti, Michigan in May 2008, the development of a Walgreens drug store in Ocala, Florida in June 2008, the development of a Walgreens drug store in Shelby Township, Michigan in July 2008, the development of a Walgreens drug store in Silver Springs Shores, Florida in January 2009, the development of a Walgreens drug store in Brighton, Michigan in February 2009 and the development of a Walgreens drug store in Port St John, Florida in June 2009.  Our revenue increase from these developments amounted to $421,000.  In addition, rental income from our Big Rapids, Michigan shopping center increased by $43,000 as a result of redevelopment activities and rental income decreased ($134,000) as a result of the closing of a Circuit City in Boynton Beach, Florida.

Percentage rents remained constant from 2009 to 2008.

Operating cost reimbursements increased $28,000, or 4%, to $682,000 in 2009, compared to $654,000 in 2008. Operating cost reimbursements increased due to the net increase in real estate taxes and property operating expenses as explained below.

Other income remained constant from 2009 to 2008.

Real estate taxes increased $38,000, or 8%, to $489,000 in 2009, compared to $451,000 in 2008.  The change was the result of general assessment adjustments.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) decreased $27,000, or 7%, to $332,000 in 2009 compared to $359,000 in 2008. The net decrease was the result of: a decrease in shopping center maintenance costs of ($17,000); a decrease in snow removal costs of ($8,000); and a decrease in insurance costs of ($2,000) in 2009 versus 2008.

Land lease payments increased $44,000, or 26%, to $215,000 in 2009, compared to $171,000 for 2008.  The increase was the result of the Company leasing land for our Shelby Township, Michigan property.

General and administrative expenses decreased by $132,000, or 12%, to $998,000 in 2009, compared to $1,130,000 in 2008. The decrease was the result of decreased dead deal costs related to property searches in Michigan and Florida, and a decrease in state and local taxes.  General and administrative expenses as a percentage of total rental income (minimum and percentage rents) decreased from 13.9% for 2008 to 11.8% for 2009.

Agree Realty Corporation

Depreciation and amortization increased $73,000, or 5%, to $1,420,000 in 2009, compared to $1,347,000 in 2008.  The increase was the result of the development of three properties in 2008 and three properties in 2009.

Interest expense decreased $78,000, or 6%, to $1,161,000 in 2009, compared to $1,239,000 in 2008. The decrease in interest expense resulted from substantial reductions in interest rates in 2009 as compared to 2008.

Our income before income attributable to non-controlling interest increased $417,000, or 10%, to $4,508,000 in 2009 from $4,091,000 in 2008 as a result of the foregoing factors.

Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008

Minimum rental income increased $830,000, or 5%, to $16,942,000 in 2009, compared to $16,112,000 in 2008. The increase was the result of the development of a Walgreens drug store and a bank land lease in Macomb Township, Michigan in March 2008, the development of a Walgreens drug store in Ypsilanti, Michigan in May 2008, the development of a Walgreens drug store in Ocala, Florida in June 2008, the development of a Walgreens drug store in Shelby Township, Michigan in July 2008, the development of a Walgreens drug store in Silver Springs Shores, Florida in January 2009, the development of a Walgreens drug store in Brighton, Michigan in February 2009 and the development of a Walgreens drug store in Port St John, Florida in June 2009.  Our revenue increase from these developments amounted to $904,000.  In addition, rental income from our Big Rapids, Michigan shopping center increased by $117,000 as a result of redevelopment activities and rental income decreased ($164,000) as a result of the closing of a Circuit City store in Boynton Beach, Florida.

Percentage rents increased $3,000 to $8,000 in 2009.

Operating cost reimbursements decreased $36,000, or 2%, to $1,401,000 in 2009, compared to $1,437,000 in 2008. Operating cost reimbursements decreased due to the decrease in property operating expenses as explained below.

Other income increased $10,000 to $13,000 in 2009.

Real estate taxes increased $51,000, or 6%, to $967,000 in 2009, compared to $916,000 in 2008.  The change was the result of general assessment adjustments.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) decreased $163,000, or 17%, to $791,000 in 2009 compared to $954,000 in 2008. The net decrease was the result of: a decrease in shopping center maintenance costs of ($41,000); a decrease in snow removal costs of ($113,000); an increase in utility costs of $5,000; and a decrease in insurance costs of ($14,000) in 2009 versus 2008.

Land lease payments increased $90,000, or 26%, to $430,000 in 2009, compared to $340,000 for 2008.  The increase was the result of the Company leasing land for our Shelby Township, Michigan property that was placed in service in July, 2008.

General and administrative expenses increased by $24,000, or 1%, to $2,250,000 in 2009, compared to $2,226,000 in 2008. The increase was the result of increased dead deal costs related to property searches in Michigan and Florida.  General and administrative expenses as a percentage of total rental income (minimum and percentage rents) decreased from 13.8% for 2008 to 13.3% for 2009.

Depreciation and amortization increased $171,000, or 6%, to $2,814,000 in 2009, compared to $2,643,000 in 2008.  The increase was the result of the development of four properties in 2008 and three properties in 2009.

Interest expense decreased $213,000, or 9%, to $2,286,000 in 2009, compared to $2,499,000 in 2008. The decrease in interest expense resulted from substantial reductions in interest rates in 2009 as compared to 2008.

Agree Realty Corporation

Our income before income attributable to non-controlling interest increased $845,000, or 11%, to $8,825,000 in 2009 from $7,980,000 in 2008 as a result of the foregoing factors.

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

We intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to market capitalization of 65% or less.  Nevertheless, we may operate with debt levels which are in excess of 65% of market capitalization for extended periods of time.  At June 30, 2009, our ratio of indebtedness to market capitalization was approximately 66.6%.  This ratio increased from 65.4% as of December 31, 2008 as a result of a decline in the market value of our common stock.

During the quarter ended June 30, 2009, we declared a quarterly dividend of $0.50 per share. We paid the dividend on July 14, 2009 to holders of record on June 30, 2009.

Our cash flows from operations increased $1,018,000 to $11,635,000 for the six months ended June 30, 2009,   compared to $10,617,000 for the six months ended June 30, 2009.  Cash used in investing activities decreased $4,792,000 to $6,129,000 in 2009, compared to $10,921,000 in 2008.  Cash used in financing activities increased $5,849,000 to $5,909,000 in 2009, compared to $60,000 in 2008.

As of June 30, 2009, we had total mortgage indebtedness of $65,955,255. Of this total mortgage indebtedness, $41,565,995 is fixed rate, self-amortizing debt with a weighted average interest rate of 6.64% and the remaining mortgage debt of $24,389,260 has a maturity date of July 14, 2013, can be extended at our option for two additional years and bears interest a 150 basis points over LIBOR (or 1.82% as of June 30, 2009). In January 2009, the Company entered into an interest rate swap agreement that fixes the interest rate during the initial term of the variable-interest mortgage at 3.744%.

In addition, the Operating Partnership has in place a $55 million credit facility (the “Credit Facility”) with Bank of America, as the agent, which is guaranteed by the Company.  The Credit Facility was extended in January 2009 and now matures in November 2011.  Advances under the Credit Facility bear interest within a range of one-month to twelve-month LIBOR plus 100 basis points to 150 basis points or the lender’s prime rate, at our option, based on certain factors such as the ratio of our indebtedness to the capital value of our properties.  The Credit Facility generally is used to fund property acquisitions and development activities.  As of June 30, 2009, $34,500,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 1.32%.

We also have in place a $5 million line of credit (the “Line of Credit”), which matures in November 2009 and can be extended at our option, subject to specified conditions, for two additional one-year periods.  We expect to exercise this option during the third quarter of 2009.  The Line of Credit bears interest at the lender’s prime rate less 75 basis points or 150 basis points in excess of the one-month to twelve-month LIBOR rate, at our option.  The purpose of the Line of Credit is generally to provide working capital and fund land options and start-up costs associated with new projects. As of June 30, 2009, $3,836,535 was outstanding under the Line of Credit bearing a weighted average interest rate of 2.50%.

Agree Realty Corporation

The following table outlines our contractual obligations as of June 30, 2009 for the periods presented below (in thousands).

	Total	July 1, 2009 – June 30, 2010	July 1, 2010 – June 30, 2012	July 1, 2012 – June 31, 2014	Thereafter
Mortgages Payable	$65,955	$3,509	$7,740	$30,536	$24,170
Notes Payable	38,337	3,837	34,500	—	—
Land Lease Obligation	13,963	878	1,813	1,813	9,459
Estimated Interest Payments on Mortgages and Notes Payable	20,905	4,125	7,193	4,607	4,980

Other Long-Term Liabilities	—	—	—	—	—
Total	$139,160	$12,349	$51,246	$36,956	$38,609

At June 30, 2009, we had one development project under construction that will add an additional 13,650 square feet of GLA to our portfolio.  The project is expected to be completed during the third quarter of 2009.  Additional funding required to complete the project is estimated to be $1,068,000, which is not reflected in the table above, and will be funded through advances under the Credit Facility.

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

The following table provides a reconciliation of FFO and net income for the three and six months ended June 30, 2009 and 2008:
	Three Months Ended June 30,
	2009	2008

Net income	$4,239,577	$3,766,458
Depreciation of real estate assets	1,386,112	1,313,910
Amortization of leasing costs	16,546	15,200
Income attributable to non-controlling interest	268,113	324,877

Funds from Operations	$5,910,347	$5,420,445

Weighted Average Shares and Operating Partnership Units Outstanding – Dilutive	8,400,610	8,356,586

	Six Months Ended June 30,
	2009	2008

Net income	$8,250,223	$7,345,410
Depreciation of real estate assets	2,747,430	2,576,406
Amortization of leasing costs	32,569	30,000
Income attributable to non-controlling interest	574,532	634,402

Funds from Operations	$11,604,754	$10,586,218

Weighted Average Shares and Operating Partnership Units Outstanding – Dilutive	8,389,967	8,356,494

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

Agree Realty Corporation

	Year ended June 30,
	2010	2011	2012	2013	2014	Thereafter	Total

Fixed rate mortgage	$3,036	$3,243	$3,464	$3,700	$3,953	$24,170	$41,566
Average interest rate	6.64%	6.64%	6.64%	6.64%	6.64%	6.64%	—
Variable rate mortgage	$473	$502	$532	$564	$22,318	—	$24,389
Average interest rate	3.74%	3.74%	3.74%	3.74%	3.74%	—	—
Other variable rate debt	$3,837	—	$34,500	—	—	—	$38,337
Average interest rate	2.50%	—	1.32%	—	—	—	—

The fair value (in thousands) is estimated at $40,427, $21,418 and $38,337 for fixed rate mortgages, variable rate mortgage and other variable rate debt, respectively, as of June 30, 2009.

The table above incorporates those exposures that exist as of June 30, 2009; it does not consider those exposures or positions, which could arise after that date.  As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

We entered into an interest rate swap agreement to hedge interest rates on $24.5 million in variable-rate borrowings outstanding. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on 1.5% plus one-month LIBOR and will pay to the counterparty a fixed rate of 3.744%. This swap effectively converted $24.5 million of variable-rate borrowings to fixed-rate borrowings.  As of June 30, 2009, the interest rate swap was valued at $226,782.  We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of June 30, 2009.

As of June 30, 2009, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an annual increase in interest expense of approximately $383,000.

ITEM 4.       CONTROLS AND PROCEDURES

At December 31, 2008, management reported the following material weakness in our internal controls (the lack of segregation of duties internal control weakness was first reported in March 14, 2005 in the Company’s 2004 Form 10-K):

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

Agree Realty Corporation

Based on this evaluation as of June 30, 2009, and due to the material weakness in our internal control over financial reporting as described above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC.  Our audit committee has engaged independent third party consultants to perform periodic reviews of our financial reporting closing process to help mitigate the material weakness in our internal control over financial reporting.

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

None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 11, 2009, we held our annual meeting of stockholders.  The following were the results of the meeting:

The stockholders elected Richard Agree and Michael Rotchford as directors until the annual meeting of stockholders in 2012 or until a successor is duly elected and qualified.  The vote was as follows:

	Richard Agree	Michael Rotchford

Votes cast for	4,638,760	4,603,487
Votes withheld	2,989,097	3,024,370

Agree Realty Corporation

Gene Silverman, Farris Kalil, William Rubenfaer and Leon Schurgin continue to hold office as directors after the annual meeting.  Joey Agree was appointed to the Board of Directors on June 8, 2009.

The stockholders ratified the appointment of Baker Tilly Virchow Krause, LLP (f/k/a Virchow Krause & Company, LLP) as our independent registered public accounting firm for 2009.

Votes cast for	7,566,821
Votes against	34,242
Votes abstained	26,794

ITEM 5.              OTHER INFORMATION

None

ITEM 6.              EXHIBITS

3.1
Articles of Incorporation and Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (Registration Statement No. 33-73858, as amended)

3.2	Articles Supplementary, establishing the terms of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 9, 2008)

3.3	Articles Supplementary, classifying additional shares of Common Stock and Excess Stock (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on December 9, 2008)

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer and Chairman of the Board of Directors

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Vice President, Finance and Secretary

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer and Chairman of the Board of Directors

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Vice President, Finance and Secretary
_______________
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

Date: August 7, 2009