Form 10-Q
period 2009-09-30
AGREE REALTY CORP
filed 2009-11-04
CIK 917251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
Mark One

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

As of November 4, 2009, the Registrant had 8,194,074 shares of common stock, $0.0001 par value, outstanding.

Agree Realty Corporation

Form 10-Q

Index

Part I:	Financial Information	Page

Item 1.	Interim Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	1-2

	Consolidated Statements of Income (Unaudited) for the three months ended September 30, 2009 and 2008	3

	Consolidated Statements of Income (Unaudited) for the nine months ended September 30, 2009 and 2008	4

	Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2009	5

	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2009 and 2008	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20-21

Part II:	Other Information

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21-34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5	Other Information	34

Item 6.	Exhibits	35

Signatures		36

Agree Realty Corporation

Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)

Assets

Real Estate Investments
Land	$93,816,304	$87,309,289
Buildings	220,448,792	210,650,491
Property under development	5,571,294	13,383,102

	319,836,390	311,342,882
Less accumulated depreciation	(62,643,160)	(58,502,384)

Net Real Estate Investments	257,193,230	252,840,498

Cash and Cash Equivalents	361,436	668,677

Accounts Receivable - Tenants, net of allowance of $65,000 and $195,000 for possible losses at September 30, 2009 and December 31, 2008	1,029,113	964,802

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $5,046,357 and $4,838,098 at September 30, 2009 and December 31, 2008	949,206	951,745
Leasing costs, net of accumulated amortization of $824,665 and $775,450 at September 30, 2009 and December 31, 2008	550,925	484,781

Other Assets	855,675	986,332

	$260,939,585	$256,896,835
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)

Liabilities and Stockholders’ Equity

Mortgages Payable	$65,098,472	$67,623,697

Notes Payable	39,950,000	32,945,000

Dividends and Distributions Payable	4,348,153	4,233,232

Deferred Revenue	10,207,692	10,724,854

Accrued Interest Payable	232,053	500,796

Accounts Payable
Capital expenditures	270,100	850,225
Operating	640,133	1,261,810

Interest Rate Swap	104,868	—

Deferred Income Taxes	705,000	705,000

Tenant Deposits	86,525	70,077

Total Liabilities	121,642,996	118,914,691

Stockholders’ Equity
Common stock, $0.0001 par value; 13,500,000 shares authorized, 8,194,074 and 7,863,930 shares issued and outstanding	819	786
Excess stock, $0.0001 par value, 6,500,000 shares authorized, 0 shares issued and outstanding	—	—
Series A junior participating preferred stock, $0.0001 par value, 150,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	147,172,344	143,892,158
Deficit	(10,830,403)	(11,257,541)
Accumulated other comprehensive income (loss)	(98,901)	—
Total stockholders’ equity—Agree Realty Corporation	136,243,859	132,635,403
Non-controlling interest	3,052,730	5,346,741

Total Stockholders’ Equity	139,296,589	137,982,144

	$260,939,585	$256,896,835
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Income (Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008

Revenues
Minimum rents	$8,596,045	$8,339,111
Operating cost reimbursements	597,632	690,265
Other income	7,703	25
Total Revenues	9,201,380	9,029,401
Operating Expenses
Real estate taxes	472,083	466,443
Property operating expenses	410,088	393,613
Land lease payments	214,800	205,391
General and administrative	1,083,163	1,038,759
Depreciation and amortization	1,427,464	1,366,011

Total Operating Expenses	3,607,598	3,470,217

Income From Operations	5,593,782	5,559,184

Other Income (Expense)
Development fee income	158,430	-
Interest expense, net	(1,145,605)	(1,377,472)

Total Other Income (Expense)	(987,175)	(1,377,472)

Net Income	4,606,607	4,181,712

Less Net Income Attributable to Non-Controlling Interest	(189,412)	(332,928)

Net Income Attributable to Agree Realty Corporation	$4,417,195	$3,848,784

Earnings Per Share – Basic	$0.55	$0.50

Earnings Per Share – Dilutive	$0.55	$0.50

Dividend Declared Per Share	$0.51	$0.50

Weighted Average Number of Common Shares Outstanding – Basic	8,040,461	7,677,790

Weighted Average Number of Common Shares Outstanding – Dilutive	8,063,717	7,690,538
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Income (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008

Revenues
Minimum rents	$25,537,712	$24,450,878
Percentage rents	7,777	4,758
Operating cost reimbursements	1,998,940	2,127,347
Other income	20,236	3,274
Total Revenues	27,564,665	26,586,257
Operating Expenses
Real estate taxes	1,439,544	1,382,620
Property operating expenses	1,201,066	1,347,259
Land lease payments	644,400	544,991
General and administrative	3,332,881	3,264,609
Depreciation and amortization	4,241,822	4,008,729

Total Operating Expenses	10,859,713	10,548,208

Income From Operations	16,704,952	16,038,049

Other Income (Expense)
Development fee income	158,430	-
Interest expense, net	(3,432,020)	(3,876,525)

Total Other Income (Expense)	(3,273,590)	(3,876,525)

Net Income	13,431,362	12,161,524

Less Net Income Attributable to Non-Controlling Interest	(763,944)	(967,330)

Net Income Attributable to Agree Realty Corporation	$12,667,418	$11,194,194

Earnings Per Share – Basic	$1.60	$1.46

Earnings Per Share – Dilutive	$1.60	$1.46

Dividend Declared Per Share	$1.51	$1.50

Weighted Average Number of Common Shares Outstanding – Basic	7,897,899	7,676,787

Weighted Average Number of Common Shares Outstanding – Dilutive	7,909,132	7,690,096
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Stockholders’ Equity (Unaudited)

			Additional			Accumulated Other
	Common Stock		Paid-In	Non-Controlling		Comprehensive
	Shares	Amount	Capital	Interest	Deficit	Income (loss)

Balance, January 1, 2009	7,863,930	$786	$143,892,158	$5,346,741	$(11,257,541)	$—

Issuance of shares under the Equity Incentive Plan	72,350	7	—	—	—	—

Conversion of OP Units	257,794	26	2,398,186	(2,398,186)	—	—

Vesting of restricted stock	—	—	882,000	—	—	—

Dividends and distributions declared for the period January 1, 2009 to September 30, 2009	—	—	—	(653,802)	(12,240,280)	—
Other comprehensive loss	—	—	—	(5,967)	—	(98,901)
Net income for the period January 1, 2009 to September 30, 2009	—	—	—	763,944	12,667,418	—

Balance, September 30, 2009	8,194,074	$819	$147,172,344	$3,052,730	$(10,830,403)	$(98,901)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008

Cash Flows From Operating Activities
Net income	$13,431,362	$12,161,524
Adjustments to reconcile net income to net cash provided by operating Activities
Depreciation	4,192,607	3,960,514
Amortization	257,474	177,215
Stock-based compensation	882,000	855,737
(Increase) decrease in accounts receivable	(64,311)	17,671
Decrease in other assets	78,826	137,342
Decrease in accounts payable	(621,677)	(1,142,753)
Decrease in deferred revenue	(517,163)	(517,164)
(Decrease) increase in accrued interest	(268,743)	(33,966)
Increase in tenant deposits	16,448	5,991

Net Cash Provided By Operating Activities	17,386,823	15,622,111

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $171,079 in 2009 and $393,517 in 2008)	(8,223,409)	(17,001,026)

Net Cash Used In Investing Activities	(8,223,409)	(17,001,026)

Cash Flows From Financing Activities
Mortgage proceeds	-	24,800,000
Payments of mortgages payable	(2,525,225)	(2,045,236)
Dividends and limited partners’ distributions paid	(12,779,126)	(12,686,548)
Line-of-credit net borrowings (repayments)	7,005,000	(7,600,000)
Repayments of capital expenditure payables	(850,225)	(1,069,734)
Payments of financing costs	(205,720)	(286,602)
Payments of leasing costs	(115,359)	(118,587)

Net Cash Used In Financing Activities	(9,470,655)	993,293

Net Decrease In Cash and Cash Equivalents	(307,241)	(385,622)
Cash and Cash Equivalents, beginning of period	668,677	544,639

Cash and Cash Equivalents, end of period	$361,436	$159,017

Agree Realty Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2009	Septebmer30, 2008

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$3,486,260	$3,781,932

Supplemental Disclosure of Non-Cash Transactions
Dividends and limited partners’ distributions declared and unpaid	$4,348,153	$4,230,962
Conversion of OP Units	$2,398,186	—
Real estate investments financed with accounts payable	$270,100	$638,872
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Notes to Consolidated Financial Statements

1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Agree Realty Corporation (the “Company”) for the nine months ended September 30, 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other interim period. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

We have evaluated subsequent events since September 30, 2009 and up to the time of the filing of this quarterly report on Form 10-Q on November 4, 2009.

2. Stock Based Compensation
The Company estimates the fair value of restricted stock and stock option grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of September 30, 2009, there was $2,715,465 unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.07 years.  The Company used a 0% discount factor and forfeiture rate for determining the fair value of restricted stock.  The forfeiture rate was based on historical results and trends.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

	Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested restricted shares at January 1, 2009	104,050	$30.57
Restricted shares granted	72,350	15.36
Restricted shares vested	(23,700)	29.88
Restricted shares forfeited	—	—
Unvested restricted shares at September 30, 2009	152,700	$23.47

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended September 30,
	2009	2008
Weighted average number of common shares outstanding	8,193,161	7,795,560
Unvested restricted stock	(152,700)	(117,770)
Weighted average number of common shares outstanding used in basic earnings per share	8,040,461	7,677,790

Weighted average number of common shares outstanding used in basic earnings per share	8,040,461	7,677,790
Effect of dilutive securities:
Restricted stock	23,256	12,748
Common stock options	—	—
Weighted average number of common shares outstanding used in diluted earnings per share	8,063,717	7,690,538

	Nine Months Ended September 30,
	2009	2008
Weighted average number of common shares outstanding	8,050,599	7,794,557
Unvested restricted stock	(152,700)	(117,770)
Weighted average number of common shares outstanding used in basic earnings per share	7,897,899	7,676,787

Weighted average number of common shares outstanding used in basic earnings per share	7,897,899	7,676,787
Effect of dilutive securities:
Restricted stock	11,233	13,309
Common stock options	—	—
Weighted average number of common shares outstanding used in diluted earnings per share	7,909,132	7,690,096

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

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated this derivative instrument as a cash flow hedge. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) (“OCI”) for the three and nine months ended September 30, 2009 to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense.  For the three and nine month periods ending September 30, 2009, the Company has determined this derivative instrument to be an effective hedge.

The Company does not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of September 30, 2009.

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

Level 3 – Unobservable inputs that are not corroborated by market data.

The table below sets forth our fair value hierarchy for liabilities measured or disclosed at fair value as of September 30, 2009.

Agree Realty Corporation

	Level 1	Level 2	Level 3
Liability:
Interest rate swap	$—	$104,868	$—
Fixed rate mortgage	$—	$—	$40,102,571
Variable rate mortgage	$—	$—	$21,750,388
Variable rate debt	$—	$39,950,000	$—

The carrying amounts of the Company’s short-term financial instruments, which consist of cash, cash equivalents, receivables, and accounts payable, approximate their fair values. The fair value of the interest rate swap was derived using estimates to settle the interest rate swap agreement, which is based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and discount rates reflecting the risks involved.  The fair value of fixed and variable rate mortgages was derived using the present value of future mortgage payments based on estimated current market interest rates.  The fair value of variable rate debt is estimated to be equal to the face value of the debt because the interest rates are floating and is considered to approximate fair value.

6. Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued “Accounting Standards Update 2009-01 “Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU 2009-01”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).  ASU 2009-01, or the FASB Accounting Standards Codification (“Codification”), will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  On the effective date of ASU 2009-01, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the standard did not have a material impact on our consolidated financial position, results of operations, or cash flows.

7. Total Comprehensive Income (Loss)	The following is a reconciliation of net income to comprehensive income attributable to Agree Realty Corporation for the three and nine months ended September 30, 2009.

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Net income	$4,606,607	$13,431,362
Other comprehensive income (loss)	121,914	(104,868)
Total comprehensive income before non-controlling interest	4,728,521	13,326,494
Less: non-controlling interest	189,412	763,944
Total comprehensive income after non-controlling interest	4,539,109	12,562,550
Add: non-controlling interest of comprehensive loss	8,797	5,967
Comprehensive income attributable to Agree Realty Corporation	$4,547,906	$12,568,517

For the three and nine months ended September 30, 2008, total comprehensive income and net income were equal.

Agree Realty Corporation

8. Costs and Estimated Earnings on Uncompleted Contracts
For contracts where the Company does not retain ownership of real property developed and received fee income for managing the development project, the Company uses the percentage of completion accounting method.  Under this approach, income is recognized based on the status of the uncompleted contracts and the current estimates of costs to complete.  The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract.  Provisions are made for estimated loses on uncompleted contracts in the period in which such losses are determined.  Changes in job performance, job conditions, and estimated profitability including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income.  Such revisions are recognized in the period in which they are determined.  Claims for additional compensation due the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

Nine months ended September 30, 2009
Cost incurred on uncompleted contracts	$201,570
Estimated earnings	158,430
Earned revenue	360,000
Less billings to date	-
Total	$360,000

Total unbilled receivable at September 30, 2009 is $360,000 and is included in accounts receivable – tenants on the consolidated balance sheet.

9. Notes Payable
The Operating Partnership has in place the $55 million Credit Facility with Bank of America, as the agent, which is guaranteed by us.  The Credit Facility was extended in January 2009 and now matures in November 2011.  Advances under the Credit Facility bear interest within a range of one-month to twelve-month LIBOR plus 100 basis points to 150 basis points or the lender’s prime rate, at the Company’s option, based on certain factors such as the ratio of our indebtedness to the capital value of our properties.  The Credit Facility generally is used to fund property acquisitions and development activities.  As of September 30, 2009, $37,500,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 1.25%.

The Company also has in place our $5 million Line of Credit that was extended in October 2009 and now matures in November 2011.  The Line of Credit bears interest at the lender’s prime rate less 75 basis points or 150 basis points in excess of the one-month to twelve-month LIBOR rate, at the Company’s option.  The purpose of the Line of Credit is generally to provide working capital and fund land options and start-up costs associated with new projects.  As of September 30, 2009, $2,450,000 was outstanding under the Line of Credit bearing a weighted average interest rate of 2.50%.

Agree Realty Corporation

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We have included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, plans and beliefs concerning future events and may be identified by terminology such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Although the forward-looking statements made in this report are based on good faith beliefs and our reasonable judgment reflecting current information, certain factors could cause actual results to differ materially from such forward–looking statements, including but not limited to: the ongoing U.S. recession, the existing global credit and financial crisis and other changes in general economic, financial and real estate market conditions; risks that our acquisition and development projects will fail to perform as expected; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; loss or bankruptcy of one or more of our major retail tenants; a failure of our properties to generate additional income to offset increases in operating expenses; and other factors discussed in Part II, Item 1A. “Risk Factors” and elsewhere in this report and our other reports furnished or filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the fiscal year ended December 31, 2008.  Given these uncertainties, you should not place undue reliance on our forward-looking statements.  Except as required by law, we assume no obligation to update these forward–looking statements, even if new information becomes available in the future.

Overview

Agree Realty Corporation is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) focused primarily on the ownership, development, acquisition and management of retail properties net leased to national tenants.  In this report, the terms “Company,” “we,” “our” and “us” and similar terms refer to Agree Realty Corporation and its subsidiaries as the context may require.  We were formed in December 1993 to continue and expand the business founded in 1971 by our current Chief Executive Officer and Chairman, Richard Agree.  We specialize in developing retail properties for national tenants who have executed long-term net leases prior to the commencement of construction.  As of September 30, 2009, approximately 89% of our annualized base rent was derived from national tenants and approximately 70% of our annualized base rent was derived from our top three tenants:  Walgreen Co. (“Walgreens”) – 30%; Borders Group, Inc. – 29% and Kmart Corporation – 11%.  All of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses, including property taxes, insurance and maintenance.  We believe this strategy provides a generally consistent source of income and cash for distributions.

As of September 30, 2009, our portfolio consisted of 72 properties, located in 16 states containing an aggregate of approximately 3.5 million square feet of gross leasable area (“GLA”).  As of September 30, 2009, our portfolio included 60 freestanding net leased properties and 12 community shopping centers that were 98.1% leased in aggregate with a weighted average lease term of approximately 10.4 years remaining.  During the period from October 1, 2009 to December 31, 2011 we have 45 leases that are scheduled to expire assuming that none of the tenants exercise renewal options or terminate their leases prior to the contractual expiration date.  These leases represent 500,391 square feet of GLA and $3,219,059 of annualized base rent.

We expect to continue to grow our asset base primarily through the development of retail properties that are pre-leased on a long-term basis to national tenants.  We focus on development because we believe, based on the historical returns we have been able to achieve, it generally provides us a higher return on investment than the acquisition of similarly located properties and does not entail the risks associated with speculative development.  Since our initial public offering in 1994, we have developed 59 of our 72 properties, including 47 of our 60 freestanding properties and all 12 of our community shopping centers.  As of September 30, 2009, the properties that we developed accounted for 84.4% of our annualized base rent.  We expect to continue to expand our existing tenant relationships and diversify our tenant base to include other quality national tenants.

Agree Realty Corporation

Our assets are held by, and all operations are conducted through, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and held a 95.93% and 92.85% interest as of September 30, 2009 and December 31, 2008, respectively. We are operating so as to qualify as a REIT for federal income tax purposes.

The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Form 10-Q.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued “Accounting Standards Update 2009-01 “Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU 2009-01”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).  ASU 2009-01, or the FASB Accounting Standards Codification (“Codification”), will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  On the effective date of ASU 2009-01, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the standard did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

Substantially all of our leases contain provisions requiring tenants to pay as additional rent a proportionate share of operating expenses (“operating cost reimbursements”) including real estate taxes, repairs and maintenance and insurance.  The related revenue from tenant billings is recognized in the same period the expense is recorded.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 1994. As a result, we are not subject to federal income taxes to the extent that we distribute annually at least 90% of our REIT taxable income to our stockholders and satisfy certain other requirements defined in the Code.

We have established taxable REIT subsidiaries (“TRS”) pursuant to the provisions of the REIT Modernization Act.  Our TRS entities are able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations.  As a result, certain of our activities which occur within our TRS entities are subject to federal and state income taxes.  As of September 30, 2009 and December 31, 2008, we had accrued a deferred income tax amount of $705,000.

Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008

Minimum rental income increased $257,000, or 3%, to $8,596,000 in 2009, compared to $8,339,000 in 2008. The increase was the result of the development of a Walgreens drug store in Shelby Township, Michigan in July 2008, the development of a Walgreens drug store in Silver Springs Shores, Florida in January 2009, the development of a Walgreens drug store in Brighton, Michigan in February 2009 and the development of a Walgreens drug store in Port St John, Florida in June 2009.  Our revenue increase from these developments amounted to $414,000.  In addition, rental income from our Big Rapids, Michigan shopping center increased by $65,000 as a result of redevelopment activities and rental income decreased ($222,000) as a result of the closing of a Circuit City store in Boynton Beach, Florida and other rent adjustments.

There were no percentage rents in 2009 or 2008.

Operating cost reimbursements decreased $92,000, or 13%, to $598,000 in 2009, compared to $690,000 in 2008. Operating cost reimbursements decreased due to the closing of a Circuit City in Boynton Beach, Florida and other operating costs adjustments.

Other income increased to $8,000 in 2009, compared to $0 in 2008.

Real estate taxes increased $6,000, or 1%, to $472,000 in 2009, compared to $466,000 in 2008.  The change was the result of general assessment adjustments.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $16,000, or 4%, to $410,000 in 2009 compared to $394,000 in 2008. The net increase was the result of: an increase in shopping center maintenance costs of $9,000; an increase in utility costs of $15,000 and a decrease in insurance costs of ($8,000) in 2009 versus 2008.

Land lease payments increased $10,000, or 5%, to $215,000 in 2009, compared to $205,000 for 2008.  The increase was the result of the Company leasing land for our Shelby Township, Michigan property.

Agree Realty Corporation

General and administrative expenses increased by $44,000, or 4%, to $1,083,000 in 2009, compared to $1,039,000 in 2008. The increase was the result of increased dead deal costs related to property searches in Michigan and Florida, and compensation related expenses.  General and administrative expenses as a percentage of total rental income (minimum and percentage rents) increased from 12.46% for 2008 to 12.60% for 2009.

Depreciation and amortization increased $61,000, or 5%, to $1,427,000 in 2009, compared to $1,366,000 in 2008.  The increase was the result of the development of one property in 2008 and three properties in 2009.

We received development fee income of $158,000 in 2009 related to a project we have commenced in Oakland, California.  There was no development fee income in 2008.

Interest expense decreased $231,000, or 17%, to $1,146,000 in 2009, compared to $1,377,000 in 2008. The decrease in interest expense resulted from substantial reductions in interest rates in 2009 as compared to 2008.

Our net income increased $425,000, or 10%, to $4,607,000 in 2009 from $4,182,000 in 2008 as a result of the foregoing factors.

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008

Minimum rental income increased $1,087,000, or 4%, to $25,538,000 in 2009, compared to $24,451,000 in 2008. The increase was the result of the development of a Walgreens drug store and a bank land lease in Macomb Township, Michigan in March 2008, the development of a Walgreens drug store in Ypsilanti, Michigan in May 2008, the development of a Walgreens drug store in Ocala, Florida in June 2008, the development of a Walgreens drug store in Shelby Township, Michigan in July 2008, the development of a Walgreens drug store in Silver Springs Shores, Florida in January 2009, the development of a Walgreens drug store in Brighton, Michigan in February 2009 and the development of a Walgreens drug store in Port St John, Florida in June 2009.  Our revenue increase from these developments amounted to $1,313,000.  In addition, rental income from our Big Rapids, Michigan shopping center increased by $181,000 as a result of redevelopment activities and rental income decreased ($407,000) as a result of the closing of a Circuit City store in Boynton Beach, Florida and other rental adjustments.

Percentage rents increased $3,000 to $8,000 in 2009.

Operating cost reimbursements decreased $128,000, or 6%, to $1,999,000 in 2009, compared to $2,127,000 in 2008. Operating cost reimbursements decreased due to the closing of a Circuit City store in Boynton Beach, Florida in March 2009 and the net decrease in real estate taxes and property operating expenses as explained below.

Other income increased $17,000 to $20,000 in 2009.

Real estate taxes increased $57,000, or 4%, to $1,440,000 in 2009, compared to $1,383,000 in 2008.  The change was the result of general assessment adjustments.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) decreased $146,000, or 11%, to $1,201,000 in 2009 compared to $1,347,000 in 2008. The net decrease was the result of: a decrease in shopping center maintenance costs of ($32,000); a decrease in snow removal costs of ($112,000); an increase in utility costs of $20,000; and a decrease in insurance costs of ($22,000) in 2009 versus 2008.

Land lease payments increased $99,000, or 18%, to $644,000 in 2009, compared to $545,000 for 2008.  The increase was the result of the Company leasing land for our Shelby Township, Michigan property that was placed in service in July, 2008.

General and administrative expenses increased by $68,000, or 2%, to $3,333,000 in 2009, compared to $3,265,000 in 2008. The increase was the result of increased dead deal costs related to property searches in Michigan and Florida.  General and administrative expenses as a percentage of total rental income (minimum and percentage rents) decreased from 13.35% for 2008 to 13.05% for 2009.

Agree Realty Corporation

Depreciation and amortization increased $233,000, or 6%, to $4,242,000 in 2009, compared to $4,009,000 in 2008.  The increase was the result of the development of four properties in 2008 and three properties in 2009.

We earned development fee income of $158,000 in 2009 related to a project we have commenced in Oakland, California.  There was no development fee income in 2008.

Interest expense decreased $445,000, or 11%, to $3,432,000 in 2009, compared to $3,877,000 in 2008. The decrease in interest expense resulted from substantial reductions in interest rates in 2009 as compared to 2008.

Our net income increased $1,269,000, or 10%, to $13,431,000 in 2009 from $12,162,000 in 2008 as a result of the foregoing factors.

Liquidity and Capital Resources

Our principal demands for liquidity are operations, distributions to our stockholders, debt repayment, development of new properties, redevelopment of existing properties and future property acquisitions.  We intend to meet our short-term liquidity requirements, including capital expenditures related to the leasing and improvement of the properties, through cash flow provided by operations and our $55 million credit facility (the “Credit Facility”) and our $5 million line of credit (the “Line of Credit”).  We believe that adequate cash flow will be available to fund our operations and pay dividends in accordance with REIT requirements for at least the next 12 months. We may obtain additional funds for future development or acquisitions through other borrowings or the issuance of additional shares of common stock, although current market conditions have limited the availability of new sources of financing and capital, which will likely have an impact on our ability to obtain construction financing for planned new development projects in the near term.  We believe that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs.

We intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to market capitalization of 65% or less.  Nevertheless, we may operate with debt levels which are in excess of 65% of market capitalization for extended periods of time.  At September 30, 2009, our ratio of indebtedness to market capitalization was approximately 54%. This ratio decreased from 65.4% as of December 31, 2008 as a result of an increase in the market value of our common stock.

During the quarter ended September 30, 2009, we declared a quarterly dividend of $0.51 per share. We paid the dividend on October 15, 2009 to holders of record on September 30, 2009.

Our cash flows from operations increased $1,765,000 to $17,387,000 for the nine months ended September 30, 2009,   compared to $15,622,000 for the nine months ended September 30, 2008.  Cash used in investing activities decreased $8,778,000 to $8,223,000 in 2009, compared to $17,001,000 in 2008.  Cash used in financing activities increased $10,464,000 to $9,471,000 in 2009, compared to ($993,000) in 2008.

As of September 30, 2009, we had total mortgage indebtedness of $65,098,472. Of this total mortgage indebtedness, $40,825,734 is fixed rate, self-amortizing debt with a weighted average interest rate of 6.64%.  The remaining mortgage debt of $24,272,738 bears interest at 150 basis points over LIBOR or 1.75% as of September 30, 2009 and has a maturity date of July 14, 2013, which can be extended at our option for two additional years.  In January 2009, we entered into an interest rate swap agreement that fixes the interest rate during the initial term of the variable-interest mortgage at 3.744%.

In addition, the Operating Partnership has in place the $55 million Credit Facility with Bank of America, as the agent, which is guaranteed by us.  The Credit Facility was extended in January 2009 and now matures in November 2011.  Advances under the Credit Facility bear interest within a range of one-month to twelve-month LIBOR plus 100 basis points to 150 basis points or the lender’s prime rate, at our option, based on certain factors such as the ratio of our indebtedness to the capital value of our properties.  The Credit Facility generally is used to fund property acquisitions and development activities.  As of September 30, 2009, $37,500,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 1.25%.

Agree Realty Corporation

We also have in place our $5 million Line of Credit that was extended in October 2009 and now matures in November 2011.  The Line of Credit bears interest at the lender’s prime rate less 75 basis points or 150 basis points in excess of the one-month to twelve-month LIBOR rate, at our option.  The purpose of the Line of Credit is generally to provide working capital and fund land options and start-up costs associated with new projects.  As of September 30, 2009, $2,450,000 was outstanding under the Line of Credit bearing a weighted average interest rate of 2.50%.

The following table outlines our contractual obligations as of September 30, 2009 for the periods presented below (in thousands).

	Total	Oct 1, 2009 – Sep 30, 2010	Oct 1, 2010 – Sep 30, 2012	Oct 1, 2012 – Sep 30, 2014	Thereafter
Mortgages Payable	$65,098	$3,566	$7,867	$30,524	$23,141
Notes Payable	39,950	—	39,950	—	—
Land Lease Obligation	13,975	891	1,813	1,813	9,458
Estimated Interest Payments on Mortgages and Notes Payable	20,105	4,050	7,088	4,384	4,583

Other Long-Term Liabilities	—	—	—	—	—
Total	$139,128	$8,507	$56,718	$36,721	$37,182

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

The following table provides a reconciliation of FFO and net income for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008

Net income	$4,606,607	$4,181,712
Depreciation of real estate assets	1,393,346	1,335,135
Amortization of leasing costs	16,646	14,770

Funds from Operations	$6,016,599	$5,531,617

Weighted Average Shares and Operating Partnership Units Outstanding – Dilutive	8,411,336	8,364,085

	Nine Months Ended September 30,
	2009	2008

Net income	$13,431,362	$12,161,524
Depreciation of real estate assets	4,140,776	3,911,541
Amortization of leasing costs	49,215	44,770

Funds from Operations	$17,621,353	$16,117,835

Weighted Average Shares and Operating Partnership Units Outstanding – Dilutive	8,394,619	8,363,643

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

	Year ended September 30,
	2010	2011	2012	2013	2014	Thereafter	Total

Fixed rate mortgage	$3,086	$3,297	$3,521	$3,762	$4,018	$23,141	$40,825
Average interest rate	6.64%	6.64%	6.64%	6.64%	6.64%	6.64%	—
Variable rate mortgage	$480	$509	$540	$22,744	—	—	$24,273
Average interest rate	3.74%	3.74%	3.74%	3.74%	—	—	—
Other variable rate debt		—	$39,950	—	—	—	$39,950
Average interest rate		—	1.33%	—	—	—	—

The fair value (in thousands) is estimated at $40,103, $21,750 and $39,950 for fixed rate mortgages, variable rate mortgage and other variable rate debt, respectively, as of September 30, 2009.

The table above incorporates those exposures that exist as of September 30, 2009; it does not consider those exposures or positions, which could arise after that date.  As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

We entered into an interest rate swap agreement to hedge interest rates on $24.5 million in variable-rate borrowings outstanding. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on 1.5% plus one-month LIBOR and will pay to the counterparty a fixed rate of 3.744%. This swap effectively converted $24.5 million of variable-rate borrowings to fixed-rate borrowings.  As of September 30, 2009, the interest rate swap was valued at $104,868.  We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of September 30, 2009.

As of September 30, 2009, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an annual increase in interest expense of approximately $400,000.

ITEM 4.      CONTROLS AND PROCEDURES

Based on management’s evaluation as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer believe our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, were effective to give reasonable assurances that information we disclose in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Agree Realty Corporation

We previously reported the following material weakness in our internal controls:

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

This material weakness was first reported in our Annual Report of Form 10-K for the year ended December 31, 2004.  On July 1, 2009, we implemented changes in our internal controls over financial reporting.  These changes were designed to segregate duties in the period-end reporting process and implement controls over account reconciliations, including those resulting in routine and non-routine journal entries.  The accounting and disclosure functions previously rested primarily with our Chief Financial Officer.  With the addition of the position of Director of Finance, we have developed an internal control system that will provide efficiency and effectiveness of operations, accurate and timely financial reporting and compliance with laws and regulations.

PART II—OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are not presently involved in any litigation nor, to our knowledge, is any other litigation threatened against us, except for routine litigation arising in the ordinary course of business which is expected to be covered by our liability insurance.

ITEM 1A.       RISK FACTORS

The information presented below updates the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Risks Related to Our Business and Operations

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

Agree Realty Corporation

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

Single tenant leases involve significant risks of tenant default.

We focus our development and investment activities on ownership of real properties that are leased to a single tenant.  Therefore, the financial failure of, or other default in payment by, a single tenant under its lease is likely to cause a significant reduction in our operating cash flows from that property and a significant reduction in the value of the property, and could cause a significant reduction in our revenues and a significant impairment loss.  We may also experience difficulty or a significant delay in re-leasing such property.  The current economic conditions and the credit crisis may put financial pressure on and increase the likelihood of the financial failure of, or other default in payment by, one or more of the tenants to whom we have exposure.

Failure by any major tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, would have a material adverse effect on us.

We derive substantially all of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants.  At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition, particularly during periods of economic uncertainty.  As a result, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores or declare bankruptcy.  Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases.  In addition, lease terminations by a major tenant or a failure by that major tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases.  In that event, we may be unable to re-lease the vacated space at attractive rents or at all.  The occurrence of any of the situations described above would have a material adverse effect on our results of operations and our financial condition.

We rely significantly on three major tenants, and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.

As of September 30, 2009, we derived approximately 70% of our annualized base rent from three major tenants:

•	approximately 30% of our annualized base rent was from Walgreen Co.;

•	approximately 29% of our annualized base rent was from Borders Group, Inc.; and

Agree Realty Corporation

•	approximately 11%, of our annualized base rent was from Kmart Corporation.

In addition, a significant portion of our 2008 and 2009 development projects were for Walgreen Co.  In the event of a default by any of these tenants under their leases, we may experience delays in enforcing our rights as lessor and may incur substantial costs in protecting our investment.  Any bankruptcy, insolvency or failure to make rental payments by, or any adverse change in the financial condition of, one or more of these tenants, or any other tenant to whom we may have a significant credit concentration now or in the future, would likely result in a material reduction of our cash flows or material losses to our company.

Bankruptcy laws will limit our remedies if a tenant becomes bankrupt and rejects the lease.

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

In the event that certain tenants cease to occupy a property, although under most circumstances such a tenant would remain liable for its lease payments, such an action may result in certain other tenants at our community shopping centers having the right to terminate their leases at the affected property, which could adversely affect the future income from that property.  As of September 30, 2009, each of our 12 community shopping centers had tenants with those provisions in their leases.

Our portfolio has limited geographic diversification, which makes us more susceptible to adverse events in these areas.

Our properties are located primarily in the Midwestern United States and in particular, the State of Michigan (with 41 properties).  An economic downturn or other adverse events or conditions such as terrorist attacks or natural disasters in these areas, or any other area where we may have significant concentration now or in the future, could result in a material reduction of our cash flows or material losses to our company.

Risks associated with our development and acquisition activities.

We intend to continue development of new properties and to consider possible acquisitions of existing properties.  We anticipate that our new developments will be financed under lines of credit or other forms of construction financing that will result in a risk that permanent financing on newly developed projects might not be available or would be available only on disadvantageous terms.  In addition, new project development is subject to a number of risks, including risks of construction delays or cost overruns that may increase project costs, risks that the properties will not achieve anticipated occupancy levels or sustain anticipated rent levels, and new project commencement risks such as receipt of zoning, occupancy and other required governmental permits and authorizations and the incurrence of development costs in connection with projects that are not pursued to completion.  If permanent debt or equity financing is not available on acceptable terms to refinance new development or acquisitions undertaken without permanent financing, further development activities or acquisitions might be curtailed or cash available for distribution might be adversely affected.  Acquisitions entail risks that investments will fail to perform in accordance with expectations and that judgments with respect to the costs of improvements to bring an acquired property up to standards established for the market position intended for that property will prove inaccurate, as well as general investment risks associated with any new real estate investment.

Agree Realty Corporation

Properties that we acquire or develop may be located in new markets where we may face risks associated with investing in an unfamiliar market.

We may acquire or develop properties in markets that are new to us.  When we acquire or develop properties located in these markets, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures.

We own several of our properties subject to ground leases that expose us to the loss of such properties upon breach or termination of the ground leases and may limit our ability to sell these properties.

We own several of our properties through leasehold interests in the land underlying the buildings and we may acquire additional buildings in the future that are subject to similar ground leases.  As lessee under a ground lease, we are exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

Our ground leases contain certain provisions that may limit our ability to sell certain of our properties.  In order to assign or transfer our rights and obligations under certain of our ground leases, we generally must obtain the consent of the landlord which, in turn, could adversely impact the price realized from any such sale.

Joint venture investments will expose us to certain risks.

We may from time to time enter into joint venture transactions for portions of our existing or future real estate assets.  Investing in this manner subjects us to certain risks, among them the following:

•	We will not exercise sole decision-making authority regarding the joint venture’s business and assets and, thus, we may not be able to take actions that we believe are in our company’s best interests.

•	We may be required to accept liability for obligations of the joint venture (such as recourse carve-outs on mortgage loans) beyond our economic interest.

•	Our returns on joint venture assets may be adversely affected if the assets are not held for the long-term.

     The availability and timing of cash distributions is uncertain.

We expect to continue to pay quarterly distributions to our stockholders.  However, we bear all expenses incurred by our operations, and our funds generated by operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to our stockholders.  In addition, our board of directors, in its discretion, may retain any portion of such cash for working capital.  We cannot assure our stockholders that sufficient funds will be available to pay distributions.

     We depend on our key personnel.

Our success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, our executive officers, each of whom would be difficult to replace.  If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our executive officers or to attract suitable replacements should any members of the management group leave is dependent on the competitive nature of the employment market.  The loss of services from key members of the management group or a limitation in their availability could adversely impact our future development or acquisition operations, our financial condition and cash flows.  Further, such a loss could be negatively perceived in the capital markets.  We have not obtained and do not expect to obtain key man life insurance on any of our key personnel.

Agree Realty Corporation

     We face significant competition.

We face competition in seeking properties for acquisition and tenants who will lease space in these properties from insurance companies, credit companies, pension or private equity funds, private individuals, investment companies, other REITs and other industry participants, many of which have greater financial and other resources than we do.  There can be no assurance that we will be able to successfully compete with such entities in our development, acquisition and leasing activities in the future.

General Real Estate Risks

Our performance and value are subject to general economic conditions and risks associated with our real estate    assets.

There are risks associated with owning and leasing real estate.  Although many of our leases contain terms that obligate the tenants to bear substantially all of the costs of operating our properties, investing in real estate involves a number of risks.  Income from and the value of our properties may be adversely affected by:

•	changes in general or local economic conditions;

•	the attractiveness of our properties to potential tenants;

•	changes in supply of or demand for similar or competing properties in an area;

•	bankruptcies, financial difficulties or lease defaults by our tenants;

•	changes in operating costs and expense and our ability to control rents;

•	our ability to lease properties at favorable rental rates;

•	our ability to sell a property when we desire to do so at a favorable price;

•	unanticipated changes in costs associated with known adverse environmental conditions or retained liabilities for such conditions;

•
changes in or increased costs of compliance with governmental rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws, and our potential liability thereunder; and

•	unanticipated expenditures to comply with the Americans with Disabilities Act and other similar regulations.

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

The fact that real estate investments are relatively illiquid may reduce economic returns to investors.

We may desire to sell a property in the future because of changes in market conditions or poor tenant performance or to avail ourselves of other opportunities.  We may also be required to sell a property in the future to meet secured debt obligations or to avoid a secured debt loan default.  Real estate properties cannot always be sold quickly, and we cannot assure you that we could always obtain a favorable price, especially in light of the current global economic and financial market crisis.  We may be required to invest in the restoration or modification of a property before we can sell it.  This lack of liquidity may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on our common stock.

Agree Realty Corporation

Our ability to renew leases or re-lease space on favorable terms as leases expire significantly affects our business.

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

A property that incurs a vacancy could be difficult to sell or re-lease.

A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases.  Certain of our properties may be specifically suited to the particular needs of a tenant.  We may have difficulty obtaining a new tenant for any vacant space we have in our properties.  If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash available to be distributed to stockholders.  In addition, the resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

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

Agree Realty Corporation

A majority of our leases require our tenants to complywith environmental laws and to indemnify us against environmental liability arising from the operation of the properties. However, we could be subject to strict liability under environmental laws because we own the properties.  There is also a risk that tenants may not satisfy their environmental compliance and indemnification obligations under the leases.  Any of these events could substantially increase our cost of operations, require us to fund environmental indemnities in favor of our secured lenders and reduce our ability to service our secured debt and pay dividends to stockholders and any debt security interest payments.  Environmental problems at any properties could also put us in default under loans secured by those properties, as well as loans secured by unaffected properties.

Uninsured losses relating to real property may adversely affect our returns.

Our leases require tenants to carry comprehensive liability and extended coverage insurance on our properties.  However, there are certain losses, including losses from environmental liabilities, terrorist acts or catastrophic acts of nature, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so.  If there is an uninsured loss or a loss in excess of insurance limits, we could lose both the revenues generated by the affected property and the capital we have invested in the property.  In the event of a substantial unreimbursed loss, we would remain obligated to repay any mortgage indebtedness or other obligations related to the property.

Risks Related to Our Debt Financings

Leveraging our portfolio subjects us to increased risk of loss, including loss of properties in the event of a foreclosure.

At September 30, 2009, our ratio of indebtedness to market capitalization (assuming conversion of Operating Partnership units) was approximately 54%.  The use of leverage presents an additional element of risk in the event that (1) the cash flow from lease payments on our properties is insufficient to meet debt obligations, (2) we are unable to refinance our debt obligations as necessary or on as favorable terms or (3) there is an increase in interest rates.  If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the property could be foreclosed upon with a consequent loss of income and asset value to us.  Under the “cross-default” provisions contained in mortgages encumbering some of our properties, our default under a mortgage with a lender would result in our default under mortgages held by the same lender on other properties resulting in multiple foreclosures.

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

Covenants in our credit agreements could limit our flexibility and adversely affect our financial condition.

The terms of our credit facilities and other indebtedness require us to comply with a number of customary financial and other covenants.  These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations.  Our credit facility contains certain cross-default provisions which are triggered in the event that our other indebtedness is in default.  These cross-default provisions may require us to repay or restructure the credit facility in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.

Agree Realty Corporation

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

Risks Related to Our Corporate Structure

Our charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction.

Our charter contains a 9.8% ownership limit. Our charter, subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person to actual or constructive ownership of no more than 9.8% of the value of our outstanding shares of common stock and preferred stock, except that the any member of the Agree-Rosenberg Group (as defined in our charter) (the “Agree-Rosenberg Group”) may own up to 24%.  Our board of directors, in its sole discretion, may exempt, subject to the satisfaction of certain conditions, any person from the ownership limit. However, our board of directors may not grant an exemption from the ownership limit to any person whose ownership, direct or indirect, in excess of 9.8% of the value of our outstanding shares of common stock and preferred stock could jeopardize our status as a REIT.  These restrictions on transferability and ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT.  The ownership limit may delay or impede, and we may use the ownership limit deliberately to delay or impede, a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

We have a shareholder rights plan. Under the terms of this plan, we can in effect prevent a person or group from acquiring more than 15% of the outstanding shares of our common stock because, unless we approve of the acquisition, after the person acquires more than 15% of our outstanding common stock, all other stockholders will have the right to purchase securities from us at a price that is less than their then fair market value.  This would substantially reduce the value and influence of the stock owned by the acquiring person.  Our board of directors can prevent the plan from operating by approving the transaction in advance, which gives us significant power to approve or disapprove of the efforts of a person or group to acquire a large interest in our company.

We could issue stock without stockholder approval. Our board of directors could, without stockholder approval, issue authorized but unissued shares of our common stock or preferred stock.  In addition, our board of directors could, without stockholder approval, classify or reclassify any unissued shares of our common stock or preferred stock and set the preferences, rights and other terms of such classified or reclassified shares.  Our board of directors could establish a series of stock that could, depending on the terms of such series, delay, defer or prevent a transaction or change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Provisions of Maryland law may limit the ability of a third party to acquire control of our company.  Certain provisions of Maryland law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under certain circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter would require the recommendation of our board of directors and impose special appraisal rights and special stockholder voting requirements on these combinations; and

Agree Realty Corporation

•
“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

The business combination statute permits various exemptions from its provisions, including business combinations that are approved or exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder.  Our board of directors has exempted from the business combination provisions of the MGCL any business combination with Mr. Richard Agree or any other person acting in concert or as a group with Mr. Agree.

In addition, our bylaws contain a provision exempting from the control share acquisition statute any members of the Agree-Rosenberg Group, our other officers, our employees, any of the associates or affiliates of the foregoing and any other person acting in concert of as a group with any of the foregoing.

Additionally, Title 8, Subtitle 3 of the Maryland General Corporation Law, or MGCL, permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or our bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not currently have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price.

Our charter, our bylaws, the limited partnership agreement of our operating partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Our board of directors can take many actions without stockholder approval.

Our board of directors has overall authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility.  For example, our board of directors can do the following:

•
change our investment and financing policies and our policies with respect to certain other activities, including our growth, debt capitalization, distributions, REIT status and investment and operating policies;

•
within the limits provided in our charter, prevent the ownership, transfer and/or accumulation of shares in order to protect our status as a REIT or for any other reason deemed to be in the best interests of us and our stockholders;

•	issue additional shares without obtaining stockholder approval, which could dilute the ownership of our then-current stockholders;

•	amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series, without obtaining stockholder approval;

•
classify or reclassify any unissued shares of our common stock or preferred stock and set the preferences, rights and other terms of such classified or reclassified shares, without obtaining stockholder approval;

•	employ and compensate affiliates;

Agree Realty Corporation

•	direct our resources toward investments that do not ultimately appreciate over time;

•	change creditworthiness standards with respect to third-party tenants; and

•	determine that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT.

Any of these actions could increase our operating expenses, impact our ability to make distributions or reduce the value of our assets without giving our stockholders the right to vote.

Future offerings of debt and equity may not be available to us or may adversely affect the market price of our common stock.

We expect to continue to increase our capital resources by making additional offerings of equity and debt securities in the future, which would include classes of preferred stock, common stock and senior or subordinated notes.  Our ability to raise additional capital may be adversely impacted by market conditions, and we do not know when market conditions will stabilize or improve.  All debt securities and other borrowings, as well as all classes of preferred stock, will be senior to our common stock in a liquidation of our company.  Additional equity offerings could dilute our stockholders’ equity, reduce the market price of shares of our common stock, or be of preferred stock having a distribution preference that may limit our ability to make distributions on our common stock.  Continued market dislocations could cause use to seek sources of potentially less attractive capital.  Our ability to estimate the amount, timing or nature of additional offerings is limited as these factors will depend upon market conditions and other factors.

The market price of our stock may vary substantially.

The market price of our common stock could be volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects.  Among the market conditions that may affect the market price of our common stock are the following:

•	our financial condition and operating performance and the performance of other similar companies;

•	actual or anticipated variations in our quarterly results of operations;

•	the extent of investor interest in our company, real estate generally or commercial real estate specifically;

•
the reputation of REITs generally and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes; and

•	announcements by us or our competitors of acquisitions, investments or strategic alliances.

Certain officers and directors may have interests that conflict with the interests of stockholders.

Certain of our officers and members of our board of directors own operating partnership units in our Operating Partnership.  These individuals may have personal interests that conflict with the interests of our stockholders with respect to business decisions affecting us and our Operating Partnership, such as interests in the timing and pricing of property sales or refinancings in order to obtain favorable tax treatment.  As a result, the effect of certain transactions on these unit holders may influence our decisions affecting these properties.

Agree Realty Corporation

Federal Income Tax Risks

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes and to maintain our exemption from the 1940 Act, we must continually satisfy numerous income, asset and other tests, thus having to forgo investments we might otherwise make and hindering our investment performance.

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We will be subject to increased taxation if we fail to qualify as a REIT for federal income tax purposes.  Although we believe that we are organized and operate in such a manner so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), no assurance can be given that we will remain so qualified.  Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations.  The complexity of these provisions and applicable Treasury Regulations is also increased in the context of a REIT that holds its assets in partnership form.  The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT.  A REIT generally is not taxed at the corporate level on income it distributes to its stockholders, as long as it distributes annually at least 100% of its taxable income to its stockholders.  We have not requested and do not plan to request a ruling from the Internal Revenue Service that we qualify as a REIT.

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

Changes in tax laws may prevent us from maintaining our qualification as a REIT.

As we have previously described, we intend to maintain our qualification as a REIT for federal income tax purposes. However, this intended qualification is based on the tax laws that are currently in effect. We are unable to predict any future changes in the tax laws that would adversely affect our status as a REIT. If there is a change in the tax laws that prevent us from qualifying as a REIT or that requires REITs generally to pay corporate level income taxes, we may not be able to make the same level of distributions to our stockholders.

Agree Realty Corporation

An investment in our stock has various tax risks that could affect the value of your investment, including the  treatment of distributions in excess of earnings and the inability to apply “passive losses” against distributions.

An investment in our stock has various tax risks. Distributions in excess of current and accumulated earnings and profits, to the extent that they exceed the adjusted basis of an investor’s stock, will be treated as long-term capital gain (or short-term capital gain if the shares have been held for less than one year). Any gain or loss realized upon a taxable disposition of shares by a stockholder who is not a dealer in securities will be treated as a long-term capital gain or loss if the shares have been held for more than one year, and otherwise will be treated as short-term capital gain or loss. Distributions that we properly designate as capital gain distributions will be treated as taxable to stockholders as gains (to the extent that they do not exceed our actual net capital gain for the taxable year) from the sale or disposition of a capital asset held for greater than one year. Distributions we make and gain arising from the sale or exchange by a stockholder of shares of our stock will not be treated as passive income, meaning stockholders generally will not be able to apply any “passive losses” against such income or gain.

Excessive non-real estate asset values may jeopardize our REIT status.

In order to qualify as a REIT, at least 75% of the value of our assets must consist of investments in real estate, investments in other REITs, cash and cash equivalents, and government securities. Therefore, the value of any properties we own that are not considered real estate assets for federal income tax purposes must represent in the aggregate less than 25% of our total assets. In addition, under federal income tax law, we may not own securities in any one issuer (other than a REIT, a qualified REIT subsidiary or a TRS) which represent in excess of 10% of the voting securities or 10% of the value of all securities of any one issuer, or which have, in the aggregate, a value in excess of 5% of our total assets, and we may not own securities of one or more TRSs which have, in the aggregate, a value in excess of 25% of our total assets.  We may invest in securities of another REIT, and our investment may represent in excess of 10% of the voting securities or 10% of the value of the securities of the other REIT. If the other REIT were to lose its REIT status during a taxable year in which our investment represented in excess of 10% of the voting securities or 10% of the value of the securities of the other REIT as of the close of a calendar quarter, we may lose our REIT status.

Compliance with the asset tests is determined at the end of each calendar quarter. Subject to certain mitigation provisions, if we fail to meet any such test at the end of any calendar quarter, we will cease to qualify as a REIT.

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

Future distributions may include a significant portion as a return of capital.

Our distributions may exceed the amount of our income as a REIT. If so, the excess distributions will be treated as a return of capital to the extent of the stockholder’s basis in our stock, and the stockholder’s basis in our stock will be reduced by such amount. To the extent distributions exceed a stockholder’s basis in our stock, the stockholder will recognize capital gain, assuming the stock is held as a capital asset.

Our ownership of and relationship with any TRS which we recently formed or acquire in the future will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT.  Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.  A TRS will typically pay federal, state and local income tax at regular corporate rates on any income that it earns.  In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.  The TRS that we recently formed will pay federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but will not be required to be distributed to us.  There can be no assurance that we will be able to comply with the 25% limitation discussed above or to avoid application of the 100% excise tax discussed above.

Agree Realty Corporation

Liquidation of our assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any gain if we sell assets in transactions that are considered to be “prohibited transactions,” which are explained in the risk factor below.

We may be subject to other tax liabilities even if we qualify as a REIT.

Even if we qualify as a REIT for federal income tax purposes, we will be required to pay certain federal, state and local taxes on our income and property.  For example, we will be subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including capital gains).  Additionally, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.  Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax.  In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business.  The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale.  While we will undertake sales of assets if those assets become inconsistent with our long-term strategic or return objectives, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise.  The need to avoid prohibited transactions could cause us to forego or defer sales of properties that might otherwise be in our best interest to sell.

In addition, any net taxable income earned directly by our TRS, or through entities that are disregarded for federal income tax purposes as entities separate from our TRS, will be subject to federal and possibly state corporate income tax.  To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations.

The maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates were reduced in recent years to 15% (through 2010). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our stock.

Our ownership limit contained in our charter may be ineffective to preserve our REIT status.

In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year (the “5/50 Rule”).  Individuals for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts.  In order to preserve our REIT qualification, our charter generally prohibits (i) any member of the Agree-Rosenberg Group from directly or indirectly owning more than 24% of the value of our outstanding stock and (ii) any other person from directly or indirectly owning more than 9.8% of the value of our outstanding stock in value of the outstanding shares of our capital stock.  Because of the way our ownership limit is written, including because of the limit on persons other than a member of the Agree-Rosenberg Group is not less than 9.8%, our charter limitation may be ineffective to ensure that we do not violate the 5/50 Rule.

Agree Realty Corporation

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute qualifying income for purposes of income tests that apply to us as a REIT.  To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of the income tests.  As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRSs.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

Agree Realty Corporation

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation and Articles of Amendment (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-11 (Registration Statement No. 33-73858, as amended)

3.2	Articles Supplementary, establishing the terms of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on December 9, 2008)

3.3	Articles Supplementary, classifying additional shares of Common Stock and Excess Stock (incorporated by reference to Exhibit 3.2 to our Form 8-K filed on December 9, 2008)

3.4	Bylaws (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2006)

*10.1
Amendment to the Third Amended and Restated Line of Credit Agreement, dated April 25, 2008, by and between Agree Realty Corporation, Agree Limited Partnership and LaSalle Bank Midwest National Association, individually and as agent for the lenders and together with Fifth Third Bank.

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

*    Filed herewith

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

Date: November 4, 2009