Form 10-K
period 2009-12-31
AGREE REALTY CORP
filed 2010-03-12
CIK 917251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was approximately $150,151,551 as of June 30, 2009, based on the closing price of $18.33 on the New York Stock Exchange on that date.

At February 26, 2010, there were 8,271,464 shares of common stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholder meeting to be held in 2010 are incorporated by reference into Part III of this Form 10-K as noted herein.

TABLE OF CONTENTS

PART I

FORWARD LOOKING STATEMENTS

          Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Securities Exchange Act”). These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Although the forward-looking statements made in this report are based on good faith beliefs, reasonable assumptions and our best judgment reflecting current information, certain factors could cause actual results to differ materially from such forward–looking statements, including but not limited to: the ongoing U.S. recession, the existing global credit and financial crisis and other changes in general economic, financial and real estate market conditions; risks that our acquisition and development projects will fail to perform as expected; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; loss or bankruptcy of one or more of our major retail tenants; a failure of our properties to generate additional income to offset increases in operating expenses; and other factors discussed in Item 1A. “Risk Factors” and elsewhere in this report and in subsequent filings with the Securities and Exchange Commission (“SEC”).  Given these uncertainties, you should not place undue reliance on our forward-looking statements.  Except as required by law, we assume no obligation to update these forward–looking statements, even if new information becomes available in the future.

Item 1.	BUSINESS

General

Agree Realty Corporation, a Maryland corporation, is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”).  The terms “Registrant”, “Company”, “we”, “our” or “us” refer to Agree Realty Corporation and/or its majority owned operating partnership, Agree Limited Partnership (“Operating Partnership”), and/or its majority owned and controlled subsidiaries, including its qualified taxable REIT subsidiaries (“TRS”), as the context may require.  Our assets are held by and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 95.93% interest as of December 31, 2009.  Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership.

We are focused primarily on the ownership, development, acquisition and management of retail properties net leased to national tenants.  We were incorporated in December 1993 to continue and expand the business founded in 1971 by our current Chief Executive Officer and Chairman, Richard Agree.  We specialize in developing retail properties for national tenants who have executed long-term net leases prior to the commencement of construction.  As of December 31, 2009, approximately 89% of our annualized base rent was derived from national tenants.  As of December 31, 2009, approximately 70% of our annualized base rent was derived from our top three tenants:  Walgreen Co. (“Walgreen”) – 30%; Borders Group, Inc. (“Borders”) – 29%; and Kmart Corporation (“Kmart”) - 11%.

At December 31, 2009, our portfolio consisted of 73 properties, located in 16 states containing an aggregate of approximately 3.5 million square feet of gross leasable area (“GLA”).  As of December 31, 2009, our portfolio included 61 freestanding net leased properties and 12 community shopping centers that were 98.1% leased with a weighted average lease term of approximately 10.3 years remaining.  All of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses including property taxes, insurance and maintenance.  We believe this strategy provides a generally consistent source of income and cash for distributions.  See Item 2. “Properties” for a summary of our developments and acquisitions in 2009, as well as other information regarding our tenants, leases and properties as of December 31, 2009.

We expect to continue to grow our asset base primarily through the development of retail properties that are pre-leased on a long-term basis to national tenants.  We focus on development because we believe, based on our historical returns we have been able to achieve, it generally provides us a higher return on investment than the acquisition of similarly located properties and does not entail the risk associated with speculative development. Since our initial public offering in 1994, we have developed 60 of our 73 properties, including 48 of our 61 freestanding properties and all 12 of our community shopping centers.  As of December 31, 2009, the properties that we developed accounted for approximately 84% of our annualized base rent.  We expect to continue to expand our tenant relationships and diversify our tenant base to include other quality national tenants.

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

Financing Strategy

The majority of our mortgage indebtedness is fixed rate, non-recourse and long-term in nature.  Whenever feasible, we enter into long-term financing for our properties to match the underlying long-term leases.  We intend to limit our floating rate debt to borrowings under our credit facilities, which are primarily used to finance new development and acquisitions.  Once development of a project is completed, we typically consider refinancing this floating rate debt with fixed rate, non-recourse debt.  As of December 31, 2009, our total mortgage debt was approximately $75.6 million with a weighted average maturity of 8.8 years.  Of this total mortgage indebtedness, approximately $51.4 million is fixed rate, self–amortizing debt with a weighted average interest rate of 6.56% and a weighted average maturity of 11.3 years.  The remaining mortgage debt of approximately $24.2 million bears interest at 150 basis points over LIBOR or 1.74% as of December 31, 2009 and has a maturity date of July 14, 2013, which can be extended at our option for two additional years.  In January 2009, we entered into an interest rate swap agreement that fixes the interest rate during the initial term of the variable interest mortgage at 3.744%.   In addition to our mortgage debt, we had $29.0 million outstanding under our credit facilities as of December 31, 2009 with a weighted average interest rate of 1.26%.  We intend to maintain a ratio of total indebtedness (including construction and acquisition financing) to market capitalization of 65% or less.  At December 31, 2009, our ratio of indebtedness to market capitalization assuming the conversion of our operating partnership units, was approximately 52.5%.  The decrease in our ratio of indebtedness to market capitalization from 2008 to 2009 was primarily the result of an increase in the market price of our common stock.

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

Major Tenants

As of December 31, 2009, approximately 69% of our GLA was leased to Walgreen, Borders, and Kmart and approximately 70% of our total annualized base rents were attributable to these tenants.  At December 31, 2009, Walgreen occupied approximately 12% of our GLA and accounted for approximately 30% of the annualized base rent.  At December 31, 2009, Borders occupied approximately 28% of our GLA and accounted for approximately 29% of the annualized base rent.  At December 31, 2009, Kmart occupied approximately 29% of our GLA and accounted for approximately 11% of the annualized base rent.  No other tenant accounted for more than 10% of gross leasable area or annualized base rent in 2009.  The loss of any of these anchor tenants or a significant number of their stores, or the inability of any of them to pay rent, would have a material adverse effect on our business.

Tax Status

We have operated and intend to operate in a manner to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).  In order to maintain qualification as a REIT, we must, among other things, distribute at least 90% of our REIT taxable income and meet certain asset and income tests.  Additionally, our charter limits ownership of our Company, directly or constructively, by any single person to 9.8% of the value of our outstanding common stock and preferred stock, subject to certain exceptions.  As a REIT, we are not subject to federal income tax with respect to that portion of our income that meets certain criteria and is distributed annually to the stockholders.

We established TRS entities pursuant to the provisions of the REIT Modernization Act.  Our TRS entities are able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations.  As a result, certain activities of our Company which occur within our TRS entities are subject to federal and state income taxes.

Competition

The U.S. commercial real estate investment market continues to be highly competitive.  We actively compete with many other entities engaged in the development, acquisition and operation of commercial properties.  As such, we compete for a limited supply of properties and financing for these properties.  Investors include large institutional investors, insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs, many of which have greater financial and other resources than we do.  There can be no assurance that we will be able to compete successfully with such entities in our development, acquisition and leasing activities in the future.

Potential Environmental Risks

Investments in real property create a potential for environmental liability on the part of the owner or operator of such real property.  If hazardous substances are discovered on or emanating from a property, the owner or operator of the property may be held strictly liable for all costs and liabilities relating to such hazardous substances.  We have obtained a Phase I environmental study (which involves inspection without soil sampling or ground water analysis) conducted by independent environmental consultants on each of our properties.  Furthermore, we have adopted a policy of conducting a Phase I environmental study on each property we acquire and if necessary conducting additional investigation as warranted.

We conducted Phase I environmental studies on the five properties we developed in 2009. The results of the Phase I studies indicated that in three of our developments no further action was required, including no further soil sampling or ground water analysis.  On the remaining two developments, in addition to the Phase I environmental study, we conducted additional investigation including in one instance a Phase II environmental assessment and in two instances base line environmental assessments were performed.  In addition, we have no knowledge of any hazardous substances existing on any of our properties in violation of any applicable laws; however, no assurance can be given that such substances are not located on any of the properties.  We carry no insurance coverage for the types of environmental risks described above.

We believe that we are in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances.  Furthermore, we have not been notified by any governmental authority of any noncompliance, liability or other claim in connection with any of the properties.

Employees

As of February 26, 2010, we employed 10 persons.  Employee responsibilities include accounting, construction, leasing, property coordination and administrative functions for the properties.  Our employees are not covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory.

Financial Information About Industry Segments

We are in the business of development, acquisition and management of freestanding net leased properties and community shopping centers.  We consider our activities to consist of a single industry segment.  See the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.

Available Information

Our headquarters are located at 31850 Northwestern Highway, Farmington Hills, MI  48334 and our telephone number is (248) 737-4190.  Our web site address is www.agreerealty.com.  Our reports electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act can be accessed through this site, free of charge, as soon as reasonably practicable after we electronically file or furnish such reports.  These filings are also available on the SEC’s website at www.sec.gov.

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

As of December 31, 2009, we derived approximately 70% of our annualized base rent from three major tenants:

•	approximately 30% of our annualized base rent was from Walgreen;

•	approximately 29% of our annualized base rent was from Borders; and

•	approximately 11%, of our annualized base rent was from Kmart.

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

As discussed in more detail below under Item 2. “Properties—Development and Acquisition Summary,” Borders reported its annual net (loss) for its 2008 fiscal year ended January 31, 2009 was approximately ($187 million).

Bankruptcy laws will limit our remedies if a tenant becomes bankrupt and rejects the lease.

If a tenant becomes bankrupt or insolvent, that could diminish the income we receive from that tenant’s leases.  We may not be able to evict a tenant solely because of its bankruptcy.  On the other hand, a bankruptcy court might authorize the tenant to terminate its leases with us.  If that happens, our claim against the bankrupt tenant for unpaid future rent would be an unsecured prepetition claim subject to statutory limitations, and therefore such amounts received in bankruptcy are likely to be substantially less than the remaining rent we otherwise were owed under the leases.  In addition, any claim we have for unpaid past rent could be substantially less than the amount owed.  Circuit City, a tenant who occupied one location in our portfolio filed for bankruptcy protection in December 2008 and is in the process of liquidation.

Certain of our tenants at our community shopping centers have the right to terminate their leases if other tenants cease to occupy a property.

In the event that certain tenants cease to occupy a property, although under most circumstances such a tenant would remain liable for its lease payments, such an action may result in certain other tenants at our community shopping centers having the right to terminate their leases at the affected property, which could adversely affect the future income from that property.  As of December 31, 2009, each of our 12 community shopping centers had tenants with those provisions in their leases.

Our portfolio has limited geographic diversification, which makes us more susceptible to adverse events in these areas.

Our properties are located primarily in the Midwestern United States and in particular, the State of Michigan (with 42 properties).  An economic downturn or other adverse events or conditions such as terrorist attacks or natural disasters in these areas, or any other area where we may have significant concentration now or in the future, could result in a material reduction of our cash flows or material losses to our company.

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

General Real Estate Risk

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

The global economic and financial market crisis has exacerbated many of the foregoing risks.  If a tenant fails to perform on its lease covenants, that would not excuse us from meeting any mortgage debt obligation secured by the property and could require us to fund reserves in favor of our mortgage lenders, thereby reducing funds available for payment of cash dividends on our shares of common stock.

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

A majority of our leases require our tenants to comply with environmental laws and to indemnify us against environmental liability arising from the operation of the properties. However, we could be subject to strict liability under environmental laws because we own the properties.  There is also a risk that tenants may not satisfy their environmental compliance and indemnification obligations under the leases.  Any of these events could substantially increase our cost of operations, require us to fund environmental indemnities in favor of our secured lenders and reduce our ability to service our secured debt and pay dividends to stockholders and any debt security interest payments.  Environmental problems at any properties could also put us in default under loans secured by those properties, as well as loans secured by unaffected properties.

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

At December 31, 2009, our ratio of indebtedness to market capitalization (assuming conversion of Operating Partnership units) was approximately 53%.  The use of leverage presents an additional element of risk in the event that (1) the cash flow from lease payments on our properties is insufficient to meet debt obligations, (2) we are unable to refinance our debt obligations as necessary or on as favorable terms or (3) there is an increase in interest rates.  If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the property could be foreclosed upon with a consequent loss of income and asset value to us.  Under the “cross-default” provisions contained in mortgages encumbering some of our properties, our default under a mortgage with a lender would result in our default under mortgages held by the same lender on other properties resulting in multiple foreclosures.

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

We have a staggered board.  Our directors are divided into three classes serving three-year staggered terms.  The staggering of our board of directors may discourage offers for our company or make an acquisition more difficult, even when an acquisition is in the best interest of our stockholders.

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

Additionally, Title 3, Subtitle 8 of the Maryland General Corporation Law, or MGCL, permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or our bylaws, to implement takeover defenses.  These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price.

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

We expect to continue to increase our capital resources by making additional offerings of equity and debt securities in the future, which would include classes of preferred stock, common stock and senior or subordinated notes.  Our ability to raise additional capital may be adversely impacted by market conditions, and we do not know when market conditions will stabilize or improve.  All debt securities and other borrowings, as well as all classes of preferred stock, will be senior to our common stock in a liquidation of our company.  Additional equity offerings could dilute our stockholders’ equity, reduce the market price of shares of our common stock, or be of preferred stock having a distribution preference that may limit our ability to make distributions on our common stock.  Continued market dislocations could cause us to seek sources of potentially less attractive capital.  Our ability to estimate the amount, timing or nature of additional offerings is limited as these factors will depend upon market conditions and other factors.

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

We will be subject to increased taxation if we fail to qualify as a REIT for federal income tax purposes.  Although we believe that we are organized and operate in such a manner so as to qualify as a REIT under the Internal Revenue Code, no assurance can be given that we will remain so qualified.  Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations.  The complexity of these provisions and applicable Treasury Regulations is also increased in the context of a REIT that holds its assets in partnership form.  The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT.  A REIT generally is not taxed at the corporate level on income it distributes to its stockholders, as long as it distributes annually at least 100% of its taxable income to its stockholders.  We have not requested and do not plan to request a ruling from the Internal Revenue Service that we qualify as a REIT.

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

In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year (the “5/50 Rule”).  Individuals for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts.  In order to preserve our REIT qualification, our charter generally prohibits (i) any member of the Agree-Rosenberg Group from directly or indirectly owning more than 24% of the value of our outstanding stock and (ii) any other person from directly or indirectly owning more than 9.8% of the value of our outstanding common stock and preferred stock, subject to certain exceptions.  Because of the way our ownership limit is written, including because of the limit on persons other than a member of the Agree-Rosenberg Group is not less than 9.8%, our charter limitation may be ineffective to ensure that we do not violate the 5/50 Rule.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute qualifying income for purposes of income tests that apply to us as a REIT.  To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of the income tests.  As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRSs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our properties consist of 61 freestanding net leased properties and 12 community shopping centers that, as of December 31, 2009, were 98.1% leased, with a weighted average lease term of 10.3 years.  Approximately 89% of our annualized base rent was attributable to national retailers.  Among these retailers are Walgreen, Borders and Kmart which, at December 31, 2009, collectively represented approximately 70% of our annualized base rent.  A majority of our properties were built for or are leased to national tenants who require a high quality location with strong retail characteristics.  We developed 48 of our 61 freestanding properties and all 12 of our community shopping centers.  Properties we have developed (including our community shopping centers) account for approximately 84% of our annualized base rent as of December 31, 2009.  Our 61 freestanding properties are comprised of 60 retail locations and Borders’ corporate headquarters.  See Notes 4 and 5 to the Consolidated Financial Statements included herein for information regarding mortgage debt and other debt related to our properties.

A substantial portion of our income consists of rent received under net leases.  A majority of our leases provide for the payment of fixed base rentals monthly in advance and for the payment by tenants of a pro rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping center as well as payment to us of a percentage of the tenant’s sales.  We received percentage rents of $15,366, $15,396 and $37,111 for the fiscal years 2009, 2008 and 2007, respectively.  Included in those amounts were percentage rents from Kmart of $-0-, $-0- and $10,221 for fiscal years 2009, 2008 and 2007, respectively.  Leases with Borders do not contain percentage rent provisions.  Leases with Walgreen do contain percentage rent provisions; however, no percentage rent was received from Walgreen during these periods.  Some of our leases require us to make roof and structural repairs, as needed.

Development and Acquisition Summary

During 2009, we completed the following developments and redevelopments:

Tenant(s)	Location	Cost
Walgreen (drug store)	Brighton, Michigan	$4.2 million
Walgreen (drug store)	Silver Spring Shores, Florida	$4.5 million
Walgreen (drug store)	Port St John, Florida	$4.7 million
Walgreen (drug store)	Lowell, Michigan	$2.8 million
Chase (retail bank)	Southfield, Michigan	$1.3 million

During 2009, we commenced the following developments:

Tenant(s)	Location	Budgeted Cost	Anticipated Completion
Walgreen (drug store)	Ann Arbor, Michigan	$3.3 million	Third quarter 2010
Walgreen (drug store)	St Augustine Shores, Florida	$3.5 million	Fourth quarter 2010
Walgreen (drug store)	Atlantic Beach, Florida	$3.5million	Third quarter 2010

We did not complete or commence any acquisitions in 2009.  We did not sell any properties in 2009.

Major Tenants

The following table sets forth certain information with respect to our major tenants:

	Number of Leases	Annualized Base Rent as of December 31, 2009	Percent of Total Annualized Base Rent as of December 31, 2009
Walgreen	28	$10,246,099	30%
Borders	18	9,938,796	29
Kmart	12	3,847,911	11
Total	58	$24,032,806	70%

Walgreen is a leader of the U.S. chain drugstore industry and trades on the New York Stock Exchange under the symbol “WAG”.  Walgreen operated 7,496 locations in 50 states, the District of Columbia, Puerto Rico and Guam and had total assets of approximately $25.1 billion as of August 31, 2009.  As of February 10, 2010, Walgreen’s long-term debt had a Standard and Poor’s rating of A+ and a Moody’s rating of A2 . For its fiscal year ended August 31, 2009, Walgreen reported that its annual net sales were $63.3 billion, its annual net income was $2.0 billion and it had stockholders’ equity of $14.4 billion.

Borders trades on the New York Stock Exchange under the symbol “BGP”.  Borders is the second largest operator of book, music and movie superstores and the largest operator of mall-based bookstores in the world based upon both sales and number of stores.  At January 31, 2009, Borders operated 518 superstores under the Borders name, including 515 in the United States.  Borders also operated 386 mall-based and other bookstores, including stores operated under the Waldenbooks, Borders Express and Borders Outlet names as well as Borders-branded airport stores.  Borders employed approximately 25,600 people worldwide as of such date.  Borders has reported that its annual revenues for its 2008 fiscal year ended January 31, 2009 were approximately $3.3 billion, its annual net (loss) for 2008 was approximately ($187 million) and its total stockholders’ equity at fiscal year end 2008 was approximately of $263 million.

Kmart is a mass merchandising company that offers customers quality products through a portfolio of brands and labels. As of October 31, 2009, Kmart operated approximately 1,380 stores across 49 states, Guam, Puerto Rico and the U.S. Virgin Islands.  Kmart is a wholly-owned subsidiary of Sears Holdings Corporation (“Sears”), which trades on the Nasdaq stock market under the symbol “SHLD”.  Sears is a broadline retailer with approximately 2,300 full-line and 1,200 specialty retail stores in the United States operating through Kmart and Sears and approximately 380 full-line and specialty retail stores in Canada operating through Sears Canada, Inc. (“Sears Canada”), a 70%-owned subsidiary.  As of October 31, 2009, Sears had total assets of $27.1 billion, total liabilities of $17.8 billion and stockholders equity of $9.3 billion.  All of our Kmart properties are in the traditional Kmart format and these Kmart properties average 85,000 square feet per property.

The financial information set forth above with respect to Walgreen, Borders and Kmart was derived from the annual reports on Form 10-K filed by Borders and Walgreen with the SEC with respect to their 2008 fiscal years and the quarterly report on form 10-Q filed by Sears Holdings Corporation with the SEC with respect to the third quarter of 2009.  Additional information regarding Borders, Walgreen or Kmart may be found in their respective public filings.  These filings can be accessed at www.sec.gov.  We are unable to confirm, and make no representations with respect to, the accuracy of these reports and therefore you should not place undue reliance on such information as it pertains to our operations.

Location of Properties in the Portfolio

State	Number of Properties	Total Gross Leasable Area (Sq. feet)	Percent of GLA Leased on December 31, 2009
California	1	38,015	100%
Florida	7	298,458	89
Georgia	1	14,820	100
Illinois	1	20,000	90
Indiana	2	15,844	100
Kansas	2	45,000	100
Kentucky	1	116,212	100
Maryland	2	53,000	100
Michigan	42	2,126,184	99
Nebraska	2	55,000	100
New Jersey	1	10,118	100
New York	2	27,626	100
Ohio	1	21,000	100
Oklahoma	4	99,282	100
Pennsylvania	1	28,604	100
Wisconsin	3	523,036	98
Total/Average	73	3,492,199	98%

Lease Expirations

The following table shows lease expirations for our community shopping centers and wholly-owned freestanding properties, assuming that none of the tenants exercise renewal options.

		December 31, 2009
		Gross Leasable Area		Annualized Base Rent
Expiration Year	Number of Leases Expiring	Square Footage	Percent of Total	Amount	Percent of Total
2010	9	182,100	5.3%	$1,017,912	3.0%
2011	23	136,636	4.0%	1,110,428	3.2%
2012	28	267,986	7.8%	1,375,067	4.0%
2013	20	314,713	9.2%	1,662,241	4.8%
2014	9	190,458	5.6%	985,856	2.9%
2015	18	768,841	22.4%	5,443,351	15.8%
2016	7	124,841	3.6%	1,922,928	5.6%

		December 31, 2009
		Gross Leasable Area		Annualized Base Rent
Expiration Year	Number of Leases Expiring	Square Footage	Percent of Total	Amount	Percent of Total
2017	4	30,844	0.9%	351,995	1.0%
2018	13	249,732	7.3%	4,396,756	12.8%
2019	6	70,170	2.0%	1,741,879	5.1%
Thereafter	41	1,090,336	31.9%	14,341,431	41.8%
Total	178	3,426,657	100.0%	$34,349,844	100.0%

We have made preliminary contact with the nine tenants whose leases expire in 2010.  Of those tenants, three tenants, at their option, have the right to extend their lease term and six tenants have leases expiring in 2010.  We expect two tenants, to terminate their leases in 2010 and seven tenants to extend their leases or enter into lease extensions.

Annualized Base Rent of our Properties

The following is a breakdown of base rents in place at December 31, 2009 for each type of retail tenant:

Type of Tenant	Annualized Base Rent	Percent of Annualized Base Rent
National(1)	$30,614,320	89%
Regional(2)	2,659,992	8
Local	1,075,532	3
Total	$34,349,844	100%

(1)
Includes the following national tenants:  Walgreen, Borders, Kmart, Wal-Mart, Fashion Bug, Rite Aid, JC Penney, Avco Financial, GNC Group, Radio Shack, Super Value, Maurices, Payless Shoes, Blockbuster Video, Family Dollar, H&R Block, Sally Beauty, Jo Ann Fabrics, Staples, Best Buy, Dollar Tree, TGI Friday’s and Pier 1 Imports.

(2)	Includes the following regional tenants: Roundy’s Foods, Meijer, Dunham’s Sports, Christopher Banks and Beall’s Department Stores.

Freestanding Properties

At December 31, 2009, our 61 of freestanding properties were leased to Walgreen (27), Borders (18),  Rite Aid (7), Kmart (2), JP Morgan Chase (1), Fajita Factory (1), Citizens Bank (1), Lake Lansing RA Associates, LLC (1),  Meijer (1), Wal-Mart (Sam’s Club) (1). Our freestanding properties provided $24,264,289, or approximately 70.6%, of our annualized base rent as of December 31, 2009, at an average base rent per square foot of $14.90.  These properties contain, in the aggregate, 1,629,543 square feet of GLA or approximately 46.7% of our total GLA as of December 31, 2009.  Our freestanding properties tend to have high traffic counts, are generally located in densely populated areas and are leased to a single tenant on a long term basis.  Of our 61 freestanding properties, 48 were developed by us.  As of December 31, 2009, we had one vacant free standing property.  Our freestanding properties had a weighted average lease term of 12.6 years as of December 31, 2009.

Our freestanding properties range in size from 4,426 to 458,729 square feet of GLA and are located in the following states: California (1), Florida (6), Georgia (1), Indiana (2), Kansas (2), Maryland (2), Michigan (36), Nebraska (2), New Jersey (1), New York (2), Ohio (1), Oklahoma (4) and Pennsylvania (1).

Freestanding Properties

Tenant	Location	Year Completed/ Expanded	Total GLA	Lease Expiration(2) (Option expiration)
Borders (1)	Aventura, FL	1996	30,000	Jan 31, 2016 (2036)
Borders	Columbus, OH	1996	21,000	Jan 23, 2016 (2036)
Borders	Monroeville, PA	1996	28,604	Nov 8, 2016 (2036)
Borders	Norman, OK	1996	24,641	Sep 20, 2016 (2036)
Borders (8)	Omaha, NE	1995	30,000	Nov 3, 2015 (2035)
Borders	Santa Barbara, CA	1995	38,015	Nov 17, 2015 (2035)
Borders (8)	Wichita, KS	1995	25,000	Nov 10, 2015 (2035)
Borders (8)	Lawrence, KS	1997	20,000	Oct 16, 2022 (2042)
Borders	Tulsa, OK	1998	25,000	Sep 30, 2018 (2038)
Borders (8)	Oklahoma City, OK	2002	24,641	Jan 31, 2018 (2038)
Borders (8)	Omaha, NE	2002	25,000	Jan 31, 2018 (2038)
Borders (8)	Indianapolis, IN	2002	15,844	Dec 31, 2017 (2038)
Borders (8)	Columbia, MD	1999	28,000	Jan 31, 2018 (2038)
Borders (8)	Germantown, MD	2000	25,000	Jan 31, 2018 (2038)
Borders Headquarters (8)	Ann Arbor, MI	1996/1998	458,729	Jan 29, 2023 (2043)
Borders	Tulsa, OK	1996	25,000	Sep 30, 2018 (2038)
Borders (8)	Boynton Beach, FL	1996	20,745	July 20, 2024 (2044)
Borders (8)	Ann Arbor, MI	1996	110,000	Jan 31, 2025 (2045)
Citizens Bank	Flint, MI	2003	4,426	Apr 15, 2023
Rite Aid (8)	Webster, NY	2004	13,813	Feb 24, 2024 (2044)
Rite Aid (8)	Albion, NY	2004	13,813	Oct 12, 2024 (2044)
Fajita Factory	Lansing, MI	2004	Note (3)	Aug 31, 2014 (2032)

Lake Lansing RA Associates, LLC	East Lansing, MI	2004	Note (4)	Dec 31, 2028 (2078)
Kmart	Grayling, MI	1984	52,320	Sep 30, 2009 (2059)
Kmart	Oscoda, MI	1984/1990	90,470	Sep 30, 2009 (2059)
Meijer	Plainfield, IN	2007	Note (5)	Nov 5, 2027 (2047)
Rite Aid (8)	Canton Twp, MI	2003	11,180	Oct 31, 2019 (2049)
Rite Aid (8)	Roseville, MI	2005	11,060	June 30, 2025 (2050)
Rite Aid	Mt Pleasant, MI	2005	11,095	Nov 30, 2025 (2065)
Rite Aid	N Cape May, NJ	2005	10,118	Nov 30, 2025 (2065)
Rite Aid (8)	Summit Twp, MI	2006	11,060	Oct 31, 2019 (2039)
Sam’s Club	Roseville, MI	2002	Note (6)	Aug 4, 2022 (2082)
Walgreen (8)	Waterford, MI	1997	13,905	Feb 28, 2018 (2058)
Walgreen (8)	Chesterfield, MI	1998	13,686	July 31, 2018 (2058)
Walgreen (8)	Pontiac, MI	1998	13,905	Oct 31, 2018 (2058)
Walgreen (8)	Grand Blanc, MI	1998	13,905	Feb 28, 2019 (2059)
Walgreen (8)	Rochester, MI	1998	13,905	June 30, 2019 (2059)
Walgreen (8)	Ypsilanti, MI	1999	15,120	Dec 31, 2019 (2059)
Walgreen (1) (8)	Petoskey, MI	2000	13,905	Apr 30, 2020 (2060)
Walgreen (8)	Flint, MI	2000	14,490	Dec 31, 2020 (2060)

Tenant	Location	Year Completed/ Expanded	Total GLA	Lease Expiration(2) (Option expiration)
Walgreen (8)	Flint, MI	2001	15,120	Feb 28, 2021 (2061)
Walgreen (8)	N Baltimore, MI	2001	14,490	Aug 31, 2021 (2061)
Walgreen (8)	Flint, MI	2002	14,490	Apr 30, 2027 (2077)
Walgreen	Big Rapids, MI	2003	13,560	Apr 30, 2028 (2078)
Walgreen (8)	Flint, MI	2004	14,560	Feb 28, 2029 (2079)
Walgreen (8)	Flint, MI	2004	13,650	Oct 31, 2029 (2079)
Walgreen	Midland, MI	2005	14,820	July 31, 2030 (2080)
Walgreen (8)	Grand Rapids, MI	2005	14,820	Aug 30, 2030 (2080)
Walgreen (8)	Delta Township, MI	2005	14,559	Nov 30, 2030 (2080)
Walgreen and Retail space (8)	Livonia, MI	2007	19,390	June 30, 2032 (2082)
Walgreen	Barnesville, GA	2007	14,820	Nov 30, 2032 (2082)
Walgreen and Chase Bank (8)	Macomb Township, MI	2008	14,820	Mar 31, 2033 (2083)
Walgreen	Ypsilanti, MI	2008	13,650	Mar 31, 2032 (2082)
Walgreen	Marion County, FL	2008	14,820	Apr 30, 2032 (2082)
Walgreen (1) (8)	Shelby Township, MI	2008	14,820	Jul 31, 2033 (2083)
Walgreen	Brighton, MI	2009	14,550	Jan 31, 2034 (2084)
Walgreen	Silver Springs Shores, FL	2009	14,550	Dec 31, 2033 (2083)
Walgreen	Port St John, FL	2009	14,550	Apr 30, 2034 (2084)
Walgreen	Lowell, MI	2009	13,650	Sep 30, 2034 (2084)
Chase Bank	Southfield, MI	2009	Note (7)	Oct 31, 2029 (2059)
Vacant space	Boynton Beach, FL		32,459

Total			1,629,543

(1)
Properties subject to long-term ground leases where a third party owns the underlying land and has leased the land to us to construct or operate freestanding properties. We pay rent for the use of the land and we are generally responsible for all costs and expenses associated with the building and improvements. At the end of the lease terms, as extended (Aventura, FL 2036, Petoskey, MI 2074 and Shelby Township, MI 2084), the land together with all improvements revert to the land owner. We have an option to purchase the Petoskey property after August 7, 2019 and the Shelby property after July 5, 2018.

(2)	At the expiration of tenant’s initial lease term, each tenant (except Citizens Bank) has an option, subject to certain requirements, to extend its lease for an additional period of time.

(3)	This 2.03 acre property is leased from us by Fajita Factory, LLC pursuant to a ground lease. The tenant occupies a 5,448 square foot building.

(4)	This 11.3 acre property is leased from us by Lake Lansing RA Associates, LLC pursuant to a ground lease. The land owner has constructed a 14,564 square foot building.

(5)	This 32.5 acre property is leased from us by Meijer pursuant to a ground lease. Meijer expects to construct an estimated 210,000 square foot super center.

(6)	This 12.68 acre property is leased from us by Wal-Mart pursuant to a ground lease. Wal-Mart has constructed a Sam’s Club retail building containing approximately 132,332 square feet.

(7)	This 1.0 acre property is leased from us by JP Morgan Chase Bank pursuant to a ground lease. JP Morgan Chase has constructed a retail bank branch containing approximately 4,270 square feet.

(8)	Properties subject to a mortgage/debt or pledged pursuant to our credit facilities

Community Shopping Centers

Our 12 community shopping centers range in size from 20,000 to 241,458 square feet of GLA. The community shopping centers are located in five states as follows: Florida (1), Illinois (1), Kentucky (1), Michigan (6) and Wisconsin (3). Our community shopping centers tend to be located in high traffic, market dominant centers in which customers of our tenants purchase day-to-day necessities. Our community shopping centers are anchored by national tenants.

The location, general character and primary occupancy information with respect to the community shopping centers as of December 31, 2009 are set forth below:

Property Location	Location	Year Completed/ Expanded	Gross Leasable Area Sq. Ft.	Annualized Base Rent (2)	Average Base Rent per Sq. Ft.(3)	Percent Occupied at December 31, 2009	Percent Leased at December 31, 2009 (4)	Anchor Tenants (Lease expiration/Option period expiration) (5)
Capital Plaza,(1)	Frankfort, KY	1978/ 2006	116,212	$587,000	$5.05	100%	100%	Kmart(2013/2053)
								Walgreen (2031/2052)
Charlevoix Commons	Charlevoix, MI	1991	137,375	686,495	5.00	100%	100%	Kmart (2015/2065)
								Roundy’s (2011) Family Farm (2016)
Chippewa Commons (6)	Chippewa Falls, WI	1991	168,311	979,023	5.82	100%	100%	Kmart (2014/2064)
								Roundy’s (2010/2030)
								Fashion Bug (2011/2021)
Ironwood Commons	Ironwood, MI	1991	185,535	907,793	5.01	98%	98%	Kmart (2015/2065)
								Super Value (2011/2036)
								Fashion Bug (2011/2021)
Marshall Plaza	Marshall, MI	1990	119,279	690,959	5.79	100%	100%	Kmart (2015/2065)
Central Michigan Commons	Mt. Pleasant, MI	1973/ 1997	241,458	988,562	5.03	96%	96%	Kmart (2008/2048)
								J.C. Penney Co. (2010/2020)
								Staples, Inc. (2010/2025)
North Lakeland Plaza (6)	Lakeland, FL	1987	171,334	1,301,574	7.68	99%	99%	Best Buy (2013/2028)
								Beall’s (2020/2035)
Petoskey Town Center (6)	Petoskey, MI	1990	174,870	1,031,073	5.95	99%	99%	Kmart (2015/2065)
								Roundy’s (2010/2030)
								Fashion Bug (2012/2022)
Plymouth Commons	Plymouth, WI	1990	162,031	792,369	5.09	96%	96%	Kmart (2015/2065)
								Roundy’s (2015/2030)
Ferris Commons	Big Rapids, MI	1990	173,557	1,013,336	5.98	98%	98%	Kmart (2015/2065)
								MC Sports (2018/2033)
								Peebles (2019/2039)
Shawano Plaza (6)	Shawano, WI	1990	192,694	983,371	5.21	98%	98%	Kmart (2014/2064)
								Roundy’s (2015/2030)
								J.C. Penney Co. (2010/2025)
								Fashion Bug (2010/2021)
West Frankfort Plaza	West Frankfort, IL	1982	20,000	124,000	6.89	90%	90%	Fashion Bug (2012)

Total/Average			1,862,656	$10,085,555	$5.51	98%	98%

(1)	All community shopping centers except Capital Plaza (which is subject to a long-term ground lease expiring in 2053 from a third party) are wholly-owned by us.

(2)	Total annualized base rents of our Company as of December 31, 2009.

(3)	Calculated as total annualized base rents, divided by gross leaseable area actually leased as of December 31, 2009.

(4)
Roundy’s has sub-leased the space it leases at Charlevoix Commons (35,896 square feet, rented at a rate of $5.97 per square foot). The lease with Roundy’s will expire on December 31, 2011.  We have entered into a lease with Family Farm and Home, Inc (the Roundy’s sub-tenant).  The Family Farm lease commences January 1, 2012, has a term of 5 years and a rental rate of $2.00 per square foot.

(5)	The option to extend the lease beyond its initial term is only at the option of the tenant.

(6)	Properties subject to a mortgage/debt or pledged pursuant to our credit facilities.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings in the ordinary course of business.  We are not presently involved in any litigation nor, to our knowledge, is any other litigation threatened against us, other than routine litigation arising in the ordinary course of business, which is expected to be covered by our liability insurance and all of which collectively is not expected to have a material adverse effect on our liquidity, results of operations or business or financial condition.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter Ended	High	Low	Dividends Declared Per Common Share

March 31, 2009	$19.32	$9.31	$0.50
June 30, 2009	$18.66	$14.89	$0.50
September 30, 2009	$24.61	$17.10	$0.51
December 31, 2009	$24.94	$21.01	$0.51

March 31, 2008	$31.02	$26.74	$0.50
June 30, 2008	$29.14	$21.48	$0.50
September 30, 2008	$29.25	$23.05	$0.50
December 31, 2008	$27.49	$9.48	$0.50

On March 3, 2010, the reported closing sale price per share of common stock on the New York Stock Exchange was $21.27.

At February 26, 2010, there were 8,271,464 shares of our common stock issued and outstanding which were held by approximately 200 stockholders of record.  The number of stockholders of record does not reflect persons or entities who held their shares in nominee or “street” name.  In addition, at December 31, 2009 there were 347,619 Operating Partnership units outstanding held by limited partners other than our Company.  The units are exchangeable into shares of common stock on a one for one basis.

For 2009, we paid $2.02 per share of common stock in dividends. Of the $2.02, 100.0% represented ordinary income, and 0.0% represented return of capital, for tax purposes. For 2008, we paid $2.00 per share of common stock in dividends. Of the $2.00, 98.0% represented ordinary income, and 2.0% represented return of capital, for tax purposes.

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

During the year ended December 31, 2009, we did not sell any unregistered securities.  During the fourth quarter of 2009, we did not repurchase any of our equity securities.

For information about our equity compensation plan, please see Part III, Item 12 of this report.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial information on a historical basis and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Form 10-K.  Certain amounts have been reclassified to conform to the current presentation of discontinued operations.  The balance sheet for the periods ending December 31, 2005 through 2009 and operating data for each of the periods presented were derived from our audited financial statements.

Selected Financial Data
(in thousands, except per share, number of properties, and percentage leased information)

	Year Ended December 31,
	2009	2008	2007	2006	2005
Operating Data
Total Revenue	$37,260	$35,654	$34,468	$32,908	$31,579
Expenses
Property Expense (1)	4,363	4,448	4,310	4,219	4,545
General and Administrative	4,559	4,361	4,462	4,019	4,191
Interest	4,635	5,179	4,896	4,625	4,159
Depreciation and Amortization	5,709	5,384	5,017	4,851	4,637
Total Expenses	19,266	19,372	18,685	17,714	17,532
Other Income (2)	-	-	1,044	-	6
Income Before Discontinued Operations	17,994	16,282	16,827	15,194	14,053

Gain on Sale of Asset From Discontinued Operations	-	-	-	-	2,654
Income From Discontinued Operations	-	-	-	-	486
Net Income	17,994	16,282	16,827	15,194	17,193

Less Net Income Attributable to Non-Controlling Interest	950	1,265	1,345	1,220	1,145

Net Income Attributable to Agree Realty Corporation	$17,044	$15,017	$15,482	$13,974	$16,048

Number of Properties	73	68	64	60	59
Number of Square Feet	3,492	3,439	3,385	3,355	3,363
Percentage Leased	98%	99%	99%	99%	99%

Per Share Data – Diluted

Income Before Discontinued Operations	$2.14	$1.95	$2.01	$1.83	$1.72
Discontinued Operations	-	-	-	-	.42
Net Income	$2.14	$1.95	$2.01	$1.83	$2.14

Weighted Average of Common Shares Outstanding – Diluted	7,966	7,718	7,716	7,651	7,491

Cash Dividends	$2.02	$2.00	$1.97	$1.96	$1.96

Balance Sheet Data
Real Estate (before accumulated depreciation)	$320,444	$311,343	$290,074	$268,248	$258,232
Total Assets	$261,789	$256,897	$239,348	$223,515	$223,460
Total Debt, including accrued interest	$104,814	$101,069	$82,889	$69,031	$68,504

(1)	Property expense includes real estate taxes, property maintenance, insurance, utilities and land lease expense.

(2)	Other income is composed of development fee income, gain on land sales, and equity in net income of unconsolidated entities.

(3)	Net income per share has been computed by dividing the net income by the weighted average number of shares of common stock outstanding and the effect of dilutive securities outstanding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were established to continue to operate and expand the retail property business of our predecessor.  We commenced our operations in April 1994.  Our assets are held by and all operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and held a 95.93% interest as of December 31, 2009.  We are operating so as to qualify as a REIT for federal income tax purposes.

The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included elsewhere in this Form 10-K.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued “Accounting Standards Update 2009-01 Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU 2009-01”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).  ASU 2009-01, or the FASB Accounting Standards Codification (“Codification”), will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  On the effective date of ASU 2009-01, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the standard did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

We have elected to be taxed as a REIT under the Internal Revenue Code, commencing with our 1994 tax year.  As a result, we are not subject to federal income taxes to the extent that we distribute annually at lease 90% of our REIT taxable income to our stockholders and satisfy certain other requirements defined in the Internal Revenue Code.

We established TRS entities pursuant to the provisions of the REIT Modernization Act.  Our TRS entities are able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations.  As a result, certain activities of our Company which occur within our TRS entities are subject to federal and state income taxes.  As of December 31, 2009 and 2008, we had accrued a deferred income tax amount of $705,000.  In addition, we have recorded an income tax liability of  $62,000 as of December 31, 2009.

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Minimum rental income increased $1,307,000, or 4%, to $34,157,000 in 2009, compared to $32,850,000 in 2008.  The increase was the result of the development of a Walgreen drug store and a bank land lease in Macomb Township, Michigan in March 2008, the development of a Walgreen drug store located in Ypsilanti, Michigan in May 2008, the development of a Walgreen drug store in Ocala, Florida in June 2008, the development of a Walgreen drug store in Shelby Township, Michigan in July 2008, the development of a Walgreen drug store in Silver Springs Shores, Florida in January 2009, the development of a Walgreen drug store in Brighton, Michigan in February 2009, the development of a Walgreen drug store in Port St John, Florida in June 2009, the development of a Walgreen drug store in Lowell, Michigan in September 2009 and the development of a Chase bank branch land lease in Southfield, Michigan in October 2009. Our revenue increases from these developments amounted to $1,694,000.  In addition, rental income from our Big Rapids, Michigan shopping center increased by $182,000 as a result of redevelopment activities and rental income decreased ($569,000) as a result of the closing of a Circuit City store in Boynton Beach, Florida and other rental adjustments.

Operating cost reimbursements decreased $137,000, or 5%, to $2,647,000 in 2009, compared to $2,784,000 in 2008.  Operating cost reimbursements decreased due to the net decrease in property operating expenses as explained below.

We earned development fee income of $410,000 in 2009 related to a project we have commenced in Oakland, California.  There was no development fee income in 2008.  We expect to earn development fee income in 2010.

Other income increased $26,000 to $30,000 in 2009, compared to $4,000 in 2008.

Real estate taxes increased $71,000, or 4%, to $1,938,000 in 2009 compared to $1,867,000 in 2008.  The increase is the result of general assessment increases on the properties.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) decreased $247,000, or 14%, to $1,566,000 in 2009 compared to $1,813,000 in 2008.  The decrease was the result of a decrease in shopping center maintenance expenses of ($73,000); decreased snow removal costs of ($175,000); increased utility costs of $29,000; and decreased insurance costs of ($28,000) in 2009 versus 2008.

Land lease payments increased $92,000, or 12%, to $859,000 in 2009 compared to $767,000 for 2008.  The increase is the result of our leasing of land for our Shelby Township, Michigan development.

General and administrative expenses increased $198,000, or 5%, to $4,559,000 in 2009 compared to $4,361,000 in 2008.  The increase was primarily the result of increased dead deal costs related to property searches in Michigan and Florida and compensation related expenses.  General and administrative expenses as a percentage of rental income remained at 13.3% for 2009 and 2008.

Depreciation and amortization increased $324,000, or 6%, to $5,709,000 in 2009 compared to $5,385,000 in 2008.  The increase was the result the development and acquisition of four properties in 2008 and five properties in 2009.

Interest expense decreased $544,000, or 11%, to $4,635,000 in 2009, from $5,179,000 in 2008.  The decrease in interest expense resulted from substantial reductions in interest rates in 2009 as compared to 2008.

Our net income increased $1,712,000, or 11%, to $17,994,000 in 2009, from $16,282,000 in 2008 as a result of the foregoing factors.

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Minimum rental income increased $1,214,000, or 4%, to $32,850,000 in 2008, compared to $31,636,000 in 2007.  The increase was the result of the development of a Walgreen drug store in Livonia, Michigan in June 2007, the development of a Walgreen drug store in Barnesville, Georgia in October 2007, the development of a parcel of land located in East Lansing, Michigan in November 2007, the development of a parcel of land located in Plainfield, Indiana in November 2007, the development of a Walgreen drug store and a bank land lease in Macomb Township, Michigan in March 2008, the development of a Walgreen drug store located in Ypsilanti, Michigan in May 2008, the development of a Walgreen drug store in Ocala, Florida in June 2008 and the development of a Walgreen drug store in Shelby Township, Michigan in July 2008.  Our revenue increases from these developments amounted to $2,010,000.  Our increase in rental income was partially offset by a lease termination payment related to our Big Rapids, Michigan shopping center that was received in 2007 of ($608,000), a reduction in rental of income related to our redevelopment of our Big Rapids, Michigan shopping center of ($143,000) and a reduction of rent at our only Circuit City store of ($56,000).

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

Depreciation and amortization increased $368,000, or 7%, to $5,385,000 in 2008 compared to $5,017,000 in 2007.  The increase was the result of the development and acquisition of four properties in 2008 and four properties in 2007.

Interest expense increased $283,000, or 6%, to $5,179,000 in 2008, from $4,896,000 in 2007.  The increase in interest expense was the result of increased borrowings to fund the development and acquisition of four properties in 2008 and four properties in 2007.

In October 2007, we completed the sale of our interest in two contracts to acquire a 14.9 acre parcel of land to a national home improvement superstore.  The transaction resulted in a gain of $1,044,000 net of deferred income taxes of $705,000.  We established a TRS to facilitate this transaction.  We elected to defer the recognition of the gain from the transaction for income tax purposes by making an election under Section 1031 of the Internal Revenue Code.  There were no gains from property sales in 2008.

Our net income decreased $545,000, or 3%, to $16,282,000 in 2008, from $16,827,000 in 2007 as a result of the foregoing factors.

Liquidity and Capital Resources

Our principal demands for liquidity are operations, distributions to our stockholders, debt repayment, development of new properties, redevelopment of existing properties and future property acquisitions.  We intend to meet our short-term liquidity requirements, including capital expenditures related to the leasing and improvement of the properties, through cash flow provided by operations and the Line of Credit and the Credit Facility (as defined below).  We believe that adequate cash flow will be available to fund our operations and pay dividends in accordance with REIT requirements for at least the next 12 months.  We may obtain additional funds for future development or acquisitions through other borrowings or the issuance of additional shares of common stock, although current market conditions have severely limited the availability of new sources of financing and capital, which will likely have an impact on our ability to obtain construction financing for planned new development projects in the near term.  We believe that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs.

We intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to market capitalization of 65% or less.  Nevertheless, we may operate with debt levels which are in excess of 65% of market capitalization for extended periods of time.  At December 31, 2009, our ratio of indebtedness to market capitalization was approximately 53%.  This ratio decreased from 65% as of December 31, 2008 as a result of an increase in the market value of our common stock.

During the quarter ended December 31, 2009, we declared a quarterly dividend of $.51 per share.  The cash dividend was paid on January 5, 2010 to holders of record on December 21, 2009.

Our cash flows from operations increased $1,650,000 to $23,580,000 in 2009, compared to $21,930,000 in 2008.  Cash used in investing activities decreased $12,670,000 to $8,749,000 in 2009, compared to $21,419,000 in 2008.  Cash used in financing activities increased $14,424,000 to $14,811,000 in 2009, compared to $387,000 in 2008.  Our cash and cash equivalents increased by $20,000 to $689,000 as of December 31, 2009 as a result of the foregoing factors.

As of December 31, 2009, we had total mortgage indebtedness of $75,552,802.  Of this total mortgage indebtedness, $51,398,837 is fixed rate, self-amortizing debt with a weighted average interest rate of 6.56% and the remaining mortgage debt of $24,153,965 has a maturity date of July 14, 2013, can be extended at our option for two additional years and bears interest at 150 basis points over LIBOR (or 1.74% as of December 31, 2009).  The proceeds from this mortgage loan were used to reduce amounts outstanding under our Credit Facility (as defined below).  In January 2009, we entered into an interest rate swap agreement that will fix the interest rate during the initial term of the mortgage at 3.744%.

In addition, the Operating Partnership has in place a $55 million credit facility (the “Credit Facility”) with Bank of America, as the agent, which is guaranteed by our Company.  The Credit Facility matures in November 2011.  Advances under the Credit Facility bear interest within a range of one-month to 12-month LIBOR plus 100 basis points to 150 basis points or the lender’s prime rate, at our option, based on certain factors such as the ratio of our indebtedness to the capital value of our properties.  The Credit Facility generally is used to fund property acquisitions and development activities.  As of February 15, 2010, $28,500,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 1.23%.

We also have in place a $5 million line of credit (the “Line of Credit”), which matures in November 2011. The Line of Credit bears interest at the lender’s prime rate less 75 basis points or 150 basis points in excess of the one-month to 12-month LIBOR rate, at our option.  The purpose of the Line of Credit is to generally provide working capital and fund land options and start-up costs associated with new projects.  As of February 15, 2010, $2,791,750 was outstanding under the Line of Credit bearing a weighted average interest rate of 2.50%.

The following table outlines our contractual obligations (in thousands) as of December 31, 2009:

	Total	Yr 1	2-3 Yrs	4-5 Yrs	Over 5 Yrs
Mortgages Payable	$75,553	$4,026	$8,879	$31,511	$31,137
Notes Payable	29,000	-	29,000	-	-
Land Lease Obligations	13,975	891	1,813	1,813	9,458
Other Long-Term Liabilities	-	-	-	-	-
Estimated Interest Payments on Mortgages and Notes Payable	18,624	3,830	6,547	4,044	4,203

Total	$137,152	$8,747	46,239	$37,368	$44,798

We have three development projects under construction that will add an additional 42,948 square feet to our portfolio.  The projects are expected to be completed during the third quarter of 2010.  Additional funding required to complete the projects is estimated to be $7,493,000, which is not reflected in the table above, and is expected to be provided by the Credit Facility.

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

The following table provides a reconciliation of FFO and net income for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007

Net income	$17,994,036	$16,282,038	$16,826,749
Depreciation of real estate assets	5,574,084	5,257,391	4,905,361
Amortization of leasing costs	65,977	58,771	50,868
Gain on sale of assets	-	-	(1,043,675)

Funds from operations	$23,634,097	$21,598,200	$20,739,303
Weighted average shares and OP Units outstanding
Basic	8,396,597	8,364,366	8,328,418

Diluted	8,416,696	8,376,259	8,389,426

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	2010	2011	2012	2013	2014	Thereafter	Total
Fixed rate debt	$3,539	$3,779	$4,035	$4,308	$4,601	$31,137	$51,399
Average interest rate	6.56%	6.56%	6.56%	6.56%	6.56%	6.56%	-

Variable rate mortgage	$487	$517	$548	$22,602	-	-	$24,154

Average interest rate	3.74%	3.74%	3.74%	3.74%	-	-

Variable rate debt	-	$29,000	-	-	-	-	$29,000

Average interest rate	-	1.26%	-	-	-	-	-

The fair value (in thousands) is estimated at $48,671, $22,434 and $29,000 for fixed rate mortgages, variable rate mortgage and other variable rate debt, respectively, as of December 31, 2009.

The table above incorporates those exposures that exist as of December 31, 2009; it does not consider those exposures or positions, which could arise after that date.  As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

We entered into an interest rate swap agreement to hedge interest rates on $24.5 million in variable-rate borrowings outstanding.  Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on 1.50% plus one-month LIBOR and will pay to the counterparty a fixed rate of 3.744%.  This swap effectively converted $24.5 million of variable-rate borrowings to fixed-rate borrowings.  As of December 31, 2009, the interest rate swap was valued at $74,753.  We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of December 31, 2009.

As of December 31, 2009, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $290,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Form 10-K and are included in this Form 10-K following page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act).  Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a15-(f) and 15d-15(f) under the Securities Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2009.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under this item is contained on page F-2 of this Form 10-K

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to our definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes the equity compensation plan under which our common stock may be issued as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	–	–	731,066	(1)

Equity compensation plans not approved by security holders	–	–	–

Total	–	–	731,066

(1)
Relates to various stock-based awards available for issuance under our 2005 Equity Incentive Plan, including incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, and dividend equivalent rights.

Additional information is incorporated herein by reference to our definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to our definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to our definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)	The following documents are filed as part of this Report:

(1) (2)	The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Form 10-K.

(3)	Exhibits

	3.1	Articles of Incorporation and Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (No. 33-73858), as amended

3.2	Articles Supplementary, establishing the terms of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (No. 001-12928) filed on December 9, 2008)

3.3	Articles Supplementary, classifying additional shares of Common Stock and Excess Stock (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (No. 001-12928) filed on December 9, 2008)

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (No. 001-12928) for the year ended December 31, 2006)

4.1
Rights Agreement, dated as of December 7, 1998, by and between Agree Realty Corporation, a Maryland corporation, and Computershare Trust Company, N.A., f/k/a EquiServe Trust Company, N.A., a national banking association, as successor rights agent to BankBoston, N.A., a national banking association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-161520) filed on November 13, 2008)

4.2
Second Amendment to Rights Agreement, dated as of December 8, 2008, by and between Agree Realty Corporation, a Maryland corporation, and Computershare Trust Company, N.A., f/k/a EquiServe Trust Company, N.A., a national banking association, as successor rights agent to BankBoston, N.A., a national banking association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (No. 001-12928) filed on December 9, 2008)

4.3
Amended and Restated Registration Rights Agreement, dated July 8, 1994 by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K (No. 001-12928) for the year ended December 31, 1994)

4.4	Form of certificate representing shares of common stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (No. 333-161520) filed on August 24, 2009

10.1
Amended and Restated $50 million Line of Credit agreement dated November 5, 2003, among Agree Realty Corporation, Standard Federal Bank and Bank One (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (No. 001-12928) for the quarter ended September 30, 2003)

10.2
Third Amended and Restated Line of Credit Agreement by and between the Company, and LaSalle Bank Midwest National Association Individually and as Agent for the Lenders and together with Fifth Third Bank (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K (No. 001-12928) for the year ended December 31, 2006)

10.3
Amendment to the Third Amended and Restated Line of Credit Agreement dated April 25, 2008, by and between Agree Realty Corporation, Agree Limited Partnership and LaSalle Bank Midwest National Association, individually and as agent for the lenders and together with Fifth Third Bank.  (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009)

10.4
Loan Agreement dated as of July 14, 2008 by and between Agree Limited Partnership, as Borrower, and The Financial Institutions party thereto, as Co-Lenders, and LaSalle Bank Midwest National Association, as Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q (No. 001-12928) for the quarter ended June 30, 2008)

10.5
Commercial Mortgage dated as of July 14, 2008 executed by Agree Limited Partnership to and for the benefit of LaSalle Bank Midwest National Association and Raymond James Bank, FSB  (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q (No. 001-12928) for the quarter ended June 30, 2008)

10.6
Continuing Unconditional Guaranty dated as of July 14, 2008 by Agree Realty Corporation for the benefit of La Salle Bank Midwest National Association (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q (No. 001-12928) for the quarter ended June 30, 2008)

10.7
First Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of April 22, 1994, by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K (No. 001-12928) for the year ended December 31, 1996)

10.8
Contribution Agreement, dated as of April 21, 1994, by and among the Company, Richard Agree, Edward Rosenberg and the co-partnerships named therein (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K (No. 001-12928) for the year ended December 31, 1996)

10.9+	Agree Realty Corporation Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K (No. 001-12928) for the year ended December 31, 1996)

10.10+	Employment Agreement, dated July 14, 2009, by and between the Company and Richard Agree (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (No. 001-12928) filed on July 16, 2009)

10.11+
Employment Agreement, dated July 1, 2004, by and between the Company, and Kenneth R. Howe (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (No. 001-12928) for the quarter ended June 30, 2004)

10.12+
Employment Agreement, dated January 10, 2000, by and between the Company, and David J. Prueter (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (No. 001-12928) for the quarter ended March 31, 2000)

10.13+	Employment Agreement, dated July 14, 2009, by and between the Company and Joey Agree (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (No. 001-12928) filed on July 16, 2009)

10.14+	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K (No. 001-12928) for the year ended December 31, 2004)

10.15+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K (No. 001-12928) for the year ended December 31, 2007)

10.16+	Summary of Director Compensation (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K (No. 001-12928) for the year ended December 31, 2007)

12.1*	Statement of computation of ratios of earnings to combined fixed charges and preferred stock dividends

21*	Subsidiaries of Agree Realty Corporation

23*	Consent of Baker Tilly Virchow Krause, LLP

24	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, President, Chief Executive Officer and Chairman of the Board of Directors

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Vice President, Finance

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, President, Chief Executive Officer and Chairman of the Board of Directors

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Vice President, Finance

*	Filed herewith

+	Management contract or compensatory plan or arrangement

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of December 31, 2009.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

15(b)	The Exhibits listed in Item 15(a)(3) are hereby filed with this Report.

15(c)	The financial statement schedule listed at Item 15(a)(2) is hereby filed with this Report.

SIGNATURES

PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGREE REALTY CORPORATION
By:	/s/ Richard Agree
Name:	Richard Agree
Chief Executive Officer and Chairman of the Board
of Directors
Date:	March 12, 2010

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Agree Realty Corporation, hereby severally constitute Richard Agree, Joel N. Agree and Kenneth R. Howe, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Agree Realty Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of March 2010.

By:	/s/ Richard Agree	By:	/s/ Farris G. Kalil
	Richard Agree		Farris G. Kalil
	Chief Executive Officer and		Director
Chairman of the Board of
Directors
(Principal Executive Officer)
		By:	/s/ Michael Rotchford
By:	/s/ Joel N. Agree		Michael Rotchford
	President, Chief Operating Officer		Director
and Director

By:	/s/ Kenneth R. Howe	By:	/s/William S. Rubenfaer
	Kenneth R. Howe		William S. Rubenfaer
	Vice President, Finance and		Director
Secretary
(Principal Financial and
Accounting Officer)
		By:	/s/ Gene Silverman
Gene Silverman
Director

		By:	/s/ Leon M. Schurgin
Leon M. Schurgin
Director

Report of Independent Registered Public Accounting Firm

To the Stockholders, Audit Committee and Board of Directors
Agree Realty Corporation
Farmington Hills, MI

We have audited the accompanying consolidated balance sheets of Agree Realty Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2009, 2008 and 2007.  We also have audited Agree Realty Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agree Realty Corporation as of December 31, 2009 and 2008 and the results of their operations and cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, Agree Realty Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Baker Tilly Virchow Krause, LLP
Chicago, Illinois
March 12, 2010

Agree Realty Corporation

Consolidated Balance Sheets

December 31,	2009	2008

Assets

Real Estate Investments (Notes 4 and 5)
Land	$95,047,459	$87,309,289
Buildings	220,604,734	210,650,491
Property under development	4,791,975	13,383,102

	320,444,168	311,342,882
Less accumulated depreciation	(64,076,469)	(58,502,384)

Net Real Estate Investments	256,367,699	252,840,498

Cash and Cash Equivalents	688,675	668,677

Accounts Receivable - Tenants, (Note 3) net of allowance of $35,000and $195,000 for possible losses at December 31, 2009 and 2008, respectively	1,986,836	964,802

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $5,126,333 and $4,838,098 at December 31, 2009 and 2008, respectively	1,360,514	951,745
Leasing costs, net of accumulated amortization of $841,427 and $775,450 at December 31, 2009 and 2008, respectively	537,100	484,781

Other Assets	847,894	986,332

Total Assets	$261,788,718	$256,896,835
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Balance Sheets

December 31,	2009	2008

Liabilities

Mortgages Payable (Note 4)	$75,552,802	$67,623,697

Notes Payable (Note 5)	29,000,000	32,945,000

Dividends and Distributions Payable (Note 6)	4,354,163	4,233,232

Deferred Revenue (Note 15)	10,035,304	10,724,854

Accrued Interest Payable	261,012	500,796

Accounts Payable
Capital expenditures	352,430	850,225
Operating	1,529,085	1,261,810

Interest Rate Swap (Note 7)	74,753	-

Deferred Income Taxes (Note 8)	705,000	705,000

Tenant Deposits	97,285	70,077

Total Liabilities	121,961,834	118,914,691

Stockholders’ Equity (Note 6)
Common stock, $.0001 par value; 13,350,000 shares authorized, 8,196,074 and 7,863,930 shares issued and outstanding	820	786
Excess stock, $0.0001 par value, 6,500,000 shares authorized, 0 shares issued and outstanding	-	-
Series A junior participating preferred stock, $0.0001 par value, 150,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in capital	147,466,101	143,892,158
Deficit	(10,632,798)	(11,257,541)
Accumulated other comprehensive income (loss)	(70,806)	-

Total Stockholders’ Equity – Agree Realty Corporation	136,763,317	132,635,403
Non-controlling interest	3,063,567	5,346,741
Total Stockholders’ Equity	139,826,884	137,982,144

	$261,788,718	$256,896,835
          See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Income

Year Ended December 31,	2009	2008	2007

Revenues
Minimum rents	$34,157,418	$32,850,345	$31,636,497
Percentage rents	15,366	15,396	37,111
Operating cost reimbursement	2,647,357	2,783,938	2,759,365
Development fee income	409,643	-	-
Other income	30,462	3,850	34,979

Total Revenues	37,260,246	35,653,529	34,467,952

Operating Expenses
Real estate taxes	1,937,523	1,866,551	1,848,949
Property operating expenses	1,566,402	1,812,522	1,785,323
Land lease payments	859,200	766,848	675,700
General and administrative	4,559,005	4,361,419	4,462,423
Depreciation and amortization	5,709,326	5,384,737	5,016,718

Total Operating Expenses	14,631,456	14,192,077	13,789,113

Income From Operations	22,628,790	21,461,452	20,678,839

Other Income (Expense)
Interest expense, net	(4,634,754)	(5,179,414)	(4,895,765)
Gain on sale of asset, net of tax of $705,000	-	-	1,043,675

Total Other Income (Expense)	(4,634,754)	(5,179,414)	(3,852,090)

Net Income	17,994,036	16,282,038	16,826,749

Less Net Income Attributable to Non-Controlling Interest	950,046	1,264,611	1,344,475

Net Income Attributable to Agree Realty Corporation	$17,043,990	$15,017,427	$15,482,274

Other Comprehensive Loss, Net of $(3,947) Attributable to Non-Controlling Interests	70,806	-	-

Total Comprehensive Income Attributable to Agree Realty Corporation	$16,973,184	$15,017,427	$15,482,274

Basic Earnings Per Share (Note 2)	$2.15	$1.95	$2.02

Dilutive Earnings Per Share (Note 2)	$2.14	$1.95	$2.01

Dividend Declared Per Common Share	$2.02	$2.00	$1.97
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Stockholders’ Equity

			Additional			Accumulated Other
	Common Stock		Paid-In	Non-Controlling		Comprehensive
	Shares	Amount	Capital	Interest	Deficit	Income (loss)

Balance, January 1, 2007	7,750,496	$775	$141,276,763	$5,878,593	$(10,858,938)	$

Issuance of shares under the Equity Incentive Plan	3,750	-	-	-	-	-
Vesting of restricted stock	-	-	983,896	-	-	-
Dividends and distributions declared $1.97 per share	-	-	-	(1,326,888)	(15,270,960)	-
Net income	-	-	-	1,344,475	15,482,274	-

Balance, December 31, 2007	7,754,246	775	142,260,659	5,896,180	(10,647,624)	-

Issuance of shares under the Equity Incentive Plan	46,350	4	-	-	-	-
Forfeiture of shares	(4,800)	-	-	-	-	-
Conversion of OP Units	68,134	7	501,025	(501,025)	-	-
Vesting of restricted stock	-	-	1,130,474	-	-	-
Dividends and distributions declared $2.00 per share	-	-	-	(1,313,025)	(15,627,334)	-
Net income	-	-	-	1,264,611	15,017,427	-

Balance, December 31, 2008	7,863,930	786	143,892,158	5,346,741	(11,257,531)	-

Issuance of shares under the Equity Incentive Plan	74,350	8	-	-	-	-
Conversion of OP Units	257,794	26	2,398,186	(2,398,186)	-	-
Vesting of restricted stock	-	-	1,175,757	-	-	-
Other comprehensive (loss)	-	-	-	(3,947)	-	(70,806)
Dividends and distributions declared $2.02 per share	-	-	-	(831,087)	(16,419,257)	-
Net income	-	-	-	950,046	17,043,990	-

Balance, December 31, 2009	8,196,074	$820	$147,466,101	$3,063,567	$(10,632,798)	$(70,806)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Cash Flows

Year Ended December 31,	2009	2008	2007

Cash Flows From Operating Activities
Net income	$17,994,036	$16,282,038	$16,826,749
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,643,350	5,320,394	4,958,300
Amortization	354,212	237,297	241,290
Stock-based compensation	1,175,757	1,130,474	983,896
Gain on sale of assets	-	-	(1,043,675)
(Increase) in accounts receivable	(1,022,034)	(194,437)	(38,224)
(Increase) decrease in other assets	69,172	(112,144)	(33,734)
(Decrease) increase in accounts payable	267,275	(221,317)	342,510
Decrease in deferred revenue	(689,550)	(689,550)	(689,550)
Increase (decrease) in accrued interest	(239,784)	171,625	89,853
Increase in tenant deposits	27,208	5,992	-

Net Cash Provided By Operating Activities	23,579,642	21,930,372	21,637,415

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $220,782 in 2009, $557,645 in 2008 and $556,000 in 2007)	(8,748,856)	(21,418,961)	(19,756,255)
Net proceeds from sale of assets, less amounts held in escrow	-		1,748,675

Net Cash Used In Investing Activities	(8,748,856)	(21,418,961)	(18,007,580)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Cash Flows

Year Ended December 31,	2009	2008	2007

Cash Flows From Financing Activities
Mortgage proceeds	11,358,000	24,800,000	-
Line-of-credit net (payments) borrowings	(3,945,000)	(3,855,000)	16,300,000
Dividends and limited partners’ distributions paid	(17,129,368)	(16,918,952)	(16,497,828)
Payments of mortgages payable	(3,428,895)	(2,936,471)	(2,531,079)
Payments of payables for capital expenditures	(850,225)	(1,069,734)	(766,378)
Payments for financing costs	(697,004)	(287,666)	-
Payments of leasing costs	(118,296)	(119,550)	(53,641)

Net Cash Used In Financing Activities	(14,810,788)	(387,373)	(3,548,926)

Net Increase (Decrease) In Cash and Cash Equivalents	19,998	124,038	80,909

Cash and Cash Equivalents, beginning of year	668,677	544,639	463,730

Cash and Cash Equivalents, end of year	$688,675	$668,677	$544,639

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$4,590,239	$4,835,277	$4,629,948

Supplemental Disclosure of Non-Cash Transactions

Dividends and limited partners’ distributions Declared and unpaid	$4,354,163	$4,233,232	$4,211,827
Conversion of OP Units	$2,398,186	$501,025	$-
Shares issued under Stock Incentive Plan	$1,159,316	$1,364,459	$116,688
Real estate investments financed with accounts Payable	$352,430	$850,225	$1,069,734
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Notes to Consolidated Financial Statements

1.	The Company
Agree Realty Corporation (the “Company”) is a self-administered, self-managed real estate investment trust (“REIT”), which develops, acquires, owns and operates retail properties, which are primarily leased to national and regional retail companies under net leases. At December 31, 2009, the Company's properties are comprised of 61 single tenant retail facilities and 12 community shopping centers located in 16 states. During the year ended December 31, 2009, approximately 97% of the Company's annual base rental revenues was received from national and regional tenants under long-term leases, including approximately 30% from Walgreen Co. (“Walgreen”), 29% from Borders Group, Inc. (“Borders”), and 11% from Kmart Corporation, a wholly-owned subsidiary of Sears Holdings Corporation (“Kmart”).

2.	Summary of Significant Accounting Policies	Principles of Consolidation

The consolidated financial statements of Agree Realty Corporation include the accounts of the Company, its majority-owned partnership, Agree Limited Partnership (the “Operating Partnership”), and its wholly-owned subsidiaries. The Company controlled, as the sole general partner, 95.93% and 92.85% of the Operating Partnership as of December 31, 2009 and 2008, respectively. All material intercompany accounts and transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of (1) assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Values of Financial Instruments

Certain of the Company’s assets and liabilities are disclosed at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various valuation methods including the market, income and cost approaches.  The assumptions used in the application of these valuation methods are developed from the perspective of market participants, pricing the asset or liability.  Inputs used in the valuation methods can be either readily observable, market corroborated, or generally unobservable inputs.  Whenever possible the Company attempts to utilize valuation methods that maximize the uses of observable inputs and minimizes the use of unobservable inputs.  Based on the operability of the inputs used in the valuation methods the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Assets and liabilities measured, reported and/or disclosed at fair value will be classified and disclosed in one of the following three categories:

Agree Realty Corporation

Notes to Consolidated Financial Statements

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

The table below sets forth the Company’s fair value hierarchy for liabilities measured or disclosed at fair value as of December 31, 2009.

	Level 1	Level 2	Level 3
Liability:
Interest rate swap	$—	$74,753	$—
Fixed rate mortgage	$—	$—	$48,671,257
Variable rate mortgage	$—	$—	$22,434,177
Variable rate debt	$—	$29,000,000	$—

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

Agree Realty Corporation

Notes to Consolidated Financial Statements

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

Depreciation and Amortization

Depreciation expense is computed using a straight-line method and estimated useful lives for buildings and improvements of 20 to 40 years and equipment and fixtures of five to 10 years.

Investment in Real Estate – Impairment evaluation

Real estate investments are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use and eventual disposition of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required as of December 31, 2009.

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

Agree Realty Corporation

Notes to Consolidated Financial Statements

Unamortized Deferred Expenses

Deferred expenses are stated net of total accumulated amortization. The nature and treatment of these capitalized costs are as follows: (1) financing costs, consisting of expenditures incurred to obtain long-term financing, are being amortized using the interest method over the term of the related loan, and (2) leasing costs, which are amortized on a straight-line basis over the term of the related lease.  The Company incurred expenses of $354,212, $231,725 and $233,740 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Costs and Estimated Earnings on Uncompleted Contracts

For contracts where the Company does not retain ownership of real property developed and receives fee income for managing the development project, the Company uses the percentage of completion accounting method.  Under this approach, income is recognized based on the status of the uncompleted contracts and the current estimates of costs to complete.  The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract.  Provisions are made for estimated loses on uncompleted contracts in the period in which such losses are determined.  Changes in job performance, job conditions, and estimated profitability including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income.  Such revisions are recognized in the period in which they are determined.  Claims for additional compensation due to the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

Agree Realty Corporation

Notes to Consolidated Financial Statements

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

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and related regulations.  The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT.  For each of the years in the three-year period ended December 31, 2009, the Company believes it has qualified as a REIT.  Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

The Company and its taxable REIT subsidiaries (“TRS”) have made a timely TRS election pursuant to the provisions of the REIT Modernization Act.  A TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations.  As a result, certain activities of the Company which occur within its TRS entity are subject to federal and state income taxes (See Note 8).  All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to the Company’s TRS.

Agree Realty Corporation

Notes to Consolidated Financial Statements

Dividends

The Company declared dividends of $2.02, $2.00 and $1.97 per share during the years ended December 31, 2009, 2008, and 2007; the dividends have been reflected for federal income tax purposes as follows:

December 31,	2009	2008	2007

Ordinary income	$2.02	$1.96	$1.93
Return of capital	-	.04	.04

Total	$2.02	$2.00	$1.97

The aggregate federal income tax basis of Real Estate Investments is approximately $21.6 million less than the financial statement basis.

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

Year Ended December 31,	2009	2008	2007

Weighted average number of common shares outstanding	8,086,840	7,810,692	7,751,321
Unvested restricted stock	140,980	104,050	96,450
Weighted average number of common shares outstanding used in basic earnings per share	7,945,860	7,706,642	7,654,871

Weighted average number of common shares outstanding used in basic earnings per share	7,945,860	7,706,642	7,654,871
Effect of dilutive securities
Restricted stock	20,099	11,893	61,160

Weighted average number of common shares outstanding used in diluted earnings per share	7,965,959	7,718,535	7,716,031

Agree Realty Corporation

Notes to Consolidated Financial Statements

Stock Based Compensation

The Company estimates fair value of restricted stock and stock option grants at the date of grant and amortize those amounts into expense on a straight-line basis or amount vested, if greater, over the appropriate vesting period.  No stock options were issued or vested during 2009, 2008 or 2007.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued “Accounting Standards Update 2009-01 Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU 2009-01”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).  ASU 2009-01, or the FASB Accounting Standards Codification (“Codification”), will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  On the effective date of ASU 2009-01, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

3.	Costs and Estimated Earnings on Uncompleted Contracts
For contracts where the Company does not retain ownership of real property developed and received fee income for managing the development project, the Company uses the percentage of completion accounting method.  Under this approach, income is recognized based on the status of the uncompleted contracts and the current estimates of costs to complete.  The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract.  Provisions are made for estimated loses on uncompleted contracts in the period in which such losses are determined.  Changes in job performance, job conditions, and estimated profitability including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income.  Such revisions are recognized in the period in which they are determined.  Claims for additional compensation due to the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

Agree Realty Corporation

Notes to Consolidated Financial Statements

2009
Cost incurred on uncompleted contracts	$520,357
Estimated earnings	409,643

Earned revenue	930,000
Less billings to date	-

Total	$930,000

Total unbilled receivable at December 31, 2009 is $930,000 and is included in accounts receivable – tenants on the consolidated balance sheet.

Agree Realty Corporation

Notes to Consolidated Financial Statements

4.	Mortgages Payable	Mortgages payable consisted of the following:

December 31,	2008	2007

Note payable in monthly installments of $39,591 plus interest at 150 basis points over LIBOR (1.73% and 2.695% at December 31, 2009 and 2008 respectively). A final balloon payment in the amount of $22,318,478 is due on July 14, 2013 unless extended for a two year period at the option of the Company	$24,153,965	$24,613,300

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	13,385,336	14,274,218

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	11,325,671	-

Note payable in monthly installments of $128,205 including interest at 6.20% per annum, with a final monthly payment due November 2018; collateralized by related real estate and tenants’ leases	10,517,686	11,374,994

Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with the final monthly payment due February 2017; collateralized by related real estate and tenants’ leases	6,803,218	7,521,293

Note payable in monthly installments of $57,423 including interest at 6.50% per annum, with the final monthly payment due February 2023; collateralized by related real estate and tenant lease	6,083,869	6,367,177

Note payable in monthly installments of $25,631 including interest at 7.50% per annum, with the final monthly payment due May 2022; collateralized by related real estate and tenant lease	2,480,272	2,597,032

Note payable in monthly installments of $12,453 including interest at 6.85% per annum, with the final monthly payment due December 2017; collateralized by related real estate and tenant lease	802,785	875,683

Total	$75,552,802	$67,623,697

Agree Realty Corporation

Notes to Consolidated Financial Statements

Future scheduled annual maturities of mortgages payable for years ending December 31 are as follows: 2010 - $4,026,021; 2011 - $4,295,502; 2012 - $4,583,021; 2013 - $26,910,481; 2014 - $4,600,685 and $31,137,092 thereafter.  The weighted average interest rate at December 31, 2009 and 2008 was 5.66% and 5.59%, respectively.

5.	Notes Payable
The Operating Partnership has in place a $55 million line-of-credit agreement (the “Credit Facility”), which is guaranteed by the Company up to the maximum amount and for the full term. The agreement expires in November 2011.   Advances under the Credit Facility bear interest within a range of one-month to 12-month LIBOR plus 100 basis points to 150 basis points or the bank's prime rate, at the option of the Company, based on certain factors such as the ratio of the Company’s indebtedness to the capital value of its properties.  In addition, the Company must maintain certain leverage and debt service coverage ratios, maintain its adjusted net worth at a minimum level, maintain its tax status as a REIT, and distribute no more than 95% of its adjusted funds from operations. The facility also requires that the Company pay a non-use fee of .125% of the unfunded balance if its outstanding balance is greater than $25 million or .20% of the unfunded balance if its outstanding balance is less than $25 million.  The Credit Facility is used to fund property acquisitions and development activities. At December 31, 2009 and 2008, $28,500,000 and $30,500,000, respectively, was outstanding under this facility with a weighted average interest rate of 1.23% and 2.32%, respectively.  The Credit Facility’s covenants were all complied with through December 31, 2009.

In addition, the Company maintains a $5,000,000 line-of-credit agreement that matures in November 2011 and can be extended at the Company’s option subject to specified conditions for two additional one-year periods.  Monthly interest payments are required, either at the bank's prime rate less 75 basis points, or 150 basis points in excess of the one-month to 12-month LIBOR rate, at the option of the Company.  At December 31, 2009 and 2008, $500,000 and $2,445,000, respectively, was outstanding under this agreement with a weighted average interest rate of 2.50% and 3.25%, respectively.

Agree Realty Corporation

Notes to Consolidated Financial Statements

6.	Dividends and Distributions Payable
On December 7, 2009 the Company declared a dividend of $.51 per share for the quarter ended December 31, 2009. The holders of OP Units were entitled to an equal distribution per OP Unit held as of December 31, 2009. The dividends and distributions payable are recorded as liabilities in the Company's consolidated balance sheet at December 31, 2009. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners' minority interest. These amounts were paid on January 5, 2010.

7.	Derivative Instruments and Hedging Activity
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

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated this derivative instrument as a cash flow hedge. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) for the year ended December 31, 2009 to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense.  For the year ended December 31, 2009, the Company has determined this derivative instrument to be an effective hedge.

The Company does not use derivative instruments for trading or other speculative purposes and it did not have any other derivative instruments or hedging activities as of December 31, 2009.

Agree Realty Corporation

Notes to Consolidated Financial Statements

8.	Income Taxes
In June 2006, the FASB issued an interpretation which clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements.  The interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provided guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company was subject to the provisions of FASB ASC 740-10 as of January 1, 2007, and has analyzed its various federal and state filing positions.  The Company believes that its income tax filing positions and deductions are documented and supported.  Additionally the Company believes that its accruals for tax liabilities are adequate.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FASB ASC 740-10.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of FASB ASC 740-10.  The Company’s Federal income tax returns are open for examination by taxing authorities for all tax years after December 31, 2005.

For income tax purposes, the Company has certain TRS entities that have been established and in which certain real estate activities are conducted.

As of December 31, 2009, the Company has estimated a current income tax liability of approximately $62,000 and a deferred income tax liability in the amount of $705,000.  This deferred income tax balance represents the federal and state tax effect of deferring income tax in 2007 on the sale of an asset under section 1031 of the Internal Revenue Code.  This transaction accrued within the TRS described above.

9.	Stock Incentive Plan
The Company established a stock incentive plan in 1994 (the “1994 Plan”) under which options were granted.   The options, had an exercise price equal to the initial public offering price ($19.50/share), could be exercised in increments of 25% on each anniversary of the date of the grant, and expire upon employment termination. All options granted under the 1994 Plan have been exercised.  In 2005, the Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), which replaced the 1994 Plan.  The 2005 Plan authorizes the issuance of a maximum of one million shares of common stock. No options were granted during 2009, 2008 or 2007.

10.	Stock Based Compensation
As part of the Company's 2005 Equity Incentive Plan, restricted common shares are granted to certain employees. As of December 31, 2009, there was $2,469,448 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.06 years.  The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock.  The forfeiture rate was based on historical results and trends and the Company does not consider discount rates to be material.

Agree Realty Corporation

Notes to Consolidated Financial Statements

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.  The Company granted 74,350 shares of restricted stock in 2009 to employees and sub-contractors under the 2005 Equity Incentive Plan.  The restricted shares vest over a 5 year period based on continued service to the Company.  Restricted share activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value
Non-vested restricted shares at January 1, 2008	96,450	$24.89
Restricted shares granted	46,350	$29.44
Restricted shares vested	(33,950)	$28.57
Restricted shares forfeited	(4,800)	$31.03
Non-vested restricted shares at December 31, 2008	104,050	$30.57
Restricted shares granted	74,350	$15.59
Restricted shares vested	(37,420)	$30.46
Restricted shares forfeited	-	-
Non-vested restricted shares at December 31, 2009	140,980	$22.70

11.	Profit-Sharing Plan
The Company has a discretionary profit-sharing plan whereby it contributes to the plan such amounts as the Board of Directors of the Company determines. The participants in the plan cannot make any contributions to the plan. Contributions to the plan are allocated to the employees based on their percentage of compensation to the total compensation of all employees for the plan year. Participants in the plan become fully vested after six years of service. No contributions were made to the plan in 2009, 2008 or 2007.

12.	Rental Income
The Company leases premises in its properties to tenants pursuant to lease agreements, which provide for terms ranging generally from five to 25 years. The majority of leases provide for additional rents based on tenants' sales volume.  The weighted average remaining lease term is 10.3 years.

As of December 31, 2009, the future minimum rentals for the next five years from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows (in thousands):

Agree Realty Corporation

Notes to Consolidated Financial Statements

2010	$34,261
2011	33,089
2012	31,510
2013	29,772
2014	28,964
Thereafter	213,373

Total	$370,969

Of these future minimum rentals, approximately 49% of the total is attributable to Walgreen, approximately 24% of the total is attributable to Borders and approximately 8% is attributable to Kmart.  Walgreen operates in the national drugstore chain industry, Borders is a major operator of book superstores in the United States and Kmart’s principal business is general merchandise retailing through a chain of discount department stores. The loss of any of these anchor tenants or the inability of any of them to pay rent could have an adverse effect on the Company’s business.

The Company’s properties are located primarily in the Midwestern United States and in particular Michigan. Of the Company’s 73 properties, 42 are located in Michigan.

13.	Lease Commitments	The Company has entered into certain land lease agreements for four of its properties. As of December 31, 2009, future annual lease commitments under these agreements are as follows:

For the Year ending December 31,

2010	$890,600
2011	906,300
2012	906,300
2013	906,300
2014	906,300
Thereafter	9,459,222

Total	$13,975,022

The Company leases its executive offices from a limited liability company controlled by its Chief Executive Officer’s children.  Under the terms of the lease, which expires on December 31, 2014, the Company is required to pay an annual rental of $90,000 and is responsible for the payment of real estate taxes, insurance and maintenance expenses relating to the building.

Agree Realty Corporation

Notes to Consolidated Financial Statements

14.	Interim Results (Unaudited)
The following summary represents the unaudited results of operations of the Company, expressed in thousands except per share amounts, for the periods from January 1, 2008 through December 31, 2009. Certain amounts have been reclassified to conform to the current presentation of discontinued operations:

Three Months Ended
2009	March 31,	June 30,	September 30,	December 31,

Revenues	$9,241	$9,123	$9,201	$9,695

Net Income	$4,317	$4,508	$4,607	$4,562

Earnings Per Share – Diluted	$.52	$.54	$.55	$.53

Three Months Ended
2008	March 31,	June 30,	September 30,	December 31,

Revenues	$8,768	$8,789	$9,029	$9,068

Net Income	$3,888	$4,091	$4,182	$4,121

Earnings Per Share – Diluted	$.47	$.49	$.50	$.49

15.	Deferred Revenue
In July 2004, the Company’s tenant in two joint venture properties located in Ann Arbor, MI and Boynton Beach, FL repaid $13.8 million that had been contributed by the Company’s joint venture partner. As a result of this repayment the Company became the sole member of the limited liability companies holding the properties. Total assets of the two properties were approximately $13.8 million. The Company has treated the $13.8 million repayment of the capital contribution as deferred revenue and accordingly, will recognize rental income over the term of the related leases.

16.	Subsequent Events
In January 2010, the Company granted 75,800 shares of restricted stock to employees and associates under the 2005 Equity Incentive Plan.  The restricted shares vest over a five year period based on continued service to the Company.

The Company evaluates events occurring after the date of the financial statements for events requiring recording or disclosure in the financial statements.

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2009

Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H
										Life on Which
				Costs	Gross Amount at Which Carried					Depreciation in
		Initial Cost		Capitalized	At Close of Period					Latest Income
			Buildings and	Subsequent to		Buildings and		Accumulated	Date of	Statement
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction	is Computed

Completed Retail Facilities
Sam’s Club, MI	$-	$550,000	$562,404	$1,087,596	$550,000	$1,650,000	$2,200,000	$1,411,767	1977	40 Years
Capital Plaza, KY	-	7,379	2,240,607	3,337,274	7,379	5,577,881	5,585,260	2,178,098	1978	40 Years
Charlevoix Common, MI	-	305,000	5,152,992	106,718	305,000	5,259,710	5,564,710	2,504,254	1991	40 Years
Chippewa Commons, WI	3,278,952	1,197,150	6,367,560	446,0018	1,197,150	6,813,578	8,010,728	3,225,681	1990	40 Years
Grayling Plaza, MI	-	200,000	1,778,657	-	200,000	1,778,657	1,978,657	1,147,280	1984	40 Years
Ironwood Commons, MI	-	167,500	8,181,306	332,545	167,500	8,513,851	8,681,351	3,900,883	1991	40 Years
Marshall Plaza Two, MI	-	-	4,662,230	115,294	-	4,777,524	4,777,524	2,222,379	1990	40 Years
North Lakeland Plaza, FL	4,002,494	1,641,879	6,364,379	1,772,138	1,641,879	8,136,517	9,778,396	3,047,928	1987	40 Years
Oscoda Plaza, MI	-	183,295	1,872,854	-	183,295	1,872,854	2,056,149	1,204,321	1984	40 Years
Petoskey Town Center, MI	4,127,870	875,000	8,895,289	314,411	875,000	9,209,700	10,084,700	4,277,059	1990	40 Years
Plymouth Commons, WI	-	535,460	5,667,504	282,915	535,460	5,950,419	6,485,879	2,823,384	1990	40 Years
Rapids Associates, MI	-	705,000	6,854,790	1,885,531	705,000	8,740,321	9,445,321	3,398,794	1990	40 Years
Shawano Plaza, WI	3,920,344	190,000	9,133,934	253,763	190,000	9,387,697	9,577,697	4,521,308	1990	40 Years
West Frankfort Plaza, IL	-	8,002	784,077	143,258	8,002	927,335	935,337	581,031	1982	40 Years
Omaha, NE	1,539,611	1,705,619	2,053,615	2,152	1,705,619	2,055,767	3,761,386	725,934	1995	40 Years
Wichita, KS	1,127,474	1,039,195	1,690,644	24,666	1,039,195	1,715,310	2,754,505	605,645	1995	40 Years
Santa Barbara, CA	-	2,355,423	3,240,557	2,650	2,355,423	3,243,207	5,598,630	1,145,247	1995	40 Years
Monroeville, PA	-	6,332,158	2,249,724	-	6,332,158	2,249,724	8,581,882	737,937	1996	40 Years
Norman, OK	-	879,562	1,626,501	-	879,562	1,626,501	2,506,063	538,590	1996	40 Years
Columbus, OH	-	826,000	2,336,791	-	826,000	2,336,791	3,162,791	813,007	1996	40 Years
Aventura, FL	-	-	3,173,121	-	-	3,173,121	3,173,121	1,087,455	1996	40 Years
Boyton Beach, FL	-	1,534,942	2,043,122	-	1,534,942	2,043,122	3,578,064	668,083	1996	40 Years
Lawrence, KS	2,480,272	981,331	3,000,000	349,127	981,331	3,349,127	4,330,458	994,104	1997	40 Years
Waterford, MI	1,638,215	971,009	1,562,869	135,390	971,009	1,698,259	2,669,268	508,442	1997	40 Years
Chesterfield Township, MI	1,798,771	1,350,590	1,757,830	(46,164)	1,350,590	1,711,666	3,062,256	492,685	1998	40 Years
Grand Blanc, MI	1,718,493	1,104,285	1,998,919	43,929	1,104,285	2,042,848	3,147,133	554,638	1998	40 Years
Pontiac, MI	1,647,739	1,144,190	1,808,955	(113,506)	1,144,190	1,695,449	2,839,639	478,552	1998	40 Years
Mt. Pleasant Shopping Center, MI	-	907,600	8,081,968	684,287	907,600	8,766,255	9,673,855	3,193,599	1973	40 Years
Tulsa, OK	-	1,100,000	2,394,512	-	1,100,000	2,394,512	3,494,512	698,405	1998	40 Years
Columbia, MD	2,468,501	1,545,509	2,093,700	286,589	1,545,509	2,380,289	3,925,798	623,044	1999	40 Years
Rochester, MI	2,682,421	2,438,740	2,188,050	1,949	2,438,740	2,189,999	4,628,739	574,851	1999	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2009

Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H
										Life on Which
				Costs	Gross Amount at Which Carried					Depreciation in
		Initial Cost		Capitalized	at Close of Period					Latest Income
			Buildings and	Subsequent to		Buildings and		Accumulated	Date of	Statement
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction	is Computed

Ypsilanti, MI	2,422,746	2,050,000	2,222,097	29,624	2,050,000	2,251,721	4,301,721	562,974	1999	40 Years
Germantown, MD	2,321,253	1,400,000	2,288,890	45,000	1,400,000	2,333,890	3,733,890	591,010	2000	40 Years
Petoskey, MI	1,685,214	-	2,332,473	(1,721)	-	2,330,752	2,330,752	564,065	2000	40 Years
Flint, MI	2,541,875	2,026,625	1,879,700	(1,201)	2,026,625	1,878,499	3,905,124	422,667	2000	40 Years
Flint, MI	2,187,164	1,477,680	2,241,293	-	1,477,680	2,241,293	3,718,973	497,284	2001	40 Years
New Baltimore, MI	1,865,916	1,250,000	2,285,781	(16,502)	1,250,000	2,269,279	3,519,279	475,305	2001	40 Years
Flint, MI	3,719,383	1,729,851	1,798,091	660	1,729,851	1,798,751	3,528,602	346,597	2002	40 Years
Oklahoma City, OK	2,987,023	1,914,859	2,057,034	-	1,914,859	2,057,034	3,971,893	376,399	2002	40 Years
Omaha, NE	2,740,909	1,530,000	2,237,702	-	1,530,000	2,237,702	3,767,702	409,437	2002	40 Years
Indianapolis, IN	802,785	180,000	1,117,617	-	180,000	1,117,617	1,297,617	204,550	2002	40 Years
Big Rapids, MI	-	1,201,675	2,014,107	(2,000)	1,201,675	2,012,107	3,213,782	339,583	2003	40 Years
Flint, MI	-	-	471,272	(201,809)	-	269,463	269,463	58,383	2003	20 Years
Ann Arbor, MI	6,083,869	1,727,590	6,009,488	-	1,727,590	6,009,488	7,737,078	1,072,392	2003	40 Years
Tulsa, OK	-	2,000,000	2,740,507	-	2,000,000	2,740,507	4,740,507	442,129	2003	40 Years
Canton Twp., MI	1,516,578	1,550,000	2,132,096	23,020	1,550,000	2,155,116	3,705,116	327,708	2003	40 Years
Flint, MI	4,310,695	1,537,400	1,961,674	-	1,537,400	1,961,674	3,499,074	286,161	2004	40 Years
Webster, NY	1,653,154	1,600,000	2,438,781	-	1,600,000	2,438,781	4,038,781	353,118	2004	40 Years
Albion, NY	2,021,167	1,900,000	3,037,864	-	1,900,000	3,037,864	4,937,864	389,228	2004	40 Years
Flint, MI	3,295,593	1,029,000	2,165,463	(6,666)	1,029,000	2,158,797	3,187,797	276,555	2004	40 Years
Lansing, MI	-	785,000	348,501	3,045	785,000	351,546	1,136,546	48,301	2004	40 Years
Boynton Beach, FL	1,654,134	1,569,000	2,363,524	108,651	1,569,000	2,472,175	4,041,175	330,823	2004	40 Years
Ann Arbor, MI	4,158,223	1,700,000	8,308,854	150,000	1,700,000	8,458,854	10,158,854	1,309,189	2004	40 Years
Midland, MI	-	2,350,000	2,313,413	2,070	2,350,000	2,315,483	4,665,483	258,004	2005	40 Years
Grand Rapids, MI	3,379,624	1,450,000	2,646,591	-	1,450,000	2,646,591	4,096,591	286,715	2005	40 Years
Delta Twp., MI	3,809,766	2,075,000	2,535,971	7,015	2,075,000	2,542,986	4,617,986	264,950	2005	40 Years
Roseville., MI	3,380,829	1,771,000	2,327,052	-	1,771,000	2,327,052	4,098,052	239,976	2005	40 Years
Mt Pleasant., MI	-	1,075,000	1,432,390	4,787	1,075,000	1,437,177	2,512,177	146,700	2005	40 Years
N Cape May, NJ.,	-	1,075,000	1,430,092	495	1,075,000	1,430,587	2,505,587	146,035	2005	40 Years
Summit Twp, MI	1,926,188	998,460	1,336,357	-	998,460	1,336,357	2,334,817	109,948	2006	40 Years
Livonia, MI	4,503,823	1,200,000	3,441,694	817,589	1,200,000	4,259,283	5,459,283	245,652	2007	40 Years
Barnesville, GA	-	932,500	2,091,514	5,490	932,500	2,097,004	3,029,504	115,743	2007	40 Years
East Lansing, MI	-	1,450,000	1,002,192	177,406	1,450,000	1,179,598	2,629,598	62,980	2007	40 Years
Plainfield, IN	-	4,549,757	-	62,884	4,612,641	-	4,612,641	-	2007	40 Years
Macomb Township, MI	5,037,776	2,621,500	3,484,212	799	2,621,500	3,485,011	6,106,511	19,713	2008	40 Years
Ypsilanti, MI	-	1,850,000	3,034,335	1,224	1,850,000	3,035,559	4,885,559	120,140	2008	40 Years
Marion Oaks, FL	-	815,000	2,329,487	2,223	815,000	2,331,710	3,146,710	87,420	2008	40 Years
Shelby Township, MI	2,115,958	75,000	2,533,876	(44,028)	-	2,564,848	2,564,848	90,509	2008	40 Years
Silver Spring Shores, FL	-	1,975,000	2,504,112	-	1,195,000	2,504,112	4,479,112	62,603	2009	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2009

Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H
										Life on Which
				Costs	Gross Amount at Which Carried					Depreciation in
		Initial Cost		Capitalized	at Close of Period					Latest Income
			Buildings and	Subsequent to		Buildings and		Accumulated	Date of	Statement
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction	is Computed

Brighton, MI	-	1,365,000	2,802,036	-	1,365,000	2,802,036	4,167,036	58,376	2009	40 Years
Port St John, FL	-	2,320,860	2,402,641	-	2,320,860	2,402,641	4,723,501	40,044	2009	40 Years
Lowell, MI	-	890,000	1,930,182	-	890,000	1,930,182	2,820,182	12,064	2009	40 Years
Southfield, MI	-	1,200,000	125,616	-	1,200,000	125,616	1,325,616	654	2009	40 Years
Sub Total	104,552,802	94,979,575	207,976,033	12,616,585	94,967,459	220,604,734	315,572,193	64,076,469

Retail Facilities Under Development
St Augustine Shores, FL	-	-	2,093,365	-	-	2,093,365	2,093,365	-	N/A	N/A
Atlantic Beach, FL	-	-	1,842,477	-	-	1,842,477	1,842,477	-	N/A	N/A
Ann Arbor, MI	-	-	418,718	-	-	418,718	418,718	-	N/A	N/A
Other	-	80,000	437,415	-	80,000	437,415	517,415	-	N/A	N/A

	-	80,000	4,791,975	-	80,000	4,791,975	4,871,975	-
Total	$104,552,802	$95,059,575	$212,768,008	$12,616,585	$95,047,459	$224,033,593	$320,444,168	$64,076,469

Agree Realty Corporation
Notes to Schedule III
December 31, 2009

1)	Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2007 to December 31, 2009:

	2009	2008	2007

Balance at January 1	$311,342,882	$289,073,696	$268,247,707
Construction and acquisition costs	9,101,286	22,269,186	20,825,989

Balance at December 31	$320,444,168	$311,342,882	$289,073,696

2)	Reconciliation of Accumulated Depreciation

The following table reconciles the accumulated depreciation from January 1, 2007 to December 31, 2009:

	2009	2008	2007

Balance at January 1	$58,502,384	$53,250,564	$48,352,753
Current year depreciation expense	5,574,085	5,251,820	4,897,811

Balance at December 31	$64,076,469	$58,502,384	$53,250,564

3)	Tax Basis of Buildings and Improvements

The aggregate cost of Building and Improvements for federal income tax purposes is approximately $21,648,000 less than the cost basis used for financial statement purpose.