Form 10-Q
period 2010-03-31
AGREE REALTY CORP
filed 2010-05-10
CIK 917251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

As of May 4, 2010, the Registrant had 9,754,264 shares of common stock, $0.0001 par value, outstanding.

Agree Realty Corporation

Form 10-Q

Index

		Page
Part I:	Financial Information

Item 1.	Interim Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	1-2

	Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2010 and 2009	3

	Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2010	4

	Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2010 and 2009	5-6

	Notes to Consolidated Financial Statements (Unaudited)	7-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17-18

Item 4.	Controls and Procedures	18

Part II:	Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	19

Item 4.	{Removed and Reserved}	19

Item 5	Other Information	19

Item 6.	Exhibits	19

Signatures		20

Agree Realty Corporation

Consolidated Balance Sheets

	March 31	December 31,
	2010	2009
	(Unaudited)

Assets

Real Estate Investments
Land	$92,692,037	$95,047,459
Buildings	217,626,796	220,604,734
Property under development	5,200,831	4,791,975

	315,519,664	320,444,168
Less accumulated depreciation	(64,311,743)	(64,076,469)

Net Real Estate Investments	251,207,921	256,367,699

Cash and Cash Equivalents	565,298	688,675

Cash – Restricted	9,772,416	-

Accounts Receivable - Tenants, net of allowance of $35,000
at March 31, 2010 and December 31, 2009	2,650,539	1,986,836

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $5,192,918 and $5,126,333 at March 31, 2010 and December 31, 2009	1,294,578	1,360,514
Leasing costs, net of accumulated amortization of $860,454 and $841,427 at March 31, 2010 and December 31, 2009	569,423	537,100

Other Assets	892,463	847,894

	$266,952,638	$261,788,718
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)

Liabilities and Stockholders’ Equity

Mortgages Payable	$74,570,943	$75,552,802

Notes Payable	29,797,500	29,000,000

Dividends and Distributions Payable	4,375,999	4,354,163

Deferred Revenue	9,862,917	10,035,304

Accrued Interest Payable	260,106	261,012

Accounts Payable
Capital expenditures	438,749	352,430
Operating	1,089,295	1,529,085

Interest Rate Swap	370,547	74,753

Deferred Income Taxes	705,000	705,000

Tenant Deposits	91,820	97,285

Total Liabilities	121,562,876	121,961,834

Stockholders’ Equity
Common stock, $0.0001 par value; 13,350,000 shares authorized, 8,252,014 and 8,196,074 shares issued and outstanding	825	820
Excess stock, $0.0001 par value, 6,500,000 shares authorized, 0 shares issued and outstanding	—	—
Series A junior participating preferred stock, $0.0001 par value, 150,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	147,742,101	147,466,101
Deficit	(5,275,237)	(10,632,798)
Accumulated other comprehensive income (loss)	(355,577)	(70,806)
Total stockholders’ equity—Agree Realty Corporation	142,112,112	136,763,317
Non-controlling interest	3,277,650	3,063,567

Total Stockholders’ Equity	145,389,762	139,826,884

	$266,952,638	$261,788,718
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Income (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Revenues
Minimum rents	$8,437,272	$8,331,333
Percentage rents	465	6,995
Operating cost reimbursements	669,815	718,623
Development fee income	397,009	-
Other income	17,771	3,761
Total Revenues	9,522,332	9,060,712
Operating Expenses
Real estate taxes	489,362	478,941
Property operating expenses	395,680	457,787
Land lease payments	226,575	214,800
General and administrative	1,251,729	1,251,290
Depreciation and amortization	1,431,727	1,394,498

Total Operating Expenses	3,795,073	3,797,316

Income From Operations	5,727,259	5,263,396

Other Expense		-
Interest expense, net	(1,269,757)	(1,125,624)

Income Before Discontinued Operations	4,457,502	4,137,772
Gain on sale of asset from discontinued operations	5,331,685	-
Income from discontinued operations	179,293	179,293

Net Income	9,968,480	4,317,065

Less Net Income Attributable to Non-Controlling Interest	(402,392)	(306,419)

Net Income Attributable to Agree Realty Corporation	$9,566,088	$4,010,646

Earnings Per Share – Basic	$1.18	$0.52

Earnings Per Share – Dilutive	$1.18	$0.52

Dividend Declared Per Share	$0.51	$0.50

Weighted Average Number of Common Shares Outstanding – Basic	8,096,615	7,774,640

Weighted Average Number of Common Shares Outstanding – Dilutive	8,130,290	7,781,740
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statement of Stockholders’ Equity (Unaudited)

			Additional			Accumulated Other
	Common Stock		Paid-In	Non-Controlling		Comprehensive
	Shares	Amount	Capital	Interest	Deficit	Income (loss)

Balance, January 1, 2010	8,196,074	$820	$147,466,101	$3,063,567	$(10,632,798)	$(70,806)

Issuance of shares under the Equity Incentive Plan	76,550	8	—	—	—	—

Forfeiture of shares	(20,610)	(3)	—	—	—	—

Vesting of restricted stock	—	—	276,000	—	—	—

Dividends and distributions declared for the period January 1, 2010 to March 31, 2010	—	—	—	(177,286)	(4,208,527)	—
Other comprehensive (loss)	—	—	—	(11,023)	—	(284,771)
Net income for the period January 1, 2010 to March 31, 2010	—	—	—	402,392	9,566,088	—

Balance, March 31, 2010	8,252,014	$825	$147,742,101	$3,277,650	$(5,275,237)	$(355,577)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Cash Flows From Operating Activities
Net income	$9,968,480	$4,317,065
Adjustments to reconcile net income to net cash provided by operating Activities
Depreciation	1,412,700	1,378,475
Amortization	85,612	85,443
Stock-based compensation	276,000	292,000
Gain on sale of asset	(5,331,685)	-
(Increase) decrease in accounts receivable	(663,703)	88,341
(Increase) decrease in other assets	(56,478)	27,880
Decrease in accounts payable	(439,790)	(306,453)
Decrease in deferred revenue	(172,387)	(172,387)
(Decrease) in accrued interest	(906)	(254,030)
(Decrease) in tenant deposits	(5,465)	-

Net Cash Provided By Operating Activities	5,072,378	5,456,334

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $49,255 in 2010 and $76,273 in 2009)	(235,377)	(1,241,563)
Net proceeds from sale of assets, less amounts held in restricted escrow	(7,613)	-

Net Cash Used In Investing Activities	(242,990)	(1,241,563)

Cash Flows From Financing Activities

Payments of mortgages payable	(981,859)	(828,267)
Dividends and limited partners’ distributions paid	(4,363,977)	(4,250,468)
Line-of-credit net borrowings (repayments)	797,500	1,560,000
Repayments of capital expenditure payables	(352,430)	(850,225)
Payments of financing costs	(649)	(177,199)
Payments of leasing costs	(51,350)	(75,000)

Net Cash Used In Financing Activities	(4,952,765)	(4,621,159)

Net Decrease In Cash and Cash Equivalents	(123,377)	(406,388)
Cash and Cash Equivalents, beginning of period	688,675	668,677

Cash and Cash Equivalents, end of period	$565,298	$262,289

Agree Realty Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$1,204,078	$1,310,234

Supplemental Disclosure of Non-Cash Transactions
Dividends and limited partners’ distributions declared and unpaid	$4,375,999	$4,250,979
Real estate investments financed with accounts payable	$438,749	$617,631
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Notes to Consolidated Financial Statements

1.	Basis of Presentation
The accompanying unaudited consolidated financial statements of Agree Realty Corporation (the “Company”) for the three months ended March 31, 2010 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other interim period. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

We have evaluated subsequent events since March 31, 2010 for events requiring recording or disclosure in this quarterly report on Form 10-Q.

2.	Stock Based Compensation
The Company estimates the fair value of restricted stock and stock option grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of March 31, 2010, there was $3,442,346 unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.77 years.  The Company used a 0% discount factor and forfeiture rate for determining the fair value of restricted stock.  The forfeiture rate was based on historical results and trends.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

	Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested restricted shares at January 1, 2010	140,980	$22.40
Restricted shares granted	76,550	22.52
Restricted shares vested	(30,600)	22.60
Restricted shares forfeited	(20,610)	16.88
Unvested restricted shares at March 31, 2010	166,320	$22.40

Agree Realty Corporation

3.	Earnings Per Share
Earnings per share has been computed by dividing the net income attributable to Agree Realty Corporation by the weighted average number of common shares outstanding.

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended March 31,
	2010	2009
Weighted average number of common shares outstanding	8,264,495	7,924,320
Unvested restricted stock	(167,880)	(149,680)
Weighted average number of common shares outstanding used in basic earnings per share	8,096,615	7,774,640

Weighted average number of common shares outstanding used in basic earnings per share	8,096,615	7,774,640
Effect of dilutive securities:
Restricted stock	33,675	7,100
Common stock options	—	—
Weighted average number of common shares outstanding used in diluted earnings per share	8,130,290	7,781,740

4.	Subsequent Event
On April 16, 2010, we completed a secondary offering of 1,495,000 shares of common stock.  The offering, which included the exercise of the over-allotment option by the underwriter, raised approximately $31.1 million.  The proceeds from the offering were used to pay down amounts outstanding under our credit facilities.

Agree Realty Corporation

5.	Derivative Instruments and Hedging Activity
On January 2, 2009, the Company entered into an interest rate swap agreement for a notional amount of $24,501,280, effective on January 2, 2009 and ending on July 1, 2013. The notional amount decreases over the term to match the outstanding balance of the hedged borrowing. The Company entered into this derivative instrument to hedge against the risk of changes in future cash flows related to changes in interest rates on $24,501,280 of the total variable-rate borrowings outstanding. Under the terms of the interest rate swap agreement, the Company will receive from the counterparty interest on the notional amount based on 1.5% plus one-month LIBOR and will pay to the counterparty a fixed rate of 3.744%. This swap effectively converted $24,501,280 of variable-rate borrowings to fixed-rate borrowings beginning on January 2, 2009 and through July 1, 2013.

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated this derivative instrument as a cash flow hedge. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) (“OCI”) for the three months ended March 31, 2010 to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense.  For the three months ending March 31, 2010, the Company has determined this derivative instrument to be an effective hedge.

The Company does not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of March 31, 2010.

6.	Fair Value of Financial Instruments
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

Level 3 – Unobservable inputs that are not corroborated by market data.

The table below sets forth our fair value hierarchy for liabilities measured or disclosed at fair value as of March 31, 2010.

Agree Realty Corporation

	Level 1	Level 2	Level 3
Liability:
Interest rate swap	$—	$370,547	$—
Fixed rate mortgage	$—	$—	$47,910,700
Variable rate mortgage	$—	$—	$21,492,645
Variable rate debt	$—	$29,797,000	$—

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

7.	Total Comprehensive Income (Loss)	The following is a reconciliation of net income to comprehensive income attributable to Agree Realty Corporation for the three months ended March 31, 2010 and 2009.

	Three months ended March 31, 2010	Three months ended March 31, 2009
Net income	$9,968,480	$4,317,065
Other comprehensive income (loss)	(370,547)	(279,970)
Total comprehensive income before non-controlling interest	9,597,933	4,037,095
Less: non-controlling interest	402,392	306,419
Total comprehensive income after non-controlling interest	9,195,541	3,730,676
Add: non-controlling interest of comprehensive loss	11,023	19,878
Comprehensive income attributable to Agree Realty Corporation	$9,206,564	$3,750,554

8.	Costs and Estimated Earnings on Uncompleted Contracts
For contracts where the Company does not retain ownership of the real property, but the Company develops and receives fee income for managing the development project, the Company uses the percentage of completion accounting method.  Under this approach, income is recognized based on the status of the uncompleted contracts and the current estimates of costs to complete.  The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract.  Provisions are made for estimated loses on uncompleted contracts in the period in which such losses are determined.  Changes in job performance, job conditions, and estimated profitability including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income.  Such revisions are recognized in the period in which they are determined.  Claims for additional compensation due the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

Agree Realty Corporation

Job-to-date amounts for open projects at March 31, 2010 is as follows:

Cost incurred on uncompleted contracts	$1,023,348
Estimated earnings	806,652

Earned Revenue	1,830,000
Less billings to date	-
Total	$1,830,000

Total unbilled revenues at March 31, 2010 are $1,830,000 and are included in accounts receivable – tenants on the consolidated balance sheet.

9.	Notes Payable
Agree Limited Partnership (the “Operating Partnership”) has in place a $55 million Credit Facility with Bank of America, as the agent, which is guaranteed by the Company.  The Credit Facility was extended in January 2009 and now matures in November 2011.  Advances under the Credit Facility bear interest within a range of one-month to 12-month LIBOR plus 100 basis points to 150 basis points or the lender’s prime rate, at the Company’s option, based on certain factors such as the ratio of our indebtedness to the capital value of the Company’s properties properties.  The Credit Facility generally is used to fund property acquisitions and development activities.  As of March 31, 2010, $28,500,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 1.23%.

The Company also has in place a $5 million Line of Credit that was extended in October 2009 and now matures in November 2011.  The Line of Credit bears interest at the lender’s prime rate less 75 basis points or 150 basis points in excess of the one-month to 12-month LIBOR rate, at the Company’s option.  The purpose of the Line of Credit is generally to provide working capital and fund land options and start-up costs associated with new projects.  As of March 31, 2010, $1,297,500 was outstanding under the Line of Credit bearing a weighted average interest rate of 2.50%.

10.	Discontinued Operations
In March 2010, the Company completed the sale of a single tenant property for approximately $9.8 million.  The property was leased to Borders Group, Inc. and was located in Santa Barbara, California.  The results of operations for this property are presented as discontinued operations in the Company’s Consolidated Statements of Income.  The revenues for the property were $179,293 and $180,016 for the three months ended March 31, 2010 and 2009, respectively.  The expenses for the property were $-0- and $723 for the three months ended March 31, 2010 and 2009, respectively.

11.	Restricted Cash	Pursuant to an agreement with an unrelated third party, cash held in escrow is for the acquisition of real estate.

Agree Realty Corporation

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We have included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, plans and beliefs concerning future events and may be identified by terminology such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Although the forward-looking statements made in this report are based on good faith beliefs and our reasonable judgment reflecting current information, certain factors could cause actual results to differ materially from such forward–looking statements, including but not limited to: the ongoing U.S. recession, the existing global credit and financial crisis and other changes in general economic, financial and real estate market conditions; risks that our acquisition and development projects will fail to perform as expected; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; loss or bankruptcy of one or more of our major retail tenants; a failure of our properties to generate additional income to offset increases in operating expenses; and other factors discussed in Part II, Item 1A. “Risk Factors” and elsewhere in this report and our other reports furnished or filed with the Securities and Exchange Commission, (“SEC”) including our annual report on Form 10-K for the fiscal year ended December 31, 2009.  Given these uncertainties, you should not place undue reliance on our forward-looking statements.  Except as required by law, we assume no obligation to update these forward–looking statements, even if new information becomes available in the future.

Overview

Agree Realty Corporation is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) focused primarily on the ownership, development, acquisition and management of retail properties net leased to national tenants.  In this report, the terms “Company,” “we,” “our” and “us” and similar terms refer to Agree Realty Corporation and its subsidiaries as the context may require.  We were formed in December 1993 to continue and expand the business founded in 1971 by our current Chief Executive Officer and Chairman, Richard Agree.  We specialize in developing retail properties for national tenants who have executed long-term net leases prior to the commencement of construction.  As of March 31, 2010, approximately 89% of our annualized base rent was derived from national tenants and approximately 69% of our annualized base rent was derived from our top three tenants:  Walgreen Co. (“Walgreens”) – 31%; Borders Group, Inc. – 27% and Kmart Corporation – 11%.  All of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses, including property taxes, insurance and maintenance.  We believe this strategy provides a generally consistent source of income and cash for distributions.

As of March 31, 2010, our portfolio consisted of 72 properties, located in 15 states containing an aggregate of approximately 3.5 million square feet of gross leasable area (“GLA”).  As of March 31, 2010, our portfolio included 60 freestanding net leased properties and 12 community shopping centers that were 98.1% leased in aggregate with a weighted average lease term of approximately 10.25 years remaining.  During the period from January 1, 2010 to December 31, 2011 we have 30 leases that are scheduled to expire assuming that none of the tenants exercise renewal options or terminate their leases prior to the contractual expiration date.  These leases represent 245,019 square feet of GLA and $1,835,431 of annualized base rent.

We expect to continue to grow our asset base primarily through the development of retail properties that are pre-leased on a long-term basis to national tenants.  We focus on development because we believe, based on the historical returns we have been able to achieve, it generally provides us a higher return on investment than the acquisition of similarly located properties and does not entail the risks associated with speculative development.  Since our initial public offering in 1994, we have developed 59 of our 72 properties, including 47 of our 60 freestanding properties and all 12 of our community shopping centers.  As of March 31, 2010, the properties that we developed accounted for 84.0% of our annualized base rent.  We expect to continue to expand our existing tenant relationships and diversify our tenant base to include other quality national tenants.

Agree Realty Corporation

On March 31, 2010, we completed the sale of our Borders Superstore located in Santa Barbara, California.  The property was sold to an unrelated party for $9.8 million.  We expect to utilize the proceeds from this transaction to acquire retail properties leased to credit worthy tenants.

Our assets are held by, and all operations are conducted through, Agree Limited Partnership (the “Operating Partnership”), of which we are the sole general partner and held a 95.96% and 95.93% interest as of March 31, 2010 and December 31, 2009, respectively. We are operating so as to qualify as a REIT for federal income tax purposes.

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

Real estate assets are stated at cost less accumulated depreciation. All costs related to planning, development and construction of buildings prior to the date they become operational, including interest and real estate taxes during the construction period, are capitalized for financial reporting purposes and recorded as property under development until construction has been completed. The viability of all projects under construction or development is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use. To the extent a project, or individual components of the project, are no longer considered to have value, the related capitalized costs are charged against operations. Subsequent to the completion of construction, expenditures for property maintenance are charged to operations as incurred, while significant renovations are capitalized. Depreciation of the buildings is recorded in accordance with the straight-line method using an estimated useful life of 40 years.

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

Agree Realty Corporation

We have established taxable REIT subsidiaries (“TRS”) pursuant to the provisions of the REIT Modernization Act.  Our TRS entities are able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations.  As a result, certain of our activities which occur within our TRS entities are subject to federal and state income taxes.  As of March 31, 2010 and December 31, 2009, we had accrued a deferred income tax amount of $705,000.

Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009

Minimum rental income increased $106,000, or 1%, to $8,437,000 in 2010, compared to $8,331,000 in 2009. The increase was the result of the development of a Walgreens drug store in Brighton, Michigan in February 2009, the development of a Walgreens drug store in Port St John, Florida in June 2009, the development of a Walgreens drug store in Lowell, Michigan in September 2009 and the development of a Chase bank land lease in Southfield, Michigan in October 2009.  Our revenue increase from these developments amounted to $254,000.  In addition, rental income decreased ($148,000) as a result of the closing of a Circuit City store in Boynton Beach, Florida and other rent adjustments.

Percentage rents decreased from $7,000 in 2009 to $-0- in 2010.

Operating cost reimbursements decreased $49,000, or 7%, to $670,000 in 2010, compared to $719,000 in 2009. Operating cost reimbursements decreased due to the net decrease in real estate taxes and property operating expenses explained below.

We earned development fee income of $397,000 in 2010 related to a project we have commenced in Oakland, California.  There was no development fee income in 2009.

Other income increased to $18,000 in 2010, compared to $4,000 in 2009.

Real estate taxes increased $10,000, or 2%, to $489,000 in 2010, compared to $479,000 in 2009.  The change was the result of general assessment adjustments.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) decreased $63,000, or 14%, to $396,000 in 2010 compared to $459,000 in 2009. The decrease was the result of: a decrease in snow removal costs of ($58,000) a decrease in shopping center maintenance costs of ($8,000); an increase in utility costs of $7,000 and a decrease in insurance costs of ($4,000) in 2010 versus 2009.

Land lease payments increased $12,000, or 5%, to $227,000 in 2010, compared to $215,000 for 2009.  The increase was the result of a contractual increase in our rent payment at our Aventura, Florida property.

General and administrative expenses increased by $1,000, to $1,252,000 in 2010, compared to $1,251,000 in 2009. General and administrative expenses as a percentage of total rental income (minimum and percentage rents) decreased from 14.69% for 2009 to 14.53% for 2010.

Depreciation and amortization increased $38,000, or 3%, to $1,432,000 in 2010, compared to $1,394,000 in 2009.  The increase was the result of the development of five properties in 2009.

Interest expense increased $144,000, or 13%, to $1,270,000 in 2010, compared to $1,126,000 in 2009. The increase in interest expense is a result of our funding the development of five properties in 2009.

We recognized a gain $5,332,000 on the sale of our Borders Books store located in Santa Barbara, California in 2010.  We had no property sales in 2009.

Agree Realty Corporation

Our net income increased $5,555,000, or 8%, to $9,566,000 in 2010 from $4,011,000 in 2009 as a result of the foregoing factors.

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

We intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to market capitalization of 65% or less.  Nevertheless, we may operate with debt levels which are in excess of 65% of market capitalization for extended periods of time.  At March 31, 2010, our ratio of indebtedness to market capitalization was approximately 53%.

During the quarter ended March 31, 2010, we declared a quarterly dividend of $0.51 per share. We paid the dividend on April 13, 2010 to holders of record on March 31, 2010.

Our cash flows from operations decreased $384,000 to $5,072,000 for the three months ended March 31, 2010, compared to $5,456,000 for the three months ended March 31, 2009.  Cash used in investing activities decreased $999,000 to $243,000 in 2010, compared to $1,242,000 in 2009.  Cash used in financing activities increased $332,000 to $4,953,000 in 2010, compared to $4,621,000 in 2009.

As of March 31, 2010, we had total mortgage indebtedness of $74,570,951. Of this total mortgage indebtedness, $50,535,759 is fixed rate, self-amortizing debt with a weighted average interest rate of 6.56%.  The remaining mortgage debt of $24,035,192 bears interest at 150 basis points over LIBOR or 1.75% as of March 31, 2010 and has a maturity date of July 14, 2013, which can be extended at our option for two additional years.  In January 2009, we entered into an interest rate swap agreement that fixes the interest rate during the initial term of the variable-interest mortgage at 3.744%.

In addition, the Operating Partnership has in place the $55 million Credit Facility with Bank of America, as the agent, which is guaranteed by us.  The Credit Facility was extended in January 2009 and now matures in November 2011.  Advances under the Credit Facility bear interest within a range of one-month to 12-month LIBOR plus 100 basis points to 150 basis points or the lender’s prime rate, at our option, based on certain factors such as the ratio of our indebtedness to the capital value of our properties.  The Credit Facility generally is used to fund property acquisitions and development activities.  As of March 31, 2010, $28,500,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 1.23%.

We also have in place the $5 million Line of Credit that was extended in October 2009 and now matures in November 2011.  The Line of Credit bears interest at the lender’s prime rate less 75 basis points or 150 basis points in excess of the one-month to 12-month LIBOR rate, at our option.  The purpose of the Line of Credit is generally to provide working capital and fund land options and start-up costs associated with new projects.  As of March 31, 2010, $1,297,500 was outstanding under the Line of Credit bearing a weighted average interest rate of 2.50%.

Agree Realty Corporation

On April 16, 2010 we completed a secondary offering of 1,495,000 shares of common stock.  The offering, which included the exercise of the over-allotment option by the underwriter, raised approximately $31.1 million.  The proceeds from the offering were used to pay down amounts outstanding under our credit facilities.

The following table outlines our contractual obligations as of March 31, 2010 for the periods presented below (in thousands).

	Total	Apr 1, 2010 – Ma 31, 2011	Apr 1, 2011 – Mar 31, 2013	Apr 1, 2013 – Mar 31, 2015	Thereafter
Mortgages Payable	$74,571	$4,091	$9,023	$31,518	$29,939
Notes Payable	29,797	—	29,797	—	—
Land Lease Obligation	12,858	906	1,813	1,726	8,413
Estimated Interest Payments on Mortgages and Notes Payable	19,060	3,791	6,441	4,987	3,841

Other Long-Term Liabilities	—	—	—	—	—
Total	$136,286	$8,788	$47,074	$38,231	$42,193

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

The following table provides a reconciliation of FFO and net income for the three months ended March 31, 2010 and 2009:
	Three Months Ended March 31,
	2010	2009

Net income	$9,968,480	$4,317,065
Depreciation of real estate assets	1,400,791	1,361,318
Amortization of leasing costs	19,027	16,024
Gain on sale of fixed asset	(5,331,685)	-

Funds from Operations	$6,056,613	$5,694,407

Weighted Average Shares and Operating Partnership Units Outstanding – Dilutive	8,477,909	8,387,153

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	Year ended March 31,
	2011	2012	2013	2014	2015	Thereafter	Total

Fixed rate mortgage	$3,597	$3,841	$4,102	$4,380	$4,677	$29,939	$50,536
Average interest rate	6.56%	6.56%	6.56%	6.56%	6.56%	6.56%	—
Variable rate mortgage	$494	$524	$556	$22,461	—	—	$24,035
Average interest rate	3.74%	3.74%	3.74%	3.74%	—	—	—
Other variable rate debt		—	$29,797	—	—	—	$29,797
Average interest rate		—	1.29%	—	—	—	—

Agree Realty Corporation

The fair value (in thousands) is estimated at $47,911, $21,493 and $29,797 for fixed rate mortgages, variable rate mortgage and other variable rate debt, respectively, as of March 31, 2010.

The table above incorporates those exposures that exist as of March 31, 2010; it does not consider those exposures or positions, which could arise after that date.  As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

We entered into an interest rate swap agreement to hedge interest rates on $24.5 million in variable-rate borrowings outstanding. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on 1.5% plus one-month LIBOR and will pay to the counterparty a fixed rate of 3.744%. This swap effectively converted $24.5 million of variable-rate borrowings to fixed-rate borrowings.  As of March 31, 2010, the interest rate swap was valued at $370,547.  We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of March 31, 2010.

As of March 31, 2010, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an annual increase in interest expense of approximately $300,000.

ITEM 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 1A.      RISK FACTORS

There were no material changes in our risk factors set forth under Item 1A of Part 1 of our most recently filed Form 10-K.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Agree Realty Corporation

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         [REMOVED AND RESERVED]

ITEM 5.         OTHER INFORMATION

None.

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

Date: May 10, 2010