Form 10-Q
period 2010-06-30
AGREE REALTY CORP
filed 2010-08-09
CIK 917251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Yes     ☐            No      ☒

As of August 9, 2010, the Registrant had 9,756,764 shares of common stock, $0.0001 par value, outstanding.

Agree Realty Corporation

Form 10-Q

Index

		Page
Part I:	Financial Information

Item 1.	Interim Consolidated Financial Statements

	Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	1-2

	Consolidated Statements of Income (Unaudited) for the three months ended June 30, 2010 and 2009	3

	Consolidated Statements of Income (Unaudited) for the six months ended June 30, 2010 and 2009	4

	Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2010	5

	Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2010 and 2009	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20-21

Item 4.	Controls and Procedures	21

Part II:	Other Information

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	{Removed and Reserved}	22

Item 5	Other Information	22

Item 6.	Exhibits	23

Signatures		24

Agree Realty Corporation

Consolidated Balance Sheets

	June 30	December 31,
	2010	2009
	(Unaudited)

Assets

Real Estate Investments
Land	$93,305,787	$95,047,459
Buildings	221,908,418	220,604,734
Less accumulated depreciation	(65,639,389)	(64,076,469)
	249,574,816	251,575,724
Property under development	9,738,263	4,791,975
Property held for sale, net	3,030,144	-

Net Real Estate Investments	262,343,223	256,367,699

Cash and Cash Equivalents	357,406	688,675

Cash – Restricted	2,096,699	-

Accounts Receivable - Tenants, net of allowance of $35,000 at June 30, 2010 and December 31, 2009	3,005,105	1,986,836

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $5,259,503 and $5,126,333 at June 30, 2010 and December 31, 2009	1,227,993	1,360,514
Leasing costs, net of accumulated amortization of $880,216 and $841,427 at June 30, 2010 and December 31, 2009	562,521	537,100

Other Assets	760,126	847,894

	$270,353,073	$261,788,718
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)

Liabilities and Stockholders’ Equity

Mortgages Payable	$73,574,819	$75,552,802

Notes Payable	1,700,000	29,000,000

Dividends and Distributions Payable	5,131,722	4,354,163

Deferred Revenue	9,690,529	10,035,304

Accrued Interest Payable	219,322	261,012

Accounts Payable
Capital expenditures	1,689,409	352,430
Operating	1,155,104	1,529,085

Interest Rate Swap	760,853	74,753

Deferred Income Taxes	705,000	705,000

Tenant Deposits	87,182	97,285

Total Liabilities	94,713,940	121,961,834

Stockholders’ Equity
Common stock, $0.0001 par value; 13,350,000 shares authorized, 9,754,264 and 8,196,074 shares issued and outstanding	975	820
Excess stock, $0.0001 par value, 6,500,000 shares authorized, 0 shares issued and outstanding	—	—
Series A junior participating preferred stock, $0.0001 par value, 150,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	179,102,129	147,466,101
Deficit	(5,958,513)	(10,632,798)
Accumulated other comprehensive income (loss)	(732,169)	(70,806)
Total stockholders’ equity—Agree Realty Corporation	172,412,422	136,763,317
Non-controlling interest	3,226,711	3,063,567

Total Stockholders’ Equity	175,639,133	139,826,884

	$270,353,073	$261,788,718
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Income (Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009

Revenues
Minimum rents	$8,420,842	$8,179,987
Percentage rents	12,534	782
Operating cost reimbursements	640,579	681,962
Development fee income	138,895	-
Other income	16,832	8,772
Total Revenues	9,229,682	8,871,503
Operating Expenses
Real estate taxes	507,303	488,520
Property operating expenses	330,036	332,468
Land lease payments	226,575	214,800
General and administrative	1,202,030	998,428
Depreciation and amortization	1,461,987	1,385,017

Total Operating Expenses	3,727,931	3,419,233

Income From Operations	5,501,751	5,452,270

Other Expense		-
Interest expense, net	(1,124,128)	(1,160,791)

Income Before Discontinued Operations	4,377,623	4,291,479
Gain (loss) on sale of asset from discontinued Operations	(3,352)	-
Income from discontinued operations	57,188	216,211

Net Income	4,431,459	4,507,690

Less Net Income Attributable to Non-Controlling Interest	(140,061)	(268,113)

Net Income Attributable to Agree Realty Corporation	$4,291,398	$4,239,577

Earnings Per Share – Basic	$0.46	$0.54

Earnings Per Share – Dilutive	$0.46	$0.54

Dividend Declared Per Share	$0.51	$0.50

Weighted Average Number of Common Shares Outstanding – Basic	9,317,829	7,879,183

Weighted Average Number of Common Shares Outstanding – Dilutive	9,349,696	7,894,349
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Income (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009

Revenues
Minimum rents	$16,786,354	$16,449,536
Percentage rents	12,999	7,777
Operating cost reimbursements	1,310,394	1,400,585
Development fee income	535,904	-
Other income	34,603	12,533
Total Revenues	18,680,254	17,870,431
Operating Expenses
Real estate taxes	996,665	967,461
Property operating expenses	725,716	790,255
Land lease payments	453,150	429,600
General and administrative	2,453,758	2,249,718
Depreciation and amortization	2,858,871	2,744,672

Total Operating Expenses	7,488,160	7,181,706

Income From Operations	11,192,094	10,688,725

Other Expense
Interest expense, net	(2,393,886)	(2,286,415)

Income Before Discontinued Operations	8,798,208	8,402,310
Gain on sale of asset from discontinued operations	5,328,333	-
Income from discontinued operations	273,399	422,445

Net Income	14,399,940	8,824,755

Less Net Income Attributable to Non-Controlling Interest	(542,453)	(574,532)

Net Income Attributable to Agree Realty Corporation	$13,857,487	$8,250,223

Earnings Per Share – Basic	$1.59	$1.05

Earnings Per Share – Dilutive	$1.59	$1.05

Dividend Declared Per Share	$1.02	$1.00

Weighted Average Number of Common Shares Outstanding – Basic	8,708,001	7,825,957

Weighted Average Number of Common Shares Outstanding – Dilutive	8,734,194	7,834,403
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statement of Stockholders’ Equity (Unaudited)

			Additional			Accumulated Other
	Common Stock		Paid-In	Non-Controlling		Comprehensive
	Shares	Amount	Capital	Interest	Deficit	Income (loss)

Balance, January 1, 2010	8,196,074	$820	$147,466,101	$3,063,567	$(10,632,798)	$(70,806)

Issuance of common stock, net of issuance costs	1,495,000	150	31,074,028	—	—	—

Issuance of shares under the Equity Incentive Plan	83,800	8	—	—	—	—

Forfeiture of shares	(20,610)	(3)	—	—	—	—

Vesting of restricted stock	—	—	562,000	—	—	—

Dividends and distributions declared for the period January 1, 2010 to June 30, 2010	—	—	—	(354,572)	(9,183,202)	—
Other comprehensive (loss)	—	—	—	(24,737)	—	(661,363)
Net income for the period January 1, 2010 to June 30, 2010	—	—	—	542,453	13,857,487	—

Balance, June 30, 2010	9,754,264	$975	$179,102,129	$3,226,711	$(5,958,513)	$(732,169)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009

Cash Flows From Operating Activities
Net income	$14,399,940	$8,824,755
Adjustments to reconcile net income to net cash provided by operating Activities
Depreciation	2,869,498	2,781,789
Amortization	171,959	172,260
Stock-based compensation	562,000	586,000
Gain on sale of asset	(5,328,333)	-
(Increase) decrease in accounts receivable	(1,018,269)	40,815
Decrease in other assets	63,273	179,828
Decrease in accounts payable	(373,981)	(347,285)
Decrease in deferred revenue	(344,775)	(344,775)
(Decrease) in accrued interest	(41,690)	(262,221)
(Decrease) in tenant deposits	(10,103)	3,448

Net Cash Provided By Operating Activities	10,949,519	11,634,614

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $148,507 in 2010 and $132,572 in 2009)	(11,564,231)	(6,129,126)
Proceeds from sale of asset	9,761,601	-
Increase in cash – restricted	(2,096,699)	-

Net Cash Used In Investing Activities	(3,899,329)	(6,129,126)

Cash Flows From Financing Activities
Proceeds from common stock offering	31,074,028	-
Payments of mortgages payable	(1,977,983)	(1,668,442)
Dividends and limited partners’ distributions paid	(8,760,215)	(8,508,999)
Line-of-credit net borrowings (repayments)	(27,300,000)	5,391,535
Repayments of capital expenditure payables	(352,430)	(850,225)
Payments of financing costs	(649)	(185,720)
Payments of leasing costs	(64,210)	(86,859)

Net Cash Used In Financing Activities	(7,381,459)	(5,908,710)

Net Decrease In Cash and Cash Equivalents	(331,269)	(403,222)
Cash and Cash Equivalents, beginning of period	688,675	668,677

Cash and Cash Equivalents, end of period	$357,406	$265,455

Agree Realty Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$2,304,508	$2,408,944

Supplemental Disclosure of Non-Cash Transactions
Dividends and limited partners’ distributions declared and unpaid	$5,131,722	$4,262,017
Real estate investments financed with accounts payable	$1,689,409	$203,961
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Notes to Consolidated Financial Statements

1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Agree Realty Corporation (the “Company”) for the six months ended June 30, 2010 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other interim period. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company has evaluated subsequent events since June 30, 2010 for events requiring recording or disclosure in this quarterly report on Form 10-Q.

2. Stock-Based Compensation
The Company estimates the fair value of restricted stock and stock option grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of June 30, 2010, there was $3,339,406 unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.64 years.  The Company used a 0% discount factor and forfeiture rate for determining the fair value of restricted stock.  The forfeiture rate was based on historical results and trends.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

	Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested restricted shares at January 1, 2010	140,980	$22.40
Restricted shares granted	83,800	23.25
Restricted shares vested	(31,150)	23.73
Restricted shares forfeited	(20,610)	16.58
Unvested restricted shares at June 30, 2010	173,020	$22.50

Agree Realty Corporation

3. Earnings Per Share	Earnings per share has been computed by dividing the net income attributable to Agree Realty Corporation by the weighted average number of common shares outstanding.

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended June 30,
	2010	2009
Weighted average number of common shares outstanding	9,490,849	8,031,363
Unvested restricted stock	(173,020)	(152,180)
Weighted average number of common shares outstanding used in basic earnings per share	9,317,829	7,879,183

Weighted average number of common shares outstanding used in basic earnings per share	9,317,829	7,879,183
Effect of dilutive securities:
Restricted stock	31,867	15,166
Common stock options	—	—
Weighted average number of common shares outstanding used in diluted earnings per share	9,349,696	7,894,349

	Six Months Ended June 30,
	2010	2009
Weighted average number of common shares outstanding	8,881,021	7,978,137
Unvested restricted stock	(173,020)	(152,180)
Weighted average number of common shares outstanding used in basic earnings per share	8,708,001	7,825,957

Weighted average number of common shares outstanding used in basic earnings per share	8,708,001	7,825,957
Effect of dilutive securities:

Restricted stock	26,193	8,446
Common stock options	—	—
Weighted average number of common shares outstanding used in diluted earnings per share	8,734,194	7,834,403

4. Recent Accounting Pronouncements
Effective January 1, 2010, companies are required to separately disclose the amounts of significant transfers of assets and liabilities into and out of Level 1, Level 2 and Level 3 of the fair value hierarchy and the reasons for those transfers.  Companies must also develop and disclose their policy for determining when transfers between levels are recognized.  In addition companies are required to provide fair value disclosures of each class rather than each major category of assets and liabilities.  For fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3), companies are required to disclose the valuation technique and the inputs used in determining fair value for each class of assets and valuation technique and the inputs used in determining fair value for each class of assets and liabilities.  This does not have a material effect on the Company’s consolidated results of operations or financial position.

Effective January 1, 2010, companies will be required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements.  The Company does not expect this will have a material effect on its consolidated results of operations or financial position

Agree Realty Corporation

5. Derivative Instruments and Hedging Activity
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

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated this derivative instrument as a cash flow hedge. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) (“OCI”) for the three months ended June 30, 2010 to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense.  For the six months ended June 30, 2010, the Company has determined this derivative instrument to be an effective hedge.

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of June 30, 2010.

6. Fair Value of Financial Instruments
Certain of the Company’s assets and liabilities are disclosed at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various valuation methods including the market, income and cost approaches.  The assumptions used in the application of these valuation methods are developed from the perspective of market participants pricing the asset or liability.  Inputs used in the valuation methods can be either readily observable, market corroborated, or generally unobservable inputs.  Whenever possible the Company attempts to utilize valuation methods that maximize the uses of observable inputs and minimizes the use of unobservable inputs.  Based on the operability of the inputs used in the valuation methods, the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Assets and liabilities measured, reported and/or disclosed at fair value will be classified and disclosed in one of the following three categories:

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

The table below sets forth the Company’s fair value hierarchy for liabilities measured or disclosed at fair value as of June 30, 2010.

	Level 1	Level 2	Level 3
Liability:
Interest rate swap	$—	$760,853	$—
Fixed rate mortgage	$—	$—	$49,090,634
Variable rate mortgage	$—	$—	$22,035,194
Variable rate debt	$—	$1,700,000	$—

Agree Realty Corporation

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

7. Total Comprehensive Income (Loss)	The following is a reconciliation of net income to comprehensive income attributable to Agree Realty Corporation for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30, 2010	Three months ended June 30, 2009
Net income	$4,431,459	$4,507,690
Other comprehensive income (loss)	(376,592)	53,188
Total comprehensive income before non-controlling interest	4,054,867	4,560,878
Less: non-controlling interest	140,061	268,113
Total comprehensive income after non-controlling interest	3,914,806	4,292,765
Non-controlling interest of comprehensive income (loss)	(13,714)	(5,114)
Comprehensive income attributable to Agree Realty Corporation	$3,901,092	$4,287,651

	Six months ended June 30, 2010	Six months ended June 30, 2009
Net income	$14,399,940	$8,824,755
Other comprehensive income (loss)	(661,363)	(226,782)
Total comprehensive income before non-controlling interest	13,738,577	8,597,973
Less: non-controlling interest	542,453	574,532
Total comprehensive income after non-controlling interest	13,196,124	8,023,441
Non-controlling interest of comprehensive income (loss)	(24,737)	14,764
Comprehensive income attributable to Agree Realty Corporation	$13,171,387	$8,038,205

8. Notes Payable
Agree Limited Partnership (the “Operating Partnership”) has in place a $55 million Credit Facility with Bank of America, as the agent, which is guaranteed by the Company. The Credit Facility was extended in January 2009 and now matures in November 2011. Advances under the Credit Facility bear interest within a range of one-month to 12-month LIBOR plus 100 basis points to 150 basis points or the lender’s prime rate, at the Company’s option, based on certain factors such as the ratio of the Company’s indebtedness to the capital value of the Company’s properties. The Credit Facility generally is used to fund property acquisitions and development activities. As of June 30, 2010, $0 was outstanding under the Credit Facility.

The Company also has in place a $5 million Line of Credit that was extended in October 2009 and now matures in November 2011. The Line of Credit bears interest at the lender’s prime rate less 75 basis points or 150 basis points in excess of the one-month to 12-month LIBOR rate, at the Company’s option. The purpose of the Line of Credit is generally to provide working capital and fund land options and start-up costs associated with new projects. As of June 30, 2010, $1,700,000 was outstanding under the Line of Credit bearing a weighted average interest rate of 2.50%.

Agree Realty Corporation

9. Discontinued Operations
In March 2010, the Company completed the sale of a single tenant property for approximately $9.8 million.  The property was leased to Borders Group, Inc. and was located in Santa Barbara, California.  In addition, the Company has classified a single tenant property located in Ocala, Florida as held for sale as of June 30, 2010.  The results of operations for these properties are presented as discontinued operations in the Company’s Consolidated Statements of Income.  The revenues for the properties were $251,054 and $492,854 for the three and six months ended June 30, 2009, respectively, and $71,761 and $322,815 for the three and six months ended June 30, 2010, respectively.  The expenses for the properties were $34,843 and $70,409 for the three and six months ended June 30, 2009, respectively, and $14,573 and $49,416 for the three and six months ended June 30, 2010, respectively.

10. Restricted Cash	Pursuant to an agreement with an unrelated third party, cash held in escrow is for the acquisition of real estate.

11. Purchase Accounting for Acquisitions of Real Estate
Acquired real estate assets have been accounted for using the purchase method of accounting and accordingly, the results of operations are included in the consolidated statements of income from the respective dates of acquisition. The Company allocates the purchase price to (i) land and buildings based on management’s internally prepared estimates and (ii) identifiable intangible assets or liabilities generally consisting of above-market and below-market in-place leases and in-place leases. The Company uses estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation techniques, including management’s analysis of comparable properties in the existing portfolio, to allocate the purchase price to acquired tangible and intangible assets.

The estimated fair value of above-market and below-market in-place leases for acquired properties is recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. During 2010, all acquisitions had contractual amounts to be paid pursuant to in-place leases that were consistent with management’s estimate of fair market lease rates, and therefore no intangible assets were recorded related to these allocations.

The aggregate fair value of other intangible assets consisting of in-place, at market leases, is estimated based on internally developed methods to determine the respective property values and are included in Buildings in the consolidated balance sheets. Factors considered by management in their analysis include an estimate of costs to execute similar leases and operating costs saved.

The fair value of intangible assets acquired are amortized to depreciation and amortization on the consolidated statements of income over the remaining term of the respective leases.

 Agree Realty Corporation

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We have included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, plans and beliefs concerning future events and may be identified by terminology such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Although the forward-looking statements made in this report are based on good faith beliefs and our reasonable judgment reflecting current information, certain factors could cause actual results to differ materially from such forward–looking statements, including but not limited to: the ongoing U.S. recession, the existing global credit and financial crisis and other changes in general economic, financial and real estate market conditions; risks that our acquisition and development projects will fail to perform as expected; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; loss or bankruptcy of one or more of our major retail tenants; a failure of our properties to generate additional income to offset increases in operating expenses; and other factors discussed in Part II, Item 1A. “Risk Factors” and elsewhere in this report and our other reports furnished or filed with the Securities and Exchange Commission (“SEC”) including our annual report on Form 10-K for the fiscal year ended December 31, 2009.  Given these uncertainties, you should not place undue reliance on our forward-looking statements.  Except as required by law, we assume no obligation to update these forward–looking statements, even if new information becomes available in the future.

Overview

Agree Realty Corporation is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) focused primarily on the ownership, development, acquisition and management of retail properties net leased to national tenants.  In this report, the terms “Company,” “we,” “our” and “us” and similar terms refer to Agree Realty Corporation and its subsidiaries as the context may require.  We were formed in December 1993 to continue and expand the business founded in 1971 by our current Chief Executive Officer and Chairman, Richard Agree.  We specialize in developing retail properties for national tenants who have executed long-term net leases prior to the commencement of construction.  As of June 30, 2010, approximately 89% of our annualized base rent was derived from national tenants and approximately 67% of our annualized base rent was derived from our top three tenants:  Walgreen Co. (“Walgreens”) – 29%; Borders Group, Inc. (“Borders”) – 27% and Kmart Corporation – 11%.  All of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses, including property taxes, insurance and maintenance.  We believe this strategy provides a generally consistent source of income and cash for distributions.

As of June 30, 2010, our portfolio consisted of 74 properties, located in 15 states containing an aggregate of approximately 3.5 million square feet of gross leasable area (“GLA”).  As of June 30, 2010, our portfolio included 62 freestanding net leased properties and 12 community shopping centers that were 99.2% leased in aggregate with a weighted average lease term of approximately 10.8 years remaining.  During the period from July 1, 2010 to December 31, 2011 we have 27 leases that are scheduled to expire assuming that none of the tenants exercise renewal options or terminate their leases prior to the contractual expiration date.  These leases represent 210,169 square feet of GLA and $1,540,126 of annualized base rent.

We expect to continue to grow our asset base through the development of retail properties that are pre-leased on a long-term basis to national tenants.  We have focused on development because we believe, based on the historical returns we have been able to achieve, it generally has provided us a higher return on investment than the acquisition of similarly located properties.  Since our initial public offering in 1994, we have developed 59 of our 74 properties, including 47 of our 60 freestanding properties and all 12 of our community shopping centers.  As of June 30, 2010, the properties that we developed accounted for 82.7% of our annualized base rent.  We expect to continue to expand our existing tenant relationships and diversify our tenant base to include other quality national tenants through the development and acquisition of net leased properties.

 Agree Realty Corporation

On March 31, 2010, we completed the sale of our Borders superstore located in Santa Barbara, California.  The property was sold to an unrelated party for $9.8 million.  The majority of the proceeds from the sale were used to acquire two CVS Drug stores located in Atchison, Kansas and Johnstown, Ohio.  We expect to utilize the remaining proceeds of approximately $2.1 million from this transaction to acquire an additional retail property and the transactions to qualify under Section 1031 of the Code.

Our assets are held by, and all operations are conducted through, Agree Limited Partnership (the “Operating Partnership”), of which we are the sole general partner and held a 96.44% and 95.93% interest as of June 30, 2010 and December 31, 2009, respectively. We are operating so as to qualify as a REIT for federal income tax purposes.

The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Form 10-Q.

Recent Accounting Pronouncements

Effective January 1, 2010, companies are required to separately disclose the amounts of significant transfers of assets and liabilities into and out of Level 1, Level 2 and Level 3 of the fair value hierarchy and the reasons for those transfers.  Companies must also develop and disclose their policy for determining when transfers between levels are recognized.  In addition companies are required to provide fair value disclosures of each class rather than each major category of assets and liabilities.  For fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3), companies are required to disclose the valuation technique and the inputs used in determining fair value for each class of assets and valuation technique and the inputs used in determining fair value for each class of assets and liabilities.  This does not have a material effect on the Company’s consolidated results of operations or financial position.

Effective January 1, 2010, companies will be required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements.  The Company does not expect this will have a material effect on its consolidated results of operations or financial position.

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

We have established taxable REIT subsidiaries (“TRS”) pursuant to the provisions of the REIT Modernization Act.  Our TRS entities are able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations.  As a result, certain of our activities which occur within our TRS entities are subject to federal and state income taxes.  As of June 30, 2010 and December 31, 2009, we had accrued a deferred income tax amount of $705,000, in addition we have recognized income tax expense of $100,000 and $62,000 for the six months ended June 30, 2010 and year ended December 31, 2009, respectively.

Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009

Minimum rental income increased $241,000, or 3%, to $8,421,000 in 2010, compared to $8,180,000 in 2009. The increase was the result of the development of a Walgreens drug store in Port St John, Florida in June 2009, the development of a Walgreens drug store in Lowell, Michigan in September 2009, the development of a Chase bank land lease in Southfield, Michigan in October 2009, the acquisition of a CVS drug store in June 2010 in Atchison, Kansas and the acquisition of a CVS drug store in June 2010 in Johnstown, Ohio.  Our revenue increase from these developments and acquisitions amounted to $226,000.  In addition, rental income increased $15,000 as a result of other rent adjustments.

Percentage rents increased from $1,000 in 2009 to $13,000 in 2010.

Operating cost reimbursements decreased $41,000, or 6%, to $641,000 in 2010, compared to $682,000 in 2009. Operating cost reimbursements decreased due to the change in real estate taxes and property operating expenses explained below.

We earned development fee income of $139,000 in 2010 related to a project in Oakland, California.  There was no development fee income in 2009.  The Oakland development project was complete as of June 30, 2010.

Other income increased to $17,000 in 2010, compared to $9,000 in 2009.

Real estate taxes increased $18,000, or 4%, to $507,000 in 2010, compared to $489,000 in 2009.  The change was the result of a deduction of $13,000 from general assessment adjustments and an increase of $31,000 for real estate taxes on our property in Elkhart, Indiana that were previously capitalized as part of the acquisition cost.

 Agree Realty Corporation

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) decreased $2,000, or 1%, to $330,000 in 2010, compared to $332,000 in 2009. The decrease was the result of: a decrease in snow removal costs of ($2,000); an increase in shopping center maintenance costs of $14,000; an increase in utility costs of $2,000; and a decrease in insurance costs of ($16,000) in 2010 versus 2009.

Land lease payments increased $12,000, or 5%, to $227,000 in 2010, compared to $215,000 for 2009.  The increase was the result of a contractual increase in our rent payment at our Aventura, Florida property.

General and administrative expenses increased by $204,000, or 20%, to $1,202,000 in 2010, compared to $998,000 in 2009. The increase in general and administrative expenses was the result of increased chasing costs for Florida properties of $84,000, income tax expenses in our TRS entities of $74,000 and other costs of $46,000.  General and administrative expenses as a percentage of total rental income (minimum and percentage rents) increased from 12.20% for 2009 to 14.25% for 2010.

Depreciation and amortization increased $77,000, or 6%, to $1,462,000 in 2010, compared to $1,385,000 in 2009.  The increase was the result of the development of three properties in 2009 and the acquisition of two properties in 2010.

Interest expense decreased $37,000, or 3%, to $1,124,000 in 2010, compared to $1,161,000 in 2009. The decrease in interest expense is a result of the completion of a secondary common stock offering and subsequent pay down of amounts outstanding under our credit facilities with the offering proceeds.

We recognized additional expenses of $3,000 on the sale of our Borders store located in Santa Barbara, California in 2010.  We had no additional expenses in 2009.

Income from discontinued operations decreased to $57,000 in 2010, from $216,000 in 2009, as a result of the sale of the Santa Barbara, California Borders store and the classification of a Florida single tenant property as held for sale.

Our net income decreased $77,000, or 2%, to $4,431,000 in 2010 from $4,508,000 in 2009 as a result of the foregoing factors.

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

Minimum rental income increased $336,000, or 2%, to $16,786,000 in 2010, compared to $16,450,000 in 2009. The increase was the result of the development of a Walgreens drug store in Brighton, Michigan in February 2009, the development of a Walgreens drug store in Port St John, Florida in June 2009, the development of a Walgreens drug store in Lowell, Michigan in September 2009, the development of a Chase bank land lease in Southfield, Michigan in October 2009, the acquisition of a CVS drug store in June 2010 in Atchison, Kansas and the acquisition of a CVS drug store in June 2010 in Johnstown, Ohio.  Our revenue increase from these developments and acquisitions amounted to $480,000.  In addition, rental income decreased ($144,000) as a result of the closing of a Circuit City store in Boynton Beach, Florida and other rent adjustments.

Percentage rents increased from $8,000 in 2009 to $13,000 in 2010.

Operating cost reimbursements decreased $91,000, or 6%, to $1,310,000 in 2010, compared to $1,401,000 in 2009. Operating cost reimbursements decreased due to the change in real estate taxes and property operating expenses explained below.

We earned development fee income of $536,000 in 2010 related to a project in Oakland, California.  There was no development fee income in 2009.  The Oakland development project was complete as of June 30, 2010.

Other income increased to $35,000 in 2010, compared to $13,000 in 2009.

 Agree Realty Corporation

Real estate taxes increased $30,000, or 3%, to $997,000 in 2010, compared to $967,000 in 2009.  The change was the result of general assessment adjustments and real estate taxes on our property in Elkhart, Indiana that were previously capitalized as part of the acquisition cost.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) decreased $64,000, or 8%, to $726,000 in 2010, compared to $790,000 in 2009. The decrease was the result of: a decrease in snow removal costs of ($60,000); an increase in shopping center maintenance costs of $6,000; an increase in utility costs of $10,000; and a decrease in insurance costs of ($20,000) in 2010 versus 2009.

Land lease payments increased $23,000, or 5%, to $453,000 in 2010, compared to $430,000 for 2009.  The increase was the result of a contractual increase in our rent payment at our Aventura, Florida property.

General and administrative expenses increased by $204,000, or 9%, to $2,454,000 in 2010, compared to $2,250,000 in 2009. The increase in general and administrative expenses was the result of increased chasing costs for Florida properties of $102,000, income tax expenses in our TRS entities of $100,000 and other costs of $2,000.  General and administrative expenses as a percentage of total rental income (minimum and percentage rents) increased from 13.67% for 2009 to 14.61% for 2010.

Depreciation and amortization increased $114,000, or 4%, to $2,859,000 in 2010, compared to $2,745,000 in 2009.  The increase was the result of the development of five properties in 2009 and the acquisition of two properties in 2010.

Interest expense increased $108,000, or 5%, to $2,394,000 in 2010, compared to $2,286,000 in 2009. The increase in interest expense is a result of our funding the development of five properties in 2009.

We recognized a gain of $5,328,000 on the sale of our Borders Books store located in Santa Barbara, California in 2010.  We had no property sales in 2009.

Income from discontinued operations decreased to $273,000 in 2010, from $422,000 in 2009, as a result of the sale of the Santa Barbara, California Borders store in March 2010 and the classification of a Florida single tenant property as held for sale.

Our net income increased $5,575,000, or 63%, to $14,400,000 in 2010 from $8,825,000 in 2009 as a result of the foregoing factors.

 Agree Realty Corporation

Liquidity and Capital Resources

Our principal demands for liquidity are operations, distributions to our stockholders, debt repayment, development of new properties, redevelopment of existing properties and property acquisitions.  We intend to meet our short-term liquidity requirements, including capital expenditures related to the leasing and improvement of our properties, through cash flow provided by operations and our $55 million credit facility (the “Credit Facility”) and our $5 million line of credit (the “Line of Credit”).  We believe that adequate cash flow will be available to fund our operations and pay dividends in accordance with REIT requirements for at least the next 12 months. We may obtain additional funds for future developments or acquisitions through other borrowings or the issuance of additional shares of common stock.  We believe that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs.

We intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to market capitalization of 65% or less.  Nevertheless, we may operate with debt levels which are in excess of 65% of market capitalization for extended periods of time.  At June 30, 2010, our ratio of indebtedness to market capitalization was approximately 32%.

During the quarter ended June 30, 2010, we declared a quarterly dividend of $0.51 per share. We paid the dividend on July 13, 2010 to holders of record on June 30, 2010.

Our cash flows from operations decreased $685,000 to $10,950,000 for the six months ended June 30, 2010,   compared to $11,635,000 for the six months ended June 30, 2009.  Cash used in investing activities decreased $2,230,000 to $3,899,000 in 2010, compared to $6,129,000 in 2009.  Cash used in financing activities increased $1,472,000 to $7,381,000 in 2010, compared to $5,909,000 in 2009.

As of June 30, 2010, we had total mortgage indebtedness of $73,574,819. Of this total mortgage indebtedness, $49,658,400 is fixed rate, self-amortizing debt with a weighted average interest rate of 6.56%.  The remaining mortgage debt of $23,916,419 bears interest at 150 basis points over LIBOR or 1.84% as of June 30, 2010 and has a maturity date of July 14, 2013, which can be extended at our option for two additional years.  In January 2009, we entered into an interest rate swap agreement that fixes the interest rate during the initial term of the variable-interest mortgage at 3.744%.

In addition, the Operating Partnership has in place the $55 million Credit Facility with Bank of America, as the agent, which is guaranteed by us.  The Credit Facility was extended in January 2009 and now matures in November 2011.  Advances under the Credit Facility bear interest within a range of one-month to 12-month LIBOR plus 100 basis points to 150 basis points or the lender’s prime rate, at our option, based on certain factors such as the ratio of our indebtedness to the capital value of our properties.  The Credit Facility generally is used to fund property acquisitions and development activities.  As of June 30, 2010, no amounts were outstanding under the Credit Facility.

We also have in place the $5 million Line of Credit that was extended in October 2009 and now matures in November 2011.  The Line of Credit bears interest at the lender’s prime rate less 75 basis points or 150 basis points in excess of the one-month to 12-month LIBOR rate, at our option.  The purpose of the Line of Credit is generally to provide working capital and fund land options and start-up costs associated with new projects.  As of June 30, 2010, $1,700,000 was outstanding under the Line of Credit bearing a weighted average interest rate of 2.50%.

On April 16, 2010, we completed a secondary offering of 1,495,000 shares of common stock.  The offering, which included the exercise of the over-allotment option by the underwriter, raised approximately $31.1 million.  The proceeds from the offering were used to pay down amounts outstanding under our credit facilities.

 Agree Realty Corporation

The following table outlines our contractual obligations as of June 30, 2010 for the periods presented below (in thousands).

	Total	July 1, 2010 – June 30, 2011	July 1, 2011 – June 30, 2013	July 1, 2013 – June 30, 2015	Thereafter
Mortgages Payable	$73,575	$4,159	$9,170	$31,525	$28,721
Notes Payable	1,700	—	1,700	—	—
Land Lease Obligation	12,728	906	1,813	1,596	8,413
Estimated Interest Payments on Mortgages and Notes Payable	17,858	3,392	5,975	4,995	3,496

Other Long-Term Liabilities	—	—	—	—	—
Total	$105,861	$8,457	$18,658	$38,116	$40,630

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

 Agree Realty Corporation

The following table provides a reconciliation of FFO and net income for the three and six months ended June 30, 2010 and 2009:
	Three Months Ended June 30,
	2010	2009

Net income	$4,431,459	$4,507,690
Depreciation of real estate assets	1,444,212	1,386,112
Amortization of leasing costs	19,762	16,545
Loss on sale of asset	3,352	-
Funds from Operations	$5,898,785	$5,910,347

Weighted Average Shares and Operating Partnership Units Outstanding – Dilutive	9,697,315	8,400,610

	Six Months Ended June 30,
	2010	2009

Net income	$14,399,940	$8,824,755
Depreciation of real estate assets	2,845,003	2,747,430
Amortization of leasing costs	38,789	32,569
Gain on sale of asset	(5,328,333)	-

Funds from Operations	$11,955,399	$11,604,754

Weighted Average Shares and Operating Partnership Units Outstanding – Dilutive	9,081,813	8,389,967

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

 Agree Realty Corporation

	Year ended June 30,
	2011	2012	2013	2014	2015	Thereafter	Total

Fixed rate mortgage	$3,657	$3,905	$4,169	$4,452	$4,754	$28,721	$49,658
Average interest rate	6.56%	6.56%	6.56%	6.56%	6.56%	6.56%	—
Variable rate mortgage	$502	$532	$564	$22,319	—	—	$23,917
Average interest rate	3.74%	3.74%	3.74%	3.74%	—	—	—
Other variable rate debt		—	$1,700	—	—	—	$1,700
Average interest rate		—	2.50%	—	—	—	—

The fair value (in thousands) is estimated at $49,091, $22,035 and $1,700 for fixed rate mortgages, variable rate mortgage and other variable rate debt, respectively, as of June 30, 2010.

The table above incorporates those exposures that exist as of June 30, 2010; it does not consider those exposures or positions, which could arise after that date.  As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

We entered into an interest rate swap agreement to hedge interest rates on $24.5 million in variable-rate borrowings outstanding. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on 1.5% plus one-month LIBOR and will pay to the counterparty a fixed rate of 3.744%. This swap effectively converted $24.5 million of variable-rate borrowings to fixed-rate borrowings.  As of June 30, 2010, the interest rate swap was valued at $760,853.  We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of June 30, 2010.

As of June 30, 2010, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an annual increase in interest expense of approximately $17,000.

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

 Agree Realty Corporation

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

Date: August 9, 2010