Form 10-Q
period 2010-09-30
AGREE REALTY CORP
filed 2010-11-05
CIK 917251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of November 5, 2010, the Registrant had 9,756,764 shares of common stock, $0.0001 par value, outstanding.

Agree Realty Corporation

Form 10-Q

Index

		Page

Part I:	Financial Information

Item 1.	Interim Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	1-2

	Consolidated Statements of Income (Unaudited) for the three months ended September 30, 2010 and 2009	3

	Consolidated Statements of Income (Unaudited) for the nine months ended September 30, 2010 and 2009	4

	Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2010	5

	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2010 and 2009	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21-22

Item 4.	Controls and Procedures	22

Part II:	Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	{Removed and Reserved}	23

Item 5	Other Information	23

Item 6.	Exhibits	23-24

Signatures		25

Part I – Financial Information
Item 1 – Interim Consolidated Financial Statements

Agree Realty Corporation

Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)

Assets

Real Estate Investments
Land	$95,440,787	$95,047,459
Buildings	227,913,460	220,604,734
Less accumulated depreciation	(67,076,208)	(64,076,469)
	256,278,039	251,575,724
Property under development	10,371,295	4,791,975
Property held for sale, net	3,016,295	-

Net Real Estate Investments	269,665,629	256,367,699

Cash and Cash Equivalents	336,934	88,675

Accounts Receivable - Tenants, net of allowance of $35,000at September 30, 2010 and December 31, 2009	795,537	1,986,836

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $5,326,153 and $5,126,333 at September 30, 2010 and December 31, 2009	1,161,343	1,360,514
Leasing costs, net of accumulated amortization of $900,476 and $841,427 at September 30, 2010 and December 31, 2009	565,848	537,100

Other Assets	1,531,539	847,894

	$274,056,830	$261,788,718
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)

Liabilities and Stockholders’ Equity

Mortgages Payable	$72,559,375	$75,552,802

Notes Payable	7,897,397	29,000,000

Dividends and Distributions Payable	5,143,682	4,354,163

Deferred Revenue	9,518,142	10,035,304

Accrued Interest Payable	261,797	261,012

Accounts Payable
Capital expenditures	975,803	352,430
Operating	823,943	1,529,085

Interest Rate Swap	1,016,915	74,753

Deferred Income Taxes	705,000	705,000

Tenant Deposits	83,802	97,285

Total Liabilities	98,985,856	121,961,834

Stockholders’ Equity
Common stock, $0.0001 par value; 13,350,000 shares authorized, 9,756,764 and 8,196,074 shares issued and outstanding	976	820
Excess stock, $0.0001 par value, 6,500,000 shares authorized, 0 shares issued and outstanding	—	—
Series A junior participating preferred stock, $0.0001 par value, 150,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	179,402,697	147,466,101
Deficit	(6,542,854)	(10,632,798)
Accumulated other comprehensive income (loss)	(979,422)	(70,806)
Total stockholders’ equity—Agree Realty Corporation	171,881,397	136,763,317
Non-controlling interest	3,189,577	3,063,567

Total Stockholders’ Equity	175,070,974	139,826,884

	$274,056,830	$261,788,718
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Income (Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009

Revenues
Minimum rents	$8,614,742	$8,344,991
Percentage rents	7,843	-
Operating cost reimbursements	590,089	597,632
Development fee income	47,000	158,430
Other income	28,093	7,703
Total Revenues	9,287,767	9,108,756
Operating Expenses
Real estate taxes	455,382	472,083
Property operating expenses	396,900	410,088
Land lease payments	226,575	214,800
General and administrative	1,150,538	1,083,163
Depreciation and amortization	1,477,165	1,392,621

Total Operating Expenses	3,706,560	3,572,755

Income From Operations	5,581,207	5,536,001

Other Expense
Interest expense, net	(1,097,823)	(1,145,605)

Income Before Discontinued Operations	4,483,384	4,390,396
Gain (loss) on sale of asset from discontinued operations	-	-
Income from discontinued operations	57,184	216,211

Net Income	4,540,568	4,606,607

Less Net Income Attributable to Non-Controlling Interest	(148,960)	(189,412)

Net Income Attributable to Agree Realty Corporation	$4,391,608	$4,417,195

Earnings Per Share – Basic	$0.46	$0.55

Earnings Per Share – Dilutive	$0.46	$0.55

Dividend Declared Per Share	$0.51	$0.51

Weighted Average Number of Common Shares Outstanding – Basic	9,580,928	8,040,461

Weighted Average Number of Common Shares Outstanding – Dilutive	9,618,240	8,063,717
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Income (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009

Revenues
Minimum rents	$25,401,095	$24,794,527
Percentage rents	20,842	7,777
Operating cost reimbursements	1,900,483	1,998,217
Development fee income	582,904	158,430
Other income	62,696	20,236
Total Revenues	27,968,020	26,979,187
Operating Expenses
Real estate taxes	1,452,046	1,439,544
Property operating expenses	1,122,616	1,200,343
Land lease payments	679,725	644,400
General and administrative	3,604,296	3,332,881
Depreciation and amortization	4,336,036	4,137,293

Total Operating Expenses	11,194,719	10,754,461

Income From Operations	16,773,301	16,224,726

Other Expense
Interest expense, net	(3,491,709)	(3,432,020)

Income Before Discontinued Operations	13,281,592	12,792,706
Gain on sale of asset from discontinued operations	5,328,333	-
Income from discontinued operations	330,583	638,656

Net Income	18,940,508	13,431,362

Less Net Income Attributable to Non-Controlling Interest	(691,413)	(763,944)

Net Income Attributable to Agree Realty Corporation	$18,249,095	$12,667,418

Earnings Per Share – Basic	$2.03	$1.60

Earnings Per Share – Dilutive	$2.02	$1.60

Dividend Declared Per Share	$1.53	$1.51

Weighted Average Number of Common Shares Outstanding – Basic	9,000,649	7,897,899

Weighted Average Number of Common Shares Outstanding – Dilutive	9,034,629	7,909,132
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statement of Stockholders’ Equity (Unaudited)

			Additional			Accumulated Other
	Common Stock		Paid-In	Non-Controlling		Comprehensive
	Shares	Amount	Capital	Interest	Deficit	Income (loss)

Balance, January 1, 2010	8,196,074	$820	$147,466,101	$3,063,567	$(10,632,798)	$(70,806)

Issuance of common stock, net of issuance costs	1,495,000	150	31,072,596	—	—	—

Issuance of shares under the Equity Incentive Plan	86,300	9	—	—	—	—

Forfeiture of shares	(20,610)	(3)	—	—	—	—

Vesting of restricted stock	—	—	864,000	—	—	—

Dividends and distributions declared for the period January 1, 2010 to September 30, 2010	—	—	—	(531,857)	(14,159,151)	—
Other comprehensive (loss)	—	—	—	(33,546)	—	(908,616)
Net income for the period January 1, 2010 to September 30, 2010	—	—	—	691,413	18,249,095	—

Balance, September 30, 2010	9,756,764	$976	$179,402,697	$3,189,577	$(6,542,854)	$(979,422)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009

Cash Flows From Operating Activities
Net income	$18,940,508	$13,431,362
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,333,591	4,192,607
Amortization	266,258	257,474
Stock-based compensation	864,000	882,000
Gain on sale of asset	(5,328,333)	-
(Increase) decrease in accounts receivable	1,191,299	(64,311)
(Increase) Decrease in other assets	(728,226)	78,826
Decrease in accounts payable	(705,142)	(621,677)
Decrease in deferred revenue	(517,162)	(517,163)
Increase (Decrease) in accrued interest	785	(268,743)
Increase (Decrease) in tenant deposits	(13,483)	16,448

Net Cash Provided By Operating Activities	18,304,095	17,386,823

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $288,477 in 2010 and $171,079 in 2009)	(21,051,638)	(8,223,409)
Proceeds from sale of asset	9,761,445	-
Increase in cash - restricted	-	-

Net Cash Used In Investing Activities	(11,290,193)	(8,223,409)

Cash Flows From Financing Activities
Proceeds from common stock offering	31,072,752	-
Payments of mortgages payable	(2,993,427)	(2,525,225)
Dividends and limited partners’ distributions paid	(13,901,489)	(12,779,126)
Line-of-credit net borrowings (repayments)	(21,102,603)	7,005,000
Repayments of capital expenditure payables	(352,430)	(850,225)
Payments of financing costs	(649)	(205,720)
Payments of leasing costs	(87,797)	(115,359)

Net Cash Used In Financing Activities	(7,365,643)	(9,470,655)

Net Decrease In Cash and Cash Equivalents	(351,741)	(307,241)
Cash and Cash Equivalents, beginning of period	688,675	668,677

Cash and Cash Equivalents, end of period	$336,934	$361,436

Agree Realty Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$3,293,412	$3,486,260

Supplemental Disclosure of Non-Cash Transactions
Dividends and limited partners’ distributions declared and unpaid	$5,143,682	$4,348,153
Conversion of OP Units	$-	$2,398,186
Real estate investments financed with accounts payable	$975,803	$270,100
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Notes to Consolidated Financial Statements

1.	Basis of Presentation
The accompanying unaudited consolidated financial statements of Agree Realty Corporation (the “Company”) for the three and nine months ended September 30, 2010 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other interim period. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company has evaluated subsequent events since September 30, 2010 for events requiring recording or disclosure in this quarterly report on Form 10-Q.

2.	Stock-Based Compensation
The Company estimates the fair value of restricted stock and stock option grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of September 30, 2010, there was $3,094,081 unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.47 years.  The Company used a 0% discount factor and forfeiture rate for determining the fair value of restricted stock.  The forfeiture rate was based on historical results and trends.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

	Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested restricted shares at January 1, 2010	140,980	$22.40
Restricted shares granted	86,300	23.23
Restricted shares vested	(31,350)	23.70
Restricted shares forfeited	(20,610)	16.47
Unvested restricted shares at September 30, 2010	175,320	$22.51

Agree Realty Corporation

3.	Earnings Per Share	Earnings per share has been computed by dividing the net income attributable to Agree Realty Corporation by the weighted average number of common shares outstanding.

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended September 30,
	2010	2009
Weighted average number of common shares outstanding	9,756,248	8,193,161
Unvested restricted stock	(175,320)	(152,700)
Weighted average number of common shares outstanding used in basic earnings per share	9,580,928	8,040,461

Weighted average number of common shares outstanding used in basic earnings per share	9,580,928	8,040,461
Effect of dilutive securities:
Restricted stock	37,312	23,256
Common stock options	—	—
Weighted average number of common shares outstanding used in diluted earnings per share	9,618,240	8,063,717

	Nine Months Ended September 30,
	2010	2009
Weighted average number of common shares outstanding	9,175,969	8,050,599
Unvested restricted stock	(175,320)	(152,700)
Weighted average number of common shares outstanding used in basic earnings per share	9,000,649	7,897,899

Weighted average number of common shares outstanding used in basic earnings per share	9,000,649	7,897,899
Effect of dilutive securities:
Restricted stock	33,980	11,233
Common stock options	—	—
Weighted average number of common shares outstanding used in diluted earnings per share	9,034,629	7,909,132

4.	Recent Accounting Pronouncements
Effective January 1, 2010, companies are required to separately disclose the amounts of significant transfers of assets and liabilities into and out of Level 1, Level 2 and Level 3 of the fair value hierarchy and the reasons for those transfers.  Companies must also develop and disclose their policy for determining when transfers between levels are recognized.  In addition companies are required to provide fair value disclosures of each class rather than each major category of assets and liabilities.  For fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3), companies are required to disclose the valuation technique and the inputs used in determining fair value for each class of assets and valuation technique and the inputs used in determining fair value for each class of assets and liabilities.  Adoption of this standard did not have a material effect on the Company’s consolidated results of operations or financial position.

Effective January 1, 2010, companies are required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements.  Adoption of this standard did not have a material effect on the  Company’s consolidated results of operations or financial position.

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

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated this derivative instrument as a cash flow hedge. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) (“OCI”) for the nine months ended September 30, 2010 to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense.  For the nine months ended September 30, 2010, the Company has determined this derivative instrument to be an effective hedge.

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of September 30, 2010.

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

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

The table below sets forth the Company’s fair value hierarchy for liabilities measured or disclosed at fair value as of September 30, 2010.

	Level 1	Level 2	Level 3
Liability:
Interest rate swap	$—	$1,016,915	$—
Fixed rate mortgage	$—	$—	$49,183,000
Variable rate mortgage	$—	$—	$22,278,000
Variable rate debt	$—	$7,897,397	$—

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

7.	Total Comprehensive Income (Loss)	The following is a reconciliation of net income to comprehensive income attributable to Agree Realty Corporation for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30, 2010	Three months ended September 30, 2009
Net income	$4,540,568	$4,606,607
Other comprehensive income (loss)	(256,062)	121,914
Total comprehensive income before non-controlling interest	4,284,506	4,728,521
Less: non-controlling interest	148,960	189,412
Total comprehensive income after non-controlling interest	4,135,546	4,539,109
Non-controlling interest of comprehensive income (loss)	(8,809)	(8,797)
Comprehensive income attributable to Agree Realty Corporation	$4,144,355	$4,547,906

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Net income	$18,940,508	$13,431,362
Other comprehensive income (loss)	(942,162)	(104,868)
Total comprehensive income before non-controlling interest	17,998,346	13,326,494
Less: non-controlling interest	691,413	763,944
Total comprehensive income after non-controlling interest	17,306,933	12,562,550
Non-controlling interest of comprehensive income (loss)	(33,546)	(5,967)
Comprehensive income attributable to Agree Realty Corporation	$17,340,479	$12,568,517

8.	Notes Payable
Agree Limited Partnership (the “Operating Partnership”) has in place a $55 million Credit Facility with Bank of America, as the agent, which is guaranteed by the Company.  The Credit Facility was extended in January 2009 and now matures in November 2011.  Advances under the Credit Facility bear interest within a range of one-month to 12-month LIBOR plus 100 basis points to 150 basis points or the lender’s prime rate, at the Company’s option, based on certain factors such as the ratio of the Company’s indebtedness to the capital value of the Company’s properties.  The Credit Facility generally is used to fund property acquisitions and development activities.  As of September 30, 2010, $3,672,397 was outstanding under the Credit Facility bearing a weighted average interest rate of 1.26%.

The Company also has in place a $5 million Line of Credit that was extended in October 2009 and now matures in November 2011.  The Line of Credit bears interest at the lender’s prime rate less 75 basis points or 150 basis points in excess of the one-month to 12-month LIBOR rate, at the Company’s option.  The purpose of the Line of Credit is generally to provide working capital and fund land options and start-up costs associated with new projects.  As of September 30, 2010, $4,225,000 was outstanding under the Line of Credit bearing a weighted average interest rate of 2.50%.

Agree Realty Corporation

9.	Mortgages Payable	Mortgages payable consisted of the following:

	September 30, 2010	December 31, 2009

Note payable in monthly installments of $39,591 plus interest at 150 basis points over LIBOR (1.76% and 1.73% at September 30, 2010 and December 31, 2009, respectively). A final balloon payment in the amount of $22,318,478 is due on July 14, 2013 unless extended for a two year period at the option of the Company	$23,792,828	$24,153,965

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	12,677,361	13,385,336

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with the final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	11,027,001	11,325,671

Note payable in monthly installments of $128,205 including interest at 6.20% per annum, with a final monthly payment due November 2018; collateralized by related real estate and tenants’ leases	9,839,008	10,517,686

Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with the final monthly payment due February 2017; collateralized by related real estate and tenants’ leases	6,232,630	6,803,218

Note payable in monthly installments of $57,423 including interest at 6.50% per annum, with the final monthly payment due February 2023; collateralized by related real estate and tenant lease	5,859,004	6,083,869

Note payable in monthly installments of $25,631 including interest at 7.50% per annum, with the final monthly payment due May 2022; collateralized by related real estate and tenant lease	2,386,793	2,480,272

Note payable in monthly installments of $12,453 including interest at 6.85% per annum, with the final monthly payment due December 2017; collateralized by related real estate and tenant lease	744,750	802,785

Total	$72,559,375	$75,552,802

Future scheduled annual maturities of mortgages payable for years ending September 30 are as follows: 2011 - $4,226,399; 2012 - $4,509,291; 2013 - $26,982,140; 2014 - $4,525,828; 2015 - $4,832,786 and $27,482,931 thereafter. The weighted average interest rate at September 30, 2010 and December 31, 2009 was 5.64% and 5.66%, respectively.

10.	Discontinued Operations
In March 2010, the Company completed the sale of a single tenant property for approximately $9.8 million and recognized a gain of approximately $5,328,000.  The property was leased to Borders Group, Inc. and was located in Santa Barbara, California.  In addition, the Company has classified a single tenant property located in Ocala, Florida as held for sale as of September 30, 2010.  The results of operations for these properties are presented as discontinued operations in the Company’s Consolidated Statements of Income.  The revenues for the properties were $251,054 and $743,908 for the three and nine months ended September 30, 2009, respectively, and $71,761 and $394,576 for the three and nine months ended September 30, 2010, respectively.  The expenses for the properties were $34,843 and $105,252 for the three and nine months ended September 30, 2009, respectively, and $14,577 and $63,993 for the three and nine months ended September 30, 2010, respectively.

Agree Realty Corporation

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

12.	Subsequent Event
The Company completed two transactions subsequent to September 30, 2010.  In one transaction the Company disposed of a single tenant property located in Ocala, Florida.  In the other transaction, the Company terminated a lease agreement by delivering a building to the ground lessor in Aventura, Florida and was relieved of the obligation to pay future ground lease rentals.  The aggregate net loss will be approximately $600,000.

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

Overview

Agree Realty Corporation is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) focused primarily on the ownership, development, acquisition and management of retail properties net leased to national tenants.  In this report, the terms “Company,” “we,” “our” and “us” and similar terms refer to Agree Realty Corporation and its subsidiaries as the context may require.  We were formed in December 1993 to continue and expand the business founded in 1971 by our current Chief Executive Officer and Chairman, Richard Agree.  We specialize in developing retail properties for national tenants who have executed long-term net leases prior to the commencement of construction.  As of September 30, 2010, approximately 89% of our annualized base rent was derived from national tenants and approximately 67% of our annualized base rent was derived from our top three tenants:  Walgreen Co. (“Walgreens”) – 29%; Borders Group, Inc. (“Borders”) – 27% and Kmart Corporation – 11%.  All of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses, including property taxes, insurance and maintenance.  We believe this strategy provides a generally consistent source of income and cash for distributions.

As of September 30, 2010, our portfolio consisted of 76 properties, located in 15 states containing an aggregate of approximately 3.5 million square feet of gross leasable area (“GLA”).  As of September 30, 2010, our portfolio included 64 freestanding net leased properties and 12 community shopping centers that were 99.2% leased in aggregate with a weighted average lease term of approximately 11 years remaining.  During the period from October 1, 2010 to December 31, 2011 we have 18 leases that are scheduled to expire assuming that none of the tenants exercise renewal options or terminate their leases prior to the contractual expiration date.  These leases represent 188,827 square feet of GLA and $962,298 of annualized base rent.

We expect to continue to grow our asset base through the development of retail properties that are pre-leased on a long-term basis to national tenants.  We have focused on development because we believe, based on the historical returns we have been able to achieve, it generally has provided us a higher return on investment than the acquisition of similarly located properties.  Since our initial public offering in 1994, we have developed 60 of our 76 properties, including 48 of our 64 freestanding properties and all 12 of our community shopping centers.  As of September 30, 2010, the properties that we developed accounted for 81.9% of our annualized base rent.  We expect to continue to expand our existing tenant relationships and diversify our tenant base to include other quality national tenants through the development and acquisition of net leased properties.

Agree Realty Corporation

On March 31, 2010, we completed the sale of our Borders superstore located in Santa Barbara, California.  The property was sold to an unrelated party for $9.8 million.  The proceeds from the sale were used to acquire three CVS Drug stores located in Atchison, Kansas, Johnstown, Ohio and Lake in the Hills, Illinois.

Our assets are held by, and all operations are conducted through, Agree Limited Partnership (the “Operating Partnership”), of which we are the sole general partner and held a 96.56% and 95.93% interest as of September 30, 2010 and December 31, 2009, respectively. We are operating so as to qualify as a REIT for federal income tax purposes.

The following should be read in conjunction with the Interim Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Form 10-Q.

Recent Accounting Pronouncements

Effective January 1, 2010, companies are required to separately disclose the amounts of significant transfers of assets and liabilities into and out of Level 1, Level 2 and Level 3 of the fair value hierarchy and the reasons for those transfers.  Companies must also develop and disclose their policy for determining when transfers between levels are recognized.  In addition, companies are required to provide fair value disclosures of each class rather than each major category of assets and liabilities.  For fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3), companies are required to disclose the valuation technique and the inputs used in determining fair value for each class of assets and valuation technique and the inputs used in determining fair value for each class of assets and liabilities.  Adoption of this standard did not have a material effect on the Company’s consolidated results of operations or financial position.

Effective January 1, 2010, companies are required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements.  Adoption of this standard did not have a material effect on the Company’s consolidated results of operations or financial position.

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

We have established taxable REIT subsidiaries (“TRS”) pursuant to the provisions of the REIT Modernization Act.  Our TRS entities are able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations.  As a result, certain of our activities which occur within our TRS entities are subject to federal and state income taxes.  As of September 30, 2010 and December 31, 2009, we had accrued a deferred income tax amount of $705,000. In addition, we have recognized income tax expense of $126,000 and $62,000 for the nine months ended September 30, 2010 and year ended December 31, 2009, respectively.

Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009

Minimum rental income increased $270,000, or 3%, to $8,615,000 in 2010, compared to $8,345,000 in 2009. The increase was the result of the development of a Walgreens drug store in Lowell, Michigan in September 2009, the development of a Chase bank land lease in Southfield, Michigan in October 2009, the acquisition of a CVS drug store in June 2010 in Atchison, Kansas, the acquisition of a CVS drug store in June 2010 in Johnstown, Ohio and the acquisition of a CVS drug store in August 2010 in Lake in the Hills, Illinois.  Our revenue increase from these developments and acquisitions amounted to $257,000.  In addition, rental income increased $13,000 as a result of other rent adjustments.

Percentage rents increased from $0 in 2009 to $8,000 in 2010.

Operating cost reimbursements decreased $8,000, or 1%, to $590,000 in 2010, compared to $598,000 in 2009. Operating cost reimbursements decreased due to the change in real estate taxes and property operating expenses explained below.

We earned development fee income of $47,000 in 2010 related to a project in Oakland, California.  There was $158,000 of development fee income in 2009.

Other income increased to $28,000 in 2010, compared to $8,000 in 2009.

Real estate taxes decreased $17,000, or 4%, to $455,000 in 2010, compared to $472,000 in 2009.  The change was the result of a reduction due to real estate property tax appeal refunds offset by general assessment adjustments and an increase of $31,000 for real estate taxes on our property in Elkhart, Indiana that were previously capitalized as part of the acquisition cost.

Agree Realty Corporation

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) decreased $13,000, or 3%, to $397,000 in 2010, compared to $410,000 in 2009. The decrease was the result of:  an increase in shopping center maintenance costs of $9,000; a decrease in utility costs of $14,000; and a decrease in insurance costs of $8,000 in 2010 versus 2009.

Land lease payments increased $12,000, or 5%, to $227,000 in 2010, compared to $215,000 for 2009.  The increase was the result of a contractual increase in our rent payment at our Aventura, Florida property.

General and administrative expenses increased by $67,000, or 6%, to $1,150,000 in 2010, compared to $1,083,000 in 2009. The increase in general and administrative expenses was the result of increased employee costs of $42,000, increased income tax expenses in our TRS entities of $26,000 offset by a decrease in  other costs of $1,000.  General and administrative expenses as a percentage of total rental income (minimum and percentage rents) increased from 12.98% for 2009 to 13.34% for 2010.

Depreciation and amortization increased $84,000, or 6%, to $1,477,000 in 2010, compared to $1,393,000 in 2009.  The increase was the result of the development of three properties in 2009 and the acquisition of three properties in 2010 offset in part due to the discontinued operations.

Interest expense decreased $48,000, or 4%, to $1,098,000 in 2010, compared to $1,146,000 in 2009. The decrease in interest expense is a result of the completion of a secondary common stock offering and subsequent pay down of amounts outstanding under our credit facilities with the offering proceeds.

Income from discontinued operations was $57,000 in 2010, and $216,000 in 2009, as a result of the sale of the Santa Barbara, California Borders store in March 2010 and the classification of a Florida single tenant property as held for sale.

Our net income decreased $65,000, or 1%, to $4,541,000 in 2010 from $4,606,000 in 2009 as a result of the foregoing factors.

Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009

Minimum rental income increased $606,000, or 2%, to $25,401,000 in 2010, compared to $24,795,000 in 2009. The increase was the result of the development of a Walgreens drug store in Brighton, Michigan in February 2009, the development of a Walgreens drug store in Port St John, Florida in June 2009, the development of a Walgreens drug store in Lowell, Michigan in September 2009, the development of a Chase bank land lease in Southfield, Michigan in October 2009, the acquisition of a CVS drug store in June 2010 in Atchison, Kansas, the acquisition of a CVS drug store in June 2010 in Johnstown, Ohio and the acquisition of a CVS drug store in August 2010 in Lake in the Hills, Illinois.  Our revenue increase from these developments and acquisitions amounted to $737,000.  In addition, rental income decreased $131,000 as a result of the closing of a Circuit City store in Boynton Beach, Florida and other rent adjustments.

Percentage rents increased from $8,000 in 2009 to $21,000 in 2010.

Operating cost reimbursements decreased $98,000, or 5%, to $1,900,000 in 2010, compared to $1,998,000 in 2009. Operating cost reimbursements decreased due to the change in real estate taxes and property operating expenses explained below.

We earned development fee income of $583,000 in 2010 related to a project in Oakland, California.  There was $158,000 of development fee income in 2009.

Agree Realty Corporation

Other income increased to $63,000 in 2010, compared to $20,000 in 2009.

Real estate taxes increased $12,000, or 1%, to $1,452,000 in 2010, compared to $1,440,000 in 2009.  The change was the result of general assessment adjustments and real estate taxes on our property in Elkhart, Indiana that were previously capitalized as part of the acquisition cost offset by real estate appeal refunds.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) decreased $77,000, or 6%, to $1,123,000 in 2010, compared to $1,200,000 in 2009. The decrease was primarily the result of: a decrease in snow removal costs of $60,000; an increase in shopping center maintenance costs of $15,000; a decrease in utility costs of $4,000; and a decrease in insurance costs of $28,000 in 2010 versus 2009.

Land lease payments increased $36,000, or 6%, to $680,000 in 2010, compared to $644,000 for 2009.  The increase was the result of a contractual increase in our rent payment at our Aventura, Florida property.

General and administrative expenses increased by $271,000, or 8%, to $3,604,000 in 2010, compared to $3,333,000 in 2009. The increase in general and administrative expenses was the result of increased employee costs of $153,000, and income tax expenses in our TRS entities of $126,000, offset by a net decrease of $8,000 of other expenses. General and administrative expenses as a percentage of total rental income (minimum and percentage rents) increased from 13.44% for 2009 to 14.18% for 2010.

Depreciation and amortization increased $199,000, or 5%, to $4,336,000 in 2010, compared to $4,137,000 in 2009.  The increase was the result of the development of five properties in 2009 and the acquisition of three properties in 2010 offset in part due to the discontinued operations.

Interest expense increased $60,000, or 2%, to $3,492,000 in 2010, compared to $3,432,000 in 2009. The increase in interest expense is a result of our funding the development of five properties in 2009.

We recognized a gain of $5,328,000 on the sale of our Borders Books store located in Santa Barbara, California in 2010.  We had no property sales in 2009.

Income from discontinued operations decreased to $331,000 in 2010, from $639,000 in 2009, as a result of the sale of the Santa Barbara, California Borders store in March 2010 and the classification of a Florida single tenant property as held for sale.

Our net income increased $5,510,000, or 41%, to $18,941,000 in 2010 from $13,431,000 in 2009 as a result of the foregoing factors.

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

We intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to market capitalization of 65% or less.  Nevertheless, we may operate with debt levels which are in excess of 65% of market capitalization for extended periods of time.  At September 30, 2010, our ratio of indebtedness to market capitalization was approximately 32%.

During the quarter ended September 30, 2010, we declared a quarterly dividend of $0.51 per share. We paid the dividend on October 13, 2010 to holders of record on September 30, 2010.

Our cash flows from operations increased $917,000 to $18,304,000 for the nine months ended September 30, 2010,   compared to $17,387,000 for the nine months ended September 30, 2009.  Cash used in investing activities increased $3,067,000 to $11,290,000 in 2010, compared to $8,223,000 in 2009.  Cash used in financing activities decreased $2,105,000 to $7,366,000 in 2010, compared to $9,471,000 in 2009.

As of September 30, 2010, we had total mortgage indebtedness of $72,559,375. Of this total mortgage indebtedness, $48,766,547 is fixed rate, self-amortizing debt with a weighted average interest rate of 6.56%.  The remaining mortgage debt of $23,792,828 bears interest at 150 basis points over LIBOR or 1.76% as of September 30, 2010 and has a maturity date of July 14, 2013, which can be extended at our option for two additional years.  In January 2009, we entered into an interest rate swap agreement that fixes the interest rate during the initial term of the variable-interest mortgage at 3.744%.

In addition, the Operating Partnership has in place the $55 million Credit Facility with Bank of America, as the agent, which is guaranteed by us.  The Credit Facility was extended in January 2009 and now matures in November 2011.  Advances under the Credit Facility bear interest within a range of one-month to 12-month LIBOR plus 100 basis points to 150 basis points or the lender’s prime rate, at our option, based on certain factors such as the ratio of our indebtedness to the capital value of our properties.  The Credit Facility generally is used to fund property acquisitions and development activities.  As of September 30, 2010, $3,672,397 was outstanding under the Credit Facility bearing a weighted average interest rate of 1.26%.

We also have in place the $5 million Line of Credit that was extended in October 2009 and now matures in November 2011.  The Line of Credit bears interest at the lender’s prime rate less 75 basis points or 150 basis points in excess of the one-month to 12-month LIBOR rate, at our option.  The purpose of the Line of Credit is generally to provide working capital and fund land options and start-up costs associated with new projects.  As of September 30, 2010, $4,225,000 was outstanding under the Line of Credit bearing a weighted average interest rate of 2.50%.

On April 16, 2010, we completed a secondary offering of 1,495,000 shares of common stock.  The offering, which included the exercise of the over-allotment option by the underwriter, raised net proceeds of approximately $31.1 million.  The proceeds from the offering were used to pay down amounts outstanding under our credit facilities.

Agree Realty Corporation

The following table outlines our contractual obligations as of September 30, 2010 for the periods presented below (in thousands).

	Total	October 1, 2010 – September 30, 2011	October 1, 2011 – September 30, 2013	October 1, 2013 – September 30, 2015	Thereafter
Mortgages Payable	$72,559	$4,226	$31,491	$9,359	$27,483
Notes Payable	7,897	—	7,897	—	—
Land Lease Obligation	19,708	1,206	2,413	2,067	14,022
Estimated Interest Payments on Mortgages and Notes Payable	21,963	4,121	7,134	4,255	6,453

Other Long-Term Liabilities	—	—	—	—	—
Total	$122,127	$9,553	$48,935	$15,681	$47,958

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

Agree Realty Corporation

The following table provides a reconciliation of FFO and net income for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009

Net income	$4,540,568	$4,606,607
Depreciation of real estate assets	1,458,785	1,393,346
Amortization of leasing costs	20,260	16,646
Loss on sale of asset	-	-
Funds from Operations	$6,019,613	$6,016,599

Weighted Average Shares and Operating Partnership Units Outstanding – Dilutive	9,965,859	8,411,336

	Nine Months Ended September 30,
	2010	2009

Net income	$18,940,508	$13,431,362
Depreciation of real estate assets	4,303,788	4,140,776
Amortization of leasing costs	59,049	49,215
Gain on sale of asset	(5,328,333)	-

Funds from Operations	$17,975,012	$17,621,353

Weighted Average Shares and Operating Partnership Units Outstanding – Dilutive	9,382,248	8,394,619

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Agree Realty Corporation

	Year ended September 30,
	2011	2012	2013	2014	2015	Thereafter	Total

Fixed rate mortgage	$3,717	$3,969	$4,239	$4,526	$4,833	$27,483	$48,767
Average interest rate	6.56%	6.56%	6.56%	6.56%	6.56%	6.56%	—
Variable rate mortgage	$509	$540	$22,743	—	—	—	$23,792
Average interest rate	3.74%	3.74%	3.74%	—	—	—	—
Other variable rate debt	$7,897	—	—	—	—	—	$7,897
Average interest rate	1.92%	—	—	—	—	—	—

The fair value (in thousands) is estimated at $49,183, $22,278 and $7,897 for fixed rate mortgages, variable rate mortgage and other variable rate debt, respectively, as of September 30, 2010.

The table above incorporates those exposures that exist as of September 30, 2010; it does not consider those exposures or positions, which could arise after that date.  As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

We entered into an interest rate swap agreement to hedge interest rates on $24.5 million in variable-rate borrowings outstanding. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on 1.5% plus one-month LIBOR and will pay to the counterparty a fixed rate of 3.744%. This swap effectively converted $24.5 million of variable-rate borrowings to fixed-rate borrowings.  As of September 30, 2010, the interest rate swap was valued at  a liability of $1,016,915.  We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of September 30, 2010.

As of September 30, 2010, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an annual increase in interest expense of approximately $79,000.

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

Agree Realty Corporation

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

Agree Realty Corporation

/s/ RICHARD AGREE
Richard Agree
Chief Executive Officer
and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ KENNETH R. HOWE
Kenneth R. Howe
Vice President, Finance and
Secretary
(Principal Financial and Accounting Officer)

Date:	November 5, 2010