Form 10-K
period 2010-12-31
AGREE REALTY CORP
filed 2011-03-15
CIK 917251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was approximately $227,469,436 as of June 30, 2010, based on the closing price of $23.32 on the New York Stock Exchange on that date.

At February 28, 2011, there were 9,857,314 shares of common stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholder meeting to be held in 2011 are incorporated by reference into Part III of this Form 10-K as noted herein.

PART I

FORWARD LOOKING STATEMENTS

          Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Securities Exchange Act”). These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” and similar expressions. Although the forward-looking statements made in this report are based on good faith beliefs, reasonable assumptions and our best judgment reflecting current information, certain factors could cause actual results to differ materially from such forward-looking statements, including but not limited to: the ongoing U.S. recession, the existing global credit and financial crisis and other changes in general economic, financial and real estate market conditions; risks that our acquisition and development projects will fail to perform as expected; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; loss or bankruptcy of one or more of our major retail tenants; a failure of our properties to generate additional income to offset increases in operating expenses; and other factors discussed in Item 1A. “Risk Factors” and elsewhere in this report and in subsequent filings with the Securities and Exchange Commission (“SEC”).  Given these uncertainties, you should not place undue reliance on our forward-looking statements.  Except as required by law, we assume no obligation to update these forward–looking statements, even if new information becomes available in the future.

Item 1.    BUSINESS

General

Agree Realty Corporation, a Maryland corporation, is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”).  The terms “Registrant”, “Company”, “we”, “our” or “us” refer to Agree Realty Corporation and/or its majority owned operating partnership, Agree Limited Partnership (“Operating Partnership”), and/or its majority owned and controlled subsidiaries, including its qualified taxable REIT subsidiaries (“TRS”), as the context may require.  Our assets are held by and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 96.56% interest as of December 31, 2010.  Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership.

We are focused primarily on the ownership, development, acquisition and management of retail properties net leased to national tenants.  We were incorporated in December 1993 to continue and expand the business founded in 1971 by our current Chief Executive Officer and Chairman, Richard Agree.  We specialize in developing retail properties for national tenants who have executed long-term net leases prior to the commencement of construction.  As of December 31, 2010, approximately 89% of our annualized base rent was derived from national tenants.  As of December 31, 2010, approximately 62% of our annualized base rent was derived from our top three tenants:  Walgreen Co. (“Walgreen”) – 31%; Borders Group, Inc. (“Borders”) – 20%; and Kmart Corporation (“Kmart”) - 11%.

At December 31, 2010, our portfolio consisted of 81 properties, located in 17 states containing an aggregate of approximately 3.8 million square feet of gross leasable area (“GLA”).  Included in our 81 properties are two properties leased to Borders and located in Tulsa, Oklahoma that are classified as held for sale as of December 31, 2010.  As of December 31, 2010, our portfolio included 69 freestanding net leased properties and 12 community shopping centers that were 99.2% leased with a weighted average lease term of approximately 11.6 years remaining.  All of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses including property taxes, insurance and maintenance.  We believe this strategy provides a generally consistent source of income and cash for distributions.  See Item 2. “Properties” for a summary of our developments and acquisitions in 2010, as well as other information regarding our tenants, leases and properties as of December 31, 2010.

We expect to continue to grow our asset base primarily through the development and acquisition of retail properties that are leased on a long-term basis to national tenants.  Historically we have focused on development because we believe, based on our historical returns we have been able to achieve, it generally provided us a higher return on investment than the acquisition of similarly located properties.  However, during 2010, we commenced an aggressive acquisition program to acquire retail properties net leased to national tenants.  Since our initial public offering in 1994, we have developed 61 of our 81 properties, including 49 of our 69 freestanding properties and all 12 of our community shopping centers.  As of December 31, 2010, the properties that we developed accounted for approximately 76% of our annualized base rent.  We expect to continue to expand our tenant relationships and diversify our tenant base to include other quality national tenants.

Growth Strategy

Development.  Our growth strategy is to develop retail properties that are pre-leased on a long-term basis to national tenants.  We believe that this strategy produces superior risk adjusted returns.  Our development process commences with the identification of land parcels that we believe are situated in an attractive retail location. The location must be in a concentrated retail corridor, have high traffic counts, good visibility and demographics compatible with the desires of a targeted retail tenant.  After assessing site feasibility we propose long-term net leases that commence prior to the development of the site.

Upon the execution of the lease, we acquire the land and pursue all necessary approvals to commence development.  We direct all aspects of the development process, including due diligence, design, construction, lease negotiation and management.  Asset management and the majority of the leasing activities are handled directly by our personnel.  We believe that this approach enhances our ability to maximize the long-term value of our properties and results in an efficient use of our capital resources.

Acquisitions.  We selectively acquire single tenant properties when we have determined that a potential acquisition meets our return on investment criteria and such acquisition will diversify our rental income.

Financing Strategy

The majority of our mortgage indebtedness is long-term, fixed rate and non-recourse in nature.  Whenever feasible, we enter into long-term financing for our properties to match the underlying long-term leases.  We intend to limit our floating rate debt to borrowings under our credit facilities, which are primarily used to finance development and acquisition activities.  Once project development is complete, we typically consider refinancing this floating rate debt with fixed rate, non-recourse debt.  As of December 31, 2010, our total mortgage debt was approximately $71.6 million with a weighted average maturity of 7.7 years.  Of this total mortgage indebtedness, approximately $47.9 million is fixed rate, self–amortizing debt with a weighted average interest rate of 6.56% and a weighted average maturity of 10.4 years.  The remaining mortgage debt of approximately $23.7 million bears interest at 150 basis points over LIBOR or 1.76% as of December 31, 2010 and has a maturity date of July 14, 2013, which can be extended at our option for two additional years.  In January 2009, we entered into an interest rate swap agreement that fixes the interest rate during the initial term of the variable interest mortgage at 3.744%.   In addition to our mortgage debt, we had $28.4 million outstanding under our credit facilities as of December 31, 2010 with a weighted average interest rate of 1.48%.  We intend to maintain a ratio of total indebtedness (including construction and acquisition financing) to market capitalization of 65% or less.  At December 31, 2010, our ratio of indebtedness to market capitalization assuming the conversion of units of limited partnership interest in our Operating Partnership (“OP units”), was approximately 37.7%.  The decrease in our ratio of indebtedness to market capitalization from 2009 to 2010 was primarily the result of our completion of an offering of 1,495,000 shares of our common stock and an increase in the market price of our common stock.

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

Asset Management

We maintain a proactive leasing and capital improvement program that, combined with the quality and locations of our properties, has made our properties attractive to tenants.  We intend to continue to hold our properties for long-term investment and, accordingly, place a strong emphasis on the quality of construction and an on-going program of regular maintenance.  Our properties are designed and built to require minimal capital improvements other than renovations or expansions paid for by tenants.  At our 12 community shopping centers properties, we sub contract on site functions such as maintenance, landscaping, snow removal and sweeping. The cost of these functions is generally reimbursed by our tenants.  Personnel from our corporate headquarters conduct regular inspections of each property and maintain regular contact with major tenants.

We have a management information system designed to provide management with the operating data necessary to make informed business decisions on a timely basis.  This system provides us rapid access to lease data, tenants’ sales history, cash flow budgets and forecasts.  Such a system enables us to maximize cash flow from operations and closely monitor corporate expenses.

Major Tenants

As of December 31, 2010, approximately 57% of our GLA was leased to Walgreen, Borders, and Kmart and approximately 62% of our total annualized base rent was attributable to these tenants.  At December 31, 2010, Walgreen occupied approximately 11% of our GLA and accounted for approximately 31% of our annualized base rent.  At December 31, 2010, Borders occupied approximately 19% of our GLA and accounted for approximately 20% of our annualized base rent.  At December 31, 2010, Kmart occupied approximately 26% of our GLA and accounted for approximately 11% of our annualized base rent.  No other tenant accounted for more than 10% of gross leasable area or annualized base rent in 2010.  The loss of any of these anchor tenants or a significant number of their stores, or the inability of any of them to pay rent, would have a material adverse effect on our business.

On February 16, 2011, Borders filed a petition for reorganization relief under Chapter 11 of the Bankruptcy Code.  The Chapter 11 petition for relief was filed in the U.S. Bankruptcy Court, Southern District of New York.  Borders announced that it has received commitments for $505 million in Debtor-In-Possession financing led by GE Capital, Restructuring Finance.  Borders also announced it plans to undertake a strategic Store Reduction Program to facilitate reorganization and has identified certain underperforming stores, equivalent to approximately 30% of the company’s national store network, that are expected to close in the next several weeks.  Borders disclosed an intention to close stores at five locations where it leases space from us, representing approximately $2.6 million of our annualized base rent as of December 31, 2010.

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

Competition

The U.S. commercial real estate investment market continues to be a highly competitive industry.  We actively compete with many other entities engaged in the development, acquisition and operation of commercial properties.  As such, we compete for a limited supply of properties and financing for these properties.  Investors include large institutional investors, insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs, many of which have greater financial and other resources than we do.  There can be no assurance that we will be able to compete successfully with such entities in our development, acquisition and leasing activities in the future.

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

During 2010, we conducted Phase I environmental studies on the four properties we developed and the nine properties that we acquired. The results of the Phase I studies indicated that in three of our developments no further action was required, including no further soil sampling or ground water analysis.  On the remaining one development, in addition to the Phase I environmental study, we conducted additional investigation including a Phase II environmental assessment including a base line environmental assessment.  The results of the Phase I investigations of the acquired properties indicated that no further action was required.  In addition, we have no knowledge of any hazardous substances existing on any of our properties in violation of any applicable laws; however, no assurance can be given that such substances are not located on any of the properties.  We carry no insurance coverage for the types of environmental risks described above.

We believe that we are in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances.  Furthermore, we have not been notified by any governmental authority of any noncompliance, liability or other claim in connection with any of the properties.

Employees

As of February 26, 2011, we employed 11 persons.  Employee responsibilities include accounting, construction, leasing, property coordination and administrative functions for the properties.  Our employees are not covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory.

Financial Information About Industry Segments

We are in the business of development, acquisition and management of freestanding net leased properties and community shopping centers.  We consider our activities to consist of a single industry segment.  See the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.

Available Information

Our headquarters are located at 31850 Northwestern Highway, Farmington Hills, MI  48334 and our telephone number is (248) 737-4190.  Our website address is www.agreerealty.com.  Our reports electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act can be accessed through this site, free of charge, as soon as reasonably practicable after we electronically file or furnish such reports.  These filings are also available on the SEC’s website at www.sec.gov.  Our website also contains copies of our corporate governance guidelines and code of business conduct and ethics as well as the charters of our audit, compensation and nominating and corporate governance committees.  The information on our website is not part of this report.

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

We derive substantially all of our revenue from tenants who lease space from us at our properties.  Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants.  At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition, particularly during periods of economic uncertainty.  As a result, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores or declare bankruptcy.  Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases.  In addition, lease terminations by a major tenant or a failure by that major tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases.  In that event, we may be unable to re-lease the vacated space at attractive rents or at all.  The occurrence of any of the situations described above would have a material adverse effect on our results of operations and our financial condition.   See “—We rely significantly on three major tenants, and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants” below.

We rely significantly on three major tenants, and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.

As of December 31, 2010, we derived approximately 62% of our annualized base rent from three major tenants:

•	approximately 31% of our annualized base rent was from Walgreen;

•	approximately 20% of our annualized base rent was from Borders; and

•	approximately 11% of our annualized base rent was from Kmart.

In addition, a significant portion of our 2009 and 2010 development projects were for Walgreen.  In the event of a default by any of these tenants under their leases, we may experience delays in enforcing our rights as lessor and may incur substantial costs in protecting our investment.  Any bankruptcy, insolvency or failure to make rental payments by, or any adverse change in the financial condition of, one or more of these tenants, or any other tenant to whom we may have a significant credit concentration now or in the future, would likely result in a material reduction of our cash flows or material losses to our company.

As discussed in more detail below under Item 2. “Properties—Development and Acquisition Summary,” Borders reported a net (loss) for its 2009 fiscal year ended January 31, 2010 of approximately ($109 million).   In addition, on February 16, 2011, Borders filed a petition for reorganization relief under Chapter 11 of the Bankruptcy Code.  The Chapter 11 petition for relief was filed in the U.S. Bankruptcy Court, Southern District of New York.  Borders has announced that it has received commitments for $505 million in Debtor-In-Possession financing led by GE Capital, Restructuring Finance.  Borders also announced it plans to undertake a strategic Store Reduction Program to facilitate reorganization and has identified certain underperforming stores, equivalent to approximately 30% of the company’s national store network, that are expected to close in the next several weeks.  Borders disclosed an intention to close stores at five locations where it leases space from us, representing approximately $2.6 million of our annualized base rent as of December 31, 2010.

The Chapter 11 bankruptcy will allow Borders to assume or reject any of its leases with us (including the leases for the five properties on the store closing list recently published by Borders).  The rejection of any of the leases would have a negative effect on our rental revenues and cash flows.  Borders may also propose rent reductions under any of the leases, which if accepted by us would have a negative effect on our rental revenues and cash flows.  It is also possible that Borders may assume leases for some locations, which would require Borders to abide by the existing lease terms.  Until Borders determines its plan under Chapter 11, we cannot determine the impact on our rental revenues and cash flows.

In addition, because Borders is a significant tenant, negative information about its performance, financial condition and business prospects (including its bankruptcy filing) may adversely affect the market and price of our common stock.

Bankruptcy laws will limit our remedies if a tenant becomes bankrupt and rejects the lease.

If a tenant becomes bankrupt or insolvent, that could diminish the income we receive from that tenant’s leases.  We may not be able to evict a tenant solely because of its bankruptcy.  On the other hand, a bankruptcy court might authorize the tenant to terminate its leasehold with us.  If that happens, our claim against the bankrupt tenant for unpaid future rent would be an unsecured prepetition claim subject to statutory limitations, and therefore such amounts received in bankruptcy are likely to be substantially less than the remaining rent we otherwise were owed under the leases.  In addition, any claim we have for unpaid past rent could be substantially less than the amount owed.

Certain of our tenants at our community shopping centers have the right to terminate their leases if other tenants cease to occupy a property.

In the event that certain tenants cease to occupy a property, although under most circumstances such a tenant would remain liable for its lease payments, such an action may result in certain other tenants at our community shopping centers having the right to terminate their leases at the affected property, which could adversely affect the future income from that property.  As of December 31, 2010, each of our 12 community shopping centers had tenants with those provisions in their leases.

Our portfolio has limited geographic diversification, which makes us more susceptible to adverse events in these areas.

Our properties are located primarily in the mid-western United States and in particular, the State of Michigan (with 43 properties).  An economic downturn or other adverse events or conditions such as terrorist attacks or natural disasters in these areas, or any other area where we may have significant concentration now or in the future, could result in a material reduction of our cash flows or material losses to our company.

Risks associated with our development and acquisition activities.

We intend to continue the development of new properties and to consider possible acquisitions of existing properties.  We anticipate that our new developments will be financed under lines of credit or other forms of construction financing that will result in a risk that permanent financing on newly developed projects might not be available or would be available only on disadvantageous terms.  In addition, new project development is subject to a number of risks, including risks of construction delays or cost overruns that may increase project costs, risks that the properties will not achieve anticipated occupancy levels or sustain anticipated rental projections and new project commencement risks such as receipt of zoning, occupancy and other required governmental permits and authorizations and the incurrence of development costs in connection with projects that are not pursued to completion.  If permanent debt or equity financing is not available on acceptable terms to refinance new development or acquisitions undertaken without permanent financing, further development activities or acquisitions might be curtailed or cash available for distribution might be adversely affected.  Acquisitions entail risks that investments will fail to perform in accordance with expectations and that judgments with respect to the costs of improvements to bring an acquired property up to standards established for the market position intended for that property will prove inaccurate, as well as general investment risks associated with any new real estate investment.

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

At December 31, 2010, our ratio of indebtedness to market capitalization (assuming conversion of OP units) was approximately 38%.  The use of leverage presents an additional element of risk in the event that (1) the cash flow from lease payments on our properties is insufficient to meet debt obligations, (2) we are unable to refinance our debt obligations as necessary or on as favorable terms or (3) there is an increase in interest rates.  If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the property could be foreclosed upon with a consequent loss of income and asset value to us.  Under the “cross-default” provisions contained in mortgages encumbering some of our properties, our default under a mortgage with a lender would result in our default under mortgages held by the same lender on other properties resulting in multiple foreclosures.

As discussed in more detail below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have seven mortgaged properties leased to Borders that serve as collateral for seven non-recourse loans, including four mortgages that are cross-defaulted and cross-collateralized.  The balances on the non-recourse loans amount to approximately $18.5 million as of December 31, 2010, including $9.6 million under the cross-collateralized loans. As of the date of this filing, and based on the Chapter 11 bankruptcy filing of Borders, we are now in default on three mortgage loans amounting to approximately $8.9 million secured by a total of three properties with 366,000 square feet of GLA representing $1.3 million of annualized base rents as of December 31, 2010.  While the Chapter 11 bankruptcy filing of Borders is not a direct event of default under the cross-collateralized mortgage loans, we anticipate that the remaining loans will go into default as a result of the scheduled store closures.  These four mortgage loans amounting to approximately $9.6 million are secured by four properties with 103,000 square feet of GLA representing $2.1 million of annualized base rents as of December 31, 2010.  We are in the process of commencing negotiations with lenders for all seven loans regarding an appropriate course of action.  We can provide no assurance that our negotiations with the lenders will result in favorable outcomes to us.  Failure to restructure our mortgage obligations could result in default and foreclosure actions and loss of the mortgaged properties.  In addition, as a result of cross-collateralization or cross-default provisions contained in certain of our mortgage loans, a default under one mortgage loan could result in a default on other indebtedness and cause us to lose other better performing properties, which could materially and adversely affect our financial condition and results of operations.

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

The terms of our credit facilities and other indebtedness require us to comply with a number of customary financial and other covenants.  These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations.  Our credit facility contains certain cross-default provisions which are triggered in the event that our other indebtedness is in default.  These cross-default provisions may require us to repay or restructure the credit facility in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.  We have provided substitute borrowing base properties to replace Borders stores under the Credit Facility, and the banks have acknowledged that the financial condition of Borders and any default under any of the non-recourse loans secured by a property leased to Borders shall not be deemed a default under the Credit Facility.

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

The business combination statute permits various exemptions from its provisions, including business combinations that are approved or exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder.  Our board of directors has exempted from the business combination provisions of the MGCL any business combination with Mr. Richard Agree or any other person acting in concert or as a group with Mr. Richard Agree.

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

Certain of our officers and members of our board of directors own OP units in our Operating Partnership.  These individuals may have personal interests that conflict with the interests of our stockholders with respect to business decisions affecting us and our Operating Partnership, such as interests in the timing and pricing of property sales or refinancings in order to obtain favorable tax treatment.  As a result, the effect of certain transactions on these unit holders may influence our decisions affecting these properties.

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

The maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates were reduced in recent years to 15% (through 2012). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our stock.

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

Our properties consist of 69 freestanding net leased properties and 12 community shopping centers that, as of December 31, 2010, were 99.2% leased, with a weighted average lease term of 11.6 years.  Two freestanding net leased properties were classified as held for sale as of December 31, 2010.  Approximately 89% of our annualized base rent was attributable to national retailers.  Among these retailers are Walgreen, Borders and Kmart which, at December 31, 2010, collectively represented approximately 62% of our annualized base rent.  A majority of our properties were built for or are leased to national tenants who require a high quality location with strong retail characteristics.  We developed 49 of our 69 freestanding properties and all 12 of our community shopping centers.  Properties we have developed (including our community shopping centers) account for approximately 76% of our annualized base rent as of December 31, 2010.  Our 69 freestanding properties are comprised of 68 retail locations and Borders’ corporate headquarters.  See Notes 6 and 7 to the Consolidated Financial Statements included herein for information regarding mortgage debt and other debt related to our properties.

A substantial portion of our income consists of rent received under net leases.  A majority of our leases provide for the payment of fixed base rentals monthly in advance and for the payment by tenants of a pro rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping center as well as payment to us of a percentage of the tenant’s sales.  We received percentage rents of $34,518, $15,366 and $15,396 for the fiscal years 2010, 2009 and 2008, respectively.  Leases with Borders do not contain percentage rent provisions.  Leases with Walgreen and Kmart do contain percentage rent provisions; however, no percentage rent was received from these tenants during these periods.  Some of our leases require us to make roof and structural repairs, as needed.

Development and Acquisition Summary

During 2010, we completed the following developments and redevelopments:

Tenant(s)	Location	Cost
Walgreen (drug store)	Ann Arbor, Michigan	$3.1 million
Walgreen (drug store)	Atlantic Beach, Florida	$3.6 million
Walgreen (drug store)	St. Augustine Shores, Florida	$3.7 million
Dick’s Sporting Goods (retail store)	Boynton Beach, Florida	$3.7 million

During 2010, we completed the following acquisitions:

Tenant(s)	Location	Cost
CVS Caremark (drug store)	Atchison, Kansas	$4.2 million
CVS Caremark (drug store)	Johnstown, Ohio	$3.5 million
CVS Caremark (drug store)	Lake in the Hills, Illinois	$5.8 million
PNC Bank (retail bank)	Antioch, Illinois	$2.8 million
Lowes (retail store)	Concord, North Carolina	$9.9 million
CVS Caremark (drug store)	Mansfield, Connecticut	$3.3 million
Kohl’s (department store)	Tallahassee, Florida	$2.2 million
JP Morgan Chase (retail bank)	Spring Grove, Illinois	$2.9 million
Walgreen (drug store)	Shelby Township, Michigan	$2.2 million

During 2010, we completed the following dispositions:

Tenant(s)	Location	Sales price
Borders (book store)	Santa Barbara, California	$9.8 million
Walgreen (drug store)	Marion Oaks, Florida	$4.1 million
Borders (book store)	Aventura, Florida	$.5 million

Major Tenants

The following table sets forth certain information with respect to our major tenants:

	Number of Leases	Annualized Base Rent as of December 31, 2010	Percent of Total Annualized Base Rent as of December 31, 2010
Walgreen	30	$11,299,499	31%
Borders	14	7,357,947	20
Kmart	12	3,847,911	11
Total	56	$22,505,357	62%

Walgreen is a leader of the U.S. chain drugstore industry and trades on the New York Stock Exchange under the symbol “WAG”.  Walgreen operated 8,133 locations in 50 states, the District of Columbia, Puerto Rico and Guam and had total assets of approximately $26.3 billion as of August 31, 2010.  As of February 11, 2011, Walgreen’s long-term debt had a Standard and Poor’s rating of A and a Moody’s rating of A2. For its fiscal year ended August 31, 2010, Walgreen reported that its annual net sales were $67.4 billion, its annual net income was $2.1 billion and it had stockholders’ equity of $14.4 billion.

Borders trades on the New York Stock Exchange under the symbol “BGP”.  Borders is a specialty retailer of books as well as other educational and entertainment items.  Borders employs approximately 19,500 employees throughout the United States, primarily in its Borders and Waldenbooks stores.  At November 30, 2010, Borders operated 518 superstores under the Borders name.  Borders has reported that its annual revenues for its 2009 fiscal year ended January 30, 2010 were approximately $2.8 billion, its annual net (loss) for 2009 was approximately ($109 million) and its total stockholders’ equity at fiscal year end 2009 was approximately $158 million.  On February 16, 2011, Borders filed a petition for reorganization relief under Chapter 11 of the Bankruptcy Code.  The Chapter 11 petition for relief was filed in the U.S. Bankruptcy Court, Southern District of New York.  Borders announced that it has received commitments for $505 million in Debtor-In-Possession financing led by GE Capital, Restructuring Finance.  Borders also announced it plans to undertake a strategic Store Reduction Program to facilitate reorganization and has identified certain underperforming stores, equivalent to approximately 30% of the company’s national store network, that are expected to close in the next several weeks.  As part of this reorganization process, Borders disclosed an intention to close stores at five locations where it leases space from us, representing approximately $2.6 million of our annualized base rent as of December 31, 2010.

Kmart is a wholly-owned subsidiary of Sears Holdings Corporation (“Sears”), which trades on the Nasdaq stock market under the symbol “SHLD”.   Kmart is a mass merchandising company that offers customers quality products through a portfolio of brands and labels. As of January 30, 2010, Kmart operated approximately 1,327 stores across 49 states, Guam, Puerto Rico and the U.S. Virgin Islands.  Sears is a broadline retailer with approximately 2,300 full-line and 1,200 specialty retail stores in the United States.  As of October 30, 2010, Sears had total assets of $26.0 billion, total liabilities of $17.6 billion and stockholders equity of $8.4 billion.  All of our Kmart properties are in the traditional Kmart format and these Kmart properties average 85,000 square feet per property.

The financial information set forth above with respect to Walgreen, Borders and Kmart was derived from the annual reports on Form 10-K filed by Borders and Walgreen with the SEC with respect to their 2009 fiscal years and the quarterly report on Form 10-Q filed by Sears Holdings Corporation with the SEC with respect to the third quarter of 2010.  Additional information regarding Walgreen, Borders or Kmart may be found in their respective public filings.  These filings can be accessed at www.sec.gov.  We are unable to confirm, and make no representations with respect to, the accuracy of these reports and therefore you should not place undue reliance on such information as it pertains to our operations.

Location of Properties in the Portfolio

The following table presents information about our properties as of December 31, 2010.

State	Number of Properties	Total GLA (Sq. feet)	Percent of Total GLA Leased on December 31, 2010
Connecticut	1	10,125	100%
Florida	8	396,648	99%
Georgia	1	14,820	100%
Illinois	4	40,740	100%
Indiana	2	15,844	100%
Kansas	3	58,225	100%
Kentucky	1	116,212	100%
Maryland	2	53,503	100%
Michigan	43	2,178,811	99%
Nebraska	2	61,500	100%
New Jersey	1	10,118	100%
New York	2	27,626	100%
North Carolina	1	170,393	100%
Ohio	2	34,225	100%
Oklahoma (1)	4	99,634	100%
Pennsylvania	1	37,004	100%
Wisconsin	3	523,036	98%
Total/Average	81	3,848,464	99%

(1) Includes two properties leased to Borders containing 50,352 square feet that were classified as held for sale as of December 31, 2010 and subsequently sold in January 2011.

Lease Expirations

The following table shows lease expirations for our community shopping centers and wholly-owned freestanding properties, assuming that none of the tenants exercise renewal options.

		December 31, 2010
		Gross Leasable Area		Annualized Base Rent
Expiration Year	Number of Leases Expiring	Square Footage	Percent of Total	Amount	Percent of Total
2011	12	111,563	3.0%	$781,944	2.1%
2012	29	281,356	7.5%	1,457,922	4.0%
2013	21	330,063	8.8%	1,805,397	5.0%
2014	15	213,570	5.7%	1,162,160	3.2%
2015	21	827,135	21.9%	4,464,549	12.3%
2016	13	150,641	4.0%	2,138,456	5.9%
2017	5	38,944	1.0%	371,995	1.0%
2018	11	200,235	5.3%	3,392,318	9.3%
2019	6	70,170	1.9%	1,741,879	4.8%
2020	6	170,718	4.5%	2,068,701	5.7%
Thereafter	47	1,374,254	36.4%	17,015,402	46.7%
Total	186	3,768,649	100.0%	$36,400,723	100.0%

We have made preliminary contact with the 12 tenants whose leases expire in 2011.  Of those tenants, two tenants, at their option, have the right to extend their lease term, two tenants have extended their lease term and eight tenants have leases expiring in 2011.  We expect two tenants to terminate their leases in 2011 and six tenants to extend their leases or enter into lease extensions

Annualized Base Rent of our Properties

The following table sets forth annualized base rent as of December 31, 2010 for each type of retail tenant:

Type of Tenant	Annualized Base Rent	Percent of Annualized Base Rent
National(1)	$32,556,399	89%
Regional(2)	2,720,342	8
Local	1,123,982	3
Total	$36,400,723	100%

(1)
Includes the following national tenants:  Walgreen, Borders, Kmart, Wal-Mart, CVS, Lowe’s, Dick’s Sporting Goods, PNC Bank, Kohl’s, Fashion Bug, Rite Aid, JC Penney, Avco Financial, GNC Group, Radio Shack, Super Value, Maurices, Payless Shoes, Blockbuster Video, Family Dollar, H&R Block, Sally Beauty, Jo Ann Fabrics, Staples, Best Buy, Dollar Tree, TGI Friday’s and Pier 1 Imports.

(2)	Includes the following regional tenants: Roundy’s Foods, Meijer, Dunham’s Sports, Christopher Banks and Beall’s Department Stores.

Freestanding Properties

At December 31, 2010, our 67 operating freestanding properties were leased to Walgreen (29), Borders (14),  Rite Aid (7), CVS Caremark (4), Kmart (2), JP Morgan Chase (2), Los Tres Amigos (1), Citizens Bank (1), Dick’s Sporting Goods (1), Lake Lansing RA Associates, LLC (1),  Meijer (1), Wal-Mart (Sam’s Club) (1), Kohl’s (1), PNC Bank (1) and Lowe’s (1). Our freestanding properties provided $26,260,862, or approximately 72.2%, of our annualized base rent as of December 31, 2010, at an average base rent per square foot of $13.60.  These properties contain, in the aggregate, 1,935,456 square feet of GLA or approximately 51% of our total GLA as of December 31, 2010.  Our freestanding properties tend to have high traffic counts, are generally located in densely populated areas and are leased to a single tenant on a long term basis.  Of our 67 operating freestanding properties, 47 were developed by us.  Our freestanding properties had a weighted average lease term of 14.2 years as of December 31, 2010.

Our freestanding properties range in size from 4,426 to 330,322 square feet of GLA and are located in the following states: Connecticut (1), Florida (7), Georgia (1), Illinois (3), Indiana (2), Kansas (3), Maryland (2), Michigan (37), Nebraska (2), New Jersey (1), New York (2), North Carolina (1), Ohio (2), Oklahoma (4) and Pennsylvania (1).

The following table sets forth more information about our freestanding properties as of December 31, 2010.

Tenant	Location		Year Completed/ Expanded	Total GLA	Lease Expiration(2) (Option expiration)
Borders	Columbus, OH	(10)	1996	21,000	Jan 23, 2016 (2036)
Borders and TGI Fridays	Monroeville, PA	(10)	1996	37,004	Nov 8, 2016 (2036)
Borders	Norman, OK		1996	24,641	Sep 20, 2016 (2036)
Borders and Chili’s (8)	Omaha, NE		1995	36,500	Nov 3, 2015 (2035)
Borders (8)	Wichita, KS	(10)	1995	25,000	Nov 10, 2015 (2035)
Borders (8)	Lawrence, KS	(10)	1997	20,000	Oct 16, 2022 (2042)
Borders	Tulsa, OK	(9)	1998	25,579	Sep 30, 2018 (2038)
Borders (8)	Oklahoma City, OK	(10)	2002	24,641	Jan 31, 2018 (2038)
Borders (8)	Omaha, NE		2002	25,000	Jan 31, 2018 (2038)
Borders (8)	Indianapolis, IN	(11)	2002	15,844	Dec 31, 2017 (2038)
Borders (8)	Columbia, MD		1999	28,000	Jan 31, 2018 (2038)
Borders (8)	Germantown, MD		2000	25,503	Jan 31, 2018 (2038)
Borders Headquarters (8)	Ann Arbor, MI		1996/1998	330,322	Jan 29, 2023 (2043)
Borders	Tulsa, OK	(9)	1996	24,773	Sep 30, 2018 (2038)
Borders (8)	Boynton Beach, FL	(11)	1996	20,745	July 20, 2024 (2044)
Borders (8)	Ann Arbor, MI		1996	110,000	Jan 31, 2025 (2045)
Chase Bank (7)	Southfield, MI		2009	4,270	Oct 31, 2029 (2059)
Chase Bank	Spring Grove, IL		2010	4,300	Apr 20, 2038 (2067)
Citizens Bank	Flint, MI		2003	4,426	Apr 15, 2023
CVS Pharmacy	Atchison, KS		2010	13,225	Jan 31, 2036 (2065)
CVS Pharmacy	Johnstown, OH		2010	13,225	Jan 31, 2035 (2059)
CVS Pharmacy	Lake in the Hills, IL		2010	13,225	Jan 31, 2035 (2084)
CVS Pharmacy	Mansfield, CT		2010	10,125	Jan 31, 2027 (2046)
Dick’s Sporting Goods	Boynton Beach, FL		2010	43,790	Oct 31, 2021 (2040)

Tenant	Location	Year Completed/ Expanded	Total GLA	Lease Expiration(2) (Option expiration)
Kmart	Grayling, MI	1984	52,320	Sep 30, 2012 (2059)
Kmart	Oscoda, MI	1984/1990	90,470	Sep 30, 2012 (2059)
Kohl’s (1)	Tallahassee, FL	2010	102,381	Jan 31, 2028 (2057)
Lake Lansing RA Associates, LLC (4)	East Lansing, MI	2004	14,564	Dec 31, 2028 (2078)
Los Tres Amigos (3)	Lansing, MI	2004	5,448	Aug 31, 2014 (2032)
Lowe’s Home Centers	Concord, NC	2010	170,393	Oct 31, 2028 (2058)
Meijer	Plainfield, IN	2007	Note (5)	Nov 5, 2027 (2047)
PNC Bank	Antioch, IL	2010	3,215	Mar 31, 2039 (2088)
Rite Aid (8)	Webster, NY	2004	13,813	Feb 24, 2024 (2044)
Rite Aid (8)	Albion, NY	2004	13,813	Oct 12, 2024 (2044)
Rite Aid (8)	Canton Twp, MI	2003	11,180	Oct 31, 2019 (2049)
Rite Aid (8)	Roseville, MI	2005	11,060	June 30, 2025 (2050)
Rite Aid	Mt Pleasant, MI	2005	11,095	Nov 30, 2025 (2065)
Rite Aid	N Cape May, NJ	2005	10,118	Nov 30, 2025 (2065)
Rite Aid (8)	Summit Twp, MI	2006	11,060	Oct 31, 2019 (2039)
Sam’s Club (6)	Roseville, MI	2002	132,332	Aug 4, 2022 (2082)
Walgreen (8)	Waterford, MI	1997	13,905	Feb 28, 2018 (2058)
Walgreen (8)	Chesterfield, MI	1998	13,686	July 31, 2018 (2058)
Walgreen (8)	Pontiac, MI	1998	13,905	Oct 31, 2018 (2058)
Walgreen (8)	Grand Blanc, MI	1998	13,905	Feb 28, 2019 (2059)
Walgreen (8)	Rochester, MI	1998	13,905	June 30, 2019 (2059)
Walgreen and Auto Zone (8)	Ypsilanti, MI	1999	21,620	Dec 31, 2019 (2059)
Walgreen (1) (8)	Petoskey, MI	2000	13,905	Apr 30, 2020 (2060)
Walgreen (8)	Flint, MI	2000	14,490	Dec 31, 2020 (2060)
Walgreen (8)	Flint, MI	2001	15,120	Feb 28, 2021 (2061)
Walgreen (8)	New Baltimore, MI	2001	14,490	Aug 31, 2021 (2061)
Walgreen (8)	Flint, MI	2002	14,490	Apr 30, 2027 (2077)
Walgreen	Big Rapids, MI	2003	13,560	Apr 30, 2028 (2078)
Walgreen (8)	Flint, MI	2004	14,560	Feb 28, 2029 (2079)
Walgreen (8)	Flint, MI	2004	13,650	Oct 31, 2029 (2079)
Walgreen	Midland, MI	2005	14,820	July 31, 2030 (2080)
Walgreen (8)	Grand Rapids, MI	2005	14,820	Aug 30, 2030 (2080)
Walgreen (8)	Delta Township, MI	2005	14,559	Nov 30, 2030 (2080)
Walgreen and Retail space (8)	Livonia, MI	2007	19,390	June 30, 2032 (2082)
Walgreen	Barnesville, GA	2007	14,820	Nov 30, 2032 (2082)
Walgreen and Chase Bank (8)	Macomb Township, MI	2008	19,090	Mar 31, 2033 (2083)
Walgreen	Ypsilanti, MI	2008	13,650	Mar 31, 2032 (2082)
Walgreen (8)	Shelby Township, MI	2008	14,820	Jul 31, 2033 (2083)
Walgreen	Brighton, MI	2009	14,550	Jan 31, 2034 (2084)
Walgreen	Silver Springs Shores, FL	2009	14,550	Dec 31, 2033 (2083)
Walgreen	Port St John, FL	2009	14,550	Apr 30, 2034 (2084)
Walgreen	Lowell, MI	2009	13,650	Sep 30, 2034 (2084)

Tenant	Location	Year Completed/ Expanded	Total GLA	Lease Expiration(2) (Option expiration)
Walgreen (1)	Ann Arbor, MI	2010	13,650	Aug 31, 2035 (2085)
Walgreen	Atlantic Beach, FL	2010	14,478	Aug 31, 2035 (2085)
Walgreen	St. Augustine Shores, FL	2010	14,820	Jan 31, 2036 (2086)

Total			1,985,808

(1)
Properties subject to long-term ground leases where a third party owns the underlying land and has leased the land to us to construct or operate freestanding properties. We pay rent for the use of the land and we are generally responsible for all costs and expenses associated with the building and improvements. At the end of the lease terms, as extended (Petoskey, MI 2074, Tallahassee, FL 2032 and Ann Arbor, MI 2035), the land together with all improvements revert to the land owner. We have an option to purchase the Petoskey property after August 7, 2019 and the Ann Arbor property after June 3, 2012.

(2)	At the expiration of tenant’s initial lease term, each tenant (except Citizens Bank) has an option, subject to certain requirements, to extend its lease for an additional period of time.

(3)	This 2.03 acre property is leased from us by Los Tres Amigos pursuant to a ground lease. The tenant occupies a 5,448 square foot building.

(4)	This 11.3 acre property is leased from us by Lake Lansing RA Associates, LLC pursuant to a ground lease. The ground lesssee has constructed a 14,564 square foot building.

(5)	This 32.5 acre property is leased from us by Meijer pursuant to a ground lease. Meijer expects to construct an estimated 210,000 square foot super center.

(6)	This 12.68 acre property is leased from us by Wal-Mart pursuant to a ground lease. Wal-Mart has constructed a Sam’s Club retail building containing approximately 132,332 square feet.

(7)	This 1.0 acre property is leased from us by JP Morgan Chase Bank pursuant to a ground lease. JP Morgan Chase has constructed a retail bank branch containing approximately 4,270 square feet.

(8)	Properties subject to a mortgage/debt or pledged pursuant to our credit facilities

(9)	Classified as held for sale as of December 31, 2010

(10)	Borders has disclosed its intention to close their store at this location

(11)	Borders sub-leases their space at these locations to another tenant

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

The location, general character and primary occupancy information with respect to the community shopping centers as of December 31, 2010 are set forth below:

Property Location	Location	Year Completed/ Expanded	GLA Sq. Ft.	Annualized Base Rent (2)	Average Base Rent per Sq. Ft.(3)	Percent Occupied at December 31, 2010	Percent Leased at December 31, 2010 (4)	Anchor Tenants (Lease expiration/Option period expiration) (5)
Capital Plaza (1)	Frankfort, KY	1978/ 2006	116,212	$599,000	$5.15	100%	100%	Kmart(2013/2053)
								Walgreen (2031/2052)
Charlevoix Commons	Charlevoix, MI	1991	137,375	686,495	5.00	100%	100%	Kmart (2015/2065)
								Roundy’s (2011) Family Farm (2016)
Chippewa Commons (6)	Chippewa Falls, WI	1991	168,311	959,823	5.76	99%	99%	Kmart (2014/2064)
								Roundy’s (2010/2030)
								Fashion Bug (2014/2024)
Ironwood Commons	Ironwood, MI	1991	185,535	937,643	5.005	100%	100%	Kmart (2015/2065)
								Super Value (2011/2036)
Marshall Plaza	Marshall, MI	1990	119,279	646,959	5.42	100%	100%	Kmart (2015/2065)

Central Michigan Commons	Mt. Pleasant, MI	1973/ 1997	241,458	1,039,018	4.39	98%	98%	Kmart (2013/2048)
								J.C. Penney Co. (2015/2035)
								Staples, Inc. (2015/2030)
North Lakeland Plaza (6)	Lakeland, FL	1987	171,334	1,306,574	7.71	99%	99%	Best Buy (2013/2028)
								Beall’s (2020/2035)
Petoskey Town Center (6)	Petoskey, MI	1990	174,870	998,273	5.90	97%	97%	Kmart (2015/2065)
								Roundy’s (2010/2030)
								Fashion Bug (2012/2022)
Plymouth Commons	Plymouth, WI	1990	162,031	809,869	5.14	97%	97%	Kmart (2015/2065)
								Roundy’s (2015/2030)
Ferris Commons	Big Rapids, MI	1990	173,557	1,016,836	5.86	100%	100%	Kmart (2015/2065)
								MC Sports (2018/2033)
								Peebles (2019/2039)
Shawano Plaza (6)	Shawano, WI	1990	192,694	983,371	5.21	98%	98%	Kmart (2014/2064)
								Roundy’s (2015/2030)
								J.C. Penney Co. (2015/2035)
								Fashion Bug (2012/2019)
West Frankfort Plaza	West Frankfort, IL	1982	20,000	136,000	6.80	100%	100%	Fashion Bug (2012)

Total/Average			1,862,656	$10,119,861	$5.52	98%	98%

(1)	All community shopping centers except Capital Plaza (which is subject to a long-term ground lease expiring in 2053 from a third party) are wholly-owned by us.

(2)	Total annualized base rents of our Company as of December 31, 2010.

(3)	Calculated as total annualized base rents, divided by gross leaseable area actually leased as of December 31, 2010.

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

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter Ended	High	Low	Dividends Declared Per Common Share

March 31, 2010	$24.67	$19.56	$0.51
June 30, 2010	$26.80	$21.73	$0.51
September 30, 2010	$26.74	$21.52	$0.51
December 31, 2010	$28.63	$24.79	$0.51

March 31, 2009	$19.32	$9.31	$0.50
June 30, 2009	$18.66	$14.89	$0.50
September 30, 2009	$24.61	$17.10	$0.51
December 31, 2009	$24.94	$21.01	$0.51

On March 3, 2011, the reported closing sale price per share of common stock on the New York Stock Exchange was $24.60.

At February 15, 2011, there were 9,857,314 shares of our common stock issued and outstanding which were held by approximately 200 stockholders of record.  The number of stockholders of record does not reflect persons or entities who held their shares in nominee or “street” name.  In addition, at December 31, 2010 there were 347,619 OP units outstanding held by a limited partner other than our Company.  The OP units are exchangeable into shares of common stock on a one for one basis.

For 2010, we paid $2.04 per share of common stock in dividends. Of the $2.04, 90.0% represented ordinary income, and 10.0% represented return of capital, for tax purposes. For 2009, we paid $2.02 per share of common stock in dividends. Of the $2.02, 100.0% represented ordinary income, and 0.0% represented return of capital, for tax purposes.

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

During the year ended December 31, 2010, we did not sell any unregistered securities.  During the fourth quarter of 2010, we did not repurchase any of our equity securities.

 For information about our equity compensation plan, please see Part III, Item 12 of this report.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial information on a historical basis and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Form 10-K.  Certain amounts have been reclassified to conform to the current presentation of discontinued operations.  The balance sheet for the periods ending December 31, 2006 through 2010 and operating data for each of the periods presented were derived from our audited financial statements.

Selected Financial Data
(in thousands, except per share, number of properties, and percentage leased information)

	Year Ended December 31,
	2010	2009	2008	2007	2006
Operating Data

Total Revenues	$36,112	$34,402	$32,919	$31,887	$30,329
Expenses

Property Expense (1)	3,848	3,891	3,975	3,838	3,747
General and Administrative	5,003	4,559	4,361	4,462	4,019
Interest	4,712	4,635	5,179	4,896	4,625
Depreciation and amortization	5,687	5,359	5,064	4,725	4,559
Impairment charge	7,700	-	-	-	-

Total Expenses	26,950	18,444	18,579	17,921	16,950

Other Income (Expense) (2)	-	-	-	1,044	-

Income From Continuing Operations	9,162	15,958	14,340	15,010	13,379

Gain on Sale of Asset From Discontinued Operations	4,738	-	-	-	-
Income From Discontinued Operations	1,728	2,036	1,942	1,817	1,815

Net Income	15,628	17,994	16,282	16,827	15,194

Less Net Income Attributable to Non-Controlling Interest	561	950	1,265	1,345	1,220

Net Income Attributable to Agree Realty Corporation	$15,067	$17,044	$15,017	$15,482	$13,974

Number of Properties	81	73	68	64	60

Number of Square Feet	3,848	3,492	3,439	3,385	3,355

Percentage Leased	99%	98%	99%	99%	99%

Per Share Data – Diluted
Net Income	$1.64	$2.14	$1.95	$2.01	$1.83

Weighted Average of Common Shares Outstanding – Diluted	9,191	7,966	7,719	7,716	7,651

Cash Dividends	$2.04	$2.02	$2.00	$1.97	$1.96

Balance Sheet Data
Real Estate (before accumulated depreciation)	$338,221	$320,444	$311,343	$290,074	$268,248
Total Assets	$285,042	$261,789	$256,897	$239,348	$223,515
Total Debt, including accrued interest	$100,128	$104,814	$101,069	$82,889	$69,031

(1)	Property expense includes real estate taxes, property maintenance, insurance, utilities and land lease expense.

(2)	Other income is composed of gain on land sales.

(3)	Net income per share has been computed by dividing the net income by the weighted average number of shares of common stock outstanding and the effect of dilutive securities outstanding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were established to continue to operate and expand the retail property business of our predecessor.  We commenced our operations in April 1994.  Our assets are held by and all operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and held a 96.56% interest as of December 31, 2010.  We are operating so as to qualify as a REIT for federal income tax purposes.

The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included elsewhere in this Form 10-K.

Recent Accounting Pronouncements

Effective January 1, 2010, companies are required to separately disclose the amounts of significant transfers of assets and liabilities into and out of Level 1, Level 2 and Level 3 of the fair value hierarchy and the reasons for those transfers.  Companies must also develop and disclose their policy for determining when transfers between levels are recognized.  In addition companies are required to provide fair value disclosures of each class rather than each major category of assets and liabilities.  For fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3), companies are required to disclose the valuation technique and the inputs used in determining fair value for each class of assets and valuation technique and the inputs used in determining fair value for each class of assets and liabilities.  Adoption of this standard did not have a material effect on our consolidated results of operations or financial position.

Effective January 1, 2010, companies are required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements.  Adoption of this standard did not have a material effect on our consolidated results of operations or financial position.

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

We evaluate real estate for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets will be written down to fair value and such excess carrying value is charged to income.  The expected cash flows of a project are dependent on estimates and other factors subject to change, including (1) changes in the national, regional, and/or local economic climates, (2) competition from other shopping centers, stores, clubs, mailings, and the internet, (3) increases in operating costs, (4) bankruptcy and/or other changes in the condition of third parties, including tenants, (5) expected holding period, and (6) availability of credit. These factors could cause our expected future cash flows from a project to change, and, as a result, an impairment could be considered to have occurred.  During 2010 we recorded impairment charges of $8.14 million related to the carrying value of our real estate assets.

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

We established TRS entities pursuant to the provisions of the REIT Modernization Act.  Our TRS entities are able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations.  As a result, certain activities of our Company which occur within our TRS entities are subject to federal and state income taxes.  As of December 31, 2010 and 2009, we had accrued a deferred income tax amount of $705,000.  In addition, we have recorded an income tax liability of $17,000 and $62,000 as of December 31, 2010 and 2009 respectively.

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Minimum rental income increased $1,487,000, or 5%, to $32,787,000 in 2010, compared to $31,300,000 in 2009.  The increase was the result of the development of a Walgreen drug store in Ann Arbor, Michigan in September 2010, the development of a Walgreen drug store located in Atlantic Beach, Florida in October 2010, the development of a Walgreen drug store in St Augustine Shores, Florida in November 2010, the development of a Walgreen drug store in Brighton, Michigan in February 2009, the development of a Walgreen drug store in Port St. John, Florida in June 2009, the development of a Walgreen drug store in Lowell, Michigan in September 2009 and the development of a Chase bank branch land lease in Southfield, Michigan in October 2009. Our revenue increases from these developments amounted to $787,000.  In addition, rental income increased $702,000 as a result of the nine property acquisitions that were completed during 2010 and a decrease of $2,000 from other rental income adjustments.

Percentage rents increased from $15,000 in 2009 to $35,000 in 2010.

Operating cost reimbursements decreased $43,000, or 2%, to $2,604,000 in 2010, compared to $2,647,000 in 2009.  Operating cost reimbursements decreased due to the net decrease in property operating expenses as explained below.

We earned development fee income of $590,000 in 2010 related to a project we have completed in Oakland, California.  We recognized $410,000 of development fee income in 2009 related to the Oakland, California project.

Other income increased $68,000 to $98,000 in 2010, compared to $30,000 in 2009.

Real estate taxes decreased $25,000, or 1%, to $1,913,000 in 2010 compared to $1,938,000 in 2009.  The decrease is the result of the capitalization of $50,000 of real estate taxes related to the Dick’s Sporting Goods re-development and $25,000 of general assessment increases on the properties.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) decreased $108,000, or 7%, to $1,458,000 in 2010 compared to $1,566,000 in 2009.  The decrease was the result of an increase in shopping center maintenance expenses of $65,000; decreased snow removal costs of ($131,000); decreased utility costs of ($15,000); and decreased insurance costs of ($27,000) in 2010 versus 2009.

Land lease payments increased $90,000, or 23%, to $477,000 in 2010 compared to $387,000 for 2009.  The increase is the result of our leasing of land for our Shelby Township, Michigan development.

General and administrative expenses increased $444,000, or 10%, to $5,003,000 in 2010 compared to $4,559,000 in 2009.  The increase in general and administrative expenses was primarily the result of increased employee costs of $288,000, increased income tax expenses in our TRS entities of $32,000, increased professional fees of $57,000 and an increase in other costs of $67,000.  General and administrative expenses as a percentage of rental income increased to 14.8% for 2010 from 14.1% in 2009.

Depreciation and amortization increased $328,000, or 6%, to $5,687,000 in 2010 compared to $5,359,000 in 2009.  The increase was the result the development of five properties in 2009, the development of four properties in 2010 and the acquisition of nine properties in 2010.

We incurred an impairment charge of $7,700,000 in 2010 as a result of writing down the carrying value of our real estate assets to fair value for four properties leased to Borders and that Borders has indicated they plan to close as part of their bankruptcy restructuring plan.  There was no impairment charge in 2009.

Interest expense increased $77,000, or 2%, to $4,712,000 in 2010, from $4,635,000 in 2009.  The increase in interest expense resulted from the development and acquisition of additional properties during 2010.

We recognized a gain on sale of assets of $4,738,000 in 2010.  The gain pertains to the sale of three properties during 2010.  The disposed properties were located in Santa Barbara, California, Marion Oaks, Florida and Aventura, Florida.  There were no property sales in 2009.

Income from discontinued operations decreased $308,000, or 15%, to $1,728,000 in 2010 compared to $2,036,000 in 2009.

Our net income decreased $2,366,000, or 13%, to $15,628,000 in 2010, from $17,994,000 in 2009 as a result of the foregoing factors.

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Minimum rental income increased $1,183,000, or 4%, to $31,300,000 in 2009, compared to $30,117,000 in 2008.  The increase was the result of the development of a Walgreen drug store and a bank land lease in Macomb Township, Michigan in March 2008, the development of a Walgreen drug store located in Ypsilanti, Michigan in May 2008, the development of a Walgreen drug store in Shelby Township, Michigan in July 2008, the development of a Walgreen drug store in Silver Springs Shores, Florida in January 2009, the development of a Walgreen drug store in Brighton, Michigan in February 2009, the development of a Walgreen drug store in Port St John, Florida in June 2009, the development of a Walgreen drug store in Lowell, Michigan in September 2009 and the development of a Chase bank branch land lease in Southfield, Michigan in October 2009. Our revenue increases from these developments amounted to $1,570,000.  In addition, rental income from our Big Rapids, Michigan shopping center increased by $182,000 as a result of redevelopment activities and rental income decreased ($569,000) as a result of the closing of a Circuit City store in Boynton Beach, Florida and other rental adjustments.

Operating cost reimbursements decreased $136,000, or 5%, to $2,647,000 in 2009, compared to $2,782,000 in 2008.  Operating cost reimbursements decreased due to the net decrease in property operating expenses as explained below.

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

Land lease payments increased $92,000, or 31%, to $387,000 in 2009 compared to $295,000 for 2008.  The increase is the result of our leasing of land for our Shelby Township, Michigan development.

General and administrative expenses increased $198,000, or 5%, to $4,559,000 in 2009 compared to $4,361,000 in 2008.  The increase was primarily the result of increased dead deal costs related to property searches in Michigan and Florida and compensation related expenses.  General and administrative expenses as a percentage of rental income remained at 13.3% for 2009 and 2008.

Depreciation and amortization increased $295,000, or 6%, to $5,359,000 in 2009 compared to $5,064,000 in 2008.  The increase was the result the development and acquisition of four properties in 2008 and five properties in 2009.

Interest expense decreased $544,000, or 11%, to $4,635,000 in 2009, from $5,179,000 in 2008.  The decrease in interest expense resulted from substantial reductions in interest rates in 2009 as compared to 2008.

Income from discontinued operations increased $94,000, or 5%, to $2,036,000 in 2010 compared to $1,942,000 in 2009.

Our net income increased $1,712,000, or 11%, to $17,994,000 in 2009, from $16,282,000 in 2008 as a result of the foregoing factors.

Liquidity and Capital Resources

Our principal demands for liquidity are operations, distributions to our stockholders, debt repayment, development of new properties, redevelopment of existing properties and future property acquisitions.  We intend to meet our short-term liquidity requirements, including capital expenditures related to the leasing and improvement of the properties, through cash flow provided by operations and the Line of Credit and the Credit Facility (as defined below).  We believe that adequate cash flow will be available to fund our operations and pay dividends in accordance with REIT requirements for at least the next 12 months.  We may obtain additional funds for future development or acquisitions through other borrowings or the issuance of additional shares of common stock, although market conditions have limited the availability of new sources of financing and capital, which may have an impact on our ability to obtain financing for planned new development projects in the near term.  We believe that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs.

We intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to market capitalization of 65% or less.  Nevertheless, we may operate with debt levels which are in excess of 65% of market capitalization for extended periods of time.  At December 31, 2010, our ratio of indebtedness to market capitalization was approximately 38%.  This ratio decreased from 53% as of December 31, 2009 as a result of an increase in the market value of our common stock and the issuance of additional common shares.

During the quarter ended December 31, 2010, we declared a quarterly dividend of $.51 per share.  The cash dividend was paid on January 4, 2011 to holders of record on December 20, 2010.

Our cash flows from operations increased $2,531,000 to $26,111,000 in 2010, compared to $23,580,000 in 2009.  Cash used in investing activities increased $24,071,000 to $32,820,000 in 2010, compared to $8,749,000 in 2009.  Cash provided by financing activities increased $21,424,000 to $6,613,000 in 2010, compared to $(14,811,000) in 2009.  Our cash and cash equivalents decreased by $95,000 to $593,000 as of December 31, 2010 as a result of the foregoing factors.

As of December 31, 2010, we had total mortgage indebtedness of $71,526,780.  Of this total mortgage indebtedness, $47,859,952 is fixed rate, self-amortizing debt with a weighted average interest rate of 6.56% and the remaining mortgage debt of $23,666,828 has a maturity date of July 14, 2013, can be extended at our option for two additional years and bears interest at 150 basis points over LIBOR (or 1.76% as of December 31, 2010).  In January 2009, we entered into an interest rate swap agreement that fixes the interest rate during the initial term of the mortgage at 3.744%.

We have seven mortgaged properties leased to Borders that serve as collateral for seven non-recourse loans, including four mortgages that are cross-defaulted and cross-collateralized.  The balances on the non-recourse loans amount to approximately $18.5 million as of December 31, 2010, including $9.6 million under the cross-collateralized loans. As of the date of this filing, and based on the Chapter 11 bankruptcy filing of Borders, we are now in default on three mortgage loans amounting to approximately $8.9 million secured by a total of three properties with 366,000 square feet of GLA representing $1.3 million of annualized base rents as of December 31, 2010.  While the Chapter 11 bankruptcy filing of Borders is not a direct event of default under the cross-collateralized mortgage loans, we anticipate that the remaining loans will go into default as a result of the scheduled store closures.  These four mortgage loans amounting to approximately $9.6 million are secured by four properties with 103,000 square feet of GLA representing $2.1 million of annualized base rents as of December 31, 2010.   We are in the process of commencing negotiations with the lenders for all seven loans regarding an appropriate course of action.  We can provide no assurance that our negotiations with the lenders will result in favorable outcomes to us.

In addition, the Operating Partnership has in place a $55 million secured credit facility (the “Credit Facility”) with Bank of America, as the agent, which is guaranteed by our Company.  The Credit Facility matures in November 2011.  Advances under the Credit Facility bear interest within a range of one-month to 12-month LIBOR plus 100 basis points to 150 basis points or the lender’s prime rate, at our option, based on certain factors such as the ratio of our indebtedness to the capital value of our properties.  The Credit Facility generally is used to fund property acquisitions and development activities.  As of February 15, 2011, $25,380,254 was outstanding under the Credit Facility bearing a weighted average interest rate of 1.26%.  We have provided substitute borrowing base properties to replace Borders stores under the Credit Facility, and the banks have acknowledged that the financial condition of Borders and any default under any of the non-recourse loans secured by a property leased to Borders shall not be deemed a default under the Credit Facility.

We also have in place a $5 million line of credit (the “Line of Credit”), which matures in November 2011. The Line of Credit bears interest at the lender’s prime rate less 75 basis points or 150 basis points in excess of the one-month to 12-month LIBOR rate, at our option.  The purpose of the Line of Credit is to generally provide working capital and fund land options and start-up costs associated with new projects.  As of February 15, 2011, $2,000,000 was outstanding under the Line of Credit bearing a weighted average interest rate of 2.50%.

The following table outlines our contractual obligations (in thousands) as of December 31, 2010:

	Total	Yr 1	2-3 Yrs	4-5 Yrs	Over 5 Yrs
Mortgages Payable	$71,527	$4,296	$31,493	$9,514	$26,224
Notes Payable	28,380	28,380	-	-	-
Land Lease Obligations	18,784	712	1,425	1,425	15,222
Other Long-Term Liabilities	-	-	-	-	-
Estimated Interest Payments on Mortgages and Notes Payable	21,099	4,324	6,666	4,100	6,009

Total	$139,790	$37,712	$39,584	$15,039	$47,455

Estimated interest payments are based on stated rates for Mortgages Payable, and for Notes Payable the interest rate in effect for the most recent quarter is assumed to be in effect through the respective maturity date.

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

Funds from Operations

Funds From Operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) to mean net income computed in accordance with U.S. generally accepted accounting principles (“GAAP”), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself.

FFO should not be considered as an alternative to net income as the primary indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.  Further, while we adhere to the NAREIT definition of FFO, our presentation of FFO is not necessarily comparable to similarly titled measures of other REITs due to the fact that not all REITS use the same definition.

The following table provides a reconciliation of FFO and net income for the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
	2010	2009	2008

Net income	$15,627,834	$17,994,036	$16,282,038
Depreciation of real estate assets	5,759,599	5,574,084	5,257,391
Amortization of leasing costs	92,972	65,977	58,771
Amortization of lease intangibles	50,479	-	-
Gain on sale of assets	(4,737,968)	-	-

Funds from operations	$16,792,916	$23,634,097	$21,598,200
Weighted average shares and OP units outstanding
Basic	9,503,278	8,396,597	8,364,366

Diluted	9,539,119	8,416,696	8,376,259

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	2011	2012	2013	2014	2015	Thereafter	Total
Fixed rate debt	$3,779	$4,035	$4,308	$4,601	$4,913	$26,224	$47,860
Average interest rate	6.56%	6.56%	6.56%	6.56%	6.56%	6.56%	-

Variable rate mortgage	$517	$548	$22,602	-	-	-	$23,667

Average interest rate	3.74%	3.74%	3.74%	-	-	-	-

Variable rate debt	$28,380	-	-	-	-	-	$28,380

Average interest rate	1.48%	-	-	-	-	-	-

The fair value (in thousands) is estimated at $48,012, $22,255 and $28,380 for fixed rate mortgages, variable rate mortgage and other variable rate debt, respectively, as of December 31, 2010.

The table above incorporates those exposures that exist as of December 31, 2010; it does not consider those exposures or positions, which could arise after that date.  As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

We entered into an interest rate swap agreement to hedge interest rates on $24.5 million in variable-rate borrowings outstanding.  Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on 1.50% plus one-month LIBOR and will pay to the counterparty a fixed rate of 3.744%.  This swap effectively converted $24.5 million of variable-rate borrowings to fixed-rate borrowings.  As of December 31, 2010, the interest rate swap was valued at $793,211.  We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of December 31, 2010.

As of December 31, 2010, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $284,000.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a15-(f) and 15d-15(f) under the Securities Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Our internal control over financial reporting includes those policies and procedures that

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

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

Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under this item is contained on page F-2 of this Form 10-K

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to our definitive proxy statement with respect to our 2011 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement with respect to our 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes the equity compensation plan under which our common stock may be issued as of December 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	–	–	663,126	(1)

Equity compensation plans not approved by security holders	–	–	–

Total	–	–	663,126

(1)
Relates to various stock-based awards available for issuance under our 2005 Equity Incentive Plan, including incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, and dividend equivalent rights.

Additional information is incorporated herein by reference to our definitive proxy statement with respect to our 2011 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to our definitive proxy statement with respect to our 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to our definitive proxy statement with respect to our 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)	The following documents are filed as part of this Report:

(1) (2)	The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Form 10-K.

(3)  Exhibits

3.1	Articles of Incorporation and Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (No. 33-73858), as amended )

3.2	Articles Supplementary, establishing the terms of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (No. 001-12928) filed on December 9, 2008)

3.3	Articles Supplementary, classifying additional shares of Common Stock and Excess Stock (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (No. 001-12928) filed on December 9, 2008)

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (No. 001-12928) for the year ended December 31, 2006)

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

10.9+	Agree Realty Corporation Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K (No. 001-12928) for the year ended December 31, 1996)

10.10+	Employment Agreement, dated July 14, 2009, by and between the Company and Richard Agree (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (No. 001-12928) filed on July 16, 2009)

10.11+	Employment Agreement, dated July 14, 2009, by and between the Company and Joey Agree (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (No. 001-12928) filed on July 16, 2009)

10.12+
Letter Agreement of Employment dated July 8, 2010 between Agree Limited Partnership and Alan Maximiuk (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (No. 001-12928) filed on November 8, 2010)

10.13+
Letter Agreement of Employment dated April 5, 2010 between Agree Limited Partnership and Laith Hermiz (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (No. 001-12928) filed on April 6, 2010)

10.12+	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K (No. 001-12928) for the year ended December 31, 2004)

10.13+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K (No. 001-12928) for the year ended December 31, 2007)

10.14+	Summary of Director Compensation (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K (No. 001-12928) for the year ended December 31, 2007)

12.1*	Statement of computation of ratios of earnings to combined fixed charges and preferred stock dividends

21*	Subsidiaries of Agree Realty Corporation

23*	Consent of Baker Tilly Virchow Krause, LLP

24	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, President, Chief Executive Officer and Chairman of the Board of Directors

31.2 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Alan D. Maximiuk, Chief Financial Officer

32.1 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, President, Chief Executive Officer and Chairman of the Board of Directors

32.2 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Alan D. Maximiuk, Chief Financial Officer

*	Filed herewith

+	Management contract or compensatory plan or arrangement

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of December 31, 2010.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

15(b)	The Exhibits listed in Item 15(a)(3) are hereby filed with this Report.

15(c)	The financial statement schedule listed at Item 15(a)(2) is hereby filed with this Report.

SIGNATURES

PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGREE REALTY CORPORATION
By:	/s/ Richard Agree
Name:	Richard Agree
Chief Executive Officer and Chairman of the Board of Directors
Date:	March 15, 2011

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Agree Realty Corporation, hereby severally constitute Richard Agree, Joel N. Agree and Alan D. Maximiuk, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Agree Realty Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of March 2011.

By:	/s/ Richard Agree	By:	/s/ Farris G. Kalil
	Richard Agree		Farris G. Kalil
	Chief Executive Officer and Chairman of the Board of Directors		Director
(Principal Executive Officer)
		By:	/s/ Michael Rotchford
By:	/s/ Joel N. Agree		Michael Rotchford
	President, Chief Operating Officer and Director		Director

By:	/s/ Alan D. Maximiuk	By:	/s/William S. Rubenfaer
	Alan D. Maximiuk		William S. Rubenfaer
	Vice President, Chief Financial Officer and		Director
Secretary
(Principal Financial and Accounting
Officer)
		By:	/s/ Gene Silverman
Gene Silverman
Director

		By:	/s/ Leon M. Schurgin
Leon M. Schurgin
Director

Report of Independent Registered Public Accounting Firm

To the Stockholders, Audit Committee and Board of Directors
Agree Realty Corporation
Farmington Hills, MI

We have audited the accompanying consolidated balance sheets of Agree Realty Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2010, 2009 and 2008.  We also have audited Agree Realty Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agree Realty Corporation as of December 31, 2010 and 2009 and the results of their operations and cash flows for the years ended December 31, 2010, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, Agree Realty Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Baker Tilly Virchow Krause, LLP
Chicago, Illinois
March 15, 2011

Agree Realty Corporation

Consolidated Balance Sheets

December 31,	2010	2009

Assets

Real Estate Investments (Notes 6 and 7)
Land	$103,693,227	$95,047,459
Buildings	227,645,287	220,604,734
Less accumulated depreciation	(66,111,215)	(64,076,469)
	265,227,299	251,575,724
Property under development	359,299	4,791,975
Property held for sale, net	6,522,821	-

Net Real Estate Investments	272,109,419	256,367,699

Cash and Cash Equivalents	593,281	688,675

Accounts Receivable - Tenants, (Note 3) net of allowance of $35,000 for possible losses at both December 31, 2010 and 2009	1,330,129	1,986,836

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $5,392,802 and $5,126,333 at December 31, 2010 and 2009, respectively	1,133,194	1,360,514
Leasing costs, net of accumulated amortization of $934,399 and $841,427 at December 31, 2010 and 2009, respectively	812,295	537,100
Lease intangibles costs, net of accumulated amortization of $50,479 and $-0- at December 31, 2010 and 2009 respectively	8,152,248	-

Other Assets	911,801	847,894

Total Assets	$285,042,367	$261,788,718
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Balance Sheets

December 31,	2010	2009

Liabilities

Mortgages Payable (Note 6)	$71,526,780	$75,552,802

Notes Payable (Note 7)	28,380,254	29,000,000

Dividends and Distributions Payable (Note 8)	5,145,740	4,354,163

Deferred Revenue (Note 18)	9,345,754	10,035,304

Accrued Interest Payable	221,154	261,012

Accounts Payable
Capital expenditures	286,078	352,430
Operating	1,427,718	1,529,085

Interest Rate Swap (Note 9)	793,211	74,753

Deferred Income Taxes (Note 10)	705,000	705,000

Tenant Deposits	80,402	97,285

Total Liabilities	117,912,091	121,961,834

Stockholders’ Equity (Note 8)
Common stock, $.0001 par value; 13,350,000 shares authorized, 9,759,014 and 8,196,074 shares issued and outstanding	976	820
Excess stock, $0.0001 par value, 6,500,000 shares authorized, 0 shares issued and outstanding	-	-
Series A junior participating preferred stock, $0.0001 par value, 150,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in capital	179,705,353	147,466,101
Deficit	(14,702,252)	(10,632,798)
Accumulated other comprehensive income (loss)	(764,735)	(70,806)

Total Stockholders’ Equity – Agree Realty Corporation	164,239,342	136,763,317
Non-controlling interest	2,890,934	3,063,567
Total Stockholders’ Equity	167,130,276	139,826,884

	$285,042,367	$261,788,718
          See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Income

Year Ended December 31,	2010	2009	2008

Revenues
Minimum rents	$32,786,621	$31,299,502	$30,116,821
Percentage rents	34,518	15,366	15,396
Operating cost reimbursement	2,604,007	2,646,634	2,782,484
Development fee income	589,541	409,643	-
Other income	97,583	30,462	3,850

Total Revenues	36,112,270	34,401,607	32,918,551

Operating Expenses
Real estate taxes	1,912,593	1,937,523	1,866,551
Property operating expenses	1,458,261	1,565,679	1,812,522
Land lease payments	476,531	387,300	294,948
General and administrative	5,003,384	4,559,005	4,361,419
Depreciation and amortization	5,687,413	5,358,961	5,063,540
Impairment charge	7,700,000	-	-

Total Operating Expenses	22,238,182	13,808,468	13,398,980

Income From Operations	13,874,088	20,593,139	19,519,571

Other (Expense)
Interest expense, net	(4,711,944)	(4,634,754)	(5,179,414)

Income Before Discontinued Operations	9,162,144	15,958,385	14,340,157

Gain on sale of assets from discontinued operations	4,737,968	-	-
Income from discontinued operations	1,727,722	2,035,651	1,941,881

Net Income	15,627,834	17,994,036	16,282,038

Less Net Income Attributable to Non-Controlling Interest	561,039	950,046	1,264,611

Net Income Attributable to Agree Realty Corporation	$15,066,795	$17,043,990	$15,017,427

Other Comprehensive Loss, Net of ($24,529 and $3,947) Attributable to Non-Controlling Interests	693,929	70,806	-

Total Comprehensive Income Attributable to Agree Realty Corporation	$14,372,866	$16,973,184	$15,017,427

Basic Earnings Per Share (Note 2)	$1.65	$2.15	$1.95

Dilutive Earnings Per Share (Note 2)	$1.64	$2.14	$1.95

Dividend Declared Per Common Share	$2.04	$2.02	$2.00
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Stockholders’ Equity

			Additional			Accumulated Other
	Common Stock		Paid-In	Non-Controlling		Comprehensive
	Shares	Amount	Capital	Interest	Deficit	Income (loss)

Balance, January 1, 2008	7,754,246	$775	$142,260,659	$5,896,180	$(10,647,624)	$-

Issuance of restricted stock under the Equity Incentive Plan	46,350	4	-	-	-	-
Forfeiture of restricted stock	(4,800)
Conversion of OP Units	68,134	7	501,025	(501,025)	-
Vesting of restricted stock	-	-	1,130,474	-	-	-
Dividends and distributions declared $2.00 per share	-	-	-	(1,313,025)	(15,627,334)	-
Net income	-	-	-	1,264,611	15,017,427	-

Balance, December 31, 2008	7,863,930	786	143,892,158	5,346,741	(11,257,531)	-

Issuance of restricted stock under the Equity Incentive Plan	74,350	8	-	-	-	-
Conversion of OP Units	257,794	26	2,398,186	(2,398,186)	-	-
Vesting of restricted stock	-	-	1,175,757	-	-	-
Other comprehensive (loss)	-	-	-	(3,947)	-	(70,806)
Dividends and distributions declared $2.02 per share	-	-	-	(831,087)	(16,419,257)	-
Net income	-	-	-	950,046	17,043,990	-

Balance, December 31, 2009	8,196,074	820	147,466,101	3,063,567	(10,632,798)	(70,806)

Issuance of common stock, net of issuance costs	1,495,000	150	31,072,596	-	-	-
Issuance of restricted stock under the Equity Incentive Plan	88,550	9	-	-	-	-
Forfeiture of restricted stock	(20,610)	(3)	-
Vesting of restricted stock	-	-	1,166,656	-	-	-
Other comprehensive (loss)	-	-	-	(24,529)	-	(693,929)
Dividends and distributions declared $2.04 per share	-	-	-	(709,143)	(19,136,249)	-
Net income	-	-	-	561,039	15,066,795	-

Balance, December 31, 2010	9,759,014	$976	$179,705,353	$2,890,934	$(14,702,252)	$(764,735)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Cash Flows

Year Ended December 31,	2010	2009	2008

Cash Flows From Operating Activities
Net income	$15,627,834	$17,994,036	$16,282,038
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,810,159	5,643,350	5,320,394
Amortization	409,920	354,212	237,297
Stock-based compensation	1,166,656	1,175,757	1,130,474
Impairment charge	8,140,000	-	-
Gain on sale of assets	(4,737,968)	-	-
(Increase) decrease in accounts receivable	656,707	(1,022,034)	(194,437)
(Increase) decrease in other assets	(114,467)	69,172	(112,144)
(Decrease) increase in accounts payable	(101,367)	267,275	(221,317)
Decrease in deferred revenue	(689,550)	(689,550)	(689,550)
Increase (decrease) in accrued interest	(39,858)	(239,784)	171,625
Increase (decrease) in tenant deposits	(16,883)	27,208	5,992

Net Cash Provided By Operating Activities	26,111,183	23,579,642	21,930,372

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $319,235 in 2010, $220,782 in 2009 and $557,645 in 2008)	(38,821,775)	(8,748,856)	(21,418,961)
Payment of lease acquisition costs	(8,202,727)	-	-
Net proceeds from sale of assets	14,204,502	-	-

Net Cash Used In Investing Activities	(32,820,000)	(8,748,856)	(21,418,961)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Cash Flows

Year Ended December 31,	2010	2009	2008

Cash Flows From Financing Activities
Proceeds from common stock offering	31,072,752	-	-
Mortgage proceeds	-	11,358,000	24,800,000
Line-of-credit net (payments) borrowings	(619,746)	(3,945,000)	(3,855,000)
Dividends and limited partners’ distributions paid	(19,053,813)	(17,129,368)	(16,918,952)
Payments of mortgages payable	(4,026,022)	(3,428,895)	(2,936,471)
Payments of payables for capital expenditures	(352,430)	(850,225)	(1,069,734)
Payments for financing costs	(39,149)	(697,004)	(287,666)
Payments of leasing costs	(368,167)	(118,296)	(119,550)

Net Cash Used In Financing Activities	6,613,423	(14,810,788)	(387,373)

Net Increase (Decrease) In Cash and Cash Equivalents	(95,394)	19,998	124,038

Cash and Cash Equivalents, beginning of year	688,675	668,677	544,639

Cash and Cash Equivalents, end of year	$593,281	$688,675	$668,677

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$4,487,923	$4,590,239	$4,835,277

Supplemental Disclosure of Non-Cash Transactions

Dividends and limited partners’ distributions Declared and unpaid	$5,145,740	$4,354,163	$4,233,232
Conversion of OP Units	$-	$2,398,186	$501,025
Shares issued under Stock Incentive Plan	$2,068,866	$1,159,316	$1,364,459
Real estate investments financed with accounts payable	$286,078	$352,430	$850,225
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Notes to Consolidated Financial Statements

1.	The Company
Agree Realty Corporation (the “Company”) is a self-administered, self-managed real estate investment trust (“REIT”), which develops, acquires, owns and operates retail properties, which are primarily leased to national and regional retail companies under net leases. At December 31, 2010, the Company's properties are comprised of 69 single tenant retail facilities and 12 community shopping centers located in 17 states. Included in the 81 total properties were two properties held for sale as of December 31, 2010.  During the year ended December 31, 2010, approximately 97% of the Company's annual base rental revenues was received from national and regional tenants under long-term leases, including approximately 31% from Walgreen Co. (“Walgreen”), 20% from Borders Group, Inc. (“Borders”), and 11% from Kmart Corporation, a wholly-owned subsidiary of Sears Holdings Corporation (“Kmart”).

2.	Summary of Significant	Principles of Consolidation
Accounting Policies
The consolidated financial statements of Agree Realty Corporation include the accounts of the Company, its majority-owned partnership, Agree Limited Partnership (the “Operating Partnership”), and its wholly-owned subsidiaries. The Company controlled, as the sole general partner, 96.56% and 95.93% of the Operating Partnership as of December 31, 2010 and 2009, respectively. All material intercompany accounts and transactions are eliminated.

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

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

The table below sets forth the Company’s fair value hierarchy for liabilities measured or disclosed at fair value as of December 31, 2010.

	Level 1	Level 2	Level 3
Liability:
Interest rate swap	$—	$793,211	$—
Fixed rate mortgage	$—	$—	$48,012,000
Variable rate mortgage	$—	$—	$22,255,000
Variable rate debt	$—	$28,380,254	$—

The carrying amounts of the Company’s short-term financial instruments, which consist of cash, cash equivalents, receivables, and accounts payable, approximate their fair values. The fair value of the interest rate swap was derived using estimates to settle the interest rate swap agreement, which is based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and discount rates reflecting the risks involved.  The fair value of fixed and variable rate mortgages was derived using the present value of future mortgage payments based on estimated current market interest rates of 6.31% and 7.59% at December 31, 2010 and 2009, respectively.  The fair value of variable rate debt is estimated to be equal to the face value of the debt because the interest rates are floating and is considered to approximate fair value.

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

Agree Realty Corporation

Notes to Consolidated Financial Statements

Depreciation and Amortization

Depreciation expense is computed using a straight-line method and estimated useful lives for buildings and improvements of 20 to 40 years and equipment and fixtures of 5 to 10 years.

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

During 2010, the Company recorded $8,202,727 as the fair value of above market leases and other intangible assets.

The aggregate fair value of other intangible assets consisting of in-place, at market leases, is estimated based on internally developed methods to determine the respective property values and are included in lease intangibles cost in the consolidated balance sheets. Factors considered by management in their analysis include an estimate of costs to execute similar leases and operating costs saved.

The fair value of intangible assets acquired is amortized to depreciation and amortization on the consolidated statements of income over the remaining term of the respective leases.  The weighted average amortization period for the lease intangible costs is 22.5 years.

Agree Realty Corporation

Notes to Consolidated Financial Statements

Investment in Real Estate – Impairment evaluation

Management periodically assesses its Real Estate Investments for possible impairment indicating that the carrying value of the asset, including accrued rental income, may not be recoverable through operations.  Events or circumstances that may occur include significant changes in real estate market conditions and the ability of the Company to re-lease or sell properties that are currently vacant or become vacant.  Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset.  If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds fair value.

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

Accounts Receivable – Tenants

Accounts receivable from tenants are unsecured and reflect primarily reimbursement of specified common area expenses. Amounts outstanding in excess of 30 days are considered past due.  The Company determines its allowance for uncollectible accounts based on historical trends, existing economic conditions, and known financial position of its tenants. Tenant accounts receivable are written-off by the Company in the year when receipt is determined to be remote.

Unamortized Deferred Expenses

Deferred expenses are stated net of total accumulated amortization. The nature and treatment of these capitalized costs are as follows: (1) financing costs, consisting of expenditures incurred to obtain long-term financing, are being amortized using the effective interest method over the term of the related loan, (2) leasing costs, which are amortized on a straight-line basis over the term of the related lease and (3) lease intangibles, which are amortized over the remaining term of the lease acquired.  The Company incurred expenses of $409,920, $354,212 and $237,297 for the years ended December 31, 2010, 2009 and 2008, respectively.

Other Assets

The Company records prepaid expenses, deposits, vehicles, furniture and fixtures, leasehold improvements, acquisition advances and miscellaneous receivables as other assets in the accompanying balance sheets.

Agree Realty Corporation

Notes to Consolidated Financial Statements

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

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”)and related regulations.  The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT.  For each of the years in the three-year period ended December 31, 2010, the Company believes it has qualified as a REIT.  Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

The Company and its taxable REIT subsidiaries (“TRS”) have made a timely TRS election pursuant to the provisions of the REIT Modernization Act.  A TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations.  As a result, certain activities of the Company which occur within its TRS entity are subject to federal and state income taxes (See Note 10).  All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to the Company’s TRS.

Agree Realty Corporation

Notes to Consolidated Financial Statements

Dividends

The Company declared dividends of $2.04, $2.02 and $2.00 per share during the years ended December 31, 2010, 2009, and 2008; the dividends have been reflected for federal income tax purposes as follows:

December 31,	2010	2009	2008
Ordinary income	$1.84	$2.02	$1.96
Return of capital	.20	-	.04

Total	$2.04	$2.02	$2.00

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

Year Ended December 31,	2010	2009	2008

Weighted average number of common shares outstanding	9,322,509	8,086,840	7,810,692
Unvested restricted stock	166,850	140,980	104,050
Weighted average number of common shares outstanding used in basic earnings per share	9,155,659	7,945,860	7,706,642

Weighted average number of common shares outstanding used in basic earnings per share	9,155,659	7,945,860	7,706,642

Effect of dilutive securities
Restricted stock	35,840	20,099	11,893
Weighted average number of common shares outstanding used in diluted earnings per share	9,191,500	7,965,959	7,718,535

Agree Realty Corporation

Notes to Consolidated Financial Statements

Stock Based Compensation

The Company estimates fair value of restricted stock and stock option grants at the date of grant and amortize those amounts into expense on a straight-line basis or amount vested, if greater, over the appropriate vesting period.  No stock options were issued or vested during 2010, 2009 or 2008.

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

Agree Realty Corporation

Notes to Consolidated Financial Statements

	2010	2009
Cost incurred on uncompleted Contracts	$-	$520,357
Estimated earnings	-	409,643

Earned revenue	-	930,000
Less billings to date	-	-

Total	$-	$930,000

Total unbilled receivable at December 31, 2009 was $930,000 and is included in accounts receivable – tenants on the consolidated balance sheet.

4.	Impairment – Real Estate
Management periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations.  Events or circumstances that may occur include significant changes in real estate market conditions and the ability of the Company to re-lease or sell properties that are vacant or become vacant.  Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset.  As a result of the Company’s review of Real Estate Investments, including identifiable intangible assets, the Company recognized the following real estate impairments for the year ended December 31:

	2010	2009	2008
Continuing operations	$7,700,000	$-	$-
Discontinued operations	440,000	-	-

Total	$8,140,000	$-	$-

Real Estate Investments measured as fair value due to impairment charges are considered fair value measurements on a non recurring basis.  The following table presents the assets and liabilities carried on the balance sheet within the fair value valuation hierarchy (as described above) as of December 31, 2010, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2010.

2010 (in thousands):	Fair Value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment Charge
Real Estate Investments	$16,137	$8,577	$1,386	$6,174	$8,140

Agree Realty Corporation

Notes to Consolidated Financial Statements

The loss of $8.14 million represents an impairment charge related to Real Estate Investments which was included in net income during the year ended December 31, 2010.  The fair value of certain Real Estate Investments was calculated differently based on available information.  Real Estate Investments considered to be measured based on Level 1 inputs were based on actual sales negotiations and bona fide purchase offers received from third parties.  Real Estate Investments considered to be measured based on Level 2 inputs were based on broker opinions of value or analysis of recent comparable sales transactions.  Real Estate Investments considered to be measured based on Level 3 inputs were based on an internal valuation model using discounted cash flow analyses and income capitalization using market lease rates and market cap rates.  These cash flow projections incorporate assumptions developed from the perspective of market participants valuing the Real Estate Investments.  During 2009 and 2008, the Company recorded no impairment charge related to Real Estate Investments.

5.	Total Comprehensive Income
The following is a reconciliation of net income to comprehensive income attributable to Agree Realty Corporation for the years ended December 31, 2010 and 2009.  For 2008 Net Income Attributable to Agree Realty Corporation and Total Comprehensive Income Attributable to Agree Realty Corporation were identical.

	2010	2009
Net income	$15,627,834	$17,994,036
Other comprehensive income (loss)	(718,458)	(74,753)
Total comprehensive income before non-controlling interests	14,909,376	17,919,283
Less: non-controlling interest	561,039	950,046
Total comprehensive income after non-controlling interest	14,348,337	16,969,237
Non-controlling interest of comprehensive income (loss)	(24,529)	(3,947)
Comprehensive income attributable to Agree Realty Corporation	$14,372,866	$16,973,184

Agree Realty Corporation

Notes to Consolidated Financial Statements

6.	Mortgages Payable	Mortgages payable consisted of the following:

December 31,	2010	2009

Note payable in monthly installments of $42,000 plus interest at 150 basis points over LIBOR (1.76% and 1.73% at December 31, 2010 and 2009 respectively). A final balloon payment in the amount of $22,318,478 is due on July 14, 2013 unless extended for a two year period at the option of the Company	$23,666,828	$24,153,965

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	12,433,134	13,385,336

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	10,924,291	11,325,671

Note payable in monthly installments of $128,205 including interest at 6.20% per annum, with a final monthly payment due November 2018; collateralized by related real estate and tenants’ leases	9,605,696	10,517,686

Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with the final monthly payment due February 2017; collateralized by related real estate and tenants’ leases	6,036,060	6,803,218

Note payable in monthly installments of $57,403 including interest at 6.50% per annum, with the final monthly payment due February 2023; collateralized by related real estate and tenant lease	5,781,587	6,083,869

Note payable in monthly installments of $25,631 including interest at 7.50% per annum, with the final monthly payment due May 2022; collateralized by related real estate and tenant lease	2,354,450	2,480,272

Note payable in monthly installments of $10,885 including interest at 6.85% per annum, with the final monthly payment due December 2017; collateralized by related real estate and tenant lease	724,734	802,785

Total	$71,526,780	$75,552,802

Agree Realty Corporation

Notes to Consolidated Financial Statements

In February 2011, the bankruptcy filing of one of our tenants caused a non-monetary default under three non-recourse mortgage loans amounting to approximately $8.9 million secured by a total of three properties with 366,000 square feet of gross leasable area representing $1.3 million of annualized base rents at December 31, 2010.

In addition, while the bankruptcy filing of the tenant is not a direct event of default under four non-recourse, cross-collateralized and cross-defaulted mortgage loans, we anticipate that these loans will go into default as a result of a tenant store closure.  These four non-recourse mortgage loans amounting to approximately $9.6 million are secured by four properties with 103,000 square feet of gross leasable area representing $2.1 million of annualized base rents as of December 31, 2010.

The Company is in the process of commencing negotiations with lenders regarding an appropriate course of action.  We can provide no assurance that our negotiations with the lenders will result in favorable outcomes to us.  Failure to restructure these mortgage obligations could result in default and foreclosure actions and loss of the mortgaged properties.

Future scheduled annual maturities of mortgages payable for years ending December 31, assuming no mortgage defaults, are as follows: 2011 - $4,295,502; 2012 - $4,583,021; 2013 - $26,910,481; 2014 - $4,600,685; 2015 - $4,912,733 and $26,224,358 thereafter.  The weighted average interest rate at December 31, 2010 and 2009 was 5.63% and 5.66%, respectively.

7.	Notes Payable
The Operating Partnership has in place a $55 million line-of-credit agreement (the “Credit Facility”), which is guaranteed by the Company up to the maximum amount and for the full term. The agreement expires in November 2011.   Advances under the Credit Facility bear interest within a range of one-month to 12-month LIBOR plus 100 basis points to 150 basis points or the bank's prime rate, at the option of the Company, based on certain factors such as the ratio of the Company’s indebtedness to the capital value of its properties.  In addition, the Company must maintain certain leverage and debt service coverage ratios, maintain its adjusted net worth at a minimum level, maintain its tax status as a REIT, and distribute no more than 95% of its adjusted funds from operations. The facility also requires that the Company pay a non-use fee of .125% of the unfunded balance if its outstanding balance is greater than $25 million or .20% of the unfunded balance if its outstanding balance is less than $25 million.  The Credit Facility is used to fund property acquisitions and development activities. At December 31, 2010 and 2009, $25,380,254 and $28,500,000, respectively, was outstanding under this facility with a weighted average interest rate of 1.26% and 1.23%, respectively.  The Credit Facility’s covenants were all complied with at December 31, 2010.

In addition, the Company maintains a $5,000,000 line-of-credit agreement that matures in November 2011.  Monthly interest payments are required, either at the bank's prime rate less 75 basis points, or 150 basis points in excess of the one-month to 12-month LIBOR rate, at the option of the Company.  At December 31, 2010 and 2009, $3,000,000 and $500,000, respectively, was outstanding under this agreement with a weighted average interest rate of 2.50% and 2.50%, respectively.

Agree Realty Corporation

Notes to Consolidated Financial Statements

8.	Dividends and Distribution Payable
On December 6, 2010 the Company declared a dividend of $.51 per share for the quarter ended December 31, 2010. The holders of OP Units were entitled to an equal distribution per OP Unit held as of December 31, 2010. The dividends and distributions payable are recorded as liabilities in the Company's consolidated balance sheet at December 31, 2010. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners' minority interest. These amounts were paid on January 4, 2011.

On December 7, 2009 the Company declared a dividend of $.51 per share for the quarter ended December 31, 2009. The holders of OP Units were entitled to an equal distribution per OP Unit held as of December 31, 2009. The dividends and distributions payable are recorded as liabilities in the Company's consolidated balance sheet at December 31, 2009. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of stockholder equity and the distribution has been reflected as a reduction of the limited partners’ minority interest.  These amounts were paid on January 5, 2010.

9.	Derivative Instruments and Hedging Activity
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

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated this derivative instrument as a cash flow hedge. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) for the year ended December 31, 2010 to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense.  For the year ended December 31, 2010, the Company has determined this derivative instrument to be an effective hedge.

The Company does not use derivative instruments for trading or other speculative purposes and it did not have any other derivative instruments or hedging activities as of December 31, 2010.

10.	Income Taxes
In June 2006, the Financial Accounting Standards Board (“FASB”) issued an interpretation which clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements.  The interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provided guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Agree Realty Corporation

Notes to Consolidated Financial Statements

The Company was subject to the provisions of FASB Accounting Standard Codification 740-10 (“FASB ASC 740-10”) as of January 1, 2007, and has analyzed its various federal and state filing positions.  The Company believes that its income tax filing positions and deductions are documented and supported.  Additionally the Company believes that its accruals for tax liabilities are adequate.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FASB ASC 740-10.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of FASB ASC 740-10.  The Company’s Federal income tax returns are open for examination by taxing authorities for all tax years after December 31, 2006.  The Company has elected to record any related interest and penalties, if any as income tax expense on the consolidated statements of income.

For income tax purposes, the Company has certain TRS entities that have been established and in which certain real estate activities are conducted.

As of December 31, 2010, the Company has estimated a current income tax liability of approximately $17,000 and a deferred income tax liability in the amount of $705,000.  This deferred income tax balance represents the federal and state tax effect of deferring income tax in 2007 on the sale of an asset under section 1031 of the Internal Revenue Code.  This transaction accrued within the TRS entities described above.

11.	Stock Incentive Plan
The Company established a stock incentive plan in 1994 (the “1994 Plan”) under which options were granted.   The options, had an exercise price equal to the initial public offering price ($19.50/share), could be exercised in increments of 25% on each anniversary of the date of the grant, and expire upon employment termination. All options granted under the 1994 Plan have been exercised.  In 2005, the Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), which replaced the 1994 Plan.  The 2005 Plan authorizes the issuance of a maximum of one million shares of common stock. No options were granted during 2010, 2009 or 2008.

12.	Stock Based Awards
As part of the Company's 2005 Equity Incentive Plan, restricted common stock is granted to certain employees. As of December 31, 2010, there was $2,855,235 of total unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.34 years.  The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock.  The forfeiture rate was based on historical results and trends and the Company does not consider discount rates to be material.

Agree Realty Corporation

Notes to Consolidated Financial Statements

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.  The Company granted 88,550, 74,350 and 46,350 shares of restricted stock in 2010, 2009 and 2008, respectively to employees and sub-contractors under the 2005 Equity Incentive Plan.  The restricted shares vest over a five-year period based on continued service to the Company.  Restricted share activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value
Non-vested restricted shares at January 1, 2008	96,450	$24.89
Restricted shares granted	46,350	$29.44
Restricted shares vested	(33,950)	$28.57
Restricted shares forfeited	(4,800)	$31.03
Non-vested restricted shares at December 31, 2008	104,050	$30.57
Restricted shares granted	74,350	$15.59
Restricted shares vested	(37,420)	$30.46
Restricted shares forfeited	-	$-
Non-vested restricted shares at December 31, 2009	140,980	$22.70
Restricted shares granted	88,550	$23.36
Restricted shares vested	(42,070)	$25.72
Restricted shares forfeited	(20,610)	$25.06
Non-vested restricted shares at December 31, 2010	166,850	$22.00

13.	Profit-Sharing Plan
The Company has a discretionary profit-sharing plan whereby it contributes to the plan such amounts as the Board of Directors of the Company determines. The participants in the plan cannot make any contributions to the plan. Contributions to the plan are allocated to the employees based on their percentage of compensation to the total compensation of all employees for the plan year. Participants in the plan become fully vested after six years of service. No contributions were made to the plan in 2010, 2009 or 2008.

14.	Rental Income
The Company leases premises in its properties to tenants pursuant to lease agreements, which provide for terms ranging generally from five to 25 years. The majority of leases provide for additional rents based on tenants' sales volume.  The weighted average remaining lease term is 11.5 years.

As of December 31, 2010, the future minimum rentals for the next five years from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows (in thousands):

Agree Realty Corporation

Notes to Consolidated Financial Statements

2011	$36,078
2012	35,054
2013	33,029
2014	32,086
2015	30,566
Thereafter	263,137
Total	$429,950

Of these future minimum rentals, approximately 46.5% of the total is attributable to Walgreen, approximately 15.5% of the total is attributable to Borders and approximately 5.5% is attributable to Kmart.  Walgreen operates in the national drugstore chain industry, Borders is an operator of book superstores in the United States and Kmart’s principal business is general merchandise retailing through a chain of discount department stores. Borders Group, Inc. filed for bankruptcy protection under Chapter 11 of the US Bankruptcy Code in February 2011 and announced the closing of over 200 of its stores including five stores leased to Borders by the Company.  The additional loss of any of these anchor tenants or the inability of any of them to pay rent could have an adverse effect on the Company’s business.

The Company’s properties are located primarily in the Midwestern United States and in particular Michigan. Of the Company’s 81 properties, 43 are located in Michigan.

15.	Land Lease Obligations
The Company has entered into certain land lease agreements for four of its properties. Rent expense was $476,531, $387,300 and $294,948 for the years ending December 31, 2010, 2009 and 2008, respectively.  As of December 31, 2010, future annual lease commitments under these agreements are as follows:

For the Year ending December 31,
2011	$712,300
2012	712,300
2013	712,300
2014	712,300
2015	712,300
Thereafter	15,222,521

Total	$18,784,021

The Company leases its executive offices from a limited liability company controlled by its Chief Executive Officer’s children.  Under the terms of the lease, which expires on December 31, 2014, the Company is required to pay an annual rental of $90,000 and is responsible for the payment of real estate taxes, insurance and maintenance expenses relating to the building.

Agree Realty Corporation

Notes to Consolidated Financial Statements

16.	Discontinued Operations
During 2010, the Company sold two single tenant properties and entered into a lease termination agreement for one property for a total of $14.2 million and recognized an aggregate net gain of $4.7 million on the three transactions.  The properties were located in Santa Barbara, California, Marion Oaks, Florida and Aventura, Florida.  Two of the properties were leased to Borders and one was leased to Walgreen.  In addition, the Company has classified two single tenant properties that are leased to Borders and located in Tulsa, Oklahoma as held for sale as of December 31, 2010.  The Company completed the sale of the two single tenant properties on January 24, 2011.  The results of operations for these five properties are presented as discontinued operations in the Company’s Consolidated Statements of Income.  Revenues for the properties were $2,855,669, $2,858,639 and $2,734,978 for the years ended December 31, 2010, 2009 and 2008 respectively.  Expenses for the properties including a $440,000 impairment charge on the properties held for sale were $1,127,947, $822,988 and $793,097 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company elected to not allocate consolidated interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations.

17.	Interim Results (Unaudited)
The following summary represents the unaudited results of operations of the Company, expressed in thousands except per share amounts, for the periods from January 1, 2009 through December 31, 2010. Certain amounts have been reclassified to conform to the current presentation of discontinued operations:

Three Months Ended
2010	March 31,	June 30,	September 30,	December 31,
Revenues	$8,977	$8,759	$8,810	$9,566

Net Income (Loss)	$9,969	$4,431	$4,541	$(3,313)

Earnings (Loss) Per Share – Diluted	$1.18	$.46	$.46	$(.46)

Three Months Ended
2009	March 31,	June 30,	September 30,	December 31,
Revenues	$8,534	$8,406	$8,484	$8,978

Net Income	$4,317	$4,508	$4,607	$4,562

Earnings Per Share – Diluted	$.52	$.54	$.55	$.53

Agree Realty Corporation

Notes to Consolidated Financial Statements

18.	Deferred Revenue
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

19.	Subsequent Events
In January 2011, the Company granted 98,300 shares of restricted stock to employees and associates under the 2005 Equity Incentive Plan.  The restricted shares vest over a five year period based on continued service to the Company.

The Company evaluates events occurring after the date of the financial statements for events requiring recording or disclosure in the financial statements.

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2010

Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H
										Life on Which
				Costs	Gross Amount at Which Carried					Depreciation in
		Initial Cost		Capitalized	At Close of Period					Latest Income
			Buildings and	Subsequent to		Buildings and		Accumulated	Date of	Statement
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction	is Computed

Completed Retail Facilities
Sam’s Club, MI	$-	$550,000	$562,404	$1,087,596	$550,000	$1,650,000	$2,200,000	$1,453,023	1977	40 Years
Capital Plaza, KY	-	7,379	2,240,607	3,434,142	7,379	5,674,749	5,682,128	2,318,757	1978	40 Years
Charlevoix Common, MI	-	305,000	5,152,992	111,568	305,000	5,264,560	5,569,560	2,635,808	1991	40 Years
Chippewa Commons, WI	3,017,460	1,197,150	6,367,560	446,018	1,197,150	6,813,578	8,010,728	3,396,021	1990	40 Years
Grayling Plaza, MI	-	200,000	1,778,657	-	200,000	1,778,657	1,978,657	1,190,575	1984	40 Years
Ironwood Commons, MI	-	167,500	8,181,306	337,545	167,500	8,518,851	8,686,351	4,113,795	1991	40 Years
Marshall Plaza Two, MI	-	-	4,662,230	115,294	-	4,777,524	4,777,524	2,341,816	1990	40 Years
North Lakeland Plaza, FL	3,762,256	1,641,879	6,364,379	1,981,746	1,641,879	8,346,125	9,988,004	4,256,627	1987	40 Years
Oscoda Plaza, MI	-	183,295	1,872,854	-	183,295	1,872,854	2,056,149	1,250,164	1984	40 Years
Petoskey Town Center, MI	3,799,794	875,000	8,895,289	317,371	875,000	9,212,660	10,087,660	4,509,610	1990	40 Years
Plymouth Commons, WI	-	535,460	5,667,504	282,915	535,460	5,950,419	6,485,879	2,972,134	1990	40 Years
Rapids Associates, MI	-	705,000	6,854,790	2,098,264	705,000	8,953,054	9,658,054	3,637,966	1990	40 Years
Shawano Plaza, WI	3,607,702	190,000	9,133,934	253,763	190,000	9,387,697	9,577,697	4,755,999	1990	40 Years
West Frankfort Plaza, IL	-	8,002	784,077	150,869	8,002	934,946	942,948	604,309	1982	40 Years
Omaha, NE	1,416,829	1,705,619	2,053,615	2,152	1,705,619	2,055,767	3,761,386	777,328	1995	40 Years
Wichita, KS	691,017	1,039,195	1,690,644	(895,334)	473,253	1,361,252	1,834,505	648,528	1995	40 Years
Monroeville, PA	1,959,432	6,332,158	2,249,724	(3,380,000)	3,583,890	1,617,992	5,201,882	794,180	1996	40 Years
Norman, OK	-	879,562	1,626,501	-	879,562	1,626,501	2,506,063	579,253	1996	40 Years
Columbus, OH	-	826,000	2,336,791	-	826,000	2,336,791	3,162,791	871,427	1996	40 Years
Boynton Beach, FL – DSG	-	1,534,942	2,043,122	3,704,861	1,534,942	5,747,983	7,282,925	738,360	1996	40 Years
Lawrence, KS	2,354,450	981,331	3,000,000	(1,510,873)	419,791	2,050,667	2,470,458	1,079,976	1997	40 Years
Waterford, MI	1,453,483	971,009	1,562,869	135,390	971,009	1,698,259	2,669,268	550,898	1997	40 Years
Chesterfield Township, MI	1,595,934	1,350,590	1,757,830	(46,164)	1,350,590	1,711,666	3,062,256	535,477	1998	40 Years
Grand Blanc, MI	1,524,709	1,104,285	1,998,919	43,929	1,104,285	2,042,848	3,147,133	605,709	1998	40 Years
Pontiac, MI	1,461,934	1,144,190	1,808,955	(113,506)	1,144,190	1,695,449	2,839,639	520,938	1998	40 Years
Mt. Pleasant Shopping Center, MI	-	907,600	8,081,968	815,388	907,600	8,897,356	9,804,956	3,507,189	1973	40 Years
Tulsa, OK	-	1,100,000	2,394,512	(140,000)	1,100,000	2,254,512	3,354,512	759,801	1998	40 Years
Columbia, MD	2,254,457	1,545,509	2,093,700	286,589	1,545,509	2,380,289	3,925,798	684,076	1999	40 Years
Rochester, MI	2,491,600	2,438,740	2,188,050	1,949	2,438,740	2,189,999	4,628,739	629,601	1999	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2010

Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H
										Life on Which
				Costs	Gross Amount at Which Carried					Depreciation in
		Initial Cost		Capitalized	at Close of Period					Latest Income
			Buildings and	Subsequent to		Buildings and		Accumulated	Date of	Statement
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction	is Computed

Ypsilanti, MI	2,250,397	2,050,000	2,222,097	29,624	2,050,000	2,251,721	4,301,721	619,267	1999	40 Years
Germantown, MD	2,119,977	1,400,000	2,288,890	45,000	1,400,000	2,333,890	3,733,890	650,850	2000	40 Years
Petoskey, MI	1,565,332	-	2,332,473	(1,721)	-	2,330,752	2,330,752	622,334	2000	40 Years
Flint, MI	2,361,052	2,026,625	1,879,700	(1,201)	2,026,625	1,878,499	3,905,124	469,630	2000	40 Years
Flint, MI	2,031,574	1,477,680	2,241,293	-	1,477,680	2,241,293	3,718,973	553,316	2001	40 Years
New Baltimore, MI	1,733,179	1,250,000	2,285,781	(16,502)	1,250,000	2,269,279	3,519,279	532,037	2001	40 Years
Flint, MI	3,587,569	1,729,851	1,798,091	660	1,729,851	1,798,751	3,528,602	391,566	2002	40 Years
Oklahoma City, OK	2,728,018	1,914,859	2,057,034	(1,540,000)	1,082,487	1,349,406	2,431,893	429,143	2002	40 Years
Omaha, NE – Store #166	2,503,244	1,530,000	2,237,702	-	1,530,000	2,237,702	3,767,702	466,813	2002	40 Years
Indianapolis, IN	724,734	180,000	1,117,617	-	180,000	1,117,617	1,297,617	233,206	2002	40 Years
Big Rapids, MI	-	1,201,675	2,014,107	(2,000)	1,201,675	2,012,107	3,213,782	389,886	2003	40 Years
Flint, MI	-	-	471,272	(201,809)	-	269,463	269,463	71,856	2003	20 Years
Ann Arbor, MI – Headquarters	5,781,587	1,727,590	6,009,488	-	1,727,590	6,009,488	7,737,078	1,226,476	2003	40 Years
Tulsa, OK	-	2,000,000	2,740,507	(300,000)	2,000,000	2,440,507	4,440,507	512,397	2003	40 Years
Canton Twp., MI	1,395,634	1,550,000	2,132,096	23,020	1,550,000	2,155,116	3,705,116	381,586	2003	40 Years
Flint, MI	4,157,925	1,537,400	1,961,674	-	1,537,400	1,961,674	3,499,074	335,203	2004	40 Years
Webster, NY	1,521,318	1,600,000	2,438,781	-	1,600,000	2,438,781	4,038,781	414,088	2004	40 Years
Albion, NY	1,859,982	1,900,000	3,037,864	-	1,900,000	3,037,864	4,937,864	465,175	2004	40 Years
Flint, MI	3,178,797	1,029,000	2,165,463	(6,666)	1,029,000	2,158,797	3,187,797	330,525	2004	40 Years
Lansing, MI	-	785,000	348,501	3,045	785,000	351,546	1,136,546	57,090	2004	40 Years
Boynton Beach, FL – Borders	1,522,219	1,569,000	2,363,524	108,651	1,569,000	2,472,175	4,041,175	391,423	2004	40 Years
Ann Arbor, MI – Store #1	3,826,611	1,700,000	8,308,854	150,000	1,700,000	8,458,854	10,158,854	1,533,475	2004	40 Years
Midland, MI	-	2,350,000	2,313,413	2,070	2,350,000	2,315,483	4,665,483	315,891	2005	40 Years
Grand Rapids, MI	3,092,929	1,450,000	2,646,591	-	1,450,000	2,646,591	4,096,591	352,880	2005	40 Years
Delta Twp., MI	3,486,583	2,075,000	2,535,971	7,015	2,075,000	2,542,986	4,617,986	328,525	2005	40 Years
Roseville., MI	3,094,032	1,771,000	2,327,052	-	1,771,000	2,327,052	4,098,052	298,152	2005	40 Years
Mt Pleasant., MI	-	1,075,000	1,432,390	4,787	1,075,000	1,437,177	2,512,177	182,629	2005	40 Years
N Cape May, NJ.,	-	1,075,000	1,430,092	495	1,075,000	1,430,587	2,505,587	181,800	2005	40 Years
Summit Twp, MI	1,762,789	998,460	1,336,357	-	998,460	1,336,357	2,334,817	143,357	2006	40 Years
Livonia, MI	4,121,763	1,200,000	3,441,694	817,589	1,200,000	4,259,283	5,459,283	352,134	2007	40 Years
Barnesville, GA	-	932,500	2,091,514	5,490	932,500	2,097,004	3,029,504	168,168	2007	40 Years
East Lansing, MI	-	1,450,000	1,002,192	170,493	1,450,000	1,172,685	2,622,685	92,297	2007	40 Years
Plainfield, IN	-	4,549,758	-	62,884	4,549,758	62,884	4,612,642	-	2007	-
Macomb Township, MI	4,610,420	2,621,500	3,484,212	799	2,621,500	3,485,011	6,106,511	246,838	2008	40 Years
Ypsilanti, MI	-	1,850,000	3,034,335	1,224	1,850,000	3,035,559	4,885,559	196,029	2008	40 Years
Shelby Township, MI	3,498,312	2,055,174	2,533,876	44,471	2,055,174	2,578,347	4,633,521	154,968	2008	40 Years
Silver Spring Shores, FL	-	1,975,000	2,504,112	(5,400)	1,975,000	2,498,712	4,473,712	125,071	2009	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2010

Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H
										Life on Which
				Costs	Gross Amount at Which Carried					Depreciation in
		Initial Cost		Capitalized	at Close of Period					Latest Income
			Buildings and	Subsequent to		Buildings and		Accumulated	Date of	Statement
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction	is Computed

Brighton, MI	-	1,365,000	2,802,036	6,370	1,365,000	2,808,406	4,173,406	128,586	2009	40 Years
Port St John, FL	-	2,320,860	2,402,641	880	2,320,860	2,403,521	4,724,381	100,132	2009	40 Years
Lowell, MI	-	890,000	1,930,182	10,191	890,000	1,940,373	2,830,373	60,573	2009	40 Years
Southfield, MI	-	1,200,000	125,616	2,064	1,200,000	127,680	1,327,680	3,849	2009	40 Years
Atchison, KS	-	943,750	3,021,672	-	943,750	3,021,672	3,965,422	37,771	2009	40 Years
Johnstown, OH	-	485,000	2,799,502	-	485,000	2,799,502	3,284,502	34,994	2009	40 Years
Lake in the Hills, IL	-	2,135,000	3,328,560	-	2,135,000	3,328,560	5,463,560	41,607	2009	40 Years
Concord, NC	-	7,676,305	-	-	7,676,305	-	7,676,305	-	2010	-
Antioch, IL	-	1,087,884	-	-	1,087,884	-	1,087,884	-	2010	-
St Augustine Shores, IL	-	1,700,000	1,973,929	-	1,700,000	1,973,929	3,673,929	6,016	2010	40 Years
Atlantic Beach, FL	-	1,650,000	1,904,357	-	1,650,000	1,904,357	3,554,357	7,842	2010	40 Years
Mansfield, CT	-	700,000	1,902,191	-	700,000	1,902,191	2,602,191	5,944	2010	40 Years
Spring Grove, IL	-	1,191,199	-	-	1,191,199	-	1,191,199	-	2010	-
Ann Arbor, MI	-	-	3,061,507	-	-	3,061,507	3,061,507	19,134	2010	40 Years
Tallahassee, FL	-	-	1,482,462	-	-	1,482,462	1,482,462	1,539	2010	40 Years
Sub Total	99,907,034	111,358,465	218,707,048	8,942,995	106,650,343	232,358,165	339,008,508	67,383,413

Retail Facilities Under Development

Other	-	80,000	404,324	-	80,000	404,324	484,324	-	N/A	N/A

	-	80,000	404,324	-	80,000	404,324	484,324	-
Total	$99,907,034	$111,438,465	$219,111,372	$8,942,995	$106,730,343	$232,762,489	$339,492,832	$67,383,413

Agree Realty Corporation
Notes to Schedule III
December 31, 2010

1)	Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2008 to December 31, 2010:

	2010	2009	2008

Balance at January 1	$320,444,168	$311,342,882	$289,073,696
Construction and acquisition costs	39,107,853	9,101,286	22,269,186
Impairment charge	(8,140,000)	-	-
Disposition of real estate	(11,919,189)	-	-

Balance at December 31	$339,492,832	$320,444,168	$311,342,882

2)	Reconciliation of Accumulated Depreciation

The following table reconciles the accumulated depreciation from January 1, 2008 to December 31, 2010:

	2010	2009	2008

Balance at January 1	$64,076,469	$58,502,384	$53,250,564
Current year depreciation expense	5,759,599	5,574,085	5,251,820
Disposition of real estate	(2,452,655)	-	-

Balance at December 31	$67,383,413	$64,076,469	$58,502,384

3)	Tax Basis of Buildings and Improvements

The aggregate cost of Building and Improvements for federal income tax purposes is approximately $22,346,000 less than the cost basis used for financial statement purpose.