Form 10-Q
period 2011-03-31
AGREE REALTY CORP
filed 2011-05-10
CIK 917251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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
Yes ☐ No ☒

As of May 5, 2011, the Registrant had 9,857,314 shares of common stock, $0.0001 par value, outstanding.

Agree Realty Corporation

Form 10-Q

Index

		Page
Part I:	Financial Information

Item 1.	Interim Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	1-2

	Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2011 and 2010	3

	Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2011	4

	Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2011 and 2010	5-6

	Notes to Consolidated Financial Statements (Unaudited)	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20-21

Item 4.	Controls and Procedures	21

Part II:	Other Information

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	{Removed and Reserved}	21

Item 5	Other Information	22

Item 6.	Exhibits	23

Signatures		24

Part I – Financial Information
Item 1 – Interim Consolidated Financial Statements

Agree Realty Corporation

Consolidated Balance Sheets

	March 31, 2011 (Unaudited)	December 31, 2010
Assets

Real Estate Investments
Land	$104,631,938	$103,693,227
Buildings	229,465,248	227,645,287
Less accumulated depreciation	(67,599,513)	(66,111,215)
	266,497,673	265,227,299
Property under development	248,366	359,299
Property held for sale, net	-	6,522,821

Net Real Estate Investments	266,746,039	272,109,419

Cash and Cash Equivalents	799,239	593,281

Accounts Receivable - Tenants, net of allowance of $35,000 at March 31, 2011 and December 31, 2010	1,905,672	1,330,129

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $5,455,802 and $5,392,802 at March 31, 2011 and December 31, 2010, respectively	1,070,194	1,133,194
Leasing costs, net of accumulated amortization of $959,700 and $934,399 at March 31, 2011 and December 31, 2010, respectively	788,244	812,295
Lease intangibles costs, net of accumulated amortization of $154,231 and $50,479 at March 31, 2011 and December 31, 2010, respectively	8,561,163	8,152,248
Other Assets	807,788	911,801
	$280,678,339	$285,042,367

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Balance Sheet

	March 31, 2011 (Unaudited)	December 31, 2010
Liabilities and Stockholders’ Equity

Mortgages Payable	$69,774,824	$71,526,780

Notes Payable	26,130,254	28,380,254

Dividends and Distributions Payable	4,065,134	5,145,740

Deferred Revenue	9,173,367	9,345,754

Accrued Interest Payable	250,401	221,154

Accounts Payable
Capital expenditures	239,260	286,078
Operating	1,358,758	1,427,718

Interest Rate Swap	671,410	793,211

Deferred Income Taxes	705,000	705,000

Tenant Deposits	80,402	80,402

Total Liabilities	112,448,810	117,912,091

Stockholders’ Equity
Common stock, $0.0001 par value; 13,350,000 shares authorized, 9,857,314 and 9,759,014 shares issued and outstanding, respectively	985	976
Excess stock, $0.0001 par value, 6,500,000 shares authorized, 0 shares issued and outstanding	—	—
Series A junior participating preferred stock, $0.0001 par value, 150,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	180,064,710	179,705,353
Deficit	(14,105,362)	(14,702,252)
Accumulated other comprehensive income (loss)	(647,087)	(764,735)
Total stockholders’ equity—Agree Realty Corporation	165,313,246	164,239,342
Non-controlling interest	2,916,283	2,890,934

Total Stockholders’ Equity	168,229,529	167,130,276

	$280,678,339	$285,042,367

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenues
Minimum rents	$9,056,361	$7,891,743
Percentage rents	16,057	465
Operating cost reimbursements	739,313	669,815
Development fee income	411,419	397,009
Other income	22,490	17,771
Total Revenues	10,245,640	8,976,803
Operating Expenses
Real estate taxes	614,379	489,362
Property operating expenses	421,208	395,680
Land lease payments	227,161	96,825
General and administrative	1,441,946	1,251,729
Depreciation and amortization	1,627,814	1,343,536
Total Operating Expenses	4,332,508	3,577,132
Income From Operations	5,913,132	5,399,671
Other Expense
Interest expense, net	(1,304,889)	(1,269,757)
Income Before Discontinued Operations	4,608,243	4,129,914
Gain (loss) on sale of asset from discontinued operations	-	5,331,685
Income from discontinued operations	91,816	506,881
Net Income	4,700,059	9,968,480
Less Net Income Attributable to Non-Controlling Interest	(160,243)	(402,392)

Net Income Attributable to Agree Realty Corporation	$4,539,816	$9,566,088

Earnings Per Share – Basic	$0.47	$1.18

Earnings Per Share – Dilutive	$0.47	$1.18

Dividend Declared Per Share	$0.40	$0.51

Weighted Average Number of Common Shares Outstanding – Basic	9,619,228	8,096,615

Weighted Average Number of Common Shares Outstanding – Dilutive	9,648,462	8,130,290

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In	Non-Controlling		Accumulated Other Comprehensive
	Shares	Amount	Capital	Interest	Deficit	Income (loss)
Balance, January 1, 2011	9,759,014	$976	$179,705,353	$2,890,934	$(14,702,252)	$(764,735)

Issuance of shares under the Equity Incentive Plan	98,300	9	—	—	—	—

Forfeiture of shares			—	—	—	—

Vesting of restricted stock	—	—	359,357	—	—	—

Dividends and distributions declared for the period January 1, 2011 to March 31, 2011	—	—	—	(139,047)	(3,942,926)	—
Other comprehensive (loss)	—	—	—	4,153	—	117,648
Net income for the period January 1, 2011 to March 31, 2011	—	—	—	160,243	4,539,816	—
Balance, March 31, 2011	9,857,314	$985	$180,064,710	$2,916,283	$(14,105,362)	$(647,087)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash Flows From Operating Activities
Net income	$4,700,059	$9,968,480
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,498,761	1,412,700
Amortization	192,053	85,612
Stock-based compensation	359,357	276,000
Gain on sale of asset	-	(5,331,685)
(Increase) decrease in accounts receivable	(575,543)	(663,703)
(Increase) decrease in other assets	97,815	(56,478)
Decrease in accounts payable	(77,156)	(439,790)
Decrease in deferred revenue	(172,387)	(172,387)
Increase (decrease) in accrued interest	29,247	(906)
Increase (decrease) in tenant deposits	-	(5,465)
Net Cash Provided By Operating Activities	6,052,206	5,072,378
Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $-0- in 2011 and $49,255 in 2010)	(2,925,411)	(235,377)
Proceeds from sale of asset	6,522,821	(7,613)
Net Cash Provided by or (Used) In Investing Activities	3,597,410	(242,990)
Cash Flows From Financing Activities
Payments of mortgages payable	(1,751,956)	(981,859)
Dividends and limited partners’ distributions paid	(5,154,374)	(4,363,977)
Line-of-credit net borrowings (repayments)	(2,250,000)	797,500
Repayments of capital expenditure payables	(286,078)	(352,430)
Payments of financing costs	-	(649)
Payments of leasing costs	(1,250)	(51,350)
Net Cash Used In Financing Activities	(9,443,658)	(4,952,765)
Net Decrease In Cash and Cash Equivalents	205,958	(123,377)
Cash and Cash Equivalents, beginning of period	593,281	688,675
Cash and Cash Equivalents, end of period	$799,239	$565,298

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$1,205,946	$1,310,234

Supplemental Disclosure of Non-Cash Transactions
Dividends and limited partners’ distributions declared and unpaid	$4,065,134	$4,250,979
Real estate investments financed with accounts payable	$239,260	$617,631

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Notes to Consolidated Financial Statements

1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Agree Realty Corporation (the “Company”) for the three months ended March 31, 2011 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other interim period. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company has evaluated subsequent events since March 31, 2011 for events requiring recording or disclosure in this quarterly report on Form 10-Q.

2. Stock-Based Compensation
The Company estimates the fair value of restricted stock and stock option grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of March 31, 2011, there was $4,665,000 unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.85 years.  The Company used a 0% discount factor and forfeiture rate for determining the fair value of restricted stock.  The forfeiture rate was based on historical results and trends.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

	Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested restricted shares at January 1, 2011	166,850	$22.00
Restricted shares granted	98,300	22.06
Restricted shares vested	(34,710)	21.64
Restricted shares forfeited	-	-
Unvested restricted shares at March 31, 2011	230,440	$22.08

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended March 31,
	2011	2010
Weighted average number of common shares outstanding	9,849,668	8,264,495
Unvested restricted stock	(230,440)	(167,880)
Weighted average number of common shares outstanding used in basic earnings per share	9,619,228	8,096,615

Weighted average number of common shares outstanding used in basic earnings per share	9,619,228	8,096,615
Effect of dilutive securities:
Restricted stock	29,234	33,675
Common stock options	—	—
Weighted average number of common shares outstanding used in diluted earnings per share	9,648,462	8,130,290

4. Recent Accounting Pronouncements	As of March 31, 2011, the impact of recent accounting pronouncements on our business is not considered to be material

5. Derivative Instruments and Hedging Activity	On January 2, 2009, the Company entered into an interest rate swap agreement for a notional amount of $24,501,280, effective on January 2, 2009 and ending on July 1, 2013. The notional amount decreases over the term to match the outstanding balance of the hedged borrowing. The Company entered into this derivative instrument to hedge against the risk of changes in future cash flows related to changes in interest rates on $24,501,280 of the total variable-rate borrowings outstanding. Under the terms of the interest rate swap agreement, the Company will receive from the counterparty interest on the notional amount based on 1.5% plus one-month LIBOR and will pay to the counterparty a fixed rate of 3.744%. This swap effectively converted $24,501,280 of variable-rate borrowings to fixed-rate borrowings beginning on January 2, 2009 and through July 1, 2013.

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated this derivative instrument as a cash flow hedge. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) (“OCI”) for the three months ended March 31, 2011 to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense.  For the three months ended March 31, 2011, the Company has determined this derivative instrument to be an effective hedge.

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of March 31, 2011.

Agree Realty Corporation

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

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

The table below sets forth the Company’s fair value hierarchy for liabilities measured or disclosed at fair value as of March 31, 2011.

	Level 1	Level 2	Level 3
Liability:
Interest rate swap	$—	$671,410	$—
Fixed rate mortgage	$—	$—	$46,209,000
Variable rate mortgage	$—	$—	$22,185,000
Variable rate debt	$—	$26,130,254	$—

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

7. Total Comprehensive Income (Loss)	The following is a reconciliation of net income to comprehensive income attributable to Agree Realty Corporation for the three months ended March 31, 2011 and 2010.

	Three months ended March 31, 2011	Three months ended March 31, 2010
Net income	$4,700,059	$9,968,480
Other comprehensive income (loss)	121,801	(370,547)
Total comprehensive income before non-controlling interest	4,821,860	9,597,933
Less: non-controlling interest	160,243	402,392
Total comprehensive income after non-controlling interest	4,661,617	9,195,541
Non-controlling interest of comprehensive income (loss)	4,153	11,023
Comprehensive income attributable to Agree Realty Corporation	$4,657,464	$9,206,564

Agree Realty Corporation

8. Costs and Estimated Earnings on Uncompleted Contracts
For contracts where the Company does not retain ownership of real property developed and received fee income for managing the development project, the Company uses the percentage of completion accounting method.  Under this approach, income is recognized based on the status of the uncompleted contracts and the current estimates of costs to complete.  The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract.  Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined.  Changes in job performance, job conditions, and estimated profitability including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income.  Such revisions are recognized in the period in which they are determined.  Claims for additional compensation due to the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

	2011	2010
Cost incurred on uncompleted Contracts	$585,000	$1,023,348
Estimated earnings	411,000	806,652
Earned revenue	996,000	1,830,000
Less billings to date	-	-
Total	$996,000	$1,830,000

Total unbilled receivable at March 31, 2011 and 2010 was $996,000 and $1,830,000 and is included in accounts receivable – tenants on the consolidated balance sheet.

9. Notes Payable
Agree Limited Partnership (the “Operating Partnership”) has in place a $55 million Credit Facility with Bank of America, as the agent, which is guaranteed by the Company (the “Credit Facility”).  The Credit Facility was extended in January 2009 and now matures in November 2011.  Advances under the Credit Facility bear interest within a range of one-month to 12-month LIBOR plus 100 basis points to 150 basis points or the lender’s prime rate, at the Company’s option, based on certain factors such as the ratio of the Company’s indebtedness to the capital value of the Company’s properties.  The Credit Facility generally is used to fund property acquisitions and development activities.  As of March 31, 2011, $25,380,254 was outstanding under the Credit Facility bearing a weighted average interest rate of 1.34%.

The Company also has in place a $5 million Line of Credit (the “Line of Credit”) that was extended in October 2009 and now matures in November 2011.  The Line of Credit bears interest at the lender’s prime rate less 75 basis points or 150 basis points in excess of the one-month to 12-month LIBOR rate, at the Company’s option.  The purpose of the Line of Credit is generally to provide working capital and fund land options and start-up costs associated with new projects.  As of March 31, 2011, $750,000 was outstanding under the Line of Credit bearing a weighted average interest rate of 2.50%.

Agree Realty Corporation

10. Mortgages Payable	Mortgages payable consisted of the following:

	March 31, 2011	December 31, 2010

Note payable in monthly installments of $39,591 plus interest at 150 basis points over LIBOR (1.76% at March 31, 2011 and December 31, 2010). A final balloon payment in the amount of $22,318,478 is due on July 14, 2013 unless extended for a two year period at the option of the Company	$23,540,828	$23,666,828

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	12,184,670	12,433,134

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with the final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	10,819,962	10,924,291

Note payable in monthly installments of $128,205 including interest at 6.20% per annum, with a final monthly payment due November 2018; collateralized by related real estate and tenants’ leases	9,368,749	9,605,696

Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with the final monthly payment due February 2017; collateralized by related real estate and tenants’ leases	5,836,214	6,036,060

Note payable in monthly installments of $57,423 including interest at 6.50% per annum, with the final monthly payment due February 2023; collateralized by related real estate and tenant lease	5,702,904	5,781,587

Note payable in monthly installments of $25,631 including interest at 7.50% per annum, with the final monthly payment due May 2022; collateralized by related real estate and tenant lease	2,321,497	2,354,450

Note payable in monthly installments of $10,885 including interest at 6.85% per annum, paid March 31, 2011	-	724,734

Total	$69,774,824	$71,526,780

The Company paid off a note payable in the amount of $704,374 on March 31, 2011.

Two of the Company’s mortgage loans amounting to $8.0 million secured by two properties with 350,000 square feet of gross leasable area representing $1.2 million of annualized base rents are in default due to the bankruptcy filing of one of the Company’s tenants in February 2011.

In addition, while the Chapter 11 bankruptcy filing of the tenant is not a direct event of default under four non-recourse, cross-collateralized and cross-defaulted mortgage loans, as a result of the Oklahoma City, Oklahoma store closure and lease rejection, the Company did not pay $36,410 in monthly debt service for the loan associated with that location, which was due on May 2, 2011.  The Company anticipates that the lender may, after applicable cure period, declare all four cross-collateralized and cross-defaulted mortgage loans in default and possibly accelerate the Company’s obligation thereunder.  These four non-recourse mortgage loans amounting to approximately $9.4 million are secured by four properties with 103,000 square feet of gross leasable area representing $2.1 million of annualized base rents as of March 31, 2011.

Agree Realty Corporation

The Company is negotiating with lenders regarding an appropriate course of action.  The Company can provide no assurance that its negotiations with the lenders will result in favorable outcomes to the Company.  Failure to restructure these mortgage obligations could result in default and foreclosure actions and loss of the mortgaged properties.

Future scheduled annual maturities of mortgages payable for years ending March 31, excluding the effect of mortgage defaults, are as follows: 2012 - $4,280,616; 2013 - $4,566,822; 2014 - $26,742,533; 2015 - $4,572,442; 2016 - $4,882,290 and $24,730,121 thereafter.  The weighted average interest rate at March 31, 2011 and December 31, 2010 was 5.61% and 5.63%, respectively.

11. Discontinued Operations
During 2010, the Company sold two single tenant properties and entered into a lease termination agreement for one property.  The properties were located in Santa Barbara, California, Marion Oaks, Florida and Aventura, Florida.  Two of the properties were leased to Borders and one property was leased to Walgreens.  During the three months ended March 31, 2010, the Santa Barbara sale provided gross proceeds of approximately $9.8 million and a gain on sale of approximately $5.3 million.  In addition, in January 2011, the Company completed the sale of two Borders stores located in Tulsa, Oklahoma.  The net proceeds on the transaction amounted to approximately $6.5 million and there was no gain or loss on the sale as a $440,000 impairment charge was recorded in 2010 when the property was classified as held for sale.  The results of operations for these properties are presented as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented.  The revenues for the properties were $91,816 and $724,822 for the three months ended March 31, 2011 and 2010, respectively.  The expenses for the properties were $-0- and $217,941 for the three months ended March 31, 2011 and 2010, respectively.

12. Purchase Accounting for Acquisitions of Real Estate
Acquired real estate assets have been accounted for using the purchase method of accounting and accordingly, the results of operations are included in the consolidated statements of income from the respective dates of acquisition. The Company allocates the purchase price to (i) land and buildings based on management’s internally prepared estimates and (ii) identifiable intangible assets or liabilities generally consisting of above-market and below-market in-place leases and in-place leases. The Company uses estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation techniques, including management’s analysis of comparable properties in the existing portfolio, to allocate the purchase price to acquired tangible and intangible assets.

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

The aggregate fair value of other intangible assets consisting of in-place, above market leases, is estimated based on internally developed methods to determine the respective property values and are included in lease intangibles costs in the consolidated balance sheets. Factors considered by management in their analysis include an estimate of costs to execute similar leases and operating costs saved.

During 2011, the Company recorded $512,667 as the fair value of lease intangibles costs.

The fair value of intangible assets acquired are amortized to depreciation and amortization on the consolidated statements of income over the remaining term of the respective leases.  The weighted average amortization period for the lease intangible costs is 21.8 years.

Agree Realty Corporation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We have included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, plans and beliefs concerning future events and may be identified by terminology such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Although the forward-looking statements made in this report are based on good faith beliefs and our reasonable judgment reflecting current information, certain factors could cause actual results to differ materially from such forward–looking statements, including but not limited to: the ongoing U.S. recession, the existing global credit and financial crisis and other changes in general economic, financial and real estate market conditions; risks that our acquisition and development projects will fail to perform as expected; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; loss or bankruptcy of one or more of our major retail tenants; a failure of our properties to generate additional income to offset increases in operating expenses; and other factors discussed in Part II, Item 1A. “Risk Factors” and elsewhere in this report and our other reports furnished or filed with the Securities and Exchange Commission (“SEC”) including our annual report on Form 10-K for the fiscal year ended December 31, 2010.  Given these uncertainties, you should not place undue reliance on our forward-looking statements.  Except as required by law, we assume no obligation to update these forward–looking statements, even if new information becomes available in the future.

Overview

Agree Realty Corporation is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”).  In this report, the terms “Company,” “we,” “our” and “us” and similar terms refer to Agree Realty Corporation and/or its majority owned operating partnership, Agree Limited Partnership (“Operating Partnership”), and/or its majority owned and controlled subsidiaries, including its qualified taxable REIT subsidiaries (“TRS”), as the context may require.  Our assets are held by and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 96.59% and 96.56% interest as of March 31, 2011 and December 31, 2010, respectively. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership. We are operating so as to qualify as a REIT for federal income tax purposes.

We are focused primarily on the ownership, development, acquisition and management of retail properties net leased to national tenants. We were incorporated in December 1993 to continue and expand the business founded in 1971 by our current Chief Executive Officer and Chairman, Richard Agree.  We specialize in developing retail properties for national tenants who have executed long-term net leases prior to the commencement of construction.  As of March 31, 2011, assuming the closure of the five Borders locations on the Borders store closing list (as discussed below), approximately 89% of our annualized base rent was derived from national tenants and approximately 59% of our annualized base rent was derived from our top three tenants:  Walgreen Co. (“Walgreens”) – 33%; Borders Group, Inc. (“Borders”) – 14% and Kmart Corporation – 11%.

As of March 31, 2011, our portfolio consisted of 80 properties, located in 17 states containing an aggregate of approximately 3.8 million square feet of gross leasable area (“GLA”).  As of March 31, 2011, our portfolio included 68 freestanding net leased properties and 12 community shopping centers.  Assuming the closure of the five Borders stores on the Borders store closing list, the portfolio was 95.7% leased in aggregate with a weighted average lease term of approximately 12 years remaining.  All of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses, including property taxes, insurance and maintenance.  We believe this strategy provides a generally consistent source of income and cash for distributions. During the period from April 1, 2011 to December 31, 2011, we have six leases that are scheduled to expire assuming that none of the tenants exercise renewal options or terminate their leases prior to the contractual expiration date.  These leases represent 50,999 square feet of GLA and $384,243 of annualized base rent.

Agree Realty Corporation

We expect to continue to grow our asset base through the development and acquisition of retail properties that are leased on a long-term basis to national tenants.  Historically we have focused on development because we believe, based on our historical returns we have been able to achieve, it generally provided us a higher return on investment than the acquisition of similarly located properties.  However, during 2010, we commenced an aggressive acquisition program to acquire retail properties net leased to national tenants.  Since our initial public offering in 1994, we have developed 60 of our 80 properties, including 48 of our 68 freestanding properties and all 12 of our community shopping centers.  As of March 31, 2011, the properties that we developed accounted for 78.3% of our annualized base rent.  We expect to continue to expand our tenant relationships and diversify our tenant base to include other quality national tenants through the development and acquisition of net leased properties.

In January 2011, we completed the sale of two of our Borders stores located in Tulsa, Oklahoma.  The properties were sold to an unrelated party for net proceeds of approximately $6.5 million.  The proceeds from the sale were used to pay down amounts outstanding under our credit facilities.

On February 16, 2011, Borders filed a petition for reorganization relief under Chapter 11 of the Bankruptcy Code.  The Chapter 11 petition for relief was filed in the U.S. Bankruptcy Court, Southern District of New York.  Borders announced that it had received commitments for $505 million in Debtor-In-Possession financing led by GE Capital, Restructuring Finance.  Borders also announced that it would undertake a strategic Store Reduction Program to facilitate reorganization and identified certain underperforming stores, equivalent to approximately 30% of the company’s national store network, that would be closed.  In connection with the Store Reduction Program, Borders closed stores in April 2011 and rejected leases at five locations where it leased space from us, representing approximately $2.6 million of our annualized base rent as of March 31, 2011. The locations of the five stores on the Borders store closing list are: Columbus, Ohio; Monroeville, Pennsylvania; Wichita, Kansas; Oklahoma City, Oklahoma and Lawrence, Kansas.  We have been marketing the five closed stores for potential retenanting or disposition.

The Chapter 11 bankruptcy will allow Borders to assume or reject any of its other leases with us (in addition to the five rejected leases for stores which it closed in April 2011).  In addition, Borders proposed rent reductions under several of our other leases.  We are considering the proposed rent reductions.  If we accepted, any reductions would need to be approved by the bankruptcy court.  The rejection of any of the leases and any approved rent reductions would decrease our rental revenues and cash flows.  Until Borders determines its plan under Chapter 11 and the bankruptcy court has acted, we cannot determine the ultimate impact the bankruptcy will have on our rental revenues and cash flows.

The following should be read in conjunction with the Interim Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this report.

Recent Accounting Pronouncements

As of March 31, 2011, the impact of recent accounting pronouncements on our business is not considered to be material.

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

Agree Realty Corporation

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

We have established TRS entities pursuant to the provisions of the REIT Modernization Act.  Our TRS entities are able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations.  As a result, certain of our activities which occur within our TRS entities are subject to federal and state income taxes.  As of March 31, 2011 and December 31, 2010, we had accrued a deferred income tax amount of $705,000. In addition, we have recognized income tax expense of $102,000 and $93,000 for the three months ended March 31, 2011 and year ended December 31, 2010, respectively.

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

Minimum rental income from continuing operations increased $1,164,000, or 15%, to $9,056,000 in 2011, compared to $7,892,000 in 2010. The rental increase of $476,000 was the result of development and redevelopment activities relating to the development of Walgreens drug stores in Ann Arbor, Michigan in September 2010, in Atlantic Beach, Florida in October 2010 and St. Augustine Shores, Florida in November 2010, along with the redevelopment of the Dick’s Sporting Goods in Boynton Beach, Florida in October 2010.  We acquired various properties in 2010, which increased rental revenues by $616,000.  We acquired CVS drug stores in Atchison, Kansas and Johnstown, Ohio in June 2010, in Lake in the Hills, Illinois in August 2010 and in Mansfield, Connecticut in November 2010.  We also acquired a PNC Bank branch in Antioch, Illinois and a Lowe’s home improvement store in Concord, North Carolina in November 2010, a Chase bank branch in Spring Grove, Illinois and Kohl’s department store in Tallahassee, Florida in December 2010 and an AT&T store in Wilmington, North Carolina in January 2011.  In addition, rental income increased $72,000 as a result of other rent adjustments.

Agree Realty Corporation

Percentage rents increased $16,000 from $0 in 2010 to $16,000 in 2011.

Operating cost reimbursements increased $69,000, or 10%, to $739,000 in 2011, compared to $670,000 in 2010. Operating cost reimbursements increased due to the change in real estate taxes and property operating expenses explained below.

We earned development fee income of $411,000 in 2011 related to a project in Berkeley, California.  There was $397,000 of development fee income from a different project in 2010.

Other income increased to $22,000 in 2011, compared to $18,000 in 2010.

Real estate taxes increased $125,000, or 26%, to $614,000 in 2011, compared to $489,000 in 2010.  The change was the result of the acquisition of additional properties and the closing of five stores leased to Borders.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $25,000, or 6%, to $421,000 in 2011, compared to $396,000 in 2010. The increase was the result of:  an increase in shopping center maintenance costs of $12,000; an increase in snow removal costs of $13,000; a decrease in utility costs of ($5,000); and an increase in insurance costs of $5,000 in 2011 versus 2010.

Land lease payments increased $130,000, or 135%, to $227,000 in 2011, compared to $97,000 in 2010.  The increase was the result of the completion of a Walgreens drug store in Ann Arbor, Michigan and a Kohl’s department store located in Tallahassee, Florida in 2010.

General and administrative expenses increased by $190,000, or 15%, to $1,442,000 in 2011, compared to $1,252,000 in 2010. The increase in general and administrative expenses was the result of increased employee costs of $104,000, increased legal costs of $102,000, other costs of $8,000, offset by a decrease in income tax expenses in our TRS entities of $24,000.  General and administrative expenses as a percentage of total rental income (minimum and percentage rents) increased from 14.53% for 2010 to 15.73% for 2011.

Depreciation and amortization increased $284,000, or 21%, to $1,628,000 in 2011, compared to $1,344,000 in 2010.  The increase was the result of the development of four properties in 2010 and the acquisition of nine properties in 2010, offset in part due to the discontinued operations.

Interest expense increased $35,000, or 3%, to $1,305,000 in 2011, compared to $1,270,000 in 2010.

We recognized a gain on sale of assets of $5,332,000 in 2010.  The sale pertains to the sale of the Borders store in Santa Barbara, California in March 2010.  There was no gain on sale of assets in 2011.

Income from discontinued operations was $92,000 in 2011, and $507,000 in 2010, as a result of the sale of the two Borders stores in Tulsa, Oklahoma in January 2011 and the sale of the Borders store in Santa Barbara, California in March 2010, the sale of the Walgreens store in Marion Oaks, Florida in October 2010, and the sale of the Aventura property in October 2010, along with the classification of the two Borders stores located in Tulsa, Oklahoma as held for sale in 2010.

Our net income decreased $5,268,000, or 53%, to $4,700,000 in 2011 from $9,968,000 in 2010 as a result of the foregoing factors.

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

We intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to market capitalization of 65% or less.  Nevertheless, we may operate with debt levels which are in excess of 65% of market capitalization for extended periods of time.  At March 31, 2011, our ratio of indebtedness to market capitalization was approximately 42%.

During the quarter ended March 31, 2011, we declared a quarterly dividend of $0.40 per share. We paid the dividend on April 12, 2011 to holders of record on March 31, 2011.

Our cash flows from operations increased $980,000 to $6,052,000 for the three months ended March 31, 2011,   compared to $5,072,000 for the three months ended March 31, 2010.  Cash provided by investing activities was $3,597,000 in 2011 compared to cash used in investing activities of $243,000 in 2010.  Cash used in financing activities increased $4,491,000 to $9,444,000 in 2011, compared to $4,953,000 in 2010.

As of March 31, 2011, we had total mortgage indebtedness of $69,774,824. Of this total mortgage indebtedness, $46,233,996 is fixed rate, self-amortizing debt with a weighted average interest rate of 6.56%.  The remaining mortgage debt of $23,540,828 bears interest at 150 basis points over LIBOR or 1.76% as of March 31, 2011 and has a maturity date of July 14, 2013, which can be extended at our option for two additional years.  In January 2009, we entered into an interest rate swap agreement that fixes the interest rate during the initial term of the variable-interest mortgage at 3.744%.

We have six mortgaged properties leased to Borders that serve as collateral for six non-recourse loans, including four mortgages that are cross-defaulted and cross-collateralized (the “Crossed Loans”).

As of the date of this filing, and directly or indirectly because of the Chapter 11 bankruptcy filing of Borders in February 2011, we are in default on two of the six mortgage loans (the two loans that are not the Crossed Loans).  The first loan had a principal amount outstanding of approximately $2.3 million as of March 31, 2011, and is secured by a leasehold interest in the Borders store in Lawrence, Kansas, with 20,000 square feet of GLA.  The store represented approximately $421,000 of annual base rent as of March 31, 2011.  Borders vacated the store and rejected the lease in April 2011.

The second defaulted loan had a principal amount outstanding of approximately $5.7 million as of March 31, 2011, and is secured by the Borders corporate headquarters in Ann Arbor, Michigan, with 330,322 square feet of GLA.  The property represented approximately $769,000 of annualized base rent as of March 31, 2011.  To date, Borders has continued to pay its monthly rent for the property.  However, because the Borders bankruptcy constituted an event of default under the applicable loan agreement, the lender notified us that we are in default and that our obligations under the loan have been accelerated and that default interest is owing.  We continue to pay the normal debt service (without default interest) on the loan.

The four Crossed Loans had an aggregate principal amount outstanding of approximately $9.4 million as of March 31, 2011, and are secured by the Borders stores in Oklahoma City, Oklahoma, Columbia, Maryland and Germantown, Maryland, and one of the Borders stores in Omaha, Nebraska.  These locations have an aggregate of 103,000 square feet of GLA and represented approximately $2.1 million of annualized base rent as of March 31, 2011.  Borders vacated the Oklahoma City, Oklahoma store in April 2011 and rejected the lease and stopped making rental payments.  To date, Borders continues to occupy and pay the monthly rent for the other three locations, although we can provide no assurance that Borders will not stop paying rent at these or other locations.

Agree Realty Corporation

While the Chapter 11 bankruptcy filing of Borders is not a direct event of default under the four Crossed Loans, as a result of the Oklahoma City, Oklahoma closure and lease rejection, we did not pay $36,410 in monthly debt service for the loan associated with that location, which was due May 2, 2011.  We anticipate that the lender may, after the applicable cure period, declare all four Crossed Loans in default and possibly accelerate our obligations thereunder.

We are in active discussions with the lenders for all six non-recourse loans regarding an appropriate course of action. We can provide no assurance that our negotiations with the lenders will result in favorable outcomes to us.  Failure to restructure these mortgage obligations could result in default and foreclosure actions and the loss of the mortgaged properties.  As of March 31, 2011, the net book value plus accumulated depreciation of the six mortgaged properties was approximately $24.1 million, and the aggregate balances on the non-recourse loans amounted to approximately $17.4 million.  Annualized base rents as of March 31, 2011, for the six mortgaged properties was approximately $3.2 million, or 8.97% of our total revenues for the year ended December 31, 2010.  Net income for the six properties was approximately $1.6 million, or 10.5% of our total net income for the year ended December 31, 2010.

In addition, the Operating Partnership has in place the $55 million Credit Facility with Bank of America, as the agent, which is guaranteed by us.  The Credit Facility was extended in January 2009 and now matures in November 2011.  Advances under the Credit Facility bear interest within a range of one-month to 12-month LIBOR plus 100 basis points to 150 basis points or the lender’s prime rate, at our option, based on certain factors such as the ratio of our indebtedness to the capital value of our properties.  The Credit Facility generally is used to fund property acquisitions and development activities.  As of March 31, 2011, approximately $25.4 million was outstanding under the Credit Facility bearing a weighted average interest rate of 1.34%.  The Borders bankruptcy is not an event of default under the Credit Facility, and we have approximately $29.6 million in borrowing capacity remaining under the facility.

We also have in place the $5 million Line of Credit that was extended in October 2009 and now matures in November 2011.  The Line of Credit bears interest at the lender’s prime rate less 75 basis points or 150 basis points in excess of the one-month to 12-month LIBOR rate, at our option.  The purpose of the Line of Credit is generally to provide working capital and fund land options and start-up costs associated with new projects.  As of March 31, 2011, $750,000 was outstanding under the Line of Credit bearing a weighted average interest rate of 2.50%.

We are currently negotiating with financial institutions regarding the extension of the Credit Facility and Line of Credit or the establishment of replacement facilities.

The following table outlines our contractual obligations, excluding the effect of mortgage defaults, as of March 31, 2011 for the periods presented below (in thousands).

	Total	April 1, 2011 – March 31, 2012	April 1, 2012 – March 31, 2014	April 1, 2014 – March 31, 2016	Thereafter
Mortgages Payable	$69,775	$4,280	$31,310	$9,455	$24,730
Notes Payable	26,130	26,130	—	—	—
Land Lease Obligation	18,606	712	1,425	1,425	15,044
Estimated Interest Payments on Mortgages and Notes Payable	19,860	4,150	6,239	3,898	5,573
Other Long-Term Liabilities	—	—	—	—	—
Total	$134,371	$35,272	$38,974	$14,778	$45,347

Agree Realty Corporation

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

The following table provides a reconciliation of FFO and net income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Net income	$4,700,059	$9,968,480
Depreciation of real estate assets	1,592,050	1,400,791
Amortization of leasing costs	25,301	19,027
Gain on sale of fixed asset	-	(5,331,685)
Funds from Operations	$6,317,410	$6,056,613

Weighted Average Shares and Operating Partnership Units Outstanding – Dilutive	9,996,015	8,477,909

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

	Year ended March 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Fixed rate mortgage	$3,756	$4,011	$4,282	$4,572	$4,883	$24,730	$46,234
Average interest rate	6.56%	6.56%	6.56%	6.56%	6.56%	6.56%	—
Variable rate mortgage	$524	$556	$22,461	—	—	—	$23,541
Average interest rate	3.74%	3.74%	3.74%	—	—	—	—
Other variable rate debt	$26,130	—	—	—	—	—	$26,130
Average interest rate	1.38%	—	—	—	—	—	—

The fair value (in thousands) is estimated at $46,209, $22,185 and $26,130 for fixed rate mortgages, variable rate mortgage and other variable rate debt, respectively, as of March 31, 2011.

The table above incorporates those exposures that exist as of March 31, 2011; it does not consider those exposures or positions, which could arise after that date.  As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

We entered into an interest rate swap agreement to hedge interest rates on $24.5 million in variable-rate borrowings outstanding. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on 1.5% plus one-month LIBOR and will pay to the counterparty a fixed rate of 3.744%. This swap effectively converted $24.5 million of variable-rate borrowings to fixed-rate borrowings.  As of March 31, 2011, the interest rate swap was valued at a liability of $671,410.  We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of March 31, 2011.

Agree Realty Corporation

As of March 31, 2011, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an annual increase in interest expense of approximately $261,000.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not presently involved in any litigation nor, to our knowledge, is any other litigation threatened against us, except for routine litigation arising in the ordinary course of business which is expected to be covered by our liability insurance.

ITEM 1A. RISK FACTORS

There have been no material changes from our risk factors set forth under Item 1A of Part 1 of our most recently filed Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Information related to our defaults on indebtedness is included in Item 2 under “Management’s Discussion of Financial Condition and Results of Operations – Liquidity and Capital Resources” above and is incorporated by reference herein.

ITEM 4. [REMOVED AND RESERVED]

Agree Realty Corporation

ITEM 5. OTHER INFORMATION

As of the quarter ended March 31, 2011, all items required to be disclosed under Form 8-K were reported under Form 8-K.

As discussed above under “Management’s Discussion of Financial Condition and Results of Operations – Liquidity and Capital Resources,” we have six mortgaged properties leased to Borders that serve as collateral for six non-recourse loans, including four mortgages that are cross-defaulted and cross-collateralized.  As of the date of this filing, and directly or indirectly because of the Chapter 11 filing of Borders in February 2011, we are in default on two of the six mortgage loans (the two loans that are not the Crossed Loans).

The first loan had a principal amount outstanding of approximately $2.3 million as of March 31, 2011, has an interest rate of 7.50% per annum, and is secured by a leasehold interest in the Borders store in Lawrence, Kansas.  The loan matures in May 2022.  Borders vacated the store and rejected the lease in April 2011.

The second defaulted loan had a principal amount outstanding of approximately $5.7 million as of March 31, 2011, has an interest rate of 6.50% per annum, and is secured by the Borders corporate headquarters in Ann Arbor, Michigan.  The loan matures in February 2023.  To date, Borders has continued to pay its monthly rent for the property.  However, because the Borders bankruptcy constituted an event of default under the applicable loan agreement, the lender notified us on March 11, 2011, that we are in default and that default interest is owing and on March 21, 2011, that our obligations under the loan have been accelerated.  We continue to pay the normal debt service (without default interest) on the loan.

The four Crossed Loans had an aggregate principal amount outstanding of approximately $9.4 million as of March 31, 2011, have an interest rate of 6.20% per annum, and are secured by the Borders stores in Oklahoma City, Oklahoma, Columbia, Maryland and Germantown, Maryland, and one of the Borders stores in Omaha, Nebraska.  The loans mature in November 2018.  Borders vacated the Oklahoma City, Oklahoma store in April 2011 and rejected the lease and stopped making rental payments.  To date, Borders continues to occupy and pay the monthly rent for the other three locations, although we can provide no assurance that Borders will not stop paying rent at these or other locations.

While the Chapter 11 bankruptcy filing of Borders is not a direct event of default under the four Crossed Loans, as a result of the Oklahoma City, Oklahoma closure and lease rejection, we did not pay $36,410 in monthly debt service for the loan associated with that location, which was due May 2, 2011.  We anticipate that the lender may, after the applicable 5-day cure period from the date of notice, declare all four Crossed Loans in default and possibly accelerate our obligations thereunder.  At that time, the principal of and the interest accrued on the Crossed Loans shall immediately become due and payable, regardless of the maturity date.  In addition, any sums not paid when due, whether maturing by lapse of time or by reason of acceleration of the loan, bear interest at the lesser of either (i) the highest rate of interest then allowed by applicable law, or (b) the then applicable interest rate (6.20% per annum) plus 500 basis points per annum.

We are in active discussions with the lenders for all six non-recourse loans regarding an appropriate course of action.  We can provide no assurance that our negotiations with the lenders will result in favorable outcomes to us.  Failure to restructure these mortgage obligations could result in default and foreclosure actions and the loss of the mortgaged properties.

Agree Realty Corporation

ITEM 6. EXHIBITS

3.1
Articles of Incorporation and Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (Registration Statement No. 33-73858), as amended

3.2	Articles Supplementary, establishing the terms of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (No. 001-12928) filed on December 9, 2008)

3.3	Articles Supplementary, classifying additional shares of Common Stock and Excess Stock (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (No. 001-12928) filed on December 9, 2008)

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (No. 001- 12928) for the year ended December 31, 2006)

4.1
Rights Agreement, dated as of December 7, 1998, by and between Agree Realty Corporation, a Maryland corporation, and Computershare Trust Company, N.A., f/k/a EquiServe Trust Company, N.A., a national banking association, as successor rights agent to BankBoston, N.A., a national banking association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333- 161520) filed on November 13, 2008)

4.2
Second Amendment to Rights Agreement, dated as of December 8, 2008, by and between Agree Realty Corporation, a Maryland corporation, and Computershare Trust Company, N.A., f/k/a EquiServe Trust Company, N.A., a national banking association, as successor rights agent to BankBoston, N.A., a national banking association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (No. 001-12928) filed on December 9, 2008)

4.3
Amended and Restated Registration Rights Agreement, dated July 8, 1994 by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K (No. 001-12928) for the year ended December 31, 1994)

4.4	Form of certificate representing shares of common stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (No. 333-161520) filed on August 24, 2009

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer and Chairman of the Board of Directors

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Alan D. Maximiuk, Vice President, Chief Financial Officer and Secretary

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer and Chairman of the Board of Directors

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Alan D. Maximiuk, Vice President, Chief Financial Officer and Secretary

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Agree Realty Corporation

/s/ RICHARD AGREE Richard Agree
Chief Executive Officer
and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ ALAN D. MAXIMIUK Alan D. Maximiuk
Vice President, Chief Financial Officer and
Secretary
(Principal Financial and Accounting Officer)

Date: May 10, 2011