Form 10-Q
period 2011-06-30
AGREE REALTY CORP
filed 2011-08-05
CIK 917251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Yes ☒	No ☐

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

As of August 5, 2011, the Registrant had 9,860,314 shares of common stock, $0.0001 par value, outstanding.

Agree Realty Corporation

Form 10-Q

Index

Part I:	Financial Information	Page

Item 1.	Interim Consolidated Financial Statements

	Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	1-2

	Consolidated Statements of Income (Unaudited) for the three months ended June 30, 2011 and 2010	3

	Consolidated Statements of Income (Unaudited) for the six months ended June 30, 2011 and 2010	4

	Consolidated Statement of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2011	5

	Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2011 and 2010	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25-26

Item 4.	Controls and Procedures	26

Part II:	Other Information

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	{Removed and Reserved}	28

Item 5	Other Information	29

Item 6.	Exhibits	29

Signatures		30

Part I – Financial Information
Item 1 – Interim Consolidated Financial Statements
Agree Realty Corporation

Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)

Assets

Real Estate Investments
Land	$105,214,745	$103,693,227
Buildings	230,185,967	227,645,287
Less accumulated depreciation	(69,075,136)	(66,111,215)
	266,325,576	265,227,299
Property under development	308,683	359,299
Property held for sale, net	-	6,522,821

Net Real Estate Investments	266,634,259	272,109,419

Cash and Cash Equivalents	851,857	593,281

Accounts Receivable - Tenants, net of allowance of $35,000 at June 30, 2011 and December 31, 2010	2,670,957	1,330,129

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $5,518,802 and $5,392,802 at June 30, 2011 and December 31, 2010, respectively	1,018,228	1,133,194
Leasing costs, net of accumulated amortization of $986,686 and $934,399 at June 30, 2011 and December 31, 2010, respectively	796,764	812,295
Lease intangibles costs, net of accumulated amortization of $154,231 and $50,479 at June 30, 2011 and December 31, 2010 respectively	8,539,863	8,152,248
Other Assets	851,015	911,801

	$281,362,943	$285,042,367

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)

Liabilities and Stockholders’ Equity

Mortgages Payable	$68,800,849	$71,526,780

Notes Payable	27,328,904	28,380,254

Dividends and Distributions Payable	4,075,324	5,145,740

Deferred Revenue	9,000,979	9,345,754

Accrued Interest Payable	273,217	221,154

Accounts Payable
Capital expenditures	456,162	286,078
Operating	1,637,282	1,427,718

Interest Rate Swap	780,871	793,211

Deferred Income Taxes	705,000	705,000

Tenant Deposits	83,569	80,402

Total Liabilities	113,142,157	117,912,091

Stockholders’ Equity
Common stock, $0.0001 par value; 13,350,000 shares authorized, 9,857,314 and 9,759,014 shares issued and outstanding, respectively	985	976
Excess stock, $0.0001 par value, 6,500,000 shares authorized, 0 shares issued and outstanding	-	-
Series A junior participating preferred stock, $0.0001 par value, 150,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in capital	180,424,067	179,705,353
Deficit	(14,355,164)	(14,702,252)
Accumulated other comprehensive income (loss)	(752,816)	(764,735)
Total stockholders’ equity—Agree Realty Corporation	165,317,072	164,239,342
Non-controlling interest	2,903,714	2,890,934

Total Stockholders’ Equity	168,220,786	167,130,276

	$281,362,943	$285,042,367

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Income (Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010

Revenues
Minimum rents	$8,294,361	$7,950,230
Percentage rents	5,351	12,534
Operating cost reimbursements	761,623	640,579
Development fee income	483,274	138,895
Other income	61,060	16,832
Total Revenues	9,605,669	8,759,070
Operating Expenses
Real estate taxes	791,304	507,303
Property operating expenses	388,213	330,036
Land lease payments	254,703	96,825
General and administrative	1,520,974	1,202,030
Depreciation and amortization	1,620,853	1,408,639

Total Operating Expenses	4,576,047	3,544,833

Income From Operations	5,029,622	5,214,237

Other Expense
Interest expense, net	(1,206,289)	(1,124,128)

Income Before Discontinued Operations	3,823,333	4,090,109
Gain (loss) on sale of asset from discontinued operations	-	(3,352)
Income from discontinued operations	-	344,702

Net Income	3,823,333	4,431,459

Less Net Income Attributable to Non-Controlling Interest	(130,210)	(140,061)

Net Income Attributable to Agree Realty Corporation	$3,693,123	$4,291,398

Earnings Per Share – Basic	$0.38	$0.46

Earnings Per Share – Dilutive	$0.38	$0.46

Dividend Declared Per Share	$0.40	$0.51

Weighted Average Number of Common Shares Outstanding – Basic	9,628,874	9,317,829

Weighted Average Number of Common Shares Outstanding – Dilutive	9,655,921	9,349,696

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Income (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010

Revenues
Minimum rents	$17,350,722	$15,841,974
Percentage rents	21,408	12,999
Operating cost reimbursements	1,500,935	1,310,394
Development fee income	894,693	535,904
Other income	83,550	34,603
Total Revenues	19,851,308	17,735,874
Operating Expenses
Real estate taxes	1,405,683	996,665
Property operating expenses	809,420	725,716
Land lease payments	481,864	193,650
General and administrative	2,962,920	2,453,758
Depreciation and amortization	3,248,668	2,752,175

Total Operating Expenses	8,908,555	7,121,964

Income From Operations	10,942,753	10,613,910

Other Expense
Interest expense, net	(2,511,176)	(2,393,886)

Income Before Discontinued Operations	8,431,577	8,220,024
Gain on sale of asset from discontinued operations	-	5,328,333
Income from discontinued operations	91,816	851,583

Net Income	8,523,393	14,399,940

Less Net Income Attributable to Non-Controlling Interest	(290,453)	(542,453)

Net Income Attributable to Agree Realty Corporation	$8,232,940	$13,857,487

Earnings Per Share – Basic	$.86	$1.59

Earnings Per Share – Dilutive	$.85	$1.59

Dividend Declared Per Share	$.80	$1.02

Weighted Average Number of Common Shares Outstanding – Basic	9,625,072	8,708,001

Weighted Average Number of Common Shares Outstanding – Dilutive	9,656,599	8,734,194

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statement of Stockholders’ Equity (Unaudited)

			Additional			Accumulated Other
	Common Stock		Paid-In	Non-Controlling		Comprehensive
	Shares	Amount	Capital	Interest	Deficit	Income (loss)

Balance, January 1, 2011	9,759,014	$976	$179,705,353	$2,890,934	$(14,702,252)	$(764,735)

Issuance of shares under the Equity Incentive Plan	98,300	9	-	-	-	-

Forfeiture of shares	-	-	-	-	-	-

Vesting of restricted stock	-	-	718,714	-	-	-

Dividends and distributions declared for the period January 1, 2011 to June 30, 2011	-	-	-	(278,094)	(7,885,852)	-
Other comprehensive (loss)	-	-	-	421	0	11,919
Net income for the period January 1, 2011 to June 30, 2011	-	-	-	290,453	8,232,940	-

Balance, June 30, 2011	9,857,314	$985	$180,424,067	$2,903,714	$(14,355,164)	$(752,816)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010

Cash Flows From Operating Activities
Net income	$8,523,393	$14,399,940
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,987,351	2,869,498
Amortization	387,317	171,959
Stock-based compensation	718,714	562,000
Gain on sale of asset	-	(5,328,333)
(Increase) Decrease in accounts receivable	(1,340,828)	(1,018,269)
(Increase) Decrease in other assets	109,001	63,273
(Increase) Decrease in accounts payable	211,558	(373,981)
Decrease in deferred revenue	(344,775)	(344,775)
Increase (Decrease) in accrued interest	52,063	(41,690)
Increase (Decrease) in tenant deposits	3,167	(10,103)

Net Cash Provided By Operating Activities	11,306,961	10,949,519

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $-0- in 2011 and $148,507 in 2010)	(4,223,710)	(11,564,231)
Proceeds from sale of asset	6,522,821	9,761,601
Payments of leasing costs	(36,756)	(64,210)
Increase in cash - restricted	-	(2,096,699)

Net Cash Provided By (Used In) Investing Activities	2,262,355	(3,963,539)

Cash Flows From Financing Activities
Proceeds from common stock offering	-	31,074,028
Payments of mortgages payable	(2,725,931)	(1,977,983)
Dividends and limited partners’ distributions paid	(9,236,347)	(8,760,215)
Line-of-credit borrowings	16,905,045	11,385,005
Line-of-credit (repayments)	(17,956,395)	(38,685,005)
Repayments of capital expenditure payables	(286,078)	(352,430)
Payments of financing costs	(11,034)	(649)

Net Cash Used In Financing Activities	(13,310,740)	(7,317,249)

Net Decrease In Cash and Cash Equivalents	258,576	(331,269)
Cash and Cash Equivalents, beginning of period	593,281	688,675

Cash and Cash Equivalents, end of period	$851,857	$357,406

Agree Realty Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$2,333,130	$2,304,508

Supplemental Disclosure of Non-Cash Transactions
Dividends and limited partners’ distributions declared and unpaid	$4,075,324	$5,131,722
Real estate investments financed with accounts payable	$456,162	$1,689,409

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Notes to Consolidated Financial Statements

1.	Basis of Presentation
The accompanying unaudited consolidated financial statements of Agree Realty Corporation (the “Company”) for the three and six months ended June 30, 2011 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other interim period. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company has evaluated subsequent events since June 30, 2011 for events requiring recording or disclosure in this quarterly report on Form 10-Q.

2.	Stock-Based Compensation
The Company estimates the fair value of restricted stock and stock option grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of June 30, 2011, there was $4,305,000 unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.65 years.  The Company used a 0% discount factor and forfeiture rate for determining the fair value of restricted stock.  The forfeiture rate was based on historical results and trends.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

	Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested restricted shares at January 1, 2011	166,850	$22.00
Restricted shares granted	98,300	22.06
Restricted shares vested	(36,710)	21.70
Restricted shares forfeited	-	-
Unvested restricted shares at June 30, 2011	228,440	$22.08

Agree Realty Corporation

3.	Earnings Per Share
Earnings per share has been computed by dividing the net income attributable to Agree Realty Corporation by the weighted average number of common shares outstanding.

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended June 30,
	2011	2010
Weighted average number of common shares outstanding	9,857,314	9,490,849
Unvested restricted stock	(228,440)	(173,020)
Weighted average number of common shares outstanding used in basic earnings per share	9,628,874	9,317,829

Weighted average number of common shares outstanding used in basic earnings per share	9,628,874	9,317,829
Effect of dilutive securities:
Restricted stock	27,047	31,867
Common stock options	—	—
Weighted average number of common shares outstanding used in diluted earnings per share	9,655,921	9,349,696

	Six Months Ended June 30,
	2011	2010
Weighted average number of common shares outstanding	9,853,512	8,881,021
Unvested restricted stock	(228,440)	(173,020)
Weighted average number of common shares outstanding used in basic earnings per share	9,625,072	8,708,001

Weighted average number of common shares outstanding used in basic earnings per share	9,625,072	8,708,001
Effect of dilutive securities:
Restricted stock	31,527	26,193
Common stock options	—	—
Weighted average number of common shares outstanding used in diluted earnings per share	9,656,599	8,734,194

4.	Recent Accounting Pronouncements	As of June 30, 2011, the impact of recent accounting pronouncements is not considered to be material.

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

Agree Realty Corporation

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated this derivative instrument as a cash flow hedge. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) (“OCI”) for the six months ended June 30, 2011 to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense.  For the six months ended June 30, 2011, the Company has determined this derivative instrument to be an effective hedge.

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of June 30, 2011.

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

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

The table below sets forth the Company’s fair value hierarchy for liabilities measured or disclosed at fair value as of June 30, 2011.

	Level 1	Level 2	Level 3	Carrying Value
Liability:
Interest rate swap	$—	$780,871	$—	$780,871
Fixed rate mortgage	$—	$—	$45,868,000	$45,386,021
Variable rate mortgage	$—	$—	$22,301,000	$23,414,828
Variable rate debt	$—	$27,328,904	$—	$27,328,904

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

Agree Realty Corporation

7.	Total Comprehensive Income (Loss)	The following is a reconciliation of net income to comprehensive income attributable to Agree Realty Corporation for the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30, 2011	Three months ended June 30, 2010
Net income	$3,823,333	$4,431,459
Other comprehensive income (loss)	(109,461)	(376,592)

Total comprehensive income before non-controlling interest	3,713,872	4,054,867
Less: non-controlling interest	130,210	140,061
Total comprehensive income after non-controlling interest	3,583,662	3,914,806
Non-controlling interest of comprehensive income (loss)	3,733	(13,714)
Comprehensive income attributable to Agree Realty Corporation	$3,587,395	$3,901,092

	Six months ended June 30, 2011	Six months ended June 30, 2010
Net income	$8,523,393	$14,399,940
Other comprehensive income (loss)	12,340	(661,363)
Total comprehensive income before non-controlling interest	8,535,733	13,738,577
Less: non-controlling interest	290,453	542,453
Total comprehensive income after non-controlling interest	8,245,280	13,196,124
Non-controlling interest of comprehensive income (loss)	(421)	(24,737)
Comprehensive income attributable to Agree Realty Corporation	$8,244,859	$13,171,387

8.	Costs and Estimated Earnings on Uncompleted Contracts
For contracts where the Company receives fee income for managing a development project and does not retain ownership of the real property developed, the Company uses the percentage of completion accounting method.  Under this approach, income is recognized based on the status of the uncompleted contracts and the current estimates of costs to complete the project.  The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract.  Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined.  Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income.  Such revisions are recognized in the period in which they are determined.  Claims for additional compensation due to the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

	As of June 30,
	2011	2010
Cost incurred on uncompleted contracts	$1,227,000	$1,379,000
Estimated earnings	895,000	946,000

Earned revenue	2,122,000	2,325,000
Less billings to date	-	-

Total	$2,122,000	$2,325,000

Total unbilled receivable at June 30, 2011 and 2010 was $2,122,000 and $2,325,000, respectively, and is included in accounts receivable – tenants on the consolidated balance sheet.

Agree Realty Corporation

9.	Notes Payable
Agree Limited Partnership (the “Operating Partnership”) has in place a $55 million Credit Facility with Bank of America, as the agent, which is guaranteed by the Company (the “Credit Facility”).  The Credit Facility was extended in January 2009 and now matures in November 2011.  Advances under the Credit Facility bear interest within a range of one-month to 12-month LIBOR plus 100 basis points to 150 basis points or the lender’s prime rate, at the Company’s option, based on certain factors such as the ratio of the Company’s indebtedness to the capital value of the Company’s properties.  The Credit Facility generally is used to fund property acquisitions and development activities.  As of June 30, 2011, $26,000,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 1.23%.

The Company also has in place a $5 million Line of Credit (“the Line of Credit”) that was extended in October 2009 and now matures in November 2011.  The Line of Credit bears interest at the lender’s prime rate less 75 basis points or 150 basis points in excess of the one-month to 12-month LIBOR rate, at the Company’s option.  The purpose of the Line of Credit is generally to provide working capital and fund land options and start-up costs associated with new projects.  As of June 30, 2011, $1,328,904 was outstanding under the Line of Credit bearing a weighted average interest rate of 2.50%.

10.	Mortgages Payable	Mortgages payable consisted of the following:	June 30, 2011	December 31, 2010

		Note payable in monthly installments of $42,000 plus interest at 150 basis points over LIBOR (1.69% and 1.76% at June 30, 2011 and December 31, 2010, respectively). A final balloon payment in the amount of $22,318,478 is due on July 14, 2013 unless extended for a two year period at the option of the Company	$23,414,828	$23,666,828

		Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	11,931,895	12,433,134

		Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with the final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	10,713,990	10,924,291

		Note payable in monthly installments of $128,205 including interest at 6.20% per annum, with a final monthly payment due November 2018; collateralized by related real estate and tenants’ leases	9,173,789	9,605,696

		Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with the final monthly payment due February 2017; collateralized by related real estate and tenants’ leases	5,633,036	6,036,060

		Note payable in monthly installments of $57,403 including interest at 6.50% per annum, with the final monthly payment due February 2023; collateralized by related real estate and tenant lease	5,622,936	5,781,587

		Note payable in monthly installments of $25,631 including interest at 7.50% per annum, with the final monthly payment due May 2022; collateralized by related real estate and tenant lease	2,310,375	2,354,450

		Note payable in monthly installments of $12,453 including interest at 6.85% per annum, Paid March 31, 2011	-	724,734

		Total	$68,800,849	$71,526,780

Agree Realty Corporation

The Company paid off a note payable in the amount of $704,374 on March 31, 2011.

The Company has six mortgaged properties leased to Borders that serve as collateral for six non-recourse loans, including four mortgages that are cross-defaulted and cross-collateralized (the “Crossed Loans”).  As of the date of this filing, and directly or indirectly because of the Chapter 11 bankruptcy filing of Borders in February 2011, the Company is in default on the six mortgage loans.

The first defaulted loan had a principal amount outstanding of approximately $2.3 million as of June 30, 2011, and is secured by a leasehold interest in the Borders store in Lawrence, Kansas, with 20,000 square feet of GLA.  Borders vacated the store and rejected the lease in April 2011.  The leasehold mortgage has not been paid since April 15, 2011.  While there is a leasehold mortgage on the property, the Company owns the fee interest in the underlying land.  The underlying ground lease is in default, the lender has been notified but has not cured the default.  If the lender does not cure the default, the Company could retain possession of the property, the leasehold mortgage loan could be cancelled and the Company would be relieved of any future obligation under the leasehold mortgage of $2.3 million.

The second defaulted loan had a principal amount outstanding of approximately $5.6 million as of June 30, 2011, and is secured by the Borders corporate headquarters in Ann Arbor, Michigan, with 330,322 square feet of GLA.  The property represented approximately $769,000 of annualized base rent as of June 30, 2011.  To date, Borders has continued to pay its monthly rent for the property.  However, because the Borders bankruptcy constituted an event of default under the applicable loan agreement, the lender notified the Company that it is in default and that our obligations under the loan have been accelerated and that default interest is owing.  As a result of the Borders liquidation program, the Company would not expect to have sufficient cash flow from the property to continue to pay any of the debt service on the loan and may elect not to pay the debt service.

The four defaulted Crossed Loans had an aggregate principal amount outstanding of approximately $9.2 million as of June 30, 2011, and are secured by the Borders stores in Oklahoma City, Oklahoma, Columbia, Maryland and Germantown, Maryland, and one of the Borders stores in Omaha, Nebraska.  In April 2011, Borders vacated the Oklahoma City, Oklahoma store of 24,641 square feet and rejected the lease and stopped making rental payments.  The remaining three locations have an aggregate of 78,503 square feet of GLA and represented approximately $1.0 million of annualized base rent as of June 30, 2011.  While the Chapter 11 bankruptcy filing of Borders is not a direct event of default under the four Crossed Loans, as a result of the Oklahoma City, Oklahoma closure and lease rejection, the Company did not pay $36,410 in monthly debt service for the loan associated with that location, which was due in the months of May, June and July 2011.  In addition, while Borders continued to occupy and pay the monthly rent for the other three locations, due to rental reductions negotiated during the bankruptcy process and approved by the lender, the Company did not have sufficient cash flow to pay $91,198 in monthly debt service due July 1, 2011 for the additional three properties.  The lender has declared all four Crossed Loans in default and accelerated the Company’s obligations thereunder.  As a result of the Borders liquidation program, the Company would not expect to have sufficient cash flow from the properties to continue to pay any of the debt service on the loan and may elect not to pay the debt service.

Agree Realty Corporation

The Company is in active discussions with the lenders for all six non-recourse loans regarding an appropriate course of action. The Company can provide no assurance that its negotiations with the lenders will result in favorable outcomes to it.  Failure to restructure these mortgage obligations could result in foreclosure actions and the loss of the mortgaged properties.  As of June 30, 2011, the net book value plus accumulated depreciation of the six mortgaged properties was approximately $24.1 million, and the aggregate balances on the non-recourse loans amounted to approximately $17.1 million.  Annualized base rents as of June 30, 2011, for the six mortgaged properties, of which only four are currently occupied and paying rent, was approximately $1.8 million, or 5.3% of the Company’s annualized base rent as of June 30, 2011.

Future scheduled annual maturities of mortgages payable for years ending June 30, excluding the effect of mortgage defaults, are as follows: 2012 - $4,418,440; 2013 - $4,641,179; 2014 - $26,671,540; 2015 - $4,648,005; 2016 - $4,962,987 and $23,458,698 thereafter.  The weighted average interest rate at June 30, 2011 and December 31, 2010 was 5.60% and 5.63%, respectively.

11.	Discontinued Operations
During 2010, the Company sold two single tenant properties and entered into a lease termination agreement for one property.  The properties were located in Santa Barbara, California, Marion Oaks, Florida and Aventura, Florida.  Two of the properties were leased to Borders and one property was leased to Walgreens.  During the six months ended June 30, 2010, the Santa Barbara sale provided gross proceeds of approximately $9.8 million and a gain on sale of approximately $5.3 million.  In addition, in January 2011, the Company completed the sale of two Borders stores located in Tulsa, Oklahoma.  The net proceeds on the transaction amounted to approximately $6.5 million and there was no gain or loss on the sale as a $440,000 impairment charge was recorded in 2010 when the property was classified as held for sale.  The results of operations for these properties are presented as discontinued operations in the Company’s Consolidated Statements of Income.  The revenues for the properties were $542,373 and $1,267,195 for the three and six months ended June 30, 2010, respectively, and $-0- and $91,816 for the three and six months ended June 30, 2011, respectively.  The expenses for the properties were $197,671 and $415,612 for the three and six months ended June 30, 2010, respectively, and $-0- and $-0- for the three and six months ended June 30, 2011, respectively.

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

The aggregate fair value of other intangible assets consisting of in-place, at market leases, is estimated based on internally developed methods to determine the respective property values and are included in lease intangible costs in the consolidated balance sheets. Factors considered by management in their analysis include an estimate of costs to execute similar leases and operating costs saved.

Agree Realty Corporation

During 2011, the Company purchased two retail assets for approximately $4.7 million to obtain 100% control of the assets. The aggregate acquisitions were allocated as follows: $2.1 million to land, $2.0 million to buildings and improvements and $.6 million to lease intangible costs. The acquisitions were cash purchases and there were no contingent considerations associated with these acquisitions.

The fair value of intangible assets acquired are amortized to depreciation and amortization on the consolidated statements of income over the remaining term of the respective leases.  The weighted average amortization period for the lease intangible costs is 21.5 years.

13.	Subsequent Event
In July 2011, Borders, unable to sell itself as a going concern, sought and received the bankruptcy court's approval for the liquidation of all of the assets of Borders, including its leases, under Chapter 11 of the Bankruptcy Code. The Borders liquidation was expected to commence for some stores and facilities as soon as July 22, 2011 under a phased program expected to conclude in September 2011.

As of June 30, 2011, we had seven properties leased to Borders, Inc. under triple net leases, including six retail properties and the Borders Group, Inc. corporate headquarters in Ann Arbor, Michigan.  As of June 30, 2011, we had annualized base rent of approximately $3.2 million from Borders, Inc., amounting to approximately 9% of our total annualized base rent (excluding the two subleases that were assigned to us effective July 1, 2011).

The Borders liquidation will negatively affect our future operating results due to the closure of additional Borders locations. Until Borders determines its plan for each of our locations, there will be uncertainty in determining the ultimate impact on our operations. We have been actively marketing all of the Borders locations for potential re-tenanting or disposition.

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

Overview

Agree Realty Corporation is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”). In this report, the terms “Company,” “we,” “our” and “us” and similar terms refer to Agree Realty Corporation and/or its majority owned operating partnership, Agree Limited Partnership (“Operating Partnership”) and/or its majority owned and controlled subsidiaries, including its qualified taxable REIT subsidiaries (“TRS”), as the context may require.  Our assets are held by and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 96.59% and 96.56% interest as of June 30, 2011 and December 31, 2010, respectively.  Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership.  We are operating so as to qualify as a REIT for federal income tax purposes.

We are focused primarily on the ownership, development, acquisition and management of retail properties net leased to national tenants.  We were incorporated in December 1993 to continue and expand the business founded in 1971 by our current Chief Executive Officer and Chairman, Richard Agree.  We specialize in developing retail properties for national tenants who have executed long-term net leases prior to the commencement of construction.  As of June 30, 2011, approximately 87% of our annualized base rent was derived from national tenants and approximately 54% of our annualized base rent was derived from our top three tenants:  Walgreen Co. (“Walgreens”) – 34%; Kmart Corporation – 11% and Borders Group, Inc. (“Borders”) – 9%.

As of June 30, 2011, our portfolio consisted of 81 properties, located in 17 states containing an aggregate of approximately 3.8 million square feet of gross leasable area (“GLA”).  As of June 30, 2011, our portfolio included 69 freestanding net leased properties and 12 community shopping centers that were 96.6% leased in aggregate with a weighted average lease term of approximately 11 years remaining.  Borders currently leases 15.1% of the Company’s GLA.  All of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses, including property taxes, insurance and maintenance.  We believe this strategy provides a generally consistent source of income and cash for distributions.  During the period from July 1, 2011 to December 31, 2011 we have 3 leases that are scheduled to expire assuming that none of the tenants exercise renewal options or terminate their leases prior to the contractual expiration date.  These leases represent 39,399 square feet of GLA and $273,037 of annualized base rent.

Agree Realty Corporation

We expect to continue to grow our asset base through the development and acquisition of retail properties that are leased on a long-term basis to national tenants.  Historically we have focused on development because we believe, based on the historical returns we have been able to achieve, it generally has provided us a higher return on investment than the acquisition of similarly located properties.  However, during 2010, we commenced an aggressive acquisition program to acquire retail properties net leased to national tenants.  Since our initial public offering in 1994, we have developed 60 of our 81 properties, including 48 of our 69 freestanding properties and all 12 of our community shopping centers.  As of June 30, 2011, the properties that we developed accounted for 79% of our annualized base rent.  We expect to continue to expand our existing tenant relationships and diversify our tenant base to include other quality national tenants through the development and acquisition of net leased properties.

The following should be read in conjunction with the Interim Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Form 10-Q.

Borders

As of December 31, 2010, we had 14 properties leased to Borders, Inc. under triple net leases, including 13 retail properties and the Borders Group, Inc. corporate headquarters in Ann Arbor, Michigan.  As of December 31, 2010, we had annualized base rent of approximately $7.4 million from Borders, Inc., amounting to approximately 20% of our total annualized base rent.  In addition, as of December 31, 2010, we owned two additional Borders locations that were occupied by subtenants under sublease agreements with Borders.

In January 2011, we completed the sale of two of our Borders superstores located in Tulsa, Oklahoma.  The properties were sold to an unrelated party for approximately $6.5 million.  The proceeds from the sale were used to pay down amounts outstanding under our credit facilities.

On February 16, 2011, Borders filed a petition for reorganization relief under Chapter 11 of the Bankruptcy Code.  The Chapter 11 petition for relief was filed in the U.S. Bankruptcy Court, Southern District of New York.  In connection with the Chapter 11 bankruptcy filing, Borders announced that it would undertake a strategic Store Reduction Program and identified certain underperforming stores, equivalent to approximately 30% of its national store network, that would be closed.  In connection with the Store Reduction Program, in April 2011, Borders closed stores and rejected leases at five locations where it leased space from us, representing approximately $2.6 million of our annualized base rent as of March 31, 2011. The locations of the five stores on the Borders store closing list were: Columbus, Ohio; Monroeville, Pennsylvania; Wichita, Kansas; Oklahoma City, Oklahoma and Lawrence, Kansas.  In July 2011, we leased the former Borders location in Wichita, Kansas to Vitamin Cottage Natural Food Markets, Inc. The new tenant plans to open a Natural Grocers by Vitamin Cottage store in the location.  We have been marketing the other four closed stores for potential re-tenanting or disposition.

As discussed above, two of our Borders locations were occupied by subtenants under sublease agreements with Borders.  In connection with the Chapter 11 bankruptcy proceedings, effective July 1, 2011, our affiliates took control of the two properties and assignment of those subleases.  We expect these locations will generate approximately $557,000 in annual base rental revenues, plus approximately $300,000 of non-cash rentals, which represents a 73% increase in annual base rent from the two locations. We waived certain bankruptcy rejection damage claims against Borders for its unencumbered stores to facilitate this transaction, and Borders is no longer obligated under the two leases.  The two properties are located in Boynton Beach, Florida (subleased to Off Broadway Shoes) and Indianapolis, Indiana (subleased to Simply Amish Furniture).  We also have the ability to develop a 16,000 square foot building adjacent to the Boynton Beach property.

In June 2011, in conjunction with Borders Chapter 11 bankruptcy proceedings, we successfully negotiated rental reductions at various properties leased to Borders in an effort to keep these stores operating.  We negotiated rental reductions of approximately 30% for three of the retail properties located in Norman, Oklahoma, Omaha, Nebraska and Ann Arbor, Michigan.  The leases for these properties now provide for annual rentals amounting to approximately $1.4 million, including approximately $700,000 of non-cash rentals, retroactive to March 1, 2011.  In addition, with lender approval, we negotiated rental reductions of approximately 31% for three of our encumbered properties located in Columbia, Maryland, Germantown, Maryland and Omaha, Nebraska.  The leases for these properties now provide for annual rentals of approximately $1 million, retroactive to March 1, 2011.  These three properties are encumbered by non-recourse loans, which are cross-collateralized and cross-defaulted with a fourth property in Oklahoma City, Oklahoma, which has been closed by Borders.  See “—Liquidity and Capital Resources.”

Agree Realty Corporation

In July 2011, Borders, unable to sell itself as a going concern, sought and received the bankruptcy court's approval for the liquidation of all of the assets of Borders, including its leases, under Chapter 11 of the Bankruptcy Code. The Borders liquidation was expected to commence for some stores and facilities as soon as July 22, 2011 under a phased program expected to conclude in September 2011.

As of June 30, 2011, we had seven properties leased to Borders, Inc. under triple net leases, including six retail properties and the Borders Group, Inc. corporate headquarters in Ann Arbor, Michigan.  As of June 30, 2011, we had annualized base rent of approximately $3.2 million from Borders, Inc., amounting to approximately 9% of our total annualized base rent (excluding the two subleases that were assigned to us effective July 1, 2011).

The Borders liquidation will negatively affect our future operating results due to the closure of additional Borders locations. Until Borders determines its plan for each of our locations, there will be uncertainty in determining the ultimate impact on our operations. We have been actively marketing all of the Borders locations for potential re-tenanting or disposition.

Recent Accounting Pronouncements

As of June 30, 2011, the impact of recent accounting pronouncements on our business is not considered to be material.

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

Minimum rental income attributable to leases is recorded on a straight-line basis over the lease term.  Certain leases provide for additional percentage rents based on tenants’ sales volumes.  These percentage rents are recognized when determinable by us.

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

We have established TRS entities pursuant to the provisions of the REIT Modernization Act.  Our TRS entities are able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations.  As a result, certain of our activities which occur within our TRS entities are subject to federal and state income taxes.  As of June 30, 2011 and December 31, 2010, we had accrued a deferred income tax amount of $705,000. In addition, we have recognized income tax expense of $276,000 and $93,000 for the six months ended June 30, 2011 and year ended December 31, 2010, respectively.

Comparison of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010

Minimum rental income increased $344,000, or 4%, to $8,294,000 in 2011, compared to $7,950,000 in 2010. Rental income increased $788,000 due to the acquisition of various properties, including the acquisition of CVS drug stores in Atchison, Kansas and Johnstown, Ohio in June 2010, Lake in the Hills, Illinois in August 2010 and Mansfield, Connecticut in November 2010, the acquisition of a PNC Bank branch in Antioch, Illinois and a Lowes Home Improvement store in Concord, North Carolina in November 2010, a Kohls in Tallahassee, Florida and Chase bank branch in Spring Grove, Illinois in December 2010, and an AT&T store in Wilmington, North Carolina in January 2011.  The increase also resulted from rental increases of $479,000 related to the development of Walgreens drug stores in Ann Arbor, Michigan in September 2010, Atlantic Beach, Florida in October 2010, and St. Augustine Shores, Florida in November 2010, along with the redevelopment of Dick’s Sporting Goods in Boynton Beach, Florida in October 2010. Rental revenue decreased $540,000 due to the closure of five Borders stores in April 2011 and $299,000 due to rental reductions at various Borders stores.  In addition, rental income decreased $84,000 as a result of other rent adjustments.

Percentage rents were $5,000 in 2011 compared to $13,000 in 2010.

Operating cost reimbursements increased $121,000, or 19%, to $762,000 in 2011, compared to $641,000 in 2010. Operating cost reimbursements increased due to the change in real estate taxes and property operating expenses explained below.

We earned development fee income of $483,000 in 2011 related to a project in Berkeley, California and $139,000 in 2010 related to a project in Oakland, California.  There are no additional development fee projects currently anticipated.

Other income increased to $61,000 in 2011, compared to $17,000 in 2010.

Real estate taxes increased $284,000, or 56%, to $791,000 in 2011, compared to $507,000 in 2010. The change was the result of the acquisition of additional properties of $43,000, $211,000 related to properties leased to Borders which taxes were formerly paid directly by Borders, $34,000 related to the closure of five stores leased to Borders and other decreases of $4,000.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $58,000, or 18%, to $388,000 in 2011, compared to $330,000 in 2010. The increase was the result of:  a decrease in shopping center maintenance costs of $17,000; an increase in snow removal costs of $29,000, an increase in utility costs of $40,000 including utilities for vacant spaces; and an increase in insurance costs of $6,000 in 2011 versus 2010.

Agree Realty Corporation

Land lease payments increased $158,000, or 163%, to $255,000 in 2011, compared to $97,000 for 2010.  The increase was the result of the completion of a Walgreens drugstore in Ann Arbor, Michigan, the acquisition of a Kohls in Tallahassee, Florida and the underlying ground lease related to a Borders property.

General and administrative expenses increased by $319,000, or 27%, to $1,521,000 in 2011, compared to $1,202,000 in 2010. The increase in general and administrative expenses was the result of increased employee costs of $120,000, increased income tax expenses in our TRS entities of $208,000 offset by a decrease in  other costs of $9,000.  General and administrative expenses as a percentage of total rental income (minimum and percentage rents) increased from 14.13% for 2010 to 18.33% for 2011.

Depreciation and amortization increased $212,000, or 15%, to $1,621,000 in 2011, compared to $1,409,000 in 2010.  The increase was the result of the development of three properties in 2010 and the acquisition of properties in 2010 and 2011 offset in part due to the discontinued operations.

Interest expense increased $82,000, or 7%, to $1,206,000 in 2011, compared to $1,124,000 in 2010. The increase in interest expense is a result the higher level of borrowings due to the development and acquisition of properties.

Income from discontinued operations was $-0- in 2011 compared to $345,000 in 2010, as a result of the sale of the Santa Barbara, California Borders store in March 2010, the sale of the Walgreens store in Marion Oaks, Florida in October 2010, the sale of the Aventura property in October 2010 and the sales of the two Borders stores in Tulsa, Oklahoma in January 2011.

Our net income decreased $608,000, or 14%, to $3,823,000 in 2011 from $4,431,000 in 2010 as a result of the foregoing factors.

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

Minimum rental income increased $1,509,000, or 10%, to $17,351,000 in 2011, compared to $15,842,000 in 2010. Rental income increased $1,582,000 due to the acquisition of various properties, including the acquisition of CVS drug stores in Atchison, Kansas and Johnstown, Ohio in June 2010, Lake in the Hills, Illinois in August 2010 and Mansfield, Connecticut in November 2010, the acquisition of a PNC Bank branch in Antioch, Illinois and a Lowes Home Improvement store in Concord, North Carolina in November 2010, a Kohls in Tallahassee, Florida and Chase bank branch in Spring Grove, Illinois in December 2010, and an AT&T store in Wilmington, North Carolina in January 2011.  The increase also resulted from rental increases of $955,000 related to the development of Walgreens drug stores in Ann Arbor, Michigan in September 2010, Atlantic Beach, Florida in October 2010, and St. Augustine Shores, Florida in November 2010, along with the redevelopment of Dick’s Sporting Goods in Boynton Beach, Florida in October 2010. Rental revenue decreased $542,000 due to the closure of five Borders stores in April 2011 and $413,000 due to rental reductions at various Borders stores.  In addition, rental income decreased $73,000 as a result of other rent adjustments.

Percentage rents increased from $13,000 in 2010 to $21,000 in 2011.

Operating cost reimbursements increased $191,000, or 15%, to $1,501,000 in 2011, compared to $1,310,000 in 2010. Operating cost reimbursements increased due to the change in real estate taxes and property operating expenses explained below.

We earned development fee income of $895,000 in 2011 related to a project in Berkeley, California.  There was $536,000 of development fee income in 2010.  There are no additional development fee projects currently anticipated.

Other income increased to $84,000 in 2011, compared to $35,000 in 2010.

Real estate taxes increased $409,000, or 41%, to $1,406,000 in 2011, compared to $997,000 in 2010.  The change was the result of the acquisition of additional properties of $120,000, $211,000 related to properties leased to Borders which taxes were formerly paid directly by Borders, $76,000 related to the closure of five stores leased to Borders and other increases of $2,000.

Agree Realty Corporation

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $83,000, or 11%, to $809,000 in 2011, compared to $726,000 in 2010. The increase was primarily the result of: an increase in snow removal costs of $41,000; a decrease in shopping center maintenance costs of $5,000; an increase in utility costs of $36,000 including utilities for vacant spaces; and an increase in insurance costs of $11,000 in 2011 versus 2010.

Land lease payments increased $288,000, or 148%, to $482,000 in 2011, compared to $194,000 for 2010.  The increase was the result of the completion of a Walgreens drugstore in Ann Arbor, Michigan, the acquisition of a Kohls in Tallahassee, Florida and the underlying ground lease related to a Borders property.

General and administrative expenses increased by $509,000, or 21%, to $2,963,000 in 2011, compared to $2,454,000 in 2010. The increase in general and administrative expenses was the result of increased employee costs of $224,000, and income tax expenses in our TRS entities of $172,000, increased legal costs of $125,000, offset by decreases of $12,000 of other expenses. General and administrative expenses as a percentage of total rental income (minimum and percentage rents) increased from 14.33% for 2010 to 16.97% for 2011.

Depreciation and amortization increased $497,000, or 18%, to $3,249,000 in 2011, compared to $2,752,000 in 2010.  The increase was the result of the development of three properties in 2010, the redevelopment of one property in 2010 and the acquisition of nine properties in 2010 and two properties in 2011.

Interest expense increased $117,000, or 5%, to $2,511,000 in 2011, compared to $2,394,000 in 2010. The increase in interest expense is a result of the higher levels of borrowings for the acquisition and development of properties.

We recognized a gain of $5,328,000 on the sale of our Borders Books store located in Santa Barbara, California in 2010.  There was no gain on sales in 2011.

Income from discontinued operations decreased to $92,000 in 2011, from $852,000 in 2010, as a result of the sale of the Santa Barbara, California Borders store in March 2010, the sale of the Walgreens store in Marion Oaks, Florida in October 2010, the sale of the Aventura property in October 2010 and the sales of the two Borders stores in Tulsa, Oklahoma in January 2011.

Our net income decreased $5,877,000, or 41%, to $8,523,000 in 2011 from $14,400,000 in 2010 as a result of the foregoing factors.

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

We intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to total market capitalization of 65% or less.  Nevertheless, we may operate with debt levels which are in excess of 65% of total market capitalization for extended periods of time.  At June 30, 2011, our ratio of indebtedness to total market capitalization was approximately 30%.

During the quarter ended June 30, 2011, we declared a quarterly dividend of $0.40 per share. We paid the dividend on July 12, 2011 to holders of record on June 30, 2011.

Our cash flows from operations increased $357,000 to $11,307,000 for the six months ended June 30, 2011,   compared to $10,950,000 for the six months ended June 30, 2010.  Cash provided by investing activities increased $6,226,000 to $2,262,000 in 2011, compared to ($3,964,000) in 2010.  Cash used in financing activities increased $5,994,000 to $13,311,000 in 2011, compared to $7,317,000 in 2010.

As of June 30, 2011, we had total mortgage indebtedness of $68,800,849. Of this total mortgage indebtedness, $45,386,021 is fixed rate, self-amortizing debt with a weighted average interest rate of 6.56%.  The remaining mortgage debt of $23,414,828 bears interest at 150 basis points over LIBOR or 1.69% as of June 30, 2011 and has a maturity date of July 14, 2013, which can be extended at our option for two additional years.  In January 2009, we entered into an interest rate swap agreement that fixes the interest rate during the initial term of the variable-interest mortgage at 3.744%.

As discussed above under “Overview—Borders,” in July 2011, Borders, unable to sell itself as a going concern, sought and received the bankruptcy court's approval for the liquidation of all of the assets of Borders, including its leases, under Chapter 11 of the Bankruptcy Code.  As of June 30, 2011, we had seven properties leased to Borders, Inc. under triple net leases, including six retail properties and the Borders Group, Inc. corporate headquarters in Ann Arbor, Michigan.  As of June 30, 2011, we had annualized base rent of approximately $3.2 million from Borders, Inc., amounting to approximately 9% of our total annualized base rent (excluding the two subleases that were assigned to us effective July 1, 2011). Borders expects to close all of its remaining stores by September 2011. We have six mortgaged properties leased to Borders that serve as collateral for six non-recourse loans, including four mortgages that are cross-defaulted and cross-collateralized (the “Crossed Loans”).  As of the date of this filing, and directly or indirectly because of the Chapter 11 bankruptcy filing of Borders in February 2011, we are in default on the six mortgage loans.

The first defaulted loan had a principal amount outstanding of approximately $2.3 million as of June 30, 2011, and is secured by a leasehold interest in the Borders store in Lawrence, Kansas, with 20,000 square feet of GLA.  Borders vacated the store and rejected the lease in April 2011.  The leasehold mortgage has not been paid since April 15, 2011.  While there is a leasehold mortgage on the property, we own the fee interest in the underlying land.  The underlying ground lease is in default, and the lender has been notified but has not cured the default.  If the lender does not cure the default, we could retain possession of the property, the leasehold mortgage loan could be cancelled and we would be relieved of any future obligation under the leasehold mortgage of $2.3 million.

Agree Realty Corporation

The second defaulted loan had a principal amount outstanding of approximately $5.6 million as of June 30, 2011, and is secured by the Borders corporate headquarters in Ann Arbor, Michigan, with 330,322 square feet of GLA.  The property represented approximately $769,000 of annualized base rent as of June 30, 2011.  To date, Borders has continued to pay its monthly rent for the property.  However, because the Borders bankruptcy constituted an event of default under the applicable loan agreement, the lender notified us that we are in default and that our obligations under the loan have been accelerated and that default interest is owing.  As a result of the Borders liquidation program, we would not expect to have sufficient cash flow from the property to continue to pay any of the monthly debt service on the loan and may elect not to pay the debt service.

The four defaulted Crossed Loans had an aggregate principal amount outstanding of approximately $9.2 million as of June 30, 2011, and are secured by the Borders stores in Oklahoma City, Oklahoma, Columbia, Maryland and Germantown, Maryland, and one of the Borders stores in Omaha, Nebraska.  In April 2011, Borders vacated the Oklahoma City, Oklahoma store of 24,641 square feet of GLA, rejected the lease and stopped making rental payments.  The remaining three locations have an aggregate of 78,503 square feet of GLA and represented approximately $1.0 million of annualized base rent as of June 30, 2011.  While the Chapter 11 bankruptcy filing of Borders is not a direct event of default under the four Crossed Loans, as a result of the Oklahoma City, Oklahoma closure and lease rejection, we did not pay $36,410 in monthly debt service for the loan associated with that location, which was due in the months of May, June and July 2011.  In addition, while Borders continued to occupy and pay the monthly rent for the other three locations, due to rental reductions negotiated during the bankruptcy process and approved by the lender, we did not have sufficient cash flow to pay $91,198 in monthly debt service due July 1, 2011 for the additional three properties.  The lender has declared all four Crossed Loans in default and accelerated our obligations thereunder.  As a result of the Borders liquidation program, we do not expect to have sufficient cash flow from the properties to continue to pay any of the monthly debt service on the Crossed Loans and may elect not to pay the debt service.

We are in active discussions with the lenders for all six non-recourse loans regarding an appropriate course of action. We can provide no assurance that our negotiations with the lenders will result in favorable outcomes to us. Failure to restructure these mortgage obligations could result in foreclosure actions and the loss of the mortgaged properties.  As of June 30, 2011, the net book value plus accumulated depreciation of the six mortgaged properties was approximately $24.1 million, and the aggregate balances on the non-recourse loans amounted to approximately $17.1 million.  Annualized base rents as of June 30, 2011, for the six mortgaged properties, of which only four are currently occupied and paying rent, was approximately $1.8 million, or 5.3% of our total annualized base rent as of June 30, 2011.

In addition, the Operating Partnership has in place the $55 million Credit Facility with Bank of America, as the agent, which is guaranteed by us.  The Credit Facility was extended in January 2009 and now matures in November 2011.  Advances under the Credit Facility bear interest within a range of one-month to 12-month LIBOR plus 100 basis points to 150 basis points or the lender’s prime rate, at our option, based on certain factors such as the ratio of our indebtedness to the capital value of our properties.  The Credit Facility generally is used to fund property acquisitions and development activities.  As of June 30, 2011, $26,000,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 1.23%.  The Borders bankruptcy is not an event of default under the Credit Facility, and we have approximately $29 million in borrowing capacity remaining under the facility.

We also have in place the $5 million Line of Credit that was extended in October 2009 and now matures in November 2011.  The Line of Credit bears interest at the lender’s prime rate less 75 basis points or 150 basis points in excess of the one-month to 12-month LIBOR rate, at our option.  The purpose of the Line of Credit is generally to provide working capital and fund land options and start-up costs associated with new projects.  As of June 30, 2011, $1,328,904 was outstanding under the Line of Credit bearing a weighted average interest rate of 2.50%.

We are currently negotiating with financial institutions regarding the extension of the Credit Facility and Line of Credit or the establishment of replacement facilities.  The Company’s existing credit facilities currently have interest rate spreads that are below spreads anticipated to be negotiated as part of the new facilities.  The increase in the interest rate spreads would be expected to cause an increase in interest expense for comparable level of borrowings.

Agree Realty Corporation

The following table outlines our contractual obligations, without regard to possible defaults, as of June 30, 2011 for the periods presented below (in thousands).

	Total	July 1, 2011 – June 30, 2012	July 1, 2012 – June 30, 2014	July 1, 2014 – June 30, 2016	Thereafter
Mortgages Payable	$68,801	$4,418	$31,313	$9,611	$23,459
Notes Payable	27,329	27,329	—	—	—
Land Lease Obligation	24,429	1,007	2,038	2,073	19,311
Estimated Interest Payments on Mortgages and Notes Payable	18,762	3,959	5,886	3,741	5,176
Other Long-Term Liabilities	—	—	—	—	—
Total	$139,321	$36,713	$39,237	$15,425	$47,946

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

Agree Realty Corporation

The following table provides a reconciliation of FFO and net income for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010

Net income	$3,823,333	$4,431,459
Depreciation of real estate assets	1,580,900	1,444,212
Amortization of leasing costs	26,986	19,762
Loss on sale of asset	-	3,352
Funds from Operations	$5,431,219	$5,898,785

Weighted Average Shares and Operating Partnership Units Outstanding – Dilutive	10,003,540	9,697,315

	Six Months Ended June 30,
	2011	2010

Net income	$8,523,393	$14,399,940
Depreciation of real estate assets	3,172,951	2,845,003
Amortization of leasing costs	52,287	38,789
Gain on sale of asset	-	(5,328,333)
Funds from Operations	$11,748,631	$11,955,399

Weighted Average Shares and Operating Partnership Units Outstanding – Dilutive	10,004,218	9,081,813

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Agree Realty Corporation

	Year ended June 30,
	2012	2013	2014	2015	2016	Thereafter	Total

Fixed rate mortgage	$3,886	$4,077	$4,353	$4,648	$4,963	$23,459	$45,386
Average interest rate	6.56%	6.56%	6.56%	6.56%	6.56%	6.56%	—
Variable rate mortgage	$532	$564	$22,319	—	—	—	$23,415
Average interest rate	3.74%	3.74%	3.74%	—	—	—	—
Other variable rate debt	$27,329	—	—	—	—	—	$27,329
Average interest rate	1.30%	—	—	—	—	—	—

The fair value (in thousands) is estimated at $45,868, $22,301 and $27,329 for fixed rate mortgages, variable rate mortgage and other variable rate debt, respectively, as of June 30, 2011.

The table above incorporates those exposures that exist as of June 30, 2011; it does not consider those exposures or positions, which could arise after that date.  As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

We entered into an interest rate swap agreement to hedge interest rates on $24.5 million in variable-rate borrowings outstanding. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on 1.5% plus one-month LIBOR and will pay to the counterparty a fixed rate of 3.744%. This swap effectively converted $24.5 million of variable-rate borrowings to fixed-rate borrowings.  As of June 30, 2011, the interest rate swap was valued at a liability of $780,871.  We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of June 30, 2011.

As of June 30, 2011, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an annual increase in interest expense of approximately $273,000.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Agree Realty Corporation

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not presently involved in any litigation nor, to our knowledge, is any other litigation threatened against us, except for routine litigation arising in the ordinary course of business which is expected to be covered by our liability insurance.

ITEM 1A.	RISK FACTORS

Other than the following, there were no material changes in our risk factors set forth under Item 1A of Part I of our most recently filed Form 10-K.

We rely significantly on three major tenants, and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.

As of June 30, 2011, we derived approximately 54% of our annualized base rent from three major tenants:

•	approximately 34% of our annualized base rent was from Walgreen;

•	approximately 11% of our annualized based rent was from Kmart; and

•	approximately 9% of our annualized base rent was from Borders.

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

In July 2011, Borders, unable to sell itself as a going concern, sought and received the bankruptcy court's approval for the liquidation of all of the assets of Borders, including its leases, under Chapter 11 of the Bankruptcy Code. The Borders liquidation was expected to commence for some stores and facilities as soon as July 22, 2011, under a phased program expected to conclude in September 2011. As of June 30, 2011, we had seven properties leased to Borders, Inc. under triple net leases, including six retail properties and the Borders Group, Inc. corporate headquarters in Ann Arbor, Michigan.  As of June 30, 2011, we had annualized base rent of approximately $3.2 million from Borders, Inc., amounting to approximately 9% of our total annualized base rent (excluding the two subleases that were assigned to us effective July 1, 2011). The Borders liquidation will negatively affect our future operating results due to the closure of these additional Borders locations. Until Borders determines its plan for each of our locations, there will be uncertainty in determining the ultimate impact on our operations. We have been actively marketing all of the Borders locations for potential re-tenanting or disposition.  We may have difficulty obtaining a new tenant for any vacant Border property. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash available to be distributed to stockholders.  In addition, the resale value of a Borders property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

In addition, because Borders is a significant tenant, negative information about the Borders liquidation may adversely affect the market and price of our common stock.

Leveraging our portfolio subjects us to increased risk of loss, including loss of properties in the event of a foreclosure.

At June 30, 2011, our ratio of indebtedness to total market capitalization (assuming conversion of OP units) was approximately 30%.  The use of leverage presents an additional element of risk in the event that (1) the cash flow from lease payments on our properties is insufficient to meet debt obligations, (2) we are unable to refinance our debt obligations as necessary or on as favorable terms or (3) there is an increase in interest rates.  If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the property could be foreclosed upon with a consequent loss of income and asset value to us.  Under the “cross-default” provisions contained in mortgages encumbering some of our properties, our default under a mortgage with a lender would result in our default under mortgages held by the same lender on other properties resulting in multiple foreclosures.

Agree Realty Corporation

As discussed in more detail above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have six mortgaged properties leased to Borders that serve as collateral for six non-recourse loans, including four mortgages that are cross-defaulted and cross-collateralized.  As of June 30, 2011, the net book value plus accumulated depreciation of the six mortgaged properties was approximately $24.1 million, and the aggregate balances on the non-recourse loans amounted to approximately $17.1 million.  Annualized base rents as of June 30, 2011, for the six mortgaged properties, of which only four are currently occupied and paying rent, was approximately $1.8 million, or 5.3% of our total annualized base rents as of June 30, 2011.  As of the date of this filing, and directly or indirectly because of the Chapter 11 bankruptcy filing of Borders in February 2011, we are in default on the six mortgage loans. We are in the process of commencing negotiations with lenders for all six loans regarding an appropriate course of action.  We can provide no assurance that our negotiations with the lenders will result in favorable outcomes to us.  Failure to restructure our mortgage obligations could result in foreclosure actions and loss of the mortgaged properties.  In addition, as a result of cross-collateralization or cross-default provisions contained in certain of our mortgage loans, a default under one mortgage loan could result in a default on other indebtedness and cause us to lose other better performing properties, which could materially and adversely affect our financial condition and results of operations.

We intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to total market capitalization of 65% or less.  Nevertheless, we may operate with debt levels which are in excess of 65% of total market capitalization for extended periods of time.  Our organization documents contain no limitation on the amount or percentage of indebtedness which we may incur.  Therefore, our board of directors, without a vote of the stockholders, could alter the general policy on borrowings at any time.  If our debt capitalization policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our operating cash flow and our ability to make expected distributions to stockholders, and could result in an increased risk of default on our obligations.

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

As of the quarter ended June 30, 2011, all items required to be disclosed under Form 8-K were reported under Form 8-K.

As discussed above under “Management’s Discussion of Financial Condition and Results of Operations – Liquidity and Capital Resources,” we have six mortgaged properties leased to Borders that serve as collateral for six non-recourse loans, including the four Crossed Loans.  On August 2, 2011, we received notice that the lender has declared all four Crossed Loans in default and has accelerated our obligations thereunder.

The four defaulted Crossed Loans had an aggregate principal amount outstanding of approximately $9.2 million as of June 30, 2011, have an interest rate of 6.20% per annum, and are secured by the Borders stores in Oklahoma City, Oklahoma, Columbia, Maryland and Germantown, Maryland, and one of the Borders stores in Omaha, Nebraska.  The loans mature in November 2018.

In April 2011, Borders vacated the Oklahoma City, Oklahoma store of 24,641 square feet of GLA, rejected the lease and stopped making rental payments. The remaining three locations have an aggregate of 78,503 square feet of GLA and represented approximately $1.0 million of annualized base rent as of June 30, 2011. While the Chapter 11 bankruptcy filing of Borders is not a direct event of default under the four Crossed Loans, as a result of the Oklahoma City, Oklahoma closure and lease rejection, we did not pay $36,410 in monthly debt service for the loan associated with that location, which was due in the months of May, June and July 2011. In addition, while Borders continued to occupy and pay the monthly rent for the other three locations, due to rental reductions negotiated during the bankruptcy process and approved by the lender, we did not have sufficient cash flow to pay $91,198 in monthly debt service due July 1, 2011 for the additional three properties.

Pursuant to the notice of default, the principal of and the interest accrued on the Crossed Loans has immediately become due and payable, regardless of the maturity date.  In addition, any sums not paid when due, whether maturing by lapse of time or by reason of acceleration of the loan, bear interest at the lesser of either (i) the highest rate of interest then allowed by applicable law, or (b) the then applicable interest rate (6.20% per annum) plus 500 basis points per annum.  As a result of the Borders liquidation program, we do not expect to have sufficient cash flow from the properties to continue to pay any of the monthly debt service on the Crossed Loans and may elect not to pay the debt service.

We are in active discussions with the lenders for all six non-recourse loans regarding an appropriate course of action.  We can provide no assurance that our negotiations with the lenders will result in favorable outcomes to us.  Failure to restructure these mortgage obligations could result in foreclosure actions and the loss of the mortgaged properties.

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

*101
The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text.

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

__________________
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

Date:       August 5, 2011