Form 10-Q
period 2011-09-30
AGREE REALTY CORP
filed 2011-11-04
CIK 917251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

As of November 3, 2011, the Registrant had 9,851,914 shares of common stock, $0.0001 par value, outstanding.

Agree Realty Corporation

Form 10-Q

Index

		Page

Part I:	Financial Information

Item 1.	Interim Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	1-2

	Consolidated Statements of Income (Unaudited) for the three months ended September 30, 2011 and 2010	3

	Consolidated Statements of Income (Unaudited) for the nine months ended September 30, 2011 and 2010	4

	Consolidated Statement of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2011	5

	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2011 and 2010	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

Part II:	Other Information

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27-28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	{Removed and Reserved}	28

Item 5	Other Information	28

Item 6.	Exhibits	29

Signatures		30

Part I – Financial Information
Item 1 – Interim Consolidated Financial Statements

Agree Realty Corporation

Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)

Assets

Real Estate Investments
Land	$106,695,191	$103,693,227
Buildings	225,795,912	227,645,287
Less accumulated depreciation	(70,613,083)	(66,111,215)
	261,878,020	265,227,299
Property under development	420,518	359,299
Property held for sale, net	—	6,522,821

Net Real Estate Investments	262,298,538	272,109,419

Cash and Cash Equivalents	886,787	593,281

Accounts Receivable - Tenants, net of allowance of $35,000 at September 30, 2011 and December 31, 2010	2,669,506	1,330,129

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $5,584,486 and $5,392,802 at September 30, 2011 and December 31, 2010, respectively	1,012,294	1,133,194
Leasing costs, net of accumulated amortization of $1,175,117 and $934,399 at September 30, 2011 and December 31, 2010, respectively	722,174	812,295
Lease intangibles costs, net of accumulated amortization of $429,369 and $50,479 at September 30, 2011 and December 31, 2010 respectively	13,531,175	8,152,248

Other Assets	902,043	911,801

	$282,022,517	$285,042,367
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)

Liabilities and Stockholders’ Equity

Mortgages Payable	$65,706,733	$71,526,780

Notes Payable	43,384,904	28,380,254

Dividends and Distributions Payable	4,068,677	5,145,740

Deferred Revenue	2,510,008	9,345,754

Accrued Interest Payable	474,429	221,154

Accounts Payable
Capital expenditures	54,321	286,078
Operating	1,635,662	1,427,718

Interest Rate Swap	759,200	793,211

Deferred Income Taxes	705,000	705,000

Tenant Deposits	93,234	80,402

Total Liabilities	119,392,168	117,912,091

Stockholders’ Equity
Common stock, $0.0001 par value; 13,350,000 shares authorized, 9,851,914 and 9,759,014 shares issued and outstanding, respectively	986	976
Excess stock, $0.0001 par value, 6,500,000 shares authorized, 0 shares issued and outstanding	—	—
Series A junior participating preferred stock, $0.0001 par value, 150,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	180,747,115	179,705,353
Deficit	(20,089,451)	(14,702,252)
Accumulated other comprehensive income (loss)	(731,884)	(764,735)
Total stockholders’ equity—Agree Realty Corporation	159,926,766	164,239,342
Non-controlling interest	2,703,583	2,890,934

Total Stockholders’ Equity	162,630,349	167,130,276

	$282,022,517	$285,042,367
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Income (Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010

Revenues
Minimum rents	$14,269,539	$8,137,049
Percentage rents	564	7,843
Operating cost reimbursements	849,146	590,089
Development fee income	-	47,000
Other income	28,132	28,093
Total Revenues	15,147,381	8,810,074
Operating Expenses
Real estate taxes	870,568	455,382
Property operating expenses	377,777	396,900
Land lease payments	254,703	96,825
General and administrative	1,092,809	1,150,538
Depreciation and amortization	1,909,438	1,437,439
Impairment charge	13,500,000	-

Total Operating Expenses	18,005,295	3,537,084

Income (Loss) From Operations	(2,857,914)	5,272,990

Other Income (Expense)
Interest expense, net	(1,357,661)	(1,097,823)
Gain on extinguishment of debt	2,360,231	-

Income (Loss) Before Discontinued Operations	(1,855,344)	4,175,167
Gain (loss) on sale of asset from discontinued operations	-	-
Income from discontinued operations	-	365,401

Net Income (Loss)	(1,855,344)	4,540,568

Less Net Income (Loss) Attributable to Non-Controlling Interest	61,823	(148,960)

Net Income (Loss) Attributable to Agree Realty Corporation	$(1,793,521)	$4,391,608

Earnings Per Share – Basic	$(0.19)	$0.46

Earnings Per Share – Dilutive	$(0.19)	$0.46

Dividend Declared Per Share	$0.40	$0.51

Weighted Average Number of Common Shares Outstanding – Basic	9,635,835	9,580,928

Weighted Average Number of Common Shares Outstanding – Dilutive	9,666,791	9,618,240
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Income (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010

Revenues
Minimum rents	$31,620,261	$23,979,020
Percentage rents	21,972	20,842
Operating cost reimbursements	2,350,082	1,900,483
Development fee income	894,693	582,904
Other income	111,682	62,696
Total Revenues	34,998,690	26,545,945
Operating Expenses
Real estate taxes	2,276,250	1,452,046
Property operating expenses	1,187,197	1,122,616
Land lease payments	736,567	290,475
General and administrative	4,055,730	3,604,296
Depreciation and amortization	5,158,106	4,175,992
Impairment charge	13,500,000	-

Total Operating Expenses	26,913,850	10,645,425

Income From Operations	8,084,840	15,900,520

Other Expense
Interest expense, net	(3,868,838)	(3,491,709)
Gain on extinguishment of debt	2,360,231	-

Income Before Discontinued Operations	6,576,233	12,408,811
Gain on sale of asset from discontinued operations	-	5,328,333
Income from discontinued operations	91,816	1,203,364

Net Income	6,668,049	18,940,508

Less Net Income Attributable to Non-Controlling Interest	(228,630)	(691,413)

Net Income Attributable to Agree Realty Corporation	$6,439,419	$18,249,095

Earnings Per Share – Basic	$.67	$2.03

Earnings Per Share – Dilutive	$.67	$2.02

Dividend Declared Per Share	$1.20	$1.53

Weighted Average Number of Common Shares Outstanding – Basic	9,632,744	9,000,649

Weighted Average Number of Common Shares Outstanding – Dilutive	9,669,349	9,034,629
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statement of Stockholders’ Equity (Unaudited)

			Additional			Accumulated Other
	Common Stock		Paid-In	Non-Controlling		Comprehensive
	Shares	Amount	Capital	Interest	Deficit	Income (loss)

Balance, January 1, 2011	9,759,014	$976	$179,705,353	$2,890,934	$(14,702,252)	$(764,735)

Issuance of shares under the Equity Incentive Plan	105,050	10	—	—	—	—

Forfeiture of shares	(12,150)	—	—	—	—	—

Vesting of restricted stock	—	—	1,041,762	—	—	—

Dividends and distributions declared for the period January 1, 2011 to September 30, 2011	—	—	—	(417,141)	(11,826,618)	—
Other comprehensive income (loss)	—	—	—	1,160	—	32,851
Net income for the period January 1, 2011 to September 30, 2011	—	—	—	228,630	6,439,419	—

Balance, September 30, 2011	9,851,914	$986	$180,747,115	$2,703,583	$(20,089,451)	$(731,884)

See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010

Cash Flows From Operating Activities
Net income	$6,668,049	$18,940,508
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,538,498	4,333,591
Amortization	811,292	266,258
Stock-based compensation	1,041,762	864,000
Impairment charge	13,500,000	-
Gain on extinguishment of debt	(2,360,231)	-
Gain on sale of asset	-	(5,328,333)
(Increase) Decrease in accounts receivable	(1,339,377)	1,191,299
(Increase) Decrease in other assets	81,064	(728,226)
(Increase) Decrease in accounts payable	205,451	(705,142)
Decrease in deferred revenue	(6,835,746)	(517,162)
Increase (Decrease) in accrued interest	253,275	785
Increase (Decrease) in tenant deposits	12,832	(13,483)

Net Cash Provided By Operating Activities	16,576,869	18,304,095

Cash Flows From Investing Activities
Acquisition of real estate investments (including capitalized interest of $-0- in 2011 and $288,477 in 2010)	(20,525,240)	(21,051,638)
Proceeds from sale of asset	6,522,821	9,761,445
Payments of leasing costs	(150,597)	(87,797)

Net Cash Used In Investing Activities	(14,153,016)	(11,377,990)

Cash Flows From Financing Activities
Proceeds from common stock offering	-	31,072,752
Payments of mortgages payable	(3,459,816)	(2,993,427)
Dividends and limited partners’ distributions paid	(13,318,319)	(13,901,489)
Line-of-credit borrowings	45,107,904	21,889,051
Line-of-credit (repayments)	(30,103,254)	(42,991,654)
Repayments of capital expenditure payables	(286,078)	(352,430)
Payments of financing costs	(70,784)	(649)

Net Cash Used In Financing Activities	(2,130,347)	(7,277,846)

Net Decrease In Cash and Cash Equivalents	293,506	(351,741)
Cash and Cash Equivalents, beginning of period	593,281	688,675

Cash and Cash Equivalents, end of period	$886,787	$336,934

Agree Realty Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$3,447,396	$3,293,412

Supplemental Disclosure of Non-Cash Transactions
Dividends and limited partners’ distributions declared and unpaid	$4,068,677	$5,143,682
Real estate investments financed with accounts payable	$54,321	$975,803
See accompanying notes to consolidated financial statements.

Agree Realty Corporation

Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Agree Realty Corporation (the “Company”) for the three and nine months ended September 30, 2011 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other interim period. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company has evaluated subsequent events since September 30, 2011 for events requiring recording or disclosure in this quarterly report on Form 10-Q.

2. Stock-Based Compensation
The Company estimates the fair value of restricted stock and stock option grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of September 30, 2011, there was $3,856,000 unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.49 years.  The Company used a 0% discount factor and forfeiture rate for determining the fair value of restricted stock.  The forfeiture rate was based on historical results and trends.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

	Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested restricted shares at January 1, 2011	166,850	$22.00
Restricted shares granted	105,050	22.01
Restricted shares vested	(37,410)	20.78
Restricted shares forfeited	(12,150)	22.22
Unvested restricted shares at September 30, 2011	222,340	$22.04

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended September 30,
	2011	2010
Weighted average number of common shares outstanding	9,858,175	9,756,248
Unvested restricted stock	(222,340)	(175,320)
Weighted average number of common shares outstanding used in basic earnings per share	9,635,835	9,580,928

Weighted average number of common shares outstanding used in basic earnings per share	9,635,835	9,580,928
Effect of dilutive securities:
Restricted stock	30,956	37,312
Common stock options	—	—
Weighted average number of common shares outstanding used in diluted earnings per share	9,666,791	9,618,240

	Nine Months Ended September 30,
	2011	2010
Weighted average number of common shares outstanding	9,855,084	9,175,969
Unvested restricted stock	(222,340)	(175,320)
Weighted average number of common shares outstanding used in basic earnings per share	9,632,744	9,000,649

Weighted average number of common shares outstanding used in basic earnings per share	9,632,744	9,000,649
Effect of dilutive securities:
Restricted stock	36,606	33,980
Common stock options	—	—
Weighted average number of common shares outstanding used in diluted earnings per share	9,669,349	9,034,629

4. Recent Accounting Pronouncements	As of September 30, 2011, the impact of recent accounting pronouncements is not considered to be material.

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

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated this derivative instrument as a cash flow hedge. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) (“OCI”) for the nine months ended September 30, 2011 to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense.  For the nine months ended September 30, 2011, the Company has determined this derivative instrument to be an effective hedge.

Agree Realty Corporation

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of September 30, 2011.

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

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

The table below sets forth the Company’s fair value hierarchy for liabilities measured or disclosed at fair value as of September 30, 2011.

	Level 1	Level 2	Level 3	Carrying Value
Liability:
Interest rate swap	$—	$759,200	$—	$759,200
Fixed rate mortgage	$—	$—	$44,724,000	$42,423,005
Variable rate mortgage	$—	$—	$22,733,000	$23,283,728
Variable rate debt	$—	$43,384,904	$—	$43,384,904

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

Agree Realty Corporation

7. Total Comprehensive Income (Loss)	The following is a reconciliation of net income to comprehensive income attributable to Agree Realty Corporation for the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30, 2011	Three months ended September 30, 2010
Net income (loss)	$(1,855,344)	$4,540,568
Other comprehensive income (loss)	21,671	(256,062)
Total comprehensive income before non-controlling interest	(1,833,673)	4,284,506
Less: non-controlling interest	(61,823)	148,960
Total comprehensive income (loss) after non-controlling interest	(1,771,850)	4,135,546
Non-controlling interest of comprehensive income (loss)	(739)	(8,809)
Comprehensive income (loss) attributable to Agree Realty Corporation	$(1,772,589)	$4,144,355

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Net income	$6,668,049	$18,940,508
Other comprehensive income (loss)	34,011	(942,162)
Total comprehensive income before non-controlling interest	6,702,060	17,998,346
Less: non-controlling interest	228,630	691,413
Total comprehensive income after non-controlling interest	6,473,430	17,306,933
Non-controlling interest of comprehensive income (loss)	1,160	(33,546)
Comprehensive income attributable to Agree Realty Corporation	$6,472,270	$17,340,479

8. Impairment – Real Estate
Management periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations and eventual disposition.  Events or circumstances that may occur include significant changes in real estate market conditions and the ability of the Company to re-lease or sell properties that are vacant or become vacant.  Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset.  As a result of the Company’s review of Real Estate Investments, including identifiable intangible assets, the Company recognized the following real estate impairments for the nine months ended September 30:

2011
Continuing operations	$13,500,000
Discontinued operations	-

Total	$13,500,000

Real Estate Investments measured as fair value due to impairment charges are considered fair value measurements on a non recurring basis.  The following table presents the assets and liabilities carried on the balance sheet within the fair value hierarchy (as described above) as of September 30, 2011, for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2011.

2011 (in thousands):	Fair Value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment Charge
Real Estate Investments	$19,805	$0	$7,100	$12,705	$13,500

The loss of $13.5 million represents an impairment charge related to Real Estate Investments which was included in net income during the nine months ended September 30, 2011.  The fair value of certain Real Estate Investments was calculated differently based on available information.  Real Estate Investments considered to be measured based on Level 1 inputs were based on actual sales negotiations and bona fide purchase offers received from third parties.  Real Estate Investments considered to be measured based on Level 2 inputs were based on broker opinions of value or analysis of recent comparable sales transactions.  Real Estate Investments considered to be measured based on Level 3 inputs were based on an internal valuation model using discounted cash flow analyses and income capitalization using market lease rates and market cap rates.  These cash flow projections incorporate assumptions developed from the perspective of market participants valuing the Real Estate Investments.  During the nine months ended September 30, 2010, the Company recorded no impairment charge related to Real Estate Investments.

Agree Realty Corporation

9. Costs and Estimated Earnings on Uncompleted Contracts
For contracts where the Company receives fee income for managing a development project and does not retain ownership of the real property developed, the Company uses the percentage of completion accounting method.  Under this approach, income is recognized based on the status of the uncompleted contracts and the current estimates of costs to complete the project.  The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract.  Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined.  Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income.  Such revisions are recognized in the period in which they are determined.  Claims for additional compensation due to the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

As of September 30,
2011
Cost incurred on uncompleted Contracts	$1,381,000
Estimated earnings	895,000

Earned revenue	2,276,000
Less billings to date	-

Total	$2,276,000

Total unbilled receivable at September 30, 2011 was $2,276,000, and is included in accounts receivable – tenants on the consolidated balance sheet.

10. Notes Payable
As of September 30, 2011, Agree Limited Partnership (the “Operating Partnership”) had in place a $55 million Credit Facility with Bank of America, as the agent, which was guaranteed by the Company (the “Credit Facility”).  The Credit Facility had been extended in January 2009 and was due to mature in November 2011.  Advances under the Credit Facility bore interest within a range of one-month to 12-month LIBOR plus 100 basis points to 150 basis points or the lender’s prime rate, at the Company’s option, based on certain factors such as the ratio of the Company’s indebtedness to the capital value of the Company’s properties.  The Credit Facility generally was used to fund property acquisitions and development activities.  As of September 30, 2011, $42,239,943 was outstanding under the Credit Facility bearing a weighted average interest rate of 1.31%.  The Credit Facility was paid off in October 2011 with proceeds from the New Credit Facility (defined below).

As of September 30, 2011, the Company also had in place a $5 million Line of Credit (“the Line of Credit”) that had been extended in October 2009 and was due to mature in November 2011.  The Line of Credit bore interest at the lender’s prime rate less 75 basis points or 150 basis points in excess of the one-month to 12-month LIBOR rate, at the Company’s option.  The purpose of the Line of Credit was generally to provide working capital and fund land options and start-up costs associated with new projects.  As of September 30, 2011, $1,144,961 was outstanding under the Line of Credit bearing a weighted average interest rate of 2.50%.  The Line of Credit was paid off in October 2011 with proceeds from the New Credit Facility (defined below).

Agree Realty Corporation

In October 2011, the Company closed on a new $85,000,000 unsecured revolving credit facility (the “New Credit Facility”).  The New Credit Facility can be increased by up to $50,000,000 at the Company’s request, dependent upon there being one or more lenders willing to acquire the additional commitment, for a total potential credit facility commitment of $135,000,000.  The New Credit Facility matures in October 2014, and can be extended for two one-year terms to October 2016 subject to certain conditions.  The New Credit Facility bears interest at LIBOR plus a spread of 175 to 260 basis points or the base rate plus a spread of 75 to 160 basis points depending on the Company’s leverage.  As of October 26, 2011, the Company borrowed $54 million on the New Credit Facility and the interest rate was anticipated to be 185 basis points over LIBOR.  The net proceeds from the New Facility were used to repay the Credit Facility and Line of Credit.

The New Credit Facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties, permitted investments etc.  The Company was in compliance with the covenant terms at closing.

11. Mortgages Payable	Mortgages payable consisted of the following:

	September 30,	December 31,
	2011	2010

Note payable in monthly installments of $44,550 plus interest at 150 basis points over LIBOR (1.73% and 1.76% at September 30, 2011 and December 31, 2010, respectively). A final balloon payment in the amount of $22,318,478 is due on July 14, 2013 unless extended for a two year period at the option of the Company	$23,283,728	$23,666,828

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	11,674,735	12,433,134

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with the final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	10,606,347	10,924,291

Note payable in monthly installments of $128,205 including interest at 11.20% per annum, with a final monthly payment due November 2018; collateralized by related real estate and tenants’ leases	9,173,789	9,605,696

Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with the final monthly payment due February 2017; collateralized by related real estate and tenants’ leases	5,426,472	6,036,060

Note payable in monthly installments of $57,403 including interest at 8.50% per annum, with the final monthly payment due February 2023; collateralized by related real estate and tenant lease	5,541,662	5,781,587

Note payable in monthly installments of $25,631 including interest at 7.50% per annum, with the final monthly payment due May 2022; collateralized by related real estate and tenant lease. Loan released August 2011	-	2,354,450

Note payable in monthly installments of $12,453 including interest at 6.85% per annum. Paid March 31, 2011	-	724,734

Total	$65,706,733	$71,526,780

Agree Realty Corporation

The Company paid off a note payable in the amount of $704,374 on March 31, 2011.

The Company entered into a release agreement in August 2011 for the mortgage loan which was previously secured by a mortgage on the leasehold interest in the former Borders store in Lawrence, Kansas amounting to approximately $2.3 million.  While the lender had a leasehold mortgage on the property, the Company owned the fee interest in the property.  The underlying ground lease was in default subsequent to Borders rejecting the lease and the lender did not cure the underlying default under the ground lease.  The release agreement provided for the extinguishment of all liabilities due to the lender under the loan.  The gain on extinguishment of $2.4 million  has been reflected during the third quarter of 2011.

The Company has five mortgaged properties that were leased to Borders that serve as collateral for five non-recourse loans, including four mortgages that are cross-defaulted and cross-collateralized (the “Crossed Loans”).  As of the date of this filing, and directly or indirectly because of the Chapter 11 bankruptcy filing of Borders in February 2011, the Company is in default on the five mortgage loans.

The first defaulted loan had a principal amount outstanding of approximately $5.6 million as of September 30, 2011, and is secured by the Borders corporate headquarters in Ann Arbor, Michigan, with 330,322 square feet of GLA.  The property represented approximately $769,000 of annualized base rent as of September 30, 2011.  To date, Borders has continued to pay its monthly rent for the property.  However, because the Borders bankruptcy constituted an event of default under the applicable loan agreement, the lender notified the Company that it is in default and that our obligations under the loan have been accelerated and that default interest is owing.  As a result of the Borders liquidation program, the Company would not expect to have sufficient cash flow from the property to continue to pay any of the debt service on the loan and may elect not to pay the debt service.

The four defaulted Crossed Loans had an aggregate principal amount outstanding of approximately $9.2 million as of September 30, 2011, and are secured by the Borders stores in Oklahoma City, Oklahoma, Columbia, Maryland, Germantown, Maryland, and one of the Borders stores in Omaha, Nebraska.  In April 2011, Borders vacated the Oklahoma City, Oklahoma store of 24,641 square feet and rejected the lease and stopped making rental payments.  In September 2011, Borders vacated the Omaha, Nebraska store of 24,641 square feet and the Germantown, Maryland store of 25,503 square feet and rejected the leases and stopped making rental payments.  In September 2011, Borders assigned the lease for the Columbia, Maryland store of 28,000 square feet to Books-A-Million, Inc.  While the Chapter 11 bankruptcy filing of Borders is not a direct event of default under the four Crossed Loans, as a result of the Oklahoma City, Oklahoma closure and lease rejection, the Company did not pay $36,410 in monthly debt service for the loan associated with that location, which was due for the months of May through September 2011.  In addition, while Borders continued to occupy and pay the monthly rent for the other three locations, due to rental reductions negotiated during the bankruptcy process and approved by the lender, the Company did not have sufficient cash flow to pay $91,198 in monthly debt service due July 1, 2011 for the additional three properties and $91,795 due August 1 and September 1, 2011.  The lender has declared all four Crossed Loans in default and accelerated the Company’s obligations thereunder.  As a result of the Borders liquidation program, the Company would not expect to have sufficient cash flow from the properties to continue to pay any of the debt service on the loan and may elect not to pay the debt service.

The Company is in active discussions with the lenders for all five non-recourse loans regarding an appropriate course of action. The Company can provide no assurance that its negotiations with the lenders will result in favorable outcomes to it.  Failure to restructure these mortgage obligations could result in foreclosure actions and the loss of the mortgaged properties.  As of September 30, 2011, the net book value plus accumulated depreciation of the five mortgaged properties was approximately $18.4 million, after impairments of $3.2 million taken in the third quarter of 2011, and the aggregate balances on the non-recourse loans amounted to approximately $14.7 million.  Annualized base rents as of September 30, 2011, for the five mortgaged properties, of which only one is currently occupied by Borders and paying rent and one which is occupied by Books-A-Million, was approximately $1.2 million, or 3.7% of the Company’s annualized base rent as of September 30, 2011.

Agree Realty Corporation

Future scheduled annual maturities of mortgages payable for years ending September 30, excluding the effect of mortgage defaults, are as follows: 2012 - $4,567,986; 2013 - $26,733,417; 2014 - $4,258,449; 2015 - $4,545,350; 2016 - $4,851,618 and $20,749,913 thereafter.  The weighted average interest rate at September 30, 2011 and December 31, 2010 was 6.40% and 5.63%, respectively.

12. Deferred Revenue
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

In September 2011, the Company’s tenant in Ann Arbor, Michigan terminated their lease.  The Company recognized rental income of $5.7 million during the third quarter of 2011 related to this property which is included in minimum rents in the accompanying financial statements.

The remaining deferred revenue of approximately $2.5 million will be recognized as minimum rents over approximately 5.25 years.

13. Discontinued Operations
During 2010, the Company sold two single tenant properties and entered into a lease termination agreement for one property.  The properties were located in Santa Barbara, California, Marion Oaks, Florida and Aventura, Florida.  Two of the properties were leased to Borders and one property was leased to Walgreens.  During the nine months ended September 30, 2010, the Santa Barbara sale provided gross proceeds of approximately $9.8 million and a gain on sale of approximately $5.3 million.  In addition, in January 2011, the Company completed the sale of two Borders stores located in Tulsa, Oklahoma.  The net proceeds on the transaction amounted to approximately $6.5 million and there was no gain or loss on the sale as a $440,000 impairment charge was recorded in 2010 when the property was classified as held for sale.  The results of operations for these properties are presented as discontinued operations in the Company’s Consolidated Statements of Income.  The revenues for the properties were $549,454 and $1,816,651 for the three and nine months ended September 30, 2010, respectively, and $-0- and $91,816 for the three and nine months ended September 30, 2011, respectively.  The expenses for the properties were $184,053 and $613,287 for the three and nine months ended September 30, 2010, respectively, and $-0- and $-0- for the three and nine months ended September 30, 2011, respectively.

14. Purchase Accounting for Acquisitions of Real Estate
Acquired real estate assets have been accounted for using the purchase method of accounting and accordingly, the results of operations are included in the consolidated statements of income from the respective dates of acquisition. The Company allocates the purchase price to (i) land and buildings based on management’s internally prepared estimates and (ii) identifiable intangible assets or liabilities generally consisting of above-market and below-market in-place leases and in-place leases. The Company uses estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation techniques, including management’s analysis of comparable properties in the existing portfolio, to allocate the purchase price to acquired tangible and intangible assets.

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

Agree Realty Corporation

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

During 2011, the Company purchased six retail assets for approximately $20.3 million to obtain 100% control of the assets.  The aggregate acquisitions were allocated as follows: $7.3 million to land, $7.2 million to buildings and improvements and $5.8 million to lease intangible costs.  The acquisitions were cash purchases and there were no contingent considerations associated with these acquisitions.

The fair value of intangible assets acquired is amortized to depreciation and amortization on the consolidated statements of income over the remaining term of the respective leases.  The weighted average amortization period for the lease intangible costs is 21.5 years.

15. Subsequent Event
In October 2011, the Company closed on its $85,000,000 New Credit Facility.  The New Credit Facility can be increased by up to $50,000,000 at the Company’s request, dependent upon there being one or more lenders willing to acquire the additional commitment, for a total potential credit facility commitment of $135,000,000.  The New Credit Facility matures in October 2014, and can be extended for two one-year terms to October 2016, subject to certain conditions.  The New Credit Facility bears interest at LIBOR plus a spread of 175 to 260 basis points or the base rate plus a spread of 75 to 160 basis points depending on the Company’s leverage.  As of October 26, 2011, the Company borrowed $54 million on the New Credit Facility and the interest rate is anticipated to be 185 basis points over LIBOR.  The net proceeds from the New Credit Facility were used to repay the Credit Facility and Line of Credit.

The New Credit Facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties, permitted investments etc.  The Company was in compliance with the covenant terms at closing.

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

Overview

Agree Realty Corporation is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”). In this report, the terms “Company,” “we,” “our” and “us” and similar terms refer to Agree Realty Corporation and/or its majority owned operating partnership, Agree Limited Partnership (“Operating Partnership”) and/or its majority owned and controlled subsidiaries, including its qualified taxable REIT subsidiaries (“TRS”), as the context may require.  Our assets are held by and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 96.59% and 96.56% interest as of September 30, 2011 and December 31, 2010, respectively.  Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership.  We are operating so as to qualify as a REIT for federal income tax purposes.

We are focused primarily on the ownership, development, acquisition and management of retail properties net leased to national tenants.  We were incorporated in December 1993 to continue and expand the business founded in 1971 by our current Chief Executive Officer and Chairman, Richard Agree.  We specialize in developing retail properties for national tenants who have executed long-term net leases prior to the commencement of construction.  As of September 30, 2011, approximately 87% of our annualized base rent was derived from national tenants and approximately 52% of our annualized base rent was derived from our top three tenants:  Walgreen Co. (“Walgreens”) – 34%; Kmart Corporation – 12% and CVS/Caremark – 6%.

As of September 30, 2011, our portfolio consisted of 85 properties, located in 20 states containing an aggregate of approximately 3.8 million square feet of gross leasable area (“GLA”).  As of September 30, 2011, our portfolio included 73 freestanding net leased properties and 12 community shopping centers that were 91.1% leased in aggregate with a weighted average lease term of approximately 12 years remaining.  Borders currently leases 8.6% of the Company’s GLA.  All of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses, including property taxes, insurance and maintenance.  We believe this strategy provides a generally consistent source of income and cash for distributions.  During the period from October 1, 2011 to December 31, 2011 we have two leases that are scheduled to expire assuming that neither of the tenants exercise renewal options.  These two leases represent 4,700 square feet of GLA and $35,975 of annualized base rent.

We expect to continue to grow our asset base through the development and acquisition of retail properties that are leased on a long-term basis to national tenants.  Historically we have focused on development because we believe, based on the historical returns we have been able to achieve, it generally has provided us a higher return on investment than the acquisition of similarly located properties.  However, during 2010, we commenced an aggressive acquisition program to acquire retail properties net leased to national tenants.  Since our initial public offering in 1994, we have developed 60 of our 85 properties, including 48 of our 73 freestanding properties and all 12 of our community shopping centers.  As of September 30, 2011, the properties that we developed accounted for 79% of our annualized base rent.  We expect to continue to expand our existing tenant relationships and diversify our tenant base to include other quality national tenants through the development and acquisition of net leased properties.

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

As discussed above, two of our Borders locations were occupied by subtenants under sublease agreements with Borders.  In connection with the Chapter 11 bankruptcy proceedings, effective July 1, 2011, our affiliates took control of the two properties and assignment of those subleases.  We expect these locations will generate approximately $557,000 in annual base rental revenues, plus approximately $500,000 of non-cash rentals. We waived certain bankruptcy rejection damage claims against Borders for its unencumbered stores to facilitate this transaction, and Borders is no longer obligated under the two leases.  The two properties are located in Boynton Beach, Florida (subleased to Off Broadway Shoes) and Indianapolis, Indiana (subleased to Simply Amish Furniture).  We also have the ability to develop a 16,000 square foot building adjacent to the Boynton Beach property.

In June 2011, in conjunction with Borders Chapter 11 bankruptcy proceedings, we successfully negotiated rental reductions at various properties leased to Borders in an effort to keep these stores operating.  We negotiated rental reductions of approximately 30% for three of the retail properties located in Norman, Oklahoma, Omaha, Nebraska and Ann Arbor, Michigan.  As of June 30, 2011, the leases for these properties provided for annual rentals amounting to approximately $1.4 million, including approximately $700,000 of non-cash rentals, retroactive to March 1, 2011.  In addition, with lender approval, we negotiated rental reductions of approximately 31% for three of our encumbered properties located in Columbia, Maryland, Germantown, Maryland and Omaha, Nebraska.  As of June 30, 2011, the leases for these properties provided for annual rentals of approximately $1 million, retroactive to March 1, 2011.  These three properties are encumbered by non-recourse loans, which are cross-collateralized and cross-defaulted with a fourth property in Oklahoma City, Oklahoma, which has been closed by Borders.  See “—Liquidity and Capital Resources.”

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

Agree Realty Corporation

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

In September 2011, six of the properties formerly leased to Borders were closed and the leases rejected, representing $2.4 million of annualized base rent at June 30, 2011.  The locations of the six stores were Ann Arbor, Michigan, Columbia and Germantown, Maryland, Norman, Oklahoma, and two locations in Omaha, Nebraska.  The property in Columbia, Maryland was assigned to Books-A-Million.  As of September 30, 2011, we had one property leased to Borders, Inc. under a triple net lease, comprised of the Borders Group, Inc. corporate headquarters in Ann Arbor, Michigan.  As of September 30, 2011, we had annualized base rent of approximately $.8 million from Borders, Inc., amounting to approximately 2.3% of our total annualized base rent.

During the quarter ended September 30, 2011, we recognized various non-cash items amounting to net charges of $(5,440,000) related to the Borders properties.  These included non-cash impairment charges of $13,500,000, offset by non-cash deferred revenue recognition of $5,700,000 which is included in minimum rents and a non-cash gain on extinguishment of debt of $2,360,000.

We have two former Borders properties under contract to sell for an aggregate sales price of $4.6 million. Closing of these transactions is subject to the satisfactory completion of the purchasers’ due diligence investigations and other customary closing conditions, and there is no assurance that the conditions will be satisfied or that the sales will occur as contemplated.

The Borders liquidation has negatively affected our operating results and will continue to negatively affect our future operating results due to the anticipated closure of the Borders corporate headquarter location. Until Borders determines its plan the corporate headquarters location, there will be uncertainty in determining the ultimate impact on our operations. We have been actively marketing all of the Borders locations for potential re-tenanting or disposition.

Recent Accounting Pronouncements

As of September 30, 2011, the impact of recent accounting pronouncements on our business is not considered to be material.

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

We evaluate real estate for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets will be written down to fair value and such excess carrying value is charged to income.  The expected cash flows of a project are dependent on estimates and other factors subject to change, including (1) changes in the national, regional, and/or local economic climates, (2) competition from other shopping centers, stores, clubs, mailings, and the internet, (3) increases in operating costs, (4) bankruptcy and/or other changes in the condition of third parties, including tenants, (5) expected holding period, and (6) availability of credit. These factors could cause our expected future cash flows from a project to change, and, as a result, an impairment could be considered to have occurred.  During the nine months ended September 30, 2011 we recorded impairment charges of $13.5 million related to the carrying value of our real estate assets.

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

We have established TRS entities pursuant to the provisions of the REIT Modernization Act.  Our TRS entities are able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations.  As a result, certain of our activities which occur within our TRS entities are subject to federal and state income taxes.  As of September 30, 2011 and December 31, 2010, we had accrued a deferred income tax amount of $705,000. In addition, we have recognized income tax expense of $252,000 and $93,000 for the nine months ended September 30, 2011 and year ended December 31, 2010, respectively.

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

Minimum rental income increased $6,133,000, or 75%, to $14,270,000 in 2011, compared to $8,137,000 in 2010. Rental income increased $5,697,000 due to the recognition of deferred revenue, and $711,000 due to the acquisition of various properties, including the acquisition of a CVS drug store in Mansfield, Connecticut in November 2010, the acquisition of a PNC Bank branch in Antioch, Illinois and a Lowes Home Improvement store in Concord, North Carolina in November 2010, a Kohls in Tallahassee, Florida and Chase bank branch in Spring Grove, Illinois in December 2010, an AT&T store in Wilmington, North Carolina in January 2011, an Advance Auto store in Marietta, Georgia in June 2011, a NTB store in Dallas, Texas in July 2011, a CVS store in Roseville, California and an Aldi discount grocery store in August 2011, and Big O Tire store in Chandler, Arizona in September 2011.  The increase also resulted from rental increases of $603,000 related to the development of Walgreens drug stores in Ann Arbor, Michigan in September 2010, Atlantic Beach, Florida in October 2010, and St. Augustine Shores, Florida in November 2010, along with the redevelopment of Dick’s Sporting Goods in Boynton Beach, Florida in October 2010. Rental revenue decreased $882,000 due to the closure of five Borders stores in April 2011, rental reductions at various Borders stores effective March 1, 2011 and the closure of six Borders stores in September 2011.  In addition, rental income increased $4,000 as a result of other rent adjustments.

Percentage rents were $1,000 in 2011 compared to $8,000 in 2010.

Operating cost reimbursements increased $259,000, or 44%, to $849,000 in 2011, compared to $590,000 in 2010. Operating cost reimbursements increased due to the change in real estate taxes and property operating expenses explained below.

We earned development fee income of $47,000 in 2010 related to a project in Oakland, California.  There was no development in during the third quarter of 2011.  There are no additional development fee projects currently anticipated.

Other income was $28,000 in 2011 and 2010.

Real estate taxes increased $416,000, or 91%, to $871,000 in 2011, compared to $455,000 in 2010. The change was the result of the acquisition of additional properties of $49,000, $333,000 related to properties formerly leased to Borders which taxes were formerly paid directly by Borders and other increases of $34,000.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) decreased $19,000, or 5%, to $378,000 in 2011, compared to $397,000 in 2010. The decrease was the result of a decrease in shopping center maintenance costs of $59,000, an increase in utility costs of $37,000 including utilities for vacant spaces, an increase in insurance costs of $5,000 offset by a decrease in other expenses of $2,000 in 2011 versus 2010.

Land lease payments increased $158,000, or 163%, to $255,000 in 2011, compared to $97,000 for 2010.  The increase was the result of the completion of a Walgreens drugstore in Ann Arbor, Michigan, the acquisition of a Kohls in Tallahassee, Florida and the underlying ground lease related to a Borders property.

General and administrative expenses decreased by $58,000, or 5%, to $1,093,000 in 2011, compared to $1,151,000 in 2010. The decrease in general and administrative expenses was the result of increased employee costs of $55,000, decreased legal expense of $46,000, decreased income tax expenses in our TRS entities of $50,000 and a decrease in  other costs of $17,000.  General and administrative expenses as a percentage of total rental income (minimum and percentage rents) decreased from 13.23% for 2010 to 12.73% for 2011 without the impact of the deferred revenue recognition.

Agree Realty Corporation

Depreciation and amortization increased $472,000, or 33%, to $1,909,000 in 2011, compared to $1,437,000 in 2010.  The increase was the result of the development of three properties in 2010 and the acquisition of properties in 2010 and 2011 offset in part due to the discontinued operations.

We incurred an impairment charge of $13,500,000 in 2011 as a result of writing down the carrying value of our real estate assets for properties formerly leased to Borders.  There was no impairment charge in 2010.

Interest expense increased $260,000, or 24%, to $1,358,000 in 2011, compared to $1,098,000 in 2010. The increase in interest expense is a result the higher level of borrowings due to the development and acquisition of properties and the impact of default interest on various mortgage loans.

We recognized a gain on extinguishment of debt of $2,360,000 related to the Lawrence mortgage that was released in 2011.

Income from discontinued operations was $-0- in 2011 compared to $365,000 in 2010, as a result of the sale of the Santa Barbara, California Borders store in March 2010, the sale of the Walgreens store in Marion Oaks, Florida in October 2010, the sale of the Aventura property in October 2010 and the sales of the two Borders stores in Tulsa, Oklahoma in January 2011.

Our net income (loss) increased ($6,396,000), to ($1,855,000) in 2011 from $4,541,000 in 2010 as a result of the foregoing factors.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

Minimum rental income increased $7,641,000, or 32%, to $31,620,000 in 2011, compared to $23,979,000 in 2010. Rental income increased $5,697,000 due to the recognition  of deferred revenue, $2,293,000 due to the acquisition of various properties, including the acquisition of CVS drug stores in Atchison, Kansas and Johnstown, Ohio in June 2010, Lake in the Hills, Illinois in August 2010 and Mansfield, Connecticut in November 2010, the acquisition of a PNC Bank branch in Antioch, Illinois and a Lowes Home Improvement store in Concord, North Carolina in November 2010, a Kohls in Tallahassee, Florida and Chase bank branch in Spring Grove, Illinois in December 2010, an AT&T store in Wilmington, North Carolina in January 2011, an Advance Auto store in Marietta, Georgia in June 2011, a NTB store in Dallas, Texas in July 2011, a CVS store in Roseville, California and an Aldi discount grocery store in New Lenox, Illinois in August 2011, and Big O Tire store in Chandler, Arizona in September 2011.  The increase also resulted from rental increases of $1,557,000 related to the development of Walgreens drug stores in Ann Arbor, Michigan in September 2010, Atlantic Beach, Florida in October 2010, and St. Augustine Shores, Florida in November 2010, along with the redevelopment of Dick’s Sporting Goods in Boynton Beach, Florida in October 2010. Rental revenue decreased $1,836,000 due to the closure of five Borders stores in April 2011, rental reductions at various Borders stores effective March 1, 2011 and the closure of six Borders stores in September 2011.  In addition, rental income decreased $70,000 as a result of other rent adjustments.

Percentage rents increased from $21,000 in 2010 to $22,000 in 2011.

Operating cost reimbursements increased $450,000, or 24%, to $2,350,000 in 2011, compared to $1,900,000 in 2010. Operating cost reimbursements increased due to the change in real estate taxes and property operating expenses explained below.

We earned development fee income of $895,000 in 2011 related to a project in Berkeley, California.  There was $583,000 of development fee income in 2010.  There are no additional development fee projects currently anticipated.

Other income increased to $112,000 in 2011, compared to $63,000 in 2010.

Real estate taxes increased $824,000, or 57%, to $2,276,000 in 2011, compared to $1,452,000 in 2010.  The change was the result of the acquisition of additional properties of $169,000, $620,000 related to properties formerly leased to Borders which taxes were formerly paid directly by Borders, and other increases of $35,000.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $64,000, or 6%, to $1,187,000 in 2011, compared to $1,123,000 in 2010. The increase was primarily the result of an increase in snow removal costs of $38,000; a decrease in shopping center maintenance costs of $64,000; an increase in utility costs of $74,000 including utilities for vacant spaces; and an increase in insurance costs of $16,000 in 2011 versus 2010.

Agree Realty Corporation

Land lease payments increased $447,000, or 154%, to $737,000 in 2011, compared to $290,000 for 2010.  The increase was the result of the completion of a Walgreens drugstore in Ann Arbor, Michigan, the acquisition of a Kohls in Tallahassee, Florida and the underlying ground lease related to a Borders property.

General and administrative expenses increased by $452,000, or 13%, to $4,056,000 in 2011, compared to $3,604,000 in 2010. The increase in general and administrative expenses was the result of increased employee costs of $279,000, income tax expenses in our TRS entities of $122,000, and increased legal costs of $80,000, offset by decreases of $29,000 of other expenses. General and administrative expenses as a percentage of total rental income (minimum and percentage rents) increased from 13.96% for 2010 to 15.57% for 2011 without the impact of the deferred revenue recognition.

Depreciation and amortization increased $982,000, or 24%, to $5,158,000 in 2011, compared to $4,176,000 in 2010.  The increase was the result of the development of three properties in 2010, the redevelopment of one property in 2010 and the acquisition of nine properties in 2010 and six properties in 2011 offset in part due to the discontinued operations.

We incurred an impairment charge of $13,500,000 in 2011 as a result of writing down the carrying value of our real estate assets for properties formerly leased to Borders.  There was no impairment charge in 2010.

Interest expense increased $377,000, or 11%, to $3,869,000 in 2011, compared to $3,492,000 in 2010. The increase in interest expense is a result of the higher levels of borrowings for the acquisition and development of properties and the impact of default interest on various mortgage loans.

We recognized a gain on extinguishment of debt of $2,360,000 related to the Lawrence mortgage that was released in 2011.

We recognized a gain of $5,328,000 on the sale of our Borders Books store located in Santa Barbara, California in 2010.  There was no gain on sales in 2011.

Income from discontinued operations decreased to $92,000 in 2011, from $1,203,000 in 2010, as a result of the sale of the Santa Barbara, California Borders store in March 2010, the sale of the Walgreens store in Marion Oaks, Florida in October 2010, the sale of the Aventura property in October 2010 and the sales of the two Borders stores in Tulsa, Oklahoma in January 2011.

Our net income decreased $12,273,000, or 65%, to $6,668,000 in 2011 from $18,941,000 in 2010 as a result of the foregoing factors.

Liquidity and Capital Resources

Our principal demands for liquidity are operations, distributions to our stockholders, debt repayment, development of new properties, redevelopment of existing properties and property acquisitions.  We intend to meet our short-term liquidity requirements, including capital expenditures related to the leasing and improvement of our properties, through cash flow provided by operations, and our credit facility.  We believe that adequate cash flow will be available to fund our operations and pay dividends in accordance with REIT requirements for at least the next 12 months. We may obtain additional funds for future developments or acquisitions through other borrowings or the issuance of additional shares of common stock.  We believe that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs.

We intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to total market capitalization of 65% or less.  Nevertheless, we may operate with debt levels which are in excess of 65% of total market capitalization for extended periods of time.  At September 30, 2011, our ratio of indebtedness to total market capitalization was approximately 33%.

During the quarter ended September 30, 2011, we declared a quarterly dividend of $0.40 per share. We paid the dividend on October 11, 2011 to holders of record on September 30, 2011.

Our cash flows from operations decreased $1,727,000 to $16,577,000 for the nine months ended September 30, 2011,   compared to $18,304,000 for the nine months ended September 30, 2010.  Cash used by investing activities increased $2,775,000 to $14,153,000 in 2011, compared to $11,378,000 in 2010.  Cash used in financing activities decreased $5,148,000 to $2,130,000 in 2011, compared to $7,278,000 in 2010.

Agree Realty Corporation

As of September 30, 2011, we had total mortgage indebtedness of $65,706,733. Of this total mortgage indebtedness, $42,423,005 is fixed rate, self-amortizing debt with a weighted average interest rate of 7.85%.  The remaining mortgage debt of $23,283,728 bears interest at 150 basis points over LIBOR or 1.74% as of September 30, 2011 and has a maturity date of July 14, 2013, which can be extended at our option for two additional years.  In January 2009, we entered into an interest rate swap agreement that fixes the interest rate during the initial term of the variable-interest mortgage at 3.744%.

As discussed above under “Overview—Borders,” in July 2011, Borders, unable to sell itself as a going concern, sought and received the bankruptcy court's approval for the liquidation of all of the assets of Borders, including its leases, under Chapter 11 of the Bankruptcy Code.  As of September 30, 2011, we had one property leased to Borders, Inc. under a triple net lease, comprised of the Borders Group, Inc. corporate headquarters in Ann Arbor, Michigan.  As of September 30, 2011, we had annualized base rent of approximately $.8 million from Borders, Inc., amounting to approximately 2.3% of our total annualized base rent. Borders closed six of its stores that were leased from us in September 2011 and rejected the leases. We have five mortgaged properties that were leased to Borders that serve as collateral for five non-recourse loans, including four mortgages that are cross-defaulted and cross-collateralized (the “Crossed Loans”).  As of the date of this filing, and directly or indirectly because of the Chapter 11 bankruptcy filing of Borders in February 2011, we are in default on the five mortgage loans.

The first defaulted loan had a principal amount outstanding of approximately $5.6 million as of September 30, 2011, and is secured by the Borders corporate headquarters in Ann Arbor, Michigan, with 330,322 square feet of GLA.  The property represented approximately $769,000 of annualized base rent as of September 30, 2011.  To date, Borders has continued to pay its monthly rent for the property.  However, because the Borders bankruptcy constituted an event of default under the applicable loan agreement, the lender notified the Company that it is in default and that our obligations under the loan have been accelerated and that default interest is owing.  As a result of the Borders liquidation program, the Company would not expect to have sufficient cash flow from the property to continue to pay any of the debt service on the loan and may elect not to pay the debt service.

The four defaulted Crossed Loans had an aggregate principal amount outstanding of approximately $9.2 million as of September 30, 2011, and are secured by the Borders stores in Oklahoma City, Oklahoma, Columbia, Maryland and Germantown, Maryland, and one of the Borders stores in Omaha, Nebraska.  In April 2011, Borders vacated the Oklahoma City, Oklahoma store of 24,641 square feet and rejected the lease and stopped making rental payments.  In September 2011, Borders vacated the Omaha, Nebraska store of 24,641 square feet and the Germantown, Maryland store of 25,503 square feet and rejected the leases and stopped making rental payments.  In September 2011, Borders assigned the lease for the Columbia, Maryland store of 28,000 square feet to Books-A-Million, Inc.  While the Chapter 11 bankruptcy filing of Borders is not a direct event of default under the four Crossed Loans, as a result of the Oklahoma City, Oklahoma closure and lease rejection, the Company did not pay $36,410 in monthly debt service for the loan associated with that location, which was due for the months of May through September 2011.  In addition, while Borders continued to occupy and pay the monthly rent for the other three locations, due to rental reductions negotiated during the bankruptcy process and approved by the lender, the Company did not have sufficient cash flow to pay $91,198 in monthly debt service due July 1, 2011 for the additional three properties and $91,795 due August 1 and September 1, 2011.  The lender has declared all four Crossed Loans in default and accelerated the Company’s obligations thereunder.  As a result of the Borders liquidation program, the Company would not expect to have sufficient cash flow from the properties to continue to pay any of the debt service on the loan and may elect not to pay the debt service.

The Company is in active discussions with the lenders for all five non-recourse loans regarding an appropriate course of action. The Company can provide no assurance that its negotiations with the lenders will result in favorable outcomes to it.  Failure to restructure these mortgage obligations could result in foreclosure actions and the loss of the mortgaged properties.  As of September 30, 2011, the net book value plus accumulated depreciation of the five mortgaged properties was approximately $18.4 million, after impairments of $3.2 million taken in the third quarter of 2011, and the aggregate balances on the non-recourse loans amounted to approximately $14.7 million.  Annualized base rents as of September 30, 2011, for the five mortgaged properties, of which only one is currently occupied by Borders and paying rent, and one which is occupied by Books-A-Million, was approximately $1.2 million, or 3.7% of the Company’s annualized base rent as of September 30, 2011.

As of September 30, 2011, Agree Limited Partnership (the “Operating Partnership”) had in place a $55 million Credit Facility with Bank of America, as the agent, which was guaranteed by the Company (the “Credit Facility”).  The Credit Facility had been extended in January 2009 and was due to mature in November 2011.  Advances under the Credit Facility bore interest within a range of one-month to 12-month LIBOR plus 100 basis points to 150 basis points or the lender’s prime rate, at the Company’s option, based on certain factors such as the ratio of the Company’s indebtedness to the capital value of the Company’s properties.  The Credit Facility generally was used to fund property acquisitions and development activities.  As of September 30, 2011, $42,239,943 was outstanding under the Credit Facility bearing a weighted average interest rate of 1.31%.  The Credit Facility was paid off in October 2011 with proceeds from the New Credit Facility (defined below).

Agree Realty Corporation

As of September 30, 2011, the Company also had in place a $5 million Line of Credit (“the Line of Credit”) that had been extended in October 2009 and was due to mature in November 2011.  The Line of Credit bore interest at the lender’s prime rate less 75 basis points or 150 basis points in excess of the one-month to 12-month LIBOR rate, at the Company’s option.  The purpose of the Line of Credit was generally to provide working capital and fund land options and start-up costs associated with new projects.  As of September 30, 2011, $1,144,961 was outstanding under the Line of Credit bearing a weighted average interest rate of 2.50%.  The Line of Credit was paid off in October 2011 with proceeds of the New Credit Facility (defined below).

In October 2011, the Company closed on a new $85,000,000 unsecured revolving credit facility (the “New Credit Facility”).  The New Credit Facility can be increased by up to $50,000,000 at the Company’s request, dependent upon there being one or more lenders willing to acquire the additional commitment, for a total potential credit facility commitment of $135,000,000.  The New Credit Facility matures in October 2014, and can be extended for two one-year terms to October 2016 subject to certain conditions.  The New Credit Facility bears interest at LIBOR plus a spread of 175 to 260 basis points or the base rate plus a spread of 75 to 160 basis points depending on the Company’s leverage.

As of October 26, 2011 the Company borrowed $54 million on the New Credit Facility and the interest rate was anticipated to be 185 basis points over LIBOR. The net proceeds from the New Credit Facility were used to repay the Credit Facility and Line of Credit.

The New Credit Facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties, permitted investments etc.  The Company was in compliance with the covenant terms at closing.

The following table outlines our contractual obligations, without regard to possible defaults, as of September 30, 2011 for the periods presented below (in thousands).

	Total	October 1, 2011 – September 30, 2012	October 1, 2012 – September 30, 2014	October 1, 2014 – September 30, 2016	Thereafter
Mortgages Payable	$65,707	$4,568	$30,992	$9,397	$20,750
Notes Payable	43,385	43,385	—	—	—
Land Lease Obligation	24,174	1,007	2,043	2,073	19,051
Estimated Interest Payments on Mortgages and Notes Payable	17,102	4,167	5,122	3,340	4,473
Other Long-Term Liabilities	—	—	—	—	—
Total	$150,368	$53,127	$38,157	$14,810	$44,274

We have two former Borders properties under contract to sell for an aggregate sales price of $4.6 million. Closing of these transactions is subject to the satisfactory completion of the purchasers’ due diligence investigations and other customary conditions, and there is no assurance that the conditions will be satisfied or that the sales will occur as contemplated.

We plan to begin construction of additional pre-leased developments and may acquire additional properties, which will initially be financed by the New Credit Facility.  We will periodically refinance short-term construction and acquisition financing with long-term debt and/or equity to the extent available.

Off-Balance Sheet Arrangements

As of September 30, 2011, we do not engage in any off-balance sheet arrangements with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities.

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

The following table provides a reconciliation of FFO and net income for the three and nine months ended September 30, 2011 and 2010:
	Three Months Ended September 30,
	2011	2010

Net income	$(1,855,344)	$4,540,568
Depreciation of real estate assets	1,707,807	1,458,785
Amortization of leasing costs	188,431	20,260
Funds from Operations	$40,894	$6,019,613

Weighted Average Shares and Operating Partnership Units Outstanding – Dilutive	10,014,410	9,965,859

	Nine Months Ended September 30,
	2011	2010

Net income	$6,668,049	$18,940,508
Depreciation of real estate assets	4,880,758	4,303,788
Amortization of leasing costs	240,718	59,049
Gain on sale of asset	-	(5,328,333)
Funds from Operations	$11,789,525	$17,975,012

Weighted Average Shares and Operating Partnership Units Outstanding – Dilutive	10,016,968	9,382,248

Agree Realty Corporation

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	Year ended September 30,
	2012	2013	2014	2015	2016	Thereafter	Total

Fixed rate mortgage	$4,028	$3,989	$4,259	$4,545	$4,852	$20,750	$42,423
Average interest rate	7.85%	7.85%	7.85%	7.85%	7.85%	7.85%	—
Variable rate mortgage	$540	$22,744	—	—	—	—	$23,284
Average interest rate	3.74%	3.74%	3.74%	—	—	—	—
Other variable rate debt	$43,385	—	—	—	—	—	$43,385
Average interest rate	1.34%	—	—	—	—	—	—

The fair value (in thousands) is estimated at $44,724, $22,733 and $43,385 for fixed rate mortgages, variable rate mortgage and other variable rate debt, respectively, as of September 30, 2011.

The table above incorporates those exposures that exist as of September 30, 2011; it does not consider those exposures or positions, which could arise after that date.  As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

We entered into an interest rate swap agreement to hedge interest rates on $24.5 million in variable-rate borrowings outstanding. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on 1.5% plus one-month LIBOR and will pay to the counterparty a fixed rate of 3.744%. This swap effectively converted $24.5 million of variable-rate borrowings to fixed-rate borrowings.  As of September 30, 2011, the interest rate swap was valued at a liability of $759,200.  We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of September 30, 2011.

As of September 30, 2011, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an annual increase in interest expense of approximately $434,000.

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

Other than the following, there were no material changes in our risk factors set forth under Item 1A of Part I of our most recently filed Annual Report on Form 10-K as updated by our Quarterly Reports on Form 10-Q.

Agree Realty Corporation

Leveraging our portfolio subjects us to increased risk of loss, including loss of properties in the event of a foreclosure.

At September 30, 2011, our ratio of indebtedness to total market capitalization (assuming conversion of OP units) was approximately 33%.  The use of leverage presents an additional element of risk in the event that (1) the cash flow from lease payments on our properties is insufficient to meet debt obligations, (2) we are unable to refinance our debt obligations as necessary or on as favorable terms or (3) there is an increase in interest rates.  If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the property could be foreclosed upon with a consequent loss of income and asset value to us.  Under the “cross-default” provisions contained in mortgages encumbering some of our properties, our default under a mortgage with a lender would result in our default under mortgages held by the same lender on other properties resulting in multiple foreclosures.

As discussed in more detail above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have five mortgaged properties that were leased to Borders that serve as collateral for five non-recourse loans, including four mortgages that are cross-defaulted and cross-collateralized.  As of September 30, 2011, the net book value plus accumulated depreciation of the five mortgaged properties was approximately $18.4 million, and the aggregate balances on the non-recourse loans amounted to approximately $14.7 million.  Annualized base rents as of September 30, 2011, for the five mortgaged properties, of which only one is currently occupied by Borders and paying rent, and one which is occupied by Books-A-Million, was approximately $1.2 million, or 3.7% of our total annualized base rents as of September 30, 2011.  As of the date of this filing, and directly or indirectly because of the Chapter 11 bankruptcy filing of Borders in February 2011, we are in default on the five mortgage loans.  We are in active discussions with lenders for all five loans regarding an appropriate course of action.  We can provide no assurance that our negotiations with the lenders will result in favorable outcomes to us.  Failure to restructure our mortgage obligations could result in foreclosure actions and loss of the mortgaged properties.  In addition, as a result of cross-collateralization or cross-default provisions contained in certain of our mortgage loans, a default under one mortgage loan could result in a default on other indebtedness and cause us to lose other better performing properties, which could materially and adversely affect our financial condition and results of operations.

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

*101
The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text.

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith

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

Date: November 4, 2011