Form 10-K
period 2011-12-31
AGREE REALTY CORP
filed 2012-03-12
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

Commission File Number 1-12928

AGREE REALTY CORPORATION

(Exact name of Registrant as specified in its charter)

Maryland	38-3148187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31850 Northwestern Highway, Farmington Hills, Michigan 48334

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (248) 737-4190

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

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was approximately $220,113,821 as of June 30, 2011, based on the closing price of $22.33 on the New York Stock Exchange on that date.

At March 3, 2012, there were 11,440,514 shares of common stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholder meeting to be held in 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K as noted herein.

AGREE REALTY CORPORATION

CAUTIONARY NOTE REGARDING forward-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and described our future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project,” or similar expressions. Forward-looking statements in this report include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated expenditures of capital, and other matters. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations, include but are not limited to: the global and national economic conditions and changes in general economic, financial and real estate market conditions; changes in our business strategy; risks that our acquisition and development projects will fail to perform as expected; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; our ability to re-lease space as leases expire; loss or bankruptcy of one or more of our major retail tenants; a failure of our properties to generate additional income to offset increases in operating expenses; our ability to maintain our qualification as real estate investment trust (“REIT”) for federal income tax purposes and the limitations imposed on our business by our status as a REIT; and other factors discussed in Item 1A. “Risk Factors” and elsewhere in this report and in subsequent filings with the Securities and Exchange Commission (“SEC”). We caution you that any such statements are based on currently available operational, financial and competitive information, and that you should not place undue reliance on these forward-looking statements, which reflect our management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward–looking statements to reflect events or circumstances as they occur.

PART I

Item 1: Business

General

Agree Realty Corporation, a Maryland corporation, is a fully-integrated, self-administered and self-managed REIT. The terms “Registrant”, “Company”, “we”, “our” or “us” refer to Agree Realty Corporation and/or its majority owned operating partnership, Agree Limited Partnership (“Operating Partnership”), and/or its majority owned and controlled subsidiaries, including its qualified taxable REIT subsidiaries (“TRS”), as the context may require. Our assets are held by and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 96.59% interest as of December 31, 2011. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership.

We are focused primarily on the ownership, development, acquisition and management of single tenant retail properties net leased to national tenants. We were incorporated in December 1993 to continue and expand the business founded in 1971 by our current Chief Executive Officer and Chairman, Richard Agree. We specialize in acquiring and developing single tenant net leased retail properties for industry leading retail tenants. As of December 31, 2011, approximately 96% of our annualized base rent was derived from national tenants and regional tenants. As of December 31, 2011, approximately 52% of our annualized base rent was derived from our top three tenants: Walgreens Co. (“Walgreens”) – 34%; Kmart Corporation (“Kmart”) - 11% and CVS Caremark Corporation (“CVS”) – 7%.

At December 31, 2011, our portfolio consisted of 87 properties, located in 21 states containing an aggregate of approximately 3.6 million square feet of gross leasable area (“GLA”). As of December 31, 2011, our portfolio included 75 freestanding single tenant net leased properties and 12 community shopping centers that were 92.7% leased with a weighted average lease term of approximately 11.7 years remaining. All of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses including property taxes, insurance and maintenance. We believe this strategy provides a generally consistent source of income and cash for distributions. See Item 2. “Properties” for a summary of our developments and acquisitions in 2011, as well as other information regarding our tenants, leases and properties as of December 31, 2011.

We expect to continue to grow our asset base primarily through the development and acquisition of single tenant net leased retail properties that are leased on a long-term basis to industry leading retail tenants. Historically we have focused on development because we believe, based on our historical returns we have been able to achieve, it generally provided us a higher return on investment than the acquisition of similarly located properties. However, beginning in 2010, we commenced strategic acquisition program to acquire retail properties net leased to industry leading retail tenants. Since our initial public offering in 1994, we have developed 59 of our 87 properties, including 47 of our 75 freestanding properties and all 12 of our community shopping centers. As of December 31, 2011, the properties that we developed accounted for approximately 75% of our annualized base rent. We expect to continue to expand our tenant relationships and diversify our tenant base to include other quality industry leading retail tenants through the development and acquisition of net leased properties.

Growth Strategy

Our growth strategy includes the development and acquisition of industry leading single tenant net leased retail properties.

Development. We believe that our development strategy produces superior risk adjusted returns. Our development process commences with the identification of land parcels that we believe are situated in an attractive retail location. The location must be in a concentrated retail corridor, have high traffic counts, good visibility and demographics compatible with the desires of a targeted retail tenant. After assessing site feasibility we propose long-term net leases that commence prior to the development of the site.

Upon the execution of the lease, we acquire the land and pursue all necessary approvals to commence development. We direct all aspects of the development process, including land acquisition due diligence, design, construction, lease negotiation and asset management.

Acquisitions. We strategically acquire single-tenant net leased retail properties when we have determined that a potential acquisition target meets our return on investment criteria and such acquisition will diversify our rental income either by tenant, geographically or retail sector concentration. Since the commencement of our acquisition program in April 2010, we have acquired 19 single tenant net leased retail properties in 13 states in nine retail sectors.

Financing Strategy

As of December 31, 2011, our total mortgage debt was approximately $62.9 million with a weighted average maturity of 6.3 years. Of this total mortgage indebtedness, approximately $39.7 million is fixed rate, self–amortizing debt with a weighted average interest rate of 7.6% and a weighted average maturity of 9.1 years. The remaining mortgage debt of approximately $23.2 million bears interest at 150 basis points over LIBOR or 1.78% as of December 31, 2011 and has a maturity date of July 14, 2013, which can be extended at our option for two additional years. In January 2009, we entered into an interest rate swap agreement that fixes the interest rate during the initial term of the variable interest mortgage at 3.744%.

In addition to our mortgage debt, on October 26, 2011, we replaced our $55 million and $5 million credit facilities with an $85 million unsecured revolving credit facility that matures on October 26, 2014 (the “Credit Facility”). Subject to customary conditions, at our option, the Credit Facility may be extended for two one-year terms and the total commitments under the Credit Facility may be increased up to an aggregate of $135 million. Borrowings under the Credit Facility are priced at LIBOR plus 175 to 260 basis points, depending on our leverage ratio. As of December 31, 2011, we had $56.4 million outstanding under the Credit Facility with a weighted average interest rate of 2.18%.

We intend to maintain a ratio of total indebtedness (including construction and acquisition financing) to total market capitalization of 65% or less. At December 31, 2011, our ratio of indebtedness to total market capitalization assuming the conversion of limited partnership interests in the Operating Partnership (“OP units”), was approximately 32.4%.

We are evaluating our borrowing policies on an on-going basis in light of current economic conditions, relative costs of debt and equity capital, market value of properties, growth and acquisition opportunities and other factors. There is no contractual limit or any limit in our organizational documents on our ratio of total indebtedness to total market capitalization, and accordingly, we may modify our borrowing policy and may increase or decrease our ratio of debt to total market capitalization without stockholder approval.

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

Major Tenants

As of December 31, 2011, approximately 46% of our GLA was leased to Walgreens, Kmart, and CVS and approximately 52% of our total annualized base rent was attributable to these tenants. At December 31, 2011, Walgreens occupied approximately 13.5% of our GLA and accounted for approximately 34% of our annualized base rent. At December 31, 2011, Kmart occupied approximately 30% of our GLA and accounted for approximately 11% of our annualized base rent. At December 31, 2011, CVS occupied approximately 2% of our GLA and accounted for approximately 7% of our annualized base rent. No other tenant accounted for more than 6% of GLA or annualized base rent in 2011. The loss of any of these anchor tenants or a significant number of their stores, or the inability of any of them to pay rent, would have a material adverse effect on our business.

Borders

As of December 31, 2010, we had 14 properties leased to Borders, Inc. (“Borders”) under triple net leases, including 13 retail properties and the corporate headquarters in Ann Arbor, Michigan. As of December 31, 2010, we had annualized base rent of approximately $7.4 million from Borders, Inc., amounting to approximately 20% of our total annualized base rent. In addition, as of December 31, 2010, we owned two additional Borders locations that were occupied by subtenants under sublease agreements with Borders.

On February 16, 2011, Borders filed a petition for reorganization relief under Chapter 11 of the Bankruptcy Code.  In July 2011, Borders, unable to sell itself as a going concern, sought and received the bankruptcy court's approval for the liquidation of all of the assets of Borders, including its leases, under Chapter 11 of the Bankruptcy Code. The Borders liquidation commenced in July 2011 under a phased program and concluded in September 2011. During the year ended December 31, 2011, Borders closed stores and rejected the leases at all of our properties leased to Borders.

Sales of Borders Properties. In January 2011, we completed the sale of two of our former Borders properties located in Tulsa, Oklahoma. The properties were sold to an unrelated party for approximately $6.5 million. The proceeds from the sale were used to pay down amounts outstanding under our credit facilities. In addition, in December 2011, we completed the sale of one former Borders location in Norman, Oklahoma for approximately $1.6 million.

Re-Leased Borders Properties. As discussed above, two of our Borders locations were occupied by subtenants under sublease agreements with Borders. In connection with the Chapter 11 bankruptcy proceedings, effective July 1, 2011, our affiliates took control of the two properties through an assignment of those subleases.  We waived certain bankruptcy rejection damage claims against Borders for its unencumbered stores to facilitate this transaction, and Borders is no longer obligated under the two leases.  The two properties are located in Boynton Beach, Florida (subleased to Off Broadway Shoes) and Indianapolis, Indiana (subleased to Simply Amish Furniture).  We also have the ability to develop a 16,000 square foot building adjacent to the Boynton Beach property. In July 2011, we leased the former Borders location in Wichita, Kansas to Vitamin Cottage Natural Food Markets, Inc. The new tenant opened a Natural Grocers by Vitamin Cottage store in the location during November 2011. In addition, in September 2011, the former Borders location in Columbia, Maryland was assigned to Books-A-Million.

Deed-in-Lieu of Foreclosure Transactions. During the fourth quarter of 2011, we conveyed the former Borders corporate headquarters property in Ann Arbor, Michigan, which was subject to a non-recourse mortgage loan in default, to the lender pursuant to a consensual deed-in-lieu-of-foreclosure process that satisfied the loan. In addition, during the fourth quarter of 2011, we entered into a settlement agreement that provided for the termination of the ground lease on a former Borders property in Ann Arbor, Michigan, and conveyed the retail portion of the property to the ground lessor and retained the office portion of the property. On March 6, 2012, we conveyed the four former Borders properties located in Germantown, Maryland; Oklahoma City, Oklahoma; Omaha, Nebraska and Columbia, Maryland, which were subject to non-recourse mortgage indebtedness in default, to the lender pursuant to a consensual deed-in-lieu-of-foreclosure process that satisfied the loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt.”

During the quarter ended September 30, 2011, we recognized various non-cash items amounting to net charges of $5.4 million related to the Borders properties. These included non-cash impairment charges of $13.5 million, offset by non-cash deferred revenue recognition of $5.7 million which is included in discontinued operations and a non-cash gain on extinguishment of debt of $2.4 million.

As of December 31, 2011, we have no rental income attributable to Borders. We currently have five vacant former Borders locations in Ann Arbor, Michigan (office); Columbus, Ohio; Lawrence, Kansas; Monroeville, Pennsylvania; and Omaha, Nebraska. We are currently marketing for sale and/or lease these remaining unencumbered former Borders retail properties. As of the date of this report, two former Borders properties are under contracts to sell for an aggregate sales price of $4.2 million. Closing of these transactions is subject to satisfactory completion of the purchasers’ due diligence investigations and other customary closing conditions, and there is no assurance that the conditions will be satisfied or that the sales will occur as contemplated.

The Borders liquidation has negatively affected our operating results and will continue to negatively affect our future operating results as we will be covering the operating expenses related to the vacant properties, and therefore there will be uncertainty in determining the ultimate impact on our operations.

Tax Status

We believe that we have operated, and we intend to continue to operate, in a manner to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). In order to maintain qualification as a REIT, we must, among other things, distribute at least 90% of our REIT taxable income and meet certain asset and income tests. Additionally, our charter limits ownership of our Company, directly or constructively, by any single person to 9.8% of the value of our outstanding common stock and preferred stock, subject to certain exceptions. As a REIT, we are not subject to federal income tax with respect to that portion of our income that meets certain criteria and is distributed annually to the stockholders.

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

During 2011, we conducted Phase I environmental studies for the 10 properties that we acquired and one property we developed. The results of all of the Phase I studies on the acquisition properties indicated that no further action was warranted. On the development property, in addition to the Phase I environmental study, we conducted an additional investigation including a Phase II environmental assessment which indicated no further action was required.

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

Employees

As of December 31, 2011, we employed 13 persons. Employee responsibilities include accounting, land acquisition, construction, management, leasing, acquisition sourcing and underwriting, property coordination and administrative functions for the properties. Our employees are not covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory.

Financial Information About Industry Segments

We are in the business of development, acquisition and management of freestanding single tenant net leased properties and community shopping centers. We consider our activities to consist of a single industry segment. See the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.

Available Information

Our headquarters is located at 31850 Northwestern Highway, Farmington Hills, MI 48334 and our telephone number is (248) 737-4190. Our website address is www.agreerealty.com. Our reports electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act can be accessed through this site, free of charge, as soon as reasonably practicable after we electronically file or furnish such reports. These filings are also available on the SEC’s website at www.sec.gov. Our website also contains copies of our corporate governance guidelines and code of business conduct and ethics as well as the charters of our audit, compensation and nominating and corporate governance committees. The information on our website is not part of this report.

Item 1A: Risk Factors

Risks Related to Our Business and Operations

The current global economic and financial conditions may have a negative effect on our business and operations.

 While economic conditions in many of our markets have improved, current economic and financial conditions continue to be challenging and volatile and any worsening of such conditions, including any disruption in the capital markets, could adversely affect our business and operations. The nature of the recovery in the economic, credit and financial markets remains uncertain, and there can be no assurance that market conditions will continue to improve in the near future or that our results will not continue to be materially and adversely affected. Potential consequences of the current economic and financial conditions include:

•	the financial condition of our tenants may be adversely affected, which may result in tenant defaults under the leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•	current or potential tenants may delay or postpone entering into long-term net leases with us which could continue to lead to reduced demand for commercial real estate;

•	the ability to borrow on terms and conditions that we find acceptable may be limited or unavailable, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from acquisition and development activities, reduce our ability to make cash distributions to our stockholders and increase our future interest expense;

•	our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions;

•	the recognition of impairment charges on or reduced values of our properties, which may adversely affect our results of operations or limit our ability to dispose of assets at attractive prices and may reduce the availability of buyer financing; and

•	one or more lenders under the Credit Facility could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs and commitments associated with our operations. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks.

Single-tenant leases involve significant risks of tenant default.

We focus our development and investment activities on ownership of real properties that are leased to a single-tenant. Therefore, the financial failure of, or other default in payment by, a single-tenant under its lease is likely to cause a significant reduction in our operating cash flows from that property and a significant reduction in the value of the property, and could cause a significant reduction in our revenues and a significant impairment loss.  We may also experience difficulty or a significant delay in re-leasing such property. The current economic and financial conditions may put financial pressure on and increase the likelihood of the financial failure of, or other default in payment by, one or more of the tenants to whom we have exposure.

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

As of December 31, 2011, we derived approximately 52% of our annualized base rent from three major tenants:

•	Approximately 34% of our annualized base rent was from Walgreens;

•	Approximately 11% of our annualized base rent was from Kmart; and

•	Approximately 7% of our annualized base rent was from CVS.

In the event of a default by any of these tenants under their leases, we may experience delays in enforcing our rights as lessor and may incur substantial costs in seeking to protect our investment. Any bankruptcy, insolvency or failure to make rental payments by, or any adverse change in the financial condition of, one or more of these tenants, or any other tenant to whom we may have a significant credit concentration now or in the future, would likely result in a material reduction of our cash flows and material losses to our company.

In February 2012, Sears Holding Corporation (“Sears”), the parent company of Kmart, reported a net loss from continuing operations attributable to stockholders for fiscal year 2011 of approximately $3.1 billion and a decline in Kmart’s comparable store sales of 1.4%. In addition, on December 27, 2011, Sears announced that, due to poor performance and the difficult economic environment, it intended to close 100 to 120 Kmart and Sears full-line stores. Sears has identified 96 of the 100 to 120 store closings, which included 50 Kmart locations. While our Kmart locations are not currently included on the list of store closings, Sears could decide to close additional Kmart locations in the future, including stores leased from us.

In addition, because Kmart is a significant tenant, negative information about Kmart or Sears may adversely affect the market and price of our common stock.

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

In the event that certain tenants cease to occupy a property, although under most circumstances such a tenant would remain liable for its lease payments, such an action may result in certain other tenants at our community shopping centers having the right to terminate their leases at the affected property, which could adversely affect the future income from that property.  As of December 31, 2011, each of our community shopping centers had tenants with those provisions in their leases.

Our portfolio has limited geographic diversification, which makes us more susceptible to adverse events in these areas.

Our properties are located primarily in the mid-western United States and in particular, the State of Michigan (with 42 properties).  An economic downturn or other adverse events or conditions such as terrorist attacks or natural disasters in these areas, or any other area where we may have significant concentration now or in the future, could result in a material reduction of our cash flows or material losses to our company.

Risks associated with our development and acquisition activities.

We intend to continue the development of new properties and to consider possible acquisitions of existing properties.  We anticipate that our new developments will be financed under lines of credit or other forms of construction financing that will result in a risk that permanent financing on newly developed projects might not be available or would be available only on disadvantageous terms. In addition, new project development is subject to a number of risks, including risks of construction delays or cost overruns that may increase anticipated project costs, and new project commencement risks such as receipt of zoning, occupancy and other required governmental permits and authorizations and the incurrence of development costs in connection with projects that are not pursued to completion.  If permanent debt or equity financing is not available on acceptable terms to refinance new development or acquisitions undertaken without permanent financing, further development activities or acquisitions might be curtailed or cash available for distribution might be adversely affected.  Acquisitions entail risks that investments will fail to perform in accordance with expectations, as well as general investment risks associated with any new real estate investment.

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

The current economic and financial market conditions have and may continue to exacerbate many of the foregoing risks.  If a tenant fails to perform on its lease covenants, that would not excuse us from meeting any mortgage debt obligation secured by the property and could require us to fund reserves in favor of our mortgage lenders, thereby reducing funds available for payment of cash dividends on our shares of common stock.

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

We own and may in the future acquire properties that will be operated as convenience stores and gas station facilities. The operation of convenience stores and gas station facilities at our properties will create additional environmental concerns. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations.

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

At December 31, 2011, our ratio of indebtedness to total market capitalization (assuming conversion of OP units) was approximately 32.4%.  The use of leverage presents an additional element of risk in the event that (1) the cash flow from lease payments on our properties is insufficient to meet debt obligations, (2) we are unable to refinance our debt obligations as necessary or on as favorable terms or (3) there is an increase in interest rates.  If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the property could be foreclosed upon with a consequent loss of income and asset value to us.  Under the “cross-default” provisions contained in mortgages encumbering some of our properties, our default under a mortgage with a lender would result in our default under mortgages held by the same lender on other properties resulting in multiple foreclosures.

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

The terms of the Credit Facility and other indebtedness require us to comply with a number of customary financial and other covenants. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. The Credit Facility contains certain cross-default provisions which could be triggered in the event that we default on our other indebtedness. These cross-default provisions may require us to repay or restructure the credit facility in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.

Credit market developments may reduce availability under our credit agreements.

Due to the current volatile state of the credit markets, there is risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and/or honoring loan commitments. If our lender(s) fail to honor their legal commitments under our credit facilities, it could be difficult in the current environment to replace our credit facilities on similar terms. The failure of any of the lenders under the Credit Facility may impact our ability to finance our operating or investing activities.

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

We expect to continue to increase our capital resources by making additional offerings of equity and debt securities in the future, which would include classes of preferred stock, common stock and senior or subordinated notes. Our ability to raise additional capital may be adversely impacted by market conditions, and we do not know if market conditions will continue to stabilize or improve. Future market dislocations could cause us to seek sources of potentially less attractive capital. All debt securities and other borrowings, as well as all classes of preferred stock, will be senior to our common stock in a liquidation of our company. Additional equity offerings could dilute our stockholders’ equity, and reduce the market price of shares of our common stock. In addition, we may issue preferred stock with a distribution preference that may limit our ability to make distributions on our common stock. Our ability to estimate the amount, timing or nature of additional offerings is limited as these factors will depend upon market conditions and other factors.

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

Certain of our officers and members of our board of directors own OP units in the Operating Partnership. These individuals may have personal interests that conflict with the interests of our stockholders with respect to business decisions affecting us and the Operating Partnership, such as interests in the timing and pricing of property sales or refinancings in order to obtain favorable tax treatment. As a result, the effect of certain transactions on these unit holders may influence our decisions affecting these properties.

Federal Income Tax Risks

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes we must continually satisfy numerous income, asset and other tests, thus having to forgo investments we might otherwise make and hindering our investment performance.

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

In addition, if we fail to qualify as a REIT, we will no longer be required to pay dividends (other than any mandatory dividends on any preferred shares we may offer).  As a result of these factors, our failure to qualify as a REIT could adversely affect the market price for our common stock.

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

Our distributions may exceed the amount of our income as a REIT. If so, the excess distributions will be treated as a return of capital to the extent of the stockholder’s basis in our stock, and the stockholder’s basis in our stock will be reduced by such amount. To the extent distributions exceed a stockholder’s basis in our stock; the stockholder will recognize capital gain, assuming the stock is held as a capital asset.

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

Item 1B: Unresolved Staff Comments

There are no unresolved staff comments.

Item 2: Properties

Our properties consist of 75 freestanding single tenant net leased retail properties and 12 community shopping centers that, as of December 31, 2011, were 92.7% leased, with a weighted average lease term of 11.7 years. Approximately 87% of our annualized base rent was attributable to national retailers. Among these retailers are Walgreens, Kmart and CVS, which, at December 31, 2011, collectively represented approximately 52% of our annualized base rent. A majority of our properties were built for or are leased to national tenants who require a high quality location with strong retail characteristics. We developed 47 of our 75 freestanding single tenant net leased retail properties and all 12 of our community shopping centers. Properties we have developed (including our community shopping centers) account for approximately 75% of our annualized base rent as of December 31, 2011. Our 75 freestanding single tenant net leased retail properties are comprised of 75 retail locations. See Notes 6 and 7 to the Consolidated Financial Statements included herein for information regarding mortgage debt and other debt related to our properties.

A substantial portion of our income consists of rent received under net leases. A majority of our leases provide for the payment of fixed base rentals monthly in advance and for the payment by tenants of a pro rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping center as well as payment to us of a percentage of the tenant’s sales. We received percentage rents of $34,404, $34,518 and $15,366 for the fiscal years 2011, 2010 and 2009, respectively. Leases with Walgreens and Kmart do contain percentage rent provisions; however, no percentage rent was received from these tenants during these periods. Some of our leases require us to make roof and structural repairs, as needed.

Development and Acquisition Summary

During 2010, we completed the following developments and redevelopments:

Tenant(s)	Sector	Location	Cost	Cost Per Square Foot
Walgreens (2)	Pharmacy	Ann Arbor, Michigan	$3.1 million	$227
Walgreens	Pharmacy	Atlantic Beach, Florida	$3.6 million	$249
Walgreens	Pharmacy	St. Augustine Shores, Florida	$3.7 million	$250
Dick's Sporting Goods	Sporting Goods	Boynton Beach, Florida	$3.7 million	$84

(1)	All costs related to planning, development and construction of buildings prior to the date they become operational, including interest and real estate taxes during the construction period, are capitalized for financial reporting purposes. Leasing costs associated with the lease up of development properties are not included in development costs. See Note 2 to our Consolidated Financial Statements.
(2)	Property subject to a long-term ground lease where a third party owns the underlying land and has leased the property to us to construct a building for lease.

During 2011 and 2010, we completed the following acquisitions:

Tenant(s)	Sector	Location	Cost
2011
AT&T	Specialty Retail	Wilmington, North Carolina	$3.3 million
Advance Auto Parts	Auto Parts	Marietta, Georgia	$1.3 million
NTB	Auto Service	Dallas, Texas	$2.8 million
CVS Caremark	Pharmacy	Roseville, California	$8.4 million
Aldi	Grocery	New Lenox, Illinois	$1.9 million
Big O Tires	Auto Service	Chandler, Arizona	$2.6 million
Kohl’s (1)	Apparel	Salt Lake City, Utah	$8.1 million
Walgreens	Pharmacy	Fort Walton Beach, Florida	$2.7 million
Wawa	Convenience Store	Baltimore, Maryland	$3.5 million
CVS Caremark	Pharmacy	Leawood, Kansas	$4.2 million
2010
CVS Caremark	Pharmacy	Atchison, Kansas	$4.2 million
CVS Caremark	Pharmacy	Johnstown, Ohio	$3.5 million
CVS Caremark	Pharmacy	Lake in the Hills, Illinois	$5.8 million
PNC Bank	Financial Institution	Antioch, Illinois	$2.8 million
Lowes (1)	Home Improvement	Concord, North Carolina	$9.9 million
CVS Caremark	Pharmacy	Mansfield, Connecticut	$3.3 million
Kohl’s (1)	Apparel	Tallahassee, Florida	$2.2 million
JP Morgan Chase	Financial Institution	Spring Grove, Illinois	$2.9 million
Walgreens	Pharmacy	Shelby Township, Michigan	$2.2 million

(1)	Property subject to a long-term ground lease where a third party owns the underlying land and has leased the property to us.

The weighted average capitalization rate for the 2011 acquisitions was 8.6%. The weighted average capitalization rate for these single tenant net leased properties was calculated by dividing the property net operating income by the purchase price. Property net operating income is defined as the straight-line rent for the base term of the lease less any property level expense (if any) that is not recoverable from the tenant.

The weighted average capitalization rate for the 2010 acquisitions was 8.0%. The weighted average capitalization rate for these single tenant net leased properties was calculated by dividing the property net operating income by the purchase price. Property net operating income is defined as the straight-line rent for the base term of the lease from each property less any property level expense (if any) that is not recoverable from the tenant.

During 2011 and 2010, we completed the following dispositions:

Tenant(s)	Location	Sales Price
2011
Borders (two book stores)	Tulsa, Oklahoma	$6.7 million
Former Borders (book store)	Norman, Oklahoma	$1.6 million
Borders (corporate headquarters)	Ann Arbor, Michigan
Former Borders (book store)	Ann Arbor, Michigan
2010
Borders (book store)	Santa Barbara, California	$9.8 million
Walgreens (pharmacy)	Marion Oaks, Florida	$4.1 million
Borders (book store)	Aventura, Florida	$ .5 million

Major Tenants

The following table sets forth certain information with respect to our major tenants:

Tenant	Number of Leases	Annualized Base Rent as of December 31, 2011	Percent of Total Annualized Base Rent as of December 31, 2011
Walgreens	31	$11,522,499	34%
Kmart	12	3,847,911	11
CVS	6	2,463,490	7
Total	49	$17,833,900	52%

Walgreens is a leader of the U.S. chain drugstore industry and trades on the New York Stock Exchange (“NYSE”) under the symbol “WAG”. Walgreens operated 8,210 locations in 50 states, the District of Columbia, Puerto Rico and Guam and had total assets of approximately $27.4 billion as of August 31, 2011. As of February 11, 2012, Walgreens’s long-term debt had a Standard and Poor’s rating of A and a Moody’s rating of A2. For its fiscal year ended August 31, 2011, Walgreens reported that its annual net sales were $72.2 billion, its annual net income was $2.7 billion and it had stockholders’ equity of $14.8 billion.

Kmart is a wholly-owned subsidiary of Sears Holdings Corporation (“Sears”), which trades on the Nasdaq stock market under the symbol “SHLD”. Kmart is a mass merchandising company that offers customers quality products through a portfolio of brands and labels. As of October 29, 2011, Kmart operated approximately 1,309 stores across 49 states, Guam, Puerto Rico and the U.S. Virgin Islands. Sears is a broadline retailer with approximately 2,177 full-line and 1,384 specialty retail stores in the United States. As of October 29, 2011, Sears had total assets of $25.5 billion, total liabilities of $17.8 billion and stockholders’ equity of $7.7 billion. All of our Kmart properties are in the traditional Kmart format and these Kmart properties average 85,000 square feet per property.

CVS is a leading pharmacy provider in the United States and trades on the NYSE under the symbol “CVS”. As of December 31, 2011, CVS operated over 7,300 retail stores in 44 states, the District of Columbia and Puerto Rico. For its fiscal year ended December 31, 2011, CVS had net revenues of $107.1 billion, its annual net income was $3.5 billion and it had shareholders’ equity of $38.1 billion.

The financial information set forth above with respect to Walgreens, Kmart and CVS was derived from the annual reports on Form 10-K filed by Walgreens and CVS with the SEC with respect to their 2011 fiscal year, and the quarterly report on Form 10-Q filed by Sears Holdings Corporation with the SEC with respect to the third quarter of 2011. Additional information regarding Walgreens, Kmart or CVS may be found in their respective public filings. These filings can be accessed at www.sec.gov. We are unable to confirm, and make no representations with respect to, the accuracy of these reports and therefore you should not place undue reliance on such information as it pertains to our operations.

Location of Properties in the Portfolio

The following table presents information about our properties as of December 31, 2011.

State	Number of Properties	Total GLA (Sq. Feet)	Percent of Total GLA Leased on December 31, 2011
Arizona	1	6,228	100%
California	1	15,791	100%
Connecticut	1	10,125	100%
Florida	9	410,616	100%
Georgia	2	21,091	100%
Illinois	5	55,740	100%
Indiana	2	15,844	100%
Kansas	4	72,049	72%
Kentucky	1	116,212	100%
Maryland	3	58,303	56%
Michigan	42	1,785,456	96%
Nebraska	2	61,500	11%
New Jersey	1	10,118	100%
New York	2	27,626	100%
North Carolina	2	174,393	100%
Ohio	2	34,225	39%
Oklahoma	1	24,641	0%
Pennsylvania	1	37,004	23%
Texas	1	8,074	100%
Utah	1	88,926	100%
Wisconsin	3	522,536	96%
Total/Average	87	3,556,498	93%

Lease Expirations

The following table shows lease expirations for our community shopping centers and wholly-owned freestanding single tenant net leased retail properties, assuming that none of the tenants exercise renewal options.

		December 31, 2011
		Gross Leasable Area		Annualized Base Rent
Expiration Year	Number of Leases Expiring	Square Footage	Percent of Total	Amount	Percent of Total	Average Per Square Foot

2012	16	232,987	7.1%	$1,035,215	3.1%	$4.44
2013	23	353,463	10.7%	1,771,397	5.2%	5.01
2014	20	227,770	6.9%	1,216,766	3.6%	5.34
2015	28	798,495	24.2%	3,926,107	11.5%	4.92
2016	15	93,619	2.8%	706,276	2.1%	7.54
2017	10	85,549	2.6%	1,505,530	4.4%	17.60
2018	8	118,491	3.6%	1,937,484	5.7%	16.35
2019	7	85,170	2.6%	1,809,379	5.3%	21.24
2020	5	126,991	3.9%	1,510,378	4.4%	11.89
2021	7	158,699	4.8%	1,951,200	5.8%	12.29
Thereafter	49	1,014,796	30.8%	16,647,524	48.9%	16.40
Total	188	3,296,030	100.0%	$34,017,256	100.0%	$10.32

We have made preliminary contact with the 16 tenants whose leases expire in 2011. Of those tenants, four tenants have the extended their lease terms, three tenants will terminate, and nine tenants have leases expiring in 2012. We expect those nine tenants to extend their leases or enter into lease extensions at rates similar to the expiring leases.

During the year ended December 31, 2011, we leased or re-leased 224,000 square feet of space for a total annualized base rent of approximately $1.6 million. During that period, total tenant improvements for such leases were $497,000 and total leasing commissions were $197,000 Annualized base rent under such leases were $7.27 per square foot, or 3.8% higher than under leases expiring in 2011.

Annualized Base Rent of our Properties

The following table sets forth annualized base rent as of December 31, 2011 for each type of retail tenant:

		Percent of
	Annualized	Annualized
Type of Tenant	Base Rent	Base Rent
National (1)	$29,705,814	87%
Regional (2)	2,895,990	9
Local	1,415,452	4
Total	$34,017,256	100%

(1)	Includes the following national tenants: Walgreens, Kmart, Wal-Mart, CVS, Lowe’s, Dick’s Sporting Goods, PNC Bank, Kohl’s, Fashion Bug, Rite Aid, JC Penney, Avco Financial, GNC Group, AT&T, Advance Auto, Radio Shack, Super Value, Maurices, Payless Shoes, Family Dollar, H&R Block, Sally Beauty, Jo Ann Fabrics, Staples, Best Buy, Dollar Tree, TGI Friday’s and Pier 1 Imports.
(2)	Includes the following regional tenants: Roundy’s Foods, Meijer, Dunham’s Sports, Christopher Banks and Beall’s Department Stores.

Freestanding Properties

At December 31, 2011, our 75 operating freestanding properties were leased to Walgreens (30), Rite Aid (7), CVS (6), Kmart (2), JP Morgan Chase (3), Los Tres Amigos (1), Dick’s Sporting Goods (1), Lake Lansing RA Associates, LLC (1), Meijer (1), Wal-Mart (Sam’s Club) (1), Kohl’s (2), PNC Bank (1), Lowe’s (1), Off Broadway Shoes (1), Wawa (1), Simply Amish (1), Advance Auto (1), Aldi (1), Natural Grocers (1), AT&T (1), TBC Tire stores (2), Books-A-Million (1), and vacant (8). Our freestanding properties provided $23,953,036, or approximately 70.4%, of our annualized base rent as of December 31, 2011, at an average base rent per square foot of $14.10. These properties contain, in the aggregate, 1,697,953 square feet of GLA or approximately 48% of our total GLA as of December 31, 2011. Our freestanding properties tend to have high traffic counts, are generally located in densely populated areas and are leased to a single-tenant on a long term basis. Of our 75 operating freestanding properties, 47 were developed by us. Our freestanding properties had a weighted average remaining lease term of 14.8 years as of December 31, 2011.

Our freestanding properties range in size from 3,215 to 170,393 square feet of GLA and are located in the following states: Arizona (1), California (1), Connecticut (1), Florida (8), Georgia (2), Illinois (4), Indiana (2), Kansas (4), Maryland (3), Michigan (36), Nebraska (2), New Jersey (1), New York (2), North Carolina (2), Ohio (2), Oklahoma (1), Pennsylvania (1), Texas (1), and Utah (1).

The following table sets forth more information about our freestanding properties as of December 31, 2011.

Tenant	City	State	Year Completed/ Expanded	Total GLA	Lease Expiration(2) (Option expiration)
Advance Auto Parts	Marietta	GA	2011	6,271	Apr 30, 2026 (2041)
Aldi	New Lenox	IL	2011	15,000	Nov 30, 2031 (2051)
Amish Furniture Mart	Indianapolis	IN	2002	15,844	Dec 30, 2017
AT&T	Wilmington	NC	2010	4,000	Nov 30, 2025 (2035)
Big O Tires	Chandler	AZ	2011	6,228	Aug 31, 2036 (2046)
Chase Bank	Spring Grove	IL	2010	4,300	Apr 20, 2038 (2067)
Chase Bank (7)	Southfield	MI	2009	4,270	Oct 31, 2029 (2059)
Chili's	Omaha	NE	1995	6,500	Oct 31, 2017 (2037)
Citizens Bank	Flint, MI	MI	2003	4,426	Apr 15, 2023
CVS Pharmacy (8)	Atchison	KS	2010	13,225	Jan 31, 2036 (2065)
CVS Pharmacy	Johnstown	OH	2010	13,225	Jan 31, 2035 (2059)
CVS Pharmacy (8)	Lake in the Hills	IL	2010	13,225	Jan 31, 2035 (2084)
CVS Pharmacy	Leawood	KS	2005	13,824	Nov 30, 2024 (2044)
CVS Pharmacy	Mansfield	CT	2010	10,125	Jan 31, 2027 (2046)
CVS Pharmacy	Roseville	CA	2009	15,791	Jun 30, 2029 (2049)
Dick's Sporting Goods (8)	Boynton Beach	FL	2010	43,790	Jan 31, 2021 (2040)
Former Borders	Columbus	OH	1996	21,000
Former Borders (8)(9)	Oklahoma City	OK	2002	24,641
Former Borders	Ann Arbor	MI	1996	51,000
Books-A-Million(8)(9)	Columbia	MD	1999	28,000	Jan 31, 2018 (2038)
Former Borders (8)(9)	Germantown	MD	2000	25,503
Former Borders	Lawrence	KS	1997	20,000
Former Borders (8)(9)	Omaha	NE	2002	24,641
Former Borders	Omaha	NE	1995	30,000
Former Borders	Monroeville	PA	1996	28,604
Kmart	Grayling	MI	1984	52,320	Sep 30, 2012 (2059)
Kmart	Oscoda	MI	1984/1990	90,470	Sep 30, 2012 (2059)
Kohl’s	Salt Lake City	UT	1980	88,926	Jul 31, 2025 (2045)
Kohl's (1)	Tallahassee	FL	2010	102,381	Jan 31, 2028 (2057)
Lake Lansing RA Assoc., LLC (4)	East Lansing	MI	2004	14,564	Dec 31, 2028 (2078)
Los Tres Amigos (3)	Lansing	MI	2004	5,448	Aug 31, 2014 (2032)
Lowe's (8)	Concord	NC	2010	170,393	Oct 31, 2028 (2058)
Meijer (5)(8)	Plainfield	IN	2007	Note 5	Nov 5, 2027 (2047)
National Tire and Battery	Dallas	TX	2011	8,074	May 31, 2036 (2046)
Off Broadway Shoes	Boynton Beach	FL	1996	20,745	Feb 28, 2017 (2024)
PNC Bank	Antioch	IL	2010	3,215	Mar 31, 2039 (2088)
Rite Aid	Mt. Pleasant	MI	2005	11,095	Nov 30, 2025 (2065)
Rite Aid	North Cape May	NJ	2005	10,118	Nov 30, 2025 (2065)
Rite Aid (8)	Albion	NY	2004	13,813	Oct 12, 2024 (2044)
Rite Aid (8)	Canton Twp	MI	2003	11,180	Oct 31, 2019 (2049)
Rite Aid (8)	Roseville	MI	2005	11,060	Jun 30, 2025 (2050)
Rite Aid (8)	Summit Twp	MI	2006	11,060	Oct 31, 2019 (2039)
Rite Aid (8)	Webster	NY	2004	13,813	Feb 24, 2024 (2044)
Sam's Club (6)(8)	Roseville	MI	2002	132,332	Aug 4, 2022 (2082)
TGI Fridays	Monroeville	PA	1996	8,400	Jan 31, 2018 (2028)
Vitamin Cottage Natural Food Markets	Wichita	KS	1995	25,000	Nov 25, 2021 (2041)
Walgreens	Atlantic Beach	FL	2010	14,478	Aug 31, 2035 (2085)
Walgreens	Barnesville, GA	GA	2007	14,820	Nov 30, 2032 (2082)

Tenant	City	State	Year Completed/ Expanded	Total GLA	Lease Expiration(2) (Option expiration)
Walgreens (8)	Big Rapids	MI	2003	13,560	Apr 30, 2028 (2078)
Walgreens	Brighton	MI	2009	14,550	Jan 31, 2034 (2084)
Walgreens	Fort Walton Beach	FL	1998	13,905	Mar 31, 2024 (2059)
Walgreens (8)	Lowell, MI	MI	2009	13,650	Aug 31, 2034 (2084)
Walgreens (8)	Midland	MI	2005	14,820	Jul 31, 2030 (2080)
Walgreens	Port St. John	FL	2009	14,550	Apr 30, 2034 (2084)
Walgreens	Silver Springs Shores	FL	2009	14,550	Dec 31, 2033 (2083)
Walgreens	St. Augustine Shores	FL	2010	14,820	Nov 30, 2036 (2086)
Walgreens (8)	Ypsilanti	MI	2008	13,650	Mar 31, 2032 (2082)
Walgreens (1)	Ann Arbor	MI	2010	13,650	Aug 31, 2035 (2085)
Walgreens (1) (8)	Petoskey	MI	2000	13,905	Apr 30, 2020 (2060)
Walgreens (8)	Chesterfield	MI	1998	13,686	Jul 31, 2018 (2058)
Walgreens (8)	Delta Twp	MI	2005	14,559	Nov 30, 2030 (2080)
Walgreens (8)	Flint	MI	2000	14,490	Dec 31, 2020 (2060)
Walgreens (8)	Flint	MI	2001	15,120	Feb 28, 2021 (2061)
Walgreens (8)	Flint	MI	2002	14,490	Apr 30, 2027 (2077)
Walgreens (8)	Flint	MI	2004	14,560	Feb 28, 2029 (2079)
Walgreens (8)	Flint	MI	2004	13,650	Nov 30, 2029 (2079)
Walgreens (8)	Grand Blanc	MI	1998	13,905	Feb 28, 2019 (2058)
Walgreens (8)	Grand Rapids	MI	2005	14,820	Aug 30, 2030 (2080)
Walgreens (8)	New Baltimore	MI	2001	14,490	Aug 31, 2021 (2061)
Walgreens (8)	Pontiac	MI	1998	13,905	Oct 31, 2018 (2058)
Walgreens (8)	Rochester	MI	1998	13,905	June 30, 2019 (2059)
Walgreens (8)	Shelby Twp	MI	2008	14,820	Jul 31, 2033 (2083)
Walgreens (8)	Waterford	MI	1997	13,905	Feb 28, 2018 (2058)
Walgreens and Retail Space (8)	Ypsilanti	MI	1999	21,620	Dec 31, 2019 (2059)
Walgreens and Chase Bank (8)	Macomb Twp	MI	2008	19,090	May 31, 2033 (2083)
Walgreens and Retail Space (8)	Livonia	MI	2007	19,390	May 31, 2032 (2082)
Wawa	Baltimore	MD	2011	4,800	Jan 31, 2032 (2062)
Total				1,697,953

(1)	Properties subject to long-term ground leases where a third party owns the underlying land and has leased the land to us to construct or operate freestanding properties. We pay rent for the use of the land and we are generally responsible for all costs and expenses associated with the building and improvements. At the end of the lease terms, as extended (Petoskey, MI 2074, Tallahassee, FL 2032, Salt Lake City 2025, and Ann Arbor, MI 2035), the land together with all improvements revert to the land owner. We have an option to purchase the Petoskey property after August 7, 2019 and the Ann Arbor property after June 3, 2012.
(2)	At the expiration of tenant’s initial lease term, each tenant (except Amish Furniture Mart and Citizens Bank) has an option, subject to certain requirements, to extend its lease for an additional period of time.
(3)	This 2.03 acre property is leased from us by Los Tres Amigos pursuant to a ground lease. The tenant occupies a 5,448 square foot building.
(4)	This 11.3 acre property is leased from us by Lake Lansing RA Associates, LLC pursuant to a ground lease. The ground lessee has constructed a 14,564 square foot building.
(5)	This 32.5 acre property is leased from us by Meijer pursuant to a ground lease. Meijer expects to construct an estimated 210,000 square foot super center.
(6)	This 12.68 acre property is leased from us by Wal-Mart pursuant to a ground lease. Wal-Mart has constructed a Sam’s Club retail building containing approximately 132,332 square feet.
(7)	This 1.0 acre property is leased from us by JP Morgan Chase Bank pursuant to a ground lease. JP Morgan Chase has constructed a retail bank branch containing approximately 4,270 square feet.
(8)	Properties subject to a mortgage/debt or pledged pursuant to our credit facilities.
(9)	This property was conveyed to the lender in March 2012 in a consensual deed-in-lieu-of-foreclosure-process.
23

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

The location, general character and primary occupancy information with respect to the community shopping centers as of December 31, 2011 are set forth below:

Property Location	Location	Year Completed/ Expanded	GLA Sq. Ft	Annualized Base Rent (2)	Average Base Rent per Sq. Ft. (3)	Percent Leased at December 31, 2011	Anchor Tenants (Lease Expiration/Option Period Expiration) (5)
Capital Plaza (1)(6)	Frankfort, KY	1978/2006	116,212	$ 592,000	$ 5.09	100%	Kmart (2013/2053)
							Walgreens (2031/2052)
Charlevoix Commons (4)	Charlevoix, MI	1991	137,375	686,495	5.00	100%	Kmart (2015/2065)
							Family Farm (2016)

Chippewa Commons (6)	Chippewa Falls, WI	1991	168,311	959,823	5.76	99%	Kmart (2014/2064)
							Consumers Cooperative (2015/2030)
							Fashion Bug (2014/2024)
Ironwood Commons (6)	Ironwood, MI	1991	185,535	954,164	5.14	100%	Kmart (2015/2065)
							Miner's (2021/2031)
Marshall Plaza (6)	Marshall, MI	1990	119,279	678,959	5.69	100%	Kmart (2015/2065)
Central Michigan Commons (6)	Mt. Pleasant, MI	1973/1997	241,458	1,001,558	4.23	98%	Kmart (2013/2048)
							JCPenney Co. (2015/2035)
							Staples, Inc. (2015/2030)
North Lakeland Plaza (6)	Lakeland, FL	1987	171,334	1,303,874	7.69	99%	Best Buy (2013/2028)
							Beall's (2020/2035)
Petoskey Town Center (6)	Petoskey, MI	1990	174,870	963,273	5.68	97%	Kmart (2015/2065)
							Family Fare (2013)
							Fashion Bug (2012/2022)
Plymouth Commons	Plymouth, WI	1990	162,031	840,169	5.35	97%	Kmart (2015/2065)
							Roundy's (2015/2030)
Ferris Commons (6)	Big Rapids, MI	1990	173,557	1,023,086	5.89	100%	Kmart (2015/2065)
							MC Sports (2018/2033)
							Peebles (2019/2039)
Shawano Plaza (6)	Shawano, WI	1990	192,694	918,671	4.86	98%	Kmart (2014/2064)
							Roundy's (2015/2030)
							JCPenney Co. (2015/2035)

West Frankfort Plaza	West Frankfort, IL	1982	20,000	136,000	6.80	100%	Fashion Bug (2013)
Total			1,862,656	$ 10,058,072	$ 5.45	99%

__________________

(1)	All community shopping centers except Capital Plaza (which is subject to a long-term ground lease expiring in 2053 from a third party) are wholly-owned by us.
(2)	Total annualized base rents of our Company as of December 31, 2011.
(3)	Calculated as total annualized base rents, divided by GLA actually leased as of December 31, 2011.
(4)	Roundy’s has sub-leased the space it leases at Charlevoix Commons (35,896 square feet, rented at a rate of $5.97 per square foot). The lease with Roundy’s expired on December 31, 2011. We have entered into a lease with Family Farm and Home, Inc (the Roundy’s sub-tenant). The Family Farm lease commences January 1, 2012, has a term of 5 years and a rental rate of $2.00 per square foot.
(5)	The option to extend the lease beyond its initial term is only at the option of the tenant.
(6)	Properties subject to a mortgage/debt or pledged pursuant to our credit facilities.

Item 3: Legal Proceedings

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

Item 4: Mine Safety Disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “ADC”. The following table sets forth the high and low closing prices of our common stock, as reported on the NYSE, and the dividends declared per share of common stock by us for each calendar quarter in the last two fiscal years. Dividends were paid in the periods immediately subsequent to the periods in which such dividends were declared.

Quarter Ended	High	Low	Dividends Declared Per Common Share

March 31, 2011	$26.07	$22.06	$0.40
June 30, 2011	$24.03	$20.72	$0.40
September 30, 2011	$23.29	$20.06	$0.40
December 31, 2011	$25.04	$21.15	$0.40

March 31, 2010	$24.67	$19.56	$0.51
June 30, 2010	$26.80	$21.73	$0.51
September 30, 2010	$26.74	$21.52	$0.51
December 31, 2010	$28.63	$24.79	$0.51

On March 2, 2012, the reported closing sale price per share of common stock on the NYSE was $23.51.

At February 17, 2012, there were 11,440,514 shares of our common stock issued and outstanding which were held by approximately 180 stockholders of record. The number of stockholders of record does not reflect persons or entities that held their shares in nominee or “street” name. In addition, at December 31, 2011 there were 347,619 OP units outstanding held by a limited partner other than our Company. The OP units are exchangeable into shares of common stock on a one for one basis.

For 2011, we paid $1.60 per share of common stock in dividends. Of the $1.60, 98.0% represented ordinary income, and 2.0% represented return of capital, for tax purposes. For 2010, we paid $2.04 per share of common stock in dividends. Of the $2.04, 90.0% represented ordinary income, and 10.0% represented return of capital, for tax purposes.

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

During the year ended December 31, 2011, we did not sell any unregistered securities. During the fourth quarter of 2011, we did not repurchase any of our equity securities.

For information about our equity compensation plan, please see Part III, Item 12 of this Annual Report on Form 10-K.

Item 6: Selected Financial Data

The following table sets forth our selected financial information on a historical basis and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Certain amounts have been reclassified to conform to the current presentation of discontinued operations. The balance sheet for the periods ending December 31, 2007 through 2011 and operating data for each of the periods presented were derived from our audited financial statements.

Selected Financial Data

(in thousands, except per share, number of properties, and percentage leased information)

	Year Ended December 31,
	2011	2010	2009	2008	2007
Operating Data
Total Revenues	$36,321	$33,681	$31,970	$30,487	$29,455
Expenses
Property Expense (1)	4,911	3,847	3,890	3,975	3,838
General and Administrative	5,662	5,003	4,559	4,361	4,462
Interest	4,727	4,104	4,008	4,534	4,234
Depreciation and amortization	6,501	5,280	4,951	4,656	4,317
Impairment charge	3,650	7,700	--	--	--
Total Expenses	25,451	25,934	17,408	17,526	16,851
Gain on extinguishment of debt	2,360	-	-	-	-
Other Income (2)	-	-	-	-	1,044
Income From Continuing Operations	13,230	7,747	14,562	12,961	13,648

Gain on Sale of Asset From Discontinued Operations	110	4,738	--	--	--
Income From Discontinued Operations	(3,451)	3,143	3,432	3,321	3,179
Net Income	9,889	15,628	17,994	16,282	16,827
Less Net Income Attributable to Non-Controlling Interest	338	561	950	1,265	1,345
Net Income Attributable to Agree Realty Corporation	$9,551	$15,067	$17,044	$15,017	$15,482
Number of Properties	87	81	73	68	64
Number of Square Feet	3,556	3,848	3,492	3,439	3,385
Percentage Leased	93%	99%	98%	99%	99%
Per Share Data – Diluted
Net Income (3)	$0.99	$1.64	$2.14	$1.95	$2.01
Weighted Average of Common Shares Outstanding – Diluted	9,681	9,191	7,966	7,719	7,716
Cash Dividends	$1.60	$2.04	$2.02	$2.00	$1.97
Balance Sheet Data
Real Estate (before accumulated depreciation)	$340,074	$338,221	$320,444	$311,343	$290,074
Total Assets	$293,944	$285,042	$261,789	$256,897	$239,348
Total Debt, including accrued interest	$120,032	$100,128	$104,814	$101,069	$82,889

(1)	Property expense includes real estate taxes, property maintenance, insurance, utilities and land lease expense.
(2)	Other income is composed of gain on land sales.
(3)	Net income per share has been computed by dividing the net income by the weighted average number of shares of common stock outstanding and the effect of dilutive securities outstanding.
27

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were established to continue to operate and expand the retail property business of our predecessor. We commenced our operations in April 1994. Our assets are held by and all operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and held a 96.59% interest as of December 31, 2011. We are operating so as to qualify as a REIT for federal income tax purposes.

The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included elsewhere in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

Effective January 1, 2012, a new accounting standard modifies the options for presentation of other comprehensive income. The new standard will require us to present comprehensive income in either a single continuous statement or two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income. We expect the adoption will impact our financial statement disclosures.

Effective January 1, 2012, guidance on how to measure fair value and on what disclosures to provide about fair value measurements will be converged with international standards. The adoption will require additional disclosures regarding fair value measurement, however, we do not expect the adoption will have a material effect on our financial statements.

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

We evaluate real estate for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value and such excess carrying value is charged to income. The expected cash flows of a project are dependent on estimates and other factors subject to change, including (1) changes in the national, regional, and/or local economic climates, (2) competition from other shopping centers, stores, clubs, mailings, and the internet, (3) increases in operating costs, (4) bankruptcy and/or other changes in the condition of third parties, including tenants, (5) expected holding period, and (6) availability of credit. These factors could cause our expected future cash flows from a project to change, and, as a result, an impairment could be considered to have occurred. During 2011 and 2010 we recorded impairment charges of $13.5 million and $8.14 million, respectively, related to the carrying value of our real estate assets.

Substantially all of our leases contain provisions requiring tenants to pay as additional rent a proportionate share of operating expenses (“operating cost reimbursements”) such as real estate taxes, repairs and maintenance, insurance, etc. The related revenue from tenant billings is recognized in the same period the expense is recorded.

We have elected to be taxed as a REIT under the Internal Revenue Code since our 1994 tax year. As a result, we are not subject to federal income taxes to the extent that we distribute annually at least 90% of our REIT taxable income to our stockholders and satisfy certain other requirements defined in the Internal Revenue Code.

We established TRS entities pursuant to the provisions of the REIT Modernization Act. Our TRS entities are able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of our Company which occur within our TRS entities are subject to federal and state income taxes. As of December 31, 2011 and 2010, we had accrued a deferred income tax amount of $705,000. In addition, we have recorded an income tax liability of $128,000 and $17,000 as of December 31, 2011 and 2010 respectively.

Results of Operations

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

Minimum rental income increased $2,316,000, or 8%, to $32,671,000 in 2011, compared to $30,355,000 in 2010. Rental income increased $3,137,000 due to the acquisition of 10 properties in 2011 along with the full year impact of nine properties acquired in 2010. The increase was also the result of the development of a Walgreens drug store in Ann Arbor, Michigan in September 2010, the development of a Walgreens drug store located in Atlantic Beach, Florida in October 2010, the development of a Walgreens drug store in St Augustine Shores, Florida in November 2010 along with the redevelopment of Dick’s Sporting Goods in Boynton Beach, Florida in October 2010. Our revenue increases from these developments amounted to $1,724,000. Rental revenue decreased $2,466,000 due to the closure of Borders stores due to the bankruptcy liquidation. In addition, rental income decreased $79,000 as a result of other rental income adjustments.

Percentage rents were $35,000 in 2011 and 2010.

Operating cost reimbursements decreased $34,000, or 1%, to $2,570,000 in 2011, compared to $2,604,000 in 2010. Operating cost reimbursements decreased due to the net decrease in recoverable property operating expenses as explained below.

We earned development fee income of $895,000 in 2011 related to a project we have completed in Berkeley, California. We recognized $590,000 of development fee income in 2010 related to a project that we completed in Oakland, California. We do not have any additional anticipated development fee projects.

Other income increased $52,000 to $150,000 in 2011, compared to $98,000 in 2010 due primarily to non-recurring fee income.

Real estate taxes increased $745,000, or 39%, to $2,658,000 in 2011 compared to $1,913,000 in 2010. An increase of $178,000 was the result of the acquisition of additional properties and an increase of $567,000 related to real estate taxes on former Borders properties that were formerly paid directly by Borders.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $73,000, or 5%, to $1,531,000 in 2011 compared to $1,458,000 in 2010. The increase was the result of an increase in utility costs of $100,000 including utilities for vacant space, an increase in insurance costs of $26,000, offset by decreases in shopping center maintenance expenses of ($35,000) and snow removal costs of ($18,000) in 2011 versus 2010.

Land lease payments increased $245,000, or 51%, to $721,000 in 2011 compared to $477,000 for 2010. The increase is the result of underlying land leases for our properties in Ann Arbor, Michigan and Tallahassee, Florida.

General and administrative expenses increased $659,000, or 13%, to $5,662,000 in 2011 compared to $5,003,000 in 2010. The increase in general and administrative expenses was primarily the result of increased employee costs of $370,000, increased income tax expenses in our TRS entities of $141,000, increased professional fees of $106,000 and an increase in other costs of $42,000. General and administrative expenses as a percentage of total rental income (minimum and percentage rents) increased to 16.4% for 2011 from 14.0% in 2010 without the impact of the deferred revenue recognition.

Depreciation and amortization increased $1,221,000, or 23%, to $6,501,000 in 2011 compared to $5,280,000 in 2010. The increase was the result the acquisition of 10 properties in 2011, the development of four properties in 2010 and the acquisition of nine properties in 2010.

We incurred an impairment charge of $3,650,000 in 2011 for our continuing operations as a result of writing down the carrying value of our real estate assets to fair value for properties formerly leased to Borders which were closed as part of the Borders bankruptcy liquidation. We incurred an impairment charge of $7,700,000 in 2010 for our continuing operations as a result of writing down the carrying value of our real estate assets to fair value for four properties that Borders had indicated they would close as part of their initial bankruptcy restructuring plan.

Interest expense increased $623,000, or 15%, to $4,727,000 in 2011, from $4,104,000 in 2010. The increase in interest expense is a result of higher levels of borrowings for the acquisition of additional properties during 2011, the impact of the new credit facility and the impact of default interest on various mortgage loans.

We recognized a gain on extinguishment of debt of $2,360,000 related to the mortgage debt on the former Borders property located in Lawrence, Kansas, that was released in 2011.

We recognized a gain of $110,000 on the disposition of properties in 2011. We sold three properties, conveyed the former Borders corporate headquarters to the lender, and terminated the ground lease on a property during 2011 and conveyed a portion of the property to the ground lessor. The properties were located in Tulsa, Oklahoma (2), Norman, Oklahoma and Ann Arbor, Michigan (2). We recognized a gain on sale of assets of $4,738,000 that pertains to the sale of three properties during 2010. The properties we disposed were located in Santa Barbara, California, Marion Oaks, Florida and Aventura, Florida.

Loss from discontinued operations was $3,451,000 in 2011 compared to income from discontinued operations of $3,143,000 in 2010. The loss from discontinued operations in 2011 was a result of impairment charges of $9,850,000, offset by $5,697,000 due to the recognition of deferred revenue. There were impairment charges of $440,000 in 2010. We sold two properties in January 2011, sold one property in December 2011, conveyed the former Borders corporate headquarters to the lender in December 2011, and terminated the ground lease on a property in December 2011 and conveyed a portion of the property to the ground lessor. In 2010, we sold one property in March 2010, one property in October 2010, and one property in October 2010.

Our net income decreased $5,738,000, or 37%, to $9,889,000 in 2011, from $15,627,000 in 2010 as a result of the foregoing factors.

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Minimum rental income increased $1,487,000, or 5%, to $30,355,000 in 2010, compared to $28,868,000 in 2009. The increase was the result of the development of a Walgreens drug store in Ann Arbor, Michigan in September 2010, the development of a Walgreens drug store located in Atlantic Beach, Florida in October 2010, the development of a Walgreens drug store in St Augustine Shores, Florida in November 2010, the development of a Walgreens drug store in Brighton, Michigan in February 2009, the development of a Walgreens drug store in Port St. John, Florida in June 2009, the development of a Walgreens drug store in Lowell, Michigan in September 2009 and the development of a Chase bank branch land lease in Southfield, Michigan in October 2009. Our revenue increases from these developments amounted to $787,000. In addition, rental income increased $702,000 as a result of the nine property acquisitions that were completed during 2010 and a decrease of $2,000 from other rental income adjustments.

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

General and administrative expenses increased $444,000, or 10%, to $5,003,000 in 2010 compared to $4,559,000 in 2009. The increase in general and administrative expenses was primarily the result of increased employee costs of $288,000, increased income tax expenses in our TRS entities of $32,000, increased professional fees of $57,000 and an increase in other costs of $67,000. General and administrative expenses as a percentage of total rental income (minimum and percentage rents) increased to 14.0% for 2010 from 13.3% in 2009.

Depreciation and amortization increased $329,000, or 7%, to $5,280,000 in 2010 compared to $4,951,000 in 2009. The increase was the result the development of five properties in 2009, the development of four properties in 2010 and the acquisition of nine properties in 2010.

We incurred an impairment charge of $7,700,000 in 2010 as a result of writing down the carrying value of our real estate assets to fair value for four properties leased to Borders and that Borders has indicated they plan to close as part of their bankruptcy restructuring plan. There was no impairment charge in 2009.

Interest expense increased $96,000, or 2%, to $4,104,000 in 2010, from $4,008,000 in 2009. The increase in interest expense resulted from the development and acquisition of additional properties during 2010.

We recognized a gain on sale of assets of $4,738,000 in 2010. The gain pertains to the sale of three properties during 2010. The disposed properties were located in Santa Barbara, California, Marion Oaks, Florida and Aventura, Florida. There were no property sales in 2009.

Income from discontinued operations decreased $289,000, or 8%, to $3,143,000 in 2010 compared to $3,432,000 in 2009.

Our net income decreased $2,366,000, or 13%, to $15,628,000 in 2010, from $17,994,000 in 2009 as a result of the foregoing factors.

Liquidity and Capital Resources

Our principal demands for liquidity are operations, distributions to our stockholders, debt repayment, development of new properties, redevelopment of existing properties and future property acquisitions. We intend to meet our short-term liquidity requirements, including capital expenditures related to the leasing and improvement of the properties, through cash flow provided by operations and the Credit Facility. We believe that adequate cash flow will be available to fund our operations and pay dividends in accordance with REIT requirements for at least the next 12 months. We may obtain additional funds for future development or acquisitions through other borrowings or the issuance of additional shares of common stock. Although market conditions have limited the availability of new sources of financing and capital, which may have an impact on our ability to obtain financing for planned new development projects in the near term, we believe that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs.

We completed a secondary offering of 1,495,000 shares of common stock in January/February of 2012.  The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $35.1 million after deducting the underwriting discount and other expenses.  The proceeds from the offering were used to pay down amounts outstanding under the Credit Facility and for general corporate purposes.

Our cash flows from operations decreased $614,000 to $25,497,000 in 2011, compared to $26,111,000 in 2010. Cash used in investing activities decreased $3,936,000 to $29,252,000 in 2011, compared to $33,188,000 in 2010. Cash provided by financing activities decreased $1,817,000 to $5,165,000 in 2011, compared to $6,982,000 in 2010. Our cash and cash equivalents increased by $1,505,000 to $2,003,000 as of December 31, 2011 as a result of the foregoing factors.

During 2011, we spent approximately $497,000 at our existing community shopping centers for tenant improvement or allowance costs, $197,000 for leasing commissions and $75,000 for other capital items.

We intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to total market capitalization of 65% or less. Nevertheless, we may operate with debt levels which are in excess of 65% of total market capitalization for extended periods of time. At December 31, 2011, our ratio of indebtedness to total market capitalization was approximately 34.2%. This ratio increased from 27.4% as of December 31, 2010 as a result of a decrease in the market value of our common stock and the increase in debt due to our 2011 property acquisitions.

Dividends

During the quarter ended December 31, 2011, we declared a quarterly dividend of $.40 per share. The cash dividend was paid on January 3, 2012 to holders of record on December 19, 2011.

During the quarter ending March 31, 2012, we declared a quarterly dividend of $.40 per share. The cash dividend will be paid on April 10, 2012 to holders of record on March 30, 2012.

Debt

In October 2011, we, through the Operating Partnership, closed on the $85 million unsecured revolving Credit Facility, which is guaranteed by our Company. Subject to customary conditions, at our option, total commitments under the Credit Facility may be increased up to an aggregate of $135 million. We intend to use borrowings under the Credit Facility for general corporate purposes, including working capital, capital expenditures, repayment of indebtedness or other corporate activities. The Credit Facility matures on October 26, 2014, and may be extended for two one-year terms to October 2016, subject to certain conditions. Borrowings under the Credit Facility bear interest at LIBOR plus a spread of 175 to 260 basis points depending on our leverage ratio. As of December 31, 2011, we had approximately $56,444,000 in principal amount outstanding under the Credit Facility bearing a weighted average interest rate of 2.18%. The Credit Facility replaced our $55 million and $5 million credit facilities. The net proceeds from the Credit Facility were used to repay outstanding indebtedness under our former $55 million and $5 million credit facilities. At December 31, 2010, $25,380,254 was outstanding under our $55 million credit facility with a weighted average interest rate of 1.26%, and $3,000,000 was outstanding under our $5 million credit facility with a weighted average interest rate of 2.50%.

The Credit Facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties, permitted investments etc. We were in compliance with the covenant terms at December 31, 2011.

As of December 31, 2011, we had total mortgage indebtedness of $62,854,057. Of this total mortgage indebtedness, $39,703,979 is fixed rate, self-amortizing debt with a weighted average interest rate of 7.64%, and $23,150,078 bears interest at 150 basis points over LIBOR (or 1.78% as of December 31, 2011) and has a maturity date of July 14, 2013, which can be extended at our option for two additional years. In January 2009, we entered into an interest rate swap agreement that fixes the interest rate during the initial term of this variable rate mortgage indebtedness at 3.744%.

The mortgage loans encumbering our properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At December 31, 2011, the mortgage debt of $23,150,078 is recourse debt and is secured by an unconditional guaranty of payment and performance by us. We have entered into mortgage loans which are secured by multiple properties and contain cross-default and cross-collateralization provisions. Cross-collateralization provisions allow a lender to foreclose on multiple properties in the event that we default under the loan. Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan.

As of December 31, 2011, we had four mortgaged properties that were formerly leased to Borders that served as collateral for four non-recourse loans, which were cross-defaulted and cross-collateralized (“Crossed Loans”). Directly or indirectly because of the Chapter 11 bankruptcy filing of Borders in February 2011, we were in default on the Crossed Loans as of December 31, 2011. The Crossed Loans had an aggregate principal outstanding of approximately $9.2 million as of December 31, 2011 and were secured by the former Borders stores in Oklahoma City, Oklahoma, Columbia, Maryland, Germantown, Maryland, and one of the former Borders stores in Omaha, Nebraska. As of December 31, 2011, the net book value of the four mortgaged properties was approximately $9.1 million, and annualized base rent for the four mortgaged properties, one of which was currently occupied, was approximately $.5 million, or 1.4% of our annualized base rent as of December 31, 2011. As previously disclosed, the lender declared all four Crossed Loans in default and accelerated our obligations thereunder. As a result of the Borders liquidation program, we did not have sufficient cash flow from the properties to continue to pay the debt service on the Crossed Loans and elected not to pay the debt service. On March 6, 2012, we conveyed the four mortgaged properties, which were subject to the Crossed Loans, to the lender pursuant to a consensual deed-in-lieu-of-foreclosure process that satisfied the loans.

We paid off a note payable in the amount of $704,374 on March 31, 2011.

In August 2011, we entered into a release agreement for the mortgage loan which was formerly secured by the mortgage on the leasehold interest in the former Borders store in Lawrence, Kansas amounting to approximately $2.3 million. While the lender had a leasehold mortgage on the property, we owned the fee interest in the property. The underlying ground lease was in default subsequent to Borders rejecting the lease and the lender did not cure the underlying default under the ground lease. The release agreement provided for the extinguishment of all liabilities due to the lender under the loan. The gain on extinguishment of $2.4 million has been reflected during 2011.

In December 2011, we conveyed the former Borders corporate headquarters property in Ann Arbor, Michigan, which was subject to a non-recourse mortgage loan in default, to the lender pursuant to a consensual deed-in-lieu-of-foreclosure process that satisfied the loan of approximately $5.5 million.

Capitalization

As of December 31, 2011, our total market capitalization was approximately $368 million. Market capitalization consisted of $119.3 million of debt (including property related mortgages and the Credit Facility), and $248.7 million of shares of common stock (based on the closing price on the NYSE of $24.38 per share on December 31, 2011) and OP units at market value. Our ratio of debt to total market capitalization was 32.4% at December 31, 2011.

At December 31, 2011, the noncontrolling interest in the Operating Partnership represented a 3.41% ownership in the Operating Partnership. The OP units may, under certain circumstances, be exchanged for our shares of common stock on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option to settle exchanged OP units held by others for cash based on the current trading price of our shares. Assuming the exchange of all OP units, there would have been 10,199,533 shares of common stock outstanding at December 31, 2011, with a market value of approximately $248.7 million.

We completed a secondary offering of 1,495,000 shares of common stock in January/February of 2012.  The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $35.1 million after deducting the underwriting discount and other expenses.  The proceeds from the offering were used to pay down amounts outstanding under the Credit Facility and for general corporate purposes.

Contractual Obligations

The following table outlines our contractual obligations (in thousands), assuming no mortgage defaults, as of December 31, 2011:

	Total	Yr 1	2-3 Yrs	4-5 Yrs	Over 5 Yrs
Mortgage Payable	$62,854	$4,331	$30,337	$8,803	$19,383
Notes Payable	56,444	-	56,444	-	-
Land Lease Obligations	18,070	712	1,425	1,425	14,508
Other Long-Term Liabilities	-	-	-	-	-
Estimated Interest Payments on Mortgages and Notes Payable	13,587	4,641	4,599	3,109	1,238
Total	$150,955	$9,684	$92,805	$13,337	$35,129

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

Funds from Operations

Funds From Operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) to mean net income computed in accordance with U.S. generally accepted accounting principles (“GAAP”), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT has recently clarified the computation of FFO to exclude impairment charges on depreciable property. Management has restated FFO for prior periods presented accordingly. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself.

FFO should not be considered as an alternative to net income as the primary indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. Further, while we adhere to the NAREIT definition of FFO, our presentation of FFO is not necessarily comparable to similarly titled measures of other REITs due to the fact that not all REITS use the same definition.

The following table provides a reconciliation of FFO and net income for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009

Net Income	$9,889,537	$15,627,834	$17,944,036
Depreciation of Real Estate Assets	6,005,270	5,759,599	5,574,084
Amortization of Leasing Costs	271,586	92,972	65,977
Amortization of Lease Intangibles	519,259	50,479	-
Provision for impairment on income producing properties	13,500,000	8,140,000	-
Gain on Sale of Assets	(110,212)	(4,737,968)	-
Funds from Operations	$30,075,440	$24,932,916	$23,634,097
Weighted Average Shares and OP Units Outstanding
Basic	9,984,984	9,503,278	8,396,597
Diluted	10,028,851	9,539,119	8,416,696

Additional Supplemental Disclosures
Straight-line rental income	$263,178	$107,080	$107,080
Stock-based compensation expense	1,364,280	1,166,656	1,175,757
Deferred revenue recognition	6,416,188	689,550	689,550
Gain on extinguishment of debt	2,360,231	-	-
Scheduled principal repayments	3,574,834	4,026,022	3,428,895

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our borrowing activities. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments (in thousands) and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes, assuming no mortgage defaults.

	2012	2013	2014	2015	2016	Thereafter	Total
Fixed Rate Debt	$3,791	$3,737	$3,989	$4,258	$4,545	$19,384	$39,704
Average Interest Rate	7.64%	7.64%	7.64%	7.64%	7.64%	7.64%	-
Variable Rate Mortgage	$540	$22,610	-	-	-	-	$23,150
Average Interest Rate	3.74%	3.74%	-	-	-	-	-
Variable Rate Debt	-	-	$56,444	-	-	-	$56,444
Funds from Operations	-	-	2.18%	-	-	-	-

The fair value (in thousands) is estimated at $41,565, $22,678 and $56,444 for fixed rate mortgages, variable rate mortgage and other variable rate debt, respectively, as of December 31, 2011.

The table above incorporates those exposures that exist as of December 31, 2011; it does not consider those exposures or positions, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

We entered into an interest rate swap agreement to hedge interest rates on $24.5 million in variable-rate borrowings outstanding. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on 1.50% plus one-month LIBOR and will pay to the counterparty a fixed rate of 3.744%. This swap effectively converted $24.5 million of variable-rate borrowings to fixed-rate borrowings. As of December 31, 2011, the interest rate swap was valued at $629,460. We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of December 31, 2011.

As of December 31, 2011, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $564,000.

Item 8: Financial Statements and Supplementary Data

The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Annual Report on Form 10-K and are included in this Annual Report on Form 10-K following page F-1.

Item 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There are no disagreements with our independent registered public accounting firm on accounting matters or financial disclosure.

Item 9A: Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a15-(f) and 15d-15(f) under the Securities Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

1)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company;
2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under this item is contained on page F-2 of this Annual Report on Form 10-K.

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to our definitive proxy statement with respect to our 2012 Annual Meeting of Stockholders.

Item 11: Executive Compensation

Incorporated herein by reference to our definitive proxy statement with respect to our 2012 Annual Meeting of Stockholders.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes the equity compensation plan under which our common stock may be issued as of December 31, 2011.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrant and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluing Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	-	-	570,226	(1)
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	-	-	570,226

(1)	Relates to various stock-based awards available for issuance under our 2005 Equity Incentive Plan, including incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, and dividend equivalent rights.

Additional information is incorporated herein by reference to our definitive proxy statement with respect to our 2012 Annual Meeting of Stockholders.

Item 13: Certain Relationships, Related Transactions and Director Independence

Incorporated herein by reference to our definitive proxy statement with respect to our 2012 Annual Meeting of Stockholders.

Item 14: Principal Accounting Fees and Services

Incorporated herein by reference to our definitive proxy statement with respect to our 2012 Annual Meeting of Stockholders.

PART IV

Item 15: Exhibits and Financial Statement Schedules

A. The following documents are filed as part of this Annual Report on Form 10-K:

1 - 2. The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Annual Report on Form 10-K.

3. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation and Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (No. 33-73858), as amended )
3.2	Articles Supplementary, establishing the terms of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on December 9, 2008)
3.3	Articles Supplementary, classifying additional shares of Common Stock and Excess Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on December 9, 2008)
3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 2006)
4.1	Rights Agreement, dated as of December 7, 1998, by and between Agree Realty Corporation, a Maryland corporation, and Computershare Trust Company, N.A., f/k/a EquiServe Trust Company, N.A., a national banking association, as successor rights agent to BankBoston, N.A., a national banking association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-161520) filed on November 13, 2008)
4.2	Second Amendment to Rights Agreement, dated as of December 8, 2008, by and between Agree Realty Corporation, a Maryland corporation, and Computershare Trust Company, N.A., f/k/a EquiServe Trust Company, N.A., a national banking association, as successor rights agent to BankBoston, N.A., a national banking association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on December 9, 2008)
4.3	Amended and Restated Registration Rights Agreement, dated July 8, 1994 by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 1994)
4.4	Form of certificate representing shares of common stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (No. 333-161520) filed on August 24, 2009
10.1	Amended and Restated $50 million Line of Credit agreement dated November 5, 2003, among Agree Realty Corporation, Standard Federal Bank and Bank One (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-12928) for the quarter ended September 30, 2003)
10.2	Third Amended and Restated Line of Credit Agreement by and between the Company, and LaSalle Bank Midwest National Association Individually and as Agent for the Lenders and together with Fifth Third Bank (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 2006)
10.3	Amendment to the Third Amended and Restated Line of Credit Agreement dated April 25, 2008, by and between Agree Realty Corporation, Agree Limited Partnership and LaSalle Bank Midwest National Association, individually and as agent for the lenders and together with Fifth Third Bank. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.4*	Credit Agreement, dated October 26, 2011, among Agree Limited Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and PNC Capital Markets LLC as Joint Lead Arrangers and Joint Book Managers, PNC Bank, National Association as Syndication Agent
10.5	First Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of April 22, 1994, by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 1996)

10.6	Agree Realty Corporation Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 1996)
10.7+	Employment Agreement, dated July 14, 2009, by and between the Company and Richard Agree (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on July 16, 2009)
10.8+	Employment Agreement, dated July 14, 2009, by and between the Company and Joey Agree (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on July 16, 2009)
10.9+	Letter Agreement of Employment dated July 8, 2010 between Agree Limited Partnership and Alan Maximiuk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on November 8, 2010)
10.10+	Letter Agreement of Employment dated April 5, 2010 between Agree Limited Partnership and Laith Hermiz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on April 6, 2010)
10.11+*	Letter Agreement of Employment dated July 15, 2011 between Agree Limited Partnership and Hedley Williams
10.12+	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 2004)
10.13+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 2007)
10.14+	Summary of Director Compensation (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 2007)
12.1*	Statement of computation of ratios of earnings to combined fixed charges and preferred stock dividends
21*	Subsidiaries of Agree Realty Corporation
23*	Consent of Baker Tilly Virchow Krause, LLP
24	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, President, Chief Executive Officer and Chairman of the Board of Directors
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Alan D. Maximiuk, Chief Financial Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, President, Chief Executive Officer and Chairman of the Board of Directors
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Alan D. Maximiuk, Chief Financial Officer

101*	The following materials from Agree Realty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of December 31, 2011. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

15(b) The Exhibits listed in Item 15(a)(3) are hereby filed with this Annual Report on Form 10-K.

15(c) The financial statement schedule listed at Item 15(a)(2) is hereby filed with this Annual Report on Form 10-K.

SIGNATURES

PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGREE REALTY CORPORATION

By:	/s/ Richard Agree	Date: March 12, 2012
Chief Executive Officer and Chairman of the Board of Directors

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Agree Realty Corporation, hereby severally constitute Richard Agree, Joel N. Agree and Alan D. Maximiuk, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Agree Realty Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 9th day of March 2012.

By:	/s/ Richard Agree	Date: March 12, 2012
Richard Agree
Chief Executive Officer and Chairman of the Board of Directors

By:	/s/ Joel N. Agree	Date: March 12, 2012
Joel N. Agree
President, Chief Operating Officer and Director

By:	/s/ Alan D. Maximiuk	Date: March 12, 2012
Alan D. Maximiuk
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

By:	/s/ Farris G. Kalil	Date: March 12, 2012
Farris G. Kalil
Director

By:	/s/ Michael Rotchford	Date: March 12, 2012
Michael Rotchford
Director

By:	/s/ William S. Rubenfaer	Date: March 12, 2012
William S. Rubenfaer
Director

By:	/s/ Gene Silverman	Date: March 12, 2012
Gene Silverman
Director

By:	/s/ Leon M. Schurgin	Date: March 12, 2012
Leon M. Schurgin
Director

By:	/s/ John Rakolta	Date: March 12, 2012
John Rakolta Jr.
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Agree Realty Corporation

Farmington Hills, MI

We have audited the accompanying consolidated balance sheets of Agree Realty Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2011, 2010 and 2009. Our audits also included the financial statement schedule listed in the accompanying index to the consolidated financial statements and schedule. We also have audited Agree Realty Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The company's management is responsible for these consolidated financial statements, the financial statement schedule, for maintaining effective internal control of financial reporting, and for its assessment of the effectiveness of internal control of financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control of financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agree Realty Corporation as of December 31, 2011 and 2010 and the results of their operations and cash flows for the years ended December 31, 2011, 2010 and 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Agree Realty Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Baker Tilly Virchow Krause, LLP

Chicago, Illinois

March 9, 2012

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2011	2010

ASSETS

Real Estate Investments
Land	$108,672,713	$103,693,227
Buildings	229,821,183	227,645,287
Less accumulated depreciation	(68,589,778)	(66,111,215)
	269,904,118	265,227,299
Property under development	1,580,015	359,299
Property held for sale, net	-	6,522,821

Net Real Estate Investments	271,484,133	$272,109,419

Cash and Cash Equivalents	2,002,663	593,281

Accounts Receivable – Tenants, net of allowance of $35,000 for possible losses at both December 31, 2011 and 2010	801,681	1,330,129

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $5,707,043 and $5,392,802 at December 31, 2011 and 2010 respectively	1,804,249	1,133,194
Leasing costs, net of accumulated amortization of $1,205,985 and $934,399 at December 31, 2011 and 2010 respectively	737,968	812,295
Lease intangibles costs, net of accumulated amortization of $569,737 and $50,479 at December 31, 2011 and 2010 respectively	16,150,299	8,152,248

Other Assets	962,965	911,801

Total Assets	$293,943,958	$285,042,367

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2011	2010

LIABILITIES

Mortgages Payable	$62,854,057	$71,526,780

Notes Payable	56,443,898	28,380,254

Dividends and Distributions Payable	4,070,690	5,145,740

Deferred Revenue	2,394,163	9,345,754

Accrued Interest Payable	734,195	221,154

Accounts Payable and Accrued Expense
Capital expenditures	424,321	286,078
Operating	3,379,618	1,427,718

Interest Rate Swap	629,460	793,211

Deferred Income Taxes	705,000	705,000

Tenant Deposits	84,275	80,402

Total Liabilities	$131,719,677	$117,912,091

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value, 13,350,000 share authorized 9,851,914 and 9,759,014 shares issued and outstanding	985	976
Excess stock, $.0001 par value, 6,500,000 shares authorized, 0 shares issued and outstanding	—	—
Series A junior participating preferred stock, $.0001 par value, 150,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	181,069,633	179,705,353
Deficit	(20,918,494)	(14,702,252)
Accumulated other comprehensive income (loss)	(606,568)	(764,735)

Total Stockholders’ Equity – Agree Realty Corporation	159,545,556	164,239,342
Non-controlling interest	2,678,725	2,890,934

Total Stockholders’ Equity	$162,224,281	$167,130,276

	$293,943,958	$285,042,367

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,

	2011	2010	2009
REVENUES
Minimum rents	$32,671,133	$30,355,102	$28,867,983
Percentage rents	34,404	34,518	15,366
Operating cost reimbursement	2,570,173	2,604,007	2,646,634
Development fee income	894,693	589,541	409,643
Other income	150,436	97,583	30,462

Total Revenues	36,320,839	33,680,751	31,970,088

Operating Expenses
Real estate taxes	2,658,161	1,912,593	1,937,523
Property operating expenses	1,531,200	1,458,261	1,565,679
Land lease payments	721,300	476,531	387,300
General and administrative	5,661,912	5,003,384	4,559,005
Depreciation and amortization	6,501,122	5,279,626	4,951,176
Impairment charge	3,650,000	7,700,000	—

Total Operating Expenses	20,723,695	21,830,395	13,400,683

Income from Operations	15,597,144	11,850,356	18,569,405

Other Income (Expense)
Interest expense, net	(4,727,112)	(4,103,781)	(4,007,617)
Gain on extinguishment of debt	2,360,231	—	—

Income Before Discontinued Operations	13,230,263	7,746,575	14,561,788
Gain on sale of assets from discontinued operations	110,212	4,737,968	—
Income (Loss) from discontinued operations	(3,450,938)	3,143,291	3,432,248

Net Income	9,889,537	15,627,834	17,994,036

Less Net Income Attributable to Non- Controlling Interest	338,395	561,039	950,046

Net Income Attributable to Agree Realty Corporation	$9,551,142	$15,066,795	$17,043,990

Other Comprehensive Income (Loss), Net of ($5,584, ($24,529) and ($3,947)) Attributable to Non-Controlling Interest	158,167	(693,929)	(70,806)

Total Comprehensive Income Attributable to Agree Realty Corporation	$9,709,309	$14,372,866	$16,973,184

Basic Earnings Per Share (Note 2)
Continuing operations	$1.32	$.82	$1.74
Discontinued operations	$(.33)	$.83	$.41
	$.99	$1.65	$2.15
Dilutive Earnings Per Share (Note 2)
Continuing operations	$1.32	$.81	$1.73
Discontinued operations	$(.33)	$.83	$.41
	$.99	$1.64	$2.14

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-In Capital	Non- Controlling Interest	Deficit	Other Comprehensive Income (Loss)

Balance, January 1, 2009	7,863,930	$786	$143,892,158	$5,346,741	$(11,257,531)	$-

Issuance of restricted stock under the Equity Incentive Plan	74,350	8	-	-	-	-
Conversion of OP Units	257,794	26	2,398,186	(2,398,186)	-	-
Vesting of restricted stock	-	-	1,175,757	-	-	-
Other comprehensive (loss)	-	-	-	(3,947)	-	(70,806)
Dividends and distributions declared $2.02 per share	-	-	-	(831,087)	(16,419,257)	-
Net income	-	-	-	950,046	17,043,990	-

Balance, December 31, 2009	8,196,074	820	147,466,101	3,063,567	(10,632,798)	(70,806)

Issuance of common stock, net of issuance costs	1,495,000	150	31,072,596	-	-	-

Issuance of restricted stock under the Equity Incentive Plan	88,550	9	-	-	-	-
Forfeiture of restricted stock	(20,610)	(3)

Vesting of restricted stock	-	-	1,166,656	-	-	-

Other comprehensive (loss)	-	-	-	(24,529)	-	(693,929)

Dividends and distributions declared $2.04 per share	-	-	-	(709,143)	(19,136,249)	-

Net income	-	-	-	561,039	15,066,795	-

Balance, December 31, 2010	9,759,014	976	179,705,353	2,890,934	(14,702,252)	(764,735)

Issuance of restricted stock under the Equity Incentive Plan	105,050	10	-	-	-	-

Forfeiture of restricted stock	(12,150)	(1)	-
Vesting of restricted stock	-	-	1,364,280	-	-	-
Other comprehensive income	-	-	-	5,584	-	158,167

Dividends and distributions declared $1.60 per share	-	-	-	(556,188)	(15,767,384)	-

Net income	-	-	-	338,395	9,551,142	-

Balance, December 31, 2011	9,851,914	$985	$181,069,633	$2,678,725	$(20,918,494)	$(606,568)

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,

	2011	2010	2009
Cash Flows from Operating Activities
Net income	$9,889,537	$15,627,834	$17,994,036
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	6,055,225	5,810,159	5,643,350
Amortization	1,105,087	409,920	354,212
Stock-based compensation	1,364,280	1,166,656	1,175,757
Impairment charge	13,500,000	8,140,000	—
Gain on extinguishment of debt	(2,360,231)	—	—
Gain on sale of assets	(110,212)	(4,737,968)	—
(Increase) decrease in accounts receivable	528,448	656,707	(1,022,034)
(Increase) decrease in other assets	8,072	(114,467)	69,172
(Decrease) increase in accounts payable	1,951,420	(101,367)	267,275
Decrease in deferred revenue	(6,951,591)	(689,550)	(689,550)
Increase (decrease) in accrued interest	513,041	(39,858)	(239,784)
Increase (decrease) in tenant deposits	3,873	(16,883)	27,208

Net Cash Provided By Operating Activities	25,496,949	26,111,183	23,579,642

Cash Flows from Investing Activities

Acquisition of real estate investments (including capitalized interest of $319,235 in 2010 and $220,782 in 2009)	(28,596,303)	(38,821,775)	(8,748,856)
Payment of lease intangibles costs	(8,517,310)	(8,202,727)	—
Payment of leasing costs	(197,259)	(368,167)	(118,296)
Net proceeds from sale of assets	8,058,520	14,204,502	—

Net Cash Used in Investing Activities	(29,252,352)	(33,188,167)	(8,867,152)

Cash Flows from Financing Activities
Proceeds from common stock offering	—	31,072,752	—
Mortgage proceeds	—	—	11,358,000
Line-of-credit borrowings	119,244,291	46,896,908	26,499,142
Line of credit payments	(91,180,647)	(47,516,654)	(30,444,142)
Dividends and limited partners’ distributions paid	(17,398,132)	(19,053,815)	(17,129,368)
Payments of mortgages payable	(4,229,352)	(4,026,022)	(3,428,895)
Payments of payables for capital expenditures	(286,078)	(352,430)	(850,225)
Payments for financing costs	(985,297)	(39,149)	(697,004)
Net Cash Used in Financing Activities	5,164,785	6,981,590	(14,692,492)

Net Increase (Decrease) in Cash and Cash Equivalents	1,409,382	(95,394)	19,998

Cash and Cash Equivalents, beginning of year	593,281	688,675	668,677

Cash and Cash Equivalents, end of year	$2,002,663	$593,281	$688,675

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$4,458,292	$4,487,923	$4,590,239

Supplemental Disclosure of Non-Cash Transactions
Dividends and limited partners’ distributions declared and unpaid	$4,070,690	$5,145,740	$4,354,163
Conversion of OP Units	$—	$—	$2,398,186
Shares issued under Stock Incentive Plan	$2,312,056	$2,068,866	$1,159,316
Real estate acquisitions financed with debt assumption	$3,403,603	$—	$—
Real estate investments financed with accounts payable	$424,321	$286,078	$352,430

See accompanying notes to consolidated financial statements.

Agree Realty Corporation	Notes to Consolidated Financial Statements

1.	The Company

Agree Realty Corporation (the “Company”) is a self-administered, self-managed real estate investment trust (“REIT”), which develops, acquires, owns and operates retail properties, which are primarily leased to national and regional retail companies under net leases. At December 31, 2011, the Company's properties are comprised of 75 single tenant retail facilities and 12 community shopping centers located in 21 states. During the year ended December 31, 2011, approximately 96% of the Company's annual base rental revenues was received from national and regional tenants under long-term leases, including approximately 34% from Walgreen Co. (“Walgreen”), 11% from Kmart Corporation, a wholly-owned subsidiary of Sears Holdings Corporation (“Kmart”) and 7% from CVS Caremark Corporation (‘CVS”).

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of Agree Realty Corporation include the accounts of the Company, its majority-owned partnership, Agree Limited Partnership (the “Operating Partnership”), and its wholly-owned subsidiaries. The Company controlled, as the sole general partner, 96.59% and 96.56% of the Operating Partnership as of December 31, 2011 and 2010, respectively. All material intercompany accounts and transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of (1) assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications of prior period amounts have been made in the financial statements in order to conform to the 2011 presentation.

Fair Values of Financial Instruments

Certain of the Company’s assets and liabilities are disclosed at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various valuation methods including the market, income and cost approaches.  The assumptions used in the application of these valuation methods are developed from the perspective of market participants, pricing the asset or liability.  Inputs used in the valuation methods can be either readily observable, market corroborated, or generally unobservable inputs.  Whenever possible the Company attempts to utilize valuation methods that maximize the use of observable inputs and minimizes the use of unobservable inputs.  Based on the operability of the inputs used in the valuation methods the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Assets and liabilities measured, reported and/or disclosed at fair value will be classified and disclosed in one of the following three categories:

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

The table below sets forth the Company’s fair value hierarchy for liabilities measured or disclosed at fair value as of December 31, 2011.

	Level 1	Level 2	Level 3	Carrying Value
Liability:
Interest rate swap	$—	$629,460	$—	$629,460
Fixed rate mortgage	$—	$—	$41,565,000	$39,704,000
Variable rate mortgage	$—	$—	$22,678,000	$23,150,000
Variable rate debt	$—	$56,443,898	$—	$56,443,898

Agree Realty Corporation	Notes to Consolidated Financial Statements

The carrying amounts of the Company’s short-term financial instruments, which consist of cash, cash equivalents, receivables, and accounts payable, approximate their fair values. The fair value of the interest rate swap was derived using estimates to settle the interest rate swap agreement, which is based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and discount rates reflecting the risks involved. The fair value of fixed and variable rate mortgages was derived using the present value of future mortgage payments based on estimated current market interest rates of 4.87% and 6.31% at December 31, 2011 and 2010, respectively.  The fair value of variable rate debt is estimated to be equal to the face value of the debt because the interest rates are floating and is considered to approximate fair value.

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

Purchase Accounting for Acquisitions of Real Estate

Acquired real estate assets have been accounted for using the purchase method of accounting and accordingly, the results of operations are included in the consolidated statements of income from the respective dates of acquisition. The Company allocates the purchase price to (i) land and buildings based on management’s internally prepared estimates of fair value and (ii) identifiable intangible assets or liabilities generally consisting of above- and below-market in-place leases and foregone leasing costs. The Company makes estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation techniques, including management’s analysis of comparable properties in the existing portfolio, to allocate the purchase price to acquired tangible and intangible assets.

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

Agree Realty Corporation	Notes to Consolidated Financial Statements

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

Unamortized Deferred Expenses

Deferred expenses are stated net of total accumulated amortization. The nature and treatment of these capitalized costs are as follows: (1) financing costs, consisting of expenditures incurred to obtain long-term financing, are amortized using the effective interest method over the term of the related loan, (2) leasing costs, are amortized on a straight-line basis over the term of the related lease and (3) lease intangibles, are amortized over the remaining term of the lease acquired. The Company incurred expenses of $1,105,085, $409,920 and $354,212 for the years ended December 31, 2011, 2010 and 2009, respectively.

Other Assets

The Company records prepaid expenses, deposits, vehicles, furniture and fixtures, leasehold improvements, acquisition advances and miscellaneous receivables as other assets in the accompanying balance sheets.

Accounts Payable – Capital Expenditures

Included in accounts payable are amounts related to the construction of buildings and improvements. Due to the nature of these expenditures, they are reflected in the statements of cash flows as a non-cash financing activity.

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

Operating Cost Reimbursement

Substantially all of the Company's leases contain provisions requiring tenants to pay as additional rent a proportionate share of operating expenses such as real estate taxes, repairs and maintenance, and insurance, also referred to as common area maintenance or “CAM” charges. The related revenue from tenant billings for CAM charges is recognized as operating cost reimbursement in the same period the expense is recorded.

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

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2011, the Company believes it has qualified as a REIT. Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

Agree Realty Corporation	Notes to Consolidated Financial Statements

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

Dividends

The Company declared dividends of $1.60, $2.04 and $2.02 per share during the years ended December 31, 2011, 2010, and 2009; the dividends have been reflected for federal income tax purposes as follows:

December 31,	2011	2010	2009
Ordinary income	$1.57	$1.84	$2.02
Return of capital	.03	.20	-

Total	$1.60	$2.04	$2.02

The aggregate federal income tax basis of Real Estate Investments is approximately $15.4 million less than the financial statement basis.

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

Year Ended December 31,	2011	2010	2009

Weighted average number of common shares outstanding	9,854,285	9,322,509	8,086,840
Unvested restricted stock	216,920	166,850	140,980

Weighted average number of common shares outstanding used in basic earnings	9,637,365	9,155,659	7,945,860

Weighted average number of common shares outstanding used in basic earnings per share	9,637,365	9,155,659	7,945,860

Effect of dilutive securities
Restricted stock	43,867	35,841	20,099

Weighted average of common shares outstanding used in diluted earnings per share	9,681,232	9,191,500	7,965,959

Stock Based Compensation

The Company estimates fair value of restricted stock and stock option grants at the date of grant and amortizes those amounts into expense on a straight-line basis or amount vested, if greater, over the appropriate vesting period. No stock options were issued or vested during 2011, 2010 or 2009.

Agree Realty Corporation	Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

Effective January 1, 2012, a new accounting standard modifies the options for presentation of other comprehensive income. The new standard will require us to present comprehensive income in either a single continuous statement or two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income. We expect the adoption will impact our financial statement disclosures.

Effective January 1, 2012, guidance on how to measure fair value and on what disclosures to provide about fair value measurements will be converged with international standards. The adoption will require additional disclosures regarding fair value measurement, however, we do not expect the adoption will have a material effect on our financial statements.

3.	Property Acquisitions

During 2011, the Company purchased ten retail assets for approximately $38.8 million with a weighted average capitalization rate of 8.6% to obtain 100% control of the assets. The weighted average capitalization rate for these single tenant net leased properties was calculated by dividing the property net operating income by the purchase price. Property net operating income is defined as the straight-line rent for the base term of the lease less any property level expense (if any) that is not recoverable from the tenant. The aggregate acquisitions were allocated as follows: $11.3 million to land, $19.0 million to buildings and improvements, and $8.5 million to lease intangible costs. The acquisitions were substantially all cash purchases and there were no contingent considerations associated with these acquisitions. In one acquisition, the Company assumed debt of approximately $3.4 million.

During 2010, the Company acquired nine retail assets for approximately $37 million with a weighted average capitalization rate of 8.0% to obtain 100% control of the assets. The weighted average capitalization rate for these single tenant net leased properties was calculated by dividing the property net operating income by the purchase price. Property net operating income is defined as the straight-line rent for the base term of the lease less any property level expense (if any) that is not recoverable from the tenant. The aggregate acquisitions were allocated as follows: $16.3 million to land, $12.5 million to buildings and improvements, and $8.2 million to lease intangible costs. The acquisitions were substantially all cash purchases and there were no contingent considerations associated with these acquisitions.

Total revenues of $854,000 and income before discontinued operations of $105,000 are included in the 2011 consolidated income statement for the aggregate 2011 acquisitions.

The following pro forma total revenue and income before discontinued operations for the 2011 acquisitions in aggregate, assumes the acquisitions had taken place on January 1, 2011 for the 2011 pro forma information, and on January 1, 2010 for the 2010 pro forma information (in thousands):

Supplemental pro forma for the year ended December 31, 2011 (1)
Total revenue	$38,051
Income before discontinued operations	$13,571

Supplemental pro forma for the year ended December 31, 2010 (1)
Total revenue	$35,741
Income before discontinued operations	$8,159

(1)	This unaudited pro forma supplemental information does not purport to be indicative of what our operating results would have been had the acquisitions occurred on January 1, 2011 or January 1, 2010 and may not be indicative of future operating results.

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

The fair value of intangible assets acquired is amortized to depreciation and amortization on the consolidated statements of income over the remaining term of the respective leases. The weighted average amortization period for the lease intangible costs is 20.3 years.

Agree Realty Corporation	Notes to Consolidated Financial Statements

4.	Impairment - Real Estate

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

	2011	2010	2009

Continuing operations	$3,650,000	$7,700,000	$—
Discontinued operations	9,850,000	440,000	—

Total	$13,500,000	$8,140,000	$—

Real Estate Investments measured at fair value due to impairment charges are considered fair value measurements on a non recurring basis. The following table presents the assets and liabilities carried on the balance sheet within the fair value valuation hierarchy (as described above) as of December 31, 2011 and 2010, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2011 and 2010.

		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
2011	Fair Value as of	identical assets	inputs	inputs	Impairment
(in thousands)	measurement date	(Level 1)	(Level 2)	(Level 3)	Charge

Real Estate Investments	$19,805	$-0-	$7,100	$12,705	$13,500

		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
2010	Fair Value as of	identical assets	inputs	inputs	Impairment
(in thousands)	measurement date	(Level 1)	(Level 2)	(Level 3)	Charge

Real Estate Investments	$16,137	$8,577	$1,386	$6,174	$8,140

The loss of $13.5 million and $8.14 million represents an impairment charge related to Real Estate Investments which was included in net income during the years ended December 31, 2011 and 2010, respectively. The fair value of certain Real Estate Investments was calculated differently based on available information. Real Estate Investments considered to be measured based on Level 1 inputs were based on actual sales negotiations and bona fide purchase offers received from third parties. Real Estate Investments considered to be measured based on Level 2 inputs were based on broker opinions of value or analysis of recent comparable sales transactions. Real Estate Investments considered to be measured based on Level 3 inputs were based on an internal valuation model using discounted cash flow analyses and income capitalization using market lease rates and market cap rates. These cash flow projections incorporate assumptions developed from the perspective of market participants valuing the Real Estate Investments. During 2009, the Company recorded no impairment charge related to Real Estate Investments.

Agree Realty Corporation	Notes to Consolidated Financial Statements

5.	Total Comprehensive Income

The following is a reconciliation of net income to comprehensive income attributable to Agree Realty Corporation for the years ended December 31, 2011 and 2010 and 2009.

	2011	2010	2009

Net income	$9,889,537	$15,627,834	$17,994,036
Other comprehensive income	163,751	(718,458)	(74,753)

Total comprehensive income before non-controlling interests	10,053,288	14,909,376	17,919,283
Less: non-controlling interest	338,395	561,039	950,046

Total comprehensive income after non-controlling interests	9,714,893	14,348,337	16,969,237
Non-controlling interest of comprehensive income (loss)	5,584	(24,529)	(3,947)

Comprehensive income attributable to Agree Realty Corporation	$9,709,309	$14,372,866	$16,973,184

6.	Mortgages Payable

Mortgages payable consisted of the following at December 31:

	2011	2010

Note payable in monthly installments of $44,550 plus interest at 150 basis points over LIBOR (1.78% and 1.76% at December 31, 2011 and 2010 respectively). A final balloon payment in the amount of $22,318,478 is due on July 14, 2013 unless extended for a two year period at the option of the Company, collateralized by related real estate and tenants’ leases	$23,150,078	$23,666,828

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	11,413,113	12,433,134

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	10,497,009	10,924,291

Note payable in monthly installments of $128,205 including interest at 11.20% per annum, with a final monthly payment due November 2018; collateralized by related real estate and tenants’ leases	9,173,789	9,605,696

Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with the final monthly payment due February 2017; collateralized by related real estate and tenants’ leases	5,216,465	6,036,060

Note payable in monthly installments of $23,004 including interest at 6.24% per annum, with the final monthly payment due February 2020; collateralized by related real estate and tenant lease	3,403,603	—

Note payable in monthly installments of $57,403 including interest at 8.50% per annum; collateralized by related real estate and tenant lease. Consensual deed-in-lieu of foreclosure satisfied the loan in December 2011.	—	5,781,587

Note payable in monthly installments of $25,631 including interest at 7.50% per annum; collateralized by related real estate and tenant lease. Loan released August 2011.	—	2,354,450

Note payable in monthly installments of $10,885 including interest at 6.85% per annum. Paid March 31, 2011.	—	724,734

Total	$62,854,057	$71,526,780

Agree Realty Corporation	Notes to Consolidated Financial Statements

As of December 31, 2011, the Company had four mortgaged properties that were formerly leased to Borders that serve as collateral for four non-recourse loans, which were cross-defaulted and cross-collateralized (the “Crossed Loans”). Directly or indirectly because of the Chapter 11 bankruptcy filing of Borders in February 2011, the Company was in default on the Crossed Loans as of December 31, 2011.

The Crossed Loans had an aggregate principal outstanding of approximately $9.2 million as of December 31, 2011 and were secured by the former Borders stores in Oklahoma City, Oklahoma, Columbia, Maryland, Germantown, Maryland, and one of the former Borders stores in Omaha, Nebraska. As of December 31, 2011, the net book value of the four mortgaged properties was approximately $9.1 million, and annualized base rent for the four mortgaged properties, one of which is currently occupied, was approximately $.5 million, or 1.4% of the Company’s annualized base rent as of December 31, 2011. The lender declared all four Crossed Loans in default and accelerated the Company’s obligations thereunder. As a result of the Borders liquidation program, the Company did not have sufficient cash flow from the properties to continue to pay the debt service on the Crossed Loans and elected not to pay the debt service. See Note 19 for more information on the Crossed Loans.

The Company paid off a note payable in the amount of $704,374 on March 31, 2011.

In August 2011, the Company entered into a release agreement for the mortgage loan which was formerly secured by the mortgage on the leasehold interest in the former Borders store in Lawrence, Kansas amounting to approximately $2.3 million. While the lender had a leasehold mortgage on the property, the Company owned the fee interest in the property. The underlying ground lease was in default subsequent to Borders rejecting the lease and the lender did not cure the underlying default under the ground lease. The release agreement provided for the extinguishment of all liabilities due to the lender under the loan. The gain on extinguishment of $2.4 million has been reflected during 2011.

The Company conveyed the former Borders corporate headquarters property in Ann Arbor, Michigan, which was subject to a non-recourse mortgage loan in default, to the lender pursuant to a consensual deed-in-lieu-of-foreclosure process during December 2011 that satisfied the loan of approximately $5.5 million.

Future scheduled annual maturities of mortgages payable for years ending December 31, excluding the effect of mortgage defaults, are as follows: 2012 - $4,330,982; 2013 - $26,347,514; 2014 - $3,989,270; 2015 - $4,258,108; 2016 - $4,544,535 and $19,383,648 thereafter. The weighted average interest rate at December 31, 2011 and 2010 was 6.20% and 5.63%, respectively.

Agree Realty Corporation	Notes to Consolidated Financial Statements

7.	Notes Payable

In October 2011, the Operating Partnership closed on a $85,000,000 unsecured revolving credit facility (“Credit Facility”), which is guaranteed by the Company. Subject to customary conditions, at the Company’s option, total commitments under the Credit Facility may be increased up to an aggregate of $135,000,000. The Company intends to use borrowings under the Credit Facility for general corporate purposes, including working capital, development and acquisition activities, capital expenditures, repayment of indebtedness or other corporate activities. The Credit Facility matures on October 26, 2014, and may be extended for two-one year terms to October 2016, subject to certain conditions. Borrowings under the Credit Facility bear interest at LIBOR plus a spread of 175 to 260 basis points depending on the Company’s leverage ratio. As of December 31, 2011, $56,443,898 was outstanding under the Credit Facility bearing a weighted average interest rate of 2.18%. The Credit Facility replaced the Company’s $55 million and $5 million credit facilities. The net proceeds from the Credit Facility were used to repay outstanding indebtedness under the former $55 million and $5 million credit facilities. At December 31, 2010, $25,380,254 was outstanding under the $55 million credit facility with a weighted average interest rate of 1.26%, and $3,000,000 was outstanding under the $5 million credit facility with a weighted average interest rate of 2.50%.

The Credit Facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties, permitted investments etc. The Company was in compliance with the covenant terms at December 31, 2011.

8.	Dividends and Distribution Payable

On December 6, 2011, the Company declared a dividend of $.40 per share for the quarter ended December 31, 2011. The holders of limited partnership interests in the Operating Partnership (“OP Units”) were entitled to an equal distribution per OP Unit held as of December 31, 2011. The dividends and distributions payable are recorded as liabilities in the Company's consolidated balance sheet at December 31, 2011. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners' non-controlling interest. These amounts were paid on January 3, 2012.

On December 6, 2010, the Company declared a dividend of $.51 per share for the quarter ended December 31, 2010. The holders of OP Units were entitled to an equal distribution per OP Unit held as of December 31, 2010. The dividends and distributions payable are recorded as liabilities in the Company's consolidated balance sheet at December 31, 2010. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. These amounts were paid on January 4, 2011.

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

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated this derivative instrument as a cash flow hedge. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) for the year ended December 31, 2011 to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense. For the year ended December 31, 2011, the Company has determined this derivative instrument to be an effective hedge.

The Company does not use derivative instruments for trading or other speculative purposes and it did not have any other derivative instruments or hedging activities as of December 31, 2011.

Agree Realty Corporation	Notes to Consolidated Financial Statements

10.	Income Taxes

The Company is subject to the provisions of Financial Accounting Standards Board Accounting Standard Codification 740-10 (“FASB ASC 740-10”), and has analyzed its various federal and state filing positions. The Company believes that its income tax filing positions and deductions are documented and supported. Additionally the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FASB ASC 740-10. The Company’s Federal income tax returns are open for examination by taxing authorities for all tax years after December 31, 2007. The Company has elected to record any related interest and penalties, if any as income tax expense on the consolidated statements of income.

For income tax purposes, the Company has certain TRS entities that have been established and in which certain real estate activities are conducted.

As of December 31, 2011, the Company has estimated a current income tax liability of approximately $128,000 and a deferred income tax liability in the amount of $705,000. As of December 31, 2010, the Company had estimated a current income tax liability of approximately $17,000 and a deferred income tax liability in the amount of $705,000. This deferred income tax balance represents the federal and state tax effect of deferring income tax in 2007 on the sale of an asset under section 1031 of the Internal Revenue Code. This transaction accrued within the TRS entities described above. During the years ended December 31, 2011, and 2010, we incurred total current federal and state tax expense of $429,000, and $284,000, respectively.

11.	Stock Incentive Plan

The Company established a stock incentive plan in 1994 (the “1994 Plan”) under which options were granted. The options, had an exercise price equal to the initial public offering price ($19.50/share), could be exercised in increments of 25% on each anniversary of the date of the grant, and expire upon employment termination. All options granted under the 1994 Plan have been exercised. In 2005, the Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), which replaced the 1994 Plan. The 2005 Plan authorizes the issuance of a maximum of one million shares of common stock. No options were granted during 2011, 2010 or 2009.

12.	Stock Based Awards

As part of the 2005 Plan, restricted common stock is granted to certain employees. As of December 31, 2011, there was $3,533,000 of total unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.32 years. The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock. The forfeiture rate was based on historical results and trends and the Company does not consider discount rates to be material.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The Company granted 105,050, 88,550 and 74,350 shares of restricted stock in 2011, 2010 and 2009, respectively to employees and sub-contractors under the 2005 Plan. The restricted shares vest over a five-year period based on continued service to the Company.

Restricted share activity is summarized as follows:

		Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
Non-vested restricted shares at January 1, 2009	104,050	$30.57
Restricted shares granted	74,350	$15.59
Restricted shares vested	(37,420)	$30.46
Restricted shares forfeited	—	$—

Non-vested restricted shares at December 31, 2009	140,980	$22.70
Restricted shares granted	88,550	$23.36
Restricted shares vested	(42,070)	$25.72
Restricted shares forfeited	(20,610)	$25.06

Non-vested restricted shares at December 31, 2010	166,850	$22.00
Restricted shares granted	105,050	$22.01
Restricted shares vested	(42,830)	$22.48
Restricted shares forfeited	(12,150)	$22.22

Non-vested restricted shares at December 31, 2011	216,920	$21.74

Agree Realty Corporation	Notes to Consolidated Financial Statements

13.	Profit-Sharing Plan

The Company has a discretionary profit-sharing plan whereby it contributes to the plan such amounts as the Board of Directors of the Company determines. The participants in the plan cannot make any contributions to the plan. Contributions to the plan are allocated to the employees based on their percentage of compensation to the total compensation of all employees for the plan year. Participants in the plan become fully vested after six years of service. No contributions were made to the plan in 2011, 2010, or 2009.

14.	Rental Income

The Company leases premises in its properties to tenants pursuant to lease agreements, which provide for terms ranging generally from five to 25 years. The majority of leases provide for additional rents based on tenants' sales volume. The weighted average remaining lease term is 11.7 years.

As of December 31, 2011, the future minimum rentals for the next five years from rental property under the terms of all non-cancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows (in thousands):

For the Year Ending December 31,
2012	$32,779
2013	31,655
2014	30,165
2015	28,536
2016	25,207
Thereafter	258,136

Total	$406,478

Of these future minimum rentals, approximately 46.0% of the total is attributable to Walgreens, approximately 2.8% of the total is attributable to Kmart and approximately 11.6% is attributable to CVS. Walgreens operates in the national drugstore chain industry, Kmart’s principal business is general merchandise retailing through a chain of discount department stores and CVS is a leading pharmacy provider. The loss of any of these anchor tenants or the inability of any of them to pay rent could have an adverse effect on the Company’s business.

The Company’s properties are located primarily in the Midwestern United States and in particular Michigan. Of the Company’s 87 properties, 42 are located in Michigan.

Agree Realty Corporation	Notes to Consolidated Financial Statements

15.	Land Lease Obligations

The Company has entered into certain land lease agreements for four of its properties. Rent expense was $721,300, $476,531 and $387,300 for the years ending December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, future annual lease commitments under these agreements are as follows:

For the Year Ending December 31,
2012	$712,300
2013	712,300
2014	712,300
2015	712,300
2016	712,300
Thereafter	14,508,521

Total	$18,070,021

The Company leases its executive offices from a limited liability company controlled by its Chief Executive Officer’s children. Under the terms of the lease, which expires on December 31, 2014, the Company is required to pay an annual rental of $90,000 and is responsible for the payment of real estate taxes, insurance and maintenance expenses relating to the building.

16.	Discontinued Operations

During 2011, the Company sold two single tenant properties in January 2011 for approximately $6.5 million, and a single tenant property in December 2011 for approximately $1.5 million. In addition, the Company conveyed the former Borders corporate headquarters property in Ann Arbor, Michigan, which was subject to a non-recourse mortgage loan in default, to the lender pursuant to a consensual deed-in-lieu-of-foreclosure process during December 2011 that satisfied the loan of approximately $5.5 million. The Company also entered into a settlement agreement that provided for the termination of the ground lease on a former Borders property in Ann Arbor, Michigan, and conveyed the retail portion of the property owned by the Company to the ground lessor.

During 2010, the Company sold two single tenant properties and entered into a lease termination agreement for one property for a total of $14.2 million and recognized an aggregate net gain of $4.7 million on the three transactions. The properties were located in Santa Barbara, California, Marion Oaks, Florida and Aventura, Florida. Two of the properties were leased to Borders and one was leased to Walgreen. In addition, the Company has classified two single tenant properties that were leased to Borders and located in Tulsa, Oklahoma as held for sale as of December 31, 2010. The Company completed the sale of the two single tenant properties on January 24, 2011. The results of operations for these properties are presented as discontinued operations in the Company’s Consolidated Statements of Income. Revenues for the properties were $7,714,839, $5,287,188 and $5,290,158 for the years ended December 31, 2011, 2010 and 2009 respectively. Expenses for the properties were $10,691,777, $2,143,897 and $1,857,910 for the years ended December 31, 2011, 2010 and 2009, respectively, including impairment charges of $9,850,000 and $440,000 for the years ended December 31, 2011 and 2010, respectively.

The Company elected to not allocate consolidated interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations. Interest expense that was directly attributable to the discontinued operations was $543,581, $608,163 and $627,137, for the years ended December 31, 2011, 2010, and 2009, respectively, and is included in the above expense amounts.

The results of income (loss) from discontinued operations allocable to non-controlling interest was $(114,311), $282,937 and $181,215 for the years ended December 31, 2011, 2010, and 2009, respectively.

Agree Realty Corporation	Notes to Consolidated Financial Statements

17.	Interim Results (Unaudited)

The following summary represents the unaudited results of operations of the Company, expressed in thousands except per share amounts, for the periods from January 1, 2010 through December 31, 2011. Certain amounts have been reclassified to conform to the current presentation of discontinued operations:

2011

Three Months Ended

	March 31,	June 30,	September 30,	December 31,

Revenues	$9,690	$9,056	$8,912	$8,662

Net Income (Loss)	$4,700	$3,823	$(1,855)	$3,221

Earnings (Loss) Per Share – Diluted	$.47	$.38	$(.19)	$.32

2010

Three Months Ended

	March 31,	June 30,	September 30,	December 31,

Revenues	$8,368	$8,151	$8,202	$8,958

Net Income (Loss)	$9,969	$4,431	$4,541	$(3,313)

Earnings (Loss) Per Share – Diluted	$1.18	$.46	$.46	$(.33)

18.	Deferred Revenue

In July 2004, the Company’s tenant in two joint venture properties located in Ann Arbor, MI and Boynton Beach, FL repaid $13.8 million that had been contributed by the Company’s joint venture partner. As a result of this repayment the Company became the sole member of the limited liability companies holding the properties. Total assets of the two properties were approximately $13.8 million. The Company has treated the $13.8 million repayment of the capital contribution as deferred revenue and accordingly, has recognized rental income over the term of the related leases.

In September 2011, the Company’s tenant in Ann Arbor, Michigan terminated their lease. The Company recognized rental income of $5.7 million during the third quarter of 2011 related to this property, which is included in discontinued operations in the accompanying financial statements.

The remaining deferred revenue of approximately $2.4 million will be recognized over approximately 5.1 years.

19.	Subsequent Events

In January 2012, the Company granted 93,600 shares of restricted stock to employees and associates under the 2005 Plan. The restricted shares vest over a five year period based on continued service to the Company.

On January 27, 2012, the Company completed a secondary offering of 1,300,000 shares of common stock along with the sale of 195,000 shares of common stock on February 1, 2012 pursuant to the underwriters’ over-allotment option. The offering raised approximately $35.1 million. The proceeds of the offering were used to pay down amounts outstanding under our credit facilities.

On March 6, 2012, the Company conveyed the four mortgaged properties, which were subject to the Crossed Loans, to the lender pursuant to a consensual deed-in-lieu-of-foreclosure process that satisfied the loans, which had an aggregate principal amount outstanding of approximately $9.2 million as of December 31, 2011. See Note 6 for more information on the Crossed Loans.

On March 6, 2012, the Company declared a dividend of $.40 per share for the quarter ending March 31, 2012 for holders of record on March 30, 2012. The holders of OP Units are also entitled to an equal distribution per OP Unit held as of March 30, 2012. The amounts are to be paid on April 10, 2012.

The Company evaluates events occurring after the date of the financial statements for events requiring recording or disclosure in the financial statements.

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2011

Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried At Close of Period				Date of	Life on Which Depreciation in Latest Income
Description	Encumbrance	Land	Buildings and Improvements	Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation	Construction or Acquisition	Statement is Computed
Borman Center, MI	0	$550,000	$562,404	$1,087,596	$550,000	$1,650,000	$2,200,000	$1,494,272	1977	40 Years
Capital Plaza, KY	0	7,379	2,240,607	3,434,142	7,379	5,674,749	5,682,128	2,460,627	1978	40 Years
Charlevoix Commons, MI	0	305,000	5,152,992	111,568	305,000	5,264,560	5,569,560	2,767,422	1991	40 Years
Chippewa Commons, WI	0	1,197,150	6,367,560	492,995	1,197,150	6,860,555	8,057,705	3,567,535	1990	40 Years
Grayling Plaza, MI	0	200,000	1,778,657	0	200,000	1,778,657	1,978,657	1,233,870	1984	40 Years
Ironwood Commons, MI	0	167,500	8,181,306	360,245	167,500	8,541,551	8,709,051	4,327,337	1991	40 Years
Marshall Plaza Two, MI	0	0	4,662,230	121,044	0	4,783,274	4,783,274	2,461,325	1990	40 Years
North Lakeland Plaza, FL	0	1,641,879	6,364,379	1,995,896	1,641,879	8,360,275	10,002,154	4,473,894	1987	40 Years
Oscoda Plaza, MI	0	183,295	1,872,854	0	183,295	1,872,854	2,056,149	1,296,007	1984	40 Years
Petoskey Town Center, MI	0	875,000	8,895,289	360,154	875,000	9,255,443	10,130,443	4,743,338	1990	40 Years
Plymouth Commons, WI	0	535,460	5,667,504	282,915	535,460	5,950,419	6,485,879	3,120,894	1990	40 Years
Rapids Associates, MI	0	705,000	6,854,790	2,114,617	705,000	8,969,407	9,674,407	3,877,547	1990	40 Years
Shawano Plaza, WI	0	190,000	9,133,934	293,627	190,000	9,427,561	9,617,561	4,991,687	1990	40 Years
West Frankfort Plaza, IL	0	8,002	784,077	150,869	8,002	934,946	942,948	627,682	1982	40 Years
Omaha Store, NE	0	1,705,619	2,053,615	(664,272)	1,039,195	2,055,767	3,094,962	828,722	1995	40 Years
Wichita Store, KS	0	1,039,195	1,690,644	(48,910)	1,139,677	1,541,252	2,680,929	687,059	1995	40 Years
Monroeville, PA	0	6,332,158	2,249,724	(3,980,000)	3,153,890	1,447,992	4,601,882	834,630	1996	40 Years
Columbus, OH	0	826,000	2,336,791	(750,000)	551,000	1,861,791	2,412,791	929,847	1996	40 Years
Boynton Beach, FL	0	1,534,942	2,043,122	3,976,385	1,534,942	6,019,507	7,554,449	1,128,073	1996	40 Years
Lawrence, KS	0	981,331	3,000,000	(1,510,873)	419,791	2,050,667	2,470,458	1,132,557	1997	40 Years
Waterford, MI	1,256,125	971,009	1,562,869	135,390	971,009	1,698,259	2,669,268	593,354	1997	40 Years
Chesterfield Township, MI	1,379,233	1,350,590	1,757,830	(46,164)	1,350,590	1,711,666	3,062,256	578,269	1998	40 Years
Grand Blanc, MI	1,317,679	1,104,285	1,998,919	43,929	1,104,285	2,042,848	3,147,133	656,780	1998	40 Years
Pontiac, MI	1,263,428	1,144,190	1,808,955	(113,506)	1,144,190	1,695,449	2,839,639	563,324	1998	40 Years
Mt Pleasant Shopping Center, MI	0	907,600	8,081,968	1,005,388	907,600	9,087,356	9,994,956	3,832,084	1973	40 Years
Columbia, MD	2,153,088	1,545,509	2,093,700	(548,411)	1,211,509	1,879,289	3,090,798	745,108	1999	40 Years
Rochester, MI	2,287,188	2,438,740	2,188,050	1,949	2,438,740	2,189,999	4,628,739	684,351	1999	40 Years
Ypsilanti, MI	2,065,773	2,050,000	2,222,097	29,624	2,050,000	2,251,721	4,301,721	675,560	1999	40 Years
Germantown, MD	2,024,655	1,400,000	2,288,890	(761,000)	1,077,600	1,850,290	2,927,890	710,690	2000	40 Years
Petoskey, MI	1,436,911	0	2,332,473	(1,721)	0	2,330,752	2,330,752	680,603	2000	40 Years
Flint, MI	2,167,350	2,026,625	1,879,700	(1,201)	2,026,625	1,878,499	3,905,124	516,593	2000	40 Years
Flint, MI	1,864,903	1,477,680	2,241,293	0	1,477,680	2,241,293	3,718,973	609,348	2001	40 Years
New Baltimore, MI	1,590,988	1,250,000	2,285,781	(16,502)	1,250,000	2,269,279	3,519,279	588,769	2001	40 Years
Flint, MI	3,447,248	1,729,851	1,798,091	660	1,729,851	1,798,751	3,528,602	436,535	2002	40 Years
Oklahoma City, OK	2,605,356	1,914,859	2,057,034	(1,540,000)	1,082,487	1,349,406	2,431,893	463,743	2002	40 Years
Omaha, NE	2,390,689	1,530,000	2,237,702	(659,000)	1,266,400	1,842,302	3,108,702	524,189	2002	40 Years
Indianapolis, IN	0	180,000	1,117,617	0	180,000	1,117,617	1,297,617	261,862	2002	40 Years
Big Rapids, MI	0	1,201,675	2,014,107	(2,000)	1,201,675	2,012,107	3,213,782	440,189	2003	40 Years
Flint, MI	0	0	471,272	(201,809)	0	269,463	269,463	85,329	2003	20 Years
Canton Twp, MI	0	1,550,000	2,132,096	23,020	1,550,000	2,155,116	3,705,116	435,464	2003	40 Years
Flint, MI	3,995,296	1,537,400	1,961,674	0	1,537,400	1,961,674	3,499,074	384,245	2004	40 Years
Webster, NY	0	1,600,000	2,438,781	0	1,600,000	2,438,781	4,038,781	475,058	2004	40 Years
Albion, NY	0	1,900,000	3,037,864	0	1,900,000	3,037,864	4,937,864	541,122	2004	40 Years
Flint, MI	3,054,465	1,029,000	2,165,463	(6,666)	1,029,000	2,158,797	3,187,797	384,495	2004	40 Years
Lansing, MI	0	785,000	348,501	3,045	785,000	351,546	1,136,546	65,879	2004	40 Years
Boynton Beach, FL	0	1,569,000	2,363,524	0	1,569,000	2,363,524	3,932,524	452,023	2004	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2011

Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried At Close of Period				Date of	Life on Which Depreciation in Latest Income
Description	Encumbrance	Land	Buildings and Improvements	Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation	Construction or Acquisition	Statement is Computed
Midland, MI	0	2,350,000	2,313,413	2,070	2,350,000	2,315,483	4,665,483	373,778	2005	40 Years
Grand Rapids, MI	3,025,078	1,450,000	2,646,591	0	1,450,000	2,646,591	4,096,591	419,045	2005	40 Years
Delta Township, MI	3,410,096	2,075,000	2,535,971	7,015	2,075,000	2,542,986	4,617,986	392,100	2005	40 Years
Roseville, MI	3,026,157	1,771,000	2,327,052	0	1,771,000	2,327,052	4,098,052	356,328	2005	40 Years
Mt Pleasant, MI	0	1,075,000	1,432,390	4,787	1,075,000	1,437,177	2,512,177	218,558	2005	40 Years
N Cape May, NJ	0	1,075,000	1,430,092	495	1,075,000	1,430,587	2,505,587	217,565	2005	40 Years
Summit Twp, MI	1,724,117	998,460	1,336,357	0	998,460	1,336,357	2,334,817	176,766	2006	40 Years
Livonia, MI	4,031,342	1,200,000	3,441,694	817,589	1,200,000	4,259,283	5,459,283	458,616	2007	40 Years
Barnesville, GA	0	932,500	2,091,514	5,490	932,500	2,097,004	3,029,504	220,593	2007	40 Years
East Lansing, MI	0	1,450,000	1,002,192	155,733	1,450,000	1,157,925	2,607,925	121,245	2007	40 Years
Plainfield, IN	0	4,549,758	0	62,884	4,612,642	0	4,612,642	0	2007	40 Years
Macomb Township, MI	4,509,280	2,621,500	3,484,212	799	2,621,500	3,485,011	6,106,511	333,963	2008	40 Years
Ypsilanti, MI	0	1,850,000	3,034,335	1,224	1,850,000	3,035,559	4,885,559	271,918	2008	40 Years
Shelby Township, MI	3,424,008	2,055,174	2,533,876	47,775	2,058,474	2,578,351	4,636,825	219,427	2008	40 Years
Silver Springs Shores, FL	0	1,975,000	2,504,112	(5,400)	1,975,000	2,498,712	4,473,712	187,539	2009	40 Years
Brighton, MI	0	1,365,000	2,802,036	6,370	1,365,000	2,808,406	4,173,406	198,796	2009	40 Years
Port St John, FL	0	2,320,860	2,402,641	880	2,320,860	2,403,521	4,724,381	160,220	2009	40 Years
Lowell, MI	0	890,000	1,930,182	10,191	890,000	1,940,373	2,830,373	109,082	2009	40 Years
Southfield, MI	0	1,200,000	125,616	2,054	1,199,990	127,680	1,327,670	7,041	2009	40 Years
Atchison, KS	0	943,750	3,021,672	0	823,170	3,142,252	3,965,422	116,327	2010	40 Years
Johnstown, OH	0	485,000	2,799,502	0	485,000	2,799,502	3,284,502	104,982	2010	40 Years
Lake in the Hills, IL	0	2,135,000	3,328,560	0	1,690,000	3,773,560	5,463,560	135,946	2010	40 Years
Concord, NC	0	7,676,305	0	0	7,676,305	0	7,676,305	0	2010	40 Years
Antioch, IL	0	1,087,884	0	0	1,087,884	0	1,087,884	0	2010	40 Years
St Augustine Shores, FL	0	1,700,000	1,973,929	(4,754)	1,700,000	1,969,175	3,669,175	55,245	2010	40 Years
Atlantic Beach, FL	0	1,650,000	1,904,357	1,262	1,650,000	1,905,619	3,555,619	55,477	2010	40 Years
Mansfield, CT	0	700,000	1,902,191	508	700,000	1,902,699	2,602,699	53,511	2010	40 Years
Spring Grove, IL	0	1,191,199	0	0	1,191,199	0	1,191,199	0	2010	40 Years
Ann Arbor, MI	0	0	3,061,507	(37,089)	0	3,024,418	3,024,418	94,744	2010	40 Years
Tallahassee, FL	0	0	1,482,462	0	0	1,482,462	1,482,462	38,606	2010	40 Years
Wilmington, NC	0	1,500,000	1,348,591	0	1,500,000	1,348,591	2,848,591	30,905	2011	40 Years
Marietta, GA	0	575,000	696,297	0	575,000	696,297	1,271,297	8,703	2011	40 Years
Baltimore, MD	0	2,610,430	0	0	2,610,430	0	2,610,430	0	2011	40 Years
Dallas, TX	0	701,320	778,905	0	701,320	778,905	1,480,225	8,114	2011	40 Years
Chandler, AZ	0	332,868	793,898	0	332,868	793,898	1,126,766	5,002	2011	40 Years
New Lenox, IL	0	1,422,488	0	0	1,422,488	0	1,422,488	0	2011	40 Years
Roseville, CA	0	2,800,000	3,695,455	0	2,800,000	3,695,455	6,495,455	30,795	2011	40 Years
Fort Walton Beach, FL	0	542,200	1,958,790	0	542,200	1,958,790	2,500,990	4,081	2011	40 Years
Leawood, KS	3,403,604	989,622	3,003,541	0	989,622	3,003,541	3,993,163	0	2011	40 Years
Salt Lake City, UT	0	0	6,810,104	0	0	6,810,104	6,810,104	35,469	2011	40 Years
Macomb Township, MI	0	0	22,982	0	0	22,982	22,982	0	2011	40 Years
Sub Total	62,854,057	115,425,241	216,735,749	6,252,906	108,592,713	229,821,183	338,413,896	68,589,778

Retail Facilities Under Development
Other	-	80,000	1,580,015	-	80,000	1,580,015	1,660,015	-	N/A	N/A
Total	$62,854,057	$115,505,241	$218,315,764	$6,252,906	$108,672,713	$231,401,198	$340,073,911	$68,589,778

Agree Realty Corporation
Notes to Schedule III	December 31, 2011

1.	Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2009 to December 31, 2011:

	2011	2010	2009

Balance at January 1	$339,492,832	$320,444,168	$311,342,882
Construction and acquisition cost	31,219,239	39,107,853	9,101,286
Impairment charge	(13,500,000)	(8,140,000)	—
Disposition of real estate	(17,138,160)	(11,919,189)	—

Balance at December 31	$340,073,911	$339,492,832	$320,444,168

2.	Reconciliation of Accumulated Depreciation

The following table reconciles the Real Estate Properties from January 1, 2009 to December 31, 2011:

	2011	2010	2009

Balance at January 1	$67,383,413	$64,076,469	$58,502,384
Current year depreciation expense	6,005,270	5,759,599	5,574,085
Disposition of real estate	(4,798,905)	(2,452,655)	—

Balance at December 31	$68,589,778	$67,383,413	$64.076,469

3.	Tax Basis of Buildings and Improvements

The aggregate cost of Building and Improvements for federal income tax purposes is approximately $15,359,000 less than the cost basis used for financial statement purposes.

