Form 10-Q
period 2012-03-31
AGREE REALTY CORP
filed 2012-05-04
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012, or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-12928

AGREE REALTY CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	38-3148187
State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization

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

As of May 1, 2012, the Registrant had 11,435,514 shares of common stock, $0.0001 par value, outstanding.

AGREE REALTY CORPORATION

Index to Form 10-Q

		Page

PART I	Financial Information

Item 1:	Interim Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	1-2

	Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2012 and 2011	3

	Consolidated Statements of Stockholder’s Equity (Unaudited) for the three months ended March 31, 2012	4

	Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012 and 2011	5

	Notes to Consolidated Financial Statements (Unaudited)	6-11

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-18

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	18-19

Item 4:	Controls and Procedures	19

PART II

Item 1:	Legal Proceedings	19

Item 1A:	Risk Factors	19

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3:	Defaults Upon Senior Securities	19

Item 4:	Mine Safety Disclosures	20

Item 5:	Other Information	20

Item 6:	Exhibits	20

SIGNATURES		21

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	December 31,
	(Unaudited)	2011

ASSETS

Real Estate Investments
Land	$106,941,695	$108,672,713
Buildings	225,679,937	229,821,183
Less accumulated depreciation	(67,555,628)	(68,589,778)
	265,066,004	269,904,118
Property under development	5,488,729	1,580,015

Net Real Estate Investments	270,554,733	271,484,133

Cash and Cash Equivalents	465,317	2,002,663

Accounts Receivable – Tenants, net of allowance of $35,000 for possible losses at March 31, 2012 and December 31, 2011	604,321	801,681

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $5,805,800 and $5,707,043 at March 31, 2012 and December 31, 2011, respectively	1,690,208	1,804,249
Leasing costs, net of accumulated amortization of $1,231,385 and $1,205,985 at March 31, 2012 and December 31, 2011, respectively	713,193	737,968
Lease intangibles costs, net of accumulated amortization of $784,015 and $569,737 at March 31, 2012 and December 31, 2011, respectively	16,308,407	16,150,299

Other Assets	1,246,759	962,965

Total Assets	$291,582,938	$293,943,958

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	December 31,
	(Unaudited)	2011

LIABILITIES

Mortgages Payable	$52,940,492	$62,854,057

Notes Payable	30,384,698	56,443,898

Dividends and Distributions Payable	4,697,001	4,070,690

Deferred Revenue	2,278,318	2,394,163

Accrued Interest Payable	473,519	734,195

Accounts Payable and Accrued Expense
Capital expenditures	54,321	424,321
Operating	1,630,156	3,379,618

Interest Rate Swap	576,669	629,460

Deferred Income Taxes	705,000	705,000

Tenant Deposits	82,875	84,275

Total Liabilities	$93,823,049	$131,719,677

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value, 13,350,000 shares authorized, 11,435,514 and 9,851,914 shares issued and outstanding, respectively	1,144	985
Excess stock, $.0001 par value, 6,500,000 shares authorized, 0 shares issued and outstanding	-	-
Series A junior participating preferred stock, $.0001 par value, 150,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in capital	216,523,709	181,069,633
Deficit	(20,896,421)	(20,918,494)
Accumulated other comprehensive income (loss)	(555,398)	(606,568)

Total Stockholders’ Equity – Agree Realty Corporation	195,073,034	159,545,556
Non-controlling interest	2,686,855	2,678,725

Total Stockholders’ Equity	$197,759,889	$162,224,281

	$291,582,938	$293,943,958

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
REVENUES
Minimum rents	$8,480,200	$8,026,784
Percentage rents	15,107	16,057
Operating cost reimbursement	680,467	732,688
Development fee income	-	411,419
Other income	17,227	22,490

Total Revenues	9,193,001	9,209,438

Operating Expenses
Real estate taxes	605,898	577,764
Property operating expenses	428,410	421,208
Land lease payments	181,075	178,075
General and administrative	1,407,595	1,441,946
Depreciation and amortization	1,665,285	1,472,655

Total Operating Expenses	4,288,263	4,091,648

Income from Operations	4,904,738	5,117,790

Other Income (Expense)
Interest expense, net	(1,136,046)	(1,009,516)

Income Before Discontinued Operations	3,768,692	4,108,274
Gain on sale of assets from discontinued operations	908,160	—
Income from discontinued operations	64,983	591,785

Net Income	4,741,835	4,700,059

Less Net Income Attributable to Non- Controlling Interest	145,556	160,243

Net Income Attributable to Agree Realty Corporation	$4,596,279	$4,539,816

Other Comprehensive Income, Net of $1,621 and $4,153 Attributable to Non-Controlling Interest, respectively	51,170	117,648

Total Comprehensive Income Attributable to Agree Realty Corporation	$4,647,449	$4,657,464

Basic Earnings Per Share
Continuing operations	$.34	$.41
Discontinued operations	.09	.06
	$.43	$.47
Dilutive Earnings Per Share
Continuing operations	$.34	$.41
Discontinued operations	.09	.06
	$.43	$.47

Dividends declared per share	$0.40	$0.40

Weighted Average Number of Common Shares Outstanding - Basic	10,722,457	9,619,228

Weighted Average Number of Common Shares Outstanding - Dilutive	10,754,822	9,648,462

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock					Accumulated
			Additional	Non-		Other
			Paid-In	Controlling		Comprehensive
	Shares	Amount	Capital	Interest	Deficit	Income (Loss)

Balance, December 31, 2011	9,851,914	$985	$181,069,633	$2,678,725	$(20,918,494)	$(606,568)

Issuance of common stock, net of issuance costs	1,495,000	150	35,042,076	-	-	-

Issuance of restricted stock under the Equity Incentive Plan	93,600	9	-	-	-	-

Forfeiture of restricted stock	(5,000)	-

Vesting of restricted stock	-	-	412,000	-	-	-

Dividends and distributions declared for the period January 1, 2012 to March 31, 2012	-	-	-	(139,047)	(4,574,206)	-

Other comprehensive income – change in fair value of interest rate swap	-	-	-	1,621	-	51,170

Net income for the period January 1, 2012 to March 31, 2012	-	-	-	145,556	4,596,279	-
Balance, March 31, 2012	11,435,514	$1,144	$216,523,709	$2,686,855	$(20,896,421)	$(555,398)

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Cash Flows from Operating Activities
Net income	$4,741,835	$4,700,059
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,449,778	1,498,761
Amortization	353,718	192,053
Stock-based compensation	412,000	359,357
Gain on sale of assets	(908,160)	-
(Increase) decrease in accounts receivable	197,360	(575,543)
(Increase) decrease in other assets	(288,822)	97,815
(Decrease) increase in accounts payable	(1,756,591)	(77,156)
Decrease in deferred revenue	(115,845)	(172,387)
Increase (decrease) in accrued interest	(260,676)	29,247
Decrease in tenant deposits	(1,400)	-

Net Cash Provided By Operating Activities	3,823,197	6,052,206

Cash Flows from Investing Activities
Acquisition of real estate investments	(9,726,161)	(2,925,411)
Payment of leasing costs	(625)	(1,250)
Net proceeds from sale of assets	627,118	6,522,821

Net Cash Provided or (Used) in Investing Activities	(9,099,668)	3,596,160

Cash Flows from Financing Activities
Proceeds from issuance of common stock	35,042,235	-
Payments of mortgages payable	(739,776)	(1,751,956)
Line-of-credit borrowings	13,943,606	9,221,420
Line of credit repayments	(40,002,806)	(11,471,420)
Dividends and limited partners’ distributions paid	(4,079,813)	(5,154,374)
Repayments of capital expenditure payables	(424,321)	(286,078)
Net Cash Used in Financing Activities	3,739,125	(9,442,408)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,537,346)	205,958
Cash and Cash Equivalents, beginning of period	2,002,663	593,281
Cash and Cash Equivalents, end of period	$465,317	$799,239

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$1,282,681	$1,205,946

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued under Stock Incentive Plan	$2,166,270	$2,168,498
Dividends and limited partners’ distributions declared and unpaid	$4,697,001	$4,065,134
Real estate investments financed with accounts payable	$54,321	$239,260
Forgiveness of mortgage debt	$9,173,789	$-

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

Notes to Consolidated Financial Statement

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Agree Realty Corporation (the “Company”) for the three months ended March 31, 2012 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other interim period. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.	Stock Based Compensation

The Company estimates the fair value of restricted stock and stock option grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of March 31, 2012, there was $5,287,000 unrecognized compensation costs related to the outstanding shares of restricted stock, which is expected to be recognized over a weighted average period of 3.75 years. The Company used a 0% discount factor and forfeiture rate for determining the fair value of restricted stock. The forfeiture rate was based on historical results and trends.

The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted stock to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

	Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1, 2012	216,920	$21.74
Restricted stock granted	93,600	24.45
Restricted stock vested	(52,120)	21.83
Restricted stock forfeited	(5,000)	24.45

Unvested restricted stock at March 31, 2012	253,400	$22.67

3.	Earnings Per Share

Earnings per share has been computed by dividing the net income attributable to Agree Realty Corporation by the weighted average number of common shares outstanding.

AGREE REALTY CORPORATION

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented

	Three Months Ended March 31,
	2012	2011
Weighted average number of common shares outstanding	10,975,857	9,849,668
Unvested restricted stock	(253,400)	(230,440)
Weighted average number of common shares outstanding used in basic earnings per share	10,722,457	9,619,228

Weighted average number of common shares outstanding used in basic earnings per share	10,722,457	9,619,228
Effect of dilutive securities:
Restricted stock	32,365	29,234
Common stock options	—	—
Weighted average number of common shares outstanding used in diluted earnings per share	10,754,822	9,648,462

4.	Recent Accounting Pronouncements

As of March 31, 2012, the impact of recent accounting pronouncements is not considered to be material.

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

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated this derivative instrument as a cash flow hedge. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) (“OCI”) for the three months ended March 31, 2012 to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense. For the three months ended March 31, 2012, the Company has determined this derivative instrument to be an effective hedge.

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of March 31, 2012.

6.	Fair Value of Financial Instruments

Certain of the Company’s assets and liabilities are disclosed at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various valuation methods including market, income and cost approaches.  The assumptions used in the application of these valuation methods are developed from the perspective of market participants pricing the asset or liability.  Inputs used in the valuation methods can be either readily observable, market corroborated, or generally unobservable inputs.  Whenever possible the Company attempts to utilize valuation methods that maximize the uses of observable inputs and minimizes the use of unobservable inputs.  Based on the operability of the inputs used in the valuation methods, the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Assets and liabilities measured, reported and/or disclosed at fair value will be classified and disclosed in one of the following three categories:

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

AGREE REALTY CORPORATION

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

The table below sets forth the Company’s fair value hierarchy for liabilities measured or disclosed at fair value as of March 31, 2012.

	Level 1	Level 2	Level 3	Carrying Value
Liability:
Interest rate swap	$—	$576,669	$—	$576,669
Fixed rate mortgage	$—	$—	$31,413,000	$29,924,064
Variable rate mortgage	$—	$—	$22,509,000	$23,016,428
Variable rate debt	$—	$30,384,698	$—	$30,384,698

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

The following is a reconciliation of net income to comprehensive income attributable to Agree Realty Corporation for the three months ended March 31, 2012 and 2011.

	Three months ended March 31, 2012	Three months ended March 31, 2011
Net income	$4,741,835	$4,700,059
Other comprehensive income (loss)	52,791	121,801
Total comprehensive income before non-controlling interest	4,794,626	4,821,860
Less: non-controlling interest	145,556	160,243
Total comprehensive income after non-controlling interest	4,649,070	4,661,617
Non-controlling interest of comprehensive income (loss)	1,621	4,153
Comprehensive income attributable to Agree Realty Corporation	$4,647,449	$4,657,464

8.	Notes Payable

Agree Limited Partnership (the “Operating Partnership”) has in place an $85,000,000 unsecured revolving credit facility (“Credit Facility”), which is guaranteed by the Company. Subject to customary conditions, at the Company’s option, total commitments under the Credit Facility may be increased up to an aggregate of $135,000,000. The Company intends to use borrowings under the Credit Facility for general corporate purposes, including working capital, development and acquisition activities, capital expenditures, repayment of indebtedness or other corporate activities. The Credit Facility matures on October 26, 2014, and may be extended for two-one year terms to October 2016, subject to certain conditions. Borrowings under the Credit Facility bear interest at LIBOR plus a spread of 175 to 260 basis points depending on the Company’s leverage ratio. As of March 31, 2012, $30,384,698 was outstanding under the Credit Facility bearing a weighted average interest rate of 2.32%.

The Credit Facility contains customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties, and permitted investments. The Company was in compliance with the covenant terms at March 31, 2012.

AGREE REALTY CORPORATION

9.	Mortgages Payable

Mortgages payable consisted of the following:

	March 31,	December 31,
	2012	2011

Note payable in monthly installments of $44,550 plus interest at 150 basis points over LIBOR (1.74% and 1.78% at March 31, 2012 and December 31, 2011, respectively). A final balloon payment in the amount of $22,318,478 is due on July 14, 2013 unless extended for a two year period at the option of the Company, collateralized by related real estate and tenants’ leases	$23,016,428	$23,150,078

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	11,146,952	11,413,113

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	10,385,947	10,497,009

Note payable in monthly installments of $128,205 including interest at 11.20% per annum; collateralized by related real estate and tenants’ leases. Consensual deed-in-lieu of foreclosure satisfied the loan in March 2012.	-	9,173,789

Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with the final monthly payment due February 2017; collateralized by related real estate and tenants’ leases	5,002,959	5,216,465

Note payable in monthly installments of $23,004 including interest at 6.24% per annum, with the final monthly payment due February 2020; collateralized by related real estate and tenant lease	3,388,206	3,403,603

Total	$52,940,492	$62,854,057

As of December 31, 2011, the Company had four mortgaged properties that were formerly leased to Borders, Inc. (“Borders”) that served as collateral for four non-recourse loans, which were cross-defaulted and cross-collateralized (the “Crossed Loans”). Directly or indirectly because of the Chapter 11 bankruptcy filing of Borders in February 2011, the Company was in default on the Crossed Loans as of December 31, 2011.

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

AGREE REALTY CORPORATION

On March 6, 2012, the Company conveyed the four mortgaged properties, which were subject to the Crossed Loans, to the lender pursuant to a consensual deed-in-lieu-of-foreclosure process that satisfied the loans, which had an aggregate principal outstanding of approximately $9.2 million as of December 2011.

Future scheduled annual maturities of mortgages payable for years ending March 31, are as follows: 2013 - $3,083,198; 2014 - $25,161,178; 2015 - $2,886,893; 2016 - $3,085,112; 2017 - $3,198,483 and $15,525,628 thereafter. The weighted average interest rate at March 31, 2012 was 5.34%.

10.	Deferred Revenue

In July 2004, the Company’s tenant in a joint venture property located in Boynton Beach, FL repaid $4.0 million that had been contributed by the Company’s joint venture partner. As a result of this repayment the Company became the sole member of the limited liability company holding the property. Total assets of the property were approximately $4.0 million. The Company has treated the $4.0 million repayment of the capital contribution as deferred revenue and accordingly, will recognize rental income over the term of the related leases.

The remaining deferred revenue of approximately $2.3 million will be recognized as minimum rents over approximately 5 years.

11.	Discontinued Operations

During 2012, the Company sold an office property for approximately $650,000. In addition, the Company conveyed the four mortgaged properties, which were subject to the Crossed Loans, to the lender pursuant to a consensual deed-in-lieu-of-foreclosure process that satisfied the loans, which had an aggregate principal amount outstanding of approximately $9.2 million as of December 31, 2011. See Note 9 for more information on the Crossed Loans.

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

The results of operations for these properties are presented as discontinued operations in the Company’s Consolidated Statements of Income. The revenues for the properties were $189,205 for the three months ended March 31, 2012, and $1,128,018 for the three months ended March 31, 2011. The expenses for the properties were $124,222 for the three months ended March 31, 2012, and $536,233 for the three months ended March 31, 2011.

The Company elected to not allocate consolidated interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations. Interest expense that was directly attributable to the discontinued operations was $-0- and $295,373, for the three months ended March 31, 2012, and 2011, respectively, and is included in the above expense amounts.

The results of income (loss) from discontinued operations allocable to non-controlling interest was $29,872 and $20,176 for the three months ended March 31, 2012, and 2011, respectively.

AGREE REALTY CORPORATION

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

During 2012, the Company purchased three retail assets for approximately $6.0 million with a weighted average capitalization rate of 7.9% to obtain 100% control of the assets. The weighted average capitalization rate for these single tenant net leased properties was calculated by dividing the property net operating income by the purchase price. Property net operating income is defined as the straight-line rent for the base term of the lease less property level expense (if any) that is not recoverable from the tenant. The cost of the aggregate acquisitions was allocated as follows: $3.0 million to land, $1.7 million to buildings and improvements and $1.3 million to lease intangible costs. The acquisitions were cash purchases and there were no contingent considerations associated with these acquisitions.

Total revenues of $67,000 and loss before discontinued operations of $7,000 are included in the 2012 consolidated income statement for the aggregate 2012 acquisitions.

The following pro forma total revenue and income before discontinued operations for the 2012 acquisitions in aggregate, assumes the acquisitions had taken place on January 1, 2012 for the 2012 pro forma information, and on January 1, 2011 for the 2011 pro forma information (in thousands):

Supplemental pro forma for the three months ended March 31, 2012 (1)

Total revenue	$9,222
Income before discontinued operations	$3,777

Supplemental pro forma for the three months ended March 31, 2011 (1)

Total revenue	$9,256
Income before discontinued operations	$4,119

(1)	This unaudited pro forma supplemental information does not purport to be indicative of what our operating results would have been had the acquisitions occurred on January 1, 2012 or January 1, 2011 and may not be indicative of future operating results.

The fair value of intangible assets acquired are amortized to depreciation and amortization on the consolidated statements of income over the remaining term of the respective leases. The weighted average amortization period for the lease intangible costs is 20.3 years.

13.	Common Stock Offering

On January 27, 2012, the Company completed an underwritten public offering of 1,300,000 shares of common stock at a public offering price of $24.75 per share. On February 1, 2012, the Company sold 195,000 additional shares of common stock pursuant to the full exercise of the underwriters’ overallotment option. The offering raised approximately $35 million in net proceeds, after deducting the underwriting discount and other expenses. The Company used the net proceeds of the offering to pay down amounts outstanding under the Credit Facility and for general corporate purposes.

AGREE REALTY CORPORATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and described our future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project,” or similar expressions. Forward-looking statements in this report include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated expenditures of capital, and other matters. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations, include but are not limited to: the global and national economic conditions and changes in general economic, financial and real estate market conditions; changes in our business strategy; risks that our acquisition and development projects will fail to perform as expected; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; our ability to re-lease space as leases expire; loss or bankruptcy of one or more of our major retail tenants; a failure of our properties to generate additional income to offset increases in operating expenses; our ability to maintain our qualification as real estate investment trust (“REIT”) for federal income tax purposes and the limitations imposed on our business by our status as a REIT; and other factors discussed in Item 1A. “Risk Factors” and elsewhere in this report and in subsequent filings with the Securities and Exchange Commission (“SEC”) including our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We caution you that any such statements are based on currently available operational, financial and competitive information, and that you should not place undue reliance on these forward-looking statements, which reflect our management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward–looking statements to reflect events or circumstances as they occur.

Overview

Agree Realty Corporation is a fully-integrated, self-administered and self-managed REIT. In this report, the terms “Company,” “we,” “our” and “us” and similar terms refer to Agree Realty Corporation and/or its majority owned operating partnership, Agree Limited Partnership (“Operating Partnership”) and/or its majority owned and controlled subsidiaries, including its qualified taxable REIT subsidiaries (“TRS”), as the context may require. Our assets are held by and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 97.05% and 96.59% interest as of March 31, 2012 and December 31, 2011, respectively. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership. We are operating so as to qualify as a REIT for federal income tax purposes.

We are focused primarily on the ownership, development, acquisition and management of single tenant retail properties net leased to national tenants. We were incorporated in December 1993 to continue and expand the business founded in 1971 by our current Chief Executive Officer and Chairman, Richard Agree. We specialize in acquiring and developing single tenant net leased retail properties for industry leading retail tenants. As of March 31, 2012, approximately 96% of our annualized base rent was derived from national and regional tenants and approximately 52% of our annualized base rent was derived from our top three tenants: Walgreens Co. (“Walgreens”) – 34%; Kmart Corporation – 11% and CVS Caremark Corporation (“CVS”) – 7%.

AGREE REALTY CORPORATION

As of March 31, 2012, our portfolio consisted of 85 properties, located in 21 states containing an aggregate of approximately 3.4 million square feet of gross leasable area (“GLA”). As of March 31, 2012, our portfolio included 73 freestanding single tenant net leased properties and 12 community shopping centers that were 96% leased in aggregate with a weighted average lease term of approximately 11 years remaining. All of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses, including property taxes, insurance and maintenance. We believe this strategy provides a generally consistent source of income and cash for distributions. During the period from April 1, 2012 to December 31, 2012, we have seven leases that are scheduled to expire assuming that the tenants do not exercise renewal options or terminate their leases prior to the contractual expiration date. These leases represent 20,536 square feet of GLA and $161,123 of annualized base rent. During the first quarter of 2012, Kmart exercised options to extend the lease expiration date from September 2012 to September 2014 for two leases amounting to 142,700 square feet.

We expect to continue to grow our asset base through the development and acquisition of single tenant net leased retail properties that are leased on a long-term basis to industry leading retail tenants. Historically we have focused on development because we believed, based on the historical returns we have been able to achieve, it generally has provided us a higher return on investment than the acquisition of similarly located properties. However, beginning in 2010, we commenced a strategic acquisition program to acquire retail properties net leased to industry leading retail tenants. Since our initial public offering in 1994, we have developed 55 of our 85 properties, including 43 of our 73 freestanding single tenant properties and all 12 of our community shopping centers. As of March 31, 2012, the properties that we developed accounted for 74% of our annualized base rent. We expect to continue to expand our existing tenant relationships and diversify our tenant base to include other quality industry leading retail tenants through the development and acquisition of net leased properties.

The following should be read in conjunction with the Interim Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

As of March 31, 2012, the impact of recent accounting pronouncements on our business is not considered to be material.

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

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) since our 1994 tax year. As a result, we are not subject to federal income taxes to the extent that we distribute annually at least 90% of our REIT taxable income to our stockholders and satisfy certain other requirements defined in the Code.

We have established TRS entities pursuant to the provisions of the REIT Modernization Act. Our TRS entities are able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain of our activities which occur within our TRS entities are subject to federal and state income taxes. As of March 31, 2012 and December 31, 2011, we had accrued a deferred income tax amount of $705,000. In addition, we have recognized income tax expense of $4,000 and $102,000 for the three months ended March 31, 2012 and 2011, respectively, and $236,000 for the year ended December 31, 2011.

Results of Operations

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

Minimum rental income increased $453,000, or 6%, to $8,480,000 in 2012, compared to $8,027,000 in 2011. Rental income increased $891,000 due to the acquisition of 13 single tenant net leased properties subsequent to March 31, 2011 through March 31, 2012. Rental revenue decreased $376,000 due to the impact of the Borders, Inc. (“Borders”) bankruptcy. In addition, rental income decreased $62,000 as a result of other rent adjustments.

Percentage rents were $15,000 in 2012 compared to $16,000 in 2011.

Operating cost reimbursements decreased $53,000, or 7%, to $680,000 in 2012, compared to $733,000 in 2011. Operating cost reimbursements decreased due to lower recoveries at former Borders properties and decreased recovery of insurance costs.

We earned development fee income of $411,000 in 2011 related to a project in California. There were no development fee projects in the first quarter of 2012 and no additional development fee projects are currently anticipated.

Other income was $17,000 in 2012, compared to $22,000 in 2011.

Real estate taxes increased $28,000, or 5%, to $606,000 in 2012, compared to $578,000 in 2011. The change was the result of an increase of $43,000 related to properties leased to Borders which taxes were formerly paid directly by Borders, and other decreases of $15,000.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $7,000, or 2%, to $428,000 in 2012, compared to $421,000 in 2011. The increase was the result of an increase in shopping center maintenance costs of $12,000, an increase in utility costs of $23,000 including utilities for vacant spaces, and an increase in insurance costs of $12,000 in 2012, offset by a decrease in snow removal costs of $40,000.

Land lease payments were $181,000 in 2012, compared to $178,000 in 2011.

General and administrative expenses decreased by $34,000, or 2%, to $1,408,000 in 2012, compared to $1,442,000 in 2011. The decrease in general and administrative expenses was the result of decreased income tax expense in our TRS entities of $98,000 and decreased professional fees of $67,000 offset by increased employee costs of $108,000 and other costs of $23,000. General and administrative expenses as a percentage of total rental income (minimum and percentage rents) increased from 15.73% for 2011 to 16.34% for 2012.

AGREE REALTY CORPORATION

Depreciation and amortization increased $192,000, or 13%, to $1,665,000 in 2012, compared to $1,473,000 in 2011. The increase was the result of the acquisition of 13 properties in 2011 and 2012.

Interest expense increased $126,000, or 12%, to $1,136,000 in 2012, compared to $1,010,000 in 2011. The increase in interest expense was a result of the higher level of borrowings due to the acquisition of properties.

We recognized a gain of $908,000 on the disposition of properties in 2012. We sold one property, and conveyed four former Borders properties to the lender pursuant to a consensual deed-in-lieu-of-foreclosure process that satisfied the loans in March 2012.

Income from discontinued operations was $65,000 in 2012 compared to $592,000 in 2011, as a result of the conveyance of four former Borders properties to the lender in March 2012, one of which was occupied, and the sale of the Ann Arbor office space which was not occupied. In addition, we sold two properties in January 2011, sold one property in December 2011, conveyed the former Borders corporate headquarters to the lender in December 2011, and terminated the ground lease on a property in December 2011 and conveyed a portion of the property to the ground lessor.

Our net income increased $42,000, or 1%, to $4,742,000 in 2012 from $4,700,000 in 2011 as a result of the foregoing factors.

Liquidity and Capital Resources

Our principal demands for liquidity are operations, distributions to our stockholders, debt repayment, development of new properties, redevelopment of existing properties and future property acquisitions. We intend to meet our short-term liquidity requirements, including capital expenditures related to the leasing and improvement of our properties, through cash flow provided by operations and our $85 million credit facility (the “Credit Facility”). We believe that adequate cash flow will be available to fund our operations and pay dividends in accordance with REIT requirements for at least the next 12 months. We may obtain additional funds for future developments or acquisitions through other borrowings or the issuance of additional shares of common stock. Although market conditions have limited the availability of new sources of financing and capital, which may have an impact on our ability to obtain financing for planned new development projects, we believe that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs.

We completed an underwritten public offering of 1,495,000 shares of common stock at a public offering price of $24.75 per share in January/February of 2012. The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $35 million after deducting the underwriting discount and other expenses. We used the net proceeds of the offering to pay down amounts outstanding under the Credit Facility and for general corporate purposes.

Our cash flows from operations decreased $2,229,000 to $3,823,000 for the three months ended March 31, 2012, compared to $6,052,000 for the three months ended March 31, 2011. Cash provided (used) by investing activities decreased $12,696,000 to ($9,100,000) in 2012, compared to $3,596,000 in 2011. Cash provided (used) in financing activities increased $13,181,000 to $3,739,000 in 2012, compared to ($9,442,000) in 2011.

We intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to total market capitalization of 65% or less. Nevertheless, we may operate with debt levels which are in excess of 65% of total market capitalization for extended periods of time. At March 31, 2012, our ratio of indebtedness to total market capitalization was approximately 24%.

Dividends

During the quarter ended March 31, 2012, we declared a quarterly dividend of $0.40 per share. We paid the dividend on April 10, 2012 to holders of record on March 30, 2012.

AGREE REALTY CORPORATION

Debt

As of March 31, 2012, we had total mortgage indebtedness of $52,940,492. Of this total mortgage indebtedness, $29,924,064 is fixed rate, self-amortizing debt with a weighted average interest rate of 6.56%. The remaining mortgage debt of $23,016,428 bears interest at 150 basis points over LIBOR or 1.74% as of March 31, 2012 and has a maturity date of July 14, 2013, which can be extended at our option for two additional years. In January 2009, we entered into an interest rate swap agreement that fixes the interest rate during the initial term of the variable-interest mortgage at 3.744%.

In March 2012, we conveyed four former Borders properties located in Columbia, Maryland, Germantown, Maryland, Oklahoma City, Oklahoma and Omaha, Nebraska, which were subject to non-recourse mortgage loans in default, to the lender pursuant to a consensual deed-in-lieu-of-foreclosure process that satisfied the loans with principal balances amounting to approximately $9.2 million.

In addition, the Operating Partnership has in place an $85 million unsecured revolving Credit Facility, which is guaranteed by our Company. Subject to customary conditions, at our option, total commitments under the Credit Facility may be increased up to an aggregate of $135 million. We intend to use borrowings under the Credit Facility for general corporate purposes, including working capital, development and acquisition activities, capital expenditures, repayment of indebtedness or other corporate activities. The Credit Facility matures on October 26, 2014, and may be extended for two one-year terms to October 2016, subject to certain conditions. Borrowings under the Credit Facility bear interest at LIBOR plus a spread of 175 to 260 basis points depending on our leverage ratio. As of March 31, 2012, we had $30,384,698 in principal amount outstanding under the Credit Facility bearing a weighted average interest rate of 2.32%.

The Credit Facility contains customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties and permitted investments. We were in compliance with the covenant terms at March 31, 2012.

Capitalization

As of March 31, 2012, our total market capitalization was approximately $349 million. Market capitalization consisted of $83.3 million of debt (including property related mortgages and the Credit Facility), and $266.1 million of shares of common stock and operating partnership units in the Operating Partnership (“OP units”) (based on the closing price on the NYSE of $22.58 per share on March 30, 2012). Our ratio of debt to total market capitalization was 23.8% at March 30, 2012.

At March 31, 2012, the noncontrolling interest in the Operating Partnership represented a 2.95% ownership in the Operating Partnership. The OP units may, under certain circumstances, be exchanged for our shares of common stock on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option to settle exchanged OP units held by others for cash based on the current trading price of our shares. Assuming the exchange of all OP units, there would have been 11,435,514 shares of common stock outstanding at March 31, 2012, with a market value of approximately $266.1 million.

We completed an underwritten public offering of 1,495,000 shares of common stock in January/February of 2012 at a public offering price of $24.75 per share.  The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $35 million after deducting the underwriting discount and other expenses.  We used the net proceeds from the offering to pay down amounts outstanding under the Credit Facility and for general corporate purposes.

AGREE REALTY CORPORATION

Contractual Obligations

The following table outlines our contractual obligations, as of March 31, 2012 for the periods presented below (in thousands).

	Total	April 1, 2012 – March 31, 2013	April 1, 2013 – March 31, 2015	April 1, 2015 – March 31, 2017	Thereafter
Mortgages Payable	$52,940	$3,083	$28,048	$6,284	$15,525
Notes Payable	30,385	—	30,385	—	—
Land Lease Obligation	17,892	712	1,425	1,425	14,330
Estimated Interest Payments on Mortgages and Notes Payable	11,228	3,445	4,573	2,452	758
Other Long-Term Liabilities	—	—	—	—	—
Total	$112,445	$7,240	$64,431	$10,161	$30,613

Estimated interest payments for mortgage payable are based on stated rates. Estimated interest payments for Notes Payable are based on the interest rate in effect for the most recent quarter, which is assumed to be in effect through the respective maturity date.

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

The following table provides a reconciliation of FFO and net income for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Net Income	$4,741,835	$4,700,059
Depreciation of Real Estate Assets	1,433,750	1,488,298
Amortization of Leasing Costs	25,400	25,301
Amortization of Lease Intangibles	214,277	103,752
Gain on Sale of Assets	(908,160)	-

Funds from Operations	$5,507,102	$6,317,410
Weighted Average Shares and OP Units Outstanding
Basic	11,070,076	9,966,847

Diluted	11,102,441	9,996,015

Additional Supplemental Disclosures
Straight-line rental income	$135,490	$35,116
Stock-based compensation expense	412,000	359,357
Deferred revenue recognition	115,845	172,387
Scheduled principal repayments	739,776	1,047,583

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	Year ended March 31,
	2013	2014	2015	2016	2017	Thereafter	Total

Fixed rate mortgage	$2,527	$2,701	$2,887	$3,085	$3,199	$15,525	$29,924
Average interest rate	6.56%	6.56%	6.56%	6.56%	6.56%	6.56%	—
Variable rate mortgage	$556	$22,460	—	—	—	—	$23,016
Average interest rate	3.74%	3.74%	—	—	—	—	—
Other variable rate debt	—	—	$30,385	—	—	—	$30,385
Average interest rate	—	—	2.32%	—	—	—	—

AGREE REALTY CORPORATION

The fair value (in thousands) is estimated at $31,413, $22,509 and $30,385 for fixed rate mortgages, variable rate mortgage and other variable rate debt, respectively, as of March 31, 2012.

The table above incorporates those exposures that exist as of March 31, 2012; it does not consider those exposures or positions, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

We entered into an interest rate swap agreement to hedge interest rates on $24.5 million in variable-rate borrowings outstanding. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on 1.5% plus one-month LIBOR and will pay to the counterparty a fixed rate of 3.744%. This swap effectively converted $24.5 million of variable-rate borrowings to fixed-rate borrowings. As of March 31, 2012, the interest rate swap was valued at a liability of $576,669. We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of March 31, 2012.

As of March 31, 2012, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an annual increase in interest expense of approximately $303,850.

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

Item 1A.	Risk Factors

There have been no material changes from our risk factors set forth under Item 1A or Part 1 of our most recently filed Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

AGREE REALTY CORPORATION

Item 4.	Mine safety disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer and Chairman of the Board of Directors

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Alan D. Maximiuk, Vice President, Chief Financial Officer and Secretary

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer and Chairman of the Board of Directors

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Alan D. Maximiuk, Vice President, Chief Financial Officer and Secretary

*101	The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Agree Realty Corporation

/s/ RICHARD AGREE
Richard Agree
Chief Executive Officer
and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ ALAN D. MAXIMIUK
Alan D. Maximiuk
Vice President, Chief Financial Officer and
Secretary
(Principal Financial and Accounting Officer)

Date:	May 4, 2012

