Form 10-Q
period 2012-06-30
AGREE REALTY CORP
filed 2012-08-03
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012, or

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

As of August 1, 2012, the Registrant had 11,436,044 shares of common stock, $0.0001 par value, outstanding.

AGREE REALTY CORPORATION

Index to Form 10-Q

		Page

PART I	Financial Information

Item 1:	Interim Consolidated Financial Statements

	Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	1-2

	Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2012 and 2011	3

	Consolidated Statements of Stockholder’s Equity (Unaudited) for the six months ended June 30, 2012	4

	Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2012 and 2011	5

	Notes to Consolidated Financial Statements (Unaudited)	6-13

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-20

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4:	Controls and Procedures	22

PART II

Item 1:	Legal Proceedings	23

Item 1A:	Risk Factors	23

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3:	Defaults Upon Senior Securities	23

Item 4:	Mine Safety Disclosures	23

Item 5:	Other Information	23

Item 6:	Exhibits	23

SIGNATURES		24

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Real Estate Investments
Land	$117,453,431	$108,672,713
Buildings	221,055,836	229,821,183
Less accumulated depreciation	(65,327,048)	(68,589,778)
	273,182,219	269,904,118
Property under development	7,895,801	1,580,015

Net Real Estate Investments	281,078,020	271,484,133

Cash and Cash Equivalents	618,488	2,002,663

Restricted Cash	3,280,534	-

Accounts Receivable - Tenants, net of allowance of $35,000 for possible losses at June 30, 2012 and December 31, 2011	761,189	801,681

Unamortized Deferred Expenses

Financing costs, net of accumulated amortization of $5,956,187 and $5,707,043 at June 30, 2012 and December 31, 2011, respectively	1,645,221	1,804,249

Leasing costs, net of accumulated amortization of $1,257,686 and $1,205,985 at June 30, 2012 and December 31, 2011, respectively	700,508	737,968

Lease intangibles costs, net of accumulated amortization of $1,103,275 and $569,737 at June 30, 2012 and December 31, 2011, respectively	24,712,993	16,150,299

Other Assets	2,278,564	962,965

Total Assets	$315,075,517	$293,943,958

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011
LIABILITIES

Mortgages Payable	$61,794,286	$62,854,057

Notes Payable	44,434,406	56,443,898

Dividends and Distributions Payable	4,715,306	4,070,690

Deferred Revenue	2,162,473	2,394,163

Accrued Interest Payable	481,055	734,195

Accounts Payable and Accrued Expense
Capital expenditures	35,045	424,321
Operating	1,541,689	3,379,618

Interest Rate Swap	1,156,604	629,460

Deferred Income Taxes	705,000	705,000

Tenant Deposits	81,172	84,275

Total Liabilities	117,107,036	131,719,677

STOCKHOLDERS' EQUITY
Common stock, $.0001 par value, 13,350,000 shares authorized, 11,436,044 and 9,851,914 shares issued and outstanding, respectively	1,144	985
Excess stock, $.0001 par value, 6,500,000 shares authorized, 0 shares issued and outstanding	-	-
Series A junior participating preferred stock, $.0001 par value, 150,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in-capital	216,935,709	181,069,633
Deficit	(20,531,086)	(20,918,494)
Accumulated other comprehensive income (loss)	(1,118,226)	(606,568)

Total Stockholders' Equity - Agree Realty Corporation	195,287,541	159,545,556
Non-controlling interest	2,680,940	2,678,725

Total Stockholders' Equity	$197,968,481	$162,224,281

	$315,075,517	$293,943,958

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
REVENUES
Minimum rents	$8,496,867	$7,293,066	$16,823,699	$15,042,879
Percentage rents	7,618	5,351	22,725	21,408
Operating cost reimbursement	703,194	673,426	1,352,366	1,378,235
Development fee income	-	483,274	-	894,693
Other income	27,875	61,060	45,101	83,550

Total Revenues	9,235,554	8,516,177	18,243,891	17,420,765

Operating Expenses
Real estate taxes	601,652	589,961	1,183,549	1,158,101
Property operating expenses	285,567	344,401	692,202	741,768
Land lease payments	181,075	181,075	362,150	359,150
General and administrative	1,428,581	1,520,974	2,836,175	2,962,920
Depreciation and amortization	1,795,325	1,412,943	3,395,011	2,832,848

Total Operating Expenses	4,292,200	4,049,354	8,469,087	8,054,787

Income from Operations	4,943,354	4,466,823	9,774,804	9,365,978

Other Income (Expense)
Interest expense, net	(1,145,652)	(1,058,645)	(2,281,698)	(2,068,159)

Income Before Discontinued Operations	3,797,702	3,408,178	7,493,106	7,297,819
Gain on sale of assets from discontinued operations	1,159,307	-	2,067,467	-
Income from discontinued operations	132,981	415,155	271,253	1,225,574

Net Income	5,089,990	3,823,333	9,831,826	8,523,393

Less Net Income Attributable to Non-Controlling Interest	150,238	130,210	295,795	290,453

Net Income Attributable to Agree Realty Corporation	$4,939,752	$3,693,123	$9,536,031	$8,232,940

Other comprehensive income, net of $(17,108), $(3,733), $(15,487) and $421 attributable to non-controlling interest, respectively	(562,828)	(105,728)	(511,658)	11,919
Total Comprehensive Income Attributable to Agree Realty Corporation	$4,376,924	$3,587,395	$9,024,373	$8,244,859

Basic Earnings Per Share
Continuing operations	$0.33	$0.34	$0.66	$0.74
Discontinued operations	0.11	0.04	0.21	0.12
	$0.44	$0.38	$0.87	$0.86
Diluted Earnings Per Share
Continuing operations	$0.33	$0.34	$0.66	$0.73
Discontinued operations	0.11	0.04	0.21	0.12
	$0.44	$0.38	$0.87	$0.85

Dividends Declared Per Share	$0.40	$0.40	$0.80	$0.80

Weighted Average Number of Common Shares Outstanding – Basic	11,183,299	9,628,874	10,953,463	9,625,072

Weighted Average Number of Common Shares Outstanding - Dilutive	11,213,440	9,655,921	10,990,394	9,656,599

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Non-Controlling		Accumulated Other Comprehensive
	Shares	Amount	Paid-In Capital	Interest	Deficit	Income (Loss)
Balance, December 31, 2011	9,851,914	$985	$181,069,633	$2,678,725	$(20,918,494)	$(606,568)

Issuance of common stock, net of issuance costs	1,495,000	150	35,042,076	-	-	-

Issuance of restricted stock under the Equity Incentive Plan	94,850	9	-	-	-	-

Forfeiture of restricted stock	(5,720)

Vesting of restricted stock	-	-	824,000	-	-	-

Dividends and distributions declared for the period January 1, 2012 to June 30, 2012	-	-	-	(278,094)	(9,148,623)	-

Other comprehensive income - change in fair value of interest rate swap	-	-	-	(15,486)	-	(511,658)

Net income for the period

January 1, 2012 to June 30, 2012	-	-	-	295,795	9,536,031	-

Balance, June 30, 2012	11,436,044	$1,144	$216,935,709	$2,680,940	$(20,531,086)	$(1,118,226)

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Cash Flows from Operating Activities
Net income	$9,831,826	$8,523,393
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,913,540	2,987,351
Amortization	849,665	387,317
Stock-based compensation	824,000	718,714
Gain on sale of assets	(2,067,467)	-
(Increase) decrease in accounts receivable	40,492	(1,340,828)
(Increase) decrease in other assets	(1,316,173)	109,001
(Decrease) increase in accounts payable	(1,826,965)	211,558
Decrease in deferred revenue	(231,690)	(344,775)
Increase (decrease) in accrued interest	(253,140)	52,063
Decrease in tenant deposits	(3,103)	3,167

Net Cash Provided by (Used In) Operating Activities	8,760,985	11,306,961

Cash Flows from Investing Activities
Acquisition of real estate investments	(25,573,379)	(4,223,710)
Payment of leasing costs	(14,241)	(36,756)
Net proceeds from sale of assets	6,539,547	6,522,821
Increase in restricted cash	(3,280,534)	-

Net Cash Provided by (Used In) Investing Activities	(22,328,607)	2,262,355

Cash Flows from Financing Activities
Proceeds from common stock offering	35,042,235	-
Line-of-credit borrowings	35,064,017	16,905,045
Line-of-credit repayments	(47,073,509)	(17,956,395)
Payments of mortgages payable	(1,526,510)	(2,725,931)
Dividends and limited partners' distributions paid	(8,793,066)	(9,236,347)
Repayments of payables for capital expenditures	(424,321)	(286,078)
Payments for financing costs	(105,399)	(11,034)

Net Cash Provided by (Used In) Financing Activities	12,183,447	(13,310,740)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,384,175)	258,576
Cash and Cash Equivalents, beginning of period	2,002,663	593,281
Cash and Cash Equivalents, end of period	$618,488	$851,857

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$2,270,458	$2,333,130

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued under Stock Incentive Plan	$2,175,831	$2,168,498
Dividends and limited partners' distributions declared and unpaid	$4,715,306	$4,075,324
Real estate investments financed with accounts payable	$35,045	$456,162
Forgiveness of mortgage debt	$9,173,789	$-
Real estate acquisitions financed with debt assumption	$9,640,528	$-

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Agree Realty Corporation (the “Company”) for the six months ended June 30, 2012 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other interim period. The results of operations of properties that have either been disposed of or are classified as held for sale are reported as discontinued operations. As a result of these discontinued operations, certain of the 2011 balances have been reclassified to conform to the 2012 presentation. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.	Stock Based Compensation

The Company estimates the fair value of restricted stock and stock option grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of June 30, 2012, there was $4,887,000 of unrecognized compensation costs related to the outstanding shares of restricted stock, which is expected to be recognized over a weighted average period of 3.55 years. The Company used a 0% discount factor and forfeiture rate for determining the fair value of restricted stock. The forfeiture rate was based on historical results and trends.

The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted stock to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

	Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1, 2012	216,920	$21.74
Restricted stock granted	94,850	24.40
Restricted stock vested	(53,820)	21.89
Restricted stock forfeited	(5,720)	24.32
Unvested restricted stock at June 30, 2012	252,230	$22.65

3.	Earnings Per Share

Earnings per share has been computed by dividing the net income attributable to Agree Realty Corporation by the weighted average number of common shares outstanding.

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

AGREE REALTY CORPORATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average number of common shares outstanding	11,435,529	9,857,314	11,205,693	9,853,512
Unvested restricted stock	(252,230)	(228,440)	(252,230)	(228,440)

Weighted average number of common shares outstanding used in basic earnings per share	11,183,299	9,628,874	10,953,463	9,625,072

Weighted average number of common shares outstanding used in basic earnings per share	11,183,299	9,628,874	10,953,463	9,625,072
Effect of dilutive securities:
Restricted stock	30,141	27,047	36,932	31,527
Common stock options	-	-	-	-

Weighted average number of common shares outstanding used in diluted earnings per share	11,213,440	9,655,921	10,990,394	9,656,599

4.	Recent Accounting Pronouncements

As of June 30, 2012, the impact of recent accounting pronouncements is not considered to be material.

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

On April 24, 2012, the Company entered into a forward starting interest rate swap agreement, for the same variable rate loan, as extended, for a notional amount of $22,268,358, effective on July 1, 2013 and ending on May 1, 2019. The notional amount decreases over the term to match the outstanding balance of the hedged borrowing. The Company entered into this derivative instrument to hedge against the risk of changes in future cash flows related to changes in interest rates on $22,268,358 of the total variable rate borrowings outstanding. Under the terms of the interest rate swap agreement, the Company will receive from the counterparty interest on the notional amount based on one-month LIBOR and will pay to the counterparty a fixed rate of 1.92%. This swap effectively converted $22,268,358 of variable-rate borrowings to fixed-rate borrowings beginning on July 1, 2013 and through May 1, 2019.

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) (“OCI”) for the six months ended June 30, 2012 to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense. For the six months ended June 30, 2012, the Company has determined these derivative instruments to be effective hedges.

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of June 30, 2012.

6.	Fair Value Measurements

Certain of the Company’s assets and liabilities are disclosed at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various valuation methods including market, income and cost approaches.  The assumptions used in the application of these valuation methods are developed from the perspective of market participants pricing the asset or liability.  Inputs used in the valuation methods can be either readily observable, market corroborated, or generally unobservable inputs.  Whenever possible the Company attempts to utilize valuation methods that maximize the use of observable inputs and minimizes the use of unobservable inputs.  Based on the operability of the inputs used in the valuation methods, the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Assets and liabilities measured, reported and/or disclosed at fair value will be classified and disclosed in one of the following six categories:

 AGREE REALTY CORPORATION

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

The table below sets forth the Company’s fair value hierarchy for liabilities measured or disclosed at fair value as of June 30, 2012.

Liability:	Level 1	Level 2	Level 3	Carrying Value
Interest rate swaps	$-	$1,156,604	$-	$1,156,604
Fixed rate mortgage	$-	$-	$41,253,095	$38,911,508
Variable rate mortgage	$-	$-	$21,861,282	$22,882,778
Variable rate debt	$-	$44,434,406	$-	$44,434,406

The carrying amounts of the Company’s short-term financial instruments, which consist of cash, cash equivalents, receivables, and accounts payable, approximate their fair values. The fair value of the interest rate swaps were derived using estimates to settle the interest rate swap agreements, which is based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and discount rates reflecting the risks involved. The fair value of fixed and variable rate mortgages was derived using the present value of future mortgage payments based on estimated current market interest rates.  The fair value of variable rate debt is estimated to be equal to the face value of the debt because the interest rates are floating and is considered to approximate fair value.

7.	Total Comprehensive Income (Loss)

The following is a reconciliation of net income to comprehensive income attributable to Agree Realty Corporation for the six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$5,089,990	$3,823,333	$9,831,826	$8,523,393
Other comprehensive income (loss)	(579,936)	(109,461)	(527,145)	12,340
Total comprehensive income before non-controlling interest	4,510,054	3,713,872	9,304,681	8,535,733
Less: non-controlling interest	150,238	130,210	295,795	290,453
Total comprehensive income after non-controlling interest	4,359,816	3,583,662	9,008,886	8,245,280
Non-controlling interest of comprehensive income (loss)	17,108	3,733	15,487	(421)
Comprehensive income attributable to Agree Realty Corporation	$4,376,924	$3,587,395	$9,024,373	$8,244,859

8.	Notes Payable

Agree Limited Partnership (the “Operating Partnership”) has in place an $85,000,000 unsecured revolving credit facility (“Credit Facility”), which is guaranteed by the Company. Subject to customary conditions, at the Company’s option, total commitments under the Credit Facility may be increased up to an aggregate of $135,000,000. The Company intends to use borrowings under the Credit Facility for general corporate purposes, including working capital, development and acquisition activities, capital expenditures, repayment of indebtedness or other corporate activities. The Credit Facility matures on October 26, 2014, and may be extended, at the Company’s election, for two-one year terms to October 2016, subject to certain conditions. Borrowings under the Credit Facility bear interest at LIBOR plus a spread of 175 to 260 basis points depending on the Company’s leverage ratio. As of June 30, 2012, $44,434,406 was outstanding under the Credit Facility bearing a weighted average interest rate of 2.26%, and $40,565,594 was available for borrowing (subject to customary conditions to borrowing).

AGREE REALTY CORPORATION

The Credit Facility contains customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties, and permitted investments. The Company was in compliance with the covenant terms at June 30, 2012.

AGREE REALTY CORPORATION

9.	Mortgages Payable

Mortgages payable consisted of the following:

	June 30, 2012	December 31, 2011
Note payable in monthly installments of $44,550 plus interest at 170 and 150 basis points over LIBOR at June 30, 2012 and December 31, 2011, respectively, (1.95% and 1.78% at June 30, 2012 and December 31, 2011, respectively). A final balloon payment in the amount of $19,744,758 is due on May 14, 2017 unless extended for a two year period at the option of the Company, collateralized by related real estate and tenants’ leases	$22,882,778	$23,150,078

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	10,876,173	11,413,113

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	10,273,136	10,497,009

Note payable in monthly installments of $60,097 including interest at 5.08% per annum, with a final balloon payment in the amount of $9,167,573 due June 2014; collateralized by related real estate and tenants’ leases	9,603,159	-

Note payable in monthly installments of $128,205 including interest at 11.20% per annum; collateralized by related real estate and tenants’ leases. Consensual deed-in-lieu of foreclosure satisfied the loan in March 2012.	-	9,173,789

Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with the final monthly payment due February 2017; collateralized by related real estate and tenants’ leases	4,785,894	5,216,465

Note payable in monthly installments of $23,004 including interest at 6.24% per annum, with the final balloon payment of $2,766,628 due February 2020; collateralized by related real estate and tenant lease	3,373,146	3,403,603

Total	$61,794,286	$62,854,057

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

AGREE REALTY CORPORATION

The Crossed Loans had an aggregate principal outstanding of approximately $9.2 million as of December 31, 2011 and were secured by the former Borders stores in Oklahoma City, Oklahoma, Columbia, Maryland, Germantown, Maryland, and one of the former Borders stores in Omaha, Nebraska. As of December 31, 2011, the net book value of the four mortgaged properties was approximately $9.1 million, and annualized base rent for the four mortgaged properties, one of which was occupied, and accounted for approximately $.5 million, or 1.4% of the Company’s annualized base rent as of December 31, 2011. The lender declared all four Crossed Loans in default and accelerated the Company’s obligations thereunder. As a result of the Borders liquidation program, the Company did not have sufficient cash flow from the properties to continue to pay the debt service on the Crossed Loans and elected not to pay the debt service.

On March 6, 2012, the Company conveyed the four mortgaged properties, which were subject to the Crossed Loans, to the lender pursuant to a consensual deed-in-lieu-of-foreclosure process that satisfied the loans, which had an aggregate principal outstanding of approximately $9.2 million as of December 2011.

In June 2012, the Company entered into an amendment and restatement of the mortgage loan in the amount of $22,882,778 to provide for an extension of the maturity date to May 14, 2017, with an option to extend for two years to May 14, 2019, subject to certain conditions. Borrowings under the loan bear interest at LIBOR plus a spread of 170 basis points and require monthly principal repayments.

In May 2012, the Company assumed a loan in the amount of $9,640,000 in conjunction with the acquisition of a property. The loan matures June 2014 and carries a 5.07% interest rate.

Future scheduled annual maturities of mortgages payable for years ending June 30 are as follows: 2013 - $3,345,727; 2014 - $12,738,876; 2015 - $3,573,277; 2016 - $3,813,468; 2017 - $23,354,309 and $14,968,629 thereafter. The weighted average interest rate at June 30, 2012 was 5.29%.

10.	Dividends and Distributions Payable

On June 5, 2012, the Company declared a dividend of $.40 per common share for the quarter ended June 30, 2012. The holders of limited partnership interest in the Operating Partnership (“OP Units”) were entitled to an equal distribution per OP Unit held as of June 30, 2012. The dividend and distributions payable are recorded as liabilities in the Company’s consolidated balance sheet as of June 30, 2012. The dividend has been reflected as a reduction of stockholders’ equity and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. The amounts were paid July 10, 2012.

11.	Deferred Revenue

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

The remaining deferred revenue of approximately $2.2 million will be recognized as minimum rents over approximately 4.7 years.

12.	Discontinued Operations

During 2012, the Company has sold three non-core properties, a vacant office property for approximately $650,000, a vacant single tenant property for $2,750,000 and a Kmart anchored shopping center in Charlevoix, Michigan for $3,500,000. In addition, the Company conveyed the four mortgaged properties, which were subject to the Crossed Loans, to the lender pursuant to a consensual deed-in-lieu-of-foreclosure process that satisfied the loans, which had an aggregate principal amount outstanding of approximately $9.2 million as of December 31, 2011. See Note 9 for more information on the Crossed Loans.

During 2011, the Company sold two non-core single tenant properties in January 2011 for approximately $6.5 million, and a single tenant property in December 2011 for approximately $1.5 million. In addition, the Company conveyed the former Borders corporate headquarters property in Ann Arbor, Michigan, which was subject to a non-recourse mortgage loan in default, to the lender pursuant to a consensual deed-in-lieu-of-foreclosure process during December 2011 that satisfied the loan of approximately $5.5 million. The Company also entered into a settlement agreement that provided for the termination of the ground lease on a former Borders property in Ann Arbor, Michigan, and conveyed the retail portion of the property owned by the Company to the ground lessor.

AGREE REALTY CORPORATION

The results of operations for these properties are presented as discontinued operations in the Company’s Consolidated Statements of Income. The revenues for the properties were $127,522 and $501,389 for the three and six months ended June 30, 2012, respectively, and $1,089,492 and $2,522,359 for the three and six months ended June 30, 2011, respectively. The expenses for the properties were $(5,459) and $230,136 for the three and six months ended June 30, 2012, respectively, and $674,337 and $1,296,785 for the three and six months ended June 30, 2011, respectively.

The Company elected to not allocate consolidated interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations. Interest expense that was directly attributable to the discontinued operations was $0 for both the three and six months ended June 30, 2012, and $147,644 and $443,017 for the three and six months ended June 30, 2011, respectively, and is included in the above expense amounts.

The results of income from discontinued operations allocable to non-controlling interest was $38,144 and $70,361 for the three and six months ended June 30, 2012, respectively, and $14,139 and $41,764 for the three and six months ended June 30, 2011, respectively.

13.	Purchase Accounting for Acquisitions of Real Estate

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

During 2012, the Company has purchased seven retail assets for approximately $28 million with a weighted average capitalization rate of 8.59% to obtain 100% control of the assets. The weighted average capitalization rate for these single tenant net leased properties was calculated by dividing the property net operating income by the purchase price. Property net operating income is defined as the straight-line rent for the base term of the lease less property level expense (if any) that is not recoverable from the tenant. The cost of the aggregate acquisitions was allocated as follows: $14 million to land, $4 million to buildings and improvements and $10 million to lease intangible costs. The acquisitions were cash purchases and there were no contingent considerations associated with these acquisitions. In one acquisition, the Company assumed debt of approximately $9.6 million.

Total revenues of $339,000 and income before discontinued operations of $45,000 are included in the consolidated income statement, for the six months ended June 30, 2012, for the aggregate 2012 acquisitions.

The following pro forma total revenue and income before discontinued operations for the 2012 acquisitions in aggregate, assumes the acquisitions had taken place on January 1, 2012 for the 2012 pro forma information, and on January 1, 2011 for the 2011 pro forma information (in thousands):

AGREE REALTY CORPORATION

Supplemental pro forma for the six months ended June 30, 2012 (1)
Total revenue	$18,814
Income before discontinued operations	$7,655

Supplemental pro forma for the six months ended June 30, 2011 (1)
Total revenue	$18,076
Income before discontinued operations	$7,446

(1)	This unaudited pro forma supplemental information does not purport to be indicative of what the Company operating results would have been had the acquisitions occurred on January 1, 2012 or January 1, 2011 and may not be indicative of future operating results.

The fair values of intangible assets acquired are amortized to depreciation and amortization on the consolidated statements of income over the remaining term of the respective leases. The weighted average amortization period for the lease intangible costs is 18.8 years.

14.	Common Stock Offering

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

15.	Subsequent Events

On July, 19, 2012, the Company acquired a portfolio of three convenience and fuel stores located in Pennsylvania, Delaware, and New Jersey. The cost of the portfolio was approximately $14,200,000 including the assumption of $8,580,000 of non-recourse mortgage debt. The assumed debt matures in June 2016 and carries a 6.56% interest rate. In addition, on July 25, 2012, the Company acquired an auto service store in South Carolina at the cost of approximately $2,400,000. For both of these acquisitions, the purchase price allocation has not been finalized.

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

Overview

Agree Realty Corporation is a fully-integrated, self-administered and self-managed REIT. In this report, the terms “Company,” “we,” “our” and “us” and similar terms refer to Agree Realty Corporation and/or its majority owned operating partnership, Agree Limited Partnership (“Operating Partnership”) and/or its majority owned and controlled subsidiaries, including its qualified taxable REIT subsidiaries (“TRS”), as the context may require. Our assets are held by and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 97.05% and 96.59% interest as of June 30, 2012 and December 31, 2011, respectively. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership. We are operating so as to qualify as a REIT for federal income tax purposes.

We are primarily engaged in the acquisition and development of single tenant properties net leased to industry leading retail tenants. We were incorporated in December 1993 to continue and expand the business founded in 1971 by our current Chief Executive Officer and Chairman, Richard Agree. We specialize in acquiring and developing single tenant net leased retail properties for industry leading retail tenants. As of June 30, 2012, approximately 96% of our annualized base rent was derived from national and regional tenants and approximately 50% of our annualized base rent was derived from our top three tenants: Walgreens Co. (“Walgreens”) – 33%; Kmart Corporation (“Kmart”) – 10% and CVS Caremark Corporation (“CVS”) – 7%.

AGREE REALTY CORPORATION

As of June 30, 2012, our portfolio consisted of 88 properties, located in 23 states containing an aggregate of approximately 3.4 million square feet of gross leasable area (“GLA”). As of June 30, 2012, our portfolio included 77 freestanding single tenant net leased properties and 11 community shopping centers that were 97% leased in aggregate with a weighted average lease term of approximately 12 years remaining. All of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses, including property taxes, insurance and maintenance. We believe this strategy provides a generally consistent source of income and cash for distributions.

During the period from July 1, 2012 to December 31, 2012, we have three leases that are scheduled to expire assuming that the tenants do not exercise renewal options or terminate their leases prior to the contractual expiration date. These leases represent 6,836 square feet of GLA and $49,548 of annualized base rent. During the first quarter of 2012, Kmart exercised options to extend the lease expiration date from September 2012 to September 2014 for two leases amounting to 142,700 square feet. In addition, during the second quarter of 2012, Best Buy extended their lease from January 2013 to January 31, 2016 in 52,000 square feet.

We expect to continue to grow our asset base through the development and acquisition of single tenant net leased retail properties that are leased on a long-term basis to industry leading retail tenants. Historically we have focused on development because we believed, based on the historical returns we have been able to achieve, it generally has provided us a higher return on investment than the acquisition of similarly located properties. However, beginning in 2010, we commenced a strategic acquisition program to acquire retail properties net leased to industry leading retail tenants. Since our initial public offering in 1994, we have developed 55 of our 88 properties, including 44 of our 77 freestanding single tenant properties and all 11 of our community shopping centers. As of June 30, 2012, the properties that we developed accounted for 70% of our annualized base rent. We expect to continue to expand our existing tenant relationships and diversify our tenant base to include other quality industry leading retail tenants through the development and acquisition of net leased properties.

In 2012, we announced a development project in Rancho Cordova, California for Walgreens and a development project in Osceola County, Florida for Wawa. Additionally, we have entered into two signed leases with Wawa on sites in central Florida, a development project in Venice, Florida for JPMorgan Chase and the expansion of Miner’s Super One Foods at our Ironwood Commons Center.

The following should be read in conjunction with the Interim Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

As of June 30, 2012, the impact of recent accounting pronouncements on our business is not considered to be material.

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

We have established TRS entities pursuant to the provisions of the REIT Modernization Act. Our TRS entities are able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain of our activities which occur within our TRS entities are subject to federal and state income taxes. As of June 30, 2012 and December 31, 2011, we had accrued a deferred income tax amount of $705,000. In addition, we have recognized income tax expense of $4,000 and $174,000 for the three months ended June 30, 2012 and 2011, respectively, and $8,000 and $276,000 for the six months ended June 30, 2012 and 2011, respectively, and $236,000 for the year ended December 31, 2011.

Results of Operations

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

Minimum rental revenue increased $1,204,000, or 17%, to $8,497,000 in 2012, compared to $7,293,000 in 2011. Rental revenue increased $1,016,000 due to the acquisition of 15 single tenant net leased properties subsequent to March 31, 2011. Rental revenue increased $188,000 as a result of rent changes net of a decrease of $87,000 due to the impact of the Borders, Inc. (“Borders”) bankruptcy.

Percentage rents were $7,600 in 2012 compared to $5,400 in 2011.

Operating cost reimbursements increased $30,000, or 4%, to $703,000 in 2012, compared to $673,000 in 2011. The increase is partially due to higher recoveries of real estate taxes.

We earned development fee income of $483,000 in 2011 related to a project in California. There were no development fee projects in the second quarter of 2012 and no additional development fee projects are currently anticipated.

Other income was $28,000 in 2012, compared to $61,000 in 2011.

Real estate taxes were $602,000 in 2012, compared to $590,000 in 2011.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) decreased $58,000, or 17%, to $286,000 in 2012, compared to $344,000 in 2011. The decrease was the result of a decrease in shopping center maintenance costs of $37,000, a decrease in utility costs of $8,000 including utilities for vacant spaces, and a decrease in snow removal costs of $28,000, offset by an increase in insurance costs of $15,000 in 2012.

AGREE REALTY CORPORATION

Land lease payments were $181,000 for both 2012 and 2011.

General and administrative expenses decreased by $92,000, or 6%, to $1,429,000 in 2012, compared to $1,521,000 in 2011. The decrease in general and administrative expenses was the result of decreased income tax expense in our TRS entities of $170,000 and decreased professional fees of $51,000 offset by increased employee costs of $111,000 and other costs of $18,000. General and administrative expenses as a percentage of total rental income (minimum and percentage rents) decreased from 18.33% for 2011 to 16.54% for 2012.

Depreciation and amortization increased $382,000, or 27%, to $1,795,000 in 2012, compared to $1,413,000 in 2011. The increase was the result of the acquisition of 17 properties in 2011 and 2012.

Interest expense increased $87,000, or 8%, to $1,146,000 in 2012, compared to $1,059,000, in 2011. The increase in interest expense was a result of the higher level of borrowings due to the acquisition of properties.

We recognized a gain of $1,159,000 on the disposition of properties in 2012. We sold two properties, one in May and another in June of 2012.

Income from discontinued operations was $133,000 in 2012 compared to $415,000 in 2011, as a result of the sale of two properties, one in May and another in June of 2012, the conveyance of four former Borders properties to the lender in March 2012, one of which was occupied, and the sale of the Ann Arbor office space which was not occupied. In addition, in December 2011, we sold one property, conveyed the former Borders corporate headquarters to the lender, and terminated the ground lease on a property and conveyed a portion of the property to the ground lessor.

Our net income increased $1,267,000, or 33%, to $5,090,000 in 2012 from $3,823,000 in 2011 as a result of the foregoing factors.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

Minimum rental income increased $1,781,000, or 12%, to $16,824,000 in 2012, compared to $15,043,000 in 2011. Rental income increased $1,904,000 due to the acquisition of 17 single tenant net leased properties subsequent to January 1, 2011. Rental revenue decreased $508,000 due to the impact of the Borders bankruptcy. In addition, rental income increased $385,000 as a result of other rent adjustments.

Percentage rents were $23,000 in 2012 compared to $21,000 in 2011.

Operating cost reimbursements decreased $26,000, or 2%, to $1,352,000 in 2012, compared to $1,378,000 in 2011. Operating cost reimbursements decreased due to the change in property operating expenses as explained below.

We earned development fee income of $895,000 in 2011 related to a project in California. There were no development fee projects in the first six months of 2012 and no additional development fee projects are currently anticipated.

Other income was $45,000 in 2012, compared to $84,000 in 2011.

Real estate taxes increased $26,000, or 2%, to $1,184,000 in 2012, compared to $1,158,000 in 2011. The change was the result of an increase of $50,000 related to properties leased to Borders which taxes were formerly paid directly by Borders, and other decreases of $24,000.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) decreased $50,000, or 7%, to $692,000 in 2012, compared to $742,000 in 2011. The decrease was the result of a decrease in shopping center maintenance costs of $24,000, and a decrease in snow removal costs of $65,000, offset by an increase in utility costs of $10,000, including utilities for vacant spaces, and an increase in insurance costs of $29,000 in 2012.

Land lease payments were $362,000 in 2012, compared to $359,000 in 2011.

 AGREE REALTY CORPORATION

General and administrative expenses decreased by $127,000, or 4%, to $2,836,000 in 2012, compared to $2,963,000 in 2011. The decrease in general and administrative expenses was the result of decreased income tax expense in our TRS entities of $268,000 and decreased professional fees of $117,000 offset by increased employee costs of $219,000 and other costs of $39,000. General and administrative expenses as a percentage of total rental income (minimum and percentage rents) decreased from 16.97% for 2011 to 16.44% for 2012.

Depreciation and amortization increased $562,000, or 20%, to $3,395,000 in 2012, compared to $2,833,000 in 2011. The increase was the result of the acquisition of 17 properties in 2011 and 2012.

Interest expense increased $214,000, or 10%, to $2,282,000 in 2012, compared to $2,068,000 in 2011. The increase in interest expense was a result of the higher level of borrowings due to the acquisition of properties.

We recognized a gain of $2,067,000 on the disposition of properties in 2012. We sold three properties and conveyed four former Borders properties to the lender pursuant to a consensual deed-in-lieu-of-foreclosure process that satisfied the loans, which had an aggregate principal amount outstanding of approximately $9.2 million as of December 31, 2011.

Income from discontinued operations was $271,000 in 2012 compared to $1,226,000 in 2011, as a result of the sale of two properties, one in May and another in June of 2012, the conveyance of four former Borders properties to the lender in March 2012, one of which was occupied, and the sale of the Ann Arbor office space which was not occupied. In addition, in January 2011, we sold two properties and in December 2011 we sold one property, conveyed the former Borders corporate headquarters to the lender, and terminated the ground lease on a property and conveyed a portion of the property to the ground lessor.

Our net income increased $1,308,000, or 15%, to $9,832,000 in 2012 from $8,524,000 in 2011 as a result of the foregoing factors.

Liquidity and Capital Resources

Our principal demands for liquidity are operations, distributions to our stockholders, debt repayment, development of new properties, redevelopment of existing properties and future property acquisitions. We intend to meet our short-term liquidity requirements, including capital expenditures related to the leasing and improvement of our properties, through cash flow provided by operations, our $85 million credit facility (the “Credit Facility”) and additional financings. We believe that adequate cash flow will be available to fund our operations and pay dividends in accordance with REIT requirements for at least the next 12 months. We may obtain additional funds for future developments or acquisitions through other borrowings or the issuance of additional shares of common stock. Although market conditions have limited the availability of new sources of financing and capital, which may have an impact on our ability to obtain financing for planned new development projects, we believe that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs.

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

We sold three non-core properties during 2012 for proceeds of approximately $6,900,000. The three properties included two former Borders locations located in Omaha, Nebraska and Ann Arbor, Michigan and one shopping center in Charlevoix, Michigan. We will continue to evaluate our portfolio to identify opportunities to further diversify our holdings and improve asset quality while executing on our operating strategy.

Our cash flows from operations decreased $2,546,000 to $8,761,000 for the six months ended June 30, 2012, compared to $11,307,000 for the six months ended June 30, 2011. Cash provided (used) by investing activities decreased $24,591,000 to ($22,329,000) in 2012, compared to $2,262,000 in 2011. Cash provided (used) in financing activities increased $25,494,000 to $12,183,000 in 2012, compared to ($13,311,000) in 2011.

We intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to total enterprise value of 45% or less. Nevertheless, we may operate with debt levels which are in excess of 45% of total enterprise value for extended periods of time. At June 30, 2012, our ratio of indebtedness to total enterprise value was approximately 29%.

 AGREE REALTY CORPORATION

Dividends

During the quarter ended June 30, 2012, we declared a quarterly dividend of $0.40 per share. We paid the dividend on July 10, 2012 to holders of record on June 29, 2012.

Debt

As of June 30, 2012, we had total mortgage indebtedness of $61,794,286. Of this total mortgage indebtedness, $38,911,508 is fixed rate, with a weighted average interest rate of 6.13%. The remaining mortgage debt of $22,882,778 bears interest at 170 basis points over LIBOR or 1.95% as of June 30, 2012 and has a maturity date of May 14, 2017, which can be extended at our option for two additional years. In January 2009, we entered into an interest rate swap agreement that fixes the interest rate through June 30, 2013 for the variable-interest mortgage at 3.744%. In April 2012, we entered into an interest rate swap agreement that fixes the interest rate for the variable-interest mortgage at 3.62% from July 1, 2013 to May 1, 2019.

In March 2012, we conveyed four former Borders properties located in Columbia, Maryland, Germantown, Maryland, Oklahoma City, Oklahoma and Omaha, Nebraska, which were subject to non-recourse mortgage loans in default, to the lender pursuant to a consensual deed-in-lieu-of-foreclosure process that satisfied the loans with principal balances amounting to approximately $9.2 million.

In June 2012, we entered into an amendment and restatement of the mortgage loan in the amount of $22,882,778 to provide for an extension of the maturity date to May 14, 2017, with an option to extend for two years to May 14, 2019, subject to certain conditions. Borrowings under the loan bear interest at LIBOR plus a spread of 170 basis points.

In addition, the Operating Partnership has in place an $85 million unsecured revolving Credit Facility, which is guaranteed by our Company. Subject to customary conditions, at our option, total commitments under the Credit Facility may be increased up to an aggregate of $135 million. We intend to use borrowings under the Credit Facility for general corporate purposes, including working capital, development and acquisition activities, capital expenditures, repayment of indebtedness or other corporate activities. The Credit Facility matures on October 26, 2014, and may be extended, at our election, for two one-year terms to October 2016, subject to certain conditions. Borrowings under the Credit Facility bear interest at LIBOR plus a spread of 175 to 260 basis points depending on our leverage ratio. As of June 30, 2012, we had $44,434,406 in principal amount outstanding under the Credit Facility bearing a weighted average interest rate of 2.26%, and $40,565,594 was available for borrowing (subject to customary conditions to borrowing).

The Credit Facility contains customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties and permitted investments. We were in compliance with the covenant terms at June 30, 2012.

Capitalization

As of June 30, 2012, our total enterprise value was approximately $367 million. Enterprise value consisted of $106.2 million of debt (including property related mortgages and the Credit Facility), and $260.8 million of shares of common stock and operating partnership units in the Operating Partnership (“OP units”) (based on the closing price on the NYSE of $22.13 per share on June 29, 2012). Our ratio of debt to total enterprise value was 29% at June 30, 2012.

At June 30, 2012, the non-controlling interest in the Operating Partnership represented a 2.95% ownership in the Operating Partnership. The OP units may, under certain circumstances, be exchanged for our shares of common stock on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option to settle exchanged OP units held by others for cash based on the current trading price of our shares. Assuming the exchange of all OP units, there would have been 11,436,044 shares of common stock outstanding at June 30, 2012, with a market value of approximately $260.8 million.

AGREE REALTY CORPORATION

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

Contractual Obligations

The following table outlines our contractual obligations, as of June 30, 2012 for the periods presented below (in thousands).

	Total	July 1, 2012 - June 30, 2013	July 1, 2013 - June 30, 2015	July 1, 2015 - June 30, 2017	Thereafter

Mortgages payable	$61,794	$3,346	$16,312	$27,168	$14,968

Notes payable	44,434	-	44,434	-	-

Land lease obligation	10,936	412	825	825	8,874

Estimated interest payments on mortgages and notes payable	17,773	4,190	6,545	3,765	3,273

Total	$134,937	$7,948	$68,116	$31,758	$27,115

Estimated interest payments for mortgages payable are based on stated rates. Estimated interest payments for Notes Payable are based on the interest rate in effect for the most recent quarter, which is assumed to be in effect through the respective maturity date.

We are constructing and plan to begin construction of additional pre-leased developments and may acquire additional properties, which will initially be financed by the Credit Facility. We will periodically refinance short-term construction and acquisition financing with long-term debt and/or equity to the extent available.

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

The following table provides a reconciliation of FFO and net income for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$5,089,990	$3,823,333	$9,831,826	$8,523,393
Depreciation of real estate assets	1,447,159	1,475,622	2,880,910	2,963,921
Amortization of leasing costs	26,301	26,986	51,701	52,287
Amortization of leasing intangibles	319,260	105,278	533,537	209,030
Gain on sale of assets	(1,159,307)	-	(2,067,467)	-
Funds from operations	$5,723,403	$5,431,219	$11,230,507	$11,748,631

Funds from Operations Per Share - Dilutive	$0.50	$0.54	$0.99	$1.17

Weighted average shares and OP units outstanding
Basic	11,530,918	9,976,493	11,301,082	9,972,691
Diluted	11,561,059	10,003,540	11,338,013	10,004,218
Additional supplemental disclosures
Straight-line rental income	$165,668	$36,801	$301,158	$71,917
Stock-based compensation expense	412,000	359,357	824,000	718,714
Deferred revenue recognition	115,845	172,388	231,690	344,774
Scheduled principal repayments	786,733	973,974	1,526,509	2,021,557

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

AGREE REALTY CORPORATION

	Year ended June 30,
	2013	2014	2015	2016	2017	Thereafter	Total
Fixed rate mortgage	$2,781	$12,137	$2,935	$3,137	$2,952	$14,969	$38,911
Average interest rate	6.55%	5.44%	6.67%	6.68%	6.68%	6.45%	-
Variable rate mortgage	$564	$601	$638	$677	$20,403	-	$22,883
Average interest rate	3.74%	3.62%	3.62%	3.62%	3.62%	-	-
Other variable rate debt	-	-	$44,434	-	-	-	$44,434
Average interest rate	-	-	2.26%	-	-	-	-

The fair value (in thousands) is estimated at $41,253, $21,861 and $44,434 for fixed rate mortgages, variable rate mortgage and other variable rate debt, respectively, as of June 30, 2012.

The table above incorporates those exposures that exist as of June 30, 2012; it does not consider those exposures or positions, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

We entered into an interest rate swap agreement in 2009 to hedge interest rates on $24.5 million in variable-rate borrowings outstanding. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on 1.5% plus one-month LIBOR and will pay to the counterparty a fixed rate of 3.744%. This swap effectively converted $24.5 million of variable-rate borrowings to fixed-rate borrowings to June 30, 2013. As of June 30, 2012, this interest rate swap was valued at a liability of $576,669. In addition, in April 2012, we entered into a forward starting interest rate swap agreement, for the same variable rate loan, to hedge interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on one-month LIBOR and will pay to the counterparty a fixed rate of 1.92%. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of June 30, 2012.

As of June 30, 2012, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an annual increase in interest expense of approximately $444,000.

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

AGREE REALTY CORPORATION

Item 1A.	Risk Factors

There have been no material changes from our risk factors set forth under Item 1A of Part 1 of our most recently filed Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine safety disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer and Chairman of the Board of Directors

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Alan D. Maximiuk, Vice President, Chief Financial Officer and Secretary

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer and Chairman of the Board of Directors

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Alan D. Maximiuk, Vice President, Chief Financial Officer and Secretary

*101	The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.
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

Date: August 3, 2012

