Form 10-Q
period 2012-09-30
AGREE REALTY CORP
filed 2012-11-02
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012, or

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

As of October 31, 2012, the Registrant had 11,436,044 shares of common stock, $0.0001 par value, outstanding.

AGREE REALTY CORPORATION

Index to Form 10-Q

		Page

PART I	Financial Information

Item 1:	Interim Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	1-2

	Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2012 and 2011	3

	Consolidated Statement of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2012	4

	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2012 and 2011	5

	Notes to Consolidated Financial Statements (Unaudited)	6-13

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-22

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	22-23

Item 4:	Controls and Procedures	23

PART II

Item 1:	Legal Proceedings	23

Item 1A:	Risk Factors	24

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3:	Defaults Upon Senior Securities	24

Item 4:	Mine Safety Disclosures	24

Item 5:	Other Information	24

Item 6:	Exhibits	24

SIGNATURES		25

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Real Estate Investments
Land	$124,703,711	$108,672,713
Buildings	220,083,063	229,821,183
Less accumulated depreciation	(57,404,370)	(68,589,778)
	287,382,404	269,904,118
Property under development	13,595,621	1,580,015

Net Real Estate Investments	300,978,025	271,484,133

Cash and Cash Equivalents	542,986	2,002,663

Restricted Cash	3,280,616	-

Accounts Receivable - Tenants, net of allowance of $35,000 for possible losses at September 30, 2012 and December 31, 2011	1,393,745	801,681

Unamortized Deferred Expenses

Financing costs, net of accumulated amortization of $6,107,125 and $5,707,043 at September 30, 2012 and December 31, 2011, respectively	1,553,735	1,804,249

Leasing costs, net of accumulated amortization of $1,283,987 and $1,205,985 at September 30, 2012 and December 31, 2011, respectively	674,207	737,968

Lease intangibles, net of accumulated amortization of $1,390,275 and $569,737 at September 30, 2012 and December 31, 2011, respectively	21,825,887	16,150,299

Other Assets	2,428,969	962,965

Total Assets	$332,678,170	$293,943,958

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011
LIABILITIES

Mortgages Payable	$69,572,236	$62,854,057

Notes Payable	54,840,000	56,443,898

Dividends and Distributions Payable	4,711,946	4,070,690

Deferred Revenue	2,046,628	2,394,163

Accrued Interest Payable	491,926	734,195

Accounts Payable and Accrued Expense
Capital expenditures	3,955	424,321
Operating	1,393,365	3,379,618

Interest Rate Swap	1,333,615	629,460

Deferred Income Taxes	705,000	705,000

Tenant Deposits	64,461	84,275

Total Liabilities	135,163,132	131,719,677

STOCKHOLDERS' EQUITY
Common stock, $.0001 par value, 15,850,000 and 13,350,000 shares authorized, 11,436,044 and 9,851,914 shares issued and outstanding, respectively	1,144	985
Excess stock, $.0001 par value, 4,000,000 and 6,500,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Series A junior participating preferred stock, $.0001 par value, 150,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in-capital	217,347,709	181,069,633
Deficit	(21,198,792)	(20,918,494)
Accumulated other comprehensive income (loss)	(1,290,014)	(606,568)

Total Stockholders' Equity - Agree Realty Corporation	194,860,047	159,545,556
Non-controlling interest	2,654,991	2,678,725

Total Stockholders' Equity	$197,515,038	$162,224,281

	$332,678,170	$293,943,958

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
REVENUES
Minimum rents	$8,722,275	$7,128,637	$24,697,681	$21,204,854
Percentage rents	-	564	22,725	21,972
Operating cost reimbursement	542,271	569,547	1,691,199	1,690,686
Development fee income	-	-	-	894,693
Other income	14,889	28,132	59,991	111,682

Total Revenues	9,279,435	7,726,880	26,471,596	23,923,887

Operating Expenses
Real estate taxes	395,033	478,464	1,363,513	1,429,658
Property operating expenses	253,879	305,094	810,584	909,685
Land lease payments	106,075	181,075	468,225	540,225
General and administrative	1,317,094	1,089,596	4,153,269	4,052,516
Depreciation and amortization	1,659,450	1,552,625	4,844,729	4,098,692
Impairment charge	-	600,000	-	600,000

Total Operating Expenses	3,731,531	4,206,854	11,640,320	11,630,776

Income from Operations	5,547,904	3,520,026	14,831,276	12,293,111

Other Income (Expense)
Interest expense, net	(1,344,245)	(970,046)	(3,625,943)	(2,884,960)
Gain on extinguishment of debt	-	2,360,231	-	2,360,231

Income Before Discontinued Operations	4,203,659	4,910,211	11,205,333	11,768,382
Gain (Loss) on sale of assets from discontinued operations	(320,718)	-	1,746,750	-
Income (Loss) from discontinued operations	142,091	(6,765,556)	904,776	(5,100,333)

Net Income (Loss)	4,025,032	(1,855,345)	13,856,859	6,668,049

Less Net Income (Loss) Attributable to Non-Controlling Interest	118,321	(61,823)	414,116	228,630

Net Income (Loss) Attributable to Agree Realty Corporation	$3,906,711	$(1,793,522)	$13,442,743	$6,439,419

Other comprehensive (income) loss, net of ($5,222), $739, ($20,709) and $1,160 attributable to non-controlling interest, respectively	(171,788)	20,932	(683,446)	32,851
Total Comprehensive Income (Loss) Attributable to Agree Realty Corporation	$3,734,923	$(1,772,590)	$12,759,297	$6,472,270

Basic Earnings (Loss) Per Share
Continuing operations	$0.37	$0.49	$0.99	$1.18
Discontinued operations	(0.02)	(0.68)	0.23	(0.51)
	$0.35	$(0.19)	$1.22	$0.67
Diluted Earnings (Loss) Per Share
Continuing operations	$0.37	$0.49	$0.98	$1.18
Discontinued operations	(0.02)	(0.68)	0.23	(0.51)
	$0.35	$(0.19)	$1.21	$0.67

Dividends Declared Per Share	$0.40	$0.40	$1.20	$1.20

Weighted Average Number of Common Shares: Outstanding - Basic	11,185,864	9,635,835	11,032,857	9,632,744

Weighted Average Number of Common Shares: Outstanding - Dilutive	11,238,930	9,666,791	11,082,730	9,669,349

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
				Non-		Other
	Common Stock		Additional	Controlling		Comprehensive
	Shares	Amount	Paid-In Capital	Interest	Deficit	Income (Loss)
Balance, December 31, 2011	9,851,914	$985	$181,069,633	$2,678,725	$(20,918,494)	$(606,568)

Issuance of common stock, net of issuance costs	1,495,000	150	35,042,076	-	-	-

Issuance of restricted stock under the Equity Incentive Plan	94,850	9	-	-	-	-

Forfeiture of restricted stock	(5,720)

Vesting of restricted stock	-	-	1,236,000	-	-	-

Dividends and distributions declared for the period January 1, 2012 to September 30, 2012	-	-	-	(417,141)	(13,723,041)	-

Other comprehensive income (loss) - change in fair value of interest rate swap	-	-	-	(20,709)	-	(683,446)

Net income for the period January 1, 2012 to September 30, 2012	-	-	-	414,116	13,442,743	-

Balance, September 30, 2012	11,436,044	$1,144	$217,347,709	$2,654,991	$(21,198,792)	$(1,290,014)

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Cash Flows from Operating Activities
Net income	$13,856,859	$6,668,049
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,323,297	4,538,498
Amortization	1,313,904	811,292
Stock-based compensation	1,236,000	1,041,762
Impairment charge	-	13,500,000
Gain on extinguishment of debt	-	(2,360,231)
Gain on sale of assets	(1,746,750)	-
(Increase) decrease in accounts receivable	(592,064)	(1,339,377)
(Increase) decrease in other assets	(1,463,254)	81,064
(Decrease) increase in accounts payable	(1,978,649)	205,451
Decrease in deferred revenue	(347,535)	(6,835,746)
Increase (decrease) in accrued interest	(242,269)	253,275
Increase (decrease) in tenant deposits	(19,814)	12,832

Net Cash Provided by Operating Activities	14,339,725	16,576,869

Cash Flows from Investing Activities
Acquisition of real estate investments	(44,849,100)	(20,525,240)
Payment of leasing costs	(14,241)	(150,597)
Net proceeds from sale of assets	15,330,481	6,522,821
Increase in restricted cash	(3,280,616)	-

Net Cash Used In Investing Activities	(32,813,476)	(14,153,016)

Cash Flows from Financing Activities
Proceeds from common stock offering	35,042,235	-
Line-of-credit borrowings	59,062,100	45,107,904
Line-of-credit repayments	(60,665,998)	(30,103,254)
Payments of mortgages payable	(2,328,560)	(3,459,816)
Dividends and limited partners' distributions paid	(13,506,531)	(13,318,319)
Repayments of payables for capital expenditures	(424,321)	(286,078)
Payments for financing costs	(164,851)	(70,784)

Net Cash Provided by (Used In) Financing Activities	17,014,074	(2,130,347)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,459,677)	293,506
Cash and Cash Equivalents, beginning of period	2,002,663	593,281
Cash and Cash Equivalents, end of period	$542,986	$886,787

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$3,412,222	$3,447,396

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued under Stock Incentive Plan	$2,175,831	$2,312,056
Dividends and limited partners' distributions declared and unpaid	$4,711,946	$4,068,677
Real estate investments financed with accounts payable	$35,045	$54,321
Forgiveness of mortgage debt	$9,173,789	$-
Real estate acquisitions financed with debt assumption	$18,220,528	$-

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Agree Realty Corporation (the “Company”) for the nine months ended September 30, 2012 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other interim period. The results of operations of properties that have either been disposed of or are classified as held for sale are reported as discontinued operations. As a result of these discontinued operations, certain of the 2011 balances have been reclassified to conform to the 2012 presentation. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.	Restricted Cash

Pursuant to an agreement with an unrelated third party, cash held in escrow is for the acquisition of real estate.

3.	Stock Based Compensation

The Company estimates the fair value of restricted stock and stock option grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of September 30, 2012, there was $4,473,000 of unrecognized compensation costs related to the outstanding shares of restricted stock, which is expected to be recognized over a weighted average period of 3.36 years. The Company used a 0% discount factor and forfeiture rate for determining the fair value of restricted stock. The forfeiture rate was based on historical results and trends.

The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted stock to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

	Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1, 2012	216,920	$21.74
Restricted stock granted	94,850	24.40
Restricted stock vested	(55,870)	21.87
Restricted stock forfeited	(5,720)	24.32

Unvested restricted stock at September 30, 2012	250,180	$22.66

AGREE REALTY CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

4.	Earnings Per Share

Earnings per share has been computed by dividing the net income attributable to Agree Realty Corporation by the weighted average number of common shares outstanding.

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Weighted average number of common shares outstanding	11,436,044	9,858,175	11,283,037	9,855,084
Unvested restricted stock	(250,180)	(222,340)	(250,180)	(222,340)

Weighted average number of common shares outstanding used in basic earnings per share	11,185,864	9,635,835	11,032,857	9,632,744

Weighted average number of common shares outstanding used in basic earnings per share	11,185,864	9,635,835	11,032,857	9,632,744
Effect of dilutive securities:
Restricted stock	53,066	30,956	49,873	36,605

Weighted average number of common shares outstanding used in diluted earnings per share	11,238,930	9,666,791	11,082,730	9,669,349

5.	Recent Accounting Pronouncements

As of September 30, 2012, the impact of recent accounting pronouncements is not considered to be material.

6.	Derivative Instruments and Hedging Activity

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

AGREE REALTY CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) (“OCI”) for the nine months ended September 30, 2012 to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense. For the nine months ended September 30, 2012, the Company has determined these derivative instruments to be effective hedges.

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of September 30, 2012.

7.	Fair Value Measurements

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

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

The table below sets forth the Company’s fair value hierarchy for liabilities measured or disclosed at fair value as of September 30, 2012.

Liability:	Level 1	Level 2	Level 3	Carrying Value

Interest rate swaps	$-	$1,333,615	$-	$1,333,615
Fixed rate mortgage	$-	$-	$46,762,702	$46,828,508
Variable rate mortgage	$-	$-	$21,778,101	$22,743,728
Variable rate debt	$-	$54,840,000	$-	$54,840,000

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

AGREE REALTY CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

8.	Total Comprehensive Income (Loss)

The following is a reconciliation of net income to comprehensive income attributable to Agree Realty Corporation for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income	$4,025,032	$(1,855,345)	$13,856,859	$6,668,049
Other comprehensive income (loss)	(177,010)	21,671	(704,155)	34,011
Total comprehensive income before non-controlling interest	3,848,022	(1,833,674)	13,152,704	6,702,060
Less: non-controlling interest	118,321	(61,823)	414,116	228,630
Total comprehensive income after non-controlling interest	3,729,701	(1,771,851)	12,738,588	6,473,430
Non-controlling interest of comprehensive income (loss)	5,222	(739)	20,709	(1,160)
Comprehensive income attributable to Agree Realty Corporation	$3,734,923	$(1,772,590)	$12,759,297	$6,472,270

9.	Notes Payable

Agree Limited Partnership (the “Operating Partnership”) has in place an $85,000,000 unsecured revolving credit facility (“Credit Facility”), which is guaranteed by the Company. Subject to customary conditions, at the Company’s option, total commitments under the Credit Facility may be increased up to an aggregate of $135,000,000. The Company intends to use borrowings under the Credit Facility for general corporate purposes, including working capital, development and acquisition activities, capital expenditures, repayment of indebtedness or other corporate activities. The Credit Facility matures on October 26, 2014, and may be extended, at the Company’s election, for two-one year terms to October 2016, subject to certain conditions. Borrowings under the Credit Facility bear interest at LIBOR plus a spread of 175 to 260 basis points depending on the Company’s leverage ratio. As of September 30, 2012, $54,840,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 2.18%, and $30,160,000 was available for borrowing (subject to customary conditions to borrowing).

The Credit Facility contains customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties, and permitted investments. The Company was in compliance with the covenant terms at September 30, 2012.

AGREE REALTY CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

10.	Mortgages Payable

Mortgages payable consisted of the following:

	September 30, 2012	December 31, 2011
Note payable in monthly installments of $44,550 plus interest at 170 and 150 basis points over LIBOR at September 30, 2012 and December 31, 2011, respectively, (1.91% and 1.78% at September 30, 2012 and December 31, 2011, respectively). A final balloon payment in the amount of $19,744,758 is due on May 14, 2017 unless extended for a two year period at the option of the Company, collateralized by related real estate and tenants’ leases	$22,743,728	$23,150,078

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	10,600,697	11,413,113

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	10,158,547	10,497,009

Note payable in monthly installments of $60,097 including interest at 5.08% per annum, with a final balloon payment in the amount of $9,167,573 due June 2014; collateralized by related real estate and tenants’ leases	9,566,821	-

Note payable in monthly installments of $128,205 including interest at 11.20% per annum; collateralized by related real estate and tenants’ leases. Consensual deed-in-lieu of foreclosure satisfied the loan in March 2012	-	9,173,789

Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with the final monthly payment due February 2017; collateralized by related real estate and tenants’ leases	4,565,211	5,216,465

Note payable in monthy interest-only installments of $48,467 at 6.56% annum, with a balloon payment in the amount of $8,580,000 due June 11, 2016; collateralized by related real estate and tenants’ leases	8,580,000	-

Note payable in monthly installments of $23,004 including interest at 6.24% per annum, with the final balloon payment of $2,766,628 due February 2020; collateralized by related real estate and tenant lease	3,357,233	3,403,603

Total	$69,572,236	$62,854,057

AGREE REALTY CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

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

The Crossed Loans had an aggregate principal outstanding of approximately $9.2 million as of December 31, 2011 and were secured by the former Borders stores in Oklahoma City, Oklahoma, Columbia, Maryland, Germantown, Maryland, and one of the former Borders stores in Omaha, Nebraska. As of December 31, 2011, the net book value of the four mortgaged properties was approximately $9.1 million, and annualized base rent for the four mortgaged properties, one of which was occupied, accounted for approximately $.5 million, or 1.4% of the Company’s annualized base rent as of December 31, 2011. The lender declared all four Crossed Loans in default and accelerated the Company’s obligations thereunder. As a result of the Borders liquidation program, the Company did not have sufficient cash flow from the properties to continue to pay the debt service on the Crossed Loans and elected not to pay the debt service.

On March 6, 2012, the Company conveyed the four mortgaged properties, which were subject to the Crossed Loans, to the lender pursuant to a consensual deed-in-lieu-of-foreclosure process that satisfied the loans, which had an aggregate principal outstanding of approximately $9.2 million as of December 2011.

In May 2012, the Company assumed a loan in the amount of $9,640,000 in conjunction with the acquisition of a property. The loan matures June 2014 and carries a 5.08% interest rate.

In June 2012, the Company entered into an amendment and restatement of the mortgage loan in the amount of $22,882,778 to provide for an extension of the maturity date to May 14, 2017, with an option to extend for two years to May 14, 2019, subject to certain conditions. Borrowings under the loan bear interest at LIBOR plus a spread of 170 basis points and require monthly principal repayments.

In July 2012, the Company assumed a loan in the amount of $8,580,000 in conjunction with the acquisition of a property. The loan matures June 2016 and carries a 6.56% interest rate.

Future scheduled annual maturities of mortgages payable for years ending September 30 are as follows: 2013 - $3,422,581; 2014 - $12,735,342; 2015 - $3,632,216; 2016 - $12,456,396; 2017 - $22,924,073 and $14,401,628 thereafter. The weighted average interest rate at September 30, 2012 was 5.41%.

11.	Dividends and Distributions Payable

On September 11, 2012, the Company declared a dividend of $.40 per common share for the quarter ended September 30, 2012. The holders of limited partnership interest in the Operating Partnership (“OP Units”) were entitled to an equal distribution per OP Unit held as of September 30, 2012. The dividend and distributions payable are recorded as liabilities in the Company’s consolidated balance sheet as of September 30, 2012. The dividend has been reflected as a reduction of stockholders’ equity and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. The amounts were paid October 9, 2012.

12.	Deferred Revenue

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

The remaining deferred revenue of approximately $2.0 million will be recognized as minimum rents over approximately 4.4 years.

AGREE REALTY CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

13.	Discontinued Operations

During 2012, the Company has sold six non-core properties, a vacant office property for approximately $650,000; two vacant single tenant properties for $4,460,000; a Kmart anchored shopping center in Charlevoix, Michigan for $3,500,000, and two Kmart anchored shopping centers, one in Plymouth, Wisconsin and one in Shawano, Wisconsin for $7,475,000. In addition, the Company conveyed the four mortgaged properties, which were subject to the Crossed Loans, to the lender pursuant to a consensual deed-in-lieu-of-foreclosure process that satisfied the loans, which had an aggregate principal amount outstanding of approximately $9.2 million as of December 31, 2011. See Note 9 for more information on the Crossed Loans.

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

The results of operations for these properties are presented as discontinued operations in the Company’s Consolidated Statements of Income. The revenues for the properties were $304,043 and $1,857,163 for the three and nine months ended September 30, 2012, respectively, and $7,420,501 and $11,166,619 for the three and nine months ended September 30, 2011, respectively. The expenses for the properties were $161,952 and $952,387 for the three and nine months ended September 30, 2012, respectively, and $14,186,057 and $16,266,952 for the three and nine months ended September 30, 2011, respectively.

The Company elected to not allocate consolidated interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations. Interest expense that was directly attributable to the discontinued operations was $0 for both the three and nine months ended September 30, 2012, and $387,615 and $983,878 for the three and nine months ended September 30, 2011, respectively, and is included in the above expense amounts.

The results of income (loss) from discontinued operations allocable to non-controlling interest was ($5,251) and $79,242 for the three and nine months ended September 30, 2012, respectively, and ($225,439) and ($174,877) for the three and nine months ended September 30, 2011, respectively.

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

AGREE REALTY CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

During 2012, the Company has purchased 14 retail assets for approximately $50 million with a weighted average capitalization rate of 8.43% to obtain 100% control of the assets. The weighted average capitalization rate for these single tenant net leased properties was calculated by dividing the property net operating income by the purchase price. Property net operating income is defined as the straight-line rent for the base term of the lease less property level expense (if any) that is not recoverable from the tenant. The cost of the aggregate acquisitions was allocated as follows: $22 million to land, $21 million to buildings and improvements and $7 million to lease intangible costs. The acquisitions were cash purchases and there were no contingent considerations associated with these acquisitions. In one acquisition, the Company assumed debt of approximately $9.6 million and in another acquisition the Company assumed debt of approximately $8.6 million.

Total revenues of $1,140,000 and income before discontinued operations of $236,000 are included in the consolidated income statement, for the nine months ended September 30, 2012, for the aggregate 2012 acquisitions.

The following pro forma total revenue and income before discontinued operations for the 2012 acquisitions in aggregate, assumes the acquisitions had taken place on January 1, 2012 for the 2012 pro forma information, and on January 1, 2011 for the 2011 pro forma information (in thousands):

Supplemental pro forma for the nine months ended September 30, 2012 (1)

Total revenue	$27,985
Income before discontinued operations	$11,612

Supplemental pro forma for the nine months ended September 30, 2011 (1)

Total revenue	$25,985
Income before discontinued operations	$12,283

(1)	This unaudited pro forma supplemental information does not purport to be indicative of what the Company operating results would have been had the acquisitions occurred on January 1, 2012 or January 1, 2011 and may not be indicative of future operating results.

The fair values of intangible assets acquired are amortized to depreciation and amortization on the consolidated statements of income over the remaining term of the respective leases. The weighted average amortization period for the lease intangible costs is 19.1 years.

15.	Common Stock

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

On September 21, 2012, the Company filed articles supplementary to its charter reclassifying and designating 2,500,000 authorized but unissued shares of excess stock, par value $0.0001 per share, of the Company (“Excess Stock”), as shares of common stock, par value $0.0001 per share, of the Company with the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distribution, qualifications and terms and conditions of redemption as set forth in the Company’s charter.

The Company has the authority to issue 20,000,000 shares of capital stock, par value $0.0001 per share, of which 15,850,000 shares are classified as shares of common stock, 4,000,000 shares are classified as shares of Excess Stock and 150,000 shares are classified as shares of the Company’s Series A Junior Participating Preferred Stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and described our future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project,” or similar expressions. Forward-looking statements in this report include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated expenditures of capital, and other matters. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations, include but are not limited to: the global and national economic conditions and changes in general economic, financial and real estate market conditions; changes in our business strategy; risks that our acquisition and development projects will fail to perform as expected; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; our ability to re-lease space as leases expire; loss or bankruptcy of one or more of our major retail tenants; a failure of our properties to generate additional income to offset increases in operating expenses; our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes and the limitations imposed on our business by our status as a REIT; and other factors discussed in Item 1A. “Risk Factors” and elsewhere in this report and in subsequent filings with the Securities and Exchange Commission (“SEC”) including our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We caution you that any such statements are based on currently available operational, financial and competitive information, and that you should not place undue reliance on these forward-looking statements, which reflect our management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward–looking statements to reflect events or circumstances as they occur.

Overview

Agree Realty Corporation is a fully-integrated, self-administered and self-managed REIT. In this report, the terms “Company,” “we,” “our” and “us” and similar terms refer to Agree Realty Corporation and/or its majority owned operating partnership, Agree Limited Partnership (“Operating Partnership”) and/or its majority owned and controlled subsidiaries, including its qualified taxable REIT subsidiaries (“TRS”), as the context may require. Our assets are held by and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 97.05% and 96.59% interest as of September 30, 2012 and December 31, 2011, respectively. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership. We are operating so as to qualify as a REIT for federal income tax purposes.

We are primarily engaged in the acquisition and development of single tenant properties net leased to industry leading retail tenants. We were incorporated in December 1993 to continue and expand the business founded in 1971 by our current Chief Executive Officer and Chairman, Richard Agree. We specialize in acquiring and developing single tenant net leased retail properties for industry leading retail tenants. As of September 30, 2012, approximately 96% of our annualized base rent was derived from national and regional tenants and approximately 47% of our annualized base rent was derived from our top three tenants: Walgreens Co. (“Walgreens”) – 32%; Kmart Corporation (“Kmart”) – 8% and CVS Caremark Corporation (“CVS”) – 7%.

As of September 30, 2012, our portfolio consisted of 96 properties, located in 25 states containing an aggregate of approximately 3.1 million square feet of gross leasable area (“GLA”). As of September 30, 2012, our portfolio included 87 freestanding single tenant net leased properties and nine community shopping centers that were 98% leased in aggregate with a weighted average lease term of approximately 12 years remaining. All of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses, including property taxes, insurance and maintenance. We believe this strategy provides a generally consistent source of income and cash for distributions.

During the period from October 1, 2012 to December 31, 2012, we have one lease that is scheduled to expire assuming that the tenant does not exercise its renewal option or terminate its lease prior to the contractual expiration date. This lease represents 1,836 square feet of GLA and $15,147 of annualized base rent. During the first quarter of 2012, Kmart exercised options to extend the lease expiration date from September 2012 to September 2014 for two leases amounting to 142,700 square feet. In addition, during the second quarter of 2012, Best Buy extended their lease from January 2013 to January 2016 in 52,000 square feet.

We expect to continue to grow our asset base through the development and acquisition of single tenant net leased retail properties that are leased on a long-term basis to industry leading retail tenants. Historically we have focused on development because we believed, based on the historical returns we have been able to achieve, it generally has provided us a higher return on investment than the acquisition of similarly located properties. However, beginning in 2010, we commenced a strategic acquisition program to acquire retail properties net leased to industry leading retail tenants. Since our initial public offering in 1994, we have developed 55 of our 96 properties, including 46 of our 87 freestanding single tenant properties and all nine of our community shopping centers. As of September 30, 2012, the properties that we developed accounted for 65% of our annualized base rent. We expect to continue to expand our existing tenant relationships and diversify our tenant base to include other quality industry leading retail tenants through the development and acquisition of net leased properties.

In 2012, we announced a development project in Rancho Cordova, California for Walgreens, and three development projects for Wawa, one in Osceola County, Florida, one in Pinellas County, Florida, and another in Casselberry, Florida. Additionally, we have entered into a development project in Venice, Florida for JPMorgan Chase. We completed the development project for McDonald’s in Southfield, Michigan during the second quarter of 2012 and the expansion of Miner’s Super One Foods at our Ironwood Commons Center was completed during the third quarter of 2012. Miner’s expects to open in the fourth quarter of 2012.

The following should be read in conjunction with the Interim Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

As of September 30, 2012, the impact of recent accounting pronouncements on our business is not considered to be material.

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

We have established TRS entities pursuant to the provisions of the REIT Modernization Act. Our TRS entities are able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain of our activities which occur within our TRS entities are subject to federal and state income taxes. As of September 30, 2012 and December 31, 2011, we had accrued a deferred income tax amount of $705,000. In addition, we have recognized income tax expense (benefit) of $0 and ($24,000) for the three months ended September 30, 2012 and 2011, respectively, and $8,000 and $252,000 for the nine months ended September 30, 2012 and 2011, respectively, and $236,000 for the year ended December 31, 2011.

Results of Operations

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

Minimum rental revenue increased $1,593,000, or 22%, to $8,722,000 in 2012, compared to $7,129,000 in 2011. Rental revenue increased $1,483,000 due to the acquisition of 22 single tenant net leased properties subsequent to June 30, 2011. In addition, rental income increased $110,000 as a result of other rent adjustments.

Operating cost reimbursements decreased $27,000, or 5%, to $542,000 in 2012, compared to $569,000 in 2011.

Other income was $15,000 in 2012, compared to $28,000 in 2011.

Real estate taxes decreased $83,000, or 17%, to $395,000 in 2012, compared to $478,000 in 2011. The change was related to single tenant properties.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) decreased $51,000, or 17%, to $254,000 in 2012, compared to $305,000 in 2011. The change was the result of a decrease in shopping center maintenance costs of $67,000, offset by an increase in insurance costs of $12,000, and other costs of $4,000 in 2012.

Land lease payments decreased $75,000, or 41%, to $106,000 in 2012, compared to $181,000 in 2011 due to acquisition of property previously leased.

General and administrative expenses increased by $227,000, or 21%, to $1,317,000 in 2012, compared to $1,090,000 in 2011. The increase in general and administrative expenses was the result of increased employee costs of $87,000, increased professional fees of $64,000, increased travel and convention costs of $14,000, increased insurance of $13,000, and other increased costs of $73,000 offset by decreased income tax expense in our TRS entities of $24,000. General and administrative expenses as a percentage of total rental income (minimum and percentage rents) increased from 12.73% for 2011 to 14.78% for 2012.

Depreciation and amortization increased $107,000, or 7%, to $1,659,000 in 2012, compared to $1,552,000 in 2011. The increase was the result of the acquisition of 22 properties in 2011 and 2012.

In 2011, we incurred an impairment charge $600,000 as a result of writing down the carrying value of our real estate assets for properties formerly leased to Borders

In 2011, we recognized a gain on extinguishment of debt in the amount of $2,360,000.

We recognized a loss of ($321,000) on the sale of assets in 2012. There was no gain or loss on sales in 2011.

Interest expense increased $374,000, or 39%, to $1,344,000 in 2012, compared to $970,000, in 2011. The increase in interest expense was a result of the higher level of borrowings due to the acquisition of properties.

We recognized a loss of $321,000 on the disposition of properties in 2012. We sold three properties, two in August and another one in September of 2012.

Income (loss) from discontinued operations was $142,000 in 2012 compared to ($6,766,000) in 2011, as a result of the sale of six properties, one in May, one in June, two in August, and another in September of 2012, the conveyance of four former Borders properties to the lender in March 2012, one of which was occupied, and the sale of the Ann Arbor office space which was not occupied. In addition, in December 2011, we sold one property, conveyed the former Borders corporate headquarters to the lender, and terminated the ground lease on a property and conveyed a portion of the property to the ground lessor.

Our net income increased $5,880,000 or 317%, to $4,025,000 in 2012 from ($1,855,000) in 2011 as a result of the foregoing factors.

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

Minimum rental income increased $3,493,000, or 16%, to $24,698,000 in 2012, compared to $21,205,000 in 2011. Rental income increased $3,405,000 due to the acquisition of 24 single tenant net leased properties subsequent to January 1, 2011. In addition, rental income increased $88,000 as a result of other rent adjustments.

Percentage rents were $23,000 in 2012 compared to $22,000 in 2011.

Operating cost reimbursements were $1,691,000 in 2012 and 2011.

We earned development fee income of $895,000 in 2011 related to a project in California. There were no development fee projects in the first nine months of 2012 and no additional development fee projects are currently anticipated.

Other income was $60,000 in 2012, compared to $112,000 in 2011.

Real estate taxes decreased $66,000, or 5%, to $1,364,000 in 2012, compared to $1,430,000 in 2011. The change was related to single tenant properties.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) decreased $99,000, or 11%, to $811,000 in 2012, compared to $910,000 in 2011. The change was the result of a decrease in shopping center maintenance costs of $92,000, and a decrease in snow removal costs of $65,000, offset by an increase in utility costs of $22,000, including utilities for vacant spaces, and an increase in insurance costs of $36,000 in 2012.

Land lease payments decreased $72,000, or 13%, to 468,000 in 2012, compared to $540,000 in 2011 due to acquisition of property previously leased.

General and administrative expenses increased by $100,000, or 2%, to $4,153,000 in 2012, compared to $4,053,000 in 2011. The increase in general and administrative expenses was the result of increased employee costs of $306,000, increased travel and convention costs of $61,000, and other increased costs of $31,000 offset by decreased income tax expense in our TRS entities of $244,000 and decreased professional fees of $54,000. General and administrative expenses as a percentage of total rental income (minimum and percentage rents) increased from 12.78% for 2011 to 15.88% for 2012.

Depreciation and amortization increased $746,000, or 18%, to $4,845,000 in 2012, compared to $4,099,000 in 2011. The increase was the result of the acquisition of 24 properties in 2011 and 2012.

In 2011, we incurred an impairment charge of $600,000 as a result of writing down the carrying value of our real estate assets for properties formerly leased to Borders

In 2011, we recognized a gain on extinguishment of debt in the amount of $2,360,000.

We recognized a gain of $1,747,000 on the sale of assets in 2012. There was no gain or loss on sales in 2011.

Interest expense increased $741,000, or 26%, to $3,626,000 in 2012, compared to $2,885,000 in 2011. The increase in interest expense was a result of the higher level of borrowings due to the acquisition of properties.

We recognized a gain of $1,747,000 on the disposition of properties in 2012. We sold six properties and conveyed four former Borders properties to the lender pursuant to a consensual deed-in-lieu-of-foreclosure process that satisfied the loans, which had an aggregate principal amount outstanding of approximately $9.2 million as of December 31, 2011.

Income (loss) from discontinued operations was $905,000 in 2012 compared to ($5,100,000) in 2011, as a result of the sale of six properties, one in May, one in June, two in August, and another in September of 2012, the conveyance of four former Borders properties to the lender in March 2012, one of which was occupied, and the sale of the Ann Arbor office space which was not occupied. In addition, in January 2011, we sold two properties and in December 2011 we sold one property, conveyed the former Borders corporate headquarters to the lender, and terminated the ground lease on a property and conveyed a portion of the property to the ground lessor.

Our net income increased $7,189,000, or 108%, to $13,857,000 in 2012 from $6,668,000 in 2011 as a result of the foregoing factors.

Liquidity and Capital Resources

Our principal demands for liquidity are operations, distributions to our stockholders, debt repayment, development of new properties, redevelopment of existing properties and future property acquisitions. We intend to meet our short-term liquidity requirements, including capital expenditures related to the leasing and improvement of our properties, through cash flow provided by operations, our $85 million credit facility (the “Credit Facility”) and additional financings. We believe that adequate cash flow will be available to fund our operations and pay dividends in accordance with REIT requirements for at least the next 12 months. We may obtain additional funds for future developments or acquisitions through other borrowings or the issuance of additional shares of common stock. Although market conditions have limited the availability of new sources of financing and capital, which may have an impact on our ability to obtain financing, we believe that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs. The Company anticipates securing term loan or ten year financing during the fourth quarter 2012 in order to take advantage of the low interest rate environment and to increase its liquidity position.

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

We sold six non-core properties during 2012 for net proceeds of approximately $15,330,000. The six properties included three former Borders locations located in Omaha, Nebraska; Ann Arbor, Michigan and Columbus, Ohio and three shopping centers located in Charlevoix, Michigan, Plymouth, Wisconsin, and Shawano, Wisconsin. We will continue to evaluate our portfolio to identify opportunities to further diversify our holdings and improve asset quality while executing on our operating strategy.

Our cash flows from operations decreased $2,237,000 to $14,340,000 for the nine months ended September 30, 2012, compared to $16,577,000 for the nine months ended September 30, 2011. Cash used in investing activities increased by $18,660,000 to ($32,813,000) in 2012, compared to ($14,153,000) in 2011. Cash provided by (used in) financing activities increased $19,144,000 to $17,014,000 in 2012, compared to ($2,130,000) in 2011.

On September 21, 2012, we filed articles supplementary to our charter reclassifying and designating 2,500,000 authorized but unissued shares of excess stock, par value $0.0001 per share, of the Company (“Excess Stock”), as shares of common stock, par value $0.0001 per share, of the Company with the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distribution, qualifications and terms and conditions of redemption as set forth our charter.

We have the authority to issue 20,000,000 shares of capital stock, par value $0.0001 per share, of which 15,850,000 shares are classified as shares of common stock, 4,000,000 shares are classified as shares of Excess Stock and 150,000 shares are classified as shares of our Series A Junior Participating Preferred Stock.

In September 2012, we filed a new shelf registration statement on Form S-3 (No. 333-184095) with the SEC, which was declared effective on October 15, 2012. The new shelf registration statement may permit us, from time to time, to offer and sell up to $250 million of equity securities, including common stock, preferred stock, depositary shares and warrants, in one or more public offerings. However, there can be no assurance that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include investor perception of our prospects and the general condition of the financial markets, among others.

We intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to total enterprise value of 45% or less. Nevertheless, we may operate with debt levels which are in excess of 45% of total enterprise value for extended periods of time. At September 30, 2012, our ratio of indebtedness to total enterprise value was approximately 29%.

Dividends

During the quarter ended September 30, 2012, we declared a quarterly dividend of $0.40 per share. We paid the dividend on October 9, 2012 to holders of record on September 28, 2012.

Debt

As of September 30, 2012, we had total mortgage indebtedness of $69,572,236. Of this total mortgage indebtedness, $46,828,508 is fixed rate, with a weighted average interest rate of 6.21%. The remaining mortgage debt of $22,743,728 bears interest at 170 basis points over LIBOR or 1.91% as of September 30, 2012 and has a maturity date of May 14, 2017, which can be extended at our option for two additional years, subject to certain terms and conditions. In January 2009, we entered into an interest rate swap agreement that fixes the interest rate through June 30, 2013 for the variable-interest mortgage at 3.744%. In April 2012, we entered into an interest rate swap agreement that fixes the interest rate for the variable-interest mortgage at 3.62% from July 1, 2013 to May 1, 2019.

In March 2012, we conveyed four former Borders properties located in Columbia, Maryland, Germantown, Maryland, Oklahoma City, Oklahoma and Omaha, Nebraska, which were subject to non-recourse mortgage loans in default, to the lender pursuant to a consensual deed-in-lieu-of-foreclosure process that satisfied the loans with principal balances amounting to approximately $9.2 million.

In June 2012, we entered into an amendment and restatement of a mortgage loan in the amount of $22,882,778 to provide for an extension of the maturity date to May 14, 2017, with an option to extend for two years to May 14, 2019, subject to certain conditions. Borrowings under the loan bear interest at LIBOR plus a spread of 170 basis points.

In addition, the Operating Partnership has in place an $85 million unsecured revolving Credit Facility, which is guaranteed by our Company. Subject to customary conditions, at our option, total commitments under the Credit Facility may be increased up to an aggregate of $135 million. We intend to use borrowings under the Credit Facility for general corporate purposes, including working capital, development and acquisition activities, capital expenditures, repayment of indebtedness or other corporate activities. The Credit Facility matures on October 26, 2014, and may be extended, at our election, for two one-year terms to October 2016, subject to certain conditions. Borrowings under the Credit Facility bear interest at LIBOR plus a spread of 175 to 260 basis points depending on our leverage ratio. As of September 30, 2012, we had $54,840,000 in principal amount outstanding under the Credit Facility bearing a weighted average interest rate of 2.18%, and $30,160,000 was available for borrowing (subject to customary conditions to borrowing).

The Credit Facility contains customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties and permitted investments. We were in compliance with the covenant terms at September 30, 2012.

Capitalization

As of September 30, 2012, our total enterprise value was approximately $425 million. Enterprise value consisted of $124 million of debt (including property related mortgages and the Credit Facility), and $300.3 million of shares of common stock and operating partnership units in the Operating Partnership (“OP units”) (based on the closing price on the New York Stock Exchange of $25.49 per share on September 28, 2012). Our ratio of debt to total enterprise value was 29% at September 30, 2012.

At September 30, 2012, the non-controlling interest in the Operating Partnership represented a 2.95% ownership in the Operating Partnership. The OP units may, under certain circumstances, be exchanged for our shares of common stock on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option to settle exchanged OP units held by others for cash based on the current trading price of our shares. Assuming the exchange of all OP units, there would have been 11,783,663 shares of common stock outstanding at September 30, 2012, with a market value of approximately $300.3 million.

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

Contractual Obligations

The following table outlines our contractual obligations, as of September 30, 2012 for the periods presented below (in thousands).

	Total	October 1, 2012 - September 30, 2013	October 1, 2013 - September 30, 2015	October 1, 2015 - September 30, 2017	Thereafter

Mortgages payable	$69,572	$3,423	$16,367	$35,380	$14,402

Notes payable	54,840	-	54,840	-	-

Land lease obligation	10,833	412	825	825	8,771

Estimated interest payments on mortgages and notes payable	23,817	4,925	7,710	3,906	7,276

Total	$159,062	$8,760	$79,742	$40,111	$30,449

Estimated interest payments for mortgages payable are based on stated rates. Estimated interest payments for Notes Payable are based on the interest rate in effect for the most recent quarter, which is assumed to be in effect through the respective maturity date.

We are constructing and plan to begin construction of additional pre-leased developments and may acquire additional properties, which will initially be financed by the Credit Facility. Additional funding required to complete current ongoing projects is estimated to be $4,467,000. We will periodically refinance short-term construction and acquisition financing with long-term debt and/or equity to the extent available.

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

Adjusted Funds from Operations (“AFFO”) is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. AFFO further adjusts FFO for certain non-cash items that reduce or increase net income in accordance with GAAP. AFFO should not be considered an alternative to net earnings, as an indication of our performance or to cash flow as a measure of liquidity or ability to make distributions. Management considers AFFO a useful supplemental measure of our performance. Our computation of AFFO may differ from the methodology for calculating AFFO used by other equity REITs, and therefore may not be comparable to such other REITs.

For 2011, we calculated FFO, as adjusted, and AFFO, as adjusted, which exclude from FFO and AFFO, respectively, certain non-recurring gain items that we do not believe are reasonably likely to occur within two years.

The following tables provide a reconciliation of FFO and AFFO to net income (loss) for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
Reconciliation of Funds from Operations to Net Income	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income (loss)	$4,025,032	$(1,855,345)	$13,856,859	$6,668,049
Depreciation of real estate assets	1,393,091	1,537,947	4,274,001	4,501,868
Amortization of leasing costs	26,301	188,431	78,002	240,718
Amortization of leasing intangibles	287,000	169,860	820,537	378,890
Impairment charge	-	13,500,000	-	13,500,000
Gain (loss) on sale of assets	320,718	-	(1,746,750)	-
Funds from Operations	$6,052,142	$13,540,893	$17,282,649	$25,289,525
Gain from extinguishment of debt		(2,360,000)		(2,360,000)
Deferred revenue recognition		(5,700,000)		(5,700,000)
Funds from Operations, as adjusted	$6,052,142	$5,480,893	$17,282,649	$17,229,525

Funds from Operations Per Share - Dilutive	$0.52	$1.35	$1.51	$2.52

Funds from Operations Per Share, as adjusted - Dilutive	$0.52	$0.55	$1.51	$1.72

Weighted average shares and OP units outstanding
Basic	11,533,483	9,983,454	11,380,476	9,980,363
Diluted	11,586,549	10,014,410	11,430,349	10,016,968

	Three Months Ended		Nine Months Ended
Reconciliation of Adjusted Funds from Operations to Net Income	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income (loss)	$4,025,032	$(1,855,345)	$13,856,859	$6,668,049
Cumulative adjustments to calculate FFO	2,027,110	15,396,238	3,425,790	18,621,476
Funds from Operations	$6,052,142	$13,540,893	$17,282,649	$25,289,525
Straight-line accrued rent	(197,235)	(77,416)	(498,393)	(149,333)
Deferred revenue recognition	(115,845)	(5,955,570)	(347,535)	(6,300,344)
Stock based compensation expense	412,000	323,048	1,236,000	1,041,762
Amortization of financing costs	78,954	32,939	199,413	92,449
Capitalized building improvements	(2,900)	-	(2,900)	-
Adjusted Funds from Operations	$6,227,116	$7,863,894	$17,869,234	$19,974,059
Gain on extinguishment of debt	-	(2,360,231)	-	(2,360,231)
Adjusted Funds from Operations, as adjusted	$6,227,116	$5,503,663	$17,869,234	$17,613,828

Additional supplemental disclosure
Scheduled principal repayments	802,051	783,741	2,328,560	2,805,298

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	Year ended September 30,
	2013	2014	2015	2016	2017	Thereafter	Total
Fixed rate mortgage	$2,847	$12,125	$2,985	$11,769	$2,700	$14,402	$46,828
Average interest rate	6.54%	5.44%	6.67%	6.59%	6.69%	6.44%	-
Variable rate mortgage	$576	$610	$648	$687	$20,223	-	$22,744
Average interest rate	3.74%	3.62%	3.62%	3.62%	3.62%	-	-
Other variable rate debt	-	-	$54,840	-	-	-	$54,840
Average interest rate	-	-	2.18%	-	-	-	-

The fair value (in thousands) is estimated at $46,763, $21,778 and $54,840 for fixed rate mortgages, variable rate mortgage and other variable rate debt, respectively, as of September 30, 2012.

The table above incorporates those exposures that exist as of September 30, 2012; it does not consider those exposures or positions, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

We entered into an interest rate swap agreement in 2009 to hedge interest rates on $24.5 million in variable-rate borrowings outstanding. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on 1.5% plus one-month LIBOR and will pay to the counterparty a fixed rate of 3.744%. This swap effectively converted $24.5 million of variable-rate borrowings to fixed-rate borrowings to June 30, 2013. As of September 30, 2012, this interest rate swap was valued at a liability of $373,046. In addition, in April 2012, we entered into a forward starting interest rate swap agreement, for the same variable rate loan, to hedge interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on one-month LIBOR and will pay to the counterparty a fixed rate of 1.92%. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of September 30, 2012.

As of September 30, 2012, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an annual increase in interest expense of approximately $548,000.

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

Item 1A.	Risk Factors

There have been no material changes from our risk factors set forth under Item 1A of Part 1 of our most recently filed Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine safety disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

*3.1	Articles of Incorporation of the Company (including all amendments and articles, supplementary thereto)

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer and Chairman of the Board of Directors

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Alan D. Maximiuk, Vice President, Chief Financial Officer and Secretary

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Agree, Chief Executive Officer and Chairman of the Board of Directors

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Alan D. Maximiuk, Vice President, Chief Financial Officer and Secretary

*101	The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

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

Agree Realty Corporation

/s/ RICHARD AGREE
Richard Agree
Chief Executive Officer
and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ ALAN D. MAXIMIUK
Alan D. Maximiuk
Vice President, Chief Financial Officer and
Secretary
(Principal Financial and Accounting Officer)

Date:	November 2, 2012

