Form 10-K
period 2012-12-31
AGREE REALTY CORP
filed 2013-03-11
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was approximately $252,079,654 as of June 29, 2012, based on the closing price of $22.13 on the New York Stock Exchange on that date.

At February 28, 2013, there were 13,243,094 shares of common stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholder meeting to be held in 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K as noted herein.

AGREE REALTY CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and described our future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project,” or similar expressions. Forward-looking statements in this report include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated expenditures of capital, and other matters. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations, include but are not limited to: the global and national economic conditions and changes in general economic, financial and real estate market conditions; changes in our business strategy; risks that our acquisition and development projects will fail to perform as expected; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; our ability to re-lease space as leases expire; loss or bankruptcy of one or more of our major tenants; a failure of our properties to generate additional income to offset increases in operating expenses; our ability to maintain our qualification as real estate investment trust (“REIT”) for federal income tax purposes and the limitations imposed on our business by our status as a REIT; legislative or regulatory changes, including changes to laws governing REITs; and other factors discussed in Item 1A. “Risk Factors” and elsewhere in this report and in subsequent filings with the Securities and Exchange Commission (“SEC”). We caution you that any such statements are based on currently available operational, financial and competitive information, and that you should not place undue reliance on these forward-looking statements, which reflect our management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward–looking statements to reflect events or circumstances as they occur.

PART I

Item 1:	Business

General

Agree Realty Corporation, a Maryland corporation, is a fully-integrated, self-administered and self-managed REIT. The terms “Registrant”, “Company”, “we”, “our” or “us” refer to Agree Realty Corporation and/or its majority owned operating partnership, Agree Limited Partnership (“Operating Partnership”), and/or its majority owned and controlled subsidiaries, including its taxable REIT subsidiaries (“TRSs”), as the context may require. Our assets are held by and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 97.05% interest as of December 31, 2012. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership.

We are focused primarily on the ownership, development, acquisition and management of single tenant retail properties net leased to national tenants. We were incorporated in December 1993 to continue and expand the business founded in 1971 by our current Executive Chairman of the Board, Richard Agree. We specialize in acquiring and developing single tenant net leased retail properties for industry leading retail tenants. As of December 31, 2012, approximately 97% of our annualized base rent was derived from national tenants and regional tenants. As of December 31, 2012, approximately 44% of our annualized base rent was derived from our top three tenants: Walgreens Co. (“Walgreens”) – 30%; Kmart Corporation (“Kmart”) - 7% and CVS Caremark Corporation (“CVS”) – 7%.

At December 31, 2012, our portfolio consisted of 109 properties, located in 27 states containing an aggregate of approximately 3.2 million square feet of gross leasable area (“GLA”). As of December 31, 2012, our portfolio included 100 freestanding single tenant net leased properties and nine community shopping centers that were 98% leased with a weighted average lease term of approximately 12.1 years remaining. Substantially all of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses including property taxes, insurance and maintenance. We believe this strategy provides a generally consistent source of income and cash for distributions. See Item 2. “Properties” for a summary of our developments and acquisitions in 2012, as well as other information regarding our tenants, leases and properties as of December 31, 2012.

We expect to continue to grow our asset base primarily through the development and acquisition of single tenant net leased retail properties that are leased on a long-term basis to industry leading retail tenants. Historically we have focused on development because we believe, based on our historical returns we have been able to achieve, it generally provided us a higher return on investment than the acquisition of similarly located properties. However, beginning in 2010, we commenced a strategic acquisition program to acquire retail properties net leased to industry leading retail tenants. Since our initial public offering in 1994, we have developed 56 of our 109 properties, including 47 of our 100 freestanding single tenant properties and all nine of our community shopping centers. As of December 31, 2012, the properties that we developed accounted for approximately 60% of our annualized base rent. We expect to continue to expand our tenant relationships and diversify our tenant base to include other quality industry leading retail tenants through the development and acquisition of net leased properties.

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

Upon the execution of the lease, we acquire the land and pursue all necessary approvals to commence development. We direct all aspects of the development process, including land acquisition, due diligence, design, construction, lease negotiation and asset management.

Acquisitions. We strategically acquire single tenant net leased retail properties when we have determined that a potential acquisition target meets our return on investment criteria and such acquisition will diversify our rental income either by tenant, geographically or retail sector concentration. Since the commencement of our acquisition program in April 2010, we have acquired 44 single tenant net leased retail properties in 22 states in 15 retail sectors.

Financing Strategy

As of December 31, 2012, our total mortgage debt was approximately $117.4 million with a weighted average maturity of 5.7 years. Including our mortgages that have been swapped to a fixed interest rate, our weighted average interest rate on mortgage debt is 4.4%.

In addition to our mortgage debt, in October 2011, we replaced our $55 million and $5 million credit facilities with an $85 million unsecured revolving credit facility (the “Credit Facility”). Subject to customary conditions, the total commitments under the Credit Facility may be increased up to an aggregate of $135 million. In December 2012, we entered into an amendment to the Credit Facility which extended the maturity to October 26, 2015, and may be extended, at our election, for two one-year terms to October 2017, subject to certain conditions. Borrowings under the Credit Facility, as amended, are priced at LIBOR plus 150 to 215 basis points, depending on our leverage ratio. As of December 31, 2012, we had $43.5 million outstanding under the Credit Facility with a weighted average interest rate of 2.39%, and $41.5 million was available for borrowings, subject to customary conditions to borrowing.

We intend to maintain a ratio of total indebtedness (including construction and acquisition financing) to total enterprise value of 65% or less. At December 31, 2012, our ratio of indebtedness to total enterprise value assuming the conversion of limited partnership interests in the Operating Partnership (“OP units”), was approximately 33.8%.

We evaluate our borrowing policies on an on-going basis in light of current economic conditions, relative costs of debt and equity capital, market value of properties, growth and acquisition opportunities and other factors. There is no contractual limit or any limit in our organizational documents on our ratio of total indebtedness to total enterprise value, and accordingly, we may modify our borrowing policy and may increase or decrease our ratio of debt to total enterprise value without stockholder approval.

Asset Management

We maintain a proactive leasing and capital improvement program that, combined with the quality and locations of our properties, has made our properties attractive to tenants. We intend to continue to hold our properties for long-term investment and, accordingly, place a strong emphasis on the quality of construction and an on-going program of regular maintenance. Our properties are designed and built to require minimal capital improvements other than renovations or expansions paid for by tenants. At our nine community shopping center properties, we sub contract on site functions such as maintenance, landscaping, snow removal and sweeping. The cost of these functions is generally reimbursed by our tenants. Personnel from our corporate headquarters conduct regular inspections of each property and maintain regular contact with major tenants.

We have a management information system designed to provide management with the operating data necessary to make informed business decisions on a timely basis. This system provides us rapid access to lease data, tenants’ sales history, cash flow budgets and forecasts. Such a system enables us to maximize cash flow from operations and closely monitor corporate expenses.

Major Tenants

As of December 31, 2012, approximately 39% of our GLA was leased to Walgreens, Kmart, and CVS and approximately 44% of our total annualized base rent was attributable to these tenants. At December 31, 2012, Walgreens occupied approximately 14% of our GLA and accounted for approximately 30% of our annualized base rent. At December 31, 2012, Kmart occupied approximately 23% of our GLA and accounted for approximately 7% of our annualized base rent. At December 31, 2012, CVS occupied approximately 2% of our GLA and accounted for approximately 7% of our annualized base rent. No other tenant accounted for more than 6% of annualized base rent in 2012. The loss of any of these anchor tenants or a significant number of their stores, or the inability of any of them to pay rent, would have a material adverse effect on our business.

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

As of December 31, 2011, we had no rental income attributable to Borders. At that date we had five vacant former Borders locations in Ann Arbor, Michigan (office); Columbus, Ohio; Lawrence, Kansas; Monroeville, Pennsylvania; and Omaha, Nebraska.

In March 2012, we sold the Ann Arbor, Michigan (office) property for $.6 million, in May 2012 we sold the Omaha, Nebraska property for approximately $2.7 million, and in September 2012 we sold the Columbus, Ohio property for $1.7 million. We entered into a lease with the City of Lawrence for the Lawrence, Kansas location and rent commenced in the fourth quarter of 2012. In addition, we announced the execution of a lease with HomeGoods for the Monroeville, Pennsylvania property and anticipate rent commencement in the third quarter of 2013.

Tax Status

We believe that we have operated, and we intend to continue to operate, in a manner to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). In order to maintain our qualification as a REIT, we must, among other things, distribute at least 90% of our REIT taxable income and meet certain asset and income tests. Additionally, our charter limits ownership of our Company, directly or constructively, by any single person to 9.8% of the value of our outstanding common stock and preferred stock, subject to certain exceptions. As a REIT, we are not subject to federal income tax with respect to that portion of our income that meets certain criteria and is distributed annually to the stockholders.

We established TRS entities pursuant to the provisions of the Internal Revenue Code. Our TRS entities are able to engage in activities resulting in income that would be nonqualifying income for a REIT. As a result, certain activities of our Company which occur within our TRS entities are subject to federal and state income taxes.

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

During 2012, we conducted Phase I environmental studies for the 25 properties that we acquired and the six properties that we developed. In addition to the Phase I environmental study, we conducted additional investigation, including a Phase II environmental assessment, on one of the properties that we acquired and two of the properties that we developed. This additional investigation indicated no further action was required.

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

Employees

As of December 31, 2012, we employed 14 persons. Employee responsibilities include accounting, land acquisition, construction, management, leasing, acquisition sourcing and underwriting, property coordination and administrative functions for the properties. Our employees are not covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory.

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

As of December 31, 2012, we derived approximately 44% of our annualized base rent from three major tenants:

•	Approximately 30% of our annualized base rent was from Walgreens;
•	Approximately 7% of our annualized base rent was from Kmart; and
•	Approximately 7% of our annualized base rent was from CVS.

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

In the event that certain tenants cease to occupy a property, although under most circumstances such a tenant would remain liable for its lease payments, such an action may result in certain other tenants at our community shopping centers having the right to terminate their leases at the affected property, which could adversely affect the future income from that property.  As of December 31, 2012, each of our community shopping centers had tenants with those provisions in their leases.

Our portfolio has limited geographic diversification, which makes us more susceptible to adverse events in these areas.

Our properties are located primarily in the mid-western United States and in particular, the State of Michigan (with 47 properties).  An economic downturn or other adverse events or conditions such as terrorist attacks or natural disasters in these areas, or any other area where we may have significant concentration now or in the future, could result in a material reduction of our cash flows or material losses to our company.

Risks associated with our development and acquisition activities.

We intend to continue the development of new properties and to consider possible acquisitions of existing properties.  We anticipate that our new developments will be financed under the Credit Facility or other forms of construction financing that will result in a risk that permanent financing on newly developed projects might not be available or would be available only on disadvantageous terms. In addition, new project development is subject to a number of risks, including risks of construction delays or cost overruns that may increase anticipated project costs, and new project commencement risks such as receipt of zoning, occupancy and other required governmental permits and authorizations and the incurrence of development costs in connection with projects that are not pursued to completion.  If permanent debt or equity financing is not available on acceptable terms to finance new development or acquisitions undertaken without permanent financing, further development activities or acquisitions might be curtailed or cash available for distribution might be adversely affected.  Acquisitions entail risks that investments will fail to perform in accordance with expectations, as well as general investment risks associated with any new real estate investment.

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

At December 31, 2012, our ratio of indebtedness to total enterprise value (assuming conversion of OP units) was approximately 33.8%.  The use of leverage presents an additional element of risk in the event that (1) the cash flow from lease payments on our properties is insufficient to meet debt obligations, (2) we are unable to refinance our debt obligations as necessary or on as favorable terms or (3) there is an increase in interest rates.  If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the property could be foreclosed upon with a consequent loss of income and asset value to us.  Under the “cross-default” provisions contained in mortgages encumbering some of our properties, our default under a mortgage with a lender would result in our default under mortgages held by the same lender on other properties resulting in multiple foreclosures.

We intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to total enterprise value of 65% or less.  Nevertheless, we may operate with debt levels which are in excess of 65% of total enterprise value for extended periods of time.  Our organization documents contain no limitation on the amount or percentage of indebtedness which we may incur.  Therefore, our board of directors, without a vote of the stockholders, could alter the general policy on borrowings at any time.  If our debt capitalization policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our operating cash flow and our ability to make expected distributions to stockholders, and could result in an increased risk of default on our obligations.

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

Our hedging strategies may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on your investment.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. These instruments involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such agreements are not legally enforceable. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests. In addition, the nature and timing of hedging transactions may influence the effectiveness of our hedging strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. Moreover, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses that may reduce the overall return on your investment.

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

Federal Income Tax Risks

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes we must continually satisfy numerous income, asset and other tests, thus having to forego investments we might otherwise make and hindering our investment performance.

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We will be subject to increased taxation if we fail to qualify as a REIT for federal income tax purposes.  Although we believe that we are organized and operate in such a manner so as to qualify as a REIT under the Internal Revenue Code, no assurance can be given that we will remain so qualified.  Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations.  The complexity of these provisions and applicable Treasury Regulations is also increased in the context of a REIT that holds its assets in partnership form.  The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT.  A REIT generally is not taxed at the corporate level on income it distributes to its stockholders, as long as it distributes annually at least 100% of its taxable income to its stockholders.  We have not requested and do not plan to request a ruling from the Internal Revenue Service that we qualify as a REIT.

If we fail to qualify as a REIT, we will face tax consequences that will substantially reduce the funds available for payment of cash dividends:

•	We would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates.
•	We could be subject to the federal alternative minimum tax and possibly increased state and local taxes.
•	Unless we are entitled to relief under statutory provisions, we could not elect to be treated as a REIT for four taxable years following the year in which we failed to qualify.

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

Our ownership of and relationship with our TRSs will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will typically pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Our TRSs will pay federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us. There can be no assurance that we will be able to comply with the 25% limitation discussed above or to avoid application of the 100% excise tax discussed above.

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

Even if we qualify as a REIT for federal income tax purposes, we will be required to pay certain federal, state and local taxes on our income and property. For example, we will be subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including capital gains). Additionally, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we will undertake sales of assets if those assets become inconsistent with our long-term strategic or return objectives, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the Internal Revenue Service would not contend otherwise. The need to avoid prohibited transactions could cause us to forego or defer sales of properties that might otherwise be in our best interest to sell.

In addition, any net taxable income earned directly by our TRSs, or through entities that are disregarded for federal income tax purposes as entities separate from our TRSs, will be subject to federal and possibly state corporate income tax. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations.

The maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our stock.

Our ownership limit contained in our charter may be ineffective to preserve our REIT status.

In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year (the “5/50 Rule”). Individuals for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. In order to preserve our REIT qualification, our charter generally prohibits (i) any member of the Agree-Rosenberg Group from directly or indirectly owning more than 24% of the value of our outstanding stock and (ii) any other person from directly or indirectly owning more than 9.8% of the value of our outstanding common stock and preferred stock, subject to certain exceptions. Because of the way our ownership limit is written, including because the limit on persons other than a member of the Agree-Rosenberg Group is not less than 9.8%, our charter limitation may be ineffective to ensure that we do not violate the 5/50 Rule.

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

Our properties consist of 100 freestanding single tenant net leased retail properties and nine community shopping centers that, as of December 31, 2012, were 98% leased, with a weighted average lease term of 12.1 years. Approximately 87% of our annualized base rent was attributable to national retailers. Among these retailers are Walgreens, Kmart and CVS, which, at December 31, 2012, collectively represented approximately 44% of our annualized base rent. A majority of our properties were built for or are leased to national tenants who require a high quality location with strong retail characteristics. We developed 47 of our 100 freestanding single tenant net leased retail properties and all nine of our community shopping centers. Properties we have developed (including our community shopping centers) account for approximately 60% of our annualized base rent as of December 31, 2012. Our 100 freestanding single tenant net leased retail properties are comprised of 100 retail locations. See Notes 5 and 6 to the Consolidated Financial Statements included herein for information regarding mortgage debt and other debt related to our properties.

A substantial portion of our income consists of rent received under net leases. A majority of our leases provide for the payment of fixed base rentals monthly in advance and for the payment by tenants of a pro rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping center as well as payment to us of a percentage of the tenant’s sales. We received percentage rents of $27,616, $34,404 and $34,518 for the fiscal years 2012, 2011 and 2010, respectively. Leases with Walgreens and Kmart do contain percentage rent provisions; however, no percentage rent was received from these tenants during these periods. Some of our leases require us to make roof and structural repairs, as needed.

Development and Acquisition Summary

During 2012, we completed the following developments and redevelopments:

Tenant(s)	Sector	Location	Cost (1)	Cost Per Square Foot
McDonald's	Quick Service Restaurant	Southfield, Michigan	$1.2 million	(2)
Miner's Super One Foods	Grocery	Ironwood, Michigan	$1.2 million	$188
Chase	Banks	Venice, Florida	$1.3 million	(2)

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

(2)     Represents land cost. Tenant built the improvements under the terms of the ground lease.

During 2012 and 2011, we completed the following acquisitions:

Tenant(s)	Sector	Location	Cost
2012
National Tire & Battery	Auto Service	Madison, Alabama	$2.3	million
Chase	Financial Institutions	Macomb, Michigan	2.3	million
Advance Auto Parts	Auto Parts	Walker, Michigan	1.4	million
Lowe's Home Improvement	Home Improvement	Portland, Oregon	14.1	million
Jared, The Galleria of Jewelry (1)	Specialty Retail	Baton Rouge, Louisiana	1.8	million
Dollar General Market	Grocery	Cochran, Georgia	3.1	million
Walgreens	Pharmacy	Ann Arbor, Michigan	2.9	million
Wawa Portfolio	Gas & Convenience Store	Newark, Delaware	14.2	million
		Clifton Heights, Pennsylvania
		Vineland, New Jersey
Goodyear	Auto Service	Fort Mill, South Carolina	2.4	million
Family Dollar	Dollar Stores	Spartanburg, South Carolina	1.2	million
AutoZone	Auto Parts	Springfield, Illinois	0.9	million
USAA/US Cellular	Financial	Jacksonville, North Carolina	3.1	million
Mattress Firm	Specialty Retail	Morrow, Georgia	1.9	million
Harris Teeter	Grocery	Charlotte, North Carolina	2.9	million
Dollar General Market	Grocery	Lyons, Georgia	2.2	million
Big Lots	Big Box Discount	Fuquay-Varina, North Carolina	3.1	million
AutoZone	Auto Parts	Minneapolis, Minnesota	1.8	million
LA Fitness	Health & Fitness	Lake Zurich, Illinois	9.8	million
Advance Auto Parts	Auto Parts	Lebanon, Virginia	1.0	million
Applebee's Portfolio	Casual Dining	Harlingen, Texas	9.1	million
		Wichita Falls, Texas
		Pensacola, Florida (two properties)

2011
AT&T	Specialty Retail	Wilmington, North Carolina	$3.3	million
Advance Auto Parts	Auto Parts	Marietta, Georgia	1.3	million
National Tire & Battery	Auto Service	Dallas, Texas	2.8	million
CVS Caremark	Pharmacy	Roseville, California	8.4	million
Aldi	Grocery	New Lenox, Illinois	1.9	million
Big O Tires	Auto Service	Chandler, Arizona	2.6	million
Kohl's (1)	Apparel	Salt Lake City, Utah	8.1	million
Walgreens	Pharmacy	Fort Walton Beach, Florida	2.7	million
Wawa	Gas & Convenience Store	Baltimore, Maryland	3.5	million
CVS Caremark	Pharmacy	Leawood, Kansas	4.2	million

(1)	Property subject to a long-term ground lease where a third party owns the underlying land and has leased the property to us.

The weighted average capitalization rate for the 2012 acquisitions was 8.6%. The weighted average capitalization rate for these single tenant net leased properties was calculated by dividing the property net operating income by the purchase price. Property net operating income is defined as the straight-line rent for the base term of the lease less any property level expense (if any) that is not recoverable from the tenant.

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

During 2012 and 2011, we completed the following dispositions:

Tenant(s)	Sector	Location	Sales Price
2012
Former Borders	Office	Ann Arbor, Michigan	$0.6	million
Former Borders	Book Store	Omaha, Nebraska	2.7	million
Former Borders	Book Store	Columbus, Ohio	1.7	million
Charlevoix Commons	Shopping Center	Charlevoix, Michigan	3.4	million
Plymouth Commons	Shopping Center	Plymouth, Wisconsin	3.7	million
Shawano Plaza	Shopping Center	Shawano, Wisconsin	3.8	million

2011
Borders	Book Store	Tulsa, Oklahoma	$6.7	million
Former Borders	Book Store	Norman, Oklahoma	1.6	million
Borders	Headquarters	Ann Arbor, Michigan
Former Borders	Book Store	Ann Arbor, Michigan

Major Tenants

The following table sets forth certain information with respect to our major tenants:

Tenant	Number of Leases	Annualized Base Rent as of December 31, 2012	Percent of Total Annualized Base Rent as of December 31, 2012
Walgreens	31	$11,494,744	30%
Kmart	9	2,748,691	7
CVS Caremark	6	2,463,490	7

Total	46	$16,706,925	44%

Walgreens is a leader of the U.S. chain drugstore industry and trades on the New York Stock Exchange (“NYSE”) under the symbol “WAG”. Walgreens operated 8,385 locations in 50 states, the District of Columbia, Puerto Rico and Guam. For its fiscal year ended August 31, 2012, Walgreens had total assets of approximately $33.5 billion, annual net sales of $71.6 billion, annual net income of $2.1 billion, and stockholders’ equity of $18.2 billion.

Kmart is a wholly-owned subsidiary of Sears, which trades on the Nasdaq stock market under the symbol “SHLD”. Kmart is a mass merchandising company that offers customers quality products through a portfolio of brands and labels. As of February 2, 2013, Kmart operated approximately 1,221 stores across 49 states, Guam, Puerto Rico and the U.S. Virgin Islands. Sears is a broadline retailer with approximately 2,019 full-line and 54 specialty retail stores in the United States. As of February 2, 2013, Sears had total assets of $19.3 billion, total liabilities of $16.1 billion and stockholders’ equity of $3.2 billion. All of our Kmart properties are in the traditional Kmart format and these Kmart properties average 85,000 square feet per property.

CVS is a leading pharmacy provider in the United States and trades on the NYSE under the symbol “CVS”. As of December 31, 2012, CVS operated over 7,458 retail stores in 42 states, the District of Columbia and Puerto Rico. For its fiscal year ended December 31, 2012, CVS had net revenues of $123.1 billion, its annual net income was $3.9 billion and it had shareholders’ equity of $37.7 billion.

The financial information set forth above with respect to Walgreens, Kmart and CVS was derived from the annual reports on Form 10-K filed by Walgreens and CVS with the SEC with respect to their 2012 fiscal year, and the quarterly report on Form 10-Q filed by Sears Holdings Corporation with the SEC with respect to the third quarter of 2012. Additional information regarding Walgreens, Kmart or CVS may be found in their respective public filings. These filings can be accessed at www.sec.gov. We are unable to confirm, and make no representations with respect to, the accuracy of these reports and therefore you should not place undue reliance on such information as it pertains to our operations.

Location of Properties in the Portfolio

The following table presents information about our properties as of December 31, 2012.

State	Number of Properties	Total GLA (Sq. Feet)	Percent of GLA Leased on December 31, 2012
Alabama	1	6,000	100%
Arizona	1	6,228	100%
California	1	15,791	100%
Connecticut	1	10,125	100%
Delaware	1	5,599	100%
Florida	12	425,055	100%
Georgia	5	72,873	100%
Illinois	7	108,365	100%
Indiana	2	15,844	100%
Kansas	4	72,049	100%
Kentucky	1	116,212	100%
Louisiana	1	6,057	100%
Maryland	1	4,800	100%
Michigan	47	1,620,326	99%
Minnesota	1	5,400	100%
Nebraska	1	6,500	100%
New Jersey	2	15,721	100%
New York	2	27,626	100%
North Carolina	5	230,630	100%
Ohio	1	13,225	100%
Oregon	1	133,850	100%
Pennsylvania	3	41,698	31%
South Carolina	2	15,880	100%
Texas	3	18,599	100%
Utah	1	88,926	100%
Virginia	1	7,000	100%
Wisconsin	1	168,311	97%

Total	109	3,258,690	98.35%

Lease Expirations

The following table shows lease expirations for our community shopping centers and wholly-owned freestanding single tenant net leased retail properties, assuming that none of the tenants exercise renewal options.

		December 31, 2012
	Number of	Gross Leasable Area		Annualized Base Rent
Expiration Year	Leases Expiring	Square Footage	Percent of Total	Amount	Percent of Total	Average Per Square Foot

2013	14	295,622	9.2%	$1,044,724	2.7%	3.53
2014	18	288,569	9.0%	1,429,933	3.8%	4.96
2015	20	506,682	15.8%	2,536,788	6.7%	5.01
2016	15	108,341	3.4%	1,011,132	2.6%	9.33
2017	11	88,369	2.7%	1,580,510	4.1%	17.89
2018	11	136,841	4.3%	1,704,739	4.5%	12.46
2019	7	85,170	2.6%	1,820,559	4.8%	21.38
2020	5	114,101	3.6%	1,101,778	2.9%	9.66
2021	11	204,568	6.4%	3,670,185	9.6%	17.94
2022	5	156,212	4.9%	1,166,390	3.1%	7.47
Thereafter	67	1,220,391	38.1%	21,061,042	55.2%	17.26

Total	184	3,204,866	100.0%	$38,127,780	100.0%	$11.90

We have made preliminary contact with the 14 tenants whose leases expire in 2013. Of those tenants, two tenants have extended their lease term, five tenants’ leases will terminate, and seven tenants have leases expiring in 2013. We expect those seven tenants to extend their leases or enter into lease extensions at rates similar to the expiring leases.

During the year ended December 31, 2012, we leased or re-leased 368,000 square feet of space, for a total annualized base rent of approximately $2.2 million. During that period, total tenant improvements for such leases were $1,230,000 and total leasing commissions were $56,000. Annualized base rent under such leases were $5.92 per square foot, or 28.8% lower than under leases expiring in 2013.

Annualized Base Rent of our Properties

The following table sets forth annualized base rent as of December 31, 2012 for each type of retail tenant:

Type of Tenant	Annualized Base Rent as of December 31, 2012	Percent of Total Annualized Base Rent as of December 31, 2012
National (1)	$33,408,661	88%
Regional (2)	3,508,638	9%
Local	1,210,481	3%

Total	$38,127,780	100%

(1)	Includes the following national tenants: Walgreens, Kmart, Wal-Mart, CVS, Lowe’s, Dick’s Sporting Goods, PNC Bank, Kohl’s, Fashion Bug, Rite Aid, JC Penney, Applebee’s, GNC Group, AT&T, Advance Auto, Radio Shack, Super Value, McDonalds, AutoZone, Dollar General, Payless Shoes, Family Dollar, H&R Block, Sally Beauty, Goodyear, Jo Ann Fabrics, LA Fitness, Staples, JP Morgan Chase, Best Buy, Dollar Tree, TGI Friday’s and Pier 1 Imports.
(2)	Includes the following regional tenants: Wawa, Meijer, Dunham’s Sports, Christopher Banks, Harris Teeter, and Beall’s Department Stores.

Freestanding Properties

At December 31, 2012, our 100 operating freestanding properties were leased to Walgreens (30), Rite Aid (7), CVS (6), Kmart (2), JP Morgan Chase (5), Los Tres Amigos (1), Dick’s Sporting Goods (1), Lake Lansing RA Associates, LLC (1), Meijer (1), Wal-Mart (Sam’s Club) (1), Kohl’s (2), PNC Bank (1), Lowe’s (2), Off Broadway Shoes (1), Wawa (4), Simply Amish (1), Advance Auto (3), Aldi (1), Natural Grocers (1), AT&T (1), TBC Tire stores (3), Applebee’s (4), AutoZone (3), Big Lots (1), Famous Dave’s (1), Dollar General (2), Family Dollar (1), Goodyear (1), Harris Teeter (1), Sterling Jewelers (1), USAA/US Cellular (1), McDonalds (1), Mattress Firm (1), TGI Fridays (1), LA Fitness (1), and other/vacant (5). Our freestanding properties provided $30,423,786, or approximately 79.8%, of our annualized base rent as of December 31, 2012, at an average base rent per square foot of $16.10. These properties contain, in the aggregate, 1,885,421 square feet of GLA or approximately 58% of our total GLA as of December 31, 2012. Our freestanding properties tend to have high traffic counts, are generally located in densely populated areas and are leased to a single-tenant on a long term basis. Of our 100 operating freestanding properties, 48 were developed by us. Our freestanding properties had a weighted average remaining lease term of 14.1 years as of December 31, 2012.

Our freestanding properties range in size from 3,215 to 170,393 square feet of GLA and are located in the following states: Alabama (1), Arizona (1), California (1), Connecticut (1), Delaware (1), Florida (11), Georgia (5), Illinois (6), Indiana (2), Kansas (4), Louisiana (1), Maryland (1), Michigan (42), Minnesota (1), Nebraska (1), New Jersey (2), New York (2), North Carolina (5), Ohio (1), Oregon (1), Pennsylvania (3), South Carolina (2), Texas (3), Utah (1), and Virginia (1).

The following table sets forth more information about our freestanding properties as of December 31, 2012.

Tenant	City	State	Year Completed/ Expanded	Total GLA	Lease Expiration (2) (Option Expiration)
Advance Auto Parts	Lebanon	VA	2012	7,000	12/31/2017
Advance Auto Parts (8)	Marietta	GA	2011	6,271	4/30/2026
Advance Auto Parts (8)	Walker	MI	2012	8,000	12/15/2026
Aldi (8)	New Lenox	IL	2011	15,000	11/30/2031
Applebee's	Harlingen	TX	2012	5,020	12/31/2032
Applebee's	Pensacola Bayou	FL	2012	4,685	12/31/2032
Applebee's	Pensacola 9 Mile	FL	2012	5,404	12/31/2032
Applebee's	Wichita Falls	TX	2012	5,505	12/31/2032
AT&T (8)	Wilmington	NC	2010	4,000	11/30/2025
AutoZone	Minneapolis	MN	2012	5,400	8/31/2023
AutoZone	Springfield	IL	2012	10,000	12/31/2018
AutoZone	Ypsilanti	MI	2001	6,500	8/31/2021
Big Lots	Fuquay-Varina	NC	2012	30,237	1/31/2023
Chase Bank	Macomb Twp	MI	2009	4,270	11/30/2027
Chase Bank (8)	Macomb Twp	MI	2012	4,200	1/31/2029
Chase Bank (8)	Spring Grove	IL	2010	4,300	4/20/2038
Chase Bank (7)(8)	Southfield Chase	MI	2009	4,270	10/31/2029
Chase Bank	Venice	FL	2012	4,350	11/30/2032
Famous Dave's	Omaha	NE	1995	6,500	10/31/2017
Citizens Bank	Flint	MI	2003	4,426	7/14/2023
CVS (8)	Atchison	KS	2010	13,225	1/31/2036
CVS (8)	Johnstown	OH	2010	13,225	1/31/2035
CVS (8)	Lake in the Hills	IL	2010	13,225	1/31/2035
CVS (8)	Leawood	KS	2005	13,824	11/30/2024
CVS (8)	Mansfield	CT	2010	10,125	1/31/2027
CVS (8)	Roseville	CA	2009	15,791	6/30/2029
Dick's Sporting Goods (8)	Boynton Beach	FL	2010	43,790	1/31/2021
Dollar General	Cochran	GA	2012	20,707	5/31/2027
Dollar General	Lyons	GA	2012	20,834	10/31/2027
Los Tres Amigos (3)	Lansing	MI	2004	5,448	8/31/2015

Tenant	City	State	Year Completed/ Expanded	Total GLA	Lease Expiration (2) (Option Expiration)
Family Dollar	Spartanburg	SC	2012	8,320	1/31/2022
Goodyear	Fort Mill	SC	2012	7,560	11/30/2022
Harris Teeter	Charlotte	NC	2012	18,000	6/30/2023
Kmart	Grayling	MI	1984	52,320	9/30/2014
Kmart	Oscoda	MI	1984/1990	90,470	9/30/2014
Kohl's (8)	Salt Lake City	UT	1980	88,926	7/31/2025
Kohl's (1)(8)	Tallahassee	FL	2010	102,381	1/31/2028
LA Fitness	Lake Zurich	IL	2012	42,625	3/31/2028
Lake Lansing Assoc. (4)	East Lansing	MI	2004	14,564	10/31/2028
Library	Lawrence	KS	2012	20,000	5/31/2014
Lowe's (8)	Concord	NC	2010	170,393	10/31/2028
Lowe's (8)	Portland	OR	2012	133,850	9/30/2029
Mattress Firm	Morrow	GA	2012	10,241	4/30/2023
McDonalds	Southfield	MI	2012	4,362	5/17/2032
Meijer (5)(8)	Plainfield	IN	2002	-	11/5/2027
Natural Grocers (8)	Wichita	KS	1995	25,000	11/30/2021
Off Broadway Shoes	Boynton Beach	FL	1996	20,745	2/28/2017
PNC (8)	Antioch	IL	2010	3,215	3/31/2039
Qdoba Mexican / Restaurant Space	Livonia	MI	2008 / 2010	4,900	4/30/2023 / 6/30/2020
Rite Aid (8)	Albion	NY	2004	13,813	10/12/2024
Rite Aid (8)	Canton Twp	MI	2003	11,180	10/31/2019
Rite Aid (8)	Mt Pleasant	MI	2005	11,095	11/30/2025
Rite Aid	N Cape May	NJ	2005	10,118	11/30/2025
Rite Aid (8)	Roseville	MI	2002	11,060	6/30/2025
Rite Aid (8)	Summit Twp	MI	2006	11,060	10/31/2019
Rite Aid (8)	Webster NY	NY	2004	13,813	2/24/2024
Sam's Club (6)(8)	Roseville	MI	2002	132,332	8/4/2022
Simply Amish	Indianapolis	IN	2007	15,844	12/31/2017
Sterling Jewelers (1)(8)	Baton Rouge	LA	2012	6,057	1/31/2032
TBC Corp (8)	Chandler	AZ	2011	6,228	8/31/2036
TBC Corp (8)	Dallas	TX	2011	8,074	5/31/2036
TBC Corp (8)	Madison	AL	2011	6,000	11/30/2036
TGI Fridays	Monroeville	PA	1996	8,400	1/31/2018
USAA / US Cellular	Jacksonville	NC	2012	8,000	3/31/2022
Vacant	Ann Arbor	MI			Vacant
Vacant	Monroeville	PA		28,604	Vacant
Walgreen	Ann Arbor	MI	2010	13,650	9/30/2035
Walgreen (8)	Atlantic Beach	FL	2010	14,478	8/31/2035
Walgreen	Barnesville	GA	2007	14,820	10/31/2032
Walgreen (8)	Beecher Ballenger	MI	2002	14,490	4/30/2027
Walgreen (8)	Big Rapids	MI	2003	13,560	4/30/2028
Walgreen	Brighton	MI	2009	14,550	1/31/2034
Walgreen (8)	Chesterfield	MI	1998	13,686	7/31/2018
Walgreen (8)	Corunna Road	MI	2004	14,560	2/28/2029
Walgreen (8)	Delta Twp	MI	2005	14,559	11/30/2030
Walgreen (8)	Flint - Bristol / Fenton	MI	2005	13,650	11/30/2029
Walgreen (8)	Flint-Atherton	MI	2000	14,490	1/31/2021
Walgreen (8)	Flint-Davison	MI	2001	15,120	2/28/2021
Walgreen (8)	Fort Walton Beach	FL	2010	13,905	3/31/2024
Walgreen (8)	Grand Blanc	MI	1998	13,905	2/28/2019
Walgreen (8)	Grand Rapids	MI	2005	14,820	8/31/2030

Tenant	City	State	Year Completed/ Expanded	Total GLA	Lease Expiration (2) (Option Expiration)
Walgreen (8)	Livonia	MI	2007	14,490	5/31/2032
Walgreen (8)	Lowell	MI	2009	13,650	8/31/2034
Walgreen (8)	Macomb Twp	MI	2008	14,820	3/31/2033
Walgreen (8)	Midland	MI	2005	14,820	7/31/2030
Walgreen (8)	N Baltimore	MI	2001	14,490	8/31/2021
Walgreen (1)(8)	Petoskey	MI	2000	13,905	4/30/2020
Walgreen (8)	Pontiac	MI	1998	13,905	10/31/2018
Walgreen	Port St. John	FL	2010	14,550	4/30/2034
Walgreen (8)	Rochester	MI	1998	13,905	6/30/2019
Walgreen (8)	Shelby	MI	2008	14,820	7/31/2033
Walgreen (8)	Silver Springs Shores	FL	2010	14,550	12/31/2033
Walgreen	St. Augustine Shores	FL	2010	14,820	11/30/2035
Walgreen (8)	Waterford	MI	1997	13,905	2/28/2018
Walgreen (8)	Ypsilanti	MI	2008	13,650	5/31/2033
Walgreen (8)(9)	Ypsilanti	MI	1999	15,120	12/31/2019
Wawa (8)	Baltimore	MD	2011	4,800	1/31/2032
Wawa (8)	Clifton Heights	PA	2012	4,694	12/31/2021
Wawa (8)	Newark	DE	2012	5,599	12/31/2021
Wawa (8)	Vineland	NJ	2012	5,603	12/31/2021
				1,885,421

(1)	Properties subject to long-term ground leases where a third party owns the underlying land and has leased the land to us to construct or operate freestanding properties. We pay rent for the use of the land and we are generally responsible for all costs and expenses associated with the building and improvements. At the end of the lease terms, as extended (Petoskey, MI 2074, Tallahassee, FL 2032, Baton Rouge, LA, 2052), the land together with all improvements revert to the land owner. We have an option to purchase the Petoskey property after August 7, 2019.
(2)	At the expiration of tenant’s initial lease term, each tenant (except Simply Amish and Citizens Bank) has an option, subject to certain requirements, to extend its lease for an additional period of time.
(3)	This 2.03 acre property is leased from us by Los Tres Amigos pursuant to a ground lease. The tenant occupies a 5,448 square foot building.
(4)	This 11.3 acre property is leased from us by Lake Lansing RA Associates, LLC pursuant to a ground lease. The ground lessee has constructed a 14,564 square foot building.
(5)	This 32.5 acre property is leased from us by Meijer pursuant to a ground lease. Meijer expects to construct an estimated 210,000 square foot super center.
(6)	This 12.68 acre property is leased from us by Wal-Mart pursuant to a ground lease. Wal-Mart has constructed a Sam’s Club retail building containing approximately 132,332 square feet.
(7)	This 1.0 acre property is leased from us by JP Morgan Chase Bank pursuant to a ground lease. JP Morgan Chase has constructed a retail bank branch containing approximately 4,270 square feet.
(8)	Properties subject to a mortgage/debt or pledged pursuant to the Credit Facility.
(9)	Classified as held for sale as of December 31, 2012.

Community Shopping Centers

Our nine community shopping centers range in size from 20,000 to 241,458 square feet of GLA. The community shopping centers are located in five states as follows: Florida (1), Illinois (1), Kentucky (1), Michigan (5) and Wisconsin (1). Our community shopping centers tend to be located in high traffic, market dominant centers in which customers of our tenants purchase day-to-day necessities. Our community shopping centers are anchored by national tenants.

The location, general character and primary occupancy information with respect to the community shopping centers as of December 31, 2012 are set forth below:

Property Location	Location	Year Completed/ Expanded	GLA Sq. Ft.	Annualized Base Rent (2)	Average Base Rent per Sq. Ft. (3)	Percent Leased at December 31, 2012	Anchor Tenants (Lease Expiration/Option Period Expiration) (4)
Capital Plaza (1)(5)	Frankfort, KY	1978/2006	116,212	$604,000	$5.20	100%	Kmart (2013/2053)
							Walgreens (2031/2052)

Chippewa Commons (5)	Chippewa Falls, WI	1991	168,311	929,651	5.52	100%	Kmart (2014/2064)
							Consumers Cooperative (2015/2030)

Ironwood Commons (5)	Ironwood, MI	1991	192,018	1,052,792	5.48	100%	Kmart (2015/2065)
							Miner's (2021/2031)

Marshall Plaza (5)	Marshall, MI	1990	119,479	676,654	5.66	100%	Kmart (2015/2065)

Central Michigan Commons (5)	Mt. Pleasant, MI	1973/1997	241,458	1,026,431	4.52	94%	Kmart (2013/2048)
							JCPenney Co. (2015/2035)
							Staples, Inc. (2015/2030)

North Lakeland Plaza (5)	Lakeland, FL	1987	171,397	1,321,110	7.71	100%	Best Buy (2016/2028)
							Beall's (2020/2035)

Petoskey Town Center (5)	Petoskey, MI	1990	174,870	925,440	5.40	98%	Kmart (2015/2065)
							Family Fare (2013)

Ferris Commons (5)	Big Rapids, MI	1990	169,524	1,026,686	6.06	100%	Kmart (2015/2065)
							MC Sports (2018/2033)
							Peebles (2019/2039)

West Frankfort Plaza	West Frankfort, IL	1982	20,000	141,230	7.06	100%

Total			1,373,269	$7,703,994	$5.66	99%

(1)	All community shopping centers except Capital Plaza (which is subject to a long-term ground lease expiring in 2053 from a third party) are wholly-owned by us.
(2)	Total annualized base rents of our Company as of December 31, 2012.
(3)	Calculated as total annualized base rents, divided by GLA actually leased as of December 31, 2012.
(4)	The option to extend the lease beyond its initial term is only at the option of the tenant.
(5)	Properties subject to a mortgage/debt or pledged pursuant to the Credit Facility.

Item 3:	Legal Proceedings

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

Quarter Ended	High	Low	Dividends Declared Per Common Share
March 31, 2012	$25.86	$22.41	$0.40
June 30, 2012	$23.01	$20.67	$0.40
September 30, 2012	$25.79	$22.44	$0.40
December 31, 2012	$26.79	$24.97	$0.40

March 31, 2011	$26.07	$22.06	$0.40
June 30, 2011	$24.03	$20.72	$0.40
September 30, 2011	$23.29	$20.06	$0.40
December 31, 2011	$25.04	$21.15	$0.40

On March 5, 2013, the reported closing sale price per share of common stock on the NYSE was $28.74.

At February 28, 2013, there were 13,243,094 shares of our common stock issued and outstanding which were held by approximately 154 stockholders of record. The number of stockholders of record does not reflect persons or entities that held their shares in nominee or “street” name. In addition, at December 31, 2012 there were 347,619 OP units outstanding held by a limited partner other than our Company. The OP units are exchangeable into shares of common stock on a one for one basis.

For 2012, we paid $1.60 per share of common stock in dividends. Of the $1.60, 75.0% represented ordinary income, and 25.0% represented return of capital, for tax purposes. For 2011, we paid $1.60 per share of common stock in dividends. Of the $1.60, 98.1% represented ordinary income, and 1.9% represented return of capital, for tax purposes.

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

During the year ended December 31, 2012, we did not sell any unregistered securities. During the fourth quarter of 2012, we did not repurchase any of our equity securities.

For information about our equity compensation plan, please see Part III, Item 12 of this Annual Report on Form 10-K.

Item 6:	Selected Financial Data

The following table sets forth our selected financial information on a historical basis and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Certain amounts have been reclassified to conform to the current presentation of discontinued operations. The balance sheet for the periods ending December 31, 2008 through 2012 and operating data for each of the periods presented were derived from our audited financial statements.

Selected Financial Data

(in thousands, except per share, number of properties, and percentage leased information)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Operating Data
Total Revenues	$35,790	$31,408	$27,422	$25,647	$24,181
Expenses
Property Expense (1)	3,579	3,797	3,120	3,195	3,213
General and Administrative	5,682	5,662	5,003	4,559	4,361
Interest	5,134	3,957	3,461	3,310	3,785
Depreciation and amortization	6,470	5,416	4,333	4,006	3,742
Impairment charge	-	600	6,160	—	—
Total Expenses	20,865	19,432	22,077	15,070	15,101
Income From Operations	14,925	11,976	5,345	10,577	9,080
Other Income
Gain on extinguishment of debt		2,360	-	-	-
Income From Continuing Operations	14,925	14,336	5,345	10,577	9,080

Gain on Sale of Asset From Discontinued Operations	2,097	110	4,738	—	—
Income From Discontinued Operations	1,582	(4,557)	5,545	7,417	7,202
Net Income	18,604	9,889	15,628	17,994	16,282
Less Net Income Attributable to Non-Controlling Interest	554	338	561	950	1,265
Net Income Attributable to Agree Realty Corporation	$18,050	$9,551	$15,067	$17,044	$15,017
Number of Properties	109	87	81	73	68
Number of Square Feet	3,259	3,556	3,848	3,492	3,439
Percentage Leased	98%	93%	99%	98%	99%
Per Share Data – Diluted
Net Income (2)	$1.62	$0.99	$1.64	$2.14	$1.95
Weighted Average of Common Shares Outstanding – Diluted	11,137	9,681	9,191	7,966	7,719
Cash Dividends	$1.60	$1.60	$2.04	$2.02	$2.00

Balance Sheet Data
Real Estate (before accumulated depreciation)	$398,812	$340,074	$338,221	$320,444	$311,343
Total Assets	$370,093	$293,944	$285,042	$261,789	$256,897
Total Debt, including accrued interest	$161,242	$120,032	$100,128	$104,814	$101,069

(1)	Property expense includes real estate taxes, property maintenance, insurance, utilities and land lease expense.
(2)	Net income per share has been computed by dividing the net income by the weighted average number of shares of common stock outstanding and the effect of dilutive securities outstanding.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were established to continue to operate and expand the retail property business of our predecessor. We commenced our operations in April 1994. Our assets are held by and all operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and held a 97.05% interest as of December 31, 2012. We are operating so as to qualify as a REIT for federal income tax purposes.

The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included elsewhere in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

Effective January 1, 2012, guidance on how to measure fair value and on what disclosures to provide about fair value measurements will be converged with international standards. The adoption requires additional disclosures regarding fair value measurement; however, the adoption did not have a material effect on our financial statements.

Effective January 1, 2012, a new accounting standard modifies the options for presentation of other comprehensive income. The new standard requires us to present comprehensive income in either a single continuous statement or two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income. The adoption did impact our financial statement disclosures.

Effective June 30, 2012, a parent company that ceases to have a controlling financial interest in a subsidiary that is in-substance real estate because that subsidiary has defaulted on its non-recourse debt is required to apply real estate sales guidance to determine whether to derecognize the in-substance real estate. The adoption did not have any effect on our consolidated financial statements.

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

We evaluate real estate for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value and such excess carrying value is charged to income. The expected cash flows of a project are dependent on estimates and other factors subject to change, including (1) changes in the national, regional, and/or local economic climates, (2) competition from other shopping centers, stores, clubs, mailings, and the internet, (3) increases in operating costs, (4) bankruptcy and/or other changes in the condition of third parties, including tenants, (5) expected holding period, and (6) availability of credit. These factors could cause our expected future cash flows from a project to change, and, as a result, an impairment could be considered to have occurred. During 2012, we recorded no impairment charge related to real estate assets. During 2011, we recorded impairment charges of $13.5 million related to the carrying value of our real estate assets.

Substantially all of our leases contain provisions requiring tenants to pay as additional rent a proportionate share of operating expenses (“operating cost reimbursements”) such as real estate taxes, repairs and maintenance, insurance, etc. The related revenue from tenant billings is recognized in the same period the expense is recorded.

We have elected to be taxed as a REIT under the Internal Revenue Code commencing with our 1994 tax year. As a result, we are not subject to federal income taxes to the extent that we distribute annually 100% of our REIT taxable income to our stockholders and satisfy certain other requirements defined in the Internal Revenue Code.

We established TRS entities pursuant to the provisions of the Internal Revenue Code. Our TRS entities are able to engage in activities resulting in income that would be nonqualifying income for a REIT. As a result, certain activities of our Company which occur within our TRS entities are subject to federal and state income taxes. As of December 31, 2012 and 2011, we had accrued a deferred income tax liability of $705,000. In addition, we have recorded an income tax liability of $17,700 and $128,000 as of December 31, 2012 and 2011, respectively.

Results of Operations

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

Minimum rental income increased $5,182,000, or 18%, to $33,541,000 in 2012, compared to $28,359,000 in 2011. Rental income increased $4,808,000 due to the acquisition of 25 properties in 2012 along with the full year impact of 10 properties acquired in 2011. The increase was also the result of the development of a McDonalds in Southfield, Michigan in May 2012, the development of a Chase bank located in Venice, Florida in November 2012, the expansion of Miner’s Super One Foods in Ironwood, Michigan in July 2012. Our revenue increases from these developments amounted to $99,000. In addition, rental income increased $275,000 as a result of other rental income adjustments.

Percentage rents decreased from $34,000 in 2011 to $28,000 in 2012.

Operating cost reimbursements increased $193,000, or 10%, to $2,161,000 in 2012, compared to $1,969,000 in 2011. Operating cost reimbursements increased due to an improved recovery ratio on recoverable property operating expenses.

We earned development fee income of $895,000 in 2011 related to a project that we completed in Berkeley, California. There were no development fee projects in 2012 and no additional development fee projects are currently anticipated.

Other income decreased $90,000, or 60%, to $60,000 in 2012, compared to $150,000 in 2011 due primarily to non-recurring fee income in 2011.

Real estate taxes were $1,902,000 and $1,899,000 in 2012 and 2011.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) decreased $74,000, or 6%, to $1,102,000 in 2012 compared to $1,176,000 in 2011. The decrease was the result of a decrease in shopping center maintenance expenses of $94,000 including utilities for vacant space, and a decrease in snow removal costs of $25,000, offset by an increase in insurance costs of $45,000.

Land lease payments decreased $147,000, or 20%, to $574,000 in 2012 compared to $721,000 for 2011. The decrease is the result of our purchase of our property in Ann Arbor, Michigan.

General and administrative expenses increased $20,000, to $5,682,000 in 2012 compared to $5,662,000 in 2011. General and administrative expenses as a percentage of total rental income (minimum and percentage rents) decreased to 16.0% for 2012 from 16.4% in 2011 without the impact of the deferred revenue recognition.

Depreciation and amortization increased $1,054,000, or 19%, to $6,470,000 in 2012 compared to $5,416,000 in 2011. The increase was the result of the acquisition of 25 properties in 2012 and the acquisition of 10 properties in 2011.

In 2011, we incurred an impairment charge of $600,000, for our continuing operations, as a result of writing down the carrying value of our real estate assets for properties formerly leased to Borders.

Interest expense increased $1,177,000, or 30%, to $5,134,000 in 2012, from $3,957,000 in 2011. The increase in interest expense is a result of higher levels of borrowings for the acquisition of additional properties during 2012 and 2011.

In 2011, we recognized a gain on extinguishment of debt in the amount of $2,360,000.

We recognized a gain of $2,097,000 on the disposition of properties in 2012. We sold six non-core properties, a vacant office property for approximately $650,000; two vacant single tenant properties for $4,460,000; a Kmart anchored shopping center in Charlevoix, Michigan for $3,500,000, and two Kmart anchored shopping centers, one in Plymouth, Wisconsin and one in Shawano, Wisconsin for $7,475,000. In addition, we conveyed the four mortgaged properties, which were subject to the Crossed Loans, as detailed below, to the lender pursuant to a consensual deed-in-lieu-of-foreclosure process that satisfied the loans, which had an aggregate principal amount outstanding of approximately $9.2 million as of December 31, 2011. See Note 5 for more information on the Crossed Loans. The Company also classified a single tenant property located in Ypsilanti, Michigan as held for sale as of December 31, 2012. The Company completed the sale of the Ypsilanti property for approximately $5,600,000 on January 11, 2013. We recognized a gain of $110,000 on the disposition of properties in 2011. We sold three properties, conveyed the former Borders corporate headquarters to the lender, and terminated the ground lease on a property during 2011 and conveyed a portion of the property to the ground lessor. The properties were located in Tulsa, Oklahoma (2), Norman, Oklahoma and Ann Arbor, Michigan (2).

Income from discontinued operations was $1,582,000 in 2012 compared to loss from discontinued operations of $4,557,000 in 2011. The income from discontinued operations in 2012 was a result of the sale of six properties, one in March, one in May, one in June, two in August, one in September, and the conveyance of four former Borders properties to the lender in March, one of which was occupied. We also classified a single tenant property located in Ypsilanti, Michigan as held for sale as of December 31, 2012. The loss from discontinued operations in 2011 was a result of impairment charges of $12,900,000, offset by $5,697,000 due to the recognition of deferred revenue. We sold two properties in January 2011, sold one property in December 2011, conveyed the former Borders corporate headquarters to the lender in December 2011, and terminated the ground lease on a property in December 2011 and conveyed a portion of the property to the ground lessor.

Our net income increased $8,714,000, or 88%, to $18,604,000 in 2012, from $9,890,000 in 2011 as a result of the foregoing factors.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

Minimum rental income increased $3,691,000, or 15%, to $28,359,000 in 2011, compared to $24,668,000 in 2010. Rental income increased $3,137,000 due to the acquisition of 10 properties in 2011 along with the full year impact of nine properties acquired in 2010. The increase was also the result of the development of a Walgreens drug store in Ann Arbor, Michigan in September 2010, the development of a Walgreens drug store located in Atlantic Beach, Florida in October 2010, the development of a Walgreens drug store in St Augustine Shores, Florida in November 2010 along with the redevelopment of Dick’s Sporting Goods in Boynton Beach, Florida in October 2010. Our revenue increases from these developments amounted to $1,724,000. Rental revenue decreased $1,091,000 due to the closure of Borders stores due to the bankruptcy liquidation. In addition, rental income decreased $79,000 as a result of other rental income adjustments.

Percentage rents were $34,000 in 2011 and $35,000 in 2010.

Operating cost reimbursements decreased $64,000, or 3%, to $1,969,000 in 2011, compared to $2,033,000 in 2010. Operating cost reimbursements decreased due to the net decrease in property operating expenses as explained below.

We recognized development fee income of $895,000 in 2011 related to a project we have completed in Berkeley, California. We recognized $590,000 of development fee income in 2010 related to a project that we completed in Oakland, California.

Other income increased $52,000 to $150,000 in 2011, compared to $98,000 in 2010.

Real estate taxes increased $366,000, or 24%, to $1,899,000 in 2011 compared to $1,533,000 in 2010. An increase of $178,000 was the result of the acquisition of additional properties and an increase of $188,000 related to real estate taxes on former Borders properties that were formerly paid directly by Borders.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $65,000, or 6%, to $1,176,000 in 2011 compared to $1,111,000 in 2010. The increase was the result of an increase in utility costs of $90,000 including utilities for vacant space, an increase in insurance costs of $24,000, offset by decreases in shopping center maintenance expenses of $32,000 and snow removal costs of $16,000 in 2011 versus 2010.

Land lease payments increased $244,000, or 51%, to $721,000 in 2011 compared to $477,000 for 2010. The increase is the result of underlying land leases for our properties in Ann Arbor, Michigan and Tallahassee, Florida.

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

Depreciation and amortization increased $1,083,000, or 25%, to $5,416,000 in 2011 compared to $4,333,000 in 2010. The increase was the result of the acquisition of 10 properties in 2011, the development of four properties in 2010 and the acquisition of nine properties in 2010.

We incurred an impairment charge of $600,000 in 2011 for our continuing operations as a result of writing down the carrying value of our real estate assets for properties formerly leased to Borders which were closed as part of the Borders bankruptcy and liquidation. We incurred an impairment charge of $6,160,000 in 2010 as a result of writing down the carrying value of our real estate assets to fair value for properties leased to Borders and that Borders has indicated they plan to close as part of their bankruptcy restructuring plan.

Interest expense increased $496,000, or 14%, to $3,957,000 in 2011, from $3,461,000 in 2010. The increase in interest expense is a result of higher levels of borrowings for the acquisition of additional properties during 2011, the impact of the new credit facility and the impact of default interest on various mortgage loans.

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

Loss from discontinued operations was $4,557,000 in 2011 compared to income from discontinued operations of $5,546,000 in 2010. The loss from discontinued operations in 2011 was a result of impairment charges of $12,900,000, offset by $5,697,000 due to the recognition of deferred revenue. There were impairment charges of $1,980,000 in 2010. We sold two properties in January 2011, sold one property in December 2011, conveyed the former Borders corporate headquarters to the lender in December 2011, and terminated the ground lease on a property in December 2011 and conveyed a portion of the property to the ground lessor. In 2010, we sold one property in March and two properties in October.

Our net income decreased $5,738,000, or 37%, to $9,890,000 in 2011, from $15,628,000 in 2010 as a result of the foregoing factors.

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

We completed a follow-on offering of 1,495,000 shares of common stock in January/February of 2012.  The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $35.1 million after deducting the underwriting discount and other expenses.  The proceeds from the offering were used to pay down amounts outstanding under the Credit Facility and for general corporate purposes.

We completed a follow-on offering of 1,725,000 shares of common stock in January of 2013.  The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $44.9 million after deducting the underwriting discount and other expenses.  The proceeds from the offering were used to pay down amounts outstanding under the Credit Facility and for general corporate purposes.

Our cash flows from operations decreased $4,291,000 to $21,206,000 in 2012, compared to $25,497,000 in 2011. Cash used in investing activities increased $40,004,000 to $69,256,000 in 2012, compared to $29,252,000 in 2011. Cash provided by financing activities increased $42,153,000 to $47,318,000 in 2012, compared to $5,165,000 in 2011. Our cash and cash equivalents decreased by $733,000 to $1,270,000 as of December 31, 2012 as a result of the foregoing factors.

During 2012, we spent approximately $1,229,000 at our existing community shopping centers for tenant improvement or allowance costs, $56,000 for leasing commissions and $171,000 for other capital items.

We intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to total market capitalization of 65% or less. Nevertheless, we may operate with debt levels which are in excess of 65% of total market capitalization for extended periods of time. At December 31, 2012, our ratio of indebtedness to total market capitalization was approximately 33.8%. This ratio increased from 32.4% as of December 31, 2011 as a result of the increase in debt due to our 2012 property acquisitions and development expenditures, offset by an increase in shares outstanding from our 2012 follow on offering in January 2012 and an increase in the market price of our common stock.

Dividends

During the quarter ended December 31, 2012, we declared a quarterly dividend of $.40 per share. The cash dividend was paid on January 2, 2013 to holders of record on December 17, 2012.

During the quarter ending March 31, 2013, we declared a quarterly dividend of $.41 per share. The cash dividend will be paid on April 9, 2013 to holders of record on March 29, 2013.

Debt

In October 2011, we, through the Operating Partnership, closed on the $85 million unsecured revolving Credit Facility, which is guaranteed by our Company. Subject to customary conditions, at our option, total commitments under the Credit Facility may be increased up to an aggregate of $135 million. We intend to use borrowings under the Credit Facility for general corporate purposes, including working capital, capital expenditures, repayment of indebtedness or other corporate activities. In December 2012, we entered into an amendment to the Credit Facility which extended the maturity to October 26, 2015, and may be extended, at our election, for two one-year terms to October 2017, subject to certain conditions. Borrowings under the Credit Facility, as amended, are priced at LIBOR plus 150 to 215 basis points, depending on our leverage ratio. As of December 31, 2012, we had $43.5 million outstanding under the Credit Facility with a weighted average interest rate of 2.39%, and $41.5 million was available for borrowings, subject to customary conditions to borrowing.

The Credit Facility contains customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties and permitted investments. We were in compliance with the covenant terms at December 31, 2012.

As of December 31, 2012, we had total mortgage indebtedness of $117,376,142 with a weighted average maturity of 5.7 years. Including our mortgages that have been swapped to a fixed interest rate, our weighted average interest rate on mortgage debt is 4.4%.

In December 2012, we closed on a $25 million secured financing with PNC Bank. The non-recourse loan is secured by 11 single tenant properties. The interest rate has been swapped to a fixed rate of 2.49% and will mature in April 2018.

In addition, in December 2012, we closed on a $23.6 million secured CMBS financing with Morgan Stanley Mortgage Capital Holdings, LLC. The 10-year, non-recourse loan is secured by 12 single tenant properties. The loan bears interest at a fixed rate of 3.60% and matures in January 2023.

In addition, we closed on an amended and restated $22.9 million term loan in June 2012 to replace our existing 3.74% term loan. The term loan will mature May 2019, inclusive of a two-year extension option, at our election, which is subject to customary conditions. We entered into a forward interest rate agreement to fix the interest rate at 3.62% for the period July 2013 until maturity.

The mortgage loans encumbering our properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At December 31, 2012, the mortgage debt of $22,601,978 is recourse debt and is secured by a limited guaranty of payment and performance by us for approximately 50% of the loan amount. We have entered into mortgage loans which are secured by multiple properties and contain cross-default and cross-collateralization provisions. Cross-collateralization provisions allow a lender to foreclose on multiple properties in the event that we default under the loan. Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan.

As of December 31, 2011, we had four mortgaged properties that were formerly leased to Borders that served as collateral for four non-recourse loans, which were cross-defaulted and cross-collateralized (“Crossed Loans”). Directly or indirectly because of the Chapter 11 bankruptcy filing of Borders in February 2011, we were in default on the Crossed Loans as of December 31, 2011. The Crossed Loans had an aggregate principal outstanding of approximately $9.2 million as of December 31, 2011 and were secured by the former Borders stores in Oklahoma City, Oklahoma, Columbia, Maryland, Germantown, Maryland, and one of the former Borders stores in Omaha, Nebraska. As of December 31, 2011, the net book value of the four mortgaged properties was approximately $9.1 million. On March 6, 2012, we conveyed the four mortgaged properties, which were subject to the Crossed Loans, to the lender pursuant to a consensual deed-in-lieu-of-foreclosure process that satisfied the loans.

Capitalization

As of December 31, 2012, our total market capitalization was approximately $476.6 million. Market capitalization consisted of $160.9 million of debt (including property related mortgages and the Credit Facility), and $315.7 million of shares of common stock (based on the closing price on the NYSE of $26.79 per share on December 31, 2012) and OP units at market value. Our ratio of debt to total market capitalization was 33.8% at December 31, 2012.

At December 31, 2012, the noncontrolling interest in the Operating Partnership represented a 2.95% ownership in the Operating Partnership. The OP units may, under certain circumstances, be exchanged for our shares of common stock on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option to settle exchanged OP units held by others for cash based on the current trading price of our shares. Assuming the exchange of all OP units, there would have been 11,783,663 shares of common stock outstanding at December 31, 2012, with a market value of approximately $315.7 million.

We completed a follow-on offering of 1,495,000 shares of common stock in January/February of 2012.  The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $35.1 million after deducting the underwriting discount and other expenses.  The proceeds from the offering were used to pay down amounts outstanding under the Credit Facility and for general corporate purposes.

We completed a follow-on offering of 1,725,000 shares of common stock in January of 2013.  The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $44.9 million after deducting the underwriting discount and other expenses.  The proceeds from the offering were used to pay down amounts outstanding under the Credit Facility and for general corporate purposes.

Contractual Obligations

The following table outlines our contractual obligations (in thousands), assuming no mortgage defaults, as of December 31, 2012:

	Total	Yr 1	2-3 Yrs	4-5 Yrs	Over 5 Yrs
Mortgage Payable	$117,376	$3,478	$16,422	$35,010	$62,466
Notes Payable	43,530	-	43,530	-	-
Land Lease Obligations	10,757	416	832	832	8,677
Other Long-Term Liabilities	-	-	-	-	-
Estimated Interest Payments on Mortgages and Notes Payable	35,007	6,109	10,782	6,471	11,645

Total	$206,670	$10,003	$71,566	$42,313	$82,788

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

For 2011 and 2010, we calculated FFO, as adjusted, and AFFO, as adjusted, which exclude from FFO and AFFO, respectively, certain non-recurring gain items that we do not believe are reasonably likely to occur within two years.

The following table provides a reconciliation of FFO and net income for the years ended December 31, 2012, 2011and 2010:

	Year Ended
Reconciliation of Funds from Operations to Net Income	December 31, 2012	December 31, 2011	December 31, 2010
Net income (loss)	$18,603,594	$9,889,537	$15,627,834
Depreciation of real estate assets	5,726,319	6,005,270	5,759,599
Amortization of leasing costs	106,100	271,586	92,972
Amortization of leasing intangibles	1,025,077	519,259	50,479
Impairment charge	-	13,500,000	8,140,000
Gain (loss) on sale of assets	(2,097,105)	(110,212)	(4,737,968)
Funds from Operations	$23,363,985	$30,075,440	$24,932,916

Gain from extinguishment of debt		(2,360,000)
Deferred revenue recognition		(5,700,000)
Lease termination revenue			(700,000)
Funds from Operations, as adjusted	$23,363,985	$22,015,440	$24,232,916

Funds from Operations Per Share - Dilutive	$2.03	$3.00	$2.61
Funds from Operations Per Share, as adjusted - Dilutive	$2.03	$2.20	$2.54

Weighted average shares and OP units outstanding
Basic	11,418,937	9,984,984	9,503,278
Diluted	11,484,529	10,028,851	9,539,119

	Year Ended
Reconciliation of Adjusted Funds from Operations to Net Income	December 31, 2012	December 31, 2011	December 31, 2010
Net income (loss)	$18,603,594	$9,889,537	$15,627,834
Cumulative adjustments to calculate FFO	4,760,391	20,185,903	9,305,082
Funds from Operations	$23,363,985	$30,075,440	$24,932,916
Straight-line accrued rent	(738,118)	(263,178)	(107,080)
Deferred revenue recognition	(463,380)	(6,416,188)	(689,550)
Stock based compensation expense	1,657,209	1,364,280	1,166,656
Amortization of financing costs	285,385	122,204	119,020
Capitalized building improvements	(170,858)	(74,624)	(279,188)
Adjusted Funds from Operations	$23,934,2223	$24,807,934	$25,142,774

Gain on extinguishment of debt		(2,360,000)
Lease termination revenue			(700,000)
Adjusted Funds from Operations, as adjusted	$23,934,223	$22,447,934	$24,442,774

Additional supplemental disclosure
Scheduled principal repayments	3,164,654	3,574,834	4,026,022

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

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

	2013	2014	2015	2016	2017	Thereafter	Total
Fixed Rate Mortgages Payable	$3,478	$12,730	$3,692	$12,520	$22,490	$62,466	$117,376
Average Interest Rate	6.06%	5.36%	6.13%	6.43%	3.94%	3.78%
Variable Rate Notes Payable			$43,530				$43,530
Average Interest Rate			2.39%

The fair value (in thousands) is estimated at $119,581 and $43,530, for fixed rate mortgages and other variable rate debt, respectively, as of December 31, 2012.

The table above incorporates those exposures that exist as of December 31, 2012; it does not consider those exposures or positions, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP guidance.

We entered into an interest rate swap agreement in 2009 to hedge interest rates on $24.5 million in variable-rate borrowings outstanding. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on 1.5% plus one-month LIBOR and will pay to the counterparty a fixed rate of 3.744%. This swap effectively converted $24.5 million of variable-rate borrowings to fixed-rate borrowings to June 30, 2013. As of December 31, 2012, this interest rate swap was valued at a liability of $261,756. In addition, in April 2012, we entered into a forward starting interest rate swap agreement, for the same variable rate loan, to hedge interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on one-month LIBOR and will pay to the counterparty a fixed rate of 1.92%. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of December 31, 2012, this interest rate swap was valued at a liability of $991,951.

On December 4, 2012, the Company entered into interest rate swap agreements for a notional amount of $25,000,000, effective December 6, 2012 and ending on April 4, 2018. The Company entered into these derivative instruments to hedge against changes in future cash flows related to changes in interest rates on $25,000,000 of variable rate borrowings outstanding. Under the terms of the interest rate swap agreements, the Company will receive from the counterparty interest on the notional amount based on one month LIBOR and will pay to the counterparty a fixed rate of .885%. This swap effectively converted $25,000,000 of variable-rate borrowings to fixed-rate borrowings beginning on December 6, 2012 and through April 4, 2018. As of December 31, 2012, this interest rate swap was valued at a liability of $84,291.

We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of December 31, 2012.

As of December 31, 2012, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $430,000.

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

Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under this item is contained on page F-2 of this Annual Report on Form 10-K.

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to our definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders.

Item 11:	Executive Compensation

Incorporated herein by reference to our definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes the equity compensation plan under which our common stock may be issued as of December 31, 2012.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrant and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	-	-	481,096	(1)
Equity Compensation Plans Not Approved by Security Holders	-	-	-

Total	-	-	481,096

(1)	Relates to various stock-based awards available for issuance under our 2005 Equity Incentive Plan, including incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, and dividend equivalent rights.

Additional information is incorporated herein by reference to our definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders.

Item 13:	Certain Relationships, Related Transactions and Director Independence

Incorporated herein by reference to our definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders.

Item 14:	Principal Accounting Fees and Services

Incorporated herein by reference to our definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

A.	The following documents are filed as part of this Annual Report on Form 10-K:
1 - 2.	The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Annual Report on Form 10-K.

3.	Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, including all amendments and articles supplementary thereto, (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-12928) for the quarter ended September 30, 2012)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 2006)

4.1	Rights Agreement, dated as of December 7, 1998, by and between Agree Realty Corporation, a Maryland corporation, and Computershare Trust Company, N.A., f/k/a EquiServe Trust Company, N.A., a national banking association, as successor rights agent to BankBoston, N.A., a national banking association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-161520) filed on November 13, 2008)

4.2	Second Amendment to Rights Agreement, dated as of December 8, 2008, by and between Agree Realty Corporation, a Maryland corporation, and Computershare Trust Company, N.A., f/k/a EquiServe Trust Company, N.A., a national banking association, as successor rights agent to BankBoston, N.A., a national banking association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on December 9, 2008)

4.3	Amended and Restated Registration Rights Agreement, dated July 8, 1994 by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 1994)

4.4	Form of certificate representing shares of common stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (No. 333-161520) filed on August 24, 2009

10.1	Credit Agreement, dated October 26, 2011, among Agree Limited Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and PNC Capital Markets LLC as Joint Lead Arrangers and Joint Book Managers, PNC Bank, National Association as Syndication Agent (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 2011)

10.2*	First Amendment to Credit Agreement, dated December 13, 2012, among Agree Limited Partnership, Bank of America and the other lenders party thereto

10.3*	First Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of April 22, 1994, as amended by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner

10.4	Agree Realty Corporation Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 1996)

10.5*	Amended Employment Agreement, dated January 1, 2013, by and between the Company and Richard Agree

10.6*	Amended Employment Agreement, dated January 1, 2013, by and between the Company and Joey Agree

10.7+	Letter Agreement of Employment dated July 8, 2010 between Agree Limited Partnership and Alan Maximiuk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on November 8, 2010)

10.8+	Letter Agreement of Employment dated April 5, 2010 between Agree Limited Partnership and Laith Hermiz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on April 6, 2010)

10.9+	Letter Agreement of Employment dated July 15, 2011 between Agree Limited Partnership and Hedley Williams (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 2011)

10.10+	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 2004)

10.11+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 2007)

10.12+	Summary of Director Compensation (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 2007)

12.1*	Statement of computation of ratios of earnings to combined fixed charges and preferred stock dividends

21*	Subsidiaries of Agree Realty Corporation

23*	Consent of Baker Tilly Virchow Krause, LLP

24	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Alan D. Maximiuk, Chief Financial Officer

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Alan D. Maximiuk, Chief Financial Officer

101*	The following materials from Agree Realty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

*          Filed herewith.

+           Management contract or compensatory plan or arrangement.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of December 31, 2012. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

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

AGREE REALTY CORPORATION

By:	/s/ Joel N. Agree	Date: March 8, 2013
Joel N. Agree
President and Chief Executive Officer

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

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 8th day of March 2013.

By:	/s/ Richard Agree	Date: March 8, 2013
Richard Agree
Executive Chairman of the Board of Directors

By:	/s/ Joel N. Agree	Date: March 8, 2013
Joel N. Agree
President, Chief Executive Officer and Director

By:	/s/ Alan D. Maximiuk	Date: March 8, 2013
Alan D. Maximiuk
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

By:	/s/ Farris G. Kalil	Date: March 8, 2013
Farris G. Kalil
Director

By:	/s/ Michael Rotchford	Date: March 8, 2013
Michael Rotchford
Director

By:	/s/ William S. Rubenfaer	Date: March 8, 2013
William S. Rubenfaer
Director

By:	/s/ Gene Silverman	Date: March 8, 2013
Gene Silverman
Director

By:	/s/ Leon M. Schurgin	Date: March 8, 2013
Leon M. Schurgin
Director

By:	/s/ John Rakolta	Date: March 8, 2013
John Rakolta Jr.
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Agree Realty Corporation

Farmington Hills, MI

We have audited the accompanying consolidated balance sheets of Agree Realty Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2012, 2011 and 2010. Our audits also included the financial statement schedule listed in the accompanying index to the consolidated financial statements. We also have audited Agree Realty Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The company's management is responsible for these consolidated financial statements, the financial statement schedule, for maintaining effective internal control of financial reporting, and for its assessment of the effectiveness of internal control of financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agree Realty Corporation as of December 31, 2012 and 2011 and the results of its operations and cash flows for the years ended December 31, 2012, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Agree Realty Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Baker Tilly Virchow Krause, LLP

Chicago, Illinois

March 8, 2013

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2012	2011
ASSETS
Real Estate Investments
Land	$134,740,784	$108,672,713
Buildings	240,204,708	229,821,183
Less accumulated depreciation	(58,508,881)	(68,589,778)
	316,436,611	269,904,118
Property under development	18,980,779	1,580,015
Property held for sale	4,537,752	-
Net Real Estate Investments	339,955,142	271,484,133

Cash and Cash Equivalents	1,270,027	2,002,663

Accounts Receivable - Tenants, net of allowance of $35,000 for possible losses at December 31, 2012 and 2011, respectively	2,160,055	801,681

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $6,273,113 and $5,707,043 at December 31, 2012 and 2011, respectively	2,864,314	1,804,249

Leasing costs, net of accumulated amortization of $1,312,085 and $1,205,985 at December 31, 2012 and 2011, respectively	687,828	737,968

Lease intangibles, net of accumulated amortization of $1,594,815 and $569,737 at December 31, 2012 and 2011, respectively	21,342,122	16,150,299

Other Assets	1,813,344	962,965

Total Assets	$370,092,832	$293,943,958

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2012	2011
LIABILITIES

Mortgages Payable	$117,376,142	$62,854,057

Notes Payable	43,530,005	56,443,898

Dividends and Distributions Payable	4,710,446	4,070,690

Deferred Revenue	1,930,783	2,394,163

Accrued Interest Payable	335,416	734,195

Accounts Payable and Accrued Expense
Capital expenditures	122,080	424,321
Operating	2,015,367	3,379,618
Interest Rate Swap	1,337,998	629,460

Deferred Income Taxes	705,000	705,000

Tenant Deposits	64,461	84,275

Total Liabilities	172,127,698	131,719,677

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common stock, $.0001 par value, 15,850,000 and 13,350,000 shares authorized, 11,436,044 and 9,851,914 shares issued and outstanding, respectively	1,144	985
Excess stock, $.0001 par value, 4,000,000 and 6,500,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Series A junior participating preferred stock, $.0001 par value, 150,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in-capital	217,768,918	181,069,633
Deficit	(21,166,509)	(20,918,494)
Accumulated other comprehensive income (loss)	(1,294,267)	(606,568)
Total Stockholders' Equity - Agree Realty Corporation	195,309,286	159,545,556
Non-controlling interest	2,655,848	2,678,725
Total Stockholders' Equity	197,965,134	162,224,281
Total Liabilities and Stockholders’ Equity	$370,092,832	$293,943,958

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Year Ended December 31,

	2012	2011	2010
Revenues
Minimum rents	$33,541,223	$28,359,204	$24,667,728
Percentage rents	27,616	34,404	34,518
Operating cost reimbursement	2,160,887	1,969,117	2,032,864
Development fee income	-	894,693	589,541
Other income	59,989	150,436	97,583
Total Revenues	35,789,715	31,407,854	27,422,234
Operating Expenses
Real estate taxes	1,902,943	1,899,470	1,533,207
Property operating expenses	1,101,753	1,176,191	1,110,577
Land lease payments	574,300	721,300	476,531
General and administrative	5,681,828	5,661,912	5,003,384
Depreciation and amortization	6,470,462	5,415,795	4,333,404
Impairment charge	-	600,000	6,160,000
Total Operating Expenses	15,731,286	15,474,668	18,617,103
Income from Operations	20,058,429	15,933,186	8,805,131
Other Income (Expense)
Interest expense, net	(5,134,283)	(3,956,818)	(3,460,998)
Gain on extinguishment of debt	-	2,360,231	-
Income From Continuing Operations	14,924,146	14,336,599	5,344,133
Discontinued Operations
Gain on sale of assets from discontinued operations	2,097,105	110,212	4,737,968
Income/(loss) from discontinued operations	1,582,343	(4,557,274)	5,545,733
Net Income	18,603,594	9,889,537	15,627,834
Less Net Income Attributable to Non-Controlling Interest	554,150	338,395	561,039
Net Income Attributable to Agree Realty Corporation	$18,049,444	$9,551,142	$15,066,795

Basic Earnings (Loss) Per Share
Continuing operations	$1.31	$1.44	$0.57
Discontinued operations	0.32	(0.45)	1.08
	$1.63	$0.99	$1.65
Diluted Earnings (Loss) Per Share
Continuing operations	$1.30	$1.44	$0.56
Discontinued operations	0.32	(0.45)	1.08
	$1.62	$0.99	$1.64
Other Comprehensive Income
Net income	$18,603,594	$9,889,537	$15,627,834
Other Comprehensive Income (Loss)	(708,538)	163,751	(718,458)
Total Comprehensive Income	17,895,056	10,053,288	14,909,376
Comprehensive Income Attributable to Non-Controlling Interest	(533,311)	(343,979)	(536,510)
Comprehensive Income Attributable to Agree Realty Corporation	$17,361,745	$9,709,309	$14,372,866

Weighted Average Number of Common Shares: Outstanding - Basic	11,071,318	9,637,365	9,155,659

Weighted Average Number of Common Shares: Outstanding - Dilutive	11,136,910	9,681,232	9,191,500

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Non- Controlling		Accumulated Other Comprehensive
	Shares	Amount	Paid-In Capital	Interest	Deficit	Income (Loss)
Balance, January 1, 2010	8,196,074	$820	$147,466,101	$3,063,567	$(10,632,798)	$(70,806)

Issuance of common stock, net of issuance costs	1,495,000	150	31,072,596
Issuance of restricted stock under the Equity Incentive Plan	88,550	9
Forfeiture of restricted stock	(20,610)	(3)
Vesting of restricted stock			1,166,656
Dividends and distributions declared $2.04 per share				(709,143)	(19,136,249)
Other comprehensive income (loss) - change in fair value of interest rate swap				(24,529)		(693,929)
Net income				561,039	15,066,795
Balance, December 31, 2010	9,759,014	976	179,705,353	2,890,934	(14,702,252)	(764,735)
Issuance of restricted stock under the Equity Incentive Plan	105,050	10
Forfeiture of restricted stock	(12,150)	(1)
Vesting of restricted stock			1,364,280
Dividends and distributions declared for the period $1.60 per share				(556,188)	(15,767,384)
Other comprehensive income (loss) - change in fair value of interest rate swap				5,584		158,167
Net income				338,395	9,551,142
Balance, December 31, 2011	9,851,914	985	181,069,633	2,678,725	(20,918,494)	(606,568)
Issuance of common stock, net of issuance costs	1,495,000	150	35,042,076
Issuance of restricted stock under the Equity Incentive Plan	94,850	9
Forfeiture of restricted stock	(5,720)
Vesting of restricted stock			1,657,209
Dividends and distributions declared for the period $1.60 per share				(556,188)	(18,297,459)
Other comprehensive income (loss) - change in fair value of interest rate swap				(20,839)		(687,699)
Net income				554,150	18,049,444
Balance, December 31, 2012	11,436,044	$1,144	$217,768,918	$2,655,848	$(21,166,509)	$(1,294,267)

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,

	2012	2011	2010
Cash Flows from Operating Activities
Net income	$18,603,594	$9,889,537	$15,627,834
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,792,281	6,055,225	5,810,159
Amortization	1,712,530	1,105,087	409,920
Stock-based compensation	1,657,209	1,364,280	1,166,656
Impairment charge	-	13,500,000	8,140,000
Gain on extinguishment of debt	-	(2,360,231)	-
Gain on sale of assets	(2,097,105)	(110,212)	(4,737,968)
(Increase) decrease in accounts receivable	(1,358,374)	528,448	656,707
(Increase) decrease in other assets	(864,294)	8,072	(114,467)
(Decrease) increase in accounts payable	(1,358,147)	1,951,420	(101,367)
Decrease in deferred revenue	(463,380)	(6,951,591)	(689,550)
Increase (decrease) in accrued interest	(398,779)	513,041	(39,858)
Increase (decrease) in tenant deposits	(19,814)	3,873	(16,883)
Net Cash Provided by Operating Activities	21,205,721	25,496,949	26,111,183

Cash Flows from Investing Activities
Acquisition of real estate investments (including capitalized interest of $149,054 in 2012, $0 in 2011, and $319,235 in 2010)	(84,516,078)	(37,113,613)	(47,024,502)
Payment of leasing costs	(55,960)	(197,259)	(368,167)
Net proceeds from sale of assets	15,315,728	8,058,520	14,204,502
Net Cash Used In Investing Activities	(69,256,310)	(29,252,352)	(33,188,167)
Cash Flows from Financing Activities
Proceeds from common stock offering	35,042,235	-	31,072,752
Line-of-credit borrowings	101,220,945	119,244,291	46,896,908
Line-of-credit repayments	(114,134,838)	(91,180,647)	(47,516,654)
Mortgage proceeds	48,640,000	-	-
Payments of mortgages payable	(3,164,654)	(4,229,352)	(4,026,022)
Dividends paid	(17,663,808)	(16,803,705)	(18,344,672)
Limited partners' distributions paid	(556,188)	(594,427)	(709,143)
Repayments of payables for capital expenditures	(424,321)	(286,078)	(352,430)
Payments for financing costs	(1,641,418)	(985,297)	(39,149)
Net Cash Provided by Financing Activities	47,317,953	5,164,785	6,981,590
Net Increase (Decrease) in Cash and Cash Equivalents	(732,636)	1,409,382	(95,394)
Cash and Cash Equivalents, beginning of period	2,002,663	593,281	688,675
Cash and Cash Equivalents, end of period	$1,270,027	$2,002,663	$593,281
Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$4,722,042	$4,458,292	$4,487,923
Cash paid for income tax	$318,289	$220,202	$293,720
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued under Stock Incentive Plan	$2,175,831	$2,312,056	$2,068,866
Dividends and limited partners' distributions declared and unpaid	$4,710,446	$4,070,690	$5,145,740
Real estate investments financed with accounts payable	$122,080	$424,321	$286,078
Forgiveness of mortgage debt	$9,173,789	$-	$-
Real estate acquisitions financed with debt assumption	$18,220,528	$3,403,603	$-

See accompanying notes to consolidated financial statements.

Agree Realty Corporation	Notes to Consolidated Financial Statements

1.	The Company

Agree Realty Corporation (the “Company”) is a self-administered, self-managed real estate investment trust (“REIT”), which is primarily engaged in the acquisition and development of single tenant properties net leased to industry leading retail tenants. At December 31, 2012, the Company's properties are comprised of 100 single tenant retail facilities and nine community shopping centers located in 27 states. During the year ended December 31, 2012, approximately 97% of the Company's annual base rental revenues was received from national and regional tenants under long-term leases, including approximately 30% from Walgreen Co. (“Walgreen”), 7% from Kmart Corporation, a wholly-owned subsidiary of Sears Holdings Corporation (“Kmart”) and 7% from CVS Caremark Corporation (“CVS”).

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of Agree Realty Corporation include the accounts of the Company, its majority-owned partnership, Agree Limited Partnership (the “Operating Partnership”), and its wholly-owned subsidiaries. The Company controlled, as the sole general partner, 97.05% and 96.59% of the Operating Partnership as of December 31, 2012 and 2011, respectively. All material intercompany accounts and transactions are eliminated.

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

Reclassifications

Certain reclassifications of prior period amounts have been made in the financial statements in order to conform to the 2012 presentation.

Fair Values of Financial Instruments

Certain of the Company’s assets and liabilities are disclosed or recorded at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various valuation methods including the market, income and cost approaches.  The assumptions used in the application of these valuation methods are developed from the perspective of market participants, pricing the asset or liability.  Inputs used in the valuation methods can be either readily observable, market corroborated, or generally unobservable inputs.  Whenever possible the Company attempts to utilize valuation methods that maximize the use of observable inputs and minimizes the use of unobservable inputs.  Based on the operability of the inputs used in the valuation methods the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Assets and liabilities measured, reported and/or disclosed at fair value will be classified and disclosed in one of the following three categories:

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

Agree Realty Corporation	Notes to Consolidated Financial Statements

The table below sets forth the Company’s fair value hierarchy for liabilities measured or disclosed at fair value as of December 31, 2012.

Liability:	Level 1	Level 2	Level 3	Carrying Value
Interest rate swaps	$-	$1,337,998	$-	$1,337,998
Mortgages payable	$-	$-	$119,581,000	$117,376,142
Note payable	$-	$43,530,005	$-	$43,530,005

The table below sets forth the Company’s fair value hierarchy for liabilities measured or disclosed at fair value as of December 31, 2011.

Liability:	Level 1	Level 2	Level 3	Carrying Value
Interest rate swap	$-	$629,460	$-	$629,460
Mortgages payable	$-	$-	$64,243,000	$62,854,057
Variable rate debt	$-	$56,443,898	$-	$56,443,898

The carrying amounts of the Company’s short-term financial instruments, which consist of cash, cash equivalents, receivables, and accounts payable, approximate their fair values. The fair value of the interest rate swaps were derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and discount rates reflecting the risks involved. The fair value of fixed and variable rate mortgages was derived using the present value of future mortgage payments based on estimated current market interest rates of 3.76% and 4.87% at December 31, 2012 and 2011, respectively.  The fair value of variable rate debt is estimated to be equal to the face value of the debt because the interest rates are floating and is considered to approximate fair value.

Real Estate Investments – Carrying Value of Assets

Real Estate Investments are stated at cost less accumulated depreciation. All costs related to planning, development and construction of buildings prior to the date they become operational, including interest and real estate taxes during the construction period, are capitalized for financial reporting purposes and recorded as “Property under development” until construction has been completed.

Subsequent to completion of construction, expenditures for property maintenance are charged to operations as incurred, while significant renovations are capitalized.

Depreciation and Amortization

Depreciation expense is computed using the straight-line method and estimated useful lives for buildings and improvements of 20 to 40 years and equipment and fixtures of 5 to 10 years.

Purchase Accounting for Acquisitions of Real Estate

Acquired Real Estate Investments have been accounted for using the purchase method of accounting and accordingly, the results of operations are included in the consolidated statements of operations and comprehensive income from the respective dates of acquisition. The Company allocates the purchase price to (i) land and buildings based on management’s internally prepared estimates of fair value and (ii) identifiable intangible assets or liabilities generally consisting of above- and below-market in-place leases and foregone leasing costs. The Company makes estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation techniques, including management’s analysis of comparable properties in the existing portfolio, to allocate the purchase price to acquired tangible and intangible assets.

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

Agree Realty Corporation	Notes to Consolidated Financial Statements

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

The fair value of intangible assets acquired is amortized to depreciation and amortization on the consolidated statements of operations and comprehensive income over the remaining term of the respective leases. The weighted average amortization period for the lease intangible costs is 19.9 years.

Real Estate Investments – Impairment Evaluation

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions. The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

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

Unamortized Deferred Expenses

Deferred expenses are stated net of total accumulated amortization. The nature and treatment of these capitalized costs are as follows: (1) financing costs, consisting of expenditures incurred to obtain long-term financing, are amortized using the effective interest method over the term of the related loan, (2) leasing costs, are amortized on a straight-line basis over the term of the related lease and (3) lease intangibles, are amortized over the remaining term of the lease acquired. The Company’s amortization expense for deferred expenses was $1,712,530, $1,105,087 and $409,920 for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table represents estimated aggregate amortization expense related to deferred expenses as of December 31, 2012.

Year Ending December 31,
2013	$1,881,155
2014	1,795,619
2015	1,523,036
2016	1,399,528
2017	1,355,536
Thereafter	16,939,390
Total	$24,894,264

Agree Realty Corporation	Notes to Consolidated Financial Statements

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

Development Fee Income

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

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2012, the Company believes it has qualified as a REIT. Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

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

Dividends

The Company declared dividends of $1.60, $1.60 and $2.04 per share during the years ended December 31, 2012, 2011, and 2010; the dividends have been reflected for federal income tax purposes as follows:

December 31,	2012	2011	2010
Ordinary income	$1.20	$1.57	$1.84
Return of capital	.40	.03	.20

Total	$1.60	$1.60	$2.04

The aggregate federal income tax basis of Real Estate Investments is approximately $18.7 million less than the financial statement basis.

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Year Ended December 31,
	2012	2011	2010
Weighted average number of common shares outstanding	11,321,498	9,854,285	9,322,509
Unvested restricted stock	250,180	216,920	166,850

Weighted average number of common shares outstanding used in basic earnings per share	11,071,318	9,637,365	9,155,659

Weighted average number of common shares outstanding used in basic earnings per share	11,071,318	9,637,365	9,155,659
Effect of dilutive securities:
Restricted stock	65,592	43,867	35,841

Weighted average number of common shares outstanding used in diluted earnings per share	11,136,910	9,681,232	9,191,500

Stock Based Compensation

The Company estimates fair value of restricted stock grants at the date of grant and amortizes those amounts into expense on a straight-line basis or amount vested, if greater, over the appropriate vesting period.

Recent Accounting Pronouncements

Effective January 1, 2012, guidance on how to measure fair value and on what disclosures to provide about fair value measurements has been converged with international standards. The adoption requires additional disclosures regarding fair value measurement; however, the adoption did not have a material effect on the Company’s financial statements.

Effective January 1, 2012, a new accounting standard modifies the options for presentation of other comprehensive income. The new standard requires the Company to present comprehensive income in either a single continuous statement or two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income. The adoption did impact the Company’s financial statement presentation.

Agree Realty Corporation	Notes to Consolidated Financial Statements

Effective June 30, 2012, a parent company that ceases to have a controlling financial interest in a subsidiary that is in-substance real estate because that subsidiary has defaulted on its non-recourse debt is required to apply real estate sales guidance to determine whether to derecognize the in-substance real estate. The adoption did not have any effect on the Company’s consolidated financial statements.

3.	Property Acquisitions

During 2012, the Company purchased 25 retail assets for approximately $82.3 million with a weighted average capitalization rate of 8.6% to obtain 100% control of the assets. The weighted average capitalization rate for these single tenant net leased properties was calculated by dividing the property net operating income by the purchase price. Property net operating income is defined as the straight-line rent for the base term of the lease less any property level expense (if any) that is not recoverable from the tenant. The aggregate acquisitions were allocated as follows: $32.7 million to land, $42.5 million to buildings and improvements, and $7.1 million to lease intangible costs. The acquisitions were substantially all cash purchases and there were no contingent considerations associated with these acquisitions. In one acquisition, the Company assumed debt of approximately $9.6 million and in another acquisition the Company assumed debt of approximately $8.6 million.

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

Total revenues of $2,310,000 and income before discontinued operations of $602,000 are included in the 2012 consolidated income statement for the aggregate 2012 acquisitions.

The following pro forma total revenue and income before discontinued operations for the 2012 acquisitions in aggregate, assumes the acquisitions had taken place on January 1, 2012 for the 2012 pro forma information, and on January 1, 2011 for the 2011 pro forma information (in thousands):

Supplemental pro forma for the year ended December 31, 2012 (1)
Total revenue	$38,061
Income before discontinued operations	$15,738

Supplemental pro forma for the year ended December 31, 2011 (1)
Total revenue	$34,679
Income before discontinued operations	$15,401

(1)	This unaudited pro forma supplemental information does not purport to be indicative of what our operating results would have been had the acquisitions occurred on January 1, 2012 or January 1, 2011 and may not be indicative of future operating results. Various acquisitions were of newly leased or constructed assets and may not have been in service for the full periods shown.

Agree Realty Corporation	Notes to Consolidated Financial Statements

4.	Impairment - Real Estate Investments

Management periodically assesses its Real Estate Investments for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of the Company to re-lease or sell properties that are vacant or become vacant. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company’s review of Real Estate Investments, including identifiable intangible assets, the Company recognized the following real estate impairments for the year ended December 31:

	2012	2011	2010

Continuing operations	$—	$600,000	$6,160,000
Discontinued operations	—	12,900,000	1,980,000

Total	$—	$13,500,000	$8,140,000

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

During 2012, the Company recorded no impairment charge related to Real Estate Investments. The loss of $13.5 million and $8.14 million represents an impairment charge related to Real Estate Investments which was included in net income during the years ended December 31, 2011 and 2010, respectively. The fair value of certain Real Estate Investments was calculated differently based on available information. Real Estate Investments considered to be measured based on Level 1 inputs were based on actual sales negotiations and bona fide purchase offers received from third parties. Real Estate Investments considered to be measured based on Level 2 inputs were based on broker opinions of value or analysis of recent comparable sales transactions. Real Estate Investments considered to be measured based on Level 3 inputs were based on an internal valuation model using discounted cash flow analyses and income capitalization using market lease rates and market cap rates. These cash flow projections incorporate assumptions developed from the perspective of market participants valuing the Real Estate Investments.

Agree Realty Corporation	Notes to Consolidated Financial Statements

5.	Mortgages Payable

Mortgages payable consisted of the following:

	December 31, 2012	December 31, 2011
Note payable in monthly installments of interest only at LIBOR plus 160 basis points, swapped to a fixed rate of 2.49% with balloon payment due April 4, 2018; collateralized by related real estate and tenants' leases	$25,000,000	$-

Note payable in monthly installments of interest only at 3.60% per annum, with balloon payment due January 1, 2023; collateralized by related real estate and tenants' leases	23,640,000	-

Note payable in monthly principal installments of $47,250 plus interest at 170 and 150 basis points over LIBOR at December 31, 2012 and 2011, respectively, currently swapped to a fixed rate of 3.74%. A final balloon payment in the amount of $19,744,758 is due on May 14, 2017 unless extended for a two year period at the option of the Company, collateralized by related real estate and tenants’ leases	22,601,978	23,150,078

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	10,320,440	11,413,113

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	10,042,152	10,497,009

Note payable in monthly installments of $60,097 including interest at 5.08% per annum, with a final balloon payment in the amount of $9,167,573 due June 2014; collateralized by related real estate and tenants’ leases	9,509,011	-

Note payable in monthly installments of $128,205 including interest at 11.20% per annum; collateralized by related real estate and tenants’ leases. Consensual deed-in-lieu of foreclosure satisfied the loan in March 2012	-	9,173,789

Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with the final monthly payment due February 2017; collateralized by related real estate and tenants’ leases	4,340,850	5,216,465

Note payable in monthy interest-only installments of $48,467 at 6.56% annum, with a balloon payment in the amount of $8,580,000 due June 11, 2016; collateralized by related real estate and tenants’ leases	8,580,000	-

Note payable in monthly installments of $23,004 including interest at 6.24% per annum, with the final balloon payment of $2,766,628 due February 2020; collateralized by related real estate and tenant lease	3,341,711	3,403,603
Total	$117,376,142	$62,854,057

Agree Realty Corporation	Notes to Consolidated Financial Statements

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

In May 2012, the Company assumed a loan in the amount of $9,640,000 in conjunction with the acquisition of a property. The loan matures June 1, 2014 and carries a 5.08% interest rate.

In June 2012, the Company entered into an amendment and restatement of the mortgage loan in the amount of $22,882,778 to provide for an extension of the maturity date to May 14, 2017, with an option to extend for two years to May 14, 2019, subject to certain conditions. Borrowings under the loan bear interest at LIBOR plus a spread of 170 basis points and require monthly principal repayments. Monthly interest payments have been swapped to a fixed rate of 3.744% to June 30, 2013 and 3.62% thereafter until maturity.

In July 2012, the Company assumed a loan in the amount of $8,580,000 in conjunction with the acquisition of property. The loan matures June 2016 and carries a 6.56% interest rate.

In December 2012, the Company entered into a $25,000,000 non-recourse mortgage loan secured by 11 properties. The interest-only loan matures April 4, 2018 and carries an interest rate of LIBOR plus 160 basis points which has been swapped to a fixed rate of 2.49%. In December 2012, the Company also entered into a $23,640,000 non-recourse mortgage loan secured by 12 properties. The interest-only loan matures January 1, 2023 and carries a 3.60% interest rate.

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At December 31, 2012, the mortgage debt of $22,601,978 is recourse debt and is secured by a limited guaranty of payment and performance by us for approximately 50% of the loan amount. We have entered into mortgage loans which are secured by multiple properties and contain cross-default and cross-collateralization provisions. Cross-collateralization provisions allow a lender to foreclose on multiple properties in the event that we default under the loan. Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan.

The Company was in compliance with covenant terms for all mortgages payable at December 31, 2012.

As of December 31, 2012, the future scheduled principal payments on mortgages payable are as follows (in thousands):

For the Year Ending December 31,
2013	$3,478
2014	12,730
2015	3,692
2016	12,520
2017	22,490
Thereafter	62,466

Total	$117,376

The weighted average interest rate at December 31, 2012 and 2011 was 4.43% and 6.20%, respectively.

Agree Realty Corporation	Notes to Consolidated Financial Statements

6.	Notes Payable

The Operating Partnership has in place an $85,000,000 unsecured revolving credit facility (“Credit Facility”), which is guaranteed by the Company. Subject to customary conditions, at the Company’s option, total commitments under the Credit Facility may be increased up to an aggregate of $135,000,000. The Company intends to use borrowings under the Credit Facility for general corporate purposes, including working capital, development and acquisition activities, capital expenditures, repayment of indebtedness or other corporate activities. In December 2012, the Company entered into an amendment to the Credit Facility which extended the maturity and provided for a reduction in the interest rate. The Credit Facility matures on October 26, 2015, and may be extended, at the Company’s election, for two one-year terms to October 26, 2017, subject to certain conditions. Borrowings under the Credit Facility bear interest at LIBOR plus a spread of 150 to 215 basis points depending on the Company’s leverage ratio. As of December 31, 2012, $43,530,005 was outstanding under the Credit Facility bearing a weighted average interest rate of 2.39%, and $41,469,995 was available for borrowing (subject to customary conditions to borrowing). At December 31, 2011, $56,443,898 was outstanding under the Credit Facility bearing a weighted average interest rate of 2.18%.

The Credit Facility contains customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties, and permitted investments. The Company was in compliance with the covenant terms at December 31, 2012 and 2011.

7.	Dividends and Distribution Payable

On December 4, 2012, the Company declared a dividend of $.40 per share for the quarter ended December 31, 2012. The holders of limited partnership interest in the Operating Partnership (“OP Units”) were entitled to an equal distribution per OP Unit held as of December 31, 2012. The dividends and distributions payable are recorded as liabilities in the Company's consolidated balance sheet at December 31, 2012. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. These amounts were paid on January 2, 2013.

On December 6, 2011, the Company declared a dividend of $.40 per share for the quarter ended December 31, 2011. The holders OP Units were entitled to an equal distribution per OP Unit held as of December 31, 2011. The dividends and distributions payable are recorded as liabilities in the Company's consolidated balance sheet at December 31, 2011. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners' non-controlling interest. These amounts were paid on January 3, 2012.

8.	Deferred Revenue

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

The remaining deferred revenue of approximately $1.9 million will be recognized over approximately 4.1 years.

9.	Derivative Instruments and Hedging Activity

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risk, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and, to a limited extent, the use of derivative instruments.

Agree Realty Corporation	Notes to Consolidated Financial Statements

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements and add stability to interest expense. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the agreement without exchange of the underlying notional amount.

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

On December 4, 2012, the Company entered into interest rate swap agreements for a notional amount of $25,000,000, effective December 6, 2012 and ending on April 4, 2018. The Company entered into these derivative instruments to hedge against changes in future cash flows related to changes in interest rates on $25,000,000 of variable rate borrowings outstanding. Under the terms of the interest rate swap agreements, the Company will receive from the counterparty interest on the notional amount based on one month LIBOR and will pay to the counterparty a fixed rate of .885%. This swap effectively converted $25,000,000 of variable-rate borrowings to fixed-rate borrowings beginning on December 6, 2012 and through April 4, 2018.

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) for the year ended December 31, 2012 to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense. For the year ended December 31, 2012, the Company has determined these derivative instruments to be effective hedges.

The company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
	December 31,	December 31,	December 31,	December 31,
Interest Rate Derivatives	2012	2011	2012	2011

Interest Rate Swap	3	1	$47,601,978	$23,150,078

Agree Realty Corporation	Notes to Consolidated Financial Statements

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets.

	Liability Derivatives
	December 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	Other Liabilities	$1,337,998	Other Liabilities	$629,460

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and other comprehensive loss for the years ended December 31, 2012 and 2011.

Derivatives in Cash Flow Hedging Relationships	Amount of Income/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Income/(Loss) Reclassifed from Accumulated OCI into Income (Effective Portion)	Amount of Income/(Loss) Reclassified from Accumulated OCI into Expense (Effective Portion)		Location of Loss Recognized In Income of Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing and Missed Forecasted Transactions)
	2012	2011		2012	2011		2012	2011

Interest rate swaps	$(708,538)	$163,751	Interest Expense	$(470,055)	$(470,703)		$-	$-

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of December 31, 2012.

10.	Income Taxes

The Company is subject to the provisions of Financial Accounting Standards Board Accounting Standard Codification 740-10 (“FASB ASC 740-10”), and has analyzed its various federal and state filing positions. The Company believes that its income tax filing positions and deductions are documented and supported. Additionally the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FASB ASC 740-10. The Company’s Federal income tax returns are open for examination by taxing authorities for all tax years after December 31, 2008. The Company has elected to record any related interest and penalties, if any, as income tax expense on the consolidated statements of operations and comprehensive income.

For income tax purposes, the Company has certain TRS entities that have been established and in which certain real estate activities are conducted.

As of December 31, 2012, the Company has estimated a current income tax liability of approximately $17,700 and a deferred income tax liability in the amount of $705,000. As of December 31, 2011, the Company had estimated a current income tax liability of approximately $128,000 and a deferred income tax liability in the amount of $705,000. This deferred income tax balance represents the federal and state tax effect of deferring income tax in 2007 on the sale of an asset under section 1031 of the Internal Revenue Code. This transaction was accrued within the TRS entities described above. During the years ended December 31, 2012, and 2011, we incurred total current federal and state tax expense of $211,000, and $429,000, respectively.

11.	Stock Incentive Plan

The Company established a stock incentive plan in 1994 (the “1994 Plan”) under which options were granted. The options had an exercise price equal to the initial public offering price ($19.50/share), could be exercised in increments of 25% on each anniversary of the date of the grant, and expire upon employment termination. All options granted under the 1994 Plan have been exercised. In 2005, the Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), which replaced the 1994 Plan. The 2005 Plan authorizes the issuance of a maximum of one million shares of common stock. No options were granted during 2012, 2011 or 2010.

12.	Stock Based Awards

Restricted common stock is granted to certain employees as part of the Company's 2005 Plan. As of December 31, 2012, there was $4,052,000 of total unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.18 years. The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock. The forfeiture rate was based on historical results and trends and the Company does not consider discount rates to be material.

Agree Realty Corporation	Notes to Consolidated Financial Statements

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The Company granted 94,850, 105,050, and 88,550 shares of restricted stock in 2012, 2011 and 2010, respectively to employees and sub-contractors under the 2005 Plan. The restricted shares vest over a five-year period based on continued service to the Company.

Restricted share activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Unvested restricted stock at January 1, 2010	140,980	$22.70
Restricted stock granted	88,550	$23.36
Restricted stock vested	(42,070)	$25.72
Restricted stock forfeited	(20,610)	$25.06

Unvested restricted stock at December 31, 2010	166,850	$22.00

Restricted stock granted	105,050	$22.01
Restricted stock vested	(42,830)	$22.48
Restricted stock forfeited	(12,150)	$22.22

Unvested restricted stock at December 31, 2011	216,920	$21.74

Restricted stock granted	94,850	$24.40
Restricted stock vested	(55,870)	$21.87
Restricted stock forfeited	(5,720)	$24.32

Unvested restricted stock at December 31, 2012	250,180	$22.66

13.	Profit-Sharing Plan

The Company has a discretionary profit-sharing plan whereby it contributes to the plan such amounts as the Board of Directors of the Company determines. The participants in the plan cannot make any contributions to the plan. Contributions to the plan are allocated to the employees based on their percentage of compensation to the total compensation of all employees for the plan year. Participants in the plan become fully vested after six years of service. No contributions were made to the plan in 2012, 2011, or 2010.

14.	Rental Income

The Company leases premises in its properties to tenants pursuant to lease agreements, which provide for terms ranging generally from five to 25 years. The majority of leases provide for additional rents based on tenants' sales volume. The weighted average remaining lease term is 12.1 years.

As of December 31, 2012, the future minimum rentals for the next five years from rental property under the terms of all non-cancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows (in thousands):

For the Year Ending December 31,
2013	$36,643
2014	35,967
2015	34,245
2016	31,478
2017	30,935
Thereafter	296,439

Total	$465,707

Agree Realty Corporation	Notes to Consolidated Financial Statements

Of these future minimum rentals, approximately 38.6% of the total is attributable to Walgreens, approximately 1.3% of the total is attributable to Kmart and approximately 9.7% is attributable to CVS. Walgreens operates in the national drugstore chain industry, Kmart’s principal business is general merchandise retailing through a chain of discount department stores and CVS is a leading pharmacy provider. The loss of any of these anchor tenants or the inability of any of them to pay rent could have an adverse effect on the Company’s business.

The Company’s properties are located primarily in the Midwestern United States and in particular Michigan. Of the Company’s 109 properties, 47 are located in Michigan.

15.	Lease Obligations

The Company has entered into certain land lease agreements for four of its properties. Rent expense was $574,300, $721,300, and $476,531 for the years ending December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, future annual lease commitments under these agreements are as follows:

For the Year Ending December 31,
2013	$415,900
2014	415,900
2015	415,900
2016	415,900
2017	415,900
Thereafter	8,677,521

Total	$10,757,021

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

During 2012, the Company sold six non-core properties, a vacant office property for approximately $650,000; two vacant single tenant properties for $4,460,000; a Kmart anchored shopping center in Charlevoix, Michigan for $3,500,000, and two Kmart anchored shopping centers, one in Plymouth, Wisconsin and one in Shawano, Wisconsin for $7,475,000. In addition, the Company conveyed the four mortgaged properties, which were subject to the Crossed Loans, to the lender pursuant to a consensual deed-in-lieu-of-foreclosure process that satisfied the loans, which had an aggregate principal amount outstanding of approximately $9.2 million as of December 31, 2011. See Note 5 for more information on the Crossed Loans. The Company also classified a single tenant property located in Ypsilanti, Michigan as held for sale on December 31, 2012. The Company completed the sale of the Ypsilanti property for approximately $5,600,000 on January 11, 2013.

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

The results of operations for these properties are presented as discontinued operations in the Company’s Consolidated Statements of Operations and Comprehensive Income. The revenues for the properties were $2,767,109, $12,628,824 and $11,545,705 for the years ended December 31, 2012, 2011 and 2010, respectively. The expenses for the properties were $819,688, $17,186,098 and $5,999,972 for the years ended December 31, 2012, 2011 and 2010, respectively.

Agree Realty Corporation	Notes to Consolidated Financial Statements

The Company elected to not allocate consolidated interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations. Interest expense that was directly attributable to the discontinued operations was $-0-, $1,313,875 and $1,250,946 for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in the above expense amounts.

The results of income (loss) from discontinued operations allocable to non-controlling interest was $109,601, ($152,167) and $369,185 for the years ended December 31, 2012, 2011 and 2010, respectively.

17.	Interim Results (Unaudited)

The following summary represents the unaudited results of operations of the Company, expressed in thousands except per share amounts, for the periods from January 1, 2011 through December 31, 2012. Certain amounts have been reclassified to conform to the current presentation of discontinued operations:

2012

Three Months Ended

	March 31,	June 30,	September 30,	December 31,

Revenues	$8,386	$8,633	$9,193	$9,578

Net Income	$4,742	$5,090	$4,025	$4,747

Earnings Per Share – Diluted	$.43	$.44	$.35	$.40

2011

Three Months Ended

	March 31,	June 30,	September 30,	December 31,

Revenues	$8,151	$7,873	$7,640	$7,743

Net Income (Loss)	$4,700	$3,823	$(1,855)	$3,221

Earnings (Loss) Per Share – Diluted	$.47	$.38	$(.19)	$.32

18.	Subsequent Events

In January 2013, the Company granted 82,050 shares of restricted stock to employees and associates under the 2005 Plan. The restricted shares vest over a five year period based on continued service to the Company.

On January 14, 2013, the Company completed a secondary offering of 1,725,000 shares of common stock, including 225,000 shares pursuant to the underwriters’ overallotment option. The offering raised net proceeds of approximately $44.9 million after deducting the underwriting discount and other expenses. The net proceeds of the offering were used to pay down amounts outstanding under the Credit Facility and for general corporate purposes.

On March 5, 2013, the Company declared a dividend of $.41 per share for the quarter ending March 31, 2013 for holders of record on March 29, 2013. The holders of OP Units are also entitled to an equal distribution per OP Unit held as of March 29, 2013. The amounts are to be paid on April 9, 2013.

The Company evaluates events occurring after the date of the financial statements for events requiring recording or disclosure in the financial statements.

Agree Realty Corporation	December 31, 2012
Schedule III – Real Estate and Accumulated Depreciation

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which
				Costs	Gross Amount at Which Carried at Close of					Depreciation in
		Initial Cost		Capitalized	Period					Latest Income
			Building and	Subsequent to		Building and		Accumulated	Date of	Statement is
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction	Computed
Completed Retail Facilities
Borman Center, MI	$1,994,912	$550,000	$562,404	$1,087,596	$550,000	$1,650,000	$2,200,000	$1,535,521	1977	40 Years
Capital Plaza, KY	2,025,087	7,379	2,240,607	3,434,142	7,379	5,674,749	5,682,128	2,602,497	1978	40 Years
Chippewa Commons, WI	3,198,467	1,197,150	6,367,560	492,995	1,197,150	6,860,555	8,057,705	3,739,049	1990	40 Years
Grayling Plaza, MI	-	200,000	1,778,657	-	200,000	1,778,657	1,978,657	1,277,165	1984	40 Years
Ironwood Commons, MI	3,199,114	167,500	8,181,306	1,620,034	167,500	9,801,340	9,968,840	4,554,128	1991	40 Years
Marshall Plaza Two, MI	2,276,409	-	4,662,230	159,688	-	4,821,918	4,821,918	2,581,873	1990	40 Years
North Lakeland Plaza, FL	4,371,619	1,641,879	6,364,379	1,995,896	1,641,879	8,360,275	10,002,154	4,691,158	1987	40 Years
Oscoda Plaza, MI	-	183,295	1,872,854	-	183,295	1,872,854	2,056,149	1,341,850	1984	40 Years
Petoskey Town Center, MI	3,229,655	875,000	8,895,289	392,154	875,000	9,287,443	10,162,443	4,979,742	1990	40 Years
Rapids Associates, MI	3,430,195	705,000	6,854,790	2,157,041	705,000	9,011,831	9,716,831	4,118,597	1990	40 Years
West Frankfort Plaza, IL	-	8,002	784,077	150,869	8,002	934,946	942,948	651,056	1982	40 Years
Omaha Store, NE	-	150,000	-	-	150,000	-	150,000	-	1995	40 Years
Wichita Store, KS	1,669,449	1,039,195	1,690,644	(48,910)	1,139,677	1,541,252	2,680,929	714,832	1995	40 Years
Monroeville, PA	-	6,332,158	2,249,724	(3,980,000)	3,153,890	1,447,992	4,601,882	866,624	1996	40 Years
Boynton Beach, FL	1,871,941	1,534,942	2,043,122	3,976,385	1,534,942	6,019,507	7,554,449	1,273,714	1996	40 Years
Lawrence, KS	-	981,331	3,000,000	(1,510,873)	419,791	2,050,667	2,470,458	1,149,761	1997	40 Years
Waterford, MI	1,045,277	971,009	1,562,869	135,390	971,009	1,698,259	2,669,268	635,810	1997	40 Years
Chesterfield Township, MI	1,147,721	1,350,590	1,757,830	(46,164)	1,350,590	1,711,666	3,062,256	621,061	1998	40 Years
Grand Blanc, MI	1,096,499	1,104,285	1,998,919	43,929	1,104,285	2,042,848	3,147,133	708,600	1998	40 Years
Pontiac, MI	1,051,354	1,144,190	1,808,955	(113,506)	1,144,190	1,695,449	2,839,639	605,710	1998	40 Years
Mt Pleasant Shopping Ctr, MI	3,358,016	907,600	8,081,968	1,024,052	907,600	9,106,020	10,013,620	4,157,329	1973	40 Years
Rochester, MI	2,068,217	2,438,740	2,188,050	1,949	2,438,740	2,189,999	4,628,739	739,101	1999	40 Years
Ypsilanti, MI	1,868,001	2,050,000	2,222,097	32,641	2,050,000	2,254,738	4,304,738	731,928	1999	40 Years
Petoskey, MI	1,299,344	-	2,332,473	1,179	-	2,333,652	2,333,652	738,902	2000	40 Years
Flint, MI	1,959,852	2,026,625	1,879,700	(1,201)	2,026,625	1,878,499	3,905,124	563,556	2000	40 Years
Flint, MI	1,686,361	1,477,680	2,241,293	-	1,477,680	2,241,293	3,718,973	665,380	2001	40 Years
New Baltimore, MI	1,438,670	1,250,000	2,285,781	(16,502)	1,250,000	2,269,279	3,519,279	645,501	2001	40 Years
Flint, MI	3,297,872	1,729,851	1,798,091	660	1,729,851	1,798,751	3,528,602	481,504	2002	40 Years
Indianapolis, IN	-	180,000	1,117,617	-	180,000	1,117,617	1,297,617	283,354	2002	40 Years
Big Rapids, MI	1,103,783	1,201,675	2,014,107	(2,000)	1,201,675	2,012,107	3,213,782	490,492	2003	40 Years
Flint, MI	-	-	471,272	(201,809)	-	269,463	269,463	98,802	2003	20 Years
Canton Twp, MI	1,105,640	1,550,000	2,132,096	23,020	1,550,000	2,155,116	3,705,116	489,342	2003	40 Years
Flint, MI	3,822,172	1,537,400	1,961,674	-	1,537,400	1,961,674	3,499,074	433,287	2004	40 Years
Webster, NY	1,092,923	1,600,000	2,438,781	-	1,600,000	2,438,781	4,038,781	536,028	2004	40 Years
Albion, NY	1,335,994	1,900,000	3,037,864	-	1,900,000	3,037,864	4,937,864	617,069	2004	40 Years
Flint, MI	2,922,109	1,029,000	2,165,463	(6,666)	1,029,000	2,158,797	3,187,797	438,465	2004	40 Years
Lansing, MI	-	785,000	348,501	3,045	785,000	351,546	1,136,546	74,668	2004	40 Years
Boynton Beach, FL	-	1,569,000	2,363,524	-	1,569,000	2,363,524	3,932,524	512,623	2004	40 Years
Midland, MI	1,218,070	2,350,000	2,313,413	2,070	2,350,000	2,315,483	4,665,483	431,665	2005	40 Years
Grand Rapids, MI	3,126,304	1,450,000	2,646,591	-	1,450,000	2,646,591	4,096,591	485,210	2005	40 Years

Agree Realty Corporation	December 31, 2012
Schedule III – Real Estate and Accumulated Depreciation

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which
				Costs	Gross Amount at Which Carried at Close of					Depreciation in
		Initial Cost		Capitalized	Period					Latest Income
			Building and	Subsequent to		Building and		Accumulated	Date of	Statement is
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction	Computed
Delta Township, MI	3,264,217	2,075,000	2,535,971	7,004	2,075,000	2,542,975	4,617,975	455,675	2005	40 Years
Roseville, MI	2,467,777	1,771,000	2,327,052	-	1,771,000	2,327,052	4,098,052	414,504	2005	40 Years
Mt Pleasant, MI	1,252,087	1,075,000	1,432,390	4,787	1,075,000	1,437,177	2,512,177	254,487	2005	40 Years
N Cape May, NJ	-	1,075,000	1,430,092	495	1,075,000	1,430,587	2,505,587	253,330	2005	40 Years
Summit Twp, MI	1,512,440	998,460	1,336,357	-	998,460	1,336,357	2,334,817	210,175	2006	40 Years
Livonia, MI	4,479,150	1,200,000	3,441,694	817,589	1,200,000	4,259,283	5,459,283	565,098	2007	40 Years
Barnesville, GA	-	932,500	2,091,514	5,490	932,500	2,097,004	3,029,504	273,018	2007	40 Years
East Lansing, MI	-	1,450,000	1,002,192	140,169	1,450,000	1,142,361	2,592,361	149,804	2007	40 Years
Plainfield, IN	1,508,757	4,549,758	-	62,884	4,612,642	-	4,612,642	-	2007	40 Years
Macomb Township, MI	4,178,129	2,621,500	3,484,212	(83,479)	2,537,222	3,485,011	6,022,233	421,088	2008	40 Years
Shelby Township, MI	3,573,960	2,055,174	2,533,876	47,775	2,058,474	2,578,351	4,636,825	283,886	2008	40 Years
Silver Springs Shores, FL	3,637,014	1,975,000	2,504,112	(5,400)	1,975,000	2,498,712	4,473,712	250,007	2009	40 Years
Brighton, MI	-	1,365,000	2,802,036	5,615	1,365,000	2,807,651	4,172,651	268,987	2009	40 Years
Port St John, FL	-	2,320,860	2,402,641	880	2,320,860	2,403,521	4,724,381	220,308	2009	40 Years
Lowell, MI	1,005,838	890,000	1,930,182	10,190	890,000	1,940,372	2,830,372	157,591	2009	40 Years
Southfield, MI	1,483,000	1,200,000	125,616	2,064	1,200,000	127,690	1,327,690	10,233	2009	40 Years
Atchison, KS	1,172,368	943,750	3,021,672	-	823,170	3,142,252	3,965,422	194,883	2010	40 Years
Johnstown, OH	2,384,927	485,000	2,799,502	-	485,000	2,799,502	3,284,502	174,970	2010	40 Years
Lake in the Hills, IL	1,482,286	2,135,000	3,328,560	-	1,690,000	3,773,560	5,463,560	230,285	2010	40 Years
Concord, NC	2,388,865	7,676,305	-	-	7,676,305	-	7,676,305	-	2010	40 Years
Antioch, IL	1,669,449	1,087,884	-	-	1,087,884	-	1,087,884	-	2010	40 Years
St Augustine Shores, FL	-	1,700,000	1,973,929	(4,754)	1,700,000	1,969,175	3,669,175	104,474	2010	40 Years
Atlantic Beach, FL	3,452,182	1,650,000	1,904,357	1,262	1,650,000	1,905,619	3,555,619	103,117	2010	40 Years
Mansfield, CT	2,170,284	700,000	1,902,191	508	700,000	1,902,699	2,602,699	101,078	2010	40 Years
Spring Grove, IL	2,313,000	1,191,199	-	968	1,192,167	-	1,192,167	-	2010	40 Years
Ann Arbor, MI	-	-	3,061,507	2,623,823	2,660,582	3,024,748	5,685,330	170,363	2010	40 Years
Tallahassee, FL	1,628,000	-	1,482,462	-	-	1,482,462	1,482,462	75,668	2010	40 Years
Wilmington, NC	2,186,000	1,500,000	1,348,591	-	1,500,000	1,348,591	2,848,591	61,810	2011	40 Years
Marietta, GA	900,000	575,000	696,297	6,359	575,000	702,656	1,277,656	26,269	2011	40 Years
Baltimore, MD	2,534,000	2,610,430	-	(3,447)	2,606,983	-	2,606,983	-	2011	40 Years
Dallas, TX	1,844,000	701,320	778,905	1,042,730	701,320	1,821,635	2,522,955	53,655	2011	40 Years
Chandler, AZ	1,550,203	332,868	793,898	360	332,868	794,258	1,127,126	24,858	2011	40 Years
New Lenox, IL	1,192,464	1,422,488	-	-	1,422,488	-	1,422,488	-	2011	40 Years

Agree Realty Corporation	December 31, 2012
Schedule III – Real Estate and Accumulated Depreciation

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which
				Costs	Gross Amount at Which Carried at Close of					Depreciation in
		Initial Cost		Capitalized	Period					Latest Income
			Building and	Subsequent to		Building and		Accumulated	Date of	Statement is
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction	Computed
Roseville, CA	4,752,000	2,800,000	3,695,455	(96,364)	2,695,636	3,703,455	6,399,091	123,381	2011	40 Years
Fort Walton Beach, FL	1,768,000	542,200	1,958,790	303	542,200	1,959,093	2,501,293	53,054	2011	40 Years
Leawood, KS	3,341,711	989,622	3,003,541	16,198	989,622	3,019,739	4,009,361	75,493	2011	40 Years
Salt Lake City, UT	4,948,724	-	6,810,104	(44,417)	-	6,765,687	6,765,687	204,611	2011	40 Years
Burton, MI	-	80,000	-	-	80,000	-	80,000	-	2011
Macomb Township, MI	1,793,000	1,605,134	-	-	1,605,134	-	1,605,134	-	2012	40 Years
Madison, AL	1,552,000	675,000	1,317,927	-	675,000	1,317,927	1,992,927	32,948	2012	40 Years
Walker, MI	887,000	219,200	1,024,738	-	219,200	1,024,738	1,243,938	19,211	2012	40 Years
Portland, OR	9,509,011	7,969,403	-	-	7,969,403	-	7,969,403	-	2012	40 Years
Cochran, GA	-	365,714	2,053,726	-	365,714	2,053,726	2,419,440	25,672	2012	40 Years
Baton Rouge, LA	1,073,217	-	1,188,322	-	-	1,188,322	1,188,322	17,330	2012	40 Years
Southfield, MI	-	1,178,215	-	-	1,178,215	-	1,178,215	-	2012	40 Years
Clifton Heights, PA	3,892,966	2,543,941	3,038,561	-	2,543,941	3,038,561	5,582,502	34,817	2012	40 Years
Newark, NJ	2,488,653	2,117,547	4,777,516	-	2,117,547	4,777,516	6,895,063	54,742	2012	40 Years
Vineland, DE	2,198,380	4,102,710	1,501,854	-	4,102,710	1,501,854	5,604,564	17,209	2012	40 Years
Fort Mill, SC	-	750,000	1,187,380	-	750,000	1,187,380	1,937,380	12,369	2012	40 Years
Spartanburg, SC	-	250,000	765,714	-	250,000	765,714	1,015,714	7,179	2012	40 Years
Springfield, IL	-	302,520	653,654	-	302,520	653,654	956,174	5,447	2012	40 Years
Jacksonville, FL	-	676,930	1,482,748	-	676,930	1,482,748	2,159,678	12,356	2012	40 Years
Morrow, GA	-	525,000	1,383,489	-	525,000	1,383,489	1,908,489	8,647	2012	40 Years
Charlotte, NC	-	1,822,900	3,531,275	-	1,822,900	3,531,275	5,354,175	14,714	2012	40 Years
Lyons, GA	-	121,627	2,155,635	-	121,627	2,155,635	2,277,262	4,491	2012	40 Years
Fuquay-Varina, NC	-	2,042,225	1,763,768	-	2,042,225	1,763,768	3,805,993	3,675	2012	40 Years
Minneapolis, MN	-	1,088,015	345,958	-	1,088,015	345,958	1,433,973	721	2012	40 Years
Lake Zurich, IL	-	780,974	7,909,277	-	780,974	7,909,277	8,690,251	8,239	2012	40 Years
Lebanon, VA	-	300,000	612,582	-	300,000	612,582	912,582	-	2012	40 Years
Harlingen, TX	-	430,000	1,614,378	-	430,000	1,614,378	2,044,378	-	2012	40 Years
Wichita, TX	-	340,000	1,530,971	-	340,000	1,530,971	1,870,971	-	2012	40 Years
Pensacola, FL	-	650,000	1,165,415	-	650,000	1,165,415	1,815,415	-	2012	40 Years
Pensacola, FL	-	400,000	1,507,583	-	400,000	1,507,583	1,907,583	-	2012	40 Years

Agree Realty Corporation	December 31, 2012
Schedule III – Real Estate and Accumulated Depreciation

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which
				Costs	Gross Amount at Which Carried at Close of					Depreciation in
		Initial Cost		Capitalized	Period					Latest Income
			Building and	Subsequent to		Building and		Accumulated	Date of	Statement is
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction	Computed
Venice, FL	-	1,300,196	-	-	1,300,196	-	1,300,196	-	2012	40 Years
Sub Total	159,746,086	8,764,198	223,168,741	15,366,696	134,740,784	240,204,708	374,945,492	58,508,881

Property Held for Sale
Ypsilanti, MI	1,160,061	1,850,000	3,034,335	1,224	1,850,000	3,035,559	4,885,559	347,807	2008	40 Years

Total Completed	160,906,147	10,614,198	226,203,076	15,367,920	136,590,784	243,240,267	379,831,051	58,856,688

Retail Facilities Under Development
Rancho Cordova, CA	-	3,500,000	1,947,084	-	3,500,000	1,947,084	5,447,084	-	N/A	N/A
Kissimmee, FL	-	1,425,000	689,301	-	1,425,000	689,301	2,114,301	-	N/A	N/A
Pinellas Park, FL	-	1,804,000	375,757	-	1,804,000	375,757	2,179,757	-	N/A	N/A
Casselberry, FL	-	2,600,000	348,602	-	2,600,000	348,602	2,948,602	-	N/A	N/A
Ann Arbor, MI	-	5,800,000	54,781	-	5,800,000	54,781	5,854,781	-	N/A	N/A
Other	-	-	436,254	-	-	436,254	436,254	-	N/A	N/A

Sub Total	-	15,129,000	3,851,779	-	15,129,000	3,851,779	18,980,779	-

Total	$160,906,147	$25,743,198	$230,054,855	$15,367,920	$151,719,784	$247,092,046	$398,811,830	$58,856,688

Agree Realty Corporation	December 31, 2012
Notes to Schedule III

1.	Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2010 to December 31, 2012.

	2012	2011	2010

Balance at January 1	$340,073,911	$339,492,832	$320,444,168
Construction and acquisition cost	97,418,031	31,219,239	39,107,853
Impairment charge	-	(13,500,000)	(8,140,000)
Disposition of real estate	(38,680,112)	(17,138,160)	(11,919,189)

Balance at December 31	$398,811,830	$340,073,911	$339,492,832

2.	Reconciliation of Accumulated Depreciation

The following table reconciles the Real Estate Properties from January 1, 2010 to December 31, 2012.

	2012	2011	2010

Balance at January 1	$68,589,778	$67,383,413	$64,076,469
Current year depreciation expense	5,726,319	6,005,270	5,759,599
Disposition of real estate	(15,459,409)	(4,798,905)	(2,452,655)
	-

Balance at December 31	$58,856,688	$68,589,778	$67,383,413

3.	Tax Basis of Building and Improvements

The aggregate cost of Building and Improvements for federal income tax purposes is approximately

$18,722,000 less than the cost basis used for financial statement purposes.

