Form 10-Q
period 2013-03-31
AGREE REALTY CORP
filed 2013-05-03
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013, or

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

As of April 29, 2013, the Registrant had 13,241,844 shares of common stock, $0.0001 par value, outstanding.

AGREE REALTY CORPORATION

Index to Form 10-Q

		Page
PART I	Financial Information
Item 1:	Interim Consolidated Financial Statements
	Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	1-2
	Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2013 and 2012	3
	Consolidated Statement of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2013	4
	Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2013 and 2012	5
	Notes to Consolidated Financial Statements (Unaudited)	6-12
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4:	Controls and Procedures	20
PART II
Item 1:	Legal Proceedings	21
Item 1A:	Risk Factors	21
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3:	Defaults Upon Senior Securities	21
Item 4:	Mine Safety Disclosures	21
Item 5:	Other Information	21
Item 6:	Exhibits	21-22

SIGNATURES		23

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Real Estate Investments
Land	$135,504,709	$134,740,784
Buildings	252,164,842	240,204,708
Less accumulated depreciation	(60,101,756)	(58,508,881)
	327,567,795	316,436,611
Property under development	21,183,557	18,980,779
Property held for sale	-	4,537,752

Net Real Estate Investments	348,751,352	339,955,142

Cash and Cash Equivalents	1,199,030	1,270,027

Accounts Receivable - Tenants, net of allowance of $35,000 for possible losses at March 31, 2013 and December 31, 2012	1,718,266	2,160,055

Unamortized Deferred Expenses

Financing costs, net of accumulated amortization of $6,451,619 and $6,273,113 at March 31, 2013 and December 31, 2012, respectively	2,713,119	2,864,314

Leasing costs, net of accumulated amortization of $1,339,715 and $1,312,085 at March 31, 2013 and December 31, 2012, respectively	660,198	687,828

Lease intangibles, net of accumulated amortization of $1,909,384 and $1,594,815 at March 31, 2013 and December 31, 2012, respectively	23,174,203	21,342,122

Other Assets	1,991,462	1,813,344

Total Assets	$380,207,630	$370,092,832

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012
LIABILITIES

Mortgages Payable	$116,526,115	$117,376,142

Note Payable	9,000,000	43,530,005

Dividends and Distributions Payable	5,570,743	4,710,446

Deferred Revenue	1,814,938	1,930,783

Accrued Interest Payable	436,717	335,416

Accounts Payable and Accrued Expense
Capital expenditures	85,874	122,080
Operating	1,601,842	2,015,367

Interest Rate Swap	1,087,329	1,337,998

Deferred Income Taxes	705,000	705,000

Tenant Deposits	61,961	64,461

Total Liabilities	136,890,519	172,127,698

STOCKHOLDERS' EQUITY
Common stock, $.0001 par value, 15,850,000 shares authorized, 13,241,844 and 11,436,044 shares issued and outstanding, respectively	1,324	1,144
Excess stock, $.0001 par value, 4,000,000 shares authorized, 0 shares issued and outstanding	-	-
Series A junior participating preferred stock, $.0001 par value, 150,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in-capital	263,049,468	217,768,918
Deficit	(21,344,886)	(21,166,509)
Accumulated other comprehensive income (loss)	(1,050,166)	(1,294,267)

Total Stockholders' Equity - Agree Realty Corporation	240,655,740	195,309,286
Non-controlling interest	2,661,371	2,655,848

Total Stockholders' Equity	$243,317,111	$197,965,134

Total Liabilities and Stockholders' Equity	$380,207,630	$370,092,832

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Revenues
Minimum rents	$9,635,863	$7,817,059
Percentage rents	20,061	15,107
Operating cost reimbursement	591,773	536,763
Other income	-	17,227

Total Revenues	10,247,697	8,386,156

Operating Expenses
Real estate taxes	466,510	476,075
Property operating expenses	357,391	334,801
Land lease payments	106,975	181,075
General and administrative	1,486,367	1,407,595
Depreciation and amortization	1,951,364	1,475,848

Total Operating Expenses	4,368,607	3,875,394

Income from Operations	5,879,090	4,510,762

Other Income (Expense)
Interest expense, net	(1,440,193)	(1,136,046)

Income From Continuing Operations	4,438,897	3,374,716

Discontinued Operations
Gain on sale of assets from discontinued operations	946,347	908,160
Income from discontinued operations	7,014	458,959

Net Income	5,392,258	4,741,835

Less Net Income Attributable to Non-Controlling Interest	141,479	145,556

Net Income Attributable to Agree Realty Corporation	$5,250,779	$4,596,279

Basic Earnings (Loss) Per Share
Continuing operations	$0.35	$0.31
Discontinued operations	0.07	0.12
	$0.42	$0.43
Diluted Earnings (Loss) Per Share
Continuing operations	$0.34	$0.31
Discontinued operations	0.07	0.12
	$0.41	$0.43
Other Comprehensive Income
Net income	$5,392,258	$4,741,835
Other Comprehensive Income (Loss)	250,669	52,791
Total Comprehensive Income	5,642,927	4,794,626

Comprehensive Income Attributable to Non-Controlling Interest	(148,047)	(147,177)

Comprehensive Income Attributable to Agree Realty Corporation	$5,494,880	$4,647,449

Weighted Average Number of Common Shares Outstanding - Basic	12,641,730	10,722,457

Weighted Average Number of Common Shares Outstanding - Dilutive	12,693,361	10,754,822

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock					Accumulated Other
	Shares	Amount	Additional Paid-In Capital	Non-Controlling Interest	Deficit	Comprehensive Income (Loss)
Balance, December 31, 2012	11,436,044	$1,144	$217,768,918	$2,655,848	$(21,166,509)	$(1,294,267)

Issuance of common stock, net of issuance costs	1,725,000	172	44,810,440	-	-	-

Issuance of restricted stock under the Equity Incentive Plan	82,050	8	-	-	-	-

Forfeiture of restricted stock	(1,250)	-	-	-	-	-

Vesting of restricted stock	-	-	470,110	-	-	-

Dividends and distributions declared for the period January 1, 2013 to March 31, 2013	-	-	-	(142,524)	(5,429,156)	-

Other comprehensive income - change in fair value of interest rate swap	-	-	-	6,568	-	244,101

Net income for the period January 1, 2013 to March 31, 2013	-	-	-	141,479	5,250,779	-

Balance, March 31, 2013	13,241,844	$1,324	$263,049,468	$2,661,371	$(21,344,886)	$(1,050,166)

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cash Flows from Operating Activities
Net income	$5,392,258	$4,741,835
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,611,451	1,449,778
Amortization	520,706	353,718
Stock-based compensation	470,110	412,000
Gain on sale of assets	(946,347)	(908,160)
(Increase) decrease in accounts receivable	441,789	197,360
(Increase) decrease in other assets	(194,408)	(288,822)
(Decrease) increase in accounts payable	(411,442)	(1,756,591)
Decrease in deferred revenue	(115,845)	(115,845)
Increase (decrease) in accrued interest	101,301	(260,676)
Increase (decrease) in tenant deposits	(2,500)	(1,400)

Net Cash Provided by Operating Activities	6,867,073	3,823,197

Cash Flows from Investing Activities
Acquisition of real estate investments (including capitalized interest of $203,558 in 2013, $0 in 2012)	(16,968,082)	(9,726,161)
Payment of leasing costs	-	(625)
Net proceeds from sale of assets	5,462,280	627,118

Net Cash Used In Investing Activities	(11,505,802)	(9,099,668)

Cash Flows from Financing Activities
Proceeds from common stock offering	44,810,620	35,042,235
Note payable borrowings	17,242,796	13,943,606
Note payable repayments	(51,772,801)	(40,002,806)
Payments of mortgages payable	(850,027)	(739,776)
Dividends paid	(4,574,418)	(3,940,766)
Limited partners' distributions paid	(139,047)	(139,047)
Repayments of payables for capital expenditures	(122,080)	(424,321)
Payments for financing costs	(27,311)	-

Net Cash Provided by Financing Activities	4,567,732	3,739,125

Net Increase (Decrease) in Cash and Cash Equivalents	(70,997)	(1,537,346)
Cash and Cash Equivalents, beginning of period	1,270,027	2,002,663
Cash and Cash Equivalents, end of period	$1,199,030	$465,317

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$1,146,919	$1,282,681

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued under Stock Incentive Plan	$2,257,195	$2,166,270
Dividends and limited partners' distributions declared and unpaid	$5,571,680	$4,697,001
Real estate investments financed with accounts payable	$85,874	$54,321
Forgiveness of mortgage debt	$-	$9,173,789

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Agree Realty Corporation (the “Company”) for the three months ended March 31, 2013 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other interim period. The results of operations of properties that have either been disposed of or are classified as held for sale are reported as discontinued operations. As a result of these discontinued operations, certain of the 2012 balances have been reclassified to conform to the 2013 presentation. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

2.	Stock Based Compensation

The Company estimates the fair value of restricted stock and stock option grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of March 31, 2013, there was $5,813,000 of unrecognized compensation costs related to the outstanding shares of restricted stock, which is expected to be recognized over a weighted average period of 3.62 years. The Company used a 0% discount factor and forfeiture rate for determining the fair value of restricted stock. The forfeiture rate was based on historical results and trends.

The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted stock to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

Restricted share activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1, 2013	250,180	$22.66
Restricted stock granted	82,050	27.51
Restricted stock vested	(69,680)	22.50
Restricted stock forfeited	(1,250)	20.33
Unvested restricted stock at March 31, 2013	261,300	$24.24

AGREE REALTY CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

3.	Earnings Per Share

Earnings per share has been computed by dividing the net income attributable to Agree Realty Corporation by the weighted average number of common shares outstanding.

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended March 31,
	2013	2012
Weighted average number of common shares outstanding	12,903,030	10,975,857
Unvested restricted stock	261,300	253,400

Weighted average number of common shares outstanding used in basic earnings per share	12,641,730	10,722,457

Weighted average number of common shares outstanding used in basic earnings per share	12,641,730	10,722,457
Effect of dilutive securities:
Restricted stock	51,631	32,365

Weighted average number of common shares outstanding used in diluted earnings per share	12,693,361	10,754,822

4.	Recent Accounting Pronouncements

As of March 31, 2013, the impact of recent accounting pronouncements is not considered to be material.

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

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) (“OCI”) for the three months ended March 31, 2013 to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense. For the three months ended March 31, 2013, the Company has determined these derivative instruments to be effective hedges.

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of March 31, 2013.

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

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

The table below sets forth the Company’s fair value hierarchy for liabilities measured or disclosed at fair value as of March 31, 2013.

Liability:	Level 1	Level 2	Level 3	Carrying Value
Interest rate swaps	$-	$1,087,329	$-	$1,087,329
Mortgages payable	$-	$-	$117,942,643	$116,526,115
Note payable	$-	$9,000,000	$-	$9,000,000

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

AGREE REALTY CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

7.	Note Payable

Agree Limited Partnership (the “Operating Partnership”) has in place an $85,000,000 unsecured revolving credit facility (“Credit Facility”), which is guaranteed by the Company. Subject to customary conditions, at the Company’s option, total commitments under the Credit Facility may be increased up to an aggregate of $135,000,000. The Company intends to use borrowings under the Credit Facility for general corporate purposes, including working capital, development and acquisition activities, capital expenditures, repayment of indebtedness or other corporate activities. The Credit Facility matures on October 26, 2015, and may be extended, at the Company’s election, for two one-year terms to October 2017, subject to certain conditions. Borrowings under the Credit Facility bear interest at LIBOR plus a spread of 150 to 215 basis points depending on the Company’s leverage ratio. As of March 31, 2013, $9,000,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 1.73%, and $76,000,000 was available for borrowing (subject to customary conditions to borrowing).

The Credit Facility contains customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties, and permitted investments. The Company was in compliance with the covenant terms at March 31, 2013.

AGREE REALTY CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

8.	Mortgages Payable

Mortgages payable consisted of the following:

	March 31, 2013	December 31, 2012
Note payable in monthly installments of interest only at LIBOR plus 160 basis points, swapped to a fixed rate of 2.49% with balloon payment due April 4, 2018; collateralized by related real estate and tenants' leases	$25,000,000	$25,000,000

Note payable in monthly installments of interest only at 3.60% per annum, with balloon payment due January 1, 2023; collateralized by related real estate and tenants' leases	23,640,000	23,640,000

Note payable in monthly principal installments of $47,250 plus interest at 170 basis points over LIBOR, currently swapped to a fixed rate of 3.74%. A final balloon payment in the amount of $19,744,758 is due on May 14, 2017 unless extended for a two year period at the option of the Company, collateralized by related real estate and tenants’ leases	22,460,228	22,601,978

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	10,035,323	10,320,440

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	9,923,924	10,042,152

Note payable in monthly installments of $60,097 including interest at 5.08% per annum, with a final balloon payment in the amount of $9,167,573 due June 2014; collateralized by related real estate and tenants’ leases	9,449,137	9,509,011

Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with the final monthly payment due February 2017; collateralized by related real estate and tenants’ leases	4,112,749	4,340,850

Note payable in monthy interest-only installments of $48,467 at 6.56% annum, with a balloon payment in the amount of $8,580,000 due June 11, 2016; collateralized by related real estate and tenants’ leases	8,580,000	8,580,000

Note payable in monthly installments of $23,004 including interest at 6.24% per annum, with the final balloon payment of $2,766,628 due February 2020; collateralized by related real estate and tenant lease	3,324,754	3,341,711
Total	$116,526,115	$117,376,142

The above mortgages payable are collateralized by related real estate with an aggregate net book value of $147,660,543.

AGREE REALTY CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Future scheduled annual maturities of mortgages payable for years ending March 31 are as follows: 2014 - $3,534,255; 2015 - $12,724,355; 2016 - $3,752,012; 2017 - $12,485,823; 2018 - $22,150,568 and $61,879,102 thereafter. The weighted average interest rate at March 31, 2013 was 4.41%.

9.	Dividends and Distributions Payable

On March 5, 2013, the Company declared a dividend of $.41 per common share for the quarter ended March 31, 2013. The holders of limited partnership interest in the Operating Partnership (“OP Units”) were entitled to an equal distribution per OP Unit held as of March 31, 2013. The dividend and distributions payable are recorded as liabilities in the Company’s consolidated balance sheet as of March 31, 2013. The dividend has been reflected as a reduction of stockholders’ equity and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. The amounts were paid April 9, 2013.

10.	Deferred Revenue

In July 2004, the Company’s tenant in a joint venture property located in Boynton Beach, FL repaid $4.0 million that had been contributed by the Company’s joint venture partner. As a result of this repayment the Company became the sole member of the limited liability company holding the property. Total assets of the property were approximately $4.0 million. The Company has treated the $4.0 million as deferred revenue and accordingly, will recognize rental income over the term of the related leases.

The remaining deferred revenue of approximately $1.8 million will be recognized as minimum rents over approximately 4.1 years.

11.	Discontinued Operations

During 2013, the Company sold one single tenant property for approximately $5,600,000 in Ypsilanti, Michigan.

During 2012, the Company sold six non-core properties: a vacant office property for approximately $650,000; two vacant single tenant properties for $4,460,000; a Kmart anchored shopping center in Charlevoix, Michigan for $3,500,000; and two Kmart anchored shopping centers, one in Plymouth, Wisconsin and one in Shawano, Wisconsin for $7,475,000. In addition, during 2012, the Company conveyed four mortgaged properties to the lender pursuant to a consensual deed-in-lieu-of-foreclosure process that satisfied the loans, which had an aggregate principal amount outstanding of approximately $9.2 million as of December 31, 2011.

The results of operations for these properties are presented as discontinued operations in the Company’s Consolidated Statements of Income. The revenues for the properties were $9,301 for the three months ended March 31, 2013, and $996,050 for the three months ended March 31, 2012. The expenses for the properties were $2,287 for the three months ended March 31, 2013, and $537,091 for the three months ended March 31, 2012.

The Company elected to not allocate consolidated interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations. Interest expense that was directly attributable to the discontinued operations was $0 for both the three months ended March 31, 2013, and March 31, 2012.

The results of income from discontinued operations allocable to non-controlling interest was $25,014 for the three months ended March 31, 2013, and $41,965 for the three months ended March 31, 2012.

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

AGREE REALTY CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

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

During 2013, the Company has purchased five retail assets for approximately $15 million with a weighted average capitalization rate of 8.03% to obtain 100% control of the assets. The weighted average capitalization rate for these single tenant net leased properties was calculated by dividing the property net operating income by the purchase price. Property net operating income is defined as the straight-line rent for the base term of the lease less property level expense (if any) that is not recoverable from the tenant. The cost of the aggregate acquisitions was allocated as follows: $1 million to land, $13 million to buildings and improvements and $1 million to lease intangible costs. The acquisitions were cash purchases and there were no contingent considerations associated with these acquisitions.

Total revenues of $235,000 and income before discontinued operations of $198,000 are included in the consolidated income statement, for the three months ended March 31, 2013, for the aggregate 2013 acquisitions.

The following pro forma total revenue and income before discontinued operations for the 2013 acquisitions in aggregate, assumes the acquisitions had taken place on January 1, 2013 for the 2013 pro forma information, and on January 1, 2012 for the 2012 pro forma information (in thousands):

Supplemental pro forma for the three months ended March 31, 2013 (1)

Total revenue	$10,362
Income before discontinued operations	$4,452

Supplemental pro forma for the three months ended March 31, 2012 (1)

Total revenue	$8,407
Income before discontinued operations	$3,382

(1)	This unaudited pro forma supplemental information does not purport to be indicative of what the Company operating results would have been had the acquisitions occurred on January 1, 2013 or January 1, 2012 and may not be indicative of future operating results. Various acquisitions were of newly leased or constructed assets and may not have been in service for the full periods shown.

The fair values of intangible assets acquired are amortized to depreciation and amortization on the consolidated statements of income over the remaining term of the respective leases. The weighted average amortization period for the lease intangible costs is 19.1 years.

13.	Common Stock

On January 18, 2013, the Company completed an underwritten public offering of 1,725,000 shares of common stock at a public offering price of $27.25 per share, including 225,000 common shares pursuant to the full exercise of the underwriters’ overallotment option. The offering raised approximately $45 million in net proceeds, after deducting the underwriting discount and other expenses. The Company used the net proceeds of the offering to pay down amounts outstanding under the Credit Facility and for general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and described our future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project,” or similar expressions. Forward-looking statements in this report include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated expenditures of capital, and other matters. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations, include but are not limited to: the global and national economic conditions and changes in general economic, financial and real estate market conditions; changes in our business strategy; risks that our acquisition and development projects will fail to perform as expected; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; our ability to re-lease space as leases expire; loss or bankruptcy of one or more of our major retail tenants; a failure of our properties to generate additional income to offset increases in operating expenses; our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes and the limitations imposed on our business by our status as a REIT; and other factors discussed in Item 1A. “Risk Factors” and elsewhere in this report and in subsequent filings with the Securities and Exchange Commission (“SEC”) including our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We caution you that any such statements are based on currently available operational, financial and competitive information, and that you should not place undue reliance on these forward-looking statements, which reflect our management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward–looking statements to reflect events or circumstances as they occur.

Overview

Agree Realty Corporation is a fully-integrated, self-administered and self-managed REIT. In this report, the terms “Company,” “we,” “our” and “us” and similar terms refer to Agree Realty Corporation and/or its majority owned operating partnership, Agree Limited Partnership (“Operating Partnership”) and/or its majority owned and controlled subsidiaries, including its qualified taxable REIT subsidiaries (“TRS”), as the context may require. Our assets are held by and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 97.44% and 97.05% interest as of March 31, 2013 and December 31, 2012, respectively. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership. We are operating so as to qualify as a REIT for federal income tax purposes.

We are primarily engaged in the acquisition and development of single tenant properties net leased to industry leading retail tenants. We were incorporated in December 1993 to continue and expand the business founded in 1971 by our current Executive Chairman of the Board of Directors, Richard Agree. We specialize in acquiring and developing single tenant net leased retail properties for industry leading retail tenants. As of March 31, 2013, approximately 97% of our annualized base rent was derived from national and regional tenants and approximately 42% of our annualized base rent was derived from our top three tenants: Walgreens Co. (“Walgreens”) – 29%; Kmart Corporation (“Kmart”) – 7% and CVS Caremark Corporation (“CVS”) – 6%.

As of March 31, 2013, our portfolio consisted of 113 properties, located in 30 states containing an aggregate of approximately 3.3 million square feet of gross leasable area (“GLA”). As of March 31, 2013, our portfolio included 104 freestanding single tenant net leased properties and nine community shopping centers that were 97% leased in aggregate with a weighted average lease term of approximately 12 years remaining. All of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses, including property taxes, insurance and maintenance. We believe this strategy provides a generally consistent source of income and cash for distributions.

During the period from April 1, 2013 to December 31, 2013, we have seven leases that are scheduled to expire assuming that the tenants do not exercise the renewal option or terminate the leases prior to the contractual expiration date. These leases represent 89,795 square feet of GLA and $476,812 of annualized base rent. During the first quarter of 2013, Kmart exercised five-year extension options at Central Michigan Commons in Mt. Pleasant, Michigan and Capital Plaza in Frankfort, Kentucky. The Central Michigan Commons store is 80,399 square feet and the Capital Plaza store is 80,192 square feet. The extended lease for the Central Michigan Commons store will expire on August 31, 2018 and for the Capital Plaza store will expire on September 30, 2018. In addition, during the first quarter of 2013, Fashion Bug vacated approximately 40,000 square feet of space at four separate shopping centers. We are working with replacement tenants for the vacated spaces.

We expect to continue to grow our asset base through the development and acquisition of single tenant net leased retail properties that are leased on a long-term basis to industry leading retail tenants. Historically we have focused on development because we believed, based on the historical returns we have been able to achieve, it generally has provided us a higher return on investment than the acquisition of similarly located properties. However, beginning in 2010, we commenced a strategic acquisition program to acquire retail properties net leased to industry leading retail tenants. Since our initial public offering in 1994, we have developed 55 of our 113 properties, including 46 of our 104 freestanding single tenant properties and all nine of our community shopping centers. As of March 31, 2013, the properties that we developed accounted for 57% of our annualized base rent. We expect to continue to expand our existing tenant relationships and diversify our tenant base to include other quality industry leading retail tenants through the development and acquisition of net leased properties.

In April 2013, we completed development of a Wawa in Kissimmee, Florida, which opened April 3, 2013, and a Walgreens in Rancho Cordova, California. Total development cost for the two projects was approximately $8 million. Additionally, development continues for three projects. In August 2012, we purchased a parcel of land in Pinellas Park, Florida to be developed for Wawa under a ground lease with us. Rent is anticipated to commence in the second quarter of 2013. In September 2012, we announced that we had closed on the acquisition of a parcel of land in Casselberry, Florida for a development expected to be completed by the fourth quarter of 2013. In December 2012, we acquired a building in Ann Arbor, Michigan for redevelopment. The redevelopment, which is pre-leased to the industry leader in the retail pharmacy sector, is expected to be completed by the second quarter of 2014. The purchase price was $5.8 million.

Our construction in progress balance totaled approximately $21.2 million at March 31, 2013.

The following should be read in conjunction with the Interim Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

As of March 31, 2013, the impact of recent accounting pronouncements on our business is not considered to be material.

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

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) since our 1994 tax year. As a result, we are not subject to federal income taxes to the extent that we distribute annually 100% of our REIT taxable income to our stockholders and satisfy certain other requirements for qualifying as a REIT.

We have established TRS entities pursuant to the provisions of the Internal Revenue Code. Our TRS entities are able to engage in activities resulting in income that would be nonqualifying income for a REIT. As a result, certain activities of our Company which occur within our TRS entities are subject to federal and state income taxes. As of March 31, 2013 and December 31, 2012, we had accrued a deferred income tax amount of $705,000. In addition, we have recognized income tax expense of $0 and $4,200 for the three months ended March 31, 2013 and 2012, respectively.

Results of Operations

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

Minimum rental revenue increased $1,819,000, or 23%, to $9,636,000 in 2013, compared to $7,817,000 in 2012. Rental revenue increased $1,695,000 due to the acquisition of 28 single tenant net leased properties subsequent to December 31, 2011, $73,000 due to the completed development of two properties in 2012, and $51,000 as a result of other rent adjustments.

Operating cost reimbursements increased $55,000, or 10%, to $592,000 in 2013, compared to $537,000 in 2012.

Other income was $0 in 2013, compared to $17,000 in 2012.

Real estate taxes decreased $10,000, or 2%, to $466,000 in 2013, compared to $476,000 in 2012. The change was related to single tenant properties.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $22,000, or 7%, to $357,000 in 2013, compared to $335,000 in 2012.

Land lease payments decreased $74,000, or 41%, to $107,000 in 2013, compared to $181,000 in 2012 due to the acquisition of property previously leased.

General and administrative expenses increased by $79,000, or 6%, to $1,486,000 in 2013, compared to $1,407,000 in 2012. The increase in general and administrative expenses was the result of increased employee costs of $66,000, and other increased costs of $13,000. General and administrative expenses as a percentage of total rental income (minimum and percentage rents) decreased from 17.98% for 2012 to 15.39% for 2013.

Depreciation and amortization increased $475,000, or 32%, to $1,951,000 in 2013, compared to $1,476,000 in 2012. The increase was the result of the acquisition of 30 properties in 2012 and 2013.

We recognized a gain of $946,000 on the disposition of one property in January 2013 and a gain of $908,000 on the sale of assets in 2012.

Interest expense increased $304,000, or 27%, to $1,440,000 in 2013, compared to $1,136,000, in 2012. The increase in interest expense was a result of the higher level of borrowings due to the acquisition of properties.

Income from discontinued operations was $7,000 in 2013 compared to $459,000 in 2012, as a result of the sale of one property in January of 2013 and the sale of six properties during 2012; one in May, one in June, two in August, and another in September.

Our net income increased $650,000 or 14%, to $5,392,000 in 2013 from $4,742,000 in 2012 as a result of the foregoing factors.

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

We completed an underwritten public offering of 1,725,000 shares of common stock at a public offering price of $27.25 per share in January of 2013. The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $45 million after deducting the underwriting discount and other expenses. We used the net proceeds of the offering to pay down amounts outstanding under the Credit Facility and for general corporate purposes.

We sold one single tenant property during 2013 for net proceeds of approximately $5,600,000. We will continue to evaluate our portfolio to identify opportunities to further diversify our holdings and improve asset quality while executing on our operating strategy.

Our cash flows from operations increased $3,044,000 to $6,867,000 for the three months ended March 31, 2013, compared to $3,823,000 for the three months ended March 31, 2012. Cash used in investing activities increased by $2,406,000 to ($11,506,000) in 2013, compared to ($9,100,000) in 2012. Cash provided by financing activities increased $829,000 to $4,568,000 in 2013, compared to $3,739,000 in 2012.

We intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to total enterprise value (common equity, on a fully diluted basis, plus total indebtedness) of 65% or less. Nevertheless, we may operate with debt levels which are in excess of 65% of total enterprise value for extended periods of time. At March 31, 2013, our ratio of indebtedness to total enterprise value was approximately 23%.

Dividends

During the quarter ended March 31, 2013, we declared a quarterly dividend of $0.41 per share. We paid the dividend on April 9, 2013 to holders of record on March 28, 2013.

Debt

The Operating Partnership has in place an $85 million unsecured revolving Credit Facility, which is guaranteed by our Company. Subject to customary conditions, at our option, total commitments under the Credit Facility may be increased up to an aggregate of $135 million. We intend to use borrowings under the Credit Facility for general corporate purposes, including working capital, development and acquisition activities, capital expenditures, repayment of indebtedness or other corporate activities. The Credit Facility matures on October 26, 2015, and may be extended, at our election, for two one-year terms to October 2017, subject to certain conditions. Borrowings under the Credit Facility bear interest at LIBOR plus a spread of 150 to 215 basis points depending on our leverage ratio. As of March 31, 2013, we had $9,000,000 in principal amount outstanding under the Credit Facility bearing a weighted average interest rate of 1.73%, and $76,000,000 was available for borrowing (subject to customary conditions to borrowing).

The Credit Facility contains customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties and permitted investments. We were in compliance with the covenant terms at March 31, 2013.

As of March 31, 2013, we had total mortgage indebtedness of $116,526,115. Including our mortgages that have been swapped to a fixed interest rate, our weighted average interest rate on mortgage debt is 4.41%.

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At March 31, 2013, the mortgage debt of $22,460,228 is recourse debt and is secured by a limited guaranty of payment and performance by us for approximately 50% of the loan amount. We have entered into mortgage loans which are secured by multiple properties and contain cross-default and cross-collateralization provisions. Cross-collateralization provisions allow a lender to foreclose on multiple properties in the event that we default under the loan. Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan.

Capitalization

As of March 31, 2013, our total enterprise value was approximately $535 million. Enterprise value consisted of $126 million of total indebtedness (including construction or acquisition financing, property related mortgages and the Credit Facility), and $409 million of shares of common equity, including common stock and operating partnership units in the Operating Partnership (“OP units”) (based on the closing price on the New York Stock Exchange of $30.10 per share on March 28, 2013). Our ratio of indebtedness to total enterprise value was approximately 23% at March 31, 2013.

At March 31, 2013, the non-controlling interest in the Operating Partnership represented a 2.56% ownership in the Operating Partnership. The OP units may, under certain circumstances, be exchanged for our shares of common stock on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option to settle exchanged OP units held by others for cash based on the current trading price of our shares. Assuming the exchange of all OP units, there would have been 13,589,463 shares of common stock outstanding at March 31, 2013, with a market value of approximately $409 million.

We completed an underwritten public offering of 1,725,000 shares of common stock in January of 2013 at a public offering price of $27.25 per share.  The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $45 million after deducting the underwriting discount and other expenses.  We used the net proceeds from the offering to pay down amounts outstanding under the Credit Facility and for general corporate purposes.

Contractual Obligations

The following table outlines our contractual obligations, as of March 31, 2013 for the periods presented below (in thousands).

	Total	April 1, 2013 - March 31, 2014	April 1, 2014 - March 31, 2016	April 1, 2016 - March 31, 2018	Thereafter
Mortgages payable	$116,526	$3,534	$16,476	$34,637	$61,879
Note payable	9,000	-	9,000	-	-
Land lease obligation	10,671	416	832	850	8,573
Estimated interest payments on mortgages and note payable	27,112	5,282	8,972	6,042	6,816
Total	$163,309	$9,232	$35,280	$41,529	$77,268

Estimated interest payments for mortgages payable are based on stated rates. Estimated interest payments for note payable are based on the interest rate in effect for the most recent quarter, which is assumed to be in effect through the respective maturity date.

We are constructing and plan to begin construction of additional pre-leased developments and may acquire additional properties, which will initially be financed by the Credit Facility. Additional funding required to complete current ongoing projects is estimated to be $3,097,000. We will periodically refinance short-term construction and acquisition financing with long-term debt and/or equity to the extent available.

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

The following tables provide a reconciliation of FFO and AFFO to net income for the three months ended March 31, 2013 and 2012:

	Three Months Ended
Reconciliation of Funds from Operations to Net Income	March 31, 2013	March 31, 2012
Net income	$5,392,258	$4,741,835
Depreciation of real estate assets	1,595,162	1,433,750
Amortization of leasing costs	27,630	25,400
Amortization of leasing intangibles	314,570	214,277
Gain on sale of assets	(946,347)	(908,160)
Funds from Operations	$6,383,273	$5,507,102
Funds from Operations Per Share - Dilutive	$0.49	$0.50

Weighted average shares and OP units outstanding
Basic	12,989,349	11,070,076
Diluted	13,040,980	11,102,441

	Three Months Ended
Reconciliation of Adjusted Funds from Operations to Net Income	March 31, 2013	March 31, 2012
Net income	$5,392,258	$4,741,835
Cumulative adjustments to calculate FFO	991,015	765,267
Funds from Operations	$6,383,273	$5,507,102
Straight-line accrued rent	(403,297)	(135,490)
Deferred revenue recognition	(115,845)	(115,845)
Stock based compensation expense	470,110	412,000
Amortization of financing costs	78,042	42,056
Capitalized building improvements	-	-
Adjusted Funds from Operations	$6,412,283	$5,709,823

Additional supplemental disclosure
Scheduled principal repayments	850,026	739,776

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

	Year ended March 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Fixed Rate Mortgages Payable	$3,534	$12,724	$3,752	$12,486	$22,151	$61,879	$116,526
Average interest rate	6.06%	5.36%	6.13%	6.42%	3.92%	3.75%	-
Variable Rate Note Payable	-	$9,000	-	-	-	-	$9,000
Average interest rate	-	2.22%	-	-	-	-	-

The fair value (in thousands) is estimated at $117,943 and $9,000 for fixed rate mortgages and other variable rate debt, respectively, as of March 31, 2013.

The table above incorporates those exposures that exist as of March 31, 2013; it does not consider those exposures or positions, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

We entered into an interest rate swap agreement in 2009 to hedge interest rates on $24.5 million in variable-rate borrowings outstanding. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on 1.5% plus one-month LIBOR and will pay to the counterparty a fixed rate of 3.744%. This swap effectively converted $24.5 million of variable-rate borrowings to fixed-rate borrowings to June 30, 2013. As of March 31, 2013, this interest rate swap was valued at a liability of $151,635. In addition, in April 2012, we entered into a forward starting interest rate swap agreement, for the same variable rate loan, to hedge interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on one-month LIBOR and will pay to the counterparty a fixed rate of 1.92%. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of March 31, 2013, this interest rate swap was valued at a liability of $913,027.

On December 4, 2012, we entered into interest rate swap agreements for a notional amount of $25,000,000, effective December 6, 2012 and ending on April 4, 2018. We entered into these derivative instruments to hedge against changes in future cash flows related to changes in interest rates on $25,000,000 of variable rate borrowings outstanding. Under the terms of the interest rate swap agreements we will receive from the counterparty interest on the notional amount based on one-month LIBOR and will pay to the counterparty a fixed rate of .885%. This swap effectively converted $25,000,000 of variable-rate borrowings to fixed-rate borrowings beginning on December 6, 2012 and through April 4, 2018. As of March 31, 2013, this interest rate swap was valued at a liability of $22,667.

We do not use derivative instruments for trading or other speculative purposes.

As of March 31, 2013, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates (excluding the amounts outstanding under the loans that have been hedged to fixed rates) would result in an annual increase in interest expense of approximately $90,000.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine safety disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Alan D. Maximiuk, Vice President, Chief Financial Officer

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Alan D. Maximiuk, Vice President, Chief Financial Officer

*10.1	Second Amendment to First Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership

10.2	Amended Employment Agreement, dated January 1, 2013, by and between the Company and Richard Agree (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (No. 001-12928) filed on March 11, 2013)

10.3	Amended Employment Agreement, dated January 1, 2013, by and between the Company and Joey Agree (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (No. 001-12928) filed on March 11, 2013)

*101	The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

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

/s/ JOEL N. AGREE
Joel N. Agree
President and Chief Executive Officer

/s/ ALAN D. MAXIMIUK
Alan D. Maximiuk
Vice President, Chief Financial Officer and
Secretary
(Principal Financial and Accounting Officer)

Date: May 3, 2013

