Form 10-Q
period 2013-06-30
AGREE REALTY CORP
filed 2013-08-02
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013, or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-12928

AGREE REALTY CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	38-3148187
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

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

As of July 29, 2013, the Registrant had 13,240,404 shares of common stock, $0.0001 par value, outstanding.

AGREE REALTY CORPORATION

Index to Form 10-Q

			Page
PART I		Financial Information

	Item 1:	Interim Consolidated Financial Statements
		Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	1-2
		Consolidated Statements of Income and Comprehensive Income (Unaudited) for the three months and six months ended June 30, 2013 and 2012	3
		Consolidated Statement of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2013	4
		Consolidated Statements of Cash Flows (Unaudited) for six months ended June 30, 2013 and 2012	5
		Notes to Consolidated Financial Statements (Unaudited)	6-12
	Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20
	Item 3:	Quantitative and Qualitative Disclosures About Market Risk	21
	Item 4:	Controls and Procedures	22
PART II
	Item 1:	Legal Proceedings	22
	Item 1A:	Risk Factors	22
	Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	22
	Item 3:	Defaults Upon Senior Securities	22
	Item 4:	Mine Safety Disclosures	22
	Item 5:	Other Information	22
	Item 6:	Exhibits	23

SIGNATURES			24

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Real Estate Investments
Land	$148,807,836	$134,740,784
Buildings	275,780,500	240,204,708
Less accumulated depreciation	(61,865,334)	(58,508,881)
	362,723,002	316,436,611
Property under development	12,473,953	18,980,779
Property held for sale	-	4,537,752
Net Real Estate Investments	375,196,955	339,955,142
Cash and Cash Equivalents	1,225,201	1,270,027
Accounts Receivable - Tenants, net of allowance of $35,000 for possible losses at June 30, 2013 and December 31, 2012	1,786,473	2,160,055
Unamortized Deferred Expenses

Financing costs, net of accumulated amortization of $6,630,418 and $6,273,113 at June 30, 2013 and December 31, 2012, respectively	2,538,290	2,864,314

Leasing costs, net of accumulated amortization of $1,367,345 and $1,312,085 at June 30, 2013 and December 31, 2012, respectively	632,568	687,828

Lease intangibles, net of accumulated amortization of $2,392,654 and $1,594,815 at June 30, 2013 and December 31, 2012, respectively	26,926,820	21,342,122
Other Assets	2,546,437	1,813,344
Total Assets	$410,852,744	$370,092,832

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012
LIABILITIES
Mortgages Payable	$115,668,239	$117,376,142
Note Payable	40,639,930	43,530,005
Dividends and Distributions Payable	5,570,748	4,710,446
Deferred Revenue	1,699,093	1,930,783
Accrued Interest Payable	420,598	335,416
Accounts Payable and Accrued Expense
Capital expenditures	-	122,080
Operating	1,726,407	2,015,367
Interest Rate Swap	331,149	1,337,998
Deferred Income Taxes	705,000	705,000
Tenant Deposits	56,711	64,461
Total Liabilities	166,817,875	172,127,698
STOCKHOLDERS' EQUITY
Common stock, $.0001 par value per share, 28,000,000 and 15,850,000 shares authorized, 13,237,404 and 11,436,044 shares issued and outstanding, respectively	1,324	1,144
Excess stock, $.0001 par value per share, 8,000,000 and 4,000,000 shares authorized, no shares issued and outstanding, respectively	-	-
Preferred Stock, $.0001 par value per share, 4,000,000 and 150,000 shares authorized, respectively
Series A junior participating preferred stock, $.0001 par value per share, 150,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in-capital	263,496,063	217,768,918
Deficit	(22,359,596)	(21,166,509)
Accumulated other comprehensive income (loss)	227,784	(1,294,267)
Total Stockholders' Equity - Agree Realty Corporation	241,365,575	195,309,286
Non-controlling interest	2,669,293	2,655,848
Total Stockholders' Equity	$244,034,869	$197,965,134
Total Liabilities and Stockholders' Equity	$410,852,744	$370,092,832

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
Revenues	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Minimum rents	$10,261,931	$7,985,347	$19,897,794	$15,802,406
Percentage rents	-	7,618	20,061	22,725
Operating cost reimbursement	645,517	612,166	1,237,290	1,148,928
Other income	-	27,874	-	45,101
Total Revenues	10,907,448	8,633,005	21,155,145	17,019,160
Operating Expenses
Real estate taxes	558,711	492,404	1,025,221	968,478
Property operating expenses	301,979	221,905	659,371	556,706
Land lease payments	106,975	181,075	213,950	362,150
General and administrative	1,594,507	1,428,580	3,080,874	2,836,175
Depreciation and amortization	2,290,767	1,671,487	4,242,130	3,147,335
Total Operating Expenses	4,852,939	3,995,451	9,221,546	7,870,844
Income from Operations	6,054,509	4,637,554	11,933,599	9,148,316
Other Income (Expense)
Interest expense, net	(1,525,012)	(1,145,652)	(2,965,205)	(2,281,698)
Income From Continuing Operations	4,529,497	3,491,902	8,968,394	6,866,618
Discontinued Operations
Gain on sale of assets from discontinued operations	-	1,159,307	946,347	2,067,467
Income from discontinued operations	-	438,781	7,014	897,741
Total Discontinued Operations	-	1,598,088	953,361	2,965,208
Net Income	4,529,497	5,089,990	9,921,755	9,831,826
Less Net Income Attributable to
Non-Controlling Interest	116,871	150,238	258,350	295,795
Net Income Attributable to
Agree Realty Corporation	$4,412,626	$4,939,752	$9,663,405	$9,536,031
Basic Earnings (Loss) Per Share
Continuing operations	$0.34	$0.30	$0.68	$0.61
Discontinued operations	-	0.14	0.07	0.26
	$0.34	$0.44	$0.75	$0.87
Diluted Earnings (Loss) Per Share
Continuing operations	$0.34	$0.30	$0.68	$0.61
Discontinued operations	-	0.14	0.07	0.26
	$0.34	$0.44	$0.75	$0.87
Other Comprehensive Income
Net income	$4,529,497	$5,089,990	$9,921,755	$9,831,826
Other Comprehensive Income (Loss)	1,311,525	(579,936)	1,562,194	(527,145)
Total Comprehensive Income	5,841,022	4,510,054	11,483,949	9,304,681
Comprehensive Income Attributable to Non-Controlling Interest	(150,446)	(133,130)	(298,493)	(280,308)
Comprehensive Income Attributable to
Agree Realty Corporation	$5,690,576	$4,376,924	$11,185,456	$9,024,373

Weighted Average Number of Common Shares Outstanding - Basic	12,985,353	11,183,299	12,817,668	10,953,463

Weighted Average Number of Common Shares Outstanding - Dilutive	13,065,542	11,213,440	12,889,344	10,990,394

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Non-Controlling Interest	Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2012	11,436,044	$1,144	$217,768,918	$2,655,848	$(21,166,509)	$(1,294,267)
Issuance of common stock, net of issuance costs	1,725,000	172	44,802,160	-	-	-
Issuance of restricted stock under the Equity Incentive Plan	83,300	8	-	-	-	-
Forfeiture of restricted stock	(6,940)	-	-	-	-	-
Vesting of restricted stock	-	-	924,985	-	-	-
Dividends and distributions declared for the period January 1, 2013 to June 30, 2013	-	-	-	(285,048)	(10,856,492)	-
Other comprehensive income - change in fair value of interest rate swaps	-	-	-	40,143	-	1,522,051
Net income for the period January 1, 2013 to June 30, 2013	-	-	-	258,350	9,663,405	-
Balance, June 30, 2013	13,237,404	$1,324	$263,496,063	$2,669,293	$(22,359,596)	$227,784

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cash Flows from Operating Activities
Net income	$9,921,755	$9,831,826
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,391,317	2,913,540
Amortization	1,210,406	849,665
Stock-based compensation	924,985	824,000
Gain on sale of assets	(946,347)	(2,067,467)
(Increase) decrease in accounts receivable	373,582	40,492
(Increase) decrease in other assets	(210,326)	(1,316,173)
(Decrease) increase in accounts payable	(285,052)	(1,826,965)
Decrease in deferred revenue	(231,690)	(231,690)
Increase (decrease) in accrued interest	85,182	(253,140)
Increase (decrease) in tenant deposits	(7,750)	(3,103)
Net Cash Provided by Operating Activities	14,226,062	8,760,985
Cash Flows from Investing Activities
Acquisition of real estate investments (including capitalized interest of $328,336 in 2013, $0 in 2012)	(49,499,024)	(25,573,379)
Payment of leasing costs	-	(14,241)
Net proceeds from sale of assets	5,462,280	6,539,547
Increase in restricted cash	-	(3,280,534)
Net Cash Used In Investing Activities	(44,036,744)	(22,328,607)
Cash Flows from Financing Activities
Proceeds from common stock offering	44,802,340	35,042,235
Note payable borrowings	54,308,512	35,064,017
Note payable repayments	(57,198,587)	(47,073,509)
Payments of mortgages payable	(1,707,903)	(1,526,510)
Dividends paid	(10,003,574)	(8,514,971)
Limited partners' distributions paid	(281,571)	(278,095)
Repayments of payables for capital expenditures	(122,080)	(424,321)
Payments for financing costs	(31,282)	(105,399)
Net Cash Provided by Financing Activities	29,765,855	12,183,447
Net (Decrease) in Cash and Cash Equivalents	(44,826)	(1,384,175)
Cash and Cash Equivalents, beginning of period	1,270,027	2,002,663
Cash and Cash Equivalents, end of period	$1,225,201	$618,488
Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$2,823,767	$2,270,458
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued under Stock Incentive Plan	$2,296,908	$2,175,831
Dividends and limited partners' distributions declared and unpaid	$5,569,859	$4,715,306
Real estate investments financed with accounts payable	$-	$35,045
Forgiveness of mortgage debt	$-	$9,173,789
Real estate acquisitions financed with debt assumption	$-	$9,640,528

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Agree Realty Corporation (the “Company”) for the six months ended June 30, 2013 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other interim period. The results of operations of properties that have either been disposed of or are classified as held for sale are reported as discontinued operations. As a result of these discontinued operations, certain of the 2012 balances have been reclassified to conform to the 2013 presentation. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

2.	Stock Based Compensation

The Company estimates the fair value of restricted stock and stock option grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of June 30, 2013, there was $5,258,000 of unrecognized compensation costs related to the outstanding shares of restricted stock, which is expected to be recognized over a weighted average period of 3.43 years. The Company used a 0% discount factor and forfeiture rate for determining the fair value of restricted stock. The forfeiture rate was based on historical results and trends.

The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted stock to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

Restricted stock activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1, 2013	250,180	$22.66
Restricted stock granted	83,300	27.57
Restricted stock vested	(71,630)	22.52
Restricted stock forfeited	(6,940)	23.88
Unvested restricted stock at June 30, 2013	254,910	$24.27

3.	Earnings Per Share

Earnings per share has been computed by dividing the net income attributable to Agree Realty Corporation by the weighted average number of common shares outstanding.

AGREE REALTY CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average number of common shares outstanding	13,240,263	11,435,529	13,072,578	11,205,693
Unvested restricted stock	(254,910)	(252,230)	(254,910)	(252,230)
Weighted average number of common shares outstanding used in basic earnings per share	12,985,353	11,183,299	12,817,668	10,953,463
Weighted average number of common shares outstanding used in basic earnings per share	12,985,353	11,183,299	12,817,668	10,953,463
Effect of dilutive securities:
Restricted stock	80,190	30,141	71,675	36,932
Weighted average number of common shares outstanding used in diluted earnings per share	13,065,542	11,213,440	12,889,344	10,990,394

4.	Recent Accounting Pronouncements

As of June 30 2013, the impact of recent accounting pronouncements is not considered to be material.

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

On January 2, 2009, the Company entered into an interest rate swap agreement for a notional amount of $24,501,280, effective on January 2, 2009 and ending on July 1, 2013. The notional amount decreased over the term to match the outstanding balance of the hedged borrowing. The Company entered into this derivative instrument to hedge against the risk of changes in future cash flows related to changes in interest rates on $24,501,280 of the total variable-rate borrowings outstanding. Under the terms of the interest rate swap agreement, the Company received from the counterparty interest on the notional amount based on 1.5% plus one-month LIBOR and paid to the counterparty a fixed rate of 3.744%. This swap effectively converted $24,501,280 of variable-rate borrowings to fixed-rate borrowings beginning on January 2, 2009 and through July 1, 2013.

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

AGREE REALTY CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) (“OCI”) for the six months ended June 30, 2013 to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense. For the six months ended June 30, 2013, the Company has determined these derivative instruments to be effective hedges.

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of June 30, 2013.

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

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

The table below sets forth the Company’s fair value hierarchy for assets and liabilities measured or disclosed at fair value as of June 30, 2013.

Asset:	Level 1	Level 2	Level 3	Carrying Value
Interest rate swaps	$-	$555,345	$-	$555,345

Liability:	Level 1	Level 2	Level 3	Carrying Value
Interest rate swaps	$-	$331,149	$-	$331,149
Mortgages payable	$-	$-	$113,575,021	$115,668,239
Note payable	$-	$40,639,930	$-	$40,639,930

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

Agree Limited Partnership (the “Operating Partnership”) has in place an $85,000,000 unsecured revolving credit facility (“Credit Facility”), which is guaranteed by the Company. Subject to customary conditions, at the Company’s option, total commitments under the Credit Facility may be increased up to an aggregate of $135,000,000. The Company intends to use borrowings under the Credit Facility for general corporate purposes, including working capital, development and acquisition activities, capital expenditures, repayment of indebtedness or other corporate activities. The Credit Facility matures on October 26, 2015, and may be extended, at the Company’s election, for two one-year terms to October 2017, subject to certain conditions. Borrowings under the Credit Facility bear interest at LIBOR plus a spread of 150 to 215 basis points depending on the Company’s leverage ratio. As of June 30, 2013, $40,639,930 was outstanding under the Credit Facility bearing a weighted average interest rate of 1.82%, and $44,360,070 was available for borrowing (subject to customary conditions to borrowing).

The Credit Facility contains customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties, and permitted investments. The Company was in compliance with the covenant terms at June 30, 2013.

AGREE REALTY CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

8.	Mortgages Payable

Mortgages payable consisted of the following:

	June 30, 2013	December 31, 2012
Note payable in monthly installments of interest only at LIBOR plus 160 basis points, swapped to a fixed rate of 2.49% with balloon payment due April 4, 2018; collateralized by related real estate and tenants' leases	$25,000,000	$25,000,000

Note payable in monthly installments of interest only at 3.60% per annum, with balloon payment due January 1, 2023; collateralized by related real estate and tenants' leases	23,640,000	23,640,000

Note payable in monthly principal installments of $50,120 plus interest at 170 basis points over LIBOR, swapped to a fixed rate of 3.74% as of June 30, 2013. A final balloon payment in the amount of $19,744,758 is due on May 14, 2017 unless extended for a two year period at the option of the Company,subject to certain conditions, collateralized by related real estate and tenants’ leases	22,318,478	22,601,978

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	9,745,258	10,320,440

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	9,803,832	10,042,152

Note payable in monthly installments of $60,097 including interest at 5.08% per annum, with a final balloon payment in the amount of $9,167,573 due June 2014; collateralized by related real estate and tenants’ leases	9,391,146	9,509,011

Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with the final monthly payment due February 2017; collateralized by related real estate and tenants’ leases	3,880,847	4,340,850

Note payable in monthy interest-only installments of $48,467 at 6.56% annum, with a balloon payment in the amount of $8,580,000 due June 11, 2016; collateralized by related real estate and tenants’ leases	8,580,000	8,580,000

Note payable in monthly installments of $23,004 including interest at 6.24% per annum, with the final balloon payment of $2,766,628 due February 2020; collateralized by related real estate and tenant lease	3,308,678	3,341,711
Total	$115,668,239	$117,376,142

The above mortgages payable are collateralized by related real estate with an aggregate net book value of $147,091,613.

AGREE REALTY CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Future scheduled annual maturities of mortgages payable for years ending June 30 are as follows: 2014 - $12,738,876; 2015 - $3,573,277; 2016 - $12,393,468; 2017 - $23,354,309; 2018 - $27,324,754 and $36,283,555 thereafter. The weighted average interest rate at June 30, 2013 was 4.40%.

9.	Dividends and Distributions Payable

On June 4, 2013, the Company declared a dividend of $0.41 per common share for the quarter ended June 30, 2013. The holders of limited partnership interest in the Operating Partnership (“OP Units”) were entitled to an equal distribution per OP Unit held as of June 28, 2013. The dividend and distributions payable are recorded as liabilities in the Company’s consolidated balance sheet as of June 30, 2013. The dividend has been reflected as a reduction of stockholders’ equity and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. The amounts were paid on July 9, 2013.

10.	Deferred Revenue

In July 2004, the Company’s tenant in a joint venture property located in Boynton Beach, FL repaid $4.0 million that had been contributed by the Company’s joint venture partner. As a result of this repayment, the Company became the sole member of the limited liability company holding the property. Total assets of the property were approximately $4.0 million. The Company has treated the $4.0 million as deferred revenue and accordingly, will recognize rental income over the term of the related leases.

The remaining deferred revenue of approximately $1.7 million will be recognized as minimum rents over approximately 3.7 years.

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

The results of operations for these properties are presented as discontinued operations in the Company’s Consolidated Statements of Income and Comprehensive Income. The revenues for the properties were $0 and $9,301 for the three and six months ended June 30, 2013, respectively, and $730,070 and $1,726,120 for the three and six months ended June 30, 2012, respectively. The expenses for the properties were $0 and $2,287 for the three and six months ended June 30, 2013, respectively, and $291,289 and $828,379 for the three and six months ended June 30, 2012, respectively.

The Company elected to not allocate consolidated interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations. There was no interest expense that was directly attributable to the discontinued operations for the three and six months ended June 30, 2013 and 2012.

The income from discontinued operations allocable to non-controlling interest was $0 and $24,732 for the three and six months ended June 30, 2013, respectively, and $150,238 and $295,795 for the three and six months ended June 30, 2012, respectively.

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

During the six months ended June 30, 2013, the Company purchased nine retail assets for approximately $43 million with a weighted average capitalization rate of 7.58% to obtain 100% control of the assets. The weighted average capitalization rate for these single tenant net leased properties was calculated by dividing the property net operating income by the purchase price. Property net operating income is defined as the straight-line rent for the base term of the lease less property level expense (if any) that is not recoverable from the tenant. The cost of the aggregate acquisitions was allocated as follows: $7 million to land, $31 million to buildings and improvements and $5 million to lease intangible costs. The acquisitions were cash purchases and there were no contingent considerations associated with these acquisitions.

Total revenues of $684,000 and income before discontinued operations of $92,000 are included in the consolidated income statement, for the six months ended June 30, 2013, for the aggregate 2013 acquisitions.

The following pro forma total revenue and income before discontinued operations for the 2013 acquisitions in aggregate assumes the acquisitions had taken place on January 1, 2013 for the 2013 pro forma information, and on January 1, 2012 for the 2012 pro forma information (in thousands):

Supplemental pro forma for the six months ended June 30, 2013 (1)

Total revenue	$22,077
Income from continuing operations	$8,839

Supplemental pro forma for the six months ended June 30, 2012 (1)

Total revenue	$18,108
Income from continuing operations	$6,678

(1)	This unaudited pro forma supplemental information does not purport to be indicative of what the Company operating results would have been had the acquisitions occurred on January 1, 2013 or January 1, 2012 and may not be indicative of future operating results. Various acquisitions were of newly leased or constructed assets and may not have been in service for the full periods shown.

The fair values of intangible assets acquired are amortized to depreciation and amortization on the consolidated statements of income over the 20.5 years.

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

On May 8, 2013, the Company filed articles of amendment to its charter increasing the number of authorized shares of common stock, par value $.0001 per share, of the Company from 15,850,000 to 28,000,000; increasing the number of authorized shares of preferred stock, par value $.0001 per share, of the Company from 150,000 to 4,000,000; and increasing the number of authorized shares of excess stock, par value $.0001 per share, of the Company from 4,000,000 to 8,000,000. The amendment to the charter was previously approved by the Company’s Board of Directors, subject to stockholder approval, and approved by the Company’s stockholders at the annual meeting of stockholders held on May 6, 2013.

As of June 30, 2013, the Company had the authority to issue 40,000,000 shares of capital stock, par value $0.0001 per share, of which 28,000,000 shares were classified as shares of common stock, 4,000,000 shares were classified as shares of preferred stock (including 150,000 shares that were classified as shares of the Company’s Series A Junior Participating Preferred Stock), and 8,000,000 shares were classified as shares of excess stock.

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

Overview

Agree Realty Corporation is a fully-integrated, self-administered and self-managed REIT. In this report, the terms “Company,” “we,” “our” and “us” and similar terms refer to Agree Realty Corporation and/or its majority owned operating partnership, Agree Limited Partnership (“Operating Partnership”) and/or its majority owned and controlled subsidiaries, including its qualified taxable REIT subsidiaries (“TRS”), as the context may require. Our assets are held by and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 97.44% and 97.05% interest as of June 30, 2013 and December 31, 2012, respectively. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership. We are operating so as to qualify as a REIT for federal income tax purposes.

We are primarily engaged in the acquisition and development of single tenant properties net leased to industry leading retail tenants. We were incorporated in December 1993 to continue and expand the business founded in 1971 by our current Executive Chairman of the Board of Directors, Richard Agree. As of June 30, 2013, approximately 97% of our annualized base rent was derived from national and regional tenants and approximately 45% of our annualized base rent was derived from our top four tenants: Walgreens Co. (“Walgreens”) – 28%; Kmart Corporation (“Kmart”) – 7%; CVS Caremark Corporation (“CVS”) – 6%; and Walmart Stores, Inc. (“Walmart”) – 5%.

As of June 30, 2013, our portfolio consisted of 120 properties, located in 32 states containing an aggregate of approximately 3.5 million square feet of gross leasable area (“GLA”). As of June 30, 2013, our portfolio included 111 freestanding single tenant net leased properties and nine community shopping centers that were 97% leased in aggregate with a weighted average lease term of approximately 12 years remaining. All of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses, including property taxes, insurance and maintenance. We believe this strategy provides a generally consistent source of income and cash for distributions.

During the period from July 1, 2013 to December 31, 2013, we have five leases that are scheduled to expire assuming that the tenants do not exercise their renewal option or terminate the leases prior to the contractual expiration date. These leases represent 79,245 square feet of GLA and $368,412 of annualized base rent.

We expect to continue to grow our asset base through the development and acquisition of single tenant net leased retail properties that are leased on a long-term basis to industry leading retail tenants. Historically, we focused on development based on the returns we have been able to achieve. Development generally has provided us a higher return on investment than the acquisition of similarly located properties. However, beginning in 2010, we commenced a strategic acquisition program targeting properties net leased to industry leading retail tenants in order to expand and diversify our portfolio. Since our initial public offering in 1994, we have developed 58 of our 120 properties, including 49 of our 111 freestanding single tenant properties and all nine of our community shopping centers. As of June 30, 2013, the properties that we developed accounted for 55% of our annualized base rent. We expect to continue to expand our existing tenant relationships and diversify our tenant base to include other quality industry leading retail tenants through the development and acquisition of net leased properties.

In April 2013, we completed development of a Wawa in Kissimmee, Florida, which opened on April 3, 2013, and a Walgreens in Rancho Cordova, California. Additionally, in May 2013, we completed development of a Wawa in Pinellas Park, Florida, which opened on May 29, 2013. Total development cost for the three projects was approximately $12 million. Our development activity continues for the following three projects. In September 2012, we announced that we had closed on the acquisition of a parcel of land in Casselberry, Florida for development of a Wawa expected to be completed during the third quarter of 2013. In December 2012, we acquired a building in Ann Arbor, Michigan for redevelopment. This redevelopment, which is pre-leased to Walgreens, is expected to be completed during the first half of 2014. In April 2013, we announced that we had closed on the acquisition of a parcel of land in St. Petersburg, Florida for the development of a Wawa. Rent is anticipated to commence at this property during the first half of 2014.

At June 30, 2013, our construction in progress balance totaled approximately $12.5 million.

The following should be read in conjunction with the Interim Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

As of June 30, 2013, the impact of recent accounting pronouncements on our business is not considered to be material.

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

We have established TRS entities pursuant to the provisions of the Internal Revenue Code. Our TRS entities are able to engage in activities resulting in income that would be nonqualifying income for a REIT. As a result, certain activities of our Company which occur within our TRS entities are subject to federal and state income taxes. As of June 30, 2013 and December 31, 2012, we had accrued a deferred income tax amount of $705,000. In addition, we have recognized income tax expense of ($19,082) and $3,960 for the three months ended June 30, 2013 and 2012, respectively and ($20,204) and $8,160 for the six months ended June 30, 2013 and 2012, respectively, and $17,700 for the year ended December 31, 2012.

Results of Operations

Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012

Minimum rental revenue increased $2,277,000, or 29%, to $10,262,000 in 2013, compared to $7,985,000 in 2012. Rental revenue increased $1,767,000 due to the acquisition of 15 single tenant net leased properties subsequent to March 31, 2012, $258,000 due to the completed development of five properties subsequent to March 31, 2012, and $252,000 as a result of other rent adjustments.

Operating cost reimbursements increased $34,000, or 6%, to $646,000 in 2013, compared to $612,000 in 2012.

Other income was $0 in 2013, compared to $28,000 in 2012.

Real estate taxes increased $67,000, or 14%, to $559,000 in 2013, compared to $492,000 in 2012. Real estate taxes increased $120,000 due to the acquisition of properties offset by other decreases of $53,000.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $80,000, or 36%, to $302,000 in 2013, compared to $222,000 in 2012. The increase was the result of an increase in shopping center maintenance costs of $48,000, an increase in snow removal costs of $32,000, and an increase in utilities cost of $9,000 offset by a decrease in insurance cost of $9,000.

Land lease payments decreased $74,000, or 41%, to $107,000 in 2013, compared to $181,000 in 2012 due to the acquisition of property previously leased.

General and administrative expenses increased by $166,000, or 12%, to $1,595,000 in 2013, compared to $1,429,000 in 2012. The increase in general and administrative expenses was the result of increased employee costs of $91,000, increased legal and accounting costs of $79,000 and other increased costs of $37,000 offset by decreased business tax costs of $43,000. General and administrative expenses as a percentage of total rental income (minimum and percentage rents) decreased from 16.54% for 2012 to 15.54% for 2013.

Depreciation and amortization increased $620,000, or 37%, to $2,291,000 in 2013, compared to $1,671,000 in 2012. The increase was the result of the acquisition of 34 properties in 2012 and 2013 and the completion of three development projects in 2013.

We recognized a gain of $1,159,000 on the sale of assets in 2012.

Interest expense increased $379,000, or 33%, to $1,525,000 in 2013, compared to $1,146,000, in 2012. The increase in interest expense was a result of the higher level of borrowings due to the acquisition of properties.

Income from discontinued operations was $0 in 2013 compared to $439,000 in 2012, as a result of the sale of six properties during 2012; one in May, one in June, two in August, and another in September.

Our net income decreased $561,000 or 11%, to $4,529,000 in 2013 from $5,090,000 in 2012 as a result of the foregoing factors.

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

Minimum rental revenue increased $4,096,000, or 26%, to $19,898,000 in 2013, compared to $15,802,000 in 2012. Rental revenue increased $3,462,000 due to the acquisition of 34 single tenant net leased properties subsequent to December 31, 2011, $331,000 due to the completed development of five properties subsequent to December 31, 2011, and $303,000 as a result of other rent adjustments.

Operating cost reimbursements increased $88,000, or 8%, to $1,237,000 in 2013, compared to $1,149,000 in 2012.

Other income was $0 in 2013, compared to $45,000 in 2012.

Real estate taxes increased $57,000, or 6%, to $1,025,000 in 2013, compared to $968,000 in 2012. Real estate taxes increased $150,000 due to the acquisition of properties offset by other decreases of $93,000.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $102,000, or 18%, to $659,000 in 2013, compared to $557,000 in 2012. The increase was the result of an increase in shopping center maintenance costs of $54,000, an increase in snow removal costs of $59,000, an increase in utilities cost of $8,000 offset by a decrease in insurance cost of $19,000.

Land lease payments decreased $148,000, or 41%, to $214,000 in 2013, compared to $362,000 in 2012 due to the acquisition of property previously leased.

General and administrative expenses increased by $245,000, or 9%, to $3,081,000 in 2013, compared to $2,836,000 in 2012. The increase in general and administrative expenses was the result of increased employee costs of $166,000, increased legal and accounting costs of $61,000 and other increased costs of $61,000 offset by decreased business tax costs of $43,000. General and administrative expenses as a percentage of total rental income (minimum and percentage rents) decreased from 16.44% for 2012 to 15.46% for 2013.

Depreciation and amortization increased $1,095,000, or 35%, to $4,242,000 in 2013, compared to $3,147,000 in 2012. The increase was the result of the acquisition of 34 properties in 2012 and 2013 and the completion of three development projects in 2013.

We recognized a gain of $946,000 on the disposition of one property in January 2013 and a gain of $2,067,000 on the sale of assets in 2012.

Interest expense increased $683,000, or 30%, to $2,965,000 in 2013, compared to $2,282,000, in 2012. The increase in interest expense was a result of the higher level of borrowings due to the acquisition of properties.

Income from discontinued operations was $7,000 in 2013 compared to $898,000 in 2012, as a result of the sale of one property in January of 2013 and the sale of six properties during 2012; one in May, one in June, two in August, and another in September.

Our net income increased $90,000 or 1%, to $9,922,000 in 2013 from $9,832,000 in 2012 as a result of the foregoing factors.

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

We sold one single tenant property during 2013 for net proceeds of approximately $5,500,000. We will continue to evaluate our portfolio to identify opportunities to further diversify our holdings and improve asset quality while executing on our operating strategy.

Our cash flows from operations increased $5,465,000 to $14,226,000 for the six months ended June 30, 2013, compared to $8,761,000 for the six months ended June 30, 2012. Cash used in investing activities increased by $21,708,000 to ($44,037,000) in 2013, compared to ($22,329,000) in 2012. Cash provided by financing activities increased $17,583,000 to $29,766,000 in 2013, compared to $12,183,000 in 2012.

On May 8, 2013, we filed articles of amendment to our charter increasing the number of authorized shares of our common stock, par value $.0001 per share, from 15,850,000 to 28,000,000; increasing the number of authorized shares of our preferred stock, par value $.0001 per share, from 150,000 to 4,000,000; and increasing the number of authorized shares of our excess stock, par value $.0001 per share, from 4,000,000 to 8,000,000. The amendment to the charter was previously approved by our Board of Directors, subject to stockholder approval, and approved by our stockholders at the annual meeting of stockholders held on May 6, 2013. In addition, on July 31, 2013, we filed articles supplementary to our charter reclassifying and designating authorized but unissued shares of our excess stock as additional shares of our preferred stock, authorized but unissued shares of our preferred stock as additional shares of our excess stock, and authorized but unissued shares of our preferred stock as additional shares of our Series A Junior Participating Preferred Stock, with the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption as set forth in our charter.

After giving effect to the foregoing amendment and articles supplementary, we have the authority to issue 40,000,000 shares of capital stock, par value $0.0001 per share, of which 28,000,000 shares are classified as shares of common stock, 4,000,000 shares are classified as shares of preferred stock (including 200,000 shares that are classified as shares of our Series A Junior Participating Preferred Stock), and 8,000,000 shares are classified as shares of excess stock.

We intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to total enterprise value (common equity, on a fully diluted basis, plus total indebtedness) of 65% or less. Nevertheless, we may operate with debt levels which are in excess of 65% of total enterprise value for extended periods of time. At June 30, 2013, our ratio of indebtedness to total enterprise value was approximately 28%.

Dividends

During the quarter ended June 30, 2013, we declared a quarterly dividend of $0.41 per share. We paid the dividend on July 9, 2013 to holders of record on June 28, 2013.

Debt

The Operating Partnership has in place an $85 million unsecured revolving Credit Facility, which is guaranteed by our Company. Subject to customary conditions, at our option, total commitments under the Credit Facility may be increased up to an aggregate of $135 million. We intend to use borrowings under the Credit Facility for general corporate purposes, including working capital, development and acquisition activities, capital expenditures, repayment of indebtedness or other corporate activities. The Credit Facility matures on October 26, 2015, and may be extended, at our election, for two one-year terms to October 2017, subject to certain conditions. Borrowings under the Credit Facility bear interest at LIBOR plus a spread of 150 to 215 basis points depending on our leverage ratio. As of June 30, 2013, we had $40,639,930 in principal amount outstanding under the Credit Facility bearing a weighted average interest rate of 1.82%, and $44,360,070 was available for borrowing (subject to customary conditions to borrowing).

The Credit Facility contains customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties and permitted investments. We were in compliance with the covenant terms at June 30, 2013.

As of June 30, 2013, we had total mortgage indebtedness of $115,668,239. Including our mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on our mortgage debt is 4.40%.

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At June 30, 2013, the mortgage debt of $22,318,478 is recourse debt and is secured by a limited guaranty of payment and performance by us for approximately 50% of the loan amount. We have entered into mortgage loans which are secured by multiple properties and contain cross-default and cross-collateralization provisions. Cross-collateralization provisions allow a lender to foreclose on multiple properties in the event that we default under the loan. Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan.

Capitalization

As of June 30, 2013, our total enterprise value was approximately $557 million. Enterprise value consisted of $156 million of total indebtedness (including construction or acquisition financing, property related mortgages and the Credit Facility), and $401 million of shares of common equity, including common stock and operating partnership units in the Operating Partnership (“OP units”) (based on the closing price on the New York Stock Exchange of $29.52 per share on June 28, 2013). Our ratio of indebtedness to total enterprise value was approximately 28% at June 30, 2013.

At June 30, 2013, the non-controlling interest in the Operating Partnership represented a 2.56% ownership in the Operating Partnership. The OP units may, under certain circumstances, be exchanged for our shares of common stock on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option to settle exchanged OP units held by others for cash based on the current trading price of our shares. Assuming the exchange of all OP units, there would have been 13,585,023 shares of common stock outstanding at June 30, 2013, with a market value of approximately $401 million.

We completed an underwritten public offering of 1,725,000 shares of common stock in January 2013 at a public offering price of $27.25 per share.  The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $45 million after deducting the underwriting discount and other expenses.  We used the net proceeds from the offering to pay down amounts outstanding under the Credit Facility and for general corporate purposes.

Contractual Obligations

The following table outlines our contractual obligations, as of June 30, 2013, for the periods presented below (in thousands).

	Total	July 1, 2013 - June 30, 2014	July 1, 2014 - June 30, 2016	July 1, 2016 - June 30, 2018	Thereafter
Mortgages payable	$115,668	$12,739	$15,967	$50,679	$36,283
Note payable	40,640	-	40,640	-	-
Land lease obligation	10,569	416	832	850	8,471
Estimated interest payments on mortgages and note payable	27,231	5,845	9,537	5,514	6,335
Total	$194,108	$19,000	$66,976	$57,043	$51,089

Estimated interest payments for mortgages payable are based on stated rates. Estimated interest payments for the note payable are based on the interest rate in effect for the most recent quarter, which is assumed to be in effect through the respective maturity date.

We are constructing and plan to begin construction of additional pre-leased developments and may acquire additional properties, which will initially be financed by the Credit Facility. Additional funding required to complete current ongoing projects is estimated to be $6,277,000. We will periodically refinance short-term construction and acquisition financing with long-term debt and/or equity to the extent available.

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

Funds from Operations

Funds from Operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) to mean net income computed in accordance with U.S. generally accepted accounting principles (“GAAP”), excluding gains (or losses) from sales of property and impairment charges on depreciable property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself.

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

The following tables provide a reconciliation of FFO and AFFO to net income for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
Reconciliation of Funds from Operations to Net Income	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$4,529,497	$5,089,990	$9,921,755	$9,831,826
Depreciation of real estate assets	1,763,578	1,447,159	3,358,740	2,880,910
Amortization of leasing costs	27,630	26,301	55,260	51,701
Amortization of leasing intangibles	483,270	319,260	797,840	533,537
Gain on sale of assets	-	(1,159,307)	(946,347)	(2,067,467)
Funds from Operations	$6,803,975	$5,723,403	$13,187,248	$11,230,507
Funds from Operations Per Share - Dilutive	$0.51	$0.50	$1.00	$0.99

Weighted average shares and OP units outstanding
Basic	13,332,972	11,530,918	13,165,287	11,301,082
Diluted	13,413,162	11,561,059	13,236,963	11,338,013

	Three Months Ended		Six Months Ended
Reconciliation of Adjusted Funds from Operations to Net Income	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$4,529,497	$5,089,990	$9,921,755	$9,831,826
Cumulative adjustments to calculate FFO	2,274,478	633,413	3,265,493	1,398,681
Funds from Operations	$6,803,975	$5,723,403	$13,187,248	$11,230,507
Straight-line accrued rent	(224,855)	(165,668)	(628,152)	(301,158)
Deferred revenue recognition	(115,845)	(115,845)	(231,690)	(231,690)
Stock based compensation expense	454,875	412,000	924,985	824,000
Amortization of financing costs	78,104	78,403	156,146	120,459
Adjusted Funds from Operations	$6,996,254	$5,932,293	$13,408,537	$11,642,118

Additional supplemental disclosure
Scheduled principal repayments	$857,876	$786,733	$1,707,903	$1,526,509

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

	Year ended June 30,
	2014	2015	2016	2017	2018	Thereafter	Total
Fixed Rate Mortgages Payable	$12,739	$3,573	$12,393	$23,354	$27,325	$36,284	$115,668
Average interest rate	5.35%	6.13%	6.43%	3.99%	2.85%	4.58%	-
Variable Rate Note Payable	-	$40,640	-	-	-	-	$40,640
Average interest rate	-	2.05%	-	-	-	-	-

The fair value (in thousands) is estimated at $113,575 and $40,640 for fixed rate mortgages and other variable rate debt, respectively, as of June 30, 2013.

The table above incorporates those exposures that exist as of June 30, 2013; it does not consider those exposures or positions, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

We entered into an interest rate swap agreement in 2009 to hedge interest rates on $24.5 million in variable-rate borrowings outstanding. Under the terms of the interest rate swap agreement, we received from the counterparty interest on the notional amount based on 1.5% plus one-month LIBOR and paid to the counterparty a fixed rate of 3.744%. This swap effectively converted $24.5 million of variable-rate borrowings to fixed-rate borrowings to June 30, 2013. As of June 30, 2013, this interest rate swap was valued at a liability of $0. In addition, in April 2012, we entered into a forward starting interest rate swap agreement, for the same variable rate loan, to hedge interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on one-month LIBOR and will pay to the counterparty a fixed rate of 1.92%. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of June 30, 2013, this interest rate swap was valued at a liability of $331,149.

On December 4, 2012, we entered into interest rate swap agreements for a notional amount of $25,000,000, effective December 6, 2012 and ending on April 4, 2018. We entered into these derivative instruments to hedge against changes in future cash flows related to changes in interest rates on $25,000,000 of variable rate borrowings outstanding. Under the terms of the interest rate swap agreements we will receive from the counterparty interest on the notional amount based on one-month LIBOR and will pay to the counterparty a fixed rate of .885%. This swap effectively converted $25,000,000 of variable-rate borrowings to fixed-rate borrowings beginning on December 6, 2012 and through April 4, 2018. As of June 30, 2013, this interest rate swap was valued at an asset of $555,345.

We do not use derivative instruments for trading or other speculative purposes.

As of June 30, 2013, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates (excluding the amounts outstanding under the loans that have been hedged to fixed rates) would result in an annual increase in interest expense of approximately $406,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other Information

As of the quarter ended June 30, 2013, all items required to be disclosed under Form 8-K were reported under Form 8-K.

On July 31, 2013, we filed articles supplementary to our charter with the Maryland State Department of Assessments and Taxation reclassifying and designating (i) 3,850,000 authorized but unissued shares of our excess stock, par value $0.0001 per share, as additional shares of our preferred stock, par value $.0001 per share, and (ii) 3,850,000 authorized but unissued shares of our preferred stock as additional shares of our excess stock, with the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption as set forth in our charter.  In addition, on July 31, 2013, we filed articles supplementary to our charter with the Maryland State Department of Assessments and Taxation reclassifying and designating 50,000 authorized but unissued shares of our preferred stock as additional shares of our Series A Junior Participating Preferred Stock, par value $0.0001 per share, with the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption as set forth in our charter.

After giving effect to the foregoing classifications, we have the authority to issue 40,000,000 shares of capital stock, par value $0.0001 per share, of which 28,000,000 shares are classified as shares of common stock, 4,000,000 shares are classified as shares of preferred stock (including 200,000 shares that are classified as shares of our Series A Junior Participating Preferred Stock), and 8,000,000 shares are classified as shares of excess stock. The articles supplementary, which were effective upon filing, are included in Exhibit 3.1 hereto and are incorporated herein by reference.

Item 6. Exhibits

*3.1	Articles of Incorporation of Agree Realty Corporation, including all amendments and articles supplementary thereto

3.2	Amended and Restated Bylaws of Agree Realty Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on May 9, 2013)

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Alan D. Maximiuk, Vice President, Chief Financial Officer

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Alan D. Maximiuk, Vice President, Chief Financial Officer

*101	The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

___________________

*	Filed herewith.

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

Date: August 2, 2013

