Form 10-Q
period 2013-09-30
AGREE REALTY CORP
filed 2013-11-01
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013, or

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

As of October 28, 2013, the Registrant had 13,241,654 shares of common stock, $0.0001 par value, outstanding.

AGREE REALTY CORPORATION
Index to Form 10-Q

		Page

PART I	Financial Information

Item 1:	Interim Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	1-2

	Consolidated Statements of Income and Comprehensive Income (Unaudited) for the three months and nine months ended September 30, 2013 and 2012	3

	Consolidated Statement of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2013	4

	Consolidated Statements of Cash Flows (Unaudited) for nine months ended September 30, 2013 and 2012	5

	Notes to Consolidated Financial Statements (Unaudited)	6-13

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-22

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4:	Controls and Procedures	24

PART II

Item 1:	Legal Proceedings	24

Item 1A:	Risk Factors	24

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3:	Defaults Upon Senior Securities	24

Item 4:	Mine Safety Disclosures	24

Item 5:	Other Information	25

Item 6:	Exhibits	25

SIGNATURES		26

AGREE REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Real Estate Investments
Land	$156,313,462	$134,740,784
Buildings	296,399,050	240,204,708
Less accumulated depreciation	(63,587,930)	(58,508,881)
	389,124,582	316,436,611
Property under development	12,837,237	18,980,779
Property held for sale	-	4,537,752

Net Real Estate Investments	401,961,819	339,955,142

Cash and Cash Equivalents	5,824,331	1,270,027

Accounts Receivable - Tenants, net of allowance of $35,000 for possible losses at September 30, 2013 and December 31, 2012	2,361,105	2,160,055

Unamortized Deferred Expenses

Financing costs, net of accumulated amortization of $6,810,953 and $6,273,113 at September 30, 2013 and December 31, 2012, respectively	2,637,995	2,864,314

Leasing costs, net of accumulated amortization of $1,395,349 and $1,312,085 at September 30, 2013 and December 31, 2012, respectively	613,514	687,828

Lease intangibles, net of accumulated amortization of $2,801,182 and $1,594,815 at September 30, 2013 and December 31, 2012, respectively	27,903,865	21,342,122

Other Assets	2,316,525	1,813,344

Total Assets	$443,619,154	$370,092,832

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012
LIABILITIES

Notes Payable:
Mortgage Notes Payable	$114,789,938	$117,376,142
Unsecured Revolving Credit Facility	40,000,000	43,530,005
Unsecured Term Loan	35,000,000	-
Total Notes Payable	189,789,938	160,906,147
Dividends and Distributions Payable	5,570,068	4,710,446
Deferred Revenue	1,583,248	1,930,783
Accrued Interest Payable	371,901	335,416

Accounts Payable and Accrued Expense
Capital expenditures	322,719	122,080
Operating	1,464,350	2,015,367

Interest Rate Swap	734,179	1,337,998
Deferred Income Taxes	705,000	705,000
Tenant Deposits	51,371	64,461
Total Liabilities	200,592,774	172,127,698

STOCKHOLDERS' EQUITY
Common stock, $.0001 par value per share, 28,000,000 and 15,850,000 shares authorized, 13,240,404 and 11,436,044 shares issued and outstanding, respectively	1,324	1,144
Excess stock, $.0001 par value per share, 8,000,000 and 4,000,000 shares authorized, no shares issued and outstanding, respectively	-	-
Preferred Stock, $.0001 par value per share, 4,000,000 and 150,000 shares authorized, respectively Series A junior participating preferred stock, $.0001	-	-
par value per share, 200,000 and 150,000 shares authorized, no shares issued and outstanding, respectively
Additional paid-in-capital	263,962,863	217,768,918
Deficit	(23,262,722)	(21,166,509)
Accumulated other comprehensive income (loss)	(308,116)	(1,294,267)

Total Stockholders' Equity - Agree Realty Corporation	240,393,349	195,309,286
Non-controlling interest	2,633,031	2,655,848
Total Stockholders' Equity	243,026,380	197,965,134
Total Liabilities and Stockholders' Equity	$443,619,154	$370,092,832

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues
Minimum rents	$10,683,883	$8,635,775	$30,581,677	$24,438,181
Percentage rents	-	-	20,061	22,725
Operating cost reimbursement	901,257	542,271	2,138,547	1,691,199
Other income	1,553	14,889	1,553	59,991

Total Revenues	11,586,693	9,192,935	32,741,838	26,212,096

Operating Expenses
Real estate taxes	660,053	395,033	1,685,273	1,363,513
Property operating expenses	326,037	253,879	985,408	810,584
Land lease payments	106,975	106,075	320,925	468,225
General and administrative	1,587,617	1,317,094	4,668,491	4,153,269
Depreciation and amortization	2,176,179	1,640,478	6,418,310	4,787,813
Impairment charge	450,000	-	450,000	-

Total Operating Expenses	5,306,861	3,712,559	14,528,407	11,583,404

Income from Operations	6,279,832	5,480,376	18,213,431	14,628,692

Other Income (Expense)
Interest expense, net	(1,634,051)	(1,344,245)	(4,599,256)	(3,625,943)
Income From Continuing Operations	4,645,781	4,136,131	13,614,175	11,002,749
Discontinued Operations
Gain(Loss) on sale of assets from discontinued operations	-	(320,718)	946,347	1,746,750
Income from discontinued operations	-	209,619	7,014	1,107,360
Total Discontinued Operations	-	(111,099)	953,361	2,854,110
Net Income	4,645,781	4,025,032	14,567,536	13,856,859
Less Net Income Attributable to
Non-Controlling Interest	117,619	118,321	378,691	414,116

Net Income Attributable to Agree Realty Corporation	$4,528,162	$3,906,711	$14,188,845	$13,442,743

Basic Earnings (Loss) Per Share
Continuing operations	$0.35	$0.36	$1.03	$0.97
Discontinued operations	-	(0.01)	0.07	0.25
	$0.35	$0.35	$1.10	$1.22
Diluted Earnings (Loss) Per Share
Continuing operations	$0.35	$0.36	$1.03	$0.96
Discontinued operations	-	(0.01)	0.07	0.25
	$0.35	$0.35	$1.10	$1.21
Other Comprehensive Income
Net income	$4,645,781	$4,025,032	$14,567,536	$13,856,859
Other Comprehensive Income (Loss)	(549,979)	(177,010)	1,012,214	(704,155)
Total Comprehensive Income	4,095,802	3,848,022	15,579,750	13,152,704

Comprehensive Income Attributable to Non-Controlling Interest	(103,540)	(113,099)	(404,754)	(393,407)

Comprehensive Income Attributable to Agree Realty Corporation	$3,992,262	$3,734,923	$15,174,996	$12,759,297

Weighted Average Number of Common Shares Outstanding - Basic	12,983,774	11,185,864	12,872,808	11,032,857

Weighted Average Number of Common Shares Outstanding - Dilutive	13,063,187	11,238,930	12,953,224	11,082,730

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional	Non-Controlling		Accumulated Other Comprehensive
	Shares	Amount	Paid-In Capital	Interest	Deficit	Income (Loss)
Balance, December 31, 2012	11,436,044	$1,144	$217,768,918	$2,655,848	$(21,166,509)	$(1,294,267)

Issuance of common stock, net of issuance costs	1,725,000	172	44,802,160	-	-	-

Issuance of restricted stock under the Equity Incentive Plan	86,300	8	-	-	-	-

Forfeiture of restricted stock	(6,940)	-	-	-	-	-

Vesting of restricted stock	-	-	1,391,785	-	-	-

Dividends and distributions declared for the period January 1, 2013 to September 30, 2013	-	-	-	(427,571)	(16,285,058)	-

Other comprehensive income -change in fair value of interest rate swaps	-	-	-	26,063	-	986,151
Net income for the period
January 1, 2013 to September 30, 2013	-	-	-	378,691	14,188,845	-
Balance, September 30, 2013	13,240,404	$1,324	$263,962,863	$2,633,031	$(23,262,722)	$(308,116)

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Cash Flows from Operating Activities
Net income	$14,567,536	$13,856,859
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,130,962	4,323,297
Amortization	1,827,470	1,313,904
Stock-based compensation	1,391,785	1,236,000
Impairment charge	450,000	-
Gain on sale of assets	(946,347)	(1,746,750)
(Increase) decrease in accounts receivable	(201,050)	(592,064)
(Increase) decrease in other assets	(130,958)	(1,463,254)
(Decrease) increase in accounts payable	(549,019)	(1,978,649)
Decrease in deferred revenue	(347,535)	(347,535)
Increase (decrease) in accrued interest	36,485	(242,269)
Increase (decrease) in tenant deposits	(13,090)	(19,814)
Net Cash Provided by Operating Activities	21,216,239	14,339,725

Cash Flows from Investing Activities
Acquisition of real estate investments (including capitalized interest of $438,843 in 2013, $104,254 in 2012)	(79,512,790)	(44,849,100)
Payment of leasing costs	(8,950)	(14,241)
Net proceeds from sale of assets	5,462,280	15,330,481
Increase in restricted cash	-	(3,280,616)
Net Cash Used In Investing Activities	(74,059,460)	(32,813,476)

Cash Flows from Financing Activities
Proceeds from common stock offering	44,802,340	35,042,235
Note payable borrowings	86,894,408	59,062,100
Note payable repayments	(90,424,413)	(60,665,998)
Payments of mortgages payable	(2,586,204)	(2,328,560)
Term loan payable proceeds	35,000,000	-
Dividends paid	(15,430,910)	(13,089,390)
Limited partners' distributions paid	(424,095)	(417,141)
Repayments of payables for capital expenditures	(122,080)	(424,321)
Payments for financing costs	(311,522)	(164,851)

Net Cash Provided by Financing Activities	57,397,524	17,014,074

Net (Decrease) in Cash and Cash Equivalents	4,554,304	(1,459,677)
Cash and Cash Equivalents, beginning of period	1,270,027	2,002,663
Cash and Cash Equivalents, end of period	$5,824,331	$542,986

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$4,464,126	$3,412,222

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued under Stock Incentive Plan	$2,390,208	$2,175,831
Dividends and limited partners' distributions declared and unpaid	$5,571,089	$4,711,946
Real estate investments financed with accounts payable	$322,719	$35,045
Forgiveness of mortgage debt	$-	$9,173,789
Real estate acquisitions financed with debt assumption	$-	$18,220,528

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation
The accompanying unaudited consolidated financial statements of Agree Realty Corporation (the “Company”) for the nine months ended September 30, 2013 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other interim period. The results of operations of properties that have either been disposed of or are classified as held for sale are reported as discontinued operations.  As a result of these discontinued operations, certain of the 2012 balances have been reclassified to conform to the 2013 presentation.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

2.	Stock Based Compensation
The Company estimates the fair value of restricted stock and stock option grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of September 30, 2013, there was $4,884,000 of unrecognized compensation costs related to the outstanding shares of restricted stock, which is expected to be recognized over a weighted average period of 3.26 years.  The Company used a 0% discount factor and forfeiture rate for determining the fair value of restricted stock.  The forfeiture rate was based on historical results and trends.

The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted stock to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

Restricted stock activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1, 2013	250,180	$22.66
Restricted stock granted	86,300	27.57
Restricted stock vested	(73,368)	22.50
Restricted stock forfeited	(6,940)	23.88
Unvested restricted stock at September 30, 2013	256,172	$24.37

3.	Earnings Per Share
Earnings per share has been computed by dividing the net income attributable to Agree Realty Corporation by the weighted average number of common shares outstanding.

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

AGREE REALTY CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average number of common shares outstanding	13,239,947	11,436,044	13,128,981	11,283,037
Unvested restricted stock	(256,173)	(250,180)	(256,173)	(250,180)

Weighted average number of common shares outstanding used in basic earnings per share	12,983,774	11,185,864	12,872,808	11,032,857

Weighted average number of common shares outstanding used in basic earnings per share	12,983,774	11,185,864	12,872,808	11,032,857
Effect of dilutive securities:
Restricted stock	79,414	53,066	80,415	49,873

Weighted average number of common shares outstanding used in diluted earnings per share	13,063,187	11,238,930	12,953,224	11,082,730

4.	Recent Accounting Pronouncements
As of September 30 2013, the impact of recent accounting pronouncements is not considered to be material.

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

On September 30, 2013, the Company entered into an interest rate swap agreement for a notional amount of $35,000,000, effective October 3, 2013 and ending on September 29, 2020.  The Company entered into this derivative instrument to hedge against changes in future cash flows related to changes in interest rates on $35,000,000 of variable rate borrowings outstanding.  Under the terms of the interest rate swap agreement, the Company will receive from the counterparty interest on the notional amount based on one-month LIBOR and will pay to the counterparty a fixed rate of 2.197%.  This swap effectively converted $35,000,000 of variable-rate borrowings to fixed-rate borrowings beginning on October 3, 2013 and through September 29, 2020.

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) (“OCI”) for the nine months ended September 30, 2013 to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense.  For the nine months ended September 30, 2013, the Company has determined these derivative instruments to be effective hedges.

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of September 30, 2013.

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

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

The table below sets forth the Company’s fair value hierarchy for assets and liabilities measured or disclosed at fair value as of September 30, 2013.

Asset:	Level 1	Level 2	Level 3	Carrying Value
Interest rate swaps	$-	$408,396	$-	$408,396

AGREE REALTY CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Liability:	Level 1	Level 2	Level 3	Carrying Value
Interest rate swaps	$-	$734,179	$-	$734,179
Mortgage notes payable	$-	$-	$111,262,607	$114,789,937
Unsecured revolving credit facility	$-	$40,000,000	$-	$40,000,000
Unsecured term loan	$-	$35,000,000	$-	$35,000,000

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

7.	Note and Mortgages Payable
Agree Limited Partnership (the “Operating Partnership”) has in place an $85,000,000 unsecured revolving credit facility (“Credit Facility”), which is guaranteed by the Company.  Subject to customary conditions, at the Company’s option, total commitments under the Credit Facility may be increased up to an aggregate of $135,000,000.  The Company intends to use borrowings under the Credit Facility for general corporate purposes, including working capital, development and acquisition activities, capital expenditures, repayment of indebtedness or other corporate activities.   The Credit Facility matures on October 26, 2015, and may be extended, at the Company’s election, for two one-year terms to October 2017, subject to certain conditions.  Borrowings under the Credit Facility bear interest at LIBOR plus a spread of 150 to 215 basis points depending on the Company’s leverage ratio.  As of September 30, 2013, $40,000,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 1.92%, and $45,000,000 was available for borrowing (subject to customary conditions to borrowing).

In September 2013, the Operating Partnership entered into a $35,000,000 seven year unsecured term loan (“Unsecured Term Loan”), which is guaranteed by the Company.   The Unsecured Term Loan includes an accordion feature providing the opportunity to borrow up to an additional $35,000,000 under the same loan agreement, subject to customary conditions.  The Unsecured Term Loan matures on September 29, 2020.  Borrowings under the Unsecured Term Loan bear interest at LIBOR plus a spread of 165 to 225 basis points depending on the Company’s leverage ratio.  In conjunction with the closing of the loan, the Company entered into a seven year interest rate swap agreement resulting in a fixed interest rate of 3.85%, based on the current spread.  The Company used the proceeds from the Unsecured Term Loan to pay down amounts outstanding under the Credit Facility.

The Credit Facility and Unsecured Term Loan contain customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties, and permitted investments.  The Company was in compliance with the covenant terms at September 30, 2013.

AGREE REALTY CORPORATION
  Notes to Consolidated Financial Statements
(Unaudited)

Mortgages payable consisted of the following:

	September 30, 2013	December 31, 2012

Note payable in monthly installments of interest only at LIBOR plus 160 basis points, swapped to a fixed rate of 2.49% with balloon payment due April 4, 2018; collateralized by related real estate and tenants' leases	25,000,000	25,000,000

Note payable in monthly installments of interest only at 3.60% per annum, with balloon payment due January 1, 2023; collateralized by related real estate and tenants' leases	23,640,000	23,640,000

Note payable in monthly principal installments of $50,120 plus interest at 170 basis points over LIBOR, swapped to a fixed rate of 3.74% as of June 30, 2013. A final balloon payment in the amount of $19,744,758 is due on May 14, 2017 unless extended for a two year period at the option of the Company, subject to certain conditions, collateralized by related real estate and tenants’ leases	22,168,118	22,601,978

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	9,450,160	10,320,440

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	9,681,848	10,042,152

Note payable in monthly installments of $60,097 including interest at 5.08% per annum, with a final balloon payment in the amount of $9,167,573 due June 2014; collateralized by related real estate and tenants’ leases	9,332,392	9,509,011

Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with the final monthly payment due February 2017; collateralized by related real estate and tenants’ leases	3,645,080	4,340,850

Note payable in monthy interest-only installments of $48,467 at 6.56% annum, with a balloon payment in the amount of $8,580,000 due June 11, 2016; collateralized by related real estate and tenants’ leases	8,580,000	8,580,000

Note payable in monthly installments of $23,004 including interest at 6.24% per annum, with the final balloon payment of $2,766,628 due February 2020; collateralized by related real estate and tenant lease	3,292,340	3,341,711
Total	$114,789,938	$117,376,142

AGREE REALTY CORPORATION
  Notes to Consolidated Financial Statements
(Unaudited)

The above mortgages payable are collateralized by related real estate with an aggregate net book value of $146,524,119

The weighted average interest rate for the mortgage notes payable at September 30, 2013 was 4.39%.

The following table presents scheduled principal payments on mortgages and notes payable as of September 30, 2013:

Year Ending September 30,

2014	$12,735,342
2015 (1)	43,632,216
2016	12,456,396
2017 (2)	22,924,073
2018	27,363,950
Thereafter	70,677,961
Total debt	$189,789,938

(1)
Scheduled maturities in 2015 include the $40,000,000 outstanding balance under the Credit Facility as of September 30, 2013.  The Credit Facility matures on October 26, 2015, and may be extended at the Company’s election, for two one-year terms to October 2017, subject to certain conditions.

(2)
Scheduled maturities in 2017 include $19,744,758 which represents the ending balance of a note payable due in 2017.  The note matures May 14, 2017 and may be extended, at the Company’s election, for a two-year term to May 2019, subject to certain conditions.

8.	Dividends and Distributions Payable
On September 10, 2013, the Company declared a dividend of $0.41 per common share for the quarter ended September 30, 2013.  The holders of limited partnership interest in the Operating Partnership (“OP Units”) were entitled to an equal distribution per OP Unit held as of September 30, 2013.  The dividend and distributions payable are recorded as liabilities in the Company’s consolidated balance sheet as of September 30, 2013.  The dividend has been reflected as a reduction of stockholders’ equity and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest.  The amounts were paid on October 8, 2013.

9.	Deferred Revenue
In July 2004, the Company’s tenant in a joint venture property located in Boynton Beach, FL repaid $4,000,000 that had been contributed by the Company’s joint venture partner.  As a result of this repayment, the Company became the sole member of the limited liability company holding the property.  Total assets of the property were approximately $4,000,000.  The Company has treated the $4,000,000 as deferred revenue and accordingly, will recognize rental income over the term of the related leases.

The remaining deferred revenue of approximately $1,600,000 will be recognized as minimum rents over approximately 3.4 years.

10.	Discontinued Operations
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

AGREE REALTY CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

The results of operations for these properties are presented as discontinued operations in the Company’s consolidated statements of income and comprehensive income.  The revenues for the properties were $0 and $9,301 for the three and nine months ended September 30, 2013, respectively, and $390,543 and $2,116,663 for the three and nine months ended September 30, 2012, respectively. The expenses for the properties were $0 and $2,287 for the three and nine months ended September 30, 2013, respectively, and $180,924 and $1,009,303 for the three and nine months ended September 30, 2012, respectively.

The Company elected to not allocate consolidated interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations.  There was no interest expense that was directly attributable to the discontinued operations for the three and nine months ended September 30, 2013 and 2012.

The income from discontinued operations allocable to non-controlling interest was $0 and $24,732 for the three and nine months ended September 30, 2013, respectively, and ($3,266) and $85,296 for the three and nine months ended September 30, 2012, respectively.

11.	Purchase Accounting for Acquisitions of Real Estate
Acquired real estate assets have been accounted for using the purchase method of accounting and accordingly, the results of operations are included in the consolidated statements of income and comprehensive income from the respective dates of acquisition. The Company allocates the purchase price to (i) land and buildings based on management’s internally prepared estimates and (ii) identifiable intangible assets or liabilities generally consisting of above-market and below-market in-place leases and in-place leases. The Company uses estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation techniques, including management’s analysis of comparable properties in the existing portfolio, to allocate the purchase price to acquired tangible and intangible assets.

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

During the nine months ended September 30, 2013, the Company purchased 16 retail assets for approximately $70,000,000 with a weighted average capitalization rate of 7.99% to obtain 100% control of the assets.  The weighted average capitalization rate for these net leased properties was calculated by dividing the property net operating income by the purchase price.  Property net operating income is defined as the straight-line rent for the base term of the lease less property level expense (if any) that is not recoverable from the tenant.  The cost of the aggregate acquisitions was allocated as follows: $12,000,000 to land, $51,000,000 to buildings and improvements and $7,000,000 to lease intangible costs.  The acquisitions were cash purchases and there were no contingent considerations associated with these acquisitions.  Acquisition costs of $270,000 were recorded in general and administrative expense on our consolidated statements of income and comprehensive income during the nine months ended September 30, 2013.

Total revenues of $1,506,000 and income from continuing operations of $112,000 are included in the consolidated statements of income and comprehensive income, for the nine months ended September 30, 2013, for the aggregate 2013 acquisitions.

The following pro forma total revenue and income from continuing operations for the 2013 acquisitions in aggregate assumes the acquisitions had taken place on January 1, 2013 for the 2013 pro forma information, and on January 1, 2012 for the 2012 pro forma information (in thousands):

AGREE REALTY CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Supplemental pro forma for the nine months ended September 30, 2013 (1)
Total revenue	$35,104
Income from continuing operations	$13,926

Supplemental pro forma for the nine months ended September 30, 2012 (1)
Total revenue	$28,872
Income from continuing operations	$11,074

(1)
This unaudited pro forma supplemental information does not purport to be indicative of what the Company operating results would have been had the acquisitions occurred on January 1, 2013 or January 1, 2012 and may not be indicative of future operating results.  Various acquisitions were of newly leased or constructed assets and may not have been in service for the full periods shown.

The fair values of intangible assets acquired are amortized to depreciation and amortization on the consolidated statements of income and comprehensive income over 19.8 years.

12.	Impairment Charge
Management periodically assesses its Real Estate Investments for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations.  Events or circumstances that may occur include significant changes in real estate market conditions and the ability of the Company to re-lease or sell properties that are vacant or become vacant.  The Company has executed a sales agreement for the sale of one of its shopping centers.  The impairment was measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset.  As a result of the Company’s review of Real Estate Investments, including identifiable intangible assets, the Company recognized $450,000 of real estate impairments in continuing operations for the three and nine months ended September 30, 2013.

Real Estate Investments measured at fair value due to impairment charges are considered fair value measurements on a non recurring basis.  The valuation was determined based on the sales agreement and represents a level 2 input within the fair value valuation hierarchy as of September 30, 2013, for which a nonrecurring change in fair value has been recorded during the quarter and nine months ended September 30, 2013.

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

On May 8, 2013, the Company filed articles of amendment to its charter increasing the number of authorized shares of common stock, par value $.0001 per share, of the Company from 15,850,000 to 28,000,000; increasing the number of authorized shares of preferred stock, par value $.0001 per share, of the Company from 150,000 to 4,000,000; and increasing the number of authorized shares of excess stock, par value $.0001 per share, of the Company from 4,000,000 to 8,000,000. The amendment to the charter was previously approved by the Company’s Board of Directors, subject to stockholder approval, and approved by the Company’s stockholders at the annual meeting of stockholders held on May 6, 2013.  In addition, on July 31, 2013, the Company filed articles supplementary to its charter reclassifying and designating authorized but unissued shares of excess stock as additional shares of preferred stock, authorized but unissued shares of preferred stock as additional shares of excess stock, and authorized but unissued shares of preferred stock as additional shares of Series A Junior Participating Preferred Stock, with the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption as set forth in the Company’s charter.

As of September 30, 2013, the Company had the authority to issue 40,000,000 shares of capital stock, par value $0.0001 per share, of which 28,000,000 shares were classified as shares of common stock, 4,000,000 shares were classified as shares of preferred stock (including 200,000 shares that were classified as shares of the Company’s Series A Junior Participating Preferred Stock), and 8,000,000 shares were classified as shares of excess stock.

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

Overview
Agree Realty Corporation is a fully-integrated, self-administered and self-managed REIT. In this report, the terms “Company,” “we,” “our” and “us” and similar terms refer to Agree Realty Corporation and/or its majority owned operating partnership, Agree Limited Partnership (“Operating Partnership”) and/or its majority owned and controlled subsidiaries, including its qualified taxable REIT subsidiaries (“TRS”), as the context may require.  Our assets are held by and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 97.44% and 97.05% interest as of September 30, 2013 and December 31, 2012, respectively.  Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership.  We are operating so as to qualify as a REIT for federal income tax purposes.

We are primarily engaged in the acquisition and development of net leased properties leased to industry leading retail tenants.  We were incorporated in December 1993 to continue and expand the business founded in 1971 by our current Executive Chairman of the Board of Directors, Richard Agree.  As of September 30, 2013, approximately 97% of our annualized base rent was derived from national and regional tenants and approximately 48% of our annualized base rent was derived from our top five tenants:   Walgreens Co. (“Walgreens”) – 26%; Kmart Corporation (“Kmart”) – 6%; CVS Caremark Corporation (“CVS”) – 6%; Wawa – 5%; and Walmart Stores, Inc. (“Walmart”) – 5%.

As of September 30, 2013, our portfolio consisted of 128 properties, located in 33 states containing an aggregate of approximately 3.8 million square feet of gross leasable area (“GLA”).  As of September 30, 2013, our portfolio included 119 freestanding net leased properties and nine community shopping centers that were 98% leased in aggregate with a weighted average lease term of approximately 12 years remaining.  All of our freestanding property tenants and the majority of our community shopping center tenants have triple-net leases, which require the tenant to be responsible for property operating expenses, including property taxes, insurance and maintenance.  We believe this strategy provides a generally consistent source of income and cash for distributions.

During the period from October 1, 2013 to December 31, 2013, we have three leases that are scheduled to expire.  One of these leases will be extended for a period of five years, another will be on a month to month basis until relocation of the tenant within the shopping center, at which time the lease will be extended for a period of five years, and the third lease, representing 42,241 square feet of GLA and $159,203 of annualized base rent will not be extended, however, we are currently in negotiations with a new tenant to occupy this space.  These three leases represent 71,645 square feet of GLA and $296,212 of annualized base rent.

We expect to continue to grow our asset base through the development and acquisition of net leased retail properties that are leased on a long-term basis to industry leading retail tenants.  Historically, we focused on development based on the returns we have been able to achieve.  Development generally has provided us a higher return on investment than the acquisition of similarly located properties.  However, beginning in 2010, we commenced a strategic acquisition program targeting properties net leased to industry leading retail tenants in order to expand and diversify our portfolio.  Since our initial public offering in 1994, we have developed 59 of our 129 properties, including 50 of our 119 freestanding net leased properties and all nine of our community shopping centers.  As of September 30, 2013, the properties that we developed accounted for 52% of our annualized base rent.  We expect to continue to expand our existing tenant relationships and diversify our tenant base to include other quality industry leading retail tenants through the development and acquisition of net leased properties.

In July 2013, we completed development of a Wawa in Casselberry, Florida, which opened on July 24, 2013.  Total development cost for the project was approximately $2,800,000. Our development activity continues for the following two projects.   In December 2012, we acquired a building in Ann Arbor, Michigan for redevelopment.  This redevelopment, which is pre-leased to Walgreens, is expected to be completed during the first half of 2014.  In April 2013, we closed on the acquisition of a parcel of land in St. Petersburg, Florida for the development of a Wawa.  Rent is anticipated to commence for this property during the first half of 2014.

We announced our first Joint Venture Capital Solutions project during the second quarter of 2013.  We closed on a 4.2 acre parcel of land for the development of a 55,000 square foot Hobby Lobby store in Grand Forks, North Dakota.  Hobby Lobby executed a 15 year lease for the property.  Construction has been completed and Hobby Lobby opened on October 11, 2013.  We provided the necessary capital and are the sole owner of the project upon completion.

Subsequent to quarter end, the Company announced its second Joint Venture Capital Solutions project.  The Company closed on a 4.5 acre parcel of land for the development of a 62,450 square foot project in New Lenox, Illinois.  TJ Maxx, Ross Dress for Less and Petco have executed 10 year net leases.  The total project cost is estimated at approximately $8 million.   The project is expected to be completed in late 2014.

At September 30, 2013, our construction in progress balance totaled approximately $12,800,000.

  The following should be read in conjunction with the Interim Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements
As of September 30, 2013, the impact of recent accounting pronouncements on our business is not considered to be material.

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

We evaluate real estate for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets will be written down to fair value and such excess carrying value is charged to income.  The expected cash flows of a project are dependent on estimates and other factors subject to change, including (1) changes in the national, regional, and/or local economic climates, (2) competition from other shopping centers, stores, clubs, mailings, and the internet, (3) increases in operating costs, (4) bankruptcy and/or other changes in the condition of third parties, including tenants, (5) expected holding period, and (6) availability of credit. These factors could cause our expected future cash flows from a project to change, and, as a result, an impairment could be considered to have occurred.  During 2013, we recorded an impairment charge of $450,000 related to the carrying value of our real estate assets.

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

We have established TRS entities pursuant to the provisions of the Internal Revenue Code.  Our TRS entities are able to engage in activities resulting in income that would be nonqualifying income for a REIT.  As a result, certain activities of our Company which occur within our TRS entities are subject to federal and state income taxes.  As of September 30, 2013 and December 31, 2012, we had accrued a deferred income tax amount of $705,000. In addition, we have recognized income tax expense of $0 and $1,968 for the three months ended September 30, 2013 and 2012, respectively and ($20,204) and $27,285 for the nine months ended September 30, 2013 and 2012, respectively, and $17,700 for the year ended December 31, 2012.

Results of Operations

Comparison of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012
Minimum rental revenue increased $2,048,000, or 24%, to $10,684,000 in 2013, compared to $8,636,000 in 2012. Rental revenue increased $1,735,000 due to the acquisition of net leased properties subsequent to June 30, 2012 and increased $360,000 due to the completed development of properties subsequent to June 30, 2012, offset by a decrease of $47,000 as a result of other rent adjustments.

Operating cost reimbursements increased $359,000, or 66%, to $901,000 in 2013, compared to $542,000 in 2012. Operating cost reimbursements increased due to the change in real estate taxes and property operating expenses explained below.

Other income was $2,000 in 2013, compared to $15,000 in 2012.

Real estate taxes increased $265,000, or 67%, to $660,000 in 2013, compared to $395,000 in 2012. Real estate taxes increased $256,000 due to the acquisition of properties and increased $9,000 due to other adjustments.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $72,000, or 28%, to $326,000 in 2013, compared to $254,000 in 2012. The increase was the result of an increase in shopping center maintenance costs of $46,000, an increase in parking lot repair costs of $15,000, and an increase in other costs of $11,000.

Land lease payments were $107,000 in 2013, compared to $106,000 in 2012.

General and administrative expenses increased by $271,000, or 21%, to $1,588,000 in 2013, compared to $1,317,000 in 2012. The increase in general and administrative expenses was the result of acquisition costs of $270,000, increased employee costs of $104,000, offset by decreased business tax costs of $98,000 and a decrease in other costs of $5,000.  General and administrative expenses as a percentage of total rental income (minimum and percentage rents) increased from 14.71% for 2012 to 15.53% for 2013.

Depreciation and amortization increased $535,000, or 33%, to $2,176,000 in 2013, compared to $1,641,000 in 2012.  The increase was the result of the acquisition of properties in 2012 and 2013 and the completion of development projects in 2013.

We incurred an impairment charge of $450,000 in 2013 as a result of writing down the carrying value of our real estate assets related to a shopping center under contract for sale that was not classified as held for sale due to contingencies associated with the contract.  There was no impairment charge in 2012.

We recognized a loss of $321,000 on the sale of assets in 2012.

Interest expense increased $299,000, or 22%, to $1,634,000 in 2013, compared to $1,344,000, in 2012. The increase in interest expense was a result of the higher level of borrowings due to the acquisition of properties.

Income from discontinued operations was $0 in 2013 compared to $210,000 in 2012, as a result of the sale of three properties during 2012; two in August, and another in September.

Our net income increased $621,000, or 15%, to $4,646,000 in 2013 from $4,025,000 in 2012 as a result of the foregoing factors.

Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012
Minimum rental revenue increased $6,144,000, or 25%, to $30,582,000 in 2013, compared to $24,438,000 in 2012. Rental revenue increased $5,245,000 due to the acquisition of net leased properties subsequent to December 31, 2011, increased $691,000 due to the completed development of properties subsequent to December 31, 2011, and increased $208,000 as a result of other rent adjustments.

Operating cost reimbursements increased $447,000, or 26%, to $2,138,000 in 2013, compared to $1,691,000 in 2012.  Operating cost reimbursements increased due to the change in real estate taxes and property operating expenses explained below.

Other income was $2,000 in 2013, compared to $60,000 in 2012.

Real estate taxes increased $322,000, or 24%, to $1,685,000 in 2013, compared to $1,363,000 in 2012.  Real estate taxes increased $313,000 due to the acquisition of properties and increased $9,000 due to other adjustments.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $174,000, or 21%, to $985,000 in 2013, compared to $811,000 in 2012.  The increase was the result of an increase in shopping center maintenance costs of $54,000, an increase in parking lot repair costs of $15,000, an increase in parking lot striping costs of $16,000, and an increase in other costs of $89,000.

Land lease payments decreased $147,000, or 31%, to $321,000 in 2013, compared to $468,000 in 2012 due to the acquisition of property previously leased.

General and administrative expenses increased by $516,000, or 12%, to $4,669,000 in 2013, compared to $4,153,000 in 2012. The increase in general and administrative expenses was the result of acquisition costs of $270,000, increased employee costs of $261,000, increased accounting costs of $60,000 and other increased costs of $65,000 offset by decreased business tax costs of $140,000.  General and administrative expenses as a percentage of total rental income (minimum and percentage rents) decreased from 15.90% for 2012 to 15.26% for 2013.

Depreciation and amortization increased $1,630,000, or 34%, to $6,418,000 in 2013, compared to $4,788,000 in 2012.  The increase was the result of the acquisition of properties in 2012 and 2013 and the completion of development projects in 2013.

We incurred an impairment charge of $450,000 in 2013 as a result of writing down the carrying value of our real estate assets related to a shopping center under contract for sale that was not classified as held for sale due to contingencies associated with the contract.  There was no impairment charge in 2012.

We recognized a gain of $946,000 on the disposition of one property in January 2013 and a gain of $1,747,000 on the sale of assets in 2012.

Interest expense increased $973,000, or 27%, to $4,599,000 in 2013, compared to $3,626,000 in 2012. The increase in interest expense was a result of the higher level of borrowings due to the acquisition of properties.

Income from discontinued operations was $7,000 in 2013 compared to $1,107,000 in 2012, as a result of the sale of one property in January of 2013 and the sale of six properties during 2012; one in May, one in June, two in August, and another in September.

Our net income increased $710,000 or 5%, to $14,567,000 in 2013 from $13,857,000 in 2012 as a result of the foregoing factors.

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

Our cash flows from operations increased $6,876,000 to $21,216,000 for the nine months ended September 30, 2013, compared to $14,340,000 for the nine months ended September 30, 2012.  Cash used in investing activities increased by $41,246,000 to ($74,059,000) in 2013, compared to ($32,813,000) in 2012.  Cash provided by financing activities increased $40,384,000 to $57,398,000 in 2013, compared to $17,014,000 in 2012.

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

As of September 30, 2013, we have the authority to issue 40,000,000 shares of capital stock, par value $0.0001 per share, of which 28,000,000 shares are classified as shares of common stock, 4,000,000 shares are classified as shares of preferred stock (including 200,000 shares that are classified as shares of our Series A Junior Participating Preferred Stock), and 8,000,000 shares are classified as shares of excess stock.

We intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to total enterprise value (common equity, on a fully diluted basis, plus total indebtedness) of 65% or less.  Nevertheless, we may operate with debt levels which are in excess of 65% of total enterprise value for extended periods of time.  At September 30, 2013, our ratio of indebtedness to total enterprise value was approximately 32%.

Dividends
During the quarter ended September 30, 2013, we declared a quarterly dividend of $0.41 per share. We paid the dividend on October 8, 2013 to holders of record on September 30, 2013.

Debt
The Operating Partnership has in place an $85 million unsecured revolving Credit Facility, which is guaranteed by our Company.  Subject to customary conditions, at our option, total commitments under the Credit Facility may be increased up to an aggregate of $135 million.  We intend to use borrowings under the Credit Facility for general corporate purposes, including working capital, development and acquisition activities, capital expenditures, repayment of indebtedness or other corporate activities.   The Credit Facility matures on October 26, 2015, and may be extended, at our election, for two one-year terms to October 2017, subject to certain conditions.  Borrowings under the Credit Facility bear interest at LIBOR plus a spread of 150 to 215 basis points depending on our leverage ratio.  As of September 30, 2013, we had $40,000,000 in principal amount outstanding under the Credit Facility bearing a weighted average interest rate of 1.92%, and $45,000,000 was available for borrowing (subject to customary conditions to borrowing).

In September 2013, the Operating Partnership entered into a $35,000,000 seven year unsecured term loan (“Unsecured Term Loan”), which is guaranteed by our Company.   The Unsecured Term Loan includes an accordion feature providing the opportunity to borrow up to an additional $35,000,000 under the same loan agreement, subject to customary conditions.  The Unsecured Term Loan matures on September 29, 2020.  Borrowings under the Unsecured Term Loan bear interest at LIBOR plus a spread of 165 to 225 basis points depending on our leverage ratio.  In conjunction with the closing of the loan, we entered into a seven year interest rate swap agreement resulting in a fixed interest rate of 3.85%, based on the current spread.  We used the proceeds from the Unsecured Term Loan to pay down amounts outstanding under the Credit Facility.

The Credit Facility and Unsecured Term Loan contain customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties and permitted investments.  We were in compliance with the covenant terms at September 30, 2013.

As of September 30, 2013, we had total mortgage indebtedness of $114,789,938. Including our mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on our mortgage debt is 4.39%.

The mortgage loans encumbering our properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender.  These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At September 30, 2013, the mortgage debt of $22,168,118 is recourse debt and is secured by a limited guaranty of payment and performance by us for approximately 50% of the loan amount.  We have entered into mortgage loans which are secured by multiple properties and contain cross-default and cross-collateralization provisions.  Cross-collateralization provisions allow a lender to foreclose on multiple properties in the event that we default under the loan.  Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan.

Capitalization
As of September 30, 2013, our total enterprise value was approximately $600 million.  Enterprise value consisted of $190 million of total indebtedness (including construction or acquisition financing, property related mortgages, the Credit Facility, and the Unsecured Term Loan), and $410 million of shares of common equity, including common stock and operating partnership units in the Operating Partnership (“OP units”) (based on the closing price on the New York Stock Exchange of $30.18 per share on September 30, 2013).  Our ratio of indebtedness to total enterprise value was approximately 32% at September 30, 2013.

At September 30, 2013, the non-controlling interest in the Operating Partnership represented a 2.56% ownership in the Operating Partnership.  The OP units may, under certain circumstances, be exchanged for our shares of common stock on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option to settle exchanged OP units held by others for cash based on the current trading price of our shares.  Assuming the exchange of all OP units, there would have been 13,588,023 shares of common stock outstanding at September 30, 2013, with a market value of approximately $410 million.

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

Contractual Obligations
The following table outlines our contractual obligations, as of September 30, 2013, for the periods presented below (in thousands).

	Total	October 1, 2013 - September 30, 2014	October 1, 2014 - September 30, 2016	October 1, 2016 - September 30, 2018	Thereafter
Mortgage notes payable	$114,790	$12,735	$16,089	$50,288	$35,678
Unsecured revolving credit facility	40,000	-	40,000	-	-
Unsecured term loan	35,000				35,000
Land lease obligation	10,463	416	832	835	8,380
Estimated interest payments on notes payable	35,234	6,954	11,886	7,781	8,613
Total	$235,487	$20,105	$68,807	$58,904	$87,671

Estimated interest payments for mortgage notes payable are based on stated rates. Estimated interest payments for the notes payable are based on the interest rate in effect for the most recent quarter, which is assumed to be in effect through the respective maturity date.

We are constructing and plan to begin construction of additional pre-leased developments and may acquire additional properties, which will initially be financed by the Credit Facility.  Additional funding required to complete current ongoing projects is estimated to be $1,844,000.  We will periodically refinance short-term construction and acquisition financing with long-term debt and/or equity to the extent available.

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

The following tables provide a reconciliation of FFO and AFFO to net income for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Reconciliation of Funds from Operations to Net Income
Net income	$4,645,781	$4,025,032	$14,567,536	$13,856,859
Depreciation of real estate assets	1,722,596	1,393,091	5,081,336	4,274,001
Amortization of leasing costs	28,004	26,301	83,264	78,002
Amortization of leasing intangibles	408,525	287,000	1,206,365	820,537
(Gain)Loss on sale of assets	-	320,718	(946,347)	(1,746,750)
Impairment charge	450,000	-	450,000	-
Funds from Operations	$7,254,906	$6,052,142	$20,442,154	$17,282,649
Funds from Operations Per Share - Dilutive	$0.54	$0.52	$1.54	$1.51

Weighted average shares and OP units outstanding
Basic	13,331,394	11,533,483	13,220,427	11,380,476
Diluted	13,410,808	11,586,549	13,300,842	11,430,349

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Reconciliation of Adjusted Funds from Operations to Net Income
Net income	$4,645,781	$4,025,032	$14,567,536	$13,856,859
Cumulative adjustments to calculate FFO	2,609,125	2,027,110	5,874,618	3,425,790
Funds from Operations	$7,254,906	$6,052,142	$20,442,154	$17,282,649
Straight-line accrued rent	(264,580)	(197,235)	(892,732)	(498,393)
Deferred revenue recognition	(115,845)	(115,845)	(347,535)	(347,535)
Stock based compensation expense	466,800	412,000	1,391,785	1,236,000
Amortization of financing costs	78,047	78,954	234,193	199,413
Capitalized building improvements	(87,018)	(2,900)	(87,018)	(2,900)
Adjusted Funds from Operations	$7,332,310	$6,227,116	$20,740,847	$17,869,234

Additional supplemental disclosure
Scheduled principal repayments	$878,302	$802,051	$2,586,204	$2,328,560
Capitalized interest	110,507	53,007	438,842	104,254

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	Year ended September 30,
	2014	2015	2016	2017	2018	Thereafter	Total
Mortgage Notes Payable	$12,735	$3,632	$12,457	$22,924	$27,364	$35,678	$114,790
Average interest rate	5.36%	6.13%	6.43%	3.96%	2.85%	4.54%	-
Unsecured Revolving Credit Facility	-	$40,000	-	-	-	-	$40,000
Average interest rate	-	1.92%	-	-	-	-	-
Unsecured Term Loan	-	-	-	-	-	$35,000	$35,000
Average interest rate	-	-	-	-	-	3.85%	-

The fair value (in thousands) is estimated at $111,263 and $75,000 for fixed rate mortgages and other variable rate debt, respectively, as of September 30, 2013.

The table above incorporates those exposures that exist as of September 30, 2013; it does not consider those exposures or positions, which could arise after that date.  As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

We entered into an interest rate swap agreement in 2009 to hedge interest rates on $24,500,000 in variable-rate borrowings outstanding. Under the terms of the interest rate swap agreement, we received from the counterparty interest on the notional amount based on 1.5% plus one-month LIBOR and paid to the counterparty a fixed rate of 3.744%. This swap effectively converted $24,500,000 of variable-rate borrowings to fixed-rate borrowings to June 30, 2013.  As of June 30, 2013, this interest rate swap was valued at a liability of $0.  In addition, in April 2012, we entered into a forward starting interest rate swap agreement, for the same variable rate loan, to hedge interest rates on $22,300,000 in variable-rate borrowings.  Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on one-month LIBOR and will pay to the counterparty a fixed rate of 1.92%.  This swap effectively converted $22,300,000 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019.  As of September 30, 2013, this interest rate swap was $24,500,000 valued at a liability of $388,791.

On December 4, 2012, we entered into interest rate swap agreements for a notional amount of $25,000,000, effective December 6, 2012 and ending on April 4, 2018.  We entered into these derivative instruments to hedge against changes in future cash flows related to changes in interest rates on $25,000,000 of variable rate borrowings outstanding.  Under the terms of the interest rate swap agreements we will receive from the counterparty interest on the notional amount based on one-month LIBOR and will pay to the counterparty a fixed rate of .885%.   This swap effectively converted $25,000,000 of variable-rate borrowings to fixed-rate borrowings beginning on December 6, 2012 and through April 4, 2018.  As of September 30, 2013, this interest rate swap was valued at an asset of $408,396.

On September 30, 2013, we entered into an interest rate swap agreement for a notional amount of $35,000,000, effective October 3, 2013 and ending on September 29, 2020.  We entered into this derivative instrument to hedge against changes in future cash flows related to changes in interest rates on $35,000,000 of variable rate borrowings outstanding.  Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on one-month LIBOR and will pay to the counterparty a fixed rate of 2.197%.  This swap effectively converted $35,000,000 of variable-rate borrowings to fixed-rate borrowings beginning on October 3, 2013 and through September 29, 2020.  As of September 30, 2013, this interest rate swap was valued at a liability of $345,388.

We do not use derivative instruments for trading or other speculative purposes.

As of September 30, 2013, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates (excluding the amounts outstanding under the loans that have been hedged to fixed rates) would result in an annual increase in interest expense of approximately $400,000.

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

3.1
Articles of Incorporation of Agree Realty Corporation, including all amendments and articles supplementary thereto (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-12928) filed on August 2, 2013)

*10.1	Second Amendment to Credit Agreement, dated September, 30 2013, among Agree Limited Partnership, Bank of America, N.A. and the other lenders party thereto

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Alan D. Maximiuk, Vice President, Chief Financial Officer

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Alan D. Maximiuk, Vice President, Chief Financial Officer

*101
The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Agree Realty Corporation

/s/ JOEL N. AGREE
Joel N. Agree
President and Chief Executive Officer

/s/ ALAN D. MAXIMIUK
Alan D. Maximiuk
Vice President, Chief Financial Officer and
Secretary
(Principal Financial and Accounting Officer)

Date:	November 1, 2013

