Form 10-K
period 2013-12-31
AGREE REALTY CORP
filed 2014-03-07
CIK 917251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013

Commission File Number 1-12928

AGREE REALTY CORPORATION
(Exact name of Registrant as specified in its charter)

Maryland	38-3148187
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

31850 Northwestern Highway, Farmington Hills, Michigan  48334
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:  (248) 737-4190

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered
Common Stock, $.0001 par value	New York Stock Exchange

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

Large accelerated filer ☐        Accelerated filer ☒      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was approximately $390,768,166 as of June 28, 2013, based on the closing price of $29.52 on the New York Stock Exchange on that date.

At February 28, 2014, there were 14,964,396 shares of common stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholder meeting to be held in 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K as noted herein.

AGREE REALTY CORPORATION

CAUTIONARY NOTE REGARDING forward-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project,” or similar expressions. Forward-looking statements in this report include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated expenditures of capital, and other matters. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations, include but are not limited to: the global and national economic conditions and changes in general economic, financial and real estate market conditions; changes in our business strategy; risks that our acquisition and development projects will fail to perform as expected; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; our ability to re-lease space as leases expire; loss or bankruptcy of one or more of our major tenants; a failure of our properties to generate additional income to offset increases in operating expenses; our ability to maintain our qualification as real estate investment trust (“REIT”) for federal income tax purposes and the limitations imposed on our business by our status as a REIT; legislative or regulatory changes, including changes to laws governing REITs; and other factors discussed in Item 1A. “Risk Factors” and elsewhere in this report and in subsequent filings with the Securities and Exchange Commission (“SEC”). We caution you that any such statements are based on currently available operational, financial and competitive information, and that you should not place undue reliance on these forward-looking statements, which reflect our management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward–looking statements to reflect events or circumstances as they occur.

PART I

Item 1:	Business

General
Agree Realty Corporation, a Maryland corporation, is a fully-integrated, self-administered and self-managed REIT. The terms “Registrant,” “Company,” “we,” “our” or “us” refer to Agree Realty Corporation and/or its majority owned operating partnership, Agree Limited Partnership (“Operating Partnership”), and/or its majority owned and controlled subsidiaries, including its taxable REIT subsidiaries (“TRSs”), as the context may require. Our assets are held by and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 97.72% interest as of December 31, 2013. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership.

We are focused primarily on the ownership, development, acquisition and management of retail properties net leased to national tenants. We were incorporated in December 1993 to continue and expand the business founded in 1971 by our current Executive Chairman of the Board, Richard Agree. We specialize in acquiring and developing net leased retail properties for industry leading retail tenants. As of December 31, 2013, approximately 90% of our annualized base rent was derived from national tenants. As of December 31, 2013, approximately 47.8% of our annualized base rent was derived from our top five tenants.

At December 31, 2013, our portfolio consisted of 130 properties, located in 33 states, containing an aggregate of approximately 3.7 million square feet of gross leasable area (“GLA”). As of December 31, 2013, our portfolio included 122 net leased properties and eight community shopping centers that were 98% leased with a weighted average lease term of approximately 11.7 years remaining. One community shopping center was classified as held for sale as of December 31, 2013, and subsequently sold in January 2014, and is not included in our property information. Substantially all of our net lease property tenants and the majority of our community shopping center tenants have net leases, which require the tenant to be responsible for property operating expenses including property taxes, insurance and maintenance. We believe this strategy provides a generally consistent source of income and cash for distributions. See Item 2. “Properties” for a summary of our developments and acquisitions in 2013, as well as other information regarding our tenants, leases and properties as of December 31, 2013.

We expect to continue to grow our asset base primarily through the development and acquisition of retail properties that are net leased on a long-term basis to industry leading retail tenants. Since our initial public offering in 1994, we have developed 60 of our 130 properties, including 52 of our 122 net lease properties and all eight of our community shopping centers. Since we commenced our acquisition program in 2010, we have acquired 62 assets for an aggregate purchase price of approximately $230,000,000. Going forward, we expect to continue to expand our tenant relationships and diversify our tenant base through both the development and acquisition of net leased properties.

Growth Strategy
Our growth strategy includes the development and acquisition of net leased retail properties.

Development. We believe that our development strategy produces superior risk adjusted returns. Our development process commences with the identification of land parcels that we believe are situated in an attractive retail location. The location must be in a concentrated retail corridor, have high traffic counts, good visibility and demographics compatible with the desires of a targeted retail tenant. After assessing site feasibility we propose long-term net leases that are executed prior to the development of the site.

Upon the execution of the lease, we acquire the land and pursue all necessary approvals to commence development. We direct all aspects of the development process, including land acquisition, due diligence, design, construction, lease negotiation and asset management.
Acquisitions. We strategically acquire net leased retail properties when we have determined that a potential acquisition target meets our return on investment criteria and such acquisition will diversify our rental income either by tenant, geographically or retail sector concentration. Since the commencement of our acquisition program in April 2010, we have acquired 62 net leased retail properties in 28 states and across 17 retail sectors.

Financing Strategy
As of December 31, 2013, our total mortgage debt was approximately $113.9 million with a weighted average maturity of 5.5 years. Including our mortgages that have been swapped to a fixed interest rate, our weighted average interest rate on mortgage debt was 4.4%.

Agree Limited Partnership (the “Operating Partnership”) has in place an $85,000,000 unsecured revolving credit facility (“Credit Facility”), which is guaranteed by the Company. Subject to customary conditions, at the Company’s option, total commitments under the Credit Facility may be increased up to an aggregate of $135,000,000. The Company intends to use borrowings under the Credit Facility for general corporate purposes, including working capital, development and acquisition activities, capital expenditures, repayment of indebtedness or other corporate activities. The Credit Facility matures on October 26, 2015, and may be extended, at the Company’s election, for two one-year terms to October 2017, subject to certain conditions. Borrowings under the Credit Facility bear interest at LIBOR plus a spread of 150 to 215 basis points, or the base rate, depending on the Company’s leverage ratio. As of December 31, 2013, $9,500,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 3.75%, and $75,500,000 was available for borrowing (subject to customary conditions to borrowing).

In September 2013, the Operating Partnership entered into a $35,000,000 seven year unsecured term loan (“Unsecured Term Loan”), which is guaranteed by the Company. The Unsecured Term Loan includes an accordion feature providing the opportunity to borrow up to an additional $35,000,000 under the same loan agreement, subject to customary conditions. The Unsecured Term Loan matures on September 29, 2020. Borrowings under the Unsecured Term Loan bear interest at LIBOR plus a spread of 165 to 225 basis points depending on the Company’s leverage ratio. In conjunction with the closing of the loan, the Company entered into a seven year interest rate swap agreement resulting in a fixed interest rate of 3.85%, based on the spread then in effect. The Company used the proceeds from the Unsecured Term Loan to pay down amounts outstanding under the Credit Facility.

We intend to maintain a ratio of total indebtedness (including construction and acquisition financing) to total market capitalization of 65% or less. At December 31, 2013, our ratio of indebtedness to total market capitalization assuming the conversion of limited partnership interests in the Operating Partnership (“OP units”), was approximately 26.4%.

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

Asset Management
We maintain a proactive leasing and capital improvement program that, combined with the quality and locations of our properties, has made our properties attractive to tenants. We intend to continue to hold our properties for long-term investment and, accordingly, place a strong emphasis on the quality of construction and an on-going program of regular maintenance. Our properties are designed and built to require minimal capital improvements other than renovations or expansions paid for by tenants. At our eight community shopping center properties, we sub contract on site functions such as maintenance, landscaping, snow removal and sweeping. The cost of these functions is generally reimbursed by our tenants. Personnel from our corporate headquarters conduct regular inspections of each property and maintain regular contact with major tenants.

We have a management information system designed to provide management with the operating data necessary to make informed business decisions on a timely basis. This system provides us rapid access to lease data, tenants’ sales history, cash flow budgets and forecasts. Such a system enables us to maximize cash flow from operations and closely monitor corporate expenses.

Major Tenants
As of December 31, 2013, approximately 42% of our GLA was leased to Walgreen, CVS, Kmart, Wawa and Walmart and approximately 47.8% of our total annualized base rent was attributable to these tenants. At December 31, 2013, Walgreen occupied approximately 13% of our GLA and accounted for approximately 27.4% of our annualized base rent. At December 31, 2013, CVS occupied approximately 2% of our GLA and accounted for approximately 5.5% of our annualized base rent. At December 31, 2013, Kmart occupied approximately 18% of our GLA and accounted for approximately 5.3% of our annualized base rent. At December 31, 2013, Wawa occupied approximately 1% of our GLA and accounted for approximately 5.0% of our annualized base rent. At December 31, 2013, Walmart occupied approximately 8% of our GLA and accounted for approximately 4.6% of our annualized base rent. No other tenant accounted for more than 5% of annualized base rent in 2013. The loss of any of these tenants or a significant number of their stores, or the inability of any of them to pay rent, would have a material adverse effect on our business.

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

During 2013, we conducted Phase I environmental studies for the 18 properties that we acquired and one property that we purchased for development. In addition to the Phase I environmental study, we conducted additional investigation, including a Phase II environmental assessment, on one of the properties that we acquired and the property that we purchased for development. This additional investigation indicated no further action was required.

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

Employees
As of December 31, 2013, we employed 14 persons. Employee responsibilities include land acquisition, construction, management, leasing, acquisition sourcing and underwriting, property coordination, accounting and administrative functions for the properties. Our employees are not covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory.

Financial Information About Industry Segments
We are in the business of development, acquisition and management of net leased properties and community shopping centers. We consider our activities to consist of a single industry segment. See the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.

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
While economic conditions in many of our markets have improved, any worsening of such conditions, including any disruption in the capital markets, could adversely affect our business and operations. Potential consequences of economic and financial conditions include:

•	the financial condition of our tenants may be adversely affected, which may result in tenant defaults under the leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;
•	current or potential tenants may delay or postpone entering into long-term net leases with us which could lead to reduced demand for commercial real estate;
•	the ability to borrow on terms and conditions that we find acceptable may be limited or unavailable, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from acquisition and development activities, reduce our ability to make cash distributions to our stockholders and increase our future interest expense;
•	our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions;
•	the recognition of impairment charges on or reduced values of our properties, which may adversely affect our results of operations or limit our ability to dispose of assets at attractive prices and may reduce the availability of buyer financing; and
•	one or more lenders under the Credit Facility could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs and commitments associated with our operations. Such conditions could make it very difficult to forecast operating results, make business decisions and identify and address material business risks.

Single-tenant leases involve significant risks of tenant default.
We focus our development and investment activities on ownership of real properties that are net leased to a single tenant. Therefore, the financial failure of, or other default in payment by, a single tenant under its lease is likely to cause a significant reduction in our operating cash flows from that property and a significant reduction in the value of the property, and could cause a significant reduction in our revenues and a significant impairment loss.  We may also experience difficulty or a significant delay in re-leasing such property.

Failure by any major tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, would have a material adverse effect on us.
We derive substantially all of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition, particularly during periods of economic uncertainty.  As a result, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. In addition, lease terminations by a major tenant or a failure by that major tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In that event, we may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above would have a material adverse effect on our results of operations and our financial condition. See “—We rely significantly on five major tenants, and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants,” below.

We rely significantly on five major tenants, and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
As of December 31, 2013, we derived approximately 47.8% of our annualized base rent from five major tenants:

•	Approximately 27.4% of our annualized base rent was from Walgreen;
•	Approximately 5.5% of our annualized base rent was from CVS; and
•	Approximately 5.3% of our annualized base rent was from Kmart; and
•	Approximately 5.0% of our annualized base rent was from Wawa; and
•	Approximately 4.6% of our annualized base rent was from Walmart Stores, Inc.

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
In the event that certain tenants cease to occupy a property, although under most circumstances such a tenant would remain liable for its lease payments, such an action may result in certain other tenants at our community shopping centers having the right to terminate their leases at the affected property, which could adversely affect the future income from that property.  As of December 31, 2013, each of our community shopping centers had tenants with those provisions in their leases.

Our portfolio has limited geographic diversification, which makes us more susceptible to adverse events in these areas.
Our properties are located throughout the United States and in particular, the State of Michigan (with 45 properties or 35.9% of our annualized base rent as of December 31, 2013).  An economic downturn or other adverse events or conditions such as terrorist attacks or natural disasters in these areas, or any other area where we may have significant concentration now or in the future, could result in a material reduction of our cash flows or material losses to our company.

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

We own certain of our properties subject to ground leases that expose us to the loss of such properties upon breach or termination of the ground leases and may limit our ability to sell these properties.
We own certain of our properties through leasehold interests in the land underlying the buildings and we may acquire additional buildings in the future that are subject to similar ground leases. As lessee under a ground lease, we are exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock. Our ground leases contain certain provisions that may limit our ability to sell certain of our properties. In order to assign or transfer our rights and obligations under certain of our ground leases, we generally must obtain the consent of the landlord which, in turn, could adversely impact the price realized from any such sale.

Joint venture investments will expose us to certain risks.
We may from time to time enter into joint venture transactions for portions of our existing or future real estate assets.  Investing in this manner subjects us to certain risks, among them the following:

•	We may not exercise sole decision-making authority regarding the joint venture’s business and assets and, thus, we may not be able to take actions that we believe are in our company’s best interests.
•	We may be required to accept liability for obligations of the joint venture (such as recourse carve-outs on mortgage loans) beyond our economic interest.
•	Our returns on joint venture assets may be adversely affected if the assets are not held for the long-term.

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
Our leases generally require tenants to carry comprehensive liability and extended coverage insurance on our properties.  However, there are certain losses, including losses from environmental liabilities, terrorist acts or catastrophic acts of nature, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so.  If there is an uninsured loss or a loss in excess of insurance limits, we could lose both the revenues generated by the affected property and the capital we have invested in the property. In the event of a substantial unreimbursed loss, we would remain obligated to repay any mortgage indebtedness or other obligations related to the property.

Risks Related to Our Debt Financings

Leveraging our portfolio subjects us to increased risk of loss, including loss of properties in the event of a foreclosure.
At December 31, 2013, our ratio of indebtedness to total market capitalization (assuming conversion of OP units) was approximately 26.4%.  The use of leverage presents an additional element of risk in the event that (1) the cash flow from lease payments on our properties is insufficient to meet debt obligations, (2) we are unable to refinance our debt obligations as necessary or on as favorable terms or (3) there is an increase in interest rates.  If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the property could be foreclosed upon with a consequent loss of income and asset value to us.  Under the “cross-default” provisions contained in mortgages encumbering some of our properties, our default under a mortgage with a lender would result in our default under mortgages held by the same lender on other properties resulting in multiple foreclosures.

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
There is risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and/or honoring loan commitments. If our lender(s) fail to honor their legal commitments under our credit facilities, it could be difficult to replace our credit facilities on similar terms. The failure of any of the lenders under the Credit Facility may impact our ability to finance our operating or investing activities.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on your investment.
We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. These instruments involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such agreements are not legally enforceable. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the REIT income tests. In addition, the nature and timing of hedging transactions may influence the effectiveness of our hedging strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. Moreover, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses that may reduce the overall return on your investment.

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

The business combination statute permits various exemptions from its provisions, including business combinations that are approved or exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder.  Our board of directors has exempted from the business combination provisions of the Maryland General Corporation Law, or MGCL, any business combination with Mr. Richard Agree or any other person acting in concert or as a group with Mr. Richard Agree.

In addition, our bylaws contain a provision exempting from the control share acquisition statute any members of the Agree-Rosenberg Group, our other officers, our employees, any of the associates or affiliates of the foregoing and any other person acting in concert of as a group with any of the foregoing.

Additionally, Title 3, Subtitle 8 of the MGCL, permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or our bylaws, to implement takeover defenses. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price.

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

An officer and director may have interests that conflict with the interests of stockholders.
An officer and member of our board of directors owns OP units in the Operating Partnership. This individual may have personal interests that conflict with the interests of our stockholders with respect to business decisions affecting us and the Operating Partnership, such as interests in the timing and pricing of property sales or refinancings in order to obtain favorable tax treatment. As a result, the effect of certain transactions on this unit holders may influence our decisions affecting these properties.

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

Our properties consist of 122 net leased retail properties and eight community shopping centers that, as of December 31, 2013, were 98% leased, with a weighted average lease term of 11.7 years. One community shopping center was classified as held for sale as of December 31, 2013, and subsequently sold in January 2014, and is not included in our property information. Approximately 90% of our annualized base rent was attributable to national retailers. Among these national retailers are Walgreen, CVS, Kmart, and Walmart, which, at December 31, 2013, collectively represented approximately 42.8% of our annualized base rent. A majority of our properties were built for or are leased to national tenants who require a high quality location with strong retail characteristics. We developed 52 of our 122 net leased retail properties and all eight of our community shopping centers. See Note 5 to the Consolidated Financial Statements included herein for information regarding mortgage debt and other debt related to our properties.

A substantial portion of our income consists of base rent received under net leases. These leases require the payment of fixed base rentals monthly in advance and for the payment by tenants of a pro rata share of the real estate taxes, insurance, utilities and common area maintenance of the property or shopping center, as well as payment to us of a percentage of the tenant’s sales. In addition, some of our leases require us to make capital repairs, as needed.

Development and Acquisition Summary

During 2013 and 2012, we completed the following developments and redevelopments:

					Cost Per
					Square
Tenant(s)	Sector	Location	Cost (1)		Foot
2013
Walgreen	Pharmacy	Rancho Cordova, California	$7.1	million	$490
Wawa	Gas & Convenience Store	Kissimmee, Florida	$2.4	million	$430
Wawa	Gas & Convenience Store	Pinellas Park, Florida	$3.5	million	$621
Wawa	Gas & Convenience Store	Casselberry, Florida	$2.6	million	$424
Walgreen	Pharmacy	Ann Arbor, Michigan	$7.6	million	$428
Hobby Lobby (2)	Specialty Retail	Grand Forks, North Dakota	$3.8	million	$102
HomeGoods	Specialty Retail	Monroeville, Pennsylvania	$1.4	million	$49

					Cost Per
					Square
Tenant(s)	Sector	Location	Cost (1)		Foot
2012
McDonald's	Quick Service Restaurant	Southfield, Michigan	$1.2	million	(3)
Miner's Super One Foods	Grocery	Ironwood, Michigan	$1.2	million	$188
Chase	Financial Institutions	Venice, Florida	$1.3	million	(3)

(1)	All costs related to planning, development and construction of buildings prior to the date they become operational, including interest and real estate taxes during the construction period, are capitalized for financial reporting purposes. Leasing costs associated with the lease up of development properties are not included in development costs. See Note 2 to our Consolidated Financial Statements.
(2)	Costs of approximately $1,800,000 had not yet been incurred related to this project as of December 31, 2013, but are included in the cost per square foot.
(3)	Represents land cost. Tenant built the improvements under the terms of the ground lease.

During 2013 and 2012, we completed the following acquisitions:

Tenant(s)	Sector	Location	Cost
2013
Dick's Sporting Goods	Sporting Goods	St Joseph, Missouri	$6.7	million
PetSmart	Specialty Retail	St Joseph, Missouri	1.9	million
Dollar General Market	Grocery	Statham, Georgia	4.1	million
AutoZone	Auto Parts	North Las Vegas, Nevada	1.0	million
Family Dollar	Dollar Stores	Memphis, Tennessee	1.4	million
Starbucks	Quick Service Restaurant	Manchester, Connecticut	1.4	million
PetSmart	Specialty Retail	Rapid City, North Dakota	4.0	million
AutoZone	Auto Parts	Chicago, Illinois	1.0	million
Sam's Club	Big Box/Discount	Brooklyn, Ohio	21.5	million
Tractor Supply	Specialty Retail	Madisonville, Texas	1.2	million
Mattress Firm	Specialty Retail	Baton Rouge, Louisiana	1.6	million
Tractor Supply (1)	Specialty Retail	Forest, Mississippi	1.1	million
AutoZone	Auto Parts	Sun Valley, Nevada	2.0	million
LA Fitness	Health and Fitness	Rochester, New York	10.3	million
BJ's Wholesale	Big Box/Discount	Allentown, Pennsylvania	10.5	million
Waffle House	Casual Dining	Allentown, Pennsylvania	0.4	million
Just Tires	Auto Service	Berwyn, Illinois	1.2	million
Mattress Firm	Specialty Retail	Joplin, Missouri	2.5	million

2012
National Tire & Battery	Auto Service	Madison, Alabama	$2.3	million
Chase	Financial Institutions	Macomb, Michigan	2.3	million
Advance Auto Parts	Auto Parts	Walker, Michigan	1.4	million
Lowe's Home Improvement	Home Improvement	Portland, Oregon	14.1	million
Jared, The Galleria of Jewelry (1)	Specialty Retail	Baton Rouge, Louisiana	1.8	million
Dollar General Market	Grocery	Cochran, Georgia	3.1	million
Walgreen	Pharmacy	Ann Arbor, Michigan	2.9	million
Wawa Portfolio	Gas & Convenience Store	Newark, Delaware	14.2	million
		Clifton Heights, Pennsylvania
		Vineland, New Jersey
Goodyear	Auto Service	Fort Mill, South Carolina	2.4	million
Family Dollar	Dollar Stores	Spartanburg, South Carolina	1.2	million
AutoZone	Auto Parts	Springfield, Illinois	0.9	million
USAA/US Cellular	Financial Institutions	Jacksonville, North Carolina	3.1	million
Mattress Firm	Specialty Retail	Morrow, Georgia	1.9	million
Harris Teeter	Grocery	Charlotte, North Carolina	2.9	million
Dollar General Market	Grocery	Lyons, Georgia	2.2	million
Big Lots	Big Box/Discount	Fuquay-Varina, North Carolina	3.1	million
AutoZone	Auto Parts	Minneapolis, Minnesota	1.8	million
LA Fitness	Health & Fitness	Lake Zurich, Illinois	9.8	million
Advance Auto Parts	Auto Parts	Lebanon, Virginia	1.0	million
Applebee's Portfolio (4 properties)	Casual Dining	Harlingen, Texas	9.1	million
		Wichita Falls, Texas
		Pensacola, Florida (two properties)

(1)           Property subject to a long-term ground lease where a third party owns the underlying land and has leased the property to us.

The weighted average capitalization rate for the 2013 acquisitions was 8.0%. The weighted average capitalization rate for these net leased properties was calculated by dividing the annual property net operating income by the purchase price. Property net operating income is defined as the straight-line rent for the base term of the lease from each property less any property level expense (if any) that is not recoverable from the tenant.

The weighted average capitalization rate for the 2012 acquisitions was 8.6%. The weighted average capitalization rate for these net leased properties was calculated by dividing the annual property net operating income by the purchase price. Property net operating income is defined as the straight-line rent for the base term of the lease less any property level expense (if any) that is not recoverable from the tenant.

During 2013 and 2012, we completed the following dispositions:

Tenant(s)	Sector	Location	Sales Price
2013
Walgreen	Pharmacy	Ypsilanti, Michigan	$5.5	million

2012
Former Borders	Office	Ann Arbor, Michigan	$0.6	million
Former Borders	Book Store	Omaha, Nebraska	2.7	million
Former Borders	Book Store	Columbus, Ohio	1.7	million
Charlevoix Commons	Shopping Center	Charlevoix, Michigan	3.4	million
Plymouth Commons	Shopping Center	Plymouth, Wisconsin	3.7	million
Shawano Plaza	Shopping Center	Shawano, Wisconsin	3.8	million

Major Tenants

The following table sets forth certain information with respect to our major tenants:

			Percent of Total
		Annualized Base	Annualized Base
	Number of	Rent as of	Rent as of
Tenant	Leases	December 31, 2013	December 31, 2013
Walgreen	32	$12,362,304	27.4%
CVS Caremark	6	2,463,490	5.5%
Kmart	8	2,386,344	5.3%
Wawa, Inc.	7	2,250,182	5.0%
Walmart Stores, Inc.	2	2,093,931	4.6%

Total	55	$21,556,251	47.8%

Walgreen is a leader of the U.S. chain drugstore industry and trades on the New York Stock Exchange (“NYSE”) under the symbol “WAG”. Walgreen operated 8,582 locations in 50 states, the District of Columbia, Puerto Rico and Guam. For its fiscal year ended August 31, 2013, Walgreen had total assets of approximately $35.5 billion, annual net sales of $72.2 billion, annual net income of $2.5 billion, and stockholders’ equity of $19.5 billion.

CVS is a leading pharmacy provider in the United States and trades on the NYSE under the symbol “CVS”. As of December 31, 2013, CVS operated over 7,717 retail stores in 46 states, the District of Columbia and Puerto Rico. For its fiscal year ended December 31, 2013, CVS had net revenues of $126.8 billion, its annual net income was $4.6 billion and it had shareholders’ equity of $37.9 billion.

Kmart is a wholly-owned subsidiary of Sears, which trades on the Nasdaq stock market under the symbol “SHLD”. Kmart is a mass merchandising company that offers customers quality products through a portfolio of brands and labels. As of November 2, 2013, Kmart operated approximately 1,183 stores across 49 states, Guam, Puerto Rico and the U.S. Virgin Islands. As of November 2, 2013, Sears had total assets of $20.2 billion, total liabilities of $17.9 billion and stockholders’ equity of $2.3 billion. All of our Kmart properties are in the traditional Kmart format and these Kmart properties average 85,000 square feet per property.

Wawa, Inc. is a chain of over 630 convenience stores located in Pennsylvania, New Jersey, Delaware, Maryland, Virginia and Florida. Wawa, Inc. is privately held and all stores are company owned and operated.

Wal-Mart Stores, Inc. is a leader in retail operating more than 10,900 retail units through numerous names and banners and trades on the NYSE under the symbol “WMT”. For its fiscal year ended January 31, 2014, Walmart had net revenues of $473.1 billion, its annual net income was $16 billion and it had equity of $81.3 billion.

The financial information set forth above with respect to Walgreen, CVS, Kmart, Wawa and Walmart was derived from the annual reports on Form 10-K filed by Walgreen and CVS with the SEC with respect to their 2013 fiscal year, the quarterly report on Form 10-Q filed by Sears Holdings Corporation with the SEC with respect to the third quarter of 2013, and Form 8-K filed by Wal-Mart Stores, Inc. on February 20, 2014. Additional information regarding Walgreen, CVS, Kmart or Walmart may be found in their respective public filings. These filings can be accessed at www.sec.gov. We are unable to confirm, and make no representations with respect to, the accuracy of these reports and therefore you should not place undue reliance on such information as it pertains to our operations.

Location of Properties in the Portfolio
The following table presents information about our properties as of December 31, 2013.

			Percent of GLA
	Number of	Total GLA	Leased on
State	Properties	(Sq. Feet)	December 31, 2013
Alabama	1	6,000	100%
Arizona	1	6,228	100%
California	2	30,341	100%
Connecticut	2	11,687	100%
Delaware	1	5,599	100%
Florida	15	442,446	100%
Georgia	6	93,580	100%
Illinois	9	129,915	97%
Indiana	2	15,844	100%
Kansas	4	72,049	100%
Kentucky	1	116,212	100%
Louisiana	2	11,588	100%
Maryland	1	4,800	100%
Michigan	45	1,432,391	97%
Minnesota	1	5,400	100%
Mississippi	1	24,708	100%
Missouri	3	63,342	100%
Nebraska	1	6,500	100%
Nevada	2	12,826	100%
New Jersey	2	15,721	100%
New York	3	72,626	100%
North Carolina	5	230,630	100%
North Dakota	1	55,000	100%
Ohio	2	160,996	100%
Oregon	1	133,850	100%
Pennsylvania	5	154,014	100%
South Carolina	2	15,880	100%
South Dakota	1	20,535	100%
Tenessee	1	8,320	100%
Texas	4	38,406	100%
Utah	1	88,926	100%
Virginia	1	7,000	100%
Wisconsin	1	168,311	92%

Total	130	3,661,671	98%

Lease Expirations
The following table shows lease expirations for our community shopping centers and net leased retail properties, assuming that none of the tenants exercise renewal options.

		December 31, 2013
	Number of	Gross Leasable Area		Annualized Base Rent
Expiration	Leases	Square	Percent of		Percent	Average Per
Year	Expiring	Footage	Total	Amount	of Total	Square Foot

2014	12	269,017	7.6%	$1,271,287	2.8%	$4.73
2015	20	408,548	11.5%	2,115,763	4.7%	5.18
2016	15	105,941	3.0%	1,019,523	2.3%	9.62
2017	11	90,499	2.5%	1,681,348	3.7%	18.58
2018	15	310,792	8.7%	2,197,837	4.9%	7.07
2019	13	258,741	7.3%	3,515,770	7.8%	13.59
2020	7	140,371	3.9%	1,326,108	2.9%	9.45
2021	10	154,386	4.3%	3,268,729	7.3%	21.17
2022	9	203,409	5.7%	1,839,417	4.1%	9.04
2023	12	181,622	5.1%	2,020,346	4.5%	11.12
Thereafter	72	1,439,464	40.4%	24,813,146	55.0%	17.24

Total	196	3,562,790	100.0%	$45,069,274	100.0%	$12.65

We have made preliminary contact with the 12 tenants whose leases expire in 2014. Of those tenants, two tenants have extended their lease term, five tenants’ leases will terminate, and five tenants have leases expiring in 2014. We expect those five tenants to extend their leases or enter into lease extensions at rates similar to the expiring leases.

During the year ended December 31, 2013, we leased or re-leased, including option exercises, 268,128 square feet of space, for a total annualized base rent of approximately $1.1 million. During that period, total tenant improvements for such leases were $1,488,000 and total leasing commissions were $18,000. Annualized base rent under such leases were $3.98 per square foot, or 11.1% higher than under leases expiring in 2013.

Annualized Base Rent of our Properties
The following table sets forth annualized base rent as of December 31, 2013 for each type of retail tenant:

		Percent of Total
	Annualized Base Rent as of	Annualized Base Rent as of
Type of Tenant	December 31, 2013	December 31, 2013
National (1)	$40,605,319	90%
Regional (2)	3,241,848	7%
Local	1,222,107	3%

Total	$45,069,274	100%

(1)	Includes national tenants such as: Advance Auto, Applebee’s, AT&T, AutoZone, Best Buy, BJ’s Wholesale, CVS, Dick’s Sporting Goods, Dollar General Market, Dollar Tree, Family Dollar, GNC Group, Goodyear, Jo Ann Fabrics, JP Morgan Chase, Kmart, Kohl’s, LA Fitness, Lowe’s, Mattress Firm, McDonalds, Payless Shoes, PetSmart, PNC Bank, Rite Aid, Staples, Starbucks, Sterling Jewelers, TGI Friday’s, Tractor Supply, Walgreen, and Walmart.
(2)	Includes regional tenants such as: Beall’s Department Stores, Dunham’s Sports, Harris Teeter, Meijer, and Wawa.

The following table sets forth annualized base rent as of December 31, 2013 for our top ten tenants:

Tenant	Annualized Base Rent	Percent of Total Base Rent
Walgreen	$12,362,304	27.4%
CVS	2,463,490	5.5%
Kmart	2,386,344	5.3%
Wawa	2,250,182	5.0%
Wal-Mart	2,093,931	4.6%
Rite Aid	1,962,135	4.4%
Lowe's	1,846,476	4.1%
LA Fitness	1,692,841	3.8%
Kohl's	1,179,650	2.6%
Dick's Sporting Goods	1,087,982	2.4%
Total	$29,325,335	65.1%

Net Lease Properties
Our net lease properties provided $38,640,000, or approximately 86%, of our annualized base rent as of December 31, 2013. These properties contain, in the aggregate, 2,480,420 square feet of GLA or approximately 68% of our total GLA as of December 31, 2013. Of our 122 operating net lease properties, 52 were developed by us. Our net lease properties had a weighted average remaining lease term of 13.0 years as of December 31, 2013.

The following table sets forth more information about our net lease properties as of December 31, 2013.

			Year Completed/		Lease Expiration (1)
Tenant	City	State	Expanded/Acquired	Total GLA	(Option Expiration)
Advance Auto Parts (2)	Lebanon	VA	2012	7,000	12/31/2017
Advance Auto Parts (2)	Marietta	GA	2011	6,271	4/30/2026
Advance Auto Parts (2)	Walker	MI	2012	8,000	12/31/2026
Aldi (2)	New Lenox	IL	2011	15,000	11/30/2031
Applebee's (2)	Harlingen	TX	2012	5,020	12/31/2032
Applebee's (2)	Pensacola Bayou	FL	2012	4,685	12/31/2032
Applebee's (2)	Pensacola 9 Mile	FL	2012	5,404	12/31/2032
Applebee's (2)	Wichita Falls	TX	2012	5,505	12/31/2032
AT&T (2)	Wilmington	NC	2010	4,000	11/30/2025
AutoZone (2)	Minneapolis	MN	2012	5,400	8/31/2023
AutoZone (2)	Springfield	IL	2012	10,000	12/31/2018
AutoZone (3)	Ypsilanti	MI	2001	6,500	8/31/2021
AutoZone (2)	Chicago	IL	2013	11,750	5/31/2023
AutoZone	Sun Valley	NV	2013	6,826	4/30/2026
AutoZone (2)	North Las Vegas	NV	2013	6,000	12/31/2022
Big Lots (2)	Fuquay-Varina	NC	2012	30,237	1/31/2023
BJ's Wholesale	Allentown	PA	2013	110,470	11/30/2031
Waffle House (3)	Allentown	PA	2013	1,760	2/28/2018
Chase Bank (2)(3)	Macomb Twp	MI	2009	4,270	11/30/2027
Chase Bank (2)(3)	Macomb Twp	MI	2012	4,200	1/31/2029
Chase Bank (2)(3)	Spring Grove	IL	2010	4,300	4/20/2038
Chase Bank (2)(3)	Southfield	MI	2009	4,270	10/31/2029
Chase Bank (2)(3)(4)	Venice	FL	2012	4,350	11/30/2032
Famous Dave's (2)(3)	Omaha	NE	1995	6,500	10/31/2017
Citizens Bank	Flint	MI	2003	4,426	7/14/2023
CVS (2)	Atchison	KS	2010	13,225	1/31/2036
CVS (2)	Johnstown	OH	2010	13,225	1/31/2035
CVS (2)	Lake in the Hills	IL	2010	13,225	1/31/2035
CVS (2)	Leawood	KS	2005	13,824	11/30/2024
CVS (2)	Mansfield	CT	2010	10,125	1/31/2027
CVS (2)	Roseville	CA	2009	15,791	6/30/2029
Dick's Sporting Goods (2)	Boynton Beach	FL	2010	43,790	1/31/2021
Dick's Sporting Goods (2)	St. Joseph	MO	2013	45,000	1/31/2023
Dollar General	Cochran	GA	2012	20,707	5/31/2027
Dollar General	Lyons	GA	2012	20,834	10/31/2027
Dollar General	Statham	GA	2013	20,707	1/31/2028
Los Tres Amigos (3)	Lansing	MI	2004	5,448	8/31/2015

			Year Completed/		Lease Expiration (1)
Tenant	City	State	Expanded/Acquired	Total GLA	(Option Expiration)
Family Dollar (2)	Spartanburg	SC	2012	8,320	1/31/2022
Family Dollar (2)	Memphis	TN	2013	8,320	3/31/2022
Goodyear (2)	Fort Mill	SC	2012	7,560	11/30/2022
Goodyear	Berwyn	IL	2013	9,800	7/31/2028
Harris Teeter (2)	Charlotte	NC	2012	18,000	6/30/2023
Hobby Lobby	Grand Forks	ND	2013	55,000	10/31/2028
Kmart	Grayling	MI	1984	52,320	9/30/2014
Kmart	Oscoda	MI	1984/1990	90,470	9/30/2014
Kohl's (2)	Salt Lake City	UT	1980	88,926	7/31/2025
Kohl's (2)(4)	Tallahassee	FL	2010	102,381	1/31/2028
LA Fitness	Lake Zurich	IL	2012	42,625	3/31/2028
LA Fitness	Rochester	NY	2013	45,000	10/31/2028
Lake Lansing Assoc. (3)	East Lansing	MI	2004	14,564	10/31/2028
Library	Lawrence	KS	2012	20,000	5/31/2014
Lowe's (2)(3)	Concord	NC	2010	170,393	10/31/2028
Lowe's (2)(3)	Portland	OR	2012	133,850	9/30/2029
Mattress Firm (2)	Morrow	GA	2012	10,241	4/30/2023
Mattress Firm (2)	Baton Rouge	LA	2013	5,531	4/30/2023
Mattress Firm	Joplin	MO	2013	6,000	11/30/2025
McDonalds (2)(3)	Southfield	MI	2012	4,362	5/17/2032
Meijer (2)(3)	Plainfield	IN	2002	-	11/5/2027
Natural Grocers (2)	Wichita	KS	1995	25,000	11/30/2021
Off Broadway Shoes (2)	Boynton Beach	FL	1996	20,745	2/28/2017
PetSmart (2)	Rapid City	SD	2013	20,535	8/31/2022
PetSmart (2)	St. Joseph	MO	2013	12,342	8/31/2022
PNC (2)(3)	Antioch	IL	2010	3,215	3/31/2039
Qdoba Mexican / Restaurant Space (2)	Livonia	MI	2008 / 2010	4,900	4/30/2023 / 6/30/2020
Rite Aid (2)	Albion	NY	2004	13,813	10/12/2024
Rite Aid (2)	Canton Twp	MI	2003	11,180	10/31/2019
Rite Aid (2)	Mt Pleasant	MI	2005	11,095	11/30/2025
Rite Aid (2)	N Cape May	NJ	2005	10,118	11/30/2025
Rite Aid (2)	Roseville	MI	2002	11,060	6/30/2025
Rite Aid (2)	Summit Twp	MI	2006	11,060	10/31/2019
Rite Aid (2)	Webster NY	NY	2004	13,813	2/24/2024
Sam's Club (2)(3)	Roseville	MI	2002	132,332	8/4/2022
Sam's Club	Brooklyn	OH	2013	147,771	1/31/2019
Simply Amish	Indianapolis	IN	2007	15,844	12/31/2017
Starbucks (2)	Manchester	CT	2013	1,562	2/29/2020
Sterling Jewelers (2)(4)	Baton Rouge	LA	2012	6,057	1/31/2032
TBC Corp (2)	Chandler	AZ	2011	6,228	8/31/2036
TBC Corp (2)	Dallas	TX	2011	8,074	5/31/2036
TBC Corp (2)	Madison	AL	2011	6,000	11/30/2036
TJX	Monroeville	PA	2013	28,690	10/31/2023
TGI Fridays (3)	Monroeville	PA	1996	8,400	1/31/2018
Tractor Supply (2)	Forest	MS	2013	24,708	5/30/2020
Tractor Supply (2)	Madisonville	TX	2013	19,807	5/31/2023
USAA / US Cellular (2)	Jacksonville	NC	2012	8,000	3/31/2022
Walgreen	Ann Arbor	MI	2010	13,650	9/30/2035
Walgreen	Ann Arbor	MI	2013	17,733	1/31/2034
Walgreen (2)	Atlantic Beach	FL	2010	14,478	8/31/2035
Walgreen	Barnesville	GA	2007	14,820	10/31/2032
Walgreen (2)	Beecher Ballenger	MI	2002	14,490	4/30/2027
Walgreen (8)	Big Rapids	MI	2003	13,560	4/30/2028
Walgreen	Brighton	MI	2009	14,550	1/31/2034
Walgreen (2)	Chesterfield	MI	1998	13,686	7/31/2018
Walgreen (2)	Corunna Road	MI	2004	14,560	2/28/2029
Walgreen (2)	Delta Twp	MI	2005	14,559	11/30/2030
Walgreen (2)	Flint - Bristol / Fenton	MI	2005	13,650	11/30/2029
Walgreen (2)	Flint-Atherton	MI	2000	14,490	1/31/2021
Walgreen (2)	Flint-Davison	MI	2001	15,120	2/28/2021
Walgreen (2)	Fort Walton Beach	FL	2010	13,905	3/31/2024
Walgreen (2)	Grand Blanc	MI	1998	13,905	2/28/2019
Walgreen (2)	Grand Rapids	MI	2005	14,820	8/31/2030

			Year Completed/		Lease Expiration (1)
Tenant	City	State	Expanded/Acquired	Total GLA	(Option Expiration)
Walgreen (2)	Livonia	MI	2007	14,490	5/31/2032
Walgreen (2)	Lowell	MI	2009	13,650	8/31/2034
Walgreen (2)	Macomb Twp	MI	2008	14,820	3/31/2033
Walgreen (2)	Midland	MI	2005	14,820	7/31/2030
Walgreen (2)	N Baltimore	MI	2001	14,490	8/31/2021
Walgreen (2)(4)	Petoskey	MI	2000	13,905	4/30/2020
Walgreen (2)	Pontiac	MI	1998	13,905	10/31/2018
Walgreen (2)	Port St. John	FL	2010	14,550	4/30/2034
Walgreen	Rancho Cordova	CA	2013	14,550	4/30/2038
Walgreen (2)	Rochester	MI	1998	13,905	6/30/2019
Walgreen (2)	Shelby	MI	2008	14,820	7/31/2033
Walgreen (2)	Silver Springs Shores	FL	2010	14,550	12/31/2033
Walgreen (2)	St. Augustine Shores	FL	2010	14,820	11/30/2035
Walgreen (2)	Waterford	MI	1997	13,905	2/28/2018
Walgreen (2)	Ypsilanti	MI	1999	15,120	12/31/2019
Wawa (2)	Baltimore	MD	2011	4,800	1/31/2032
Wawa (2)(3)	Casselberry	FL	2013	6,119	7/31/2033
Wawa (2)	Clifton Heights	PA	2012	4,694	12/31/2021
Wawa (3)	Kissimmee	FL	2013	5,636	4/30/2033
Wawa (2)	Newark	DE	2012	5,599	12/31/2021
Wawa (3)	Pinellas	FL	2013	5,636	5/31/2033
Wawa (2)	Vineland	NJ	2012	5,603	12/31/2021
				2,480,420

(1)	At the expiration of tenant’s initial lease term, each tenant (except Simply Amish and Citizens Bank) has an option, subject to certain requirements, to extend its lease for an additional period of time.
(2)	Properties subject to a mortgage/debt or pledged pursuant to the Credit Facility and Unsecured Term Loan.
(3)	This property is leased from us pursuant to a ground lease. The tenant occupies a building that they constructed.
(4)	Properties subject to long-term ground leases where a third party owns the underlying land and has leased the land to us to construct or operate the property. We pay rent for the use of the land and we are generally responsible for all costs and expenses associated with the building and improvements. At the end of the lease terms, as extended (Petoskey, MI 2074, Tallahassee, FL 2032, Baton Rouge, LA, 2052), the land together with all improvements revert to the land owner. We have an option to purchase the Petoskey property after August 7, 2019.

Community Shopping Centers
Our eight community shopping centers range in size from 20,000 to 241,458 square feet of GLA. Our community shopping centers are anchored by national tenants.

The location and primary occupancy information with respect to the community shopping centers as of December 31, 2013 are set forth below:

		Year			Average Base		Anchor Tenants (Lease
		Completed/		Annualized Base	Rent per Sq. Ft.	Percent Leased at	Expiration/Option
Property Location (1)	Location	Expanded	GLA Sq. Ft.	Rent (2)	(3)	December 31, 2013	Period Expiration) (4)
Capital Plaza (1)(5)	Frankfort, KY	1978/2006	116,212	$634,000	$5.46	100%	Kmart (2018/2053)
							Walgreen (2031/2052)

Chippewa Commons (5)	Chippewa Falls, WI	1991	168,311	889,531	5.74	92%	Kmart (2014/2064)
							Consumers Cooperative
							(2015/2030)

Marshall Plaza (5)	Marshall, MI	1990	119,479	686,654	5.75	100%	Kmart (2015/2065)

Central Michigan Commons (5)	Mt. Pleasant, MI	1973/1997	241,458	929,859	4.51	83%	Kmart (2018/2048)
							JCPenney Co. (2015/2035)
							Staples, Inc. (2015/2030)

North Lakeland Plaza (5)	Lakeland, FL	1987	171,397	1,332,340	7.77	100%	Best Buy (2016/2028)
							Beall's (2020/2035)

Petoskey Town Center (5)	Petoskey, MI	1990	174,870	798,737	6.21	98%	Kmart (2015/2065)
							Family Fare (2013)

Ferris Commons (5)	Big Rapids, MI	1990	169,524	1,050,484	6.20	100%	Kmart (2015/2065)
							MC Sports (2018/2033)
							Peebles (2019/2039)

West Frankfort Plaza	West Frankfort, IL	1982	20,000	107,892	6.74	80%

Total			1,181,251	$6,429,497	$5.78	94%

(1)	All community shopping centers except Capital Plaza (which is subject to a long-term ground lease expiring in 2053 from a third party) are wholly-owned by us.
(2)	Annualized base rents as of December 31, 2013.
(3)	Calculated as total annualized base rents, divided by GLA actually leased as of December 31, 2013.
(4)	The option to extend the lease beyond its initial term is only at the option of the tenant.
(5)	Properties subject to a mortgage/debt or pledged pursuant to the Credit Facility.

Item 3:	Legal Proceedings

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

Our common stock is traded on the NYSE under the symbol “ADC.” The following table sets forth the high and low closing prices of our common stock, as reported on the NYSE, and the dividends declared per share of common stock by us for each calendar quarter in the last two fiscal years. Dividends were paid in the periods immediately subsequent to the periods in which such dividends were declared.

			Dividends Declared
Quarter Ended	High	Low	Per Common Share
March 31, 2013	$30.10	$26.89	$0.41
June 30, 2013	$33.85	$28.75	$0.41
September 30, 2013	$32.48	$26.81	$0.41
December 31, 2013	$32.16	$27.77	$0.41

March 31, 2012	$25.86	$22.41	$0.40
June 30, 2012	$23.01	$20.67	$0.40
September 30, 2012	$25.79	$22.44	$0.40
December 31, 2012	$26.79	$24.97	$0.40

On February 28, 2014, the reported closing sale price per share of common stock on the NYSE was $30.74.

At February 28, 2014, there were 14,964,396 shares of our common stock issued and outstanding which were held by approximately 150 stockholders of record. The number of stockholders of record does not reflect persons or entities that held their shares in nominee or “street” name. In addition, at December 31, 2013 there were 347,619 OP units outstanding held by a limited partner other than our Company. The OP units are exchangeable into shares of common stock on a one-for-one basis.

For 2013, we paid $1.64 per share of common stock in dividends. Of the $1.64, 83.66% represented ordinary income, and 16.34% represented return of capital, for tax purposes. For 2012, we paid $1.60 per share of common stock in dividends. Of the $1.60, 75.0% represented ordinary income, and 25.0% represented return of capital, for tax purposes.

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

During the year ended December 31, 2013, we did not sell any unregistered securities. During the fourth quarter of 2013, we did not repurchase any of our equity securities.

For information about our equity compensation plan, please see Part III, Item 12 of this Annual Report on Form 10-K.

Item 6:	Selected Financial Data

The following table sets forth our selected financial information on a historical basis and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Certain amounts have been reclassified to conform to the current presentation of discontinued operations. The balance sheet for the periods ending December 31, 2009 through 2013 and operating data for each of the periods presented were derived from our audited financial statements.

Selected Financial Data
(in thousands, except per share, number of properties, and percentage leased information)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Operating Data
Total Revenues	$43,518	$34,624	$30,263	$26,235	$24,456
Expenses
Property Expense (1)	3,656	3,328	3,469	2,730	2,775
General and Administrative	5,952	5,682	5,662	5,003	4,559
Interest	6,475	5,134	3,957	3,461	3,310
Depreciation and amortization	8,489	6,241	5,200	4,119	3,793
Impairment charge	-	-	600	6,160	-
Total Expenses	24,572	20,385	18,888	21,473	14,437
Income From Operations	18,946	14,239	11,375	4,762	10,019
Other Income
Gain on extinguishment of debt	-	-	2,360	-	-
Income From Continuing Operations	18,946	14,239	13,735	4,762	10,019

Gain on Sale of Asset From Discontinued Operations	946	2,097	110	4,738	-
Income (Loss) From Discontinued Operations	298	2,267	(3,956)	6,128	7,975
Net Income	20,190	18,603	9,889	15,628	17,994
Less Net Income Attributable to Non-Controlling Interest	515	554	338	561	950
Net Income Attributable to Agree Realty Corporation	$19,675	$18,049	$9,551	$15,067	$17,044
Number of Properties	130	109	87	81	73
Number of Square Feet of GLA	3,662	3,259	3,556	3,848	3,492
Percentage Leased	98%	98%	93%	99%	98%
Per Share Data – Diluted
Net Income (2)	$1.50	$1.62	$0.99	$1.64	$2.14
Weighted Average of Common Shares Outstanding – Diluted	13,158	11,137	9,681	9,191	7,966
Cash Dividends per share	$1.64	$1.60	$1.60	$2.04	$2.02

Balance Sheet Data
Real Estate (before accumulated depreciation)	$471,366	$398,812	$340,074	$338,221	$320,444
Total Assets	$462,742	$370,093	$293,944	$285,042	$261,789
Total Debt, including accrued interest	$158,869	$161,242	$120,032	$100,128	$104,814
____________________
(1)	Property expense includes real estate taxes, property maintenance, insurance, utilities and land lease expense.
(2)	Net income per share has been computed by dividing the net income by the weighted average number of shares of common stock outstanding and the effect of dilutive securities outstanding.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We were established to continue to operate and expand the retail property business of our predecessor. We commenced our operations in April 1994. Our assets are held by and all operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and held a 97.72% interest as of December 31, 2013. We are operating so as to qualify as a REIT for federal income tax purposes.

The following should be read in conjunction with the Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included elsewhere in this Annual Report on Form 10-K.

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) updated ASC 220 “Comprehensive Income” with ASU 2013-2 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-2 requires an entity to present, either on the face of the income statement or in the notes to financial statements, significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in ASU 2013-2 do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments in ASU 2013-2 are effective prospectively for reporting periods beginning after December 31, 2012. The adoption of this guidance concerns disclosure only and did not have an impact on our consolidated financial statements.

In July 2013, the FASB updated ASC 815 “Derivatives and Hedging” with ASU 2013-10 “Inclusion of the Fed Funds Effective Swap Rate (of Overnight Index Swap Rate) as a Benchmark Interest rate for Hedge Accounting Purposes.” ASU 2013-10 permits the Overnight Index Swap (“OIS”) Rate, also referred to as the Fed Funds effective Swap Rate, to be used as a U.S. benchmark for hedge accounting purposes, in addition to London Interbank Offered Rate (“LIBOR”) and the interest rate on direct U.S. Treasury obligations. The guidance also removes the restriction on using different benchmarks for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or re-designated hedges entered into on or after July 17, 2013. The adoption of this guidance did not have an impact on our consolidated financial statements.

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

We evaluate real estate for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value and such excess carrying value is charged to income. The expected cash flows of a project are dependent on estimates and other factors subject to change, including (1) changes in the national, regional, and/or local economic climates, (2) competition from other shopping centers, stores, clubs, mailings, and the internet, (3) increases in operating costs, (4) bankruptcy and/or other changes in the condition of third parties, including tenants, (5) expected holding period, and (6) availability of credit. These factors could cause our expected future cash flows from a project to change, and, as a result, an impairment could be considered to have occurred. During 2012, we recorded no impairment charge related to real estate assets. During 2013 and 2011, we recorded impairment charges of $450,000 and $13,500,000 related to the carrying value of our real estate assets, of these amounts, $450,000 and $12,900,000, respectively, are reflected in discontinued operations.

Substantially all of our community shopping center leases and various of the net leased properties contain provisions requiring tenants to pay as additional rent a proportionate share of operating expenses (“operating cost reimbursements”) such as real estate taxes, repairs and maintenance, insurance, etc. The related revenue from tenant billings is recognized in the same period the expense is recorded.

We have elected to be taxed as a REIT under the Internal Revenue Code commencing with our 1994 tax year. As a result, we are not subject to federal income taxes to the extent that we distribute annually 100% of our REIT taxable income to our stockholders and satisfy certain other requirements defined in the Internal Revenue Code.

We have established TRS entities pursuant to the provisions of the Internal Revenue Code. Our TRS entities are able to engage in activities resulting in income that would be nonqualifying income for a REIT. As a result, certain activities of our Company which occur within our TRS entities are subject to federal and state income taxes. As of December 31, 2013 and 2012, we had accrued a deferred income tax liability of $705,000. In addition, we have recorded an income tax liability of $0 and $17,700 as of December 31, 2013 and 2012, respectively.

Results of Operations

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

Minimum rental income increased $8,326,000, or 26%, to $40,895,000 in 2013, compared to $32,569,000 in 2012. Rental income increased $7,002,000 due to the acquisition of 18 properties in 2013 along with the full year impact of 25 properties acquired in 2012. Minimum rent increased $1,185,000 as a result of development activities. We placed six development projects in service during 2013 and two during 2012. In addition, rental income increased $139,000 as a result of other rental income adjustments.

Percentage rents increased from $24,000 in 2012 to $36,000 in 2013.

Operating cost reimbursements increased $596,000, or 30%, to $2,567,000 in 2013, compared to $1,971,000 in 2012. Operating cost reimbursements increased due to higher levels of recoverable property operating expenses and an improved recovery ratio on recoverable property operating expenses.

Other income decreased $41,000, or 68%, to $19,000 in 2013, compared to $60,000 in 2012 due primarily to non-recurring fee income in 2012.

Real estate taxes increased $249,000, or 14%, to $2,035,000 in 2013, compared to $1,786,000 in 2012. The increase is due to the ownership of additional properties in 2013 compared to 2012.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) increased $225,000, or 23%, to $1,193,000 in 2013 compared to $968,000 in 2012. The increase was the result of a increase in shopping center maintenance expenses of $145,000, snow removal costs of $45,000, utilities of $23,000, and insurance costs of $12,000.

Land lease payments decreased $146,000, or 25%, to $428,000 in 2013 compared to $574,000 for 2012. The decrease is the result of our purchase of the underlying land at our property in Ann Arbor, Michigan in June 2012.

General and administrative expenses increased $270,000, to $5,952,000 in 2013 compared to $5,682,000 in 2012. The increase in general and administrative expenses was primarily the result of increased employee costs of $196,000, increased professional fees of $99,000, offset by net decreases in other expenses of $25,000. General and administrative expenses as a percentage of total rental income (minimum and percentage rents) decreased to 14.2% for 2013 from 16.0% in 2012.

Depreciation and amortization increased $2,248,000, or 36%, to $8,489,000 in 2013 compared to $6,241,000 in 2012. The increase was the result of the acquisition of 18 properties in 2013 and the acquisition of 25 properties in 2012.

Interest expense increased $1,341,000, or 26%, to $6,475,000 in 2013, from $5,134,000 in 2012. The increase in interest expense is a result of higher levels of borrowings for the acquisition and development of additional properties during 2013 and 2012.

We recognized a gain of $946,000 on the disposition of a net leased property in Ypsilanti, Michigan in January 2013 for $5,600,000. The Company also classified a non-core Kmart anchored shopping center located in Ironwood, Michigan as held for sale as of December 31, 2013. The Company completed the sale of the Ironwood property for $5,000,000 on January 15, 2014. During 2012 we recognized gains of $2,097,000 on the dispositions of properties. In 2012, we sold six non-core properties, a vacant office property for approximately $650,000; two vacant single tenant properties for $4,460,000; a Kmart anchored shopping center in Charlevoix, Michigan for $3,500,000, and two Kmart anchored shopping centers, located in Plymouth and Shawano, Wisconsin for $7,475,000. In addition, in 2012, we conveyed four mortgaged properties to the lender pursuant to a consensual deed-in-lieu-of-foreclosure process that satisfied the loans, which had an aggregate principal amount outstanding of approximately $9.2 million as of December 31, 2011. The Company also classified a single tenant property located in Ypsilanti, Michigan as held for sale as of December 31, 2012. The Company completed the sale of the Ypsilanti property for approximately $5,600,000 on January 11, 2013.

Income from discontinued operations was $298,000 in 2013 compared to $2,267,000 in 2012. The income from discontinued operations in 2013 was a result of the sale of a property in Ypsilanti, Michigan in January, 2013. We also classified a non-core Kmart anchored shopping center in Ironwood, Michigan as held for sale at December 31, 2013. Discontinued operations included the impact of $450,000 of impairment charges in 2013. The income from discontinued operations in 2012 was a result of the sale of six properties in 2012, one in March, one in May, one in June, two in August, one in September, and the conveyance of four former Borders properties to the lender in March, one of which was occupied, combined with the impact of the 2013 property sale and property classified as held for sale as of December 31, 2013. We also classified a single tenant property located in Ypsilanti, Michigan as held for sale as of December 31, 2012.

Our net income increased $1,586,000, or 9%, to $20,190,000 in 2013, from $18,604,000 in 2012 as a result of the foregoing factors.

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

Minimum rental income increased $5,150,000, or 19%, to $32,569,000 in 2012, compared to $27,419,000 in 2011. Rental income increased $4,808,000 due to the acquisition of 25 properties in 2012 along with the full year impact of 10 properties acquired in 2011. The increase was also the result of the development of a McDonalds in Southfield, Michigan in May 2012, and the development of a Chase bank located in Venice, Florida in November 2012. Our revenue increases from these developments amounted to $99,000. In addition, rental income increased $243,000 as a result of other rental income adjustments.

Percentage rents decreased from $31,000 in 2011 to $24,000 in 2012.

Operating cost reimbursements increased $203,000, or 11%, to $1,971,000 in 2012, compared to $1,768,000 in 2011. Operating cost reimbursements increased due to an improved recovery ratio on recoverable property operating expenses.

We earned development fee income of $895,000 in 2011 related to a project that we completed in Berkeley, California. There were no development fee projects in 2012 and no additional development fee projects are currently anticipated.

Other income decreased $90,000, or 60%, to $60,000 in 2012, compared to $150,000 in 2011 due primarily to non-recurring fee income in 2011.

Real estate taxes were $1,786,000 and $1,699,000 in 2012 and 2011.

Property operating expenses (shopping center maintenance, snow removal, insurance and utilities) decreased $80,000, or 8%, to $968,000 in 2012 compared to $1,048,000 in 2011. The decrease was the result of a decrease in shopping center maintenance expenses of $89,000 including utilities for vacant space, and a decrease in snow removal costs of $33,000, offset by an increase in insurance costs of $42,000.

Land lease payments decreased $147,000, or 20%, to $574,000 in 2012 compared to $721,000 for 2011. The decrease is the result of our purchase of the underlying land at our property in Ann Arbor, Michigan in June 2012.

General and administrative expenses increased $20,000, to $5,682,000 in 2012 compared to $5,662,000 in 2011. General and administrative expenses as a percentage of total rental income (minimum and percentage rents) decreased to 16.0% for 2012 from 16.4% in 2011 without the impact of the deferred revenue recognition.

Depreciation and amortization increased $1,041,000, or 20%, to $6,241,000 in 2012 compared to $5,200,000 in 2011. The increase was the result of the acquisition of 25 properties in 2012 and the acquisition of 10 properties in 2011.

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

We recognized a gain of $2,097,000 on the disposition of properties in 2012. We sold six non-core properties; a vacant office property for approximately $650,000; two vacant single tenant properties for $4,460,000; a Kmart anchored shopping center in Charlevoix, Michigan for $3,500,000, and two Kmart anchored shopping centers, located in Plymouth and Shawano, Wisconsin for $7,475,000. In addition, we conveyed four mortgaged properties to the lender pursuant to a consensual deed-in-lieu-of-foreclosure process that satisfied the loans, which had an aggregate principal amount outstanding of approximately $9.2 million as of December 31, 2011. The Company also classified a single tenant property located in Ypsilanti, Michigan as held for sale as of December 31, 2012. The Company completed the sale of the Ypsilanti property for approximately $5,600,000 on January 11, 2013. We recognized a gain of $110,000 on the disposition of properties in 2011. We sold three properties, conveyed the former Borders corporate headquarters to the lender, and terminated the ground lease on a property during 2011 and conveyed a portion of the property to the ground lessor. The properties were located in Tulsa, Oklahoma (2), Norman, Oklahoma and Ann Arbor, Michigan (2).

Income from discontinued operations was $2,267,000 in 2012 compared to loss from discontinued operations of $3,957,000 in 2011. The income from discontinued operations in 2012 was a result of the sale of six properties, one in March, one in May, one in June, two in August, one in September, and the conveyance of four former Borders properties to the lender in March, one of which was occupied. We also classified a single tenant property located in Ypsilanti, Michigan as held for sale as of December 31, 2012. The loss from discontinued operations in 2011 was a result of impairment charges of $12,900,000, offset by $5,697,000 due to the recognition of deferred revenue. We sold two properties in January 2011, sold one property in December 2011, conveyed the former Borders corporate headquarters to the lender in December 2011, and terminated the ground lease on a property in December 2011 and conveyed a portion of the property to the ground lessor.

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

We completed a follow-on offering of 1,495,000 shares of common stock in January/February of 2012.  The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $35.1 million after deducting the underwriting discount.  The proceeds from the offering were used to pay down amounts outstanding under the Credit Facility and for general corporate purposes.

We completed a follow-on offering of 1,725,000 shares of common stock in January of 2013.  The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $44.9 million after deducting the underwriting discount.  The proceeds from the offering were used to pay down amounts outstanding under the Credit Facility and for general corporate purposes.

We completed a follow-on offering of 1,650,000 shares of common stock in November of 2013.  The offering raised net proceeds of approximately $48.8 million after deducting the underwriting discount.  The proceeds from the offering were used to pay down amounts outstanding under the Credit Facility and for general corporate purposes.

Our cash flows from operations increased $8,384,000 to $29,590,000 in 2013, compared to $21,206,000 in 2012 due to increased cash flow from the additional investment in real estate assets. Cash used in investing activities increased $16,004,000 to $85,260,000 in 2013, compared to $69,256,000 in 2012 due to additional investments through the acquisition and development of real estate assets and lower net proceeds from the sale of assets. Cash provided by financing activities increased $21,620,000 to $68,938,000 in 2013, compared to $47,318,000 in 2012 due primarily to two common stock offerings in 2013. Our cash and cash equivalents increased by $13,267,000 to $14,537,000 as of December 31, 2013 as a result of the foregoing factors.

During 2013, we spent approximately $1,488,000 at our existing community shopping centers for tenant improvement or allowance costs, $18,000 for leasing commissions and $87,000 for other capital items. During 2012, we spent approximately $1,229,000 at our existing community shopping centers for tenant improvement or allowance costs, $56,000 for leasing commissions and $171,000 for other capital items.

We intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to total market capitalization of 65% or less. Nevertheless, we may operate with debt levels which are in excess of 65% of total market capitalization for extended periods of time. At December 31, 2013, our ratio of indebtedness to total market capitalization was approximately 26.4%. This ratio decreased from 33.8% as of December 31, 2012 as a result of the increase in shares outstanding from our 2013 follow on offerings in January 2013 and November 2013 and an increase in the market price of our common stock, offset by an increase in debt due to our 2013 property acquisitions and development expenditures.

Dividends
During the quarter ended December 31, 2013, we declared a quarterly dividend of $.41 per share. The cash dividend was paid on January 3, 2014 to holders of record on December 20, 2013.

During the quarter ending March 31, 2014, we declared a quarterly dividend of $.43 per share. The cash dividend will be paid on April 8, 2014 to holders of record on March 31, 2014.

Debt
Agree Limited Partnership (the “Operating Partnership”) has in place an $85,000,000 unsecured revolving credit facility (“Credit Facility”), which is guaranteed by the Company. Subject to customary conditions, at the Company’s option, total commitments under the Credit Facility may be increased up to an aggregate of $135,000,000. The Company intends to use borrowings under the Credit Facility for general corporate purposes, including working capital, development and acquisition activities, capital expenditures, repayment of indebtedness or other corporate activities. The Credit Facility matures on October 26, 2015, and may be extended, at the Company’s election, for two one-year terms to October 2017, subject to certain conditions. Borrowings under the Credit Facility bear interest at LIBOR plus a spread of 150 to 215 basis points, or the base rate, depending on the Company’s leverage ratio. As of December 31, 2013, $9,500,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 3.75%, and $75,500,000 was available for borrowing (subject to customary conditions to borrowing).

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

The Credit Facility and the Unsecured Term Loan contain customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties and permitted investments. We were in compliance with the covenant terms at December 31, 2013.

As of December 31, 2013, we had total mortgage indebtedness of $113,897,759 with a weighted average maturity of 5.5 years. Including our mortgages that have been swapped to a fixed interest rate, our weighted average interest rate on mortgage debt was 4.4%.

In December 2012, we closed on a $25 million secured financing with PNC Bank. The non-recourse loan is secured by 11 net leased properties. The interest rate has been swapped to a fixed rate of 2.49% and will mature in April 2018.

In addition, in December 2012, we closed on a $23.6 million secured Commercial Mortgage Backed Security “CMBS” financing with Morgan Stanley Mortgage Capital Holdings, LLC. The 10-year, non-recourse loan is secured by 12 net leased properties. The loan bears interest at a fixed rate of 3.60% and matures in January 2023.

In addition, we closed on an amended and restated $22.9 million term loan in June 2012 to replace our existing 3.74% term loan. The term loan will mature May 2019, inclusive of a two-year extension option, at our election, which is subject to customary conditions. We entered into a forward interest rate agreement to fix the interest rate at 3.62% for the period July 2013 until maturity.

The mortgage loans encumbering our properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At December 31, 2013, mortgage debt of $22,017,758 is recourse debt and is secured by a limited guaranty of payment and performance by us for approximately 50% of the loan amount. We have entered into mortgage loans which are secured by multiple properties and contain cross-default and cross-collateralization provisions. Cross-collateralization provisions allow a lender to foreclose on multiple properties in the event that we default under the loan. Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan.

Capitalization
As of December 31, 2013, our total market capitalization was approximately $600.4 million. Market capitalization consisted of $158.4 million of debt (including mortgage notes payable, unsecured term loan and the Credit Facility), and $442.0 million of shares of common stock (based on the closing price on the NYSE of $29.02 per share on December 31, 2013) and OP units at market value. Our ratio of debt to total market capitalization was 26.4% at December 31, 2013.

At December 31, 2013, the noncontrolling interest in the Operating Partnership represented a 2.28% ownership in the Operating Partnership. The OP units may, under certain circumstances, be exchanged for our shares of common stock on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option to settle exchanged OP units held by others for cash based on the current trading price of our shares. Assuming the exchange of all OP units, there would have been 15,230,933 shares of common stock outstanding at December 31, 2013, with a market value of approximately $442.0 million.

We completed a follow-on offering of 1,495,000 shares of common stock in January/February of 2012.  The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $35.1 million after deducting the underwriting discount.  The proceeds from the offering were used to pay down amounts outstanding under the Credit Facility and for general corporate purposes.

We completed a follow-on offering of 1,725,000 shares of common stock in January of 2013.  The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $44.9 million after deducting the underwriting discount.  The proceeds from the offering were used to pay down amounts outstanding under the Credit Facility and for general corporate purposes.

We also completed a follow-on offering of 1,650,000 shares of common stock in November of 2013.  The offering raised net proceeds of approximately $48.8 million after deducting the underwriting discount.  The proceeds from the offering were used to pay down amounts outstanding under the Credit Facility and for general corporate purposes.

Contractual Obligations
The following table outlines our contractual obligations (in thousands), assuming no mortgage defaults, as of December 31, 2013:

					Over
	Total	Yr 1	2-3 Yrs	4-5 Yrs	5 Yrs
Mortgage Notes Payable	$113,897	$12,730	$16,212	$49,893	$35,062
Unsecured Revolving Credit Facility	9,500	-	9,500	-	-
Unsecured Term Loan	35,000				35,000
Land Lease Obligations	10,359	416	832	826	8,285
Estimated Interest Payments on Mortgages and Notes Payable	32,499	6,369	10,900	7,358	7,872

Total	$201,255	$19,515	$37,444	$58,077	$86,219

Estimated interest payments are based on stated rates for Mortgage Notes Payable and the Unsecured Term Loan, and for the Credit Facility the interest rate in effect for the most recent quarter is assumed to be in effect through the respective maturity date.

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

Funds from Operations
Funds From Operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts, (“NAREIT”) to mean net income computed in accordance with U.S. generally accepted accounting principles (“GAAP”), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization, and any impairment charges on a depreciable real estate asset and after adjustments for unconsolidated partnerships and joint ventures. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself.

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

The following table provides a reconciliation of FFO and net income for the years ended December 31, 2013, 2012 and 2011:

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Reconciliation of Funds from Operations to Net Income
Net income	$20,189,611	$18,603,594	$9,889,537
Depreciation of real estate assets	6,930,145	5,726,319	6,005,270
Amortization of leasing costs	113,101	106,100	271,586
Amortization of lease intangibles	1,633,691	1,025,077	519,259
Impairment charge	450,000	-	13,500,000
Gain (loss) on sale of assets	(946,347)	(2,097,105)	(110,212)
Funds from Operations	$28,370,201	$23,363,985	$30,075,440

Gain from extinguishment of debt	-	-	(2,360,000)
Deferred revenue recognition	-	-	(5,700,000)
Funds from Operations, as adjusted	$28,370,201	$23,363,985	$22,015,440

Funds from Operations Per Share - Diluted	$2.10	$2.03	$3.00
Funds from Operations Per Share, as adjusted - Diluted	$2.10	$2.03	$2.20

Weighted average shares and OP units outstanding
Basic	13,413,526	11,418,937	9,984,984
Diluted	13,505,124	11,484,529	10,028,851

The following table provides a reconciliation of AFFO and net income for the years ended December 31, 2013, 2012 and 2011:

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Reconciliation of Adjusted Funds from Operations to Net Income
Net income	$20,189,611	$18,603,594	$9,889,537
Cumulative adjustments to calculate FFO	8,180,590	4,760,391	20,185,903
Funds from Operations	$28,370,201	$23,363,985	$30,075,440
Straight-line accrued rent	(1,148,462)	(738,118)	(263,178)
Deferred revenue recognition	(463,380)	(463,380)	(6,416,188)
Stock based compensation expense	1,812,532	1,657,209	1,364,280
Amortization of financing costs	326,238	285,385	122,204
Capitalized building improvements	(87,018)	(170,858)	(74,624)
Adjusted Funds from Operations	$28,810,111	$23,934,223	$24,807,934

Gain on extinguishment of debt	-	-	(2,360,000)
Adjusted Funds from Operations, as adjusted	$28,810,111	$23,934,223	$22,447,934

Additional supplemental disclosure
Scheduled principal repayments	$3,478,384	$3,164,654	$3,574,834
Capitalized interest	$566,753	$149,054	$-

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

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

	2014	2015	2016	2017	2018	Thereafter	Total
Mortgage Notes Payable	$12,730	$3,692	$12,520	$22,490	$27,403	$35,062	$113,897
Average Interest Rate	5.36%	6.13%	6.43%	3.94%	2.86%	4.50%	-
Unsecured Revolving Credit Facility	-	$9,500	-	-	-	-	$9,500
Average Interest Rate	-	1.90%	-	-	-	-	-
Unsecured Term Loan	-	-	-	-	-	$35,000	$35,000
Average Interest Rate	-	-	-	-	-	3.85%	-

The fair value (in thousands) is estimated at $108,385 and $32,728, for mortgage notes payable and unsecured term loan, respectively, as of December 31, 2013.

The table above incorporates those exposures that exist as of December 31, 2013; it does not consider those exposures or positions, which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

We entered into an interest rate swap agreement in 2009 to hedge interest rates on $24.5 million in variable-rate borrowings outstanding. Under the terms of the interest rate swap agreement, we received from the counterparty interest on the notional amount based on 1.5% plus one-month LIBOR and paid to the counterparty a fixed rate of 3.744%. This swap effectively converted $24.5 million of variable-rate borrowings to fixed-rate borrowings to June 30, 2013. In April 2012, we entered into a forward starting interest rate swap agreement, for the same variable rate loan, to hedge interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on one-month LIBOR and will pay to the counterparty a fixed rate of 1.92%. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of December 31, 2013, this interest rate swap was valued at a liability of $204,696.

On December 4, 2012, the Company entered into interest rate swap agreements for a notional amount of $25,000,000, effective December 6, 2012 and ending on April 4, 2018. The Company entered into these derivative instruments to hedge against changes in future cash flows related to changes in interest rates on $25,000,000 of variable rate borrowings outstanding. Under the terms of the interest rate swap agreements, the Company will receive from the counterparty interest on the notional amount based on one month LIBOR and will pay to the counterparty a fixed rate of .885%. This swap effectively converted $25,000,000 of variable-rate borrowings to fixed-rate borrowings beginning on December 6, 2012 and through April 4, 2018. As of December 31, 2013, this interest rate swap was valued at an asset of $499,893.

On September 30, 2013, the Company entered into an interest rate swap agreement for a notional amount of $35,000,000, effective October 3, 2013 and ending on September 29, 2020. The Company entered into this derivative instrument to hedge against changes in future cash flows related to changes in interest rates on $35,000,000 of variable rate borrowings outstanding. Under the terms of the interest rate swap agreement, the Company will receive from the counterparty interest on the notional amount based on one-month LIBOR and will pay to the counterparty a fixed rate of 2.197%. This swap effectively converted $35,000,000 of variable-rate borrowings to fixed-rate borrowings beginning on October 3, 2013 and through September 29, 2020. As of December 31, 2013, this interest rate swap was valued at an asset of $179,341.

We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of December 31, 2013.

As of December 31, 2013, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $95,000.

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

Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2013.

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

Item 9B:                Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders.

Item 11:	Executive Compensation

Incorporated herein by reference to our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes the equity compensation plan under which our common stock may be issued as of December 31, 2013.

Number of Securities
Remaining Available for
	Number of Securities to be		Future Issuance Under
	Issued Upon Exercise of	Weighted Average Exercise	Equity Compensation Plans
	Outstanding Options,	Price of Outstanding Options, .	(Excluding Securities
	Warrants and Rights	Warrant and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	-	-	408,826	(1)
Equity Compensation Plans Not Approved by Security Holders	-	-	-

Total	-	-	408,826

(1)	Relates to various stock-based awards available for issuance under our 2005 Equity Incentive Plan, including incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, and dividend equivalent rights.

Additional information is incorporated herein by reference to our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders.

Item 13:	Certain Relationships, Related Transactions and Director Independence

Incorporated herein by reference to our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders.

Item 14:	Principal Accounting Fees and Services

Incorporated herein by reference to our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

A.		The following documents are filed as part of this Annual Report on Form 10-K:
	1 - 2.	The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Annual Report on Form 10-K.

	3.	Exhibits

Exhibit No.	Description
3.1
Articles of Incorporation of the Company, including all amendments and articles supplementary thereto, (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-12928) for the quarter ended June 30, 2013)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 8-K (No. 001-12928) filed on May 9, 2013)

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

10.1
Credit Agreement, dated October 26, 2011, among Agree Limited Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and PNC Capital Markets LLC as Joint Lead Arrangers and Joint Book Managers, PNC Bank, National Association as Syndication Agent (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 2011)

10.2
First Amendment to Credit Agreement, dated December 13, 2012, among Agree Limited Partnership, Bank of America and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 2012)

10.3
First Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of April 22, 1994, as amended by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 2012)

10.4	Second Amendment to Credit Agreement, dated September 30, 2013, among Agree Limited Partnership, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013)

10.5+	Agree Realty Corporation Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 1996)
10.6+
Amended Employment Agreement, dated January 1, 2013, by and between the Company and Richard Agree (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 2012)

10.7+
Amended Employment Agreement, dated January 1, 2013, by and between the Company and Joey Agree (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 2012)

10.8+
Letter Agreement of Employment dated July 8, 2010 between Agree Limited Partnership and Alan Maximiuk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on November 8, 2010)

10.9+
Letter Agreement of Employment dated April 5, 2010 between Agree Limited Partnership and Laith Hermiz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on April 6, 2010)

10.10+
Letter Agreement of Employment dated January 2, 2014 between Agree Limited Partnership and Brian R. Dickman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on January 6, 2014)

10.11+	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 2004)
10.12+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 2007)

10.13+	Summary of Director Compensation (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 2007)

12.1*	Statement of computation of ratios of earnings to combined fixed charges and preferred stock dividends

21*	Subsidiaries of Agree Realty Corporation

23.1*	Consent of Grant Thornton LLP

23.2*	Consent of Baker Tilly Virchow Krause, LLP

24	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Brian R. Dickman, Chief Financial Officer

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Brian R. Dickman, Chief Financial Officer

101*
The following materials from Agree Realty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

*              Filed herewith.
+              Management contract or compensatory plan or arrangement.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of December 31, 2013. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

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

AGREE REALTY CORPORATION

By:	/s/ Joel N. Agree	Date: March 7, 2014
Joel N. Agree
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Agree Realty Corporation, hereby severally constitute Richard Agree, Joel N. Agree and Brian R. Dickman, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Agree Realty Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 7th day of March 2014.

By:	/s/ Richard Agree	Date: March 7, 2014
Richard Agree
Executive Chairman of the Board of Directors

By:	/s/ Joel N. Agree	Date: March 7, 2014
Joel N. Agree
President, Chief Executive Officer and Director

By:	/s/ Brian R. Dickman	Date: March 7, 2014
Brian R. Dickman
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

By:	/s/ Farris G. Kalil	Date: March 7, 2014
Farris G. Kalil
Director

By:	/s/ Michael Rotchford	Date: March 7, 2014
Michael Rotchford
Director

By:	/s/ William S. Rubenfaer	Date: March 7, 2014
William S. Rubenfaer
Director

By:	/s/ Gene Silverman	Date: March 7, 2014
Gene Silverman
Director

By:	/s/ Leon M. Schurgin	Date: March 7, 2014
Leon M. Schurgin
Director

By:	/s/ John Rakolta	Date: March 7, 2014
John Rakolta Jr.
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Agree Realty Corporation

We have audited the internal control over financial reporting of Agree Realty Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 7, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Southfield, Michigan
March 7, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Agree Realty Corporation

We have audited the accompanying consolidated balance sheet of Agree Realty Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the period ended December 31, 2013. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agree Realty Corporation and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2014 expressed unqualified opinion.

/s/ GRANT THORNTON LLP
Southfield, Michigan
March 7, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Agree Realty Corporation
Farmington Hills, MI

We have audited the accompanying consolidated balance sheet of Agree Realty Corporation as of December 31, 2012, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2012, and 2011.  We also have audited Agree Realty Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The company's management is responsible for these consolidated financial statements, the financial statement schedule, for maintaining effective internal control of financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agree Realty Corporation as of December 31, 2012 and the results of its operations and cash flows for the years ended December 31, 2012, and 2011, in conformity with accounting principles generally accepted in the United States of America.   Also in our opinion, Agree Realty Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Baker Tilly Virchow Krause, LLP
Chicago, Illinois
March 8, 2013 (March 7, 2014, as to the effects of discontinued operations discussed in Note 14)

AGREE REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31,

	2013	2012
ASSETS
Real Estate Investments
Land	$162,096,646	$134,740,784
Buildings	297,464,585	240,204,708
Less accumulated depreciation	(60,633,824)	(58,508,881)
	398,927,407	316,436,611
Property under development	6,959,174	18,980,779
Property held for sale	4,845,504	4,537,752

Net Real Estate Investments	410,732,085	339,955,142

Cash and Cash Equivalents	14,536,881	1,270,027

Accounts Receivable - Tenants, net of allowance of $35,000 for possible losses at December 31, 2013 and 2012, respectively	3,262,768	2,160,055

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $7,009,538 and $6,273,113 at December 31, 2013 and 2012, respectively	2,526,768	2,864,314

Leasing costs, net of accumulated amortization of $1,425,186 and $1,312,085 at December 31, 2013 and 2012, respectively	758,037	687,828

Lease intangibles, net of accumulated amortization of $3,228,506 and $1,594,815 at December 31, 2013 and 2012, respectively	27,705,499	21,342,122

Other Assets	3,219,505	1,813,344

Total Assets	$462,741,543	$370,092,832

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31,

	2013	2012
LIABILITIES
Notes Payable:

Mortgages Notes Payable	$113,897,759	$117,376,142

Unsecured Revolving Credit Facility	9,500,000	43,530,005

Unsecured Term Loan	35,000,000	-

Total Notes Payable	158,397,759	160,906,147

Dividends and Distributions Payable	6,243,933	4,710,446

Deferred Revenue	1,467,403	1,930,783

Accrued Interest Payable	470,862	335,416

Accounts Payable and Accrued Expense
Capital expenditures	144,074	122,080
Operating	2,851,612	2,015,367

Interest Rate Swap	204,696	1,337,998

Deferred Income Taxes	705,000	705,000

Tenant Deposits	40,647	64,461

Total Liabilities	170,525,986	172,127,698

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common stock, $.0001 par value, 28,000,000 and 15,850,000 shares authorized, 14,883,314 and 11,436,044 shares issued and outstanding, respectively	1,488	1,144
Excess stock, $.0001 par value, 8,000,000 and 4,000,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Preferred Stock, $.0001 par value per share, 4,000,000 and 150,000 shares authorized, respectively
Series A junior participating preferred stock, $.0001 par value, 200,000 and 150,000 shares authorized 0 shares issued and outstanding, respectively	-	-
Additional paid-in-capital	312,974,162	217,768,918
Deficit	(23,879,151)	(21,166,509)
Accumulated other comprehensive income (loss)	471,717	(1,294,267)

Total Stockholders' Equity - Agree Realty Corporation	289,568,216	195,309,286
Non-controlling interest	2,647,341	2,655,848
Total Stockholders' Equity	292,215,557	197,965,134
Total Liabilities and Stockholders' Equity	$462,741,543	$370,092,832

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Year Ended December 31,

	2013	2012	2011
Revenues
Minimum rents	$40,895,131	$32,568,972	$27,418,946
Percentage rents	36,074	24,474	30,912
Operating cost reimbursement	2,567,457	1,970,927	1,768,094
Development fee income	-	-	894,693
Other income	19,002	59,989	150,436

Total Revenues	43,517,664	34,624,362	30,263,081

Operating Expenses
Real estate taxes	2,035,937	1,785,917	1,699,180
Property operating expenses	1,192,538	967,747	1,048,341
Land lease payments	427,900	574,300	721,300
General and administrative	5,952,433	5,681,828	5,661,912
Depreciation and amortization	8,489,207	6,240,727	5,199,624
Impairment charge	-	-	600,000

Total Operating Expenses	18,098,015	15,250,519	14,930,357

Income from Operations	25,419,649	19,373,843	15,332,724

Other Income (Expense)
Interest expense, net	(6,474,727)	(5,134,283)	(3,956,818)
Gain on extinguishment of debt	-	-	2,360,231

Income From Continuing Operations	18,944,922	14,239,560	13,736,137

Discontinued Operations
Gain on sale of assets from discontinued operations	946,347	2,097,105	110,212
Income/(loss) from discontinued operations	298,342	2,266,929	(3,956,812)

Net Income	20,189,611	18,603,594	9,889,537

Less Net Income Attributable to Non-Controlling Interest	515,036	554,150	338,395

Net Income Attributable to Agree Realty Corporation	$19,674,575	$18,049,444	$9,551,142

Basic Earnings (Loss) Per Share
Continuing operations	$1.41	$1.25	$1.38
Discontinued operations	0.10	0.38	(0.39)
	$1.51	$1.63	$0.99
Diluted Earnings (Loss) Per Share
Continuing operations	$1.40	$1.24	$1.37
Discontinued operations	0.10	0.38	(0.38)
	$1.50	$1.62	$0.99

Other Comprehensive Income
Net income	$20,189,611	$18,603,594	$9,889,537
Other Comprehensive Income (Loss)	1,812,535	(708,538)	163,751
Total Comprehensive Income	22,002,146	17,895,056	10,053,288

Comprehensive Income Attributable to Non-Controlling Interest	(561,587)	(533,311)	(343,979)

Comprehensive Income Attributable to Agree Realty Corporation	$21,440,559	$17,361,745	$9,709,309

Weighted Average Number of Common Shares: Outstanding - Basic	13,065,907	11,071,318	9,637,365

Weighted Average Number of Common Shares: Outstanding - Dilutive	13,157,505	11,136,910	9,681,232

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
					Accumulated
					Other	Non-
			Additional		Comprehensive	Controlling
	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Interest
Balance, January 1, 2011	9,759,014	976	179,705,353	(14,702,252)	(764,735)	2,890,934
Issuance of restricted stock under the Equity Incentive Plan	105,050	10
Forfeiture of restricted stock	(12,150)	(1)
Vesting of restricted stock			1,364,280
Dividends and distributions declared for the period $1.60 per share				(15,767,384)		(556,188)
Other comprehensive income (loss) - change in fair value of interest rate swap					158,167	5,584
Net income				9,551,142		338,395
Balance, December 31, 2011	9,851,914	985	181,069,633	(20,918,494)	(606,568)	2,678,725
Issuance of common stock, net of issuance costs	1,495,000	150	35,042,076
Issuance of restricted stock under the Equity Incentive Plan	94,850	9
Forfeiture of restricted stock	(5,720)
Vesting of restricted stock			1,657,209
Dividends and distributions declared for the period $1.60 per share				(18,297,459)		(556,188)
Other comprehensive income (loss) - change in fair value of interest rate swap					(687,699)	(20,839)
Net income				18,049,444		554,150
Balance, December 31, 2012	11,436,044	$1,144	$217,768,918	$(21,166,509)	$(1,294,267)	$2,655,848
Issuance of common stock, net of issuance costs	3,375,000	337	93,392,712
Issuance of restricted stock under the Equity Incentive Plan	87,950	9
Forfeiture of restricted stock	(15,680)	(2)
Vesting of restricted stock			1,812,532
Dividends and distributions declared for the period $1.64 per share				(22,387,217)		(570,094)
Other comprehensive income (loss) - change in fair value of interest rate swap					1,765,984	46,551
Net income				19,674,575		515,036
Balance, December 31, 2013	14,883,314	$1,488	$312,974,162	$(23,879,151)	$471,717	$2,647,341

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31,

	2013	2012	2011
Cash Flows from Operating Activities
Net income	$20,189,611	$18,603,594	$9,889,537
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	6,996,741	5,792,281	6,055,225
Amortization	2,483,217	1,712,530	1,105,087
Stock-based compensation	1,812,532	1,657,209	1,364,280
Impairment charge	450,000	-	13,500,000
Gain on extinguishment of debt	-	-	(2,360,231)
Gain on sale of assets	(946,347)	(2,097,105)	(110,212)
(Increase) decrease in accounts receivable	(1,102,713)	(1,358,374)	528,448
(Increase) decrease in other assets	(780,069)	(864,294)	8,072
(Decrease) increase in accounts payable	838,515	(1,358,147)	1,951,420
Decrease in deferred revenue	(463,380)	(463,380)	(6,951,591)
Increase (decrease) in accrued interest	135,446	(398,779)	513,041
Increase (decrease) in tenant deposits	(23,814)	(19,814)	3,873

Net Cash Provided by Operating Activities	29,589,739	21,205,721	25,496,949

Cash Flows from Investing Activities
Acquisition of real estate investments	(75,920,083)	(64,166,390)	(35,657,158)
Development of real estate investments and other (including capitalized interest of $566,793 in 2013, $149,054 in 2012, and $0 in 2011)	(14,619,386)	(20,349,688)	(1,456,455)
Payment of leasing costs	(183,310)	(55,960)	(197,259)
Net proceeds from sale of assets	5,462,280	15,315,728	8,058,520

Net Cash Used In Investing Activities	(85,260,499)	(69,256,310)	(29,252,352)

Cash Flows from Financing Activities
Proceeds from common stock offering, net	93,393,056	35,042,235	-
Unsecured revolving credit facility borrowings	106,189,924	101,220,945	119,244,291
Unsecured revolving credit facility repayments	(140,219,929)	(114,134,838)	(91,180,647)
Mortgage notes payable proceeds	-	48,640,000	-
Payments of mortgage notes payable	(3,478,383)	(3,164,654)	(4,229,352)
Term loan payable proceeds	35,000,000	-	-
Dividends paid	(20,859,476)	(17,663,808)	(16,803,705)
Limited partners' distributions paid	(566,619)	(556,188)	(594,427)
Repayments of payables for capital expenditures	(122,080)	(424,321)	(286,078)
Payments for financing costs	(398,879)	(1,641,418)	(985,297)

Net Cash Provided by Financing Activities	68,937,614	47,317,953	5,164,785

Net Increase (Decrease) in Cash and Cash Equivalents	13,266,854	(732,636)	1,409,382
Cash and Cash Equivalents, beginning of period	1,270,027	2,002,663	593,281
Cash and Cash Equivalents, end of period	$14,536,881	$1,270,027	$2,002,663

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$6,149,649	$4,722,042	$4,458,292
Cash paid (refunded) for income tax	$(21,543)	$318,289	$220,202

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued under Stock Incentive Plan	$2,401,688	$2,175,831	$2,312,056
Dividends and limited partners' distributions declared and unpaid	$6,243,933	$4,710,446	$4,070,690
Forgiveness of mortgage debt	$-	$9,173,789	$-
Real estate acquisitions financed with debt assumption	$-	$18,220,528	$3,403,603

See accompanying notes to consolidated financial statements.

Agree Realty Corporation	Notes to Consolidated Financial Statements

1.          The Company
Agree Realty Corporation (the “Company”) is a self-administered, self-managed real estate investment trust (“REIT”), which is primarily engaged in the acquisition and development of properties net leased to industry leading retail tenants. At December 31, 2013, the Company's properties are comprised of 122 net leased retail facilities and nine community shopping centers located in 33 states. Included in the 131 properties was one property held for sale at December 31, 2013.  Excluding the property held for sale, at December 31, 2013, approximately 97% of the Company's annual base rental revenues were from national and regional tenants under long-term leases, including approximately 27% from Walgreen Co. (“Walgreen”), 5% from CVS Caremark Corporation (“CVS”), 5% from Kmart Corporation (“Kmart”), a wholly-owned subsidiary of Sears Holdings Corporation, 5% from Wawa, Inc. and 5% from Walmart Stores, Inc.

2.           Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements of Agree Realty Corporation include the accounts of the Company, its majority-owned partnership, Agree Limited Partnership (the “Operating Partnership”), and its wholly-owned subsidiaries. The Company controlled, as the sole general partner, 97.72% and 97.05% of the Operating Partnership as of December 31, 2013 and 2012, respectively. All material intercompany accounts and transactions are eliminated.

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

Reclassifications
The results of operations of properties that have either been disposed of or are classified as held for sale are reported as discontinued operations.  As a result of these discontinued operations, certain of the 2012 and 2011 balances have been reclassified to conform to the 2013 presentation.  Certain reclassifications of prior period amounts have been made in the financial statements in order to conform to the 2013 presentation.

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

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

Agree Realty Corporation	Notes to Consolidated Financial Statements

The table below sets forth the Company’s fair value hierarchy for assets and liabilities measured or disclosed at fair value as of December 31, 2013.

				Carrying
Asset:	Level 1	Level 2	Level 3	Value
Interest rate swaps	$-	$679,234	$-	$679,234

				Carrying
Liability:	Level 1	Level 2	Level 3	Value
Interest rate swap	$-	$204,696	$-	$204,696
Mortgage notes payable	$-	$-	$108,385,281	$113,897,758
Unsecured revolving credit facility	$-	$9,500,000	$-	$9,500,000
Unsecured term loan	$-	$-	$32,728,011	$35,000,000

The table below sets forth the Company’s fair value hierarchy for liabilities measured or disclosed at fair value as of December 31, 2012.

				Carrying
Liability:	Level 1	Level 2	Level 3	Value
Interest rate swaps	$-	$1,337,998	$-	$1,337,998
Mortgage notes payable	$-	$-	$119,581,000	$117,376,142
Unsecured revolving credit facility	$-	$43,530,005	$-	$43,530,005

The carrying amounts of the Company’s short-term financial instruments, which consist of cash, cash equivalents, receivables, and accounts payable, approximate their fair values. The fair value of the interest rate swaps were derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and discount rates reflecting the risks involved.  The fair value of fixed and variable rate mortgages was derived using the present value of future mortgage payments based on estimated current market interest rates of 5.04% and 3.76% at December 31, 2013 and 2012, respectively.  The fair value of variable rate debt is estimated to be equal to the face value of the debt because the interest rates are floating and is considered to approximate fair value.

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

The fair value of intangible assets acquired is amortized to depreciation and amortization on the consolidated statements of operations and comprehensive income over the remaining term of the respective leases.  The weighted average amortization period for the lease intangible costs is 19.4 years.

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

Unamortized Deferred Expenses
Deferred expenses are stated net of total accumulated amortization. The nature and treatment of these capitalized costs are as follows: (1) financing costs, consisting of expenditures incurred to obtain long-term financing, are amortized using the straight-line method which approximates the effective interest method over the term of the related loan, (2) leasing costs, are amortized on a straight-line basis over the term of the related lease and (3) lease intangibles, are amortized over the remaining term of the lease acquired.  The Company’s amortization expense for deferred expenses was $2,483,217, $1,712,530, and $1,105,087 for the years ended December 31, 2013, 2012 and 2011, respectively.

Agree Realty Corporation	Notes to Consolidated Financial Statements

The following table represents estimated future aggregate amortization expense related to deferred expenses as of December 31, 2013.

Year Ending December 31,
2014	$2,856,168
2015	2,551,978
2016	2,423,747
2017	2,330,506
2018	2,198,622
Thereafter	18,629,283
Total	$30,990,304

Other Assets
The Company records prepaid expenses, deposits, furniture and fixtures, leasehold improvements, acquisition advances and miscellaneous receivables as other assets in the accompanying balance sheets.

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

Operating Cost Reimbursement
Substantially all of the Company's community shopping center leases and various of the net leased properties contain provisions requiring tenants to pay as additional rent a proportionate share of operating expenses such as real estate taxes, repairs and maintenance, and insurance, also referred to as common area maintenance or “CAM” charges.  The related revenue from tenant billings for CAM charges is recognized as operating cost reimbursement in the same period the expense is recorded.

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

Income Taxes
The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and related regulations.  The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT.  For each of the years in the three-year period ended December 31, 2013, the Company believes it has qualified as a REIT.  Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

Agree Realty Corporation	Notes to Consolidated Financial Statements

The Company and its taxable REIT subsidiaries (“TRS”) have made a timely TRS election pursuant to the provisions of the REIT Modernization Act.  A TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations.  As a result, certain activities of the Company which occur within its TRS entity are subject to federal and state income taxes (See Note 9).  All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to the Company’s TRS.

Dividends
The Company declared dividends of $1.64, $1.60 and $1.60 per share during the years ended December 31, 2013, 2012, and 2011; the dividends have been reflected for federal income tax purposes as follows:

December 31,	2013	2012	2011
Ordinary income	$1.372	$1.200	$1.570
Return of capital	..268	..400	..030

Total	$1.640	$1.600	$1.600

The aggregate federal income tax basis of Real Estate Investments is approximately $18.9 million less than the financial statement basis.

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Year Ended December 31,
	2013	2012	2011

Weighted average number of common shares outstanding	13,314,989	11,321,498	9,854,285
Unvested restricted stock	249,082	250,180	216,920

Weighted average number of common shares outstanding used in basic earnings per share	13,065,907	11,071,318	9,637,365

Weighted average number of common shares outstanding used in basic earnings per share	13,065,907	11,071,318	9,637,365
Effect of dilutive securities:
Restricted stock	91,598	65,592	43,867

Weighted average number of common shares outstanding used in diluted earnings per share	13,157,505	11,136,910	9,681,232

Stock Based Compensation
The Company estimates fair value of restricted stock grants based on the stock price at the date of grant and amortizes those amounts into expense on a straight-line basis or amount vested, if greater, over the appropriate vesting period.

Agree Realty Corporation	Notes to Consolidated Financial Statements

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) updated ASC 220 “Comprehensive Income” with ASU 2013-2 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, ASU 2013-2 requires an entity to present, either on the face of the income statement or in the notes to financial statements, significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  The amendments in ASU 2013-2 do not change the current requirements for reporting net income or other comprehensive income in financial statements.  For public entities, the amendments in ASU 2013-2 are effective prospectively for reporting periods beginning after December 31, 2012.  The adoption of this guidance concerns disclosure only and did not have an impact on our consolidated financial statements.

In July 2013, the FASB updated ASC 815 “Derivatives and Hedging” with ASU 2013-10 “Inclusion of the Fed Funds Effective Swap Rate (of Overnight Index Swap Rate) as a Benchmark Interest rate for Hedge Accounting Purposes.”  ASU 2013-10 permits the Overnight Index Swap (“OIS”) Rate, also referred to as the Fed Funds effective Swap Rate, to be used as a U.S. benchmark for hedge accounting purposes, in addition to London Interbank Offered Rate (“LIBOR”) and the interest rate on direct U.S. Treasury obligations.  The guidance also removes the restriction on using different benchmarks for similar hedges.  ASU 2013-10 is effective prospectively for qualifying new or re-designated hedges entered into on or after July 17, 2013.  The adoption of this guidance did not have an impact on our consolidated financial statements.

3.           Property Acquisitions
During 2013, the Company purchased eighteen retail assets for approximately $74 million with a weighted average capitalization rate of approximately 8.0% to obtain 100% control of the assets.  The weighted average capitalization rate for these single tenant net leased properties was calculated by dividing the annual property net operating income by the purchase price.  Property net operating income is defined as the straight-line rent for the base term of the lease less any property level expense (if any) that is not recoverable from the tenant.  The aggregate acquisitions were allocated as follows: $13.5 million to land, $53.6 million to buildings and improvements, and $6.9 million to lease intangible costs.  The acquisitions were substantially all cash purchases and there were no contingent considerations associated with these acquisitions.

During 2012, the Company purchased 25 retail assets for approximately $82.3 million with a weighted average capitalization rate of 8.6% to obtain 100% control of the assets.  The weighted average capitalization rate for these single tenant net leased properties was calculated by dividing the annual property net operating income by the purchase price.  Property net operating income is defined as the straight-line rent for the base term of the lease less any property level expense (if any) that is not recoverable from the tenant.  The aggregate acquisitions were allocated as follows: $32.7 million to land, $42.5 million to buildings and improvements, and $7.1 million to lease intangible costs.  The acquisitions were substantially all cash purchases and there were no contingent considerations associated with these acquisitions.  In one acquisition, the Company assumed debt of approximately $9.6 million and in another acquisition the Company assumed debt of approximately $8.6 million.

Total revenues of $2,860,000 and income before discontinued operations of $142,000 are included in the 2013 consolidated income statement for the aggregate 2013 acquisitions.

The following pro forma total revenue and income before discontinued operations for the 2013 acquisitions in aggregate, assumes the acquisitions had taken place on January 1, 2013 for the 2013 pro forma information, and on January 1, 2012 for the 2012 pro forma information (in thousands):

Supplemental pro forma for the year ended December 31, 2013 (1)
Total revenue	$45,910
Income before discontinued operations	$19,178

Supplemental pro forma for the year ended December 31, 2012 (1)
Total revenue	$38,266
Income before discontinued operations	$14,311

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

	2013	2012	2011

Continuing operations	$-	$-	$600,000
Discontinued operations	450,000	-	12,900,000

Total	$450,000	$-	$13,500,000

Real Estate Investments measured at fair value due to impairment charges are considered fair value measurements on a non recurring basis.  The following table presents the assets and liabilities carried on the balance sheet within the fair value valuation hierarchy (as described above) as of December 31, 2013 and 2011, for which a nonrecurring change in fair value has been recorded during the years ended December 31, 2013 and 2011.

		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
2013	Fair Value as of	identical assets	inputs	inputs	Impairment
(in thousands)	measurement date	(Level 1)	(Level 2)	(Level 3)	Charge

Real Estate Investments	$4,875	$4,875	$-0-	$-0-	$450

		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
2011	Fair Value as of	identical assets	inputs	inputs	Impairment
(in thousands)	measurement date	(Level 1)	(Level 2)	(Level 3)	Charge

Real Estate Investments	$19,805	$-0-	$7,100	$12,705	$13,500

The loss of $450,000 and $13.5 million represents an impairment charge related to Real Estate Investments which was included in net income during the years ended December 31, 2013 and 2011, respectively.  During 2012, the Company recorded no impairment charge related to Real Estate Investments.  The fair value of certain Real Estate Investments was calculated differently based on available information.  Real Estate Investments considered to be measured based on Level 1 inputs were based on actual sales negotiations and bona fide purchase offers received from third parties.  Real Estate Investments considered to be measured based on Level 2 inputs were based on broker opinions of value or analysis of recent comparable sales transactions.  Real Estate Investments considered to be measured based on Level 3 inputs were based on an internal valuation model using discounted cash flow analyses and income capitalization using market lease rates and market cap rates.  These cash flow projections incorporate assumptions developed from the perspective of market participants valuing the Real Estate Investments.

Agree Realty Corporation	Notes to Consolidated Financial Statements

5.           Note and Mortgages Payable
Agree Limited Partnership (the “Operating Partnership”) has in place an $85,000,000 unsecured revolving credit facility (“Credit Facility”), which is guaranteed by the Company.  Subject to customary conditions, at the Company’s option, total commitments under the Credit Facility may be increased up to an aggregate of $135,000,000.  The Company intends to use borrowings under the Credit Facility for general corporate purposes, including working capital, development and acquisition activities, capital expenditures, repayment of indebtedness or other corporate activities.   The Credit Facility matures on October 26, 2015, and may be extended, at the Company’s election, for two one-year terms to October 2017, subject to certain conditions.  Borrowings under the Credit Facility bear interest at LIBOR plus a spread of 150 to 215 basis points, or the base rate, depending on the Company’s leverage ratio.  As of December 31, 2013, $9,500,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 3.75%, and $75,500,000 was available for borrowing (subject to customary conditions to borrowing).

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

The Credit Facility and Unsecured Term Loan contain customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties, and permitted investments.  The Company was in compliance with the covenant terms at December 31, 2013.

Agree Realty Corporation	Notes to Consolidated Financial Statements

Mortgages payable consisted of the following:

	December 31,	December 31,
	2013	2012

Note payable in monthly installments of interest only at LIBOR plus 160 basis points, swapped to a fixed rate of 2.49% with balloon payment due April 4, 2018; collateralized by related real estate and tenants' leases	25,000,000	25,000,000

Note payable in monthly installments of interest only at 3.60% per annum, with balloon payment due January 1, 2023; collateralized by related real estate and tenants' leases	23,640,000	23,640,000

Note payable in monthly principal installments of $50,120 plus interest at 170 basis points over LIBOR, swapped to a fixed rate of 3.62% as of December 31, 2013. A final balloon payment in the amount of $19,744,758 is due on May 14, 2017 unless extended for a two year period at the option of the Company, subject to certain conditions, collateralized by related real estate and tenants’ leases	22,017,758	22,601,978

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	9,149,944	10,320,440

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	9,557,942	10,042,152

Note payable in monthly installments of $60,097 including interest at 5.08% per annum, with a final balloon payment in the amount of $9,167,573 due June 2014; collateralized by related real estate and tenants’ leases	9,271,561	9,509,011

Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with the final monthly payment due February 2017; collateralized by related real estate and tenants’ leases	3,405,384	4,340,850

Note payable in monthy interest-only installments of $48,467 at 6.56% annum, with a balloon payment in the amount of $8,580,000 due June 11, 2016; collateralized by related real estate and tenants’ leases	8,580,000	8,580,000

Note payable in monthly installments of $23,004 including interest at 6.24% per annum, with the final balloon payment of $2,766,628 due February 2020; collateralized by related real estate and tenant lease	3,275,170	3,341,711
Total	$113,897,759	$117,376,142

Agree Realty Corporation	Notes to Consolidated Financial Statements

The above mortgages payable are collateralized by related real estate with an aggregate net book value of $146,657,000.

The weighted average interest rate for the mortgage notes payable at December 31, 2013 and 2012 was 4.38% and 4.43%, respectively.

The following table presents scheduled principal payments on mortgages and notes payable as of December 31, 2013:

Year Ending December 31,

2014	$12,730,495
2015 (1)	13,191,970
2016	12,520,195
2017 (2)	22,489,650
2018	27,403,792
Thereafter	70,061,657
Total debt	$158,397,759

(1)
Scheduled maturities in 2015 include the $9,500,000 outstanding balance under the Credit Facility as of December 31, 2013.  The Credit Facility matures on October 26, 2015, and may be extended at the Company’s election, for two one-year terms to October 2017, subject to certain conditions.

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

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender.  These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At December 31, 2013, the mortgage debt of $22,017,758 is recourse debt and is secured by a limited guaranty of payment and performance by us for approximately 50% of the loan amount.  We have entered into mortgage loans which are secured by multiple properties and contain cross-default and cross-collateralization provisions.  Cross-collateralization provisions allow a lender to foreclose on multiple properties in the event that we default under the loan.  Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan.

The Company was in compliance with covenant terms for all mortgages payable at December 31, 2013.

Agree Realty Corporation	Notes to Consolidated Financial Statements

6.	Dividends and Distribution Payable
On December 3, 2013, the Company declared a dividend of $.41 per share for the quarter ended December 31, 2013. The holders OP Units were entitled to an equal distribution per OP Unit held as of December 31, 2013. The dividends and distributions payable are recorded as liabilities in the Company's consolidated balance sheet at December 31, 2013. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners' non-controlling interest. These amounts were paid on January 3, 2014.

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

7.           Deferred Revenue
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

The remaining deferred revenue of approximately $1,467,000 will be recognized as minimum rents over approximately 3.2 years.

In July 2004, the Company’s tenant in a second joint venture property located in Ann Arbor, MI repaid $9.8 million that had been contributed by the Company’s joint venture partner. As a result of this repayment, the Company became the sole member of the limited liability company holding the property. Total assets of the two properties were approximately $9.8 million. The Company treated the $9.8 million as deferred revenue and accordingly, recognized rental income over the term of the related leases.  In September 2011, the Company’s tenant terminated their lease.  The Company recognized rental income of $5.7 million during the third quarter of 2011 related to this property, which is included in discontinued operations in the accompanying financial statements.

8.           Derivative Instruments and Hedging Activity
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

Agree Realty Corporation	Notes to Consolidated Financial Statements

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

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) for the year ended December 31, 2013 to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense.  For the year ended December 31, 2013, the Company has determined these derivative instruments to be effective hedges.

The company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
	December 31,	December 31,	December 31,	December 31,
Interest Rate Derivatives	2013	2012	2013	2012

Interest Rate Swap	3	3	$82,017,758	$47,601,978

Agree Realty Corporation	Notes to Consolidated Financial Statements

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets.

Asset Derivatives
	December 31, 2013		December 31, 2012
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	Other Assets	$679,234		$-

Liability Derivatives
	December 31, 2013		December 31, 2012
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	Other Liabilities	$204,696	Other Liabilities	$1,337,998

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and other comprehensive loss for the years ended December 31, 2013 and 2012.

Derivatives in Cash Flow Hedging Relationships	Amount of Income/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Income/(Loss) Reclassifed from Accumulated OCI into Income (Effective Portion)	Amount of Income/(Loss) Reclassified from Accumulated OCI into Expense (Effective Portion)		Location of Loss Recognized In Income of Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing and Missed Forecasted Transactions)

	2013	2012		2013	2012		2013	2012

Interest rate swaps	$1,812,536	$(708,538)	Interest Expense	$(773,120)	$(470,055)		$-	$-

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of December 31, 2013.

9.           Income Taxes
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

For income tax purposes, the Company has certain TRS entities that have been established and in which certain real estate activities are conducted.

Agree Realty Corporation	Notes to Consolidated Financial Statements

As of December 31, 2013, the Company has estimated a current income tax liability of $0 and a deferred income tax liability in the amount of $705,000.  As of December 31, 2012, the Company had estimated a current income tax liability of approximately $17,700 and a deferred income tax liability in the amount of $705,000.  This deferred income tax balance represents the federal and state tax effect of deferring income tax in 2007 on the sale of an asset under section 1031 of the Internal Revenue Code.  This transaction was accrued within the TRS entities described above.  During the years ended December 31, 2013, and 2012, we recognized total federal and state tax expense of $3,000, and $211,000, respectively.

10.           Stock Based Awards
The Company established a stock incentive plan in 1994 (the “1994 Plan”) under which options were granted.   The options had an exercise price equal to the initial public offering price ($19.50/share), could be exercised in increments of 25% on each anniversary of the date of the grant, and expire upon employment termination. All options granted under the 1994 Plan have been exercised.  In 2005, the Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), which replaced the 1994 Plan.  The 2005 Plan authorizes the issuance of a maximum of one million shares of common stock. No options were granted during 2013, 2012 or 2011.

Restricted common stock is granted to certain employees as part of the Company's 2005 Plan.  As of December 31, 2013, there was $4,280,000 of total unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.1 years.  The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock.  The forfeiture rate was based on historical results and trends and the Company does not consider discount rates to be material.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.  The Company granted 87,950, 94,850, and 105,050 shares of restricted stock in 2013, 2012, and 2011, respectively to employees and sub-contractors under the 2005 Plan.  The restricted shares vest over a five-year period based on continued service to the Company.

Restricted share activity is summarized as follows:

		Weighted Average
	Shares	Grant Date
	Outstanding	Fair Value

Unvested restricted stock at January 1, 2011	166,850	$22.00

Restricted stock granted	105,050	$22.01
Restricted stock vested	(42,830)	$22.48
Restricted stock forfeited	(12,150)	$22.22

Unvested restricted stock at December 31, 2011	216,920	$21.74

Restricted stock granted	94,850	$24.40
Restricted stock vested	(55,870)	$21.87
Restricted stock forfeited	(5,720)	$24.32

Unvested restricted stock at December 31, 2012	250,180	$22.66

Restricted stock granted	87,950	$27.70
Restricted stock vested	(73,368)	$22.50
Restricted stock forfeited	(15,680)	$25.01

Unvested restricted stock at December 31, 2013	249,082	$24.33

Agree Realty Corporation	Notes to Consolidated Financial Statements

11.          Profit-Sharing Plan
The Company has a discretionary profit-sharing plan whereby it contributes to the plan such amounts as the Board of Directors of the Company determines. The participants in the plan cannot make any contributions to the plan. Contributions to the plan are allocated to the employees based on their percentage of compensation to the total compensation of all employees for the plan year. Participants in the plan become fully vested after six years of service. No contributions were made to the plan in 2013, 2012, or 2011.

12.           Rental Income
The Company leases premises in its properties to tenants pursuant to lease agreements, which provide for terms ranging generally from five to 25 years. The majority of leases provide for additional rents based on tenants' sales volume.  The weighted average remaining lease term is 11.7 years.

As of December 31, 2013, the future minimum rentals for the next five years from rental property under the terms of all non-cancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows (in thousands):

For the Year Ending December 31,
2014	$43,087
2015	41,889
2016	39,534
2017	38,991
2018	37,598
Thereafter	334,493

Total	$535,592

Of these future minimum rentals, approximately 35.0% of the total is attributable to Walgreens, approximately .8% of the total is attributable to Kmart, approximately 8.0% is attributable to CVS, approximately 5.8% is attributable to Wawa, and approximately 2.2% is attributable to Walmart.  Walgreens operates in the national drugstore chain industry, Kmart’s principal business is general merchandise retailing through a chain of discount department stores, CVS is a leading pharmacy provider, Wawa is a convenience store operator and Walmart is a general merchandise retailer through a chain of discount department stores. The loss of any of these tenants or the inability of any of them to pay rent could have an adverse effect on the Company’s business.

The Company’s properties are located primarily in the Midwestern United States and in particular Michigan. Of the Company’s 131 properties, 46 are located in Michigan.

13.           Lease Obligations
The Company has entered into certain land lease agreements for four of its properties. Rent expense was $427,900, $574,300, and $721,300 for the years ending December 31, 2013, 2012 and 2011, respectively.  As of December 31, 2013, future annual lease commitments under these agreements are as follows:

For the Year Ending December 31,
2014	$415,900
2015	415,900
2016	415,900
2017	415,900
2018	410,233
Thereafter	8,285,521

Total	$10,359,354

The Company leases its executive offices from a limited liability company controlled by its Executive Chairman’s children.  Under the terms of the lease, which expires on December 31, 2014, the Company is required to pay an annual rental of $90,000 and is responsible for the payment of real estate taxes, insurance and maintenance expenses relating to the building.

Agree Realty Corporation	Notes to Consolidated Financial Statements

14.           Discontinued Operations
During 2013, the Company sold a single tenant property located in Ypsilanti, Michigan in January 2013 for approximately $5.6 million. The Company also classified a Kmart anchored shopping center in Ironwood, Michigan as held for sale on December 31, 2013.  The Company completed the sale of the Ironwood property for approximately $5,000,000 on January 15, 2014.

During 2012, the Company sold six non-core properties, a vacant office property for approximately $650,000; two vacant single tenant properties for $4,460,000; a Kmart anchored shopping center in Charlevoix, Michigan for $3,500,000, and two Kmart anchored shopping centers, one in Plymouth, Wisconsin and one in Shawano, Wisconsin for $7,475,000.  In addition, the Company conveyed four mortgaged properties, which were previously leased to Borders, Inc., to the lender in March 2012 pursuant to a consensual deed-in-lieu-of-foreclosure process that satisfied the loans. The mortgage loans had an aggregate principal amount outstanding of approximately $9.2 million as of December 31, 2011.  The Company also classified a single tenant property located in Ypsilanti, Michigan as held for sale on December 31, 2012.  The Company completed the sale of the Ypsilanti property for approximately $5,600,000 on January 11, 2013.

The results of operations for these properties are presented as discontinued operations in the Company’s Consolidated Statements of Operations and Comprehensive Income.  The revenues for the properties were $1,290,601, $3,932,462 and $13,773,597 for the years ended December 31, 2013, 2012 and 2011, respectively.  The expenses for the properties were $992,259, $1,665,533 and $17,730,409 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company elected to not allocate consolidated interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations.  Interest expense that was directly attributable to the discontinued operations was $-0-, $-0- and $1,313,875 for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in the above expense amounts.

The results of income (loss) from discontinued operations allocable to non-controlling interest were $31,953, $129,993, and ($131,621) for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company will classify properties as held for sale and reflect as discontinued operations when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is guaranteed and legally binding.

15.            Interim Results (Unaudited)
The following summary represents the unaudited results of operations of the Company, expressed in thousands except per share amounts, for the periods from January 1, 2012 through December 31, 2013. Certain amounts have been reclassified to conform to the current presentation of discontinued operations:

2013
Three Months Ended
	March 31,		June 30,		September 30,		December 31,

Revenues		$9,928		$10,601		$11,272		$11,716

Net Income (Loss)		$5,392		$4,530		$4,646		$5,622

Earnings (Loss) Per Share – Diluted	$	..41	$	..34	$	..35	$	..38

Agree Realty Corporation	Notes to Consolidated Financial Statements

2012
Three Months Ended
	March 31,		June 30,		September 30,		December 31,

Revenues		$8,087		$8,368		$8,902		$9,267

Net Income		$4,742		$5,090		$4,025		$4,747

Earnings Per Share – Diluted	$	..43	$	..44	$	..35	$	..40

16.           Subsequent Events
In January and February 2014, the Company granted a total of 81,082 shares of restricted stock to employees and associates under the 2005 Plan. The fair value of these grants approximate $2,325,000 and the restricted shares vest over a five year period based on continued service to the Company.

The Company completed the sale of the Kmart anchored community shopping center located in Ironwood, Michigan for approximately $5,000,000 on January 15, 2014.

On March 4, 2014, the Company declared a dividend of $.43 per share for the quarter ending March 31, 2014 for holders of record on March 31, 2014. The holders of OP Units are also entitled to an equal distribution per OP Unit held as of March 31, 2014. The amounts are to be paid on April 8, 2014.

The Company evaluates events occurring after the date of the financial statements for events requiring recording or disclosure in the financial statements. The company has evaluated subsequent events through the date the consolidated financial statements were issued.

Agree Realty Corporation

Schedule III – Real Estate and Accumulated Depreciation	December 31, 2013

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
					Gross Amount at Which Carried at Close of					Life on Which
		Initial Cost		Costs	Period					Depreciation in
				Capitalized						Latest Income
			Building and	Subsequent to		Building and		Accumulated	Date of	Statement is
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction	Computed
Com pleted Retail Facilities
Borman Center, MI	$-	$550,000	$562,404	$1,087,596	$550,000	$1,650,000	$2,200,000	$1,576,772	1977	40 Years
Capital Plaza, KY	-	7,379	2,240,607	3,434,142	7,379	5,674,749	5,682,128	2,744,365	1978	40 Years
Chippew a Commons, WI	-	1,197,150	6,367,560	492,995	1,197,150	6,860,555	8,057,705	3,910,563	1990	40 Years
Grayling Plaza, MI	-	200,000	1,778,657	-	200,000	1,778,657	1,978,657	1,320,460	1984	40 Years
Marshall Plaza Two, MI	-	-	4,662,230	159,688	-	4,821,918	4,821,918	2,702,421	1990	40 Years
North Lakeland Plaza, FL	-	1,641,879	6,364,379	1,995,896	1,641,879	8,360,275	10,002,154	4,908,425	1987	40 Years
Oscoda Plaza, MI	-	183,295	1,872,854	-	183,295	1,872,854	2,056,149	1,387,693	1984	40 Years
Petoskey Town Center, MI	-	875,000	8,895,289	392,154	875,000	9,287,443	10,162,443	5,216,143	1990	40 Years
Rapids Associates, MI	-	705,000	6,854,790	2,157,041	705,000	9,011,831	9,716,831	4,359,647	1990	40 Years
West Frankfort Plaza, IL	-	8,002	784,077	202,463	8,002	986,540	994,542	675,719	1982	40 Years
Omaha Store, NE	-	150,000	-	-	150,000	-	150,000	-	1995	40 Years
Wichita Store, KS	1,669,449	1,039,195	1,690,644	(48,910)	1,139,677	1,541,252	2,680,929	742,605	1995	40 Years
Monroeville, PA	-	6,332,158	2,249,724	(2,586,265)	3,153,890	2,841,727	5,995,617	907,676	1996	40 Years
Boynton Beach, FL	-	1,534,942	2,043,122	3,976,385	1,534,942	6,019,507	7,554,449	1,419,357	1996	40 Years
Lawrence, KS	-	981,331	3,000,000	(1,510,873)	419,791	2,050,667	2,470,458	1,185,693	1997	40 Years
Waterford, MI	820,016	971,009	1,562,869	135,390	971,009	1,698,259	2,669,268	678,267	1997	40 Years
Chesterfield Township, MI	900,383	1,350,590	1,757,830	(46,164)	1,350,590	1,711,666	3,062,256	663,852	1998	40 Years
Grand Blanc, MI	860,200	1,104,285	1,998,919	43,929	1,104,285	2,042,848	3,147,133	648,096	1998	40 Years
Pontiac, MI	824,784	1,144,190	1,808,955	(113,506)	1,144,190	1,695,449	2,839,639	760,420	1998	40 Years
Mt Pleasant Shopping Ctr, MI	-	907,600	8,081,968	1,024,052	907,600	9,106,020	10,013,620	4,482,688	1973	40 Years
Rochester, MI	1,833,649	2,438,740	2,188,050	1,949	2,438,740	2,189,999	4,628,739	793,851	1999	40 Years
Ypsilanti, MI	1,656,140	2,050,000	2,222,097	32,641	2,050,000	2,254,738	4,304,738	788,297	1999	40 Years
Petoskey, MI	1,151,978	-	2,332,473	1,179	-	2,333,652	2,333,652	797,243	2000	40 Years
Flint, MI	1,737,574	2,026,625	1,879,700	(1,201)	2,026,625	1,878,499	3,905,124	610,518	2000	40 Years
Flint, MI	1,495,101	1,477,680	2,241,293	-	1,477,680	2,241,293	3,718,973	721,413	2001	40 Years
New Baltimore, MI	1,275,502	1,250,000	2,285,781	(16,502)	1,250,000	2,269,279	3,519,279	702,233	2001	40 Years
Flint, MI	3,138,856	1,729,851	1,798,091	660	1,729,851	1,798,751	3,528,602	526,473	2002	40 Years
Indianapolis, IN	-	180,000	1,117,617	-	180,000	1,117,617	1,297,617	319,174	2002	40 Years
Big Rapids, MI	-	1,201,675	2,014,107	(2,000)	1,201,675	2,012,107	3,213,782	540,794	2003	40 Years
Flint, MI	-	-	471,272	(198,810)	-	272,462	272,462	112,275	2003	20 Years
Canton Tw p, MI	-	1,550,000	2,132,096	23,020	1,550,000	2,155,116	3,705,116	543,220	2003	40 Years
Flint, MI	3,637,875	1,537,400	1,961,674	-	1,537,400	1,961,674	3,499,074	482,329	2004	40 Years
Webster, NY	-	1,600,000	2,438,781	-	1,600,000	2,438,781	4,038,781	596,997	2004	40 Years
Albion, NY	-	1,900,000	3,037,864	-	1,900,000	3,037,864	4,937,864	693,015	2004	40 Years
Flint, MI	2,781,211	1,029,000	2,165,463	(6,666)	1,029,000	2,158,797	3,187,797	492,435	2004	40 Years
Lansing, MI	-	785,000	348,501	3,045	785,000	351,546	1,136,546	83,456	2004	40 Years
Boynton Beach, FL	-	1,569,000	2,363,524	-	1,569,000	2,363,524	3,932,524	573,223	2004	40 Years
Midland, MI	-	2,350,000	2,313,413	(79,235)	2,268,695	2,315,483	4,584,178	489,552	2005	40 Years
Grand Rapids, MI	3,045,498	1,450,000	2,646,591	-	1,450,000	2,646,591	4,096,591	551,375	2005	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2013

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
					Gross Amount at Which Carried at Close of					Life on Which
		Initial Cost		Costs	Period					Depreciation in
				Capitalized						Latest Income
			Building and	Subsequent to		Building and		Accumulated	Date of	Statement is
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction	Computed
Delta Tow nship, MI	3,179,846	2,075,000	2,535,971	7,004	2,075,000	2,542,975	4,617,975	519,249	2005	40 Years
Roseville, MI	2,403,987	1,771,000	2,327,052	-	1,771,000	2,327,052	4,098,052	472,681	2005	40 Years
Mt Pleasant, MI	1,252,087	1,075,000	1,432,390	4,787	1,075,000	1,437,177	2,512,177	290,417	2005	40 Years
N Cape May, NJ	-	1,075,000	1,430,092	495	1,075,000	1,430,587	2,505,587	289,094	2005	40 Years
Summit Tw p, MI	1,473,349	998,460	1,336,357	-	998,460	1,336,357	2,334,817	243,584	2006	40 Years
Livonia, MI	4,363,369	1,200,000	3,441,694	817,589	1,200,000	4,259,283	5,459,283	671,580	2007	40 Years
Barnesville, GA	-	932,500	2,091,514	5,490	932,500	2,097,004	3,029,504	325,443	2007	40 Years
East Lansing, MI	-	1,450,000	1,002,192	140,169	1,450,000	1,142,361	2,592,361	178,363	2007	40 Years
Plainfield, IN	-	4,549,758	-	114,383	4,664,141	-	4,664,141	-	2007	40 Years
Macomb Tow nship, MI	4,070,126	2,621,500	3,484,212	(83,479)	2,537,222	3,485,011	6,022,233	508,214	2008	40 Years
Shelby Tow nship, MI	3,481,583	2,055,174	2,533,876	47,775	2,058,474	2,578,351	4,636,825	348,345	2008	40 Years
Silver Springs Shores, FL	3,637,014	1,975,000	2,504,112	(5,400)	1,975,000	2,498,712	4,473,712	312,475	2009	40 Years
Brighton, MI	-	1,365,000	2,802,036	5,615	1,365,000	2,807,651	4,172,651	339,179	2009	40 Years
Port St John, FL	-	2,320,860	2,402,641	880	2,320,860	2,403,521	4,724,381	280,396	2009	40 Years
Low ell, MI	-	890,000	1,930,182	10,190	890,000	1,940,372	2,830,372	206,101	2009	40 Years
Southfield, MI	-	1,200,000	125,616	2,064	1,200,000	127,690	1,327,690	13,425	2009	40 Years
Atchison, KS	-	943,750	3,021,672	-	823,170	3,142,252	3,965,422	273,440	2010	40 Years
Johnstow n, OH	2,384,927	485,000	2,799,502	-	485,000	2,799,502	3,284,502	244,957	2010	40 Years
Lake in the Hills, IL	-	2,135,000	3,328,560	-	1,690,000	3,773,560	5,463,560	324,624	2010	40 Years
Concord, NC	-	7,676,305	-	-	7,676,305	-	7,676,305	-	2010	40 Years
Antioch, IL	1,669,449	1,087,884	-	-	1,087,884	-	1,087,884	-	2010	40 Years
St Augustine Shores, FL	-	1,700,000	1,973,929	(4,754)	1,700,000	1,969,175	3,669,175	153,704	2010	40 Years
Atlantic Beach, FL	3,452,182	1,650,000	1,904,357	1,262	1,650,000	1,905,619	3,555,619	150,758	2010	40 Years
Mansfield, CT	2,170,284	700,000	1,902,191	508	700,000	1,902,699	2,602,699	148,646	2010	40 Years
Spring Grove, IL	2,313,000	1,191,199	-	968	1,192,167	-	1,192,167	-	2010	40 Years
Ann Arbor, MI	-	-	3,061,507	2,623,823	2,660,582	3,024,748	5,685,330	245,981	2010	40 Years
Tallahassee, FL	1,628,000	-	1,482,462	-	-	1,482,462	1,482,462	112,729	2010	40 Years
Wilmington, NC	2,186,000	1,500,000	1,348,591	-	1,500,000	1,348,591	2,848,591	95,525	2011	40 Years
Marietta, GA	900,000	575,000	696,297	6,359	575,000	702,656	1,277,656	43,836	2011	40 Years
Baltimore, MD	2,534,000	2,610,430	-	(3,447)	2,606,983	-	2,606,983	-	2011	40 Years
Dallas, TX	1,844,000	701,320	778,905	1,042,730	701,320	1,821,635	2,522,955	99,196	2011	40 Years
Chandler, AZ	1,550,203	332,868	793,898	360	332,868	794,258	1,127,126	44,715	2011	40 Years
New Lenox, IL	1,192,464	1,422,488	-	-	1,422,488	-	1,422,488	-	2011	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2013

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
					Gross Amount at Which Carried at Close of					Life on Which
		Initial Cost		Costs	Period					Depreciation in
				Capitalized						Latest Income
			Building and	Subsequent to		Building and		Accumulated	Date of	Statement is
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction	Computed
Roseville, CA	4,752,000	2,800,000	3,695,455	(96,364)	2,695,636	3,703,455	6,399,091	215,968	2011	40 Years
Fort Walton Beach, FL	1,768,000	542,200	1,958,790	303	542,200	1,959,093	2,501,293	102,032	2011	40 Years
Leaw ood, KS	3,275,170	989,622	3,003,541	16,198	989,622	3,019,739	4,009,361	150,987	2011	40 Years
Salt Lake City, UT	4,948,724	-	6,810,104	(44,417)	-	6,765,687	6,765,687	373,753	2011	40 Years
Burton, MI	-	80,000	-	-	80,000	-	80,000	-	2011
Macomb Tow nship, MI	1,793,000	1,605,134	-	-	1,605,134	-	1,605,134	-	2012	40 Years
Madison, AL	1,552,000	675,000	1,317,927	-	675,000	1,317,927	1,992,927	65,896	2012	40 Years
Walker, MI	887,000	219,200	1,024,738	-	219,200	1,024,738	1,243,938	44,829	2012	40 Years
Portland, OR	9,271,562	7,969,403	-	161	7,969,564	-	7,969,564	-	2012	40 Years
Cochran, GA	-	365,714	2,053,726	-	365,714	2,053,726	2,419,440	77,015	2012	40 Years
Baton Rouge, LA	1,073,217	-	1,188,322	-	-	1,188,322	1,188,322	47,038	2012	40 Years
Southfield, MI	1,483,000	1,178,215	-	-	1,178,215	-	1,178,215	-	2012	40 Years
Clifton Heights, PA	3,898,994	2,543,941	3,038,561	-	2,543,941	3,038,561	5,582,502	110,668	2012	40 Years
New ark, NJ	2,492,444	2,117,547	4,777,516	-	2,117,547	4,777,516	6,895,063	174,002	2012	40 Years
Vineland, DE	2,188,562	4,102,710	1,501,854	-	4,102,710	1,501,854	5,604,564	55,046	2012	40 Years
Fort Mill, SC	-	750,000	1,187,380	-	750,000	1,187,380	1,937,380	42,053	2012	40 Years
Spartanburg, SC	-	250,000	765,714	-	250,000	765,714	1,015,714	26,321	2012	40 Years
Springfield, IL	-	302,520	653,654	-	302,520	653,654	956,174	21,788	2012	40 Years
Jacksonville, FL	-	676,930	1,482,748	-	676,930	1,482,748	2,159,678	49,425	2012	40 Years
Morrow , GA	-	525,000	1,383,489	(99,850)	525,000	1,283,639	1,808,639	40,738	2012	40 Years
Charlotte, NC	-	1,822,900	3,531,275	(572,344)	1,822,900	2,958,931	4,781,831	88,687	2012	40 Years
Lyons, GA	-	121,627	2,155,635	(126,199)	121,627	2,029,436	2,151,063	55,227	2012	40 Years
Fuquay-Varina, NC	-	2,042,225	1,763,768	(255,778)	2,042,225	1,507,990	3,550,215	41,374	2012	40 Years
Minneapolis, MN	-	1,088,015	345,958	(54,430)	826,635	552,908	1,379,543	14,543	2012	40 Years
Lake Zurich, IL	-	780,974	7,909,277	28,174	780,974	7,937,451	8,718,425	206,675	2012	40 Years
Lebanon, VA	-	300,000	612,582	16,363	300,000	628,945	928,945	15,724	2012	40 Years
Harlingen, TX	-	430,000	1,614,378	12,854	430,000	1,627,232	2,057,232	40,681	2012	40 Years
Wichita, TX	-	340,000	1,530,971	12,854	340,000	1,543,825	1,883,825	38,596	2012	40 Years
Pensacola, FL	-	650,000	1,165,415	12,854	650,000	1,178,269	1,828,269	29,457	2012	40 Years
Pensacola, FL	-	400,000	1,507,583	12,854	400,000	1,520,437	1,920,437	38,011	2012	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2013

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
				Costs	Gross Amount at Which Carried at Close of					Life on Which Depreciation in
		Initial Cost		Capitalized	Period					Latest Income
			Building and	Subsequent to		Building and		Accumulated	Date of	Statement is
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction	Computed

Venice, FL	-	1,300,196	-	4,891	1,305,087	-	1,305,087	-	2012	40 Years
St. Joseph, MO	-	377,620	7,639,521	-	377,620	7,639,521	8,017,141	175,072	2013	40 Years
Statham, GA	-	191,919	3,851,073	-	191,919	3,851,073	4,042,992	88,254	2013	40 Years
North Las Vegas, NV	-	214,552	717,435	-	214,552	717,435	931,987	15,694	2013	40 Years
Memphis, TN	-	322,520	748,890	-	322,520	748,890	1,071,410	15,602	2013	40 Years
Rancho Cordova, CA	-	3,889,612	3,232,662	-	3,889,612	3,232,662	7,122,274	60,612	2013	40 Years
Kissimmee, FL	-	1,453,500	971,683	-	1,453,500	971,683	2,425,183	18,219	2013	40 Years
Pinellas Park, FL	-	2,625,000	874,542	-	2,625,000	874,542	3,499,542	12,754	2013	40 Years
Manchester, CT	-	397,800	325,705	-	397,800	325,705	723,505	5,428	2013	40 Years
Rapid City, ND	-	1,017,800	2,348,032	-	1,017,800	2,348,032	3,365,832	36,688	2013	40 Years
Chicago, IL	-	272,222	649,063	-	272,222	649,063	921,285	9,465	2013	40 Years
Brooklyn, OH	-	3,643,700	15,079,714	-	3,643,700	15,079,714	18,723,414	188,496	2013	40 Years
Madisonville, TX	-	96,680	1,087,642	-	96,680	1,087,642	1,184,322	13,596	2013	40 Years
Baton Rouge, LA	-	271,400	1,086,434	-	271,400	1,086,434	1,357,834	11,317	2013	40 Years
Forest, MS	-	-	1,298,176	-	-	1,298,176	1,298,176	13,523	2013	40 Years
Sun Valley, NV	-	308,495	1,373,336	-	308,495	1,373,336	1,681,831	11,444	2013	40 Years
Rochester, NY	-	2,500,000	7,398,639	-	2,500,000	7,398,639	9,898,639	53,948	2013	40 Years
Allentow n, PA	-	2,525,051	7,896,613	-	2,525,051	7,896,613	10,421,664	57,579	2013	40 Years
Casselberry, FL	-	1,804,000	793,101	-	1,804,000	793,101	2,597,101	8,261	2013	40 Years
Berw yn, IL	-	186,791	933,959	-	186,791	933,959	1,120,750	1,946	2013	40 Years
Grand Forks, ND	-	1,502,609	2,301,337	-	1,502,609	2,301,337	3,803,946	9,589	2013	40 Years
Ann Arbor, MI	-	3,000,000	4,595,757	-	3,000,000	4,595,757	7,595,757	9,574	2013	40 Years
Joplin, MO	-	1,208,225	1,160,843	-	1,208,225	1,160,843	2,369,068	4,837	2013	40 Years

Sub Total	113,897,759	164,052,041	281,351,592	14,157,588	162,096,646	297,464,585	459,561,231	60,633,824

Property Held for Sale
Ironw ood, MI	-	167,500	8,181,306	1,299,613	167,500	9,480,919	9,648,419	4,802,915	1991	40 Years

Total Completed	113,897,759	164,219,541	289,532,898	15,457,201	162,264,146	306,945,504	469,209,650	65,436,739

Retail Facilities Under Developm ent
St Petersburg, FL	-	1,177,000.00	659,751	-	1,177,000	659,751	1,836,751	-	N/A	N/A
New Lenox, IL	-	2,010,000.00	1,101,817	-	2,010,000	1,101,817	3,111,817	-	N/A	N/A
Bloomfield Hills, MI	-	-	1,369,965	-	-	1,369,965	1,369,965	-	N/A	N/A
Other	-	-	640,641	-	-	640,641	640,641	-	N/A	N/A

Sub Total	-	3,187,000	3,772,174	-	3,187,000	3,772,174	6,959,174	-

Total	$113,897,759	$167,406,541	$293,305,072	$15,457,201	$165,451,146	$310,717,678	$476,168,824	$65,436,739

Agree Realty Corporation
Notes to Schedule III	December 31, 2013

1. Reconciliation of Real Estate Properties
The following table reconciles the Real Estate Properties from January 1, 2011 to December 31, 2013.

	2013	2012	2011

Balance at January 1	$398,811,830	$340,073,911	$339,492,832
Construction and acquisition cost	82,692,554	97,418,031	31,219,239
Impairment charge	(450,000)	-	(13,500,000)
Disposition of real estate	(4,885,560)	(38,680,112)	(17,138,160)

Balance at December 31	$476,168,824	$398,811,830	$340,073,911

2. Reconciliation of Accumulated Depreciation
The following table reconciles the Real Estate Properties from January 1, 2011 to December 31, 2013.

	2013	2012	2011

Balance at January 1	$58,856,688	$68,589,778	$67,383,413
Current year depreciation expense	6,930,145	5,726,319	6,005,270
Disposition of real estate	(350,094)	(15,459,409)	(4,798,905)

Balance at December 31	$65,436,739	$58,856,688	$68,589,778

3. Tax Basis of Building and Improvements
The aggregate cost of Building and Improvements for federal income tax purposes is approximately
$18,877,000 less than the cost basis used for financial statement purposes.

