Form 10-Q
period 2014-03-31
AGREE REALTY CORP
filed 2014-05-02
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014, or

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

As of April 28, 2014, the Registrant had 14,964,396 shares of common stock, $0.0001 par value, outstanding.

AGREE REALTY CORPORATION

Index to Form 10-Q

		Page

PART I	Financial Information

Item 1:	Interim Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	3-4

	Consolidated Statements of Income and Comprehensive Income (Unaudited) for the three months ended March 31, 2014 and 2013	5

	Consolidated Statement of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2014	6

	Consolidated Statements of Cash Flows (Unaudited) for three months ended March 31, 2014 and 2013	7

	Notes to Consolidated Financial Statements (Unaudited)	8-14

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-21

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	22-23

Item 4:	Controls and Procedures	23

PART II

Item 1:	Legal Proceedings	23

Item 1A:	Risk Factors	23

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3:	Defaults Upon Senior Securities	23

Item 4:	Mine Safety Disclosures	23

Item 5:	Other Information	23

Item 6:	Exhibits	24

SIGNATURES		25

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
Real Estate Investments
Land	$167,395,137	$162,096,646
Buildings	313,744,668	297,464,585
Less accumulated depreciation	(62,364,758)	(60,633,824)
	418,775,047	398,927,407
Property under development	9,220,733	6,959,174
Property held for sale	-	4,845,504
Net Real Estate Investments	427,995,780	410,732,085

Cash and Cash Equivalents	826,222	14,536,881

Accounts Receivable - Tenants, net of allowance of $35,000 for possible losses at March 31, 2014 and December 31, 2013	3,305,064	3,262,768

Unamortized Deferred Expenses

Financing costs, net of accumulated amortization of $1,921,408 and $7,009,538 at March 31, 2014 and December 31, 2013, respectively	2,344,485	2,526,768

Leasing costs, net of accumulated amortization of $462,908 and $1,425,186 at March 31, 2014 and December 31, 2013, respectively	722,280	758,037

Lease intangibles, net of accumulated amortization of $3,745,435 and $3,228,506 at March 31, 2014 and December 31, 2013, respectively	29,160,682	27,705,499

Other Assets	2,131,092	3,219,505

Total Assets	$466,485,605	$462,741,543

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013
LIABILITIES

Notes Payable:
Mortgage Notes Payable	$112,991,525	$113,897,759
Unsecured Revolving Credit Facility	15,988,273	9,500,000
Unsecured Term Loan	35,000,000	35,000,000
Total Notes Payable	163,979,798	158,397,759
Dividends and Distributions Payable	6,573,543	6,243,933
Deferred Revenue	1,351,558	1,467,403
Accrued Interest Payable	460,021	470,862
Accounts Payable and Accrued Expense
Capital expenditures	-	144,074
Operating	1,744,363	2,851,612
Interest Rate Swap	436,599	204,696
Deferred Income Taxes	705,000	705,000
Tenant Deposits	40,647	40,647
Total Liabilities	175,291,529	170,525,986
STOCKHOLDERS' EQUITY
Common stock, $.0001 par value per share, 28,000,000 shares authorized, 14,964,396 and 14,883,314 shares issued and outstanding, respectively	1,496	1,488
Excess stock, $.0001 par value per share, 8,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized Series A junior participating preferred stock, $.0001 par value per share, 200,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in-capital	313,487,337	312,974,162
Deficit	(24,929,484)	(23,879,151)
Accumulated other comprehensive income	22,134	471,717
Total Stockholders' Equity - Agree Realty Corporation	288,581,483	289,568,216
Non-controlling interest	2,612,593	2,647,341
Total Stockholders' Equity	291,194,076	292,215,557
Total Liabilities and Stockholders' Equity	$466,485,605	$462,741,543

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenues
Minimum rents	$11,523,058	$9,372,723
Percentage rents	-	19,359
Operating cost reimbursement	1,022,973	536,064
Other income	29,042	-
Total Revenues	12,575,073	9,928,146
Operating Expenses
Real estate taxes	697,232	422,910
Property operating expenses	498,526	326,312
Land lease payments	107,275	106,975
General and administrative	1,591,783	1,486,367
Depreciation and amortization	2,513,589	1,887,831
Total Operating Expenses	5,408,405	4,230,395
Income from Operations	7,166,668	5,697,751
Other Income (Expense)
Interest expense, net	(1,794,460)	(1,440,193)
Income From Continuing Operations	5,372,208	4,257,558
Discontinued Operations
Gain on sale of assets from discontinued operations	122,747	946,347
Income from discontinued operations	14,573	188,353
Total Discontinued Operations	137,320	1,134,700
Net Income	5,509,528	5,392,258
Less Net Income Attributable to Non-Controlling Interest	125,171	141,479
Net Income Attributable to Agree Realty Corporation	$5,384,357	$5,250,779
Basic Earnings Per Share
Continuing operations	$0.36	$0.33
Discontinued operations	0.01	0.09
	$0.37	$0.42
Diluted Earnings Per Share
Continuing operations	$0.36	$0.32
Discontinued operations	0.01	0.09
	$0.37	$0.41
Other Comprehensive Income
Net income	$5,509,528	$5,392,258
Other Comprehensive Income (Loss)	(460,026)	250,669
Total Comprehensive Income	5,049,502	5,642,927
Comprehensive Income Attributable to Non-Controlling Interest	(114,728)	(148,047)
Comprehensive Income Attributable to Agree Realty Corporation	$4,934,774	$5,494,880

Weighted Average Number of Common Shares Outstanding - Basic	14,698,479	12,641,730

Weighted Average Number of Common Shares Outstanding - Dilutive	14,745,489	12,693,361

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional		Accumulated Other Comprehensive	Non-Controlling
	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Interest
Balance, December 31, 2013	14,883,314	$1,488	$312,974,162	$(23,879,151)	$471,717	$2,647,341

Issuance of common stock, net of issuance costs	-	-	(14,537)	-	-	-

Issuance of restricted stock under the Equity Incentive Plan	81,864	8	-	-	-	-

Forfeiture of restricted stock	(782)	-	-	-	-	-

Vesting of restricted stock	-	-	527,712	-	-	-

Dividends and distributions declared for the period January 1, 2014 to March 31, 2014	-	-	-	(6,434,690)	-	(149,476)

Other comprehensive loss - change in fair value of interest rate swaps	-	-	-	-	(449,583)	(10,443)

Net income for the period January 1, 2014 to March 31, 2014	-	-	-	5,384,357	-	125,171

Balance, March 31, 2014	14,964,396	$1,496	$313,487,337	$(24,929,484)	$22,134	$2,612,593

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cash Flows from Operating Activities
Net income	$5,509,528	$5,392,258
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,967,037	1,611,451
Amortization	728,834	520,706
Stock-based compensation	527,712	470,110
Gain on sale of assets	(122,747)	(946,347)
(Increase) decrease in accounts receivable	(42,296)	441,789
(Increase) decrease in other assets	845,577	(194,408)
Decrease in accounts payable	(1,117,122)	(411,442)
Decrease in deferred revenue	(115,845)	(115,845)
Increase (decrease) in accrued interest	(10,841)	101,301
Decrease in tenant deposits	-	(2,500)
Net Cash Provided by Operating Activities	8,169,837	6,867,073
Cash Flows from Investing Activities
Acquisition of real estate investments	(21,959,330)	(14,948,140)
Development of real estate investments (including capitalized interest of $55,182 in 2014, $203,558 in 2013)	(4,074,307)	(2,019,942)
Net proceeds from sale of assets	4,974,387	5,462,280
Net Cash Used In Investing Activities	(21,059,250)	(11,505,802)
Cash Flows from Financing Activities
Proceeds from common stock offering	(14,529)	44,810,620
Note payable borrowings	16,376,102	17,242,796
Note payable repayments	(9,887,829)	(51,772,801)
Payments of mortgages payable	(906,234)	(850,027)
Dividends paid	(6,102,159)	(4,574,418)
Limited partners' distributions paid	(142,523)	(139,047)
Repayments of payables for capital expenditures	(144,074)	(122,080)
Payments for financing costs	-	(27,311)
Net Cash Provided by (Used in) Financing Activities	(821,246)	4,567,732
Net Decrease in Cash and Cash Equivalents	(13,710,659)	(70,997)
Cash and Cash Equivalents, beginning of period	14,536,881	1,270,027
Cash and Cash Equivalents, end of period	$826,222	$1,199,030
Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$1,630,798	$1,146,919
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued under Stock Incentive Plan	$2,325,235	$2,257,195
Dividends and limited partners' distributions declared and unpaid	$6,584,166	$5,571,680
Real estate investments financed with accounts payable	$-	$85,874

See accompanying notes to consolidated financial statements.

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Agree Realty Corporation (the “Company”) for the three months ended March 31, 2014 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other interim period. The results of operations of properties that have either been disposed of or are classified as held for sale are reported as discontinued operations. As a result of these discontinued operations, certain of the 2013 balances have been reclassified to conform to the 2014 presentation. In addition, certain fully amortized deferred expenses were written off during the period. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

2.	Stock Based Compensation

The Company estimates the fair value of restricted stock and stock option grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of March 31, 2014, there was $6,077,000 of unrecognized compensation costs related to the outstanding shares of restricted stock, which is expected to be recognized over a weighted average period of 3.55 years. The Company used a 0% discount factor and forfeiture rate for determining the fair value of restricted stock. The forfeiture rate was based on historical results and trends.

The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted stock to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

Restricted stock activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1, 2014	249,082	$24.33
Restricted stock granted	81,864	28.68
Restricted stock vested	(75,420)	22.84
Restricted stock forfeited	(782)	28.65
Unvested restricted stock at March 31, 2014	254,744	$24.37

3.	Earnings Per Share

Earnings per share has been computed by dividing the net income attributable to Agree Realty Corporation by the weighted average number of common shares outstanding.

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended March 31,
	2014	2013
Weighted average number of common shares outstanding	14,953,223	12,903,030
Unvested restricted stock	254,744	261,300

Weighted average number of common shares outstanding used in basic earnings per share	14,698,479	12,641,730

Weighted average number of common shares outstanding used in basic earnings per share	14,698,479	12,641,730
Effect of dilutive securities:
Restricted stock	47,011	51,631

Weighted average number of common shares outstanding used in diluted earnings per share	14,745,489	12,693,361

4.	Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" which updates ASC 205 "Presentation of Financial Statements" and ASC 360 "Property, Plant and Equipment". The amendments in this update change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. For public entities, ASU 2014-08 is effective prospectively for fiscal years beginning after December 15, 2015; however, early adoption is permitted, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. We have elected to early adopt this updated standard effective in the first quarter of 2014 and have applied the provisions prospectively.

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

On April 24, 2012, the Company entered into a forward starting interest rate swap agreement, for a notional amount of $22,268,358, effective on July 1, 2013 and ending on May 1, 2019. The notional amount decreases over the term to match the outstanding balance of the hedged borrowing. The Company entered into this derivative instrument to hedge against the risk of changes in future cash flows related to changes in interest rates on $22,268,358 of the total variable rate borrowings outstanding. Under the terms of the interest rate swap agreement, the Company will receive from the counterparty interest on the notional amount based on one-month LIBOR and will pay to the counterparty a fixed rate of 1.92%. This swap effectively converted $22,268,358 of variable-rate borrowings to fixed-rate borrowings beginning on July 1, 2013 and through May 1, 2019.

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

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) (“OCI”) for the three months ended March 31, 2014 to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense. For the three months ended March 31, 2014, the Company has determined these derivative instruments to be effective hedges.

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of March 31, 2014.

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

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

The table below sets forth the Company’s fair value hierarchy for assets and liabilities measured or disclosed at fair value as of March 31, 2014.

Asset:	Level 1	Level 2	Level 3	Carrying Value
Interest rate swaps	$-	$451,111	$-	$451,111

Liability:	Level 1	Level 2	Level 3	Carrying Value
Interest rate swaps	$-	$436,599	$-	$436,599
Mortgage notes payable	$-	$-	$109,344,757	$112,991,525
Unsecured revolving credit facility	$-	$15,988,273	$-	$15,988,273
Unsecured term loan	$-	$33,383,945	$-	$35,000,000

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

Agree Limited Partnership (the “Operating Partnership”) has in place an $85,000,000 unsecured revolving credit facility (“Credit Facility”), which is guaranteed by the Company. Subject to customary conditions, at the Company’s option, total commitments under the Credit Facility may be increased up to an aggregate of $135,000,000. The Company intends to use borrowings under the Credit Facility for general corporate purposes, including working capital, development and acquisition activities, capital expenditures, repayment of indebtedness or other corporate activities. The Credit Facility matures on October 26, 2015, and may be extended, at the Company’s election, for two one-year terms to October 2017, subject to certain conditions. Borrowings under the Credit Facility bear interest at LIBOR plus a spread of 150 to 215 basis points, or the base rate, depending on the Company’s leverage ratio. As of March 31, 2014, $15,988,273 was outstanding under the Credit Facility bearing a weighted average interest rate of 1.94%, and $69,011,727 was available for borrowing (subject to customary conditions to borrowing).

The Operating Partnership has in place a $35,000,000 seven year unsecured term loan (“Unsecured Term Loan”), which is guaranteed by the Company. The Unsecured Term Loan includes an accordion feature providing the opportunity to borrow up to an additional $35,000,000 under the same loan agreement, subject to customary conditions. The Unsecured Term Loan matures on September 29, 2020. Borrowings under the Unsecured Term Loan bear interest at LIBOR plus a spread of 165 to 225 basis points depending on the Company’s leverage ratio. In conjunction with the closing of the loan, the Company entered into a seven year interest rate swap agreement resulting in a fixed interest rate of 3.85%, based on the current spread. The Company used the proceeds from the Unsecured Term Loan to pay down amounts outstanding under the Credit Facility.

The Credit Facility and Unsecured Term Loan contain customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties, and permitted investments. The Company was in compliance with the covenant terms at March 31, 2014.

Mortgages payable consisted of the following:

	March 31, 2014	December 31, 2013

Note payable in monthly installments of interest only at LIBOR plus 160 basis points, swapped to a fixed rate of 2.49% with balloon payment due April 4, 2018; collateralized by related real estate and tenants' leases	25,000,000	25,000,000

Note payable in monthly installments of interest only at 3.60% per annum, with balloon payment due January 1, 2023; collateralized by related real estate and tenants' leases	23,640,000	23,640,000

Note payable in monthly principal installments of $50,120 plus interest at 170 basis points over LIBOR, swapped to a fixed rate of 3.62% as of March 31, 2014. A final balloon payment in the amount of $19,744,758 is due on May 14, 2017 unless extended for a two year period at the option of the Company, subject to certain conditions, collateralized by related real estate and tenants’ leases	21,867,398	22,017,758

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	8,844,518	9,149,944

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	9,432,084	9,557,942

Note payable in monthly installments of $60,097 including interest at 5.08% per annum, with a final balloon payment in the amount of $9,167,573 due June 2014; collateralized by related real estate and tenants’ leases	9,208,663	9,271,561

Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with the final monthly payment due February 2017; collateralized by related real estate and tenants’ leases	3,161,692	3,405,384

Note payable in monthy interest-only installments of $48,467 at 6.56% annum, with a balloon payment in the amount of $8,580,000 due June 11, 2016; collateralized by related real estate and tenants’ leases	8,580,000	8,580,000

Note payable in monthly installments of $23,004 including interest at 6.24% per annum, with the final balloon payment of $2,766,628 due February 2020; collateralized by related real estate and tenant lease	3,257,170	3,275,170
Total	$112,991,525	$113,897,759

The above mortgages payable are collateralized by related real estate with an aggregate net book value of $147,178,900.

The weighted average interest rate for the mortgage notes payable at March 31, 2014 was 4.35%.

The following table presents scheduled principal payments on mortgages and notes payable as of March 31, 2014:

Year Ending March 31,

2015	$12,724,355
2016 (1)	19,740,285
2017	12,485,823
2018 (2)	22,150,568
2019	27,444,292
Thereafter	69,434,475
Total debt	$163,979,798

(1)	Scheduled maturities in 2016 include the $15,988,273 outstanding balance under the Credit Facility as of March 31, 2014. The Credit Facility matures on October 26, 2015, and may be extended at the Company’s election, for two one-year terms to October 2017, subject to certain conditions.
(2)	Scheduled maturities in 2018 include $19,744,758 which represents the ending balance of a note payable due in 2017. The note matures May 14, 2017 and may be extended, at the Company’s election, for a two-year term to May 2019, subject to certain conditions.

8.	Dividends and Distributions Payable

On March 4, 2014, the Company declared a dividend of $0.43 per common share for the quarter ended March 31, 2014. The holders of limited partnership interest in the Operating Partnership (“OP Units”) were entitled to an equal distribution per OP Unit held as of March 31, 2014. The dividend and distributions payable are recorded as liabilities in the Company’s consolidated balance sheet as of March 31, 2014. The dividend has been reflected as a reduction of stockholders’ equity and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. The amounts were paid on April 8, 2014.

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

The remaining deferred revenue of approximately $1,352,000 will be recognized as minimum rents over approximately 2.9 years.

10.	Discontinued Operations

The Company has adopted the provisions at ASU 2014-08 beginning with the period ended March 31, 2014, and have adopted the provisions prospectively. The following information provides a summary of selected operating results during the three months ended March 31, 2014 and 2013 for those properties classified as discontinued operations prior to the adoption of ASU 2014-08.

During 2014, the Company sold one non-core property; a Kmart anchored shopping center in Ironwood, Michigan for approximately $5,000,000.

During 2013, the Company sold one single tenant property in Ypsilanti, Michigan for approximately $5,600,000.

The results of operations for these properties are presented as discontinued operations in the Company’s consolidated statements of income and comprehensive income. The revenues for the Ironwood property were $42,561 for the three months ended March 31, 2014, and the revenues for both properties were $328,852 for the three months ended March 31, 2013. The expenses for the Ironwood property were $27,988 for the three months ended March 31, 2014, and the expenses for both properties were $140,499 for the three months ended March 31, 2013.

The Company elected to not allocate consolidated interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations. There was no interest expense that was directly attributable to the discontinued operations for the three months ended March 31, 2014 and 2013.

The income from discontinued operations allocable to non-controlling interest was $3,120 for the three months ended March 31, 2014, and $29,772 for the three months ended March 31, 2013.

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

During the three months ended March 31, 2014, the Company purchased nine retail assets for approximately $22,000,000 with a weighted average capitalization rate of 8.4% to obtain 100% control of the assets. The weighted average capitalization rate for these net leased properties was calculated by dividing the annual property net operating income by the purchase price. Property net operating income is defined as the straight-line rent for the base term of the lease less property level expense (if any) that is not recoverable from the tenant. The cost of the aggregate acquisitions was allocated as follows: $5,300,000 to land, $14,700,000 to buildings and improvements and $2,000,000 to lease intangible costs. The acquisitions were cash purchases and there were no contingent considerations associated with these acquisitions.

Total revenues of $246,000 and income from continuing operations of $59,000 are included in the consolidated statements of income and comprehensive income, for the three months ended March 31, 2014, for the aggregate 2014 acquisitions.

The following pro forma total revenue and income from continuing operations for the 2014 acquisitions in aggregate assumes the acquisitions had taken place on January 1, 2014 for the 2014 pro forma information, and on January 1, 2013 for the 2013 pro forma information (in thousands):

Supplemental pro forma for the three months ended March 31, 2014 (1)
Total revenue	$12,742
Income from continuing operations	$5,408

Supplemental pro forma for the three months ended March 31, 2013 (1)
Total revenue	$10,298
Income from continuing operations	$4,312

(1)	This unaudited pro forma supplemental information does not purport to be indicative of what the Company operating results would have been had the acquisitions occurred on January 1, 2014 or January 1, 2013 and may not be indicative of future operating results. Various acquisitions were of newly leased or constructed assets and may not have been in service for the full periods shown.

The fair values of intangible assets acquired are amortized to depreciation and amortization on the consolidated statements of income and comprehensive income over 18.6 years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and described our future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project,” or similar expressions. Forward-looking statements in this report include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated expenditures of capital, and other matters. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations, include but are not limited to: the global and national economic conditions and changes in general economic, financial and real estate market conditions; changes in our business strategy; risks that our acquisition and development projects will fail to perform as expected; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; our ability to re-lease space as leases expire; loss or bankruptcy of one or more of our major retail tenants; a failure of our properties to generate additional income to offset increases in operating expenses; our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes and the limitations imposed on our business by our status as a REIT; and other factors discussed in Item 1A. “Risk Factors” and elsewhere in this report and in subsequent filings with the Securities and Exchange Commission (“SEC”) including our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We caution you that any such statements are based on currently available operational, financial and competitive information, and that you should not place undue reliance on these forward-looking statements, which reflect our management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward–looking statements to reflect events or circumstances as they occur.

Overview

Agree Realty Corporation is a fully-integrated, self-administered and self-managed REIT. In this report, the terms “Company,” “we,” “our” and “us” and similar terms refer to Agree Realty Corporation and/or its majority owned operating partnership, Agree Limited Partnership (“Operating Partnership”) and/or its majority owned and controlled subsidiaries, including its qualified taxable REIT subsidiaries (“TRS”), as the context may require. Our assets are held by and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 97.73% and 97.72% interest as of March 31, 2014 and December 31, 2013, respectively. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership. We are operating so as to qualify as a REIT for federal income tax purposes.

We are primarily engaged in the acquisition and development of net leased properties leased to industry leading retail tenants. We were incorporated in December 1993 to continue and expand the business founded in 1971 by our current Executive Chairman of the Board of Directors, Richard Agree.

As of March 31, 2014, our portfolio consisted of 139 properties, located in 34 states containing an aggregate of approximately 3.8 million square feet of gross leasable area (“GLA”). As of March 31, 2014, our portfolio included 131 freestanding net leased properties and eight community shopping centers that were 97% leased in aggregate with a weighted average lease term of approximately 11 years remaining. Substantially all of our net lease property tenants and the majority of our community shopping center tenants have net leases, which require the tenant to be responsible for property operating expenses, including property taxes, insurance and maintenance. We believe this strategy provides a generally consistent source of income and cash for distributions.

As of March 31, 2014, approximately 88% of our annualized base rent was derived from national tenants. The following table sets forth annualized base rent as of March 31, 2014 for our top ten tenants:

Tenant	Annualized Base Rent	Percent of Total Base Rent
Walgreens	$12,362,304	26.4%
CVS	2,463,490	5.3%
Kmart	2,386,344	5.1%
Wawa	2,250,182	4.8%
Wal-Mart	2,093,931	4.5%
Rite Aid	1,962,135	4.2%
Lowe's	1,846,476	3.9%
LA Fitness	1,692,841	3.6%
Kohl's	1,179,650	2.5%
Dick's Sporting Goods	1,087,982	2.3%
Total	$29,325,335	62.6%

We expect to continue to grow our asset base through the development and acquisition of net leased retail properties that are leased on a long-term basis to industry leading retail tenants. Since our initial public offering in 1994, we have developed 60 of our 139 properties, including 52 of our 131 freestanding net leased properties and all eight of our community shopping centers. We expect to continue to expand our existing tenant relationships and diversify our tenant base through the development and acquisition of net leased properties.

We acquired nine net leased properties for approximately $22,000,000 during the quarter ended March 31, 2014. These assets are located in eight states and are leased to twelve different tenants across eight retail sectors.

In March 2014, we closed on the acquisition of a parcel of land in East Palatka, Florida for the development of a McDonald’s restaurant. The project is pre-leased under a long-term ground lease and is expected to be completed during the third quarter of 2014. We have delivered a Wawa development in St. Petersburg, Florida with rent commencement in the second quarter of 2014. In addition, our second Joint Venture Capital Solutions project in New Lenox, Illinois is under construction on a 4.5 acre parcel of land for the development of a 62,450 square foot project in New Lenox, Illinois. TJ Maxx, Ross Dress for Less and Petco have executed 10 year net leases. The total project cost is estimated at approximately $8 million. The project is expected to be completed in late 2014. At March 31, 2014, our construction in progress balance totaled approximately $9,200,000.

The following should be read in conjunction with the Interim Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" which updates ASC 205 "Presentation of Financial Statements" and ASC 360 "Property, Plant and Equipment". The amendments in this update change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. For public entities, ASU 2014-08 is effective prospectively for fiscal years beginning after December 15, 2015; however, early adoption is permitted, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. We have elected to early adopt this updated standard effective in the first quarter of 2014 and have applied the provisions prospectively.

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

We evaluate real estate for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value and such excess carrying value will be charged to income.  The expected cash flows of a project are dependent on estimates and other factors subject to change, including (1) changes in the national, regional, and/or local economic climates, (2) competition from other shopping centers, stores, clubs, mailings, and the internet, (3) increases in operating costs, (4) bankruptcy and/or other changes in the condition of third parties, including tenants, (5) expected holding period, and (6) availability of credit. These factors could cause our expected future cash flows from a project to change, and, as a result, an impairment could be considered to have occurred.

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

We have established TRS entities pursuant to the provisions of the Internal Revenue Code. Our TRS entities are able to engage in activities resulting in income that would be nonqualifying income for a REIT. As a result, certain activities of our Company which occur within our TRS entities are subject to federal and state income taxes. As of March 31, 2014 and December 31, 2013, we had accrued a deferred income tax amount of $705,000. In addition, we have recognized income tax expense of $5,130 and $-0- for the three months ended March 31, 2014 and 2013, respectively.

Results of Operations

Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013

Minimum rental revenue increased $2,204,000, or 24%, to $11,577,000 in 2014, compared to $9,373,000 in 2013. Rental revenue increased $1,554,000 due to the acquisition of net leased properties and increased $695,000 due to the completed development of properties, offset by other of $45,000.

Operating cost reimbursements increased $487,000, or 91%, to $1,023,000 in 2014, compared to $536,000 in 2013. Operating cost reimbursements increased due to the change in real estate taxes and property operating expenses explained below.

Other income was $29,000 in 2014 due to non-recurring fee income.

Real estate taxes increased $274,000, or 65%, to $697,000 in 2014, compared to $423,000 in 2013. Real estate taxes increased $233,000 due to the acquisition of net leased properties for which expenses we will pay and will be reimbursed and increased $41,000 due to other adjustments.

Property operating expenses increased $173,000, or 53%, to $499,000 in 2014, compared to $326,000 in 2013. The increase was the result of an increase in snow removal costs of $102,000, shopping center maintenance costs of $30,000, an increase in utilities of $11,000, and an increase in insurance of $30,000.

Land lease payments were $107,000 in 2014 and 2013.

General and administrative expenses increased by $106,000, or 7%, to $1,592,000 in 2014, compared to $1,486,000 in 2013. The increase in general and administrative expenses was the result of increased employee costs of $135,000, a decrease in professional expenses of $43,000, and an increase in other expenses of $14,000. General and administrative expenses as a percentage of total rental income (minimum and percentage rents) decreased from 15.4% for 2013 to 13.8% for 2014.

Depreciation and amortization increased $626,000, or 33%, to $2,514,000 in 2014, compared to $1,888,000 in 2013. The increase was the result of the acquisition of properties in 2014 and 2013 and the completion of development projects in 2013.

We recognized a gain of $123,000 on the sale of the Ironwood Commons shopping center located in Ironwood, Michigan in 2014. We recognized a gain of $946,000 on the sale of a Walgreens in Ypsilanti, Michigan in 2013.

Interest expense increased $354,000, or 25%, to $1,794,000 in 2014, compared to $1,440,000, in 2013. The increase in interest expense was a result of the higher level of borrowings due to the acquisition of properties.

Income from discontinued operations was $15,000 in 2014 compared to $188,000 in 2013, as a result of the sale of one property during 2014 and one property in 2013.

Our net income increased $118,000, or 2%, to $5,510,000 in 2014 from $5,392,000 in 2013 as a result of the foregoing factors.

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

We sold one non-core shopping center property during 2014 for net proceeds of approximately $4,974,000. We will continue to evaluate our portfolio to identify opportunities to further diversify our holdings and improve asset quality while executing on our operating strategy.

Our cash flows from operations increased $1,303,000 to $8,170,000 for the three months ended March 31, 2014, compared to $6,867,000 for the three months ended March 31, 2013. Cash used in investing activities increased by $9,553,000 to ($21,059,000) in 2014, compared to ($11,506,000) in 2013 due to the acquisition of additional net leased assets. Cash used by financing activities increased ($5,389,000) to ($821,000) in 2014, compared to a source of $4,568,000 in 2013.

We intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to total market capitalization (common equity, on a fully diluted basis, plus total indebtedness) of 65% or less. Nevertheless, we may operate with debt levels which are in excess of 65% of total market capitalization for extended periods of time. At March 31, 2014, our ratio of indebtedness to total market capitalization was approximately 26%.

Dividends

During the quarter ended March 31, 2014, we declared a quarterly dividend of $0.43 per share. We paid the dividend on April 8, 2014 to holders of record on March 31, 2014.

Debt

The Operating Partnership has in place an $85 million unsecured revolving Credit Facility, which is guaranteed by our Company. Subject to customary conditions, at our option, total commitments under the Credit Facility may be increased up to an aggregate of $135 million. We intend to use borrowings under the Credit Facility for general corporate purposes, including working capital, development and acquisition activities, capital expenditures, repayment of indebtedness or other corporate activities. The Credit Facility matures on October 26, 2015, and may be extended, at our election, for two one-year terms to October 2017, subject to certain conditions. Borrowings under the Credit Facility bear interest at LIBOR plus a spread of 150 to 215 basis points, or the base rate, depending on our leverage ratio. As of March 31, 2014, we had $15,988,273 in principal amount outstanding under the Credit Facility bearing a weighted average interest rate of 1.94%, and $69,011,727 was available for borrowing (subject to customary conditions to borrowing).

The Operating Partnership has in place a $35,000,000 seven year unsecured term loan (“Unsecured Term Loan”), which is guaranteed by our Company. The Unsecured Term Loan includes an accordion feature providing the opportunity to borrow up to an additional $35,000,000 under the same loan agreement, subject to customary conditions. The Unsecured Term Loan matures on September 29, 2020. Borrowings under the Unsecured Term Loan bear interest at LIBOR plus a spread of 165 to 225 basis points depending on our leverage ratio. In conjunction with the closing of the loan, we entered into a seven year interest rate swap agreement resulting in a fixed interest rate of 3.85%, based on the current spread. We used the proceeds from the Unsecured Term Loan to pay down amounts outstanding under the Credit Facility.

The Credit Facility and Unsecured Term Loan contain customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties and permitted investments. We were in compliance with the covenant terms at March 31, 2014.

As of March 31, 2014, we had total mortgage indebtedness of $112,991,525. Including our mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on our mortgage debt is 4.35%.

The mortgage loans encumbering our properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At March 31, 2014, the mortgage debt of $21,867,398 is recourse debt and is secured by a limited guaranty of payment and performance by us for approximately 50% of the loan amount. We have entered into mortgage loans which are secured by multiple properties and contain cross-default and cross-collateralization provisions. Cross-collateralization provisions allow a lender to foreclose on multiple properties in the event that we default under the loan. Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan.

Capitalization

As of March 31, 2014, our total market capitalization was approximately $630 million. Market capitalization consisted of $164 million of total indebtedness (including construction or acquisition financing, property related mortgages, the Credit Facility, and the Unsecured Term Loan), and $466 million of shares of common equity, including common stock and operating partnership units in the Operating Partnership (“OP units”) (based on the closing price on the New York Stock Exchange of $30.41 per share on March 31, 2014). Our ratio of indebtedness to total market capitalization was approximately 26% at March 31, 2014.

At March 31, 2014, the non-controlling interest in the Operating Partnership represented a 2.27% ownership in the Operating Partnership. The OP units may, under certain circumstances, be exchanged for our shares of common stock on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option to settle exchanged OP units held by others for cash based on the current trading price of our shares. Assuming the exchange of all OP units, there would have been 15,312,015 shares of common stock outstanding at March 31, 2014, with a market value of approximately $466 million.

Contractual Obligations

The following table outlines our contractual obligations, as of March 31, 2014, for the periods presented below (in thousands).

	Total	April 1, 2014 - March 31, 2015	April 1, 2015 - March 31, 2017	April 1, 2017 - March 31, 2019	Thereafter
Mortgage notes payable	$112,992	$12,724	$16,238	$49,595	$34,435
Unsecured revolving credit facility	15,988	-	15,988	-	-
Unsecured term loan	35,000				35,000
Land lease obligation	10,247	416	832	831	8,168
Estimated interest payments on notes payable	31,255	6,152	10,526	7,096	7,481
Total	$205,482	$19,292	$43,584	$57,522	$85,084

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

The following tables provide a reconciliation of FFO and AFFO to net income for the three months ended March 31, 2014 and 2013:

	Three Months Ended
Reconciliation of Funds from Operations to Net Income	March 31, 2014	March 31, 2013
Net income	$5,509,528	$5,392,258
Depreciation of real estate assets	1,952,324	1,595,162
Amortization of leasing costs	29,622	27,630
Amortization of leasing intangibles	516,929	314,570
(Gain) Loss on sale of assets	(122,747)	(946,347)
Funds from Operations	$7,885,656	$6,383,273
Funds from Operations Per Share - Dilutive	$0.52	$0.49

Weighted average shares and OP units outstanding
Basic	15,046,098	12,989,349
Diluted	15,093,109	13,040,980

	Three Months Ended
Reconciliation of Adjusted Funds from Operations to Net Income	March 31, 2014	March 31, 2013
Net income	$5,509,528	$5,392,258
Cumulative adjustments to calculate FFO	2,376,128	991,015
Funds from Operations	$7,885,656	$6,383,273
Straight-line accrued rent	(287,412)	(403,297)
Deferred revenue recognition	(115,845)	(115,845)
Stock based compensation expense	527,712	470,110
Amortization of financing costs	90,860	78,042
Capitalized building improvements	-	-
Adjusted Funds from Operations	$8,100,971	$6,412,283

Additional supplemental disclosure
Scheduled principal repayments	$906,234	$850,026
Capitalized interest	55,182	203,558

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	Year ended March 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Mortgage Notes Payable	$12,724	$3,752	$12,486	$22,151	$27,444	$34,435	$112,992
Average interest rate	5.37%	6.13%	6.42%	3.92%	2.87%	4.46%	-
Unsecured Revolving Credit Facility	-	$15,988	-	-	-	-	$15,988
Average interest rate	-	2.37%	-	-	-	-	-
Unsecured Term Loan	-	-	-	-	-	$35,000	$35,000
Average interest rate	-	-	-	-	-	3.85%	-

The fair value (in thousands) is estimated at $109,345 and $33,384 for mortgage notes payable and unsecured term loan, respectively, as of March 31, 2014.

The table above incorporates those exposures that exist as of March 31, 2014; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In April 2012, we entered into a forward starting interest rate swap agreement, to hedge interest rates on $22,300,000 in variable-rate borrowings. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on one-month LIBOR and will pay to the counterparty a fixed rate of 1.92%. This swap effectively converted $22,300,000 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of March 31, 2014, this interest rate swap was $24,500,000 valued at a liability of $282,395.

On December 4, 2012, we entered into interest rate swap agreements for a notional amount of $25,000,000, effective December 6, 2012 and ending on April 4, 2018. We entered into these derivative instruments to hedge against changes in future cash flows related to changes in interest rates on $25,000,000 of variable rate borrowings outstanding. Under the terms of the interest rate swap agreements we will receive from the counterparty interest on the notional amount based on one-month LIBOR and will pay to the counterparty a fixed rate of .885%. This swap effectively converted $25,000,000 of variable-rate borrowings to fixed-rate borrowings beginning on December 6, 2012 and through April 4, 2018. As of March 31, 2014, this interest rate swap was valued at an asset of $451,111.

On September 30, 2013, we entered into an interest rate swap agreement for a notional amount of $35,000,000, effective October 3, 2013 and ending on September 29, 2020. We entered into this derivative instrument to hedge against changes in future cash flows related to changes in interest rates on $35,000,000 of variable rate borrowings outstanding. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on one-month LIBOR and will pay to the counterparty a fixed rate of 2.197%. This swap effectively converted $35,000,000 of variable-rate borrowings to fixed-rate borrowings beginning on October 3, 2013 and through September 29, 2020. As of March 31, 2014, this interest rate swap was valued at a liability of $154,204.

We do not use derivative instruments for trading or other speculative purposes.

As of March 31, 2014, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates (excluding the amounts outstanding under the loans that have been hedged to fixed rates) would result in an annual increase in interest expense of approximately $160,000.

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

Item 1A.	Risk Factors

There have been no material changes from our risk factors set forth under Item 1A of Part 1 of our most recently filed Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine safety disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Brian R. Dickman, Chief Financial Officer

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Brian R. Dickman, Chief Financial Officer

*101	The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Agree Realty Corporation

/s/ JOEL N. AGREE
Joel N. Agree
President and Chief Executive Officer

/s/ BRIAN R. DICKMAN
Brian R. Dickman
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Date: May 2, 2014

