Form 10-Q
period 2014-06-30
AGREE REALTY CORP
filed 2014-08-01
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014, or

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

As of July 28, 2014, the Registrant had 14,960,218 shares of common stock, $0.0001 par value, outstanding.

AGREE REALTY CORPORATION

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Real Estate Investments
Land	$171,375,249	$162,096,646
Buildings	321,987,875	297,464,585
Less accumulated depreciation	(64,376,980)	(60,633,824)
	428,986,144	398,927,407
Property under development	11,881,315	6,959,174
Property held for sale	-	4,845,504
Net Real Estate Investments	440,867,459	410,732,085

Cash and Cash Equivalents	1,622,914	14,536,881

Accounts Receivable - Tenants, net of allowance of $35,000 for possible losses at June 30, 2014 and December 31, 2013	3,793,690	3,262,768

Unamortized Deferred Expenses

Financing costs, net of accumulated amortization of $2,103,690 and $7,009,538 at June 30, 2014 and December 31, 2013, respectively	2,162,205	2,526,768

Leasing costs, net of accumulated amortization of $492,459 and $1,425,186 at June 30, 2014 and December 31, 2013, respectively	702,089	758,037

Lease intangibles, net of accumulated amortization of $4,280,110 and $3,228,506 at June 30, 2014 and December 31, 2013, respectively	29,459,224	27,705,499

Other Assets	2,550,939	3,219,505

Total Assets	$481,158,520	$462,741,543

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013
LIABILITIES

Notes Payable:
Mortgage Notes Payable	$102,929,022	$113,897,759
Unsecured Revolving Credit Facility	43,364,000	9,500,000
Unsecured Term Loan	35,000,000	35,000,000
Total Notes Payable	181,293,022	158,397,759
Dividends and Distributions Payable	6,583,195	6,243,933
Deferred Revenue	1,235,713	1,467,403
Accrued Interest Payable	432,685	470,862
Accounts Payable and Accrued Expense
Capital expenditures	105,275	144,074
Operating	2,659,223	2,851,612
Interest Rate Swap	1,112,068	204,696
Deferred Income Taxes	705,000	705,000
Tenant Deposits	39,980	40,647
Total Liabilities	194,166,161	170,525,986
STOCKHOLDERS' EQUITY
Common stock, $.0001 par value per share, 28,000,000 shares authorized, 14,960,218 and 14,883,314 shares issued and outstanding, respectively	1,496	1,488
Excess stock, $.0001 par value per share, 8,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized
Series A junior participating preferred stock, $.0001 par value per share, 200,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in-capital	314,002,337	312,974,162
Deficit	(28,708,150)	(23,879,151)
Accumulated other comprehensive (loss) income	(808,783)	471,717
Total Stockholders' Equity - Agree Realty Corporation	284,486,900	289,568,216
Non-controlling interest	2,505,459	2,647,341
Total Stockholders' Equity	286,992,359	292,215,557
Total Liabilities and Stockholders' Equity	$481,158,520	$462,741,543

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues
Minimum rents	$11,790,632	$10,021,621	$23,313,690	$19,394,344
Percentage rents	142,181	-	142,181	19,359
Operating cost reimbursement	946,608	579,533	1,969,581	1,115,597
Other income	24,334	-	53,376	-
Total Revenues	12,903,755	10,601,154	25,478,828	20,529,300
Operating Expenses
Real estate taxes	739,743	507,676	1,436,975	930,586
Property operating expenses	458,294	264,310	956,820	590,624
Land lease payments	107,275	106,975	214,550	213,950
General and administrative	1,616,906	1,593,890	3,208,688	3,080,257
Depreciation and amortization	2,591,157	2,227,234	5,104,746	4,115,065
Impairment charge	2,800,000	-	2,800,000	-
Total Operating Expenses	8,313,375	4,700,085	13,721,779	8,930,482
Income from Operations	4,590,380	5,901,069	11,757,049	11,598,818
Other Income (Expense)
Interest expense, net	(1,874,510)	(1,525,012)	(3,668,972)	(2,965,205)
Income From Continuing Operations	2,715,870	4,376,057	8,088,077	8,633,613
Discontinued Operations
Gain on sale of assets from discontinued operations	-	-	122,747	946,347
Income from discontinued operations	-	153,440	14,573	341,795
Total Discontinued Operations	-	153,440	137,320	1,288,142
Net Income	2,715,870	4,529,497	8,225,397	9,921,755
Less Net Income Attributable to
Non-Controlling Interest	61,642	116,871	186,812	258,350
Net Income Attributable to
Agree Realty Corporation	$2,654,228	$4,412,626	$8,038,585	$9,663,405
Basic Earnings Per Share
Continuing operations	$0.18	$0.33	$0.54	$0.65
Discontinued operations	-	0.01	0.01	0.10
	$0.18	$0.34	$0.55	$0.75
Diluted Earnings Per Share
Continuing operations	$0.18	$0.33	$0.53	$0.65
Discontinued operations	-	0.01	0.01	0.10
	$0.18	$0.34	$0.54	$0.75
Other Comprehensive Income
Net income	$2,715,870	$4,529,497	$8,225,397	$9,921,755
Other Comprehensive Income (Loss)	(850,216)	1,311,525	(1,310,242)	1,562,194
Total Comprehensive Income	1,865,654	5,841,022	6,915,155	11,483,949
Comprehensive Income Attributable
to Non-Controlling Interest	(42,342)	(150,446)	(157,069)	(298,493)
Comprehensive Income Attributable to
Agree Realty Corporation	$1,823,312	$5,690,576	$6,758,086	$11,185,456

Weighted Average Number of Common Shares Outstanding - Basic	14,714,357	12,985,353	14,709,509	12,817,668

Weighted Average Number of Common Shares Outstanding - Dilutive	14,775,596	13,065,542	14,769,199	12,889,344

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest
Balance, December 31, 2013	14,883,314	$1,488	$312,974,162	$(23,879,151)	$471,717	$2,647,341
Issuance of common stock, net of issuance costs	-	-	(14,537)	-	-	-
Issuance of restricted stock under the Equity Incentive Plan	81,864	8	-	-	-	-

Forfeiture of restricted stock	(4,960)	-	-	-	-	-
Vesting of restricted stock	-	-	1,042,712	-	-	-
Dividends and distributions declared for the period January 1, 2014 to June 30, 2014	-	-	-	(12,867,584)	-	(298,952)
Other comprehensive loss - change in fair value of interest rate swaps	-	-	-	-	(1,280,500)	(29,742)
Net income for the period January 1, 2014 to June 30, 2014	-	-	-	8,038,585	-	186,812
Balance, June 30, 2014	14,960,218	$1,496	$314,002,337	$(28,708,150)	$(808,783)	$2,505,459

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash Flows from Operating Activities
Net income	$8,225,397	$9,921,755
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,993,973	3,391,317
Amortization	1,475,340	1,210,406
Stock-based compensation	1,042,712	924,985
Impairment charge	2,800,000	-
Gain on sale of assets	(122,747)	(946,347)
(Increase) decrease in accounts receivable	(530,922)	373,582
(Increase) decrease in other assets	236,269	(210,326)
Decrease in accounts payable	(190,814)	(285,052)
Decrease in deferred revenue	(231,690)	(231,690)
Increase (decrease) in accrued interest	(38,177)	85,182
Decrease in tenant deposits	(667)	(7,750)
Net Cash Provided by Operating Activities	16,658,674	14,226,062
Cash Flows from Investing Activities
Acquisition of real estate investments	(35,105,026)	(43,057,811)
Development of real estate investments (including capitalized interest of $113,547 in 2014, and $328,336 in 2013)	(9,340,454)	(6,441,212)
Payments of leasing costs	(9,360)	-
Net proceeds from sale of assets	4,974,387	5,462,280
Net Cash Used In Investing Activities	(39,480,453)	(44,036,743)
Cash Flows from Financing Activities
Proceeds from common stock offering	(14,529)	44,802,340
Note payable borrowings	46,888,327	54,308,512
Note payable repayments	(13,024,327)	(57,198,587)
Payments of mortgages payable	(10,968,737)	(1,707,903)
Dividends paid	(12,536,849)	(10,003,574)
Limited partners' distributions paid	(291,999)	(281,571)
Repayments of payables for capital expenditures	(144,074)	(122,080)
Payments for financing costs	-	(31,282)
Net Cash Provided by Financing Activities	9,907,812	29,765,855
Net Decrease in Cash and Cash Equivalents	(12,913,967)	(44,826)
Cash and Cash Equivalents, beginning of period	14,536,881	1,270,027
Cash and Cash Equivalents, end of period	$1,622,914	$1,225,201
Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$3,395,409	$2,823,767
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued under Stock Incentive Plan	$2,325,235	$2,296,908
Dividends and limited partners' distributions declared and unpaid	$6,582,370	$5,569,859
Real estate investments financed with accounts payable	$105,275	$-

See accompanying notes to consolidated financial statements.

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Agree Realty Corporation (the “Company”) for the six months ended June 30, 2014 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other interim period. The results of operations of properties that have either been disposed of or are classified as held for sale are reported as discontinued operations. As a result of these discontinued operations, certain of the 2013 balances have been reclassified to conform to the 2014 presentation. In addition, certain fully amortized deferred expenses were written off during the period. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

2.	Stock Based Compensation

The Company estimates the fair value of restricted stock and stock option grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of June 30, 2014, there was $5,460,000 of unrecognized compensation costs related to the outstanding shares of restricted stock, which is expected to be recognized over a weighted average period of 3.4 years. The Company used a 0% discount factor and forfeiture rate for determining the fair value of restricted stock. The forfeiture rate was based on historical results and trends.

The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted stock to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

Restricted stock activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1, 2014	249,082	$24.33
Restricted stock granted	81,864	28.68
Restricted stock vested	(77,370)	22.86
Restricted stock forfeited	(4,960)	26.12
Unvested restricted stock at June 30, 2014	248,616	$26.18

3.	Earnings Per Share

Earnings per share has been computed by dividing the net income attributable to Agree Realty Corporation by the weighted average number of common shares outstanding.

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average number of common shares outstanding	14,962,973	13,240,263	14,958,125	13,072,578
Unvested restricted stock	248,616	254,910	248,616	254,910
Weighted average number of common shares outstanding used in basic earnings per share	14,714,357	12,985,353	14,709,509	12,817,668
Weighted average number of common shares outstanding used in basic earnings per share	14,714,357	12,985,353	14,709,509	12,817,668
Effect of dilutive securities:
Restricted stock	61,239	80,190	59,690	71,676
Weighted average number of common shares outstanding used in diluted earnings per share	14,775,596	13,065,543	14,769,199	12,889,344

4.	Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" which updates ASC 205 "Presentation of Financial Statements" and ASC 360 "Property, Plant and Equipment". The amendments in this update change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. For public entities, ASU 2014-08 is effective prospectively for fiscal years beginning after December 15, 2015; however, early adoption is permitted, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. We have elected to early adopt this updated standard effective in the first quarter of 2014. The adoption of this guidance will have an effect on the presentation of our consolidated financial statements. Beginning in 2014, activities related to individual sales of properties are generally no longer classified as discontinued operations except for the property classified as held for sale as of December 31, 2013.

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09 “Revenue from Contracts with Customers” as a new Topic, Accounting Standards Codification ("ASC") Topic 606. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on the consolidated financial statements nor decided upon the method of adoption.

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

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) (“OCI”) for the six months ended June 30, 2014 to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense. For the six months ended June 30, 2014, the Company has determined these derivative instruments to be effective hedges.

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of June 30, 2014.

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

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

The table below sets forth the Company’s fair value hierarchy for assets and liabilities measured or disclosed at fair value as of June 30, 2014.

Asset:	Level 1	Level 2	Level 3	Carrying Value
Interest rate swaps	$-	$276,364	$-	$276,364

Liability:	Level 1	Level 2	Level 3	Carrying Value
Interest rate swaps	$-	$1,112,068	$-	$1,112,068
Mortgage notes payable	$-	$-	$100,098,000	$102,929,022
Unsecured revolving credit facility	$-	$43,364,000	$-	$43,364,000
Unsecured term loan	$-	$-	$33,808,000	$35,000,000

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

At June 30, 2014, Agree Limited Partnership (the “Operating Partnership”) had in place an $85,000,000 unsecured revolving credit facility (“Credit Facility”), which was guaranteed by the Company. Subject to customary conditions, at the Company’s option, total commitments under the Credit Facility could have been increased up to an aggregate of $135,000,000. Borrowings under the Credit Facility were used for general corporate purposes, including working capital, development and acquisition activities, capital expenditures, repayment of indebtedness or other corporate activities. The Credit Facility was to mature on October 26, 2015, and could have been extended, at the Company’s election, for two one-year terms to October 2017, subject to certain conditions. Borrowings under the Credit Facility bore interest at LIBOR plus a spread of 150 to 215 basis points, or the base rate, depending on the Company’s leverage ratio. As of June 30, 2014, $43,364,000 was outstanding under the Credit Facility bearing a weighted average interest rate of 1.72%, and $41,636,000 was available for borrowing (subject to customary conditions to borrowing).

At June 30, 2014, the Operating Partnership had in place a $35,000,000 seven year unsecured term loan (“Unsecured Term Loan”), which is guaranteed by the Company. The Unsecured Term Loan includes an accordion feature providing the opportunity to borrow up to an additional $35,000,000 under the same loan agreement, subject to customary conditions. The Unsecured Term Loan matures on September 29, 2020. Borrowings under the Unsecured Term Loan bear interest at LIBOR plus a spread of 165 to 225 basis points depending on the Company’s leverage ratio. In conjunction with the closing of the loan, the Company entered into a seven year interest rate swap agreement resulting in a fixed interest rate of 3.85%, based on the current spread.

The Credit Facility and Unsecured Term Loan contained customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties, and permitted investments. The Company was in compliance with the covenant terms at June 30, 2014.

See Note 13 Subsequent Events regarding changes related to the above financing arrangements.

Mortgages payable consisted of the following:

	June 30, 2014	December 31, 2013

Note payable in monthly installments of interest only at LIBOR plus 160 basis points, swapped to a fixed rate of 2.49% with balloon payment due April 4, 2018; collateralized by related real estate and tenants' leases	25,000,000	25,000,000

Note payable in monthly installments of interest only at 3.60% per annum, with balloon payment due January 1, 2023; collateralized by related real estate and tenants' leases	23,640,000	23,640,000

Note payable in monthly principal installments of $53,160 plus interest at 170 basis points over LIBOR, swapped to a fixed rate of 3.62% as of March 31, 2014. A final balloon payment in the amount of $19,744,758 is due on May 14, 2017 unless extended for a two year period at the option of the Company, subject to certain conditions, collateralized by related real estate and tenants’ leases	21,717,038	22,017,758

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	8,533,793	9,149,944

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	9,304,242	9,557,942

Note payable in monthly installments of $60,097 including interest at 5.08% per annum, with a final balloon payment in the amount of $9,167,573 paid June 2014; collateralized by related real estate and tenants’ leases	-	9,271,561

Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with the final monthly payment due February 2017; collateralized by related real estate and tenants’ leases	2,913,939	3,405,384

Note payable in monthy interest-only installments of $48,467 at 6.56% annum, with a balloon payment in the amount of $8,580,000 due June 11, 2016; collateralized by related real estate and tenants’ leases	8,580,000	8,580,000

Note payable in monthly installments of $23,004 including interest at 6.24% per annum, with the final balloon payment of $2,766,628 due February 2020; collateralized by related real estate and tenant lease	3,240,010	3,275,170
Total	$102,929,022	$113,897,759

The above mortgages payable are collateralized by related real estate with an aggregate net book value of $138,635,000.

The weighted average interest rate for the mortgage notes payable at June 30, 2014 was 4.27%.

The following table presents scheduled principal payments on mortgages and notes payable as of June 30, 2014:

Year Ending June 30,

2015	$3,573,277
2016 (1)	55,757,468
2017 (2)	23,354,309
2018	2,324,754
2019	27,485,507
Thereafter	68,797,707
Total debt	$181,293,022

(1)	Scheduled maturities in 2016 include the $43,364,000 outstanding balance under the Credit Facility as of June 30, 2014. The Credit Facility matures on October 26, 2015, and may be extended at the Company’s election, for two one-year terms to October 2017, subject to certain conditions. See Note 13.
(2)	Scheduled maturities in 2017 include $19,744,758 which represents the ending balance of a note payable due in 2017. The note matures May 14, 2017 and may be extended, at the Company’s election, for a two-year term to May 2019, subject to certain conditions.

8.	Dividends and Distributions Payable

On May 5, 2014, the Company declared a dividend of $0.43 per common share for the quarter ended June 30, 2014. The holders of limited partnership interest in the Operating Partnership (“OP Units”) were entitled to an equal distribution per OP Unit held as of June 30, 2014. The dividend and distributions payable are recorded as liabilities in the Company’s consolidated balance sheet as of June 30, 2014. The dividend has been reflected as a reduction of stockholders’ equity and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. The amounts were paid on July 8, 2014.

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

The remaining deferred revenue of approximately $1,236,000 will be recognized as minimum rents over approximately 2.7 years.

10.	Discontinued Operations

During 2014, the Company sold one non-core property; a Kmart anchored shopping center in Ironwood, Michigan for approximately $5,000,000. This property was reflected as property held for sale at December 31, 2013.

During 2013, the Company sold one single tenant property in Ypsilanti, Michigan for approximately $5,600,000.

The results of operations for these properties are presented as discontinued operations in the Company’s consolidated statements of income and comprehensive income. The revenues for the Ironwood property were $0 and $42,561 for the three and six months ended June 30, 2014, respectively, and the revenues for both properties were $306,294 and $635,146 for the three and six months ended June 30, 2013, respectively. The expenses for the Ironwood property were $0 and $27,988 for the three and six months ended June 30, 2014, respectively, and the expenses for both properties were $152,854 and $293,351 for the three and six months ended June 30, 2013, respectively.

The Company elected to not allocate consolidated interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations. There was no interest expense that was directly attributable to the discontinued operations for the six months ended June 30, 2014 and 2013.

The income from discontinued operations allocable to non-controlling interest was $0 and $3,120 for the three and six months ended June 30, 2014, respectively, and $3,959 and $33,542 for the three and six months ended June 30, 2013, respectively.

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

During the six months ended June 30, 2014, the Company purchased eleven retail assets for approximately $34,500,000 with a weighted average capitalization rate of 8.4% to obtain 100% control of the assets. The weighted average capitalization rate for these net leased properties was calculated by dividing the annual property net operating income by the purchase price. Property net operating income is defined as the straight-line rent for the base term of the lease less property level expense (if any) that is not recoverable from the tenant. The cost of the aggregate acquisitions was allocated as follows: $8,900,000 to land, $22,800,000 to buildings and improvements and $2,800,000 to lease intangible costs. The acquisitions were cash purchases and there was no contingent consideration associated with these acquisitions.

Total revenues of $737,000 and income from continuing operations of $169,000 are included in the consolidated statements of income and comprehensive income, for the six months ended June 30, 2014, for the aggregate 2014 acquisitions.

The following pro forma total revenue and income from continuing operations for the 2014 acquisitions in aggregate assumes the acquisitions had taken place on January 1, 2014 for the 2014 pro forma information, and on January 1, 2013 for the 2013 pro forma information (in thousands):

Supplemental pro forma for the six months ended June 30, 2014 (1)

Total revenue	$26,096
Income from continuing operations	$8,258

Supplemental pro forma for the six months ended June 30, 2013 (1)

Total revenue	$21,782
Income from continuing operations	$8,886

(1)	This unaudited pro forma supplemental information does not purport to be indicative of what the Company operating results would have been had the acquisitions occurred on January 1, 2014 or January 1, 2013 and may not be indicative of future operating results. Various acquisitions were of newly leased or constructed assets and may not have been in service for the full periods shown.

The fair values of intangible assets acquired are amortized to depreciation and amortization on the consolidated statements of income and comprehensive income over the weighted average lease term, which is approximately 18 years.

12.	Impairment - Real Estate Investments

Management periodically assesses its Real Estate Investments for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of the Company to re-lease or sell properties that are vacant or become vacant. The anchor tenant at the Chippewa Commons shopping center declined to extend their lease which will contribute to vacancy at the center and will result in diminished cash flows. As a result of the Company’s review of the shopping center real estate investments, including identifiable intangible assets, the Company recognized an impairment of $2,800,000 for the quarter and six months ended June 30, 2014 for the Chippewa Commons shopping center property which is included in continuing operations. The impairment was measured as the amount by which the current net book value of the asset exceeded the estimated fair value of the asset as determined by a broker opinion of value and internal Company estimates.

Real Estate Investments measured at fair value due to impairment charges are considered fair value measurements on a non recurring basis. The following table presents the assets and liabilities carried on the balance sheet within the fair value valuation hierarchy (as described above) as of June 30, 2014, for which a nonrecurring change in fair value has been recorded during the quarter and six months ended June 30, 2014.

		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
2014	Fair Value as of	identical assets	inputs	inputs	Impairment
(in thousands)	measurement date	(Level 1)	(Level 2)	(Level 3)	Charge

Real Estate Investments	$1,261	$-0-	$-0-	$1,261	$2,800

The loss of $2,800,000 represents an impairment charge related to Real Estate Investments which was included in net income during the quarter and six months ended June 30, 2014. During the quarter and six months ended June 30, 2013, the Company recorded no impairment charge related to Real Estate Investments. The fair value of certain Real Estate Investments was calculated differently based on available information. Real Estate Investments considered to be measured based on Level 1 inputs were based on actual sales negotiations and bona fide purchase offers received from third parties. Real Estate Investments considered to be measured based on Level 2 inputs were based on broker opinions of value or analysis of recent comparable sales transactions. Real Estate Investments considered to be measured based on Level 3 inputs were based on an internal valuation model using discounted cash flow analyses and income capitalization using market lease rates and market cap rates. These cash flow projections incorporate assumptions developed from the perspective of market participants valuing the Real Estate Investments.

13.	Subsequent Events

In July 2014, the Company entered into a $250 million senior unsecured revolving credit and term loan agreement consisting of a new $150 million revolving credit facility, a new $65 million seven-year unsecured term loan facility, and the existing $35 million Unsecured Term Loan.

The revolving credit facility is due July 21, 2018, with an additional one-year extension at the Company’s option, subject to customary conditions. Borrowings under the revolving credit facility will be priced at LIBOR plus 135 to 200 basis points, depending on the Company’s leverage, with an initial applicable margin of 135 basis points. The revolving credit facility replaces the Company’s existing $85 million Credit Facility and may be increased to an aggregate of $250 million at the Company’s election, subject to certain terms and conditions.

The new $65 million unsecured term loan facility is due July 21, 2021. Borrowings under the unsecured term loan facility will be priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, with an initial applicable margin of 165 basis points. The Company has entered into interest rate swaps to fix LIBOR at 2.09% until maturity, implying an all-in interest rate of 3.74% at closing. Proceeds from the new term loan facility were used to repay borrowings under the Company’s prior Credit Facility. The new term loan facility may be increased to an aggregate of $75 million at the Company’s election, subject to certain terms and conditions.

Additionally, conforming changes were made to certain terms and conditions of the Company’s existing Unsecured Term Loan as part of the agreement. The maturity date and pricing remains unchanged.

Subsequent to June 30, 2014, the Company also announced the acquisition of approximately $25 million of retail net lease properties.

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

Overview

Agree Realty Corporation is a fully-integrated, self-administered and self-managed REIT. In this report, the terms “Company,” “we,” “our” and “us” and similar terms refer to Agree Realty Corporation and/or its majority owned operating partnership, Agree Limited Partnership (“Operating Partnership”) and/or its majority owned and controlled subsidiaries, including its qualified taxable REIT subsidiaries (“TRS”), as the context may require. Our assets are held by and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 97.73% and 97.72% interest as of June 30, 2014 and December 31, 2013, respectively. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership. We are operating so as to qualify as a REIT for federal income tax purposes.

We are primarily engaged in the acquisition and development of net leased properties leased to industry leading retail tenants. We were incorporated in December 1993 to continue and expand the business founded in 1971 by our current Executive Chairman of the Board of Directors, Richard Agree.

As of June 30, 2014, our portfolio consisted of 142 properties, located in 34 states containing an aggregate of approximately 3.9 million square feet of gross leasable area (“GLA”). As of June 30, 2014, our portfolio included 134 freestanding net leased properties and eight community shopping centers that were 99% leased in aggregate with a weighted average lease term of approximately 11 years remaining. Substantially all of our net lease property tenants and the majority of our community shopping center tenants have net leases, which require the tenant to be responsible for property operating expenses, including property taxes, insurance and maintenance. We believe this strategy provides a generally consistent source of income and cash for distributions.

As of June 30, 2014, approximately 86% of our annualized base rent was derived from national tenants. The following table sets forth annualized base rent as of June 30, 2014 for our top ten tenants:

Tenant	Annualized Base Rent	Percent of Total Base Rent
Walgreens	$12,362,304	25.6%
Wawa	2,464,165	5.1%
CVS	2,463,490	5.1%
Kmart	2,386,344	4.9%
Wal-Mart	2,036,850	4.2%
Rite Aid	1,962,135	4.1%
Lowe's	1,846,476	3.8%
LA Fitness	1,692,841	3.5%
Kohl's	1,179,650	2.4%
Dick's Sporting Goods	1,087,982	2.3%
Total	$29,482,237	61.1%

We expect to continue to grow our asset base through the development and acquisition of net leased retail properties that are leased on a long-term basis to industry leading retail tenants. Since our initial public offering in 1994, we have developed 61 of our 142 properties, including 53 of our 134 freestanding net leased properties and all eight of our community shopping centers. We expect to continue to expand our existing tenant relationships and diversify our tenant base through the development and acquisition of net leased properties.

During the six months ended June 30, 2014, we acquired 11 retail net lease properties for approximately $34,500,000.  These assets are located in 10 states and leased to 13 different tenants across nine retail sectors which we believe are e-commerce and recession resistant.  We also delivered a Wawa development in St. Petersburg, Florida for a total cost of approximately $2,200,000 and commenced a McDonald’s development project in East Palatka, Florida for a total projected cost of approximately $1,300,000 and a redevelopment project for Buffalo Wild Wings in St. Augustine, Florida for a total projected cost of approximately $1,700,000. The McDonald’s is expected to be delivered in the third quarter of 2014 and the Buffalo Wild Wings is expected to be delivered in the fourth quarter of 2014.  Within our Joint Venture Capital Solutions program, in June 2014 we announced the commencement of a Cash & Carry development project in Burlington, Washington for a total cost of approximately $4,300,000, and continue work on our New Lenox, Illinois project which has a total cost of approximately $8,100,000 and is pre-leased to TJ Maxx, Ross Dress for Less and Petco.   The Cash & Carry is expected to be delivered in the first quarter of 2015, while the New Lenox project is expected to be delivered in the fourth quarter of 2014.

The following should be read in conjunction with the Interim Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" which updates ASC 205 "Presentation of Financial Statements" and ASC 360 "Property, Plant and Equipment". The amendments in this update change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. For public entities, ASU 2014-08 is effective prospectively for fiscal years beginning after December 15, 2015; however, early adoption is permitted, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. We have elected to early adopt this updated standard effective in the first quarter of 2014. The adoption of this guidance will have an effect on the presentation of our consolidated financial statements. Beginning in 2014, activities related to individual sales of properties are generally no longer classified as discontinued operations except for the property classified as held for sale as of December 31, 2013.

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09 “Revenue from Contracts with Customers” as a new Topic, Accounting Standards Codification ("ASC") Topic 606. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on the consolidated financial statements nor decided upon the method of adoption.

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

We have established TRS entities pursuant to the provisions of the Internal Revenue Code. Our TRS entities are able to engage in activities resulting in income that would be nonqualifying income for a REIT. As a result, certain activities of our Company which occur within our TRS entities are subject to federal and state income taxes. As of June 30, 2014 and December 31, 2013, we had accrued a deferred income tax amount of $705,000. In addition, we have recognized income tax expense of $4,775 and $(20,204) for the six months ended June 30, 2014 and 2013, respectively.

Results of Operations

Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013

Minimum rental revenue increased $1,769,000, or 18%, to $11,791,000 in 2014, compared to $10,022,000 in 2013. Rental revenue increased $1,428,000 due to the acquisition of net leased properties and increased $559,000 due to the completed development of properties, offset by other minimum rental changes of $218,000.

Operating cost reimbursements increased $367,000, or 63%, to $947,000 in 2014, compared to $580,000 in 2013. Operating cost reimbursements increased due to the change in real estate taxes and property operating expenses explained below.

Other income was $24,000 in 2014 due to non-recurring income.

Real estate taxes increased $232,000, or 46%, to $740,000 in 2014, compared to $508,000 in 2013. Real estate taxes increased $263,000 due to the acquisition of net leased properties for which expenses we will pay and will be reimbursed and decreased $31,000 due to other adjustments.

Property operating expenses increased $193,000, or 73%, to $458,000 in 2014, compared to $265,000 in 2013. The increase was the result of an increase in shopping center maintenance costs of $167,000, insurance of $18,000 and snow removal costs of $8,000.

Land lease payments were $107,000 in 2014 and 2013.

General and administrative expenses increased by $23,000, or 1%, to $1,617,000 in 2014, compared to $1,594,000 in 2013. The increase in general and administrative expenses was the result of increased employee costs of $74,000, a decrease in professional expenses of $40,000, and a decrease in other expenses of $11,000. General and administrative expenses as a percentage of total rental income (minimum and percentage rents) decreased from 15.9% for 2013 to 13.6% for 2014.

Depreciation and amortization increased $364,000, or 16%, to $2,591,000 in 2014, compared to $2,227,000 in 2013. The increase was the result of the acquisition of properties in 2014 and 2013 and the completion of development projects in 2014 and 2013.

We recognized an impairment charge of $2,800,000 in the second quarter of 2014 related to the Chippewa Commons shopping center due to an anchor tenant declining to exercise an extension option which will contribute to vacancy and diminished cash flows and resulted in fair value which was below the net book value of the asset. There was no impairment recognized in the second quarter of 2013.

Interest expense increased $350,000, or 23%, to $1,875,000 in 2014, compared to $1,525,000, in 2013. The increase in interest expense was a result of the higher level of borrowings due to the acquisition of properties.

Income from discontinued operations was $0 in 2014 compared to $153,000 in 2013, as a result of the sale of one property during the first quarter of 2014 and one property in 2013.

Our net income decreased $1,813,000, or 40%, to $2,716,000 in 2014 from $4,529,000 in 2013 as a result of the foregoing factors.

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013

Minimum rental revenue increased $3,920,000, or 20%, to $23,314,000 in 2014, compared to $19,394,000 in 2013. Rental revenue increased $2,916,000 due to the acquisition of net leased properties and increased $1,254,000 due to the completed development of properties, offset by other minimum rental charges of $250,000.

Operating cost reimbursements increased $854,000, or 77%, to $1,970,000 in 2014, compared to $1,116,000 in 2013. Operating cost reimbursements increased due to the change in real estate taxes and property operating expenses explained below.

Other income was $53,000 in 2014 due to non-recurring income.

Real estate taxes increased $506,000, or 54%, to $1,437,000 in 2014, compared to $931,000 in 2013. Real estate taxes increased $498,000 due to the acquisition of net leased properties for which expenses we will pay and will be reimbursed and increased $8,000 due to other adjustments.

Property operating expenses increased $366,000, or 62%, to $957,000 in 2014, compared to $591,000 in 2013. The increase was the result of an increase in snow removal costs of $110,000, shopping center maintenance costs of $199,000, utilities of $9,000, and insurance of $48,000.

Land lease payments were $214,000 in 2014 and 2013.

General and administrative expenses increased by $129,000, or 4%, to $3,209,000 in 2014, compared to $3,080,000 in 2013. The increase in general and administrative expenses was the result of increased employee costs of $204,000, a decrease in professional expenses of $100,000, and an increase in other expenses of $25,000. General and administrative expenses as a percentage of total rental income (minimum and percentage rents) decreased from 15.9% for 2013 to 13.7% for 2014.

Depreciation and amortization increased $990,000, or 24%, to $5,105,000 in 2014, compared to $4,115,000 in 2013. The increase was the result of the acquisition of properties in 2014 and 2013 and the completion of development projects in 2014 and 2013.

We recognized an impairment charge of $2,800,000 in the six months ended June 30, 2014, related to the Chippewa Commons shopping center due to an anchor tenant declining to exercise an extension option which will contribute to vacancy and diminished cash flows and resulted in fair value which was below the net book value of the asset. There was no impairment recognized in the corresponding period of 2013.

We recognized a gain of $123,000 on the sale of the Ironwood Commons shopping center located in Ironwood, Michigan in 2014. We recognized a gain of $946,000 on the sale of a Walgreens in Ypsilanti, Michigan in 2013.

Interest expense increased $704,000, or 24%, to $3,669,000 in 2014, compared to $2,965,000, in 2013. The increase in interest expense was a result of the higher level of borrowings due to the acquisition of properties.

Income from discontinued operations was $15,000 in 2014 compared to $342,000 in 2013, as a result of the sale of one property during the first quarter of 2014 and one property in 2013.

Our net income decreased $1,697,000, or 17%, to $8,225,000 in 2014 from $9,922,000 in 2013 as a result of the foregoing factors.

Liquidity and Capital Resources

Our principal demands for liquidity are operations, distributions to our stockholders, debt repayment, development of new properties, redevelopment of existing properties and future property acquisitions. We intend to meet our short-term liquidity requirements, including capital expenditures related to the leasing and improvement of our properties, through cash flow provided by operations, our $85 million credit facility (the “Credit Facility”), additional financings and new credit facilities. We believe that adequate cash flow will be available to fund our operations and pay dividends in accordance with REIT requirements for at least the next 12 months. We may obtain additional funds for future developments or acquisitions through other borrowings or the issuance of additional shares of common stock. Although market conditions have limited the availability of new sources of financing and capital, which may have an impact on our ability to obtain financing, we believe that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs.

We sold one non-core shopping center property during 2014 for net proceeds of approximately $4,974,000. We will continue to evaluate our portfolio to identify opportunities to further diversify our holdings and improve asset quality while executing on our operating strategy.

Our cash flows from operations increased $2,433,000 to $16,659,000 for the six months ended June 30, 2014, compared to $14,226,000 for the six months ended June 30, 2013. Cash used in investing activities decreased by $4,557,000 to $39,480,000 in 2014, compared to $44,037,000 in 2013 due to the development and acquisition of fewer net leased assets. Cash provided by financing activities decreased $19,858,000 to $9,908,000 in 2014, compared to a source of $29,766,000 in 2013 as proceeds from stock offering, net of note and mortgage activity, decreased approximately $17,324,000 and dividends and distributions increased $2,544,000.

We intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to total market capitalization (common equity, on a fully diluted basis, plus total indebtedness) of 65% or less. Nevertheless, we may operate with debt levels which are in excess of 65% of total market capitalization for extended periods of time. At June 30, 2014, our ratio of indebtedness to total market capitalization was approximately 28%.

Dividends

During the quarter ended June 30, 2014, we declared a quarterly dividend of $0.43 per share. We paid the dividend on July 8, 2014 to holders of record on June 30, 2014.

Debt

The Operating Partnership had in place an $85 million unsecured revolving Credit Facility at June 30, 2014, which is guaranteed by our Company. Subject to customary conditions, at our option, total commitments under the Credit Facility could have been increased up to an aggregate of $135 million. Borrowings under the Credit Facility were used for general corporate purposes, including working capital, development and acquisition activities, capital expenditures, repayment of indebtedness or other corporate activities. The Credit Facility was to mature on October 26, 2015, and could have been extended, at our election, for two one-year terms to October 2017, subject to certain conditions. Borrowings under the Credit Facility bore interest at LIBOR plus a spread of 150 to 215 basis points, or the base rate, depending on our leverage ratio. As of June 30, 2014, we had $43,364,000 in principal amount outstanding under the Credit Facility bearing a weighted average interest rate of 1.72%, and $41,636,000 was available for borrowing (subject to customary conditions to borrowing).

The Operating Partnership has in place a $35,000,000 seven year unsecured term loan (“Unsecured Term Loan”) at June 30, 2014, which is guaranteed by our Company. The Unsecured Term Loan includes an accordion feature providing the opportunity to borrow up to an additional $35,000,000 under the same loan agreement, subject to customary conditions. The Unsecured Term Loan matures on September 29, 2020. Borrowings under the Unsecured Term Loan bear interest at LIBOR plus a spread of 165 to 225 basis points depending on our leverage ratio. In conjunction with the closing of the loan, we entered into a seven year interest rate swap agreement resulting in a fixed interest rate of 3.85%, based on the current spread.

The Credit Facility and Unsecured Term Loan contained customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties and permitted investments. We were in compliance with the covenant terms at June 30, 2014.

In July 2014, the Company entered into a $250 million senior unsecured revolving credit and term loan agreement consisting of a new $150 million revolving credit facility, a new $65 million seven-year unsecured term loan facility, and the existing $35 million Unsecured Term Loan.

The revolving credit facility is due July 21, 2018, with an additional one-year extension at the Company’s option, subject to customary conditions. Borrowings under the revolving credit facility will be priced at LIBOR plus 135 to 200 basis points, depending on the Company’s leverage, with an initial applicable margin of 135 basis points. The revolving credit facility replaces the Company’s existing $85 million Credit Facility and may be increased to an aggregate of $250 million at the Company’s election, subject to certain terms and conditions.

The new $65 million unsecured term loan facility is due July 21, 2021. Borrowings under the unsecured term loan facility will be priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, with an initial applicable margin of 165 basis points. The Company has entered into interest rate swaps to fix LIBOR at 2.09% until maturity, implying an all-in interest rate of 3.74% at closing. Proceeds from the new term loan facility were used to repay borrowings under the Company’s prior Credit Facility. The new term loan facility may be increased to an aggregate of $75 million at the Company’s election, subject to certain terms and conditions.

Additionally, conforming changes were made to certain terms and conditions of the Company’s existing Unsecured Term Loan as part of the agreement. The maturity date and pricing remains unchanged.

As of June 30, 2014, we had total mortgage indebtedness of $102,929,022. Including our mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on our mortgage debt is 4.27%.

The mortgage loans encumbering our properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At June 30, 2014, the mortgage debt of $21,717,038 is recourse debt and is secured by a limited guaranty of payment and performance by us for approximately 50% of the loan amount. We have entered into mortgage loans which are secured by multiple properties and contain cross-default and cross-collateralization provisions. Cross-collateralization provisions allow a lender to foreclose on multiple properties in the event that we default under the loan. Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan.

Capitalization

As of June 30, 2014, our total market capitalization was approximately $644 million. Market capitalization consisted of $181 million of total indebtedness (including construction or acquisition financing, property related mortgages, the Credit Facility, and the Unsecured Term Loan), and $463 million of shares of common equity, including common stock and operating partnership units in the Operating Partnership (“OP units”) (based on the closing price on the New York Stock Exchange of $30.23 per share on June 30, 2014). Our ratio of indebtedness to total market capitalization was approximately 28% at June 30, 2014.

At June 30, 2014, the non-controlling interest in the Operating Partnership represented a 2.27% ownership in the Operating Partnership. The OP units may, under certain circumstances, be exchanged for our shares of common stock on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option to settle exchanged OP units held by others for cash based on the current trading price of our shares. Assuming the exchange of all OP units, there would have been 15,307,837 shares of common stock outstanding at June 30, 2014, with a market value of approximately $463 million.

Contractual Obligations

The following table outlines our contractual obligations, as of June 30, 2014, for the periods presented below (in thousands).

	Total	July 1, 2014 - June 30, 2015	July 1, 2015 - June 30, 2017	July 1, 2017 - June 30, 2019	Thereafter
Mortgage notes payable	$102,929	$3,573	$35,748	$29,810	$33,798
Unsecured revolving credit facility	43,364	-	43,364	-	-
Unsecured term loan	35,000	-	-	-	35,000
Land lease obligation	10,143	416	832	827	8,068
Estimated interest payments on notes payable	29,953	6,493	10,300	6,740	6,420
Total	$221,389	$10,482	$90,244	$37,377	$83,286

Estimated interest payments for mortgage notes payable are based on stated rates. Estimated interest payments for the unsecured revolving credit facility and unsecured term loan are based on the interest rate in effect for the most recent quarter, which is assumed to be in effect through the respective maturity date.

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

The following tables provide a reconciliation of FFO and AFFO to net income for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
Reconciliation of Funds from Operations to Net Income	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$2,715,870	$4,529,497	$8,225,397	$9,921,755
Depreciation of real estate assets	2,012,222	1,763,578	3,964,546	3,358,740
Amortization of leasing costs	29,551	27,630	59,173	55,260
Amortization of leasing intangibles	534,675	483,270	1,051,604	797,840
Impairment charge	2,800,000	-	2,800,000	-
Gain on sale of assets	-	-	(122,747)	(946,347)
Funds from Operations	$8,092,318	$6,803,975	$15,977,973	$13,187,248
Funds from Operations Per Share - Dilutive	$0.54	$0.51	$1.06	$1.00

Weighted average shares and OP units outstanding
Basic	15,061,976	13,332,972	15,057,128	13,165,287
Diluted	15,123,215	13,413,162	15,116,818	13,236,963

	Three Months Ended		Six Months Ended
Reconciliation of Adjusted Funds from Operations to Net Income	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$2,715,870	$4,529,497	$8,225,397	$9,921,755
Cumulative adjustments to calculate FFO	5,376,448	2,274,478	7,752,576	3,265,493
Funds from Operations	$8,092,318	$6,803,975	$15,977,973	$13,187,248
Straight-line accrued rent	(316,284)	(224,855)	(603,696)	(628,152)
Deferred revenue recognition	(115,845)	(115,845)	(231,690)	(231,690)
Stock based compensation expense	515,000	454,875	1,042,712	924,985
Amortization of financing costs	90,860	78,104	181,720	156,146
Adjusted Funds from Operations	$8,266,049	$6,996,254	$16,367,019	$13,408,537

Additional supplemental disclosure
Scheduled principal repayments	$894,929	$857,876	$1,801,163	$1,707,903
Capitalized interest	58,365	124,778	113,547	328,336

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	Year ended June 30,
	2015	2016	2017	2018	2019	Thereafter	Total
Mortgage Notes Payable	$3,573	$12,394	$23,354	$2,325	$27,485	$33,798	$102,929
Average interest rate	6.14%	6.43%	3.99%	6.70%	2.87%	4.42%	-
Unsecured Revolving Credit Facility	-	$43,364	-	-	-	-	$43,364
Average interest rate	-	1.90%	-	-	-	-	-
Unsecured Term Loan	-	-	-	-	-	$35,000	$35,000
Average interest rate	-	-	-	-	-	3.85%	-

The fair value (in thousands) is estimated at $100,098 and $33,808 for mortgage notes payable and unsecured term loan, respectively, as of June 30, 2014.

The table above incorporates those exposures that exist as of June 30, 2014; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In April 2012, we entered into a forward starting interest rate swap agreement, to hedge interest rates on $22,300,000 in variable-rate borrowings. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on one-month LIBOR and will pay to the counterparty a fixed rate of 1.92%. This swap effectively converted $22,300,000 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of June 30, 2014, this interest rate swap was valued at a liability of $448,562.

On December 4, 2012, we entered into interest rate swap agreements for a notional amount of $25,000,000, effective December 6, 2012 and ending on April 4, 2018. We entered into these derivative instruments to hedge against changes in future cash flows related to changes in interest rates on $25,000,000 of variable rate borrowings outstanding. Under the terms of the interest rate swap agreements we will receive from the counterparty interest on the notional amount based on one-month LIBOR and will pay to the counterparty a fixed rate of .885%. This swap effectively converted $25,000,000 of variable-rate borrowings to fixed-rate borrowings beginning on December 6, 2012 and through April 4, 2018. As of June 30, 2014, this interest rate swap was valued at an asset of $276,364.

On September 30, 2013, we entered into an interest rate swap agreement for a notional amount of $35,000,000, effective October 3, 2013 and ending on September 29, 2020. We entered into this derivative instrument to hedge against changes in future cash flows related to changes in interest rates on $35,000,000 of variable rate borrowings outstanding. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on one-month LIBOR and will pay to the counterparty a fixed rate of 2.197%. This swap effectively converted $35,000,000 of variable-rate borrowings to fixed-rate borrowings beginning on October 3, 2013 and through September 29, 2020. As of June 30, 2014, this interest rate swap was valued at a liability of $663,506.

We do not use derivative instruments for trading or other speculative purposes.

As of June 30, 2014, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates (excluding the amounts outstanding under the loans that have been hedged to fixed rates) would result in an annual increase in interest expense of approximately $434,000.

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

Item 1A.	Risk Factors

There have been no material changes from our risk factors set forth under Item 1A of Part 1 of our most recently filed Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine safety disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Brian R. Dickman, Chief Financial Officer

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Brian R. Dickman, Chief Financial Officer

*101	The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

*	Filed herewith.

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

Date: August 1, 2014

