Form 10-K
period 2014-12-31
AGREE REALTY CORP
filed 2015-03-06
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

Commission File Number 1-12928

AGREE REALTY CORPORATION

(Exact name of Registrant as specified in its charter)

Maryland	38-3148187
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

70 E. Long Lake Road, Bloomfield Hills, Michigan 48304

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
Yes ☐ No ☒

The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was approximately $452,247,390 as of June 30, 2014, based on the closing price of $30.23 on the New York Stock Exchange on that date.

At February 27, 2015, there were 17,617,747 shares of common stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholder meeting to be held in 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K as noted herein.

AGREE REALTY CORPORATION

PART I

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the terms "registrant,” the "Company," “Agree Realty,” "we,” “our” or "us" refer to Agree Realty Corporation and all of its consolidated subsidiaries, included its majority owned operating partnership, Agree Limited Partnership (the “Operating Partnership”). Agree Realty has elected to treat certain subsidiaries as taxable real estate investment trust subsidiaries which are collectively referred to herein as the “TRS.”

Item 1:                 Business

The Company

Agree Realty, a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. We were founded in 1971 by our current Executive Chairman, Richard Agree, and listed on the New York Stock Exchange (“NYSE”) in 1994.

As of December 31, 2014, our portfolio consisted of 209 properties located in 37 states and totaling approximately 4.3 million square feet of gross leasable area. Our portfolio included 203 net lease properties, which contributed approximately 91.6% of annualized base rent, and six community shopping centers, which generated the remaining 8.4% of annualized base rent.

As of December 31, 2014, our portfolio was approximately 98.6% leased and had a weighted average remaining lease term of approximately 11.9 years. A significant majority of our properties are leased to national tenants and approximately 55.8% of our annualized base rent was derived from tenants, or parents thereof, with an investment grade credit rating. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

Our assets are held by, and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 98.06% interest as of December 31, 2014. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership.

As of December 31, 2014, we had 14 full-time employees, including executive, investment, due diligence, construction, asset management and administrative personnel.

Our principal executive offices are located at 70 E. Long Lake Road, Bloomfield Hills, MI 48304 and our telephone number is (248) 737-4190. We maintain a website at www.agreerealty.com. Our reports electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act can be accessed through this site, free of charge, as soon as reasonably practicable after we electronically file or furnish such reports. These filings are also available on the SEC’s website at www.sec.gov. Our website also contains copies of our corporate governance guidelines and code of business conduct and ethics, as well as the charters of our audit, compensation and nominating and governance committees. The information on our website is not part of this report.

Recent Developments

Investments

During 2014, we announced approximately $165.2 million of investments in net leased retail real estate, including the acquisition of 77 properties for an aggregate purchase price of approximately $147.5 million and the completed development of five properties for an aggregate cost of approximately $17.7 million. These 82 properties are leased to 34 different tenants operating in 15 unique retail sectors and are located in 24 states. These assets are 100% leased for a weighted average lease term of approximately 14.1 years and the weighted average capitalization rate on our investments was approximately 8.2%.

We calculate the weighted average capitalization rate on our investments by dividing annual expected net operating income derived from the properties by the total investment in the properties. Annual expected net operating income is defined as the straight-line rent for the base term of the lease less property level expenses (if any) that are not recoverable from the tenant.

Dividends

During 2014, we increased our quarterly dividend twice, including an increase from $0.41 per share to $0.43 per share in March 2014 and an increase from $0.43 per share to $0.45 per share in December 2014.

The quarterly dividend of $0.45 per share represents an annualized dividend of $1.80 per share and an annualized dividend yield of approximately 5.8% based on the last reported sale price of our common stock on the NYSE of $31.09 on December 31, 2014. We have paid a quarterly cash dividend for 83 consecutive quarters and, although we expect to continue our policy of paying quarterly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our recent pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Financing

In December 2014, we issued 2,587,500 shares of common stock at a price of $29.67 per share, including 337,500 shares purchased by the underwriters upon the exercise of their option to purchase additional shares. After underwriting discounts and other estimated offering costs of $3.5 million, the net proceeds of approximately $73.3 million were used to repay borrowings under our revolving credit facility, which were used primarily to fund property acquisitions.

In July 2014, we entered into a $250.0 million senior unsecured revolving credit and term loan agreement consisting of a new $150.0 million revolving credit facility (the “Credit Facility”), a new $65.0 million term loan due 2021 (the “2021 Term Loan”) and conforming amendments to our existing $35.0 million term loan due 2020 (the “2020 Term Loan”).

The Credit Facility matures July 21, 2018, with an additional one-year extension at our option, subject to customary conditions. Borrowings under the Credit Facility are priced at LIBOR plus 135 to 200 basis points, depending on the Company’s leverage. The Credit Facility replaced our previous $85.0 million revolving credit facility and may be increased to an aggregate of $250.0 million at our election, subject to certain terms and conditions. As of December 31, 2014, $15.0 million was outstanding under the Credit Facility bearing a weighted average interest rate of approximately 1.5%.

The 2021 Term Loan matures July 21, 2021. Borrowings under the 2021 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage. We entered into interest rate swaps to fix LIBOR at 2.09% until maturity, implying an all-in interest rate of 3.74% at closing. Proceeds from the 2021 Term Loan were used to repay borrowings under our previous revolving credit facility, which were used primarily to fund property acquisitions. As of December 31, 2014, $65.0 million was outstanding under the 2021 Term Loan.

Additionally, conforming changes were made to certain terms and conditions of the 2020 Term Loan as part of the agreement. The maturity date and pricing remained unchanged. As of December 31, 2014, $35.0 million was outstanding under the 2020 Term Loan.

Dispositions

During 2014, we sold four properties for aggregate gross proceeds of $12.9 million, which resulted in a loss of $405,000. Dispositions included three non-core community shopping centers (Ironwood Commons in Ironwood, Michigan, Petoskey Town Center in Petoskey, Michigan and Chippewa Commons in Chippewa Falls, Wisconsin), as well as a ground leased parcel in East Lansing, Michigan that was subject to a purchase option exercised by the ground lessee. Ironwood Commons was reflected as property held for sale at December 31, 2013.

Leasing

During 2014, excluding properties that were sold, we executed lease extensions on over 330,000 square feet of gross leasable area throughout the portfolio. The annual rent generated from these extensions was approximately $1.8 million both before and after the extensions. Material extensions included a 90,500 square foot freestanding Kmart in Oscoda, Michigan, an 86,500 square foot Kmart at Marshall Plaza in Marshall, Michigan, a 52,300 square foot freestanding Kmart in Grayling, Michigan, a 20,000 square foot Staples at Central Michigan Commons in Mt. Pleasant, Michigan and a 52,000 square foot Best Buy at North Lakeland Plaza in Lakeland, Florida.

Business Strategies

Our primary business objective is to generate consistent shareholder returns by investing in and actively managing a diversified portfolio of retail properties net leased to industry leading tenants. The following is a discussion of our investment, financing and asset management strategies:

Investment Strategy

We are focused primarily on the fee simple ownership of properties net leased to national or large, regional retailers operating in e-commerce and recession resistant sectors. Our leases are typically long term, net leases that require the tenant to pay all property operating expenses, including real estate taxes, insurance and maintenance. We believe that a diversified portfolio of such properties provides for stable and predictable cash flow.

We seek to expand and enhance our portfolio by identifying the best risk adjusted investment opportunities across our Acquisitions, Development and Joint Venture Capital Solutions platforms. Each platform leverages the Company’s collective real estate acumen to pursue investments in net lease retail real estate.

Acquisitions: We launched our acquisitions platform in April 2010. Since its inception, we have acquired 139 properties for an aggregate purchase price of approximately $377.6 million. These properties are net leased to over 50 different tenants representing more than 22 unique retail sectors and are located in 34 states. We pursue acquisition opportunities that meet both our real estate and return on investment criteria and that will diversify our existing portfolio.

Development and Joint Venture Capital Solutions: We have been developing retail properties since the formation of our predecessor in 1971 and have developed 61 of the 209 properties in our portfolio as of December 31, 2014, including 55 of our net lease properties and all six community shopping centers. We direct all aspects of the development process, including site selection, land acquisition, lease negotiation, due diligence, design and construction.

We launched our Joint Venture Capital Solutions (“JVCS”) platform in April 2012. Our JVCS program allows us to acquire properties by partnering with private developers on their in-process developments. We offer development and construction expertise, retailer relationships, access to capital and forward commitments to purchase that facilitate the successful completion of their projects. We typically own a 100% fee simple interest in JVCS projects upon completion.

We believe that development and JVCS projects have the potential to generate superior risk-adjusted returns on investment in properties that are substantially similar to those which we acquire.

Financing Strategy

We seek to maintain a capital structure that provides us with the flexibility to manage our business and pursue our growth strategies, while allowing us to service our debt requirements and generate appropriate risk adjusted returns for our shareholders. We believe these objectives are best achieved by a capital structure that consists primarily of common equity and prudent amounts of debt financing. However, we may raise capital in any form and under terms that we deem acceptable and in the best interest of our shareholders.

We have historically utilized common equity offerings, secured mortgage borrowings, unsecured bank borrowings and the sale of properties to meet our capital requirements. We evaluate our financing policies on an on-going basis in light of current economic conditions, capital markets access, relative costs of equity and debt securities, market value of our properties and other factors.

At December 31, 2014, our ratio of total debt to total market capitalization, assuming the conversion of limited partnership interests in the Operating Partnership (“OP Units”), was approximately 28.5% and our ratio of total debt to total gross assets (before accumulated depreciation) was approximately 34.1%.

As of December 31, 2014, our total debt outstanding was $221.8 million, including $106.8 million of secured mortgage debt that had a weighted average fixed interest rate of 4.3% (including the effects of interest rate swap agreements) and a weighted average maturity of 5.1 years, $100 million of unsecured term loan borrowings that had a weighted average fixed interest rate of 3.8% (including the effects of interest rate swap agreements) and a weighted average maturity of 6.3 years, and $15.0 million of borrowings on our Credit Facility at a weighted average interest rate of approximately 1.5%.

Certain financial agreements to which we are a party contain covenants that limit our ability to incur debt under certain circumstances; however, our organizational documents do not limit the absolute amount or percentage of indebtedness that we may incur. As such, we may modify our borrowing policies at any time without shareholder approval.

Asset Management

We maintain a proactive leasing and capital improvement program that, combined with the quality and locations of our properties, has made our properties attractive to tenants. We intend to continue to hold our properties for long-term investment and, accordingly, place a strong emphasis on the quality of construction and an on-going program of regular and preventative maintenance. Our properties are designed and built to require minimal capital improvements other than renovations or alterations paid for by tenants. At our six community shopping center properties, we sub contract on site functions such as maintenance, landscaping, snow removal and sweeping. The cost of these functions is generally reimbursed by our tenants. Personnel from our corporate headquarters conduct regular inspections of each property and maintain regular contact with major tenants.

We have a management information system designed to provide management with the operating data necessary to make informed business decisions on a timely basis. This system provides us rapid access to lease data, tenants’ sales history, cash flow budgets and forecasts. Such a system enables us to maximize cash flow from operations and closely monitor corporate expenses.

Financial and Asset Information about Industry Segments

We are in the business of acquiring, developing and managing retail real estate which we consider one reporting segment. See Item 2 “Properties" and Item 6 “Selected Financial Data" for additional financial and asset information.

Competition

The U.S. commercial real estate investment market is a highly competitive industry. We actively compete with many entities engaged in the acquisition, development and operation of commercial properties. As such, we compete with other investors for a limited supply of properties and financing for these properties. Investors include traded and non-traded public REITs, private equity firms, institutional investment funds, insurance companies and private individuals, some of which have greater financial resources than we do and the ability to accept more risk than we believe we can prudently manage. There can be no assurance that we will be able to compete successfully with such entities in our acquisition, development and leasing activities in the future.

Significant Tenants

As of December 31, 2014, we lease 32 properties to Walgreens which represented approximately 21.9% of our total annualized base rent. The weighted average remaining lease term of our Walgreens leases was 13.8 years. No other tenant accounted for more than 5.0% of our annualized base rent as of December 31, 2014. See Item 2 “Properties” for additional information on our top tenants and the composition of our tenant base.

Regulation

Environmental

Investments in real property create a potential for environmental liability on the part of the owner or operator of such real property. If hazardous substances are discovered on or emanating from a property, the owner or operator of the property may be held strictly liable for all costs and liabilities relating to such hazardous substances. We have obtained a Phase I environmental study (which involves inspection without soil sampling or ground water analysis) conducted by independent environmental consultants on each of our properties and, in certain instances, have conducted additional investigation, including a Phase II environmental assessment. Furthermore, we have adopted a policy of conducting a Phase I environmental study on each property we acquire and conducting additional investigation as warranted.

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

Americans with Disabilities Act of 1990

Our properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The tenants will typically have primary responsibility for complying with the ADA, but we may incur costs if the tenant does not comply. As of December 31, 2014, we have not been notified by any governmental authority, nor are we otherwise aware, of any non-compliance with the ADA that we believe would have a material adverse effect on our business, financial position or results of operations.

Item 1a:              Risk Factors

Cautionary Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project,” or similar expressions. Forward-looking statements in this report include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated expenditures of capital, and other matters. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations, include, but are not limited to: the global and national economic conditions and changes in general economic, financial and real estate market conditions; changes in our business strategy; risks that our acquisition and development projects will fail to perform as expected; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; our ability to re-lease space as leases expire; loss or bankruptcy of one or more of our major tenants; a failure of our properties to generate additional income to offset increases in operating expenses; our ability to maintain our qualification as real estate investment trust (“REIT”) for federal income tax purposes and the limitations imposed on our business by our status as a REIT; legislative or regulatory changes, including changes to laws governing REITs; and other factors discussed in Item 1A. “Risk Factors” and elsewhere in this report and in subsequent filings with the Securities and Exchange Commission (“SEC”). We caution you that any such statements are based on currently available operational, financial and competitive information, and that you should not place undue reliance on these forward-looking statements, which reflect our management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward–looking statements to reflect events or circumstances as they occur.

Risks Related to Our Business and Operations

Global economic and financial conditions may have a negative effect on our business and operations.

Any worsening of economic conditions in our markets, including any disruption in the capital markets, could adversely affect our business and operations. Potential consequences of economic and financial conditions include:

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

We focus our development and investment activities on ownership of real properties that are net leased to a single tenant. Therefore, the financial failure of, or other default in payment by, a single tenant under its lease is likely to cause a significant reduction in our operating cash flows from that property and a significant reduction in the value of the property, and could cause a significant reduction in our revenues and a significant impairment loss.  We may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.

Failure by any major tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, would have a material adverse effect on us.

We derive substantially all of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition, particularly during periods of economic uncertainty.  As a result, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. In addition, lease terminations by a major tenant or a failure by that major tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In that event, we may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above would have a material adverse effect on our results of operations and our financial condition. See “—We may be subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants,” below.

We may be subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.

As of December 31, 2014, we derived approximately 21.9% of our annualized base rent from Walgreens. In the event of a default under its leases, we may experience delays in enforcing our rights as lessor and may incur substantial costs in seeking to protect our investment. Any bankruptcy, insolvency or failure to make rental payments, or any adverse change in its financial condition, or any other tenant to whom we may have a significant credit concentration now or in the future, would likely result in a material reduction of our cash flows and material losses to our company.

Bankruptcy laws will limit our remedies if a tenant becomes bankrupt and rejects its leases.

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

In the event that certain tenants cease to occupy a property, although under most circumstances such a tenant would remain liable for its lease payments, such an action may result in certain other tenants at our community shopping centers having the right to terminate their leases at the affected property, which could adversely affect the future income from that property.  As of December 31, 2014, each of our community shopping centers had tenants with those provisions in their leases.

Our portfolio has limited geographic diversification, which makes us more susceptible to adverse events in these areas.

Our properties are located throughout the United States and in particular, the State of Michigan (with 45 properties or 27.8% of our annualized base rent as of December 31, 2014).  An economic downturn or other adverse events or conditions such as terrorist attacks or natural disasters in these areas, or any other area where we may have significant concentration now or in the future, could result in a material reduction of our cash flows or material losses to our company.

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

Joint venture investments may expose us to certain risks.

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

We face risks relating to cybersecurity attacks, loss of confidential information and other business disruptions.

Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber-attack. Cybersecurity incidents could compromise the confidential information of our tenants, employees and third party vendors and affect the efficiency of our business operations.

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

At December 31, 2014, our ratio of total debt to total market capitalization (assuming conversion of OP Units) was approximately 28.5%.  The use of leverage presents an additional element of risk in the event that (1) the cash flow from lease payments on our properties is insufficient to meet debt obligations, (2) we are unable to refinance our debt obligations as necessary or on as favorable terms or (3) there is an increase in interest rates.  If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the property could be foreclosed upon with a consequent loss of income and asset value to us.  Under the “cross-default” provisions contained in mortgages encumbering some of our properties, our default under a mortgage with a lender would result in our default under mortgages held on other properties resulting in multiple foreclosures.

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

Our charter, our bylaws, the limited partnership agreement of the Operating Partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

We expect to continue to increase our capital resources by making additional offerings of equity and debt securities in the future, which would include classes of preferred stock, common stock and senior or subordinated notes. Our ability to raise additional capital may be adversely impacted by market conditions. Future market dislocations could cause us to seek sources of potentially less attractive capital. All debt securities and other borrowings, as well as all classes of preferred stock, will be senior to our common stock in a liquidation of our company. Additional equity offerings could dilute our stockholders’ equity, and reduce the market price of shares of our common stock. In addition, we may issue preferred stock with a distribution preference that may limit our ability to make distributions on our common stock. Our ability to estimate the amount, timing or nature of additional offerings is limited as these factors will depend upon market conditions and other factors.

The market price of our stock may vary substantially.

The market price of our common stock could be volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Among the market conditions that may affect the market price of our common stock are the following:

•	Changes in interest rates;
•	Our financial condition and operating performance and the performance of other similar companies;
•	Actual or anticipated variations in our quarterly results of operations;
•	The extent of investor interest in our company, real estate generally or commercial real estate specifically;
•	The reputation of REITs generally and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities;
•	Changes in expectations of future financial performance or changes in estimates of securities analysts;
•	Fluctuations in stock market prices and volumes; and
•	Announcements by us or our competitors of acquisitions, investments or strategic alliances.

An officer and director may have interests that conflict with the interests of stockholders.

An officer and member of our board of directors owns OP units in the Operating Partnership. This individual may have personal interests that conflict with the interests of our stockholders with respect to business decisions affecting us and the Operating Partnership, such as interests in the timing and pricing of property sales or refinancings in order to obtain favorable tax treatment. As a result, the effect of certain transactions on this unit holder may influence our decisions affecting these properties.

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

As we have previously described, we intend to maintain our qualification as a REIT for federal income tax purposes. However, this intended qualification is based on the tax laws that are currently in effect. We are unable to predict any future changes in the tax laws that would adversely affect our status as a REIT. If there is a change in the tax law that prevents us from qualifying as a REIT or that requires REITs generally to pay corporate level income taxes, we may not be able to make the same level of distributions to our stockholders.

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

Item 1B:              Unresolved Staff Comments

There are no unresolved staff comments.

Item 2:                 Properties

As of December 31, 2014, our portfolio consisted of 209 properties located in 37 states and totaling approximately 4.3 million square feet of gross leasable area. Our portfolio included 203 net lease properties, which contributed approximately 91.6% of annualized base rent, and six community shopping centers, which generated the remaining 8.4% of annualized base rent.

As of December 31, 2014, our portfolio was approximately 98.6% leased and had a weighted average remaining lease term of approximately 11.9 years. A significant majority of our properties are leased to national tenants and approximately 55.8% of our annualized base rent was derived from tenants, or parents thereof, with an investment grade credit rating. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically subject to future rent increases based on fixed amounts or increases in the consumer price index and many leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

Property Type Summary

The following table presents certain information about our properties as of December 31, 2014:

($ in thousands)
	Number of	Annualized	% of Ann.	% IG	Wtd. Avg.
Property Type	Properties	Base Rent (1)	Base Rent	Rated (2)	Lease Term
Retail Net Lease	180	$45,834	81.1%	56.0%	12.3 yrs
Retail Net Lease (ground leases)	23	5,941	10.5%	89.1%	14.7 yrs
Total Retail Net Lease	203	$51,775	91.6%	59.8%	12.6 yrs
Community Shopping Centers	6	4,729	8.4%	11.8%	4.9 yrs
Total Portfolio	209	$56,504	100.0%	55.8%	11.9 yrs

(1)	Represents annualized straight-line rent as of December 31, 2014.
(2)	Reflects tenants, or parent entities thereof, with investment grade credit ratings from S&P, Moody's, Fitch and/or NAIC.
16

Tenant Diversification

The following table presents annualized base rents for all tenants that generated 2.0% or greater of our total annualized base rent as of December 31, 2014:

($ in thousands)
	Annualized	% of Ann.
Tenant / Concept	Base Rent (1)	Base Rent
Walgreens	$12,362	21.9%
Wawa	2,465	4.4%
CVS	2,463	4.4%
Wal-Mart	2,039	3.6%
Rite Aid	1,962	3.5%
Lowe's	1,846	3.3%
LA Fitness	1,694	3.0%
Kmart	1,618	2.9%
Taco Bell (2)	1,537	2.7%
Academy Sports	1,340	2.4%
Burger King (3)	1,241	2.2%
Kohl's	1,180	2.1%
AutoZone	1,163	2.1%
Total	$32,910	58.5%

(1)	Represents annualized straight-line rent as of December 31, 2014.
(2)	Franchise restaurants operated by Charter Foods North, LLC.
(3)	Franchise restaurants operated by Meridian Restaurants.

Significant Tenants

Walgreens operates the largest drugstore chain in the United States and trades, through its holding company Walgreens Boot Alliance, Inc., on the Nasdaq stock exchange under the symbol “WBA”. For its fiscal year ended August 31, 2014, Walgreens had total assets of approximately $37.2 billion, annual net sales of $76.4 billion, annual net income of $1.9 billion and shareholders’ equity of $20.6 billion. As of August 31, 2014, Walgreens operated 8,309 locations in 50 states, the District of Columbia, Puerto Rico and U.S. Virgin Islands.

On December 31, 2014, Walgreens and Alliance Boots GmbH completed a merger to form Walgreens Boots Alliance, Inc. Under a reorganization merger agreement approved by Walgreens shareholders, Walgreens became a wholly owned subsidiary of Walgreens Boots Alliance, Inc. and existing shares of Walgreens common stock were converted automatically into shares of Walgreens Boots Alliance common stock on a one-for-one basis.

The information set forth above was derived from the annual report on Form 10-K filed by Walgreens with respect to their 2014 fiscal year and the current report on Form 8-K filed by Walgreens Boot Alliance, Inc. with respect to the merger agreement. Additional information regarding Walgreens and Walgreens Boots Alliance, Inc. can be found in their public filings. These filings can be accessed at www.sec.gov. We are unable to confirm, and make no representations with respect to the accuracy of these reports and therefore you should not place undue reliance on such information as it pertains to our operations.

Tenant Sector Diversification

The following table presents annualized base rents for our top retail sectors as of December 31, 2014:

($ in thousands)
	Annualized	% of Ann.
Tenant Sector	Base Rent (1)	Base Rent
Pharmacy	$16,788	29.7%
Restaurants - Quick Service	4,247	7.5%
Apparel	3,423	6.1%
Warehouse Clubs	2,957	5.2%
Sporting Goods	2,736	4.8%
Convenience Stores	2,599	4.6%
Health & Fitness	2,546	4.5%
Grocery Stores	2,426	4.3%
General Merchandise	2,006	3.6%
Restaurants - Casual Dining	1,848	3.3%
Home Improvement	1,846	3.3%
Financial Services	1,693	3.0%
Other (2)	11,389	20.1%
Total	$56,504	100.0%

(1)	Represents annualized straight-line rent as of December 31, 2014.
(2)	Includes sectors generating less than 3.0% of annualized base rent.

Geographic Diversification

The following table presents annualized base rents, by state, for our portfolio as of December 31, 2014:

($ in thousands)

	Annualized	% of Ann.
Tenant Sector	Base Rent (1)	Base Rent
Michigan	$15,718	27.8%
Florida	6,899	12.2%
Ohio	3,516	6.2%
Illinois	3,269	5.8%
Pennsylvania	2,796	4.9%
Georgia	1,780	3.2%
North Carolina	1,747	3.1%
Texas	1,529	2.7%
New York	1,551	2.7%
Missouri	1,411	2.5%
Kansas	1,273	2.3%
California	1,238	2.2%
North Dakota	1,222	2.2%
Indiana	1,201	2.2%
Oregon	1,134	2.0%
Tennessee	1,063	1.9%
Virginia	1,038	1.8%
South Carolina	977	1.7%
Colorado	821	1.5%
Utah	756	1.3%
Minnesota	637	1.1%
Kentucky	634	1.1%
New Jersey	590	1.0%
Alabama	523	0.9%
Louisiana	396	0.7%
Connecticut	403	0.7%
Washington	339	0.6%
Delaware	326	0.6%
South Dakota	326	0.6%
Maryland	277	0.5%
Nevada	224	0.4%
Wisconsin	204	0.4%
Arizona	175	0.3%
Montana	184	0.3%
Mississippi	151	0.3%
Oklahoma	96	0.2%
Nebraska	80	0.1%
Total	$56,504	100.0%

(1) Represents annualized straight-line rent as of December 31, 2014.

Lease Expirations

The following table presents contractual lease expirations within the Company’s portfolio as of December 31, 2014, assuming that no tenants exercise renewal options:

(in thousands)

		Annualized Base Rent (1)		Gross Leasable Area
			% of		% of
Year	Leases	Amount	Total	Amount	Total
2015	7	$726	1.3%	152	3.5%
2016	9	318	0.6%	35	0.8%
2017	12	1,867	3.3%	134	3.1%
2018	16	2,085	3.7%	305	7.1%
2019	15	3,738	6.6%	344	8.0%
2020	15	2,740	4.8%	321	7.4%
2021	15	4,256	7.5%	256	5.9%
2022	12	2,605	4.6%	257	6.0%
2023	15	2,419	4.3%	221	5.1%
2024	12	3,095	5.5%	210	4.9%
Thereafter	135	32,655	57.8%	2,080	48.2%
Total	263	$56,504	100.0%	4,315	100.0%

(1)	Represents annualized straight-line rent as of December 31, 2014.

Community Shopping Centers

Our six community shopping centers range in size from 20,000 to 241,458 square feet of GLA. Our community shopping centers are anchored by national tenants.

The location and primary occupancy information with respect to the community shopping centers as of December 31, 2014 are set forth below:

		Year	Gross		Annualized	Percent	Anchor Tenants
		Completed /	Leasable	Annualized	Base Rent	Leased at	(Lease Expiration /
Property	Location	Renovated	Area (Sq. Ft.)	Base Rent (1)	per Sq. Ft (2)	December 31, 2014	Option Expiration) (3)
Capital Plaza	Frankfort, KY	1978 / 2006	116,212	$634,000	$5.46	100%	Kmart (2018 / 2053)
							Walgreens (2032 / 2052)

Marshall Plaza	Marshall, MI	1990	119,479	$701,601	$5.87	100%	Kmart (2020 / 2065)

Central Michigan Commons	Mt. Pleasant, MI	1973 / 1997	241,458	$927,495	$4.50	85%	Kmart (2018 / 2048)
							JC Penney (2015 / 2035)
							Staples (2020 / 2030)

North Lakeland Plaza	Lakeland, FL	1987	171,397	$1,339,945	$7.82	100%	Best Buy (2021 / 2028)
							Beall's (2020 / 2035)

Ferris Commons	Big Rapids, MI	1990	169,524	$1,016,993	$6.00	100%	Kmart (2015 / 2065)
							MC Sports (2018 / 2033)

West Frankfort Plaza	West Frankfort, IL	1982	20,000	$108,586	$6.79	80%

Totals			838,070	$4,728,620	$5.64	95%

(1)	Represents annualized straight-line rent as of December 31, 2014.
(2)	Calculated as total annualized base rent divided by leased GLA.
(3)	Only the tenant has the option to extend a lease beyond the initial term.

Item 3:	Legal Proceedings

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

			Dividends
Quarter Ended	High	Low	Declared
March 31, 2014	$31.67	$28.17	$0.43
June 30, 2014	$31.22	$29.22	$0.43
September 30, 2014	$30.82	$27.38	$0.43
December 31, 2014	$31.63	$27.09	$0.45

March 31, 2013	$30.10	$26.89	$0.41
June 30, 2013	$33.85	$28.75	$0.41
September 30, 2013	$32.48	$26.81	$0.41
December 31, 2013	$32.16	$27.77	$0.41

On February 27, 2015, the reported closing sale price per share of common stock on the NYSE was $32.83.

At February 27, 2015, there were 17,617,747 shares of our common stock issued and outstanding which were held by approximately 139 stockholders of record. The number of stockholders of record does not reflect persons or entities that held their shares in nominee or “street” name. In addition, at February 27, 2015 there were 347,619 outstanding OP Units held by a limited partner other than our Company. The OP Units are exchangeable into shares of common stock on a one-for-one basis.

For 2014, we paid $1.74 per share of common stock in dividends. Of the $1.74, 80.35% represented ordinary income, and 19.65% represented return of capital, for tax purposes. For 2013, we paid $1.64 per share of common stock in dividends. Of the $1.64, 83.7% represented ordinary income, and 16.3% represented return of capital, for tax purposes.

We intend to continue to declare quarterly dividends to our stockholders. However, our distributions are determined by our board of directors and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the board of directors deems relevant. We have historically paid cash dividends, although we may choose to pay a portion in stock dividends in the future. To qualify as a REIT, we must distribute at least 90% of our REIT taxable income prior to net capital gains to our stockholders, as well as meet certain other requirements. We must pay these distributions in the taxable year the income is recognized; or in the following taxable year if they are declared during the last three months of the taxable year, payable to stockholders of record on a specified date during such period and paid during January of the following year. Such distributions are treated for REIT tax purposes as paid by us and received by our stockholders on December 31 of the year in which they are declared. In addition, at our election, a distribution for a taxable year may be declared in the following taxable year if it is declared before we timely file our tax return for such year and if paid on or before the first regular dividend payment after such declaration. These distributions qualify as dividends paid for the 90% REIT distribution test for the previous year and are taxable to holders of our capital stock in the year in which paid.

During the year ended December 31, 2014, we did not sell any unregistered securities. During the fourth quarter of 2014, we did not repurchase any of our equity securities.

For information about our equity compensation plan, please see Part III, Item 12 of this Annual Report on Form 10-K.

Item 6:	Selected Financial Data

The following table sets forth our selected financial information on a historical basis and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Certain amounts have been reclassified to conform to the current presentation of discontinued operations. The balance sheet for the periods ending December 31, 2010 through 2014 and operating data for each of the periods presented were derived from our audited financial statements.

Selected Financial Data

(in thousands, except per share information and other data)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Operating Data
Total revenues	$53,559	$43,518	$34,624	$30,263	$26,235
Expenses
Property costs (1)	4,917	3,656	3,328	3,469	2,730
General and administrative	6,629	5,952	5,682	5,662	5,003
Interest	8,587	6,475	5,134	3,957	3,461
Depreciation and amortization	11,103	8,489	6,241	5,200	4,119
Impairments	3,020	-	-	600	6,160
Total Expenses	34,256	24,572	20,385	18,888	21,473
Income From Operations	19,303	18,946	14,239	11,375	4,762
Gain on extinguishment of debt	-	-	-	2,360	-
Loss on sale of assets	(528)	-	-	-	-
Income From Continuing Operations	18,775	18,946	14,239	13,735	4,762
Gain on sale of asset from discontinued operations	123	946	2,097	110	4,738
Income (loss) from discontinued operations	15	298	2,267	(3,956)	6,128
Net income	18,913	20,190	18,603	9,889	15,628
Less net income attributable to non-controlling interest	425	515	554	338	561
Net income attributable to Agree Realty Corporation	$18,488	$19,675	$18,049	$9,551	$15,067
Share Data
Weighted average common shares - diluted	14,967	13,158	11,137	9,681	9,191
Net income per share - diluted	$1.24	$1.50	$1.62	$0.99	$1.64
Cash dividends per share	$1.74	$1.64	$1.60	$1.60	$2.04
Balance Sheet Data
Real Estate (before accumulated depreciation)	$589,147	$471,366	$398,812	$340,074	$338,221
Total Assets	$593,580	$462,742	$370,093	$293,944	$285,042
Total Debt, including accrued interest	$222,483	$158,869	$161,242	$120,032	$100,128
Other Data
Number of Properties	209	130	109	87	81
Gross Leasable Area (Sq. Ft.)	4,315,000	3,662,000	3,259,000	3,556,000	3,848,000
Percentage Leased	99%	98%	98%	93%	99%

(1)	Property costs include real estate taxes, insurance, maintenance and land lease expense.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, and related notes thereto, included elsewhere in this Annual Report on Form 10-K and the “-Special Note Regarding Forward-Looking Statements” in Item 1A “Risk Factors” above.

Overview

We are a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. We were founded in 1971 by our current Executive Chairman, Richard Agree, and listed on the NYSE in 1994. Our assets are held by, and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 98.06% interest as of December 31, 2014.

As of December 31, 2014, our portfolio consisted of 209 properties located in 37 states and totaling approximately 4.3 million square feet of gross leasable area. As of December 31, 2014, our portfolio was approximately 98.6% leased and had a weighted average remaining lease term of approximately 11.9 years. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 1994. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes and we intend to continue operating in such a manner.

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

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09 “Revenue from Contracts with Customers” as a new Topic, Accounting Standards Codification ("ASC") Topic 606. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC, including revenue from leases. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the new guidance and has not determined the impact, if any, this standard may have on the consolidated financial statements.

Critical Accounting Policies

Our accounting policies are determined in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that are subjective in nature and, as a result, our actual results could differ materially from our estimates. Set forth below are the more critical accounting policies that require management judgment and estimates in the preparation of our consolidated financial statements. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 to our consolidated financial statements.

Revenue Recognition

We lease real estate to our tenants under long-term net leases which we account for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Rental increases based upon changes in the consumer price indexes, or other variable factors, are recognized only after changes in such factors have occurred and are then applied according to the lease agreements. Certain leases also provide for additional rent based on tenants’ sales volumes. These rents are recognized when determinable by us after the tenant exceeds a sales breakpoint. Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses are generally included in operating costs reimbursement in the period when such expenses are recorded.

Real Estate Investments

We record the acquisition of real estate at cost, including acquisition and closing costs. For properties developed by us, all direct and indirect costs related to planning, development and construction, including interest, real estate taxes and other miscellaneous costs incurred during the construction period, are capitalized for financial reporting purposes and recorded as property under development until construction has been completed.

Accounting for Acquisitions of Real Estate

The acquisition of property for investment purposes is typically accounted for as an asset acquisition. We allocate the purchase price to land, building and identified intangible assets and liabilities, based in each case on their relative estimated fair values and without giving rise to goodwill. Intangible assets and liabilities represent the value of in-place leases and above or below market leases. In making estimates of fair values, we may use a number of sources, including data provided by independent third parties, as well as information obtained by us as a result of our due diligence, including expected future cash flows of the property and various characteristics of the markets where the property is located.

Depreciation

Our real estate portfolio is depreciated using the straight-line method over the estimated remaining useful life of the properties, which generally ranges from 30 to 40 years for buildings and 10 to 20 years for improvements.

Impairments

We review our real estate investments periodically for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events or circumstances that may occur include, but are not limited to, significant changes in real estate market conditions or our ability to re-lease or sell properties that are vacant or become vacant. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. An asset is considered impaired if its carrying value exceeds its estimated undiscounted cash flows and an impairment charge is recorded in the amount by which the carrying value of the asset exceeds its estimated fair value.

Results of Operations

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

Minimum rental income increased $8,508,000, or 21%, to $49,403,000 in 2014, compared to $40,895,000 in 2013. Approximately $6,809,000 of the increase is due to the acquisition of 77 properties in 2014 and the full year impact of 18 properties acquired in 2013. Approximately $2,158,000 of the increase is attributable to five development projects completed in 2014 and the full year impact of six development projects completed in 2013. These increases were partially offset by approximately $341,000 due to a reduction in minimum rental income from properties sold during 2014 that were owned for all of 2013, and approximately $101,000 due to other minimum rental income adjustments.

Percentage rents increased to $160,000 in 2014 from $36,000 in 2013. The primary driver of the increase is properties acquired in 2013 for which we received percentage rent in 2014.

Operating cost reimbursements increased $1,257,000, or 49%, to $3,825,000 in 2014, compared to $2,567,000 in 2013. Operating cost reimbursements increased due to higher levels of recoverable property operating expenses as a result of our 2014 and 2013 acquisition and development activity. Our portfolio recovery rate increased to 86.1% in 2014 compared to 79.5% in 2013.

Other income increased to $171,000 in 2014 from $19,000 in 2013. The primary driver of the increase is non-recurring fee income earned in 2014.

Real estate taxes increased $730,000, or 36%, to $2,766,000 in 2014, compared to $2,035,000 in 2013. The increase is due to the ownership of additional properties in 2014 compared to 2013 for which we remit real estate taxes and are subsequently reimbursed by tenants.

Property operating expenses increased $486,000, or 41%, to $1,679,000 in 2014, compared to $1,193,000 in 2013. The increase is primarily due to the ownership of additional properties in 2014 compared to 2013 which contributed to higher property maintenance, utilities and insurance expenses. Our tenants subsequently reimbursed us for the majority of these expenses.

Land lease payments increased $44,000, or 10%, to $472,000 in 2014, compared to $428,000 for 2013. The increase is the result a property acquired in 2014 that is subject to a land lease.

General and administrative expenses increased $677,000, to $6,629,000 in 2014, compared to $5,952,000 in 2013. The increase is primarily the result of increased employee costs of $582,000 and a net increase in other expenses of $66,000. General and administrative expenses as a percentage of total revenue decreased to 12.4% for 2014 from 13.7% in 2013.

Depreciation and amortization increased $2,613,000, or 31%, to $11,103,000 in 2014, compared to $8,489,000 in 2013. The increase was primarily the result of the acquisition of 77 properties in 2014 and 18 properties in 2013.

We recognized impairment charges of $3,020,000 in 2014, including (i) $220,000 as a result of writing down the carrying value of Petoskey Town Center, which was under contract for sale, but not classified as held for sale at September 30, 2014 due to contingencies associated with the contract and (ii) $2,800,000 as a result of writing down the carrying value of Chippewa Commons due to an anchor tenant declining to exercise an extension option which would contribute to vacancy and diminished cash flows and resulted in a fair value that was less than the net book value of the asset. We recognized an impairment charge of $450,000 in 2013 as a result of writing down the carrying value of Ironwood Commons, which was under contract for sale, but not classified as held for sale at September 30, 2013 due to contingencies associated with the contract. This amount is reflected in discontinued operations in 2013.

Interest expense increased $2,112,000, or 33%, to $8,587,000 in 2014, from $6,475,000 in 2013. The increase in interest expense is a result of higher levels of borrowings to finance the acquisition and development of additional properties in 2014 and 2013, including a $65,000,000 unsecured term loan entered into in July of 2014 and a $35,000,000 unsecured term loan entered into in September of 2013.

We recognized a net loss on sales of assets of $528,000 in 2014 which was attributable primarily to a $234,000 loss on the sale of Chippewa Commons in December 2014 and a $276,000 loss on the sale of a property in East Lansing, Michigan in August 2014 (the property was subject to a purchase option exercised by the lessee). We also recognized a gain of $123,000 on the sale of the Ironwood Commons in January 2014. This gain is reflected in discontinued operations in 2014. In 2013, we recognized a gain of $946,000 on the sale of a Walgreens in Ypsilanti, Michigan. This gain is reflected in discontinued operations in 2013.

Income from discontinued operations was $15,000 in 2014 compared to $298,000 in 2013. Income from discontinued operations in 2014 was attributable to Ironwood Commons which was classified as held for sale at December 31, 2013 and subsequently sold in January 2014. Income from discontinued operations in 2013 was attributable to Ironwood Commons, inclusive of the $450,000 impairment charge described above, and a Walgreens in Ypsilanti, Michigan that was sold in January 2013.

Our net income decreased $1,277,000, or 6%, to $18,913,000 in 2014, from $20,190,000 in 2013 as a result of the foregoing factors.

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

Minimum rental income increased $8,326,000, or 26%, to $40,895,000 in 2013, compared to $32,569,000 in 2012. Approximately $7,002,000 of the increase was due to the acquisition of 18 properties in 2013 and the full year impact of 25 properties acquired in 2012. Approximately $1,185,000 of the increase was attributable to six development projects completed in 2013 and the full year impact of two development projects completed in 2012. Additionally, minimum rental income increased by approximately $139,000 as a result of other rent adjustments.

Percentage rents increased to $36,000 in 2013 from $24,000 in 2012.

Operating cost reimbursements increased $596,000, or 30%, to $2,567,000 in 2013, compared to $1,971,000 in 2012. Operating cost reimbursements increased due to higher levels of recoverable property operating expenses as a result of our 2013 and 2012 acquisition and development activity. Our portfolio recovery rate increased to 79.5% in 2013 compared to 71.6% in 2012.

Other income decreased to $19,000 in 2013 compared to $60,000 in 2012. The primary driver of the decrease was non-recurring fee income earned in 2012.

Real estate taxes increased $249,000, or 14%, to $2,035,000 in 2013, compared to $1,786,000 in 2012. The increase is due to the ownership of additional properties in 2013 compared to 2012 for which we remit real estate taxes and are subsequently reimbursed by tenants.

Property operating expenses increased $225,000, or 23%, to $1,193,000 in 2013, compared to $968,000 in 2012. The increase is primarily due to the ownership of additional properties in 2013 compared to 2012 which contributed to higher property maintenance, utilities and insurance expenses. Our tenants subsequently reimbursed us for the majority of these expenses.

Land lease payments decreased $146,000, or 25%, to $428,000 in 2013 compared to $574,000 for 2012. The decrease is the result of our purchase of the underlying land at our property in Ann Arbor, Michigan in June 2012.

General and administrative expenses increased $270,000, to $5,952,000 in 2013 compared to $5,682,000 in 2012. The increase in general and administrative expenses was primarily the result of increased employee costs of $196,000, increased professional fees of $99,000, offset by net decreases in other expenses of $25,000. General and administrative expenses as a percentage of total revenue decreased to 13.7% for 2013 from 16.4% in 2012.

Depreciation and amortization increased $2,248,000, or 36%, to $8,489,000 in 2013 compared to $6,241,000 in 2012. The increase was primarily the result of the acquisition of 18 properties in 2013 and 25 properties in 2012.

Interest expense increased $1,341,000, or 26%, to $6,475,000 in 2013, from $5,134,000 in 2012. The increase in interest expense was a result of higher levels of borrowings to finance the acquisition and development of additional properties in 2013 and 2012, including a $35,000,000 unsecured term loan entered into in September of 2013, a $25,000,000 secured term loan entered into in December 2012 and a $23,600,000 Commercial Mortgage Backed Security “CMBS” financing that closed in December 2012.

In 2013, we recognized a gain of $946,000 on the sale of a Walgreens in Ypsilanti, Michigan. This gain is reflected in discontinued operations in 2013. In 2012 we recognized a net gain of $2,097,000 on the sale of six assets, including a vacant single tenant office property, two vacant single tenant retail properties, a Kmart-anchored shopping center in Charlevoix, Michigan, a Kmart-anchored shopping center in Plymouth, Wisconsin and a Kmart-anchored shopping center in Shawano, Wisconsin.

Income from discontinued operations was $298,000 in 2013 compared to $2,267,000 in 2012. Income from discontinued operations in 2013 was attributable to Ironwood Commons, inclusive of a $450,000 impairment charge, and a Walgreens in Ypsilanti, Michigan that was sold in January 2013. Income from discontinued operations in 2012 was attributable to six properties that were sold during 2012, four former Borders properties that were conveyed to the lender in March 2012, and a Walgreens in Ypsilanti, Michigan which was classified as held for sale at December 31, 2012 and subsequently sold in January 2013.

Our net income increased $1,586,000, or 9%, to $20,190,000 in 2013, from $18,604,000 in 2012 as a result of the foregoing factors.

Liquidity and Capital Resources

Our principal demands for funds include payment of operating expenses, payment of principal and interest on our outstanding indebtedness, distributions to our shareholders and future property acquisitions and development.

We expect to meet our short term liquidity requirements through cash provided from operations and borrowings under our Credit Facility. As of December 31, 2014, $15,000,000 was outstanding on our Credit Facility and $135,000,000 was available for future borrowings. We anticipate funding our long term capital needs through cash provided from operations, borrowings under our Credit Facility, the issuance of long term debt or the issuance of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Capitalization

As of December 31, 2014, our total market capitalization was approximately $777,887,000. Market capitalization consisted of $556,124,000 of common equity (based on the December 31, 2014 closing price on the NYSE of $31.09 per common share and assuming the conversion of OP Units) and $221,762,200 of total debt including (i) $106,762,000 of mortgage notes payable; (ii) $100,000,000 of unsecured term loans; and (iii) $15,000,000 of borrowings under our Credit Facility. Our ratio of total debt to total market capitalization was 28.5% at December 31, 2014.

At December 31, 2014, the non-controlling interest in our Operating Partnership represented ownership of 1.94% of the Operating Partnership. The OP Units may, under certain circumstances, be exchanged for our shares of common stock on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option to settle exchanged OP Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all OP Units, there would have been 17,887,565 shares of common stock outstanding at December 31, 2014.

Debt

Revolving Credit and Term Loan Facility

In July 2014, the Company entered into a $250,000,000 senior unsecured revolving credit and term loan agreement consisting of (i) a new $150,000,000 revolving credit facility (the “Credit Facility”); (ii) a new $65,000,000 seven-year unsecured term loan facility (the “2021 Term Loan”); and (iii) our existing $35,000,000 unsecured term loan facility due 2020 (the “2020 Term Loan”). The Credit Facility, 2021 Term Loan and 2020 Term Loan, together, are referred to as our “Revolving Credit and Term Loan Facility”.

The Credit Facility is due July 21, 2018, with an additional one-year extension at the Company’s option, subject to customary conditions. Borrowings under the Credit Facility are priced at LIBOR plus 135 to 200 basis points, depending on the Company’s leverage. As of December 31, 2014, $15,000,000 was outstanding under the Credit Facility bearing a weighted average interest rate of approximately 1.5% and $135,000,000 was available for borrowing.

The 2021 Term Loan matures on July 21, 2021. Borrowings under the 2021 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage. The Company entered into interest rate swaps to fix LIBOR at 2.09% until maturity, implying an all-in interest rate of 3.74% at closing. As of December 31, 2014, $65,000,000 was outstanding under the 2021 Term Loan.

The 2020 Term Loan matures on September 29, 2020. Borrowings under the 2020 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage. The Company entered into interest rate swaps to fix LIBOR at 2.20% until maturity, implying an all-in interest rate of 3.85% at closing. As of December 31, 2014, $35,000,000 was outstanding under the 2020 Term Loan.

The Revolving Credit and Term Loan Facility contains customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties, and permitted investments. The Company was in compliance with the covenant terms at December 31, 2014.

Mortgage Notes Payable

As of December 31, 2014, we had total mortgage indebtedness of $106,762,000 with a weighted average maturity of 5.1 years. Including our mortgages that have been swapped to a fixed interest rate, our weighted average interest rate on mortgage debt was 4.27%.

($ in thousands)

	Interest		Principal Amount Outstanding
Mortgage Note Payable	Rate (1)	Maturity	December 31, 2014	December 31, 2013
Portfolio Mortgage Loan due 2016	6.56%	June 2016	$8,580	$8,580
Portfolio Mortgage Loan due 2017	6.63%	February 2017	2,406	3,405
Secured Term Loan due 2017	3.62%	May 2017 (2)	21,398	22,018
Secured Term Loan due 2018	2.49%	April 2018	25,000	25,000
Portfolio Mortgage Loan due 2020	6.90%	January 2020	7,896	9,150
Single Asset Mortgage Loan due 2020	6.24%	January 2020	3,204	3,275
CMBS Portfolio Loan due 2023	3.60%	January 2023	23,640	23,640
Single Asset Mortgage Loan due 2023	5.01%	September 2023	5,595	-
Portfolio CTL due 2026	6.27%	July 2026	9,043	9,558
Single Asset Mortgage Loan due 2014	4.16%	June 2014	-	9,272
Total			$106,762	$113,898

(1)	Fixed rates, including the effect of interest rate swaps.

(2)	The note matures May 14, 2017 and may be extended, at the Company’s election, for a two-year term to May 2019, subject to certain conditions.

The mortgage loans encumbering our properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At December 31, 2014, the mortgage loan of $21,398,000 was partially recourse to us and secured by a limited guaranty of payment and performance for approximately 50% of the loan amount.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014:

($ in thousands)

	Total	Yr 1	2-3 Yrs	4-5 Yrs	Over 5 Yrs
Mortgage Notes Payable	$106,762	$3,839	$35,327	$30,326	$37,270
Revolving Credit Facility	15,000	-	-	15,000	-
Unsecured Term Loans	100,000	-	-	-	100,000
Land Lease Obligations	11,401	515	1,029	1,031	8,826
Estimated Interest Payments on Mortgage Notes Payable and Unsecured Term Loans	44,164	8,270	14,567	11,625	9,702
Total	$277,327	$12,624	$50,923	$57,982	$155,798

Estimated interest payments are based on (i) the stated rates for mortgage notes payable, including the effect of interest rate swaps and (ii) the stated rates for unsecured term loans, including the effect of interest rate swaps and assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Dividends

During the quarter ended December 31, 2014, we declared a quarterly dividend of $0.45 per share. The cash dividend was paid on January 6, 2015 to holders of record on December 23, 2014.

During the quarter ending March 31, 2015, we declared a quarterly dividend of $0.45 per share. The cash dividend will be paid on April 14, 2014 to holders of record on March 31, 2014.

Inflation

Our leases typically contain provisions to mitigate the adverse impact of inflation on our results of operations. Tenant leases generally provide for limited increases in rent as a result of fixed increases or increases in the consumer price index. Certain of our leases contain clauses enabling us to receive percentage rents based on tenants’ gross sales, which generally increase as prices rise. During times when inflation is greater than increases in rent, rent increases will not keep up with the rate of inflation.

Substantially all of properties are leased to tenants under long-term, net leases which require the tenant to pay certain operating expenses for a property, thereby reducing our exposure to operating cost increases resulting from inflation. Inflation may have an adverse impact on our tenants.

Funds from Operations

Funds from Operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts, Inc. (NAREIT) to mean net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and any impairment charges on a depreciable real estate asset, and after adjustments for unconsolidated partnerships and joint ventures. Management uses FFO as a supplemental measure to conduct and evaluate the Company’s business because there are certain limitations associated with using GAAP net income by itself as the primary measure of the Company’s operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself.

FFO should not be considered as an alternative to net income as the primary indicator of the Company’s operating performance, or as an alternative to cash flow as a measure of liquidity. Further, while the Company adheres to the NAREIT definition of FFO, its presentation of FFO is not necessarily comparable to similarly titled measures of other REITs due to the fact that all REITs may not use the same definition.

Adjusted Funds from Operations (“AFFO”) is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. AFFO further adjusts FFO for certain non-cash items that reduce or increase net income in accordance with GAAP. Management considers AFFO a useful supplemental measure of the Company’s performance, however, AFFO should not be considered an alternative to net income as an indication of the Company’s performance, or to cash flow as a measure of liquidity or ability to make distributions. The Company’s computation of AFFO may differ from the methodology for calculating AFFO used by other equity REITs, and therefore may not be comparable to such other REITs. Note that, during the year ended December 31, 2014, the Company adjusted its calculation of AFFO to exclude non-recurring capitalized building improvements and to include non-real estate related depreciation and amortization. Management believes that these changes provide a more useful measure of operating performance in the context of AFFO.

The following table provides a reconciliation of FFO and net income for the years ended December 31, 2014, 2013 and 2012:

	Year Ended
Reconciliation of Funds from Operations to Net Income	December 31, 2014	December 31, 2013	December 31, 2012
Net income	$18,913,008	$20,189,611	$18,603,594
Depreciation of real estate assets	8,361,698	6,930,145	5,726,319
Amortization of leasing costs	125,946	113,101	106,100
Amortization of lease intangibles	2,490,585	1,633,691	1,025,077
Impairment charge	3,020,000	450,000	-
(Gain) loss on sale of assets	404,996	(946,347)	(2,097,105)
Funds from Operations	$33,316,233	$28,370,201	$23,363,985

Funds from Operations Per Share - Diluted	$2.18	$2.10	$2.03

Weighted average shares and OP units outstanding
Basic	15,230,205	13,413,526	11,418,937
Diluted	15,314,514	13,505,124	11,484,529

The following table provides a reconciliation of AFFO and net income for the years ended December 31, 2014, 2013 and 2012:

	Year Ended
Reconciliation of Adjusted Funds from Operations to Net Income	December 31, 2014	December 31, 2013	December 31, 2012
Net income	$18,913,008	$20,189,611	$18,603,594
Cumulative adjustments to calculate FFO	14,403,225	8,180,590	4,760,391
Funds from Operations	$33,316,233	$28,370,201	$23,363,985
Straight-line accrued rent	(1,415,739)	(1,148,462)	(738,118)
Deferred revenue recognition	(463,380)	(463,380)	(463,380)
Stock based compensation expense	1,986,835	1,812,532	1,657,209
Amortization of financing costs	398,248	326,238	285,385
Non-Real Estate Depreciation	122,861	66,596	65,962
Adjusted Funds from Operations	$33,945,058	$28,963,725	$24,171,043

Additional supplemental disclosure
Scheduled principal repayments	$3,599,130	$3,478,384	$3,164,654
Capitalized interest	$263,472	$566,753	$149,054
Capitalized building improvements	$145,274	$87,018	$170,858

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

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

	2015	2016	2017	2018	2019	Thereafter	Total
Mortgage Notes Payable	$3,839	$12,674	$22,653	$27,575	$2,750	$37,271	$106,762
Average Interest Rate	5.36%	6.13%	6.43%	3.94%	2.86%	4.50%

Unsecured Revolving Credit Facility	$-	$-	$-	$15,000	$-	$-	$15,000
Average Interest Rate				1.52%

Unsecured Term Loans	$-	$-	$-	$-	$-	$100,000	$100,000
Average Interest Rate						3.78%	-

The fair value (in thousands) is estimated at $107,814 and $97,919 for mortgage notes payable and unsecured term loan, respectively, as of December 31, 2014.

The table above incorporates those exposures that exist as of December 31, 2014; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In April 2012, we entered into a forward starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22,300,000 in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 1.92%. This swap effectively converted $22,300,000 of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of December 31, 2014, this interest rate swap was valued as a liability of $425,000.

In December 2012, we entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $25,000,000 in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 0.89%. This swap effectively converted $25,000,000 of variable-rate borrowings to fixed-rate borrowings from December 6, 2012 to April 4, 2018. As of December 31, 2014, this interest rate swap was valued as an asset of $274,000.

In September 2013, we entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35,000,000 in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 2.20%. This swap effectively converted $35,000,000 of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of December 31, 2014, this interest rate swap was valued as a liability of $911,000.

In July 2014, we entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65,000,000 in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 2.09%. This swap effectively converted $65,000,000 of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of December 31, 2014, this interest rate swap was valued as a liability of $1,047,000.

We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of December 31, 2014.

As of December 31, 2014, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $150,000.

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

Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under this item is contained on page F-2 of this Annual Report on Form 10-K.

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders.

Item 11:	Executive Compensation

Incorporated herein by reference to our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes the equity compensation plan under which our common stock may be issued as of December 31, 2014.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrant and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	-	-	620,071	(1)
Equity Compensation Plans Not Approved by Security Holders	-	-	-

Total	-	-	620,071

(1)	Relates to various stock-based awards available for issuance under our 2014 Omnibus Incentive Plan, including incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards and dividend equivalent rights.

Additional information is incorporated herein by reference to our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders.

Item 13:	Certain Relationships, Related Transactions and Director Independence

Incorporated herein by reference to our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders.

Item 14:	Principal Accounting Fees and Services

Incorporated herein by reference to our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

A.		The following documents are filed as part of this Annual Report on Form 10-K:
	1 - 2.	The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Annual Report on Form 10-K.

	3.	Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, including all amendments and articles supplementary thereto, (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-12928) for the quarter ended June 30, 2013)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 8-K (No. 001-12928) filed on May 9, 2013)

4.1	Rights Agreement, dated as of December 7, 1998, by and between Agree Realty Corporation, a Maryland corporation, and Computershare Trust Company, N.A., f/k/a EquiServe Trust Company, N.A., a national banking association, as successor rights agent to BankBoston, N.A., a national banking association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-161520) filed on November 13, 2008)

4.2	Second Amendment to Rights Agreement, dated as of December 8, 2008, by and between Agree Realty Corporation, a Maryland corporation, and Computershare Trust Company, N.A., f/k/a EquiServe Trust Company, N.A., a national banking association, as successor rights agent to BankBoston, N.A., a national banking association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on December 9, 2008)

4.3	Amended and Restated Registration Rights Agreement, dated July 8, 1994 by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 1994)

4.4	Form of certificate representing shares of common stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (No. 333-161520) filed on August 24, 2009

10.1	Revolving Credit Facility and Term Loan Agreement, dated July 21, 2014, among Agree Limited Partnership, PNC Bank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on July 22, 2014)

10.2	First Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of April 22, 1994, as amended by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 2012)

10.3	Second Amendment to First Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of March 20, 2013, as amended by and among the Company, the Limited Partnership and Richard Agree (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-12928) for the quarter ended March 31, 2013)

10.4+	Agree Realty Corporation Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 1996)

10.5+	Amended Employment Agreement, dated July 1, 2014, by and between the Company and Richard Agree (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-12928) for the quarter ended September 30, 2014)

10.6+	Amended Employment Agreement, dated July 1, 2014, by and between the Company and Joey Agree (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-12928) for the quarter ended September 30, 2014)

10.7+	Letter Agreement of Employment dated April 5, 2010 between Agree Limited Partnership and Laith Hermiz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on April 6, 2010)

10.8+	Letter Agreement of Employment dated January 2, 2014 between Agree Limited Partnership and Brian R. Dickman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on January 6, 2014)

10.9+	Summary of Director Compensation (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 2007)

10.10+*	Agree Realty Corporation 2014 Omnibus Incentive Plan

10.11+	Form of Restricted Stock Agreement under the Agree Realty Corporation 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q Q (No. 001-12928) for the quarter ended September 30, 2014)

12.1*	Statement of computation of ratios of earnings to combined fixed charges and preferred stock dividends

21*	Subsidiaries of Agree Realty Corporation

23.1*	Consent of Grant Thornton LLP

23.2*	Consent of Baker Tilly Virchow Krause, LLP

24	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Brian R. Dickman, Chief Financial Officer

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Brian R. Dickman, Chief Financial Officer

101*	The following materials from Agree Realty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text

*       Filed herewith.

+        Management contract or compensatory plan or arrangement.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of December 31, 2014. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

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

AGREE REALTY CORPORATION

By:	/s/ Joel N. Agree	Date: March 6, 2015
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

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 6th day of March 2015.

By:	/s/ Richard Agree	Date: March 6, 2015
Richard Agree
Executive Chairman of the Board of Directors

By:	/s/ Joel N. Agree	Date: March 6, 2015
Joel N. Agree
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Brian R. Dickman	Date: March 6, 2015
Brian R. Dickman
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

By:	/s/ Farris G. Kalil	Date: March 6, 2015
Farris G. Kalil
Director

By:	/s/ John Rakolta	Date: March 6, 2015
John Rakolta Jr.
Director

By:	/s/ Jerome Rossi	Date: March 6, 2015
Jerome Rossi
Director

By:	/s/ William S. Rubenfaer	Date: March 6, 2015
William S. Rubenfaer
Director

By:	/s/ Leon M. Schurgin	Date: March 6, 2015
Leon M. Schurgin
Director

By:	/s/ Gene Silverman	Date: March 6, 2015
Gene Silverman
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Agree Realty Corporation

We have audited the internal control over financial reporting of Agree Realty Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 6, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Agree Realty Corporation

We have audited the accompanying consolidated balance sheets of Agree Realty Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agree Realty Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Agree Realty Corporation

Bloomfield Hills, MI

We have audited the accompanying consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows of Agree Realty Corporation for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, Agree Realty Corporation’s results of operations and cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Chicago, Illinois

March 8, 2013 (March 6, 2015, as to the effects of discontinued operations discussed in Note 9)

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2014	2013
ASSETS
Real Estate Investments
Land	$195,091,303	$162,096,646
Buildings	393,826,467	297,464,585
Less accumulated depreciation	(59,089,851)	(60,633,824)
	529,827,919	398,927,407
Property under development	229,242	6,959,174
Property held for sale	-	4,845,504
Net Real Estate Investments	530,057,161	410,732,085

Cash and Cash Equivalents	5,399,458	14,536,881

Accounts Receivable - Tenants, net of allowance of $35,000 for possible losses at December 31, 2014 and 2013	4,507,735	3,262,768

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $2,690,005 and $7,009,538 at December 31, 2014 and 2013, respectively	3,008,280	2,526,768

Leasing costs, net of accumulated amortization of $543,957 and $1,425,186 at December 31, 2014 and 2013, respectively	783,335	758,037

Lease intangibles, net of accumulated amortization of $5,719,085 and $3,228,506 at December 31, 2014 and 2013, respectively	47,479,602	27,705,499

Other Assets	2,345,290	3,219,505

Total Assets	$593,580,861	$462,741,543

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2014	2013
LIABILITIES
Mortgages Notes Payable	$106,762,238	$113,897,759

Unsecured Term Loans	100,000,000	35,000,000

Unsecured Revolving Credit Facility	15,000,000	9,500,000

Dividends and Distributions Payable	8,048,404	6,243,933

Deferred Revenue	1,004,023	1,467,403

Accrued Interest Payable	721,459	470,862

Accounts Payable and Accrued Expense
Capital expenditures	200,300	144,074
Operating	2,684,599	2,851,612

Interest Rate Swap	2,383,308	204,696

Deferred Income Taxes	705,000	705,000

Tenant Deposits	36,156	40,647

Total Liabilities	237,545,487	170,525,986

STOCKHOLDERS' EQUITY
Common stock, $.0001 par value, 28,000,000 shares authorized, 17,539,946 and 14,883,314 shares issued and outstanding, respectively	1,754	1,488
Excess stock, $.0001 par value, 8,000,000 and 4,000,000 shares authorized, 0 shares issued and outstanding	-	-
Preferred Stock, $.0001 par value per share, 4,000,000 and 150,000 shares authorized, respectively Series A junior participating preferred stock, $.0001 par value, 200,000 and 150,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in-capital	388,262,847	312,974,162
Deficit	(32,584,612)	(23,879,151)
Accumulated other comprehensive income (loss)	(2,059,998)	471,717

Total Stockholders' Equity - Agree Realty Corporation	353,619,991	289,568,216
Non-controlling interest	2,415,383	2,647,341
Total Stockholders' Equity	356,035,374	292,215,557

Total Liabilities and Stockholders' Equity	$593,580,861	$462,741,543

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Year Ended December 31,

	2014	2013	2012
Revenues
Minimum rents	$49,403,352	$40,895,131	$32,568,972
Percentage rents	159,664	36,074	24,474
Operating cost reimbursement	3,824,883	2,567,457	1,970,927
Other income	170,958	19,002	59,989
Total Revenues	53,558,857	43,517,664	34,624,362

Operating Expenses
Real estate taxes	2,765,905	2,035,937	1,785,917
Property operating expenses	1,678,965	1,192,538	967,747
Land lease payments	471,840	427,900	574,300
General and administrative	6,629,033	5,952,433	5,681,828
Depreciation and amortization	11,102,702	8,489,207	6,240,727
Impairment charge	3,020,000	-	-
Total Operating Expenses	25,668,445	18,098,015	15,250,519

Income from Operations	27,890,412	25,419,649	19,373,843

Other Income (Expense)
Interest expense, net	(8,586,980)	(6,474,727)	(5,134,283)
Loss on sale of assets	(527,743)	-	-

Income From Continuing Operations	18,775,689	18,944,922	14,239,560

Discontinued Operations
Gain on sale of assets from discontinued operations	122,747	946,347	2,097,105
Income from discontinued operations	14,573	298,342	2,266,929

Net Income	18,913,009	20,189,611	18,603,594

Less Net Income Attributable to Non-Controlling Interest	425,017	515,036	554,150

Net Income Attributable to Agree Realty Corporation	$18,487,992	$19,674,575	$18,049,444

Basic Earnings Per Share
Continuing operations	$1.23	$1.41	$1.25
Discontinued operations	0.01	0.10	0.38
	$1.24	$1.51	$1.63
Diluted Earnings Per Share
Continuing operations	$1.23	$1.40	$1.24
Discontinued operations	0.01	0.10	0.38
	$1.24	$1.50	$1.62

Other Comprehensive Income
Net income	$18,913,009	$20,189,611	$18,603,594
Other Comprehensive Income (Loss)	(2,583,832)	1,812,535	(708,538)
Total Comprehensive Income	16,329,177	22,002,146	17,895,056
Comprehensive Income Attributable to Non-Controlling Interest	(373,221)	(561,587)	(533,311)

Comprehensive Income Attributable to Agree Realty Corporation	$15,955,956	$21,440,559	$17,361,745

Weighted Average Number of Common Shares Outstanding - Basic	14,882,586	13,065,907	11,071,318

Weighted Average Number of Common Shares Outstanding - Diluted:	14,966,895	13,157,505	11,136,910

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Interest	Equity
Balance, December 31, 2011	9,851,914	985	181,069,633	(20,918,494)	(606,568)	2,678,725	162,224,281
Issuance of common stock, net of issuance costs	1,495,000	150	35,042,076				35,042,226
Issuance of restricted stock under the Equity Incentive Plan	94,850	9					9
Forfeiture of restricted stock	(5,720)						-
Vesting of restricted stock			1,657,209				1,657,209
Dividends and distributions declared for the period				(18,297,459)		(556,188)	(18,853,647)
Other comprehensive income (loss) - change in fair value of interest rate swap					(687,699)	(20,839)	(708,538)
Net income				18,049,444		554,150	18,603,594
Balance, December 31, 2012	11,436,044	$1,144	$217,768,918	$(21,166,509)	$(1,294,267)	$2,655,848	$197,965,134
Issuance of common stock, net of issuance costs	3,375,000	337	93,392,712				93,393,049
Issuance of restricted stock under the Equity Incentive Plan	87,950	9					9
Forfeiture of restricted stock	(15,680)	(2)					(2)
Vesting of restricted stock			1,812,532				1,812,532
Dividends and distributions declared for the period				(22,387,217)		(570,094)	(22,957,311)
Other comprehensive income (loss) - change in fair value of interest rate swap					1,765,984	46,551	1,812,535
Net income				19,674,575		515,036	20,189,611
Balance, December 31, 2013	14,883,314	$1,488	$312,974,162	$(23,879,151)	$471,717	$2,647,341	$292,215,557
Issuance of common stock, net of issuance costs	2,587,500	259	73,301,850				73,302,109
Issuance of restricted stock under the Equity Incentive Plan	81,864	8					8
Issuance of restricted stock under the Omnibus Incentive Plan	2,128	-					-
Forfeiture of restricted stock	(14,860)	(1)					(1)
Vesting of restricted stock			1,986,835				1,986,835
Dividends and distributions declared for the period				(27,193,453)		(604,857)	(27,798,310)
Other comprehensive income (loss) - change in fair value of interest rate swap					(2,531,715)	(52,118)	(2,583,833)
Net income				18,487,992		425,017	18,913,009
Balance, December 31, 2014	17,539,946	$1,754	$388,262,847	$(32,584,612)	$(2,059,998)	$2,415,383	$356,035,374

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,

	2014	2013	2012
Cash Flows from Operating Activities
Net income	$18,913,009	$20,189,611	$18,603,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,486,178	6,996,741	5,792,281
Amortization	3,567,409	2,483,217	1,712,530
Stock-based compensation	1,986,835	1,812,532	1,657,209
Impairment charge	3,020,000	450,000	-
(Gain) loss on sale of assets	404,996	(946,347)	(2,097,105)
Increase in accounts receivable	(1,244,967)	(1,102,713)	(1,358,374)
(Increase) decrease in other assets	346,131	(780,069)	(864,294)
(Decrease) increase in accounts payable	(167,263)	838,515	(1,358,147)
Decrease in deferred revenue	(463,380)	(463,380)	(463,380)
(Decrease) increase in accrued interest	250,597	135,446	(398,779)
Decrease in tenant deposits	(4,491)	(23,814)	(19,814)
Net Cash Provided by Operating Activities	35,095,054	29,589,739	21,205,721

Cash Flows from Investing Activities
Acquisition of real estate investments	(143,272,607)	(75,920,083)	(64,166,390)
Development of real estate investments and other (including capitalized interest of $263,472 in 2014, $566,793 in 2013, and $149,054 in 2012)	(16,526,566)	(14,619,386)	(20,349,688)
Payment of leasing costs	(354,336)	(183,310)	(55,960)
Net proceeds from sale of assets	12,455,673	5,462,280	15,315,728
Net Cash Used In Investing Activities	(147,697,836)	(85,260,499)	(69,256,310)

Cash Flows from Financing Activities
Proceeds from common stock offering, net	73,302,116	93,393,056	35,042,235
Unsecured revolving credit facility borrowings	148,622,976	106,189,924	101,220,945
Unsecured revolving credit facility repayments	(143,122,976)	(140,219,929)	(114,134,838)
Mortgage notes payable proceeds	-	-	48,640,000
Payments of mortgage notes payable	(12,766,704)	(3,478,383)	(3,164,654)
Term loan payable proceeds	65,000,000	35,000,000	-
Dividends paid	(25,402,637)	(20,859,476)	(17,663,808)
Limited partners' distributions paid	(590,951)	(566,619)	(556,188)
Repayments of payables for capital expenditures	(144,074)	(122,080)	(424,321)
Payments for financing costs	(1,432,391)	(398,879)	(1,641,418)
Net Cash Provided by Financing Activities	103,465,359	68,937,614	47,317,953

Net Increase (Decrease) in Cash and Cash Equivalents	(9,137,423)	13,266,854	(732,636)
Cash and Cash Equivalents, beginning of period	14,536,881	1,270,027	2,002,663
Cash and Cash Equivalents, end of period	$5,399,458	$14,536,881	$1,270,027

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$7,824,594	$6,149,649	$4,722,042
Cash paid (refunded) for income tax	$(355)	$(21,543)	$318,289

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued under equity incentive plans	$2,390,245	$2,401,688	$2,175,831
Dividends and limited partners' distributions declared and unpaid	$8,048,404	$6,243,933	$4,710,446
Real estate acquisitions financed with debt assumption	$5,631,183	$-	$18,220,528

See accompanying notes to consolidated financial statements.

Agree Realty Corporation	Notes to Consolidated Financial Statements

Note 1 – Organization

Agree Realty Corporation, a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. We were founded in 1971 by our current Executive Chairman, Richard Agree, and listed on the New York Stock Exchange (“NYSE”) in 1994.

Our assets are held by, and all of our operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which we are the sole general partner and in which we held a 98.06% interest as of December 31, 2014. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership

The terms “Agree Realty,” the "Company," "we,” “our” or "us" refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of Agree Realty Corporation include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries. The Company controlled, as the sole general partner, 98.06% and 97.72% of the Operating Partnership as of December 31, 2014 and 2013, respectively. All material intercompany accounts and transactions are eliminated.

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

Reclassifications

The results of operations for properties that had been disposed of or classified as held for sale prior to March 31, 2014 are reported as discontinued operations. As a result of these discontinued operations, certain reclassifications of prior period amounts have been made in the financial statements in order to conform to the 2014 presentation.

Segment Reporting

We are in the business of acquiring, developing and managing retail real estate which we consider one reporting segment. The Company has no other reportable segments.

Real Estate Investments

We record the acquisition of real estate at cost, including acquisition and closing costs. For properties developed by us, all direct and indirect costs related to planning, development and construction, including interest, real estate taxes and other miscellaneous costs incurred during the construction period, are capitalized for financial reporting purposes and recorded as property under development until construction has been completed. Properties classified as “held for sale” are recorded at the lower of their carrying value or their fair value, less anticipated selling costs.

Accounting for Acquisitions of Real Estate

The acquisition of property for investment purposes is typically accounted for as an asset acquisition. We allocate the purchase price to land, building and identified intangible assets and liabilities, based in each case on their relative estimated fair values and without giving rise to goodwill. Intangible assets and liabilities represent the value of in-place leases and above- or below-market leases. In making estimates of fair values, we may use a number of sources, including data provided by independent third parties, as well as information obtained by us as a result our due diligence, including expected future cash flows of the property and various characteristics of the markets where the property is located.

Agree Realty Corporation	Notes to Consolidated Financial Statements

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, in-place lease intangibles are valued based on the Company’s estimates of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition. Above and below market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and the Company’s estimate of current market lease rates for the property, measured over a period equal to the remaining non-cancelable term of the lease.

The fair value of identified intangible assets and liabilities acquired is amortized to depreciation and amortization over the remaining term of the related leases.

Depreciation

Our real estate portfolio is depreciated using the straight-line method over the estimated remaining useful life of the properties, which generally ranges from 30 to 40 years for buildings and 10 to 20 years for improvements. Properties classified as “held for sale” are not depreciated.

Impairments

We review our real estate investments periodically for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events or circumstances that may occur include, but are not limited to, significant changes in real estate market conditions or our ability to re-lease or sell properties that are vacant or become vacant. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. An asset is considered impaired if its carrying value exceeds its estimated undiscounted cash flows and an impairment charge is recorded in the amount by which the carrying value of the asset exceeds its estimated fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Accounts Receivable – Tenants

The Company reviews its rent receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific rent receivable will be made. For accrued rental revenues related to the straight-line method of reporting rental revenue, the Company performs a periodic review of receivable balances to assess the risk of uncollectible amounts and establish appropriate provisions.

Unamortized Deferred Expenses

Deferred expenses include debt financing costs, leasing costs and lease intangibles and are amortized as follows: (i) debt financing costs on a straight-line basis to interest expense over the term of the related loan; (ii) leasing costs on a straight-line basis to depreciation and amortization over the term of the related lease entered into; and (iii) lease intangibles on a straight-line basis to depreciation and amortization over the remaining term of the related lease acquired.

Agree Realty Corporation	Notes to Consolidated Financial Statements

The following schedule summarizes the Company’s amortization of deferred expenses for the years ended December 31, 2014, 2013 and 2012, respectively:

Year Ended December 31,	2014	2013	2012

Financing Costs	$950,878	$736,425	$581,353
Leasing Costs	125,946	113,101	106,100
Lease Intangibles	2,490,585	1,633,691	1,025,077
Total	$3,567,409	$2,483,217	$1,712,530

The following schedule represents estimated future amortization of deferred expenses as of December 31, 2014:

Year Ending December 31,	2015	2016	2017	2018	2019	Thereafter

Financing Costs	$656,218	$602,994	$565,500	$387,802	$235,320	$560,446
Leasing Costs	114,002	103,936	97,291	91,644	85,202	291,260
Lease Intangibles	3,750,268	3,750,268	3,750,268	3,750,268	3,359,280	29,119,250
Total	$4,520,488	$4,457,198	$4,413,059	$4,229,714	$3,679,802	$29,970,956

Revenue Recognition

We lease real estate to our tenants under long-term net leases which we account for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Rental increases based upon changes in the consumer price indexes, or other variable factors, are recognized only after changes in such factors have occurred and are then applied according to the lease agreements. Certain leases also provide for additional rent based on tenants’ sales volumes. These rents are recognized when determinable by us after the tenant exceeds a sales breakpoint. Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses are generally included in operating costs reimbursement in the period when such expenses are recorded.

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Year Ended December 31,
	2014	2013	2012
Weighted average number of common shares outstanding	15,121,212	13,314,989	11,321,498
Less: Unvested restricted stock	(238,626)	(249,082)	(250,180)
Weighted average number of common shares outstanding used in basic earnings per share	14,882,586	13,065,907	11,071,318

Weighted average number of common shares outstanding used in basic earnings per share	14,882,586	13,065,907	11,071,318
Effect of dilutive securities: restricted stock	84,309	91,598	65,592
Weighted average number of common shares outstanding used in diluted earnings per share	14,966,895	13,157,505	11,136,910

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2014, the Company believes it has qualified as a REIT. Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

Agree Realty Corporation	Notes to Consolidated Financial Statements

The Company and its taxable REIT subsidiaries (“TRS”) have made a timely TRS election pursuant to the provisions of the REIT Modernization Act. A TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of the Company which occur within its TRS entity are subject to federal and state income taxes (See Note 7). All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to the Company’s TRS.

Fair Values of Financial Instruments

The Company’s estimates of fair value of financial and non-financial assets and liabilities are based on the framework established in the fair value accounting guidance. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

Level 1 –	Valuation is based upon quoted prices in active markets for identical assets or liabilities.

Level 2 –	Valuation is based upon inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include option pricing models, discounted cash flow models and similar techniques.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" which updates Accounting Standards Codification ("ASC") Topic 205 "Presentation of Financial Statements" and ASC Topic 360 "Property, Plant and Equipment.” The amendments in this update change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. For public entities, ASU 2014-08 is effective prospectively for fiscal years beginning after December 15, 2015; however, early adoption is permitted, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. We have elected to early adopt this updated standard effective in the first quarter of 2014. The adoption of this guidance had an effect on the presentation of our consolidated financial statements. Beginning in 2014, activities related to individual sales of properties are generally no longer classified as discontinued operations except for the property classified as held for sale as of December 31, 2013.

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09 “Revenue from Contracts with Customers” as a new Topic, ASC Topic 606. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC, including revenue from leases. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the new guidance and has not determined the impact, if any, this standard may have on the consolidated financial statements.

Agree Realty Corporation	Notes to Consolidated Financial Statements

Note 3 – Real Estate Investments

Real Estate Portfolio

At December 31, 2014 and 2013, the Company’s gross investment in real estate assets, including properties under development and properties held for sale, totaled $589,147,000 and $471,366,000, respectively. Real estate investments consisted of the following as of December 31, 2014 and December 31, 2013:

	2014	2013

Number of Properties	209	130
Gross Leasable Area	4,315,000	3,662,000

Land	$195,091,303	$162,096,646
Buildings	$393,826,467	$297,464,585
Property under Development	$229,242	$6,959,174
Property Held for Sale	$-	$4,845,504
Gross Real Estate Investments	$589,147,012	$471,365,909
Less Accumulated Depreciation	$(59,089,851)	$(60,633,824)
Net Real Estate Investments	$530,057,161	$410,732,085

Lease Intangibles

The following table details lease intangibles, net of accumulated amortization, as of December 31, 2014 and December 31, 2013:

	December 31,	December 31,
	2014	2013
Intangible Lease Asset - In-Place Leases	$36,680,631	$17,597,357
Less: Accumulated Amortization	(3,897,008)	(1,836,593)
Intangible Lease Asset - Above-Market Leases	31,642,267	22,921,813
Less: Accumulated Amortization	(4,111,435)	(2,392,293)
Intangible Lease Liability - Below-Market Leases	(15,124,210)	(9,585,166)
Less: Accumulated Amortization	2,289,358	1,000,380
Lease Intangible Asset, net	$47,479,602	$27,705,499

Tenant Leases

The properties that the Company owns are typically leased to tenants under long term operating leases. The leases are generally net leases which typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. Certain of our properties are subject to leases under which we retain responsibility for specific costs and expenses of the property. The leases typically provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.

As of December 31, 2014, the future minimum rental income to be received under the terms of all non-cancellable tenant leases is as follows:

For the Year Ending December 31,
2015	$54,370,464
2016	53,876,771
2017	53,123,664
2018	51,646,088
2019	48,813,782
Thereafter	414,382,007
Total	$676,212,776

Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the current lease terms. In addition, this table does not include amounts for potential variable rent increases that are based on the CPI or future contingent rents which may be received on the leases based on a percentage of the tenant’s gross sales.

Agree Realty Corporation	Notes to Consolidated Financial Statements

Of these future minimum rents, approximately 25.4% of the total is attributable to Walgreens as of December 31, 2014. The loss of this tenant or the inability of it to pay rent could have an adverse effect on the Company’s business. No other tenant contributed 5.0% or more of the Company’s total revenues as of December 31, 2014.

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

The remaining deferred revenue of approximately $1,004,000 will be recognized as minimum rents over approximately 2.2 years

Land Lease Obligations

The Company is subject to land lease agreements for certain of its properties. Land lease expense was $471,840, $427,900, and $574,300 for the years ending December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, future annual lease commitments under these agreements are as follows:

For the Year Ending December 31,
2015	$514,653
2016	514,653
2017	514,653
2018	515,569
2019	508,528
Thereafter	8,825,546
Total	$11,393,602

The Company leased its executive offices from a limited liability company controlled by its Executive Chairman’s children. Under the terms of the lease, which expired on December 31, 2014, the Company was required to pay an annual rental of $90,000 and was responsible for the payment of real estate taxes, insurance and maintenance expenses relating to the building.

2014 and 2013 Acquisitions

During 2014, the Company purchased 77 retail net lease assets for approximately $148,400,000, including acquisition and closing costs. These properties are located in 23 states and 100% leased to 28 different tenants operating in 14 unique retail sectors for a weighted average lease term of approximately 14.1 years. The underwritten weighted average capitalization rate on our 2014 investments was approximately 8.2%. None of our investments during 2014 caused any new or existing tenant to comprise 10% or more of our total assets or generate 10% or more of our total annualized base rent at December 31, 2014.

The aggregate 2014 acquisitions were allocated $29,969,000 to land, $95,977,000 to buildings and improvements, and $22,265,000 to lease intangible costs. The acquisitions were substantially all cash purchases and there was no contingent consideration associated with these acquisitions.

During 2013, the Company purchased 18 retail net lease assets for approximately $73,269,000, including acquisition and closing costs. These properties are located in 13 states and 100% leased to 13 different tenants operating in 10 unique retail sectors for a weighted average lease term of approximately 10.9 years. The underwritten weighted average capitalization rate on our 2013 investments was approximately 8.0%. None of our investments during 2013 caused any new or existing tenant to comprise 10% or more of our total assets or generate 10% or more of our total annualized base rent at December 31, 2013.

Agree Realty Corporation	Notes to Consolidated Financial Statements

The aggregate 2013 acquisitions were allocated $13,535,000 to land, $53,565,000 to buildings and improvements, and $6,872,000 to lease intangible costs. The acquisitions were substantially all cash purchases and there was no contingent consideration associated with these acquisitions.

We calculate the weighted average capitalization rate on our investments by dividing annual expected net operating income derived from the properties by the total investment in the properties. Annual expected net operating income is defined as the straight-line rent for the base term of the lease less property level expenses (if any) that are not recoverable from the tenant.

Unaudited Pro Forma Information

The following unaudited pro forma total revenue and income before discontinued operations, for 2014 and 2013, assumes all of our 2014 acquisitions had taken place on January 1, 2014 for the 2014 pro forma information, and on January 1, 2013 for the 2013 pro forma information:

Supplemental pro forma for the year ended December 31, 2014 (1)
Total revenue	$57,840,000
Income before discontinued operations	$19,369,000

Supplemental pro forma for the year ended December 31, 2013 (1)
Total revenue	$50,549,000
Income before discontinued operations	$20,023,000

(1)	This unaudited pro forma supplemental information does not purport to be indicative of what our operating results would have been had the acquisitions occurred on January 1, 2014 or January 1, 2013 and may not be indicative of future operating results. Various acquisitions were of newly leased or constructed assets and may not have been in service for the full periods shown.

Impairments

As a result of our review of Real Estate Investments we recognized the following real estate impairment charges for the year ended December 31:

	2014	2013	2012

Continuing operations	$3,020,000	$-	$-
Discontinued operations	-	450,000	-

Total	$3,020,000	$450,000	$-

In 2014, we recognized impairment charges of $220,000 and $2,800,000, respectively, for Petoskey Town Center and Chippewa Commons, which were included in continuing operations. Petoskey Town Center was under contract for sale, but not classified as held for sale at September 30, 2014 due to contingencies associated with the contract, and a $220,000 impairment charge was taken to write down the carrying value of the property to an amount that reflected the sales price. The property was subsequently sold in the fourth quarter. In the second quarter, an anchor tenant at Chippewa Commons declined to exercise an extension a lease extension option which we deemed would contribute to vacancy and diminished cash flows and result in a fair value that was less than the net book value of the asset. A $2,800,000 impairment charge was taken to write down the carrying value of the property to an amount that reflected management’s best estimate of fair market value.

In 2013, we recognized an impairment charge of $450,000 for Ironwood Commons, which was included in continuing operations at the time of the impairment charge. Ironwood Commons was under contract for sale, but not classified as held for sale at September 30, 2013 due to contingencies associated with the contract, and a $450,000 impairment charge was taken to write down the carrying value of the property to an amount that reflected the sales price. The property was subsequently reclassified as property held for sale and the impairment charge was included in discontinued operations as of December 31, 2013.

Agree Realty Corporation	Notes to Consolidated Financial Statements

Note 4 – Debt

As of December 31, 2014, we had total indebtedness of $221,762,200, including (i) $106,762,000 of mortgage notes payable; (ii) $100,000,000 of unsecured term loans; and (iii) $15,000,000 of borrowings under our Credit Facility.

Revolving Credit and Term Loan Facility

In July 2014, the Company entered into a $250,000,000 senior unsecured revolving credit and term loan agreement consisting of (i) a new $150,000,000 revolving credit facility (the “Credit Facility”); (ii) a new $65,000,000 seven-year unsecured term loan facility (the “2021 Term Loan”); and (iii) our existing $35,000,000 unsecured term loan facility due 2020 (the “2020 Term Loan”). The Credit Facility, 2021 Term Loan and 2020 Term Loan, together, are referred to as our “Revolving Credit and Term Loan Facility.”

The Credit Facility is due July 21, 2018, with an additional one-year extension at the Company’s option, subject to customary conditions. Borrowings under the Credit Facility are priced at LIBOR plus 135 to 200 basis points, depending on the Company’s leverage. The Credit Facility replaced the Company’s previous $85,000,000 revolving credit facility, which was extinguished concurrent with the closing of the Credit Facility, and may be increased to an aggregate of $250,000,000 at the Company’s election, subject to certain terms and conditions. As of December 31, 2014, $15,000,000 was outstanding under the Credit Facility bearing a weighted average interest rate of approximately 1.5% and $135,000,000 was available for borrowing.

The 2021 Term Loan matures on July 21, 2021. Borrowings under the 2021 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage. The Company entered into interest rate swaps to fix LIBOR at 2.09% until maturity, implying an all-in interest rate of 3.74% at closing. Proceeds from the 2021 Term Loan were used to repay borrowings under our previous revolving credit facility, which were used primarily to fund property acquisitions. The 2021 Term Loan may be increased to an aggregate of $75,000,000 at the Company’s election, subject to certain terms and conditions. As of December 31, 2014, $65,000,000 was outstanding under the 2021 Term Loan.

The 2020 Term Loan matures on September 29, 2020. Borrowings under the 2020 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage. The Company entered into interest rate swaps to fix LIBOR at 2.20% until maturity, implying an all-in interest rate of 3.85% at closing. Proceeds from the 2020 Term Loan were used to repay borrowings under our previous revolving credit facility, which were used primarily to fund property acquisitions. The 2020 Term Loan may be increased to an aggregate of $70,000,000 at the Company’s election, subject to certain terms and conditions. As of December 31, 2014, $35,000,000 was outstanding under the 2020 Term Loan.

The Revolving Credit and Term Loan Facility contains customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties, and permitted investments. The Company was in compliance with the covenant terms at December 31, 2014.

Mortgage Notes Payable

As of December 31, 2014, we had total mortgage indebtedness of $106,762,000 with a weighted average maturity of 5.1 years. These mortgages are collateralized by related real estate with an aggregate net book value of $147,020,000.

Including mortgages that have been swapped to a fixed interest rate, our weighted average interest rate on mortgage debt was 4.27% as of December 31, 2014 and 4.38% as of December 31, 2013.

Agree Realty Corporation	Notes to Consolidated Financial Statements

Mortgages payable consisted of the following:

	December 31, 2014	December 31, 2013

Note payable in monthy interest-only installments of $48,467 at 6.56% annum, with a balloon payment in the amount of $8,580,000 due June 11, 2016; collateralized by related real estate and tenants’ leases	$8,580,000	$8,580,000

Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with the final monthly payment due February 2017; collateralized by related real estate and tenants’ leases	2,405,976	3,405,384

Note payable in monthly principal installments of $50,120 plus interest at 170 basis points over LIBOR, swapped to a fixed rate of 3.62% as of December 31, 2013. A final balloon payment in the amount of $19,744,758 is due on May 14, 2017 unless extended for a two year period at the option of the Company, subject to certain conditions, collateralized by related real estate and tenants’ leases	21,398,078	22,017,758

Note payable in monthly installments of interest only at LIBOR plus 160 basis points, swapped to a fixed rate of 2.49% with balloon payment due April 4, 2018; collateralized by related real estate and tenants' leases	25,000,000	25,000,000

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	7,896,078	9,149,944

Note payable in monthly installments of $23,004 including interest at 6.24% per annum, with the final balloon payment of $2,766,628 due February 2020; collateralized by related real estate and tenant lease	3,204,294	3,275,170

Note payable in monthly installments of interest only at 3.60% per annum, with balloon payment due January 1, 2023; collateralized by related real estate and tenants' leases	23,640,000	23,640,000

Note payable in monthly installments of $35,673 including interest at 5.01% per annum, with the final balloon payment of $4,034,627 due September 2023; collateralized by related real estate and tenant lease	5,595,327	-

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	9,042,485	9,557,942

Note payable in monthly installments of $60,097 including interest at 5.08% per annum, with a final balloon payment in the amount of $9,167,573 due June 2014; collateralized by related real estate and tenants’ leases	-	9,271,561

Total	$106,762,238	$113,897,759

Agree Realty Corporation	Notes to Consolidated Financial Statements

The following table presents scheduled principal payments related to our debt as of December 31, 2014:

For the Year Ending December 31,
2015	$3,839,239
2016	12,674,337
2017 (1)	22,652,591
2018 (2)	42,575,206
2019	2,750,347
Thereafter	137,270,518
Total	$221,762,238

(1)	Includes $19,744,758 which represents the ending balance of a mortgage note payable due in 2017. The note matures May 14, 2017 and may be extended, at the Company’s election, for a two-year term to May 2019, subject to certain conditions.
(2)	Includes the $15,000,000 outstanding balance under the Credit Facility as of December 31, 2014. The Credit Facility matures on July 21, 2018 and may be extended for one year at the Company’s election, subject to certain conditions.

The mortgage loans encumbering our properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At December 31, 2014, the mortgage loan of $21,398,000 is partially recourse to us and is secured by a limited guaranty of payment and performance for approximately 50% of the loan amount.

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

The Company was in compliance with covenant terms for all mortgages payable at December 31, 2014.

Note 5 – Common Stock

In September 2012, we filed, and the SEC deemed effective, a shelf registration statement that expires in September 2015. The securities covered by this registration statement cannot exceed $250,000,000 in the aggregate and include common stock, preferred stock, depositary shares and warrants. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

We completed a follow-on offering of 2,587,500 shares of common stock in December of 2014. The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $71,511,000 after deducting the underwriting discount. The proceeds from the offering were used to pay down amounts outstanding under the Credit Facility and for general corporate purposes.

We completed a follow-on offering of 1,650,000 shares of common stock in November of 2013. The offering raised net proceeds of approximately $48,758,000 after deducting the underwriting discount. The proceeds from the offering were used to pay down amounts outstanding under our previous revolving credit facility and for general corporate purposes.

We completed a follow-on offering of 1,725,000 shares of common stock in January of 2013. The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $44,954,000 after deducting the underwriting discount. The proceeds from the offering were used to pay down amounts outstanding under our previous Credit Facility and for general corporate purposes.

Agree Realty Corporation	Notes to Consolidated Financial Statements

Note 6 – Dividends and Distribution Payable

The Company declared dividends of $1.74, $1.64 and $1.60 per share during the years ended December 31, 2014, 2013 and 2012; the dividends have been reflected for federal income tax purposes as follows:

For the Year Ended December 31,	2014	2013	2012
Ordinary Income	$1.398	$1.372	$1.200
Return of Capital	0.342	0.268	0.400

Total	$1.740	$1.640	$1.600

On December 2, 2014, the Company declared a dividend of $0.45 per share for the quarter ended December 31, 2014. The holders OP Units were entitled to an equal distribution per OP Unit held as of December 31, 2014. The dividends and distributions payable are recorded as liabilities in the Company's consolidated balance sheet at December 31, 2014. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners' non-controlling interest. These amounts were paid on January 6, 2015.

Note 7 – Income Taxes

The Company is subject to the provisions of Financial Accounting Standards Board Accounting Standard Codification 740-10 (“FASB ASC 740-10”), and has analyzed its various federal and state filing positions. The Company believes that its income tax filing positions and deductions are documented and supported. Additionally the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FASB ASC 740-10. The Company’s Federal income tax returns are open for examination by taxing authorities for all tax years after December 31, 2010. The Company has elected to record any related interest and penalties, if any, as income tax expense on the consolidated statements of operations and comprehensive income.

For income tax purposes, the Company has certain TRS entities that have been established and in which certain real estate activities are conducted.

As of December 31, 2014, the Company has estimated a current income tax liability of $0 and a deferred income tax liability in the amount of $705,000. As of December 31, 2013, the Company had estimated a current income tax liability of $0 and a deferred income tax liability in the amount of $705,000. This deferred income tax balance represents the federal and state tax effect of deferring income tax in 2007 on the sale of an asset under section 1031 of the Internal Revenue Code. This transaction was accrued within the TRS entities described above. During the years ended December 31, 2014, and 2013, we recognized total federal and state tax expense (benefit) of ($14,000), and $3,000, respectively.

Note 8 – Derivative Instruments and Hedging Activity

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

In April 2012, we entered into a forward starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22,300,000 in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 1.92%. This swap effectively converted $22,300,000 of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of December 31, 2014, this interest rate swap was valued as a liability of $425,000.

Agree Realty Corporation	Notes to Consolidated Financial Statements

In December 2012, we entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $25,000,000 in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 0.89%. This swap effectively converted $25,000,000 of variable-rate borrowings to fixed-rate borrowings from December 6, 2012 to April 4, 2018. As of December 31, 2014, this interest rate swap was valued as an asset of $274,000.

In September 2013, we entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35,000,000 in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 2.20%. This swap effectively converted $35,000,000 of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of December 31, 2014, this interest rate swap was valued as a liability of $911,000.

In July 2014, we entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65,000,000 in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 2.09%. This swap effectively converted $65,000,000 of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of December 31, 2014, this interest rate swap was valued as a liability of $1,047,000.

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) for the year ended December 31, 2014 to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense. For the year ended December 31, 2014, the Company has determined these derivative instruments to be effective hedges.

The company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
	December 31,	December 31,	December 31,	December 31,
Interest Rate Derivatives	2014	2013	2014	2013

Interest Rate Swap	4	3	$146,398,078	$82,017,758

Agree Realty Corporation	Notes to Consolidated Financial Statements

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets.

	Asset Derivatives
	December 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	Other Assets	$274,013	Other Assets	$679,234

	Liability Derivatives
	December 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	Other Liabilities	$2,383,308	Other Liabilities	$204,696

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and other comprehensive loss for the years ended December 31, 2014 and 2013.

Derivatives in Cash Flow Hedging Relationships	Amount of Income/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Income/(Loss) Reclassifed from Accumulated OCI into Income (Effective Portion)	Amount of Income/(Loss) Reclassified from Accumulated OCI into Expense (Effective Portion)		Location of Loss Recognized In Income of Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing and Missed Forecasted Transactions)

	2014	2013		2014	2013		2014	2013

Interest rate swaps	$(2,583,832)	$1,812,536	Interest Expense	$(1,875,420)	$(773,120)		$-	$-

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of December 31, 2014.

Note 9 – Discontinued Operations

We elected to early adopt ASU 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" in the first quarter of 2014. The adoption of this guidance had an effect on the presentation of our consolidated financial statements. Beginning in 2014, activities related to individual asset sales are generally no longer classified as discontinued operations except for the property classified as held for sale as of December 31, 2013.

In January 2014, the Company sold a Kmart-anchored shopping center in Ironwood, Michigan, which was classified as held for sale on December 31, 2013, for approximately $5,000,000. The results of operations for this property are reported in discontinued operations for the twelve months ended 2014, 2013 and 2012, including revenues of approximately $42,600, $1,281,000 and $1,165,000 respectively, and expenses of approximately $28,000, $990,000 and $481,000, respectively.

In January 2013, the Company sold a single tenant property located in Ypsilanti, Michigan, which was classified as held for sale on December 31, 2012, for approximately $5,600,000. The results of operations for this property are reported in discontinued operations for the twelve months ended 2013 and 2012, including revenues of approximately $9,300 and $346,000, respectively, and expenses of approximately $2,300 and $75,900, respectively.

Agree Realty Corporation	Notes to Consolidated Financial Statements

During 2012, the Company sold six non-core properties, including a Kmart-anchored shopping center in Charlevoix, Michigan, a Kmart-anchored shopping center in Plymouth, Wisconsin, a Kmart-anchored shopping center in Shawano, Wisconsin, a vacant single tenant office property and two vacant single tenant retail properties. In addition, the Company conveyed four mortgaged properties, which were previously leased to Borders, Inc., to the lender in March 2012 pursuant to a consensual deed-in-lieu-of-foreclosure process that satisfied the loans. The results of operations for these properties are reported as discontinued operations for the twelve months ended 2012 including revenues of approximately $2,421,000 and expenses of approximately $949,000.

Note 10 – Fair Value Measurements

The table below sets forth the Company’s fair value hierarchy for assets and liabilities measured or disclosed at fair value as of December 31, 2014.

Asset:	Level 1	Level 2	Level 3	Carrying Value
Interest rate swaps	$-	$274,013	$-	$274,013

Liability:	Level 1	Level 2	Level 3	Carrying Value
Interest rate swaps	$-	$2,383,308	$-	$2,383,308
Mortgage notes payable	$-	$-	$107,814,314	$106,762,238
Revolving credit facility	$-	$15,000,000	$-	$15,000,000
Unsecured term loans	$-	$-	$97,918,642	$100,000,000

The table below sets forth the Company’s fair value hierarchy for liabilities measured or disclosed at fair value as of December 31, 2013.

Asset:	Level 1	Level 2	Level 3	Carrying Value
Interest rate swaps	$-	$679,234	$-	$679,234

Liability:	Level 1	Level 2	Level 3	Carrying Value
Interest rate swaps	$-	$204,696	$-	$204,696
Mortgage notes payable	$-	$-	$108,385,281	$113,897,758
Revolving credit facility	$-	$9,500,000	$-	$9,500,000
Unsecured term loan	$-	$-	$32,728,011	$35,000,000

The carrying amounts of the Company’s short-term financial instruments, which consist of cash, cash equivalents, receivables, and accounts payable, approximate their fair values. The fair value of the interest rate swaps were derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and discount rates reflecting the risks involved. The fair value of fixed mortgages was derived using the present value of future mortgage payments based on estimated current market interest rates of 4.17% and 5.04% at December 31, 2014 and 2013, respectively. The fair value of variable rate debt is estimated to be equal to the face value of the debt because the interest rates are floating and is considered to approximate fair value.

Note 11 – Equity Incentive Plan

In 2005, the Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), which replaced a stock incentive plan established in 1994. The 2005 Plan authorized the issuance of a maximum of 1,000,000 shares of common stock.

In 2014, the Company’s stockholders approved the 2014 Omnibus Incentive Plan (the “2014 Plan”), which replaced the 2005 Plan. The 2014 Plan authorizes the issuance of a maximum of 700,000 shares of common stock.

No options were granted during 2014, 2013 or 2012.

Agree Realty Corporation	Notes to Consolidated Financial Statements

Restricted common stock has been granted to certain employees under both the 2005 Plan and the 2014 Plan. As of December 31, 2014, there was $4,319,000 of total unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.0 years. The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock. The Company has deemed historical forfeitures insignificant and does not consider discount rates to be material.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The Company granted 81,082, 87,950, and 94,850 shares of restricted stock in 2014, 2013, and 2012, respectively to employees and sub-contractors under the 2005 Plan and 2,128 shares of restricted stock in 2014 under the 2014 Plan. The restricted shares vest over a five-year period based on continued service to the Company.

Restricted share activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Unvested restricted stock at December 31, 2011	216,920	$21.74

Restricted stock granted	94,850	$24.40
Restricted stock vested	(55,870)	$21.87
Restricted stock forfeited	(5,720)	$24.32

Unvested restricted stock at December 31, 2012	250,180	$22.66

Restricted stock granted	87,950	$27.70
Restricted stock vested	(73,368)	$22.50
Restricted stock forfeited	(15,680)	$25.01

Unvested restricted stock at December 31, 2013	249,082	$24.33

Restricted stock granted	83,210	$28.72
Restricted stock vested	(79,588)	$22.64
Restricted stock forfeited	(14,078)	$26.03

Unvested restricted stock at December 31, 2014	238,626	$26.24

Note 12 – Profit-Sharing Plan

The Company has a discretionary profit-sharing plan whereby it contributes to the plan such amounts as the Board of Directors of the Company determines. The participants in the plan cannot make any contributions to the plan. Contributions to the plan are allocated to the employees based on their percentage of compensation to the total compensation of all employees for the plan year. Participants in the plan become fully vested after six years of service. No contributions were made to the plan in 2014, 2013, or 2012.

Note 13 – Quarterly Financial Data (Unaudited)

The following summary represents the unaudited results of operations of the Company, expressed in thousands except per share amounts, for the periods from January 1, 2013 through December 31, 2014. Certain amounts have been reclassified to conform to the current presentation of discontinued operations:

Agree Realty Corporation	Notes to Consolidated Financial Statements

	2014
	Three Months Ended
	March 31	June 30	September 30	December 31

Revenue	$12,575	$12,904	$13,757	$14,323

Net Income	$5,509	$2,716	$4,966	$5,723

Earnings per Share - diluted	$0.37	$0.18	$0.33	$0.36

	2013
	Three Months Ended
	March 31	June 30	September 30	December 31

Revenue	$9,928	$10,601	$11,272	$11,716

Net Income	$5,392	$4,530	$4,646	$5,622

Earnings per Share - diluted	$0.41	$0.34	$0.35	$0.40

Note 14 – Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations

Note 15 – Subsequent Events

In January 2015, the Company repaid a mortgage loan with a balance of $2,406,000 as of December 31, 2014. This loan had an effective interest rate of 6.63% and was fully amortizing with a final monthly payment due February 2017.

In January 2015, the Company granted a total of 77,801 shares of restricted stock to employees and associates under the 2014 Plan. The fair value of these grants approximate $2,609,000 and the restricted shares vest over a five year period based on continued service to the Company.

On March 5, 2015, the Company declared a dividend of $0.45 per share for the quarter ending March 31, 2015 for holders of record on March 31, 2015. The holders of OP Units are also entitled to an equal distribution per OP Unit held as of March 31, 2015. The amounts are to be paid on April 14, 2015.

There were no other reportable subsequent events or transactions.

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2014

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
				Costs						Life on Which Depreciation in
		Initial Cost		Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
			Building and	Subsequent to		Building and		Accumulated	Date of	Statement is
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	Computed
Real Estate Held for Investment
Borman Center, MI	$-	$550,000	$562,404	$1,087,596	$550,000	$1,650,000	$2,200,000	$1,618,022	1977	40 Years
Capital Plaza, KY	-	7,379	2,240,607	3,510,133	7,379	5,750,740	5,758,119	2,887,183	1978	40 Years
Grayling Plaza, MI	-	200,000	1,778,657	-	200,000	1,778,657	1,978,657	1,363,755	1984	40 Years
Marshall Plaza Two, MI	-	-	4,662,230	159,688	-	4,821,918	4,821,918	2,822,969	1990	40 Years
North Lakeland Plaza, FL	-	1,641,879	6,364,379	2,052,496	1,641,879	8,416,875	10,058,754	5,126,106	1987	40 Years
Oscoda Plaza, MI	-	183,295	1,872,854	-	183,295	1,872,854	2,056,149	1,433,536	1984	40 Years
Rapids Associates, MI	-	705,000	6,854,790	2,157,041	705,000	9,011,831	9,716,831	4,600,697	1990	40 Years
West Frankfort Plaza, IL	-	8,002	784,077	202,463	8,002	986,540	994,542	700,383	1982	40 Years
Omaha Store, NE	-	150,000	-	-	150,000	-	150,000	-	1995	40 Years
Wichita Store, KS	1,669,449	1,039,195	1,690,644	(48,910)	1,139,677	1,541,252	2,680,929	775,757	1995	40 Years
Monroeville, PA	-	6,332,158	2,249,724	(2,586,265)	3,153,890	2,841,727	5,995,617	968,975	1996	40 Years
Boynton Beach, FL	-	1,534,942	2,043,122	3,754,994	1,534,942	5,798,116	7,333,058	1,343,608	1996	40 Years
Lawrence, KS	-	981,331	3,000,000	(1,510,873)	419,791	2,050,667	2,470,458	1,221,625	1997	40 Years
Waterford, MI	579,356	971,009	1,562,869	135,390	971,009	1,698,259	2,669,268	720,723	1997	40 Years
Chesterfield Township, MI	636,140	1,350,590	1,757,830	(46,164)	1,350,590	1,711,666	3,062,256	706,644	1998	40 Years
Grand Blanc, MI	607,750	1,104,285	1,998,919	43,929	1,104,285	2,042,848	3,147,133	812,241	1998	40 Years
Pontiac, MI	582,728	1,144,190	1,808,955	(113,506)	1,144,190	1,695,449	2,839,639	690,483	1998	40 Years
Mt Pleasant Shopping Ctr, MI	-	907,600	8,081,968	1,024,052	907,600	9,106,020	10,013,620	4,808,049	1973	40 Years
Rochester, MI	1,582,374	2,438,740	2,188,050	1,949	2,438,740	2,189,999	4,628,739	848,601	1999	40 Years
Ypsilanti, MI	1,429,190	2,050,000	2,222,097	32,641	2,050,000	2,254,738	4,304,738	844,665	1999	40 Years
Petoskey, MI	994,116	-	2,332,473	1,179	-	2,333,652	2,333,652	855,585	2000	40 Years
Flint, MI	1,499,465	2,026,625	1,879,700	(1,201)	2,026,625	1,878,499	3,905,124	657,481	2000	40 Years
Flint, MI	1,290,219	1,477,680	2,241,293	-	1,477,680	2,241,293	3,718,973	777,445	2001	40 Years
New Baltimore, MI	1,100,713	1,250,000	2,285,781	(16,502)	1,250,000	2,269,279	3,519,279	758,965	2001	40 Years
Flint, MI	2,969,578	1,729,851	1,798,091	660	1,729,851	1,798,751	3,528,602	571,441	2002	40 Years
Indianapolis, IN	-	180,000	1,117,617	-	180,000	1,117,617	1,297,617	362,158	2002	40 Years
Big Rapids, MI	-	1,201,675	2,014,107	(2,000)	1,201,675	2,012,107	3,213,782	591,097	2003	40 Years
Flint, MI	-	-	471,272	(201,810)	-	269,462	269,462	125,748	2003	20 Years
Canton Twp, MI	-	1,550,000	2,132,096	23,020	1,550,000	2,155,116	3,705,116	597,098	2003	40 Years
Flint, MI	3,441,685	1,537,400	1,961,674	-	1,537,400	1,961,674	3,499,074	531,371	2004	40 Years
Webster, NY	-	1,600,000	2,438,781	-	1,600,000	2,438,781	4,038,781	657,967	2004	40 Years
Albion, NY	-	1,900,000	3,037,864	-	1,900,000	3,037,864	4,937,864	768,962	2004	40 Years
Flint, MI	2,631,221	1,029,000	2,165,463	(6,666)	1,029,000	2,158,797	3,187,797	546,405	2004	40 Years
Lansing, MI	-	785,000	348,501	3,045	785,000	351,546	1,136,546	92,245	2004	40 Years
Boynton Beach, FL	-	1,569,000	2,363,524	-	1,569,000	2,363,524	3,932,524	633,826	2004	40 Years
Midland, MI	-	2,350,000	2,313,413	(79,235)	2,268,695	2,315,483	4,584,178	547,439	2005	40 Years
Grand Rapids, MI	2,959,784	1,450,000	2,646,591	-	1,450,000	2,646,591	4,096,591	617,539	2005	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2014

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
				Costs						Life on Which Depreciation in
		Initial Cost		Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
			Building and	Subsequent to		Building and		Accumulated	Date of	Statement is
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	Computed

Delta Township, MI	3,090,351	2,075,000	2,535,971	7,004	2,075,000	2,542,975	4,617,975	582,824	2005	40 Years
Roseville, MI	2,336,328	1,771,000	2,327,052	-	1,771,000	2,327,052	4,098,052	530,857	2005	40 Years
Mt Pleasant, MI	1,252,087	1,075,000	1,432,390	4,787	1,075,000	1,437,177	2,512,177	326,346	2005	40 Years
N Cape May, NJ	-	1,075,000	1,430,092	495	1,075,000	1,430,587	2,505,587	324,859	2005	40 Years
Summit Twp, MI	1,431,882	998,460	1,336,357	12,686	998,460	1,349,043	2,347,503	277,204	2006	40 Years
Livonia, MI	4,240,564	1,200,000	3,441,694	817,589	1,200,000	4,259,283	5,459,283	778,062	2007	40 Years
Barnesville, GA	-	932,500	2,091,514	5,490	932,500	2,097,004	3,029,504	377,868	2007	40 Years
East Lansing, MI	-	240,000	54,531	-	240,000	54,531	294,531	9,519	2007	40 Years
Plainfield, IN	-	4,549,758	-	114,383	4,664,141	-	4,664,141	-	2007	40 Years
Macomb Township, MI	3,955,574	2,621,500	3,484,212	(83,479)	2,537,222	3,485,011	6,022,233	595,339	2008	40 Years
Shelby Township, MI	3,383,595	2,055,174	2,533,876	47,775	2,058,474	2,578,351	4,636,825	412,803	2008	40 Years
Silver Springs Shores, FL	3,637,014	1,975,000	2,504,112	(5,400)	1,975,000	2,498,712	4,473,712	374,942	2009	40 Years
Brighton, MI	-	1,365,000	2,802,036	5,615	1,365,000	2,807,651	4,172,651	409,370	2009	40 Years
Port St John, FL	-	2,320,860	2,402,641	880	2,320,860	2,403,521	4,724,381	340,484	2009	40 Years
Lowell, MI	-	890,000	1,930,182	10,190	890,000	1,940,372	2,830,372	254,610	2009	40 Years
Southfield, MI	-	1,200,000	125,616	2,064	1,200,000	127,690	1,327,690	16,617	2009	40 Years
Atchison, KS	-	943,750	3,021,672	-	823,170	3,142,252	3,965,422	351,996	2010	40 Years
Johnstown, OH	2,384,927	485,000	2,799,502	-	485,000	2,799,502	3,284,502	314,945	2010	40 Years
Lake in the Hills, IL	-	2,135,000	3,328,560	-	1,690,000	3,773,560	5,463,560	418,963	2010	40 Years
Concord, NC	-	7,676,305	-	-	7,676,305	-	7,676,305	-	2010	40 Years
Antioch, IL	1,669,449	1,087,884	-	-	1,087,884	-	1,087,884	-	2010	40 Years
St Augustine Shores, FL	-	1,700,000	1,973,929	(4,754)	1,700,000	1,969,175	3,669,175	202,933	2010	40 Years
Atlantic Beach, FL	3,452,182	1,650,000	1,904,357	1,262	1,650,000	1,905,619	3,555,619	198,398	2010	40 Years
Mansfield, CT	2,170,284	700,000	1,902,191	508	700,000	1,902,699	2,602,699	196,213	2010	40 Years
Spring Grove, IL	2,313,000	1,191,199	-	968	1,192,167	-	1,192,167	-	2010	40 Years
Ann Arbor, MI	-	-	3,061,507	2,634,651	2,660,582	3,035,576	5,696,158	321,871	2010	40 Years
Tallahassee, FL	1,628,000	-	1,482,462	-	-	1,482,462	1,482,462	149,791	2010	40 Years
Wilmington, NC	2,186,000	1,500,000	1,348,591	-	1,500,000	1,348,591	2,848,591	129,240	2011	40 Years
Marietta, GA	900,000	575,000	696,297	6,359	575,000	702,656	1,277,656	61,402	2011	40 Years
Baltimore, MD	2,534,000	2,610,430	-	(3,447)	2,606,983	-	2,606,983	-	2011	40 Years
Dallas, TX	1,844,000	701,320	778,905	1,042,730	701,320	1,821,635	2,522,955	144,737	2011	40 Years
Chandler, AZ	1,550,203	332,868	793,898	360	332,868	794,258	1,127,126	64,571	2011	40 Years
New Lenox, IL	1,192,464	1,422,488	-	-	1,422,488	-	1,422,488	-	2011	40 Years
Roseville, CA	4,752,000	2,800,000	3,695,455	(96,364)	2,695,636	3,703,455	6,399,091	308,554	2011	40 Years
Fort Walton Beach, FL	1,768,000	542,200	1,958,790	303	542,200	1,959,093	2,501,293	151,009	2011	40 Years
Leawood, KS	3,204,294	989,622	3,003,541	16,198	989,622	3,019,739	4,009,361	226,480	2011	40 Years
Salt Lake City, UT	4,948,724	-	6,810,104	(44,417)	-	6,765,687	6,765,687	542,896	2011	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2014

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
				Costs						Life on Which Depreciation in
		Initial Cost		Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
			Building and	Subsequent to		Building and		Accumulated	Date of	Statement is
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	Computed

Burton, MI	-	80,000	-	-	80,000	-	80,000	-	2011
Macomb Township, MI	1,793,000	1,605,134	-	-	1,605,134	-	1,605,134	-	2012	40 Years
Madison, AL	1,552,000	675,000	1,317,927	-	675,000	1,317,927	1,992,927	98,844	2012	40 Years
Walker, MI	887,000	219,200	1,024,738	-	219,200	1,024,738	1,243,938	70,448	2012	40 Years
Portland, OR	-	7,969,403	-	161	7,969,564	-	7,969,564	-	2012	40 Years
Cochran, GA	-	365,714	2,053,726	-	365,714	2,053,726	2,419,440	128,358	2012	40 Years
Baton Rouge, LA	1,073,217	-	1,188,322	-	-	1,188,322	1,188,322	76,746	2012	40 Years
Southfield, MI	1,483,000	1,178,215	-	-	1,178,215	-	1,178,215	-	2012	40 Years
Clifton Heights, PA	3,898,994	2,543,941	3,038,561	-	2,543,941	3,038,561	5,582,502	186,554	2012	40 Years
Newark, DE	2,492,444	2,117,547	4,777,516	-	2,117,547	4,777,516	6,895,063	293,318	2012	40 Years
Vineland, NJ	2,188,562	4,102,710	1,501,854	-	4,102,710	1,501,854	5,604,564	92,792	2012	40 Years
Fort Mill, SC	-	750,000	1,187,380	-	750,000	1,187,380	1,937,380	71,738	2012	40 Years
Spartanburg, SC	-	250,000	765,714	-	250,000	765,714	1,015,714	45,464	2012	40 Years
Springfield, IL	-	302,520	653,654	-	302,520	653,654	956,174	38,130	2012	40 Years
Jacksonville, NC	-	676,930	1,482,748	-	676,930	1,482,748	2,159,678	86,494	2012	40 Years
Morrow, GA	-	525,000	1,383,489	(99,850)	525,000	1,283,639	1,808,639	72,829	2012	40 Years
Charlotte, NC	-	1,822,900	3,531,275	(572,344)	1,822,900	2,958,931	4,781,831	162,660	2012	40 Years
Lyons, GA	-	121,627	2,155,635	(126,199)	121,627	2,029,436	2,151,063	105,963	2012	40 Years
Fuquay-Varina, NC	-	2,042,225	1,763,768	(255,778)	2,042,225	1,507,990	3,550,215	79,074	2012	40 Years
Minneapolis, MN	-	1,088,015	345,958	(54,430)	826,635	552,908	1,379,543	28,366	2012	40 Years
Lake Zurich, IL	-	780,974	7,909,277	28,174	780,974	7,937,451	8,718,425	405,111	2012	40 Years
Lebanon, VA	-	300,000	612,582	16,363	300,000	628,945	928,945	31,447	2012	40 Years
Harlingen, TX	-	430,000	1,614,378	12,854	430,000	1,627,232	2,057,232	81,362	2012	40 Years
Wichita, TX	-	340,000	1,530,971	12,854	340,000	1,543,825	1,883,825	77,191	2012	40 Years
Pensacola, FL	-	650,000	1,165,415	12,854	650,000	1,178,269	1,828,269	58,913	2012	40 Years
Pensacola, FL	-	400,000	1,507,583	12,854	400,000	1,520,437	1,920,437	76,022	2012	40 Years
Venice, FL	-	1,300,196	-	4,891	1,305,087	-	1,305,087	-	2012	40 Years
St. Joseph, MO	-	377,620	7,639,521	-	377,620	7,639,521	8,017,141	366,060	2013	40 Years
Statham, GA	-	191,919	3,851,073	-	191,919	3,851,073	4,042,992	184,531	2013	40 Years
North Las Vegas, NV	-	214,552	717,435	-	214,552	717,435	931,987	33,630	2013	40 Years
Memphis, TN	-	322,520	748,890	-	322,520	748,890	1,071,410	34,324	2013	40 Years
Rancho Cordova, CA	-	3,889,612	3,232,662	282,130	3,889,612	3,514,792	7,404,404	148,482	2013	40 Years
Kissimmee, FL	-	1,453,500	971,683	-	1,453,500	971,683	2,425,183	42,511	2013	40 Years
Pinellas Park, FL	-	2,625,000	874,542	3,965	2,625,000	878,507	3,503,507	34,716	2013	40 Years
Manchester, CT	-	397,800	325,705	-	397,800	325,705	723,505	13,571	2013	40 Years
Rapid City, SD	-	1,017,800	2,348,032	-	1,017,800	2,348,032	3,365,832	95,389	2013	40 Years
Chicago, IL	-	272,222	649,063	-	272,222	649,063	921,285	25,692	2013	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2014

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
				Costs						Life on Which Depreciation in
		Initial Cost		Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
			Building and	Subsequent to		Building and		Accumulated	Date of	Statement is
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	Computed

Brooklyn, OH	-	3,643,700	15,079,714	-	3,643,700	15,079,714	18,723,414	565,489	2013	40 Years
Madisonville, TX	-	96,680	1,087,642	-	96,680	1,087,642	1,184,322	40,787	2013	40 Years
Baton Rouge, LA	-	271,400	1,086,434	-	271,400	1,086,434	1,357,834	38,478	2013	40 Years
Forest, MS	-	-	1,298,176	-	-	1,298,176	1,298,176	45,977	2013	40 Years
Sun Valley, NV	-	308,495	1,373,336	2,819	308,495	1,376,155	1,684,650	45,848	2013	40 Years
Rochester, NY	-	2,500,000	7,398,639	-	2,500,000	7,398,639	9,898,639	238,914	2013	40 Years
Allentown, PA	-	2,525,051	7,896,613	-	2,525,051	7,896,613	10,421,664	254,995	2013	40 Years
Casselberry, FL	-	1,804,000	793,101	-	1,804,000	793,101	2,597,101	28,089	2013	40 Years
Berwyn, IL	-	186,791	933,959	5,400	186,791	939,359	1,126,150	25,430	2013	40 Years
Grand Forks, ND	-	1,502,609	2,301,337	1,801,028	1,502,609	4,102,365	5,604,974	112,148	2013	40 Years
Ann Arbor, MI	-	3,000,000	4,595,757	276,163	3,000,000	4,871,920	7,871,920	131,372	2013	40 Years
Joplin, MO	-	1,208,225	1,160,843	-	1,208,225	1,160,843	2,369,068	33,858	2013	40 Years
Red Bay, AL	-	38,981	2,528,437	-	38,981	2,528,437	2,567,418	10,535	2014	40 Years
Birmingham, AL	-	230,106	231,313	-	230,106	231,313	461,419	482	2014	40 Years
Birmingham, AL	-	245,234	251,339	-	245,234	251,339	496,573	524	2014	40 Years
Birmingham, AL	-	98,271	179,824	-	98,271	179,824	278,095	375	2014	40 Years
Birmingham, AL	-	235,641	127,477	-	235,641	127,477	363,118	266	2014	40 Years
Montgomery, AL	-	325,389	217,850	-	325,389	217,850	543,239	454	2014	40 Years
Littleton, CO	5,595,327-	819,000	8,756,266	-	819,000	8,756,266	9,575,266	54,727	2014	40 Years
St Petersburg, FL	-	1,225,000	1,025,247	-	1,225,000	1,025,247	2,250,247	19,223	2014	40 Years
St Augustine, FL	-	200,000	1,523,230	-	200,000	1,523,230	1,723,230	9,520	2014	40 Years
East Palatka, FL	-	730,000	575,236	-	730,000	575,236	1,305,236	3,595	2014	40 Years
Pensacola, FL	-	136,365	398,773	-	136,365	398,773	535,138	831	2014	40 Years
Jacksonville, FL	-	297,066	312,818	-	297,066	312,818	609,884	-	2014	40 Years
Jacksonville, FL	-	299,312	348,862	-	299,312	348,862	648,174	-	2014	40 Years
Fort Oglethorpe, GA	-	1,842,240	2,844,126	-	1,842,240	2,844,126	4,686,366	65,178	2014	40 Years
New Lenox, IL	-	2,010,000	6,206,252	-	2,010,000	6,206,252	8,216,252	34,234	2014	40 Years
Rockford, IL	-	303,395	2,436,873	-	303,395	2,436,873	2,740,268	15,230	2014	40 Years
Indianapolis, IN	-	575,000	1,871,110	-	575,000	1,871,110	2,446,110	35,083	2014	40 Years
Terre Haute, IN	-	103,147	2,477,263	-	103,147	2,477,263	2,580,410	-	2014	40 Years
Junction City, KS	-	78,271	2,504,294	-	78,271	2,504,294	2,582,565	-	2014	40 Years
Baton Rouge, LA	-	226,919	347,691	-	226,919	347,691	574,610	724	2014	40 Years
Lincoln Park, MI	-	543,303	1,408,544	-	543,303	1,408,544	1,951,847	26,410	2014	40 Years
Novi, MI	-	1,803,857	1,488,505	-	1,803,857	1,488,505	3,292,362	-	2014	40 Years
Bloomfield Hills, MI	-	1,340,000	2,003,406	-	1,340,000	2,003,406	3,343,406	6,966	2014	40 Years
Moreahead, MN	-	511,645	870,732	-	511,645	870,732	1,382,377	3,628	2014	40 Years
Fergus Falls, MN	-	405,617	561,332	-	405,617	561,332	966,949	2,339	2014	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2014

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
				Costs						Life on Which Depreciation in
		Initial Cost		Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
			Building and	Subsequent to		Building and		Accumulated	Date of	Statement is
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	Computed

Fergus Falls, MN	-	327,247	655,973	-	327,247	655,973	983,220	2,733	2014	40 Years
Park Rapids, MN	-	413,151	706,884	-	413,151	706,884	1,120,035	2,945	2014	40 Years
Jackson, MS	-	256,789	172,184	-	256,789	172,184	428,973	359	2014	40 Years
Belton, MO	-	714,775	7,173,999	-	714,775	7,173,999	7,888,774	-	2014	40 Years
Great Falls, MT	-	945,765	753,222	-	945,765	753,222	1,698,987	-	2014	40 Years
Irvington, NJ	-	315,000	1,313,025	-	315,000	1,313,025	1,628,025	24,619	2014	40 Years
East Grand Forks, ND	-	313,454	914,676	-	313,454	914,676	1,228,130	3,811	2014	40 Years
Fargo, ND	-	513,505	1,201,532	-	513,505	1,201,532	1,715,037	5,006	2014	40 Years
Fargo, ND	-	629,484	707,799	-	629,484	707,799	1,337,283	2,949	2014	40 Years
Jamestown, ND	-	234,545	1,158,486	-	234,545	1,158,486	1,393,031	4,827	2014	40 Years
Grand Forks, ND	-	540,658	813,776	-	540,658	813,776	1,354,434	3,391	2014	40 Years
Grand Forks, ND	-	762,471	554,595	-	762,471	554,595	1,317,066	2,311	2014	40 Years
Grand Forks, ND	-	529,087	676,026	-	529,087	676,026	1,205,113	2,817	2014	40 Years
Toledo, OH	-	500,000	1,372,363	-	500,000	1,372,363	1,872,363	25,732	2014	40 Years
Toledo, OH	-	155,250	762,500	-	155,250	762,500	917,750	7,943	2014	40 Years
Toledo, OH	-	213,750	754,675	-	213,750	754,675	968,425	7,861	2014	40 Years
Toledo, OH	-	168,750	785,000	-	168,750	785,000	953,750	8,177	2014	40 Years
Port Clinton, OH	-	75,000	721,100	-	75,000	721,100	796,100	7,511	2014	40 Years
Mansfield, OH	-	306,000	725,600	-	306,000	725,600	1,031,600	7,558	2014	40 Years
Orville, OH	-	344,250	716,600	-	344,250	716,600	1,060,850	7,465	2014	40 Years
Akron, OH	-	427,750	715,700	-	427,750	715,700	1,143,450	7,455	2014	40 Years
Akron, OH	-	696,000	845,000	-	696,000	845,000	1,541,000	8,802	2014	40 Years
Hubbard, OH	-	204,000	726,500	-	204,000	726,500	930,500	7,568	2014	40 Years
Youngstown, OH	-	285,000	745,700	-	285,000	745,700	1,030,700	7,768	2014	40 Years
Calcutta, OH	-	208,050	758,750	-	208,050	758,750	966,800	7,904	2014	40 Years
Columbus, OH	-	-	1,136,250	-	-	1,136,250	1,136,250	9,469	2014	40 Years
Tulsa, OK	-	459,148	640,550	-	459,148	640,550	1,099,698	13,345	2014	40 Years
Ligonier, PA	-	330,000	5,021,849	-	330,000	5,021,849	5,351,849	52,311	2014	40 Years
Clarion, PA	-	121,200	771,500	-	121,200	771,500	892,700	8,036	2014	40 Years
Mercer, PA	-	121,200	770,000	-	121,200	770,000	891,200	8,021	2014	40 Years
Limerick, PA	-	369,000	-	-	369,000	-	369,000	-	2014	40 Years
Harrisbuarg, PA	-	124,757	1,446,773	-	124,757	1,446,773	1,571,530	-	2014	40 Years
Andreson, SC	-	781,200	4,441,535	-	781,200	4,441,535	5,222,735	101,785	2014	40 Years
Easley, SC	-	332,275	268,612	-	332,275	268,612	600,887	560	2014	40 Years
Spartanburg, SC	-	141,307	446,706	-	141,307	446,706	588,013	931	2014	40 Years
Spartanburg, SC	-	94,770	261,640	-	94,770	261,640	356,410	545	2014	40 Years
Columbia, SC	-	303,932	1,221,964	-	303,932	1,221,964	1,525,896	2,546	2014	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2014

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
				Costs						Life on Which Depreciation in
		Initial Cost		Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
			Building and	Subsequent to		Building and		Accumulated	Date of	Statement is
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	Computed

Alcoa, TN	-	329,074	270,719	-	329,074	270,719	599,793	564	2014	40 Years
Knoxville, TN	-	214,077	286,037	-	214,077	286,037	500,114	596	2014	40 Years
Red Bank, TN	-	229,100	302,146	-	229,100	302,146	531,246	629	2014	40 Years
New Tazewell, TN	-	91,006	328,561	-	91,006	328,561	419,567	-	2014	40 Years
Maryville, TN	-	94,682	1,529,621	-	94,682	1,529,621	1,624,303	-	2014	40 Years
Morristown, TN	-	46,404	801,506	-	46,404	801,506	847,910	-	2014	40 Years
Clinton, TN	-	69,625	1,177,927	-	69,625	1,177,927	1,247,552	-	2014	40 Years
Knoxville, TN	-	160,057	2,265,025	-	160,057	2,265,025	2,425,082	-	2014	40 Years
Sweetwater, TN	-	79,100	1,009,290	-	79,100	1,009,290	1,088,390	-	2014	40 Years
McKinney, TX	-	2,671,020	6,785,815	-	2,671,020	6,785,815	9,456,835	84,823	2014	40 Years
Forest Va	-	282,600	956,027	-	282,600	956,027	1,238,627	17,926	2014	40 Years
Waynesboro, VA	-	292,086	514,209	-	292,086	514,209	806,295	1,071	2014	40 Years
Colonial Heights, VA	-	547,692	1,059,557	-	547,692	1,059,557	1,607,249	2,207	2014	40 Years
Chester, VA	-	300,583	794,417	-	300,583	794,417	1,095,000	1,655	2014	40 Years
Midlothian, VA	-	232,337	802,602	-	232,337	802,602	1,034,939	1,672	2014	40 Years
Ashland, VA	-	426,396	965,925	-	426,396	965,925	1,392,321	2,012	2014	40 Years
Mecanicsville, VA	-	219,496	906,590	-	219,496	906,590	1,126,086	1,889	2014	40 Years
Glen Allen, VA	-	590,101	1,129,495	-	590,101	1,129,495	1,719,596	2,353	2014	40 Years
Burlington, WA	-	610,000	3,647,279	-	610,000	3,647,279	4,257,279	8,869	2014	40 Years
Wausau, WI	-	909,092	1,405,899	-	909,092	1,405,899	2,314,991	17,588	2014	40 Years
Subtotal	106,762,238	197,046,698	376,435,573	15,435,489	195,091,303	393,826,467	588,917,770	59,089,851

Property Under Development
Various	-	-	229,242	-	-	229,242	229,242	-	N/A	N/A
Sub Total	-	-	229,242	-	-	229,242	229,242	-

Total	$106,762,238	$197,046,698	$376,664,815	$15,435,489	$195,091,303	$394,055,709	$589,147,012	$59,089,851

Agree Realty Corporation
Notes to Schedule III	December 31, 2014

1. Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2012 to December 31, 2014.

	2014	2013	2012

Balance at January 1	$476,168,824	$398,811,830	$340,073,911
Construction and acquisition cost	143,365,974	82,692,554	97,418,031
Impairment charge	(3,020,000)	(450,000)	-
Disposition of real estate	(27,367,786)	(4,885,560)	(38,680,112)

Balance at December 31	$589,147,012	$476,168,824	$398,811,830

2. Reconciliation of Accumulated Depreciation

The following table reconciles the Real Estate Properties from January 1, 2012 to December 31, 2014.

	2014	2013	2012

Balance at January 1	$65,436,739	$58,856,688	$68,589,778
Current year depreciation expense	8,361,698	6,930,145	5,726,319
Disposition of real estate	(14,708,586)	(350,094)	(15,459,409)

Balance at December 31	$59,089,851	$65,436,739	$58,856,688

3. Tax Basis of Building and Improvements

The aggregate cost of Building and Improvements for federal income tax purposes is approximately $14,723,000 less than the cost basis used for financial statement purposes.

