Form 10-Q
period 2015-03-31
AGREE REALTY CORP
filed 2015-05-01
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015, or

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

As of April 28, 2015, the Registrant had 17,602,615 shares of common stock, $0.0001 par value, outstanding.

AGREE REALTY CORPORATION

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	March 31	December 31
	2015	2014

ASSETS
Real Estate Investments
Land	$203,982,919	$195,091,303
Buildings	434,288,988	393,826,467
Less accumulated depreciation	(61,641,135)	(59,089,851)
	576,630,772	529,827,919
Property under development	294,357	229,242
Net Real Estate Investments	576,925,129	530,057,161

Cash and Cash Equivalents	7,919,234	5,399,458

Accounts Receivable - Tenants, net of allowance of $35,000 for possible losses at March 31, 2015 and December 31, 2014	4,923,134	4,507,735

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $2,887,984 and $2,690,005 at March 31, 2015 and December 31, 2014, respectively	2,810,297	3,008,280

Leasing costs, net of accumulated amortization of $573,311 and $543,957 at March 31, 2015 and December 31, 2014, respectively	753,985	783,335

Lease intangibles, net of accumulated amortization of $6,671,752 and $5,719,085 at March 31, 2015 and December 31, 2014, respectively	56,520,276	47,479,602

Other Assets	3,194,707	2,345,290

Total Assets	$653,046,762	$593,580,861

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31	December 31
	2015	2014

LIABILITIES
Mortgages Notes Payable	$103,679,433	$106,762,238

Unsecured Term Loans	100,000,000	100,000,000

Unsecured Revolving Credit Facility	79,500,000	15,000,000

Dividends and Distributions Payable	8,065,456	8,048,404

Deferred Revenue	888,178	1,004,023

Accrued Interest Payable	632,079	721,459

Accounts Payable and Accrued Expense
Capital expenditures	24,452	200,300
Operating	2,459,037	2,684,599

Interest Rate Swap	4,187,527	2,383,308

Deferred Income Taxes	705,000	705,000

Tenant Deposits	36,156	36,156

Total Liabilities	300,177,318	237,545,487

STOCKHOLDERS' EQUITY
Common stock, $.0001 par value, 28,000,000 shares authorized, 17,602,615 and 17,539,946 shares issued and outstanding, respectively	1,760	1,754
Excess stock, $.0001 par value, 8,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized

Series A junior participating preferred stock, $.0001 par value, 200,000 authorized, no shares issued and outstanding	-	-
Additional paid-in-capital	388,692,168	388,262,847
Deficit	(34,137,482)	(32,584,612)
Accumulated other comprehensive (loss)	(4,032,849)	(2,059,998)

Total Stockholders' Equity - Agree Realty Corporation	350,523,597	353,619,991
Non-controlling interest	2,345,847	2,415,383
Total Stockholders' Equity	352,869,444	356,035,374

Total Liabilities and Stockholders' Equity	$653,046,762	$593,580,861

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues
Minimum rents	$14,554,011	$11,523,058
Percentage rents	9,811	-
Operating cost reimbursement	1,178,025	1,022,973
Other income	1,209	29,042
Total Revenues	15,743,056	12,575,073

Operating Expenses
Real estate taxes	762,923	697,232
Property operating expenses	571,390	498,526
Land lease payments	131,863	107,275
General and administrative	1,667,600	1,591,783
Depreciation and amortization	3,553,581	2,513,589
Total Operating Expenses	6,687,357	5,408,405

Income from Operations	9,055,699	7,166,668

Other (Expense) Income
Interest expense, net	(2,460,755)	(1,794,460)
Gain on sale of assets	79,104	-
Loss on debt extinguishment	(179,867)	-

Income From Continuing Operations	6,494,181	5,372,208

Discontinued Operations
Gain on sale of assets from discontinued operations	-	122,747
Income from discontinued operations	-	14,573

Net Income	6,494,181	5,509,528

Less Net Income Attributable to Non-Controlling Interest	125,816	125,171

Net Income Attributable to Agree Realty Corporation	$6,368,365	$5,384,357

Basic Earnings Per Share
Continuing operations	$0.37	$0.36
Discontinued operations	-	0.01
	$0.37	$0.37
Diluted Earnings Per Share
Continuing operations	$0.37	$0.36
Discontinued operations	-	0.01
	$0.37	$0.37

Other Comprehensive Income
Net income	$6,494,181	$5,509,528
Other Comprehensive Loss	(2,011,828)	(460,026)
Total Comprehensive Income	4,482,353	5,049,502
Comprehensive Income Attributable to Non-Controlling Interest	(86,832)	(114,728)

Comprehensive Income Attributable to Agree Realty Corporation	$4,395,521	$4,934,774

Weighted Average Number of Common Shares Outstanding - Basic	17,369,832	14,698,479

Weighted Average Number of Common Shares Outstanding - Diluted:	17,416,359	14,745,490

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Interest	Equity
Balance, December 31, 2014	17,539,946	$1,754	$388,262,847	$(32,584,612)	$(2,059,998)	$2,415,383	$356,035,374
Issuance of common stock, net of issuance costs	-	-	(94,634)	-	-	-	(94,634)
Issuance of restricted stock under the Omnibus Incentive Plan	73,479	7	-	-	-	-	7
Forfeiture of restricted stock	(10,810)	(1)	-	-	-	-	(1)
Vesting of restricted stock	-	-	523,955	-	-	-	523,955
Dividends and distributions declared for the period	-	-	-	(7,921,235)	-	(156,371)	(8,077,605)
Other comprehensive income (loss) - change in fair value of interest rate swaps	-	-	-		(1,972,852)	(38,981)	(2,011,833)
Net income	-	-	-	6,368,365		125,816	6,494,181
Balance, March 31, 2015	17,602,615	$1,760	$388,692,168	$(34,137,482)	$(4,032,850)	$2,345,847	$352,869,444

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities
Net income	$6,494,181	$5,509,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,571,170	1,967,037
Amortization	1,150,612	728,834
Stock-based compensation	523,955	527,712
Loss on extinguishment of debt	179,867	-
Debt extinguishment costs	(150,084)	-
Gain on sale of assets	(79,104)	(122,747)
Increase in accounts receivable	(415,399)	(42,296)
(Increase) decrease in other assets	(826,915)	845,577
Decrease in accounts payable	(236,711)	(1,117,122)
Decrease in deferred revenue	(115,845)	(115,845)
Decrease in accrued interest	(89,380)	(10,841)
Net Cash Provided by Operating Activities	9,006,347	8,169,837

Cash Flows from Investing Activities
Acquisition of real estate investments	(60,262,740)	(21,959,330)
Development of real estate investments and other (including capitalized interest of $1,001 in 2015 and $55,182 in 2014)	(272,324)	(4,074,307)
Net proceeds from sale of assets	975,636	4,974,387
Net Cash Used In Investing Activities	(59,559,428)	(21,059,250)

Cash Flows from Financing Activities
Proceeds from common stock offering, net	(94,633)	(14,529)
Unsecured revolving credit facility borrowings	64,500,000	16,376,102
Unsecured revolving credit facility repayments	-	(9,887,829)
Payments of mortgage notes payable	(3,082,805)	(906,234)
Dividends paid	(7,892,976)	(6,102,159)
Limited partners' distributions paid	(156,429)	(142,523)
Repayments of payables for capital expenditures	(200,300)	(144,074)
Net Cash Provided by Financing Activities	53,072,857	(821,246)

Net Increase (Decrease) in Cash and Cash Equivalents	2,519,776	(13,710,659)
Cash and Cash Equivalents, beginning of period	5,399,458	14,536,881
Cash and Cash Equivalents, end of period	$7,919,234	$826,222

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$2,367,949	$1,630,798

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued under equity incentive plans	$2,463,751	$2,325,235
Dividends and limited partners' distributions declared and unpaid	$8,077,605	$6,584,166

See accompanying notes to consolidated financial statements.

Note 1 – Organization

Agree Realty Corporation (the ”Company”) is a Maryland corporation and fully integrated real estate investment trust (“REIT”) primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and listed on the New York Stock Exchange (“NYSE”) in 1994.

The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which the Company is the sole general partner and in which the Company held a 98.06% interest as of March 31, 2015. Under the partnership agreement of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2015 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three months ended March 31, 2015 may not be indicative of the results that may be expected for the year ending December 31, 2015. Amounts as of December 31, 2014 included in the consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Form 10-K for the year ended December 31, 2014.

The unaudited consolidated financial statements include the accounts of Agree Realty Corporation, the Operating Partnership and its wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes its estimates are reasonable, actual results could differ from those estimates.

Real Estate Investments

The Company records the acquisition of real estate at cost, including acquisition and closing costs. For properties developed by the Company, all direct and indirect costs related to planning, development and construction, including interest, real estate taxes and other miscellaneous costs incurred during the construction period, are capitalized for financial reporting purposes and recorded as property under development until construction has been completed. Properties classified as “held for sale” are recorded at the lower of their carrying value or their fair value, less anticipated selling costs.

Accounting for Acquisitions of Real Estate

The acquisition of property for investment purposes is typically accounted for as an asset acquisition. The Company allocates the purchase price to land, building and identified intangible assets and liabilities, based in each case on their relative estimated fair values and without giving rise to goodwill. Intangible assets and liabilities represent the value of in-place leases and above- or below-market leases. In making estimates of fair values, the Company may use a number of sources, including data provided by independent third parties, as well as information obtained by the Company as a result of its due diligence, including expected future cash flows of the property and various characteristics of the markets where the property is located.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, in-place lease intangibles are valued based on the Company’s estimate of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition. Above and below market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and management’s estimate of current market lease rates for the property, measured over a period equal to the remaining non-cancelable term of the lease.

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

Earnings per Share

Earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potential dilutive common shares outstanding in accordance with the treasury stock method.

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended March 31,
	2015	2014
Weighted average number of common shares outstanding	17,595,227	14,953,223
Less: Unvested restricted stock	(225,395)	(254,744)
Weighted average number of common shares outstanding used in basic earnings per share	17,369,832	14,698,479

Weighted average number of common shares outstanding used in basic earnings per share	17,369,832	14,698,479
Effect of dilutive securities: restricted stock	46,527	47,011
Weighted average number of common shares outstanding used in diluted earnings per share	17,416,359	14,745,490

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax provided it continues to satisfy certain tests concerning the Company’s sources of income, the nature of its assets, the amounts distributed to its stockholders, and the ownership of Company stock. Management believes the Company has qualified and will continue to qualify as a REIT. Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state and local taxes on its income and real estate.

The Company has established taxable REIT subsidiaries (“TRS”) pursuant to the provisions of the Internal Revenue Code. The Company’s TRS entities are able to engage in activities resulting in income that would be non-qualifying income for a REIT. As a result, certain activities of the Company which occur within its TRS entities are subject to federal and state income taxes. As of March 31, 2015 and December 31, 2014, the Company had accrued a deferred income tax amount of $705,000. In addition, the Company has recognized income tax expense of $31,724 and $5,130 for the three months ended March 31, 2015 and 2014, respectively.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" which updates Accounting Standards Codification ("ASC") Topic 205 "Presentation of Financial Statements" and ASC Topic 360 "Property, Plant and Equipment.” The amendments in this update change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. For public entities, ASU 2014-08 is effective prospectively for fiscal years beginning after December 15, 2015; however, early adoption was permitted, but only for disposals or classifications as held for sale that had not been reported in financial statements previously issued or available for issuance. We had elected to early adopt this updated standard effective in the first quarter of 2014. The adoption of this guidance had an effect on the presentation of our consolidated financial statements. Beginning in 2014, activities related to individual sales of properties are generally no longer classified as discontinued operations.

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09 “Revenue from Contracts with Customers” as a new Topic, ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC, including revenue from leases. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the new guidance and has not determined the impact, if any, this standard may have on the consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The objective of ASU 2015-03 is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the new guidance and has not determined the impact, if any, this standard may have on the consolidated financial statements.

Note 3 – Real Estate Investments

Real Estate Portfolio

At March 31, 2015 and December 31, 2014, the Company’s gross investment in real estate assets, including properties under development, totaled $638,556,000 and $589,147,000, respectively. Real estate investments consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Number of Properties	233	209
Gross Leasable Area	4,658,000	4,315,000

Land	$203,982,919	$195,091,303
Buildings	434,288,988	393,826,467
Property under Development	294,357	229,242
Gross Real Estate Investments	$638,566,264	$589,147,012

Less Accumulated Depreciation	$(61,641,135)	$(59,089,851)
Net Real Estate Investments	$576,925,129	$530,057,161

Lease Intangibles

The following table details lease intangibles, net of accumulated amortization, as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Intangible Lease Asset - In-Place Leases	$39,244,866	$36,680,630
Less: Accumulated Amortization	(4,611,284)	(3,897,008)
Intangible Lease Asset - Above-Market Leases	40,168,302	31,642,267
Less: Accumulated Amortization	(4,704,243)	(4,111,435)
Intangible Lease Liability - Below-Market Leases	(16,221,141)	(15,124,210)
Less: Accumulated Amortization	2,643,776	2,289,358
Lease Intangible Asset, net	$56,520,276	$47,479,602

First Quarter 2015 Investments

During the three months ended March 31, 2015, the Company purchased 25 retail net lease assets for approximately $59,824,000, including acquisition and closing costs. These properties are located in 15 states and 100% leased to 15 different tenants operating in 9 diverse retail sectors for a weighted average lease term of approximately 13.0 years. The underwritten weighted average capitalization rate on the Company’s first quarter 2015 acquisitions was approximately 8.1%. None of the Company’s acquisitions during the first quarter of 2015 caused any new or existing tenant to comprise 10% or more of its total assets or generate 10% or more of its total annualized base rent at March 31, 2015.

The aggregate first quarter 2015 acquisitions were allocated $9,184,000 to land, $40,522,000 to buildings and improvements, and $10,088,000 to lease intangibles. The acquisitions were all cash purchases and there was no contingent consideration associated with these acquisitions.

The Company calculates the underwritten weighted average capitalization rate on its acquisitions by dividing annual expected net operating income derived from the properties by the total investment in the properties. Annual expected net operating income is defined as the straight-line rent for the base term of the lease less property level expenses (if any) that are not recoverable from the tenant.

First Quarter 2015 Dispositions

During the three months ended March 31, 2015, the Company sold one retail net lease asset and received gross proceeds of approximately $1,038,000. The Company recorded a gain of $99,000 on the sale.

Note 4 – Debt

As of March 31, 2015, the Company had total indebtedness of $283,179,000, including (i) $103,679,000 of mortgage notes payable; (ii) $100,000,000 of unsecured term loans; and (iii) $79,500,000 of borrowings under its Credit Facility.

Revolving Credit and Term Loan Facility

The Company has in place a $250,000,000 senior unsecured revolving credit and term loan facility (the “Revolving Credit and Term Loan Facility) consisting of (i) a $150,000,000 revolving credit facility (the “Credit Facility”); (ii) a $65,000,000 seven-year unsecured term loan facility (the “2021 Term Loan”); and (iii) a $35,000,000 unsecured term loan facility due 2020 (the “2020 Term Loan”).

The Credit Facility is due July 21, 2018, with an additional one-year extension at the Company’s option, subject to customary conditions. Borrowings under the Credit Facility are priced at LIBOR plus 135 to 200 basis points, depending on the Company’s leverage. As of March 31, 2015, $79,500,000 was outstanding under the Credit Facility bearing a weighted average interest rate of approximately 1.7% and $70,500,000 was available for borrowing.

The 2021 Term Loan matures on July 21, 2021. Borrowings under the 2021 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, and the Company entered into interest rate swaps to fix LIBOR at 2.09% until maturity. As of March 31, 2015, $65,000,000 was outstanding under the 2021 Term Loan bearing an all-in interest rate of 3.74%.

The 2020 Term Loan matures on September 29, 2020. Borrowings under the 2020 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, and the Company entered into interest rate swaps to fix LIBOR at 2.20% until maturity. As of March 31, 2015, $35,000,000 was outstanding under the 2020 Term Loan bearing an all-in interest rate of 3.85%.

The Revolving Credit and Term Loan Facility contains customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties, and permitted investments. The Company was in compliance with the covenant terms at March 31, 2015.

Mortgage Notes Payable

As of March 31, 2015, the Company had total mortgage indebtedness of $103,679,000 which was collateralized by related real estate with an aggregate net book value of $137,647,000. Including mortgages that have been swapped to a fixed interest rate, our weighted average interest rate on mortgage debt was 4.21% as of March 31, 2015.

In January 2015, the Company prepaid a mortgage note payable with an outstanding balance of approximately $2,406,000. The fully-amortizing loan carried a 6.63% interest rate and the final monthly payment was due in February 2017. The Company incurred a loss on debt extinguishment of approximately $180,000 in connection with the prepayment.

Mortgages payable consisted of the following:

	March 31, 2015	December 31, 2014

Note payable in monthy interest-only installments of $48,467 at 6.56% annum, with a balloon payment in the amount of $8,580,000 due June 11, 2016; collateralized by related real estate and tenants’ leases	$8,580,000	$8,580,000

Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with the final monthly payment due February 2017; collateralized by related real estate and tenants’ leases	-	2,405,976

Note payable in monthly principal installments of $50,120 plus interest at 170 basis points over LIBOR, swapped to a fixed rate of 3.62% as of December 31, 2013. A final balloon payment in the amount of $19,744,758 is due on May 14, 2017 unless extended for a two year period at the option of the Company, subject to certain conditions, collateralized by related real estate and tenants’ leases	21,238,598	21,398,078

Note payable in monthly installments of interest only at LIBOR plus 160 basis points, swapped to a fixed rate of 2.49% with balloon payment due April 4, 2018; collateralized by related real estate and tenants' leases	25,000,000	25,000,000

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	7,568,899	7,896,078

Note payable in monthly installments of $23,004 including interest at 6.24% per annum, with a balloon payment of $2,766,628 due February 2020; collateralized by related real estate and tenant lease	3,185,183	3,204,294

Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 1, 2023; collateralized by related real estate and tenants' leases	23,640,000	23,640,000

Note payable in monthly installments of $35,673 including interest at 5.01% per annum, with a balloon payment of $4,034,627 due September 2023; collateralized by related real estate and tenant lease	5,558,249	5,595,327

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	8,908,504	9,042,485

Total	$103,679,433	$106,762,238

Debt Maturities

The following table presents scheduled principal payments related to our debt as of March 31, 2015:

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2015	$2,094,782	$-	$2,094,782
2016	2,953,637	8,580,000	11,533,637
2017 (1)	2,710,275	19,744,758	22,455,033
2018 (2)	2,575,206	104,500,000	107,075,206
2019	2,750,346	-	2,750,346
Thereafter	6,839,278	130,431,151	137,270,429
Total	$19,923,524	$263,255,909	$283,179,433

(1)	The balloon payment is related to a mortgage note that matures in May 2017 and may be extended, at the Company’s election, for a two-year term to May 2019, subject to certain conditions.

(2)	The balloon payment balance includes $79,500,000 outstanding under the Credit Facility as of March 31, 2015. The Credit Facility matures in July 2018 and may be extended for one year at the Company’s election, subject to certain conditions.

Note 5 – Common Stock

In March 2015, the Securities and Exchange Commission declared effective a shelf registration statement previously filed by the Company. The securities covered by this registration statement, which expires in March 2018, cannot exceed $500,000,000 in the aggregate and include common stock, preferred stock, depositary shares and warrants. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

Note 6 – Dividends and Distribution Payable

On March 5, 2015, the Company declared a dividend of $0.45 per share for the quarter ended March 31, 2015. The holders of limited partnership interests in the Operating Partnership (“OP Units”) were entitled to an equal distribution per OP Unit held as of March 31, 2015. The dividends and distributions payable were recorded as liabilities on the Company's consolidated balance sheet at March 31, 2015. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners' non-controlling interest. These amounts were paid on April 14, 2015.

Note 7 – Derivative Instruments and Hedging Activity

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

In April 2012, the Company entered into a forward starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22,300,000 in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on one-month LIBOR and pays to the counterparty a fixed rate of 1.92%. This swap effectively converted $22,300,000 of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019.

In December 2012, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $25,000,000 in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on one-month LIBOR and pays to the counterparty a fixed rate of 0.89%. This swap effectively converted $25,000,000 of variable-rate borrowings to fixed-rate borrowings from December 6, 2012 to April 4, 2018.

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35,000,000 in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on one-month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35,000,000 of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65,000,000 in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on one-month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converted $65,000,000 of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021.

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) (“OCI”) for the three months ended March 31, 2015 to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense. For the three months ended March 31, 2015, the Company has determined these derivative instruments to be effective hedges.

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of March 31, 2015.

Note 8 – Discontinued Operations

The Company elected to early adopt ASU 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" in the first quarter of 2014. The following information provides a summary of selected operating results for those properties classified as discontinued operations prior to the adoption of ASU 2014-08.

In January 2014, the Company sold a Kmart-anchored shopping center in Ironwood, Michigan, which was classified as held for sale on December 31, 2013, for approximately $5,000,000. The results of operations for this property are reported in discontinued operations for the three months ended March 31, 2014, including revenues of approximately $42,600 and expenses of approximately $28,000.

Note 9 – Fair Value Measurements

The table below sets forth the Company’s fair value hierarchy for assets and liabilities measured or disclosed at fair value as of March 31, 2015.

Asset:	Level 1	Level 2	Level 3	Carrying Value
Interest rate swaps	$-	$66,405	$-	$66,405

Liability:	Level 1	Level 2	Level 3	Carrying Value
Interest rate swaps	$-	$4,187,527	$-	$4,187,527
Mortgage notes payable	$-	$-	$113,188,490	$106,762,238
Revolving credit facility	$-	$79,500,000	$-	$79,500,000
Unsecured term loans	$-	$-	$99,210,734	$100,000,000

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

Note 10 – Equity Incentive Plan

The Company estimates the fair value of restricted stock grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of March 31, 2015, there was $5,966,000 of total unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.5 years. The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock. The Company has deemed historical forfeitures insignificant and does not consider discount rates to be material.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

Restricted share activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Unvested restricted stock at December 31, 2014	238,626	$26.24

Restricted stock granted	73,479	$33.53
Restricted stock vested	(75,901)	$25.13
Restricted stock forfeited	(10,810)	$27.08

Unvested restricted stock at March 31, 2015	225,394	$28.95

Note 11 – Subsequent Events

There were no reportable subsequent events or transactions through the date of this filing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Interim Consolidated Financial Statements of Agree Realty Corporation, including the respective notes thereto, which are included in this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project,” or similar expressions. Forward-looking statements in this report include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated expenditures of capital, and other matters. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations, include, but are not limited to: the global and national economic conditions and changes in general economic, financial and real estate market conditions; changes in our business strategy; risks that our acquisition and development projects will fail to perform as expected; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; our ability to re-lease space as leases expire; loss or bankruptcy of one or more of our major tenants; a failure of our properties to generate additional income to offset increases in operating expenses; our ability to maintain our qualification as real estate investment trust (“REIT”) for federal income tax purposes and the limitations imposed on our business by our status as a REIT; and legislative or regulatory changes, including changes to laws governing REITs. The factors included in this quarterly report, including the documents incorporated by reference, and documents the Company subsequently files with the SEC and incorporate by reference, are not exhaustive and additional factors could adversely affect its business and financial performance. For a discussion of additional risk factors, see the factors included under the caption “Risk Factors” in the Company’s most recent Annual Report on Form 10-K. All forward-looking statements are based on information that was available, and speak only, as of the date on which they were made. Except as required by law, the Company disclaims any obligation to review or update these forward–looking statements to reflect events or circumstances as they occur.

Overview

Agree Realty Corporation (the “Company”) is a fully integrated real estate investment trust (“REIT”) primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and listed on the New York Stock Exchange (“NYSE”) in 1994. The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which the Company is the sole general partner and in which it held a 98.06% interest as of March 31, 2015.

As of March 31, 2015, the Company’s portfolio consisted of 233 properties located in 39 states and totaling approximately 4.7 million square feet of gross leasable area. As of March 31, 2015, the portfolio was approximately 98.6% leased and had a weighted average remaining lease term of approximately 11.8 years. Substantially all of the Company’s tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

First Quarter 2015 Highlights

During the three months ended March 31, 2015, the Company purchased 25 retail net lease assets for approximately $59,824,000, including acquisition and closing costs. These properties are located in 15 states and 100% leased to 15 different tenants operating in 9 diverse retail sectors for a weighted average lease term of approximately 13.0 years. The underwritten weighted average capitalization rate on the Company’s first quarter 2015 acquisitions was approximately 8.1%.

During the three months ended March 31, 2015, the Company sold one retail net lease asset and received gross proceeds of approximately $1,038,000. The Company recorded a gain of $99,000 on the sale.

Recent Accounting Pronouncements

Refer to Note 2 to the March 31, 2015, Interim Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company’s management to use judgment in the application of accounting policies, including making estimates and assumptions. Management bases estimates on the best information available at the time, its experience, and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of the interim consolidated financial statements. From time to time, the Company may re-evaluate its estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of the Company’s critical accounting policies is included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Company has not made any material changes to these policies during the periods covered by this quarterly report.

Results of Operations

Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014

Minimum rental income increased $3,031,000, or 26%, to $14,554,000 in 2015, compared to $11,523,000 in 2014. Approximately $3,184,000 of the increase was due to the acquisition of additional net lease properties and approximately $363,000 was due to the development of new net lease properties. These increases were partially offset by a reduction in minimum rental income of approximately $449,000 from properties that were sold and other minimum rental income adjustments of approximately $67,000.

Percentage rents increased to $9,800 in 2015 from $0 in 2014 due to percentage rents received from tenants in 2015 that were not required to pay percentage rents in 2014.

Operating cost reimbursements increased $155,000, or 15%, to $1,178,000 in 2015, compared to $1,023,000 in 2014. Operating cost reimbursements increased primarily due to higher levels of recoverable property operating expenses as a result of recent acquisition, development and disposition activity. The portfolio recovery rate increased to 88.3% in 2015 compared to 85.6% in 2014.

Other income decreased to $1,200 in 2015 from $29,000 in 2014. The primary driver of the decrease was non-recurring fee income earned in 2014.

Real estate taxes increased $66,000, or 9%, to $763,000 in 2015, compared to $697,000 in 2014. The increase is due to the ownership of additional properties for which the Company remits real estate taxes and are subsequently reimbursed by tenants.

Property operating expenses increased $72,000, or 14%, to $571,000 in 2015, compared to $499,000 in 2014. The increase is primarily due to the ownership of additional properties which contributed to higher property maintenance, utilities and insurance expenses. The Company’s tenants subsequently reimbursed it for the majority of these expenses.

Land lease payments increased $25,000, or 23%, to $132,000 in 2015, compared to $107,000 for 2014. The increase is the result of a property acquired after the first quarter of 2014 that is subject to a land lease.

General and administrative expenses increased $76,000, or 5%, to $1,668,000 in 2015, compared to $1,592,000 in 2014. The increase is primarily the result of increased employee and professional costs. General and administrative expenses as a percentage of total revenue decreased to 10.6% for 2015 from 12.7% in 2014.

Depreciation and amortization increased $1,040,000, or 41%, to $3,554,000 in 2015, compared to $2,514,000 in 2014. The increase was primarily the result of recent acquisition and development activity.

Interest expense increased $667,000, or 37%, to $2,461,000 in 2015, compared to $1,794,000 for 2014. The increase in interest expense is a result of higher levels of borrowings to finance the acquisition and development of additional properties, including the $65,000,000 unsecured term loan entered into in July of 2014.

The Company recognized a gain of $99,000 on the sale of a Sonic restaurant in March 2015. This gain was partially offset by the recording of additional costs associated with properties sold at the end of 2014. The Company recognized a gain of $123,000 on the sale of the Ironwood Commons shopping center in January 2014. This gain is reflected in discontinued operations in 2014.

The Company recorded a loss on debt extinguishment of approximately $180,000 in 2015. The loss on debt extinguishment was related to the prepayment of a mortgage note payable with an outstanding balance of approximately $2,406,000. The fully-amortizing loan carried a 6.63% interest rate and the final monthly payment was due in February 2017. No such items were recognized in 2014.

The Company recognized no income from discontinued operations in 2015. Income from discontinued operations of $15,000 in 2014 was attributable to Ironwood Commons which was classified as held for sale at December 31, 2013 and subsequently sold in January 2014.

Net income increased $984,000, or 18%, to $6,368,000 in 2015, from $5,384,000 in 2014 as a result of the foregoing factors.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on its outstanding indebtedness, distributions to its shareholders and future property acquisitions and development.

The Company expects to meet its short term liquidity requirements through cash provided from operations and borrowings under its $150,000,000 unsecured revolving credit facility (the “Credit Facility”). As of March 31, 2015, $79,500,000 was outstanding on the Credit Facility and $70,500,000 was available for future borrowings. The Company anticipates funding its long term capital needs through cash provided from operations, borrowings under the Credit Facility, the issuance of long term debt or the issuance of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Capitalization

As of March 31, 2015, the Company’s total market capitalization was approximately $874,999,000. Market capitalization consisted of $591,819,000 of common equity (based on the March 31, 2015 closing price on the NYSE of $32.97 per common share and assuming the conversion of operating partnership units in the Operating Partnership (“OP units”)) and $283,179,000 of total debt including (i) $103,679,000 of mortgage notes payable; (ii) $100,000,000 of unsecured term loans; and (iii) $79,500,000 of borrowings under our Credit Facility. Our ratio of total debt to total market capitalization was 32.4% at March 31, 2015.

At March 31, 2015, the non-controlling interest in the Operating Partnership represented ownership of 1.94% of the Operating Partnership. The OP Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged OP Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all OP Units, there would have been 17,950,234 shares of common stock outstanding at March 31, 2015.

Debt

Revolving Credit and Term Loan Facility

The Company has in place a $250,000,000 senior unsecured revolving credit and term loan facility (the “Revolving Credit and Term Loan Facility) consisting of (i) a $150,000,000 Credit Facility; (ii) a $65,000,000 seven-year unsecured term loan facility (the “2021 Term Loan”); and (iii) a $35,000,000 unsecured term loan facility due 2020 (the “2020 Term Loan”).

The Credit Facility is due July 21, 2018, with an additional one-year extension at the Company’s option, subject to customary conditions. Borrowings under the Credit Facility are priced at LIBOR plus 135 to 200 basis points, depending on the Company’s leverage. As of March 31, 2015, $79,500,000 was outstanding under the Credit Facility bearing a weighted average interest rate of approximately 1.7% and $70,500,000 was available for borrowing.

The 2021 Term Loan matures on July 21, 2021. Borrowings under the 2021 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, and the Company entered into interest rate swaps to fix LIBOR at 2.09% until maturity. As of March 31, 2015, $65,000,000 was outstanding under the 2021 Term Loan bearing an all-in interest rate of 3.74%.

The 2020 Term Loan matures on September 29, 2020. Borrowings under the 2020 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, and the Company entered into interest rate swaps to fix LIBOR at 2.20% until maturity. As of March 31, 2015, $35,000,000 was outstanding under the 2020 Term Loan bearing an all-in interest rate of 3.85%.

The Revolving Credit and Term Loan Facility contains customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties, and permitted investments. The Company was in compliance with the covenant terms at March 31, 2015.

Mortgage Notes Payable

As of March 31, 2015, we had total mortgage indebtedness of $103,679,000. Including our mortgages that have been swapped to a fixed interest rate, our weighted average interest rate on mortgage debt was 4.21%. The following table summarizes our mortgage notes payable as of March 31, 2015:

($ in thousands)
	Interest		Principal Amount Outstanding
Mortgage Note Payable	Rate (1)	Maturity	March 31, 2015	December 31, 2014
Portfolio Mortgage Loan due 2016	6.56%	June 2016	$8,580	$8,580
Portfolio Mortgage Loan due 2017	6.63%	February 2017	-	2,406
Secured Term Loan due 2017	3.62%	May 2017 (2)	21,239	21,398
Secured Term Loan due 2018	2.49%	April 2018	25,000	25,000
Portfolio Mortgage Loan due 2020	6.90%	January 2020	7,568	7,896
Single Asset Mortgage Loan due 2020	6.24%	January 2020	3,185	3,204
CMBS Portfolio Loan due 2023	3.60%	January 2023	23,640	23,640
Single Asset Mortgage Loan due 2023	5.01%	September 2023	5,558	5,595
Portfolio CTL due 2026	6.27%	July 2026	8,909	9,043
Total			$103,679	$106,762

(1)	Fixed rates, including the effect of interest rate swaps.
(2)	The note matures May 14, 2017 and may be extended, at the Company’s election, for a two-year term to May 14, 2019, subject to certain conditions.

The mortgage loans encumbering our properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At March 31, 2015, the mortgage loan of $21,239,000 was partially recourse to us and secured by a limited guaranty of payment and performance for approximately 50% of the loan amount.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2015:

($ in thousands)
		Remainder of
	Total	2015	2016-2017	2018-2019	Thereafter
Mortgage Notes Payable	$103,679	$2,095	$33,989	$30,326	$37,270
Revolving Credit Facility	79,500	-	-	79,500	-
Unsecured Term Loans	100,000	-	-	-	100,000
Land Lease Obligations	11,289	386	1,029	1,024	8,850
Estimated Interest Payments on Mortgage Notes Payable and Unsecured Term Loans	41,987	6,148	14,511	11,625	9,703
Total	$336,455	$8,629	$49,529	$122,475	$155,823

Estimated interest payments are based on (i) the stated rates for mortgage notes payable, including the effect of interest rate swaps and (ii) the stated rates for unsecured term loans, including the effect of interest rate swaps and assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Dividends

During the quarter ended March 31, 2015, we declared a quarterly dividend of $0.45 per share. The cash dividend was paid on April 14, 2015 to holders of record on March 31, 2015.

Inflation

The Company’s leases typically contain provisions to mitigate the adverse impact of inflation on its results of operations. Tenant leases generally provide for limited increases in rent as a result of fixed increases or increases in the consumer price index. Certain of the Company’s leases contain clauses enabling it to receive percentage rents based on tenants’ gross sales, which generally increase as prices rise. During times when inflation is greater than increases in rent, rent increases will not keep up with the rate of inflation.

Substantially all of the Company’s properties are leased to tenants under long-term, net leases which require the tenant to pay certain operating expenses for a property, thereby reducing the Company’s exposure to operating cost increases resulting from inflation. Inflation may have an adverse impact on the Company’s tenants.

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

Adjusted Funds from Operations (“AFFO”) is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. AFFO further adjusts FFO for certain non-cash items that reduce or increase net income in accordance with GAAP and for non-recurring items that are not reflective of ongoing operations. Management considers AFFO a useful supplemental measure of the Company’s performance, however, AFFO should not be considered an alternative to net income as an indication of the Company’s performance, or to cash flow as a measure of liquidity or ability to make distributions. The Company’s computation of AFFO may differ from the methodology for calculating AFFO used by other equity REITs, and therefore may not be comparable to such other REITs. Note that, during the year ended December 31, 2014, the Company adjusted its calculation of AFFO to exclude non-recurring capitalized building improvements and to include non-real estate related depreciation and amortization. Management believes that these changes provide a more useful measure of operating performance in the context of AFFO.

The following table provides a reconciliation of FFO and net income for the three months ended March 31, 2015 and 2014:

	Three Months Ended
Reconciliation of Funds from Operations to Net Income	March 31, 2015	March 31, 2014
Net income	$6,494,181	$5,509,528
Depreciation of real estate assets	2,554,769	1,952,324
Amortization of leasing costs	953,061	29,622
Amortization of lease intangibles	29,752	516,929
Gain on sale of assets	(79,104)	(122,747)
Funds from Operations	$9,952,659	$7,885,656

Funds from Operations Per Share - Diluted	$0.56	$0.52

Weighted average shares and OP units outstanding
Basic	17,717,452	15,046,098
Diluted	17,763,979	15,093,109

The following table provides a reconciliation of FFO and net income for the three months ended March 31, 2015 and 2014:

	Three Months Ended
Reconciliation of Adjusted Funds from Operations to Net Income	March 31, 2015	March 31, 2014
Net income	$6,494,181	$5,509,528
Cumulative adjustments to calculate FFO	3,458,478	2,376,128
Funds from Operations	$9,952,659	$7,885,656
Straight-line accrued rent	(597,927)	(287,412)
Deferred revenue recognition	(115,845)	(115,845)
Stock based compensation expense	523,955	527,712
Amortization of financing costs	109,421	90,860
Non-real estate depreciation	15,996	14,714
Loss on debt extinguishment	179,867	-
Adjusted Funds from Operations	$10,068,126	$8,115,685

Additional supplemental disclosure
Scheduled principal repayments	$676,829	$906,234
Capitalized interest	$1,001	$55,182
Capitalized building improvements	$-	$-

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through borrowing activities. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes.

($ in thousands)
	2015	2016	2017	2018	2019	Thereafter	Total
Mortgage Notes Payable	$2,095	$11,534	$22,455	$27,575	$2,750	$37,270	$103,679
Average Interest Rate	5.62%	6.32%	3.90%	2.84%	6.26%	3.77%

Unsecured Revolving Credit Facility	$-	$-	$-	$79,500	$-	$-	$79,500
Average Interest Rate				1.72%

Unsecured Term Loans	$-	$-	$-	$-	$-	$100,000	$100,000
Average Interest Rate						3.78%	-

The fair value (in thousands) is estimated at $113,118 and $99,211 for mortgage notes payable and unsecured term loans, respectively, as of March 31, 2015.

The table above incorporates those exposures that exist as of March 31, 2015; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In April 2012, we entered into a forward starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22,300,000 in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 1.92%. This swap effectively converted $22,300,000 of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of March 31, 2015, this interest rate swap was valued as a liability of $614,000.

In December 2012, we entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $25,000,000 in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 0.89%. This swap effectively converted $25,000,000 of variable-rate borrowings to fixed-rate borrowings from December 6, 2012 to April 4, 2018. As of March 31, 2015, this interest rate swap was valued as a asset of $66,000.

In September 2013, we entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35,000,000 in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 2.20%. This swap effectively converted $35,000,000 of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of March 31, 2015, this interest rate swap was valued as a liability of $1,417,000.

In July 2014, we entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65,000,000 in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 2.09%. This swap effectively converted $65,000,000 of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of March 31, 2015, this interest rate swap was valued as a liability of $2,156,000.

We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of March 31, 2015.

As of March 31, 2015, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $795,000.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 1A.	Risk Factors

There have been no material changes from our risk factors set forth under Item 1A of Part 1 of our most recently filed Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Brian R. Dickman, Chief Financial Officer

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Brian R. Dickman, Chief Financial Officer

*101	The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

*	Filed herewith.

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

Date: May 1, 2015

