Form 10-Q
period 2015-06-30
AGREE REALTY CORP
filed 2015-07-31
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015, or

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

Yes   ☐                   No   ☒

As of July 28, 2015, the Registrant had 18,165,636 shares of common stock, $0.0001 par value, outstanding.

AGREE REALTY CORPORATION

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	June 30,	December 31,
	2015	2014

ASSETS
Real Estate Investments
Land	$209,267,989	$195,091,303
Buildings	478,806,718	393,826,467
Less accumulated depreciation	(60,455,765)	(59,089,851)
	627,618,942	529,827,919
Property under development	467,302	229,242
Net Real Estate Investments	628,086,244	530,057,161

Cash and Cash Equivalents	2,870,603	5,399,458

Accounts Receivable - Tenants, net of allowance of $35,000 for possible losses at June 30, 2015 and December 31, 2014	5,693,231	4,507,735

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $3,062,644 and $2,690,005 at June 30, 2015 and December 31, 2014, respectively	3,481,290	3,008,280

Leasing costs, net of accumulated amortization of $580,907 and $543,957 at June 30, 2015 and December 31, 2014, respectively	788,051	783,335

Lease intangibles, net of accumulated amortization of $7,821,364 and $5,719,085 at June 30, 2015 and December 31, 2014, respectively	61,515,812	47,479,602

Other Assets	2,631,835	2,345,290

Total Assets	$705,067,066	$593,580,861

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2015	2014

LIABILITIES
Mortgage Notes Payable	$102,996,683	$106,762,238

Unsecured Term Loans	100,000,000	100,000,000

Senior Unsecured Notes	100,000,000	-

Unsecured Revolving Credit Facility	15,000,000	15,000,000

Dividends and Distributions Payable	8,554,514	8,048,404

Deferred Revenue	772,333	1,004,023

Accrued Interest Payable	889,056	721,459

Accounts Payable and Accrued Expense
Capital expenditures	27,837	200,300
Operating	2,861,990	2,684,599

Interest Rate Swaps	2,591,506	2,383,308

Deferred Income Taxes	705,000	705,000

Tenant Deposits	41,445	36,156

Total Liabilities	334,440,364	237,545,487

STOCKHOLDERS' EQUITY
Common stock, $.0001 par value, 28,000,000 shares authorized, 18,053,529 and 17,539,946 shares issued and outstanding, respectively	1,805	1,754
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized
Series A junior participating preferred stock, $.0001 par value, 200,000 authorized, no shares issued and outstanding	-	-
Additional paid-in-capital	402,915,538	388,262,847
Deficit	(32,264,517)	(32,584,612)
Accumulated other comprehensive loss	(2,442,795)	(2,059,998)

Total Stockholders' Equity - Agree Realty Corporation	368,210,031	353,619,991
Non-controlling interest	2,416,671	2,415,383
Total Stockholders' Equity	370,626,702	356,035,374

Total Liabilities and Stockholders' Equity	$705,067,066	$593,580,861

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues
Minimum rents	$15,972,170	$11,790,632	$30,526,181	$23,313,690
Percentage rents	141,017	142,181	150,828	142,181
Operating cost reimbursement	1,097,938	946,608	2,275,963	1,969,581
Other income	8,326	24,334	9,536	53,376
Total Revenues	17,219,451	12,903,755	32,962,508	25,478,828

Operating Expenses
Real estate taxes	863,357	739,743	1,626,280	1,436,975
Property operating expenses	415,707	458,294	987,097	956,820
Land lease payments	137,282	107,275	269,145	214,550
General and administrative	1,744,026	1,616,906	3,411,632	3,208,688
Depreciation and amortization	4,117,182	2,591,157	7,670,763	5,104,746
Impairment charge	-	2,800,000	-	2,800,000
Total Operating Expenses	7,277,554	8,313,375	13,964,917	13,721,779
	10.1%	12.5%	10.4%	12.6%
Income from Operations	9,941,897	4,590,380	18,997,591	11,757,049

Other (Expense) Income
Interest expense, net	(2,933,269)	(1,874,510)	(5,394,024)	(3,668,972)
Gain on sale of assets	3,456,206	-	3,535,310	-
Loss on debt extinguishment	-	-	(179,867)	-

Income From Continuing Operations	10,464,834	2,715,870	16,959,010	8,088,077

Discontinued Operations
Gain on sale of assets from discontinued operations	-	-	-	122,747
Income from discontinued operations	-	-	-	14,573

Net Income	10,464,834	2,715,870	16,959,010	8,225,397

Less Net Income Attributable to Non-Controlling Interest	201,237	61,642	327,054	186,812

Net Income Attributable to Agree Realty Corporation	$10,263,597	$2,654,228	$16,631,956	$8,038,585

Basic Earnings Per Share
Continuing operations	$0.59	$0.18	$0.95	$0.54
Discontinued operations	-	-	-	0.01
	$0.59	$0.18	$0.95	$0.55
Diluted Earnings Per Share
Continuing operations	$0.58	$0.18	$0.95	$0.53
Discontinued operations	-	-	-	0.01
	$0.58	$0.18	$0.95	$0.54

Other Comprehensive Income
Net income	$10,464,834	$2,715,870	$16,959,010	$8,225,397
Other Comprehensive Income (Loss)	1,621,177	(850,216)	(390,650)	(1,310,242)
Total Comprehensive Income	12,086,011	1,865,654	16,568,360	6,915,155
Comprehensive Income Attributable to Non-Controlling Interest	(232,027)	(42,342)	(319,520)	(157,069)

Comprehensive Income Attributable to Agree Realty Corporation	$11,853,984	$1,823,312	$16,248,840	$6,758,086

Weighted Average Number of Common Shares Outstanding - Basic	17,539,358	14,714,357	17,457,699	14,709,509

Weighted Average Number of Common Shares Outstanding - Diluted:	17,587,052	14,775,596	17,511,418	14,769,199

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Interest	Equity
Balance, December 31, 2014	17,539,946	$1,754	$388,262,847	$(32,584,612)	$(2,059,998)	$2,415,383	$356,035,374
Issuance of common stock, net of issuance costs	454,514	45	13,607,894	-	-	-	13,607,940
Issuance of restricted stock under the Omnibus Incentive Plan	73,479	7	-	-	-	-	7
Forfeiture of restricted stock	(14,410)	(1)	-	-	-	-	(1)
Vesting of restricted stock	-	-	1,044,797	-	-	-	1,044,797
Dividends and distributions declared for the period	-	-	-	(16,311,861)	-	(317,912)	(16,629,773)
Other comprehensive income (loss) - change in fair value of interest rate swaps	-	-	-		(382,797)	(7,853)	(390,650)
Net income	-	-	-	16,631,956		327,054	16,959,010
Balance, June 30, 2015	18,053,529	$1,805	$402,915,538	$(32,264,517)	$(2,442,795)	$2,416,671	$370,626,702

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities
Net income	$16,959,010	$8,225,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,509,825	3,993,973
Amortization	2,503,798	1,475,340
Stock-based compensation	1,044,797	1,042,712
Impairment charge	-	2,800,000
Loss on extinguishment of debt	179,867	-
Debt extinguishment costs	(150,084)	-
Gain on sale of assets	(3,535,310)	(122,747)
Increase in accounts receivable	(1,185,496)	(530,922)
(Increase) decrease in other assets	(238,231)	236,269
Increase (decrease) in accounts payable	176,370	(190,814)
Decrease in deferred revenue	(231,690)	(231,690)
Increase (decrease) in accrued interest	167,597	(38,177)
Increase (decrease) in tenant deposits	5,289	(667)
Net Cash Provided by Operating Activities	21,205,742	16,658,674

Cash Flows from Investing Activities
Acquisition of real estate investments	(124,414,224)	(35,105,026)
Development of real estate investments and other (including capitalized interest of $2,512 in 2015 and $113,547 in 2014)	(725,010)	(9,340,454)
Payment of leasing costs	(65,410)	(9,360)
Net proceeds from sale of assets	8,800,618	4,974,387
Net Cash Used In Investing Activities	(116,404,026)	(39,480,453)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	13,607,946	(14,529)
Unsecured revolving credit facility borrowings	111,500,000	46,888,327
Unsecured revolving credit facility repayments	(111,500,000)	(13,024,327)
Mortgage notes payable proceeds	-	-
Payments of mortgage notes payable	(3,765,556)	(10,968,737)
Term loan payable proceeds	-	-
Senior unsecured notes proceeds	100,000,000	-
Dividends paid	(15,814,152)	(12,536,849)
Limited partners' distributions paid	(312,857)	(291,999)
Repayments of payables for capital expenditures	(200,300)	(144,074)
Payments for financing costs	(845,652)	-
Net Cash Provided by Financing Activities	92,669,429	9,907,812

Net Decrease in Cash and Cash Equivalents	(2,528,855)	(12,913,967)
Cash and Cash Equivalents, beginning of period	5,399,458	14,536,881
Cash and Cash Equivalents, end of period	$2,870,603	$1,622,914

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$4,857,829	$3,395,409

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued under equity incentive plans	$2,463,751	$2,325,235
Real estate acquisitions financed with debt assumption	$8,556,534	$-
Real estate investment financed with accounts payable	$27,837	$105,275

See accompanying notes to consolidated financial statements.

 AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

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

The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which the Company is the sole general partner and in which the Company held a 98.11% interest as of June 30, 2015. Under the partnership agreement of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying unaudited consolidated financial statements for the six months ended June 30, 2015 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the six months ended June 30, 2015 may not be indicative of the results that may be expected for the year ending December 31, 2015. Amounts as of December 31, 2014 included in the consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Form 10-K for the year ended December 31, 2014.

The unaudited consolidated financial statements include the accounts of Agree Realty Corporation, the Operating Partnership and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

Real Estate Investments

The Company records the acquisition of real estate at cost, including acquisition and closing costs. For properties developed by the Company, all direct and indirect costs related to planning, development and construction, including interest, real estate taxes and other miscellaneous costs incurred during the construction period, are capitalized for financial reporting purposes and recorded as property under development until construction has been completed. Properties classified as “held for sale” are recorded at the lower of their carrying value or their fair value less anticipated selling costs.

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

June 30, 2015

(Unaudited)

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average number of common shares outstanding	17,759,453	14,962,973	17,677,794	14,958,125
Less: Unvested restricted stock	(220,095)	(248,616)	(220,095)	(248,616)
Weighted average number of common shares outstanding used in basic earnings per share	17,539,358	14,714,357	17,457,699	14,709,509

Weighted average number of common shares outstanding used in basic earnings per share	17,539,358	14,714,357	17,457,699	14,709,509
Effect of dilutive securities: restricted stock	47,694	61,239	53,719	59,690
Weighted average number of common shares outstanding used in diluted earnings per share	17,587,052	14,775,596	17,511,418	14,769,199

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

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

The Company has established taxable REIT subsidiaries (“TRS”) pursuant to the provisions of the Internal Revenue Code. The Company’s TRS entities are able to engage in activities resulting in income that would be non-qualifying income for a REIT. As a result, certain activities of the Company which occur within its TRS entities are subject to federal and state income taxes. As of June 30, 2015 and December 31, 2014, the Company had accrued a deferred income tax amount of $705,000. In addition, the Company recognized income tax expense of $(6,624) and $0 for the three months ended June 30, 2015 and 2014, respectively, and $25,100 and $5,130 for the six months ended June 30, 2015 and 2014, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09 “Revenue from Contracts with Customers”. ASU 2014-09 was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update’s core principal is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies are to use a five-step contract review model to ensure revenue gets recognized, measured and disclosed in accordance with this principle. ASU 2014-09 was to be effective for fiscal years and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB decided to defer by one year the effective date for both public and nonpublic entities. As a result, ASU 2014-09 is now effective for fiscal years and interim periods beginning after December 15, 2017. The amendments in this update will be applied retrospectively either to each prior reporting period presented or to disclose the cumulative effect recognized at the date of initial application. We are still in the process of determining the impact the implementation of ASU 2014-09 will have on the Company’s financial statements.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

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

Note 3 – Real Estate Investments

Real Estate Portfolio

At June 30, 2015 and December 31, 2014, the Company’s gross investment in real estate assets, including properties under development, totaled $688,542,000 and $589,147,000, respectively. Real estate investments consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Number of Properties	250	209
Gross Leasable Area	4,950,000	4,315,000

Land	$209,267,989	$195,091,303
Buildings	478,806,718	393,826,467
Property under Development	467,302	229,242
Gross Real Estate Investments	$688,542,009	$589,147,012
Less Accumulated Depreciation	$(60,455,765)	$(59,089,851)
Net Real Estate Investments	$628,086,244	$530,057,161

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Lease Intangibles

The following table details lease intangibles, net of accumulated amortization, as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Intangible Lease Asset - In-Place Leases	$42,748,526	$36,680,630
Less: Accumulated Amortization	(5,393,077)	(3,897,008)
Intangible Lease Asset - Above-Market Leases	46,973,605	31,642,267
Less: Accumulated Amortization	(5,483,854)	(4,111,435)
Intangible Lease Liability - Below-Market Leases	(20,384,955)	(15,124,210)
Less: Accumulated Amortization	3,055,567	2,289,358
Lease Intangible Asset, net	$61,515,812	$47,479,602

Investments

During the three months ended June 30, 2015, the Company purchased 19 retail net lease assets for approximately $63,635,000, including acquisition and closing costs. These properties are located in 11 states and are 100% leased to 14 different tenants operating in 11 diverse retail sectors for a weighted average lease term of approximately 12.5 years. The underwritten weighted average capitalization rate on the Company’s second quarter 2015 acquisitions was approximately 7.9%.

During the six months ended June 30, 2015, the Company purchased 44 retail net lease assets for approximately $124,354,000, including acquisition and closing costs. These properties are located in 18 states and are 100% leased to 27 different tenants operating in 17 diverse retail sectors for a weighted average lease term of approximately 12.7 years. The underwritten weighted average capitalization rate on the Company’s acquisitions was approximately 8.0%.

The aggregate 2015 acquisitions for the six months ended June 30, 2015 were allocated $16,060,000 to land, $92,072,000 to buildings and improvements, and $16,223,000 to lease intangibles. The acquisitions were all cash purchases and there was no contingent consideration associated with these acquisitions.

None of the Company’s acquisitions during the first six months of 2015 caused any new or existing tenant to comprise 10% or more of its total assets or generate 10% or more of its total annualized base rent at June 30, 2015.

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

Dispositions

During the three months ended June 30, 2015, the Company sold three assets for gross proceeds of $8,150,000 including (i) Marshall Plaza, a Kmart-anchored shopping center in Marshall, Michigan; (ii) a former Border’s store in Lawrence, Kansas, which was the Company’s only vacant retail net lease property; and (iii) an outlot to the Company’s Meijer’s store in Plainfield, Indiana. The Company recorded a net gain of approximately $3,456,000 on the sales.

During the six months ended June 30, 2015, the Company sold four assets for gross proceeds of $9,188,000 including the three assets described above, as well as a Sonic restaurant in Waynesboro, Virginia. The Company recorded a net gain of approximately $3,535,000 on the sales.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Note 4 – Debt

As of June 30, 2015, the Company had total indebtedness of approximately $317,997,000, including (i) $102,997,000 of mortgage notes payable; (ii) $100,000,000 of unsecured term loans; (iii) $100,000,000 of senior unsecured notes; and (iv) $15,000,000 of borrowings under its Credit Facility.

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

The Credit Facility is due July 21, 2018, with an additional one-year extension at the Company’s option, subject to customary conditions. Borrowings under the Credit Facility are priced at LIBOR plus 135 to 200 basis points, depending on the Company’s leverage. As of June 30, 2015, $15,000,000 was outstanding under the Credit Facility bearing a weighted average interest rate of approximately 1.6% and $135,000,000 was available for borrowing.

The 2021 Term Loan matures on July 21, 2021. Borrowings under the 2021 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, and the Company entered into interest rate swaps to fix LIBOR at 2.09% until maturity. As of June 30, 2015, $65,000,000 was outstanding under the 2021 Term Loan bearing an all-in interest rate of 3.74%.

The 2020 Term Loan matures on September 29, 2020. Borrowings under the 2020 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, and the Company entered into interest rate swaps to fix LIBOR at 2.20% until maturity. As of June 30, 2015, $35,000,000 was outstanding under the 2020 Term Loan bearing an all-in interest rate of 3.85%.

The Revolving Credit and Term Loan Facility contains customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties and permitted investments. The Company was in compliance with the covenant terms at June 30, 2015.

Senior Unsecured Notes

On May 28, 2015, the Company completed a private placement of $100,000,000 principal amount of senior unsecured notes (the “Senior Unsecured Notes”). The Senior Unsecured Notes were sold in two series, including $50,000,000 of 4.16% notes due May 30, 2025 and $50,000,000 of 4.26% notes due May 30, 2027. The weighted average term of the Senior Unsecured Notes is 11.0 years and the weighted average interest rate is 4.21%. Proceeds from the issuance were used to repay borrowings under the Company's Credit Facility and for general corporate purposes.

Mortgage Notes Payable

As of June 30, 2015, the Company had total mortgage indebtedness of $102,997,000 which was collateralized by related real estate with an aggregate net book value of $137,055,000. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.20%.

In January 2015, the Company prepaid a mortgage note payable with an outstanding balance of approximately $2,406,000. The fully-amortizing loan carried a 6.63% interest rate and the final monthly payment was due in February 2017. The Company incurred a loss on debt extinguishment of approximately $180,000 in connection with the prepayment.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Mortgages payable consisted of the following:

	June 30, 2015	December 31, 2014

Note payable in monthy interest-only installments of $48,467 at 6.56% annum, with a balloon payment in the amount of $8,580,000 due June 11, 2016; collateralized by related real estate and tenants’ leases	$8,580,000	$8,580,000

Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with the final monthly payment due February 2017; collateralized by related real estate and tenants’ leases	-	2,405,976

Note payable in monthly principal installments of $53,160 plus interest at 170 basis points over LIBOR, swapped to a fixed rate of 3.62% as of December 31, 2013. A final balloon payment in the amount of $19,744,758 is due on May 14, 2017 unless extended for a two year period at the option of the Company, subject to certain conditions, collateralized by related real estate and tenants’ leases	21,079,118	21,398,078

Note payable in monthly installments of interest only at LIBOR plus 160 basis points, swapped to a fixed rate of 2.49% with balloon payment due April 4, 2018; collateralized by related real estate and tenants' leases	25,000,000	25,000,000

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	7,236,044	7,896,078

Note payable in monthly installments of $23,004 including interest at 6.24% per annum, with a balloon payment of $2,766,628 due February 2020; collateralized by related real estate and tenant lease	3,166,869	3,204,294

Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 1, 2023; collateralized by related real estate and tenants' leases	23,640,000	23,640,000

Note payable in monthly installments of $35,673 including interest at 5.01% per annum, with a balloon payment of $4,034,627 due September 2023; collateralized by related real estate and tenant lease	5,522,240	5,595,327

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	8,772,412	9,042,485

Total	$102,996,683	$106,762,238

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Debt Maturities

The following table presents scheduled principal payments related to our debt as of June 30, 2015:

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2015	$1,412,125	$-	$1,412,125
2016	2,953,637	8,580,000	11,533,637
2017 (1)	2,710,276	19,744,758	22,455,034
2018 (2)	2,575,206	40,000,000	42,575,206
2019	2,750,347	-	2,750,347
Thereafter	6,839,183	230,431,151	237,270,334
Total	$19,240,774	$298,755,909	$317,996,683

(1)	The balloon payment is related to a mortgage note that matures in May 2017 and may be extended, at the Company’s election, for a two-year term to May 2019, subject to certain conditions.
(2)	The balloon payment balance includes $15,000,000 outstanding under the Credit Facility as of June 30, 2015. The Credit Facility matures in July 2018 and may be extended for one year at the Company’s election, subject to certain conditions.

Note 5 – Common Stock

On May 6, 2015, the Company implemented a $100,000,000 at-the-market equity program (“ATM program”) by entering into multiple equity distribution agreements through which the Company may, from time to time, sell shares of common stock. The Company uses the proceeds generated from its ATM program for real estate investments, debt repayment and general corporate purposes

During the three months ended June 30, 2015, the Company issued 454,514 shares of common stock under its ATM program at an average price of $30.59, realizing gross proceeds of approximately $13,900,000. The Company has approximately $86,100,000 remaining under the ATM program as of June 30, 2015.

On March 27, 2015, the Securities and Exchange Commission declared effective a shelf registration statement previously filed by the Company. The securities covered by this registration statement, which expires March 27, 2018, cannot exceed $500,000,000 in the aggregate and include common stock, preferred stock, depositary shares and warrants. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

Note 6 – Dividends and Distribution Payable

On May 4, 2015, the Company declared a dividend of $0.465 per share for the quarter ended June 30, 2015. The holders of limited partnership interests in the Operating Partnership (“OP Units”) were entitled to an equal distribution per OP Unit held as of June 30, 2015. The dividends and distributions payable were recorded as liabilities on the Company's consolidated balance sheet at June 30, 2015. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners' non-controlling interest. These amounts were paid on July 14, 2015.

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

June 30, 2015

(Unaudited)

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

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) (“OCI”) for the three months ended June 30, 2015 to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense. For the three months ended June 30, 2015, the Company has determined these derivative instruments to be effective hedges.

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of June 30, 2015.

Note 8 – Discontinued Operations

The Company elected to early adopt ASU 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" in the first quarter of 2014. The following information provides a summary of selected operating results for those properties classified as discontinued operations prior to the adoption of ASU 2014-08.

In January 2014, the Company sold a Kmart-anchored shopping center in Ironwood, Michigan, which was classified as held for sale on December 31, 2013, for approximately $5,000,000. The results of operations for this property are reported in discontinued operations for the six months ended June 30, 2014, including revenues of approximately $42,600 and expenses of approximately $28,000.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Note 9 – Fair Value Measurements

The table below sets forth the Company’s fair value hierarchy for assets and liabilities measured or disclosed at fair value as of June 30, 2015.

Asset:	Level 1	Level 2	Level 3	Carrying Value
Interest rate swaps	$-	$91,561	$-	$91,561

Liability:	Level 1	Level 2	Level 3	Carrying Value
Interest rate swaps	$-	$2,591,506	$-	$2,591,506
Mortgage notes payable	$-	$-	$109,294,924	$102,996,683
Unsecured term loans	$-	$-	$97,153,088	$100,000,000
Senior unsecured notes	$-	$-	$99,638,809	$100,000,000
Revolving credit facility	$-	$15,000,000	$-	$15,000,000

The carrying amounts of the Company’s short-term financial instruments, which consist of cash, cash equivalents, receivables, and accounts payable, approximate their fair values. The fair value of the interest rate swaps were derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and discount rates reflecting the risks involved. The fair value of fixed rate debt was derived using the present value of future payments based on estimated current market interest rates. The fair value of variable rate debt is estimated to be equal to the face value of the debt because the interest rates are floating and is considered to approximate fair value.

Note 10 – Equity Incentive Plan

The Company estimates the fair value of restricted stock grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of June 30, 2015, there was $5,336,000 of total unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.3 years. The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock. The Company has deemed historical forfeitures insignificant and does not consider discount rates to be material.

The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

Restricted stock activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Unvested restricted stock at December 31, 2014	238,626	$26.24

Restricted stock granted	73,479	$33.53
Restricted stock vested	(77,601)	$25.10
Restricted stock forfeited	(14,410)	$27.91

Unvested restricted stock at June 30, 2015	220,094	$28.96

Note 11 – Subsequent Events

In connection with the preparation of its financial statements for the six months ended June 30, 2015, the Company has evaluated events that occurred subsequent to June 30, 2015 through the date on which these financial statements were available to be issued to determine whether any of these events required disclosure in the financial statements. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

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

Overview

Agree Realty Corporation (the “Company”) is a fully integrated real estate investment trust (“REIT”) primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and listed on the New York Stock Exchange (“NYSE”) in 1994. The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which the Company is the sole general partner and in which it held a 98.11% interest as of June 30, 2015.

As of June 30, 2015, the Company’s portfolio consisted of 250 properties located in 41 states and totaling approximately 4.9 million square feet of gross leasable area. As of June 30, 2015, the portfolio was approximately 99.4% leased and had a weighted average remaining lease term of approximately 11.8 years. Substantially all of the Company’s tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

Second Quarter 2015 Highlights

During the three months ended June 30, 2015, the Company purchased 19 retail net lease assets for approximately $63,635,000, including acquisition and closing costs. These properties are located in 11 states and are 100% leased to 14 different tenants operating in 11 diverse retail sectors for a weighted average lease term of approximately 12.5 years. The underwritten weighted average capitalization rate on the Company’s second quarter 2015 acquisitions was approximately 7.9%.

During the three months ended June 30, 2015, the Company sold three assets for gross proceeds of $8,150,000 including (i) Marshall Plaza, a Kmart-anchored shopping center in Marshall, Michigan; (ii) a former Border’s store in Lawrence, Kansas, which was the Company’s only vacant retail net lease property; and (iii) an outlot to the Company’s Meijer’s store in Plainfield, Indiana. The Company recorded a net gain of approximately $3,456,000 on the sales.

On May 6, 2015, the Company implemented a $100,000,000 at the market (ATM) program by entering into multiple equity distribution agreements through which the Company may, from time to time, sell shares of common stock. The Company uses the proceeds generated from its ATM program for real estate investments, debt repayment and general corporate purposes

During the three months ended June 30, 2015, the Company issued 454,514 shares of common stock under its ATM program realizing gross proceeds of approximately $13,900,000. As of June 30, 2015, The Company had approximately $86,100,000 remaining under the ATM program.

On May 28, 2015, the Company completed a $100,000,000 private placement of Senior Unsecured Notes. The Senior Unsecured Notes were sold in two series, including $50,000,000 of 4.16% notes due May 30, 2025 and $50,000,000 of 4.26% notes due May 30, 2027. The weighted average term of the Senior Unsecured Notes is 11.0 years and the weighted average interest rate is 4.21%. Proceeds from the issuance were used to repay borrowings under the Company's Credit Facility and for general corporate purposes.

Recent Accounting Pronouncements

Refer to Note 2 to the June 30, 2015, Interim Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company’s management to use judgment in the application of accounting policies, including making estimates and assumptions. Management bases estimates on the best information available at the time, its experience, and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of the interim consolidated financial statements. From time to time, the Company may re-evaluate its estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of the Company’s critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Company has not made any material changes to these policies during the periods covered by this quarterly report.

Results of Operations

Comparison of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014

Minimum rental income increased $4,181,000, or 35%, to $15,972,000 in 2015, compared to $11,791,000 in 2014. Approximately $4,426,000 of the increase was due to the acquisition of additional net lease properties, approximately $304,000 was due to the development of new net lease properties and approximately $60,000 was due to other minimum rental income adjustments. These increases were partially offset by a reduction in minimum rental income of approximately $609,000 relating to properties that were sold.

Operating cost reimbursements increased $151,000, or 16%, to $1,098,000 in 2015, compared to $947,000 in 2014. Operating cost reimbursements increased primarily due to higher levels of recoverable property operating expenses, including real estate taxes, as a result of recent acquisition, development and disposition activity. The portfolio recovery rate increased to 85.8% in 2015 compared to 79.0% in 2014.

Other income decreased to $8,000 in 2015 from $24,000 in 2014. The primary driver of the decrease was non-recurring fee income earned in 2014.

Real estate taxes increased $123,000, or 17%, to $863,000 in 2015, compared to $740,000 in 2014. The increase was due to the ownership of additional properties for which the Company remits real estate taxes and is subsequently reimbursed by tenants.

Property operating expenses decreased $42,000, or 9%, to $416,000 in 2015, compared to $458,000 in 2014. The decrease is primarily due to lower operating expenses at the Company’s shopping center properties.

Land lease payments increased $30,000, or 28%, to $137,000 in 2015, compared to $107,000 for 2014. The increase is the result of properties acquired after the second quarter of 2014 that are subject to land leases.

General and administrative expenses increased $127,000, or 8%, to $1,744,000 in 2015, compared to $1,617,000 in 2014. The increase is primarily the result of increased employee and professional costs. General and administrative expenses as a percentage of total revenue decreased to 10.1% for 2015 from 12.5% in 2014.

Depreciation and amortization increased $1,526,000, or 59%, to $4,117,000 in 2015, compared to $2,591,000 in 2014. The increase was primarily the result of recent acquisition and development activity.

The Company recorded no impairment charges during the second quarter of 2015. The Company recognized an impairment charge of $2,800,000 in the second quarter of 2014 related to the Chippewa Commons shopping center. Chippewa Commons was subsequently sold in December 2014.

Interest expense increased $1,058,000, or 56%, to $2,933,000 in 2015, compared to $1,875,000 for 2014. The increase in interest expense is a result of higher levels of borrowings to finance the acquisition and development of additional properties, including the $65,000,000 unsecured term loan entered into in July 2014 and the $100,000,000 senior unsecured notes issued in May 2015.

The Company recognized a net gain of $3,456,000 on the sale of three properties during the second quarter of 2015, including (i) a gain of $3,313,000 on the sale of Marshall Plaza, a Kmart-anchored shopping center in Marshall, Michigan; (ii) a gain of $376,000 on the sale of a former Border’s store in Lawrence, Kansas; and (iii) a loss of $233,000 on the sale of an outlot to the Company’s Meijer’s store in Plainfield, Indiana. No properties were sold during the second quarter of 2014.

Net income attributable to the Company increased $7,610,000, to $10,264,000 in 2015, from $2,654,000 in 2014 as a result of the foregoing factors.

Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014

Minimum rental income increased $7,212,000, or 31%, to $30,526,000 in 2015, compared to $23,314,000 in 2014. Approximately $7,610,000 of the increase was due to the acquisition of additional net lease properties and approximately $668,000 was due to the development of new net lease properties. These increases were partially offset by a reduction in minimum rental income of approximately $1,058,000 from properties that were sold and other minimum rental income adjustments of approximately $7,000.

Percentage rents increased $9,000, or 6%, to $151,000 in 2015, compared to $142,000 in 2014, due to percentage rents received from tenants in 2015 that were not required to pay percentage rents in 2014.

Operating cost reimbursements increased $306,000, or 16%, to $2,276,000 in 2015, compared to $1,970,000 in 2014. Operating cost reimbursements increased primarily due to higher levels of recoverable property operating expenses as a result of recent acquisition, development and disposition activity. The portfolio recovery rate increased to 87.1% in 2015 compared to 82.3% in 2014.

Other income decreased to $10,000 in 2015 from $53,000 in 2014. The primary driver of the decrease was non-recurring fee income earned in 2014.

Real estate taxes increased $189,000, or 13%, to $1,626,000 in 2015, compared to $1,437,000 in 2014. The increase is due to the ownership of additional properties for which the Company remits real estate taxes and is subsequently reimbursed by tenants.

Property operating expenses increased $30,000, or 3%, to $987,000 in 2015, compared to $957,000 in 2014. The increase is primarily due to the ownership of additional properties which contributed to higher property maintenance, utilities and insurance expenses, offset by lower operating expenses at the Company’s shopping center properties. The Company’s tenants subsequently reimburse it for the majority of these expenses.

Land lease payments increased $54,000, or 25%, to $269,000 in 2015, compared to $215,000 for 2014. The increase is the result of properties acquired after June 30, 2014 that are subject to land leases.

General and administrative expenses increased $203,000, or 6%, to $3,412,000 in 2015, compared to $3,209,000 in 2014. The increase is primarily the result of increased employee and professional costs. General and administrative expenses as a percentage of total revenue decreased to 10.4% for 2015 from 12.6% in 2014.

Depreciation and amortization increased $2,566,000, or 50%, to $7,671,000 in 2015, compared to $5,105,000 in 2014. The increase was primarily the result of recent acquisition and development activity.

The Company recorded no impairment charges during the first half of 2015. The Company recognized an impairment charge of $2,800,000 in the first half of 2014 related to the Chippewa Commons shopping center. Chippewa Commons was subsequently sold in December 2014.

Interest expense increased $1,725,000, or 47%, to $5,394,000 in 2015, compared to $3,669,000 for 2014. The increase in interest expense is a result of higher levels of borrowings to finance the acquisition and development of additional properties, including the $65,000,000 unsecured term loan entered into in July 2014 and the $100,000,000 senior unsecured notes issued in May 2015.

The Company recognized a net gain of $3,555,000 on the sale of four properties during the first half of 2015, including (i) a gain of $3,313,000 on the sale of Marshall Plaza, a Kmart-anchored shopping center in Marshall, Michigan; (ii) a gain of $376,000 on the sale of a former Border’s store in Lawrence, Kansas; (iii) a loss of $233,000 on the sale of an outlot to the Company’s Meijer’s store in Plainfield, Indiana; and (iv) a gain of $99,000 on the sale of a Sonic restaurant in Waynesboro, Virginia. The Company also recorded additional costs of approximately $20,000 associated with properties sold at the end of 2014. During the first half of 2014, the Company recognized a gain of $123,000 on the sale of the Ironwood Commons, a Kmart-anchored shopping center in Ironwood, Michigan. This gain was reflected in discontinued operations in 2014.

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

Net income attributable to the Company increased $8,593,000, to $16,632,000 in 2015, from $8,039,000 in 2014 as a result of the foregoing factors.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on its outstanding indebtedness, distributions to its shareholders and future property acquisitions and development.

The Company expects to meet its short term liquidity requirements through cash provided from operations and borrowings under its $150,000,000 unsecured revolving credit facility (the “Credit Facility”). As of June 30, 2015, $15,000,000 was outstanding on the Credit Facility and $135,000,000 was available for future borrowings. The Company anticipates funding its long term capital needs through cash provided from operations, borrowings under the Credit Facility, the issuance of long term debt or the issuance of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Capitalization

As of June 30, 2015, the Company’s total market capitalization was approximately $854,758,000. Market capitalization consisted of $536,761,000 of common equity (based on the June 30, 2015 closing price on the NYSE of $29.17 per common share and assuming the conversion of operating partnership units in the Operating Partnership (“OP units”)) and $317,997,000 of total debt, including (i) $102,997,000 of mortgage notes payable; (ii) $100,000,000 of unsecured term loans; (ii) $100,000,000 of senior unsecured notes; and (iii) $15,000,000 of borrowings under our Credit Facility. Our ratio of total debt to total market capitalization was 37.2% at June 30, 2015.

At June 30, 2015, the non-controlling interest in the Operating Partnership represented ownership of 1.89% of the Operating Partnership. The OP Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged OP Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all OP Units, there would have been 18,401,148 shares of common stock outstanding at June 30, 2015.

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

The Credit Facility is due July 21, 2018, with an additional one-year extension at the Company’s option, subject to customary conditions. Borrowings under the Credit Facility are priced at LIBOR plus 135 to 200 basis points, depending on the Company’s leverage. As of June 30, 2015, $15,000,000 was outstanding under the Credit Facility bearing a weighted average interest rate of approximately 1.6% and $135,000,000 was available for borrowing.

The 2021 Term Loan matures on July 21, 2021. Borrowings under the 2021 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, and the Company entered into interest rate swaps to fix LIBOR at 2.09% until maturity. As of June 30, 2015, $65,000,000 was outstanding under the 2021 Term Loan bearing an all-in interest rate of 3.74%.

The 2020 Term Loan matures on September 29, 2020. Borrowings under the 2020 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, and the Company entered into interest rate swaps to fix LIBOR at 2.20% until maturity. As of June 30, 2015, $35,000,000 was outstanding under the 2020 Term Loan bearing an all-in interest rate of 3.85%.

The Revolving Credit and Term Loan Facility contains customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties, and permitted investments. The Company was in compliance with the covenant terms at June 30, 2015.

Senior Unsecured Notes

As of June 30, 2015, the Company had outstanding $100,000,000 principal amount of senior unsecured notes (the “Senior Unsecured Notes”) consisting of two series, including $50,000,000 of 4.16% notes due May 30, 2025 and $50,000,000 of 4.26% notes due May 30, 2027. The weighted average term of the Senior Unsecured Notes is 11.0 years and the weighted average interest rate is 4.21%.

Mortgage Notes Payable

As of June 30, 2015, the Company had total mortgage indebtedness of $102,997,000. Including our mortgages that have been swapped to a fixed interest rate, our weighted average interest rate on mortgage debt was 4.20%. The following table summarizes our mortgage notes payable as of June 30, 2015:

($ in thousands)
	Interest		Principal Amount Outstanding
Mortgage Note Payable	Rate (1)	Maturity	June 30, 2015	December 31, 2014
Portfolio Mortgage Loan due 2016	6.56%	June 2016	$8,580	$8,580
Portfolio Mortgage Loan due 2017	6.63%	February 2017	-	2,406
Secured Term Loan due 2017	3.62%	May 2017 (2)	21,079	21,398
Secured Term Loan due 2018	2.49%	April 2018	25,000	25,000
Portfolio Mortgage Loan due 2020	6.90%	January 2020	7,236	7,896
Single Asset Mortgage Loan due 2020	6.24%	January 2020	3,167	3,204
CMBS Portfolio Loan due 2023	3.60%	January 2023	23,640	23,640
Single Asset Mortgage Loan due 2023	5.01%	September 2023	5,522	5,595
Portfolio CTL due 2026	6.27%	July 2026	8,773	9,043
Total			$102,997	$106,762

(1)	Fixed rates, including the effect of interest rate swaps.
(2)	The note matures May 14, 2017 and may be extended, at the Company’s election, for a two-year term to May 14, 2019, subject to certain conditions.

The mortgage loans encumbering our properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At June 30, 2015, the mortgage loan of $21,079,000 was partially recourse to us and secured by a limited guaranty of payment and performance for approximately 50% of the loan amount.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2015:

($ in thousands)
		Remainder of
	Total	2015	2016-2017	2018-2019	Thereafter
Mortgage Notes Payable	$102,997	$1,412	$33,989	$30,326	$37,270
Revolving Credit Facility	15,000	-	-	15,000	-
Unsecured Term Loans	100,000	-	-	-	100,000
Senior Unsecured Notes	100,000	-	-	-	100,000
Land Lease Obligations	11,933	320	1,280	1,275	9,058
Estimated Interest Payments on Mortgage Notes Payable, Unsecured Term Loans and Senior Unsecured Notes	86,296	6,203	22,931	20,045	37,117
Total	$416,226	$7,935	$58,200	$66,646	$283,445

Estimated interest payments are based on (i) the stated rates for mortgage notes payable, including the effect of interest rate swaps; (ii) the stated rates for unsecured term loans, including the effect of interest rate swaps and assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates; and (iii) the stated rates for senior unsecured notes.

Dividends

During the quarter ended June 30, 2015, we declared a quarterly dividend of $0.465 per share. The cash dividend was paid on July 14, 2015 to holders of record on June 30, 2015.

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

The following table provides a reconciliation of FFO and net income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
Reconciliation of Funds from Operations to Net Income	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$10,464,834	$2,715,870	$16,959,010	$8,225,397
Depreciation of real estate assets	2,922,878	2,012,222	5,477,647	3,964,546
Amortization of leasing costs	1,149,613	29,551	2,102,674	59,173
Amortization of lease intangibles	29,320	534,675	59,072	1,051,604
Impairment charge	-	2,800,000	-	2,800,000
Gain on sale of assets	(3,456,206)	-	(3,535,310)	(122,747)
Funds from Operations	$11,110,439	$8,092,318	$21,063,093	$15,977,973

Funds from Operations Per Share - Diluted	$0.62	$0.54	$1.18	$1.06

Weighted average shares and OP units outstanding
Basic	17,886,977	15,061,976	17,805,318	15,057,128
Diluted	17,934,671	15,123,215	17,859,037	15,116,818

The following table provides a reconciliation of AFFO and net income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
Reconciliation of Adjusted Funds from Operations to Net Income	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$10,464,834	$2,715,870	$16,959,010	$8,225,397
Cumulative adjustments to calculate FFO	645,605	5,376,448	4,104,083	7,752,576
Funds from Operations	$11,110,439	$8,092,318	$21,063,093	$15,977,973
Straight-line accrued rent	(608,421)	(316,284)	(1,206,348)	(603,696)
Deferred revenue recognition	(115,845)	(115,845)	(231,690)	(231,690)
Stock based compensation expense	520,842	515,000	1,044,797	1,042,712
Amortization of financing costs	115,881	90,860	225,302	181,720
Non-real estate depreciation	15,371	14,709	31,367	29,423
Loss on debt extinguishment	-	-	179,867	-
Adjusted Funds from Operations	$11,038,267	$8,280,758	$21,106,388	$16,396,442

Additional supplemental disclosure
Scheduled principal repayments	$682,750	$894,929	$1,359,579	$1,801,163
Capitalized interest	$1,511	$58,365	$2,512	$113,547
Capitalized building improvements	$-	$75,988	$-	$75,988

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

($ in thousands)
	2015	2016	2017	2018	2019	Thereafter	Total
Mortgage Notes Payable	$1,412	$11,534	$22,455	$27,575	$2,750	$37,270	$102,997
Average Interest Rate	-	6.56%	3.62%	2.49%	-	4.42%

Unsecured Revolving Credit Facility	$-	$-	$-	$15,000	$-	$-	$15,000
Average Interest Rate				1.56%

Unsecured Term Loans	$-	$-	$-	$-	$-	$100,000	$100,000
Average Interest Rate						3.78%

Senior Unsecured Notes	$-	$-	$-	$-	$-	$100,000	$100,000
Average Interest Rate						4.21%

The fair value (in thousands) is estimated at $109,295, $97,153 and $99,639 for mortgage notes payable, unsecured term loans and senior unsecured notes, respectively, as of June 30, 2015.

The table above incorporates those exposures that exist as of June 30, 2015; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In April 2012, we entered into a forward starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22,300,000 in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 1.92%. This swap effectively converted $22,300,000 of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of June 30, 2015, this interest rate swap was valued as a liability of $500,000.

In December 2012, we entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $25,000,000 in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 0.89%. This swap effectively converted $25,000,000 of variable-rate borrowings to fixed-rate borrowings from December 6, 2012 to April 4, 2018. As of June 30, 2015, this interest rate swap was valued as an asset of $92,000.

In September 2013, we entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35,000,000 in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 2.20%. This swap effectively converted $35,000,000 of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of June 30, 2015, this interest rate swap was valued as a liability of $988,000.

In July 2014, we entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65,000,000 in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 2.09%. This swap effectively converted $65,000,000 of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of June 30, 2015, this interest rate swap was valued as a liability of $1,104,000.

We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of June 30, 2015.

As of June 30, 2015, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $150,000.

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

Item 1A.	Risk Factors

There have been no material changes from our risk factors set forth under Item 1A of Part 1 of our most recently filed Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Brian R. Dickman, Chief Financial Officer

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Brian R. Dickman, Chief Financial Officer

*101	The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

 ___________________

*	Filed herewith.

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

Date: July 31, 2015

