Form 10-K
period 2015-12-31
AGREE REALTY CORP
filed 2016-03-11
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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
Yes ☐ No ☒

The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was approximately $526,621,441 as of June 30, 2015, based on the closing price of $29.17 on the New York Stock Exchange on that date.

At March 7, 2016, there were 20,700,378 shares of common stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholder meeting to be held in 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K as noted herein.

AGREE REALTY CORPORATION

PART I

Cautionary Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project,” or similar expressions. Forward-looking statements in this report include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated expenditures of capital, and other matters. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations, include, but are not limited to: the global and national economic conditions and changes in general economic, financial and real estate market conditions; changes in our business strategy; risks that our acquisition and development projects will fail to perform as expected; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; our ability to re-lease space at acceptable rates as leases expire; loss or bankruptcy of one or more of our major tenants; a failure of our properties to generate additional income to offset increases in operating expenses; our ability to maintain our qualification as real estate investment trust (“REIT”) for federal income tax purposes and the limitations imposed on our business by our status as a REIT; legislative or regulatory changes, including changes to laws governing REITs; and other factors discussed in “Item 1A. - Risk Factors” and elsewhere in this report and in subsequent filings with the Securities and Exchange Commission (“SEC”). We caution you that any such statements are based on currently available operational, financial and competitive information, and that you should not place undue reliance on these forward-looking statements, which reflect our management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward–looking statements to reflect events or circumstances as they occur.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the terms “registrant,” the “Company,” “Agree Realty,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including its majority owned operating partnership, Agree Limited Partnership (the “Operating Partnership”). Agree Realty has elected to treat certain subsidiaries as taxable real estate investment trust subsidiaries which are collectively referred to herein as the “TRS.”

Item 1:	Business

General

Agree Realty Corporation, a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. We were founded in 1971 by our current Executive Chairman, Richard Agree, and our common stock is listed on the New York Stock Exchange (“NYSE”) in 1994.

As of December 31, 2015, our portfolio consisted of 278 properties located in 41 states and totaling approximately 5.2 million square feet of gross leasable area. See “Item 2 – Properties – Geographic Diversification” for more information on our market. Our portfolio included 275 net lease properties, which contributed approximately 97.6% of annualized base rent, and three community shopping centers, which generated the remaining 2.4% of annualized base rent.

As of December 31, 2015, our portfolio was approximately 99.5% leased and had a weighted average remaining lease term of approximately 11.4 years. A significant majority of our properties are leased to national tenants and approximately 51.9% of our annualized base rent was derived from tenants, or parents thereof, with an investment grade credit rating. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

Our assets are held by, and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 98.3% interest as of December 31, 2015. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership.

As of December 31, 2015, we had 20 full-time employees, including executive, investment, due diligence, construction, accounting, asset management and administrative personnel.

Our principal executive offices are located at 70 E. Long Lake Road, Bloomfield Hills, MI 48304 and our telephone number is (248) 737-4190. We maintain a website at www.agreerealty.com. Our reports electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) the Exchange Act can be accessed through this site, free of charge, as soon as reasonably practicable after we electronically file or furnish such reports. These filings are also available on the SEC’s website at www.sec.gov. Our website also contains copies of our corporate governance guidelines and code of business conduct and ethics, as well as the charters of our audit, compensation and nominating and governance committees. The information on our website is not part of this report.

Recent Developments

Investments

During 2015, we completed approximately $226.4 million of investments in net leased retail real estate, including the acquisition of 73 properties for an aggregate purchase price of approximately $220.6 million and the completed development of one property for an aggregate cost of approximately $5.8 million. These 74 properties are leased to 41 different tenants operating in 19 sectors and are located in 25 states. These assets are 100% leased for a weighted average lease term of approximately 12.2 years and the weighted average capitalization rate on our investments was approximately 8.0%.

We calculate the weighted average capitalization rate on our investments by dividing annual expected net operating income derived from the properties by the total investment in the properties. Annual expected net operating income is defined as the straight-line rent for the base term of the lease, less property level expenses (if any) that are not recoverable from the tenant.

Dividends

We increased our quarterly dividend per share from $0.45 per share in March 2015 to $0.465 per share in June 2016.

The quarterly dividend per share of $0.465 per share represents an annualized dividend of $1.86 per share and an annualized dividend yield of approximately 5.5% based on the last reported sales price of our common stock on the NYSE of $33.99 on December 31, 2015. We have paid a quarterly cash dividend for 87 consecutive quarters and, although we expect to continue our policy of paying quarterly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our recent pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Financing

In December 2015, we issued 1,725,000 shares of common stock at a price of $32.10 per share, including 225,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares. After underwriting discounts and other offering costs of $2.4 million, net proceeds of approximately $53.0 million were used to repay borrowings under our $150 million revolving credit facility (the “Credit Facility”), which were used primarily to fund property acquisitions.

In May 2015, we completed a private placement of $100.0 million principal amount of senior unsecured notes (the “Senior Unsecured Notes”). The Senior Unsecured Notes were sold in two series, including $50.0 million of 4.16% notes due May 30, 2025 and $50.0 million of 4.26% notes due May 30, 2027. The weighted average term of the Senior Unsecured Notes is 11 years and the weighted average interest rate is 4.21%. Proceeds from the issuance were used to repay borrowings under our Credit Facility and for general corporate purposes.

In May 2015, we implemented a $100.0 million at-the-market equity program (the “ATM program”) by entering into multiple equity distribution agreements through which we may, from time to time, sell newly issued shares of our common stock. We use the proceeds generated from our ATM program for general corporate purposes including funding our investment activity, the repayment or refinancing of outstanding indebtedness, working capital and other general purposes.

During the year ended December 31, 2015, we issued 1,318,812 shares of common stock under our ATM program at an average price of $30.31, realizing gross proceeds of $40.0 million. We had approximately $60.0 million remaining under the ATM program as of December 31, 2015.

In March 2015, the SEC declared effective a shelf registration statement previously filed by the Company. The securities covered by this registration statement, which expires March 27, 2018, cannot exceed $500.0 million in the aggregate and include common stock, preferred stock, depositary shares and warrants. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

Dispositions

During 2015, we sold eight properties for aggregate gross proceeds of $29.0 million, which resulted in a gain of $12.1 million. Dispositions included three land parcels, two single tenant net leased properties and three community shopping centers (Marshall Plaza in Marshall, Michigan; Ferris Commons in Big Rapids, Michigan; and Lakeland Plaza in Lakeland, Florida).

Leasing

During 2015, excluding properties that were sold, we executed new leases, extensions or options on nearly 125,000 square feet of gross leasable area throughout our portfolio. The annual rent associated with these new leases, extensions or options is approximately $1.2 million. Material new leases, extensions or options included a 51,513 square foot JC Penny and a 15,400 square foot Planet Fitness, both at Central Michigan Commons in Mt. Pleasant, Michigan.

Business Strategies

Our primary business objective is to generate consistent shareholder returns by investing in and actively managing a diversified portfolio of retail properties net leased to industry leading tenants. The following is a discussion of our investment, financing and asset management strategies:

Investment Strategy

We are focused primarily on the fee simple ownership of properties net leased to national or large, regional retailers operating in sectors we believe to be more e-commerce and recession resistant. Our leases are typically long term, net leases that require the tenant to pay all property operating expenses, including real estate taxes, insurance and maintenance. We believe that a diversified portfolio of such properties provides for stable and predictable cash flow.

We seek to expand and enhance our portfolio by identifying the best risk-adjusted investment opportunities across our Acquisitions, Development and Partner Capital Solutions platforms. Each platform leverages the Company’s collective real estate acumen to pursue investments in net lease retail real estate.

Acquisitions: We launched our acquisitions platform in April 2010. Since its inception, we have acquired 212 properties for an aggregate purchase price of approximately $598.2 million. These properties are net leased to over 75 different tenants representing more than 25 retail sectors and are located in 41 states. We pursue acquisition opportunities that meet both our real estate and return on investment criteria and that will further diversify our existing portfolio.

Development : We have been developing retail properties since the formation of our predecessor in 1971 and have developed 59 of the 278 properties in our portfolio as of December 31, 2015, including 56 of our net lease properties and all three community shopping centers. We have the capability to direct all aspects of the development process, including site selection, land acquisition, lease negotiation, due diligence, design and construction.

Partner Capital Solutions

We launched our Partner Capital Solutions (“PCS”) platform, formerly known as Joint Venture Capital Solutions, in April 2012. Our PCS program allows us to acquire properties by partnering with private developers on their in-process developments. We offer development and construction expertise, tenant relationships, access to capital and forward commitments to purchase that facilitate the successful completion of their projects. We typically own a 100% fee simple interest in PCS projects upon completion.

We believe that development and PCS projects have the potential to generate superior risk-adjusted returns on investment in properties that are substantially similar to those which we acquire.

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

We have previously utilized common equity offerings, secured mortgage borrowings, unsecured bank borrowings, the private placement of senior unsecured notes and the sale of properties to meet our capital requirements. We evaluate our financing policies on an on-going basis in light of current economic conditions, access to various capital markets, relative costs of equity and debt securities, market value of our properties and other factors.

At December 31, 2015, our ratio of total debt to total market capitalization, assuming the conversion of limited partnership interests in the Operating Partnership (“OP Units”) into shares of common stock, was approximately 30.9%, and our ratio of total debt to total gross assets (before accumulated depreciation) was approximately 37.6%.

As of December 31, 2015, our total debt outstanding was $319.6 million, including $101.6 million of secured mortgage debt that had a weighted average fixed interest rate of 4.2% (including the effects of interest rate swap agreements) and a weighted average maturity of 4.2 years, $200 million of unsecured borrowings that had a weighted average fixed interest rate of 4.0% (including the effects of interest rate swap agreements) and a weighted average maturity of 7.8 years, and $18.0 million of floating rate borrowings under our Credit Facility at a weighted average interest rate of approximately 1.7%.

Certain financial agreements to which we are a party contain covenants that limit our ability to incur debt under certain circumstances; however, our organizational documents do not limit the absolute amount or percentage of indebtedness that we may incur. As such, we may modify our borrowing policies at any time without shareholder approval.

Asset Management

We maintain a proactive leasing and capital improvement program that, combined with the quality and locations of our properties, has made our properties attractive to tenants. We intend to continue to hold our properties for long-term investment and, accordingly, place a strong emphasis on the quality of construction and an on-going program of regular and preventative maintenance. Our properties are designed and built to require minimal capital improvements other than renovations or alterations paid for by tenants. At our three community shopping center properties, we sub contract on-site functions such as maintenance, landscaping, snow removal and sweeping. The cost of these functions is generally reimbursed by our tenants. Personnel from our corporate headquarters conduct regular inspections of each property and maintain regular contact with major tenants.

We have a management information system designed to provide our management with the operating data necessary to make informed business decisions on a timely basis. This system provides us rapid access to lease data, tenants’ sales history, cash flow budgets and forecasts. Such a system helps us to maximize cash flow from operations and closely monitor corporate expenses.

Financial and Asset Information about Industry Segments

We are in the business of acquiring, developing and managing retail real estate which we consider one reporting segment. See “Item 2 – Properties”, “Item 6 – Selected Financial Data” and “Note 2 – Summary of Significant Accounting Policies”: to our consolidated financial statements for additional financial and asset information.

Competition

The U.S. commercial real estate investment market is a highly competitive industry. We actively compete with many entities engaged in the acquisition, development and operation of commercial properties. As such, we compete with other investors for a limited supply of properties and financing for these properties. Investors include traded and non-traded public REITs, private equity firms, institutional investment funds, insurance companies and private individuals, many of which have greater financial resources than we do and the ability to accept more risk than we believe we can prudently manage. There can be no assurance that we will be able to compete successfully with such entities in our acquisition, development and leasing activities in the future.

Significant Tenants

As of December 31, 2015, we leased 32 properties to Walgreens. Total annualized base rents were approximately 17.2%, 21.9% and 26.8% for the years ended 2015, 2014 and 2013 respectively. As of December 31, 2015, the weighted average remaining lease term of our Walgreens leases was 13.4 years.

As of December 31, 2015, we leased 3 properties to Walmart or Walmart affiliates, which represented approximately 5.5% of our total annualized base rent. The weighted average remaining lease term of our Walmart leases was 6.0 years.

No other tenant accounted for more than 5.0% of our annualized base rent as of December 31, 2015. See “Item 2 – Properties” for additional information on our top tenants and the composition of our tenant base.

Regulation

Environmental

Investments in real property create the potential for environmental liability on the part of the owner or operator of such real property. If hazardous substances are discovered on or emanating from a property, the owner or operator of the property may be held strictly liable for all costs and liabilities relating to such hazardous substances. We have obtained a Phase I environmental study (which involves inspection without soil sampling or ground water analysis) conducted by independent environmental consultants on each of our properties and, in certain instances, have conducted additional investigation, including a Phase II environmental assessment. Furthermore, we have adopted a policy of conducting a Phase I environmental study on each property we acquire and conducting additional investigation as warranted.

We have no knowledge of any hazardous substances existing on our properties in violation of any applicable laws; however, no assurance can be given that such substances are not located on any of our properties. We carry no insurance coverage for the types of environmental risks described above.

We believe that we are in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Furthermore, we have not been notified by any governmental authority of any noncompliance, liability or other claim in connection with any of our properties.

Americans with Disabilities Act of 1990

Our properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). Investigation of a property may reveal non-compliance with the ADA. Our tenants will typically have primary responsibility for complying with the ADA, but we may incur costs if the tenant does not comply. As of December 31, 2015, we have not been notified by any governmental authority, nor are we otherwise aware, of any non-compliance with the ADA that we believe would have a material adverse effect on our business, financial position or results of operations.

Available Information

We make available free of charge through our website at www.agreerealty.com all reports we electronically file with, or furnish to, the SEC, including our Annual Report on Form 10-K, Quarterly Reports on From 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. These filings are also accessible on the SEC’s website at www. sec.gov.

Item 1a:	Risk Factors

You should carefully consider each of the risks, assumptions, uncertainties and other factors described below and elsewhere in this report, as well as any amendments or updates reflected in subsequent filings or furnishings with the SEC. We believe these risks, assumptions, uncertainties and other factors, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results and could materially and adversely affect our business operations, results of operations, financial condition and liquidity.

Risks Related to Our Business and Operations

Global economic and financial conditions may have a negative effect on our business and operations.

Any worsening of economic conditions in our markets, including any disruption in the capital markets, could adversely affect our business and operations. Potential consequences of changes in economic and financial conditions include:

•	changes in the performance of our tenants, which may result in lower rent and lower recoverable expenses that the tenant can afford to pay
•	the financial condition of our tenants may be adversely affected, which may result in tenant defaults under the leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;
•	current or potential tenants may delay or postpone entering into long-term net leases with us which could lead to reduced demand for commercial real estate;
•	the ability to borrow on terms and conditions that we find acceptable may be limited or unavailable, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from acquisition and development activities, reduce our ability to make cash distributions to our stockholders and increase our future interest expense;
•	our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions;
•	the recognition of impairment charges on or reduced values of our properties, which may adversely affect our results of operations or limit our ability to dispose of assets at attractive prices and may reduce the availability of buyer financing; and
•	one or more lenders under our Credit Facility could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

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

We focus our development and investment activities on ownership of real properties that are net leased to a single tenant. Therefore, the financial failure of, or other default in payment by, a single tenant under its lease is likely to cause a significant reduction in our operating cash flows from that property and a significant reduction in the value of the property, and could cause a significant reduction in our revenues and a significant impairment loss.  Because our properties have generally been built to suit a particular tenant’s specific needs and desires, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.

Failure by any major tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, would have a material adverse effect on us.

We derive substantially all of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. At any time, our tenants may experience a downturn in their respective businesses that may significantly weaken their financial condition, particularly during periods of economic uncertainty.  As a result, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. In addition, lease terminations by a major tenant or a failure by that major tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in close proximity under the terms of some leases. In that event, we may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above would have a material adverse effect on our results of operations and our financial condition. See “We may be subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants,” below.

We may be subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.

As of December 31, 2015, we derived approximately 17.2% and 5.5% of our annualized base rent from Walgreens and Walmart, respectively. In the event of a default under the leases of either one of these companies, we may experience delays in enforcing our rights as lessor and may incur substantial costs in seeking to protect our investment. Any bankruptcy, insolvency or failure to make rental payments by either Walgreens or Walmart, or any adverse changes in their financial condition or in the financial condition of any other tenant to whom we may have a significant credit concentration now or in the future, would likely result in a material reduction of our cash flows and material losses to us.

Bankruptcy laws will limit our remedies if a tenant becomes bankrupt and rejects its leases.

If a tenant becomes bankrupt or insolvent, that could diminish the income we receive from that tenant’s leases.  We may not be able to evict a tenant solely because of its bankruptcy.  On the other hand, a bankruptcy court might authorize the tenant to terminate its leasehold with us.  If that happens, our claim against the bankrupt tenant for unpaid future rent would be an unsecured pre-petition claim subject to statutory limitations, and therefore any amounts received in bankruptcy are likely to be substantially less valuable than the remaining rent we otherwise were owed under the leases.  In addition, any claim we have for unpaid past rent could be substantially less than the amount owed.

Our portfolio has limited geographic diversification, which makes us more susceptible to adverse events in these areas.

Our properties are located throughout the United States and in particular, the State of Michigan (with 44 properties or 20.0% of our annualized base rent as of December 31, 2015).  An economic downturn or other adverse events or conditions such as terrorist attacks or natural disasters in these areas, or any other area where we may have significant concentration now or in the future, could result in a material reduction of our cash flows or material losses to our company.

Risks associated with our development and acquisition activities.

We intend to continue the development of new properties and to consider possible acquisitions of existing properties.  We anticipate that our new developments will be financed under the Credit Facility or other forms of construction financing that will result in a risk that permanent fixed rate financing on newly developed projects might not be available or would be available only on disadvantageous terms. In addition, new project development is subject to a number of risks, including risks of construction delays or cost overruns that may increase anticipated project costs, and new project commencement risks such as receipt of zoning, occupancy and other required governmental permits and authorizations and the incurrence of development costs in connection with projects that are not pursued to completion.  If permanent debt or equity financing is not available on acceptable terms to finance new development or acquisitions undertaken without permanent financing, further development activities or acquisitions might be curtailed or cash available for distribution might be adversely affected.  Acquisitions entail risks that investments will fail to perform in accordance with expectations, as well as general investment risks associated with any new real estate investment.

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

Loss of revenues from tenants would reduce the Company’s cash flow.

Our tenants encounter significant macroeconomic, governmental and competitive forces. Adverse changes in consumer spending or consumer preferences for particular goods, services or store based retailing could serverly impact their ability to pay rent. Shifts from in-store to online shopping could increase due to changing consumer shopping patterns as well as the increase in consumer adoption and use of mobile electronic devices. This expansion of e-commerce could have an adverse impact on our tenant’s ongoing viability. The default, financial distress, bankruptcy or liquidation of one or more of our tenants could cause substantial vacancies in our property portfolio. Vacancies reduce our revenues, increase property expenses and could decrease the value of each vacant propety. Upon the expiration of a lease, the tenant may choose not to renew the lease and/or we may not be able to release the vacant property at a comparable lease rate or without incurring additional expenditures in connection with such renewal or re-leasing.

Joint venture investments may expose us to certain risks.

We may from time to time enter into joint venture transactions for portions of our existing or future real estate assets.  Investing in this manner subjects us to certain risks, among them the following:

•	We may not exercise sole decision-making authority regarding the joint venture’s business and assets and, thus, we may not be able to take actions that we believe are in our best interests.
•	We may be required to accept liability for obligations of the joint venture (such as recourse carve-outs on mortgage loans) beyond our economic interest.
•	Our returns on joint venture assets may be adversely affected if the assets are not held for the long-term.

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

We depend on our key personnel.

Our success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, our executive officers, each of whom would be difficult to replace. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our executive officers or to attract suitable replacements should any members of the management group leave or otherwise become unavailable is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely impact our future development or acquisition operations, our financial condition and cash flows. Further, such a loss could be negatively perceived in the capital markets. We have not obtained key man life insurance on any of our key personnel.

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

Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber-attack. Cybersecurity incidents could cause operational interruption, damage to our relationships with our tenants, private data exposure (including personally identifiable information, or proprietary and confidential information, of ours and our employees, as well as third parties) and affect the efficiency of our business operations. Any such incidents could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information and reduce the benefits of our technologies.

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

We may desire to sell a property in the future because of changes in market conditions or poor tenant performance or to avail ourselves of other opportunities.  We may also be required to sell a property in the future to meet secured debt obligations or to avoid a secured debt loan default.  Real estate properties cannot generally be sold quickly, and we cannot assure you that we could always obtain a favorable price.  We may be required to invest in the restoration or modification of a property before we can sell it. This lack of liquidity may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on our common stock.

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

Under federal, state and local environmental laws, we may be required to investigate and clean up any release of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or actual responsibility, simply because of our current or past ownership or operation of the real estate.  If unidentified environmental problems arise, we may have to make substantial payments, which could adversely affect our cash flow and our ability to make distributions to our stockholders.  This potential liability results from the following:

•	As owner, we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination.
•	The law may impose clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination.
•	Even if more than one person is responsible for the contamination, each person who shares legal liability under environmental laws may be held responsible for all of the clean-up costs.
•	Governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs.

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

We own and may in the future acquire properties that will be operated as convenience stores with gas station facilities. The operation of convenience stores with gas station facilities at our properties will create additional environmental concerns. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations.

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

At December 31, 2015, our ratio of total debt to total market capitalization (assuming conversion of OP Units into shares of common stock) was approximately 30.9%.  The use of leverage presents an additional element of risk in the event that (1) the cash flow from lease payments on our properties is insufficient to meet debt obligations, (2) we are unable to refinance our debt obligations as necessary or on as favorable terms or (3) there is an increase in interest rates.  If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the property could be foreclosed upon with a consequent loss of income and asset value to us.  Under the “cross-default” provisions contained in mortgages encumbering some of our properties, our default under a mortgage with a lender would result in our default under mortgages held on other properties resulting in multiple foreclosures.

We intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to total market capitalization of 65% or less.  Nevertheless, we may operate with debt levels which are in excess of 65% of total market capitalization for extended periods of time.  Our organizational documents contain no limitation on the amount or percentage of indebtedness which we may incur.  Therefore, our board of directors, without a vote of the stockholders, could alter the general policy on borrowings at any time.  If our debt capitalization policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our operating cash flow and our ability to make expected distributions to stockholders, and could result in an increased risk of default on our obligations.

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

There is risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and/or honoring loan commitments. If our lender(s) fail to honor their legal commitments under our credit facilities, it could be difficult to replace our credit facilities on similar terms. Any such failure by any of the lenders under the Credit Facility may impact our ability to finance our operating or investing activities.

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

Our charter contains a 9.8% ownership limit. Our charter, subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person to actual or constructive ownership of no more than 9.8% of the value of our outstanding shares of common stock and preferred stock. Our board of directors, in its sole discretion, may exempt, subject to the satisfaction of certain conditions, any person from the ownership limit. These restrictions on transferability and ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. The ownership limit may delay or impede, and we may use the ownership limit deliberately to delay or impede, a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

We have a staggered board. Our directors are divided into three classes serving three-year staggered terms. The staggering of our board of directors may discourage offers for the Company or make an acquisition more difficult, even when an acquisition is in the best interest of our stockholders.

We have a shareholder rights plan. Under the terms of this plan, we can in effect prevent a person or group from acquiring more than 15% of the outstanding shares of our common stock because, unless we approve the acquisition, after the person acquires more than 15% of our outstanding common stock, all other stockholders will have the right to purchase securities from us at a price that is less than their then fair market value. This would substantially reduce the value and influence of the stock owned by the acquiring person. Our board of directors can prevent the plan from operating by approving the transaction in advance, which gives us significant power to approve or disapprove of the efforts of a person or group to acquire a large interest in our company.

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

In addition, our bylaws contain a provision exempting from the control share acquisition statute Richard Agree, Edward Rosenberg, any spouses or the foregoing, any brothers or sisters of the foregoing, any ancestors of the foregoing, any other lineal descendants of any of the foregoing, any estates of any of the foregoing, any trusts established for the benefit of any of the foregoing and any other entity controlled by any of the foregoing, our other officers, our employees, any of the associates or affiliates of the foregoing and any other person acting in concert of as a group with any of the foregoing.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will typically pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Our TRSs will pay federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us. There can be no assurance that we will be able to comply with the 20% limitation discussed above or to avoid application of the 100% excise tax discussed above.

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

As of December 31, 2015, our portfolio consisted of 278 properties located in 41 states and totaling approximately 5.2 million square feet of gross leasable area. Our portfolio included 275 net lease properties, which contributed approximately 97.6% of annualized base rent, and three community shopping centers, which generated the remaining 2.4% of annualized base rent.

As of December 31, 2015, our portfolio was approximately 99.5% leased and had a weighted average remaining lease term of approximately 11.4 years. A significant majority of our properties are leased to national tenants and approximately 51.9% of our annualized base rent was derived from tenants, or parents thereof, with an investment grade credit rating. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically subject to future rent increases based on fixed amounts or increases in the consumer price index and many leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

Property Type Summary

The following table presents certain information about our properties as of December 31, 2015:

($ in thousands)					Remaining
	Number of	Annualized	% of Ann.	% Investment Grade	Wtd. Avg. Lease
Property Type	Properties	Base Rent (1)	Base Rent	Rated (2)	Term
Retail Net Lease	249	$63,658	88.8%	49.0%	11.3 yrs
Retail Net Lease (ground leases)	26	6,287	8.8%	88.2%	13.6 yrs
Total Retail Net Lease	275	$69,945	97.6%	52.5%	11.5 yrs
Community Shopping Centers	3	1,747	2.4%	28.2%	6.1 yrs
Total Portfolio	278	$71,692	100.0%	51.9%	11.4 yrs

(1)	Represents annualized straight-line rent as of December 31, 2015.
(2)	Reflects tenants, or parent entities thereof, with investment grade credit ratings from S&P, Moody’s, Fitch and/or NAIC.

Tenant Diversification

The following table presents annualized base rents for all tenants that generated 1.5% or greater of our total annualized base rent as of December 31, 2015:

($ in thousands)
	Annualized	% of Ann.
Tenant / Concept	Base Rent (1)	Base Rent
Walgreens	$12,310	17.2%
Wal-Mart	3,924	5.5%
Wawa	2,465	3.4%
CVS	2,463	3.4%
Academy Sports	1,982	2.8%
Rite Aid	1,886	2.6%
Lowe’s	1,846	2.6%
Dollar General	1,795	2.5%
24 Hour Fitness	1,759	2.5%
BJ’s Wholesale	1,709	2.4%
LA Fitness	1,694	2.4%
Charter Foods North	1,537	2.1%
Dollar Tree	1,427	2.0%
Meridian Restaurants	1,241	1.7%
Kohl’s	1,180	1.6%
AutoZone	1,163	1.6%
Dick’s Sporting Goods	1,089	1.5%
Total	$41,470	57.8%

(1)	Represents annualized straight-line rent as of December 31, 2015.

Significant Tenants

Walgreens operates the largest drugstore chain in the United States and trades, through its holding company Walgreens Boot Alliance, Inc., on the Nasdaq stock exchange under the symbol “WBA”. For its fiscal year ended August 31, 2015, Walgreens had total assets of approximately $68.8 billion, annual net sales of $103.4 billion, annual net income of $4.2 billion and shareholders’ equity of $31.3 billion. As of August 31, 2015, Walgreens operated 8,173 locations in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

On October 27, 2015, Walgreens Boot Alliance, Inc. entered into an Agreement and Plan of Merger with Rite Aid Corporation (“Rite Aid’’) and Victoria Merger Sub, Inc., a wholly-owned subsidiary of the Walgreens Boot Alliance, Inc., pursuant to which the Walgreens Boot Alliance, Inc. agreed, subject to the terms and conditions thereof, to acquire Rite Aid, a drugstore chain in the United States with 4,561 stores in 31 states and the District of Columbia as of August 29, 2015. The transaction is expected to close in the second half of calendar 2016, subject to Rite Aid stockholder approval, regulatory approvals and other customary closing conditions.

The information set forth above was derived from the annual report on Form 10-K filed by Walgreens with respect to their 2015 fiscal year. Additional information regarding Walgreens and Walgreens Boots Alliance, Inc. can be found in their public filings. These filings can be accessed at www.sec.gov. We are unable to confirm, and make no representations with respect to the accuracy of these reports and therefore you should not place undue reliance on such information as it pertains to our operations.

Tenant Sector Diversification

The following table presents annualized base rents for all sectors that generated 2.5% or greater of our total annualized base rents as of December 31, 2015:

($ in thousands)
	Annualized	% of Ann.
Tenant Sector	Base Rent (1)	Base Rent
Pharmacy	$16,659	23.2%
Restaurants - Quick Service	5,643	7.9%
General Merchandise	3,956	5.5%
Apparel	3,903	5.4%
Grocery Stores	3,843	5.4%
Warehouse Clubs	3,749	5.2%
Health & Fitness	3,562	5.0%
Sporting Goods	3,149	4.4%
Specialty Retail	3,147	4.4%
Convenience Stores	2,599	3.6%
Restaurants - Casual Dining	2,388	3.3%
Dollar Stores	2,280	3.2%
Auto Parts	2,267	3.2%
Home Improvement	1,847	2.6%
Other (2)	12,700	17.7%
Total	$71,692	100.0%

(1)   Represents annualized straight-line rent as of December 31, 2015.

(2)   Includes sectors generating less than 2.5% of annualized base rent.

Geographic Diversification

The following table presents annualized base rents, by state, for our portfolio as of December 31, 2015:

($ in thousands)

	Annualized	% of Ann.
Tenant Sector	Base Rent (1)	Base Rent
Michigan	$14,333	20.0%
Florida	6,046	8.4%
Ohio	4,618	6.4%
Texas	4,560	6.4%
Pennsylvania	4,095	5.7%
Illinois	3,874	5.4%
Kentucky	2,630	3.7%
Kansas	2,540	3.5%
Georgia	1,980	2.8%
Wisconsin	1,935	2.7%
Missouri	1,800	2.5%
North Carolina	1,747	2.4%
South Carolina	1,678	2.3%
North Dakota	1,648	2.3%
Oregon	1,605	2.2%
New York	1,551	2.2%
Indiana	1,443	2.0%
Colorado	1,341	1.9%
California	1,238	1.7%
Tennessee	1,125	1.6%
Virginia	1,118	1.6%
Alabama	1,096	1.5%
Iowa	955	1.3%
Maine	792	1.1%
Utah	756	1.1%
Minnesota	706	1.0%
New Jersey	590	0.8%
Louisiana	562	0.8%
West Virginia	537	0.7%
Connecticut	400	0.6%
Washington	339	0.5%
Delaware	326	0.5%
South Dakota	326	0.5%
Maryland	277	0.4%
Nevada	224	0.3%
Oklahoma	204	0.3%
Montana	184	0.3%
Arizona	175	0.2%
Mississippi	151	0.2%
New Hampshire	107	0.1%
Nebraska	80	0.1%
Total	$71,692	100.0%

(1)	Represents annualized straight-line rent as of December 31, 2015.

Lease Expirations

The following table presents contractual lease expirations within the Company’s portfolio as of December 31, 2015, assuming that no tenants exercise renewal options:

(in thousands)

		Annualized Base Rent (1)		Gross Leasable Area
			% of		% of
Year	Leases	Dollars	Total	Square Feet	Total
2016	2	277	0.4%	30	0.6%
2017	10	1,700	2.4%	114	2.2%
2018	11	1,431	2.0%	245	4.7%
2019	11	3,607	5.0%	332	6.4%
2020	17	2,608	3.6%	239	4.6%
2021	17	4,198	5.9%	236	4.5%
2022	13	2,672	3.7%	262	5.0%
2023	21	3,270	4.6%	272	5.2%
2024	27	6,342	8.8%	539	10.3%
2025	26	5,231	7.3%	396	7.6%
Thereafter	161	40,356	56.3%	2,542	48.9%
Total	316	$71,692	100.0%	5,207	100.0%

(1)	Represents annualized straight-line rent as of December 31, 2015.

Community Shopping Centers

Our three community shopping centers range in size from 20,000 to 241,458 square feet of GLA.

The location and primary occupancy information with respect to the community shopping centers as of December 31, 2015 are set forth below:

		Year	Gross		Annualized	Percent	Anchor Tenants
		Completed /	Leasable	Annualized	Base Rent	Leased at	(Lease Expiration /
Property	Location	Renovated	Area (Sq. Ft.)	Base Rent (1)	per Sq. Ft (2)	December 31, 2015	Option Expiration) (3)
Capital Plaza	Frankfort, KY	1978 / 2006	116,212	$634,000	$5.46	100%	Kmart (2018 / 2053)
							Walgreens (2032 / 2052)

Central Michigan Commons	Mt. Pleasant, MI	1973 / 1997	241,458	$1,023,150	$4.66	91%	Kmart (2018 / 2048)
							JC Penney (2020 / 2035)
							Staples (2020 / 2030)

West Frankfort Plaza	West Frankfort, IL	1982 / N/A	20,000	$90,386	$6.46	70%

Totals			377,670	$1,747,536	$4.63	93%

(1)	Represents annualized straight-line rent as of December 31, 2015.
(2)	Calculated as total annualized base rent divided by leased GLA.
(3)	The tenant has the option to extend a lease beyond the initial term.

Item 3:	Legal Proceedings

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

			Dividends per
Quarter Ended	High	Low	share declared
March 31, 2015	$35.45	$31.46	$0.450
June 30, 2015	$33.36	$29.17	$0.465
September 30, 2015	$31.12	$27.80	$0.465
December 31, 2015	$34.47	$29.80	$0.465

March 31, 2014	$31.67	$28.17	$0.430
June 30, 2014	$31.22	$29.22	$0.430
September 30, 2014	$30.82	$27.38	$0.430
December 31, 2014	$31.63	$27.09	$0.450

On March 7, 2016, the reported closing sale price per share of common stock on the NYSE was $36.63

At March 7, 2016, there were 20,700,378 shares of our common stock issued and outstanding which were held by approximately 140 stockholders of record. The number of stockholders of record does not reflect persons or entities that held their shares in nominee or “street” name. In addition, at March 7, 2016 there were 347,619 outstanding OP Units held by a limited partner other than our Company. The OP Units are exchangeable into shares of common stock on a one-for-one basis.

For 2015, we paid $1.845 per share of common stock in dividends. Of the $1.845, 82.3% represented ordinary income, and 17.7% represented return of capital, for tax purposes. For 2014, we paid $1.74 per share of common stock in dividends. Of the $1.74, 80.4% represented ordinary income, and 19.6% represented return of capital, for tax purposes.

We intend to continue to declare quarterly dividends to our stockholders. However, our distributions are determined by our board of directors and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the board of directors deems relevant. We have historically paid cash dividends, although we may choose to pay a portion in stock dividends in the future. To qualify as a REIT, we must distribute at least 90% of our REIT taxable income prior to net capital gains to our stockholders, as well as meet certain other requirements. We must pay these distributions in the taxable year the income is recognized; or in the following taxable year if they are declared during the last three months of the taxable year, payable to stockholders of record on a specified date during such period and paid during January of the following year. Such distributions are treated for REIT tax purposes as paid by us and received by our stockholders on December 31 of the year in which they are declared. In addition, at our election, a distribution for a taxable year may be declared in the following taxable year if it is declared before we timely file our tax return for such year and if paid on or before the first regular dividend payment after such declaration. These distributions qualify as dividends paid for the 90% REIT distribution test for the previous year and are taxable to holders of our capital stock in the year in which paid.

During the year ended December 31, 2015, we sold $100.0 million of senior unsecured notes. On May 28, 2015, we entered into a Note Purchase Agreement with Teachers Insurance and Annuity Association of America and The Guardian Life Insurance Company of America, as institutional purchasers. Pursuant to the Note Purchase Agreement, the Operating Partnership completed a private placement of $50.0 million aggregate principal amount of our 4.16% Series A senior unsecured notes due May 30, 2025 and $50.0 million aggregate principal amount of our 4.26% senior unsecured notes due May 30, 2027 (together, the “Notes”). The Notes were only sold to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

During the fourth quarter of 2015, we did not repurchase any of our equity securities.

For information about our equity compensation plan, please see “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Item 6:	Selected Financial Data

The following table sets forth our selected financial information on a historical basis and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Certain amounts have been reclassified to conform to the current presentation of discontinued operations. The balance sheet for the periods ending December 31, 2011 through 2015 and operating data for each of the periods presented were derived from our audited financial statements.

(in thousands, except per share information and other data)	Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Data
Total revenues	$69,966	$53,559	$43,518	$34,624	$30,263
Expenses
Property costs (1)	6,379	4,917	3,656	3,328	3,469
General and administrative	6,988	6,629	5,952	5,682	5,662
Interest	12,306	8,587	6,475	5,134	3,957
Depreciation and amortization	16,486	11,103	8,489	6,241	5,200
Impairments	-	3,020	-	-	600
Total Expenses	42,159	34,256	24,572	20,385	18,888
Income From Operations	27,807	19,303	18,946	14,239	11,375
(Loss) gain on extinguishment of debt	(180)	-	-	-	2,360
Gain (loss) on sale of assets	12,135	(528)	-	-	-
Income From Continuing Operations	39,762	18,776	18,946	14,239	13,735
Gain on sale of asset from discontinued operations	-	123	946	2,097	110
Income (loss) from discontinued operations	-	15	298	2,267	(3,956)
Net income	39,762	18,913	20,190	18,603	9,889
Less net income attributable to non-controlling interest	745	425	515	554	338
Net income attributable to Agree Realty Corporation	$39,018	$18,488	$19,675	$18,049	$9,551
Share Data
Weighted average common shares - diluted	18,065	14,967	13,158	11,137	9,681
Net income per share - diluted	$2.16	$1.24	$1.50	$1.62	$0.99
Cash dividends per share	$1.85	$1.74	$1.64	$1.60	$1.60
Balance Sheet Data
Real Estate (before accumulated depreciation)	$755,849	$589,147	$471,366	$398,812	$340,074
Total Assets	$792,550	$593,581	$462,742	$370,093	$293,944
Total Debt, including accrued interest	$320,547	$222,484	$158,869	$161,242	$120,032
Other Data
Number of Properties	278	209	130	109	87
Gross Leasable Area (Sq. Ft.)	5,207,000	4,315,000	3,662,000	3,259,000	3,556,000
Percentage Leased	99%	99%	98%	98%	93%

(1)	Property costs include real estate taxes, insurance, maintenance and land lease expense.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, and related notes thereto, included elsewhere in this Annual Report on Form 10-K and the “-Special Note Regarding Forward-Looking Statements” in “Item 1A – Risk Factors” above.

Overview

We are a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. We were founded in 1971 by our current Executive Chairman, Richard Agree, and listed on the NYSE in 1994. Our assets are held by, and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 98.3% interest as of December 31, 2015.

As of December 31, 2015, our portfolio consisted of 278 properties located in 41 states and totaling approximately 5.2 million square feet of gross leasable area. As of December 31, 2015, our portfolio was approximately 99.5% leased and had a weighted average remaining lease term of approximately 11.4 years. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 1994. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes and we intend to continue operating in such a manner.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09 “Revenue from Contracts with Customers.” ASU No. 2014-09 was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update’s core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies are to use a five-step contract review model to ensure revenue gets recognized, measured and disclosed in accordance with this principle. ASU 2014-09 was to be effective for fiscal years and interim periods beginning after December 15, 2016. In August 2015, the Financial Accounting Standards Board (the “FASB”)issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 for one year. As a result, ASU No. 2014-09 is now effective for fiscal years and interim periods beginning after December 15, 2017. The amendments in this update will be applied retrospectively either to each prior reporting period presented or to disclose the cumulative effect recognized at the date of initial application. The Company is still in the process of determining the impact that the implementation of ASU 2014-09 will have on the financial statements.

In April 2015, the FASB issued ASU No. 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The objective of ASU 2015-03 is to identify, evaluate, and improve areas of generally accepted accounting principles (“GAAP”) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify presentation of debt issuance costs, the amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU No. 2015-03. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015. Early adoption is permitted. The Company has evaluated the new guidance and determined the resulting impact on the statements will be a reclassification of certain deferred financing costs from other assets to notes payable. See Note 2 of the consolidated financial statements for more information on recent accounting pronouncements.

Critical Accounting Policies

Our accounting policies are determined in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that are subjective in nature and, as a result, our actual results could differ materially from our estimates. Set forth below are the more critical accounting policies that require management judgment and estimates in the preparation of our consolidated financial statements. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 to our consolidated financial statements.

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

Accounting for Acquisitions of Real Estate

The acquisition of property for investment purposes is typically accounted for as an asset acquisition. We allocate the purchase price to land, building and identified intangible assets and liabilities, based in each case on their relative estimated fair values and without giving rise to goodwill. Intangible assets and liabilities represent the value of in-place leases and above- or below-market leases. In making estimates of fair values, we may use a number of sources, including data provided by independent third parties, as well as information obtained by the Company as a result our due diligence, including expected future cash flows of the property and various characteristics of the markets where the property is located.

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

Results of Operations

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

Minimum rental income increased $14,875,000, or 30%, to $64,278,000 in 2015, compared to $49,403,000 in 2014. Approximately $16,688,000 of the increase is due to the acquisition of 73 properties in 2015 and the full year impact of 77 properties acquired in 2014. Approximately $1,062,000 of the increase is attributable to one development project completed in 2015 and the full year impact of five development projects completed in 2014. These increases were partially offset by approximately a $3,017,000 reduction in minimum rental income from properties sold during 2015 that were owned for all of 2014, and approximately a $142,000 increase due to other minimum rental income adjustments.

Percentage rents increased $20,000, or 13%, to $180,000 in 2015 compared to $160,000 in 2014. The primary drivers of the increase are better tenant performance, resulting in the tenant being required to pay more percentage rent in 2015, and properties acquired in 2014 and 2015 for which we received percentage rent in 2015.

Operating cost reimbursements increased $1,452,000, or 38%, to $5,277,000 in 2015, compared to $3,825,000 in 2014. Operating cost reimbursements increased due to higher levels of recoverable property operating expenses as a result of our 2015 and 2014 acquisition and development activity. Our portfolio recovery rate increased to 91% in 2015 compared to 86% in 2014.

Other income increased to $230,000 in 2015 from $171,000 in 2014. The primary driver of the increase is non-recurring fee income earned in 2015.

Real estate taxes increased $1,239,000, or 45%, to $4,005,000 in 2015, compared to $2,766,000 in 2014. The increase is due to the ownership of additional properties in 2015 compared to 2014 for which we remit real estate taxes and are subsequently reimbursed by tenants.

Property operating expenses increased $89,000, or 5%, to $1,768,000 in 2015, compared to $1,679,000 in 2014. The increase is primarily due to the ownership of additional properties in 2015 compared to 2014 which contributed to higher property maintenance, utilities and insurance expenses. Our tenants subsequently reimbursed us for the majority of these expenses.

Land lease payments increased $134,000, or 28%, to $606,000 in 2015, compared to $472,000 for 2014. The increase is the result of additional properties acquired in 2015 compared to 2014 that are subject to a land leases.

General and administrative expenses increased $359,000, to $6,988,000 in 2015, compared to $6,629,000 in 2014. The increase is primarily due to an increase in the number of employees resulting in an increased employee cost of $214,000 and a net increase in other expenses of $145,000. General and administrative expenses as a percentage of total revenue decreased to 10.0% for 2015 from 12.4% in 2014.

Depreciation and amortization increased $5,383,000, or 48%, to $16,486,000 in 2015, compared to $11,103,000 in 2013. The increase was primarily the result of the acquisition of 73 properties in 2015 and 77 properties in 2014.

We had no impairment charges in 2015. We recognized impairment charges of $3,020,000 in 2014, including (i) $220,000 as a result of writing down the carrying value of Petoskey Town Center, which was under contract for sale, but not classified as held for sale at December 31, 2014 due to contingencies associated with the contract and (ii) $2,800,000 as a result of writing down the carrying value of Chippewa Commons due to an anchor tenant declining to exercise an extension option which would contribute to vacancy and diminished cash flows and resulted in a fair value that was less than the net book value of the asset.

Interest expense increased $3,718,000, or 43%, to $12,305,000 in 2015, from $8,587,000 in 2014. The increase in interest expense is a result of higher levels of borrowings to finance the acquisition and development of additional properties in 2015 and 2014, including the private placement of $100,000,000 of senior unsecured notes entered into in May of 2015.

We recognized a net gain on sales of assets of $12,135,000 in 2015 which was attributable primarily to a $8,071,000 gain on the sale of North Lakeland Plaza in September 2015 and a $3,313,000 gain on the sale of Marshall Plaza in April 2015. We also recognized a net gain of $614,000 on the sale of the Ferris Commons in August 2015 and a net gain of $137,000 on five other transaction in 2015. In 2014, we recognized a net loss on sales of assets of $528,000, which was attributable primarily to a $234,000 loss on the sale of Chippewa Commons in December 2014 and a $276,000 loss on the sale of a property in East Lansing, Michigan in August 2014 (the property was subject to a purchase option exercised by the lessee). We also recognized a gain of $123,000 on the sale of the Ironwood Commons in January 2014. This gain is reflected in discontinued operations in 2014.

We had no income from discontinued operations in 2015, compared to $15,000 in 2014. Income from discontinued operations in 2014 was attributable to Ironwood Commons which was classified as held for sale at December 31, 2013 and subsequently sold in January 2014.

Our net income increased $20,849,000, or 102%, to $39,762,000 in 2015, from $18,913,000 in 2014 as a result of the foregoing factors.

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

Other income increased to $171,000 in 2014 from $19,000 in 2013. The primary driver of the increase was non-recurring fee income earned in 2014.

Real estate taxes increased $730,000, or 36%, to $2,766,000 in 2014, compared to $2,035,000 in 2013. The increase was due to the ownership of additional properties in 2014 compared to 2013 for which we remit real estate taxes and are subsequently reimbursed by tenants.

Property operating expenses increased $486,000, or 41%, to $1,679,000 in 2014, compared to $1,193,000 in 2013. The increase was primarily due to the ownership of additional properties in 2014 compared to 2013 which contributed to higher property maintenance, utilities and insurance expenses. Our tenants subsequently reimbursed us for the majority of these expenses.

Land lease payments increased $44,000, or 10%, to $472,000 in 2014, compared to $428,000 for 2013. The increase was the result a property acquired in 2014 that is subject to a land lease.

General and administrative expenses increased $677,000, to $6,629,000 in 2014, compared to $5,952,000 in 2013. The increase was primarily due to an increase in the number of employees resulting in an increased employee cost of $582,000 and a net increase in other expenses of $66,000. General and administrative expenses as a percentage of total revenue decreased to 12.4% for 2014 from 13.7% in 2013.

Depreciation and amortization increased $2,614,000, or 31%, to $11,103,000 in 2014, compared to $8,489,000 in 2013. The increase was primarily the result of the acquisition of 77 properties in 2014 and 18 properties in 2013.

We recognized impairment charges of $3,020,000 in 2014, including (i) $220,000 as a result of writing down the carrying value of Petoskey Town Center, which was under contract for sale, but not classified as held for sale at September 30, 2014 due to contingencies associated with the contract and (ii) $2,800,000 as a result of writing down the carrying value of Chippewa Commons due to an anchor tenant declining to exercise an extension option which would create a vacancy and diminished cash flows and resulted in a fair value that was less than the net book value of the asset. We recognized an impairment charge of $450,000 in 2013 as a result of writing down the carrying value of Ironwood Commons, which was under contract for sale, but not classified as held for sale at September 30, 2013 due to contingencies associated with the contract. This amount is reflected in discontinued operations in 2013.

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

We recognized a net loss on sales of assets of $528,000 in 2014 which was attributable primarily to a $234,000 loss on the sale of Chippewa Commons in December 2014 and a $276,000 loss on the sale of a property in East Lansing, Michigan in August 2014 (the property was subject to a purchase option exercised by the lessee). We also recognized a gain of $123,000 on the sale of the Ironwood Commons in January 2014. This gain was reflected in discontinued operations in 2014. In 2013, we recognized a gain of $946,000 on the sale of a Walgreens in Ypsilanti, Michigan. This gain was reflected in discontinued operations in 2013.

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

Liquidity and Capital Resources

Our principal demands for funds include payment of operating expenses, payment of principal and interest on our outstanding indebtedness, distributions to our stockholders and future property acquisitions and development.

We expect to meet our short term liquidity requirements through cash provided from operations and borrowings under our Credit Facility. As of December 31, 2015, $18.0 million was outstanding on our Credit Facility and $132.0 million was available for future borrowings, subject to our compliance with covenants. We anticipate funding our long term capital needs through cash provided from operations, borrowings under our Credit Facility, the issuance of debt and the issuance of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Capitalization

As of December 31, 2015, our total market capitalization was approximately $1.0 billion. Market capitalization consisted of $713.3 million of common equity (based on the December 31, 2015 closing price of our common stock on the NYSE of $33.99 per share and assuming the conversion of OP Units) and $319.6 million of total debt including (i) $101.6 million of mortgage notes payable; (ii) $100.0 million of unsecured term loans; (Iii) $100.0 million of senior unsecured notes; and (iv) $18.0 million of borrowings under our Credit Facility. Our ratio of total debt to total market capitalization was 30.9% at December 31, 2015.

At December 31, 2015, the non-controlling interest in our Operating Partnership consisted of a 1.7% ownership interest in the Operating Partnership held by third parties. The OP Units may, under certain circumstances, be exchanged for our shares of common stock on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option to settle exchanged OP Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all OP Units, there would have been 20,984,920 shares of common stock outstanding at December 31, 2015.

Debt

Revolving Credit and Term Loan Facility

The Company has in place a $250.0 million senior unsecured revolving credit and term loan facility (the “Revolving Credit and Term Loan Facility”) consisting of (i) a $150.0 million revolving credit facility; (ii) a $65.0 million unsecured term loan facility due 2021 (the “2021 Term Loan”); and (iii) a $35.0 million unsecured term loan facility due 2020 (the “2020 Term Loan”).

The Credit Facility is due July 21, 2018, with an additional one-year extension at the Company’s option, subject to customary conditions. Borrowings under the Credit Facility are priced at LIBOR plus 135 to 200 basis points, depending on the Company’s leverage. As of December 31, 2015, $18.0 million was outstanding under the Credit Facility bearing a weighted average interest rate of approximately 1.7% and $132.0 million was available for borrowing.

The 2021 Term Loan matures on July 21, 2021. Borrowings under the 2021 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, and the Company entered into interest rate swap agreements to fix LIBOR at 2.09% until maturity. As of December 31, 2015, $65.0 million was outstanding under the 2021 Term Loan bearing an effective interest rate of 3.74%.

The 2020 Term Loan matures on September 29, 2020. Borrowings under the 2020 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, and the Company entered into interest rate swap agreements to fix LIBOR at 2.20% until maturity. As of December 31, 2015, $35.0 million was outstanding under the 2020 Term Loan bearing an effective interest rate of 3.85%.

The Revolving Credit and Term Loan Facility contains customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties and permitted investments. The Company was in compliance with the covenant terms at December 31, 2015.

Senior Unsecured Notes

On May 28, 2015, the Company completed a private placement of $100.0 million principal amount of senior unsecured notes (the “Senior Unsecured Notes”). The Senior Unsecured Notes were sold in two series, including $50.0 million of 4.16% notes due May 30, 2025 and $50.0 million of 4.26% notes due May 30, 2027. The weighted average term of the Senior Unsecured Notes is 11 years and the weighted average interest rate is 4.21%. Proceeds from the issuance were used to repay borrowings under the Company’s Credit Facility and for general corporate purposes.

Mortgage Notes Payable

As of December 31, 2015, we had total mortgage indebtedness of $101.6 million, with a weighted average term to maturity of 4.2 years. Including our mortgages that have been swapped to a fixed interest rate, our weighted average interest rate on mortgage debt was 4.17%.

($ in thousands)

	Interest		Principal Amount Outstanding
Mortgage Note Payable	Rate (1)	Maturity	December 31, 2015	December 31, 2014
Portfolio Mortgage Loan due 2016	6.56%	June 2016	$8,580	$8,580
Portfolio Mortgage Loan due 2017	6.63%		-	2,406
Secured Term Loan due 2017	3.62%	May 2017 (2)	20,741	21,398
Secured Term Loan due 2018	2.49%	April 2018	25,000	25,000
Portfolio Mortgage Loan due 2020	6.90%	January 2020	6,553	7,896
Single Asset Mortgage Loan due 2020	6.24%	January 2020	3,129	3,204
CMBS Portfolio Loan due 2023	3.60%	January 2023	23,640	23,640
Single Asset Mortgage Loan due 2023	5.01%	September 2023	5,447	5,595
Portfolio CTL due 2026	6.27%	July 2026	8,494	9,043
Total			$101,584	$106,762

(1)	Fixed rates, including the effect of interest rate swap agreements.
(2)	The note matures May 14, 2017 and may be extended, at the Company’s election, for a two-year term to May 2019, subject to certain conditions.

The mortgage loans encumbering our properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At December 31, 2015, the mortgage loan of $20.7 million was partially recourse to us and secured by a limited guaranty of payment and performance for approximately 50% of the loan amount.

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

Contractual Obligations

The following table summarizes our contractual obligations by due date as of December 31, 2015:

($ in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage Notes Payable	$101,584	$11,534	$50,031	$6,618	$33,401
Revolving Credit Facility	18,000	-	18,000	-	-
Unsecured Term Loans	100,000	-	-	35,000	65,000
Senior Unsecured Notes	100,000	-	-	-	100,000
Land Lease Obligations	11,613	640	1,281	1,266	8,426
Estimated Interest Payments on Mortgage Notes Payable and Unsecured Term Loans	85,185	12,211	21,878	18,889	32,207
Total	$416,382	$24,385	$91,190	$61,773	$239,034

Estimated interest payments are based on (i) the stated rates for mortgage notes payable, including the effect of interest rate swaps and (ii) the stated rates for unsecured term loans, including the effect of interest rate swaps and assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Dividends

During the quarter ended December 31, 2015, we declared a quarterly dividend of $0.465 per share. The cash dividend was paid on January 5, 2016 to holders of record on December 22, 2015.

During the quarter ending March 31, 2016, we declared a quarterly dividend of $0.465 per share. The cash dividend will be paid on April 15, 2016 to holders of record on March 31, 2016.

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

The following table provides a reconciliation of FFO and net income for the years ended December 31, 2015, 2014 and 2013:

	Year Ended
Reconciliation of Funds from Operations to Net Income	December 31, 2015	December 31, 2014	December 31, 2013
Net income	$39,762,455	$18,913,009	$20,189,611
Depreciation of real estate assets	11,465,896	8,361,698	6,930,145
Amortization of leasing costs	97,140	125,946	113,101
Amortization of lease intangibles	4,859,103	2,490,585	1,633,691
Impairment charge	-	3,020,000	450,000
(Gain) loss on sale of assets	(12,135,036)	404,996	(946,347)
Funds from Operations	$44,049,558	$33,316,234	$28,370,201

Funds from Operations Per Share - Diluted	$2.39	$2.18	$2.10

Weighted average shares and OP units outstanding
Basic	18,350,741	15,230,205	13,413,526
Diluted	18,413,034	15,314,514	13,505,124

The following table provides a reconciliation of AFFO and net income for the years ended December 31, 2015, 2014 and 2013:

	Year Ended	Year Ended
Reconciliation of Adjusted Funds from Operations to Net Income	December 31, 2015	December 31, 2014	December 31, 2013
Net income	$39,762,455	$18,913,009	$20,189,611
Cumulative adjustments to calculate FFO	4,287,103	14,403,225	8,180,590
Funds from Operations	$44,049,558	$33,316,234	$28,370,201
Straight-line accrued rent	(2,449,614)	(1,415,739)	(1,148,462)
Deferred revenue recognition	(463,380)	(463,380)	(463,380)
Stock based compensation expense	1,992,241	1,986,835	1,812,532
Amortization of financing costs	494,449	398,248	326,238
Non-Real Estate Depreciation	62,112	122,861	66,596
Debt Extinguishment Costs	179,867	-	-
Adjusted Funds from Operations	$43,865,233	$33,945,059	$28,963,725

Additional supplemental disclosure
Scheduled principal repayments	$2,771,894	$3,599,130	$3,478,384
Capitalized interest	$39,325	$263,472	$566,753
Capitalized building improvements	$309,701	$145,274	$87,018

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

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

	2016	2017	2018	2019	2020	Thereafter	Total
Mortgage Notes Payable	$11,534	$22,455	$27,576	$2,751	$3,867	$33,401	$101,584
Average Interest Rate	6.32%	3.90%	2.84%	6.26%	5.97%	3.52%

Unsecured Revolving Credit Facility	$-	$-	$18,000	$-	$-	$-	$18,000
Average Interest Rate			1.70%

Unsecured Term Loans	$-	$-	$-	$-	$35,000	$65,000	$100,000
Average Interest Rate					3.85%	3.74%	-

Senior Unsecured Notes	$-	$-	$-	$-	$-	$100,000	$100,000
Average Interest Rate						4.21%

The fair value is estimated at $105.0 million and $197.4 million for mortgage notes payable and unsecured term loans and notes, respectively, as of December 31, 2015.

The table above incorporates those exposures that exist as of December 31, 2015; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In April 2012, we entered into a forward starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 1.92%. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of December 31, 2015, this interest rate swap was valued as a liability of $448,000.

In December 2012, we entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $25.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 0.89%. This swap effectively converted $25.0 million of variable-rate borrowings to fixed-rate borrowings from December 6, 2012 to April 4, 2018. As of December 31, 2015, this interest rate swap was valued as an asset of $99,000.

In September 2013, we entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of December 31, 2015, this interest rate swap was valued as a liability of $1,135,000.

In July 2014, we entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of December 31, 2015, this interest rate swap was valued as a liability of $1,719,000.

We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of December 31, 2015.

As of December 31, 2015, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would have resulted in an increase in interest expense of approximately $180,000.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a15-(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under this item is contained on page F-2 of this Annual Report on Form 10-K.

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders.

Item 11:	Executive Compensation

Incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes the equity compensation plan under which our common stock may be issued as of December 31, 2015.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrant and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	-	-	644,329	(1)
Equity Compensation Plans Not Approved by Security Holders	-	-	-

Total	-	-	644,329

(1)	Relates to various stock-based awards available for issuance under our 2014 Omnibus Incentive Plan, including incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards and dividend equivalent rights.

Additional information, including our Security Ownership of Certain Beneficial Owners and Management table, is incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders.

Item 13:	Certain Relationships, Related Transactions and Director Independence

Incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders.

Item 14:	Principal Accounting Fees and Services

Incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

15(a)(1).		The following documents are filed as a part of this Annual Report on Form 10-K:
	•	Reports of Independent Registered Public Accounting Firms
	•	Consolidated Balance Sheets as of December 31, 2015 and 2014
	•	Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2015, 2014, and 2013
	•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014, and 2013
	•	Consolidated Statements of Cash Flow for the Years Ended December 31, 2015, 2014, and 2013
	•	Notes to the Consolidated Financial Statements
15(a)(2).		The following is a list of the financial statement schedules required by Item 8:
Schedule III – Real Estate and Accumulated Depreciation

15(a)(3).		Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-12928) for the quarter ended June 30, 2013)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 8-K (No. 001-12928) filed on May 9, 2013)

3.3	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (No. 001-12928) filed on May 6, 2015)

4.1	Rights Agreement, dated as of December 7, 1998, by and between Agree Realty Corporation, a Maryland corporation, and Computershare Trust Company, N.A., f/k/a EquiServe Trust Company, N.A., a national banking association, as successor rights agent to BankBoston, N.A., a national banking association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-161520) filed on November 13, 2009)

4.2	Second Amendment to Rights Agreement, dated as of December 8, 2008, by and between Agree Realty Corporation, a Maryland corporation, and Computershare Trust Company, N.A., f/k/a EquiServe Trust Company, N.A., a national banking association, as successor rights agent to BankBoston, N.A., a national banking association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on December 9, 2008)

4.3	Amended and Restated Registration Rights Agreement, dated July 8, 1994 by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 1994)

4.4	Form of certificate representing shares of common stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (No. 333-161520) filed on August 24, 2009

10.1	Revolving Credit Facility and Term Loan Agreement, dated July 21, 2014, among Agree Limited Partnership, PNC Bank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on July 22, 2014)

10.2	First Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of April 22, 1994, as amended by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 2012)

10.3	Second Amendment to First Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of March 20, 2013, as amended by and among the Company, the Limited Partnership and Richard Agree (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-12928) for the quarter ended March 31, 2013)

10.4+	Agree Realty Corporation Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 1996)

10.5+	Amended Employment Agreement, dated July 1, 2014, by and between the Company and Richard Agree (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-12928) for the quarter ended September 30, 2014)

10.6+	Amended Employment Agreement, dated July 1, 2014, by and between the Company and Joey Agree (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-12928) for the quarter ended September 30, 2014)

10.7+	Letter Agreement of Employment dated April 5, 2010 between Agree Limited Partnership and Laith Hermiz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on April 6, 2010)

10.8+	Letter Agreement of Employment dated November 4, 2015 between Agree Limited Partnership and Matthew M. Partridge (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on November 24, 2015)

10.9+	Summary of Director Compensation (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 2007)

10.10+	Agree Realty Corporation 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 2014)

10.11+	Form of Restricted Stock Agreement under the Agree Realty Corporation 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-12928) for the quarter ended September 30, 2014)

10.12	Note Purchase Agreement, by Agree Limited Partnership dated May 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on June 1, 2015)

12.1*	Statement of computation of ratios of earnings to combined fixed charges and preferred stock dividends

21*	Subsidiaries of Agree Realty Corporation

23.1*	Consent of Grant Thornton LLP

24	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Matthew M. Partridge, Chief Financial Officer

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Matthew M. Partridge, Chief Financial Officer

99.1*	Material Federal Income Tax Considerations

101*	The following materials from Agree Realty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of December 31, 2015. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

15(b)	The Exhibits listed in Item 15(a)(3) are hereby filed with this Annual Report on Form 10-K.
15(c)	The financial statement schedule listed at Item 15(a)(2) is hereby filed with this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Agree Realty Corporation

We have audited the accompanying consolidated balance sheets of Agree Realty Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agree Realty Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Agree Realty Corporation

We have audited the internal control over financial reporting of Agree Realty Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 11, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 11, 2016

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2015	2014

ASSETS
Real Estate Investments
Land	$225,273,640	$195,091,303
Buildings	526,911,997	393,826,467
Less accumulated depreciation	(56,401,423)	(59,089,851)
	695,784,214	529,827,919
Property under development	3,663,301	229,242
Net Real Estate Investments	699,447,515	530,057,161

Cash and Cash Equivalents	2,711,588	5,399,458

Accounts Receivable - Tenants, net of allowance of
$35,000 for possible losses at December 31, 2015 and December 31, 2014	7,418,327	4,507,735

Unamortized Deferred Expenses
Financing costs, net of accumulated amortization of $3,409,110 and $2,690,005 at December 31, 2015 and December 31, 2014, respectively	3,185,567	3,008,280

Leasing costs, net of accumulated amortization of $553,502 and $543,957 at December 31, 2015 and December 31, 2014, respectively	664,565	783,335

Lease intangibles, net of accumulated amortization of $10,577,794 and $5,719,085 at December 31, 2015 and December 31, 2014, respectively	76,552,316	47,479,602

Other Assets	2,569,659	2,345,290

Total Assets	$792,549,537	$593,580,861

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2015	2014

LIABILITIES
Mortgage Notes Payable	$101,584,368	$106,762,238

Unsecured Term Loans	100,000,000	100,000,000

Senior Unsecured Notes	100,000,000	-

Unsecured Revolving Credit Facility	18,000,000	15,000,000

Dividends and Distributions Payable	9,757,988	8,048,404

Deferred Revenue	540,643	1,004,023

Accrued Interest Payable	962,825	721,459

Accounts Payable and Accrued Expense
Capital expenditures	122,496	200,300
Operating	3,926,962	2,684,599

Interest Rate Swaps	3,301,108	2,383,308

Deferred Income Taxes	705,000	705,000

Tenant Deposits	28,608	36,156

Total Liabilities	338,929,998	237,545,487

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value, 28,000,000 shares authorized, 20,637,301 and 17,539,946 shares issued and outstanding, respectively	2,064	1,754
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized
Series A junior participating preferred stock, $.0001 par value, 200,000 authorized, no shares issued and outstanding	-	-
Additional paid-in-capital	482,514,380	388,262,847
Dividends in excess of net income	(28,262,441)	(32,584,612)
Accumulated other comprehensive loss	(3,130,376)	(2,059,998)

Total Stockholders’ Equity - Agree Realty Corporation	451,123,627	353,619,991
Non-controlling interest	2,495,912	2,415,383
Total Stockholders’ Equity	453,619,539	356,035,374

Total Liabilities and Stockholders’ Equity	$792,549,537	$593,580,861

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Year Ended December 31,

	2015	2014	2013
Revenues
Minimum rents	$64,277,924	$49,403,352	$40,895,131
Percentage rents	180,067	159,664	36,074
Operating cost reimbursement	5,277,404	3,824,883	2,567,457
Other income	230,471	170,958	19,002
Total Revenues	69,965,866	53,558,857	43,517,664

Operating Expenses
Real estate taxes	4,004,754	2,765,905	2,035,937
Property operating expenses	1,768,346	1,678,965	1,192,538
Land lease payments	606,134	471,840	427,900
General and administrative	6,988,075	6,629,033	5,952,433
Depreciation and amortization	16,485,874	11,102,702	8,489,207
Impairment charge	-	3,020,000	-
Total Operating Expenses	29,853,183	25,668,445	18,098,015

Income from Operations	40,112,683	27,890,412	25,419,649

Other (Expense) Income
Interest expense, net	(12,305,397)	(8,586,980)	(6,474,727)
Gain (loss) on sale of assets	12,135,036	(527,743)	-
Loss on debt extinguishment	(179,867)	-	-

Income From Continuing Operations	39,762,455	18,775,689	18,944,922

Discontinued Operations
Gain on sale of assets from discontinued operations	-	122,747	946,347
Income from discontinued operations	-	14,573	298,342

Net Income	39,762,455	18,913,009	20,189,611

Less Net Income Attributable to Non-Controlling Interest	744,600	425,017	515,036

Net Income Attributable to Agree Realty Corporation	$39,017,855	$18,487,992	$19,674,575

Basic Earnings Per Share
Continuing operations	$2.17	$1.23	$1.41
Discontinued operations	-	0.01	0.10
	$2.17	$1.24	$1.51
Diluted Earnings Per Share
Continuing operations	$2.16	$1.23	$1.40
Discontinued operations	-	0.01	0.10
	$2.16	$1.24	$1.50

Other Comprehensive Income
Net income	$39,762,455	$18,913,009	$20,189,611
Other Comprehensive Income (Loss)	(1,093,251)	(2,583,832)	1,812,535
Total Comprehensive Income	38,669,204	16,329,177	22,002,146
Comprehensive Income Attributable to Non-Controlling Interest	(724,127)	(373,221)	(561,587)

Comprehensive Income Attributable to Agree Realty Corporation	$37,945,077	$15,955,956	$21,440,559

Weighted Average Number of Common Shares Outstanding - Basic:	18,003,122	14,882,586	13,065,907

Weighted Average Number of Common Shares Outstanding - Diluted:	18,065,415	14,966,895	13,157,505

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional	Dividends in excess of net	Other Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2012	11,436,044	$1,144	$217,768,918	$(21,166,509)	$(1,294,267)	$2,655,848	$197,965,134
Issuance of common stock, net of issuance costs	3,375,000	337	93,392,712	-	-	-	93,393,049
Issuance of restricted stock under the Equity Incentive Plan	87,950	9	-	-	-	-	9
Forfeiture of restricted stock	(15,680)	(2)	-	-	-	-	(2)
Vesting of restricted stock	-	-	1,812,532	-	-	-	1,812,532
Dividends and distributions declared for the period	-	-	-	(22,387,217)	-	(570,094)	(22,957,311)
Other comprehensive income (loss) - change in fair value of interest rate swap	-	-	-	-	1,765,984	46,551	1,812,535
Net income	-	-	-	19,674,575	-	515,036	20,189,611
Balance, December 31, 2013	14,883,314	$1,488	$312,974,162	$(23,879,151)	$471,717	$2,647,341	$292,215,557
Issuance of common stock, net of issuance costs	2,587,500	259	73,301,850	-	-	-	73,302,109
Issuance of restricted stock under the Equity Incentive Plan	81,864	8	-	-	-	-	8
Issuance of restricted stock under the Omnibus Incentive Plan	2,128	-	-	-	-	-	-
Forfeiture of restricted stock	(14,860)	(1)	-	-	-	-	(1)
Vesting of restricted stock	-	-	1,986,835	-	-	-	1,986,835
Dividends and distributions declared for the period	-	-	-	(27,193,453)	-	(604,857)	(27,798,310)
Other comprehensive income (loss) - change in fair value of interest rate swap	-	-	-	-	(2,531,715)	(52,118)	(2,583,833)
Net income	-	-	-	18,487,992	-	425,017	18,913,009
Balance, December 31, 2014	17,539,946	$1,754	$388,262,847	$(32,584,612)	$(2,059,998)	$2,415,383	$356,035,374
Issuance of common stock, net of issuance costs	3,043,812	304	92,259,293	-	-	-	92,259,597
Issuance of restricted stock under the Omnibus Incentive Plan	85,597	9	-	-	-	-	9
Forfeiture of restricted stock	(32,054)	(3)	-	-	-	-	(3)
Vesting of restricted stock	-	-	1,992,240	-	-	-	1,992,240
Dividends and distributions declared for the period	-	-	-	(34,695,684)	-	(641,198)	(35,336,882)
Other comprehensive income (loss) - change in fair value of interest rate swaps	-	-	-	-	(1,070,378)	(22,873)	(1,093,251)
Net income	-	-	-	39,017,855	-	744,600	39,762,455
Balance, December 31, 2015	20,637,301	$2,064	$482,514,380	$(28,262,441)	$(3,130,376)	$2,495,912	$453,619,539

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,

	2015	2014	2013
Cash Flows from Operating Activities
Net income	$39,762,455	$18,913,009	$20,189,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,529,629	8,486,178	6,996,741
Amortization	4,956,245	2,616,533	1,746,792
Amortization from financing and credit facility costs	689,321	950,876	736,425
Stock-based compensation	1,992,241	1,986,835	1,812,532
Impairment charge	-	3,020,000	450,000
Loss on extinguishment of debt	179,867	-	-
(Gain) loss on sale of assets	(12,135,036)	404,996	(946,347)
Increase in accounts receivable	(2,910,592)	(1,244,967)	(1,102,713)
(Increase) decrease in other assets	(197,380)	346,131	(780,069)
Increase (decrease) in accounts payable	1,043,064	(311,337)	716,435
Decrease in deferred revenue	(463,380)	(463,380)	(463,380)
Increase in accrued interest	241,366	250,597	135,446
Decrease in tenant deposits	(7,548)	(4,491)	(23,814)
Net Cash Provided by Operating Activities	44,680,252	34,950,980	29,467,659

Cash Flows from Investing Activities
Acquisition of real estate investments	(223,870,660)	(143,272,607)	(75,920,083)
Development of real estate investments and other (including capitalized interest of $39,325 in 2015, $263,472 in 2014, and $566,793 in 2013)	(6,970,271)	(16,526,566)	(14,619,386)
Payment of leasing costs	(66,410)	(354,336)	(183,310)
Net proceeds from sale of assets	28,132,261	12,455,673	5,462,280
Net Cash Used In Investing Activities	(202,775,080)	(147,697,836)	(85,260,499)

Cash Flows from Financing Activities
Proceeds from common stock offering, net	92,259,603	73,302,116	93,393,056
Unsecured revolving credit facility borrowings	161,000,000	148,622,976	106,189,924
Unsecured revolving credit facility repayments	(158,000,000)	(143,122,976)	(140,219,929)
Payments of mortgage notes payable	(5,177,870)	(12,766,704)	(3,478,383)
Term loan payable proceeds	-	65,000,000	35,000,000
Senior unsecured notes proceeds	100,000,000	-	-
Dividends paid	(32,992,155)	(25,402,637)	(20,859,476)
Limited partners’ distributions paid	(636,143)	(590,951)	(566,619)
Debt extinguishment costs	(150,085)	-	-
Payments for financing costs	(896,392)	(1,432,391)	(398,879)
Net Cash Provided by Financing Activities	155,406,958	103,609,433	69,059,694

Net (Decrease) Increase in Cash and Cash Equivalents	(2,687,870)	(9,137,423)	13,266,854
Cash and Cash Equivalents, beginning of period	5,399,458	14,536,881	1,270,027
Cash and Cash Equivalents, end of period	$2,711,588	$5,399,458	$14,536,881

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$11,548,099	$7,824,594	$6,149,649
Cash paid (refunded) for income tax	$924	$(355)	$(21,543)

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued under equity incentive plans	$2,863,766	$2,390,245	$2,401,688
Dividends and limited partners’ distributions declared and unpaid	$9,757,988	$8,048,404	$6,243,933
Real estate acquisitions financed with debt assumption	$-	$5,631,183	$-
Real estate investment financed with accounts payable	$122,495	$-	$-

See accompanying notes to consolidated financial statements.

Agree Realty Corporation	Notes to Consolidated Financial Statements

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

Our assets are held by, and all of our operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which we are the sole general partner and in which we held a 98.3% interest as of December 31, 2015. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership

The terms “Agree Realty,” the “Company,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of Agree Realty Corporation include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries. The Company controlled, as the sole general partner, 98.3% and 98.1% of the Operating Partnership as of December 31, 2015 and 2014. All material intercompany accounts and transactions are eliminated.

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

Reclassifications

The results of operations for properties that had been disposed of or classified as held for sale prior to March 31, 2014 are reported as discontinued operations. As a result of these discontinued operations, certain reclassifications of prior period amounts have been made in the financial statements in order to conform to the 2014 presentation. In addition, certain reclassifications of prior period amounts within the Statement of Cash Flows have been made in order to conform to the 2015 presentation.

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

Accounting for Acquisitions of Real Estate

The acquisition of property for investment purposes is typically accounted for as an asset acquisition. We allocate the purchase price to land, building and identified intangible assets and liabilities, based in each case on their relative estimated fair values and without giving rise to goodwill. Intangible assets and liabilities represent the value of in-place leases and above- or below-market leases. In making estimates of fair values, we may use a number of sources, including data provided by independent third parties, as well as information obtained by the Company as a result our due diligence, including expected future cash flows of the property and various characteristics of the markets where the property is located.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. As of December 31, 2015 we had $1.7 million in excess of the FDIC insured limit.

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

Sales Tax

The Company collects various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

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

The following schedule summarizes the Company’s amortization of deferred expenses for the years ended December 31, 2015, 2014 and 2013, respectively:

Agree Realty Corporation	Notes to Consolidated Financial Statements

Year Ended December 31,	2015	2014	2013

Financing Costs	$689,322	$950,878	$736,425
Leasing Costs	97,140	125,946	113,101
Lease Intangibles	4,859,103	2,490,585	1,633,691
Total	$5,645,566	$3,567,409	$2,483,217

The following schedule represents estimated future amortization of deferred expenses as of December 31, 2015:

Year Ending December 31,	2016	2017	2018	2019	2020	Thereafter	Total

Financing Costs	$679,955	$645,554	$469,055	$316,573	$290,056	$784,374	$3,185,567
Leasing Costs	87,784	87,123	84,789	82,662	64,552	257,655	664,565
Lease Intangibles	6,660,774	6,611,983	6,532,504	6,140,221	5,878,479	44,728,353	76,552,316
Total	$7,428,514	$7,344,660	$7,086,348	$6,539,456	$6,233,087	$45,770,383	$80,402,447

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Year Ended December 31,
	2015	2014	2013
Weighted average number of common shares outstanding	18,215,628	15,121,212	13,314,989
Less: Unvested restricted stock	(212,506)	(238,626)	(249,082)
Weighted average number of common shares outstanding used in basic earnings per share	18,003,122	14,882,586	13,065,907

Weighted average number of common shares outstanding used in basic earnings per share	18,003,122	14,882,586	13,065,907
Effect of dilutive securities: restricted stock	62,293	84,309	91,598
Weighted average number of common shares outstanding used in diluted earnings per share	18,065,415	14,966,895	13,157,505

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2015, the Company believes it has qualified as a REIT. Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09 “Revenue from Contracts with Customers.” ASU No. 2014-09 was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update’s core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies are to use a five-step contract review model to ensure revenue gets recognized, measured and disclosed in accordance with this principle. ASU 2014-09 was to be effective for fiscal years and interim periods beginning after December 15, 2016. In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 for one year. As a result, ASU No. 2014-09 is now effective for fiscal years and interim periods beginning after December 15, 2017. The amendments in this update will be applied retrospectively either to each prior reporting period presented or to disclose the cumulative effect recognized at the date of initial application. The Company is still in the process of determining the impact that the implementation of ASU 2014-09 will have on the financial statements.

In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The objective of ASU 2015-03 is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify presentation of debt issuance costs, the amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. ASU No. 2015-03 is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015. Early adoption is permitted. The Company has evaluated the new guidance and determined the resulting impact on the statements will be a reclassification of certain deferred financing costs from other assets to notes payable.

Agree Realty Corporation	Notes to Consolidated Financial Statements

Note 3 – Real Estate Investments

Real Estate Portfolio

At December 31, 2015 and 2014, the Company’s gross investment in real estate assets, including properties under development and properties held for sale, totaled $755,848,938 and $589,147,012, respectively. Real estate investments consisted of the following as of December 31, 2015 and December 31, 2014:

	2015	2014

Number of Properties	278	209
Gross Leasable Area	5,207,000	4,315,000

Land	$225,273,640	$195,091,303
Buildings	526,911,997	393,826,467
Property under Development	3,663,301	229,242
Gross Real Estate Investments	$755,848,938	$589,147,012

Less Accumulated Depreciation	$(56,401,423)	$(59,089,851)
Net Real Estate Investments	$699,447,515	$530,057,161

Lease Intangibles

The following table details lease intangibles, net of accumulated amortization, as of December 31, 2015 and December 31, 2014:

	December 31,	December 31,
	2015	2014
Intangible Lease Asset - In-Place Leases	$47,051,639	$36,680,631
Less: Accumulated Amortization	(7,239,191)	(3,897,008)
Intangible Lease Asset - Above-Market Leases	61,241,046	31,642,267
Less: Accumulated Amortization	(7,367,216)	(4,111,435)
Intangible Lease Liability - Below-Market Leases	(21,162,576)	(15,124,210)
Less: Accumulated Amortization	4,028,614	2,289,358
Lease Intangible Asset, net	$76,552,316	$47,479,602

As of December 31, 2015, our portfolio was approximately 99.5% leased and had a weighted average remaining lease term of approximately 11.4 years.

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

Agree Realty Corporation	Notes to Consolidated Financial Statements

As of December 31, 2015, the future minimum rental income to be received under the terms of all non-cancellable tenant leases is as follows:

For the Year Ending December 31,
2016	$68,765,041
2017	68,732,996
2018	67,872,318
2019	65,552,286
2020	63,184,391
Thereafter	505,204,411
Total	$839,311,443

Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the current lease terms. In addition, this table does not include amounts for potential variable rent increases that are based on the CPI or future contingent rents which may be received on the leases based on a percentage of the tenant’s gross sales.

Of these future minimum rents, approximately 17.2% and 5.5% of the total is attributable to Walgreens and Walmart (and Walmart affiliates), respectively, as of December 31, 2015. The loss of these tenants or the inability of them to pay rent could have an adverse effect on the Company’s business.

No other tenant contributed 5.0% or more of the Company’s total revenues as of December 31, 2015.

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

The remaining deferred revenue of approximately $541,000 will be recognized as minimum rents over approximately 1.2 years

Land Lease Obligations

The Company is subject to land lease agreements for certain of its properties. Land lease expense was $606,134, $471,840, and $427,900 for the years ending December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, future annual lease commitments under these agreements are as follows:

For the Year Ending December 31,
2016	$639,903
2017	639,903
2018	640,819
2019	633,778
2020	632,178
Thereafter	8,426,118
Total	$11,612,699

The Company leased its executive offices during 2014 from a limited liability company controlled by its Executive Chairman’s children. Under the terms of the lease, which expired on December 31, 2014, the Company was required to pay an annual rental of $90,000 and was responsible for the payment of real estate taxes, insurance and maintenance expenses relating to the building. As of December 31, 2015 are no outstanding commitments or liabilities related to this lease.

Agree Realty Corporation	Notes to Consolidated Financial Statements

2015 and 2014 Acquisitions

During 2015, the Company purchased 73 retail net lease assets for approximately $220,557,000, including acquisition and closing costs. These properties are located in 24 states and 100% leased to 40 different tenants operating in 19 unique retail sectors for a weighted average lease term of approximately 12.2 years. The underwritten weighted average capitalization rate on our 2015 investments was approximately 8.0%. None of the Company’s investments during 2015 caused any new or existing tenant to comprise 10% or more of the Company’s total assets or generate 10% or more of the Company’s total annualized base rent at December 31, 2015.

The aggregate 2015 acquisitions were allocated approximately $33,801,000 to land, $152,742,000 to buildings and improvements, and $34,014,000 to lease intangible costs. The acquisitions were substantially all cash purchases and there was no contingent consideration associated with these acquisitions.

During 2014, the Company purchased 77 retail net lease assets for approximately $148,400,000, including acquisition and closing costs. These properties are located in 23 states and 100% leased to 28 different tenants operating in 14 unique retail sectors for a weighted average lease term of approximately 14.1 years. The underwritten weighted average capitalization rate on our 2014 investments was approximately 8.2%. None of the Company’s investments during 2014 caused any new or existing tenant to comprise 10% or more of the Company’stotal assets or generate 10% or more of the Company’s total annualized base rent at December 31, 2015.

The aggregate 2014 acquisitions were allocated approximately $29,969,000 to land, $95,977,000 to buildings and improvements, and $22,265,000 to lease intangible costs. The acquisitions were substantially all cash purchases and there was no contingent consideration associated with these acquisitions.

The Company calculates the weighted average capitalization rate on our investments by dividing annual expected net operating income derived from the properties by the total investment in the properties. Annual expected net operating income is defined as the straight-line rent for the base term of the lease less property level expenses (if any) that are not recoverable from the tenant.

Unaudited Pro Forma Information

The following unaudited pro forma total revenue and income before discontinued operations, for 2015 and 2014, assumes all of our 2015 acquisitions had taken place on January 1, 2015 for the 2015 pro forma information, and on January 1, 2014 for the 2014 pro forma information:

Supplemental pro forma for the year ended December 31, 2015 (1)
Total Revenue	$79,056,000
Income before discontinued operations	$36,149,000

Supplemental pro forma for the year ended December 31, 2014 (1)
Total Revenue	$57,840,000
Income before discontinued operations	$19,369,000

(1)	This unaudited pro forma supplemental information does not purport to be indicative of what our operating results would have been had the acquisitions occurred on January 1, 2015 or January 1, 2014 and may not be indicative of future operating results. Various acquisitions were of newly leased or constructed assets and may not have been in service for the full periods shown.

Dispositions

During 2015, we sold eight properties for aggregate gross proceeds of $29.0 million, which resulted in a gain of $12.1 million. Dispositions included three land parcels, two single tenant buildings and three non-core community shopping centers (Marshall Plaza in Marshall, Michigan, Ferris Commons in Big Rapids, Michigan and Lakeland Plaza in Lakeland, Florida).

Agree Realty Corporation	Notes to Consolidated Financial Statements

Impairments

As a result of our review of Real Estate Investments we recognized the following real estate impairment charges for the year ended December 31:

	2015	2014	2013

Continuing operations	$-	$3,020,000	$-
Discontinued operations	-	-	450,000

Total	$-	$3,020,000	$450,000

In 2014, we recognized impairment charges of $220,000 and $2,800,000, respectively, for Petoskey Town Center and Chippewa Commons, which were included in continuing operations. Petoskey Town Center was under contract for sale, but not classified as held for sale at September 30, 2014 due to contingencies associated with the contract, and a $220,000 impairment charge was taken to write down the carrying value of the property to an amount that reflected the sales price. The property was subsequently sold in the fourth quarter of 2014. In the second quarter of 2014, an anchor tenant at Chippewa Commons declined to exercise a lease extension option which we deemed would contribute to vacancy and diminished cash flows and result in a fair value that was less than the net book value of the asset. A $2,800,000 impairment charge was taken to write down the carrying value of the property to an amount that reflected management’s best estimate of fair market value.

In 2013, we recognized an impairment charge of $450,000 for Ironwood Commons, which was included in continuing operations at the time of the impairment charge. Ironwood Commons was under contract for sale, but not classified as held for sale at September 30, 2013 due to contingencies associated with the contract, and a $450,000 impairment charge was taken to write down the carrying value of the property to an amount that reflected the sales price. The property was subsequently reclassified as property held for sale and the impairment charge was included in discontinued operations as of December 31, 2014.

Note 4 – Debt

As of December 31, 2015, we had total indebtedness of $319,584,368, including (i) $101,584,368 of mortgage notes payable; (ii) $100,000,000 of unsecured term loans; (iii) $100,000,000 of senior unsecured notes; and (iv) $18,000,000 of borrowings under our Credit Facility.

Mortgage Notes Payable

As of December 31, 2015, we had total mortgage indebtedness of $101,584,368 with a weighted average maturity of 4.2 years. These mortgages are collateralized by related real estate with an aggregate net book value of $135,974,635.

Including mortgages that have been swapped to a fixed interest rate, our weighted average interest rate on mortgage debt was 4.17% as of December 31, 2015 and 4.27% as of December 31, 2014.

Agree Realty Corporation	Notes to Consolidated Financial Statements

Mortgages payable consisted of the following:

	December 31, 2015	December 31, 2014

Note payable in monthly installments of interest only at 6.56% annum, with a balloon payment in the amount of $8,580,000 due June 11, 2016; collateralized by related real estate and tenants’ leases	$8,580,000	$8,580,000

Note payable in monthly installments of $99,598 including interest at 6.63% per annum, with prepayment paid in January 2015; collateralized by related real estate and tenants’ leases	-	2,405,976

Note payable in monthly principal installments of $56,380 plus interest at 170 basis points over LIBOR, swapped to a fixed rate of 3.62% as of December 31, 2015. A final balloon payment in the amount of $19,744,758 is due on May 14, 2017 unless extended for a two year period at the option of the Company, subject to certain conditions, collateralized by related real estate and tenants’ leases	20,740,838	21,398,078

Note payable in monthly installments of interest only at LIBOR plus 160 basis points, swapped to a fixed rate of 2.49% with balloon payment due April 4, 2018; collateralized by related real estate and tenants’ leases	25,000,000	25,000,000

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	6,552,907	7,896,078

Note payable in monthly installments of $23,004 including interest at 6.24% per annum, with a balloon payment of $2,766,628 due February 2020; collateralized by related real estate and tenant lease	3,128,803	3,204,294

Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 1, 2023; collateralized by related real estate and tenants’ leases	23,640,000	23,640,000

Note payable in monthly installments of $35,673 including interest at 5.01% per annum, with a balloon payment of $4,034,627 due September 2023; collateralized by related real estate and tenant lease	5,448,058	5,595,327

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	8,493,762	9,042,485

Total	$101,584,368	$106,762,238

Agree Realty Corporation	Notes to Consolidated Financial Statements

The following table presents scheduled principal payments related to our debt as of December 31, 2015:

	Scheduled	Balloon
	Principal	Payment	Total
For the Year Ending December 31,
2016	$2,954,035	$8,580,000	$11,534,035
2017 (1)	2,710,697	19,744,758	22,455,455
2018 (2)	2,575,654	43,000,000	45,575,654
2019	2,750,823	-	2,750,823
2020	1,100,218	37,766,951	38,867,169
Thereafter	5,744,873	192,656,359	198,401,232
Total	$17,836,300	$301,748,068	$319,584,368

(1)	The balloon payment is related to a mortgage note that matures on May 14, 2017 and may be extended, at the Company’s election, for a two-year term to May 2019, subject to certain conditions.
(2)	The balloon payment balance includes the balance outstanding under the Credit Facility as of December 31, 2015. The Credit Facility matures on July 21, 2018 and may be extended for one year at the Company’s election, subject to certain conditions.

The mortgage loans encumbering our properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At December 31, 2015, the mortgage loan of approximately $20,741,000 is partially recourse to us and is secured by a limited guaranty of payment and performance for approximately 50% of the loan amount.

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

The Company was in compliance with covenant terms for all mortgages payable at December 31, 2015.

Senior Unsecured Notes

On May 28, 2015, the Company completed a private placement of $100,000,000 principal amount of senior unsecured notes (the “Senior Unsecure Notes”). The Senior Unsecured Notes were sold in two series, including $50,000,000 of 4.16% notes due May 30, 2025 and $50,000,000 of 4.26% notes due May 30, 2027. The weighted average term of the Senior Unsecured Notes is 11 years and the weighted average interest rate is 4.21%. Proceeds from the issuance were used to repay borrowings under the Company’s Credit Facility and for general corporate purposes.

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

The Credit Facility is due July 21, 2018, with an additional one-year extension at the Company’s option, subject to customary conditions. Borrowings under the Credit Facility are priced at LIBOR plus 135 to 200 basis points, depending on the Company’s leverage. The Credit Facility replaced the Company’s previous $85,000,000 revolving credit facility, which was extinguished concurrent with the closing of the Credit Facility, and may be increased to an aggregate of $250,000,000 at the Company’s election, subject to certain terms and conditions. As of December 31, 2015, $18,000,000 was outstanding under the Credit Facility bearing a weighted average interest rate of approximately 1.7% and $132,000,000 was available for borrowing.

Agree Realty Corporation	Notes to Consolidated Financial Statements

The 2021 Term Loan matures on July 21, 2021. Borrowings under the 2021 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage. The Company entered into interest rate swaps to fix LIBOR at 2.09% until maturity, implying an all-in interest rate of 3.74% at closing. Proceeds from the 2021 Term Loan were used to repay borrowings under our previous revolving credit facility, which were used primarily to fund property acquisitions. The 2021 Term Loan may be increased to an aggregate of $75,000,000 at the Company’s election, subject to certain terms and conditions. As of December 31, 2015, $65,000,000 was outstanding under the 2021 Term Loan.

The 2020 Term Loan matures on September 29, 2020. Borrowings under the 2020 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage. The Company entered into interest rate swaps to fix LIBOR at 2.20% until maturity, implying an all-in interest rate of 3.85% at closing. Proceeds from the 2020 Term Loan were used to repay borrowings under our previous revolving credit facility, which were used primarily to fund property acquisitions. The 2020 Term Loan may be increased to an aggregate of $70,000,000 at the Company’s election, subject to certain terms and conditions. As of December 31, 2015, $35,000,000 was outstanding under the 2020 Term Loan.

The Revolving Credit and Term Loan Facility contains customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties, and permitted investments. The Company was in compliance with the covenant terms at December 31, 2015.

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

During the year ended December 31, 2015, the Company issued 1,318,812 shares of common stock under its ATM program at an average price of $30.31, realizing gross proceeds of approximately $40,000,000. The Company has approximately $60,000,000 remaining under the ATM program as of December 31, 2015.

In March 2015, we filed, and the SEC deemed effective, a shelf registration statement that expires in March 2018. The securities covered by this registration statement cannot exceed $500,000,000 in the aggregate and include common stock, preferred stock, depositary shares and warrants. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

We completed a follow-on offering of 1,725,000 shares of common stock in December of 2015. The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $52,950,000 after deducting the underwriting discount. The proceeds from the offering were used to pay down amounts outstanding under the Credit Facility and for general corporate purposes.

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

Note 6 – Dividends and Distribution Payable

The Company declared dividends of $1.845, $1.74 and $1.64 per share during the years ended December 31, 2015, 2014 and 2013; the dividends have been reflected for federal income tax purposes as follows:

For the Year Ended December 31,	2015	2014	2013
Ordinary Income	$1.519	$1.398	$1.372
Return of Capital	0.326	0.342	0.268

Total	$1.845	$1.740	$1.640

On December 1, 2015, the Company declared a dividend of $0.465 per share for the quarter ended December 31, 2015. The holders OP Units were entitled to an equal distribution per OP Unit held as of December 22, 2015. The dividends and distributions payable are recorded as liabilities in the Company’s consolidated balance sheet at December 31, 2015. The dividend has been reflected as a reduction of stockholders’ equity and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. These amounts were paid on January 5, 2016.

Note 7 – Income Taxes

The Company is subject to the provisions of Financial Accounting Standards Board Accounting Standard Codification 740-10 (“FASB ASC 740-10”), and has analyzed its various federal and state filing positions. The Company believes that its income tax filing positions and deductions are documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FASB ASC 740-10. The Company’s Federal income tax returns are open for examination by taxing authorities for all tax years after December 31, 2011. The Company has elected to record any related interest and penalties, if any, as income tax expense on the consolidated statements of operations and comprehensive income.

For income tax purposes, the Company has certain TRS entities that have been established and in which certain real estate activities are conducted.

As of December 31, 2015, the Company has estimated a current income tax liability of $2,000 and a deferred income tax liability in the amount of $705,000. As of December 31, 2014, the Company had estimated a current income tax liability of $0 and a deferred income tax liability in the amount of $705,000. This deferred income tax balance represents the federal and state tax effect of deferring income tax in 2007 on the sale of an asset under section 1031 of the Internal Revenue Code. This transaction was accrued within the TRS entities described above. During the years ended December 31, 2015, and 2014, we recognized total federal and state tax expense (benefit) of $3,317, and ($14,000), respectively.

Note 8 – Derivative Instruments and Hedging Activity

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risk, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and, to a limited extent, the use of derivative instruments. For additional information regarding the leveling of our derivatives see Note 10.

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

In April 2012, we entered into a forward starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22,300,000 in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 1.92%. This swap effectively converted $22,300,000 of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of December 31, 2015, this interest rate swap was valued as a liability of approximately $448,000.

Agree Realty Corporation	Notes to Consolidated Financial Statements

In December 2012, we entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $25,000,000 in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 0.89%. This swap effectively converted $25,000,000 of variable-rate borrowings to fixed-rate borrowings from December 6, 2012 to April 4, 2018. As of December 31, 2015, this interest rate swap was valued as an asset of approximately $99,000.

In September 2013, we entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35,000,000 in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 2.20%. This swap effectively converted $35,000,000 of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of December 31, 2015, this interest rate swap was valued as a liability of approximately $1,135,000.

In July 2014, we entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65,000,000 in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 2.09%. This swap effectively converted $65,000,000 of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of December 31, 2015, this interest rate swap was valued as a liability of approximately $1,719,000.

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) for the year ended December 31, 2015 to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense. For the year ended December 31, 2015, the Company has determined these derivative instruments to be effective hedges.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
	December 31,	December 31,	December 31,	December 31,
Interest Rate Derivatives	2015	2014	2015	2014

Interest Rate Swap	4	4	$145,740,838	$146,398,078

Agree Realty Corporation	Notes to Consolidated Financial Statements

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets.

	Asset Derivatives
	December 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	Other Assets	$98,562	Other Assets	$274,013

	Liability Derivatives
	December 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	Other Liabilities	$3,301,108	Other Liabilities	$2,383,308

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and other comprehensive loss for the years ended December 31, 2015 and 2014.

Derivatives in Cash Flow Hedging Relationships	Amount of Income/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Income/(Loss) Reclassifed from Accumulated OCI into Income (Effective Portion)	Amount of Income/(Loss) Reclassified from Accumulated OCI into Expense (Effective Portion)		Location of Loss Recognized In Income of Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing and Missed Forecasted Transactions)

	2015	2014		2015	2014		2015	2014

Interest rate swaps	$(1,093,251)	$(2,583,832)	Interest Expense	$(2,796,000)	$(1,875,420)		$-	$-

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of December 31, 2015.

Note 9 – Discontinued Operations

We elected to early adopt ASU 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” in the first quarter of 2014. The adoption of this guidance had an effect on the presentation of our consolidated financial statements. Beginning in 2014, activities related to individual asset sales are generally no longer classified as discontinued operations except for the property classified as held for sale as of December 31, 2014.

In January 2014, the Company sold a Kmart-anchored shopping center in Ironwood, Michigan, which was classified as held for sale on December 31, 2013, for approximately $5,000,000. The results of operations for this property are reported in discontinued operations for the years ending December 2014 and 2013, including revenues of approximately $42,600 and $1,281,000 respectively, and expenses of approximately $28,000 and $990,000, respectively.

In January 2013, the Company sold a single tenant property located in Ypsilanti, Michigan, which was classified as held for sale on December 31, 2012, for approximately $5,600,000. The results of operations for this property are reported in discontinued operations for the year ended December 2013, including revenues of approximately $9,300, and expenses of approximately $2,300.

Agree Realty Corporation	Notes to Consolidated Financial Statements

Note 10 – Fair Value Measurements

The table below sets forth the Company’s fair value hierarchy for assets and liabilities measured or disclosed at fair value as of December 31, 2015.

Asset:	Level 1	Level 2	Level 3	Carrying Value
Interest rate swaps	$-	$98,562	$-	$98,562

Liability:	Level 1	Level 2	Level 3	Carrying Value
Interest rate swaps	$-	$3,301,108	$-	$3,301,108
Mortgage notes payable	$-	$-	$105,033,267	$101,584,368
Unsecured term loans	$-	$-	$97,741,973	$100,000,000
Senior unsecured notes	$-	$-	$99,645,428	$100,000,000
Revolving credit facility	$-	$18,000,000	$-	$18,000,000

The table below sets forth the Company’s fair value hierarchy for liabilities measured or disclosed at fair value as of December 31, 2014.

Asset:	Level 1	Level 2	Level 3	Carrying Value
Interest rate swaps	$-	$274,013	$-	$274,013

Liability:	Level 1	Level 2	Level 3	Carrying Value
Interest rate swaps	$-	$2,383,308	$-	$2,383,308
Mortgage notes payable	$-	$-	$107,814,314	$106,762,238
Unsecured term loans	$-	$-	$97,918,642	$100,000,000
Revolving credit facility	$-	$15,000,000	$-	$15,000,000

The carrying amounts of the Company’s short-term financial instruments, which consist of cash, cash equivalents, receivables, and accounts payable, approximate their fair values. The fair value of the interest rate swaps were derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and discount rates reflecting the risks involved. The fair value of fixed mortgages was derived using the present value of future mortgage payments based on estimated current market interest rates of 4.27% and 4.17% at December 31, 2015 and 2014, respectively. The fair value of variable rate debt is estimated to be equal to the face value of the debt because the interest rates are floating and is considered to approximate fair value.

Note 11 – Equity Incentive Plan

In 2005, the Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), which replaced a stock incentive plan established in 1994. The 2005 Plan authorized the issuance of a maximum of 1,000,000 shares of common stock.

In 2014, the Company’s stockholders approved the 2014 Omnibus Incentive Plan (the “2014 Plan”), which replaced the 2005 Equity Incentive Plan. The 2014 Plan authorizes the issuance of a maximum of 700,000 shares of common stock.

No options were granted during 2015, 2014 or 2013.

Restricted common stock has been granted to certain employees under both the 2005 Plan and the 2014 Plan. As of December 31, 2015, there was $4,244,000 of total unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.0 years. The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock. The Company has deemed historical forfeitures insignificant and does not consider discount rates to be material.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The Company granted 85,597, 83,210, and 87,950 shares of restricted stock in 2015, 2014, and 2013 respectively to employees and sub-contractors. The restricted shares vest over a five-year period based on continued service to the Company.

Agree Realty Corporation	Notes to Consolidated Financial Statements

Restricted share activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Unvested restricted stock at December 31, 2012	250,180	$22.66

Restricted stock granted	87,950	$27.70
Restricted stock vested	(73,368)	$22.50
Restricted stock forfeited	(15,680)	$25.01

Unvested restricted stock at December 31, 2013	249,082	$24.33

Restricted stock granted	83,210	$28.72
Restricted stock vested	(79,588)	$22.64
Restricted stock forfeited	(14,078)	$26.03

Unvested restricted stock at December 31, 2014	238,626	$26.24

Restricted stock granted	85,597	$33.46
Restricted stock vested	(79,663)	$25.13
Restricted stock forfeited	(32,054)	$29.54

Unvested restricted stock at December 31, 2015	212,506	$29.07

Note 12 – Profit-Sharing Plan

The Company has a discretionary profit-sharing plan whereby it contributes to the plan such amounts as the Board of Directors of the Company determines. The participants in the plan cannot make any contributions to the plan. Contributions to the plan are allocated to the employees based on their percentage of compensation to the total compensation of all employees for the plan year. Participants in the plan become fully vested after six years of service. No contributions were made to the plan in 2015, 2014, or 2013.

Note 13 – Quarterly Financial Data (Unaudited)

The following summary represents the unaudited results of operations of the Company, expressed in thousands except per share amounts, for the periods from January 1, 2014 through December 31, 2015. Certain amounts have been reclassified to conform to the current presentation of discontinued operations:

Agree Realty Corporation	Notes to Consolidated Financial Statements

	2015
	Three Months Ended
	March 31	June 30	September 30	December 31

Revenue	$15,743	$17,219	$17,850	$19,154

Net Income	$6,494	$10,465	$14,876	$7,927

Earnings per Share - diluted	$0.36	$0.58	$0.81	$0.41

	2014
	Three Months Ended
	March 31	June 30	September 30	December 31

Revenue	$12,575	$12,904	$13,757	$14,323

Net Income	$5,509	$2,716	$4,966	$5,723

Earnings per Share - diluted	$0.37	$0.18	$0.33	$0.36

Note 14 – Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations

Note 15 – Subsequent Events

In January 2016, the Company granted a total of 5,599 shares of stock to the Board of Directors. The fair value of these grants is approximately $184,000.

In February 2016, the Company granted a total of 70,315 shares of restricted stock to employees and associates under the 2014 Plan. The fair value of these grants is approximately $2,625,000 and the restricted shares vest over a five year period based on continued service to the Company.

On March 1, 2016, the Company declared a dividend of $0.465 per share for the quarter ending March 31, 2016 for holders of record on March 31, 2016. The holders of OP Units are also entitled to an equal distribution per OP Unit held as of March 31, 2016. The amounts are to be paid on April 15, 2016.

There were no other reportable subsequent events or transactions.

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2015

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which Depreciation in
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
Description	Encumbrance	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Acquisition	Statement is Computed
Real Estate Held for Investment
Borman Center, MI	$-	$550,000	$562,404	$1,087,596	$550,000	$1,650,000	$2,200,000	$1,650,000	1977	40 Years
Capital Plaza, KY	-	7,379	2,240,607	3,510,131	7,379	5,750,738	5,758,116	3,030,951	1978	40 Years
Grayling Plaza, MI	-	200,000	1,778,657	(46,867)	200,000	1,731,790	1,931,790	1,360,184	1984	40 Years
Oscoda Plaza, MI	-	183,295	1,872,854	(39,150)	183,295	1,833,704	2,016,999	1,440,230	1984	40 Years
West Frankfort Plaza, IL	-	8,002	784,077	202,463	8,002	986,540	994,542	725,047	1982	40 Years
Omaha Store, NE	-	150,000	-	-	150,000	-	150,000	-	1995	40 Years
Wichita Store, KS	1,669,449	1,039,195	1,690,644	(149,392)	1,139,677	1,541,252	2,680,929	808,909	1995	40 Years
Monroeville, PA	-	6,332,158	2,249,724	592,003	3,153,890	2,841,727	5,995,617	1,030,275	1996	40 Years
Boynton Beach, FL	-	1,534,942	2,043,122	3,743,614	1,534,942	5,786,736	7,321,678	1,479,844	1996	40 Years
Waterford, MI	-	971,009	1,562,869	135,390	971,009	1,698,259	2,669,268	763,179	1997	40 Years
Chesterfield Township, MI	-	1,350,590	1,757,830	(46,164)	1,350,590	1,711,666	3,062,256	749,436	1998	40 Years
Grand Blanc, MI	-	1,104,285	1,998,919	43,929	1,104,285	2,042,848	3,147,133	864,065	1998	40 Years
Pontiac, MI	-	1,144,190	1,808,955	(113,506)	1,144,190	1,695,449	2,839,639	732,872	1998	40 Years
Mt Pleasant Shopping Ctr, MI	-	907,600	8,081,968	1,096,753	907,600	9,178,721	10,086,321	5,135,225	1998	40 Years
Rochester, MI	1,313,203	2,438,740	2,188,050	1,950	2,438,740	2,190,000	4,628,740	903,354	1999	40 Years
Ypsilanti, MI	1,186,076	2,050,000	2,222,097	32,641	2,050,000	2,254,738	4,304,738	901,033	1999	40 Years
Petoskey, MI	825,011	-	2,332,473	1,179	-	2,333,652	2,333,652	913,924	2000	40 Years
Flint, MI	1,244,397	2,026,625	1,879,700	(1,200)	2,026,625	1,878,500	3,905,125	704,446	2000	40 Years
Flint, MI	1,070,745	1,477,680	2,241,293	-	1,477,680	2,241,293	3,718,973	833,476	2001	40 Years
New Baltimore, MI	913,475	1,250,000	2,285,781	(16,503)	1,250,000	2,269,278	3,519,278	815,697	2001	40 Years
Flint, MI	2,789,376	1,729,851	1,798,091	660	1,729,851	1,798,751	3,528,602	616,409	2002	40 Years
Indianapolis, IN	-	180,000	1,117,617	11,380	180,000	1,128,997	1,308,997	399,501	2002	40 Years
Big Rapids, MI	-	1,201,675	2,014,107	(2,000)	1,201,675	2,012,107	3,213,782	641,402	2003	40 Years
Flint, MI	-	-	471,272	(201,809)	-	269,463	269,463	139,173	2003	20 Years
Canton Twp, MI	-	1,550,000	2,132,096	23,021	1,550,000	2,155,117	3,705,117	650,972	2003	40 Years
Flint, MI	3,232,834	1,537,400	1,961,674	-	1,537,400	1,961,674	3,499,074	580,409	2004	40 Years
Webster, NY	-	1,600,000	2,438,781	-	1,600,000	2,438,781	4,038,781	718,933	2004	40 Years
Albion, NY	-	1,900,000	3,037,864	-	1,900,000	3,037,864	4,937,864	844,911	2004	40 Years
Flint, MI	2,471,551	1,029,000	2,165,463	(6,666)	1,029,000	2,158,797	3,187,797	600,371	2004	40 Years
Lansing, MI	-	785,000	348,501	3,045	785,000	351,546	1,136,546	101,032	2004	40 Years
Boynton Beach, FL	-	1,569,000	2,363,524	-	1,569,000	2,363,524	3,932,524	694,429	2004	40 Years
Midland, MI	-	2,350,000	2,313,413	2,070	2,268,695	2,315,483	4,584,178	605,328	2005	40 Years
Grand Rapids, MI	2,868,874	1,450,000	2,646,591	-	1,450,000	2,646,591	4,096,591	683,703	2005	40 Years
Delta Township, MI	2,995,431	2,075,000	2,535,971	7,014	2,075,000	2,542,985	4,617,985	646,401	2005	40 Years
Roseville, MI	2,264,568	1,771,000	2,327,052	-	1,771,000	2,327,052	4,098,052	589,032	2005	40 Years
Mt Pleasant, MI	1,252,087	1,075,000	1,432,390	4,787	1,075,000	1,437,177	2,512,177	362,273	2005	40 Years
N Cape May, NJ	-	1,075,000	1,430,092	495	1,075,000	1,430,587	2,505,587	360,623	2005	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2015

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which Depreciation in
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
Description	Encumbrance	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Acquisition	Statement is Computed

Summit Twp, MI	1,387,902	998,460	1,336,357	12,686	998,460	1,349,043	2,347,503	311,246	2006	40 Years
Livonia, MI	4,110,315	1,200,000	3,441,694	817,589	1,200,000	4,259,283	5,459,283	884,548	2007	40 Years
Barnesville, GA	-	932,500	2,091,514	5,490	932,500	2,097,004	3,029,504	430,292	2007	40 Years
East Lansing, MI	-	240,000	54,531	(18,103)	240,000	36,428	276,428	10,751	2007	40 Years
Plainfield, IN	-	4,549,758	-	-	2,708,415	-	2,708,415	-	2007	40 Years
Macomb Township, MI	3,834,079	2,621,500	3,484,212	799	2,537,222	3,485,011	6,022,233	682,462	2008	40 Years
Shelby Township, MI	3,279,669	2,055,174	2,533,876	44,475	2,058,474	2,578,351	4,636,825	477,264	2008	40 Years
Silver Springs Shores, FL	3,637,014	1,975,000	2,504,112	(5,400)	1,975,000	2,498,712	4,473,712	437,411	2009	40 Years
Brighton, MI	-	1,365,000	2,802,036	5,615	1,365,000	2,807,651	4,172,651	479,562	2009	40 Years
Port St John, FL	-	2,320,860	2,402,641	880	2,320,860	2,403,521	4,724,381	400,572	2009	40 Years
Lowell, MI	-	890,000	1,930,182	10,191	890,000	1,940,373	2,830,373	303,117	2009	40 Years
Southfield, MI	-	1,200,000	125,616	2,063	1,200,000	127,679	1,327,679	19,809	2009	40 Years
Atchison, KS	-	943,750	3,021,672	120,580	823,170	3,142,252	3,965,422	430,551	2010	40 Years
Johnstown, OH	2,384,927	485,000	2,799,502	-	485,000	2,799,502	3,284,502	384,933	2010	40 Years
Lake in the Hills, IL	-	2,135,000	3,328,560	445,000	1,690,000	3,773,560	5,463,560	513,304	2010	40 Years
Concord, NC	-	7,676,305	-	-	7,676,305	-	7,676,305	-	2010	40 Years
Antioch, IL	1,669,449	1,087,884	-	-	1,087,884	-	1,087,884	-	2010	40 Years
St Augustine Shores, FL	-	1,700,000	1,973,929	(4,754)	1,700,000	1,969,175	3,669,175	252,160	2010	40 Years
Atlantic Beach, FL	3,452,182	1,650,000	1,904,357	1,262	1,650,000	1,905,619	3,555,619	246,038	2010	40 Years
Mansfield, CT	2,170,284	700,000	1,902,191	508	700,000	1,902,699	2,602,699	243,782	2010	40 Years
Spring Grove, IL	2,313,000	1,191,199	-	-	1,192,167	-	1,192,167	-	2010	40 Years
Ann Arbor, MI	-	-	3,061,507	(25,932)	2,660,583	3,035,575	5,696,158	397,761	2010	40 Years
Tallahassee, FL	1,628,000	-	1,482,462	-	-	1,482,462	1,482,462	186,849	2010	40 Years
Wilmington, NC	2,186,000	1,500,000	1,348,591	-	1,500,000	1,348,591	2,848,591	162,956	2011	40 Years
Marietta, GA	900,000	575,000	696,297	6,359	575,000	702,656	1,277,656	78,972	2011	40 Years
Baltimore, MD	2,534,000	2,610,430	-	-	2,606,983	-	2,606,983	-	2011	40 Years
Dallas, TX	1,844,000	701,320	778,905	1,042,730	701,320	1,821,635	2,522,955	190,276	2011	40 Years
Chandler, AZ	1,550,203	332,868	793,898	360	332,868	794,258	1,127,126	84,427	2011	40 Years
New Lenox, IL	1,192,464	1,422,488	-	-	1,422,488	-	1,422,488	-	2011	40 Years
Roseville, CA	4,752,000	2,800,000	3,695,455	8,000	2,695,636	3,703,455	6,399,091	401,144	2011	40 Years
Fort Walton Beach, FL	1,768,000	542,200	1,958,790	82,553	542,200	2,041,343	2,583,543	202,040	2011	40 Years
Leawood, KS	3,128,803	989,622	3,003,541	16,197	989,621	3,019,738	4,009,359	301,971	2011	40 Years
Salt Lake City, UT	4,948,724	-	6,810,104	(44,416)	-	6,765,688	6,765,688	712,041	2011	40 Years
Burton, MI	-	80,000	-	-	80,000	-	80,000	-	2011
Macomb Township, MI	1,793,000	1,605,134	-	-	1,605,134	-	1,605,134	-	2012	40 Years
Madison, AL	1,552,000	675,000	1,317,927	-	675,000	1,317,927	1,992,927	131,792	2012	40 Years
Walker, MI	887,000	219,200	1,024,738	-	219,200	1,024,738	1,243,938	96,069	2012	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2015

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which Depreciation in
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
Description	Encumbrance	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Acquisition	Statement is Computed

Portland, OR	-	7,969,403	-	-	7,969,564	-	7,969,564	-	2012	40 Years
Cochran, GA	-	365,714	2,053,726	-	365,714	2,053,726	2,419,440	179,702	2012	40 Years
Baton Rouge, LA	1,073,217	-	1,188,322	-	-	1,188,322	1,188,322	106,454	2012	40 Years
Southfield, MI	1,483,000	1,178,215	-	-	1,178,215	-	1,178,215	-	2012	40 Years
Clifton Heights, PA	3,898,994	2,543,941	3,038,561	(3,105)	2,543,941	3,035,456	5,579,397	262,443	2012	40 Years
Newark, DE	2,492,444	2,117,547	4,777,516	(4,881)	2,117,547	4,772,635	6,890,182	412,697	2012	40 Years
Vineland, NJ	2,188,562	4,102,710	1,501,854	7,986	4,102,710	1,509,840	5,612,550	130,542	2012	40 Years
Fort Mill, SC	-	750,000	1,187,380	-	750,000	1,187,380	1,937,380	101,421	2012	40 Years
Spartanburg, SC	-	250,000	765,714	-	250,000	765,714	1,015,714	64,609	2012	40 Years
Springfield, IL	-	302,520	653,654	-	302,520	653,654	956,174	54,469	2012	40 Years
Jacksonville, NC	-	676,930	1,482,748	-	676,930	1,482,748	2,159,678	123,562	2012	40 Years
Morrow, GA	-	525,000	1,383,489	(99,850)	525,000	1,283,639	1,808,639	104,921	2012	40 Years
Charlotte, NC	-	1,822,900	3,531,275	(572,344)	1,822,900	2,958,931	4,781,831	236,631	2012	40 Years
Lyons, GA	-	121,627	2,155,635	(126,199)	121,627	2,029,436	2,151,063	156,699	2012	40 Years
Fuquay-Varina, NC	-	2,042,225	1,763,768	(255,778)	2,042,225	1,507,990	3,550,215	116,774	2012	40 Years
Minneapolis, MN	-	1,088,015	345,958	206,950	826,635	552,908	1,379,543	42,191	2012	40 Years
Lake Zurich, IL	-	780,974	7,909,277	28,174	780,974	7,937,451	8,718,425	603,547	2012	40 Years
Lebanon, VA	-	300,000	612,582	16,363	300,000	628,945	928,945	53,147	2012	40 Years
Harlingen, TX	-	430,000	1,614,378	12,854	430,000	1,627,232	2,057,232	122,041	2012	40 Years
Wichita, TX	-	340,000	1,530,971	12,855	340,000	1,543,826	1,883,826	115,788	2012	40 Years
Pensacola, FL	-	650,000	1,165,415	12,854	650,000	1,178,269	1,828,269	88,369	2012	40 Years
Pensacola, FL	-	400,000	1,507,583	12,854	400,000	1,520,437	1,920,437	114,034	2012	40 Years
Venice, FL	-	1,300,196	-	-	1,305,088	-	1,305,088	-	2012	40 Years
St. Joseph, MO	-	377,620	7,639,521	-	377,620	7,639,521	8,017,141	557,048	2013	40 Years
Statham, GA	-	191,919	3,851,073	-	191,919	3,851,073	4,042,992	280,806	2013	40 Years
North Las Vegas, NV	-	214,552	717,435	-	214,552	717,435	931,987	51,565	2013	40 Years
Memphis, TN	-	322,520	748,890	-	322,520	748,890	1,071,410	53,050	2013	40 Years
Rancho Cordova, CA	-	3,889,612	3,232,662	282,130	3,889,612	3,514,792	7,404,404	236,349	2013	40 Years
Kissimmee, FL	-	1,453,500	971,683	-	1,453,500	971,683	2,425,183	66,804	2013	40 Years
Pinellas Park, FL	-	2,625,000	874,542	3,966	2,625,000	878,508	3,503,508	56,680	2013	40 Years
Manchester, CT	-	397,800	325,705	-	397,800	325,705	723,505	21,715	2013	40 Years
Rapid City, SD	-	1,017,800	2,348,032	-	1,017,800	2,348,032	3,365,832	154,089	2013	40 Years
Chicago, IL	-	272,222	649,063	2,451	272,222	651,514	923,736	41,982	2013	40 Years
Brooklyn, OH	-	3,643,700	15,079,714	1,553	3,643,700	15,081,267	18,724,967	942,510	2013	40 Years
Madisonville, TX	-	96,680	1,087,642	-	96,680	1,087,642	1,184,322	67,979	2013	40 Years
Baton Rouge, LA	-	271,400	1,086,434	-	271,400	1,086,434	1,357,834	65,638	2013	40 Years
Forest, MS	-	-	1,298,176	-	-	1,298,176	1,298,176	78,433	2013	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2015

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which Depreciation in
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
Description	Encumbrance	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Acquisition	Statement is Computed

Sun Valley, NV	-	308,495	1,373,336	3,992	253,495	1,377,328	1,630,823	80,274	2013	40 Years
Rochester, NY	-	2,500,000	7,398,639	1,103	2,500,000	7,399,742	9,899,742	423,900	2013	40 Years
Allentown, PA	-	2,525,051	7,896,613	-	2,525,051	7,896,613	10,421,664	452,410	2013	40 Years
Casselberry, FL	-	1,804,000	793,101	-	1,804,000	793,101	2,597,101	47,917	2013	40 Years
Berwyn, IL	-	186,791	933,959	5,400	186,792	939,359	1,126,151	48,914	2013	40 Years
Grand Forks, ND	-	1,502,609	2,301,337	1,801,028	1,502,609	4,102,365	5,604,974	214,707	2013	40 Years
Ann Arbor, MI	-	3,000,000	4,595,757	276,163	3,000,000	4,871,920	7,871,920	253,170	2013	40 Years
Joplin, MO	-	1,208,225	1,160,843	-	1,208,225	1,160,843	2,369,068	62,878	2013	40 Years
Red Bay, AL	-	38,981	2,528,437	1,560	38,981	2,529,997	2,568,978	73,777	2014	40 Years
Birmingham, AL	-	230,106	231,313	(297)	230,106	231,016	461,122	6,258	2014	40 Years
Birmingham, AL	-	245,234	251,339	(324)	245,234	251,015	496,249	6,800	2014	40 Years
Birmingham, AL	-	98,271	179,824	-	98,271	179,824	278,095	4,871	2014	40 Years
Birmingham, AL	-	235,641	127,477	(313)	235,641	127,164	362,805	3,445	2014	40 Years
Montgomery, AL	-	325,389	217,850	-	325,389	217,850	543,239	5,901	2014	40 Years
Littleton, CO	5,448,058	819,000	8,756,266	338	819,000	8,756,604	9,575,604	273,642	2014	40 Years
St Petersburg, FL	-	1,225,000	1,025,247	-	1,225,000	1,025,247	2,250,247	44,855	2014	40 Years
St Augustine, FL	-	200,000	1,523,230	-	200,000	1,523,230	1,723,230	47,601	2014	40 Years
East Palatka, FL	-	730,000	575,236	6,411	730,000	581,647	1,311,647	18,136	2014	40 Years
Pensacola, FL	-	136,365	398,773	-	136,365	398,773	535,138	10,800	2014	40 Years
Jacksonville, FL	-	297,066	312,818	10,077	297,066	322,895	619,961	8,049	2014	40 Years
Jacksonville, FL	-	299,312	348,862	12,497	299,312	361,359	660,671	9,005	2014	40 Years
Fort Oglethorpe, GA	-	1,842,240	2,844,126	307	1,842,240	2,844,433	4,686,673	136,290	2014	40 Years
New Lenox, IL	-	2,010,000	6,206,252	(9,795)	2,010,000	6,196,457	8,206,457	189,145	2014	40 Years
Rockford, IL	-	303,395	2,436,873	-	303,395	2,436,873	2,740,268	76,152	2014	40 Years
Indianapolis, IN	-	575,000	1,871,110	-	575,000	1,871,110	2,446,110	81,860	2014	40 Years
Terre Haute, IN	-	103,147	2,477,263	9,241	103,147	2,486,504	2,589,651	62,163	2014	40 Years
Junction City, KS	-	78,271	2,504,294	10,831	78,271	2,515,125	2,593,396	62,878	2014	40 Years
Baton Rouge, LA	-	226,919	347,691	-	226,919	347,691	574,610	9,416	2014	40 Years
Lincoln Park, MI	-	543,303	1,408,544	-	543,303	1,408,544	1,951,847	61,623	2014	40 Years
Novi, MI	-	1,803,857	1,488,505	22,490	1,803,857	1,510,995	3,314,852	37,740	2014	40 Years
Bloomfield Hills, MI	-	1,340,000	2,003,406	338,232	1,340,000	2,341,638	3,681,638	65,507	2014	40 Years
Moorehead, MN	-	511,645	870,732	8,369	511,645	879,101	1,390,746	25,592	2014	40 Years
Fergus Falls, MN	-	405,617	561,332	100,344	405,617	661,676	1,067,293	19,265	2014	40 Years
Fergus Falls, MN	-	327,247	655,973	(89,330)	327,247	566,643	893,890	16,497	2014	40 Years
Park Rapids, MN	-	413,151	706,884	5,925	413,151	712,809	1,125,960	20,755	2014	40 Years
Jackson, MS	-	256,789	172,184	-	256,789	172,184	428,973	4,663	2014	40 Years
Belton, MO	-	714,775	7,173,999	-	714,775	7,173,999	7,888,774	179,349	2014	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2015

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which Depreciation in
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
Description	Encumbrance	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Acquisition	Statement is Computed

Great Falls, MT	-	945,765	753,222	12,712	945,765	765,934	1,711,699	19,138	2014	40 Years
Irvington, NJ	-	315,000	1,313,025	-	315,000	1,313,025	1,628,025	57,443	2014	40 Years
East Grand Forks, ND	-	313,454	914,676	7,085	313,454	921,761	1,235,215	26,843	2014	40 Years
Fargo, ND	-	513,505	1,201,532	(611,494)	513,505	590,038	1,103,543	17,688	2014	40 Years
Fargo, ND	-	629,484	707,799	505,065	629,484	1,212,864	1,842,348	35,309	2014	40 Years
Jamestown, ND	-	234,545	1,158,486	8,499	234,545	1,166,985	1,401,530	33,988	2014	40 Years
Grand Forks, ND	-	540,658	813,776	7,714	540,658	821,490	1,362,148	23,916	2014	40 Years
Grand Forks, ND	-	762,471	554,595	7,555	762,471	562,150	1,324,621	16,352	2014	40 Years
Grand Forks, ND	-	529,087	676,026	6,925	529,087	682,951	1,212,038	19,879	2014	40 Years
Toledo, OH	-	500,000	1,372,363	(12)	500,000	1,372,351	1,872,351	60,040	2014	40 Years
Toledo, OH	-	155,250	762,500	-	155,250	762,500	917,750	27,005	2014	40 Years
Toledo, OH	-	213,750	754,675	-	213,750	754,675	968,425	26,728	2014	40 Years
Toledo, OH	-	168,750	785,000	16,477	168,750	801,477	970,227	28,215	2014	40 Years
Port Clinton, OH	-	75,000	721,100	-	75,000	721,100	796,100	25,540	2014	40 Years
Mansfield, OH	-	306,000	725,600	-	306,000	725,600	1,031,600	25,698	2014	40 Years
Orville, OH	-	344,250	716,600	-	344,250	716,600	1,060,850	25,379	2014	40 Years
Akron, OH	-	427,750	715,700	-	427,750	715,700	1,143,450	25,348	2014	40 Years
Akron, OH	-	696,000	845,000	-	696,000	845,000	1,541,000	29,927	2014	40 Years
Hubbard, OH	-	204,000	726,500	-	204,000	726,500	930,500	25,731	2014	40 Years
Youngstown, OH	-	285,000	745,700	-	285,000	745,700	1,030,700	26,411	2014	40 Years
Calcutta, OH	-	208,050	758,750	-	208,050	758,750	966,800	26,873	2014	40 Years
Columbus, OH	-	-	1,136,250	-	-	1,136,250	1,136,250	37,876	2014	40 Years
Tulsa, OK	-	459,148	640,550	(16,477)	459,148	624,073	1,083,221	28,946	2014	40 Years
Ligonier, PA	-	330,000	5,021,849	500	330,000	5,022,349	5,352,349	177,870	2014	40 Years
Clarion, PA	-	121,200	771,500	-	121,200	771,500	892,700	27,325	2014	40 Years
Mercer, PA	-	121,200	770,000	-	121,200	770,000	891,200	27,272	2014	40 Years
Limerick, PA	-	369,000	-	-	369,000	-	369,000	-	2014	40 Years
Harrisburg, PA	-	124,757	1,446,773	11,175	124,757	1,457,948	1,582,705	36,367	2014	40 Years
Anderson, SC	-	781,200	4,441,535	-	781,200	4,441,535	5,222,735	212,824	2014	40 Years
Easley, SC	-	332,275	268,612	-	332,275	268,612	600,887	7,275	2014	40 Years
Spartanburg, SC	-	141,307	446,706	-	141,307	446,706	588,013	12,099	2014	40 Years
Spartanburg, SC	-	94,770	261,640	-	94,770	261,640	356,410	7,086	2014	40 Years
Columbia, SC	-	303,932	1,221,964	9,245	303,932	1,231,209	1,535,141	33,326	2014	40 Years
Alcoa, TN	-	329,074	270,719	-	329,074	270,719	599,793	7,332	2014	40 Years
Knoxville, TN	-	214,077	286,037	-	214,077	286,037	500,114	7,747	2014	40 Years
Red Bank, TN	-	229,100	302,146	-	229,100	302,146	531,246	8,182	2014	40 Years
New Tazewell, TN	-	91,006	328,561	4,346	91,006	332,907	423,913	8,315	2014	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2015

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which Depreciation in
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
Description	Encumbrance	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Acquisition	Statement is Computed

Maryville, TN	-	94,682	1,529,621	16,317	94,682	1,545,938	1,640,620	38,624	2014	40 Years
Morristown, TN	-	46,404	801,506	4,990	46,404	806,496	852,900	20,154	2014	40 Years
Clinton, TN	-	69,625	1,177,927	11,564	69,625	1,189,491	1,259,116	29,726	2014	40 Years
Knoxville, TN	-	160,057	2,265,025	8,527	160,057	2,273,552	2,433,609	56,816	2014	40 Years
Sweetwater, TN	-	79,100	1,009,290	6,740	79,100	1,016,030	1,095,130	25,389	2014	40 Years
McKinney, TX	-	2,671,020	6,785,815	-	2,671,020	6,785,815	9,456,835	254,468	2014	40 Years
Forest Va	-	282,600	956,027	-	282,600	956,027	1,238,627	35,850	2014	40 Years
Colonial Heights, VA	-	547,692	1,059,557	(5,963)	547,692	1,053,594	1,601,286	28,538	2014	40 Years
Chester, VA	-	300,583	794,417	(3,777)	300,583	790,640	1,091,223	21,415	2014	40 Years
Midlothian, VA	-	232,337	802,602	(3,839)	232,337	798,763	1,031,100	21,635	2014	40 Years
Ashland, VA	-	426,396	965,925	(5,050)	426,396	960,875	1,387,271	26,026	2014	40 Years
Mecanicsville, VA	-	219,496	906,590	(4,225)	219,496	902,365	1,121,861	24,441	2014	40 Years
Glen Allen, VA	-	590,101	1,129,495	(6,867)	590,101	1,122,628	1,712,729	30,408	2014	40 Years
Burlington, WA	-	610,000	3,647,279	(285)	610,000	3,646,994	4,256,994	100,044	2014	40 Years
Wausau, WI	-	909,092	1,405,899	-	909,092	1,405,899	2,314,991	52,721	2014	40 Years
Foley AL	-	305,332	506,203	-	305,332	506,203	811,535	13,583	2015	40 Years
Sulligent, AL	-	58,803	1,085,906	-	58,803	1,085,906	1,144,709	22,557	2015	40 Years
Eutaw, AL	-	103,746	1,212,006	-	103,746	1,212,006	1,315,752	25,180	2015	40 Years
Tallassee, AL	-	154,437	850,448	-	154,437	850,448	1,004,885	14,174	2015	40 Years
Orange Park, AL	-	649,652	1,775,000	-	649,652	1,775,000	2,424,652	14,792	2015	40 Years
Aurora, CO	-	976,865	1,999,651	-	976,865	1,999,651	2,976,516	4,166	2015	40 Years
Pace, FL	-	37,860	524,400	-	37,860	524,400	562,260	11,917	2015	40 Years
Pensacola, FL	-	309,607	775,084	-	309,607	775,084	1,084,691	17,572	2015	40 Years
Orange Park, FL	-	281,853	354,876	-	281,853	354,876	636,729	7,363	2015	40 Years
Jacksonville Beach, FL	-	623,031	370,612	-	623,031	370,612	993,643	6,906	2015	40 Years
Freeport, FL	-	312,615	1,277,386	-	312,615	1,277,386	1,590,002	15,967	2015	40 Years
Glenwood, GA	-	29,489	1,027,370	-	29,489	1,027,370	1,056,859	19,218	2015	40 Years
Albany, GA	-	47,955	641,123	-	47,955	641,123	689,078	11,940	2015	40 Years
Belvidere, IL	-	184,136	644,492	-	184,136	644,492	828,628	11,971	2015	40 Years
Springfield, IL	-	680,045	2,870,606	-	680,045	2,870,606	3,550,651	47,843	2015	40 Years
Peru, IL	-	380,254	2,125,498	-	380,254	2,125,498	2,505,752	13,284	2015	40 Years
Davenport, IA	-	776,366	6,623,542	-	776,366	6,623,542	7,399,908	82,794	2015	40 Years
Le Mars, IA	-	53,198	613,534	-	53,198	613,534	666,732	7,669	2015	40 Years
Buffalo Center, IA	-	159,353	700,460	-	159,353	700,460	859,813	7,296	2015	40 Years
Sheffield, IA	-	131,794	729,543	-	131,794	729,543	861,337	7,599	2015	40 Years
Topeka, KS	-	1,853,601	12,427,839	-	1,853,601	12,427,839	14,281,440	258,328	2015	40 Years
Lenexa, KS	-	303,175	2,186,864	-	303,175	2,186,864	2,490,040	-	2015	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2015

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which Depreciation in
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
Description	Encumbrance	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Acquisition	Statement is Computed

Tompkinsville , KY	-	70,252	1,132,033	-	70,252	1,132,033	1,202,285	23,514	2015	40 Years
Hazard, KY	-	8,392,841	13,731,648	-	8,392,841	13,731,648	22,124,489	-	2015	40 Years
DeQuincy, LA	-	114,407	1,881,056	-	114,407	1,881,056	1,995,463	39,085	2015	40 Years
Portland, MA	-	-	3,831,860	-	-	3,831,860	3,831,860	47,898	2016	41 Years
Flint, MI	-	120,078	2,561,015	-	120,078	2,561,015	2,681,093	-	2015	40 Years
Hutchinson, MN	-	67,914	720,799	-	67,914	720,799	788,713	7,508	2015	40 Years
Lowry City, MO	-	103,202	614,065	-	103,202	614,065	717,267	7,676	2015	40 Years
Branson, MO	-	564,066	940,585	-	564,066	940,585	1,504,651	3,919	2015	40 Years
Branson, MO	-	721,135	717,081	-	721,135	717,081	1,438,215	2,988	2015	40 Years
Enfield, NH	-	93,628	1,295,320	-	93,628	1,295,320	1,388,948	29,574	2015	40 Years
Stanley, ND	-	341,597	3,611,702	-	341,597	3,611,702	3,953,298	-	2015	40 Years
Marietta, OH	-	319,157	1,225,026	-	319,157	1,225,026	1,544,183	22,911	2015	40 Years
Lorain, OH	-	293,831	1,044,956	-	293,831	1,044,956	1,338,787	17,416	2015	40 Years
Franklin, OH	-	264,153	1,191,777	-	264,153	1,191,777	1,455,931	17,380	2015	40 Years
Elyria, OH	-	82,023	910,404	-	82,023	910,404	992,426	11,380	2015	40 Years
Elyria, OH	-	126,641	695,072	-	126,641	695,072	821,713	8,688	2015	40 Years
Bedford Heights, OH	-	226,920	959,528	-	226,920	959,528	1,186,449	9,995	2015	40 Years
Newburgh Heights, OH	-	224,040	959,099	-	224,040	959,099	1,183,139	9,991	2015	40 Years
Warrensville Heights, OH	-	186,209	920,496	-	186,209	920,496	1,106,705	9,589	2015	40 Years
Heath, OH	-	325,381	757,994	-	325,381	757,994	1,083,375	3,158	2015	40 Years
Lima, OH	-	335,386	592,154	-	335,386	592,154	927,541	-	2015	40 Years
Elk City, OK	-	45,212	1,242,220	-	45,212	1,242,220	1,287,432	18,115	2015	40 Years
Salem, OR	-	1,450,000	2,951,167	-	1,450,000	2,951,167	4,401,167	-	2015	40 Years
Westfield, PA	-	47,346	1,117,723	-	47,346	1,117,723	1,165,069	25,514	2015	40 Years
Bloomsburg, PA	-	152,645	1,091,115	-	152,645	1,091,115	1,243,760	15,913	2015	40 Years
Altoona, PA	-	555,903	9,489,791	-	555,903	9,489,791	10,045,694	59,311	2015	40 Years
Grindstone, PA	-	288,246	500,379	-	288,246	500,379	788,625	-	2015	40 Years
Blythewood, SC	-	475,393	878,586	-	475,393	878,586	1,353,979	17,316	2015	40 Years
Columbia, SC	-	249,900	809,935	-	249,900	809,935	1,059,835	15,087	2015	40 Years
Liberty, SC	-	27,929	1,222,856	-	27,929	1,222,856	1,250,785	22,840	2015	40 Years
Blacksburg, SC	-	27,547	1,468,101	-	27,547	1,468,101	1,495,647	24,469	2015	40 Years
Easley, SC	-	51,325	1,187,506	-	51,325	1,187,506	1,238,831	17,318	2015	40 Years
Fountain Inn, SC	-	107,633	1,076,633	-	107,633	1,076,633	1,184,265	15,701	2015	40 Years
Walterboro, SC	-	21,414	1,156,820	-	21,414	1,156,820	1,178,234	16,870	2015	40 Years
Jackson, TN	-	277,000	495,103	-	277,000	495,103	772,104	-	2015	40 Years
Arlington, TX	-	494,755	710,416	-	494,755	710,416	1,205,171	15,987	2015	40 Years
Sweetwater, TX	-	626,578	652,127	-	626,578	652,127	1,278,705	14,944	2015	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2015

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which Depreciation in
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
Description	Encumbrance	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Acquisition	Statement is Computed

Fort Worth, TX	-	2,999,944	6,198,198	-	2,999,944	6,198,198	9,198,142	103,304	2015	40 Years
Brenham, TX	-	355,486	17,280,895	-	355,486	17,280,895	17,636,381	288,015	2015	40 Years
Corpus Christi, TX	-	316,916	2,140,056	-	316,916	2,140,056	2,456,972	17,834	2015	40 Years
Harlingen, TX	-	126,102	869,779	-	126,102	869,779	995,881	7,248	2015	40 Years
Midland, TX	-	194,174	5,005,720	-	194,174	5,005,720	5,199,894	31,286	2015	40 Years
Rockwall, TX	-	578,225	1,768,930	-	578,225	1,768,930	2,347,155	-	2015	40 Years
Bluefield, VA	-	88,431	1,161,840	-	88,431	1,161,840	1,250,271	21,740	2015	40 Years
Princeton, WV	-	111,653	1,029,090	-	111,653	1,029,090	1,140,743	19,233	2015	40 Years
Beckley, WV	-	162,024	991,653	-	162,024	991,653	1,153,677	18,543	2015	40 Years
Martinsburg, WV	-	620,892	943,163	-	620,892	943,163	1,564,055	-	2015	40 Years
Grand Chute, WI	-	2,766,417	7,084,942	-	2,766,417	7,084,942	9,851,359	132,650	2015	40 Years
New Richmond, WI	-	71,969	648,850	-	71,969	648,850	720,820	8,111	2015	40 Years
Ashland, WI	-	142,287	684,545	-	142,287	684,545	826,833	7,131	2015	40 Years
Baraboo, WI	-	142,563	653,176	-	142,563	653,176	795,739	6,804	2015	40 Years
Mauston, WI	-	289,882	3,302,490	-	289,882	3,302,490	3,592,372	13,760	2015	40 Years
Subtotal	101,584,368	228,678,221	512,469,886	14,442,112	225,273,640	526,911,997	752,185,637	56,401,423

Property Under Development
Various	-	-	3,663,301	-	-	3,663,301	3,663,301	-	N/A	N/A
Sub Total	-	-	3,663,301	-	-	3,663,301	3,663,301	-

Total	$101,584,368	$228,678,221	$516,133,187	$14,442,112	$225,273,640	$530,575,298	$755,848,938	$56,401,423

Agree Realty Corporation
Notes to Schedule III	December 31, 2015

1. Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2013 to December 31, 2015.

	2015	2014	2013

Balance at January 1	$589,147,012	$476,168,824	$398,811,830
Construction and acquisition cost	196,672,924	143,365,974	82,692,554
Impairment charge	-	(3,020,000)	(450,000)
Disposition of real estate	(29,970,998)	(27,367,786)	(4,885,560)

Balance at December 31	$755,848,938	$589,147,012	$476,168,824

2. Reconciliation of Accumulated Depreciation

The following table reconciles the Real Estate Properties from January 1, 2013 to December 31, 2015.

	2015	2014	2013

Balance at January 1	$59,089,851	$65,436,739	$58,856,688
Current year depreciation expense	11,464,695	8,361,698	6,930,145
Disposition of real estate	(14,153,123)	(14,708,586)	(350,094)

Balance at December 31	$56,401,423	$59,089,851	$65,436,739

3. Tax Basis of Building and Improvements

The aggregate cost of Building and Improvements for federal income tax purposes is approximately

$23,420,000 less than the cost basis used for financial statement purposes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGREE REALTY CORPORATION

By:	/s/ Joel N. Agree	Date: March 11, 2016
Joel N. Agree
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Agree Realty Corporation, hereby severally constitute Richard Agree, Joel N. Agree and Matthew M. Partridge, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Agree Realty Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of March 2016.

By:	/s/ Richard Agree	Date: March 11, 2016
Richard Agree
Executive Chairman of the Board of Directors

By:	/s/ Joel N. Agree	Date: March 11, 2016
Joel N. Agree
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Matthew M. Partridge	Date: March 11, 2016
Matthew M. Partridge
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

By:	/s/ Farris G. Kalil	Date: March 11, 2016
Farris G. Kalil
Director

By:	/s/ John Rakolta	Date: March 11, 2016
John Rakolta Jr.
Director

By:	/s/ Jerome Rossi	Date: March 11, 2016
Jerome Rossi
Director

By:	/s/ William S. Rubenfaer	Date: March 11, 2016
William S. Rubenfaer
Director

By:	/s/ Leon M. Schurgin	Date: March 11, 2016
Leon M. Schurgin
Director

By:	/s/ Gene Silverman	Date: March 11, 2016
Gene Silverman
Director

37