Form 10-Q
period 2016-03-31
AGREE REALTY CORP
filed 2016-04-27
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016, or

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

Yes       ☐          No            ☒

As of April 27, 2016, the Registrant had 20,762,843 shares of common stock, $0.0001 par value, outstanding.

AGREE REALTY CORPORATION

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	March 31,	December 31,
	2016	2015
	(Unaudited)

ASSETS
Real Estate Investments
Land	$236,700,064	$225,273,640
Buildings	553,441,081	526,911,997
Less accumulated depreciation	(59,763,907)	(56,401,423)
	730,377,238	695,784,214
Property under development	3,575,090	3,663,301
Net Real Estate Investments	733,952,328	699,447,515

Cash and Cash Equivalents	3,711,373	2,711,588

Accounts Receivable - Tenants, net of allowance of
$35,000 for possible losses at March 31, 2016 and December 31, 2015	7,807,164	7,418,327

Unamortized Deferred Expenses
Credit facility finance costs, net of accumulated amortization of $1,584,175 and $1,531,671 at March 31, 2016 and December 31, 2015, respectively	490,284	505,687

Leasing costs, net of accumulated amortization of $575,448 and $553,502 at March 31, 2016 and December 31, 2015, respectively	682,046	664,565

Lease intangibles, net of accumulated amortization of $12,263,284 and $10,577,794 at March 31, 2016 and December 31, 2015, respectively	76,650,860	76,552,316

Other Assets	2,259,255	2,569,659

Total Assets	$825,553,310	$789,869,657

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)

LIABILITIES
Mortgage Notes Payable, net	$91,124,627	$100,358,717

Unsecured Term Loans, net	99,420,702	99,156,151

Senior Unsecured Notes, net	99,176,580	99,389,620

Unsecured Revolving Credit Facility	60,000,000	18,000,000

Dividends and Distributions Payable	9,812,376	9,757,988

Deferred Revenue	424,798	540,643

Accrued Interest Payable	1,977,551	962,825

Accounts Payable and Accrued Expense
Capital expenditures	27,952	122,496
Operating	6,252,263	3,926,962

Interest Rate Swaps	6,138,222	3,301,108

Deferred Income Taxes	705,000	705,000

Tenant Deposits	38,608	28,608

Total Liabilities	375,098,679	336,250,118

STOCKHOLDERS' EQUITY
Common stock, $.0001 par value, 28,000,000 shares authorized, 20,754,264 and 20,637,301 shares issued and outstanding, respectively	2,075	2,064
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized
Series A junior participating preferred stock, $.0001 par value, 200,000 authorized, no shares issued and outstanding	-	-
Additional paid-in-capital	484,511,186	482,514,380
Dividends in excess of net income	(30,452,339)	(28,262,441)
Accumulated other comprehensive loss	(6,017,490)	(3,130,376)

Total Stockholders' Equity - Agree Realty Corporation	448,043,432	451,123,627
Non-controlling interest	2,411,199	2,495,912
Total Stockholders' Equity	450,454,631	453,619,539

Total Liabilities and Stockholders' Equity	$825,553,310	$789,869,657

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenues
Minimum rents	$18,491,035	$14,554,011
Percentage rents	183,345	9,811
Operating cost reimbursement	1,589,060	1,178,025
Other income	(39,582)	1,209
Total Revenues	20,223,858	15,743,056

Operating Expenses
Real estate taxes	1,122,664	762,923
Property operating expenses	573,026	571,390
Land lease payments	163,276	131,863
General and administrative	2,045,026	1,667,600
Depreciation and amortization	5,085,250	3,553,581
Total Operating Expenses	8,989,242	6,687,357

Income from Operations	11,234,616	9,055,699

Other (Expense) Income
Interest expense, net	(3,648,291)	(2,460,755)
Gain on sale of assets	-	79,104
Loss on debt extinguishment	-	(179,867)

Net Income	7,586,325	6,494,181

Less Net Income Attributable to Non-Controlling Interest	125,492	125,816

Net Income Attributable to Agree Realty Corporation	$7,460,833	$6,368,365

Net Income Per Share Attributable to Agree Corporation
Basic	$0.37	$0.37
Diluted	$0.36	$0.37

Other Comprehensive Income
Net income	$7,586,325	$6,494,181
Other Comprehensive Loss	(2,935,676)	(2,011,828)
Total Comprehensive Income	4,650,649	4,482,353
Comprehensive Income Attributable to Non-Controlling Interest	(76,931)	(86,832)

Comprehensive Income Attributable to Agree Realty Corporation	$4,573,718	$4,395,521

Weighted Average Number of Common Shares Outstanding - Basic	20,438,729	17,369,832

Weighted Average Number of Common Shares Outstanding - Diluted:	20,480,140	17,416,359

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2015	20,637,301	$2,064	$482,514,380	$(28,262,441)	$(3,130,376)	$2,495,912	$453,619,539
Issuance of common stock, net of issuance costs	53,886	5	1,991,829	-	-	-	1,991,834
Repurchase of common shares	(20,381)	(2)	(703,053)				(703,055)
Issuance of restricted stock under the Omnibus Incentive Plan	83,458	8	-	-	-	-	8
Forfeiture of restricted stock	-	-	-	-	-	-	-
Vesting of restricted stock	-	-	708,030	-	-	-	708,030
Dividends and distributions declared for the period	-	-	-	(9,650,731)	-	(161,643)	(9,812,374)
Other comprehensive income (loss) - change in fair value of interest rate swaps	-	-	-	-	(2,887,114)	(48,562)	(2,935,676)
Net income	-	-	-	7,460,833	-	125,492	7,586,325
Balance, March 31, 2016	20,754,264	$2,075	$484,511,186	$(30,452,339)	$(6,017,490)	$2,411,199	$450,454,631

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities
Net income	$7,586,325	$6,494,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,377,814	2,571,170
Amortization	1,707,436	1,091,833
Amortization from financing and credit facility costs	170,105	58,779
Stock-based compensation	708,030	523,955
Loss on extinguishment of debt	-	179,867
(Gain) loss on sale of assets	-	(79,104)
(Increase) decrease in accounts receivable	(388,837)	(415,399)
(Increase) decrease in other assets	262,383	(826,915)
Increase (decrease) in accounts payable	2,202,807	(236,711)
Increase (decrease) in deferred revenue	(115,845)	(115,845)
Increase (decrease) in accrued interest	1,014,726	(89,380)
Increase (decrease) in tenant deposits	10,000	-
Net Cash Provided by Operating Activities	16,534,944	9,156,431

Cash Flows from Investing Activities
Acquisition of real estate investments	(33,486,435)	(60,262,740)
Development of real estate investments and other
(including capitalized interest of $7,269 in 2016 and $1,001 in 2015)	(6,202,814)	(272,324)
Payment of leasing costs	(39,428)	-
Net proceeds from sale of assets	-	975,636
Net Cash Used In Investing Activities	(39,728,677)	(59,559,428)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	1,991,840	(94,633)
Repurchase of common shares	(703,053)	-
Unsecured revolving credit facility borrowings	42,000,000	64,500,000
Payments of mortgage notes payable	(9,300,179)	(3,082,805)
Dividends paid	(9,596,345)	(7,892,976)
Limited partners' distributions paid	(161,643)	(156,429)
Debt extinguishment costs	-	(150,084)
Repayments of payables for capital expenditures	-	(200,300)
Payments for financing costs	(37,102)	-
Net Cash Provided by Financing Activities	24,193,518	52,922,773

Net Increase (Decrease) in Cash and Cash Equivalents	999,785	2,519,776
Cash and Cash Equivalents, beginning of period	2,711,588	5,399,458
Cash and Cash Equivalents, end of period	$3,711,373	$7,919,234

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$2,484,494	$2,367,949

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued under equity incentive plans	$3,059,018	$2,463,751
Dividends and limited partners' distributions declared and unpaid	$9,812,376	$8,077,605
Real estate investment financed with accounts payable	$27,952	$24,452

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

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

Our assets are held by, and all of our operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which we are the sole general partner and in which we held a 98.4% interest as of March 31, 2016. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the “Company,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2016 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three months ended March 31, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016. Amounts as of December 31, 2015 included in the consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2015.

The unaudited consolidated financial statements include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America GAAP requires management to make estimates and assumptions that affect the reported amounts of (1) assets and liabilities at the date of the financial statements and (2) revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain reclassifications or prior period amounts have been made in the consolidated financial statements and footnotes in order to conform to the current presentation. As a result of the adoption of ASU 2015-03, unamortized debt issuance cost is presented as a direct deduction from the carrying amount of the debt liability; in previously filed reports the unamortized debt issuance cost was classified on the Balance Sheets as an Unamortized Deferred Expense.

Segment Reporting

We are in the business of acquiring, developing and managing retail real estate which we consider one reporting segment. The Company has no other reporting segments.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We had $2.7 million and $1.7 million as of March 31, 2016 and December 31, 2015, respectively, in excess of the FDIC insured limit.

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

Sales Tax

The Company collects various taxes from tenants and remits these amounts, on a net basis, to the applicable taxing authorities.

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

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

The following schedule summarizes the Company’s amortization of deferred expenses for the three months ended March 31, 2016 and 2015, respectively:

	March 31, 2016	March 31, 2015

Credit Facility Financing Costs	$52,505	$58,779
Leasing Costs	21,946	29,347
Lease Intangibles	1,685,490	953,061
Total	$1,759,941	$1,041,187

The following schedule represents estimated future amortization of deferred expenses as of March 31, 2016:

Year Ending December 31,	2016
	(remaining)	2017	2018	2019	2020	Thereafter	Total

Credit Facility Financing Costs	$157,515	$210,018	$122,751	$-	$-	$-	$490,284
Leasing Costs	65,839	87,125	84,789	82,662	62,452	299,179	682,046
Lease Intangibles	5,093,241	6,725,885	6,315,847	6,055,325	5,920,094	46,540,468	76,650,860
Total	$5,316,595	$7,023,028	$6,523,387	$6,137,987	$5,982,546	$46,839,647	$77,823,190

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended
	March 31, 2016	March 31, 2015

Weighted average number of common shares outstanding	20,666,806	17,595,227
Less: Unvested restricted stock	(228,077)	(225,395)
Weighted average number of common shares outstanding used in basic earnings per share	20,438,729	17,369,832

Weighted average number of common shares outstanding used in basic earnings per share	20,438,729	17,369,832
Effect of dilutive securities: restricted stock	41,411	46,527
Weighted average number of common shares outstanding used in diluted earnings per share	20,480,140	17,416,359

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

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

The Company has established taxable REIT subsidiaries (“TRS”) pursuant to the provisions of the Internal Revenue Code. The Company’s TRS entities are able to engage in activities resulting in income that would be non-qualifying income for a REIT. As a result, certain activities of the Company which occur within its TRS entities are subject to federal and state income taxes. As of March 31, 2016 and December 31, 2015, the Company had accrued a deferred income tax amount of $705,000. In addition, the Company recognized income tax expense of $0 and $3,317 for the three months ended March 31, 2016 and 2015, respectively.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board issued ASU No. 2016-09 “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to impact net income, earnings per share, and the statement of cash flows. ASU No. 2016-09 is effective for annual reporting periods (including interim periods with those periods) beginning after December 15, 2016. Early adoption is permitted. We are still in the process of determining the impact that the implementation of ASU 2016-09 will have on the Company’s financial statements.

In March 2016, the Financial Accounting Standards Board issued ASU No. 2016-05 “Derivatives and Hedging (Topic 815):  “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”.  ASU 2016-05 addresses the impact on hedge accounting due to a change in a counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815.  The amendments in this Update apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815.  The amendments in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18) continue to be met.  For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  We have reviewed ASU 2016-05 in the context of our hedge accounting and determined that it has no impact.

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02 “Leases.” The new standard creates Topic 842, Leases, in FASB Accounting Standards Codification (FASB ASC) and supersedes FASB ASC 840, Leases. ASU 2016-02 requires a lessee to recognize the assets and liabilities that arise from leases (operating and finance). However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The main difference between the existing guidance on accounting for leases and the new standard is that operating leases will now be recorded in the statement of financial position as assets and liabilities. Current U.S. GAAP requires only capital (finance) leases to be recognized in the statement of financial position and amounts related to operating leases largely are reflected in the financial statements as rent expense on the income statement and in disclosures to the financial statements. ASU No. 2016-02 is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018. Early adoption is permitted. We are still in the process of determining the impact that the implementation of ASU 2016-02 will have on the Company’s financial statements.

In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The objective of ASU 2015-03 is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify presentation of debt issuance costs, the amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. ASU No. 2015-03 is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the new guidance and determined the resulting impact on the statements was a reclassification of certain deferred financing costs from other assets to notes payable.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606). ASU No. 2014-09 was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update’s core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies are to use a five-step contract review model to ensure revenue is recognized, measured and disclosed in accordance with this principle. ASU 2014-09 was to be effective for fiscal years and interim periods beginning after December 15, 2016. In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 for one year. As a result, ASU No. 2014-09 is now effective for fiscal years and interim periods beginning after December 15, 2017. In March 2016, the Financial Accounting Standards Board issued ASU No. 2016-08 “Revenue from Contracts with Customers: Principal versus Agent Considerations”. The amendments in this Update do not change the core principle of the guidance in Topic 606. The amendments clarify the implementation guidance on principal versus agent considerations. The amendments in this update will be applied retrospectively either to each prior reporting period presented or to disclose the cumulative effect recognized at the date of initial application. We are still in the process of determining the impact that the implementation of ASU 2014-09 will have on the Company’s financial statements.

Note 3 – Real Estate Investments

Real Estate Portfolio

The Company’s real estate investments consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Number of Properties	291	278
Gross Leasable Area	5,443,000	5,207,000

Land	$236,700,064	$225,273,640
Buildings	553,441,081	526,911,997
Property under Development	3,575,090	3,663,301
Gross Real Estate Investments	$793,716,235	$755,848,938

Less Accumulated Depreciation	$(59,763,907)	$(56,401,423)
Net Real Estate Investments	$733,952,328	$699,447,515

Lease Intangibles

The following table details lease intangibles, net of accumulated amortization, as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Intangible Lease Asset - In-Place Leases	$49,268,003	$47,051,639
Less: Accumulated Amortization	(8,149,993)	(7,239,191)
Intangible Lease Asset - Above-Market Leases	63,605,600	61,241,046
Less: Accumulated Amortization	(8,678,391)	(7,367,216)
Intangible Lease Liability - Below-Market Leases	(23,959,459)	(21,162,576)
Less: Accumulated Amortization	4,565,100	4,028,614
Lease Intangible Asset, net	$76,650,860	$76,552,316

Investments

During the three months ended March 31, 2016, the Company purchased 12 retail net lease assets for approximately $33.3 million, including acquisition and closing costs. These properties are located in nine states and are leased to 13 different tenants operating in nine diverse retail sectors for a weighted average lease term of approximately 6.9 years. The underwritten weighted average capitalization rate on the Company’s acquisitions was approximately 7.9%.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

The aggregate first quarter 2016 acquisitions were allocated $10.4 million to land, $21.1 million to buildings and improvements, and $1.8 million to lease intangibles. The acquisitions were all cash purchases and there was no contingent consideration associated with these acquisitions.

None of the Company’s acquisitions during the first three months of 2016 caused any new or existing tenant to comprise 10% or more of its total assets or generate 10% or more of its total annualized base rent at March 31, 2016.

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

Note 4 – Debt

In April 2015, FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the gross carrying amount of that debt liability, consistent with debt discounts. We adopted ASU 2015-03 effective as of the three months ended March 31, 2016 and appropriately retrospectively applied the guidance to our Mortgage Notes Payable, Unsecured Term Loans and Senior Unsecured Notes for all periods presented. Unamortized debt issuance costs of approximately $2.6 million and $2.7 million are now included as of March 31, 2016 and December 31, 2015, respectively (previously included in Unamortized Deferred Expenses on our Consolidated Balance Sheets.)

As of March 31, 2016, the Company had total gross indebtedness of $352.3 million including (i) $92.3 million of mortgage notes payable; (ii) $100.0 million of unsecured term loans; (iii) $100.0 million of senior unsecured notes; and (iv) $60.0 million of borrowings under its Credit Facility.

Mortgage Notes Payable

As of March 31, 2016, the Company had total gross mortgage indebtedness of $92.3 million which was collateralized by related real estate with an aggregate net book value of $118.1 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.85%.

In March 2016, the Company prepaid a mortgage note payable with an outstanding balance of $8.6 million. The fully-amortizing loan carried a 6.56% interest rate and the final monthly payment was due in June 2016.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Mortgages payable consisted of the following:

	(Unaudited)
	March 31, 2016	December 31, 2015

Note payable in monthly installments of interest only at 6.56% annum, with a balloon payment in the amount of $8,580,000 paid on March 11, 2016; collateralized by related real estate and tenants’ leases	$-	$8,580,000

Note payable in monthly principal installments of $56,380 plus interest at 170 basis points over LIBOR, swapped to a fixed rate of 3.62% as of December 31, 2015. A final balloon payment in the amount of $19,744,758 is due on May 14, 2017 unless extended for a two year period at the option of the Company, subject to certain conditions, collateralized by related real estate and tenants’ leases	20,571,698	20,740,838

Note payable in monthly installments of interest only at LIBOR plus 160 basis points, swapped to a fixed rate of 2.49% with balloon payment due April 4, 2018; collateralized by related real estate and tenants' leases	25,000,000	25,000,000

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	6,202,425	6,552,907

Note payable in monthly installments of $23,004 including interest at 6.24% per annum, with a balloon payment of $2,766,628 due February 2020; collateralized by related real estate and tenant lease	3,109,049	3,128,803

Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 1, 2023; collateralized by related real estate and tenants' leases	23,640,000	23,640,000

Note payable in monthly installments of $35,673 including interest at 5.01% per annum, with a balloon payment of $4,034,627 due September 2023; collateralized by related real estate and tenant lease	5,409,882	5,448,058

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	8,351,135	8,493,762

Total Principal	92,284,189	101,584,368
Unamortized debt issuance costs	(1,159,562)	(1,225,651)
Total	$91,124,627	$100,358,717

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Debt Maturities

The following table presents scheduled principal payments related to our debt as of March 31, 2016:

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2016	$2,233,856	$-	$2,233,856
2017 (1)	2,710,697	19,744,758	22,455,455
2018 (2)	2,575,654	85,000,000	87,575,654
2019	2,750,823	-	2,750,823
2020	1,100,218	37,766,951	38,867,169
Thereafter	9,761,232	188,640,000	198,401,232
Total	$21,132,480	$331,151,709	$352,284,189

(1)	The balloon payment is related to a mortgage note that matures in May 2017 and may be extended, at the Company’s election, for a two-year term to May 2019, subject to certain conditions.
(2)	The balloon payment balance includes the balance outstanding under the Credit Facility as of March 31, 2016. The Credit Facility matures in July 2018 and may be extended for one year at the Company’s election, subject to certain conditions.

Senior Unsecured Notes

The following table presents the Senior Unsecured Notes balance net of unamortized debt issuance costs as of March 31, 2016 and 2015:

	March 31,2016
	(Unaudited)	December 31, 2015

2025 Senior Unsecured Note	$50,000,000	$50,000,000
2027 Senior Unsecured Note	50,000,000	50,000,000
Total Principal	100,000,000	100,000,000

Unamortized debt issuance costs	(823,420)	(610,380)
Total	$99,176,580	$99,389,620

On May 28, 2015, the Company completed a private placement of $100.0 million principal amount of senior unsecured notes (the “Senior Unsecured Notes”). The Senior Unsecured Notes were sold in two series, including $50 million of 4.16% notes due May 30, 2025 and $50.0 million of 4.26% notes due May 30, 2027. The weighted average term of the Senior Unsecured Notes is 11 years and the weighted average interest rate is 4.21%. Proceeds from the issuance were used to repay borrowings under the Company's Credit Facility and for general corporate purposes.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Revolving Credit and Term Loan Facility

The following table presents the Unsecured Term Loans balance net of unamortized debt issuance costs as of March 31, 2016 and 2015:

	March 31, 2016
	(Unaudited)	December 31, 2015

2020 Term Loan	$35,000,000	$35,000,000
2021 Term Loan	65,000,000	65,000,000
Total Principal	100,000,000	100,000,000

Unamortized debt issuance costs	(579,298)	(843,849)
Total	$99,420,702	$99,156,151

The Company has in place a $250.0 million senior unsecured revolving credit and term loan facility (the “Revolving Credit and Term Loan Facility”) consisting of (i) a $150.0 million revolving credit facility (the “Credit Facility”); (ii) a $65.0 million seven-year unsecured term loan facility (the “2021 Term Loan”); and (iii) a $35.0 million unsecured term loan facility due 2020 (the “2020 Term Loan”).

The Credit Facility is due July 21, 2018, with an additional one-year extension at the Company’s option, subject to customary conditions. Borrowings under the Credit Facility are priced at LIBOR plus 135 to 200 basis points, depending on the Company’s leverage. As of March 31, 2016, $60 million was outstanding under the Credit Facility bearing a weighted average interest rate of approximately 1.6% and $90 million was available for borrowing.

The 2021 Term Loan matures on July 21, 2021. Borrowings under the 2021 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, and the Company entered into interest rate swaps to fix LIBOR at 2.09% until maturity. As of March 31, 2016, $65.0 million was outstanding under the 2021 Term Loan bearing an all-in interest rate of 3.74%.

The 2020 Term Loan matures on September 29, 2020. Borrowings under the 2020 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, and the Company entered into interest rate swaps to fix LIBOR at 2.20% until maturity. As of March 31, 2016, $35.0 million was outstanding under the 2020 Term Loan bearing an all-in interest rate of 3.85%.

The Revolving Credit and Term Loan Facility contain customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties and permitted investments. The Company was in compliance with the covenant terms at March 31, 2016.

Note 5 – Common Stock

On May 6, 2015, the Company implemented a $100.0 million at-the-market equity program (“ATM program”) by entering into multiple equity distribution agreements through which the Company may, from time to time, sell shares of common stock. The Company uses the proceeds generated from its ATM program for general corporate purposes including funding our investment activity, the repayment or refinancing of outstanding indebtedness, working capital and other general purposes.

During the three months ended March 31, 2016, the Company issued 53,886 shares of common stock under its ATM program at an average price of $38.38, realizing gross proceeds of approximately $2.1 million. The Company has approximately $57.9 million remaining under the ATM program as of March 31, 2016.

During the year ended December 31, 2015, the Company issued 1,318,812 of common stock under its ATM program at an average price of $30.31, realizing gross proceeds of approximately $40 million.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

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

We completed a follow-on offering of 1,725,000 shares of common stock in December 2015. The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $53.0 million after deducting the underwriting discount. The proceeds from the offering were used to pay down amounts outstanding under the Credit Facility and for general corporate purposes.

Note 6 – Dividends and Distribution Payable

On March 1, 2016, the Company declared a dividend of $0.465 per share for the quarter ended March 31, 2016. The holders of limited partnership interests in the Operating Partnership (“OP Units”) were entitled to an equal distribution per OP Unit held as of March 31, 2016. The dividends and distributions payable were recorded as liabilities on the Company's consolidated balance sheet at March 31, 2016. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners' non-controlling interest. These amounts were paid on April 15, 2016.

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

In December 2012, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $25.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on one-month LIBOR and pays to the counterparty a fixed rate of 0.89%. This swap effectively converted $25.0million of variable-rate borrowings to fixed-rate borrowings from December 6, 2012 to April 4, 2018.

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

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

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

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (loss) (“OCI”) for the three months ended March 31, 2016 to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense. For the three months ended March 31, 2016, the Company has determined these derivative instruments to be effective hedges.

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of March 31, 2016.

Note 8 – Discontinued Operations

The Company elected to early adopt ASU 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" in the first quarter of 2014.

There were no properties classified as discontinued operations for the three months ended March 31, 2016 and 2015.

Note 9 – Fair Value Measurements

The table below sets forth the Company’s fair value hierarchy for assets and liabilities measured or disclosed at fair value as of March 31, 2016.

Liability:	Level 1	Level 2	Level 3	Carrying Value
Interest rate swaps	$-	$6,138,222	$-	$6,138,222
Mortgage notes payable	$-	$-	$94,526,385	$92,284,189
Unsecured term loans	$-	$-	$100,008,610	$100,000,000
Senior unsecured notes	$-	$-	$99,685,161	$100,000,000
Revolving credit facility	$-	$60,000,000	$-	$60,000,000

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

As of March 31, 2016, there was $6.6 million of total unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.7 years. The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock. The Company has deemed historical forfeitures insignificant and does not consider discount rates to be material.

The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Restricted stock activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Unvested restricted stock at December 31, 2015	212,943	$29.07

Restricted stock granted	83,458	$36.65
Restricted stock vested	(68,324)	$26.89
Restricted stock forfeited	-	$-

Unvested restricted stock at March 31, 2016	228,077	$32.50

Note 11 – Subsequent Events

In connection with the preparation of its financial statements for the three months ended March 31, 2016, the Company has evaluated events that occurred subsequent to March 31, 2016 through the date on which these financial statements were available to be issued to determine whether any of these events required disclosure in the financial statements. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

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

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and listed on the New York Stock Exchange (“NYSE”) in 1994. The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which the Company is the sole general partner and in which it held a 98.4% interest as of March 31, 2016.

As of March 31, 2016, the Company’s portfolio consisted of 291 properties located in 42 states and totaling approximately 5.4 million square feet of gross leasable area. As of March 31, 2016, the portfolio was approximately 99.5% leased and had a weighted average remaining lease term of approximately 11.2 years. Substantially all of the Company’s tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

First Quarter 2016 Highlights

During the three months ended March 31, 2016, the Company purchased 12 retail net lease assets for approximately $33.3 million, including acquisition and closing costs. These properties are located in nine states and are 100% leased to 13 different tenants operating in nine diverse retail sectors for a weighted average lease term of approximately 6.9 years. The underwritten weighted average capitalization rate on the Company’s first quarter 2016 acquisitions was approximately 7.9%.

During the three months ended March 31, 2016, the Company completed the development of a previously announced Hobby Lobby in Springfield, Ohio. Hobby Lobby is subject to a new 15-year lease and rent commenced in the first quarter of 2016. The total project cost was approximately $5.0 million.

Recent Accounting Pronouncements

Refer to Note 2 to the March 31, 2016, Interim Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company’s management to use judgment in the application of accounting policies, including making estimates and assumptions. Management bases estimates on the best information available at the time, its experience, and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of the interim consolidated financial statements. From time to time, the Company may re-evaluate its estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of the Company’s critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The Company has not made any material changes to these policies during the periods covered by this quarterly report.

Results of Operations

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015

Minimum rental income increased $3,937,000, or 27%, to $18,491,000 in 2016, compared to $14,554,000 in 2015. Approximately $4,397,000 of the increase was due to the acquisition of additional net lease properties and approximately $144,000 was due to the development of new net lease properties. These increases were partially offset by a reduction in minimum rental income of approximately $601,000 relating to properties that were sold.

Percentage rents increased $173,000 to $183,000 in 2016, compared to $10,000 in 2015. The increase was the result of earlier recognition of percentage rent in the first quarter of 2016, compared to the recognition of percentage rent that took place in the second quarter of 2015.

Operating cost reimbursements increased $411,000, or 35%, to $1,589,000 in 2016, compared to $1,178,000 in 2015. Operating cost reimbursements increased primarily due to higher levels of recoverable property operating expenses, including real estate taxes, acquisition, disposition and development activity. The portfolio recovery rate increased to 94% in 2016 compared to 88% in 2015.

Other income decreased by $40,000 in 2016 from $1,200 in 2015. The primary driver of the decrease was the reversal of revenue recognized in the fourth quarter of 2015.

Real estate taxes increased $360,000, or 47%, to $1,123,000 in 2016, compared to $763,000 in 2015. The increase was due to the ownership of additional properties in the first quarter of 2016 compared to the first quarter of 2015 for which we remit real estate taxes and are subsequently reimbursed by tenants.

Property operating expenses increased $2,000, or 0%, to $573,000 in 2016, compared to $571,000 in 2015.

Land lease payments increased $31,000, or 24%, to $163,000 in 2016, compared to $132,000 for 2015. The increase is the result of properties acquired after the first quarter of 2015 that are subject to land leases.

General and administrative expenses increased $377,000, or 23%, to $2,045,000 in 2016, compared to $1,668,000 in 2015. The increase is primarily the result of increased employee and professional costs. General and administrative expenses as a percentage of total revenue decreased to 10.1% for 2016 from 10.6% in 2015.

Depreciation and amortization increased $1,531,000, or 43%, to $5,085,000 in 2016, compared to $3,554,000 in 2015. The increase was primarily the result of recent acquisition and development activity.

The Company recorded no impairment charges during the first quarter of 2016.

Interest expense increased $1,187,000, or 48%, to $3,648,000 in 2016, compared to $2,461,000 for 2015. The increase in interest expense is primarily a result of the $100,000,000 senior unsecured notes issued in May 2015.

The Company recognized no gain or loss on sale of real estate during the first quarter of 2016. As compared to a gain of $79,000 in 2015.

Net income attributable to the Company increased $1,093,000, to $7,461,000 in 2016, from $6,368,000 in 2015 as a result of the foregoing factors.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on its outstanding indebtedness, distributions to its shareholders and future property acquisitions and development.

The Company expects to meet its short term liquidity requirements through cash provided from operations and borrowings under its $150.0 million unsecured revolving credit facility (the “Credit Facility”). As of March 31, 2016, $60.0 million was outstanding on the Credit Facility and $90.0 million was available for future borrowings. The Company anticipates funding its long term capital needs through cash provided from operations, borrowings under the Credit Facility, the issuance of long term debt or the issuance of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Capitalization

As of March 31, 2016, the Company’s total market capitalization was approximately $1.2 billion. Market capitalization consisted of $811.8 million of common equity (based on the March 31, 2016 closing price on the NYSE of $38.47 per common share and assuming the conversion of operating partnership units in the Operating Partnership (“OP units”)) and $352.3 million of total debt, including (i) $92.3 million of mortgage notes payable; (ii) $100.0 million of unsecured term loans; (ii) $100.0 million of senior unsecured notes; and (iii) $60.0 million of borrowings under our Credit Facility. Our ratio of total debt to total market capitalization was 30.3% at March 31, 2016.

At March 31, 2016, the non-controlling interest in the Operating Partnership represented ownership of 1.7% of the Operating Partnership. The OP Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged OP Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all OP Units, there would have been 21,101,883 shares of common stock outstanding at March 31, 2016.

Debt

Revolving Credit and Term Loan Facility

The Company has in place a $250.0 million senior unsecured revolving credit and term loan facility (the “Revolving Credit and Term Loan Facility”) consisting of (i) a $150.0 million Credit Facility; (ii) a $65.0 million seven-year unsecured term loan facility (the “2021 Term Loan”); and (iii) a $35.0 million unsecured term loan facility due 2020 (the “2020 Term Loan”).

The Credit Facility is due July 21, 2018, with an additional one-year extension at the Company’s option, subject to customary conditions. Borrowings under the Credit Facility are priced at LIBOR plus 135 to 200 basis points, depending on the Company’s leverage. As of March 31, 2016, $60.0 million was outstanding under the Credit Facility bearing a weighted average interest rate of approximately 1.6% and $90.0 million was available for borrowing.

The 2021 Term Loan matures on July 21, 2021. Borrowings under the 2021 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, and the Company entered into interest rate swaps to fix LIBOR at 2.09% until maturity. As of March 31, 2016, $65.0 million was outstanding under the 2021 Term Loan bearing an all-in interest rate of 3.74%.

The 2020 Term Loan matures on September 29, 2020. Borrowings under the 2020 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, and the Company entered into interest rate swaps to fix LIBOR at 2.20% until maturity. As of March 31, 2016, $35.0 million was outstanding under the 2020 Term Loan bearing an all-in interest rate of 3.85%.

The Revolving Credit and Term Loan Facility contains customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties, and permitted investments. The Company was in compliance with the covenant terms at March 31, 2016.

Senior Unsecured Notes

As of March 31, 2016, the Company had outstanding $100.0 million principal amount of senior unsecured notes (the “Senior Unsecured Notes”) consisting of two series, including $50.0 million of 4.16% notes due May 30, 2025 and $50.0 million of 4.26% notes due May 30, 2027. The weighted average term of the Senior Unsecured Notes is 11 years and the weighted average interest rate is 4.21%.

Mortgage Notes Payable

As of March 31, 2016, the Company had total mortgage indebtedness of $92.3 million. Including our mortgages that have been swapped to a fixed interest rate, our weighted average interest rate on mortgage debt was 4.85%. The following table summarizes our mortgage notes payable as of March 31, 2016 (in thousands):

	Interest		Principal Amount Outstanding
Mortgage Note Payable	Rate (1)	Maturity	March 31, 2016	December 31, 2015
Portfolio Mortgage Loan due 2016 (2)	6.56%	June 2016	$-	$8,580
Secured Term Loan due 2017	3.62%	May 2017 (3)	20,572	20,741
Secured Term Loan due 2018	2.49%	April 2018	25,000	25,000
Portfolio Mortgage Loan due 2020	6.90%	January 2020	6,202	6,553
Single Asset Mortgage Loan due 2020	6.24%	January 2020	3,109	3,129
CMBS Portfolio Loan due 2023	3.60%	January 2023	23,640	23,640
Single Asset Mortgage Loan due 2023	5.01%	September 2023	5,410	5,447
Portfolio CTL due 2026	6.27%	July 2026	8,351	8,494
Total			$92,284	$101,584

(1)	Fixed rates, including the effect of interest rate swaps.
(2)	Mortgage secured by three Wawa Locations was paid off on March 11, 2016 in the amount of $8,580,000
(3)	The note matures May 14, 2017 and may be extended, at the Company’s election, for a two-year term to May 14, 2019, subject to certain conditions.

The mortgage loans encumbering our properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At March 31, 2016, the mortgage loan of $20.7 million was partially recourse to us and secured by a limited guaranty of payment and performance for approximately 50% of the loan amount.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2016 (in thousands):

		Remainder of
	Total	2016	2017-2018	2019-2020	Thereafter
Mortgage Notes Payable	$92,284	$2,234	$50,031	$6,618	$33,401
Revolving Credit Facility	60,000	-	60,000	-	-
Unsecured Term Loans	100,000	-	-	35,000	65,000
Senior Unsecured Notes	100,000	-	-	-	100,000
Land Lease Obligations	11,455	480	1,281	1,265	8,429
Estimated Interest Payments on Mortgage Notes Payable, Unsecured Term Loans and Senior Unsecured Notes	89,560	9,518	23,158	18,888	37,996
Total	$453,299	$12,232	$134,470	$61,771	$244,826

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

Dividends

During the quarter ended March 1, 2016, we declared a quarterly dividend of $0.465 per share. The cash dividend was paid on April 15, 2016 to holders of record on March 31, 2016.

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

Adjusted Funds from Operations (“AFFO”) is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. AFFO further adjusts FFO for certain non-cash items that reduce or increase net income in accordance with GAAP and for non-recurring items that are not reflective of ongoing operations. Management considers AFFO a useful supplemental measure of the Company’s performance, however, AFFO should not be considered an alternative to net income as an indication of the Company’s performance, or to cash flow as a measure of liquidity or ability to make distributions. The Company’s computation of AFFO may differ from the methodology for calculating AFFO used by other equity REITs, and therefore may not be comparable to such other REITs. Note that, during the year ended December 31, 2015, the Company adjusted its calculation of AFFO to exclude non-recurring capitalized building improvements and to include non-real estate related depreciation and amortization. Management believes that these changes provide a more useful measure of operating performance in the context of AFFO.

The following table provides a reconciliation of FFO and net income for the three ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Reconciliation of Funds from Operations to Net Income
Net income	$7,586,325	$6,494,181
Depreciation of real estate assets	3,362,079	2,554,769
Amortization of leasing costs	22,351	29,752
Amortization of lease intangibles	1,685,490	953,061
Gain on sale of assets	-	(79,104)
Funds from Operations	$12,656,245	$9,952,659

Funds from Operations Per Share - Diluted	$0.61	$0.56

Weighted average shares and OP units outstanding
Basic	20,786,348	17,717,452
Diluted	20,827,759	17,763,979

The following table provides a reconciliation of AFFO and net income for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Reconciliation of Adjusted Funds from Operations to Net Income
Net income	$7,586,325	$6,494,181
Cumulative adjustments to calculate FFO	5,069,920	3,458,478
Funds from Operations	$12,656,245	$9,952,659
Straight-line accrued rent	(648,906)	(597,927)
Deferred revenue recognition	(115,845)	(115,845)
Stock based compensation expense	708,030	523,955
Amortization of financing costs	117,600	109,421
Non-real estate depreciation	15,330	15,996
Loss on debt extinguishment	-	179,867
Adjusted Funds from Operations	$12,732,454	$10,068,126

Additional supplemental disclosure
Scheduled principal repayments	$720,179	$676,829
Capitalized interest	$7,269	$1,001
Capitalized building improvements	$-	$-

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

($ in thousands)

	2016	2017	2018	2019	2020	Thereafter	Total
Mortgage Notes Payable	$2,234	$22,455	$27,576	$2,751	$3,867	$33,401	$92,284
Average Interest Rate	5.91%	7.38%	2.87%	6.59%	6.21%	4.21%

Unsecured Revolving Credit Facility	$-	$-	$60,000	$-	$-	$-	$60,000
Average Interest Rate			1.82%

Unsecured Term Loans	$-	$-	$-	$-	$35,000	$65,000	$100,000
Average Interest Rate					3.85%	3.74%

Senior Unsecured Notes	$-	$-	$-	$-	$-	$100,000	$100,000
Average Interest Rate						4.21%

The fair value (in thousands) is estimated at $94,526, $100,009 and $99,685 for mortgage notes payable, unsecured term loans and senior unsecured notes, respectively, as of March 31, 2016.

The table above incorporates those exposures that exist as of March 31, 2016; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In April 2012, we entered into a forward starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 1.92%. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of March 31, 2016, this interest rate swap was valued as a liability of $687,954.

In December 2012, we entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $25.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 0.89%. This swap effectively converted $25.0 million of variable-rate borrowings to fixed-rate borrowings from December 6, 2012 to April 4, 2018. As of March 31, 2016, this interest rate swap was valued as a liability of $100,240.

In September 2013, we entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of March 31, 2016, this interest rate swap was valued as a liability of $1,901,506.

In July 2014, we entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of March 31, 2016, this interest rate swap was valued as a liability of $3.4 million.

We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of March 31, 2016.

As of March 31, 2016, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $600,000.

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

Item 1A.	Risk Factors

There have been no material changes from our risk factors set forth under Item 1A of Part 1 of our most recently filed Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Matthew M. Partridge, Chief Financial Officer

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Matthew M. Partridge, Chief Financial Officer

*101	The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Agree Realty Corporation

/s/ JOEL N. AGREE
Joel N. Agree
President and Chief Executive Officer

/s/ MATTHEW M. PARTRIDGE
Matthew M. Partridge
Chief Financial Officer

Date: April 27, 2016

