Form 10-Q
period 2016-06-30
AGREE REALTY CORP
filed 2016-07-27
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016, or

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

As of July 27, 2016, the Registrant had 23,637,843 shares of common stock, $0.0001 par value, outstanding.

AGREE REALTY CORPORATION

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	June 30,	December 31,
	2016	2015
	(Unaudited)

ASSETS
Real Estate Investments
Land	$284,938,479	$225,273,640
Buildings	628,219,043	526,911,997
Less accumulated depreciation	(62,943,655)	(56,401,423)
	850,213,867	695,784,214
Property under development	4,090,845	3,663,301
Net Real Estate Investments	854,304,712	699,447,515

Cash and Cash Equivalents	4,034,580	2,711,588

Accounts Receivable - Tenants, net of allowance of
$35,000 for possible losses at June 30, 2016 and December 31, 2015	9,974,171	7,418,327

Unamortized Deferred Expenses
Credit facility finance costs, net of accumulated amortization of $1,636,680 and $1,531,671 at June 30, 2016 and December 31, 2015, respectively	437,780	542,789

Leasing costs, net of accumulated amortization of $599,218 and $553,502 at June 30, 2016 and December 31, 2015, respectively	1,139,576	664,565

Lease intangibles, net of accumulated amortization of $14,290,255 and $10,577,794 at June 30, 2016 and December 31, 2015, respectively	100,510,847	76,552,316

Other Assets	2,702,462	2,569,659

Total Assets	$973,104,128	$789,906,759

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)

LIABILITIES
Mortgage Notes Payable	$90,464,356	$100,390,969

Unsecured Term Loans	99,417,855	99,389,620

Senior Unsecured Notes	99,197,009	99,161,001

Unsecured Revolving Credit Facility	98,000,000	18,000,000

Dividends and Distributions Payable	11,513,022	9,757,988

Deferred Revenue	308,953	540,643

Accrued Interest Payable	878,054	962,825

Accounts Payable and Accrued Expense
Capital expenditures	289,374	122,496
Operating	5,734,439	3,926,962

Interest Rate Swaps	7,815,472	3,301,108

Deferred Income Taxes	705,000	705,000

Tenant Deposits	93,725	28,608

Total Liabilities	414,417,259	336,287,220

STOCKHOLDERS' EQUITY
Common stock, $.0001 par value, 45,000,000 shares authorized, 23,637,843 and 20,637,301 shares issued and outstanding, respectively	2,364	2,064
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized
Series A junior participating preferred stock, $.0001 par value, 200,000 authorized, no shares issued and outstanding	-	-
Additional paid-in-capital	595,105,083	482,514,380
Dividends in excess of net income	(31,137,175)	(28,262,441)
Accumulated other comprehensive loss	(7,669,118)	(3,130,376)

Total Stockholders' Equity - Agree Realty Corporation	556,301,154	451,123,627
Non-controlling interest	2,385,715	2,495,912
Total Stockholders' Equity	558,686,869	453,619,539

Total Liabilities and Stockholders' Equity	$973,104,128	$789,906,759

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues
Minimum rents	$19,911,907	$15,972,170	$38,402,943	$30,526,181
Percentage rents	6,509	141,017	189,854	150,828
Operating cost reimbursement	1,934,119	1,097,938	3,523,178	2,275,963
Other income	(8,715)	8,326	(48,296)	9,536
Total Revenues	21,843,820	17,219,451	42,067,679	32,962,508

Operating Expenses
Real estate taxes	1,438,089	863,357	2,560,753	1,626,280
Property operating expenses	928,388	415,707	1,501,414	987,097
Land lease payments	163,275	137,282	326,551	269,145
General and administrative	2,042,089	1,744,026	4,087,112	3,411,632
Depreciation and amortization	5,664,701	4,117,182	10,749,952	7,670,763
Total Operating Expenses	10,236,542	7,277,554	19,225,782	13,964,917

Income from Operations	11,607,278	9,941,897	22,841,897	18,997,591

Other (Expense) Income
Interest expense, net	(3,496,855)	(2,933,269)	(7,145,146)	(5,394,024)
Gain (loss) on sale of assets	2,717,903	3,456,206	2,717,903	3,535,310
Loss on debt extinguishment	-	-	-	(179,867)

Net Income	10,828,326	10,464,834	18,414,654	16,959,010

Less Net Income Attributable to Non-Controlling Interest	166,996	201,237	292,488	327,054

Net Income Attributable to Agree Realty Corporation	$10,661,330	$10,263,597	$18,122,166	$16,631,956

Net Income Per Share Attributable to Agree Corporation
Basic	$0.48	$0.59	$0.85	$0.95
Diluted	$0.48	$0.58	$0.85	$0.95

Other Comprehensive Income
Net income	$10,828,326	$10,464,834	$18,414,654	$16,959,010
Other Comprehensive Income (Loss)	(1,677,250)	1,621,177	(4,612,927)	(390,650)
Total Comprehensive Income	9,151,076	12,086,011	13,801,727	16,568,360
Comprehensive Income Attributable to Non-Controlling Interest	(139,801)	(232,027)	(219,578)	(319,520)

Comprehensive Income Attributable to Agree Realty Corporation	$9,011,275	$11,853,984	$13,582,149	$16,248,840

Weighted Average Number of Common Shares Outstanding - Basic	22,185,525	17,539,358	21,315,541	17,457,699

Weighted Average Number of Common Shares Outstanding - Diluted:	22,265,139	17,587,052	21,385,098	17,511,418

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Dividends in Excess of Net	Accumulated Other Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2015	20,637,301	$2,064	$482,514,380	$(28,262,441)	$(3,130,376)	$2,495,912	$453,619,539
Issuance of common stock, net of issuance costs	2,944,042	295	112,076,829	-	-	-	112,077,124
Repurchase of common shares	(20,381)	(2)	(703,053)	-	-	-	(703,055)
Issuance of restricted stock under the Omnibus Incentive Plan	83,458	8	-	-	-	-	8
Forfeiture of restricted stock	(6,577)	(1)	-	-	-	-	(1)
Vesting of restricted stock	-	-	1,216,927	-	-	-	1,216,927
Dividends and distributions declared for the period	-	-	-	(20,996,900)	-	(328,500)	(21,325,400)
Other comprehensive income (loss) - change in fair value of interest rate swaps	-	-	-	-	(4,538,742)	(74,185)	(4,612,927)
Net income	-	-	-	18,122,166	-	292,488	18,414,654
Balance, June 30, 2016	23,637,843	$2,364	$595,105,083	$(31,137,175)	$(7,669,118)	$2,385,715	$558,686,869

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash Flows from Operating Activities
Net income	$18,414,654	$16,959,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,991,774	5,509,825
Amortization	3,758,178	2,386,240
Amortization from financing and credit facility costs	344,353	117,558
Stock-based compensation	1,216,927	1,044,797
Loss on extinguishment of debt	-	179,867
(Gain) loss on sale of assets	(2,717,903)	(3,535,310)
(Increase) decrease in accounts receivable	(2,555,844)	(1,185,496)
(Increase) decrease in other assets	(190,069)	(238,231)
Increase (decrease) in accounts payable	1,684,981	(23,930)
Increase (decrease) in deferred revenue	(231,690)	(231,690)
Increase (decrease) in accrued interest	(84,771)	167,597
Increase (decrease) in tenant deposits	65,117	5,289
Net Cash Provided by Operating Activities	26,695,707	21,155,526

Cash Flows from Investing Activities
Acquisition of real estate investments	(185,441,950)	(124,414,224)
Development of real estate investments and other (including capitalized interest of $13,659 in 2016 and $2,512 in 2015)	(8,138,725)	(725,010)
Payment of leasing costs	(520,728)	(65,410)
Net proceeds from sale of assets	7,026,690	8,800,618
Net Cash Used In Investing Activities	(187,074,713)	(116,404,026)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	112,077,131	13,607,946
Repurchase of common shares	(703,055)	-
Unsecured revolving credit facility borrowings	180,000,000	111,500,000
Unsecured revolving credit facility repayments	(100,000,000)	(111,500,000)
Payments of mortgage notes payable	(10,028,208)	(3,765,556)
Senior unsecured notes proceeds	-	100,000,000
Dividends paid	(19,247,078)	(15,814,152)
Limited partners' distributions paid	(323,286)	(312,857)
Debt extinguishment costs	-	(150,084)
Payments for financing costs	(73,506)	(845,652)
Net Cash Provided by Financing Activities	161,701,998	92,719,645

Net Increase (Decrease) in Cash and Cash Equivalents	1,322,992	(2,528,855)
Cash and Cash Equivalents, beginning of period	2,711,588	5,399,458
Cash and Cash Equivalents, end of period	$4,034,580	$2,870,603

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$6,926,135	$4,857,829

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued under equity incentive plans	$3,059,018	$2,463,751

Dividends and limited partners' distributions declared and unpaid	$11,513,022	$8,556,534
Real estate investment financed with accounts payable	$289,374	$27,837

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Our assets are held by, and all of our operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which we are the sole general partner and in which we held a 98.6% interest as of June 30, 2016. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the “Company,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying unaudited consolidated financial statements for the six months ended June 30, 2016 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the six months ended June 30, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016. Amounts as of December 31, 2015 included in the consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2015.

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

Reclassification

Certain reclassifications of prior period amounts have been made in the consolidated financial statements and footnotes in order to conform to the current presentation. As a result of the adoption of ASU 2015-03, unamortized debt issuance cost is presented as a direct deduction from the carrying amount of the debt liability; in previously filed reports the unamortized debt issuance cost was classified on the Balance Sheet as an Unamortized Deferred Expense.

Segment Reporting

We are in the business of acquiring, developing and managing retail real estate which we consider one reporting segment. The Company has no other reporting segments.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Accounting for Acquisitions of Real Estate

The acquisition of property for investment purposes is typically accounted for as an asset acquisition. The Company allocates the purchase price to land, buildings and identified intangible assets and liabilities, based in each case on their relative estimated fair values and without giving rise to goodwill. Intangible assets and liabilities represent the value of in-place leases and above- or below-market leases. In making estimates of fair values, the Company may use a number of sources, including data provided by independent third parties, as well as information obtained by the Company as a result of its due diligence, including expected future cash flows of the property and various characteristics of the markets where the property is located.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We had $3.2 million and $1.7 million in cash as of June 30, 2016 and December 31, 2015, respectively, in excess of the FDIC insured limit.

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

Unamortized Deferred Expenses

Deferred expenses include debt financing costs, leasing costs and lease intangibles and are amortized as follows: (i) debt financing costs on a straight-line basis to interest expense over the term of the related loan which approximates the Effective Interest Method; (ii) leasing costs on a straight-line basis to depreciation and amortization over the term of the related lease entered into; and (iii) lease intangibles on a straight-line basis to depreciation and amortization over the remaining term of the related lease acquired.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

The following schedule summarizes the Company’s amortization of deferred expenses for the six months ended June 30, 2016 and 2015, respectively:

	June 30, 2016	June 30, 2015

Credit Facility Financing Costs	$105,009	$117,558
Leasing Costs	45,717	58,262
Lease Intangibles	3,712,461	2,102,674
Total	$3,863,187	$2,278,494

The following schedule represents estimated future amortization of deferred expenses as of June 30, 2016:

Year Ending December 31,	2016
	(remaining)	2017	2018	2019	2020	Thereafter	Total

Credit Facility Financing Costs	$105,010	$210,018	$122,752	$-	$-	$-	$437,780
Leasing Costs	75,310	155,717	153,790	150,080	145,745	458,934	1,139,576
Lease Intangibles	4,789,753	8,426,610	8,199,180	7,775,636	7,491,372	63,828,296	100,510,847
Total	$4,970,073	$8,792,345	$8,475,722	$7,925,716	$7,637,117	$64,287,230	$102,088,203

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Weighted average number of common shares outstanding	22,406,775	17,759,453	21,536,791	17,677,794
Less: Unvested restricted stock	(221,250)	(220,095)	(221,250)	(220,095)
Weighted average number of common shares outstanding used in basic earnings per share	22,185,525	17,539,358	21,315,541	17,457,699

Weighted average number of common shares outstanding used in basic earnings per share	22,185,525	17,539,358	21,315,541	17,457,699
Effect of dilutive securities: restricted stock	79,614	47,694	69,557	53,719
Weighted average number of common shares outstanding used in diluted earnings per share	22,265,139	17,587,052	21,385,098	17,511,418

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As a REIT, the Company generally will not be subject to federal income tax provided it continues to satisfy certain tests concerning the Company’s sources of income, the nature of its assets, the amounts distributed to its stockholders, and the ownership of Company stock. Management believes the Company has qualified and will continue to qualify as a REIT. Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state and local taxes on its income and real estate.

The Company has established taxable REIT subsidiaries (“TRS”) pursuant to the provisions of the Internal Revenue Code. The Company’s TRS entities are able to engage in activities resulting in income that would be non-qualifying income for a REIT. As a result, certain activities of the Company which occur within its TRS entities are subject to federal and state income taxes. As of June 30, 2016 and December 31, 2015, the Company had accrued a deferred income tax amount of $705,000. In addition, the Company recognized income tax expense of $1,767 and $(6,624) for the three months ended June 30, 2016 and 2015, respectively, and $7,747 and $25,100 for the six months ended June 30, 2016 and 2015, respectively.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments.” The objective of ASU No. 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the current incurred impairment methodology in current GAAP is to be replaced by a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers, the amendments in the update are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are still in the process of determining the impact that the implementation of ASU 2016-13 will have on the Company’s financial statements.

In March 2016, the Financial Accounting Standards Board issued ASU No. 2016-09 “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to impact net income, earnings per share, and the statement of cash flows. ASU No. 2016-09 is effective for annual reporting periods (including interim periods with those periods) beginning after December 15, 2016. Early adoption is permitted. The Company has adopted ASU 2016-09 in the context of how the Company accounts for stock forfeitures which is reflected in the Company’s financial statements.

In March 2016, the Financial Accounting Standards Board issued ASU No. 2016-05 “Derivatives and Hedging (Topic 815):  Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”.  ASU 2016-05 addresses the impact on hedge accounting due to a change in a counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815.  The amendments in this update apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815.  The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18) continue to be met.  For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  We have reviewed ASU 2016-05 in the context of our hedge accounting and determined that it has no impact.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02 “Leases.” The new standard creates Topic 842, Leases, in FASB Accounting Standards Codification (FASB ASC) and supersedes FASB ASC 840, Leases. ASU 2016-02 requires a lessee to recognize the assets and liabilities that arise from leases (operating and finance). However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The main difference between the existing guidance on accounting for leases and the new standard is that operating leases will now be recorded in the statement of financial position as assets and liabilities. Current GAAP requires only capital (finance) leases to be recognized in the statement of financial position and amounts related to operating leases largely are reflected in the financial statements as rent expense on the income statement and in disclosures to the financial statements. ASU No. 2016-02 is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018. Early adoption is permitted. We are still in the process of determining the impact that the implementation of ASU 2016-02 will have on the Company’s financial statements.

In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The objective of ASU 2015-03 is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify presentation of debt issuance costs, the amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. ASU No. 2015-03 is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the new guidance and determined the resulting impact on the statements was a reclassification of certain deferred financing costs from other assets to each respective balance sheet debt account.

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

In March 2016, the Financial Accounting Standards Board issued ASU No. 2016-08 “Revenue from Contracts with Customers: Principal versus Agent Considerations”. In April 2016, the Financial Accounting Standards Board issued ASU No. 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing”. In May 2016, the Financial Accounting Standards Board issued ASU No. 2016-12 “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients”. The amendments in these Updates do not change the core principle of the guidance in Topic 606. The amendments only clarify the implementation guidance. We are still in the process of determining the impact that the implementation of this will have on the Company’s financial statements.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Note 3 – Real Estate Investments

Real Estate Portfolio

The Company’s real estate investments consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Number of Properties	326	278
Gross Leasable Area	6,318,729	5,207,000

Land	$284,938,479	$225,273,640
Buildings	628,219,043	526,911,997
Property under Development	4,090,845	3,663,301
Gross Real Estate Investments	$917,248,367	$755,848,938
Less Accumulated Depreciation	(62,943,655)	(56,401,423)
Net Real Estate Investments	$854,304,712	$699,447,515

Lease Intangibles

The following table details lease intangibles, net of accumulated amortization, as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Intangible Lease Asset - In-Place Leases	$57,116,689	$47,051,639
Less: Accumulated Amortization	(9,385,450)	(7,239,191)
Intangible Lease Asset - Above-Market Leases	90,519,783	61,241,046
Less: Accumulated Amortization	(10,251,249)	(7,367,216)
Intangible Lease Liability - Below-Market Leases	(32,835,370)	(21,162,576)
Less: Accumulated Amortization	5,346,444	4,028,614
Lease Intangible Asset, net	$100,510,847	$76,552,316

Investments

During the three months ended June 30, 2016, the Company purchased 34 retail net lease assets for approximately $151.5 million, including acquisition and closing costs. These properties are located in 15 states and are leased to 23 different tenants operating in 15 diverse retail sectors for a weighted average lease term of approximately 11.6 years. The underwritten weighted average capitalization rate on the Company’s acquisitions was approximately 7.8%.

During the six months ended June 30, 2016, the Company purchased 46 retail net lease assets for approximately $184.5 million, including acquisition and closing costs. These properties are located in 20 states and are leased to 36 different tenants operating in 16 diverse retail sectors for a weighted average lease term of approximately 10.7 years. The underwritten weighted average capitalization rate on the Company’s acquisitions was approximately 7.8%.

The aggregate acquisitions for the six months ended June 30, 2016 were allocated $60.0 million to land, $96.8 million to buildings and improvements, and $27.7 million to lease intangibles. The acquisitions were all cash purchases and there was no contingent consideration associated with these acquisitions.

None of the Company’s acquisitions during the first six months of 2016 caused any new or existing tenant to comprise 10% or more of its total assets or generate 10% or more of its total annualized base rent at June 30, 2016.

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

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Dispositions

During the three months ended June 30, 2016, the Company sold one asset, a Walgreens property in Port St. John, FL, for gross proceeds of $7.3 million. The Company recorded a net gain of approximately $2.8 million on the sale.

During the six months ended June 30, 2016, the Company recognized a net gain of $2.7 million during the first half of 2016, including a gain of $2.8 million on the sale of a Walgreens in Port St. Johns, Florida. The Company also recorded additional costs of approximately $35,000 associated with a property sold in 2015.

Note 4 – Debt

In April 2015, FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the gross carrying amount of that debt liability, consistent with debt discounts. We adopted ASU 2015-03 effective March 31, 2016 and appropriately retrospectively applied the guidance to our Mortgage Notes Payable, Unsecured Term Loans and Senior Unsecured Notes for all periods presented. Unamortized debt issuance costs of approximately $2.5 million and $2.7 million are now included as of June 30, 2016 and December 31, 2015, respectively (previously included in Unamortized Deferred Expenses on our Consolidated Balance Sheets).

As of June 30, 2016, the Company had total gross indebtedness of $389.6 million including (i) $91.6 million of mortgage notes payable; (ii) $100.0 million of unsecured term loans; (iii) $100.0 million of senior unsecured notes; and (iv) $98.0 million of borrowings under its Credit Facility.

Mortgage Notes Payable

As of June 30, 2016, the Company had total gross mortgage indebtedness of $91.6 million which was collateralized by related real estate with an aggregate net book value of $117.6 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.83%.

In March 2016, the Company prepaid a mortgage note payable with an outstanding balance of $8.6 million. The fully-amortizing loan carried a 6.56% interest rate and the final monthly payment was due in June 2016.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Mortgages payable consisted of the following:

	June 30, 2016	December 31, 2015

Note payable in monthly installments of interest only at 6.56% annum, with a balloon payment in the amount of $8,580,000 paid on March 11, 2016; collateralized by related real estate and tenants’ leases	$-	$8,580,000

Note payable in monthly principal installments of $56,380 plus interest at 170 basis points over LIBOR, swapped to a fixed rate of 3.62% as of December 31, 2015. A final balloon payment in the amount of $19,744,758 is due on May 14, 2017 unless extended for a two year period at the option of the Company, subject to certain conditions, collateralized by related real estate and tenants’ leases	20,402,558	20,740,838

Note payable in monthly installments of interest only at LIBOR plus 160 basis points, swapped to a fixed rate of 2.49% with balloon payment due April 4, 2018; collateralized by related real estate and tenants' leases	25,000,000	25,000,000

Note payable in monthly installments of $153,838 including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	5,845,863	6,552,907

Note payable in monthly installments of $23,004 including interest at 6.24% per annum, with a balloon payment of $2,766,628 due February 2020; collateralized by related real estate and tenant lease	3,089,513	3,128,803

Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 1, 2023; collateralized by related real estate and tenants' leases	23,640,000	23,640,000

Note payable in monthly installments of $35,673 including interest at 5.01% per annum, with a balloon payment of $4,034,627 due September 2023; collateralized by related real estate and tenant lease	5,371,966	5,448,058

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	8,206,261	8,493,762

Total Principal	91,556,161	101,584,368
Unamortized debt issuance costs	(1,091,805)	(1,193,399)
Total	$90,464,356	$100,390,969

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Debt Maturities

The following table presents scheduled principal payments related to our debt as of June 30, 2016:

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2016	$1,505,827	$-	$1,505,827
2017 (1)	2,710,697	19,744,758	22,455,455
2018 (2)	2,575,654	123,000,000	125,575,654
2019	2,750,823	-	2,750,823
2020	1,100,218	37,766,951	38,867,169
Thereafter	9,761,232	188,640,000	198,401,232
Total	$20,404,451	$369,151,709	$389,556,160

(1)	The balloon payment is related to a mortgage note that matures in May 2017 and may be extended, at the Company’s election, for a two-year term to May 2019, subject to certain conditions.
(2)	The balloon payment balance includes the balance outstanding under the Credit Facility as of June 30, 2016. The Credit Facility matures in July 2018 and may be extended for one year at the Company’s election, subject to certain conditions.

Senior Unsecured Notes

The following table presents the Senior Unsecured Notes balance net of unamortized debt issuance costs as of June 30, 2016 and 2015:

	June 30, 2016	December 31, 2015

2025 Senior Unsecured Note	$50,000,000	$50,000,000
2027 Senior Unsecured Note	50,000,000	50,000,000
Total Principal	100,000,000	100,000,000

Unamortized debt issuance costs	(802,991)	(838,999)
Total	$99,197,009	$99,161,001

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

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Revolving Credit and Term Loan Facility

The following table presents the Unsecured Term Loans balance net of unamortized debt issuance costs as of June 30, 2016 and 2015:

	June 30, 2016	December 31, 2015

2020 Term Loan	$35,000,000	$35,000,000
2021 Term Loan	65,000,000	65,000,000
Total Principal	100,000,000	100,000,000

Unamortized debt issuance costs	(582,145)	(610,380)
Total	$99,417,855	$99,389,620

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

The Credit Facility is due July 21, 2018, with an additional one-year extension at the Company’s option, subject to customary conditions. Borrowings under the Credit Facility are priced at LIBOR plus 135 to 200 basis points, depending on the Company’s leverage. As of June 30, 2016, $98.0 million was outstanding under the Credit Facility bearing a weighted average interest rate of approximately 1.85% and $52.0 million was available for borrowing.

The 2021 Term Loan matures on July 21, 2021. Borrowings under the 2021 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, and the Company entered into interest rate swaps to fix LIBOR at 2.09% until maturity. As of June 30, 2016, $65.0 million was outstanding under the 2021 Term Loan bearing an all-in interest rate of 3.74%.

The 2020 Term Loan matures on September 29, 2020. Borrowings under the 2020 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, and the Company entered into interest rate swaps to fix LIBOR at 2.20% until maturity. As of June 30, 2016, $35.0 million was outstanding under the 2020 Term Loan bearing an all-in interest rate of 3.85%.

The Revolving Credit and Term Loan Facility contain customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties and permitted investments. The Company was in compliance with the covenant terms at June 30, 2016.

Note 5 – Common Stock

On March 27, 2015, the SEC declared effective a shelf registration statement previously filed by the Company. The securities covered by this registration statement, which expires March 27, 2018, cannot exceed $500.0 million in the aggregate and include common stock, preferred stock, depositary shares and warrants. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

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

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

We completed a follow-on offering of 2,875,000 shares of common stock in May 2016. The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $109.7 million after deducting the underwriting discount. The proceeds from the offering were used to pay down amounts outstanding under the Credit Facility and for general corporate purposes.

During the six months ended June 30, 2016, the Company issued 69,042 shares of common stock under its ATM program at an average price of $38.44, realizing gross proceeds of approximately $2.7 million. The Company has approximately $57.4 million remaining under the ATM program as of June 30, 2016.

During the six months ended June 30, 2015, the Company issued 454,514 shares of common stock under its ATM program at an average price of $30.59, realizing gross proceeds of approximately $13.9 million.

Note 6 – Dividends and Distribution Payable

On May 2, 2016, the Company declared a dividend of $0.48 per share for the quarter ended June 30, 2016. The holders of limited partnership interests in the Operating Partnership (“OP Units”) were entitled to an equal distribution per OP Unit held as of June 30, 2016. The dividends and distributions payable were recorded as liabilities on the Company's consolidated balance sheet at June 30, 2016. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners' non-controlling interest. These amounts were paid on July 15, 2016.

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

In April 2012, the Company entered into a forward starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 mo. LIBOR and pays to the counterparty a fixed rate of 1.92%. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019.

In December 2012, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $25.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 mo.LIBOR and pays to the counterparty a fixed rate of 0.89%. This swap effectively converted $25.0 million of variable-rate borrowings to fixed-rate borrowings from December 6, 2012 to April 4, 2018.

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 mo.LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 mo.LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021.

In June 2016, we entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on 1 mo. LIBOR and pay to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023.

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated these derivative instruments as cash flow hedges. As such, the effective portion of changes in the fair value of the derivatives designated and that qualify as cash flow hedges is recorded as a component of other comprehensive income (loss). The ineffective portion of the change in fair value of the derivative instrument is recognized directly in interest expense. For the three and six months ended June 30, 2016 and 2015, the Company has not recorded any hedge ineffectiveness in earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2.4 million will be reclassified as an increase to interest expense.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
	June 30,	December 31,	June 30,	December 31,
Interest Rate Derivatives	2016	2015	2016	2015

Interest Rate Swap	5	4	$187,268,358	$145,740,838

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets.

	Asset Derivatives
	June 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	Other Assets	$–	Other Assets	$98,562

	Liability Derivatives

	June 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	Other Liabilities	$7,815,472	Other Liabilities	$3,301,108

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and other comprehensive loss for the three and six months ending June 30, 2016 and 2015.

Derivatives in Cash Flow Hedging Relationships	Amount of Income/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Income/(Loss) Reclassifed from Accumulated OCI into Income (Effective Portion)	Amount of Income/(Loss) Reclassified from Accumulated OCI into Expense (Effective Portion)

	2016	2015		2016	2015
Three months ended June 30
Interest rate swaps	$ (1,677,250)	$ 1,621,177	Interest Expense	$ (533,368)	$ (629,100)
Six months ended June 30
Interest rate swaps	$ (4,612,926)	$ (390,650)	Interest Expense	$ (1,194,264)	$ (1,405,448)

Credit-risk-related Contingent Features

The Company has agreements with two of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of June 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.5 million. As of June 30, 2016, the Company has not posted any collateral related to these. If the Company had breached any of these provisions at June 30, 2016, it could have been required to settle its obligations under the agreements at their termination value of $7.5 million.

Although our derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheets.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2016 and December 31, 2015. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the consolidated balance sheets:

Offsetting of Derivative Assets

As of June 30, 2016
Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$-	$-	$-	$-	$-	$-

Offsetting of Derivative Liabilities

As of June 30, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$7,815,472	$-	$7,815,472	$-	$-	$7,815,472

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Offsetting of Derivative Assets

As of December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$98,562	$-	$98,562	$-	$-	$98,562

Offsetting of Derivative Liabilities

As of December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$3,301,108	$-	$3,301,108	$-	$-	$3,301,108

Note 8 – Discontinued Operations

There were no properties classified as discontinued operations for the three months ended June 30, 2016 and 2015.

Note 9 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value

On January 1, 2008, the Company adopted FASB Accounting Standards Codification Topic 820 Fair Value Measurements and Disclosure (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Derivative Financial Instruments

Currently, the Company uses interest rate swap agreements to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.

To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2016
Asset:
Interest rate swaps	$-	$-	$-	$-

Liability:
Interest rate swaps	$-	$7,815,472	$-	$7,815,472
Mortgage notes payable	$-	$-	$94,683,533	$90,464,356
Unsecured term loans	$-	$-	$101,327,953	$99,417,855
Senior unsecured notes	$-	$-	$99,710,010	$99,197,009
Revolving credit facility	$-	$98,000,000	$-	$98,000,000

Note 10 – Equity Incentive Plan

The Company estimates the fair value of restricted stock grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

As of June 30, 2016, there was $5.9 million of total unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.5 years. The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock.

The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

Restricted stock activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Unvested restricted stock at December 31, 2015	212,943	$29.07

Restricted stock granted	83,458	$36.65
Restricted stock vested	(68,574)	$26.87
Restricted stock forfeited	(6,577)	$35.58

Unvested restricted stock at June 30, 2016	221,250	$32.40

Note 11 – Subsequent Events

In connection with the preparation of its financial statements the Company has evaluated events that occurred subsequent to June 30, 2016 through the date on which these financial statements were available to be issued to determine whether any of these events required disclosure in the financial statements.

On July 1, 2016, the Operating Partnership, entered into a $40.0 million term loan agreement. The $40.0 million seven-year unsecured term loan facility (the “2023 Term Loan) is due July 1, 2023. Borrowings under the 2023 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, and the Company entered into an interest rate swap starting on August 1, 2016 to fix LIBOR at 1.3985% until maturity.

There were no other reportable subsequent events or transactions.

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

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and listed on the New York Stock Exchange (“NYSE”) in 1994. The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which the Company is the sole general partner and in which it held a 98.6% interest as of June 30, 2016.

As of June 30, 2016, the Company’s portfolio consisted of 326 properties located in 42 states and totaling approximately 6.3 million square feet of gross leasable area. As of June 30, 2016, the portfolio was approximately 99.6% leased and had a weighted average remaining lease term of approximately 11.0 years. Substantially all of the Company’s tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

Second Quarter 2016 Highlights

During the three months ended June 30, 2016, the Company purchased 34 retail net lease assets for approximately $151.5 million, including acquisition and closing costs. These properties are located in 15 states and are 100% leased to 23 different tenants operating in 15 diverse retail sectors for a weighted average lease term of approximately 11.6 years. The underwritten weighted average capitalization rate on the Company’s second quarter 2016 acquisitions was approximately 7.8%.

During the three months ended June 30, 2016, the Company sold one asset, a Walgreens property in Port St. John, FL, for gross proceeds of $7.3 million. The Company recorded a net gain of approximately $2.8 million on the sale.

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

During the three months ended June 30, 2016, the Company issued 15,156 shares of common stock under its ATM program realizing gross proceeds of approximately $0.6 million. As of June 30, 2016, the Company had approximately $57.4 remaining under the ATM program.

Recent Accounting Pronouncements

Refer to Note 2 to the June 30, 2016, Interim Consolidated Financial Statements.

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

Results of Operations

Comparison of Three Months Ended June 30, 2016 to Three Months Ended June 30, 2015

Minimum rental income increased $3,940,000, or 25%, to $19,912,000 in 2016, compared to $15,972,000 in 2015. Approximately $4,470,000 of the increase was due to the acquisition of additional net lease properties and approximately $215,000 was due to the development of new net lease properties. These increases were partially offset by a reduction in minimum rental income of approximately $745,000 relating to properties that were sold.

Percentage rents decreased $134,000 to $7,000 in 2016, compared to $141,000 in 2015. The decrease was the result of earlier recognition of percentage rent in the second quarter of 2016, compared to the recognition of percentage rent that took place in the second quarter of 2015.

Operating cost reimbursements paragraph should read - Operating cost reimbursements increased $836,000, or 76%, to $1,934,000 in 2016, compared to $1,098,000 in 2015. Operating cost reimbursements increased primarily due to higher levels of recoverable property operating expenses, including real estate taxes, acquisition, disposition and development activity. The portfolio recovery rate decreased to 82% in 2016 compared to 86% in 2015 due to timing of property expenses and reimbursements.

Other income decreased by $17,000 to ($9,000) in 2016 from $8,000 in 2015. The primary driver of the decrease was the reclassification of revenue from other income to operating cost reimbursements.

Real estate taxes increased $575,000, or 67%, to $1,438,000 in 2016, compared to $863,000 in 2015. The increase was due to the ownership of additional properties in the second quarter of 2016 compared to the second quarter of 2015 for which we remit real estate taxes and are subsequently reimbursed by tenants.

Property operating expenses increased by $512,000, or 123%, to $928,000 in 2016, compared to $416,000 in 2015. The increase was primarily due to the ownership of additional properties in the second quarter of 2016 compared to the second quarter of 2015 which contributed to higher property maintenance, utilities and insurance expenses. Our tenants subsequently reimbursed us for the majority of these expenses.

Land lease payments increased $26,000, or 19%, to $163,000 in 2016, compared to $137,000 for 2015. The increase is the result of the Company acquiring properties after the second quarter of 2015 that are subject to land leases.

General and administrative expenses increased $298,000, or 17%, to $2,042,000 in 2016, compared to $1,744,000 in 2015. The increase is primarily the result of increased employee and professional costs. General and administrative expenses as a percentage of total revenue decreased to 9.3% for 2016 from 10.1% in 2015.

Depreciation and amortization increased $1,548,000, or 38%, to $5,665,000 in 2016, compared to $4,117,000 in 2015. The increase was due to the ownership of additional properties in the first and second quarter of 2016 compared to the first and second quarter of 2015 for which we are subsequently reimbursed by tenants.

The Company recorded no impairment charges during the second quarter of 2016.

Interest expense increased $564,000, or 19%, to $3,497,000 in 2016, compared to $2,933,000 for 2015. The increase in interest expense is primarily a result of the $100,000,000 senior unsecured notes issued in May 2015, offset by the repayment of the $8.6 million portfolio mortgage loan due 2016.

The Company recognized a net gain of $2,718,000 during the second quarter of 2016, including a gain of $2,753,000 on the sale of a Walgreens in Port St. Johns, Florida. The Company also recorded additional costs of approximately $35,000 associated with a property sold in 2015. The Company recognized a net gain of $3,456,000 on the sale of three properties during the second quarter of 2015.

Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015

Minimum rental income increased $7,877,000, or 26%, to $38,403,000 in 2016, compared to $30,526,000 in 2015. Approximately $8,827,000 of the increase was due to the acquisition of additional net lease properties and approximately $360,000 was due to the development of new net lease properties. These increases were partially offset by a reduction in minimum rental income of approximately $1,310,000 relating to properties that were sold.

Percentage rents increased $39,000, or 26%, to $190,000 in 2016, compared to $151,000 in 2015. The increase was the result of increased performance of tenants whose leases are subject to percentage rent.

Operating cost reimbursements increased $1,247,000, or 55%, to $3,523,000 in 2016, compared to $2,276,000 in 2015. Operating cost reimbursements increased primarily due to higher levels of recoverable property operating expenses, including real estate taxes, acquisition, disposition and development activity. The portfolio recovery rate was 87% for 2016, in the same recovery rate as 2015.

Other income decreased by $58,000 in 2016 from $10,000 in 2015. The primary driver of the decrease was the reversal of other income recognized in the fourth quarter of 2015.

Real estate taxes increased $935,000, or 58%, to $2,561,000 in 2016, compared to $1,626,000 in 2015. The increase was due to the ownership of additional properties in the first and second quarter of 2016 compared to the first and second quarter of 2015 for which we remit real estate taxes and are subsequently reimbursed by tenants.

Property operating expenses increased by $514,000, or 52%, to $1,501,000 in 2016, compared to $987,000 in 2015. The increase was due to the ownership of additional properties in the first and second quarter of 2016 compared to the first and second quarter of 2015.

Land lease payments increased $58,000, or 21%, to $327,000 in 2016, compared to $269,000 for 2015. The increase is the result of the Company’s acquisition of properties after the second quarter of 2015 that are subject to land leases.

General and administrative expenses increased $675,000, or 20%, to $4,087,000 in 2016, compared to $3,412,000 in 2015. The increase is primarily the result of increased employee and professional costs. General and administrative expenses as a percentage of total revenue decreased to 9.7% for 2016 from 10.4% in 2015.

Depreciation and amortization increased $3,079,000, or 40%, to $10,750,000 in 2016, compared to $7,671,000 in 2015. The increase was primarily the result of year-to-date acquisition and development activity.

The Company recorded no impairment charges during the first half of 2016.

Interest expense increased $1,751,000, or 32%, to $7,145,000 in 2016, compared to $5,394,000 for 2015. The increase in interest expense is primarily a result of the $100,000,000 senior unsecured notes issued in May 2015, offset by (i) the repayment of the $8.6 million portfolio mortgage loan due in the first quarter of 2016; and (ii) the repayment of the $2.4 million secured mortgage in the first quarter of 2015.

The Company recognized a net gain of $2,718,000 during the first half of 2016, including a gain of $2,753,000 on the sale of a Walgreens in Port St. Johns, Florida. The Company also recorded additional costs of approximately $35,000 associated with a property sold in 2015. During the first half of 2015, the Company recognized a net gain of $3,555,000 on the sale of four properties, including (i) a gain of $3,313,000 on the sale of Marshall Plaza, a Kmart-anchored shopping center in Marshall, Michigan; (ii) a gain of $376,000 on the sale of a former Border’s store in Lawrence, Kansas; (iii) a loss of $233,000 on the sale of an outlot to the Company’s Meijer’s store in Plainfield, Indiana; and (iv) a gain of $99,000 on the sale of a Sonic restaurant in Waynesboro, Virginia.

Net income attributable to the Company increased $397,000, to $10,661,000 in 2016, from $10,264,000 in 2015 as a result of the foregoing factors.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on its outstanding indebtedness, distributions to its shareholders and future property acquisitions and development.

The Company expects to meet its short term liquidity requirements through cash provided from operations and borrowings under its $150.0 million unsecured revolving credit facility (the “Credit Facility”). As of June 30, 2016, $98.0 million was outstanding on the Credit Facility and $52.0 million was available for future borrowings. The Company anticipates funding its long term capital needs through cash provided from operations, borrowings under the Credit Facility, the issuance of long term debt or the issuance of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

On July 1, 2016, the Operating Partnership, entered into a $40.0 million term loan agreement. The $40.0 million seven-year unsecured term loan facility (the “2023 Term Loan) is due July 1, 2023. Borrowings under the 2023 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, and the Company entered into an interest rate swap starting on August 1, 2016 to fix LIBOR at 1.3985% until maturity.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Capitalization

As of June 30, 2016, the Company’s total market capitalization was approximately $1.5 billion. Market capitalization consisted of $1.2 billion of common equity (based on the June 30, 2016 closing price on the NYSE of $48.24 per common share and assuming the conversion of operating partnership units in the Operating Partnership (“OP units”)) and $389.6 million of total debt, including (i) $91.6 million of mortgage notes payable; (ii) $100.0 million of unsecured term loans; (ii) $100.0 million of senior unsecured notes; and (iii) $98.0 million of borrowings under our Credit Facility. Our ratio of total debt to total market capitalization was 25.2% at June 30, 2016.

At June 30, 2016, the non-controlling interest in the Operating Partnership represented ownership of 1.4% of the Operating Partnership. The OP Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged OP Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all OP Units, there would have been 23,985,462 shares of common stock outstanding at June 30, 2016.

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

The Credit Facility is due July 21, 2018, with an additional one-year extension at the Company’s option, subject to customary conditions. Borrowings under the Credit Facility are priced at LIBOR plus 135 to 200 basis points, depending on the Company’s leverage. As of June 30, 2016, $98.0 million was outstanding under the Credit Facility bearing a weighted average interest rate of approximately 1.85% and $52.0 million was available for borrowing.

The 2021 Term Loan matures on July 21, 2021. Borrowings under the 2021 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, and the Company entered into interest rate swaps to fix LIBOR at 2.09% until maturity. As of June 30, 2016, $65.0 million was outstanding under the 2021 Term Loan bearing an all-in interest rate of 3.74%.

The 2020 Term Loan matures on September 29, 2020. Borrowings under the 2020 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, and the Company entered into interest rate swaps to fix LIBOR at 2.20% until maturity. As of June 30, 2016, $35.0 million was outstanding under the 2020 Term Loan bearing an all-in interest rate of 3.85%.

The Revolving Credit and Term Loan Facility contains customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties, and permitted investments. The Company was in compliance with the covenant terms at June 30, 2016.

Senior Unsecured Notes

As of June 30, 2016, the Company had outstanding $100.0 million principal amount of senior unsecured notes (the “Senior Unsecured Notes”) consisting of two series, including $50.0 million of 4.16% notes due May 30, 2025 and $50.0 million of 4.26% notes due May 30, 2027. The weighted average term of the Senior Unsecured Notes is 11 years and the weighted average interest rate is 4.21%.

Mortgage Notes Payable

As of June 30, 2016, the Company had total mortgage indebtedness of $91.6 million. Including our mortgages that have been swapped to a fixed interest rate, our weighted average interest rate on mortgage debt was 4.83%. The following table summarizes our mortgage notes payable as of June 30, 2016 (in thousands):

	Interest		Principal Amount Outstanding
Mortgage Note Payable	Rate (1)	Maturity	June 30, 2016	December 31, 2015
Portfolio Mortgage Loan due 2016	6.56%	June 2016 (2)	$-	$8,580
Secured Term Loan due 2017	3.62%	May 2017 (3)	20,403	20,741
Secured Term Loan due 2018	2.49%	April 2018	25,000	25,000
Portfolio Mortgage Loan due 2020	6.90%	January 2020	5,846	6,553
Single Asset Mortgage Loan due 2020	6.24%	January 2020	3,089	3,129
CMBS Portfolio Loan due 2023	3.60%	January 2023	23,640	23,640
Single Asset Mortgage Loan due 2023	5.01%	September 2023	5,372	5,447
Portfolio CTL due 2026	6.27%	July 2026	8,206	8,494
Total			$91,556	$101,584

(1) Includes the effects of variable interest rates that have been swapped to a fixed interest rates.

(2) Mortgage secured by three Wawa locations was paid off on March 11, 2016 in the amount of $8,580,000.

(3) Subject to certain conditions, the maturity date of this loan can be extended to May 2019 at our option.

The mortgage loans encumbering our properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At June 30, 2016, the mortgage loan of $20.4 million was partially recourse to us and secured by a limited guaranty of payment and performance for approximately 50% of the loan amount.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2016 (in thousands):

		Remainder of
	Total	2016	2017-2018	2019-2020	Thereafter
Mortgage Notes Payable	$91,556	$1,506	$50,031	$6,618	$33,401
Revolving Credit Facility	98,000	-	98,000	-	-
Unsecured Term Loans	100,000	-	-	35,000	65,000
Senior Unsecured Notes	100,000	-	-	-	100,000
Land Lease Obligations	11,295	320	1,281	1,265	8,429
Estimated Interest Payments on Mortgage Notes Payable, Unsecured Term Loans and Senior Unsecured Notes	88,059	6,692	24,483	18,888	37,996
Total	$488,910	$8,518	$173,795	$61,771	$244,826

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

Dividends

During the quarter ended June 30, 2016, we declared a quarterly dividend of $0.48 per share. The cash dividend was paid on July 15, 2016 to holders of record on June 30, 2016.

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

The following table provides a reconciliation of FFO and net income for the three months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
Reconciliation of Funds from Operations to Net Income	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$10,828,326	$10,464,834	$18,414,654	$16,959,010
Depreciation of real estate assets	3,594,937	2,922,878	6,957,016	5,477,647
Amortization of leasing costs	24,175	29,320	46,526	59,072
Amortization of lease intangibles	2,026,972	1,149,613	3,712,461	2,102,674
Gain on sale of assets	(2,717,903)	(3,456,206)	(2,717,903)	(3,535,310)
Funds from Operations	$13,756,507	$11,110,439	$26,412,754	$21,063,093

Funds from Operations Per Share - Diluted	$0.61	$0.62	$1.22	$1.18

Weighted average shares and OP units outstanding
Basic	22,533,144	17,886,977	21,663,160	17,805,318
Diluted	22,612,758	17,934,671	21,732,717	17,859,037

The following table provides a reconciliation of AFFO and net income for the three months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
Reconciliation of Adjusted Funds from Operations to Net Income	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$10,828,326	$10,464,834	$18,414,654	$16,959,010
Cumulative adjustments to calculate FFO	2,928,181	645,605	7,998,100	4,104,083
Funds from Operations	$13,756,507	$11,110,439	$26,412,754	$21,063,093
Straight-line accrued rent	(656,082)	(608,421)	(1,304,988)	(1,206,348)
Deferred revenue recognition	(115,845)	(115,845)	(231,690)	(231,690)
Stock based compensation expense	600,897	520,842	1,308,927	1,044,797
Amortization of financing costs	121,744	115,881	239,344	225,302
Non-real estate depreciation	18,618	15,371	33,948	31,367
Loss on debt extinguishment	-	-	-	179,867
Adjusted Funds from Operations	$13,725,839	$11,038,267	$26,458,295	$21,106,388

Adjusted Funds from Operations Per Share - Diluted	$0.61	$0.62	$1.22	$1.18

Additional supplemental disclosure
Scheduled principal repayments	$728,029	$682,750	$1,448,208	$1,359,579
Capitalized interest	$6,114	$1,511	$13,383	$2,512
Capitalized building improvements	$28,756	$-	$28,756	$-

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

($ in thousands)
	2016	2017	2018	2019	2020	Thereafter	Total
Mortgage Notes Payable	$1,506	$22,455	$27,576	$2,751	$3,867	$33,401	$91,556
Average Interest Rate	5.91%	7.38%	2.87%	6.59%	6.21%	4.21%

Unsecured Revolving Credit Facility	$-	$-	$98,000	$-	$-	$-	$98,000
Average Interest Rate			1.85%

Unsecured Term Loans	$-	$-	$-	$-	$35,000	$65,000	$100,000
Average Interest Rate					3.85%	3.74%

Senior Unsecured Notes	$-	$-	$-	$-	$-	$100,000	$100,000
Average Interest Rate						4.21%

The fair value (in thousands) is estimated at $94,684, $101,328 and $99,710 for mortgage notes payable, unsecured term loans and senior unsecured notes, respectively, as of June 30, 2016.

The table above incorporates those exposures that exist as of June 30, 2016; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In April 2012, we entered into a forward starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 1.92%. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of June 30, 2016, this interest rate swap was valued as a liability of $0.7 million.

In December 2012, we entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $25.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 0.89%. This swap effectively converted $25.0 million of variable-rate borrowings to fixed-rate borrowings from December 6, 2012 to April 4, 2018. As of June 30, 2016, this interest rate swap was valued as a liability of $0.2 million.

In September 2013, we entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of June 30, 2016, this interest rate swap was valued as a liability of $2.1 million.

In July 2014, we entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of June 30, 2016, this interest rate swap was valued as a liability of $3.9 million.

In June 2016, we entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rate on $40.0 million in variable rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on 1 mo. LIBOR and pay to the counterparty a fixed rate of 1.40%. The swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023.

We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of June 30, 2016.

As of June 30, 2016, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $1.0 million.

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

Item 1A.	Risk Factors

There have been no material changes from our risk factors set forth under Item 1A of Part 1 of our most recently filed Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

*10.1	The Term Loan Agreement dated July 1, 2016, among Agree Limited Partnership, Capital One and the other lenders party thereto

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Matthew M. Partridge, Chief Financial Officer

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Matthew M. Partridge, Chief Financial Officer

*101	The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Agree Realty Corporation

/s/ JOEL N. AGREE
Joel N. Agree
President and Chief Executive Officer

/s/ MATTHEW M. PARTRIDGE
Matthew M. Partridge
Chief Financial Officer

Date: July 27, 2016

