Form 10-Q
period 2016-09-30
AGREE REALTY CORP
filed 2016-10-24
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016, or

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

As of October 24, 2016, the Registrant had 24,067,974 shares of common stock, $0.0001 par value, outstanding.

AGREE REALTY CORPORATION

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

PART I.       FINANCIAL INFORMATION

Item 1.         Financial Statements

	September 30,
	2016	December 31,
	(Unaudited)	2015

ASSETS
Real Estate Investments
Land	$295,311	$225,274
Buildings	662,612	526,912
Less accumulated depreciation	(65,884)	(56,401)
	892,039	695,785
Property under development	5,795	3,663
Net Real Estate Investments	897,834	699,448

Cash and Cash Equivalents	11,491	2,712
Cash Held in Escrows	12,292	-

Accounts Receivable - Tenants, net of allowance of
$50 and $35 for possible losses at September 30, 2016 and December 31, 2015	10,623	7,418

Unamortized Deferred Expenses
Credit facility finance costs, net of accumulated amortization of $1,693 and $1,532 at September 30, 2016 and December 31, 2015, respectively	406	543

Leasing costs, net of accumulated amortization of $637 and $554 at September 30, 2016 and December 31, 2015, respectively	1,229	665

Lease intangibles, net of accumulated amortization of $16,438 and $10,578 at September 30, 2016 and December 31, 2015, respectively	102,602	76,552

Other Assets	2,336	2,569

Total Assets	$1,038,813	$789,907

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	September 30,
	2016	December 31,
	(Unaudited)	2015

LIABILITIES
Mortgage Notes Payable	$69,594	$100,391

Unsecured Term Loans	159,211	99,390

Senior Unsecured Notes	159,156	99,161

Unsecured Revolving Credit Facility	47,000	18,000

Dividends and Distributions Payable	11,631	9,758

Deferred Revenue	-	541

Accrued Interest Payable	2,571	963

Accounts Payable and Accrued Expenses
Capital expenditures	136	122
Operating	6,847	3,926

Interest Rate Swaps	6,437	3,301

Deferred Income Taxes	705	705

Tenant Deposits	94	29

Total Liabilities	463,382	336,287

STOCKHOLDERS' EQUITY
Common stock, $.0001 par value, 45,000,000 shares authorized, 23,884,220 and 20,637,301 shares issued and outstanding, respectively	2	2
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized
Series A junior participating preferred stock, $.0001 par value, 200,000 authorized, no shares issued and outstanding	-	-
Additional paid-in-capital	607,627	482,514
Dividends in excess of net income	(28,339)	(28,262)
Accumulated other comprehensive loss	(6,311)	(3,130)

Total Stockholders' Equity - Agree Realty Corporation	572,979	451,124
Non-controlling interest	2,452	2,496
Total Stockholders' Equity	575,431	453,620

Total Liabilities and Stockholders' Equity	$1,038,813	$789,907

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues
Minimum rents	$22,279	$16,736	$60,682	$47,262
Percentage rents	7	38	197	189
Operating cost reimbursement	1,845	970	5,368	3,246
Other income	30	106	(18)	115
Total Revenues	24,161	17,850	66,229	50,812

Operating Expenses
Real estate taxes	1,473	716	4,035	2,342
Property operating expenses	169	424	1,669	1,411
Land lease payments	163	174	490	443
General and administrative	2,020	1,769	6,107	5,180
Depreciation and amortization	6,151	4,985	16,901	12,656
Total Operating Expenses	9,976	8,068	29,202	22,032

Income from Operations	14,185	9,782	37,027	28,780

Other (Expense) Income
Interest expense, net	(4,091)	(3,505)	(11,236)	(8,899)
Gain (Loss) on sale of assets	4,415	8,599	7,133	12,134
Loss on debt extinguishment	(33)	-	(33)	(180)

Net Income	14,476	14,876	32,891	31,835

Less Net Income Attributable to Non-Controlling Interest	213	281	506	608

Net Income Attributable to Agree Realty Corporation	$14,263	$14,595	$32,385	$31,227

Net Income Per Share Attributable to Agree Corporation
Basic	$0.61	$0.81	$1.47	$1.77
Diluted	$0.61	$0.81	$1.46	$1.76

Other Comprehensive Income
Net income	$14,476	$14,876	$32,891	$31,835
Other Comprehensive Income (Loss)	1,378	(2,538)	(3,236)	(2,929)
Total Comprehensive Income	15,854	12,338	29,655	28,906
Comprehensive Income Attributable to Non-Controlling Interest	(229)	(231)	(456)	(552)

Comprehensive Income Attributable to Agree Realty Corporation	$15,625	$12,107	$29,199	$28,354

Weighted Average Number of Common Shares Outstanding - Basic:	23,454,083	18,008,592	22,034,389	17,653,482

Weighted Average Number of Common Shares Outstanding - Diluted:	23,563,331	18,064,318	22,127,329	17,716,362

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per-share data)

(Unaudited)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	Excess of Net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2015	20,637,301	$2	$482,514	$(28,262)	$(3,130)	$2,496	$453,620
Issuance of common stock, net of issuance costs	3,190,607	-	124,099	-	-	-	124,099
Repurchase of common shares	(20,569)	-	(712)	-	-	-	(712)
Issuance of restricted stock under the Omnibus Incentive Plan	83,458	-	-	-	-	-	-
Forfeiture of restricted stock	(6,577)	-	-	-	-	-	-
Vesting of restricted stock	-	-	1,726	-	-	-	1,726
Dividends and distributions declared for the period	-	-	-	(32,462)	-	(495)	(32,957)
Other comprehensive income (loss) - change in fair value of interest rate swaps	-	-	-	-	(3,181)	(55)	(3,236)
Net income	-	-	-	32,385	-	506	32,891
Balance, September 30, 2016	23,884,220	$2	$607,627	$(28,339)	$(6,311)	$2,452	$575,431

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash Flows from Operating Activities
Net income	$32,891	$31,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,958	8,752
Amortization	5,943	3,904
Amortization from financing and credit facility costs	523	525
Stock-based compensation	1,726	1,522
(Gain) loss on extinguishment of debt	33	180
(Gain) loss on sale of assets	(7,133)	(12,134)
(Increase) decrease in cash held in escrows	(12,292)	-
(Increase) decrease in accounts receivable	(3,204)	(1,631)
(Increase) decrease in other assets	167	473
Increase (decrease) in accounts payable	2,798	29
Increase (decrease) in deferred revenue	(541)	(348)
Increase (decrease) in accrued interest	1,608	1,247
Increase (decrease) in tenant deposits	65	(8)
Net Cash Provided by Operating Activities	33,542	34,346

Cash Flows from Investing Activities
Acquisition of real estate investments	(235,855)	(161,693)
Development of real estate investments and other (including capitalized interest of $27 in 2016 and $17 in 2015)	(20,262)	(5,346)
Payment of leasing costs	(648)	(66)
Net proceeds from sale of assets	22,098	28,132
Net Cash Used In Investing Activities	(234,667)	(138,973)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	124,099	38,795
Repurchase of common shares	(712)	-
Unsecured revolving credit facility borrowings	227,000	128,000
Unsecured revolving credit facility repayments	(198,000)	(116,000)
Payments of mortgage notes payable	(31,059)	(4,467)
Unsecured term loan proceeds	60,283	-
Senior unsecured notes proceeds	60,000	100,000
Dividends paid	(30,593)	(24,209)
Limited partners' distributions paid	(490)	(475)
Debt extinguishment costs	-	(150)
Payments for financing costs	(624)	(886)
Net Cash Provided by Financing Activities	209,904	120,608

Net Increase (Decrease) in Cash and Cash Equivalents	8,779	15,981
Cash and Cash Equivalents, beginning of period	2,712	5,399
Cash and Cash Equivalents, end of period	$11,491	$21,380

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$9,159	$9,143
Cash paid (refunded) for income tax	$8	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued under equity incentive plans	$3,059	$2,464

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Our assets are held by, and all of our operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which we are the sole general partner and in which we held a 98.6% interest as of September 30, 2016. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the “Company,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying unaudited consolidated financial statements for the nine months ended September 30, 2016 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the nine months ended September 30, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016. Amounts as of December 31, 2015 included in the consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2015.

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

Segment Reporting

We are primarily in the business of acquiring, developing and managing retail real estate which we consider one reporting segment. The Company has no other reporting segments.

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

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, in-place lease intangibles are valued based on the Company’s estimate of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition. Above-and-below market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and management’s estimate of current market lease rates for the property, measured over a period equal to the remaining non-cancelable term of the lease.

The fair value of identified intangible assets and liabilities acquired is amortized to depreciation and amortization over the remaining term of the related leases.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We had $10.7 million and $1.7 million in cash as of September 30, 2016 and December 31, 2015, respectively, in excess of the FDIC insured limit.

Cash Held in Escrows

Escrows include amounts established pursuant to various agreements for security deposits, property taxes, insurance and other costs. Escrows also include cash held by qualified intermediaries for possible like-kind exchanges in accordance with Section 1031 of the Internal Revenue Code in connection with the sales of the Company’s properties.

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

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

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

The following schedule summarizes the Company’s amortization of deferred expenses for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Credit Facility Financing Costs	$57	$59	$162	$176
Leasing Costs	38	25	83	74
Lease Intangibles	2,148	1,718	5,860	3,820
Total	$2,243	$1,802	$6,105	$4,070

The following schedule represents estimated future amortization of deferred expenses as of September 30, 2016 (in thousands):

Year Ending December 31,	2016
	(remaining)	2017	2018	2019	2020	Thereafter	Total

Credit Facility Financing Costs	$59	$225	$122	$-	$-	$-	$406
Leasing Costs	40	163	161	159	138	568	1,229
Lease Intangibles	2,121	8,941	8,766	8,263	7,998	66,513	102,602
Total	$2,220	$9,329	$9,049	$8,422	$8,136	$67,081	$104,237

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Weighted average number of common shares outstanding	23,674,133	18,213,436	22,254,439	17,858,326
Less: Unvested restricted stock	(220,050)	(204,844)	(220,050)	(204,844)
Weighted average number of common shares outstanding used in basic earnings per share	23,454,083	18,008,592	22,034,389	17,653,482

Weighted average number of common shares outstanding used in basic earnings per share	23,454,083	18,008,592	22,034,389	17,653,482
Effect of dilutive securities: restricted stock	109,248	55,726	92,940	62,880
Weighted average number of common shares outstanding used in diluted earnings per share	23,563,331	18,064,318	22,127,329	17,716,362

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

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

The Company has established taxable REIT subsidiaries (“TRS”) pursuant to the provisions of the Internal Revenue Code. The Company’s TRS entities are able to engage in activities resulting in income that would be non-qualifying income for a REIT. As a result, certain activities of the Company which occur within its TRS entities are subject to federal and state income taxes. As of September 30, 2016 and December 31, 2015, the Company had accrued a deferred income tax amount of $705,000. In addition, the Company recognized no income tax expense for the three months ended September 30, 2016 and 2015, respectively, and $7,747 and $25,100 for the nine months ended September 30, 2016 and 2015, respectively.

Fair Values of Financial Instruments

The Company’s estimates of the fair value of financial and non-financial assets and liabilities are based on the framework established in the fair value accounting guidance. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

Level 1 –	Valuation is based upon quoted prices in active markets for identical assets or liabilities.

Level 2 –	Valuation is based upon inputs other than in Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include option pricing models, discounted cash flow models and similar techniques.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force.” The objective of ASU No. 2016-15 is to provide specific guidance on eight cash flow classification issues and how to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics.The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We are still in the process of determining the impact that the implementation of ASU 2016-15 will have on the Company’s financial statements.

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments.” The objective of ASU No. 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the current incurred impairment methodology in current GAAP is to be replaced by a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers, the amendments in the update are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are still in the process of determining the impact that the implementation of ASU 2016-13 will have on the Company’s financial statements.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends ASC Topic 718, Stock Compensation. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 will allow entities to make an accounting policy election for the impact of most types of forfeitures on the recognition of expense for share-based payment awards by allowing the forfeitures to be either estimated, as is currently required, or recognized when they actually occur. If elected, the change to recognize forfeitures when they occur will be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to retained earnings. ASU 2016-09 will be effective for the Company at the beginning of fiscal 2017, including interim periods in the year of adoption. Early adoption is permitted in any interim or annual period. The Company has adopted ASU 2016-09 in the context of how the Company accounts for stock forfeitures, which is reflected in the Company’s financial statements.

In March 2016, the Financial Accounting Standards Board issued ASU No. 2016-05 “Derivatives and Hedging (Topic 815):  Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”.  ASU 2016-05 addresses the impact on hedge accounting due to a change in a counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815.  The amendments in this update apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815.  The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18) continue to be met.  For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  We have reviewed ASU 2016-05 in the context of our hedge accounting and determined that it will have no impact upon adoption.

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02 “Leases.” The new standard creates Topic 842, Leases, in FASB Accounting Standards Codification (FASB ASC) and supersedes FASB ASC 840, Leases. ASU 2016-02 requires a lessee to recognize the assets and liabilities that arise from leases (operating and finance). However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The main difference between the existing guidance on accounting for leases and the new standard is that operating leases will now be recorded in the statement of financial position as assets and liabilities. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases and operating leases. ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating land lease arrangements for which it is the lessee. Current GAAP requires only capital (finance) leases to be recognized in the statement of financial position and amounts related to operating leases largely are reflected in the financial statements as rent expense on the income statement and in disclosures to the financial statements. ASU No. 2016-02 is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018. Early adoption is permitted. We are still in the process of determining the impact that the implementation of ASU 2016-02 will have on the Company’s financial statements.

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

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

In March 2016, the Financial Accounting Standards Board issued ASU No. 2016-08 “Revenue from Contracts with Customers: Principal versus Agent Considerations.” In April 2016, the Financial Accounting Standards Board issued ASU No. 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” In May 2016, the Financial Accounting Standards Board issued ASU No. 2016-12 “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.” The amendments in these updates do not change the core principle of the guidance in Topic 606. The amendments only clarify the implementation guidance. We are still in the process of determining the impact that the implementation of ASU 2016-08, 2014-9, 2016-12, and 2016-10 will have on the Company’s financial statements.

Note 3 – Real Estate Investments

Real Estate Portfolio

The Company’s real estate investments consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands, except number of properties):

	September 30, 2016	December 31, 2015

Number of Properties	341	278
Gross Leasable Area	6,685	5,207

Land	$295,311	$225,274
Buildings	662,612	526,912
Property under Development	5,795	3,663
Gross Real Estate Investments	$963,718	$755,849
Less Accumulated Depreciation	$(65,884)	(56,401)
Net Real Estate Investments	$897,834	$699,448

Lease Intangibles

The following table details lease intangibles, net of accumulated amortization, as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015

Intangible Lease Asset - In-Place Leases	$59,602	$47,052
Less: Accumulated Amortization	(10,667)	(7,239)
Intangible Lease Asset - Above-Market Leases	94,968	61,241
Less: Accumulated Amortization	(11,936)	(7,367)
Intangible Lease Liability - Below-Market Leases	(35,530)	(21,164)
Less: Accumulated Amortization	6,165	4,029
Lease Intangible Asset, net	$102,602	$76,552

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Investments

During the three months ended September 30, 2016, the Company purchased 14 retail net lease assets for approximately $49.5 million, including acquisition and closing costs. These properties are located in 11 states and are leased to 13 different tenants operating in 11 diverse retail sectors for a weighted average lease term of approximately 10.6 years. The underwritten weighted average capitalization rate on the Company’s acquisitions was approximately 8.0%.

During the nine months ended September 30, 2016, the Company purchased 60 retail net lease assets for approximately $234.0 million, which includes acquisition and closing costs. These properties are located in 23 states and are leased to 40 different tenants operating in 20 diverse retail sectors for a weighted average lease term of approximately 10.7 years. The underwritten weighted average capitalization rate on the Company’s acquisitions was approximately 7.8%.

The aggregate acquisitions for the nine months ended September 30, 2016 were allocated $69.4 million to land, $132.6 million to buildings and improvements, and $32.0 million to lease intangibles. The acquisitions were all cash purchases and there were no contingent considerations associated with these acquisitions.

None of the Company’s acquisitions during the first nine months of 2016 caused any new or existing tenant to comprise 10% or more of its total assets or generate 10% or more of its total annualized base rent at September 30, 2016.

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

Dispositions

During the three months ended September 30, 2016, the Company sold two assets for net proceeds of $15.0 million; a Walgreens property in Rancho Cordova, California and a Walgreens property in Macomb, Michigan. The Company recorded a net gain of approximately $4.4 million on the sales.

During the nine months ended September 30, 2016, the Company sold three assets for net proceeds of $22.1 million, including the two assets described above, in addition to the sale of a Walgreens in Port St. Johns, Florida. The Company recorded a net gain of approximately $7.1 million on the sales.

Note 4 – Debt

In April 2015, FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the gross carrying amount of that debt liability, consistent with debt discounts. We adopted ASU 2015-03 effective March 31, 2016, and appropriately applied the guidance retrospectively to our Mortgage Notes Payable, Unsecured Term Loans and Senior Unsecured Notes for all periods presented. Unamortized debt issuance costs of approximately $2.8 million and $2.7 million are now included as of September 30, 2016, and December 31, 2015, respectively (previously included in Unamortized Deferred Expenses on our Consolidated Balance Sheets).

As of September 30, 2016, the Company had total gross indebtedness of $437.8 million, including (i) $70.6 million of mortgage notes payable; (ii) $160.2 million of unsecured term loans; (iii) $160.0 million of senior unsecured notes; and (iv) $47.0 million of borrowings under $150.0 million revolving credit facility (the “Credit Facility”).

Mortgage Notes Payable

As of September 30, 2016, the Company had total gross mortgage indebtedness of $70.6 million which was collateralized by related real estate with an aggregate net book value of $90.5 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.83%.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

In August 2016, the Company prepaid a $20.3 million amortizing mortgage note (the “Mortgage Note”) due May 2017, secured by 7 properties, that had an interest rate of LIBOR plus 170 basis points.  Concurrently therewith, the Company entered into a $20.3 million unsecured amortizing term loan (the “2019 Term Loan”).  Refer to Revolving Credit and Term Loan Facility section below for further detail.

In March 2016, the Company prepaid a mortgage note payable with an outstanding balance of $8.6 million. The fully-amortizing loan carried a 6.56% interest rate and the final monthly payment was due in June 2016.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Mortgages payable consisted of the following (in thousands):

	September 30, 2016	December 31, 2015

Note payable in monthly installments of interest only at 6.56% annum, with a balloon payment in the amount of $8,580,000 was repaid on March 11, 2016; collateralized by related real estate and tenants’ leases	$-	$8,580

Note payable in monthly principal installments of $56,380 plus interest at 170 basis points over LIBOR, swapped to a fixed rate of 3.62% as of December 31, 2015. A balloon payment in the amount of $20,283,000 was repaid on August 19, 2016; collateralized by related real estate and tenants’ leases	-	20,741

Note payable in monthly installments of interest only at LIBOR plus 160 basis points, swapped to a fixed rate of 2.49% with a balloon payment due April 4, 2018; collateralized by related real estate and tenants' leases	25,000	25,000

Note payable in monthly installments of $153,838, including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	5,483	6,553

Note payable in monthly installments of $23,004, including interest at 6.24% per annum, with a balloon payment of $2,781,819 due February 2020; collateralized by related real estate and tenant lease	3,070	3,129

Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 1, 2023; collateralized by related real estate and tenants' leases	23,640	23,640

Note payable in monthly installments of $35,673, including interest at 5.01% per annum, with a balloon payment of $4,034,627 due September 2023; collateralized by related real estate and tenant lease	5,334	5,448

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	8,059	8,493

Total principal	70,586	101,584
Unamortized debt issuance costs	(992)	(1,193)
Total	$69,594	$100,391

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Debt Maturities

The following table presents scheduled principal payments related to our debt as of September 30, 2016 (in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2016	$758	$-	$758
2017	3,147	-	3,147
2018 (1)	3,337	72,000	75,337
2019	3,008	18,290	21,298
2020	1,100	37,767	38,867
Thereafter	9,761	288,640	298,401
Total	$21,111	$416,697	$437,808

(1)	The balloon payment balance includes the balance outstanding under the Credit Facility as of September 30, 2016. The Credit Facility matures in July 2018 and may be extended for one year at the Company’s election, subject to certain conditions.

Senior Unsecured Notes

The following table presents the Senior Unsecured Notes balance net of unamortized debt issuance costs as of September 30, 2016, and 2015 (in thousands):

	September 30, 2016	December 31, 2015

2025 Senior Unsecured Note	$50,000	$50,000
2027 Senior Unsecured Note	50,000	50,000
2028 Senior Unsecured Note	60,000	-
Total Principal	160,000	100,000

Unamortized debt issuance costs	(844)	(839)
Total	$159,156	$99,161

In May 2015, the Company completed a private placement of $100.0 million principal amount of senior unsecured notes (the “Senior Unsecured Notes”). The Senior Unsecured Notes were sold in two series; $50 million of 4.16% notes due in May 2025 and $50.0 million of 4.26% notes due in May 2027. The weighted average term of the Senior Unsecured Notes is 11 years and the weighted average interest rate is 4.21%. Proceeds from the issuance were used to repay borrowings under the Company's Credit Facility and for general corporate purposes.

In July 2016, the Company completed a private placement of $60.0 million principal amount of senior unsecured notes (the “2028 Senior Unsecured Notes”).  The Senior Unsecured Notes bear a fixed interest rate of 4.42% per annum and mature in July 2028. Proceeds from the issuance were used to repay borrowings under the Company's Credit Facility and for general corporate purposes.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Revolving Credit and Term Loan Facility

The following table presents the Unsecured Term Loans balance net of unamortized debt issuance costs as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015

2019 Term Loan	$20,223	$-
2020 Term Loan	35,000	35,000
2021 Term Loan	65,000	65,000
2023 Term Loan	40,000	-
Total Principal	160,223	100,000

Unamortized debt issuance costs	(1,012)	(610)
Total	$159,211	$99,390

The Company has in place a $250.0 million senior unsecured revolving credit and term loan facility (the “Revolving Credit and Term Loan Facility”) consisting of (i) the $150.0 million Credit Facility; (ii) a $65.0 million seven-year unsecured term loan facility (the “2021 Term Loan”); and (iii) a $35.0 million unsecured term loan facility due 2020 (the “2020 Term Loan”).

The Credit Facility is due July 2018, with an additional one-year extension at the Company’s option, subject to customary conditions. Borrowings under the Credit Facility are priced at LIBOR plus 135 to 200 basis points, depending on the Company’s leverage. As of September 30, 2016, $47.0 million was outstanding under the Credit Facility, bearing a weighted average interest rate of approximately 1.87%, and $103.0 million was available for borrowing.

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matures in May 2019 (the “2019 Term Loan”).  Borrowings under the 2019 Term Loan are priced at LIBOR plus 170 basis points. In order to fix LIBOR on the 2019 Term Loan at 1.92% until maturity, the Company had an interest rate swap agreement in place, which was assigned by the lender under the Mortgage Note to the 2019 Term Loan lender.  As of September 30, 2016, $20.2 million was outstanding under the 2019 Term Loan bearing an all-in interest rate of 3.62%.

The 2020 Term Loan matures in September 2020. Borrowings under the 2020 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, and the Company entered into interest rate swaps to fix LIBOR at 2.20% until maturity. As of September 30, 2016, $35.0 million was outstanding under the 2020 Term Loan bearing an all-in interest rate of 3.85%.

The 2021 Term Loan matures in July 2021. Borrowings under the 2021 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, and the Company entered into interest rate swaps to fix LIBOR at 2.09% until maturity. As of September 30, 2016, $65.0 million was outstanding under the 2021 Term Loan bearing an all-in interest rate of 3.74%.

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures in July 2023 (the “2023 Term Loan”).  Borrowings under the 2023 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage. The Company entered into interest rate swap to fix LIBOR at 1.40% until maturity.  As of September 30, 2016, $40.0 million was outstanding under the 2023 Term Loan, which is subject to an all-in interest rate of 3.05%.

The Revolving Credit and Term Loan Facility contain customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties and permitted investments. The Company was in compliance with the covenant terms at September 30, 2016.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

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

On May 6, 2015, the Company implemented a $100.0 million at-the-market equity program (“ATM”) by entering into multiple equity distribution agreements through which the Company may, from time to time, sell shares of common stock. The Company uses the proceeds generated from its ATM program for general corporate purposes including funding our investment activity, the repayment or refinancing of outstanding indebtedness, working capital and other general purposes.

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

During the three months ended September 30, 2016, the Company issued 246,565 shares of common stock under its ATM program at a weighted average price of $49.66, realizing gross proceeds of approximately $12.2 million.

During the nine months ended September 30, 2016, the Company issued 315,607 shares of common stock under its ATM program at a weighted average price of $47.21, realizing gross proceeds of approximately $14.9 million. The Company has approximately $45.8 million remaining under the ATM program as of September 30, 2016.

Note 6 – Dividends and Distribution Payable

On September 6, 2016, the Company declared a dividend of $0.48 per share for the quarter ended September 30, 2016. The holders of limited partnership interests in the Operating Partnership (“OP Units”) were entitled to an equal distribution per OP Unit held as of September 30, 2016. The dividends and distributions payable were recorded as liabilities on the Company's consolidated balance sheet at September 30, 2016. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners' non-controlling interest. These amounts were paid on October 14, 2016.

Note 7 – Derivative Instruments and Hedging Activity

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risk, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and, to a limited extent, through the use of derivative instruments.

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

In April 2012, the Company entered into an amortizing forward starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 mo. LIBOR and pays to the counterparty a fixed rate of 1.92%. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

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

In June 2016, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 mo. LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023.

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated these derivative instruments as cash flow hedges. As such, the effective portion of changes in the fair value of the derivatives designated and that qualify as cash flow hedges is recorded as a component of other comprehensive income (loss). The ineffective portion of the change in fair value of the derivative instrument is recognized directly in interest expense. For the three and nine months ended September 30, 2016 and 2015, the Company has not recorded any hedge ineffectiveness in earnings. Amounts in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2.0 million will be reclassified as an increase to interest expense.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands except number of instruments):

	Number of Instruments		Notional
	September 30,	December 31,	September 30,	December 31,
Interest Rate Derivatives	2016	2015	2016	2015

Interest Rate Swap	5	4	$185,283	$145,741

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets (in thousands).

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

	Asset Derivatives
	September 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	Other Assets	$-	Other Assets	$99

	Liability Derivatives
	September 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	Other Liabilities	$6,437	Other Liabilities	$3,301

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and other comprehensive loss for the three and nine months ending September 30, 2016 and 2015 (in thousands).

Derivatives in Cash Flow Hedging Relationships	Amount of Income/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Income/(Loss) Reclassifed from Accumulated OCI into Income (Effective Portion)	Amount of Income/(Loss) Reclassified from Accumulated OCI into Expense (Effective Portion)

	2016	2015		2016	2015
Three months ended September 30
Interest rate swaps	$1,378	$(2,538)	Interest Expense	$(585)	$(628)
Nine months ended September 30
Interest rate swaps	$(3,236)	$(2,929)	Interest Expense	$(1,779)	$(2,033)

Credit-risk-related Contingent Features

The Company has agreements with two of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of September 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6.2 million. As of September 30, 2016, the Company has not posted any collateral related to these. If the Company had breached any of these provisions as of September 30, 2016, it could have been required to settle its obligations under the agreements at their termination value of $6.2 million.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Although our derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheets.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2016 and December 31, 2015. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the consolidated balance sheets (in thousands):

Offsetting of Derivative Assets

As of September 30, 2016

Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$-	$-	$-	$-	$-	$-

Offsetting of Derivative Liabilities

As of September 30, 2016

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$6,437	$-	$6,437	$-	$-	$6,437

Offsetting of Derivative Assets

As of December 31, 2015

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$99	$-	$99	$-	$-	$99

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Offsetting of Derivative Liabilities

As of December 31, 2015

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$3,301	$-	$3,301	$-	$-	$3,301

Note 8 – Discontinued Operations

There were no properties classified as discontinued operations for the three and nine months ended September 30, 2016 and 2015.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls, is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2016
Asset:
Interest rate swaps	$-	$-	$-	$-

Liability:
Interest rate swaps	$-	$6,437	$-	$6,437
Mortgage notes payable	$-	$-	$73,363	$69,594
Unsecured term loans	$-	$-	$160,915	$159,211
Senior unsecured notes	$-	$-	$159,520	$159,156
Revolving credit facility	$-	$47,000	$-	$47,000

Note 10 – Equity Incentive Plan

The Company estimates the fair value of restricted stock grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of September 30, 2016, there was $5.3 million of total unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.3 years. The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock.

The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Restricted stock activity is summarized as follows (in thousands):

	Shares Outstanding	Weighted Average Grant Date Fair Value

Unvested restricted stock at December 31, 2015	212,943	$29.07

Restricted stock granted	83,458	$36.65
Restricted stock vested	(69,774)	$26.87
Restricted stock forfeited	(6,577)	$35.58

Unvested restricted stock at September 30, 2016	220,050	$32.43

Note 11 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to September 30, 2016 through the date on which these financial statements were available to be issued to determine whether any of these events required disclosure in the financial statements.

There were no reportable subsequent events or transactions.

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

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and listed on the New York Stock Exchange (“NYSE”) in 1994. The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which the Company is the sole general partner and in which it held a 98.6% interest as of September 30, 2016.

As of September 30, 2016, the Company’s portfolio consisted of 341 properties located in 43 states and totaling approximately 6.7 million square feet of gross leasable area. As of September 30, 2016, the portfolio was approximately 99.6% leased and had a weighted average remaining lease term of approximately 10.8 years. Substantially all of the Company’s tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

Third Quarter 2016 Highlights

During the three months ended September 30, 2016, the Company purchased 14 retail net lease assets for approximately $49.5 million, which includes acquisition and closing costs. These properties are located in 11 states and are 100% leased to 13 different tenants operating in 11 diverse retail sectors for a weighted average lease term of approximately 10.6 years. The underwritten weighted average capitalization rate on the Company’s third quarter 2016 acquisitions was approximately 8.0%.

During the three months ended September 30, 2016, the Company sold two assets for net proceeds of $15.0 million, a Walgreens property in Rancho Cordova, California and a Walgreens property in Macomb, Michigan. The Company recorded a net gain of approximately $4.4 million on the sales.

During the three months ended September 30, 2016, the Company issued 246,565 shares of common stock under its at-the-market (“ATM”) program realizing gross proceeds of approximately $12.2 million. As of September 30, 2016, the Company had approximately $45.8 remaining under the ATM program.

Recent Accounting Pronouncements

Refer to Note 2 to the September 30, 2016, Interim Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company’s management to use judgment in the application of accounting policies, including making estimates and assumptions. Management bases estimates on the best information available at the time, its experience, and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting principles would have been applied, resulting in a different presentation of the interim consolidated financial statements. From time to time, the Company may re-evaluate its estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of the Company’s critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The Company has not made any material changes to these policies during the periods covered by this quarterly report.

Results of Operations

Comparison of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015

Total rental income increased $5.5 million, or 33%, to $22.3 million for the three months ended September 30, 2016, compared to $16.8 million for the three months ended September 30, 2015. Approximately $5.7 million of the increase was due to the acquisition of additional net lease properties and approximately $0.3 million was due to the development of new net lease properties. These increases were partially offset by a reduction in minimum rental income of approximately $0.5 million relating to properties that were sold.

Operating cost reimbursements increased $0.8 million, or 90%, to $1.8 million for the three months ended September 30, 2016, compared to $1.0 million for the three months ended September 30, 2015. Operating cost reimbursements increased primarily due to higher levels of recoverable property operating expenses, including real estate taxes, acquisition, disposition and development activity. The portfolio recovery rate increased to 112% for the three months ended September 30, 2016 compared to 85% for the three months ended September 30, 2015 due to timing of property operating expenses and reimbursements.

Other income remained generally consistent with prior periods.

Real estate taxes increased $0.8 million, or 106%, to $1.5 million for the three months ended September 30, 2016, compared to $0.7 million for the three months ended September 30, 2015. The increase was due to the ownership of additional properties in the third quarter of 2016 compared to the third quarter of 2015 for which we remit real estate taxes and are subsequently reimbursed by tenants.

Property operating expenses decreased by $0.2 million, or (60%), to $0.2 million for the three months ended September 30, 2016, compared to $0.4 million for the three months ended September 30, 2015. The decrease was primarily due to timing of property operating expenses. Our tenants subsequently reimbursed us for the majority of these expenses.

Land lease payments remained generally consistent with prior periods.

General and administrative expenses increased $0.2 million, or 14%, to $2.0 million for the three months ended September 30, 2016, compared to $1.8 million for the three months ended September 30, 2015. The increase is primarily the result of increased employee count and associated professional costs. General and administrative expenses as a percentage of total revenue decreased to 8.4% for the three months ended September 30, 2016 from 9.9% for the three months ended September 30, 2015.

Depreciation and amortization increased $1.2 million, or 23%, to $6.2 million for the three months ended September 30, 2016, compared to $5.0 million for the three months ended September 30, 2015. The increase was due to the ownership of additional properties for the three months ended September 30, 2016 compared to three months ended September 30, 2015.

The Company recorded no impairment charges during the third quarter of 2016.

Interest expense increased $0.6 million, or 17%, to $4.1 million for the three months ended September 30, 2016, compared to $3.5 million for the three months ended September 30, 2015. The increase in interest expense is primarily a result of the $40.0 million 2023 Term Loan issued in July 2016 and the $60.0 million 2028 Senior Unsecured Notes issued in August 2016 which were offset by the repayment of the $8.6 million portfolio mortgage loan due 2016.

The Company recognized a net gain of $4.4 million during the third quarter of 2016, including a gain of $3.5 million on the sale of a Walgreens in Rancho Cordova, California and a gain of $1.0 million on the sale of a Walgreens in Macomb, Michigan. The Company also recorded additional costs of approximately $0.1 million associated with a property sold in the second quarter of 2016. The Company recognized a net gain of $8.6 million on the sale of four properties during the third quarter of 2015.

Net income attributable to the Company decreased $0.3 million, to $14.3 million for the three months ended September 30, 2016, compared to $14.6 million for the three months ended September 30, 2015 for the reasons set forth above.

Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015

Total rental income increased $13.4 million, or 28%, to $60.9 million for the nine months ended September 30, 2016, compared to $47.5 million for the nine months ended September 30, 2015. Approximately $14.5 million of the increase was due to the acquisition of additional net lease properties and approximately $0.7 million was due to the development of new net lease properties. These increases were partially offset by a reduction in minimum rental income of approximately $2.0 million relating to properties that were sold. Other minimum rental income adjustments, such as base rent increases, attributed to an increase of $0.2 million.

Operating cost reimbursements increased $2.2 million, or 65%, to $5.4 million for the nine months ended September 30, 2016, compared to $3.2 million for the nine months ended September 30, 2015. Operating cost reimbursements increased primarily due to higher levels of recoverable property operating expenses, including real estate taxes, acquisition, disposition and development activity. The portfolio recovery rate was 94% for the nine months ended September 30, 2016, compared to 86% for the nine months ended September 30, 2015.

Other income remained generally consistent with prior periods.

Real estate taxes increased $1.7 million, or 72%, to $4.0 million for the nine months ended September 30, 2016, compared to $2.3 million for the nine months ended September 30, 2015. The increase was due to the ownership of additional properties in 2016 compared to 2015 for which we remit real estate taxes and are subsequently reimbursed by tenants.

Property operating expenses increased by $0.3 million, or 18%, to $1.7 million for the nine months ended September 30, 2016, compared to $1.4 million for the nine months ended September 30, 2015. The increase was due to the ownership of additional properties in 2016 compared to 2015, partially offset by the timing of certain expenses.

Land lease payments increased $0.1 million, or 11%, to $0.5 million for the nine months ended September 30, 2016, compared to $0.4 million for the nine months ended September 30, 2015. The increase is the result of the Company’s acquisition of properties after the second quarter of 2015 that are subject to land leases.

General and administrative expenses increased $0.9 million, or 18%, to $6.1 million for the nine months ended September 30, 2016, compared to $5.2 million for the nine months ended September 30, 2015. The increase is primarily the result of increased employee count and associated professional costs. General and administrative expenses as a percentage of total revenue decreased to 9.2% for the nine months ended September 30, 2016 from 10.2% for the nine months ended September 30, 2015.

Depreciation and amortization increased $4.2 million, or 34%, to $16.9 million for the nine months ended September 30, 2016, compared to $12.7 million for the nine months ended September 30, 2015. The increase was primarily the result of year-to-date acquisition and development activity.

The Company recorded no impairment charges during the first nine months of 2016.

Interest expense increased $2.3 million, or 26%, to $11.2 million for the nine months ended September 30, 2016, compared to $8.9 million for the nine months ended September 30, 2015. The increase in interest expense is primarily a result of the $40.0 million 2023 Term Loan issued in July 2016 and the $60.0 million 2028 Senior Unsecured Notes issued August, 2016 which were offset by the repayment of the $8.6 million portfolio mortgage loan due 2016 and the repayment of the $2.4 million secured mortgage in the first quarter of 2015.

The Company recognized a net gain of $7.1 million during the first nine months of 2016, including (i) a gain of $3.5 million on the sale of a Walgreen’s in Rancho Cordova, California; (ii) a gain of $1.0 million on the sale of a Walgreens in Macomb, Michigan; and (iii) a gain of $2.7 million on the sale of a Walgreens in Port St. John, Florida. The Company also recorded additional costs of approximately $0.1 million associated with a property sold in the third quarter of 2015. During the first nine months of 2015, the Company recognized a net gain of $12.1 million on the sale of eight properties, including (i) a gain of $3.3 million on the sale of Marshall Plaza, a Kmart-anchored shopping center in Marshall, Michigan; (ii) a gain of $0.4 million on the sale of a former Border’s store in Lawrence, Kansas; (iii) a loss of $0.3 million on the sale of two outlots to the Company’s Meijer – occupied store in Plainfield, Indiana; (iv) a gain of $0.1 million on the sale of a Sonic restaurant in Waynesboro, Virginia; (v) a gain of $8.0 million on the sale of Lakeland Plaza, a shopping center in Lakeland, Florida; and (vi) a gain of $0.6 million on the sale of Ferris Commons, a shopping center located in Big Rapids, Michigan.

Net income attributable to the Company increased $1.2 million, to $32.4 million for the nine months ended September 30, 2016, from $31.2 million for the nine months ended September 30, 2015 for the reasons set forth above.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on its outstanding indebtedness, distributions to its shareholders and future property acquisitions and development.

On May 6, 2015, the Company implemented a $100.0 million at-the-market equity program (“ATM program”) by entering into multiple equity distribution agreements which the Company may, from time to time, sell shares of common stock. The Company uses the proceeds generated from its ATM program for general corporate purposes including funding our investment activity, the repayment or refinancing of outstanding indebtedness, working capital and other general purposes.

The Company completed a follow-on offering of 2,875,000 shares of common stock in May 2016. The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $109.7 million after deducting the underwriting discount. The proceeds from the offering were used to pay down amounts outstanding under the Credit Facility and for general corporate purposes.

The Company expects to meet its short term liquidity requirements through cash provided from operations and borrowings under its $150.0 million unsecured revolving credit facility (the “Credit Facility”). As of September 30, 2016, $47.0 million was outstanding on the Credit Facility and $103.0 million was available for future borrowings. The Company anticipates funding its long term capital needs through cash provided from operations, borrowings under the Credit Facility, the issuance of long term debt or the issuance of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Capitalization

As of September 30, 2016, the Company’s total market capitalization was approximately $1.6 billion. Market capitalization consisted of $1.2 billion of common equity (based on the September 30, 2016 closing price on the NYSE of $49.44 per common share and assuming the conversion of operating partnership units in the Operating Partnership (“OP units”)) and $437.8 million of total debt, including (i) $70.6 million of mortgage notes payable; (ii) $160.2 million of unsecured term loans; (ii) $160.0 million of senior unsecured notes; and (iii) $47.0 million of borrowings under our Credit Facility. Our ratio of total debt to total market capitalization was 26.8% at September 30, 2016.

At September 30, 2016, the non-controlling interest in the Operating Partnership represented ownership of 1.4% of the Operating Partnership. The OP Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged OP Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all OP Units, there would have been 24,231,839 shares of common stock outstanding at September 30, 2016.

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

The Credit Facility is due in July 2018, with an additional one-year extension at the Company’s option, subject to customary conditions. Borrowings under the Credit Facility are priced at LIBOR plus 135 to 200 basis points, depending on the Company’s leverage. As of September 30, 2016, $47.0 million was outstanding under the Credit Facility, bearing a weighted average interest rate of approximately 1.87%; and $103.0 million was available for borrowing.

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matures in May 2019 (the “2019 Term Loan”).  Borrowings under the 2019 Term Loan are priced at LIBOR plus 170 basis points. In order to fix LIBOR on the 2019 Term Loan at 1.92% until maturity, the Company had an interest rate swap agreement in place, which was assigned by the lender under the Mortgage Note to the 2019 Term Loan lender.  As of September 30, 2016, $20.2 million was outstanding under the 2019 Term Loan bearing an all-in interest rate of 3.62%.

The 2020 Term Loan matures in September 2020. Borrowings under the 2020 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, and the Company entered into interest rate swaps to fix LIBOR at 2.20% until maturity. As of September 30, 2016, $35.0 million was outstanding under the 2020 Term Loan bearing an all-in interest rate of 3.85%.

The 2021 Term Loan matures in July 2021. Borrowings under the 2021 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, and the Company entered into interest rate swaps to fix LIBOR at 2.09% until maturity. As of September 30, 2016, $65.0 million was outstanding under the 2021 Term Loan bearing an all-in interest rate of 3.74%.

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures in July 2023 (the “2023 Term Loan”).  Borrowings under the 2023 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage, and the Company entered into interest rate swap to fix LIBOR at 1.40% until maturity.  As of September 30, 2016, $40.0 million was outstanding under the 2023 Term Loan, which is subject to an all-in interest rate of 3.05%.

The Revolving Credit and Term Loan Facility contain customary covenants, including, among others, financial covenants regarding debt levels, total liabilities, tangible net worth, fixed charge coverage, unencumbered borrowing base properties, and permitted investments. The Company was in compliance with the covenant terms at September 30, 2016.

Senior Unsecured Notes

As of September 30, 2016, the Company had $160.0 million principal amount of senior unsecured notes outstanding consisting of $50.0 million of 4.16% notes due May 30, 2025 (the “2025 Notes”), $50.0 million of 4.26% notes due in May 2027 (and, together with the 2025 Notes, the “Senior Unsecured Notes”) and $60 million of 4.42% notes due in July 2028 (the “2028 Senior Unsecured Notes”). The weighted average term of the Senior Unsecured Notes is 11.3 years and the weighted average interest rate is 4.29%.

Mortgage Notes Payable

As of September 30, 2016, the Company had total mortgage indebtedness of $70.6 million. Including our mortgages that have been swapped to a fixed interest rate, our weighted average interest rate on mortgage debt was 4.83%. The following table summarizes our mortgage notes payable as of September 30, 2016 (in thousands):

	Interest		Principal Amount Outstanding
Mortgage Note Payable	Rate (1)	Maturity	September 30, 2016	December 31, 2015
Portfolio Mortgage Loan due 2016	6.56%	June 2016 (2)	$-	$8,580
Secured Term Loan due 2017	3.62%	May 2017 (3)	-	20,741
Secured Term Loan due 2018	2.49%	April 2018	25,000	25,000
Portfolio Mortgage Loan due 2020	6.90%	January 2020	5,483	6,553
Single Asset Mortgage Loan due 2020	6.24%	January 2020	3,070	3,129
CMBS Portfolio Loan due 2023	3.60%	January 2023	23,640	23,640
Single Asset Mortgage Loan due 2023	5.01%	September 2023	5,334	5,448
Portfolio CTL due 2026	6.27%	July 2026	8,059	8,493
Total			$70,586	$101,584

(1) Includes the effects of variable interest rates that have been swapped to fixed interest rates.

(2) Mortgage secured by three Wawa locations was paid off on March 11, 2016 in the amount of $8.6 million.

(3) Secured Term Loan due 2017 secured by seven locations was paid off August 18, 2016 in the amount of $20.3 million.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2016 (in thousands):

		Remainder of
	Total	2016	2017-2018	2019-2020	Thereafter
Mortgage Notes Payable	$70,586	$579	$29,987	$6,618	$33,402
Revolving Credit Facility	47,000	-	47,000	-	-
Unsecured Term Loans	160,223	179	1,497	53,547	105,000
Senior Unsecured Notes	160,000	-	-	-	160,000
Land Lease Obligations	11,135	160	1,281	1,265	8,429
Estimated Interest Payments on Mortgage Notes Payable, Unsecured Term Loans and Senior Unsecured Notes	115,013	4,155	32,025	27,522	51,311
Total	$563,957	$5,073	$111,790	$88,952	$358,142

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

Dividends

During the quarter ended September 30, 2016, we declared a quarterly dividend of $0.48 per share. The cash dividend was paid on October 14, 2016 to holders of record on September 30, 2016.

Inflation

The Company’s leases typically contain provisions to mitigate the adverse impact of inflation on its results of operations. Tenant leases generally provide for limited increases in rent as a result of fixed increases or increases in the consumer price index. Certain Company’s leases contain clauses enabling it to receive percentage rents based on tenants’ gross sales, which generally increase as prices rise. During times when inflation is greater than increases in rent, rent increases will not keep up with the rate of inflation.

Substantially all of the Company’s properties are leased to tenants under long-term net leases, which require the tenant to pay certain operating expenses for a property, thereby reducing the Company’s exposure to operating cost increases resulting from inflation. Inflation may have an adverse impact on the Company’s tenants.

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

The following table provides a reconciliation from net income to FFO for the three months and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Reconciliation from Net Income to Funds from Operations
Net income	$14,476	$14,876	$32,891	$31,835
Depreciation of real estate assets	3,947	3,221	10,904	8,698
Amortization of leasing costs	38	29	85	88
Amortization of lease intangibles	2,148	1,710	5,860	3,813
Gain on sale of assets	(4,415)	(8,599)	(7,133)	(12,134)
Funds from Operations	$16,194	$11,237	$42,607	$32,300

Funds from Operations Per Share - Diluted	$0.68	$0.61	$1.90	$1.79

Weighted average shares and OP units outstanding
Basic	23,801,702	18,356,211	22,382,007	18,001,079
Diluted	23,910,950	18,411,938	22,474,948	18,063,958

The following table provides a reconciliation of AFFO and net income for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Reconciliation from Net Income to Adjusted Funds from Operations
Net income	$14,476	$14,876	$32,891	$31,835
Cumulative adjustments to calculate FFO	1,718	(3,639)	9,716	465
Funds from Operations	$16,194	$11,237	$42,607	$32,300
Straight-line accrued rent	(857)	(609)	(2,162)	(1,816)
Deferred revenue recognition	(309)	(116)	(541)	(348)
Stock based compensation expense	555	477	1,864	1,522
Amortization of financing costs	122	130	361	355
Non-real estate depreciation	19	15	53	47
Loss on debt extinguishment	33	-	33	180
Adjusted Funds from Operations	$15,757	$11,134	$42,215	$32,240

Adjusted Funds from Operations Per Share - Diluted	$0.66	$0.60	$1.88	$1.78

Additional supplemental disclosure
Scheduled principal repayments	$748	$701	$2,196	$2,061
Capitalized interest	$14	$14	$27	$17
Capitalized building improvements	$376	$73	$405	$73

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

($ in thousands)
	2016	2017	2018	2019	2020	Thereafter	Total
Mortgage Notes Payable	$579	$2,412	$27,576	$2,751	$3,867	$33,401	$70,586
Average Interest Rate	6.58%	6.59%	2.87%	6.59%	6.21%	4.07%

Unsecured Revolving Credit Facility	$-	$-	$47,000	$-	$-	$-	$47,000
Average Interest Rate			1.87%

Unsecured Term Loans	$179	$736	$761	$18,547	$35,000	$105,000	$160,223
Average Interest Rate	3.74%	3.74%	3.74%	3.74%	3.85%	3.40%

Senior Unsecured Notes	$-	$-	$-	$-	$-	$160,000	$160,000
Average Interest Rate						4.28%

The fair value is estimated at $73.4 million, $160.9 million and $159.5 million for mortgage notes payable, unsecured term loans and senior unsecured notes, respectively, as of September 30, 2016.

The table above incorporates those exposures that exist as of September 30, 2016; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In April 2012, we entered into a forward starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 1.92%. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of September 30, 2016, this interest rate swap was valued as a liability of $0.5 million.

In December 2012, we entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $25.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on 1 mo. LIBOR and pay to the counterparty a fixed rate of 0.89%. This swap effectively converted $25.0 million of variable-rate borrowings to fixed-rate borrowings from December 6, 2012 to April 4, 2018. As of September 30, 2016, this interest rate swap was valued as a liability of $0.1 million.

In September 2013, we entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of September 30, 2016, this interest rate swap was valued as a liability of $1.8 million.

In July 2014, we entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of September 30, 2016, this interest rate swap was valued as a liability of $3.4 million.

In June 2016, we entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rate on $40.0 million in variable rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on 1 mo. LIBOR and pay to the counterparty a fixed rate of 1.40%. The swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of September 30, 2016, this interest rate swap was valued as a liability of $0.8 million.

We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of September 30, 2016.

As of September 30, 2016, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $0.5 million.

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

Item 1A.	Risk Factors

There have been no material changes from our risk factors set forth under Item 1A of Part 1 of our most recently filed Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

*10.1	Note Purchase Agreement by Agree Limited Partnership dated July 28, 2016

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Matthew M. Partridge, Chief Financial Officer

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Matthew M. Partridge, Chief Financial Officer

*101	The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Agree Realty Corporation

/s/ JOEL N. AGREE
Joel N. Agree
President and Chief Executive Officer

/s/ MATTHEW M. PARTRIDGE
Matthew M. Partridge
Chief Financial Officer, Executive Vice President and Secretary

Date:	October 24, 2016

