Form 10-K
period 2016-12-31
AGREE REALTY CORP
filed 2017-02-23
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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
Yes ☒ No ☐

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

Large accelerated filer ☒         Accelerated filer ☐         Non-accelerated filer ☐         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was approximately $1,140,289,546 as of June 30, 2016, based on the closing price of $48.24 on the New York Stock Exchange on that date.

At February 20, 2017, there were 26,146,543 shares of common stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholder meeting to be held in 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K as noted herein.

AGREE REALTY CORPORATION

PART I

Cautionary Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project,” or similar expressions. Forward-looking statements in this report include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated expenditures of capital, and other matters. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations, include, but are not limited to: the global and national economic conditions and changes in general economic, financial and real estate market conditions; changes in our business strategy; risks that our acquisition and development projects will fail to perform as expected; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; our ability to re-lease space at acceptable rates as leases expire; loss or bankruptcy of one or more of our major tenants; a failure of our properties to generate additional income to offset increases in operating expenses; our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes and the limitations imposed on our business by our status as a REIT; legislative or regulatory changes, including changes to laws governing REITs; and other factors discussed in “Item 1A. - Risk Factors” and elsewhere in this report and in subsequent filings with the Securities and Exchange Commission (“SEC”). We caution you that any such statements are based on currently available operational, financial and competitive information, and that you should not place undue reliance on these forward-looking statements, which reflect our management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward–looking statements to reflect events or circumstances as they occur.

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

General

Agree Realty Corporation, a Maryland corporation, is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. We were founded in 1971 by our current Executive Chairman, Richard Agree, and our common stock was listed on the New York Stock Exchange (“NYSE”) in 1994.

As of December 31, 2016, our portfolio consisted of 366 properties located in 43 states and totaling approximately 7.0 million square feet of gross leasable area (“GLA”). See “Item 2 – Properties – Geographic Diversification” for more information on market concentrations. Our portfolio included 363 net lease properties, which contributed approximately 98.1% of annualized base rent, and three community shopping centers, which generated the remaining 1.9% of annualized base rent.

As of December 31, 2016, our portfolio was approximately 99.6% leased and had a weighted average remaining lease term of approximately 10.6 years. A significant majority of our properties are leased to national tenants and approximately 45.6% of our annualized base rent was derived from tenants, or parents thereof, with an investment grade credit rating. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

Our assets are held by, and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 98.7% interest as of December 31, 2016. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership.

As of December 31, 2016, we had 24 full-time employees, including executive, investment, due diligence, construction, accounting, asset management and administrative personnel.

Our principal executive offices are located at 70 E. Long Lake Road, Bloomfield Hills, MI 48304 and our telephone number is (248) 737-4190. We maintain a website at www.agreerealty.com. Our reports are electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and can be accessed through this site, free of charge, as soon as reasonably practicable after we electronically file or furnish such reports. These filings are also available on the SEC’s website at www.sec.gov. Our website also contains copies of our corporate governance guidelines and code of business conduct and ethics, as well as the charters of our audit, compensation and nominating and governance committees. The information on our website is not part of this report.

Recent Developments

Investments

During 2016, we completed approximately $311.9 million of investments in net leased retail real estate, including acquisition and closing costs. Total investment volume includes the acquisition of 82 properties for an aggregate purchase price of approximately $295.6 million and the completed development of ten properties for an aggregate cost of approximately $16.3 million. These 92 properties are net leased to 56 different tenants operating in 24 sectors and are located in 30 states. These assets are 100% leased for a weighted average lease term of approximately 11.1 years, and the weighted average capitalization rate on our investments was approximately 7.9%.

We calculate the weighted average capitalization rate on our investments by dividing annual expected net operating income derived from the properties by the total investment in the properties. Annual expected net operating income is defined as the straight-line rent for the base term of the lease, less property level expenses (if any) that are not recoverable from the tenant.

Dividends

We increased our quarterly dividend per share from $0.465 in March 2016 to $0.480 in June 2016 and further increased our quarterly dividend per share to $0.495 in December 2016.

The quarterly dividend per share of $0.495 represents an annualized dividend of $1.98 per share and an annualized dividend yield of approximately 4.3% based on the last reported sales price of our common stock listed on the NYSE of $46.05 on December 30, 2016. We have paid a quarterly cash dividend for 91 consecutive quarters and, although we expect to continue our policy of paying quarterly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our recent pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Financing

In May 2016, we issued 2,875,000 shares of common stock at a price of $39.75 per share, including 375,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares. After underwriting discounts and other offering costs of $4.6 million, net proceeds of approximately $109.6 million were used to repay borrowings under our revolving credit facility, to fund property acquisitions and for general corporate purposes.

In October 2016, we issued 2,087,250 shares of common stock at a price of $47.50 per share, including 272,250 shares purchased by the underwriters upon the exercise of their option to purchase additional shares. After underwriting discounts and other offering costs of $5.8 million, net proceeds of approximately $95.0 million were primarily used to repay borrowings under our revolving credit facility, to fund property acquisitions and for general corporate purposes.

In July 2016, we entered into a private placement of $60.0 million principal amount of senior unsecured notes. The senior unsecured notes bear a fixed interest rate of 4.42% per annum and mature in July 2028. Proceeds from the issuance were used to repay borrowings under our revolving credit facility and for general corporate purposes.

In July 2016, we completed a $40.0 million unsecured term loan facility that matures in July 2023. Borrowings under the term loan are priced at LIBOR plus 165 to 225 basis points, depending on our leverage. We entered into an interest rate swap to fix LIBOR at 1.40% until maturity.  As of December 31, 2016, $40.0 million was outstanding under the term loan, which is subject to an all-in interest rate of 3.05%.

In August 2016, we prepaid a $20.3 million amortizing mortgage note due May 2017, secured by seven properties, that had an interest rate of LIBOR plus 170 basis points.  Concurrently therewith, we entered into a $20.3 million unsecured amortizing term loan. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Unsecured Term Loan Facilities” for further detail.

In August 2016, we entered into a $20.3 million unsecured amortizing term loan facility that matures in May 2019. Borrowings under the unsecured amortizing term loan facility are priced at LIBOR plus 170 basis points. In order to fix LIBOR on the term loan facility at 1.92% until maturity, we had an interest rate swap agreement in place, which was assigned by the lender under the prior secured facility to the lender under the unsecured amortizing term loan facility.  As of December 31, 2016, $20.0 million was outstanding under the unsecured amortizing term loan facility bearing an all-in interest rate of 3.62%

In December 2016, we amended and restated the credit agreement that governs our senior unsecured revolving credit facility and our unsecured term loan facility to increase the aggregate borrowing capacity to $350.0 million. The agreement provides for a $250.0 million unsecured revolving credit facility, a $65.0 million unsecured term loan facility and a $35.0 million unsecured term loan facility. The unsecured revolving credit facility matures in January 2021 with options to extend the maturity date to January 2022. The unsecured term loan facilities mature in January 2024. We have the ability to increase the aggregate borrowing capacity under the credit agreement up to $500.0 million, subject to lender approval. Borrowings under the revolving credit facility bear interest at LIBOR plus 1.30% to 1.95%, depending on our leverage ratio. Additionally, we are required to pay an unused commitment fee at an annual rate of 0.15% or 0.25% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum percentage of secured debt to total asset value.

Additionally, conforming changes were made to the $40.0 million unsecured term loan facility and $20.0 million unsecured amortizing term loan facility.

During the year ended December 31, 2016, we issued 499,209 shares of common stock under our at-the-market (“ATM”) equity offering at an average price of $47.74, realizing gross proceeds of $23.8 million. We had approximately $36.2 million remaining capacity under the ATM program as of December 31, 2016.

Dispositions

During 2016, the Company sold four properties for aggregate gross proceeds of $29.7 million, which resulted in a gain of $10.0 million. The four properties sold were single tenant buildings, all leased to Walgreens (Port St. John, Florida; Rancho Cordova, California; Macomb, Michigan, and Silver Springs Shores, Florida).

Leasing

During 2016, excluding properties that were sold, we executed new leases, extensions or options on more than 56,000 square feet of gross leasable area throughout our portfolio. The annual rent associated with these new leases, extensions or options is approximately $0.7 million. Material new leases, extensions or options included a 24,153 square foot Staples at Davenport Retail Center in Davenport, Iowa.

Business Strategies

Our primary business objective is to generate consistent shareholder returns by primarily investing in and actively managing a diversified portfolio of retail properties net leased to industry leading tenants. The following is a discussion of our investment, financing and asset management strategies:

Investment Strategy

We are primarily focused on the long-term, fee simple ownership of properties net leased to national or large, regional retailers operating in sectors we believe to be more e-commerce and recession resistant. Our leases are typically long term net leases that require the tenant to pay all property operating expenses, including real estate taxes, insurance and maintenance. We believe that a diversified portfolio of such properties provides for stable and predictable cash flow.

We seek to expand and enhance our portfolio by identifying the best risk-adjusted investment opportunities across our development, Partner Capital Solutions (“PCS”) and acquisitions platforms.

Development: We have been developing retail properties since the formation of our predecessor in 1971 and our development platform seeks to employ our capabilities to direct all aspects of the development process, including site selection, land acquisition, lease negotiation, due diligence, design and construction. Our developments are typically build-to-suit projects that result in fee simple ownership of the property upon completion.

Partner Capital Solutions: We launched our PCS program, formerly known as Joint Venture Capital Solutions program, in April 2012. Our PCS program allows us to acquire properties or development opportunities by partnering with private developers or retailers on their in-process developments. We offer construction expertise, relationships, access to capital and forward commitments to purchase to facilitate the successful completion of their projects. We typically take fee simple ownership of PCS projects upon their completion.

Acquisitions: Our acquisitions platform was launched in April 2010 in order to expand our investment capabilities by pursuing opportunities that do not fall within our development platform, but that do meet both our real estate and return on investment criteria.

We believe that development and PCS projects have the potential to generate superior risk-adjusted returns on investment in properties that are substantially similar to those which we acquire.

Each platform leverages the Company’s collective real estate acumen to pursue investments in net lease retail real estate. Factors that we consider when evaluating an investment include but are not limited to:

▪	overall market-specific characteristics, such as demographics, market rents, competition and retail synergy
▪	asset-specific characteristics, such as the age, size, location, zoning, use and environmental history, accessibility, physical condition, signage and visibility of the property
▪	tenant-specific characteristics, including but not limited to the financial profile, operating history, business plan, size, market positioning, geographic footprint, management team, industry and/or sector-specific trends and other characteristics specific to tenant and parent thereof
▪	unit-level operating characteristics, including store sales performance and profitability, if available;
▪	lease-specific terms, including term of the lease, rent to be paid by the tenant and other tenancy considerations
▪	transaction considerations, such as purchase price, seller profile and other non-financial terms

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

We have previously utilized common stock equity offerings, secured mortgage borrowings, unsecured bank borrowings, the private placement of senior unsecured notes and the sale of properties to meet our capital requirements. We continually evaluate our financing policies on an on-going basis in light of current economic conditions, access to various capital markets, relative costs of equity and debt securities, market value of our properties and other factors.

As of December 31, 2016, our ratio of total debt to total market capitalization, assuming the conversion of limited partnership interests in the Operating Partnership (“OP Units”) into shares of common stock, was approximately 24.9%, and our ratio of total debt to total gross assets (before accumulated depreciation) was approximately 34.2%.

As of December 31, 2016, our total debt outstanding before deferred financing costs was $404.0 million, including $70.0 million of secured mortgage debt that had a weighted average fixed interest rate of 4.0% (including the effects of interest rate swap agreements) and a weighted average maturity of 4.4 years, $320 million of unsecured borrowings that had a weighted average fixed interest rate of 3.9% (including the effects of interest rate swap agreements) and a weighted average maturity of 9.1 years, and $14.0 million of floating rate borrowings under our revolving credit facility at a weighted average interest rate of approximately 1.9%.

Certain financial agreements to which we are a party contain covenants that limit our ability to incur debt under certain circumstances; however, our organizational documents do not limit the absolute amount or percentage of indebtedness that we may incur. As such, we may modify our borrowing policies at any time without shareholder approval.

Asset Management

We maintain a proactive leasing and capital improvement program that, combined with the quality and locations of our properties, has made our properties attractive to tenants. We intend to continue to hold our properties for long-term investment and, accordingly, place a strong emphasis on the quality of construction and an on-going program of regular and preventative maintenance. Our properties are designed and built to require minimal capital improvements other than renovations or alterations, typically paid for by tenants. At our three community shopping center properties, we subcontract on-site functions such as maintenance, landscaping, snow removal and sweeping. The cost of these functions is generally reimbursed by our tenants. Personnel from our corporate headquarters conduct regular inspections of each property and maintain regular contact with major tenants.

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

Financial and Asset Information about Industry Segments

We are in the business of acquiring, developing and managing retail real estate which we consider one reporting segment. See “Item 2 – Properties" and “Item 6 – Selected Financial Data" and “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements for additional financial and asset information.

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

Significant Tenants

As of December 31, 2016, we leased 29 properties to Walgreens. Total annualized base rents from Walgreens were approximately 11.6%, 17.2% and 21.9% for the years ended 2016, 2015 and 2014 respectively. As of December 31, 2016, the weighted average remaining lease term of our Walgreens leases was 11.3 years.

No other tenant accounted for more than 5.0% of our annualized base rent as of December 31, 2016. See “Item 2 – Properties” for additional information on our top tenants and the composition of our tenant base.

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

Americans with Disabilities Act of 1990

Our properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). Investigation of a property may reveal non-compliance with the ADA. Our tenants will typically have primary responsibility for complying with the ADA, but we may incur costs if the tenant does not comply. As of December 31, 2016, we have not been notified by any governmental authority, nor are we otherwise aware, of any non-compliance with the ADA that we believe would have a material adverse effect on our business, financial position or results of operations.

Available Information

We make available free of charge through our website at www.agreerealty.com all reports we electronically file with, or furnish to, the SEC, including our Annual Report on Form 10-K, Quarterly Reports on From 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. These filings are also accessible on the SEC’s website at www.sec.gov.

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

changes in the performance of our tenants, which may result in lower rent and lower recoverable expenses that the tenant can afford to pay and tenant defaults under the leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•	current or potential tenants may delay or postpone entering into long-term net leases with us which could lead to reduced demand for commercial real estate;
•	the ability to borrow on terms and conditions that we find acceptable may be limited or unavailable, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from acquisition and development activities, reduce our ability to make cash distributions to our shareholders and increase our future interest expense;
•	our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions;
•	the recognition of impairment charges on or reduced values of our properties, which may adversely affect our results of operations or limit our ability to dispose of assets at attractive prices and may reduce the availability of buyer financing; and
•	one or more lenders under our revolving credit facility could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs and commitments associated with our operations. Such conditions could make it very difficult to forecast operating results, make business decisions and identify and address material business risks.

Single-tenant leases involve risks of tenant default.

We focus our development and investment activities on ownership of real properties that are primarily net leased to a single tenant. Therefore, the financial failure of, or other default in payment by, a single tenant under its lease is likely to cause a significant reduction in our operating cash flows from that property and a significant reduction in the value of the property, and could cause a significant reduction in our revenues and a significant impairment loss.  Because our properties have generally been built to suit a particular tenant’s specific needs and desires, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.

Failure by any major tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, would have a material adverse effect on us.

We derive substantially all of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. At any time, our tenants may experience a downturn in their respective businesses that may significantly weaken their financial condition, particularly during periods of economic uncertainty.  In addition, our tenants compete with alternative forms or retailing, including online shopping, home shopping networks and mail order catalogs. As a result, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores or declare bankruptcy. Any of these actions could result in the loss of rental income attributable to the terminated leases. In that event, we may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above would have a material adverse effect on our results of operations and our financial condition. See “We may be subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants” below.

We may be subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.

As of December 31, 2016, we derived approximately 11.6% of our annualized base rent from Walgreens. In the event of a default under the leases, we may experience delays in enforcing our rights as lessor and may incur substantial costs in seeking to protect our investment. Any bankruptcy, insolvency or failure to make rental payments by Walgreens, or any adverse changes in their financial condition or in the financial condition of any other tenant to whom we may have a significant credit concentration now or in the future, would likely result in a material reduction of our cash flows and material losses to us.

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

Our properties are located throughout the United States and in particular, the State of Michigan (where 49 properties out of 366 properties are located or 15.4% of our annualized base rent was derived as of December 31, 2016).  An economic downturn or other adverse events or conditions such as natural disasters in these areas, or any other area where we may have significant concentration in the future, could result in a material reduction of our cash flows or material losses to our company.

There are risks associated with our development and acquisition activities.

We intend to continue the development of new properties and to consider possible acquisitions of existing properties.  We anticipate that our new developments will be financed under the revolving credit facility or other forms of financing that will result in a risk that permanent fixed rate financing on newly developed projects might not be available or would be available only on disadvantageous terms. In addition, new project development is subject to a number of risks, including risks of construction delays or cost overruns that may increase anticipated project costs. Furthermore, new project commencement risks also include receipt of zoning, occupancy, other required governmental permits and authorizations, and the incurrence of development costs in connection with projects that are not pursued to completion.  If permanent debt or equity financing is not available on acceptable terms to finance new development or acquisitions undertaken without permanent financing, further development activities or acquisitions might be curtailed or cash available for distribution might be adversely affected.  Acquisitions entail risks that investments will fail to perform in accordance with expectations, as well as general investment risks associated with any new real estate investment.

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

We own a limited number of properties through leasehold interests in the land underlying the buildings and we may acquire additional buildings in the future that are subject to similar ground leases. As lessee under a ground lease, we are exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common stock. Our ground leases contain certain provisions that may limit our ability to sell certain of our properties. In order to assign or transfer our rights and obligations under certain of our ground leases, we generally must obtain the consent of the landlord which, in turn, could adversely impact the price realized from any such sale.

Loss of revenues from tenants would reduce the Company’s cash flow.

Our tenants encounter significant macroeconomic, governmental and competitive forces. Adverse changes in consumer spending or consumer preferences for particular goods, services or store based retailing could severely impact their ability to pay rent. Shifts from in-store to online shopping could increase due to changing consumer shopping patterns as well as the increase in consumer adoption and use of mobile electronic devices. This expansion of e-commerce could have an adverse impact on our tenant’s ongoing viability. The default, financial distress, bankruptcy or liquidation of one or more of our tenants could cause substantial vacancies in our property portfolio. Vacancies reduce our revenues, increase property expenses and could decrease the value of each vacant property. Upon the expiration of a lease, the tenant may choose not to renew the lease and/or we may not be able to release the vacant property at a comparable lease rate or without incurring additional expenditures in connection with such renewal or re-leasing.

Joint venture investments may expose us to certain risks.

We may from time to time enter into joint venture transactions for portions of our existing or future real estate assets.  Investing in this manner subjects us to certain risks, among them include the following:

•	We may not exercise sole decision-making authority regarding the joint venture’s business and assets and, thus, we may not be able to take actions that we believe are in our best interests;
•	We may be required to accept liability for obligations of the joint venture (such as recourse carve-outs on mortgage loans) beyond our economic interest; and
•	Our returns on joint venture assets may be adversely affected if the assets are not held for the long-term.

The availability and timing of cash distributions is uncertain.

We expect to continue to pay quarterly distributions to our shareholders. However, we bear all expenses incurred by our operations, and our funds generated by operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to our shareholders. In addition, our board of directors, in its discretion, may retain any portion of such cash for working capital. We cannot assure our shareholders that sufficient funds will be available to pay distributions.

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

Our business is subject to risks from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber-attack. Cybersecurity incidents could cause operational interruption, damage to our relationships with our tenants, private data exposure (including personally identifiable information, or proprietary and confidential information, of ours and our employees, as well as third parties) and affect the efficiency of our business operations. Any such incidents could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information and reduce the benefits of our technologies.

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

Under federal, state and local environmental laws, we may be required to investigate and clean up any release of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or actual responsibility, simply because of our current or past ownership or operation of the real estate.  If unidentified environmental problems arise, we may have to make substantial payments, which could adversely affect our cash flow and our ability to make distributions to our shareholders.  This potential liability results from the following:

•	As owner, we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;
•	The law may impose clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;
•	Even if more than one person is responsible for the contamination, each person who shares legal liability under environmental laws may be held responsible for all of the clean-up costs; and
•	Governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs.

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

A majority of our leases require our tenants to comply with environmental laws and to indemnify us against environmental liability arising from the operation of the properties. However, we could be subject to strict liability under environmental laws because we own the properties.  There are certain losses, including losses from environmental liabilities, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. There is also a risk that tenants may not satisfy their environmental compliance and indemnification obligations under the leases.  Any of these events could substantially increase our cost of operations, require us to fund environmental indemnities in favor of our secured lenders and reduce our ability to service our secured debt and pay dividends to shareholders and any debt security interest payments.  Environmental problems at any properties could also put us in default under loans secured by those properties, as well as loans secured by unaffected properties.

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

At December 31, 2016, our ratio of total debt to total market capitalization (assuming conversion of OP Units into shares of common stock) was approximately 24.9%.  The use of leverage presents an additional element of risk in the event that (1) the cash flow from lease payments on our properties is insufficient to meet debt obligations, (2) we are unable to refinance our debt obligations as necessary or on as favorable terms or (3) there is an increase in interest rates.  If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the property could be foreclosed upon with a consequent loss of income and asset value to us.  Under the “cross-default” provisions contained in mortgages encumbering some of our properties, our default under a mortgage with a lender would result in our default under mortgages held on other properties resulting in multiple foreclosures.

We generally intend to maintain a ratio of total indebtedness (including construction or acquisition financing) to total market capitalization of 65% or less.  Nevertheless, we may operate with debt levels which are in excess of 65% of total market capitalization for extended periods of time.  Our organizational documents contain no limitation on the amount or percentage of indebtedness which we may incur.  Therefore, our board of directors, without a vote of the shareholders, could alter the general policy on borrowings at any time.  If our debt capitalization policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our operating cash flow and our ability to make expected distributions to shareholders, and could result in an increased risk of default on our obligations.

Covenants in our credit agreements could limit our flexibility and adversely affect our financial condition.

The terms of the financing agreements and other indebtedness require us to comply with a number of customary financial and other covenants. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. In certain instances our financing agreements contain certain cross-default provisions which could be triggered in the event that we default on our other indebtedness. These cross-default provisions may require us to repay or restructure the revolving credit facility in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.

Our unsecured revolving credit facility and certain term loan agreements contain various restrictive corporate covenants, including a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, a minimum net worth requirement and a maximum payout ratio. In addition, our unsecured revolving credit facility and certain term loan agreements have unencumbered pool covenants, which include a minimum number of eligible unencumbered assets, a maximum unencumbered leverage ratio and a minimum unencumbered interest coverage ratio. These covenants may restrict our ability to pursue certain business initiatives or certain transactions that might otherwise be advantageous. Furthermore, failure to meet certain of these financial covenants could cause an event of default under and/or accelerate some or all of such indebtedness which could have a material effect on us.

Credit market developments may reduce availability under our credit agreements.

There is risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum amount permitted by a credit facility, allowing access to additional credit features and/or honoring loan commitments. If our lender(s) fail to honor their legal commitments under our credit facilities, it could be difficult to replace our credit facilities on similar terms. Any such failure by any of the lenders under the revolving credit facility may impact our ability to finance our operating or investing activities.

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

Risks Related to Our Corporate Structure

Our charter, bylaws and Maryland law contain provisions that may delay, defer or prevent a change of control transaction.

Our charter contains 9.8% ownership limits. Our charter, subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and contains provisions that limit any person to actual or constructive ownership of no more than 9.8% (in value or in number of shares, whichever is more restrictive) of the outstanding shares of our common stock and no more than of the aggregate of the value of our outstanding shares of all classes and series of our stock. Our board of directors, in its sole discretion, may exempt, subject to the satisfaction of certain conditions, any person from the ownership limits. These restrictions on transferability and ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. The ownership limits may delay or impede, and we may use the ownership limits deliberately to delay or impede, a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our shareholders.

We have a staggered board. Our directors are divided into three classes serving three-year staggered terms. The staggering of our board of directors may discourage offers for the Company or make an acquisition more difficult, even when an acquisition may be viewed to be in the best interest of our shareholders.

We have a shareholder rights plan. Under the terms of this plan, we can in effect prevent a person or group from acquiring more than 15% of the outstanding shares of our common stock because, unless we approve the acquisition, after the person acquires more than 15% of our outstanding common stock, all other shareholders will have the right to purchase securities from us at a price that is less than their then fair market value. This would substantially reduce the value and influence of the stock owned by the acquiring person. Our board of directors can prevent the plan from operating by approving the transaction in advance, which gives us significant power to approve or disapprove of the efforts of a person or group to acquire a large interest in our company.

We could issue stock without stockholder approval. Our board of directors could, without stockholder approval, issue authorized but unissued shares of our common stock or preferred stock. In addition, our board of directors could, without stockholder approval, classify or reclassify any unissued shares of our common stock or preferred stock and set the preferences, rights and other terms of such classified or reclassified shares. Our board of directors could establish a series of stock that could, depending on the terms of such series, delay, defer or prevent a transaction or change of control that might involve a premium price for our common stock or otherwise be viewed to be in the best interest of our shareholders.

Provisions of Maryland law may limit the ability of a third party to acquire control of our company. Certain provisions of Maryland law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under certain circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares, including:

•	“Business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter would require the recommendation of our board of directors and impose special appraisal rights and special stockholder voting requirements on these combinations; and

•	“Control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

Additionally, Title 3, Subtitle 8 of the MGCL, permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or our bylaws, to implement certain takeover defenses. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price.

Our charter, our bylaws, the limited partnership agreement of the Operating Partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be viewed to be in the best interest of our shareholders.

Our board of directors can take many actions without stockholder approval.

Our board of directors has overall authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility. For example, our board of directors can do the following:

•	Change our investment and financing policies and our policies with respect to certain other activities, including our growth, debt capitalization, distributions, REIT status and investment and operating policies;
•	Within the limits provided in our charter, prevent the ownership, transfer and/or accumulation of shares in order to protect our status as a REIT or for any other reason deemed to be in the best interests of us and our shareholders;
•	Issue additional shares without obtaining stockholder approval, which could dilute the ownership of our then-current shareholders;
•	Classify or reclassify any unissued shares of our common stock or preferred stock and set the preferences, rights and other terms of such classified or reclassified shares, without obtaining stockholder approval;
•	Employ and compensate affiliates;
•	Direct our resources toward investments that do not ultimately appreciate over time;
•	Change creditworthiness standards with respect to third-party tenants; and
•	Determine that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT.

Any of these actions could increase our operating expenses, impact our ability to make distributions or reduce the value of our assets without giving our shareholders the right to vote.

Future offerings of debt and equity may not be available to us or may adversely affect the market price of our common stock.

We expect to continue to increase our capital resources by making additional offerings of equity and debt securities in the future, which could include classes or series of preferred stock, common stock and senior or subordinated notes. Our ability to raise additional capital may be adversely impacted by market conditions. Future market dislocations could cause us to seek sources of potentially less attractive capital. All debt securities and other borrowings, as well as all classes or series of preferred stock, will be senior to our common stock in a liquidation of our company. Additional equity offerings could dilute our shareholders’ equity, and reduce the market price of shares of our common stock. In addition, we may issue preferred stock with a distribution preference or a liquidation preference that may limit our ability to make distributions on our common stock. Our ability to estimate the amount, timing or nature of additional offerings is limited as these factors will depend upon market conditions and other factors.

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

An officer and director may have interests that conflict with the interests of shareholders.

An officer and member of our board of directors owns OP units in the Operating Partnership. This individual may have personal interests that conflict with the interests of our shareholders with respect to business decisions affecting us and the Operating Partnership, such as interests in the timing and pricing of property sales or refinancings in order to obtain favorable tax treatment.

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

We will be subject to increased taxation if we fail to qualify as a REIT for federal income tax purposes.  Although we believe that we are organized and operate in such a manner so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), no assurance can be given that we will remain so qualified.  Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations.  The complexity of these provisions and applicable treasury regulations is also increased in the context of a REIT that holds its assets in partnership form.  The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT.  A REIT generally is not taxed at the corporate level on income it distributes to its shareholders, as long as it distributes annually at least 90% of its taxable income to its shareholders.  We have not requested and do not plan to request a ruling from the Internal Revenue Service that we qualify as a REIT.

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

As we have previously described, we intend to maintain our qualification as a REIT for federal income tax purposes. However, this intended qualification is based on the tax laws that are currently in effect. We are unable to predict any future changes in the tax laws that would adversely affect our status as a REIT. If there is a change in the tax law that prevents us from qualifying as a REIT or that requires REITs generally to pay corporate level income taxes, we may not be able to make the same level of distributions to our shareholders.

Complying with REIT requirements may force us to liquidate or restructure otherwise attractive investments. In order to qualify as a REIT, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than government securities, securities of TRSs and qualified real estate assets) cannot include more than 10% of the voting securities or 10% of the value of all securities, of any one issuer. In addition, in general, no more than 5% of the total value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the total value of our assets can be represented by one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

We may have to borrow funds or sell assets to meet our distribution requirements.

Subject to some adjustments that are unique to REITs, a REIT generally must distribute 90% of its taxable income. For the purpose of determining taxable income, we may be required to accrue interest, rent and other items treated as earned for tax purposes but that we have not yet received. In addition, we may be required not to accrue as expenses for tax purposes some that which actually have been paid, including, for example, payments of principal on our debt, or some of our deductions might be disallowed by the Internal Revenue Service. As a result, we could have taxable income in excess of cash available for distribution. If this occurs, we may have to borrow funds or liquidate some of our assets in order to meet the distribution requirement applicable to a REIT.

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

Even if we remain qualified as a REIT for federal income tax purposes, we will be required to pay certain federal, state and local taxes on our income and property. For example, we will be subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including capital gains). Additionally, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we will undertake sales of assets if those assets become inconsistent with our long-term strategic or return objectives, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the Internal Revenue Service would not contend otherwise. The need to avoid prohibited transactions could cause us to forego or defer sales of properties that might otherwise be in our best interest to sell.

In addition, any net taxable income earned directly by our TRSs, or through entities that are disregarded for federal income tax purposes as entities separate from our TRSs, will be subject to federal and possibly state corporate income tax. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our shareholders.

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations.

The maximum income tax rate applicable to “qualified dividend income” payable to domestic shareholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our stock.

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

As of December 31, 2016, our portfolio consisted of 366 properties located in 43 states and totaling approximately 7.0 million square feet of gross leasable area. Our portfolio included 363 net lease properties, which contributed approximately 98.1% of annualized base rent, and three community shopping centers, which generated the remaining 1.9% of annualized base rent.

As of December 31, 2016, our portfolio was approximately 99.6% leased and had a weighted average remaining lease term of approximately 10.6 years. A significant majority of our properties are leased to national tenants and approximately 45.6% of our annualized base rent was derived from tenants, or parents thereof, with an investment grade credit rating. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically subject to future rent increases based on fixed amounts or increases in the consumer price index and many leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

Property Type Summary

The following table presents certain information about our properties as of December 31, 2016:

					Remaining
	Number of	Annualized	% of Ann.	% Investment Grade	Wtd. Avg. Lease
Property Type	Properties	Base Rent (1)	Base Rent	Rated (2)	Term
Retail Net Lease	331	$85,422	90.6%	42.6%	10.3 yrs
Retail Net Lease (ground leases)	32	7,077	7.5%	86.5%	13.1 yrs
Total Retail Net Lease	363	$92,499	98.1%	45.9%	10.7 yrs
Community Shopping Centers	3	1,751	1.9%	28.2%	5.5 yrs
Total Portfolio	366	$94,250	100.0%	45.6%	10.6 yrs

Annualized base rent is in thousands; any differences are a result of rounding.

(1)	Represents annualized straight-line rent as of December 31, 2016.
(2)	Reflects tenants, or parent entities thereof, with investment grade credit ratings from Standard & Poors, Moody's, Fitch and/or NAIC.

Tenant Diversification

The following table presents annualized base rents for all tenants that generated 1.5% or greater of our total annualized base rent as of December 31, 2016:

($ in thousands)
	Annualized	% of Ann.
Tenant / Concept	Base Rent (1)	Base Rent
Walgreens	$10,903	11.6%
Walmart	4,224	4.5%
Lowe's	3,099	3.3%
Wawa	2,664	2.8%
Mister Car Wash	2,580	2.7%
Smart & Final	2,518	2.7%
CVS	2,463	2.6%
Dollar General	2,415	2.6%
Hobby Lobby	2,177	2.3%
Tractor Supply	2,172	2.3%
Academy Sports	1,982	2.1%
Rite Aid	1,886	2.0%
Dollar Tree	1,832	1.9%
Burger King(2)	1,763	1.9%
BJ's Wholesale	1,759	1.9%
LA Fitness	1,709	1.8%
24 Hour Fitness	1,694	1.8%
AMC	1,585	1.7%
Taco Bell(3)	1,537	1.6%
Other (4)	43,288	45.9%
Total	$94,250	100.0%

Annualized base rent is in thousands; any differences are a result of rounding.

(1)	Represents annualized straight-line rent as of December 31, 2016.
(2)	Franchise restaurants operated by Meridian Restaurants Unlimited, L.C.
(3)	Franchise restaurants operated by Charter Foods North, LLC.
(4)	Includes tenants generating less than 1.5% of annualized base rent.

Significant Tenants

Walgreens operates the largest drugstore chain in the United States and trades, through its holding company Walgreens Boot Alliance, Inc., on the Nasdaq stock exchange under the symbol “WBA”. For its fiscal year ended August 31, 2016, Walgreens had total assets of approximately $72.7 billion, annual net sales of $117.4 billion, annual net income of $4.2 billion and shareholders’ equity of $30.3 billion. As of August 31, 2016, Walgreens operated 8,175 locations in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

On October 27, 2015, Walgreens Boot Alliance, Inc. entered into an Agreement and Plan of Merger with Rite Aid Corporation ("Rite Aid'') and Victoria Merger Sub, Inc., a wholly-owned subsidiary of the Walgreens Boot Alliance, Inc., pursuant to which the Walgreens Boot Alliance, Inc. agreed, subject to the terms and conditions thereof, to acquire Rite Aid, a drugstore chain in the United States with 4,550 stores in 31 states and the District of Columbia as of August 27, 2016. The transaction is expected to close in early calendar 2017, subject to regulatory approvals and other customary closing conditions.

The information set forth above was derived from the annual report on Form 10-K filed by Walgreens with respect to their 2016 fiscal year. Additional information regarding Walgreens and Walgreens Boots Alliance, Inc. can be found in their public filings. These filings can be accessed at www.sec.gov. We are unable to confirm, and make no representations with respect to the accuracy of these reports and therefore you should not place undue reliance on such information as it pertains to our operations.

Tenant Sector Diversification

The following table presents annualized base rents for all sectors that generated 2.5% or greater of our total annualized base rents as of December 31, 2016:

	Annualized	% of Ann.
Tenant Sector	Base Rent (1)	Base Rent
Pharmacy	$15,252	16.2%
Grocery Stores	6,632	7.0%
Restaurants - Quick Service	6,492	6.9%
Auto Service	5,452	5.8%
Specialty Retail	4,672	5.0%
Discount Apparel	4,533	4.8%
General Merchandise	3,956	4.2%
Health & Fitness	3,822	4.1%
Home Improvement	3,790	4.0%
Warehouse Clubs	3,749	4.0%
Crafts and Novelties	3,528	3.7%
Sporting Goods	3,149	3.3%
Dollar Stores	3,038	3.2%
Farm and Rural Supply	2,906	3.1%
Convenience Stores	2,830	3.0%
Auto Parts	2,822	3.0%
Restaurants - Casual Dining	2,481	2.6%
Other(2)	15,146	16.1%
Total	$94,250	100.0%

Annualized base rent is in thousands; any differences are a result of rounding.

(1)	Represents annualized straight-line rent as of December 31, 2016.
(2)	Includes sectors generating less than 2.5% of annualized base rent.

Geographic Diversification

The following table presents annualized base rents, by state, for our portfolio as of December 31, 2016:

	Annualized	% of Ann.
Tenant Sector	Base Rent (1)	Base Rent
Michigan	$14,555	15.4%
Texas	8,107	8.6%
Florida	7,491	7.9%
Ohio	5,779	6.1%
Illinois	5,677	6.0%
Pennsylvania	4,095	4.3%
California	3,700	3.9%
Mississippi	2,855	3.0%
Wisconsin	2,841	3.0%
Kentucky	2,723	2.9%
Colorado	2,571	2.7%
Kansas	2,540	2.7%
North Carolina	2,396	2.5%
Missouri	2,186	2.3%
Georgia	2,050	2.2%
North Dakota	1,910	2.0%
South Carolina	1,812	1.9%
Indiana	1,800	1.9%
Utah	1,682	1.8%
Louisiana	1,638	1.8%
Oregon	1,605	1.7%
New York	1,552	1.7%
Alabama	1,258	1.3%
Virginia	1,211	1.3%
Tennessee	1,201	1.3%
Arizona	1,146	1.2%
Iowa	1,045	1.1%
Minnesota	1,024	1.1%
Maine	792	0.9%
New Mexico	651	0.7%
New Jersey	590	0.6%
West Virginia	527	0.6%
Oklahoma	483	0.5%
Washington	413	0.5%
Connecticut	400	0.4%
Nevada	332	0.4%
Delaware	326	0.4%
South Dakota	326	0.4%
Montana	309	0.3%
Maryland	277	0.3%
Arkansas	187	0.2%
New Hampshire	107	0.1%
Nebraska	80	0.1%
Total	$94,250	100.0%

Annualized base rent is in thousands; any differences are a result of rounding.

(1)	Represents annualized straight-line rent as of December 31, 2016.

Lease Expirations

The following table presents contractual lease expirations within the Company’s portfolio as of December 31, 2016, assuming that no tenants exercise renewal options:

		Annualized Base Rent (1)		Gross Leasable Area
	Number of		% of		% of
Year	Leases	Dollars	Total	Square Feet	Total
2017	8	$817	0.9%	89	1.3%
2018	15	2,258	2.4%	356	5.1%
2019	13	4,403	4.7%	377	5.4%
2020	18	2,639	2.8%	244	3.5%
2021	29	6,042	6.4%	386	5.5%
2022	22	4,690	5.0%	406	5.8%
2023	27	4,865	5.2%	443	6.3%
2024	36	9,081	9.6%	880	12.5%
2025	34	6,883	7.3%	538	7.7%
2026	34	4,352	4.6%	390	5.6%
Thereafter	179	48,220	51.1%	2,924	41.3%
Total	415	$94,250	100.0%	7,033	100.0%

Annualized base rent and gross leasable area are in thousands; any differences are a result of rounding.

(1)	Represents annualized straight-line rent as of December 31, 2016.

Community Shopping Centers

Our three community shopping centers range in size from 20,000 to 241,458 square feet of GLA.

The location and primary occupancy information with respect to the community shopping centers as of December 31, 2016 are set forth below:

		Year	Gross		Annualized	Percent	Anchor Tenants
		Completed /	Leasable	Annualized	Base Rent	Leased at	(Lease Expiration /
Property	Location	Renovated	Area (Sq. Ft.)	Base Rent (1)	per Sq. Ft (2)	December 31, 2016	Option Expiration) (3)
Capital Plaza	Frankfort, KY	1978 / 2006	116	$634	$5.46	100%	Kmart (2018 / 2053)
							Walgreens (2032 / 2052)

Central Michigan Commons	Mt. Pleasant, MI	1973 / 1997	241	$1,026	$4.68	91%	Kmart (2018 / 2048)
							JC Penney (2020 / 2035)
							Staples (2020 / 2030)

West Frankfort Plaza	West Frankfort, IL	1982 / N/A	20	$91	$6.53	70%

Totals			377	$1,751	$4.64	93%

Annualized base rent and gross leasable area are in thousands; any differences are a result of rounding.

(1)	Represents annualized straight-line rent as of December 31, 2016.
(2)	Calculated as total annualized base rent divided by leased GLA.
(3)	Only the tenant has the option to extend a lease beyond the initial term.

Item 3:	Legal Proceedings

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

			Dividends per
Quarter Ended	High	Low	share declared
March 31, 2016	$39.01	$32.49	$0.465
June 30, 2016	$48.24	$38.26	$0.480
September 30, 2016	$50.80	$46.02	$0.480
December 31, 2016	$49.25	$42.44	$0.495

March 31, 2015	$35.45	$31.46	$0.450
June 30, 2015	$33.36	$29.17	$0.465
September 30, 2015	$31.12	$27.80	$0.465
December 31, 2015	$34.47	$29.80	$0.465

As of February 20, 2017, the reported closing sale price per share of common stock on the NYSE was $48.68.

At February 20, 2017, there were 26,146,543 shares of our common stock issued and outstanding which were held by approximately 133 shareholders of record. The number of shareholders of record does not reflect persons or entities that held their shares in nominee or “street” name. In addition, at February 20, 2017 there were 347,619 outstanding OP Units held by a limited partner other than our Company. The OP Units are exchangeable into shares of common stock on a one-for-one basis.

For 2016, we paid $1.92 per share of common stock in dividends. Of the $1.92, 81.0% represented ordinary income, and 19.0% represented return of capital, for tax purposes. For 2015, we paid $1.845 per share of common stock in dividends. Of the $1.845, 82.3% represented ordinary income, and 17.7% represented return of capital, for tax purposes.

We intend to continue to declare quarterly dividends to our shareholders. However, our distributions are determined by our board of directors and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the board of directors deems relevant. We have historically paid cash dividends, although we may choose to pay a portion in stock dividends in the future. To qualify as a REIT, we must distribute at least 90% of our REIT taxable income prior to net capital gains to our shareholders, as well as meet certain other requirements. We must pay these distributions in the taxable year the income is recognized; or in the following taxable year if they are declared during the last three months of the taxable year, payable to shareholders of record on a specified date during such period and paid during January of the following year. Such distributions are treated for REIT tax purposes as paid by us and received by our shareholders on December 31 of the year in which they are declared. In addition, at our election, a distribution for a taxable year may be declared in the following taxable year if it is declared before we timely file our tax return for such year and if paid on or before the first regular dividend payment after such declaration. These distributions qualify as dividends paid for the 90% REIT distribution test for the previous year and are taxable to holders of our capital stock in the year in which paid.

During the year ended December 31, 2016, the Company sold $60.0 million of senior unsecured notes. On July 28, 2016 the Company entered into a Note Purchase Agreement with institutional purchasers. Pursuant to the Note Purchase Agreement, the Operating Partnership completed a private placement of $60.0 million aggregate principal amount of our 4.42% senior unsecured notes due July 28, 2028. The senior unsecured notes were only sold to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

During the year ended December 31, 2016, we repurchased 20,569 of our equity securities.

For information about our equity compensation plan, please see “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Item 6:	Selected Financial Data

The following table sets forth our selected financial information on a historical basis and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Certain amounts have been reclassified to conform to the current presentation of discontinued operations. The balance sheet for the periods ending December 31, 2012 through 2016 and operating data for each of the periods presented were derived from our audited financial statements.

(in thousands, except per share information and number of properties)	Year Ended December 31,
	2016	2015	2014	2013	2012
Operating Data
Total revenues	$91,527	$69,966	$53,559	$43,518	$34,624
Expenses
Property costs (1)	8,596	6,379	4,916	3,656	3,328
General and administrative	8,015	6,988	6,629	5,952	5,682
Interest	15,343	12,305	8,587	6,475	5,134
Depreciation and amortization	23,407	16,486	11,103	8,489	6,241
Impairments	-	-	3,020	-	-
Total Expenses	55,361	42,158	34,255	24,572	20,385
Income From Operations	36,166	27,808	19,304	18,946	14,239
Loss on extinguishment of debt	(333)	(181)	-	-	-
Gain/(loss) on sale of assets	9,964	12,135	(528)	-	-
Income From Continuing Operations	45,797	39,762	18,776	18,946	14,239
Gain on sale of asset from discontinued operations	-	-	123	946	2,097
Income from discontinued operations	-	-	14	298	2,267
Net income	45,797	39,762	18,913	20,190	18,603
Less net income attributable to non-controlling interest	679	744	425	515	554
Net income attributable to Agree Realty Corporation	$45,118	$39,018	$18,488	$19,675	$18,049
Share Data
Weighted average common shares - diluted	22,960	18,065	14,967	13,158	11,137
Net income per share - diluted	$1.97	$2.16	$1.24	$1.50	$1.62
Cash dividends per share	$1.92	$1.85	$1.74	$1.64	$1.60
Balance Sheet Data
Real Estate (before accumulated depreciation)	$1,020	$756	$589	$471	$399
Total Assets	$1,112	$790	$594	$463	$370
Total Debt, including accrued interest	$406	$321	$222	$159	$161
Other Data
Number of Properties	365	278	209	130	109
Gross Leasable Area (Sq. Ft.)	7,033	5,207	4,315	3,662	3,259
Percentage Leased	100%	99%	99%	98%	98%

(1)	Property costs include real estate taxes, insurance, maintenance and land lease expense.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, and related notes thereto, included elsewhere in this Annual Report on Form 10-K and the “-Special Note Regarding Forward-Looking Statements” in “Item 1A – Risk Factors” above.

Overview

We are a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. We were founded in 1971 by our current Executive Chairman, Richard Agree, and listed on the NYSE in 1994. Our assets are held by, and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 98.7% interest as of December 31, 2016.

As of December 31, 2016, our portfolio consisted of 366 properties located in 43 states and totaling approximately 7.0 million square feet of gross leasable area. As of December 31, 2016, our portfolio was approximately 99.6% leased and had a weighted average remaining lease term of approximately 10.6 years. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 1994. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes and we intend to continue operating in such a manner.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (”FASB”) issued ASU No. 2017-01, “Business Combinations: Clarifying the Definition of a Business” (“ASU 2017-01”). The objective of ASU 2017-01 is to clarify the definition of a business by adding guidance on how entities should evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 will be effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company is in the process of determining the impact that the implementation of ASU 2017-01 will have on the Company’s financial statements.

In August 2016 and October 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” and ASU No. 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash.” The objective of these standards are to provide specific guidance on cash flow classification issues and how to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is in the process of determining the impact that the implementation of these standards will have on the Company’s financial statements.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments (“ASU 2016-13”).” The objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the current incurred impairment methodology in current GAAP is to be replaced by a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company evaluated the impact that the implementation of ASU 2016-13 and concluded the standard will not have a material impact on the Company’s financial statements upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends ASC Topic 718, Stock Compensation. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 will allow entities to make an accounting policy election for the impact of most types of forfeitures on the recognition of expense for share-based payment awards by allowing the forfeitures to be either estimated, as is currently required, or recognized when they actually occur. If elected, the change to recognize forfeitures when they occur will be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to retained earnings. ASU 2016-09 will be effective for the Company for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company has adopted ASU 2016-09  in the context of how the Company accounts for stock forfeitures, which is reflected in the Company’s financial statements. The adoption had no impact since we were already using a 0% forfeiture rate.

In March 2016, the FASB issued ASU No. 2016-05 “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”). ASU 2016-05 addresses the impact on hedge accounting due to a change in a counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815. The amendments in this update apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815. The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18) continue to be met. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company evaluated ASU 2016-05 in the context of our hedge accounting and concluded that it will not have a material impact on the Company’s financial statements upon adoption.

In February 2016, the FASB issued ASU No. 2016-02 “Leases” (“ASU 2016-02”). The new standard creates Topic 842, Leases, in FASB Accounting Standards Codification (FASB ASC) and supersedes FASB ASC 840, Leases. ASU 2016-02 requires a lessee to recognize the assets and liabilities that arise from leases (operating and finance). However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The main difference between the existing guidance on accounting for leases and the new standard is that operating leases will now be recorded in the statement of financial position as assets and liabilities. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases and operating leases. ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating land lease arrangements for which it is the lessee. Current GAAP requires only capital (finance) leases to be recognized in the statement of financial position and amounts related to operating leases largely are reflected in the financial statements as rent expense on the income statement and in disclosures to the financial statements. ASU 2016-02 is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of determining the impact that the implementation of ASU 2016-02 will have on the Company’s financial statements. We anticipate there will be an immaterial impact for the leases in which the Company is the lessor and/or the lessee.

In April 2015, the FASB issued ASU No. 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The objective of ASU 2015-03 is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify presentation of debt issuance costs, the amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. ASU 2015-03 is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015. Early adoption is permitted. The Company has adopted ASU 2015-03 and determined the resulting impact on the statements is a reclassification of certain deferred financing costs from other assets to each respective balance sheet debt account.

In May 2014, with subsequent updates issued in August 2015 and March, April and May 2016, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update’s core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies are to use a five-step contract review model to ensure revenue is recognized, measured and disclosed in accordance with this principle. ASU 2014-09, as updated, is effective for fiscal years and interim periods beginning after December 15, 2017. The Company is in the process of engaging a professional services firm to assist in the implementation of ASU 2014-09 and has not currently selected a transition method. In addition we are in the process of determining the impact that the implementation of ASU 2014-09, as updated, will have on the Company’s financial statements and it is considered likely the implementation will change the Company’s disclosures.

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

Results of Operations

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015

Minimum rental income increased $19.7 million, or 31%, to $84.0 million in 2016, compared to $64.3 million in 2015. Approximately $20.2 million of the increase is due to the acquisition of 82 properties in 2016 and the full year impact of 73 properties acquired in 2015. Approximately $1.2 million of the increase is attributable to nine development projects completed in 2016 and the full year impact of one development project completed in 2015, and approximately a $0.4 million increase due to other minimum rental income adjustments.. These increases were partially offset by approximately a $2.1 reduction in minimum rental income from properties sold during 2016 that were owned for all or part of 2015.

Percentage rents remained generally consistent with prior periods. The years ended December 31, 2016 and 2015 totaled approximately $0.2 million.

Operating cost reimbursements increased $2.0 million, or 38%, to $7.3 million in 2016, compared to $5.3 million in 2015. Operating cost reimbursements increased due to higher levels of recoverable property operating expenses, including real estate taxes, acquisition, disposition, and development activity. The portfolio recovery rate remained consistent at 91% for both 2016 and 2015, respectively.

Other income decreased $0.2 million in 2016 compared to $0.2 million in 2015. The primary driver of the decrease is non-recurring fee income earned in 2015.

Real estate taxes increased $1.5 million, or 36%, to $5.5 million in 2016, compared to $4.0 million in 2015. The increase is due to the ownership of additional properties in 2016 compared to 2015 for which we remit real estate taxes and are subsequently reimbursed by tenants.

Property operating expenses increased $0.7 million, or 40%, to $2.5 million in 2016, compared to $1.8 million in 2015. The increase is primarily due to the ownership of additional properties in 2016 compared to 2015 which contributed to higher property maintenance, utilities and insurance expenses. Our tenants subsequently reimbursed us for the majority of these expenses.

Land lease payments increased $0.1 million, or 8%, to $0.7 million in 2016, compared to $0.6 million in 2015. The increase is the result of the full year impact of additional properties acquired in 2015 that are subject to land leases.

General and administrative expenses increased $1.0 million, or 15%, to $8.0 million in 2016, compared to $7.0 million in 2015. The increase is primarily the result of increased employee count and associated professional costs. General and administrative expenses as a percentage of total revenue decreased to 8.8% for 2016 from 10.0% in 2015.

Depreciation and amortization increased $6.9 million, or 42%, to $23.4 million in 2016, compared to $16.5 million in 2015. The increase was primarily the result of the acquisition of 82 properties in 2016 and 73 properties in 2015.

We recorded no impairment charges during 2016 or 2015, respectively.

Interest expense increased $3.0 million, or 25%, to $15.3 million in 2016, from $12.3 million in 2015. The increase in interest expense is primarily a result of additional debt issuance in 2016, including the $40.0 million unsecured term loan facility we entered into in July 2016 and $60.0 million senior unsecured notes issued in July 2016, which were offset by the repayment of the $8.6 million portfolio mortgage loan in March 2016.

We recognized a net gain on sale of properties of $10.0 million in 2016, including (i) a gain of $2.7 million on the sale of a Walgreens in Port St. John, Florida; (ii) a gain of $3.5 million on the sale of a Walgreens in Rancho Cordova, California; (iii) a gain of $1.0 million on the sale of a Walgreens in Macomb, Michigan; and (iv) a gain of $2.8 million on the sale of a Walgreens in Silver Springs Shores, Florida. During 2015, the Company recognized a net gain of $12.1 million on the sale of eight properties, including (i) a gain of $3.3 million on the sale of Marshall Plaza, a Kmart-anchored shopping center in Marshall, Michigan; (ii) a gain of $0.4 million on the sale of a former Border’s store in Lawrence, Kansas; (iii) a loss of $0.3 million on the sale of two outlots to the Company’s Meijer – occupied store in Plainfield, Indiana; (iv) a gain of $0.1 million on the sale of a Sonic restaurant in Waynesboro, Virginia; (v) a gain of $8.0 million on the sale of Lakeland Plaza, a shopping center in Lakeland, Florida; and (vi) a gain of $0.6 million on the sale of Ferris Commons, a shopping center located in Big Rapids, Michigan.

We had no income from discontinued operations in 2016 or 2015.

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

Minimum rental income increased $14.9 million, or 30%, to $64.3 million in 2015, compared to $49.4 million in 2014. Approximately $16.7 million of the increase is due to the acquisition of 73 properties in 2015 and the full year impact of 77 properties acquired in 2014. Approximately $1.1 million of the increase is attributable to one development project completed in 2015 and the full year impact of five development projects completed in 2014. These increases were partially offset by approximately a $3.0 million reduction in minimum rental income from properties sold during 2015 that were owned for all of 2014, and approximately a $0.1 million increase due to other minimum rental income adjustments.

Percentage rents remained generally consistent with prior periods.

Operating cost reimbursements increased $1.5 million, or 38%, to $5.3 million in 2015, compared to $3.8 million in 2014. Operating cost reimbursements increased due to higher levels of recoverable property operating expenses, including real estate taxes, acquisition, disposition, and development activity. Our portfolio recovery rate increased to 91% in 2015 compared to 86% in 2014.

Other income remained generally consistent with prior periods.

Real estate taxes increased $1.2 million, or 45%, to $4.0 million in 2015, compared to $2.8 million in 2014. The increase is due to the ownership of additional properties in 2015 compared to 2014 for which we remit real estate taxes and are subsequently reimbursed by tenants.

Property operating expenses increased $0.1 million, or 5%, to $1.8 million in 2015, compared to $1.7 million in 2014. The increase is primarily due to the ownership of additional properties in 2015 compared to 2014 which contributed to higher property maintenance, utilities and insurance expenses. Our tenants subsequently reimbursed us for the majority of these expenses.

Land lease payments increased $0.1 million, or 29%, to $0.6 million in 2015, compared to $0.5 million for 2014. The increase is the result of additional properties acquired in 2015 compared to 2014 that are subject to a land leases.

General and administrative expenses increased $0.4 million, to $7.0 million in 2015, compared to $6.6 million in 2014. The increase is primarily due to an increase in the number of employees resulting in an increased employee cost of $0.2 million and a net increase in other expenses of $0.1 million. General and administrative expenses as a percentage of total revenue decreased to 10.0% for 2015 from 12.4% in 2014.

Depreciation and amortization increased $5.4 million, or 48%, to $16.5 million in 2015, compared to $11.1 million in 2014. The increase was primarily the result of the acquisition of 73 properties in 2015 and 77 properties in 2014.

We had no impairment charges in 2015. We recognized impairment charges of $3.0 million in 2014, including (i) $0.2 million as a result of writing down the carrying value of Petoskey Town Center, which was under contract for sale, but not classified as held for sale at December 31, 2015 due to contingencies associated with the contract and (ii) $2.8 million as a result of writing down the carrying value of Chippewa Commons due to an anchor tenant declining to exercise an extension option which would contribute to vacancy and diminished cash flows and resulted in a fair value that was less than the net book value of the asset.

Interest expense increased $3.7 million or 43%, to $12.3 million in 2015, from $8.6 million in 2014. The increase in interest expense is a result of higher levels of borrowings to finance the acquisition and development of additional properties in 2015 and 2014, including the private placement of $100.0 million of senior unsecured notes entered into in May of 2015.

We recognized a net gain of $12.1 million in 2015 on the sale of eight properties, including (i) a gain of $3.3 million on the sale of Marshall Plaza, a Kmart-anchored shopping center in Marshall, Michigan; (ii) a gain of $0.4 million on the sale of a former Border’s store in Lawrence, Kansas; (iii) a loss of $0.3 million on the sale of two outlots to the Company’s Meijer – occupied store in Plainfield, Indiana; (iv) a gain of $0.1 million on the sale of a Sonic restaurant in Waynesboro, Virginia; (v) a gain of $8.0 million on the sale of Lakeland Plaza, a shopping center in Lakeland, Florida; and (vi) a gain of $0.6 million on the sale of Ferris Commons, a shopping center located in Big Rapids, Michigan. In 2014, the Company recognized a net loss on the sale of properties of $0.5 million, including (i) a $0.2 million loss on the sale of Chippewa Commons, a Kmart-anchored shopping center in Chippewa Falls, Michigan, and (ii) a loss of $0.3 million on the sale of a property in East Lansing, Michigan in August 2014 (the property was subject to a purchase option exercised by the lessee). The Company also recognized a gain of $0.1 million on the sale of the Ironwood Commons in January 2014. This gain is reflected in discontinued operations in 2014.

We had no income from discontinued operations in 2015, compared to $15,000 in 2014. Income from discontinued operations in 2014 was attributable to Ironwood Commons which was classified as held for sale at December 31, 2013 and subsequently sold in January 2014.

Net Income attributable to the Company increased $20.9 million, or 110%, to $39.8 million in 2015, from $18.9 million in 2014 for the reasons set forth above.

Liquidity and Capital Resources

Our principal demands for funds include payment of operating expenses, payment of principal and interest on our outstanding indebtedness, distributions to our shareholders and future property acquisitions and development.

We expect to meet our short term liquidity requirements through cash provided from operations and borrowings under our revolving credit facility. As of December 31, 2016, $14.0 million was outstanding on our revolving credit facility and $236.0 million was available for future borrowings, subject to our compliance with covenants. We anticipate funding our long term capital needs through cash provided from operations, borrowings under our revolving credit facility, the issuance of debt and the issuance of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Capitalization

As of December 31, 2016, our total market capitalization was approximately $1.6 billion. Market capitalization consisted of $1.2 billion of common equity (based on the December 31, 2016 closing price of our common stock on the NYSE of $46.05 per share and assuming the conversion of OP Units) and $404.0 million of total debt including (i) $70.0 million of mortgage notes payable; (ii) $160.0 million of unsecured term loans; (Iii) $160.0 million of senior unsecured notes; and (iv) $14.0 million of borrowings under our revolving credit facility. Our ratio of total debt to total market capitalization was 24.9% at December 31, 2016.

At December 31, 2016, the non-controlling interest in our Operating Partnership consisted of a 1.3% ownership interest in the Operating Partnership held by third parties. The OP Units may, under certain circumstances, be exchanged for our shares of common stock on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option to settle exchanged OP Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all OP Units, there would have been 26,512,596 shares of common stock outstanding at December 31, 2016.

Debt

Senior Unsecured  Notes

During the year ended December 31, 2016, the Company issued $60.0 million of senior unsecured notes. On July 28, 2016, the Company entered into a Note Purchase Agreement with institutional purchasers. Pursuant to the Note Purchase Agreement, the Operating Partnership completed a private placement of $60.0 million aggregate principal amount of our 4.42% senior unsecured notes due July 28, 2028. The senior unsecured notes were only sold to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

Senior Unsecured Revolving Credit Facility

On December 15, 2016, we amended and restated the credit agreement that governs our senior unsecured revolving credit facility and unsecured term loan facility to increase the aggregate borrowing capacity to $350.0 million. The agreement provides for a $250.0 million unsecured revolving credit facility, a $65.0 million unsecured term loan facility and a $35.0 million unsecured term loan facility. The unsecured revolving credit facility matures in January 2021 with options to extend the maturity date to January 2022. The unsecured term loan facilities mature in January 2024. We have the ability to increase the aggregate borrowing capacity under the credit agreement up to $500.0 million, subject to lender approval. Borrowings under the revolving credit facility bear interest at LIBOR plus 1.30% to 1.95%, depending on our leverage ratio. Additionally, we are required to pay an unused commitment fee at an annual rate of 0.15% or 0.25% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum percentage of secured debt to total asset value.

Unsecured Term Loan Facilities

The amended and restated credit agreement described above extended the maturity dates of the $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility to January 15, 2024. In connection with entering into the amended and restated credit agreement, the prior notes evidencing the existing $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured term loan facility bear interest at a variable LIBOR plus 1.65% to 2.35%, depending on our leverage ratio. We utilized existing interest rate swaps to effectively fix the LIBOR rate (see “Note 8 - Derivative and Hedging Activities”).

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures in July 2023.  Borrowings under the unsecured term loan facility are priced at LIBOR plus 165 to 225 basis points, depending on our leverage. We entered into interest rate swap to fix LIBOR at 1.40% until maturity.  As of December 31, 2016, $40.0 million was outstanding under the unsecured term loan facility, which is subject to an all-in interest rate of 3.05%.

In August 2016, we entered into a $20.3 million unsecured amortizing term loan that matures in May 2019. Borrowings under the unsecured amortizing term loan are priced at LIBOR plus 170 basis points. In order to fix LIBOR on the unsecured amortizing term loan at 1.92% until maturity, we have an interest rate swap agreement in place, which was assigned by the lender under the prior secured facility to the lender under the unsecured amortizing term loan.  As of December 31, 2016, $20.0 million was outstanding under the unsecured amortizing term loan bearing an all-in interest rate of 3.62%.

Mortgage Notes Payable

As of December 31, 2016, we had total mortgage indebtedness of $70.0 million, with a weighted average term to maturity of 4.4 years. Including our mortgages that have been swapped to a fixed interest rate, our weighted average interest rate on mortgage debt was 4.0%.

	Interest		Principal Amount Outstanding
Mortgage Note Payable	Rate (1)	Maturity	December 31, 2016	December 31, 2015
Portfolio Mortgage Loan due 2016	6.56%	June 2016 (2)	$-	$8,580
Secured Term Loan due 2017	3.62%	May 2017 (3)	-	20,741
Secured Term Loan due 2018	2.49%	April 2018	25,000	25,000
Portfolio Mortgage Loan due 2020	6.90%	January 2020	5,114	6,553
Single Asset Mortgage Loan due 2020	6.24%	January 2020	3,049	3,129
CMBS Portfolio Loan due 2023	3.60%	January 2023	23,640	23,640
Single Asset Mortgage Loan due 2023	5.01%	September 2023	5,294	5,448
Portfolio Commerical Trust Lease ("CTL") due 2026	6.27%	July 2026	7,910	8,493
Total			$70,007	$101,584

(1)	Includes the effects of variable interest rates that have been swapped to fixed interest rates.
(2)	Mortgage secured by three Wawa locations was paid off on March 11, 2016 in the amount of $8.6 million.
(3)	Secured Term Loan due 2017 secured by seven locations was paid off August 18, 2016 in the amount of $20.3 million.

In August 2016, the Company prepaid a $20.3 million amortizing mortgage note due May 2017, secured by seven properties, that had an interest rate of LIBOR plus 170 basis points.  Concurrently therewith, we entered into a $20.3 million unsecured amortizing term loan. Refer to unsecured term loan facility section for further detail.

The mortgage loans encumbering our properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At December 31, 2016, the mortgage loan of $20.7 million was partially recourse to us and secured by a limited guaranty of payment and performance for approximately 50% of the loan amount.

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

Contractual Obligations

The following table summarizes our contractual obligations by due date as of December 31, 2016:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage Notes Payable	$70,007	$2,412	$30,326	$4,865	$32,404
Revolving Credit Facility	14,000	-	-	14,000	-
Unsecured Term Loans	160,044	736	19,308	100,000	40,000
Senior Unsecured Notes	160,000	-	-	-	160,000
Land Lease Obligations	10,975	640	1,275	1,220	7,840
Estimated Interest Payments on Mortgage Notes Payable, Unsecured Term Loans and Senior Unsecured Notes	109,367	15,612	29,202	24,510	40,043
Total	$524,393	$19,400	$80,111	$144,595	$280,287

Estimated interest payments are based on (i) the stated rates for mortgage notes payable, including the effect of interest rate swaps and (ii) the stated rates for unsecured term loans, including the effect of interest rate swaps and assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Dividends

During the quarter ended December 31, 2016, we declared a quarterly dividend of $0.495 per share. The cash dividend was paid on January 3, 2017 to holders of record on December 23, 2016.

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

The following table provides a reconciliation of FFO and net income for the years ended December 31, 2016, 2015 and 2014:

	Year Ended
Reconciliation from Net Income to Funds from Operations	December 31, 2016	December 31, 2015	December 31, 2014
Net income	$45,797	$39,762	$18,913
Depreciation of real estate assets	15,200	11,466	8,362
Amortization of leasing costs	125	98	125
Amortization of lease intangibles	8,010	4,859	2,491
Impairment charge	-	-	3,020
(Gain) loss on sale of assets	(9,964)	(12,135)	405
Funds from Operations	$59,168	$44,050	$33,316

Funds from Operations Per Share - Diluted	$2.54	$2.39	$2.18

Weighted average shares and OP units outstanding
Basic	23,216,355	18,350,741	15,230,205
Diluted	23,307,418	18,413,034	15,314,514

The following table provides a reconciliation of AFFO and net income for the years ended December 31, 2016, 2015 and 2014:

	Year Ended	Year Ended	Year Ended
Reconciliation from Net Income to Adjusted Funds from Operations	December 31, 2016	December 31, 2015	December 31, 2014
Net income	$45,797	$39,762	$18,913
Cumulative adjustments to calculate FFO	13,371	4,288	14,403
Funds from Operations	$59,168	$44,050	$33,316
Straight-line accrued rent	(3,582)	(2,450)	(1,416)
Deferred revenue recognition	(541)	(463)	(463)
Stock based compensation expense	2,441	1,992	1,987
Amortization of financing costs	516	494	398
Non-Real Estate Depreciation	72	62	123
Debt Extinguishment Costs	333	180	-
Adjusted Funds from Operations	$58,407	$43,865	$33,945

Adjusted Funds from Operations Per Share - Diluted	$2.51	$2.38	$2.22

Additional supplemental disclosure
Scheduled principal repayments	$2,954	$2,772	$3,599
Capitalized interest	$210	$39	$263
Capitalized building improvements	$541	$310	$145

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

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

($ in thousands)
	2017	2018	2019	2020	2021	Thereafter	Total
Mortgage Notes Payable	$2,412	$27,576	$2,751	$3,867	$998	$32,403	$70,007
Average Interest Rate	6.59%	2.87%	6.59%	6.21%	6.02%	4.15%

Unsecured Revolving Credit Facility	$-	$-	$-	$-	$14,000	$-	$14,000
Average Interest Rate					1.92%

Unsecured Term Loans	$736	$761	$18,547	$35,000	$65,000	$40,000	$160,044
Average Interest Rate	3.62%	3.62%	3.62%	3.85%	3.74%	3.05%

Senior Unsecured Notes	$-	$-	$-	$-	$-	$160,000	$160,000
Average Interest Rate						4.29%

The fair value is estimated at $75.8 million and $325.6 million for mortgage notes payable and unsecured term loans and notes, respectively, as of December 31, 2016.

The table above incorporates those exposures that exist as of December 31, 2016; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In April 2012, the Company entered into an amortizing forward-starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 mo. LIBOR and pays to the counterparty a fixed rate of 1.92%. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of December 31, 2016, this interest rate swap was valued as a liability of approximately $0.2 million.

In December 2012, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $25.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 0.89%. This swap effectively converted $25.0 million of variable-rate borrowings to fixed-rate borrowings from December 6, 2012 to April 4, 2018. As of December 31, 2016, this interest rate swap was valued as an asset of approximately $0.1 million.

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of December 31, 2016, this interest rate swap was valued as a liability of approximately $0.7 million.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of December 31, 2016, this interest rate swap was valued as a liability of approximately $1.0 million.

In June 2016, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of December 31, 2016, this interest rate swap was valued as an asset of approximately $1.4 million.

We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of December 31, 2016.

As of December 31, 2016, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would have resulted in an increase in interest expense of approximately $0.1 million.

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

Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under this item is contained on page F-2 of this Annual Report on Form 10-K.

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Shareholders.

Item 11:	Executive Compensation

Incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Shareholders.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes the equity compensation plan under which our common stock may be issued as of December 31, 2016.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrant and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	-	-	557,543	(1)
Equity Compensation Plans Not Approved by Security Holders	-	-	-

Total	-	-	557,543

(1)	Relates to various stock-based awards available for issuance under our 2014 Omnibus Incentive Plan, including incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards and dividend equivalent rights.

Additional information, including our Security Ownership of Certain Beneficial Owners and Management table, is incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Shareholders.

Item 13:	Certain Relationships, Related Transactions and Director Independence

Incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Shareholders.

Item 14:	Principal Accounting Fees and Services

Incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Shareholders.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

15(a)(1).	The following documents are filed as a part of this Annual Report on Form 10-K:
▪	Reports of Independent Registered Public Accounting Firms
▪	Consolidated Balance Sheets as of December 31, 2016 and 2015
▪	Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014
▪	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014
▪	Consolidated Statements of Cash Flow for the Years Ended December 31, 2016, 2015 and 2014
▪	Notes to the Consolidated Financial Statements
15(a)(2).	The following is a list of the financial statement schedules required by Item 8:

Schedule III – Real Estate and Accumulated Depreciation

15(a)(3).	Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-12928) for the quarter ended June 30, 2013)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 8-K (No. 001-12928) filed on May 9, 2013)

3.3	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K (No. 001-12928) filed on May 3, 2016)

4.1	Rights Agreement, dated as of December 7, 1998, by and between Agree Realty Corporation, a Maryland corporation, and Computershare Trust Company, N.A., f/k/a EquiServe Trust Company, N.A., a national banking association, as successor rights agent to BankBoston, N.A., a national banking association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-161520) filed on November 13, 2009)

4.2	Second Amendment to Rights Agreement, dated as of December 8, 2008, by and between Agree Realty Corporation, a Maryland corporation, and Computershare Trust Company, N.A., f/k/a EquiServe Trust Company, N.A., a national banking association, as successor rights agent to BankBoston, N.A., a national banking association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on December 9, 2008)

4.3	Amended and Restated Registration Rights Agreement, dated July 8, 1994 by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 1994)

4.4	Form of certificate representing shares of common stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (No. 333-161520) filed on August 24, 2009

10.1*	First Amended and restated Credit Agreement, dated as of December 15, 2016, among Agree Limited Partnership, as the Borrower, Agree Realty Corporation, as the parent REIT and a guarantor, certain subsidiaries of the Borrower, as guarantors, PNC Bank, National Association and the other lenders party thereto

10.2	The Term Loan Agreement dated July 1, 2016, among Agree Limited Partnership, Capital One and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-12928) for the quarter ended June 30, 2016)

10.3*	The First Amendment dated December 15, 2016 to the Term Loan Agreement dated July 1, 2016, among Agree Limited Partnership, Capital One and the other lenders party thereto

10.4	First Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of April 22, 1994, as amended by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 2012)

10.5	Second Amendment to First Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of March 20, 2013, as amended by and among the Company, the Limited Partnership and Richard Agree (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-12928) for the quarter ended March 31, 2013)

10.6+	Agree Realty Corporation Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (No. 001-12928) for the year ended December 31, 1996)

10.7+	Amended Employment Agreement, dated July 1, 2014, by and between the Company and Richard Agree (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-12928) for the quarter ended September 30, 2014)

10.8+	Amended Employment Agreement, dated July 1, 2014, by and between the Company and Joey Agree (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-12928) for the quarter ended September 30, 2014)

10.9+	Letter Agreement of Employment dated April 5, 2010 between Agree Limited Partnership and Laith Hermiz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on April 6, 2010)

10.10+	Letter Agreement of Employment dated November 4, 2015 between Agree Limited Partnership and Matthew M. Partridge (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on November 24, 2015)

10.11*	Summary of Director Compensation

10.12+	Agree Realty Corporation 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on 10-K (No. 001-12928) for the year ended December 31, 2014)

10.13+	Form of Restricted Stock Agreement under the Agree Realty Corporation 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-12928) for the quarter ended September 30, 2014)

10.14*	Agree Realty Corporation 2017 Executive Incentive Plan, dated February 16, 2017

10.15	Note Purchase Agreement, by Agree Limited Partnership dated May 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-12928) filed on June 1, 2015)

10.16	Note Purchase and Guarantee Agreement, dated July 28, 2016, by and among Agree Realty Corporation, Agree Limited Partnership, Teachers Insurance and Annuity Association of America, The Guardian Life Insurance Company of America and Advantus Capital Management, Inc. (incorporated by reference Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (No. 001-12928) for the quarter ended September 30, 2016)

12.1*	Statement of computation of ratios of earnings to combined fixed charges and preferred stock dividends

21*	Subsidiaries of Agree Realty Corporation

23.1*	Consent of Grant Thornton LLP

24	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Matthew M. Partridge, Chief Financial Officer

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Matthew M. Partridge, Chief Financial Officer

99.1	Material Federal Income Tax Considerations (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K (No. 001-12928) filed on March 11, 2016)

101*	The following materials from Agree Realty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of December 31, 2016. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

15(b)	The Exhibits listed in Item 15(a)(3) are hereby filed with this Annual Report on Form 10-K.
15(c)	The financial statement schedule listed at Item 15(a)(2) is hereby filed with this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Agree Realty Corporation

We have audited the internal control over financial reporting of Agree Realty Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan

February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Agree Realty Corporation

We have audited the accompanying consolidated balance sheets of Agree Realty Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agree Realty Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Southfield, Michigan

February 23, 2017

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	December 31,	December 31,
	2016	2015

ASSETS
Real Estate Investments
Land	$309,687	$225,274
Buildings	703,506	526,912
Less accumulated depreciation	(69,696)	(56,401)
	943,497	695,785
Property under development	6,764	3,663
Net Real Estate Investments	950,261	699,448

Cash and Cash Equivalents	33,395	2,712

Accounts Receivable - Tenants, net of allowance of $50 and $35 for possible losses at December 31, 2016 and December 31, 2015, respectively	11,535	7,418

Unamortized Deferred Expenses
Credit facility finance costs, net of accumulated amortization of $1,262 and $1,532 at December 31, 2016 and December 31, 2015, respectively	1,552	543

Leasing costs, net of accumulated amortization of $677 and $554 at December 31, 2016 and December 31, 2015, respectively	1,227	665

Lease intangibles, net of accumulated amortization of $18,588 and $10,578 at December 31, 2016 and December 31, 2015, respectively	109,824	76,552

Interest Rate Swaps	1,409	98

Other Assets	2,722	2,471

Total Assets	$1,111,925	$789,907

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per-share data)

	December 31,	December 31,
	2016	2015

LIABILITIES
Mortgage Notes Payable, net	$69,067	$100,391

Unsecured Term Loans, net	158,679	99,390

Senior Unsecured Notes, net	159,176	99,161

Unsecured Revolving Credit Facility	14,000	18,000

Dividends and Distributions Payable	13,124	9,758

Deferred Revenue	1,823	1,708

Accrued Interest Payable	2,210	963

Accounts Payable and Accrued Expenses
Capital expenditures	677	122
Operating	4,866	2,759

Interest Rate Swaps	1,994	3,301

Deferred Income Taxes	705	705

Tenant Deposits	94	29

Total Liabilities	426,415	336,287

STOCKHOLDERS' EQUITY
Common stock, $.0001 par value, 45,000,000 shares authorized, 26,164,977 and 20,637,301 shares issued and outstanding, respectively	3	2
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized
Series A junior participating preferred stock, $.0001 par value, 200,000 authorized, no shares issued and outstanding	-	-
Additional paid-in-capital	712,069	482,514
Dividends in excess of net income	(28,558)	(28,262)
Accumulated other comprehensive loss	(536)	(3,130)

Total Stockholders' Equity - Agree Realty Corporation	682,978	451,124
Non-controlling interest	2,532	2,496
Total Stockholders' Equity	685,510	453,620

Total Liabilities and Stockholders' Equity	$1,111,925	$789,907

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except for share and per-share data)

	For the Year Ended December 31,
	2016	2015	2014
Revenues
Minimum rents	$84,031	$64,278	$49,403
Percentage rents	197	180	160
Operating cost reimbursement	7,267	5,277	3,825
Other income	32	231	171
Total Revenues	91,527	69,966	53,559

Operating Expenses
Real estate taxes	5,459	4,005	2,766
Property operating expenses	2,484	1,768	1,679
Land lease payments	653	606	471
General and administrative	8,015	6,988	6,629
Depreciation and amortization	23,407	16,486	11,103
Impairment charge	-	-	3,020
Total Operating Expenses	40,018	29,853	25,668

Income from Operations	51,509	40,113	27,891

Other (Expense) Income
Interest expense, net	(15,343)	(12,305)	(8,587)
Gain (loss) on sale of assets	9,964	12,135	(528)
Loss on debt extinguishment	(333)	(181)	-

Income From Continuing Operations	45,797	39,762	18,776

Discontinued Operations
Gain on sale of assets from discontinued operations	-	-	123
Income from discontinued operations	-	-	14

Net Income	45,797	39,762	18,913

Less Net Income Attributable to Non-Controlling Interest	679	744	425

Net Income Attributable to Agree Realty Corporation	$45,118	$39,018	$18,488

Basic Earnings Per Share
Continuing operations	$1.97	$2.17	$1.23
Discontinued operations	-	-	0.01
	$1.97	$2.17	$1.24
Diluted Earnings Per Share
Continuing operations	$1.97	$2.16	$1.23
Discontinued operations	-	-	0.01
	$1.97	$2.16	$1.24

Other Comprehensive Income
Net income	$45,797	$39,762	$18,913
Other Comprehensive Income (Loss)	2,618	(1,093)	(2,584)
Total Comprehensive Income	48,415	38,669	16,329
Comprehensive Income Attributable to Non-Controlling Interest	(703)	(724)	(373)

Comprehensive Income Attributable to Agree Realty Corporation	$47,712	$37,945	$15,956

Weighted Average Number of Common Shares Outstanding - Basic:	22,868,736	18,003,122	14,882,586

Weighted Average Number of Common Shares Outstanding - Diluted:	22,959,799	18,065,415	14,966,895

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for share and per-share data)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	Income	Income (Loss)	Interest	Equity
Balance, December 31, 2013	14,883,314	$1	$312,974	$(23,879)	$472	$2,647	$292,215
Issuance of common stock, net of issuance costs	2,587,500	-	73,302	-	-	-	73,302
Issuance of restricted stock under the Equity Incentive Plan	81,864	-	-	-	-	-	-
Issuance of restricted stock under the Omnibus Incentive Plan	2,128	-	-	-	-	-	-
Forfeiture of restricted stock	(14,860)	-	-	-	-	-	-
Vesting of restricted stock	-	-	1,987	-	-	-	1,987
Dividends and distributions declared for the period	-	-	-	(27,193)	-	(605)	(27,798)
Other comprehensive income (loss) -	-	-	-	-	-	-	-
change in fair value of interest rate swap	-	-	-	-	(2,532)	(52)	(2,584)
Net income	-	-	-	18,488	-	425	18,913
Balance, December 31, 2014	17,539,946	$1	$388,263	$(32,584)	$(2,060)	$2,415	$356,035
Issuance of common stock, net of issuance costs	3,043,812	1	92,259	-	-	-	92,260
Issuance of restricted stock under the Omnibus Incentive Plan	85,597	-	-	-	-	-	-
Forfeiture of restricted stock	(32,054)	-	-	-	-	-	-
Vesting of restricted stock	-	-	1,992	-	-	-	1,992
Dividends and distributions declared for the period	-	-	-	(34,696)	-	(640)	(35,336)
Other comprehensive income (loss) - change in fair value	-	-	-	-	-	-	-
of interest rate swaps	-	-	-	-	(1,070)	(23)	(1,093)
Net income	-	-	-	39,018	-	744	39,762
Balance, December 31, 2015	20,637,301	$2	$482,514	$(28,262)	$(3,130)	$2,496	$453,620
Issuance of common stock, net of issuance costs	5,461,459	1	228,010	-	-	-	228,011
Repurchase of common shares	(20,569)	-	(712)	-	-	-	(712)
Issuance of restricted stock under the Omnibus Incentive Plan	93,363	-	-	-	-	-	-
Forfeiture of restricted stock	(6,577)	-	-	-	-	-	-
Vesting of restricted stock	-	-	2,257	-	-	-	2,257
Dividends and distributions declared for the period	-	-	-	(45,414)	-	(667)	(46,081)
Other comprehensive income (loss) - change in fair value of interest rate swaps	-	-	-	-	2,594	24	2,618
Net income	-	-	-	45,118	-	679	45,797
Balance, December 31, 2016	26,164,977	$3	$712,069	$(28,558)	$(536)	$2,532	$685,510

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities
Net income	$45,797	$39,762	$18,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,274	11,530	8,486
Amortization	8,133	4,956	2,617
Amortization from financing and credit facility costs	720	689	951
Stock-based compensation	2,257	1,992	1,987
Impairment charge	-	-	3,020
Write-off of deferred costs	333	181	-
(Gain) loss on sale of assets	(9,964)	(12,135)	405
(Increase) decrease in accounts receivable	(4,117)	(2,911)	(1,245)
(Increase) decrease in other assets	(109)	(197)	344
Increase (decrease) in accounts payable	1,984	1,043	(311)
Increase (decrease) in deferred revenue	115	(463)	(463)
Increase (decrease) in accrued interest	1,247	241	251
Increase (decrease) in tenant deposits	65	(8)	(4)
Net Cash Provided by Operating Activities	61,735	44,680	34,951

Cash Flows from Investing Activities
Acquisition of real estate investments	(297,868)	(223,871)	(143,273)
Development of real estate investments and other
(including capitalized interest of $210 in 2016, $39 in 2015, and $263 in 2014	(27,919)	(6,970)	(16,527)
Payment of leasing costs	(686)	(66)	(354)
Net proceeds from sale of assets	28,919	28,132	12,456
Net Cash Used In Investing Activities	(297,554)	(202,775)	(147,698)

Cash Flows from Financing Activities
Proceeds from common stock offering, net	228,011	92,260	73,302
Repurchase of common shares	(712)	-	-
Unsecured revolving credit facility borrowings	252,000	161,000	148,623
Unsecured revolving credit facility repayments	(256,000)	(158,000)	(143,123)
Payments of mortgage notes payable	(31,578)	(5,178)	(12,767)
Unsecured term loan proceeds	60,283	-	65,000
Payments of unsecured term loans	(239)	-	-
Senior unsecured notes proceeds	60,000	100,000	-
Dividends paid	(42,058)	(32,992)	(25,403)
Limited partners' distributions paid	(657)	(636)	(591)
Debt extinguishment costs	-	(150)	-
Payments for financing costs	(2,548)	(896)	(1,432)
Net Cash Provided by Financing Activities	266,502	155,408	103,609

Net (Decrease) Increase in Cash and Cash Equivalents	30,683	(2,687)	(9,138)
Cash and Cash Equivalents, beginning of period	2,712	5,399	14,537
Cash and Cash Equivalents, end of period	$33,395	$2,712	$5,399

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$13,822	$11,548	$7,825
Cash paid for income tax	$8	$1	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued under equity incentive plans (in dollars)	$3,517	$2,864	$2,390
Real estate acquisitions financed with debt assumption	$-	$-	$5,631

See accompanying notes to consolidated financial statements.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2016

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

Our assets are held by, and all of our operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 98.7% interest as of December 31, 2016. Under the partnership agreement of the Operating Partnership, Agree Realty Corporation, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the "Company," “Management,” "we,” “our” or "us" refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of Agree Realty Corporation include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries. The Company controlled, as the sole general partner, 98.7% and 98.3% of the Operating Partnership as of December 31, 2016 and 2015. All material intercompany accounts and transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of (1) assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications of prior period amounts have been made in the consolidated financial statements and footnotes in order to conform to the current presentation. As a result of the adoption of ASU 2015-03, unamortized debt issuance cost is presented as a direct deduction from the carrying amount of the debt liability; in previously filed reports the unamortized debt issuance cost was classified on the Balance Sheet as an Unamortized Deferred Expense. Also, prepaid rents are presented on the Balance Sheet as Deferred Revenue; in previously filed reports it was presented in Accounts Payable-Operating.

Segment Reporting

The Company is primarily in the business of acquiring, developing and managing retail real estate which is considered to be one reporting segment. The Company has no other reportable segments.

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
December 31, 2016

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

Depreciation

The Company’s real estate portfolio is depreciated using the straight-line method over the estimated remaining useful life of the properties, which generally ranges from 30 to 40 years for buildings and 10 to 20 years for improvements. Properties classified as “held for sale” are not depreciated.

Impairments

The Company reviews its real estate investments periodically for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events or circumstances that may occur include, but are not limited to, significant changes in real estate market conditions or our ability to re-lease or sell properties that are vacant or become vacant. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. An asset is considered impaired if its carrying value exceeds its estimated undiscounted cash flows and an impairment charge is recorded in the amount by which the carrying value of the asset exceeds its estimated fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less from the date purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company had $32.4 million and $1.7 million in cash as of December 31, 2016 and 2015, respectively, in excess of the FDIC insured limit.

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

The Company’s leases provide for reimbursement from tenants for common area maintenance (“CAM”), insurance, real estate taxes and other operating expenses ("Operating Cost Reimbursement Revenue"). A portion of our Operating Cost Reimbursement Revenue is estimated each year end and is recognized as revenue in the period the recoverable costs are incurred and accrued. Receivables from Operating Cost Reimbursement Revenue is included in our Accounts Receivable - Tenants line item in our consolidated balance sheets. The balance of unbilled Operating Cost Reimbursement Revenue at December 31, 2016 and 2015 are $1.1 million and $0.5 million, respectively.

In addition, many of the Company’s leases contain rent escalations for which we recognize revenue on a straight-line basis over the non-cancelable lease term.  This method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the Accounts Receivable - Tenants line item in our consolidated balance sheets. The balance of straight-line rent receivable at December 31, 2016 and 2015 are $9.6 million and $6.0 million, respectively.  To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce operating income.

Sales Tax

The Company collects various taxes from tenants and remits these amounts, on a net basis, to the applicable taxing authorities.

Unamortized Deferred Expenses

Deferred expenses include debt financing costs, leasing costs and lease intangibles, and are amortized as follows: (i) debt financing costs on a straight-line basis to interest expense over the term of the related loan, which approximates the effective interest method; (ii) leasing costs on a straight-line basis to depreciation and amortization over the term of the related lease entered into; and (iii) lease intangibles on a straight-line basis to depreciation and amortization over the remaining term of the related lease acquired.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2016

The following schedule summarizes the Company’s amortization of deferred expenses (in thousands) for the years ended December 31, 2016, 2015 and 2014, respectively:

Year Ended December 31,	2016	2015	2014

Credit Facility Financing Costs	$228	$225	$280
Leasing Costs	124	97	126
Lease Intangibles	8,010	4,859	2,491
Total	$8,362	$5,181	$2,897

The following schedule represents estimated future amortization of deferred expenses as of December 31, 2016 (in thousands):

Year Ending December 31,	2017	2018	2019	2020	2021	Thereafter	Total

Credit Facility Financing Costs	$394	$379	$379	$379	$21	$-	$1,552
Leasing Costs	162	159	157	137	117	495	1,227
Lease Intangibles	9,813	9,637	9,135	8,870	8,592	63,777	109,824
Total	$10,369	$10,175	$9,671	$9,386	$8,730	$64,272	$112,603

Revenue Recognition

The Company leases real estate to its tenants under long-term net leases which we account for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Rental increases based upon changes in the consumer price indexes, or other variable factors, are recognized only after changes in such factors have occurred and are then applied according to the lease agreements. Certain leases also provide for additional rent based on tenants’ sales volumes. These rents are recognized when determinable after the tenant exceeds a sales breakpoint. Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses are generally included in operating costs reimbursement in the period when such expenses are recorded.

Earnings per Share

Earnings per share have been computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common shares outstanding in accordance with the treasury stock method.

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Year Ended December 31,
	2016	2015	2014
Weighted average number of common shares outstanding	23,096,267	18,215,628	15,121,212
Less: Unvested restricted stock	(227,531)	(212,506)	(238,626)
Weighted average number of common shares outstanding used in basic earnings per share	22,868,736	18,003,122	14,882,586

Weighted average number of common shares outstanding used in basic earnings per share	22,868,736	18,003,122	14,882,586
Effect of dilutive securities: restricted stock	91,063	62,293	84,309
Weighted average number of common shares outstanding used in diluted earnings per share	22,959,799	18,065,415	14,966,895

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2016, the Company believes it has qualified as a REIT. Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2016

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (”FASB”) issued ASU No. 2017-01, “Business Combinations: Clarifying the Definition of a Business” (“ASU 2017-01”). The objective of ASU 2017-01 is to clarify the definition of a business by adding guidance on how entities should evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 will be effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company is in the process of determining the impact that the implementation of ASU 2017-01 will have on the Company’s financial statements.

In August 2016 and October 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” and ASU No. 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash.” The objective of these standards are to provide specific guidance on cash flow classification issues and how to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is in the process of determining the impact that the implementation of these standards will have on the Company’s financial statements.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments (“ASU 2016-13”).” The objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the current incurred impairment methodology in current GAAP is to be replaced by a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company evaluated the impact that the implementation of ASU 2016-13 and concluded the standard will not have a material impact on the Company’s financial statements upon adoption.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2016

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends ASC Topic 718, Stock Compensation. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 will allow entities to make an accounting policy election for the impact of most types of forfeitures on the recognition of expense for share-based payment awards by allowing the forfeitures to be either estimated, as is currently required, or recognized when they actually occur. If elected, the change to recognize forfeitures when they occur will be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to retained earnings. ASU 2016-09 will be effective for the Company for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company has adopted ASU 2016-09 in the context of how the Company accounts for stock forfeitures, which is reflected in the Company’s financial statements. The adoption had no impact since we were already using a 0% forfeiture rate.

In March 2016, the FASB issued ASU No. 2016-05 “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”). ASU 2016-05 addresses the impact on hedge accounting due to a change in a counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815. The amendments in this update apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815. The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18) continue to be met. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company evaluated ASU 2016-05 in the context of our hedge accounting and concluded that it will not have a material impact on the Company’s financial statements upon adoption.

In February 2016, the FASB issued ASU No. 2016-02 “Leases” (“ASU 2016-02”). The new standard creates Topic 842, Leases, in FASB Accounting Standards Codification (FASB ASC) and supersedes FASB ASC 840, Leases. ASU 2016-02 requires a lessee to recognize the assets and liabilities that arise from leases (operating and finance). However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The main difference between the existing guidance on accounting for leases and the new standard is that operating leases will now be recorded in the statement of financial position as assets and liabilities. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases and operating leases. ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating land lease arrangements for which it is the lessee. Current GAAP requires only capital (finance) leases to be recognized in the statement of financial position and amounts related to operating leases largely are reflected in the financial statements as rent expense on the income statement and in disclosures to the financial statements. ASU 2016-02 is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of determining the impact that the implementation of ASU 2016-02 will have on the Company’s financial statements. We anticipate there will be an immaterial impact for the leases in which the Company is the lessor and/or the lessee.

In April 2015, the FASB issued ASU No. 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The objective of ASU 2015-03 is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify presentation of debt issuance costs, the amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. ASU 2015-03 is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015. Early adoption is permitted. The Company has adopted ASU 2015-03 and determined the resulting impact on the statements is a reclassification of certain deferred financing costs from other assets to each respective balance sheet debt account.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2016

In May 2014, with subsequent updates issued in August 2015 and March, April and May 2016, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update’s core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies are to use a five-step contract review model to ensure revenue is recognized, measured and disclosed in accordance with this principle. ASU 2014-09, as updated, is effective for fiscal years and interim periods beginning after December 15, 2017. The Company is in the process of engaging a professional services firm to assist in the implementation of ASU 2014-09 and has not currently selected a transition method. In addition we are in the process of determining the impact that the implementation of ASU 2014-09, as updated, will have on the Company’s financial statements and it is considered likely the implementation will change the Company’s disclosures.

Note 3 – Real Estate Investments

Real Estate Portfolio

The Company’s real estate investments consisted of the following as of December 31, 2016 and December 31, 2015 (in thousands, except number of properties):

	December 31,	December 31,
	2016	2015
Number of Properties	366	278
Gross Leasable Area	7,033	5,207

Land	$309,687	$225,274
Buildings	$703,506	$526,912
Property under Development	$6,764	$3,663
Gross Real Estate Investments	$1,019,957	$755,849
Less Accumulated Depreciation	$(69,696)	$(56,401)
Net Real Estate Investments	$950,261	$699,448

Lease Intangibles

The following table details lease intangibles, net of accumulated amortization, as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31,	December 31,
	2016	2015
Intangible Lease Asset - In-Place Leases	$62,422	$47,052
Less: Accumulated Amortization	(11,976)	(7,239)
Intangible Lease Asset - Above-Market Leases	103,116	61,241
Less: Accumulated Amortization	(13,690)	(7,367)
Intangible Lease Liability - Below-Market Leases	(37,126)	(21,163)
Less: Accumulated Amortization	7,078	4,028
Lease Intangible Asset, net	$109,824	$76,552

As of December 31, 2016, our portfolio was approximately 99.6% leased and had a weighted average remaining lease term of approximately 10.6 years.

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
December 31, 2016

As of December 31, 2016, the future minimum rental income to be received under the terms of all non-cancellable tenant leases is as follows (in thousands):

For the Year Ending December 31,
2017	$91,308
2018	90,109
2019	87,285
2020	84,578
2021	81,195
Thereafter	575,249
Total	$1,009,724

Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the current lease terms. In addition, this table does not include amounts for potential variable rent increases that are based on the Consumer Price Index (“CPI”) or future contingent rents which may be received on the leases based on a percentage of the tenant’s gross sales.

Of these future minimum rents, approximately 11.6% of the total is attributable to Walgreens as of December 31, 2016. The loss of this tenant or the inability of them to pay rent could have an adverse effect on the Company’s business.

No other tenant contributed 5.0% or more of the Company’s total revenues as of December 31, 2016.

Deferred Revenue

In July 2004, the Company’s tenant in a joint venture property located in Boynton Beach, FL repaid $4.0 million that had been contributed by the Company’s joint venture partner. As a result of this repayment, the Company became the sole member of the limited liability company holding the property. Total assets of the property were approximately $4.0 million. The Company has treated the $4.0 million as deferred revenue and accordingly, will recognize rental income over the term of the related leases. The remaining deferred revenue for the Boynton Beach, FL property was fully recognized in 2016.

As of December 31, 2016 and December 31, 2015, there was $1.8 million and $1.7 million, respectively, in deferred revenues resulting from rents paid in advance.

Land Lease Obligations

The Company is subject to land lease agreements for certain of its properties. Land lease expense was $0.7 million, $0.6 million, and $0.5 million for the years ending December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, future annual lease commitments under these agreements are as follows (in thousands):

For the Year Ending December 31,
2017	$640
2018	641
2019	634
2020	632
2021	588
Thereafter	7,840
Total	$10,975

Acquisitions

During 2016, the Company purchased 82 retail net lease assets for approximately $295.6 million, including acquisition and closing costs. These properties are located in 27 states and 100% leased to 49 different tenants operating in 22 unique retail sectors for a weighted average lease term of approximately 10.7 years. The underwritten weighted average capitalization rate on our 2016 investments was approximately 7.8%. None of the Company’s investments during 2016 caused any new or existing tenant to comprise 10% or more of the Company’s total assets or generate 10% or more of the Company’s total annualized base rent at December 31, 2016.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2016

The aggregate 2016 acquisitions were allocated approximately $84.3 million to land, $170.0 million to buildings and improvements, and $41.3 million to lease intangible costs. The acquisitions were substantially all cash purchases and there was no contingent consideration associated with these acquisitions.

During 2015, the Company purchased 73 retail net lease assets for approximately $220.6 million, including acquisition and closing costs. These properties are located in 24 states and 100% leased to 40 different tenants operating in 19 unique retail sectors for a weighted average lease term of approximately 12.2 years. The underwritten weighted average capitalization rate on our 2015 investments was approximately 8.0%. None of the Company’s investments during 2015 caused any new or existing tenant to comprise 10% or more of the Company’s total assets or generate 10% or more of the Company’s total annualized base rent at December 31, 2015.

The aggregate 2015 acquisitions were allocated approximately $33.8 million to land, $152.8 million to buildings and improvements, and $34.0 million to lease intangible costs. The acquisitions were substantially all cash purchases and there was no contingent consideration associated with these acquisitions.

The Company calculates the weighted average capitalization rate on our investments by dividing annual expected net operating income derived from the properties by the total investment in the properties. Annual expected net operating income is defined as the straight-line rent for the base term of the lease less property level expenses (if any) that are not recoverable from the tenant.

Unaudited Pro Forma Information

The following unaudited pro forma total revenue and income before discontinued operations for 2016, 2015 and 2014, assumes all of our 2016 acquisitions had taken place on January 1, 2016 for the 2016 pro forma information, January 1, 2015 for the 2015 proforma information, and on January 1, 2014 for the 2014 pro forma information (in thousands):

Supplemental pro forma for the year ended December 31, 2016 (1)
Total Revenue	$104,178
Income before discontinued operations	$56,375

Supplemental pro forma for the year ended December 31, 2015 (1)
Total Revenue	$79,056
Income before discontinued operations	$36,149

Supplemental pro forma for the year ended December 31, 2014 (1)
Total Revenue	$57,840
Income before discontinued operations	$19,369

(1)	This unaudited pro forma supplemental information does not purport to be indicative of what our operating results would have been had the acquisitions occurred on January 1, 2016, January 1, 2015 or January 1, 2014 and may not be indicative of future operating results. Various acquisitions were of newly leased or constructed assets and may not have been in service for the full periods shown.

Developments

During the fourth quarter, construction continued on the Company’s four development and PCS projects with anticipated total project costs of approximately $21.7 million. These projects include one Burger King development in Heber, Utah; two Camping World projects in Tyler, Texas and Georgetown, Kentucky; and the redevelopment and expansion of an existing property in Boynton Beach, Florida for Orchard Supply Hardware.

For the year ended December 31, 2016, the Company completed or commenced construction on 14 development or PCS projects net leased to a number of industry-leading retail tenants. Total anticipated project costs for those developments are approximately $38.0 million and include the following completed or commenced projects:

Tenant	Location	Lease Structure	Lease Term	Actual or Anticipated Rent Commencement	Status
Hobby Lobby	Springfield, OH	Build-to-Suit	15 Years	Q1 2016	Completed
Family Fare Quick Stop	Marshall, MI	Ground Lease	10 Years	Q2 2016	Completed
Burger King(1)	Farr West, UT	Build-to-Suit	20 Years	Q2 2016	Completed
Chick-fil-A	Frankfort, KY	Ground Lease	20 Years	Q3 2016	Completed
Burger King(1)	Devil's Lake, ND	Build-to-Suit	20 Years	Q3 2016	Completed
Wawa	Orlando, FL	Ground Lease	20 Years	Q3 2016	Completed
Starbucks	North Lakeland, FL	Build-to-Suit	10 Years	Q4 2016	Completed
Burger King(1)	Hamilton, MT	Build-to-Suit	20 Years	Q4 2016	Completed
Texas Roadhouse	Mount Pleasant, MI	Ground Lease	15 Years	Q4 2016	Completed
Burger King(1)	West Fargo, ND	Build-to-Suit	20 Years	Q4 2016	Completed
Camping World	Tyler, TX	Build-to-Suit	20 Years	Q1 2017	Under Construction
Burger King(1)	Heber, UT	Build-to-Suit	20 Years	Q1 2017	Under Construction
Camping World	Georgetown, KY	Build-to-Suit	20 Years	Q3 2017	Under Construction
Orchard Supply	Boynton Beach, FL	Build-to-Suit	15 Years	Q3 2017	Under Construction

(1) Franchise restaurants operated by Meridian Restaurants Unlimited, LC.

Dispositions

During 2016, the Company sold four properties for aggregate gross proceeds of $29.7 million, which resulted in a gain of $10.0 million. The four properties sold are single tenant buildings, all leased to Walgreens (Port St. John, Florida; Rancho Cordova, California; Macomb, Michigan, and Silver Springs Shores, Florida).

During 2015, the Company sold eight properties for aggregate gross proceeds of $29.0 million, which resulted in a gain of $12.1 million. Dispositions included three land parcels, two single tenant buildings and three non-core community shopping centers (Marshall Plaza in Marshall, Michigan, Ferris Commons in Big Rapids, Michigan and Lakeland Plaza in Lakeland, Florida).

During 2014, the Company sold four properties for aggregate gross proceeds of $12.9 million, which resulted in a loss of $0.4 million. Dispositions included three non-core community shopping centers (Ironwood Commons in Ironwood, Michigan, Petoskey Town Center in Petoskey, Michigan and Chippewa Commons in Chippewa Falls, Wisconsin) as well as a ground lease parcel in East Lansing, Michigan.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2016

Impairments

As a result of our review of Real Estate Investments we recognized the following real estate impairment charges for the year ended December 31(in thousands):

	2016	2015	2014

Continuing operations	$-	$-	$3,020
Discontinued operations	-	-	-

Total	$-	$-	$3,020

In 2014, we recognized impairment charges of $0.2 million and $2.8 million, for Petoskey Town Center and Chippewa Commons, respectively, which were included in continuing operations. Petoskey Town Center was under contract for sale, but not classified as held for sale at September 30, 2014 due to contingencies associated with the contract, and a $0.2 million impairment charge was taken to write down the carrying value of the property to an amount that reflected the sales price. The property was subsequently sold in the fourth quarter of 2014. In the second quarter of 2014, an anchor tenant at Chippewa Commons declined to exercise a lease extension option which we deemed would contribute to vacancy and diminished cash flows and result in a fair value that was less than the net book value of the asset. A $2.8 million impairment charge was taken to write down the carrying value of the property to an amount that reflected management’s best estimate of fair market value.

Note 4 – Debt

In April 2015, FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the gross carrying amount of that debt liability, consistent with debt discounts. We adopted ASU 2015-03, effective March 31, 2016, and applied the guidance retrospectively to our Mortgage Notes Payable, Unsecured Term Loans and Senior Unsecured Notes for all periods presented. Unamortized debt issuance costs of approximately $3.1 million and $2.6 million are included as an offset to the respective debt balances as of December 31, 2016 and 2015, respectively (previously included in Unamortized Deferred Expenses on our Consolidated Balance Sheets).

As of December 31, 2016, we had total indebtedness of $404.0 million, including (i) $70.0 million of mortgage notes payable; (ii) $160.0 million of unsecured term loans; (iii) $160.0 million of senior unsecured notes; and (iv) $14.0 million of borrowings under our Credit Facility.

Mortgage Notes Payable

As of December 31, 2016, the Company had total gross mortgage indebtedness of $70.0 million which was collateralized by related real estate with an aggregate net book value of $90.3 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.79% as of December 31, 2016 and 4.17% as of December 31, 2015.

In August 2016, the Company prepaid a $20.3 million amortizing mortgage note due May 2017, secured by seven properties, that had an interest rate of LIBOR plus 170 basis points.  Concurrently therewith, the Company entered into a $20.3 million unsecured amortizing term loan. Refer to unsecured term loan facility section for further detail.

In March 2016, the Company prepaid a mortgage note payable with an outstanding balance of $8.6 million. The fully-amortizing loan carried a 6.56% interest rate and the final monthly payment was due in June 2016.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2016

Mortgages payable consisted of the following (in thousands):

	December 31, 2016	December 31, 2015

Note payable in monthly installments of interest only at 6.56% annum, with a balloon payment in the amount of $8,580,000 was repaid on March 11, 2016; collateralized by related real estate and tenants’ leases	$-	$8,580

Note payable in monthly principal installments of $56,380 plus interest at 170 basis points over LIBOR, swapped to a fixed rate of 3.62% as of December 31, 2015. A balloon payment in the amount of $20,283,000 was repaid on August 19, 2016; collateralized by related real estate and tenants’ leases	-	20,741

Note payable in monthly installments of interest only at LIBOR plus 160 basis points, swapped to a fixed rate of 2.49% with a balloon payment due April 4, 2018; collateralized by related real estate and tenants' leases	25,000	25,000

Note payable in monthly installments of $153,838, including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	5,114	6,553

Note payable in monthly installments of $23,004, including interest at 6.24% per annum, with a balloon payment of $2,781,819 due February 2020; collateralized by related real estate and tenant lease	3,049	3,129

Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 1, 2023; collateralized by related real estate and tenants' leases	23,640	23,640

Note payable in monthly installments of $35,673, including interest at 5.01% per annum, with a balloon payment of $4,034,627 due September 2023; collateralized by related real estate and tenant lease	5,294	5,448

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	7,910	8,493

Total principal	70,007	101,584
Unamortized debt issuance costs	(940)	(1,193)
Total	$69,067	$100,391

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2016

The following table presents scheduled principal payments related to our debt as of December 31, 2016 (in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
2017	$3,147	$-	$3,147
2018	3,337	25,000	28,337
2019	3,008	18,290	21,298
2020	1,100	37,767	38,867
2021 (1)	998	79,000	79,998
Thereafter	8,764	223,640	232,404
Total	$20,354	$383,697	$404,051

(1)	The balloon payment balance includes the balance outstanding under the Credit Facility as of December 31, 2016. The Credit Facility matures in January 2021, with options to extend the maturity for one year at the Company’s election, subject to certain conditions.

The mortgage loans encumbering our properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or a material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At December 31, 2016, there were no mortgage loans with partial recourse to us.

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

The Company was in compliance with covenant terms for all mortgages payable at December 31, 2016.

Senior Unsecured Notes

The following table presents the Senior Unsecured Notes balance net of unamortized debt issuance costs as of December 31, 2016, and 2015 (in thousands):

	December 31, 2016	December 31, 2015

2025 Senior Unsecured Note	$50,000	$50,000
2027 Senior Unsecured Note	50,000	50,000
2028 Senior Unsecured Note	60,000	-
Total Principal	160,000	100,000

Unamortized debt issuance costs	(824)	(839)
Total	$159,176	$99,161

In May 2015, the Company completed a private placement of $100.0 million principal amount of senior unsecured notes. The senior unsecured notes were sold in two series; $50.0 million of 4.16% notes due in May 2025 and $50.0 million of 4.26% notes due in May 2027. The weighted average term of the senior unsecured notes is 11 years and the weighted average interest rate is 4.21%. Proceeds from the issuance were used to repay borrowings under the Company's revolving credit facility and for general corporate purposes.

In July 2016, the Company completed a private placement of $60.0 million principal amount of senior unsecured notes. The senior unsecured notes bear a fixed interest rate of 4.42% per annum and mature in July 2028. Proceeds from the issuance were used to repay borrowings under the Company's revolving credit facility and for general corporate purposes.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2016

Senior Unsecured Revolving Credit

In December 2016, the Company amended and restated the credit agreement that governs the Company's senior unsecured revolving credit facility and the Company's unsecured term loan facility to increase the aggregate borrowing capacity to $350.0 million. The agreement provides for a $250.0 million unsecured revolving credit facility, a $65.0 million unsecured term loan facility and a $35.0 million unsecured term loan facility. The unsecured revolving credit facility matures in January 2021 with options to extend the maturity date to January 2022. The unsecured term loan facilities mature in January 2024. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement up to $500.0 million, subject to lender approval. Borrowings under the revolving credit facility bear interest at LIBOR plus 1.30% to 1.95%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.15% or 0.25% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of December 31, 2016 and December 31, 2015, the Company had $14.0 million and $18.0 million outstanding borrowings under the revolving credit facility, respectively, bearing weighted average interest rates of approximately 1.9% and 1.7%, respectively. As of December 31, 2016, $236.0 million was available for borrowing under the revolving credit facility and the Company was in compliance with the credit agreement covenants.

Additionally, conforming changes were made to the $40.0 million unsecured term loan facility and $20.0 million unsecured amortizing term loan facility.

Unsecured Term Loan Facilities

The following table presents the Unsecured Term Loans balance net of unamortized debt issuance costs as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015

2019 Term Loan	$20,044	$-
2024 Term Loan	35,000	35,000
2024 Term Loan	65,000	65,000
2023 Term Loan	40,000	-
Total Principal	160,044	100,000

Unamortized debt issuance costs	(1,365)	(610)
Total	$158,679	$99,390

The amended and restated credit agreement described above extended the maturity dates of the $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility (together, the “2024 Term Loan Facilities”) to January 2024. In connection with entering into the amended and restated credit agreement, the prior notes evidencing the existing $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at a variable LIBOR plus 1.65% to 2.35%, depending on the Company's leverage ratio. The Company utilized existing interest rate swaps to effectively fix the LIBOR rate (see “Derivative and Hedging Activities” below).

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matures in May 2019 (the “2019 Term Loan”).  Borrowings under the 2019 Term Loan are priced at LIBOR plus 170 basis points. In order to fix LIBOR on the 2019 Term Loan at 1.92% until maturity, the Company had an interest rate swap agreement in place, which was assigned by the lender under the Mortgage Note to the 2019 Term Loan lender.  As of December 31, 2016, $20.0 million was outstanding under the 2019 Term Loan bearing an all-in interest rate of 3.62%.

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures in July 2023 (the “2023 Term Loan”).  Borrowings under the 2023 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage. The Company entered into interest rate swap to fix LIBOR at 1.40% until maturity.  As of December 31, 2016, $40.0 million was outstanding under the 2023 Term Loan, which is subject to an all-in interest rate of 3.05%.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2016

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

During the year ended December 31, 2016, the Company issued 499,209 shares of common stock under its ATM program at an average price of $47.74, realizing gross proceeds of approximately $23.8 million. The Company has approximately $36.2 million remaining under the ATM program as of December 31, 2016.

In March 2015, the Company filed, and the SEC declared effective, a shelf registration statement that expires in March 2018. The securities covered by this registration statement cannot exceed $500.0 million in the aggregate and include common stock, preferred stock, depositary shares and warrants. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

The Company completed a follow-on offering of 2,087,250 shares of common stock in October 2016. The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $95.0 million after deducting the underwriting discount. The proceeds from the offering were used to repay borrowings under our revolving credit facility to fund property acquisitions and for general corporate purposes..

The Company completed a follow-on offering of 2,875,000 shares of common stock in May 2016. The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $109.6 million after deducting the underwriting discount. The proceeds from the offering were used to repay borrowings under our revolving credit facility to fund property acquisitions and for general corporate purposes.

The Company completed a follow-on offering of 1,725,000 shares of common stock in December of 2015. The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $53.0 million after deducting the underwriting discount. The proceeds from the offering were used to pay down amounts outstanding under the Credit Facility and for general corporate purposes.

Note 6 – Dividends and Distribution Payable

The Company declared dividends of $1.92, $1.845 and $1.74 per share during the years ended December 31, 2016, 2015 and 2014; the dividends have been reflected for federal income tax purposes as follows:

	2016	2015	2014
For the Year Ended December 31,
Ordinary Income	$1.557	$1.519	$1.398
Return of Capital	0.363	0.326	0.342

Total	$1.920	$1.845	$1.740

On December 6, 2016, the Company declared a dividend of $0.495 per share for the quarter ended December 31, 2016. The holders Operating Partnership Units were entitled to an equal distribution per Operating Partnership Unit held as of December 23, 2016. The dividends and distributions payable are recorded as liabilities in the Company's consolidated balance sheet at December 31, 2016. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners' non-controlling interest. These amounts were paid on January 3, 2017.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2016

Note 7 – Income Taxes

The Company is subject to the provisions of Financial Accounting Standards Board Accounting Standard Codification 740-10 (“FASB ASC 740-10”), and has analyzed its various federal and state filing positions. The Company believes that its income tax filing positions and deductions are documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FASB ASC 740-10. The Company’s Federal income tax returns are open for examination by taxing authorities for all tax years after December 31, 2011. The Company has elected to record related interest and penalties, if any, as income tax expense on the consolidated statements of operations and comprehensive income.

For income tax purposes, the Company has certain TRS entities that have been established and in which certain real estate activities are conducted.

As of December 31, 2016, and 2015, the Company had accrued a deferred income tax liability in the amount of $705,000. This deferred income tax balance represents the federal and state tax effect of deferring income tax in 2007 on the sale of an asset under section 1031 of the Internal Revenue Code. This transaction was accrued within the TRS entities described above. During the years ended December 31, 2016, and 2015, the Company recognized total federal and state tax expense of $7,747, and $3,317, respectively.

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

In April 2012, the Company entered into an amortizing forward-starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.92%. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of December 31, 2016, this interest rate swap was valued as a liability of approximately $0.2 million.

In December 2012, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $25.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 0.89%. This swap effectively converted $25.0 million of variable-rate borrowings to fixed-rate borrowings from December 6, 2012 to April 4, 2018. As of December 31, 2016, this interest rate swap was valued as an asset of approximately $0.1 million.

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of December 31, 2016, this interest rate swap was valued as a liability of approximately $0.7 million.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of December 31, 2016, this interest rate swap was valued as a liability of approximately $1.0 million.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2016

In June 2016, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of December 31, 2016, this interest rate swap was valued as a asset of approximately $1.4 million.

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated these derivative instruments as cash flow hedges. As such, the effective portion of changes in the fair value of the derivatives designated and that qualify as cash flow hedges is recorded as a component of other comprehensive income (loss). The ineffective portion of the change in fair value of the derivative instrument is recognized directly in interest expense. For the years ended December 31, 2016 and 2015, the Company has not recorded any hedge ineffectiveness in earnings. Amounts in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2.0 million will be reclassified as an increase to interest expense.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
	December 31,	December 31,	December 31,	December 31,
Interest Rate Derivatives	2016	2015	2016	2015

Interest Rate Swap	5	4	$185,044	$145,741

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets (in thousands).

	Asset Derivatives
	December 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	Other Assets	$1,409	Other Assets	$98

	Liability Derivatives
	December 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	Other Liabilities	$1,994	Other Liabilities	$3,301

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2016

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and other comprehensive loss for the years ended December 31, 2016 and 2015 (in thousands).

Derivatives in Cash Flow Hedging Relationships	Amount of Income/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Income/(Loss) Reclassifed from Accumulated OCI into Income (Effective Portion)	Amount of Income/(Loss) Reclassified from Accumulated OCI into Expense (Effective Portion)

	2016	2015		2016	2015
Twelve months ended December 31
Interest rate swaps	$2,618	$(1,093)	Interest Expense	$(2,493)	$(2,796)

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of December 31, 2016.

Credit-risk-related Contingent Features

The Company has agreements with two of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of December 31, 2016, the fair value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $2.1 million. As of December 31, 2016, the Company has not posted any collateral related to these net liability positions. If the Company had breached any of these provisions as of December 31, 2016, it could have been required to settle its obligations under the agreements at their termination value of $2.1 million.

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheets.

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of December 31, 2016 and December 31, 2015. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the consolidated balance sheets (in thousands):

Offsetting of Derivative Assets

As of December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,409	$-	$1,409	$50	$-	$1,359

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2016

Offsetting of Derivative Liabilities

As of December 31, 2016

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,994	$-	$1,994	$50	$-	$1,944

Offsetting of Derivative Assets

As of December 31, 2015

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$98	$-	$98	$-	$-	$98

Offsetting of Derivative Liabilities

As of December 31, 2015

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$3,301	$-	$3,301	$-	$-	$3,301

Note 9 – Discontinued Operations

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

In January 2014, the Company sold a Kmart-anchored shopping center in Ironwood, Michigan, which was classified as held for sale on December 31, 2013, for approximately $5,000,000. The results of operations for this property are reported in discontinued operations for the year ended December 31, 2014.

Note 10 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company accounts for fair values in accordance with FASB Accounting Standards Codification Topic 820 Fair Value Measurements and Disclosure (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2016

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Asset:
Interest rate swaps	$-	$1,409	$-	$1,409

Liability:
Interest rate swaps	$-	$1,994	$-	$1,994
Mortgage notes payable	$-	$-	$75,756	$68,758
Unsecured term loans	$-	$-	$165,971	$158,988
Senior unsecured notes	$-	$-	$159,674	$159,176
Revolving credit facility	$-	$14,000	$-	$14,000

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2016

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
Asset:
Interest rate swaps	$-	$98	$-	$98

Liability:
Interest rate swaps	$-	$3,301	$-	$3,301
Mortgage notes payable	$-	$-	$105,033	$100,391
Unsecured term loans	$-	$-	$97,742	$99,390
Senior unsecured notes	$-	$-	$99,645	$99,161
Revolving credit facility	$-	$18,000	$-	$18,000

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

No options were granted during 2016, 2015 or 2014.

Restricted common stock has been granted to certain employees under the 2014 Plan. As of December 31, 2016, there was $5.3 million of unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.4 years. The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The Company granted 93,363, 85,597 and 83,210 shares of restricted stock in 2016, 2015 and 2014, respectively to employees and Board of Directors. The restricted shares vest over a five-year period based on continued service to the Company.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2016

Restricted share activity is summarized as follows (in thousands, except per share data):

	Shares Outstanding	Weighted Average Grant Date Fair Value

Unvested restricted stock at December 31, 2013	249	$24.33

Restricted stock granted	83	$28.72
Restricted stock vested	(79)	$22.64
Restricted stock forfeited	(14)	$26.03

Unvested restricted stock at December 31, 2014	239	$26.24

Restricted stock granted	86	$33.46
Restricted stock vested	(80)	$25.13
Restricted stock forfeited	(32)	$29.54

Unvested restricted stock at December 31, 2015	213	$29.07

Restricted stock granted	93	$37.67
Restricted stock vested	(72)	$27.07
Restricted stock forfeited	(6)	$35.58

Unvested restricted stock at December 31, 2016	228	$33.02

Note 12 – Profit-Sharing Plan

The Company has a discretionary profit-sharing plan whereby it contributes to the plan such amounts as the Board of Directors of the Company determines. The participants in the plan cannot make any contributions to the plan. Contributions to the plan are allocated to the employees based on their percentage of compensation to the total compensation of all employees for the plan year. Participants in the plan become fully vested after six years of service. No contributions were made to the plan in 2016, 2015, or 2014.

Note 13 – Quarterly Financial Data (Unaudited)

The following summary represents the unaudited results of operations of the Company, expressed in thousands except per share amounts, for the periods from January 1, 2015 through December 31, 2016. Certain amounts have been reclassified to conform to the current presentation of discontinued operations:

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2016

	2016
	Three Months Ended
	March 31	June 30	September 30	December 31

Revenue	$20,224	$21,844	$24,161	$25,299

Net Income	$7,586	$10,828	$14,476	$12,906

Earnings per Share - diluted	$0.36	$0.48	$0.61	$0.50

	2015
	Three Months Ended
	March 31	June 30	September 30	December 31

Revenue	$15,743	$17,219	$17,850	$19,154

Net Income	$6,494	$10,465	$14,876	$7,927

Earnings per Share - diluted	$0.37	$0.58	$0.81	$0.41

Note 14 – Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations

Note 15 – Subsequent Events

In February 2017, the Company granted shares of restricted stock to employees under the 2014 Plan. The fair value of these grants were approximately $3.6 million and the restricted shares vest over a five year period based on continued service to the Company.

There were no other reportable subsequent events or transactions as of February 23, 2017

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2016

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which Depreciation in
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
Description	Encumbrance	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Acquisition	Statement is Computed
Real Estate Held for Investment
Borman Center, MI	-	550,000	562,404	1,087,596	550,000	1,650,000	2,200,000	1,650,000	1977	40 Years
Capital Plaza, KY	-	7,379	2,240,607	3,510,131	7,379	5,750,738	5,758,117	3,174,720	1978	40 Years
Grayling Plaza, MI	-	200,000	1,778,657	(46,867)	200,000	1,731,790	1,931,790	1,403,479	1984	40 Years
Oscoda Plaza, MI	-	183,295	1,872,854	(39,150)	183,295	1,833,704	2,016,999	1,486,073	1984	40 Years
West Frankfort Plaza, IL	-	8,002	784,077	202,463	8,002	986,540	994,542	749,710	1982	40 Years
Omaha Store, NE	-	150,000	-	-	150,000	-	150,000	-	1995	40 Years
Wichita Store, KS	1,669,449	1,039,195	1,690,644	(149,392)	1,139,677	1,541,252	2,680,929	842,130	1995	40 Years
Monroeville, PA	-	6,332,158	2,249,724	592,003	3,153,890	2,841,727	5,995,617	1,091,652	1996	40 Years
Boynton Beach, FL	-	1,534,942	2,043,122	3,743,613	1,534,942	5,786,735	7,321,677	1,624,990	1996	40 Years
Waterford, MI	-	971,009	1,562,869	135,390	971,009	1,698,259	2,669,268	805,636	1997	40 Years
Chesterfield Township, MI	-	1,350,590	1,757,830	(46,164)	1,350,590	1,711,666	3,062,256	792,227	1998	40 Years
Grand Blanc, MI	-	1,104,285	1,998,919	43,929	1,104,285	2,042,848	3,147,133	915,885	1998	40 Years
Pontiac, MI	-	1,144,190	1,808,955	(113,506)	1,144,190	1,695,449	2,839,639	775,258	1998	40 Years
Mt Pleasant Shopping Ctr, MI	-	907,600	8,081,968	1,531,359	907,600	9,613,327	10,520,927	5,482,375	1998	40 Years
Rochester, MI	1,024,860	2,438,740	2,188,050	1,950	2,438,740	2,190,000	4,628,740	958,104	1999	40 Years
Ypsilanti, MI	925,647	2,050,000	2,222,097	32,641	2,050,000	2,254,738	4,304,738	957,402	1999	40 Years
Petoskey, MI	643,861	-	2,332,473	1,179	-	2,333,652	2,333,652	972,265	2000	40 Years
Flint, MI	971,162	2,026,625	1,879,700	(1,200)	2,026,625	1,878,500	3,905,125	751,408	2000	40 Years
Flint, MI	835,639	1,477,680	2,241,293	-	1,477,680	2,241,293	3,718,973	889,509	2001	40 Years
New Baltimore, MI	712,901	1,250,000	2,285,781	(16,503)	1,250,000	2,269,278	3,519,278	872,429	2001	40 Years
Flint, MI	2,597,545	1,729,851	1,798,091	660	1,729,851	1,798,751	3,528,602	661,377	2002	40 Years
Indianapolis, IN	-	180,000	1,117,617	19,931	180,000	1,137,548	1,317,548	428,150	2002	40 Years
Big Rapids, MI	-	1,201,675	2,014,107	(2,000)	1,201,675	2,012,107	3,213,782	691,705	2003	40 Years
Flint, MI	-	-	471,272	(201,809)	-	269,463	269,463	152,661	2003	20 Years
Canton Twp, MI	-	1,550,000	2,132,096	23,021	1,550,000	2,155,117	3,705,117	704,850	2003	40 Years
Flint, MI	3,010,506	1,537,400	1,961,674	-	1,537,400	1,961,674	3,499,074	629,451	2004	40 Years
Webster, NY	-	1,600,000	2,438,781	-	1,600,000	2,438,781	4,038,781	779,903	2004	40 Years
Albion, NY	-	1,900,000	3,037,864	-	1,900,000	3,037,864	4,937,864	920,858	2004	40 Years
Flint, MI	2,301,578	1,029,000	2,165,463	(6,666)	1,029,000	2,158,797	3,187,797	654,341	2004	40 Years
Lansing, MI	-	785,000	348,501	3,045	785,000	351,546	1,136,546	109,821	2004	40 Years
Boynton Beach, FL	-	1,569,000	2,363,524	-	1,569,000	2,363,524	3,932,524	753,517	2004	40 Years
Midland, MI	-	2,350,000	2,313,413	2,070	2,268,695	2,315,483	4,584,178	663,215	2005	40 Years
Grand Rapids, MI	-	1,450,000	2,646,591	-	1,450,000	2,646,591	4,096,591	749,867	2005	40 Years
Delta Township, MI	-	2,075,000	2,535,971	7,014	2,075,000	2,542,985	4,617,985	709,976	2005	40 Years
Roseville, MI	-	1,771,000	2,327,052	395	1,771,000	2,327,447	4,098,447	647,210	2005	40 Years
Mt Pleasant, MI	1,252,087	1,075,000	1,432,390	4,787	1,075,000	1,437,177	2,512,177	398,203	2005	40 Years
N Cape May, NJ	-	1,075,000	1,430,092	495	1,075,000	1,430,587	2,505,587	396,387	2005	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2016

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which Depreciation in
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
Description	Encumbrance	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Acquisition	Statement is Computed

Summit Twp, MI	-	998,460	1,336,357	12,686	998,460	1,349,043	2,347,503	345,290	2006	40 Years
Livonia, MI	-	1,200,000	3,441,694	817,589	1,200,000	4,259,283	5,459,283	991,030	2007	40 Years
Barnesville, GA	-	932,500	2,091,514	5,490	932,500	2,097,004	3,029,504	482,717	2007	40 Years
East Lansing, MI	-	240,000	54,531	(19,181)	240,000	35,350	275,350	11,648	2007	40 Years
Plainfield, IN	-	4,549,758	-	-	2,708,415	-	2,708,415	-	2007	40 Years
Macomb Township, MI	-	2,621,500	3,484,212	(3,484,212)	424,222	-	424,222	-	2008	40 Years
Shelby Township, MI	-	2,055,174	2,533,876	44,475	2,058,474	2,578,351	4,636,825	541,723	2008	40 Years
Brighton, MI	-	1,365,000	2,802,036	5,615	1,365,000	2,807,651	4,172,651	549,754	2009	40 Years
Lowell, MI	-	890,000	1,930,182	10,191	890,000	1,940,373	2,830,373	351,626	2009	40 Years
Southfield, MI	-	1,200,000	125,616	2,063	1,200,000	127,679	1,327,679	23,001	2009	40 Years
Atchison, KS	-	943,750	3,021,672	120,580	823,170	3,142,252	3,965,422	509,108	2010	40 Years
Johnstown, OH	2,384,927	485,000	2,799,502	1	485,000	2,799,503	3,284,503	454,920	2010	40 Years
Lake in the Hills, IL	-	2,135,000	3,328,560	445,000	1,690,000	3,773,560	5,463,560	607,643	2010	40 Years
Concord, NC	-	7,676,305	-	-	7,676,305	-	7,676,305	-	2010	40 Years
Antioch, IL	1,669,449	1,087,884	-	-	1,087,884	-	1,087,884	-	2010	40 Years
St Augustine Shores, FL	-	1,700,000	1,973,929	(4,754)	1,700,000	1,969,175	3,669,175	301,389	2010	40 Years
Atlantic Beach, FL	-	1,650,000	1,904,357	1,262	1,650,000	1,905,619	3,555,619	293,679	2010	40 Years
Mansfield, CT	2,170,284	700,000	1,902,191	508	700,000	1,902,699	2,602,699	291,349	2010	40 Years
Spring Grove, IL	2,313,000	1,191,199	-	-	1,192,167	-	1,192,167	-	2010	40 Years
Ann Arbor, MI	-	-	3,061,507	(25,932)	2,660,583	3,035,575	5,696,158	473,650	2010	40 Years
Tallahassee, FL	1,628,000	-	1,482,462	(1)	-	1,482,461	1,482,461	223,911	2010	40 Years
Wilmington, NC	2,186,000	1,500,000	1,348,591	-	1,500,000	1,348,591	2,848,591	196,671	2011	40 Years
Marietta, GA	900,000	575,000	696,297	6,359	575,000	702,656	1,277,656	96,538	2011	40 Years
Baltimore, MD	2,534,000	2,610,430	-	-	2,606,983	-	2,606,983	-	2011	40 Years
Dallas, TX	1,844,000	701,320	778,905	1,042,730	701,320	1,821,635	2,522,955	235,817	2011	40 Years
Chandler, AZ	1,550,203	332,868	793,898	360	332,868	794,258	1,127,126	104,284	2011	40 Years
New Lenox, IL	1,192,464	1,422,488	-	-	1,422,488	-	1,422,488	-	2011	40 Years
Roseville, CA	4,752,000	2,800,000	3,695,455	8,000	2,695,636	3,703,455	6,399,091	493,730	2011	40 Years
Fort Walton Beach, FL	1,768,000	542,200	1,958,790	82,553	542,200	2,041,343	2,583,543	253,074	2011	40 Years
Leawood, KS	3,048,961	989,622	3,003,541	16,197	989,621	3,019,738	4,009,359	377,465	2011	40 Years
Salt Lake City, UT	4,948,724	-	6,810,104	(44,416)	-	6,765,688	6,765,688	881,183	2011	40 Years
Burton, MI	-	80,000	-	-	80,000	-	80,000	-	2011
Macomb Township, MI	1,793,000	1,605,134	-	-	1,605,134	-	1,605,134	-	2012	40 Years
Madison, AL	1,552,000	675,000	1,317,927	-	675,000	1,317,927	1,992,927	164,740	2012	40 Years
Walker, MI	887,000	219,200	1,024,738	-	219,200	1,024,738	1,243,938	121,687	2012	40 Years
Portland, OR	-	7,969,403	-	-	7,969,564	-	7,969,564	-	2012	40 Years
Cochran, GA	-	365,714	2,053,726	-	365,714	2,053,726	2,419,440	231,046	2012	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2016

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which Depreciation in
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
Description	Encumbrance	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Acquisition	Statement is Computed

Baton Rouge, LA	1,073,217	-	1,188,322	-	-	1,188,322	1,188,322	136,162	2012	40 Years
Southfield, MI	1,483,000	1,178,215	-	-	1,178,215	-	1,178,215	-	2012	40 Years
Clifton Heights, PA	-	2,543,941	3,038,561	(3,105)	2,543,941	3,035,456	5,579,397	338,330	2012	40 Years
Newark, DE	-	2,117,547	4,777,516	(4,881)	2,117,547	4,772,635	6,890,182	532,013	2012	40 Years
Vineland, NJ	-	4,102,710	1,501,854	7,986	4,102,710	1,509,840	5,612,550	168,288	2012	40 Years
Fort Mill, SC	-	750,000	1,187,380	-	750,000	1,187,380	1,937,380	131,106	2012	40 Years
Spartanburg, SC	-	250,000	765,714	-	250,000	765,714	1,015,714	83,752	2012	40 Years
Springfield, IL	-	302,520	653,654	1,960	302,520	655,614	958,134	71,015	2012	40 Years
Jacksonville, NC	-	676,930	1,482,748	-	676,930	1,482,748	2,159,678	160,630	2012	40 Years
Morrow, GA	-	525,000	1,383,489	(99,850)	525,000	1,283,639	1,808,639	137,012	2012	40 Years
Charlotte, NC	-	1,822,900	3,531,275	(572,344)	1,822,900	2,958,931	4,781,831	310,604	2012	40 Years
Lyons, GA	-	121,627	2,155,635	(103,392)	121,627	2,052,243	2,173,870	207,435	2012	40 Years
Fuquay-Varina, NC	-	2,042,225	1,763,768	(255,778)	2,042,225	1,507,990	3,550,215	154,474	2012	40 Years
Minneapolis, MN	-	1,088,015	345,958	206,950	826,635	552,908	1,379,543	56,014	2012	40 Years
Lake Zurich, IL	-	780,974	7,909,277	28,174	780,974	7,937,451	8,718,425	801,983	2012	40 Years
Lebanon, VA	-	300,000	612,582	20,380	300,000	632,962	932,962	68,870	2012	40 Years
Harlingen, TX	-	430,000	1,614,378	12,854	430,000	1,627,232	2,057,232	162,721	2012	40 Years
Wichita, TX	-	340,000	1,530,971	12,855	340,000	1,543,826	1,883,826	154,383	2012	40 Years
Pensacola, FL	-	650,000	1,165,415	12,854	650,000	1,178,269	1,828,269	117,825	2012	40 Years
Pensacola, FL	-	400,000	1,507,583	12,854	400,000	1,520,437	1,920,437	152,045	2012	40 Years
Venice, FL	-	1,300,196	-	-	1,305,088	-	1,305,088	-	2012	40 Years
St. Joseph, MO	-	377,620	7,639,521	-	377,620	7,639,521	8,017,141	748,036	2013	40 Years
Statham, GA	-	191,919	3,851,073	-	191,919	3,851,073	4,042,992	377,082	2013	40 Years
North Las Vegas, NV	-	214,552	717,435	-	214,552	717,435	931,987	69,501	2013	40 Years
Memphis, TN	-	322,520	748,890	-	322,520	748,890	1,071,410	71,772	2013	40 Years
Rancho Cordova, CA	-	3,889,612	3,232,662	(3,232,662)	1,339,612	-	1,339,612	-	2013	40 Years
Kissimmee, FL	-	1,453,500	971,683	-	1,453,500	971,683	2,425,183	91,096	2013	40 Years
Pinellas Park, FL	-	2,625,000	874,542	4,163	2,625,000	878,705	3,503,705	78,643	2013	40 Years
Manchester, CT	-	397,800	325,705	-	397,800	325,705	723,505	29,858	2013	40 Years
Rapid City, SD	-	1,017,800	2,348,032	-	1,017,800	2,348,032	3,365,832	212,789	2013	40 Years
Chicago, IL	-	272,222	649,063	2,451	272,222	651,514	923,736	58,270	2013	40 Years
Brooklyn, OH	-	3,643,700	15,079,714	1,553	3,643,700	15,081,267	18,724,967	1,319,541	2013	40 Years
Madisonville, TX	-	96,680	1,087,642	-	96,680	1,087,642	1,184,322	95,170	2013	40 Years
Baton Rouge, LA	-	271,400	1,086,434	-	271,400	1,086,434	1,357,834	92,798	2013	40 Years
Forest, MS	-	-	1,298,176	-	-	1,298,176	1,298,176	110,887	2013	40 Years
Sun Valley, NV	-	308,495	1,373,336	3,992	253,495	1,377,328	1,630,823	114,707	2013	40 Years
Rochester, NY	-	2,500,000	7,398,639	1,722	2,500,000	7,400,361	9,900,361	608,895	2013	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2016

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Life on Which Depreciation in Latest Income
Description	Encumbrance	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Acquisition	Statement is Computed

Allentown, PA	-	2,525,051	7,896,613	-	2,525,051	7,896,613	10,421,664	649,826	2013	40 Years
Casselberry, FL	-	1,804,000	793,101	-	1,804,000	793,101	2,597,101	67,744	2013	40 Years
Berwyn, IL	-	186,791	933,959	5,400	186,792	939,359	1,126,151	72,398	2013	40 Years
Grand Forks, ND	-	1,502,609	2,301,337	1,801,028	1,502,609	4,102,365	5,604,974	317,266	2013	40 Years
Ann Arbor, MI	7,089,196	3,000,000	4,595,757	277,040	3,000,000	4,872,797	7,872,797	374,987	2013	40 Years
Joplin, MO	-	1,208,225	1,160,843	-	1,208,225	1,160,843	2,369,068	91,899	2013	40 Years
Red Bay, AL	-	38,981	2,528,437	3,856	38,981	2,532,293	2,571,274	137,152	2014	40 Years
Birmingham, AL	-	230,106	231,313	(297)	230,106	231,016	461,122	12,033	2014	40 Years
Birmingham, AL	-	245,234	251,339	(324)	245,234	251,015	496,249	13,075	2014	40 Years
Birmingham, AL	-	98,271	179,824	-	98,271	179,824	278,095	9,366	2014	40 Years
Birmingham, AL	-	235,641	127,477	(313)	235,641	127,164	362,805	6,624	2014	40 Years
Montgomery, AL	-	325,389	217,850	-	325,389	217,850	543,239	11,347	2014	40 Years
Littleton, CO	5,293,915	819,000	8,756,266	399	819,000	8,756,665	9,575,665	492,558	2014	40 Years
St Petersburg, FL	-	1,225,000	1,025,247	6,592	1,225,000	1,031,839	2,256,839	70,661	2014	40 Years
St Augustine, FL	-	200,000	1,523,230	-	200,000	1,523,230	1,723,230	85,681	2014	40 Years
East Palatka, FL	-	730,000	575,236	6,911	730,000	582,147	1,312,147	32,704	2014	40 Years
Pensacola, FL	-	136,365	398,773	-	136,365	398,773	535,138	20,769	2014	40 Years
Jacksonville, FL	-	297,066	312,818	10,077	297,066	322,895	619,961	16,122	2014	40 Years
Jacksonville, FL	-	299,312	348,862	12,497	299,312	361,359	660,671	18,039	2014	40 Years
Fort Oglethorpe, GA	-	1,842,240	2,844,126	7,307	1,842,240	2,851,433	4,693,673	207,897	2014	40 Years
New Lenox, IL	-	2,010,000	6,206,252	107,873	2,010,000	6,314,125	8,324,125	344,320	2014	40 Years
Rockford, IL	-	303,395	2,436,873	-	303,395	2,436,873	2,740,268	137,074	2014	40 Years
Indianapolis, IN	-	575,000	1,871,110	-	575,000	1,871,110	2,446,110	128,638	2014	40 Years
Terre Haute, IN	-	103,147	2,477,263	9,676	103,147	2,486,939	2,590,086	124,336	2014	40 Years
Junction City, KS	-	78,271	2,504,294	10,831	78,271	2,515,125	2,593,396	125,756	2014	40 Years
Baton Rouge, LA	-	226,919	347,691	-	226,919	347,691	574,610	18,108	2014	40 Years
Lincoln Park, MI	-	543,303	1,408,544	-	543,303	1,408,544	1,951,847	96,837	2014	40 Years
Novi, MI	-	1,803,857	1,488,505	22,490	1,803,857	1,510,995	3,314,852	75,515	2014	40 Years
Bloomfield Hills, MI	-	1,340,000	2,003,406	357,881	1,341,900	2,361,287	3,703,187	124,481	2014	40 Years
Moorehead, MN	-	511,645	870,732	8,369	511,645	879,101	1,390,746	47,570	2014	40 Years
Fergus Falls, MN	-	405,617	561,332	100,344	405,617	661,676	1,067,293	35,807	2014	40 Years
Fergus Falls, MN	-	327,247	655,973	(89,330)	327,247	566,643	893,890	30,663	2014	40 Years
Park Rapids, MN	-	413,151	706,884	5,925	413,151	712,809	1,125,960	38,575	2014	40 Years
Jackson, MS	-	256,789	172,184	-	256,789	172,184	428,973	8,968	2014	40 Years
Belton, MO	-	714,775	7,173,999	-	714,775	7,173,999	7,888,774	358,699	2014	40 Years
Great Falls, MT	-	945,765	753,222	12,712	945,765	765,934	1,711,699	38,287	2014	40 Years
Irvington, NJ	-	315,000	1,313,025	-	315,000	1,313,025	1,628,025	90,269	2014	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2016

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Life on Which Depreciation in Latest Income
Description	Encumbrance	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Acquisition	Statement is Computed

East Grand Forks, ND	-	313,454	914,676	7,085	313,454	921,761	1,235,215	49,887	2014	40 Years
Fargo, ND	-	513,505	1,201,532	(548,994)	513,505	652,538	1,166,043	34,001	2014	40 Years
Fargo, ND	-	629,484	707,799	505,065	629,484	1,212,864	1,842,348	65,631	2014	40 Years
Jamestown, ND	-	234,545	1,158,486	8,499	234,545	1,166,985	1,401,530	63,163	2014	40 Years
Grand Forks, ND	-	540,658	813,776	7,714	540,658	821,490	1,362,148	44,453	2014	40 Years
Grand Forks, ND	-	762,471	554,595	7,555	762,471	562,150	1,324,621	30,406	2014	40 Years
Grand Forks, ND	-	529,087	676,026	6,925	529,087	682,951	1,212,038	36,953	2014	40 Years
Toledo, OH	-	500,000	1,372,363	(12)	500,000	1,372,351	1,872,351	94,348	2014	40 Years
Toledo, OH	-	155,250	762,500	-	155,250	762,500	917,750	46,067	2014	40 Years
Toledo, OH	-	213,750	754,675	-	213,750	754,675	968,425	45,595	2014	40 Years
Toledo, OH	-	168,750	785,000	16,477	168,750	801,477	970,227	48,252	2014	40 Years
Port Clinton, OH	-	75,000	721,100	-	75,000	721,100	796,100	43,567	2014	40 Years
Mansfield, OH	-	306,000	725,600	-	306,000	725,600	1,031,600	43,838	2014	40 Years
Orville, OH	-	344,250	716,600	-	344,250	716,600	1,060,850	43,294	2014	40 Years
Akron, OH	-	427,750	715,700	-	427,750	715,700	1,143,450	43,241	2014	40 Years
Akron, OH	-	696,000	845,000	-	696,000	845,000	1,541,000	51,052	2014	40 Years
Hubbard, OH	-	204,000	726,500	-	204,000	726,500	930,500	43,893	2014	40 Years
Youngstown, OH	-	285,000	745,700	-	285,000	745,700	1,030,700	45,053	2014	40 Years
Calcutta, OH	-	208,050	758,750	1,462	208,050	760,212	968,262	45,845	2014	40 Years
Columbus, OH	-	-	1,136,250	-	-	1,136,250	1,136,250	66,282	2014	40 Years
Tulsa, OK	-	459,148	640,550	(16,477)	459,148	624,073	1,083,221	44,548	2014	40 Years
Ligonier, PA	-	330,000	5,021,849	(9,500)	330,000	5,012,349	5,342,349	303,407	2014	40 Years
Clarion, PA	-	121,200	771,500	-	121,200	771,500	892,700	46,612	2014	40 Years
Mercer, PA	-	121,200	770,000	-	121,200	770,000	891,200	46,522	2014	40 Years
Limerick, PA	-	369,000	-	-	369,000	-	369,000	-	2014	40 Years
Harrisburg, PA	-	124,757	1,446,773	11,175	124,757	1,457,948	1,582,705	72,815	2014	40 Years
Anderson, SC	-	781,200	4,441,535	-	781,200	4,441,535	5,222,735	323,862	2014	40 Years
Easley, SC	-	332,275	268,612	-	332,275	268,612	600,887	13,991	2014	40 Years
Spartanburg, SC	-	141,307	446,706	-	141,307	446,706	588,013	23,266	2014	40 Years
Spartanburg, SC	-	94,770	261,640	-	94,770	261,640	356,410	13,627	2014	40 Years
Columbia, SC	-	303,932	1,221,964	(13,830)	303,932	1,208,134	1,512,066	63,520	2014	40 Years
Alcoa, TN	-	329,074	270,719	-	329,074	270,719	599,793	14,100	2014	40 Years
Knoxville, TN	-	214,077	286,037	-	214,077	286,037	500,114	14,898	2014	40 Years
Red Bank, TN	-	229,100	302,146	-	229,100	302,146	531,246	15,736	2014	40 Years
New Tazewell, TN	-	91,006	328,561	5,073	91,006	333,634	424,640	16,674	2014	40 Years
Maryville, TN	-	94,682	1,529,621	27,242	94,682	1,556,863	1,651,545	77,477	2014	40 Years
Morristown, TN	-	46,404	801,506	4,989	46,404	806,495	852,899	40,316	2014	40 Years
F-34

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2016

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Life on Which Depreciation in Latest Income
Description	Encumbrance	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Acquisition	Statement is Computed

Clinton, TN	-	69,625	1,177,927	11,563	69,625	1,189,490	1,259,115	59,463	2014	40 Years
Knoxville, TN	-	160,057	2,265,025	12,926	160,057	2,277,951	2,438,008	113,875	2014	40 Years
Sweetwater, TN	-	79,100	1,009,290	6,739	79,100	1,016,029	1,095,129	50,789	2014	40 Years
McKinney, TX	-	2,671,020	6,785,815	-	2,671,020	6,785,815	9,456,835	424,113	2014	40 Years
Forest Va	-	282,600	956,027	-	282,600	956,027	1,238,627	59,750	2014	40 Years
Colonial Heights, VA	-	547,692	1,059,557	(5,963)	547,692	1,053,594	1,601,286	54,879	2014	40 Years
Chester, VA	-	300,583	794,417	(3,777)	300,583	790,640	1,091,223	41,182	2014	40 Years
Midlothian, VA	-	232,337	802,602	(3,839)	232,337	798,763	1,031,100	41,605	2014	40 Years
Ashland, VA	-	426,396	965,925	(5,050)	426,396	960,875	1,387,271	50,049	2014	40 Years
Mecanicsville, VA	-	219,496	906,590	(4,225)	219,496	902,365	1,121,861	47,000	2014	40 Years
Glen Allen, VA	-	590,101	1,129,495	(6,868)	590,101	1,122,627	1,712,728	58,474	2014	40 Years
Burlington, WA	-	610,000	3,647,279	(4,603)	610,000	3,642,676	4,252,676	191,111	2014	40 Years
Wausau, WI	-	909,092	1,405,899	-	909,092	1,405,899	2,314,991	87,868	2014	40 Years
Foley AL	-	305,332	506,203	-	305,332	506,203	811,535	26,238	2015	40 Years
Sulligent, AL	-	58,803	1,085,906	-	58,803	1,085,906	1,144,709	49,705	2015	40 Years
Eutaw, AL	-	103,746	1,212,006	2,935	103,746	1,214,941	1,318,687	55,608	2015	40 Years
Tallassee, AL	-	154,437	850,448	-	154,437	850,448	1,004,885	35,435	2015	40 Years
Orange Park, AL	-	649,652	1,775,000	-	649,652	1,775,000	2,424,652	59,167	2015	40 Years
Aurora, CO	-	976,865	1,999,651	1,743	976,865	2,001,394	2,978,259	54,201	2015	40 Years
Pace, FL	-	37,860	524,400	-	37,860	524,400	562,260	25,027	2015	40 Years
Pensacola, FL	-	309,607	775,084	(25)	309,607	775,059	1,084,666	36,949	2015	40 Years
Orange Park, FL	-	281,853	354,876	-	281,853	354,876	636,729	16,235	2015	40 Years
Jacksonville Beach, FL	-	623,031	370,612	-	623,031	370,612	993,643	16,171	2015	40 Years
Freeport, FL	-	312,615	1,277,386	-	312,615	1,277,386	1,590,001	47,902	2015	40 Years
Glenwood, GA	-	29,489	1,027,370	-	29,489	1,027,370	1,056,859	44,902	2015	40 Years
Albany, GA	-	47,955	641,123	-	47,955	641,123	689,078	27,969	2015	40 Years
Belvidere, IL	-	184,136	644,492	-	184,136	644,492	828,628	28,083	2015	40 Years
Springfield, IL	-	680,045	2,870,606	-	680,045	2,870,606	3,550,651	119,608	2015	40 Years
Peru, IL	-	380,254	2,125,498	-	380,254	2,125,498	2,505,752	66,422	2015	40 Years
Davenport, IA	-	776,366	6,623,542	-	776,366	6,623,542	7,399,908	248,383	2015	40 Years
Le Mars, IA	-	53,198	613,534	-	53,198	613,534	666,732	23,008	2015	40 Years
Buffalo Center, IA	-	159,353	700,460	-	159,353	700,460	859,813	24,808	2015	40 Years
Sheffield, IA	-	131,794	729,543	-	131,794	729,543	861,337	25,838	2015	40 Years
Topeka, KS	-	1,853,601	12,427,839	-	1,853,601	12,427,839	14,281,440	569,024	2015	40 Years
Lenexa, KS	-	303,175	2,186,864	-	303,175	2,186,864	2,490,039	54,672	2015	40 Years
Tompkinsville , KY	-	70,252	1,132,033	-	70,252	1,132,033	1,202,285	51,815	2015	40 Years
Hazard, KY	-	8,392,841	13,731,648	228	8,392,841	13,731,876	22,124,717	343,297	2015	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2016

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Life on Which Depreciation in Latest Income
Description	Encumbrance	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Acquisition	Statement is Computed

DeQuincy, LA	-	114,407	1,881,056	-	114,407	1,881,056	1,995,463	86,111	2015	40 Years
Portland, MA	-	-	3,831,860	3,172	-	3,835,032	3,835,032	143,774	2015	40 Years
Flint, MI	-	120,078	2,561,015	20,489	120,078	2,581,504	2,701,582	64,538	2015	40 Years
Hutchinson, MN	-	67,914	720,799	-	67,914	720,799	788,713	25,528	2015	40 Years
Lowry City, MO	-	103,202	614,065	-	103,202	614,065	717,267	23,026	2015	40 Years
Branson, MO	-	564,066	940,585	175	564,066	940,760	1,504,826	27,438	2015	40 Years
Branson, MO	-	721,135	717,081	760	721,135	717,841	1,438,976	20,934	2015	40 Years
Enfield, NH	-	93,628	1,295,320	125	93,628	1,295,445	1,389,073	61,960	2015	40 Years
Stanley, ND	-	341,597	3,611,702	912	341,597	3,612,614	3,954,211	90,312	2015	40 Years
Marietta, OH	-	319,157	1,225,026	-	319,157	1,225,026	1,544,183	53,537	2015	40 Years
Lorain, OH	-	293,831	1,044,956	-	293,831	1,044,956	1,338,787	43,540	2015	40 Years
Franklin, OH	-	264,153	1,191,777	-	264,153	1,191,777	1,455,930	47,175	2015	40 Years
Elyria, OH	-	82,023	910,404	-	82,023	910,404	992,427	34,140	2015	40 Years
Elyria, OH	-	126,641	695,072	-	126,641	695,072	821,713	26,065	2015	40 Years
Bedford Heights, OH	-	226,920	959,528	-	226,920	959,528	1,186,448	33,983	2015	40 Years
Newburgh Heights, OH	-	224,040	959,099	-	224,040	959,099	1,183,139	33,968	2015	40 Years
Warrensville Heights, OH	-	186,209	920,496	4,900	186,209	925,396	1,111,605	32,642	2015	40 Years
Heath, OH	-	325,381	757,994	135	325,381	758,129	1,083,510	22,112	2015	40 Years
Lima, OH	-	335,386	592,154	-	335,386	592,154	927,540	14,804	2015	40 Years
Elk City, OK	-	45,212	1,242,220	-	45,212	1,242,220	1,287,432	49,171	2015	40 Years
Salem, OR	-	1,450,000	2,951,167	1,346,565	1,450,000	4,297,732	5,747,732	107,440	2015	40 Years
Westfield, PA	-	47,346	1,117,723	-	47,346	1,117,723	1,165,069	53,457	2015	40 Years
Bloomsburg, PA	-	152,645	1,091,115	-	152,645	1,091,115	1,243,760	43,190	2015	40 Years
Altoona, PA	-	555,903	9,489,791	896	555,903	9,490,687	10,046,590	296,573	2015	40 Years
Grindstone, PA	-	288,246	500,379	-	288,246	500,379	788,625	12,509	2015	40 Years
Blythewood, SC	-	475,393	878,586	-	475,393	878,586	1,353,979	39,281	2015	40 Years
Columbia, SC	-	249,900	809,935	-	249,900	809,935	1,059,835	35,335	2015	40 Years
Liberty, SC	-	27,929	1,222,856	90	27,929	1,222,946	1,250,875	53,416	2015	40 Years
Blacksburg, SC	-	27,547	1,468,101	-	27,547	1,468,101	1,495,648	61,171	2015	40 Years
Easley, SC	-	51,325	1,187,506	-	51,325	1,187,506	1,238,831	47,006	2015	40 Years
Fountain Inn, SC	-	107,633	1,076,633	-	107,633	1,076,633	1,184,266	42,617	2015	40 Years
Walterboro, SC	-	21,414	1,156,820	-	21,414	1,156,820	1,178,234	45,790	2015	40 Years
Jackson, TN	-	277,000	495,103	-	277,000	495,103	772,103	12,378	2015	40 Years
Arlington, TX	-	494,755	710,416	-	494,755	710,416	1,205,171	33,748	2015	40 Years
Sweetwater, TX	-	626,578	652,127	-	626,578	652,127	1,278,705	31,248	2015	40 Years
Fort Worth, TX	-	2,999,944	6,198,198	-	2,999,944	6,198,198	9,198,142	258,259	2015	40 Years
Brenham, TX	-	355,486	17,280,895	-	355,486	17,280,895	17,636,381	720,037	2015	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2016

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Life on Which Depreciation in Latest Income
Description	Encumbrance	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Acquisition	Statement is Computed

Corpus Christi, TX	-	316,916	2,140,056	-	316,916	2,140,056	2,456,972	71,335	2015	40 Years
Harlingen, TX	-	126,102	869,779	-	126,102	869,779	995,881	28,993	2015	40 Years
Midland, TX	-	194,174	5,005,720	2,000	194,174	5,007,720	5,201,894	156,466	2015	40 Years
Rockwall, TX	-	578,225	1,768,930	210	578,225	1,769,140	2,347,365	44,224	2015	40 Years
Bluefield, VA	-	88,431	1,161,840	-	88,431	1,161,840	1,250,271	50,786	2015	40 Years
Princeton, WV	-	111,653	1,029,090	-	111,653	1,029,090	1,140,743	44,960	2015	40 Years
Beckley, WV	-	162,024	991,653	-	162,024	991,653	1,153,677	43,334	2015	40 Years
Martinsburg, WV	-	620,892	943,163	-	620,892	943,163	1,564,055	23,579	2015	40 Years
Grand Chute, WI	-	2,766,417	7,084,942	-	2,766,417	7,084,942	9,851,359	309,773	2015	40 Years
New Richmond, WI	-	71,969	648,850	-	71,969	648,850	720,819	24,332	2015	40 Years
Ashland, WI	-	142,287	684,545	-	142,287	684,545	826,832	24,244	2015	40 Years
Baraboo, WI	-	142,563	653,176	-	142,563	653,176	795,739	23,133	2015	40 Years
Mauston, WI	-	289,882	3,302,490	-	289,882	3,302,490	3,592,372	96,323	2015	40 Years
Decatur, AL	-	337,738	510,706	-	337,738	510,706	848,444	2,128	2016	40 Years
Greenville, AL	-	203,722	905,780	-	203,722	905,780	1,109,502	-	2016	40 Years
Bullhead City, AZ	-	177,500	1,364,406	-	177,500	1,364,406	1,541,906	25,568	2016	40 Years
Page, AZ	-	256,982	1,299,283	-	256,982	1,299,283	1,556,265	24,362	2016	40 Years
Safford, AZ	-	349,269	1,196,307	-	349,269	1,196,307	1,545,576	12,328	2016	40 Years
Tuscon, AZ	-	3,208,580	4,410,679	-	3,208,580	4,410,679	7,619,259	55,133	2016	40 Years
Bentonville, AR	-	610,926	897,562	-	610,926	897,562	1,508,488	16,867	2016	40 Years
Sunnyvale, CA	-	7,351,903	4,638,432	-	7,351,903	4,638,432	11,990,335	67,458	2016	40 Years
Upland, CA	-	4,413,871	8,318,559	-	4,413,871	8,318,559	12,732,430	121,312	2016	40 Years
Whittier, CA	-	4,237,918	7,343,869	-	4,237,918	7,343,869	11,581,787	107,098	2016	40 Years
Aurora, CO	-	847,349	834,301	-	847,349	834,301	1,681,650	-	2016	40 Years
Aurora, CO	-	1,132,676	5,716,367	-	1,132,676	5,716,367	6,849,043	-	2016	40 Years
Evergreen, CO	-	1,998,860	3,827,245	-	1,998,860	3,827,245	5,826,105	55,814	2016	40 Years
Apopka, FL	-	1,996,995	3,456,839	-	1,996,995	3,456,839	5,453,834	50,412	2016	40 Years
Lakeland, FL	-	61,000	1,227,037	-	61,000	1,227,037	1,288,037	5,113	2016	40 Years
Mt Dora, FL	-	1,678,671	3,691,615	-	1,678,671	3,691,615	5,370,286	53,836	2016	40 Years
North Miami Beach, FL	-	1,622,742	512,717	-	1,622,742	512,717	2,135,459	-	2016	40 Years
Orlando, FL	-	903,411	1,627,159	-	903,411	1,627,159	2,530,570	13,184	2016	40 Years
Port Orange, FL	-	1,493,863	3,114,697	-	1,493,863	3,114,697	4,608,560	45,423	2016	40 Years
Royal Palm Beach, FL	-	2,052,463	956,768	-	2,052,463	956,768	3,009,231	9,966	2016	40 Years
Sarasota, FL	-	1,769,175	3,587,992	-	1,769,175	3,587,992	5,357,167	52,325	2016	40 Years
Venice, FL	-	281,936	1,291,748	-	281,936	1,291,748	1,573,684	10,669	2016	40 Years
Vero Beach, FL	-	4,469,033	-	-	4,469,033	-	4,469,033	-	2016	40 Years
Dalton, GA	-	211,362	220,927	-	211,362	220,927	432,289	2,738	2016	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2016

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Life on Which Depreciation in Latest Income
Description	Encumbrance	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Acquisition	Statement is Computed

Crystal Lake, IL	-	2,446,521	7,012,819	-	2,446,521	7,012,819	9,459,340	14,610	2016	40 Years
Glenwood, IL	-	815,483	970,108	-	815,483	970,108	1,785,591	4,042	2016	40 Years
Morris, IL	-	1,206,749	2,062,495	-	1,206,749	2,062,495	3,269,244	30,078	2016	40 Years
Wheaton, IL	-	447,291	751,458	-	447,291	751,458	1,198,749	12,524	2016	40 Years
Bicknell, IN	-	215,037	2,381,471	-	215,037	2,381,471	2,596,508	19,738	2016	40 Years
Fort Wayne, IN	-	711,430	1,258,357	-	711,430	1,258,357	1,969,787	28,837	2016	40 Years
Indianapolis, IN	-	734,434	970,175	-	734,434	970,175	1,704,609	18,190	2016	40 Years
Des Moines, IA	-	322,797	1,374,153	-	322,797	1,374,153	1,696,950	20,040	2016	40 Years
Frankfort, KY	-	-	514,277	-	-	514,277	514,277	4,828	2016	40 Years
DeRidder, LA	-	814,891	2,156,542	-	814,891	2,156,542	2,971,433	26,980	2016	40 Years
Lake Charles, LA	-	1,308,418	4,235,719	-	1,308,418	4,235,719	5,544,137	8,824	2016	40 Years
Shreveport, LA	-	891,872	2,058,257	-	891,872	2,058,257	2,950,129	25,738	2016	40 Years
Marshall, MI	-	339,813	-	-	339,813	-	339,813	-	2016	40 Years
Mt Pleasant, MI	-	-	511,282	-	-	511,282	511,282	-	2016	40 Years
Norton Shores, MI	-	495,605	667,982	-	495,605	667,982	1,163,587	1,392	2016	40 Years
Portage, MI	-	262,181	1,102,990	-	262,181	1,102,990	1,365,171	11,489	2016	40 Years
Stephenson, MI	-	223,152	1,044,947	-	223,152	1,044,947	1,268,099	-	2016	40 Years
Sterling, MI	-	127,844	905,607	-	127,844	905,607	1,033,451	3,773	2016	40 Years
Cambridge, MN	-	536,812	1,334,601	-	536,812	1,334,601	1,871,413	19,463	2016	40 Years
Eagle Bend, MN	-	96,558	1,165,437	-	96,558	1,165,437	1,261,995	7,222	2016	40 Years
Brandon, MS	-	428,464	969,346	-	428,464	969,346	1,397,810	16,156	2016	40 Years
Clinton, MS	-	370,264	1,057,143	-	370,264	1,057,143	1,427,407	17,619	2016	40 Years
Columbus, MS	-	1,103,458	2,128,089	-	1,103,458	2,128,089	3,231,547	44,335	2016	40 Years
Flowood, MS	-	360,267	1,044,807	-	360,267	1,044,807	1,405,074	17,413	2016	40 Years
Holly Springs, MS	-	413,316	952,574	-	413,316	952,574	1,365,890	11,782	2016	40 Years
Jackson, MS	-	242,796	963,188	-	242,796	963,188	1,205,984	16,053	2016	40 Years
Jackson, MS	-	732,944	2,862,813	-	732,944	2,862,813	3,595,757	17,893	2016	40 Years
Meridian, MS	-	396,329	1,152,729	-	396,329	1,152,729	1,549,058	19,190	2016	40 Years
Pearl, MS	-	299,839	616,351	-	299,839	616,351	916,190	-	2016	40 Years
Ridgeland, MS	-	407,041	864,498	-	407,041	864,498	1,271,539	14,408	2016	40 Years
Bowling Green, MO	-	360,201	2,809,170	-	360,201	2,809,170	3,169,371	17,511	2016	40 Years
St Robert, MO	-	394,859	1,305,366	-	394,859	1,305,366	1,700,225	-	2016	40 Years
Hamilton, MT	-	558,047	1,083,570	-	558,047	1,083,570	1,641,617	2,257	2016	40 Years
Beatty, NV	-	198,928	1,265,084	-	198,928	1,265,084	1,464,012	7,907	2016	40 Years
Alamogordo, NM	-	654,965	2,716,166	-	654,965	2,716,166	3,371,131	16,934	2016	40 Years
Alamogordo, NM	-	524,763	941,615	-	524,763	941,615	1,466,378	1,962	2016	40 Years
Alcalde, NM	-	435,486	836,499	-	435,486	836,499	1,271,985	-	2016	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2016

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Life on Which Depreciation in Latest Income
Description	Encumbrance	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Acquisition	Statement is Computed

Cimarron, NM	-	345,693	1,236,437	-	345,693	1,236,437	1,582,130	2,576	2016	40 Years
La Luz, NM	-	487,401	835,455	-	487,401	835,455	1,322,856	1,741	2016	40 Years
Fayetteville, NC	-	1,267,529	2,527,462	-	1,267,529	2,527,462	3,794,991	5,266	2016	40 Years
Gastonia, NC	-	401,119	979,803	-	401,119	979,803	1,380,922	2,041	2016	40 Years
Devils Lake, ND	-	323,508	1,133,773	-	323,508	1,133,773	1,457,281	8,976	2016	40 Years
West Fargo, ND	-	789,855	600,976	-	789,855	600,976	1,390,831	-	2016	40 Years
Cambridge, OH	-	168,717	1,113,232	-	168,717	1,113,232	1,281,949	23,192	2016	40 Years
Columbus, OH	-	1,109,044	1,291,313	-	1,109,044	1,291,313	2,400,357	16,058	2016	40 Years
Grove City, OH	-	334,032	176,274	-	334,032	176,274	510,306	2,184	2016	40 Years
Lorain, OH	-	808,162	1,390,481	-	808,162	1,390,481	2,198,643	26,072	2016	40 Years
Reynoldsburg, OH	-	843,336	1,197,966	-	843,336	1,197,966	2,041,302	14,909	2016	40 Years
Springfield, OH	-	982,451	3,957,512	-	982,451	3,957,512	4,939,963	82,291	2016	40 Years
Ardmore, OK	-	571,993	1,590,151	-	571,993	1,590,151	2,162,144	23,191	2016	40 Years
Dillon, SC	-	85,896	1,697,160	-	85,896	1,697,160	1,783,056	38,893	2016	40 Years
Jasper, TN	-	190,582	966,125	-	190,582	966,125	1,156,707	-	2016	40 Years
Austin, TX	-	4,986,082	5,179,446	-	4,986,082	5,179,446	10,165,528	118,696	2016	40 Years
Carthage, TX	-	597,995	1,965,290	-	597,995	1,965,290	2,563,285	24,573	2016	40 Years
Cedar Park, TX	-	1,386,802	4,656,229	-	1,386,802	4,656,229	6,043,031	67,903	2016	40 Years
Granbury, TX	-	944,223	2,362,540	-	944,223	2,362,540	3,306,763	29,540	2016	40 Years
Hemphill, TX	-	250,503	1,955,918	-	250,503	1,955,918	2,206,421	12,176	2016	40 Years
Lampasas, TX	-	245,312	1,063,701	-	245,312	1,063,701	1,309,013	13,291	2016	40 Years
Lubbock, TX	-	1,501,556	2,341,031	-	1,501,556	2,341,031	3,842,587	29,273	2016	40 Years
Odessa, TX	-	921,043	2,434,384	-	921,043	2,434,384	3,355,427	30,439	2016	40 Years
Port Arthur, TX	-	1,889,732	8,121,417	-	1,889,732	8,121,417	10,011,149	67,440	2016	40 Years
Tyler, TX	-	4,446,648	3,178,302	-	4,446,648	3,178,302	7,624,950	24,231	2016	40 Years
Farr West, UT	-	679,206	1,040,737	-	679,206	1,040,737	1,719,943	11,736	2016	40 Years
Provo, UT	-	1,692,785	5,874,584	-	1,692,785	5,874,584	7,567,369	61,083	2016	40 Years
St George, UT	-	313,107	1,009,161	-	313,107	1,009,161	1,322,268	18,922	2016	40 Years
Tappahannock, VA	-	1,076,745	14,904	-	1,076,745	14,904	1,091,649	152	2016	40 Years
Kirkland, WA	-	816,072	-	-	816,072	-	816,072	-	2016	40 Years
Manitowoc, WI	-	879,237	4,467,960	-	879,237	4,467,960	5,347,197	37,061	2016	40 Years
Oak Creek, WI	-	487,277	3,082,180	-	487,277	3,082,180	3,569,457	64,212	2016	40 Years
Subtotal	70,006,575	317,752,804	694,003,714	9,501,919	309,687,125	703,505,633	1,013,192,758	69,696,727

Property Under Development
Various	-	-	6,763,571	-	-	6,763,571	6,763,571	-	N/A	N/A
Sub Total	-	-	6,763,571	-	-	6,763,571	6,763,571	-

Total	$70,006,575	$317,752,804	$700,767,285	$9,501,919	$309,687,125	$710,269,204	$1,019,956,329	$69,696,727

Agree Realty Corporation
Notes to Schedule III	December 31, 2016

1. Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2014 to December 31, 2016.

	2016	2015	2014

Balance at January 1	$755,848,938	$589,147,012	$476,168,824
Construction and acquisition cost	284,968,286	196,672,924	143,365,974
Impairment charge	-	-	(3,020,000)
Disposition of real estate	(20,860,895)	(29,970,998)	(27,367,786)

Balance at December 31	$1,019,956,329	$755,848,938	$589,147,012

2. Reconciliation of Accumulated Depreciation

The following table reconciles the Real Estate Properties from January 1, 2014 to December 31, 2016.

	2016	2015	2014

Balance at January 1	$56,401,423	$59,089,851	$65,436,739
Current year depreciation expense	15,201,469	11,464,695	8,361,698
Disposition of real estate	(1,906,165)	(14,153,123)	(14,708,586)

Balance at December 31	$69,696,727	$56,401,423	$59,089,851

3. Tax Basis of Building and Improvements

The aggregate cost of Building and Improvements for federal income tax purposes is approximately $29,401,000 less than the cost basis used for financial statement purposes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGREE REALTY CORPORATION

By:	/s/ Joel N. Agree	Date: February 23, 2017
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

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of February 2017.

By:	/s/ Richard Agree	Date: February 23, 2017
Richard Agree
Executive Chairman of the Board of Directors

By:	/s/ Joel N. Agree	Date: February 23, 2017
Joel N. Agree
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Matthew M. Partridge	Date: February 23, 2017
Matthew M. Partridge
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

By:	/s/ Merrie S. Frankel	Date: February 23, 2017
Merrie S. Frankel
Director

By:	/s/ Farris G. Kalil	Date: February 23, 2017
Farris G. Kalil
Director

By:	/s/ John Rakolta	Date: February 23, 2017
John Rakolta Jr.
Director

By:	/s/ Jerome Rossi	Date: February 23, 2017
Jerome Rossi
Director

By:	/s/ William S. Rubenfaer	Date: February 23, 2017
William S. Rubenfaer
Director

By:	/s/ Leon M. Schurgin	Date: February 23, 2017
Leon M. Schurgin
Director

By:	/s/ Gene Silverman	Date: February 23, 2017
Gene Silverman
Director

39