Form 10-Q
period 2017-03-31
AGREE REALTY CORP
filed 2017-04-24
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017, or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of April 21, 2017, the Registrant had 26,219,680 shares of common stock, $0.0001 par value, outstanding.

AGREE REALTY CORPORATION

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	March 31, 2017	December 31,
	(Unaudited)	2016

ASSETS
Real Estate Investments
Land	$319,935	$309,687
Buildings	737,605	703,506
Less accumulated depreciation	(73,657)	(69,696)
	983,883	943,497
Property under development	8,414	6,764
Net Real Estate Investments	992,297	950,261

Cash and Cash Equivalents	2,300	33,395

Accounts Receivable - Tenants, net of allowance of
$50 for possible losses at March 31, 2017 and December 31, 2016	13,069	11,535

Unamortized Deferred Expenses
Credit facility finance costs, net of accumulated amortization of $127 and $1,262 at March 31, 2017 and December 31, 2016, respectively	1,456	1,552

Leasing costs, net of accumulated amortization of $717 and $677 at March 31, 2017 and December 31, 2016, respectively	1,575	1,227

Lease intangibles, net of accumulated amortization of $29,103 and $25,666 at March 31, 2017 and December 31, 2016, respectively	140,652	139,871

Interest Rate Swaps	1,561	1,409

Other Assets	5,330	2,722

Total Assets	$1,158,240	$1,141,972

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	March 31,
	2017	December 31,
	(Unaudited)	2016

LIABILITIES
Mortgage Notes Payable, net	$68,539	$69,067

Unsecured Term Loans, net	158,557	158,679

Senior Unsecured Notes, net	159,198	159,176

Unsecured Revolving Credit Facility	29,000	14,000

Dividends and Distributions Payable	13,151	13,124

Deferred Revenue	1,650	1,823

Accrued Interest Payable	2,671	2,210

Accounts Payable and Accrued Expenses
Capital expenditures	61	677
Operating	4,956	4,866

Lease intangibles, net of accumulated amortization of $8,087 and $7,078 at March 31, 2017 and December 31, 2016, respectively	30,702	30,047

Interest Rate Swaps	1,404	1,994

Deferred Income Taxes	705	705

Tenant Deposits	94	94

Total Liabilities	470,688	456,462

STOCKHOLDERS' EQUITY
Common stock, $.0001 par value, 45,000,000 shares authorized, 26,219,680 and 26,164,977 shares issued and outstanding, respectively	3	3
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized Series A junior participating preferred stock, $.0001 par value, 200,000 authorized, no shares issued and outstanding	-	-
Additional paid-in-capital	711,753	712,069
Dividends in excess of net income	(26,962)	(28,558)
Accumulated other comprehensive income (loss)	195	(536)

Total Stockholders' Equity - Agree Realty Corporation	684,989	682,978
Non-controlling interest	2,563	2,532
Total Equity	687,552	685,510

Total Liabilities and Equity	$1,158,240	$1,141,972

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenues
Minimum rents	$24,014	$18,491
Percentage rents	212	183
Operating cost reimbursement	2,344	1,589
Other income	(10)	(39)
Total Revenues	26,560	20,224

Operating Expenses
Real estate taxes	1,808	1,123
Property operating expenses	797	573
Land lease payments	163	163
General and administrative	2,603	2,045
Depreciation and amortization	7,025	5,085
Total Operating Expenses	12,396	8,989

Income from Operations	14,164	11,235

Other (Expense) Income
Interest expense, net	(4,138)	(3,649)
Gain (Loss) on sale of assets	4,742	-

Net Income	14,768	7,586

Less Net Income Attributable to Non-Controlling Interest	193	125

Net Income Attributable to Agree Realty Corporation	$14,575	$7,461

Net Income Per Share Attributable to Agree Realty Corporation
Basic	$0.56	$0.36
Diluted	$0.56	$0.36

Other Comprehensive Income
Net income	$14,768	$7,586
Other Comprehensive Income (Loss) - Gain (Loss) on Interest Rate Swaps	741	(2,935)
Total Comprehensive Income	15,509	4,651
Comprehensive Income Attributable to Non-Controlling Interest	(203)	(77)

Comprehensive Income Attributable to Agree Realty Corporation	$15,306	$4,574

Weighted Average Number of Common Shares Outstanding - Basic:	25,953,097	20,438,729

Weighted Average Number of Common Shares Outstanding - Diluted:	26,009,120	20,480,140

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity

Balance, December 31, 2016	26,164,977	$3	$712,069	$(28,558)	$(536)	$2,532	$685,510
Issuance of common stock, net of issuance costs	3,245	-	150	-	-	-	150
Repurchase of common shares	(23,580)	-	(1,095)	-	-	-	(1,095)
Issuance of restricted stock under the Omnibus Incentive Plan	75,038	-	-	-	-	-	-
Forfeiture of restricted stock	-	-	-	-	-	-	-
Vesting of restricted stock	-	-	629	-	-	-	629
Dividends and distributions declared for the period	-	-	-	(12,979)	-	(172)	(13,151)
Other comprehensive income (loss) - change in fair value of interest rate swaps	-	-	-	-	731	10	741
Net income	-	-	-	14,575	-	193	14,768
Balance, March 31, 2017	26,219,680	$3	$711,753	$(26,962)	$195	$2,563	$687,552

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities
Net income	$14,768	$7,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,510	3,378
Amortization	2,515	1,707
Amortization from financing and credit facility costs	241	170
Stock-based compensation	629	708
(Gain) loss on sale of assets	(4,742)	-
(Increase) decrease in accounts receivable	(1,608)	(389)
(Increase) decrease in other assets	(440)	262
Increase (decrease) in accounts payable	(590)	2,202
Increase (decrease) in deferred revenue	(173)	(116)
Increase (decrease) in accrued interest	461	1,015
Increase (decrease) in tenant deposits	-	10
Net Cash Provided by Operating Activities	15,571	16,533

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(53,680)	(33,486)
Development of real estate investments and other assets (including capitalized interest of $67 in 2017 and $7 in 2016)	(2,937)	(6,203)
Payment of leasing costs	(389)	(39)
Net proceeds from sale of assets	10,182	-
Net Cash Used In Investing Activities	(46,824)	(39,728)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	150	1,992
Repurchase of common shares	(1,095)	(703)
Unsecured revolving credit facility borrowings	39,000	42,000
Unsecured revolving credit facility repayments	(24,000)	-
Payments of mortgage notes payable	(590)	(9,300)
Payments of unsecured term loans	(179)	-
Dividends paid	(12,952)	(9,596)
Distributions to non-controlling interest	(172)	(162)
Payments for financing costs	(4)	(37)
Net Cash Provided by Financing Activities	158	24,194

Net Increase (Decrease) in Cash and Cash Equivalents	(31,095)	999
Cash and Cash Equivalents, beginning of period	33,395	2,712
Cash and Cash Equivalents, end of period	$2,300	$3,711

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$3,618	$2,484

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued under equity incentive plans (in dollars)	$3,648	$3,059

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Note 1 – Organization

Agree Realty Corporation, a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and our common stock was listed on the New York Stock Exchange (“NYSE”) in 1994.

Our assets are held by, and all of our operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 98.7% interest as of March 31, 2017. Under the partnership agreement of the Operating Partnership, Agree Realty Corporation, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the "Company," “Management,” "we,” “our” or "us" refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2017 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three months ended March 31, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017. Amounts as of December 31, 2016 included in the consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2016.

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

Reclassification

Certain reclassifications of prior period amounts have been made in the consolidated financial statements and footnotes in order to conform to the current presentation. Prepaid rents are presented on the Balance Sheet as Deferred Revenue; in previously filed reports prepaid rents were presented in Accounts Payable - Operating. The classification of below-market lease intangibles are presented net of accumulated amortization as a Liability; in previously filed reports below-market lease intangibles were presented in Unamortized Deferred Expenses: Lease Intangibles net from in-place and above-market lease intangibles.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

Accounting for Acquisitions of Real Estate

The acquisition of property for investment purposes is typically accounted for as an asset acquisition. The Company allocates the purchase price to land, building and identified intangible assets and liabilities, based in each case on their relative estimated fair values and without giving rise to goodwill. Intangible assets and liabilities represent the value of in-place leases and above- or below-market leases. In making estimates of fair values, the Company may use a number of sources, including data provided by independent third parties, as well as information obtained by the Company as a result of our due diligence, including expected future cash flows of the property and various characteristics of the markets where the property is located.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We had $1.6 million and $32.4 million in cash as of March 31, 2017 and December 31, 2016, respectively, in excess of the FDIC insured limit.

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

The Company’s leases provide for reimbursement from tenants for common area maintenance (“CAM”), insurance, real estate taxes and other operating expenses ("Operating Cost Reimbursement Revenue"). A portion of our Operating Cost Reimbursement Revenue is estimated each period and is recognized as revenue in the period the recoverable costs are incurred and accrued. Receivables from Operating Cost Reimbursement Revenue are included in our Accounts Receivable - Tenants line item in our consolidated balance sheets. The balance of unbilled Operating Cost Reimbursement Receivable at March 31, 2017 and December 31, 2016 was $0.6 million and $1.1 million, respectively.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

In addition, many of the Company’s leases contain rent escalations for which we recognize revenue on a straight-line basis over the non-cancelable lease term.  This method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the Accounts Receivable - Tenants line item in our consolidated balance sheets. The balance of straight-line rent receivables at March 31, 2017 and December 31, 2016 was $10.3 million and $9.6 million, respectively.  To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce operating income.

Sales Tax

The Company collects various taxes from tenants and remits these amounts, on a net basis, to the applicable taxing authorities.

Unamortized Deferred Expenses

Deferred expenses include debt financing costs related to the line of credit, leasing costs and lease intangibles, and are amortized as follows: (i) debt financing costs related to the line of credit on a straight-line basis to interest expense over the term of the related loan, which approximates the effective interest method; (ii) leasing costs on a straight-line basis to depreciation and amortization over the term of the related lease entered into; and (iii) lease intangibles on a straight-line basis to depreciation and amortization over the remaining term of the related lease acquired.

The following schedule summarizes the Company’s amortization of deferred expenses for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016

Credit Facility Financing Costs	$99	$53
Leasing Costs	$40	$22
Lease Intangibles	$2,428	$1,685
Total	$2,567	$1,760

The following schedule represents estimated future amortization of deferred expenses as of March 31, 2017 (in thousands):

Year Ending December 31,	2017
	(remaining)	2018	2019	2020	2021	Thereafter	Total

Credit Facility Financing Costs	$296	$380	$379	$380	$21	$-	$1,456
Leasing Costs	121	167	178	185	169	755	1,575
Lease Intangibles	7,616	9,876	9,422	9,158	8,874	65,004	109,950
Total	$8,033	$10,423	$9,979	$9,723	$9,064	$65,759	$112,981

Earnings per Share

Earnings per share have been computed by dividing the net income after allocation to unvested restricted stock by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and potentially dilutive common shares outstanding in accordance with the treasury stock method.

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Weighted average number of common shares outstanding	26,182,994	20,666,806
Less: Unvested restricted stock	(229,897)	(228,077)
Weighted average number of common shares outstanding used in basic earnings per share	25,953,097	20,438,729

Weighted average number of common shares outstanding used in basic earnings per share	25,953,097	20,438,729
Effect of dilutive securities: restricted stock	56,023	41,411
Weighted average number of common shares outstanding used in diluted earnings per share	26,009,120	20,480,140

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

The Company has established taxable REIT subsidiaries (“TRS”) pursuant to the provisions of the Internal Revenue Code. The Company’s TRS entities are able to engage in activities resulting in income that would be non-qualifying income for a REIT. As a result, certain activities of the Company which occur within its TRS entities are subject to federal and state income taxes. As of March 31, 2017 and December 31, 2016, the Company had accrued a deferred income tax amount of $705,000. In addition, the Company recognized no income tax expense for the three months ended March 31, 2017 and 2016, respectively.

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

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02 “Leases” (“ASU 2016-02”). The new standard creates Topic 842, Leases, in FASB Accounting Standards Codification (FASB ASC) and supersedes FASB ASC 840, Leases. ASU 2016-02 requires a lessee to recognize the assets and liabilities that arise from leases (operating and finance). However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The main difference between the existing guidance on accounting for leases and the new standard is that operating leases will now be recorded in the statement of financial position as assets and liabilities. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases and operating leases. ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating land lease arrangements for which it is the lessee. GAAP requires only capital (finance) leases to be recognized in the statement of financial position, and amounts related to operating leases largely are reflected in the financial statements as rent expense on the income statement and in disclosures to the financial statements. ASU 2016-02 is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of determining the impact that the implementation of ASU 2016-02 will have on the Company’s financial statements. We anticipate there will be an immaterial impact for the leases in which the Company is the lessor and/or the lessee.

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

Note 3 – Real Estate Investments

Real Estate Portfolio

The Company’s real estate investments consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands, except number of properties):

	March 31, 2017	December 31, 2016

Number of Properties	377	366
Gross Leasable Area (in square feet)	7,326	7,033

Land	$319,935	$309,687
Buildings	737,605	703,506
Property under Development	8,414	6,764
Gross Real Estate Investments	$1,065,954	$1,019,957
Less Accumulated Depreciation	$(73,657)	(69,696)
Net Real Estate Investments	$992,297	$950,261

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Investments

During the three months ended March 31, 2017, the Company acquired 11 retail net lease assets for approximately $53.2 million, which includes acquisition and closing costs. These properties are located in 9 states and are leased to 12 different tenants operating in 8 diverse retail sectors for a weighted average lease term of approximately 10.6 years.

The aggregate first quarter 2017 acquisitions were allocated $12.6 million to land, $35.6 million to buildings and improvements, and $5.0 million to lease intangibles and other assets. The acquisitions were all cash purchases and there were no contingent considerations associated with these acquisitions.

None of the Company’s acquisitions during the first three months of 2017 caused any new or existing tenant to comprise 10% or more of its total assets or generate 10% or more of its total annualized base rent at March 31, 2017.

Developments

During the first quarter of 2017, construction continued on the Company’s two development and Partner Capital Solutions (“PCS”) projects with anticipated total project costs of approximately $12.3 million. These projects consist of the Company’s first ground-up development for Camping World in Georgetown, Kentucky, and the redevelopment and expansion of an existing property in Boynton Beach, Florida for Orchard Supply Hardware.

For the three months ended March 31, 2017, the Company has four development or PCS projects completed or currently under construction. Total anticipated project costs for those developments are approximately $21.5 million and include the following completed or commenced projects:

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Tenant	Location	Lease Structure	Lease Term	Actual or Anticipated Rent Commencement	Status
Camping World	Tyler, TX	Build-to-Suit	20 Years	Q1 2017	Completed
Burger King(1)	Heber, UT	Build-to-Suit	20 Years	Q1 2017	Completed
Orchard Supply	Boynton Beach, FL	Build-to-Suit	15 Years	Q3 2017	Under Construction
Camping World	Georgetown, KY	Build-to-Suit	20 Years	Q3 2017	Under Construction

(1)	Franchise restaurants operated by Meridian Restaurants Unlimited, LC.

Dispositions

During the three months ended March 31, 2017, the Company sold a Walgreens property in Ann Arbor, Michigan for net proceeds of $10.2 million. The Company recorded a net gain of approximately $4.7 million on the sale. There were no other dispositions for the three months ended March 31, 2017.

Note 4 – Debt

In April 2015, FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the gross carrying amount of that debt liability, consistent with debt discounts. We adopted ASU 2015-03, effective March 31, 2016, and applied the guidance retrospectively to our Mortgage Notes Payable, Unsecured Term Loans and Senior Unsecured Notes for all periods presented. Unamortized debt issuance costs of approximately $3.0 million and $3.1 million are included as an offset to the respective debt balances as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, we had total gross indebtedness of $418.3 million, including (i) $69.4 million of mortgage notes payable; (ii) $159.9 million of unsecured term loans; (iii) $160.0 million of senior unsecured notes; and (iv) $29.0 million of borrowings under our Credit Facility.

Mortgage Notes Payable

As of March 31, 2017, the Company had total gross mortgage indebtedness of $69.4 million which was collateralized by related real estate with an aggregate net book value of $89.9 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 3.9%.

Mortgages payable consisted of the following (in thousands):

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

	March 31, 2017	December 31, 2016

Note payable in monthly installments of interest only at LIBOR plus 160 basis points, swapped to a fixed rate of 2.49% with a balloon payment due April 4, 2018; collateralized by related real estate and tenants' leases	$25,000	$25,000

Note payable in monthly installments of $153,838, including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	4,739	5,114

Note payable in monthly installments of $23,004, including interest at 6.24% per annum, with a balloon payment of $2,781,819 due February 2020; collateralized by related real estate and tenant lease	3,027	3,049

Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 1, 2023; collateralized by related real estate and tenants' leases	23,640	23,640

Note payable in monthly installments of $35,673, including interest at 5.01% per annum, with a balloon payment of $4,034,627 due September 2023; collateralized by related real estate and tenant lease	5,253	5,294

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	7,758	7,910

Total principal	69,417	70,007
Unamortized debt issuance costs	(878)	(940)
Total	$68,539	$69,067

Debt Maturities

The following table presents scheduled principal payments related to our debt as of March 31, 2017 (in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2017	$2,378	$-	$2,378
2018	3,337	25,000	28,337
2019	2,751	18,547	21,298
2020	1,092	37,775	38,867
2021 (1)	998	94,000	94,998
Thereafter	8,763	223,640	232,403
Total	$19,319	$398,962	$418,281

(1)	The balloon payment balance includes the balance outstanding under the Credit Facility as of March 31, 2017. The Credit Facility matures in January 2021, with options to extend the maturity for one year at the Company’s election, subject to certain conditions.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Senior Unsecured Notes

The following table presents the Senior Unsecured Notes balance net of unamortized debt issuance costs as of March 31, 2017, and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016

2025 Senior Unsecured Note	$50,000	$50,000
2027 Senior Unsecured Note	50,000	50,000
2028 Senior Unsecured Note	60,000	60,000
Total Principal	160,000	160,000

Unamortized debt issuance costs	(802)	(824)
Total	$159,198	$159,176

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

Unsecured Term Loan Facilities

The following table presents the Unsecured Term Loans balance net of unamortized debt issuance costs as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016

2019 Term Loan	$19,864	$20,044
2020 Term Loan	35,000	35,000
2021 Term Loan	65,000	65,000
2023 Term Loan	40,000	40,000
Total Principal	159,864	160,044

Unamortized debt issuance costs	(1,307)	(1,365)
Total	$158,557	$158,679

The amended and restated credit agreement, described below, extended the maturity dates of the $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility (together, the “2024 Term Loan Facilities”) to January 2024. In connection with entering into the amended and restated credit agreement, the prior notes evidencing the existing $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at a variable LIBOR plus 1.65% to 2.35%, depending on the Company's leverage ratio. The Company utilized existing interest rate swaps to effectively fix the LIBOR rate (Refer to Note 7- Derivative Instruments and Hedging Activity).

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matures in May 2019 (the “2019 Term Loan”).  Borrowings under the 2019 Term Loan are priced at LIBOR plus 170 basis points. In order to fix LIBOR on the 2019 Term Loan at 1.92% until maturity, the Company had an interest rate swap agreement in place, which was assigned by the lender under the Mortgage Note to the 2019 Term Loan lender.  As of March 31, 2017, $19.9 million was outstanding under the 2019 Term Loan bearing an all-in interest rate of 3.62%.

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures in July 2023 (the “2023 Term Loan”).  Borrowings under the 2023 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage. The Company entered into an interest rate swap to fix LIBOR at 1.40% until maturity.  As of March 31, 2017, $40.0 million was outstanding under the 2023 Term Loan, which is subject to an all-in interest rate of 3.05%.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Senior Unsecured Revolving Credit Facility

In December 2016, the Company amended and restated the credit agreement that governs the Company's senior unsecured revolving credit facility and the Company's unsecured term loan facility to increase the aggregate borrowing capacity to $350.0 million. The agreement provides for a $250.0 million unsecured revolving credit facility, a $65.0 million unsecured term loan facility and a $35.0 million unsecured term loan facility (Referenced above as the 2024 Term Loan Facilities). The unsecured revolving credit facility matures in January 2021 with options to extend the maturity date to January 2022. The 2024 Term Loan Facilities mature in January 2024. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement up to $500.0 million, subject to lender approval. Borrowings under the revolving credit facility bear interest at LIBOR plus 1.30% to 1.95%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.15% or 0.25% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of March 31, 2017 and December 31, 2016, the Company had $29.0 million and $14.0 million of outstanding borrowings under the revolving credit facility, respectively, bearing weighted average interest rates of approximately 2.2% and 1.9%, respectively. As of March 31, 2017, $221.0 million was available for borrowing under the revolving credit facility and the Company was in compliance with the credit agreement covenants.

Concurrent with the amendment and restatement of the Company’s senior unsecured revolving credit facility, conforming changes were made to the 2023 Term Loan and 2019 Term Loan.

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

During the three months ended March 31, 2017, the Company did not issue any shares of common stock under its ATM program. The Company had approximately $36.2 million remaining under the ATM program as of March 31, 2017.

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

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Note 6 – Dividends and Distribution Payable

On February 27, 2017, the Company declared a dividend of $0.495 per share for the quarter ended March 31, 2017. The holders of limited partnership interests in the Operating Partnership (“OP Units”) were entitled to an equal distribution per OP Unit held as of March 31, 2017. The dividends and distributions payable were recorded as liabilities on the Company's consolidated balance sheet at March 31, 2017. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners' non-controlling interest. These amounts were paid on April 14, 2017.

Note 7 – Derivative Instruments and Hedging Activity

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risk, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and, to a limited extent, the use of derivative instruments. For additional information regarding the leveling of our derivatives (Refer to Note 9- Fair Value Measurements).

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

In April 2012, the Company entered into an amortizing forward-starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.92%. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of March 31, 2017, this interest rate swap was valued as a liability of approximately $0.2 million.

In December 2012, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $25.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 0.89%. This swap effectively converted $25.0 million of variable-rate borrowings to fixed-rate borrowings from December 6, 2012 to April 4, 2018. As of March 31, 2017, this interest rate swap was valued as an asset of approximately $0.1 million.

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of March 31, 2017, this interest rate swap was valued as a liability of approximately $0.6 million.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of March 31, 2017, this interest rate swap was valued as a liability of approximately $0.7 million.

In June 2016, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of March 31, 2017, this interest rate swap was valued as an asset of approximately $1.5 million.

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated these derivative instruments as cash flow hedges. As such, the effective portion of changes in the fair value of the derivatives designated and that qualify as cash flow hedges is recorded as a component of other comprehensive income (loss). The ineffective portion of the change in fair value of the derivative instrument is recognized directly in interest expense. For the three months ended March 31, 2017 and 2016, the Company has not recorded any hedge ineffectiveness in earnings. Amounts in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $1.0 million will be reclassified as an increase to interest expense.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
Interest Rate	March 31,	December 31,	March 31,	December 31,
Derivatives	2017	2016	2017	2016

Interest Rate Swap	5	5	$184,864	$185,044

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

The table below presents the estimated fair value of the Company’s derivative financial instruments, as well as their classification in the consolidated balance sheets (in thousands).

	Asset Derivatives
	March 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	Other Assets	$1,561	Other Assets	$1,409

	Liability Derivatives
	March 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	Other Liabilities	$1,404	Other Liabilities	$1,994

The table below displays the effect of the Company’s derivative financial instruments in the consolidated statements of operations and other comprehensive loss for the three and nine months ending March 31, 2017 and 2016 (in thousands).

Derivatives in Cash Flow Hedging Relationships	Amount of Income/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Income/(Loss) Reclassifed from Accumulated OCI into Income (Effective Portion)	Amount of Income/(Loss) Reclassified from Accumulated OCI into Expense (Effective Portion)

Three months ended March 31	2017	2016		2017	2016

Interest rate swaps	$741	$(2,935)	Interest Expense	$(464)	$(524)

Credit-risk-related Contingent Features

The Company has agreements with two of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of March 31, 2017, the fair value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $1.2 million. As of March 31, 2017, the Company has not posted any collateral related to these net liability positions. If the Company had breached any of these provisions as of March 31, 2017, it could have been required to settle its obligations under the agreements at their termination value of $1.2 million.

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheets.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of March 31, 2017 and December 31, 2016. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the consolidated balance sheets (in thousands):

As of March 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,561	$-	$1,561	$(89)	$-	$1,472

Offsetting of Derivative Liabilities

As of March 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,404	$-	$1,404	$(89)	$-	$1,315

Offsetting of Derivative Assets

As of December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,409	$-	$1,409	$(50)	$-	$1,359

As of December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,994	$-	$1,994	$(50)	$-	$1,944

Note 8 – Discontinued Operations

There were no properties classified as discontinued operations for the three months ended March 31, 2017.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2017
Asset:
Interest rate swaps	$-	$1,561	$-	$1,561

Liability:
Interest rate swaps	$-	$1,404	$-	$1,404

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Asset:
Interest rate swaps	$-	$1,409	$-	$1,409

Liability:
Interest rate swaps	$-	$1,994	$-	$1,994

The carrying values of cash and cash equivalents, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

The Company estimated the fair value of our debt based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt. The discount rate used to calculate the fair value of debt approximates current lending rates for loans and assume the debt is outstanding through maturity. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $386.3 million and $386.9 million as of March 31, 2017 and December 31, 2016, respectively, had fair values of approximately $400.3 million and $401.4 million, respectively. Variable rate debt's fair value is estimated to be the carrying values of $29.0 million and $14.0 million as of March 31, 2017 and December 31, 2016, respectively.

Note 10 – Equity Incentive Plan

The Company estimates the fair value of restricted stock grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of March 31, 2017, there was $8.3 million of total unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.8 years. The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock.

The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

Restricted stock activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Unvested restricted stock at December 31, 2016	227,532	$33.02

Restricted stock granted	75,038	$48.62
Restricted stock vested	(72,673)	$30.47
Restricted stock forfeited	-

Unvested restricted stock at March 31, 2017	229,897	$38.92

Note 11 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to March 31, 2017 through the date on which these financial statements were available to be issued to determine whether any of these events required disclosure in the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project,” or similar expressions. Forward-looking statements in this report include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated expenditures of capital, and other matters. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations, include, but are not limited to: the global and national economic conditions and changes in general economic, financial and real estate market conditions; changes in our business strategy; risks that our acquisition and development projects will fail to perform as expected; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; our ability to re-lease space as leases expire; loss or bankruptcy of one or more of our major tenants; a failure of our properties to generate additional income to offset increases in operating expenses; our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes and the limitations imposed on our business by our status as a REIT; and legislative or regulatory changes, including changes to laws governing REITs. The factors included in this quarterly report, including the documents incorporated by reference, and documents the Company subsequently files with the SEC and incorporates by reference, are not exhaustive and additional factors could adversely affect its business and financial performance. For a discussion of additional risk factors, see the factors included under the caption “Risk Factors” in the Company’s most recent Annual Report on Form 10-K. All forward-looking statements are based on information that was available, and speak only, as of the date on which they were made. Except as required by law, the Company disclaims any obligation to review or update these forward–looking statements to reflect events or circumstances as they occur.

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and our common stock was listed on the New York Stock Exchange (“NYSE”) in 1994. The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which the Company is the sole general partner and in which it held a 98.7% interest as of March 31, 2017.

As of March 31, 2017, the Company’s portfolio consisted of 377 properties located in 43 states and totaling approximately 7.3 million square feet of gross leasable area. As of March 31, 2017, the portfolio was approximately 99.6% leased and had a weighted average remaining lease term of approximately 10.6 years. Substantially all of the Company’s tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

First Quarter 2017 Highlights

During the three months ended March 31, 2017, the Company acquired 11 retail net lease assets for approximately $53.2 million, which includes acquisition and closing costs. These properties are located in 9 states and are 100% leased to 12 different tenants operating in 8 diverse retail sectors for a weighted average lease term of approximately 10.6 years. The underwritten weighted average capitalization rate on the Company’s first quarter 2017 acquisitions was approximately 7.6%.

During the three months ended March 31, 2017, the Company sold a Walgreens property in Ann Arbor, Michigan for net proceeds of $10.2 million. The Company recorded a net gain of approximately $4.7 million on the sale.

Recent Accounting Pronouncements

Refer to Note 2 to the March 31, 2017, Interim Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company’s management to use judgment in the application of accounting policies, including making estimates and assumptions. Management bases estimates on the best information available at the time, its experience, and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting principles would have been applied, resulting in a different presentation of the interim consolidated financial statements. From time to time, the Company may re-evaluate its estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of the Company’s critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The Company has not made any material changes to these policies during the periods covered by this quarterly report.

Results of Operations

Comparison of Three Months Ended March 31, 2017 to Three Months Ended March 31, 2016

Total rental income increased $5.5 million, or 30%, to $24.0 million for the three months ended March 31, 2017, compared to $18.5 million for the three months ended March 31, 2016. Approximately $5.6 million of the increase was due to the acquisition of additional net lease properties and approximately $0.5 million was due to the development of new net lease properties. These increases were partially offset by approximately a $0.3 million reduction in minimum rental income relating to properties that were sold, and approximately a $0.3 million reduction due to other minimum rental income adjustments.

Percentage rents remained consistent with prior periods. The quarters ended March 31, 2017 and 2016 totaled approximately $0.2 million.

Operating cost reimbursements increased $0.7 million, or 48%, to $2.3 million for the three months ended March 31, 2017, compared to $1.6 million for the three months ended March 31, 2016. Operating cost reimbursements increased primarily due to higher levels of recoverable property operating expenses, including real estate taxes, acquisition, disposition and development activity. The portfolio recovery rate decreased to 90% for the three months ended March 31, 2017 compared to 94% for the three months ended March 31, 2016 due to reconciliations of property operating expenses and reimbursements.

Other income remained consistent with prior periods.

Real estate taxes increased $0.7 million, or 61%, to $1.8 million for the three months ended March 31, 2017, compared to $1.1 million for the three months ended March 31, 2016. The increase was due to the ownership of additional properties in the first quarter of 2017 compared to the first quarter of 2016 for which we remit real estate taxes and are subsequently reimbursed by tenants.

Property operating expenses increased by $0.2 million, or 39%, to $0.8 million for the three months ended March 31, 2017, compared to $0.6 million for the three months ended March 31, 2016. The increase is primarily due to the ownership of additional properties in the first quarter of 2017 compared to the first quarter of 2016 which contributed to higher property maintenance, utilities and insurance expenses. Our tenants subsequently reimburse us for the majority of these expenses.

Land lease payments remained generally consistent with prior periods. The quarters ended March 31, 2017 and 2016 totaled approximately $0.2 million.

General and administrative expenses increased $0.6 million, or 27%, to $2.6 million for the three months ended March 31, 2017, compared to $2.0 million for the three months ended March 31, 2016. The increase is primarily the result of increased employee count and associated professional costs, and timing of other general and administrative expenses. General and administrative as a percentage of total revenue decreased to 9.8% for the three months ended March 31, 2017 from 10.1% for the three months ended March 31, 2016.

Depreciation and amortization increased $1.9 million, or 38%, to $7.0 million for the three months ended March 31, 2017, compared to $5.1 million for the three months ended March 31, 2016. The increase was due to the ownership of additional properties for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

The Company recorded no impairment charges during the first quarter of 2017 and 2016.

Interest expense increased $0.5 million, or 13%, to $4.1 million for the three months ended March 31, 2017, compared to $3.6 million for the three months ended March 31, 2016. The increase in interest expense is primarily a result of additional debt issuance since March 31, 2016, including the $40.0 million unsecured term loan facility entered into in July 2016 and the $60.0 million senior unsecured notes issued in July 2016.

The Company recognized a net gain of $4.7 million during the first quarter of 2017, on the sale of a Walgreens in Ann Arbor, Michigan. The Company recognized no gain or loss on sale of real estate during the first quarter of 2016.

Net income increased $7.2 million, to $14.8 million for the three months ended March 31, 2017, compared to $7.6 million for the three months ended March 31, 2016 for the reasons set forth above.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on its outstanding indebtedness, distributions to its shareholders and future property acquisitions and development.

We expect to meet our short term liquidity requirements through cash provided from operations and borrowings under our senior unsecured revolving credit facility. As of March 31, 2017, $29.0 million was outstanding on our senior unsecured revolving credit facility and $221.0 million was available for future borrowings, subject to our compliance with covenants. We anticipate funding our long term capital needs through cash provided from operations, borrowings under our revolving credit facility, the issuance of debt and the issuance of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Capitalization

As of March 31, 2017, the Company’s total market capitalization was approximately $1.7 billion. Market capitalization consisted of $1.3 billion of common equity (based on the March 31, 2017 closing price on the NYSE of $47.96 per common share and assuming the conversion of operating partnership units in the Operating Partnership (“OP units”) and $418.3 million of total gross debt, including (i) $69.4 million of mortgage notes payable; (ii) $159.9 million of unsecured term loans; (ii) $160.0 million of senior unsecured notes; and (iii) $29.0 million of borrowings under our revolving credit facility. Our ratio of total debt to total market capitalization was 24.7% at March 31, 2017.

At March 31, 2017, the non-controlling interest in the Operating Partnership represented ownership of 1.3% of the Operating Partnership. The OP Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged OP Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all OP Units, there would have been 25,567,299 shares of common stock outstanding at March 31, 2017.

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

Unsecured Term Loan Facilities

The amended and restated credit agreement, described below, extended the maturity dates of the $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility (together, the “2024 Term Loan Facilities”) to January 15, 2024. In connection with entering into the amended and restated credit agreement, the prior notes evidencing the existing $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured term loan facility bear interest at a variable LIBOR plus 1.65% to 2.35%, depending on our leverage ratio. We utilized existing interest rate swaps to effectively fix the LIBOR rate (see “Note 8 - Derivative and Hedging Activities”).

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures in July 2023.  Borrowings under the unsecured term loan facility are priced at LIBOR plus 165 to 225 basis points, depending on our leverage. We entered into an interest rate swap to fix LIBOR at 1.40% until maturity.  As of March 31, 2017 $40.0 million was outstanding under the unsecured term loan facility, which is subject to an all-in interest rate of 3.05%.

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matures in May 2019. Borrowings under the unsecured amortizing term loan are priced at LIBOR plus 170 basis points. In order to fix LIBOR on the unsecured amortizing term loan at 1.92% until maturity, we have an interest rate swap agreement in place, which was assigned by the lender under the prior secured facility to the lender under the unsecured amortizing term loan.  As of March 31, 2017, $19.9 million was outstanding under the unsecured amortizing term loan bearing an all-in interest rate of 3.62%.

Senior Unsecured Revolving Credit Facility

On December 15, 2016, the Company amended and restated the credit agreement that governs our senior unsecured revolving credit facility and unsecured term loan facility to increase the aggregate borrowing capacity to $350.0 million. The agreement provides for a $250.0 million unsecured revolving credit facility, a $65.0 million unsecured term loan facility and a $35.0 million unsecured term loan facility. The unsecured revolving credit facility matures in January 2021 with options to extend the maturity date to January 2022. The unsecured term loan facilities mature in January 2024. We have the ability to increase the aggregate borrowing capacity under the credit agreement up to $500.0 million, subject to lender approval. Borrowings under the revolving credit facility bear interest at LIBOR plus 1.30% to 1.95%, depending on our leverage ratio. Additionally, we are required to pay an unused commitment fee at an annual rate of 0.15% or 0.25% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum percentage of secured debt to total asset value.

Mortgage Notes Payable

As of March 31, 2017, the Company had total mortgage indebtedness of $69.4 million, with a weighted average term to maturity of 4.2 years. Including our mortgages that have been swapped to a fixed interest rate, our weighted average interest rate on mortgage debt was 3.9%.

	Interest		Principal Amount Outstanding (in thousands)
Mortgage Note Payable	Rate (1)	Maturity	March 31, 2017	December 31, 2016
Secured Term Loan due 2018	2.49%	April 2018	25,000	25,000
Portfolio Mortgage Loan due 2020	6.90%	January 2020	4,739	5,114
Single Asset Mortgage Loan due 2020	6.24%	February 2020	3,027	3,049
CMBS Portfolio Loan due 2023	3.60%	January 2023	23,640	23,640
Single Asset Mortgage Loan due 2023	5.01%	September 2023	5,253	5,294
Portfolio CTL due 2026	6.27%	July 2026	7,758	7,910
Total			$69,417	$70,007

(1)	Includes the effects of variable interest rates that have been swapped to fixed interest rates.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2017 (in thousands):

		Remainder of
	Total	2017	2018-2019	2020-2021	Thereafter
Mortgage Notes Payable	$69,417	$1,822	$30,326	$4,865	$32,404
Revolving Credit Facility	29,000	-		29,000	-
Unsecured Term Loans	159,864	556	19,308	100,000	40,000
Senior Unsecured Notes	160,000	-	-	-	160,000
Land Lease Obligations	10,822	480	1,275	1,220	7,847
Estimated Interest Payments on Mortgage Notes Payable, Unsecured Term Loans and Senior Unsecured Notes	108,184	12,180	30,481	25,176	40,347
Total	$537,287	$15,038	$81,390	$160,261	$280,598

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

Dividends

During the quarter ended March 31, 2017, we declared a quarterly dividend of $0.495 per share. The cash dividend was paid on April 14, 2017 to holders of record on March 31, 2017.

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

Funds from Operations

Funds from Operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) to mean net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and any impairment charges on a depreciable real estate asset, and after adjustments for unconsolidated partnerships and joint ventures. Management uses FFO as a supplemental measure to conduct and evaluate the Company business because there are certain limitations associated with using GAAP net income by itself as the primary measure of the Company’s operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself.

FFO should not be considered an alternative to net income as the primary indicator of the Company’s operating performance, or as an alternative to cash flow as a measure of liquidity. Further, while the Company adheres to the NAREIT definition of FFO, its presentation of FFO is not necessarily comparable to similarly titled measures of other REITs due to the fact that all REITs may not use the same definition.

Adjusted Fund from Operations

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

The following table provides a reconciliation from net income to FFO for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
Reconciliation from Net Income to Funds from Operations	March 31, 2017	March 31, 2016
Net income	$14,768	$7,586
Depreciation of real estate assets	4,484	3,362
Amortization of leasing costs	42	23
Amortization of lease intangibles	2,474	1,685
Gain on sale of assets	(4,742)	-
Funds from Operations	$17,026	$12,656

Funds from Operations Per Share - Diluted	$0.65	$0.61

Weighted average shares and OP units outstanding
Basic	26,300,716	20,786,348
Diluted	26,356,739	20,827,759

The following table provides a reconciliation from net income to AFFO for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
Reconciliation from Net Income to Adjusted Funds from Operations	March 31, 2017	March 31, 2016
Net income	$14,768	$7,586
Cumulative adjustments to calculate FFO	2,258	5,070
Funds from Operations	$17,026	$12,656
Straight-line accrued rent	(808)	(649)
Deferred revenue recognition	-	(116)
Stock based compensation expense	683	708
Amortization of financing costs	142	118
Non-real estate depreciation	25	15
Adjusted Funds from Operations	$17,068	$12,732

Adjusted Funds from Operations Per Share - Diluted	$0.65	$0.61

Additional supplemental disclosure
Scheduled principal repayments	$769	$720
Capitalized interest	$67	$7
Capitalized building improvements	$15	$-

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

($ in thousands)
	2017	2018	2019	2020	2021	Thereafter	Total
Mortgage Notes Payable	$1,822	$27,576	$2,750	$3,867	$998	$32,404	$69,417
Average Interest Rate	6.59%	2.87%	6.59%	6.21%	6.02%	4.02%

Unsecured Revolving Credit Facility	$-	$-	$-	$-	$29,000	$-	$29,000
Average Interest Rate					2.20%

Unsecured Term Loans	$556	$761	$18,547	$35,000	$65,000	$40,000	$159,864
Average Interest Rate	3.62%	3.62%	3.62%	3.85%	3.74%	3.05%

Senior Unsecured Notes	$-	$-	$-	$-	$-	$160,000	$160,000
Average Interest Rate						4.29%

The fair value is estimated at $69.4 million, $159.9 million and $160.0 million for mortgage notes payable, unsecured term loans and senior unsecured notes, respectively, as of March 31, 2017.

The table above incorporates those exposures that exist as of March 31, 2017; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In April 2012, the Company entered into an amortizing forward-starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 mo. LIBOR and pays to the counterparty a fixed rate of 1.92%. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of March 31, 2017, this interest rate swap was valued as a liability of approximately $0.2 million.

In December 2012, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $25.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 0.89%. This swap effectively converted $25.0 million of variable-rate borrowings to fixed-rate borrowings from December 6, 2012 to April 4, 2018. As of March 31, 2017, this interest rate swap was valued as an asset of approximately $0.1 million.

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of March 31, 2017, this interest rate swap was valued as a liability of approximately $0.6 million.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of March 31 ,2017, this interest rate swap was valued as a liability of approximately $0.7 million.

In June 2016, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of March 31, 2017, this interest rate swap was valued as an asset of approximately $1.5 million.

We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of March 31, 2017.

As of March 31, 2017, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $0.3 million.

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

Item 1A.	Risk Factors

There have been no material changes from our risk factors set forth under Item 1A of Part 1 of our most recently filed Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Matthew M. Partridge, Chief Financial Officer

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Matthew M. Partridge, Chief Financial Officer

*101	The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Agree Realty Corporation

/s/ JOEL N. AGREE
Joel N. Agree
President and Chief Executive Officer

/s/ MATTHEW M. PARTRIDGE
Matthew M. Partridge
Chief Financial Officer, Executive Vice President and Secretary

Date:	April 24, 2017

