Form 10-Q
period 2017-06-30
AGREE REALTY CORP
filed 2017-07-24
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017, or

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

As of July 21, 2017, the Registrant had 28,636,903 shares of common stock, $0.0001 par value, outstanding.

AGREE REALTY CORPORATION

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	June 30,
	2017	December 31,
	(Unaudited)	2016

ASSETS
Real Estate Investments
Land	$345,255	$309,687
Buildings	805,271	703,506
Less accumulated depreciation	(75,841)	(69,696)
	1,074,685	943,497
Property under development	6,665	6,764
Net Real Estate Investments	1,081,350	950,261

Real Estate Held For Sale, net	5,409	-

Cash and Cash Equivalents	4,173	33,395

Accounts Receivable - Tenants, net of allowance of $100 and $50 for possible losses at June 30, 2017 and December 31, 2016, respectively	14,243	11,535

Unamortized Deferred Expenses
Credit facility finance costs, net of accumulated amortization of $230 and $1,262 at June 30, 2017 and December 31, 2016, respectively	1,352	1,552

Leasing costs, net of accumulated amortization of $733 and $677 at June 30, 2017 and December 31, 2016, respectively	1,546	1,227

Lease intangibles, net of accumulated amortization of $32,997 and $25,666 at June 30, 2017 and December 31, 2016, respectively	172,928	139,871

Interest Rate Swaps	1,285	1,409

Other Assets	4,554	2,722

Total Assets	$1,286,840	$1,141,972

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	June 30,
	2017	December 31,
	(Unaudited)	2016

LIABILITIES
Mortgage Notes Payable, net	$68,003	$69,067

Unsecured Term Loans, net	158,437	158,679

Senior Unsecured Notes, net	159,218	159,176

Unsecured Revolving Credit Facility	48,000	14,000

Dividends and Distributions Payable	14,637	13,124

Deferred Revenue	1,794	1,823

Accrued Interest Payable	2,216	2,210

Accounts Payable and Accrued Expenses
Capital expenditures	68	677
Operating	5,989	4,866

Lease intangibles, net of accumulated amortization of $9,132 and $7,079 at June 30, 2017 and December 31, 2016, respectively	30,186	30,047

Interest Rate Swaps	1,539	1,994

Deferred Income Taxes	705	705

Tenant Deposits	96	94

Total Liabilities	490,888	456,462

EQUITY
Common stock, $.0001 par value, 45,000,000 shares authorized, 28,637,180 and 26,164,977 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	3	3
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized
Series A junior participating preferred stock, $.0001 par value, 200,000 authorized, no shares issued and outstanding	-	-
Additional paid-in-capital	820,134	712,069
Dividends in excess of net income	(26,547)	(28,558)
Accumulated other comprehensive loss	(211)	(536)

Total Equity - Agree Realty Corporation	793,379	682,978
Non-controlling interest	2,573	2,532
Total Equity	795,952	685,510

Total Liabilities and Equity	$1,286,840	$1,141,972

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues
Minimum rents	$25,160	$19,912	$49,174	$38,403
Percentage rents	-	7	212	190
Operating cost reimbursement	2,881	1,934	5,225	3,523
Other income	39	(9)	29	(48)
Total Revenues	28,080	21,844	54,640	42,068

Operating Expenses
Real estate taxes	2,031	1,438	3,839	2,561
Property operating expenses	915	929	1,710	1,501
Land lease payments	163	163	327	327
General and administrative	2,569	2,042	5,174	4,087
Depreciation and amortization	7,704	5,665	14,728	10,750
Total Operating Expenses	13,382	10,237	25,778	19,226

Income from Operations	14,698	11,607	28,862	22,842

Other (Expense) Income
Interest expense, net	(4,411)	(3,497)	(8,547)	(7,145)
Gain (Loss) on sale of assets, net	4,780	2,718	9,521	2,718

Net Income	15,067	10,828	29,836	18,415

Less Net Income Attributable to Non-Controlling Interest	191	167	384	293

Net Income Attributable to Agree Realty Corporation	$14,876	$10,661	$29,452	$18,122

Net Income Per Share Attributable to Agree Realty Corporation
Basic	$0.56	$0.48	$1.13	$0.85
Diluted	$0.56	$0.48	$1.12	$0.85

Other Comprehensive Income
Net income	$15,067	$10,828	$29,836	$18,415
Other Comprehensive Income (Loss) - Gain (Loss) on Interest Rate Swaps	(411)	(1,677)	330	(4,613)
Total Comprehensive Income	14,656	9,151	30,166	13,802
Comprehensive Income Attributable to Non-Controlling Interest	(189)	(140)	(389)	(220)

Comprehensive Income Attributable to Agree Realty Corporation	$14,467	$9,011	$29,777	$13,582

Weighted Average Number of Common Shares Outstanding - Basic:	26,389,703	22,185,525	26,172,730	21,315,541

Weighted Average Number of Common Shares Outstanding - Diluted:	26,457,340	22,265,139	26,240,220	21,385,098

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2016	26,164,977	$3	$712,069	$(28,558)	$(536)	$2,532	$685,510
Issuance of common stock, net of issuance costs	2,420,745	-	107,987	-	-	-	107,987
Repurchase of common shares	(23,580)	-	(1,095)	-	-	-	(1,095)
Issuance of restricted stock under the Omnibus Incentive Plan	75,038	-	-	-	-	-	-
Vesting of restricted stock	-	-	1,173	-	-	-	1,173
Dividends and distributions declared for the period	-	-	-	(27,441)	-	(348)	(27,789)
Other comprehensive income (loss) - change in fair value of interest rate swaps	-	-	-	-	325	5	330
Net income	-	-	-	29,452	-	384	29,836
Balance, June 30, 2017	28,637,180	$3	$820,134	$(26,547)	$(211)	$2,573	$795,952

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash Flows from Operating Activities
Net income	$29,836	$18,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,236	6,992
Amortization	5,492	3,758
Amortization from financing and credit facility costs	486	344
Stock-based compensation	1,173	1,217
(Gain) loss on sale of assets	(9,521)	(2,718)
(Increase) decrease in accounts receivable	(2,783)	(2,556)
(Increase) decrease in other assets	324	(189)
Increase (decrease) in accounts payable	444	1,685
Increase (decrease) in deferred revenue	(29)	(232)
Increase (decrease) in accrued interest	6	(85)
Increase (decrease) in tenant deposits	2	65
Net Cash Provided by Operating Activities	34,666	26,696

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(185,573)	(185,442)
Development of real estate investments and other assets (including capitalized interest of $154 in 2017 and $14 in 2016)	(12,827)	(8,139)
Payment of leasing costs	(449)	(521)
Net proceeds from sale of assets	21,894	7,027
Net Cash Used In Investing Activities	(176,955)	(187,075)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	107,987	112,077
Repurchase of common shares	(1,095)	(703)
Unsecured revolving credit facility borrowings	158,000	180,000
Unsecured revolving credit facility repayments	(124,000)	(100,000)
Payments of mortgage notes payable	(1,187)	(10,028)
Payments of unsecured term loans	(359)	-
Dividends paid	(25,930)	(19,247)
Distributions to Non-Controlling Interest	(344)	(323)
Payments for financing costs	(5)	(74)
Net Cash Provided by Financing Activities	113,067	161,702

Net Increase (Decrease) in Cash and Cash Equivalents	(29,222)	1,323
Cash and Cash Equivalents, beginning of period	33,395	2,712
Cash and Cash Equivalents, end of period	$4,173	$4,035

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$13,822	$6,926
Cash paid (refunded) for income tax	$1	$8

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued under equity incentive plans (in dollars)	$3,648	$3,059
Dividends and limited partners' distributions declared and unpaid	$14,637	$11,513

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Our assets are held by, and all of our operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 98.8% interest as of June 30, 2017. Under the partnership agreement of the Operating Partnership, Agree Realty Corporation, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the "Company," “Management,” "we,” “our” or "us" refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying unaudited consolidated financial statements for the six months ended June 30, 2017 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the six months ended June 30, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017. Amounts as of December 31, 2016 included in the consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2016.

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

Reclassification

Certain reclassifications of prior period amounts have been made in the consolidated financial statements and footnotes in order to conform to the current presentation. Prepaid rents are presented on the Balance Sheet as Deferred Revenue; in previously filed reports prepaid rents were presented in Accounts Payable - Operating. The classification of below-market lease intangibles are presented net of accumulated amortization as a Liability; in previously filed reports below-market lease intangibles were presented in Unamortized Deferred Expenses: Lease Intangibles, net with in-place and above-market lease intangibles.

Segment Reporting

The Company is primarily in the business of acquiring, developing and managing retail real estate which is considered to be one reporting segment. The Company has no other reportable segments.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We had $3.3 million and $32.4 million in cash as of June 30, 2017 and December 31, 2016, respectively, in excess of the FDIC insured limit.

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

The Company’s leases provide for reimbursement from tenants for common area maintenance (“CAM”), insurance, real estate taxes and other operating expenses ("Operating Cost Reimbursement Revenue"). A portion of our Operating Cost Reimbursement Revenue is estimated each period and is recognized as revenue in the period the recoverable costs are incurred and accrued. Receivables from Operating Cost Reimbursement Revenue are included in our Accounts Receivable - Tenants line item in our consolidated balance sheets. The balance of unbilled Operating Cost Reimbursement Receivable at June 30, 2017 and December 31, 2016 was $1.5 million and $1.1 million, respectively.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

In addition, many of the Company’s leases contain rent escalations for which we recognize revenue on a straight-line basis over the non-cancelable lease term.  This method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the Accounts Receivable - Tenants line item in our consolidated balance sheet. The balance of straight-line rent receivables at June 30, 2017 and December 31, 2016 was $11.2 million and $9.6 million, respectively.  To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce operating income.

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

The following schedule summarizes the Company’s amortization of deferred expenses for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Credit Facility Financing Costs	$104	$53	$202	$105
Leasing Costs	40	24	80	47
Lease Intangibles (Asset)	3,890	2,808	7,330	5,063
Lease Intangibles (Liability)	(1,041)	(781)	(2,053)	(1,351)
Total	$2,993	$2,104	$5,559	$3,864

The following schedule represents estimated future amortization of deferred expenses as of June 30, 2017 (in thousands):

Year Ending December 31,	2017
	(remaining)	2018	2019	2020	2021	Thereafter	Total

Credit Facility Financing Costs	$192	$380	$379	$380	$21	$-	$1,352
Leasing Costs	80	179	211	191	175	710	1,546
Lease Intangibles (Asset)	8,342	16,919	16,391	16,019	15,330	99,927	172,928
Lease Intangibles (Liability)	(2,150)	(4,182)	(4,108)	(4,007)	(3,714)	(12,025)	(30,186)
Total	$6,464	$13,296	$12,873	$12,583	$11,812	$88,612	$145,640

Earnings per Share

Earnings per share have been computed by dividing the net income after allocation by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and potentially dilutive common shares outstanding in accordance with the treasury stock method.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Weighted average number of common shares outstanding	26,619,350	22,406,775	26,402,377	21,536,791
Less: Unvested restricted stock	(229,647)	(221,250)	(229,647)	(221,250)
Weighted average number of common shares outstanding used in basic earnings per share	26,389,703	22,185,525	26,172,730	21,315,541

Weighted average number of common shares outstanding used in basic earnings per share	26,389,703	22,185,525	26,172,730	21,315,541
Effect of dilutive securities: restricted stock	67,637	79,614	67,490	69,557
Weighted average number of common shares outstanding used in diluted earnings per share	26,457,340	22,265,139	26,240,220	21,385,098

Income Taxes (not presented in thousands)

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

The Company has established taxable REIT subsidiaries (“TRS”) pursuant to the provisions of the Internal Revenue Code. The Company’s TRS entities are able to engage in activities resulting in income that would be non-qualifying income for a REIT. As a result, certain activities of the Company which occur within its TRS entities are subject to federal and state income taxes. As of June 30, 2017 and December 31, 2016, the Company had accrued a deferred income tax amount of $705,000. In addition, the Company recognized income tax expense of $834 and $1,767 for the three months ended June 30, 2017 and 2016, respectively, and $834 and $7,747 for the six months ended June 30, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (”FASB”) issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). The objective of ASU 2017-09 is to provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 will be effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company is in the process of determining the impact that the implementation of ASU 2017-09 will have on the Company’s financial statements.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations: Clarifying the Definition of a Business” (“ASU 2017-01”). The objective of ASU 2017-01 is to clarify the definition of a business by adding guidance on how entities should evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 will be effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company has early adopted and the guidance has no material impact on the financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases” (“ASU 2016-02”). The new standard creates Topic 842, Leases, in FASB Accounting Standards Codification (FASB ASC) and supersedes FASB ASC 840, Leases. ASU 2016-02 requires a lessee to recognize the assets and liabilities that arise from leases (operating and finance). However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The main difference between the existing guidance on accounting for leases and the new standard is that operating leases will now be recorded in the statement of financial position as assets and liabilities. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases and operating leases. ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating land lease arrangements for which it is the lessee. GAAP requires only capital (finance) leases to be recognized in the statement of financial position, and amounts related to operating leases largely are reflected in the financial statements as rent expense on the income statement and in disclosures to the financial statements. ASU 2016-02 is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018. Early adoption is permitted. The Company has engaged a professional services firm to assist in the implementation of ASU 2016-02. The Company anticipates that its retail leases where it is the lessor will continue to be accounted for as operating leases under the new standard. Therefore, the Company does not currently anticipate significant changes in the accounting for its lease revenues. The Company is also the lessee under various land lease arrangements and it will be required to recognize right of use assets and related lease liabilities on its consolidated balance sheets upon adoption. The Company will continue to evaluate the impact of adopting the new leases standard on its consolidated statements of income and comprehensive income and consolidated balance sheets.

In May 2014, with subsequent updates issued in August 2015 and March, April and May 2016, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update’s core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies are to use a five-step contract review model to ensure revenue is recognized, measured and disclosed in accordance with this principle. ASU 2014-09, as updated, is effective for fiscal years and interim periods beginning after December 15, 2017. The Company has engaged a professional services firm to assist in the implementation of ASU 2014-09. The Company is continuing to evaluate the standard; however, we do not expect its adoption to have a significant impact on the consolidated financial statements, as approximately 90% of total revenues consist of rental income from leasing arrangements, which is specifically excluded from the standard. In addition, given the nature of its disposition transactions, there should be no changes in accounting under the new standard.

Note 3 – Real Estate Investments

Real Estate Portfolio

As of June 30, 2017, the Company owned 413 properties, with a total gross leasable area of 7.9 million square feet. Net Real Estate Investments totaled $1.1 billion as of June 30, 2017. As of December 31, 2016, the Company owned 366 properties, with a total gross leasable area of 7.0 million square feet. Net Real Estate Investments totaled $950.3 million as of December 31, 2016.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Investments

During the three months ended June 30, 2017, the Company acquired 36 retail net lease assets for approximately $131.2 million, which includes acquisition and closing costs. These properties are located in 19 states and are leased to 31 different tenants operating in 18 diverse retail sectors for a weighted average lease term of approximately 12.7 years.

During the six months ended June 30, 2017, the Company acquired 47 retail net lease assets for approximately $184.4 million, which includes acquisition and closing costs. These properties are located in 21 states and are leased to 38 different tenants operating in 20 diverse retail sectors for a weighted average lease term of approximately 12.1 years.

The aggregate acquisitions for the six months ended June 30, 2017 were allocated $35.7 million to land, $106.7 million to buildings and improvements, and $42.0 million to lease intangibles and other assets. The acquisitions were all cash purchases and there were no contingent considerations associated with these acquisitions.

None of the Company’s acquisitions during the first six months of 2017 caused any new or existing tenant to comprise 10% or more of its total assets or generate 10% or more of its total annualized base rent at June 30, 2017.

Developments

During the second quarter of 2017, construction continued on three new development and Partner Capital Solutions (“PCS”) projects with anticipated total project costs of approximately $24.1 million. The projects consist of the Company’s first PCS project with Art Van Furniture in Canton, Michigan, as well as the Company’s first two development projects with Mister Car Wash in Urbandale, Iowa and Bernalillo, New Mexico.

For the first six months of 2017, the Company had seven development or PCS projects completed or under construction. Anticipated total costs for those projects are approximately $45.9 million and include the following completed or commenced projects:

Tenant	Location	Lease Structure	Lease Term	Actual or Anticipated Rent Commencement	Status
Camping World	Tyler, TX	Build-to-Suit	20 Years	Q1 2017	Completed
Burger King(1)	Heber, UT	Build-to-Suit	20 Years	Q1 2017	Completed
Camping World	Georgetown, KY	Build-to-Suit	20 Years	Q2 2017	Completed
Orchard Supply	Boynton Beach, FL	Build-to-Suit	15 Years	Q3 2017	Under Construction
Mister Car Wash	Urbandale, IA	Build-to-Suit	20 years	Q4 2017	Under Construction
Mister Car Wash	Bernalillo, NM	Build-to-Suit	20 years	Q4 2017	Under Construction
Art Van Furniture	Canton, MI	Build-to-Suit	20 years	Q1 2018	Under Construction

Notes:

(1) Franchise restaurant operated by Meridian Restaurants Unlimited, L.C.

Dispositions

During the three months ended June 30, 2017, the Company sold real estate properties for net proceeds of $11.7 million and a net gain of $4.8 million (net of any expected losses on real estate held for sale).

During the six months ended June 30, 2017, the Company sold real estate properties for net proceeds of $21.9 million and a net gain of $9.5 million (net of any expected losses on real estate held for sale).

Note 4 – Debt

We account for debt issuance costs under ASU 2015-03 which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the gross carrying amount of that debt liability, consistent with debt discounts. Unamortized debt issuance costs of approximately $2.8 million and $3.1 million are included as an offset to the respective debt balances as of June 30, 2017 and December 31, 2016.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

As of June 30, 2017, we had total gross indebtedness of $436.5 million, including (i) $68.8 million of mortgage notes payable; (ii) $159.7 million of unsecured term loans; (iii) $160.0 million of senior unsecured notes; and (iv) $48.0 million of borrowings under our Credit Facility.

Mortgage Notes Payable

As of June 30, 2017, the Company had total gross mortgage indebtedness of $68.8 million which was collateralized by related real estate with an aggregate net book value of $89.5 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 3.92%.

Mortgages payable consisted of the following:

	June 30, 2017	December 31, 2016
(not presented in thousands)	(in thousands)
Note payable in monthly installments of interest only at LIBOR plus 160 basis points, swapped to a fixed rate of 2.49% with a balloon payment due April 4, 2018; collateralized by related real estate and tenants' leases	$25,000	$25,000

Note payable in monthly installments of $153,838, including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	4,357	5,114

Note payable in monthly installments of $23,004, including interest at 6.24% per annum, with a balloon payment of $2,781,819 due February 2020; collateralized by related real estate and tenant lease	3,006	3,049

Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 1, 2023; collateralized by related real estate and tenants' leases	23,640	23,640

Note payable in monthly installments of $35,673, including interest at 5.01% per annum, with a balloon payment of $4,034,627 due September 2023; collateralized by related real estate and tenant lease	5,213	5,294

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	7,604	7,910

Total principal	68,820	70,007
Unamortized debt issuance costs	(817)	(940)
Total	$68,003	$69,067

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Senior Unsecured Notes

The following table presents the Senior Unsecured Notes balance net of unamortized debt issuance costs as of June 30, 2017, and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016

2025 Senior Unsecured Notes	$50,000	$50,000
2027 Senior Unsecured Notes	50,000	50,000
2028 Senior Unsecured Notes	60,000	60,000
Total Principal	160,000	160,000

Unamortized debt issuance costs	(782)	(824)
Total	$159,218	$159,176

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

Unsecured Term Loan Facilities

The following table presents the Unsecured Term Loans balance net of unamortized debt issuance costs as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016

2019 Term Loan	$19,685	$20,044
2023 Term Loan	40,000	40,000
2024 Term Loans	100,000	100,000
Total Principal	159,685	160,044

Unamortized debt issuance costs	(1,248)	(1,365)
Total	$158,437	$158,679

Debt Maturities

The following table presents scheduled principal payments related to our debt as of June 30, 2017 (in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2017	$1,602	$-	$1,602
2018	3,337	25,000	28,337
2019	2,751	18,547	21,298
2020	1,092	2,775	3,867
2021 (1)	998	48,000	48,998
Thereafter	8,763	323,640	332,403
Total	$18,543	$417,962	$436,505

(1)	The balloon payment balance includes the balance outstanding under the Credit Facility as of June 30, 2017. The Credit Facility matures in January 2021, with options to extend the maturity for one year at the Company’s election, subject to certain conditions.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

The amended and restated credit agreement, described below, extended the maturity dates of the $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility (together, the “2024 Term Loan Facilities”) to January 2024. In connection with entering into the amended and restated credit agreement, the prior notes evidencing the existing $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at a variable LIBOR plus 1.65% to 2.35%, depending on the Company's leverage ratio. The Company utilized existing interest rate swaps to effectively fix the LIBOR rate (Refer to Note 7 – Derivative Instruments and Hedging Activity).

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures in July 2023 (the “2023 Term Loan”).  Borrowings under the 2023 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage. The Company entered into an interest rate swap to fix LIBOR at 1.40% until maturity.  As of June 30, 2017, $40.0 million was outstanding under the 2023 Term Loan, which is subject to an all-in interest rate of 3.05%.

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matures in May 2019 (the “2019 Term Loan”).  Borrowings under the 2019 Term Loan are priced at LIBOR plus 170 basis points. In order to fix LIBOR on the 2019 Term Loan at 1.92% until maturity, the Company had an interest rate swap agreement in place, which was assigned by the lender under the Mortgage Note to the 2019 Term Loan lender.  As of June 30, 2017, $19.7 million was outstanding under the 2019 Term Loan bearing an all-in interest rate of 3.62%.

Senior Unsecured Revolving Credit Facility

In December 2016, the Company amended and restated the credit agreement that governs the Company's senior unsecured revolving credit facility and the Company's unsecured term loan facility to increase the aggregate borrowing capacity to $350.0 million. The agreement provides for a $250.0 million unsecured revolving credit facility, a $65.0 million unsecured term loan facility and a $35.0 million unsecured term loan facility (Referenced above as 2024 Term Loan Facilities). The unsecured revolving credit facility matures in January 2021 with options to extend the maturity date to January 2022. The 2024 Term Loan Facilities mature in January 2024. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement up to $500.0 million, subject to lender approval. Borrowings under the revolving credit facility bear interest at LIBOR plus 1.30% to 1.95%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.15% or 0.25% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of June 30, 2017 and December 31, 2016, the Company had $48.0 million and $14.0 million of outstanding borrowings under the revolving credit facility, respectively, bearing weighted average interest rates of approximately 2.4% and 1.9%, respectively. As of June 30, 2017, $202.0 million was available for borrowing under the revolving credit facility and the Company was in compliance with the credit agreement covenants.

Concurrent with the amendment and restatement of the Company’s senior unsecured revolving credit facility, conforming changes were made to the 2023 Term Loan and 2019 Term Loan.

Note 5 – Common Stock

In April 2017, the Company entered into a new $200.0 million at-the-market equity program (“ATM program”) through which the Company may, from time to time, sell shares of common stock. The Company uses the proceeds generated from its ATM program for general corporate purposes, including funding our investment activity, the repayment or refinancing of outstanding indebtedness, working capital and other general purposes.

During the three months ended June 30, 2017, the Company issued 2,500 shares of common stock under its ATM program at a weighted average price of $48.59, realizing gross proceeds of approximately $0.1 million.

During the six months ended June 30, 2017, the Company issued 2,500 shares of common stock under its ATM program at a weighted average price of $48.59, realizing gross proceeds of approximately $0.1 million. The Company had approximately $199.9 million remaining under the ATM program as of June 30, 2017.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

In May 2017, the Company filed an automatic shelf registration statement on Form S-3, registering an unspecified amount and an indeterminant aggregate initial offering price of common stock, preferred stock, depositary shares and warrants. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

In June 2017, the Company completed a follow-on offering of 2,415,000 shares of common stock. The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $108.2 million after deducting the underwriting discount.

Note 6 – Dividends and Distribution Payable

On May 19, 2017, the Company declared a dividend of $0.505 per share for the quarter ended June 30, 2017. The holders of limited partnership interests in the Operating Partnership (“OP Units”) were entitled to an equal distribution per OP Unit held as of June 30, 2017. The dividends and distributions payable were recorded as liabilities on the Company's consolidated balance sheet at June 30, 2017. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners' non-controlling interest. These amounts were paid on July 14, 2017.

Note 7 – Derivative Instruments and Hedging Activity

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risk, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and, to a limited extent, the use of derivative instruments. For additional information regarding the leveling of our derivatives (Refer to Note 9 – Fair Value Measurements).

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

In April 2012, the Company entered into an amortizing forward-starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.92%. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of June 30, 2017, this interest rate swap was valued as a liability of approximately $0.1 million.

In December 2012, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $25.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 0.89%. This swap effectively converted $25.0 million of variable-rate borrowings to fixed-rate borrowings from December 6, 2012 to April 4, 2018. As of June 30, 2017, this interest rate swap was valued as an asset of approximately $0.1 million.

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of June 30, 2017, this interest rate swap was valued as a liability of approximately $0.6 million.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of June 30, 2017, this interest rate swap was valued as a liability of approximately $0.8 million.

In June 2016, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of June 30, 2017, this interest rate swap was valued as an asset of approximately $1.2 million.

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated these derivative instruments as cash flow hedges. As such, the effective portion of changes in the fair value of the derivatives designated and that qualify as cash flow hedges is recorded as a component of other comprehensive income (loss). The ineffective portion of the change in fair value of the derivative instrument is recognized directly in interest expense. For the three and six months ended June 30, 2017 and 2016, the Company has not recorded any hedge ineffectiveness in earnings. Amounts in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.8 million will be reclassified as an increase to interest expense.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
	June 30,	December 31,	June 30,	December 31,
Interest Rate Derivatives	2017	2016	2017	2016

Interest Rate Swap	5	5	$184,685	$185,044

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

The table below presents the estimated fair value of the Company’s derivative financial instruments, as well as their classification in the consolidated balance sheets (in thousands).

	Asset Derivatives
	June 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	Other Assets	$1,285	Other Assets	$1,409

	Liability Derivatives
	June 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	Other Liabilities	$1,539	Other Liabilities	$1,994

The table below displays the effect of the Company’s derivative financial instruments in the consolidated statements of operations and other comprehensive loss for the three and six months ended June 30, 2017 and 2016 (in thousands).

Derivatives in Cash Flow Hedging Relationships	Amount of Income/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Income/(Loss) Reclassifed from Accumulated OCI into Income (Effective Portion)	Amount of Income/(Loss) Reclassified from Accumulated OCI into Expense (Effective Portion)
Three months ended June 30	2017	2016		2017	2016

Interest rate swaps	$(411)	$(1,677)	Interest Expense	$(435)	$(533)
Six months ended June 30
Interest rate swaps	$330	$(4,613)	Interest Expense	$(900)	$(1,058)

Credit-risk-related Contingent Features

The Company has agreements with two of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of June 30, 2017, the fair value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $1.4 million. As of June 30, 2017, the Company has not posted any collateral related to these net liability positions. If the Company had breached any of these provisions as of June 30, 2017, it could have been required to settle its obligations under the agreements at their termination value of $1.4 million.

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheets.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of June 30, 2017 and December 31, 2016. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the consolidated balance sheets (in thousands):

Offsetting of Derivative Assets

As of June 30, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,285	$-	$1,285	$(83)	$-	$1,202

Offsetting of Derivative Liabilities

As of June 30, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,539	$-	$1,539	$(83)	$-	$1,456

Offsetting of Derivative Assets

As of December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,409	$-	$1,409	$(50)	$-	$1,359

Offsetting of Derivative Liabilities

As of December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,994	$-	$1,994	$(50)	$-	$1,944

Note 8 – Discontinued Operations

There were no properties classified as discontinued operations for the three and six months ended June 30, 2017.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	Balance Sheet Location	Total Fair Value	Level 2
June 30, 2017
Derivative assets - interest rate swaps	Other assets	$1,285	$1,285
Derivative liabilities - interest rate swaps	Other liabilities	$1,539	$1,539

December 31, 2016
Derivative assets - interest rate swaps	Other assets	$1,409	$1,409
Derivative liabilities - interest rate swaps	Other liabilities	$1,994	$1,994

The carrying values of cash and cash equivalents, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

The Company estimated the fair value of our debt based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt.  The discount rate used to calculate the fair value of debt approximates current lending rates for loans and assumes the debt is outstanding through maturity. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $385.7 million and $386.9 million as of June 30, 2017 and December 31, 2016, respectively, had fair values of approximately $401.6 million and $401.4 million, respectively.  Variable rate debt’s fair value is estimated to be equal to the carrying values of $48.0 million and $14.0 million as of June 30, 2017 and December 31, 2016, respectively.

Note 10 – Equity Incentive Plan

The Company estimates the fair value of restricted stock grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of June 30, 2017, there was $7.7 million of total unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.7 years. The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock.

The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

Restricted stock activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Unvested restricted stock at December 31, 2016	227,532	$33.02

Restricted stock granted	75,038	$48.62
Restricted stock vested	(72,923)	$30.47
Restricted stock forfeited	-

Unvested restricted stock at June 30, 2017	229,647	$38.92

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Note 11 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to June 30, 2017 through the date on which these financial statements were available to be issued to determine whether any of these events required disclosure in the financial statements.

On July 5, 2017, Matthew M. Partridge voluntarily submitted his resignation, effective on or around August 4, 2017, from his positions as Executive Vice President, Chief Financial Officer and Secretary of the Company.

Also on July 5, 2017, the Company appointed Kenneth R. Howe to serve as the Company’s interim Chief Financial Officer, effective as of the date of Mr. Partridge’s departure. Mr. Howe served as the Company’s Chief Financial Officer from April 1994 until his retirement from that position in November 2010; and on an interim basis from August 2015 to January 2016. From November 2010 to August 2015 and since January 2016, Mr. Howe served as the Company’s Director of Tax.

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

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and our common stock was listed on the New York Stock Exchange (“NYSE”) in 1994. The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which the Company is the sole general partner and in which it held a 98.8% interest as of June 30, 2017.

As of June 30, 2017, the Company’s portfolio consisted of 413 properties located in 43 states and totaling approximately 7.9 million square feet of gross leasable area. As of June 30, 2017, the portfolio was approximately 99.6% leased and had a weighted average remaining lease term of approximately 10.6 years. Substantially all of the Company’s tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

Second Quarter 2017 Highlights

During the three months ended June 30, 2017, the Company acquired 36 retail net lease assets for approximately $131.2 million, which includes acquisition and closing costs. These properties are located in 19 states and are 100% leased to 31 different tenants operating in 18 diverse retail sectors for a weighted average lease term of approximately 12.7 years. The underwritten weighted average capitalization rate on the Company’s second quarter 2017 acquisitions was approximately 7.7%.

During the three months ended June 30, 2017, the Company sold real estate properties for net proceeds of $11.7 million and a net gain of $4.8 million (net of any expected losses on real estate held for sale).

Recent Accounting Pronouncements

Refer to Note 2 to the June 30, 2017 Interim Consolidated Financial Statements.

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

Results of Operations

Comparison of Three Months Ended June 30, 2017 to Three Months Ended June 30, 2016

Total rental income increased $5.3 million, or 26%, to $25.2 million for the three months ended June 30, 2017, compared to $19.9 million for the three months ended June 30, 2016. The increase was attributable to the acquisition and develop of additional net lease properties, which was partially offset by a small reduction in minimum rental income related to properties that were sold and other minimum rental income adjustments.

Percentage rents remained consistent with prior periods.

Operating cost reimbursements increased $1.0 million, or 49%, to $2.9 million for the three months ended June 30, 2017, compared to $1.9 million for the three months ended June 30, 2016. Operating cost reimbursements increased primarily due to higher levels of recoverable property operating expenses, including real estate taxes, acquisition, disposition and development activity. The portfolio recovery rate increased to 98% for the three months ended June 30, 2017 compared to 82% for the three months ended June 30, 2016 due to reconciliations of property operating expenses and reimbursements.

Other income remained consistent with prior periods.

Real estate taxes increased $0.6 million, or 41%, to $2.0 million for the three months ended June 30, 2017, compared to $1.4 million for the three months ended June 30, 2016. The increase was due to the ownership of additional properties in the second quarter of 2017 compared to the second quarter of 2016 for which we remit real estate taxes and are subsequently reimbursed by tenants.

Property operating expenses remained consistent with prior periods. The periods ended June 30, 2017 and 2016 totaled approximately $0.9 million. The neutral impact of any such anticipated increase was due to the payment timing of property maintenance, utilities and insurance expenses. Our tenants subsequently reimburse us for the majority of these expenses.

Land lease payments remained generally consistent with prior periods. The quarters ended June 30, 2017 and 2016 totaled approximately $0.2 million.

General and administrative expenses increased $0.6 million, or 26%, to $2.6 million for the three months ended June 30, 2017, compared to $2.0 million for the three months ended June 30, 2016. The increase is primarily the result of increased employee count and associated professional costs, and timing of other general and administrative expenses. General and administrative expenses as a percentage of total revenue decreased to 9.2% for the three months ended June 30, 2017 from 9.3% for the three months ended June 30, 2016.

Depreciation and amortization increased $2.0 million, or 36%, to $7.7 million for the three months ended June 30, 2017, compared to $5.7 million for the three months ended June 30, 2016. The increase was due to the ownership of additional properties for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Interest expense increased $0.9 million, or 26%, to $4.4 million for the three months ended June 30, 2017, compared to $3.5 million for the three months ended June 30, 2016. The increase in interest expense is primarily a result of additional debt issuance since June 30, 2016, including the $40.0 million unsecured term loan facility entered into in July 2016 and the $60.0 million senior unsecured notes issued in July 2016.

Gains on the sale of assets increased $2.1 million, to $4.8 million for the three months ended June 30, 2017, compared to $2.7 million for the three months ended June 30, 2016. The increase was a result of more properties being sold during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Net income increased $4.2 million, to $15.1 million for the three months ended June 30, 2017, compared to $10.8 million for the three months ended June 30, 2016 for the reasons set forth above.

Comparison of Six Months Ended June 30, 2017 to Six Months Ended June 30, 2016

Total rental income increased $10.8 million, or 28%, to $49.2 million for the six months ended June 30, 2017, compared to $38.4 million for the six months ended June 30, 2016. The increase was attributable to the acquisition and develop of additional net lease properties, which was partially offset by a small reduction in minimum rental income related to properties that were sold and other minimum rental income adjustments.

Percentage rents remained consistent with prior periods. The six-month periods ended June 30, 2017 and 2016 totaled approximately $0.2 million.

Operating cost reimbursements increased $1.7 million, or 48%, to $5.2 million for the six months ended June 30, 2017, compared to $3.5 million for the six months ended June 30, 2016. Operating cost reimbursements increased primarily due to higher levels of recoverable property operating expenses, including real estate taxes, acquisition, disposition and development activity. The portfolio recovery rate increased to 94% for the six months ended June 30, 2017 compared to 87% for the six months ended June 30, 2016 due to reconciliations of property operating expenses and reimbursements.

Other income remained consistent with prior periods.

Real estate taxes increased $1.2 million, or 50%, to $3.8 million for the six months ended June 30, 2017, compared to $2.6 million for the six months ended June 30, 2016. The increase was due to the ownership of additional properties in the first and second quarter of 2017 compared to the first and second quarter of 2016 for which we remit real estate taxes and are subsequently reimbursed by tenants.

Property operating expenses increased by $0.2 million, or 14%, to $1.7 million for the six months ended June 30, 2017, compared to $1.5 million for the six months ended June 30, 2016. The increase was due to the ownership of additional properties in the first and second quarter of 2017 compared to the first and second quarter of 2016 as well as the payment timing of property maintenance, utilities and insurance expenses.

Land lease payments remained consistent with prior periods. The six-month periods ended June 30, 2017 and 2016 totaled approximately $0.3 million.

General and administrative expenses increased $1.1 million, or 27%, to $5.2 million for the six months ended June 30, 2017, compared to $4.1 million for the six months ended June 30, 2016. The increase is primarily the result of increased employee count and associated professional costs. General and administrative expenses as a percentage of total revenue decreased to 9.5% for the six months ended June 30, 2017 from 9.7% for the six months ended June 30, 2016.

Depreciation and amortization increased $3.9 million, or 37%, to $14.7 million for the six months ended June 30, 2017, compared to $10.8 million for the six months ended June 30, 2016. The increase was due to the ownership of additional properties for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Interest expense increased $1.4 million, or 20%, to $8.5 million for the six months ended June 30, 2017, compared to $7.1 million for the six months ended June 30, 2016. The increase in interest expense is primarily a result of additional debt issuance since June 30, 2016, including the $40.0 million unsecured term loan facility entered into in July 2016 and the $60.0 million senior unsecured notes issued in July 2016.

Gains on the sale of assets increased $6.8 million, to $9.5 million for the six months ended June 30, 2017, compared to $2.7 million for the six months ended June 30, 2016. The increase was a result of more properties being sold during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Net income increased $11.4 million, to $29.8 million for the six months ended June 30, 2017, compared to $18.4 million for the six months ended June 30, 2016 for the reasons set forth above.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on its outstanding indebtedness, distributions to its shareholders and future property acquisitions and development.

We expect to meet our short term liquidity requirements through cash provided from operations and borrowings under our senior unsecured revolving credit facility. As of June 30, 2017, $48.0 million was outstanding on our senior unsecured revolving credit facility and $202.0 million was available for future borrowings, subject to our compliance with covenants. We anticipate funding our long term capital needs through cash provided from operations, borrowings under our revolving credit facility, the issuance of debt and the issuance of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Capitalization

As of June 30, 2017, the Company’s total market capitalization was approximately $1.8 billion. Market capitalization consisted of $1.3 billion of common equity (based on the June 30, 2017 closing price on the NYSE of $45.87 per common share and assuming the conversion of operating partnership units in the Operating Partnership (“OP units”) and $436.5 million of total gross debt, including (i) $68.8 million of mortgage notes payable; (ii) $159.7 million of unsecured term loans; (ii) $160.0 million of senior unsecured notes; and (iii) $48.0 million of borrowings under our revolving credit facility. Our ratio of total debt to total market capitalization was 24.7% at June 30, 2017.

At June 30, 2017, the non-controlling interest in the Operating Partnership represented ownership of 1.2% of the Operating Partnership. The OP Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged OP Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all OP Units, there would have been 28,984,799 shares of common stock outstanding at June 30, 2017.

Debt

During the year ended December 31, 2016, the Company issued $60.0 million of senior unsecured notes. On July 8, 2016, the Company entered into a note purchase agreement with institutional purchasers. Pursuant to the note purchase agreement, the Operating Partnership completed a private placement of $60.0 million aggregate principal amount of our 4.42% senior unsecured notes due July 28, 2028. The senior unsecured notes were only sold to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

Unsecured Term Loan Facilities

The amended and restated credit agreement described below extended the maturity dates of the $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility (together, the “2024 Term Loan Facilities”) to January 2024. In connection with entering into the amended and restated credit agreement, the prior notes evidencing the existing $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured term loan facility bear interest at a variable LIBOR plus 1.65% to 2.35%, depending on our leverage ratio. We utilized existing interest rate swaps to effectively fix the LIBOR rate (see “Note 7 - Derivative and Hedging Activities”).

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures in July 2023.  Borrowings under the unsecured term loan facility are priced at LIBOR plus 165 to 225 basis points, depending on our leverage. We entered into an interest rate swap to fix LIBOR at 1.40% until maturity.  As of June 30, 2017, $40.0 million was outstanding under the unsecured term loan facility, which is subject to an all-in interest rate of 3.05%.

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matures in May 2019. Borrowings under the unsecured amortizing term loan are priced at LIBOR plus 170 basis points. In order to fix LIBOR on the unsecured amortizing term loan at 1.92% until maturity, we have an interest rate swap agreement in place, which was assigned by the lender under the prior secured facility to the lender under the unsecured amortizing term loan.  As of June 30, 2017, $19.7 million was outstanding under the unsecured amortizing term loan bearing an all-in interest rate of 3.62%.

Senior Unsecured Revolving Credit Facility

In December 2016, the Company amended and restated the credit agreement that governs our senior unsecured revolving credit facility and unsecured term loan facility to increase the aggregate borrowing capacity to $350.0 million. The agreement provides for a $250.0 million unsecured revolving credit facility, a $65.0 million unsecured term loan facility and a $35.0 million unsecured term loan facility. The unsecured revolving credit facility matures in January 2021 with options to extend the maturity date to January 2022. The unsecured term loan facilities mature in January 2024. We have the ability to increase the aggregate borrowing capacity under the credit agreement up to $500.0 million, subject to lender approval. Borrowings under the revolving credit facility bear interest at LIBOR plus 1.30% to 1.95%, depending on our leverage ratio. Additionally, we are required to pay an unused commitment fee at an annual rate of 0.15% or 0.25% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum percentage of secured debt to total asset value.

Mortgage Notes Payable

As of June 30, 2017, the Company had total mortgage indebtedness of $68.8 million, with a weighted average term to maturity of 3.9 years. Including our mortgages that have been swapped to a fixed interest rate, our weighted average interest rate on mortgage debt was 3.9%.

	Interest		Principal Amount Outstanding
Mortgage Note Payable	Rate (1)	Maturity	June 30, 2017	December 31, 2016
Secured Term Loan due 2018	2.49%	April 2018	25,000	25,000
Portfolio Mortgage Loan due 2020	6.90%	January 2020	4,357	5,114
Single Asset Mortgage Loan due 2020	6.24%	February 2020	3,006	3,049
CMBS Portfolio Loan due 2023	3.60%	January 2023	23,640	23,640
Single Asset Mortgage Loan due 2023	5.01%	September 2023	5,213	5,294
Portfolio CTL due 2026	6.27%	July 2026	7,604	7,910
Total			$68,820	$70,007

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2017 (in thousands):

		Remainder of
	Total	2017	2018-2019	2020-2021	Thereafter
Mortgage Notes Payable	$68,820	$1,225	$30,326	$4,865	$32,404
Revolving Credit Facility	48,000	-		48,000	-
Unsecured Term Loans	159,685	377	19,308	-	140,000
Senior Unsecured Notes	160,000	-	-	-	160,000
Land Lease Obligations	10,662	320	1,275	1,220	7,847
Estimated Interest Payments on Mortgage Notes Payable, Unsecured Term Loans and Senior Unsecured Notes	116,622	8,649	31,504	28,406	48,063
Total	$563,789	$10,571	$82,413	$82,491	$388,314

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

Dividends

During the quarter ended June 30, 2017, we declared a quarterly dividend of $0.505 per share. The cash dividend was paid on July 14, 2017 to holders of record on June 30, 2017.

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

The following table provides a reconciliation from net income to FFO for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
Reconciliation from Net Income to Funds from Operations	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$15,067	$10,828	$29,836	$18,415
Depreciation of real estate assets	4,700	3,595	9,185	6,957
Amortization of leasing costs	40	24	80	47
Amortization of lease intangibles	2,939	2,028	5,412	3,712
Gain on sale of assets	(4,780)	(2,718)	(9,521)	(2,718)
Funds from Operations	$17,966	$13,757	$34,992	$26,413

Funds from Operations Per Share - Diluted	$0.67	$0.61	$1.32	$1.22

Weighted average shares and OP units outstanding
Basic	26,737,322	22,533,144	26,520,349	21,663,160
Diluted	26,804,959	22,612,758	26,587,839	21,732,717

The following table provides a reconciliation from net income to AFFO for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
Reconciliation from Net Income to Adjusted Funds from Operations	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$15,067	$10,828	$29,836	$18,415
Cumulative adjustments to calculate FFO	2,899	2,929	5,156	7,998
Funds from Operations	$17,966	$13,757	$34,992	$26,413
Straight-line accrued rent	(877)	(656)	(1,685)	(1,306)
Deferred revenue recognition	-	(116)	-	(232)
Stock based compensation expense	594	601	1,276	1,309
Amortization of financing costs	142	122	284	239
Non-real estate depreciation	25	18	51	35
Adjusted Funds from Operations	$17,850	$13,726	$34,918	$26,458

Adjusted Funds from Operations Per Share - Diluted	$0.67	$0.61	$1.31	$1.22

Additional supplemental disclosure
Scheduled principal repayments	$776	$728	$1,545	$1,448
Capitalized interest	$87	$6	$154	$13
Capitalized building improvements	$27	$29	$43	$29

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

($ in thousands)
	2017	2018	2019	2020	2021	Thereafter	Total
Mortgage Notes Payable	$1,225	$27,576	$2,750	$3,867	$998	$32,404	$68,820
Average Interest Rate	6.59%	2.87%	6.59%	6.21%	6.02%	3.31%

Unsecured Revolving Credit Facility	$-	$-	$-	$-	$48,000	$-	$48,000
Average Interest Rate					2.40%

Unsecured Term Loans	$377	$761	$18,547	$-	$-	$140,000	$159,685
Average Interest Rate	3.62%	3.62%	3.62%			3.57%

Senior Unsecured Notes	$-	$-	$-	$-	$-	$160,000	$160,000
Average Interest Rate						4.29%

The fair value is estimated at $68.8 million, $159.7 million and $160.0 million for mortgage notes payable, unsecured term loans and senior unsecured notes, respectively, as of June 30, 2017.

The table above incorporates those exposures that exist as of June 30, 2017; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform. We could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP guidance.

In April 2012, the Company entered into an amortizing forward-starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.92%. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of June 30, 2017, this interest rate swap was valued as a liability of approximately $0.1 million.

In December 2012, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $25.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 0.89%. This swap effectively converted $25.0 million of variable-rate borrowings to fixed-rate borrowings from December 6, 2012 to April 4, 2018. As of June 30, 2017, this interest rate swap was valued as an asset of approximately $0.1 million.

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of June 30, 2017, this interest rate swap was valued as a liability of approximately $0.6 million.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of June 30, 2017, this interest rate swap was valued as a liability of approximately $0.8 million.

In June 2016, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of June 30, 2017, this interest rate swap was valued as an asset of approximately $1.2 million.

We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of June 30, 2017.

As of June 30, 2017, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $0.5 million.

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

Item 1A.	Risk Factors

There have been no material changes from our risk factors set forth under Item 1A of Part 1 of our most recently filed Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Underwriting Agreement, dated as of June 13, 2017, among Agree Realty Corporation and Agree Limited Partnership, on the one hand, and Raymond James & Associates, Inc. and Wells Fargo Securities, LLC as representatives of the several underwriters listed on Schedule I attached thereto, on the other hand (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed June 19, 2017).

10.2	Form of Equity Distribution Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed April 28, 2017).

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Matthew M. Partridge, Chief Financial Officer

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Matthew M. Partridge, Chief Financial Officer

*101	The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Agree Realty Corporation

/s/ JOEL N. AGREE
Joel N. Agree
President and Chief Executive Officer

/s/ MATTHEW M. PARTRIDGE
Matthew M. Partridge
Chief Financial Officer, Executive Vice President and Secretary

Date:	July 24, 2017