Form 10-Q
period 2017-09-30
AGREE REALTY CORP
filed 2017-10-23
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017, or

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

Yes    ☐             No    ☒

As of October 20, 2017, the Registrant had 29,215,835 shares of common stock, $0.0001 par value, outstanding.

AGREE REALTY CORPORATION

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	September 30,
	2017	December 31,
	(Unaudited)	2016

ASSETS
Real Estate Investments
Land	$371,047	$309,687
Buildings	820,138	703,506
Less accumulated depreciation	(80,356)	(69,696)
	1,110,829	943,497
Property under development	10,197	6,764
Net Real Estate Investments	1,121,026	950,261

Real Estate Held For Sale, net	9,003	-

Cash and Cash Equivalents	25,510	33,395

Cash Held in Escrows	1,779	-

Accounts Receivable - Tenants, net of allowance of $142 and $50 for possible losses at September 30, 2017 and December 31, 2016, respectively	15,634	11,535

Unamortized Deferred Expenses
Credit facility finance costs, net of accumulated amortization of $332 and $1,262 at September 30, 2017 and December 31, 2016, respectively	1,275	1,552

Leasing costs, net of accumulated amortization of $772 and $677 at September 30, 2017 and December 31, 2016, respectively	1,601	1,227

Lease intangibles, net of accumulated amortization of $36,875 and $25,666 at September 30, 2017 and December 31, 2016, respectively	184,920	139,871

Interest Rate Swaps	1,232	1,409

Other Assets	4,993	2,722

Total Assets	$1,366,973	$1,141,972

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	September 30,
	2017	December 31,
	(Unaudited)	2016

LIABILITIES
Mortgage Notes Payable, net	$67,458	$69,067

Unsecured Term Loans, net	158,305	158,679

Senior Unsecured Notes, net	259,112	159,176

Unsecured Revolving Credit Facility	-	14,000

Dividends and Distributions Payable	14,930	13,124

Deferred Revenue	1,452	1,823

Accrued Interest Payable	2,759	2,210

Accounts Payable and Accrued Expenses
Capital expenditures	145	677
Operating	7,381	4,866

Lease intangibles, net of accumulated amortization of $10,246 and $7,079 at September 30, 2017 and December 31, 2016, respectively	30,529	30,047

Interest Rate Swaps	1,284	1,994

Deferred Income Taxes	705	705

Tenant Deposits	96	94

Total Liabilities	544,156	456,462

EQUITY
Common stock, $.0001 par value, 45,000,000 shares authorized, 29,215,835 and 26,164,977 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	3	3
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized
Series A junior participating preferred stock, $.0001 par value, 200,000 authorized, no shares issued and outstanding	-	-
Additional paid-in-capital	849,442	712,069
Dividends in excess of net income	(29,136)	(28,558)
Accumulated other comprehensive loss	(10)	(536)

Total Equity - Agree Realty Corporation	820,299	682,978
Non-controlling interest	2,518	2,532
Total Equity	822,817	685,510

Total Liabilities and Equity	$1,366,973	$1,141,972

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues
Minimum rents	$27,325	$22,279	$76,500	$60,682
Percentage rents	-	7	212	197
Operating cost reimbursement	2,791	1,845	8,016	5,368
Other income	271	30	299	(18)
Total Revenues	30,387	24,161	85,027	66,229

Operating Expenses
Real estate taxes	2,149	1,473	5,988	4,035
Property operating expenses	931	169	2,641	1,669
Land lease payments	163	163	490	490
General and administrative	2,491	2,020	7,665	6,107
Depreciation and amortization	8,228	6,151	22,956	16,901
Total Operating Expenses	13,962	9,976	39,740	29,202

Income from Operations	16,425	14,185	45,287	37,027

Other (Expense) Income
Interest expense, net	(4,666)	(4,091)	(13,213)	(11,236)
Gain (Loss) on sale of assets, net	524	4,415	10,045	7,133
Loss on debt extinguishment	-	(33)	-	(33)

Net Income	12,283	14,476	42,119	32,891

Less Net Income Attributable to Non-Controlling Interest	118	213	501	506
			.
Net Income Attributable to Agree Realty Corporation	$12,165	$14,263	$41,618	$32,385

Net Income Per Share Attributable to Agree Realty Corporation
Basic	$0.42	$0.61	$1.53	$1.47
Diluted	$0.42	$0.61	$1.52	$1.46

Other Comprehensive Income
Net income	$12,283	$14,476	$42,119	$32,891
Other Comprehensive Income (Loss) - Gain (Loss) on Interest Rate Swaps	203	1,378	533	(3,236)
Total Comprehensive Income	12,486	15,854	42,652	29,655
Comprehensive Income Attributable to Non-Controlling Interest	(149)	(229)	(509)	(456)

Comprehensive Income Attributable to Agree Realty Corporation	$12,337	$15,625	$42,143	$29,199

Weighted Average Number of Common Shares Outstanding - Basic:	28,573,022	23,454,083	26,988,589	22,034,389

Weighted Average Number of Common Shares Outstanding - Diluted:	28,656,684	23,563,331	27,069,352	22,127,329

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

	Common Stock		Additional	Dividends in excess of net	Accumulated Other Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2016	26,164,977	$3	$712,069	$(28,558)	$(536)	$2,532	$685,510
Issuance of common stock, net of issuance costs	3,009,838	-	136,733	-	-	-	136,733
Repurchase of common shares	(23,857)	-	(1,108)	-	-	-	(1,108)
Issuance of restricted stock under the Omnibus Incentive Plan	76,099	-	-	-	-	-	-
Forfeiture of restricted stock	(11,222)	-	-	-	-	-	-
Vesting of restricted stock	-	-	1,748	-	-	-	1,748
Dividends and distributions declared for the period	-	-	-	(42,196)	-	(522)	(42,718)
Other comprehensive income (loss) - change in fair value of interest rate swaps	-	-	-	-	526	7	533
Net income	-	-	-	41,618	-	501	42,119
Balance, September 30, 2017	29,215,835	$3	$849,442	$(29,136)	$(10)	$2,518	$822,817

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities
Net income	$42,119	$32,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,366	10,958
Amortization	8,590	5,943
Amortization from financing and credit facility costs	730	523
Stock-based compensation	1,748	1,726
(Gain) loss on extinguishment of debt	-	33
(Gain) loss on sale of assets	(10,045)	(7,133)
(Increase) decrease in accounts receivable	(4,192)	(3,204)
(Increase) decrease in other assets	(148)	167
Increase (decrease) in accounts payable	1,837	2,798
Increase (decrease) in deferred revenue	(371)	(541)
Increase (decrease) in accrued interest	549	1,608
Increase (decrease) in tenant deposits	2	65
Net Cash Provided by Operating Activities	55,185	45,834

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(241,132)	(235,855)
Development of real estate investments and other assets (including capitalized interest of $297 in 2017 and $28 in 2016)	(27,240)	(20,262)
Payment of leasing costs	(544)	(648)
Cash held in escrows on sale of assets	(1,779)	(12,292)
(Increase) decrease in Net proceeds from sale of assets	29,414	22,098
Net Cash Used In Investing Activities	(241,281)	(246,959)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	136,733	124,099
Repurchase of common shares	(1,108)	(712)
Unsecured revolving credit facility borrowings	184,000	227,000
Unsecured revolving credit facility repayments	(198,000)	(198,000)
Payments of mortgage notes payable	(1,794)	(31,059)
Unsecured term loan proceeds	-	60,283
Payments of unsecured term loans	(549)	-
Senior unsecured notes proceeds	100,000	60,000
Dividends paid	(40,392)	(30,593)
Distributions to Non-Controlling Interest	(520)	(490)
Payments for financing costs	(159)	(624)
Net Cash Provided by Financing Activities	178,211	209,904

Net Increase (Decrease) in Cash and Cash Equivalents	(7,885)	8,779
Cash and Cash Equivalents, beginning of period	33,395	2,712
Cash and Cash Equivalents, end of period	$25,510	$11,491

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$12,658	$9,159
Cash paid (refunded) for income tax	$3	$8

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued under equity incentive plans (in dollars)	$3,022	$3,059
Dividends and limited partners' distributions declared and unpaid	$14,930	$11,631

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Note 1 – Organization

Agree Realty Corporation (the “Company”), a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and our common stock was listed on the New York Stock Exchange (“NYSE”) in 1994.

Our assets are held by, and all of our operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 98.8% interest as of September 30, 2017. Under the partnership agreement of the Operating Partnership, Agree Realty Corporation, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the "Company," “Management,” "we,” “our” or "us" refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying unaudited consolidated financial statements for the nine months ended September 30, 2017 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the nine months ended September 30, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017. Amounts as of December 31, 2016 included in the consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited consolidated financial statements, included herein, should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2016.

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

Reclassification

Certain reclassifications of prior period amounts have been made in the consolidated financial statements and footnotes in order to conform to the current presentation. Prepaid rents are presented on the Balance Sheet as Deferred Revenue; in previously filed reports prepaid rents were presented in Accounts Payable - Operating. The classification of below-market lease intangibles are presented net of accumulated amortization as a Liability; in previously filed reports below-market lease intangibles were presented in Unamortized Deferred Expenses: Lease Intangibles, net with in-place and above-market lease intangibles. As of September 30, 2017, all fully amortized deferred financing costs attributable to the credit facility were written off. Cash held in escrows are presented on the Statement of Cash Flows in investing activities; in previously filed reports cash held in escrows were presented in operating activities.

Segment Reporting

The Company is primarily in the business of acquiring, developing and managing retail real estate which is considered to be one reporting segment. The Company has no other reporting segments.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, in-place lease intangibles are valued based on the Company’s estimates of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition. Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition and the Company’s estimate of current market lease rates for the property. The capitalized above- and below-market lease intangibles are amortized over the non-cancelable term of the lease unless the Company believes it is reasonably certain that the tenant will renew the lease for an option term whereby the Company amortizes the value attributable to the renewal over the renewal period.

The fair value of identified intangible assets and liabilities acquired is amortized to depreciation and amortization over the remaining term of the related leases.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We had $25.8 million and $32.4 million in cash as of September 30, 2017 and December 31, 2016, respectively, in excess of the FDIC insured limit.

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

The Company’s leases provide for reimbursement from tenants for common area maintenance (“CAM”), insurance, real estate taxes and other operating expenses ("Operating Cost Reimbursement Revenue"). A portion of our Operating Cost Reimbursement Revenue is estimated each period and is recognized as revenue in the period the recoverable costs are incurred and accrued. Receivables from Operating Cost Reimbursement Revenue are included in our Accounts Receivable - Tenants line item in our consolidated balance sheets. The balance of unbilled Operating Cost Reimbursement Receivable at September 30, 2017 and December 31, 2016 was $1.9 million and $1.1 million, respectively.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

In addition, many of the Company’s leases contain rent escalations for which we recognize revenue on a straight-line basis over the non-cancelable lease term.  This method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the Accounts Receivable - Tenants line item in our consolidated balance sheet. The balance of straight-line rent receivables at September 30, 2017 and December 31, 2016 was $12.0 million and $9.6 million, respectively.  To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce operating income.

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

The following schedule summarizes the Company’s amortization of deferred expenses for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Credit Facility Financing Costs	$102	$57	$304	$162
Leasing Costs	40	38	120	83
Lease Intangibles (Asset)	3,802	2,973	11,209	8,030
Lease Intangibles (Liability)	(1,037)	(825)	(3,167)	(2,170)
Total	$2,907	$2,243	$8,466	$6,105

The following schedule represents estimated future amortization of deferred expenses as of September 30, 2017 (in thousands):

Year Ending December 31,	2017
	(remaining)	2018	2019	2020	2021	Thereafter	Total

Credit Facility Financing Costs	$101	$394	$379	$380	$21	$-	$1,275
Leasing Costs	41	181	218	204	188	769	1,601
Lease Intangibles (Asset)	4,538	18,214	17,542	17,073	16,384	111,169	184,920
Lease Intangibles (Liability)	(1,105)	(4,348)	(4,274)	(4,173)	(3,880)	(12,749)	(30,529)
Total	$3,575	$14,441	$13,865	$13,484	$12,713	$99,189	$157,267

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

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Weighted average number of common shares outstanding	28,792,158	23,674,133	27,207,725	22,254,439
Less: Unvested restricted stock	(219,136)	(220,050)	(219,136)	(220,050)
Weighted average number of common shares outstanding used in basic earnings per share	28,573,022	23,454,083	26,988,589	22,034,389

Weighted average number of common shares outstanding used in basic earnings per share	28,573,022	23,454,083	26,988,589	22,034,389
Effect of dilutive securities: restricted stock	83,662	109,248	80,763	92,940
Weighted average number of common shares outstanding used in diluted earnings per share	28,656,684	23,563,331	27,069,352	22,127,329

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

The Company has established taxable REIT subsidiaries (“TRS”) pursuant to the provisions of the Internal Revenue Code. The Company’s TRS entities are able to engage in activities resulting in income that would be non-qualifying income for a REIT. As a result, certain activities of the Company which occur within its TRS entities are subject to federal and state income taxes. As of September 30, 2017 and December 31, 2016, the Company had accrued a deferred income tax amount of $705,000. In addition, the Company recognized income tax expense of $2,060 and $0 for the three months ended September 30, 2017 and 2016, respectively, and $2,894 and $7,747 for the nine months ended September 30, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (”FASB”) issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The objective of ASU 2017-12 is to expand hedge accounting for both financial (interest rate) and commodity risks, and create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. ASU 2017-12 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company is in the process of determining the impact that the implementation of ASU 2017-12 will have on the Company’s financial statements.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). The objective of ASU 2017-09 is to provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 will be effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company is in the process of determining the impact that the implementation of ASU 2017-09 will have on the Company’s financial statements.

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

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Note 3 – Real Estate Investments

Real Estate Portfolio

As of September 30, 2017, the Company owned 425 properties, with a total gross leasable area of 8.3 million square feet. Net Real Estate Investments totaled $1.1 billion as of September 30, 2017. As of December 31, 2016, the Company owned 366 properties, with a total gross leasable area of 7.0 million square feet. Net Real Estate Investments totaled $950.3 million as of December 31, 2016.

Investments

During the three months ended September 30, 2017, the Company acquired 14 retail net lease assets for approximately $55.1 million, which includes acquisition and closing costs. These properties are located in 12 states and are leased to 12 diverse tenants operating in 9 retail sectors for a weighted average lease term of approximately 11.2 years.

During the nine months ended September 30, 2017, the Company acquired 61 retail net lease assets for approximately $239.5 million, which includes acquisition and closing costs. These properties are located in 25 states and are leased to 45 diverse tenants operating in 21 retail sectors for a weighted average lease term of approximately 11.9 years.

The aggregate acquisitions for the nine months ended September 30, 2017 were allocated $58.7 million to land, $123.4 million to buildings and improvements, and $57.4 million to lease intangibles and other assets. The acquisitions were all cash purchases and there were no contingent considerations associated with these acquisitions.

None of the Company’s acquisitions during the first nine months of 2017 caused any new or existing tenant to comprise 10% or more of its total assets or generate 10% or more of its total annualized base rent at September 30, 2017.

Developments

During the third quarter of 2017, construction continued or commenced on five development and Partner Capital Solutions (“PCS”) projects with anticipated total project costs of approximately $35.9 million. The projects consist of the Company’s first PCS project with Art Van Furniture in Canton, Michigan; two development projects with Mister Car Wash in Urbandale, Iowa and Bernalillo, New Mexico; one Burger King development in North Ridgeville, Ohio; and the Company’s third project with Camping World in Grand Rapids, Michigan.

During the nine months ended September 30, 2017, the Company had nine development or PCS projects completed or under construction. Anticipated total costs for those projects are approximately $57.3 million and include the following completed or commenced projects:

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Tenant	Location	Lease Structure	Lease Term	Actual or Anticipated Rent Commencement	Status
Camping World	Tyler, TX	Build-to-Suit	20 Years	Q1 2017	Completed
Burger King(1)	Heber, UT	Build-to-Suit	20 Years	Q1 2017	Completed
Camping World	Georgetown, KY	Build-to-Suit	20 Years	Q2 2017	Completed
Orchard Supply	Boynton Beach, FL	Build-to-Suit	15 Years	Q3 2017	Completed
Mister Car Wash	Urbandale, IA	Build-to-Suit	20 years	Q4 2017	Under Construction
Mister Car Wash	Bernalillo, NM	Build-to-Suit	20 years	Q4 2017	Under Construction
Art Van Furniture	Canton, MI	Build-to-Suit	20 years	Q1 2018	Under Construction
Burger King(2)	North Ridgeville, OH	Build-to-Suit	20 years	Q1 2018	Under Construction
Camping World	Grand Rapids, MI	Build-to-Suit	20 years	Q2 2018	Under Construction

Notes:

(1) Franchise restaurant operated by Meridian Restaurants Unlimited, L.C.

(2) Franchise restaurant operated by TOMS King, LLC.

Dispositions

During the three months ended September 30, 2017, the Company sold real estate properties for net proceeds of $7.5 million and a recorded net gain of $0.5 million (net of any expected losses on real estate held for sale).

During the nine months ended September 30, 2017, the Company sold real estate properties for net proceeds of $29.4 million and a recorded net gain of $10.0 million (net of any expected losses on real estate held for sale).

Note 4 – Debt

We account for debt issuance costs under ASU 2015-03 which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the gross carrying amount of that debt liability, consistent with debt discounts. Unamortized debt issuance costs of approximately $2.8 million and $3.1 million are included as an offset to the respective debt balances as of September 30, 2017 and December 31, 2016.

As of September 30, 2017, we had total gross indebtedness of $487.7 million, including (i) $68.2 million of mortgage notes payable; (ii) $159.5 million of unsecured term loans; (iii) $260.0 million of senior unsecured notes; and (iv) $0 borrowings under our Credit Facility.

Mortgage Notes Payable

As of September 30, 2017, the Company had total gross mortgage indebtedness of $68.2 million which was collateralized by related real estate with an aggregate net book value of $89.1 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 3.90%.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Mortgages payable consisted of the following:

	September 30, 2017	December 31, 2016
(not presented in thousands)	(in thousands)
Note payable in monthly installments of interest only at LIBOR plus 160 basis points, swapped to a fixed rate of 2.49% with a balloon payment due April 4, 2018; collateralized by related real estate and tenants' leases	$25,000	$25,000

Note payable in monthly installments of $153,838, including interest at 6.90% per annum, with the final monthly payment due January 2020; collateralized by related real estate and tenants’ leases	3,968	5,114

Note payable in monthly installments of $23,004, including interest at 6.24% per annum, with a balloon payment of $2,781,819 due February 2020; collateralized by related real estate and tenant lease	2,986	3,049

Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 1, 2023; collateralized by related real estate and tenants' leases	23,640	23,640

Note payable in monthly installments of $35,673, including interest at 5.01% per annum, with a balloon payment of $4,034,627 due September 2023; collateralized by related real estate and tenant lease	5,173	5,294

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026; collateralized by related real estate and tenants’ leases	7,447	7,910

Total principal	68,214	70,007
Unamortized debt issuance costs	(756)	(940)
Total	$67,458	$69,067

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Senior Unsecured Notes

The following table presents the Senior Unsecured Notes balance net of unamortized debt issuance costs as of September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016

2025 Senior Unsecured Notes	$50,000	$50,000
2027 Senior Unsecured Notes	50,000	50,000
2028 Senior Unsecured Notes	60,000	60,000
2029 Senior Unsecured Notes	100,000	-
Total Principal	260,000	160,000

Unamortized debt issuance costs	(888)	(824)
Total	$259,112	$159,176

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

In September 2017, the Company completed a private placement of $100.0 million principal amount of senior unsecured notes. The senior unsecured notes bear a fixed interest rate of 4.19% per annum and mature in September 2029.

Unsecured Term Loan Facilities

The following table presents the Unsecured Term Loans balance net of unamortized debt issuance costs as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016

2019 Term Loan	$19,495	$20,044
2023 Term Loan	40,000	40,000
2024 Term Loans	100,000	100,000
Total Principal	159,495	160,044

Unamortized debt issuance costs	(1,190)	(1,365)
Total	$158,305	$158,679

Debt Maturities

The following table presents scheduled principal payments related to our debt as of September 30, 2017 (in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2017	$808	$-	$808
2018	3,337	25,000	28,337
2019	2,751	18,543	21,294
2020	1,092	2,775	3,867
2021 (1)	998	-	998
Thereafter	4,749	427,656	432,405
Total	$13,735	$473,974	$487,709

(1)	The balloon payment balance includes the balance outstanding under the Credit Facility as of September 30, 2017. The Credit Facility matures in January 2021, with options to extend the maturity for one year at the Company’s election, subject to certain conditions.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures in July 2023 (the “2023 Term Loan”).  Borrowings under the 2023 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage. The Company entered into an interest rate swap to fix LIBOR at 1.40% until maturity.  As of September 30, 2017, $40.0 million was outstanding under the 2023 Term Loan, which is subject to an all-in interest rate of 3.05%.

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matures in May 2019 (the “2019 Term Loan”).  Borrowings under the 2019 Term Loan are priced at LIBOR plus 170 basis points. In order to fix LIBOR on the 2019 Term Loan at 1.92% until maturity, the Company had an interest rate swap agreement in place, which was assigned by the lender under the Mortgage Note to the 2019 Term Loan lender.  As of September 30, 2017, $19.5 million was outstanding under the 2019 Term Loan bearing an all-in interest rate of 3.62%.

Senior Unsecured Revolving Credit Facility

In December 2016, the Company amended and restated the credit agreement that governs the Company's senior unsecured revolving credit facility and the Company's unsecured term loan facility to increase the aggregate borrowing capacity to $350.0 million. The agreement provides for a $250.0 million unsecured revolving credit facility, a $65.0 million unsecured term loan facility and a $35.0 million unsecured term loan facility (Referenced above as 2024 Term Loan Facilities). The unsecured revolving credit facility matures in January 2021 with options to extend the maturity date to January 2022. The 2024 Term Loan Facilities mature in January 2024. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement up to $500.0 million, subject to lender approval. Borrowings under the revolving credit facility bear interest at LIBOR plus 1.30% to 1.95%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.15% or 0.25% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of September 30, 2017 and December 31, 2016, the Company had $0 and $14.0 million of outstanding borrowings under the revolving credit facility, respectively, bearing weighted average interest rates of approximately 2.6% and 1.9%, respectively. As of September 30, 2017, $250.0 million was available for borrowing under the revolving credit facility and the Company was in compliance with the credit agreement covenants.

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

During the three months ended September 30, 2017, the Company issued 589,093 shares of common stock under its ATM program at a weighted average price of $49.58, realizing gross proceeds of approximately $29.2 million.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

During the nine months ended September 30, 2017, the Company issued 591,593 shares of common stock under its ATM program at a weighted average price of $49.57, realizing gross proceeds of approximately $29.3 million. The Company had approximately $170.7 million remaining under the ATM program as of September 30, 2017.

In May 2017, the Company filed an automatic shelf registration statement on Form S-3, registering an unspecified amount at an indeterminant aggregate initial offering price of common stock, preferred stock, depositary shares and warrants. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

In June 2017, the Company completed a follow-on offering of 2,415,000 shares of common stock. The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $108.2 million, after deducting the underwriting discount.

Note 6 – Dividends and Distribution Payable

On September 5, 2017, the Company declared a dividend of $0.505 per share for the quarter ended September 30, 2017. The holders of limited partnership interests in the Operating Partnership (“OP Units”) were entitled to an equal distribution per OP Unit held as of September 30, 2017. The dividends and distributions payable were recorded as liabilities on the Company's consolidated balance sheet at September 30, 2017. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners' non-controlling interest. These amounts were paid on October 13, 2017.

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

In April 2012, the Company entered into an amortizing forward-starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.92%. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of September 30, 2017, this interest rate swap was valued as a liability of approximately $0.1 million.

In December 2012, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $25.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 0.89%. This swap effectively converted $25.0 million of variable-rate borrowings to fixed-rate borrowings from December 6, 2012 to April 4, 2018. As of September 30, 2017, this interest rate swap was valued as an asset of approximately $0.1 million.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of September 30, 2017, this interest rate swap was valued as a liability of approximately $0.5 million.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of September 30, 2017, this interest rate swap was valued as a liability of approximately $0.7 million.

In September 2016, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of September 30, 2017, this interest rate swap was valued as an asset of approximately $1.2 million.

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated these derivative instruments as cash flow hedges. As such, the effective portion of changes in the fair value of the derivatives designated, and that qualify as cash flow hedges, is recorded as a component of other comprehensive income (loss). The ineffective portion of the change in fair value of the derivative instrument is recognized directly in interest expense. For the three and nine months ended September 30, 2017 and 2016, the Company has not recorded any hedge ineffectiveness in earnings. Amounts in Accumulated Other Comprehensive Income (Loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.7 million will be reclassified as an increase to interest expense.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
Interest Rate Derivatives	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016

Interest Rate Swap	5	5	$184,495	$185,044

The table below presents the estimated fair value of the Company’s derivative financial instruments, as well as their classification in the consolidated balance sheets (in thousands).

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

	Asset Derivatives
	September 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	Other Assets	$1,232	Other Assets	$1,409

	Liability Derivatives
	September 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	Other Liabilities	$1,284	Other Liabilities	$1,994

The table below displays the effect of the Company’s derivative financial instruments in the consolidated statements of operations and other comprehensive loss for the three and ninenine months ended September 30, 2017 and 2016 (in thousands).

	Derivatives in Cash Flow Hedging Relationships	Amount of Income/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Income/(Loss) Reclassifed from Accumulated OCI into Income (Effective Portion)	Amount of Income/(Loss) Reclassified from Accumulated OCI into Expense (Effective Portion)
		2017	2016		2017	2016
Three months ended September 30
	Interest rate swaps	$203	$1,378	Interest Expense	$(258)	$(585)
Nine months ended September 30
	Interest rate swaps	$533	$(3,236)	Interest Expense	$(1,085)	$(1,643)

Credit-risk-related Contingent Features

The Company has agreements with two of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of September 30, 2017, the fair value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $1.5 million. As of September 30, 2017, the Company has not posted any collateral related to these net liability positions. If the Company had breached any of these provisions as of September 30, 2017, it could have been required to settle its obligations under the agreements at their termination value of $1.5 million.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheets.

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of September 30, 2017 and December 31, 2016. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the consolidated balance sheets (in thousands):

Offsetting of Derivative Assets

As of September 30, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,232	$-	$1,232	$(59)	$-	$1,173

Offsetting of Derivative Liabilities

As of September 30, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,284	$-	$1,284	$(59)	$-	$1,225

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

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

Note 8 – Discontinued Operations

There were no properties classified as discontinued operations for the three and nine months ended September 30, 2017.

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

September 30, 2017

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	Balance Sheet Location	Total Fair Value	Level 2
September 30, 2017
Derivative assets - interest rate swaps	Other assets	$1,232	$1,232
Derivative liabilities - interest rate swaps	Other liabilities	$1,284	$1,284

December 31, 2016
Derivative assets - interest rate swaps	Other assets	$1,409	$1,409
Derivative liabilities - interest rate swaps	Other liabilities	$1,994	$1,994

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

Fixed rate debt (including variable rate debt swapped to fixed, excluding the value of the derivatives) with carrying values of $484.9 million and $386.9 million as of September 30, 2017 and December 31, 2016, respectively, had fair values of approximately $499.8 million and $401.4 million, respectively.  Variable rate debt’s fair value is estimated to be equal to the carrying values of $0 and $14.0 million as of September 30, 2017 and December 31, 2016, respectively.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Note 10 – Equity Incentive Plan

The Company estimates the fair value of restricted stock grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of September 30, 2017, there was $6.8  million of total unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.6 years. The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock.

The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

Restricted stock activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Unvested restricted stock at December 31, 2016	227,532	$33.02

Restricted stock granted	76,099	$48.60
Restricted stock vested	(73,273)	$30.48
Restricted stock forfeited	(11,222)	$39.68

Unvested restricted stock at September 30, 2017	219,136	$38.94

Note 11 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to September 30, 2017 through the date on which these financial statements were available to be issued to determine whether any of these events required disclosure in the financial statements. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Interim Consolidated Financial Statements of Agree Realty Corporation (the “Company”), including the respective notes thereto, which are included in this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Security Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project,” or similar expressions. Forward-looking statements in this report include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated expenditures of capital, and other matters. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations, include, but are not limited to: the global and national economic conditions and changes in general economic, financial and real estate market conditions; changes in our business strategy; risks that our acquisition and development projects will fail to perform as expected; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; our ability to re-lease space as leases expire; loss or bankruptcy of one or more of our major tenants; a failure of our properties to generate additional income to offset increases in operating expenses; our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes and the limitations imposed on our business by our status as a REIT; and legislative or regulatory changes, including changes to laws governing REITs. The factors included in this quarterly report, including the documents incorporated by reference, and documents the Company subsequently files with the SEC and incorporates by reference, are not exhaustive and additional factors could adversely affect its business and financial performance. For a discussion of additional risk factors, see the factors included under the caption “Risk Factors” in the Company’s most recent Annual Report on Form 10-K. All forward-looking statements are based on information that was available, and speak only, as of the date on which they were made. Except as required by law, the Company disclaims any obligation to review or update these forward–looking statements to reflect events or circumstances as they occur.

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994. The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which the Company is the sole general partner and in which it held a 98.8% interest as of September 30, 2017.

As of September 30, 2017, the Company’s portfolio consisted of 425 properties located in 43 states and totaling approximately 8.3 million square feet of gross leasable area. As of September 30, 2017, the portfolio was approximately 99.7% leased and had a weighted average remaining lease term of approximately 10.5 years. Substantially all of the Company’s tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

Third Quarter 2017 Highlights

During the three months ended September 30, 2017, the Company acquired 14 retail net lease assets for approximately $55.1 million, which includes acquisition and closing costs. These properties are located in 12 states and are 100% leased to 12 different tenants operating in 9 diverse retail sectors for a weighted average lease term of approximately 11.2 years. The underwritten weighted average capitalization rate on the Company’s third quarter 2017 acquisitions was approximately 7.4%.

During the three months ended September 30, 2017, the Company sold real estate properties for net proceeds of $7.5 million and a recorded net gain of $0.5 million (net of any expected losses on real estate held for sale).

Recent Accounting Pronouncements

Refer to Note 2 to the September 30, 2017 Interim Consolidated Financial Statements.

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

Results of Operations

Comparison of Three Months Ended September 30, 2017 to Three Months Ended September 30, 2016

Total rental income increased $5.0 million, or 23%, to $27.3 million for the three months ended September 30, 2017, compared to $22.3 million for the three months ended September 30, 2016. The increase was attributable to the acquisition and development of additional net lease properties, which was partially offset by a small reduction in minimum rental income related to properties that were sold and other minimum rental income adjustments.

Percentage rents remained consistent with prior periods.

Operating cost reimbursements increased $1.0 million, or 51%, to $2.8 million for the three months ended September 30, 2017, compared to $1.8 million for the three months ended September 30, 2016. Operating cost reimbursements increased primarily due to higher levels of recoverable property operating expenses, including real estate taxes and increased property count. The portfolio recovery rate decreased to 91% for the three months ended September 30, 2017 compared to 112% for the three months ended September 30, 2016 due to reconciliations of property operating expenses and reimbursements.

Other income increased $0.3 million for the three months ended September 30, 2017, compared to $0 for the three months ended September 30, 2016.

Real estate taxes increased $0.6 million, or 46%, to $2.1 million for the three months ended September 30, 2017, compared to $1.5 million for the three months ended September 30, 2016. The increase was due to the ownership of additional properties in the third quarter of 2017 compared to the third quarter of 2016 for which we remit real estate taxes and are reimbursed by tenants.

Property operating expenses increased $0.7 million, or 451%, to $0.9 million for the three months ended September 30, 2017, compared to $0.2 million for the three months ended September 30, 2016. The significant increase over the prior period was due to the timing of property maintenance, utilities and insurance expenses. Our tenants reimburse us for the majority of these expenses.

Land lease expense remained consistent at $0.2 million for the three months ended September 30, 2017 and 2016.

General and administrative expenses increased $0.5 million, or 23%, to $2.5 million for the three months ended September 30, 2017, compared to $2.0 million for the three months ended September 30, 2016. The increase is primarily the result of increased employee headcount and professional costs, and timing of other expenses. General and administrative expenses as a percentage of total revenue decreased to 8.2% for the three months ended September 30, 2017 from 8.4% for the three months ended September 30, 2016.

Depreciation and amortization increased $2.0 million, or 34%, to $8.2 million for the three months ended September 30, 2017, compared to $6.2 million for the three months ended September 30, 2016. The increase was due to the ownership of additional properties for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Interest expense increased $0.6 million, or 14%, to $4.7 million for the three months ended September 30, 2017, compared to $4.1 million for the three months ended September 30, 2016. The comparable period increase in interest expense is primarily due to the full-quarter impact of additional debt issued during the third quarter 2016, including the $40.0 million unsecured term loan facility entered into in July 2016 and the $60.0 million senior unsecured notes issued in July 2016. In addition, the $100.0 million senior unsecured notes issued in September 2017 further increased the third-quarter 2017 interest expense.

Gains on the sale of assets decreased $3.9 million, to $0.5 million for the three months ended September 30, 2017, compared to $4.4 million for the three months ended September 30, 2016.

Net income decreased $2.2 million, to $12.3 million for the three months ended September 30, 2017, compared to $14.5 million for the three months ended September 30, 2016 for the reasons set forth above.

Comparison of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2016

Total rental income increased $15.8 million, or 26%, to $76.5 million for the nine months ended September 30, 2017, compared to $60.7 million for the nine months ended September 30, 2016. The increase was attributable to the acquisition and development of additional net lease properties, which was partially offset by a small reduction in minimum rental income related to properties that were sold and other minimum rental income adjustments.

Percentage rents remained consistent at $0.2 million for the nine months ended September 30, 2017 and 2016.

Operating cost reimbursements increased $2.6 million, or 49%, to $8.0 million for the nine months ended September 30, 2017, compared to $5.4 million for the nine months ended September 30, 2016. Operating cost reimbursements increased primarily due to higher levels of recoverable property operating expenses, including real estate taxes and increased property count. The portfolio recovery rate decreased to 93% for the nine months ended September 30, 2017 compared to 94% for the nine months ended September 30, 2016 due to reconciliations of property operating expenses and reimbursements.

Other income increased $0.3 million for the nine months ended September 30, 2017, compared to $0 for the nine months ended September 30, 2016.

Real estate taxes increased $2.0 million, or 48%, to $6.0 million for the nine months ended September 30, 2017, compared to $4.0 million for the nine months ended September 30, 2016. The increase was due to the ownership of additional properties in the first nine months of 2017 compared to the first nine months of 2016 for which we remit real estate taxes and are reimbursed by tenants.

Property operating expenses increased by $0.9 million, or 58%, to $2.6 million for the nine months ended September 30, 2017, compared to $1.7 million for the nine months ended September 30, 2016. The increase was due to the ownership of additional properties in the first nine months of 2017 compared to the first nine months of 2016 as well as the timing of property maintenance, utilities and insurance expenses. Our tenants reimburse us for the majority of these expenses.

Land lease expense remained consistent at $0.5 million for the nine months ended September 30, 2017 and 2016.

General and administrative expenses increased $1.6 million, or 26%, to $7.7 million for the nine months ended September 30, 2017, compared to $6.1 million for the nine months ended September 30, 2016. The increase is primarily the result of increased employee headcount and professional costs. General and administrative expenses as a percentage of total revenue decreased to 9.0% for the nine months ended September 30, 2017 from 9.2% for the nine months ended September 30, 2016.

Depreciation and amortization increased $6.1 million, or 36%, to $23.0 million for the nine months ended September 30, 2017, compared to $16.9 million for the nine months ended September 30, 2016. The increase was due to the ownership of additional properties for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Interest expense increased $2.0 million, or 18%, to $13.2 million for the nine months ended September 30, 2017, compared to $11.2 million for the nine months ended September 30, 2016. The comparable period increase in interest expense is primarily due to the impact of additional debt issued during the third quarter 2016, including the $40.0 million unsecured term loan facility entered into in July 2016 and the $60.0 million senior unsecured notes issued in July 2016. In addition, the $100.0 million senior unsecured notes issued in September 2017 further increased the comparable period.

Gains on the sale of assets increased $2.9 million, to $10.0 million for the nine months ended September 30, 2017, compared to $7.1 million for the nine months ended September 30, 2016.

Net income increased $9.2 million, to $42.1 million for the nine months ended September 30, 2017, compared to $32.9 million for the nine months ended September 30, 2016 for the reasons set forth above.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on its outstanding indebtedness, distributions to its shareholders and future property acquisitions and development.

We expect to meet our short term liquidity requirements through cash provided from operations and borrowings under our senior unsecured revolving credit facility. As of September 30, 2017, there was a $0 balance on our senior unsecured revolving credit facility and a full availability of $250.0 million was available for future borrowings, subject to our compliance with covenants. We anticipate funding our long term capital needs through cash provided from operations, borrowings under our revolving credit facility, the issuance of debt and the issuance of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

On August 3, 2017, the Company entered into an uncommitted and unsecured $100 million private placement shelf agreement (the “AIG Shelf Agreement”) with AIG Asset Management (U.S.), LLC (“AIG”) and each AIG Affiliate named therein. The AIG Shelf Agreement allows us to issue senior unsecured notes to AIG at terms to be agreed upon at the time of any issuance during a three year issuance period ending in August 2020. As of September 30, 2017, no notes had been issued under the AIG Shelf Agreement.

On August 3, 2017, the Company entered into an uncommitted and unsecured $100 million private placement shelf agreement (the “TIAA Shelf Agreement”) with Teachers Insurance and Annuity Association of America (“TIAA”) and each TIAA Affiliate named therein. The TIAA Shelf Agreement allows us to issue senior unsecured notes to TIAA at terms to be agreed upon at the time of any issuance during a three year issuance period ending in August 2020. As of September 30, 2017, no notes had been issued under the TIAA Shelf Agreement.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Capitalization

As of September 30, 2017, the Company’s total market capitalization was approximately $1.9 billion. Market capitalization consisted of $1.5 billion of common equity (based on the September 30, 2017 closing price on the NYSE of $49.08 per common share and assuming the conversion of operating partnership units in the Operating Partnership (“OP units”) and $487.7 million of total gross debt, including (i) $68.2 million of mortgage notes payable; (ii) $159.5 million of unsecured term loans; (ii) $260.0 million of senior unsecured notes; and (iii) $0 million of borrowings under our revolving credit facility. Our ratio of total debt to total market capitalization was 25.2% at September 30, 2017.

At September 30, 2017, the non-controlling interest in the Operating Partnership represented ownership of 1.2% of the Operating Partnership. The OP Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged OP Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all OP Units, there would have been 29,563,454 shares of common stock outstanding at September 30, 2017.

Debt

Senior Unsecured Notes

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

On August 3, 2017, the Company entered into a note purchase agreement with institutional purchasers. Pursuant to the note purchase agreement, the Operating Partnership completed a private placement of $100.0 million aggregate principal amount of our 4.19% senior unsecured notes due September 20, 2029. The senior unsecured notes are guaranteed by the Company. The closing of the private placement was consummated on September 20, 2017, and, on that date, the Operating Partnership issued the senior unsecured notes. The senior unsecured notes were only sold to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

Unsecured Term Loan Facilities

The amended and restated credit agreement described below extended the maturity dates of the $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility (together, the “2024 Term Loan Facilities”) to January 2024. In connection with entering into the amended and restated credit agreement, the prior notes evidencing the existing $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured term loan facility bear interest at a variable LIBOR plus 1.65% to 2.35%, depending on our leverage ratio. We utilized existing interest rate swaps to effectively fix the LIBOR rate (refer to Note 7 - Derivative and Hedging Activities).

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures in July 2023.  Borrowings under the unsecured term loan facility are priced at LIBOR plus 165 to 225 basis points, depending on our leverage. We entered into an interest rate swap to fix LIBOR at 1.40% until maturity.  As of September 30, 2017, $40.0 million was outstanding under the unsecured term loan facility, which is subject to an all-in interest rate of 3.05%.

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matures in May 2019. Borrowings under the unsecured amortizing term loan are priced at LIBOR plus 170 basis points. In order to fix LIBOR on the unsecured amortizing term loan at 1.92% until maturity, we have an interest rate swap agreement in place, which was assigned by the lender under the prior secured facility to the lender under the unsecured amortizing term loan.  As of September 30, 2017, $19.5 million was outstanding under the unsecured amortizing term loan bearing an all-in interest rate of 3.62%.

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

Mortgage Notes Payable

As of September 30, 2017, the Company had total mortgage indebtedness of $68.2 million, with a weighted average term to maturity of 3.7 years. Including our mortgages that have been swapped to a fixed interest rate, our weighted average interest rate on mortgage debt was 3.9%.

	Interest		Principal Amount Outstanding
Mortgage Note Payable	Rate (1)	Maturity	September 30, 2017	December 31, 2016
Secured Term Loan due 2018	2.49%	April 2018	25,000	25,000
Portfolio Mortgage Loan due 2020	6.90%	January 2020	3,968	5,114
Single Asset Mortgage Loan due 2020	6.24%	February 2020	2,986	3,049
CMBS Portfolio Loan due 2023	3.60%	January 2023	23,640	23,640
Single Asset Mortgage Loan due 2023	5.01%	September 2023	5,173	5,294
Portfolio CTL due 2026	6.27%	July 2026	7,447	7,910
Total			$68,214	$70,007

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2017 (in thousands):

		Remainder of
	Total	2017	2018-2019	2020-2021	Thereafter
Mortgage Notes Payable	$68,214	$618	$30,326	$4,865	$32,405
Revolving Credit Facility	-	-	-	-	-
Unsecured Term Loans	159,495	190	19,305	-	140,000
Senior Unsecured Notes	260,000	-	-	-	260,000
Land Lease Obligations	10,502	160	1,275	1,220	7,847
Estimated Interest Payments on Mortgage Notes Payable, Unsecured Term Loans and Senior Unsecured Notes	158,535	4,931	37,582	35,588	80,434
Total	$656,746	$5,899	$88,488	$41,673	$520,686

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

Dividends

During the quarter ended September 30, 2017, we declared a quarterly dividend of $0.505 per share. The cash dividend was paid on October 13, 2017 to holders of record on September 30, 2017.

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

The following table provides a reconciliation from net income to FFO for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
Reconciliation from Net Income to Funds from Operations	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$12,283	$14,476	$42,119	$32,891
Depreciation of real estate assets	5,101	3,947	14,286	10,904
Amortization of leasing costs	40	38	120	85
Amortization of lease intangibles	3,059	2,148	8,470	5,860
Gain on sale of assets	(524)	(4,415)	(10,045)	(7,133)
Funds from Operations	$19,959	$16,194	$54,950	$42,607

Funds from Operations Per Share - Diluted	$0.69	$0.68	$2.00	$1.90

Weighted average shares and OP units outstanding
Basic	28,920,641	23,801,702	27,336,208	22,382,007
Diluted	29,004,303	23,910,950	27,416,971	22,474,948

The following table provides a reconciliation from net income to AFFO for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
Reconciliation from Net Income to Adjusted Funds from Operations	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$12,283	$14,476	$42,119	$32,891
Cumulative adjustments to calculate FFO	7,676	1,718	12,831	9,716
Funds from Operations	$19,959	$16,194	$54,950	$42,607
Straight-line accrued rent	(860)	(857)	(2,545)	(2,162)
Deferred revenue recognition	-	(309)	-	(541)
Stock based compensation expense	622	555	1,898	1,864
Amortization of financing costs	142	122	426	361
Non-real estate depreciation	28	19	80	53
Loss on debt extinguishment	-	33	-	33
Adjusted Funds from Operations	$19,891	$15,757	$54,809	$42,215

Adjusted Funds from Operations Per Share - Diluted	$0.69	$0.66	$2.00	$1.88

Additional supplemental disclosure
Scheduled principal repayments	$797	$748	$2,343	$2,196
Capitalized interest	$143	$14	$297	$27
Capitalized building improvements	$34	$376	$76	$405

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

($ in thousands)
	2017	2018	2019	2020	2021	Thereafter	Total
Mortgage Notes Payable	$618	$27,576	$2,750	$3,867	$998	$32,405	$68,214
Average Interest Rate	6.59%	2.87%	6.59%	6.21%	6.02%	4.15%

Unsecured Term Loans	$190	$761	$18,544	$-	$-	$140,000	$159,495
Average Interest Rate	3.62%	3.62%	3.62%			3.57%

Senior Unsecured Notes	$-	$-	$-	$-	$-	$260,000	$260,000
Average Interest Rate						4.25%

The fair value is estimated at $73.5 million, $166.8 million and $259.5 million for mortgage notes payable, unsecured term loans and senior unsecured notes, respectively, as of September 30, 2017.

The table above incorporates those exposures that exist as of September 30, 2017; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In April 2012, the Company entered into an amortizing forward-starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.92%. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of September 30, 2017, this interest rate swap was valued as a liability of approximately $0.1 million.

In December 2012, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $25.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 0.89%. This swap effectively converted $25.0 million of variable-rate borrowings to fixed-rate borrowings from December 6, 2012 to April 4, 2018. As of September 30, 2017, this interest rate swap was valued as an asset of approximately $0.1 million.

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of September 30, 2017, this interest rate swap was valued as a liability of approximately $0.5 million.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of September 30, 2017, this interest rate swap was valued as a liability of approximately $0.7 million.

In September 2016, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of September 30, 2017, this interest rate swap was valued as an asset of approximately $1.2 million.

We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of September 30, 2017.

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

Item 1A.	Risk Factors

There have been no material changes from our risk factors set forth under Item 1A of Part 1 of our most recently filed Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

*10.1	Note Purchase Agreement, dated as of August 3, 2017, among Agree Realty Corporation and the purchasers named therein.

*10.2	Uncommitted Master Note Facility, dated as of August 3, 2017, among Agree Limited Partnership, Agree Realty Corporation and Teachers Insurance and Annuity Associate of America (“TIAA”) and each TIAA Affiliate (as defined therein).

*10.3	Uncommitted Master Note Facility, dated as of August 3, 2017, among Agree Limited Partnership, Agree Realty Corporation and Teachers Insurance and AIG Asset Management (U.S.), LLC (“AIG”) and each AIG Affiliate (as defined therein).

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Interim Chief Financial Officer

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Kenneth R. Howe, Interim Chief Financial Officer

*101	The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

*	Filed herewith.

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

Date: October 23, 2017

