Form 10-K
period 2017-12-31
AGREE REALTY CORP
filed 2018-02-22
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was approximately $1,313,587,447 as of June 30, 2017, based on the closing price of $45.87 on the New York Stock Exchange on that date.

At February 20, 2018, there were 30,992,597 shares of common stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholder meeting to be held in 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K as noted herein.

AGREE REALTY CORPORATION

PART I

Cautionary Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Agree Realty Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project,” or similar expressions. Forward-looking statements in this report include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated expenditures of capital, and other matters. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations, include, but are not limited to: the global and national economic conditions and changes in general economic, financial and real estate market conditions; changes in our business strategy; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; our ability to re-lease space as leases expire; loss or bankruptcy of one or more of our major tenants; our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes and the limitations imposed on our business by our status as a REIT; and legislative or regulatory changes, including changes to laws governing REITs. The factors included in this report, including the documents incorporated by reference, and documents the Company subsequently files or furnishes with the SEC are not exhaustive and additional factors could cause actual results to differ materially from that described in the forward-looking statements. For a discussion of additional risk factors, see the factors included under the caption “Risk Factors” within this report. All forward-looking statements are based on information that was available, and speak only, as of the date on which they were made. Except as required by law, the Company disclaims any obligation to review or update these forward–looking statements to reflect events or circumstances as they occur.

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

General

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994. The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Operating Partnership of which the Company is the sole general partner and in which it held a 98.8% interest as of December 31, 2017. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Agreement.

As of December 31, 2017, our portfolio consisted of 436 properties located in 43 states and totaling approximately 8.7 million square feet of gross leasable area (“GLA”). See “Item 2 – Properties – Geographic Diversification” for more information on market concentrations. Our portfolio included 433 net lease properties, which contributed approximately 98.5% of annualized base rent, and three community shopping centers, which generated the remaining 1.5% of annualized base rent.

As of December 31, 2017, our portfolio was approximately 99.7% leased and had a weighted average remaining lease term of approximately 10.2 years. A significant majority of our properties are leased to national tenants and approximately 43.9% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investor Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

As of December 31, 2017, we had 32 full-time employees, including executive, investment, due diligence, construction, accounting, asset management and administrative personnel.

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

Recent Developments

Investments

During 2017, we completed approximately $359.4 million of investments in net leased retail real estate, including acquisition and closing costs. Total investment volume includes the acquisition of 79 properties for an aggregate purchase price of approximately $338.0 million and the completed development of four properties for an aggregate cost of approximately $21.4 million. These 83 properties are net leased to 51 different tenants operating in 22 sectors and are located in 28 states. These assets are 100% leased for a weighted average lease term of approximately 11.6 years, and the weighted average capitalization rate on our investments was approximately 7.6%.

Dividends

We increased our quarterly dividend per share from $0.495 in March 2017 to $0.505 in June 2017 and further increased our quarterly dividend per share to $0.520 in December 2017.

The fourth quarter dividend per share of $0.520 represents an annualized dividend of $2.08 per share and an annualized dividend yield of approximately 4.0% based on the last reported sales price of our common stock listed on the NYSE of $51.44 on December 29, 2017. We have paid a quarterly cash dividend for 95 consecutive quarters and, although we expect to continue our policy of paying quarterly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our recent pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Financing

In April 2017, the Company entered into a new $200.0 million at-the-market equity program (“ATM program”) through which the Company may, from time to time, sell shares of common stock. The Company uses the proceeds generated from its ATM program for general corporate purposes, including funding our investment activity, the repayment or refinancing of outstanding indebtedness, working capital and other general corporate purposes.

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

In June 2017, the Company completed a follow-on underwritten offering of 2,415,000 shares of common stock. The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $108.0 million, after deducting the underwriting discount. The proceeds from the offering were used to repay borrowings under our revolving credit facility to fund property acquisitions and for general corporate purposes.

In August 2017, the Company entered into a note purchase agreement with institutional purchasers. Pursuant to the note purchase agreement, the Operating Partnership completed a private placement of $100.0 million aggregate principal amount of our 4.19% senior unsecured notes due September 2029. The senior unsecured notes are guaranteed by the Company. The closing of the private placement was consummated in September 2017, and, on that date, the Operating Partnership issued the senior unsecured notes. The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

In December 2017, the Company assumed an interest only mortgage note for $21.5 million with PNC Bank, National Association in connection with an acquisition. The mortgage note is due October 2019, secured by a multi-tenant property and has a fixed interest rate of 3.32%.

During the year ended December 31, 2017, we issued 2,368,359 shares of common stock under our ATM program at an average price of $49.17, realizing gross proceeds of $116.5 million. We had approximately $83.5 million remaining capacity under the ATM program as of December 31, 2017.

Dispositions

During 2017, the Company sold real estate properties for net proceeds of $44.3 million and recorded a net gain of $14.2 million (net of any expected losses on real estate held for sale).

Leasing

During 2017, excluding properties that were sold, we executed new leases, extensions or options on more than 683,000 square feet of gross leasable area throughout our portfolio. The annual rent associated with these new leases, extensions or options is approximately $6.5 million. Material new leases, extensions or options included a 147,771 square foot Sam’s Club in Brooklyn, Ohio, a 33,608 square foot Big Lots in Cedar Park, Texas and a 32,147 square foot TJ Maxx in Aurora, Colorado.

Business Strategies

Our primary business objective is to generate consistent shareholder returns by primarily investing in and actively managing a diversified portfolio of retail properties net leased to industry leading tenants. The following is a discussion of our investment, financing and asset management strategies:

Investment Strategy

We are primarily focused on the long-term, fee simple ownership of properties net leased to national or large, regional retailers operating in sectors we believe to be more e-commerce and recession resistant. Our leases are typically long-term net leases that require the tenant to pay all property operating expenses, including real estate taxes, insurance and maintenance. We believe that a diversified portfolio of such properties provides for stable and predictable cash flow.

We seek to expand and enhance our portfolio by identifying the best risk-adjusted investment opportunities across our development, Partner Capital Solutions (“PCS”) and acquisitions platforms.

Development: We have been developing retail properties since the formation of our predecessor company in 1971 and our development platform seeks to employ our capabilities to direct all aspects of the development process, including site selection, land acquisition, lease negotiation, due diligence, design and construction. Our developments are typically build-to-suit projects that result in fee simple ownership of the property upon completion.

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

We believe that development and PCS projects have the potential to generate superior risk-adjusted returns on investment in properties that are substantially similar to those we acquire.

Each platform leverages the Company’s real estate acumen to pursue investments in net lease retail real estate. Factors that we consider when evaluating an investment include but are not limited to:

•	overall market-specific characteristics, such as demographics, market rents, competition and retail synergy
•	asset-specific characteristics, such as the age, size, location, zoning, use and environmental history, accessibility, physical condition, signage and visibility of the property
•	tenant-specific characteristics, including but not limited to the financial profile, operating history, business plan, size, market positioning, geographic footprint, management team, industry and/or sector-specific trends and other characteristics specific to the tenant and parent thereof;
•	unit-level operating characteristics, including store sales performance and profitability, if available;
•	lease-specific terms, including term of the lease, rent to be paid by the tenant and other tenancy considerations, and
•	transaction considerations, such as purchase price, seller profile and other non-financial terms.

Financing Strategy

We seek to maintain a capital structure that provides us with the flexibility to manage our business and pursue our growth strategies, while allowing us to service our debt requirements and generate appropriate risk-adjusted returns for our shareholders. We believe these objectives are best achieved by a capital structure that consists primarily of common equity and prudent amounts of debt financing. However, we may raise capital in any form and under terms that we deem acceptable and in the best interest of our shareholders.

We have previously utilized common stock equity offerings, secured mortgage borrowings, unsecured bank borrowings, private placements of senior unsecured notes and the sale of properties to meet our capital requirements. We continually evaluate our financing policies on an on-going basis in light of current economic conditions, access to various capital markets, relative costs of equity and debt securities, the market value of our properties and other factors.

As of December 31, 2017, our ratio of total debt to total market capitalization, assuming the conversion of limited partnership interests in the Operating Partnership (“OP Units”) into shares of common stock, was approximately 24.5%, and our ratio of total debt to total gross assets (before accumulated depreciation) was approximately 33.0%.

As of December 31, 2017, our total debt outstanding before deferred financing costs was $522.4 million, including $89.1 million of secured mortgage debt that had a weighted average fixed interest rate of 3.7% (including the effects of interest rate swap agreements) and a weighted average maturity of 3.0 years, $419.3 million of unsecured borrowings that had a weighted average fixed interest rate of 4.0% (including the effects of interest rate swap agreements) and a weighted average maturity of 8.3 years, and $14.0 million of floating rate borrowings under our revolving credit facility at a weighted average interest rate of approximately 2.6%.

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

Significant Tenants

As of December 31, 2017, we leased 25 properties to Walgreens. Total annualized base rents from Walgreens were approximately 7.7%, 11.6% and 17.2% for the years ended 2017, 2016 and 2015, respectively. As of December 31, 2017, the weighted average remaining lease term of our Walgreens leases was 9.4 years.

No other tenant accounted for more than 5.0% of our annualized base rent as of December 31, 2017. See “Item 2 – Properties” for additional information on our top tenants and the composition of our tenant base.

Regulation

Environmental

Investments in real property create the potential for environmental liability on the part of the owner or operator of such real property. If hazardous substances are discovered on or emanating from a property, the owner or operator of the property may be held strictly liable for all costs and liabilities relating to such hazardous substances. We have obtained a Phase I environmental study (which involves inspection without soil sampling or ground water analysis) conducted by independent environmental consultants on each of our properties and, in certain instances, have conducted additional investigation, including a Phase II environmental assessment. Furthermore, we have adopted a policy of conducting a Phase I environmental study on each property we acquire and an additional investigation as warranted.

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

Americans with Disabilities Act of 1990

Our properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). Investigation of a property may reveal non-compliance with the ADA. Our tenants will typically have primary responsibility for complying with the ADA, but we may incur costs if the tenant does not comply. As of December 31, 2017, we have not been notified by any governmental authority, nor are we otherwise aware, of any non-compliance with the ADA that we believe would have a material adverse effect on our business, financial position or results of operations.

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

The following factors and other factors discussed in this Annual Report on Form 10-K could cause our actual results to differ materially from those contained in forward-looking statements made in this report or presented elsewhere in future SEC reports. You should carefully consider each of the risks, assumptions, uncertainties and other factors described below and elsewhere in this report, as well as any reports, amendments or updates reflected in subsequent filings or furnishings with the SEC. We believe these risks, assumptions, uncertainties and other factors, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results and could materially and adversely affect our business operations, results of operations, financial condition and liquidity.

Risks Related to Our Business and Operations

Economic and financial conditions may have a negative effect on our business and operations.

Changes in global or national economic conditions, such as a global economic and financial market downturn or a disruption in the capital markets, may cause, among other things, a significant tightening in the credit markets, lower levels of liquidity, increases in the rate of default and bankruptcy and lower consumer spending and business spending, which could adversely affect our business and operations. Potential consequences of changes in economic and financial conditions include:

•	changes in the performance of our tenants, which may result in lower rent and lower recoverable expenses that the tenant can afford to pay and tenant defaults under the leases;
•	current or potential tenants may delay or postpone entering into long-term net leases with us;
•	the ability to borrow on terms and conditions that we find acceptable may be limited or unavailable, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from acquisition and development activities, reduce our ability to make cash distributions to our shareholders and increase our future interest expense;
•	our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions;
•	the recognition of impairment charges on or reduced values of our properties, which may adversely affect our results of operations or limit our ability to dispose of assets at attractive prices and may reduce the availability of buyer financing; and
•	one or more lenders under our revolving credit facility could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs and commitments associated with our operations. Such conditions could make it very difficult to forecast operating results, make business decisions and identify and address material business risks.

Our business is significantly dependent on single tenant properties.

We focus our development and investment activities on ownership of real properties that are primarily net leased to a single tenant. Therefore, the financial failure of, or other default in payment by, a single tenant under its lease and the potential resulting vacancy is likely to cause a significant reduction in our operating cash flows from that property and a significant reduction in the value of the property and could cause a significant impairment loss.  In addition, we would be responsible for all of the operating costs of a property following a vacancy at a single tenant building. Because our properties have generally been built to suit a particular tenant’s specific needs and desires, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in releasing such property.

Failure by any major tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, would have a material adverse effect on us.

We derive substantially all of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. At any time, our tenants may experience a downturn in their respective businesses that may significantly weaken their financial condition, particularly during periods of economic uncertainty.  In addition, our tenants compete with alternative forms or retailing, including online shopping, home shopping networks and mail order catalogs. As a result, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores or declare bankruptcy. Any of these actions could result in the loss of rental income attributable to the affected leases. In that event, we may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above would have a material adverse effect on our results of operations and our financial condition. See “We may be subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants” below.

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

Our portfolio is concentrated in certain States, which makes us more susceptible to adverse events in these areas.

Our properties are located in 43 States throughout the United States and in particular, the States of Michigan (where 47 properties out of 436 properties are located or 12.1% of our annualized base rent was derived as of December 31, 2017), Texas (31 properties or 8.5% of our annualized base rent) and Florida (33 properties or 7.4% of our annualized base rent).  An economic downturn or other adverse events or conditions such as natural disasters in any of these areas, or any other area where we may have significant concentration in the future, could result in a material reduction of our cash flows or material losses to our company.

There are risks associated with our development and acquisition activities.

We intend to continue the development of new properties and to consider possible acquisitions of existing properties.  We anticipate that our new developments will be financed under the revolving credit facility or other forms of financing that will result in a risk that permanent fixed rate financing on newly developed projects might not be available or would be available only on disadvantageous terms. In addition, new project development is subject to a number of risks, including risks of construction delays or cost overruns that may increase anticipated project costs. Furthermore, new project commencement risks also include receipt of zoning, occupancy, other required governmental permits and authorizations and the incurrence of development costs in connection with projects that are not pursued to completion.  If permanent debt or equity financing is not available on acceptable terms to finance new development or acquisitions undertaken without permanent financing, further development activities or acquisitions might be curtailed or cash available for distribution might be adversely affected.  Acquisitions entail risks that investments will fail to perform in accordance with expectations, as well as general investment risks associated with any new real estate investment.

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

The capital markets may limit our sources of funds for financing activities.

Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets. This could have an impact on our flexibility to react to changing economic and business conditions. A lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity. In addition, the cost of debt financing and the proceeds may be materially adversely impacted by such market conditions. Also, our ability to access equity markets as a source of funds may be affected by our stock price as well as general market conditions.

Loss of revenues from tenants would reduce the Company’s cash flow.

Our tenants encounter significant macroeconomic, governmental and competitive forces. Adverse changes in consumer spending or consumer preferences for particular goods, services or store-based retailing could severely impact their ability to pay rent. Shifts from in-store to online shopping could increase due to changing consumer shopping patterns as well as the increase in consumer adoption and use of mobile electronic devices. This expansion of e-commerce could have an adverse impact on our tenant’s ongoing viability. The default, financial distress, bankruptcy or liquidation of one or more of our tenants could cause substantial vacancies in our property portfolio. Vacancies reduce our revenues, increase property expenses and could decrease the value of each vacant property. Upon the expiration of a lease, the tenant may choose not to renew the lease, and/or we may not be able to release the vacant property at a comparable lease rate or without incurring additional expenditures in connection with such renewal or re-leasing.

The availability and timing of cash distributions is uncertain

We expect to continue to pay quarterly distributions to our shareholders. However, we bear all expenses incurred by our operations, and our funds generated by operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to our shareholders. We cannot assure our shareholders that sufficient funds will be available to pay distributions.

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount, and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions, or other limitations under our indebtedness, annual dividend requirements or the REIT provisions of the Internal Revenue Code of 1986, as amended (the “Code”), state law and such other factors as our board of directors deems relevant. Further, we may issue new shares of common stock as compensation to our employees or in connection with public offerings or acquisitions. Any future issuances may substantially increase the cash required to pay dividends at current or higher levels. Our actual dividend payable will be determined by our board of directors based upon the circumstances at the time of declaration.

Any preferred shares we may offer may have a fixed dividend rate that would not increase with any increases in the dividend rate of our common stock. Conversely, payment of dividends on our common stock may be subject to payment in full of the dividends on any preferred shares and payment of interest on any debt securities we may offer.

If we do not maintain or increase the dividend on our common stock, it could have an adverse effect on the market price of our shares.

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

We face risks relating to information technology and cybersecurity attacks, loss of confidential information and other business disruptions.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes and we rely on commercially available systems, software, tools and monitoring to provide infrastructure and security for processing, transmitting and storing information. Any failure, inadequacy or interruption could materially harm our business. Furthermore, our business is subject to risks from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber-attack. Cybersecurity incidents could cause operational interruption, damage to our business relationships, private data exposure (including personally identifiable information, or proprietary and confidential information, of ours and our employees, as well as third parties) and affect the efficiency of our business operations. Any such incidents could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information and reduce the benefits of our technologies.

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

Risks Related to Our Debt Financings

Our level of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility, and we may have future capital needs and may not be able to obtain additional financing on acceptable terms.

At December 31, 2017, our ratio of total debt to total market capitalization (assuming conversion of OP Units into shares of common stock) was approximately 24.5%.  Incurring substantial debt may adversely affect our business and operating results by:

•	requiring us to use a substantial portion of our cash flow to pay interest and principal, which reduces the amount available for distributions, acquisitions and capital expenditures;
•	making us more vulnerable to economic and industry downturns and reducing our flexibility to respond to changing business and economic conditions;
•	requiring us to agree to less favorable terms, including higher interest rates, in order to incur additional debt, and otherwise limiting our ability to borrow for operations, working capital or to finance acquisitions in the future; or
•	limiting our flexibility in conducting our business, including our ability to finance or refinance our assets, contribute assets to joint ventures or sell assets as needed, which may place us at a disadvantage compared to competitors with less debt or debt with less restrictive terms.

In addition, the use of leverage presents an additional element of risk in the event that (1) the cash flow from lease payments on our properties is insufficient to meet debt obligations, (2) we are unable to refinance our debt obligations as necessary or on as favorable terms, (3) there is an increase in interest rates, (4) we default on our financial obligations and (5) debt service requirements increase.  If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the property could be foreclosed upon with a consequential loss of income and asset value to us.  Under the “cross-default” provisions contained in mortgages encumbering some of our properties, our default under a mortgage with a lender would result in our default under mortgages held on other properties resulting in multiple foreclosures.

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

Our unsecured revolving credit facility and certain term loan agreements contain various restrictive corporate covenants, including a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, a minimum net worth requirement and a maximum payout ratio. In addition, our unsecured revolving credit facility and certain term loan agreements have unencumbered pool covenants, which include a minimum number of eligible unencumbered assets, a maximum unencumbered leverage ratio and a minimum unencumbered interest coverage ratio. These covenants may restrict our ability to pursue certain business initiatives or certain transactions that might otherwise be advantageous. Furthermore, failure to meet certain of these financial covenants could cause an event of default under and/or accelerate some or all of such indebtedness which could have a material adverse effect on us.

Credit market developments may reduce availability under our revolving credit facility.

There is risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing revolving credit facility, including but not limited to: extending credit up to the maximum amount permitted by such credit facility, allowing access to additional credit features and/or honoring loan commitments. If our lender(s) fail to honor their legal commitments under our revolving credit facility, it could be difficult to replace our revolving credit facility on similar terms. Any such failure by any of the lenders under the revolving credit facility may impact our ability to finance our operating or investing activities.

An increase in market interest rates could raise our interest costs on existing and future debt or adversely affect our stock price, and a decrease in interest rates may lead to additional competition for the acquisition of real estate or adversely affect our results of operations.

Our interest costs for any new debt and our current debt obligations may rise if interest rates increase. This increased cost could make the financing of any new acquisition more expensive as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the access third parties have to credit, thereby decreasing the amount they are willing to pay to lease our assets and limit our ability to reposition our portfolio promptly in response to changes in economic or other conditions. An increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock. Decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations may be adversely affected.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on your investment.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. These instruments involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, that a court could rule that such agreements are not legally enforceable, and that we may have to post collateral to enter into hedging transactions, which we may lose it we are unable to honor our obligations. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the REIT income tests. In addition, the nature and timing of hedging transactions may influence the effectiveness of our hedging strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. Moreover, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses that may reduce the overall return on your investment.

Risks Related to Our Corporate Structure

Our charter, bylaws and Maryland law contain provisions that may delay, defer or prevent a change of control transaction.

Our charter contains 9.8% ownership limits. Our charter, subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and contains provisions that limit any person to actual or constructive ownership of no more than 9.8% (in value or in number of shares, whichever is more restrictive) of the outstanding shares of our common stock and no more than 9.8% (in value) of the aggregate of the outstanding shares of all classes and series of our stock. Our board of directors, in its sole discretion, may exempt, subject to the satisfaction of certain conditions, any person from the ownership limits. These restrictions on transferability and ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. The ownership limits may delay or impede, and we may use the ownership limits deliberately to delay or impede, a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our shareholders.

We have a staggered board. Our directors are divided into three classes serving three-year staggered terms. The staggering of our board of directors may discourage offers for the Company or make an acquisition more difficult, even when an acquisition may be viewed to be in the best interest of our shareholders.

We have a shareholder rights plan. Under the terms of this plan, we can in effect prevent a person or group from acquiring more than 15% of the outstanding shares of our common stock because, unless we approve the acquisition, after the person acquires more than 15% of our outstanding common stock, all other shareholders will have the right to purchase securities from us at a price that is less than their then fair market value. This would substantially reduce the value and influence of the stock owned by the acquiring person. Our board of directors can prevent the plan from operating by approving the transaction in advance, which gives us significant power to approve or disapprove of the efforts of a person or group to acquire a large interest in our company. On December 20, 2017, the Company entered into a third amendment to the plan to provide a limited exemption, which permitted an investor to become the beneficial owner of less than 20% of the common stock of the Company then outstanding rather than the 15% threshold otherwise applicable without becoming an Acquiring Person (as defined in the plan).

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

We expect to continue to increase our capital resources by making additional offerings of equity and debt securities in the future, which could include classes or series of preferred stock, common stock and senior or subordinated notes. Our ability to raise additional capital may be restricted at a time when we would like or need, including as a result of market conditions. Future market dislocations could cause us to seek sources of potentially less attractive capital and impact our flexibility to react to changing economic and business conditions. All debt securities and other borrowings, as well as all classes or series of preferred stock, will be senior to our common stock in a liquidation of our company. Additional equity offerings could dilute our shareholders’ equity and reduce the market price of shares of our common stock. In addition, depending on the terms and pricing of an additional offering of our common stock and the value of our properties, our shareholders may experience dilution in both the book value and fair value of their shares. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after an offering or the perception that such sales could occur, and this could materially and adversely affect our ability to raise capital through future offerings of equity or equity-related securities. In addition, we may issue preferred stock or other securities convertible into equity securities with a distribution preference or a liquidation preference that may limit our ability to make distributions on our common stock. Our ability to estimate the amount, timing or nature of additional offerings is limited as these factors will depend upon market conditions and other factors.

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

We will be subject to increased taxation if we fail to qualify as a REIT for federal income tax purposes.  Although we believe that we are organized and operate in such a manner so as to qualify as a REIT under the Code, no assurance can be given that we will remain so qualified.  Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations.  The complexity of these provisions and applicable treasury regulations is also increased in the context of a REIT that holds its assets in partnership form.  The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT.  Additionally, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the approval of our stockholders. A REIT generally is not taxed at the corporate level on income it distributes to its shareholders, as long as it distributes annually at least 90% of its taxable income to its shareholders.  We have not requested and do not plan to request a ruling from the Internal Revenue Service that we qualify as a REIT.

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

U.S. federal tax reform legislation could affect REITs generally, the geographic markets in which we operate, our stock and our results of operations, both positively and negatively in ways that are difficult to anticipate.

Changes to the federal income tax laws are proposed regularly. Additionally, the REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Department of the Treasury, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain such changes could have an adverse impact on our business and financial results. In particular, H.R. 1, which generally takes effect for taxable years beginning on or after January 1, 2018 (subject to certain exceptions), makes many significant changes to the federal income tax laws that will profoundly impact the taxation of individuals, corporations (both regular C corporations as well as corporations that have elected to be taxed as REITs), and the taxation of taxpayers with overseas assets and operations. A number of changes that affect non-corporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our shareholders in various ways, some of which are adverse or potentially adverse compared to prior law. To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require guidance. It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future. In addition, while certain elements of tax reform legislation would not impact us directly as a REIT, they could impact the geographic markets in which we operate, the tenants that populate our shopping centers and the customers who frequent our properties in ways, both positive and negative, that are difficult to anticipate. Other legislative proposals could be enacted in the future that could affect REITs and their shareholders. Prospective investors are urged to consult their tax advisors regarding the effect of H.R. 1 and any other potential tax law changes on an investment in our common stock.

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

Complying with REIT requirements may force us to liquidate or restructure otherwise attractive investments. In order to qualify as a REIT, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than government securities, securities of TRSs and qualified real estate assets) cannot include more than 10% of the voting securities or 10% of the value of all securities, of any one issuer. In addition, in general, no more than 5% of the total value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of securities of any one issuer, and no more than 20% of the total value of our assets can be represented by one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

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

The maximum federal income tax rate applicable to “qualified dividend income” payable by non-REIT corporations to certain non-corporate U.S. stockholders is generally 20% and a 3.8% Medicare tax may also apply. Dividends paid by REITs, however, generally are not eligible for the reduced rates applicable to qualified dividend income. Commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, H.R. 1 temporarily reduces the effective tax rate on ordinary REIT dividends (i.e., dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us) for U.S. holders of our common stock that are individuals, estates or trusts by permitting such holders to claim a deduction in determining their taxable income equal to 20% of any such dividends they receive. Taking into account H.R. 1’s reduction in the maximum individual federal income tax rate from 39.6% to 37%, this results in a maximum effective rate of regular income tax on ordinary REIT dividends of 29.6% through 2025 (as compared to the 20% maximum federal income tax rate applicable to qualified dividend income received from a non-REIT corporation). The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions. This could materially and adversely affect the value of the stock of REITs, including our common stock.

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

As of December 31, 2017, our portfolio consisted of 436 properties located in 43 states and totaling approximately 8.7 million square feet of gross leasable area. Our portfolio included 433 net lease properties, which contributed approximately 98.5% of annualized base rent, and three community shopping centers, which generated the remaining 1.5% of annualized base rent.

As of December 31, 2017, our portfolio was approximately 99.7% leased and had a weighted average remaining lease term of approximately 10.2 years. A significant majority of our properties are leased to national tenants and approximately 43.9% of our annualized base rent was derived from tenants, or parents thereof, with an investment grade credit rating. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically subject to future rent increases based on fixed amounts or increases in the consumer price index and many leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

Property Type Summary

The following table presents certain information about our properties as of December 31, 2017:

					Remaining
	Number of	Annualized	% of Ann.	% Investment Grade	Wtd. Avg. Lease
Property Type	Properties	Base Rent (1)	Base Rent	Rated (2)	Term
Retail Net Lease	392	$108,066	90.6%	40.6%	10.2 yrs
Retail Net Lease (ground leases)	41	9,403	7.9%	84.8%	11.9 yrs
Total Retail Net Lease	433	$117,469	98.5%	44.2%	10.3 yrs
Community Shopping Centers	3	1,740	1.5%	28.3%	4.9 yrs
Total Portfolio	436	$119,209	100.0%	43.9%	10.2 yrs

Annualized base rent is in thousands.

(1)	Represents annualized straight-line rent as of December 31, 2017.
(2)	Reflects tenants, or parent entities thereof, with investment grade credit ratings from Standard & Poors, Moody's, Fitch and/or NAIC.

Tenant Diversification

The following table presents annualized base rents for all tenants that generated 1.5% or greater of our total annualized base rent as of December 31, 2017:

($ in thousands)
	Annualized	% of Ann.
Tenant / Concept	Base Rent (1)	Base Rent
Walgreens	$9,215	7.7%
Walmart	4,224	3.5%
LA Fitness	4,224	3.5%
Lowe's	4,215	3.5%
TJX Companies	3,652	3.1%
CVS	3,004	2.5%
Wawa	2,664	2.2%
Mister Car Wash	2,580	2.2%
Smart & Final	2,475	2.1%
Dollar General	2,415	2.0%
PetSmart	2,234	1.9%
Tractor Supply	2,179	1.8%
Hobby Lobby	2,176	1.8%
Michaels	2,072	1.7%
Dave & Buster's	2,058	1.7%
Academy Sports	1,982	1.7%
Dollar Tree	1,939	1.6%
AutoZone	1,909	1.6%
Rite Aid	1,886	1.6%
Other(2)	62,106	52.3%
Total	$119,209	100.0%

(1) Represents annualized straight-line rent as of December 31, 2017.

(2) Includes tenants generating less than 1.5% of annualized base rent.

Significant Tenants

Walgreens Co. (“Walgreens”) operates the second largest drugstore chain in the United States and trades, through its holding company Walgreens Boot Alliance, Inc. (“WBA”), on the Nasdaq stock exchange under the symbol “WBA.” For its fiscal year ended August 31, 2017, WBA reported total assets of approximately $66.0 billion, annual net sales of $118.2 billion, annual net income of $4.1 billion and shareholders’ equity of $28.3 billion. As of August 31, 2017, WBA operated 8,100 locations in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

On June 28, 2017, WBA entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rite Aid Corporation (“Rite Aid”), pursuant to which WBA agreed, subject to the terms and conditions thereof, to acquire 2,186 stores, three distribution centers and related inventory from Rite Aid. On September 19, 2017, WBA announced it had secured regulatory clearance for an amended and restated asset purchase agreement (the “Amended and Restated Asset Purchase Agreement”) to purchase 1,932 stores, three distribution centers and related inventory from Rite Aid for $4.4 billion in cash and other consideration. Ownership of stores is expected to be transferred in phases, with the goal being to complete the store transfers in spring 2018. These transfers remain subject to closing conditions as set forth in the Amended and Restated Asset Purchase Agreement.

The information set forth above was derived from the Annual Report on Form 10-K filed by Walgreens with respect to their 2017 fiscal year. Additional information regarding Walgreens and WBA can be found in WBA’s public filings. These filings can be accessed at www.sec.gov. We are unable to confirm, and make no representations with respect to the accuracy of these reports and therefore you should not place undue reliance on such information as it pertains to our operations.

Tenant Sector Diversification

The following table presents annualized base rents for all sectors that generated 2.5% or greater of our total annualized base rents as of December 31, 2017:

($ in thousands)
	Annualized	% of Ann.
Tenant Sector	Base Rent (1)	Base Rent
Pharmacy	$14,694	12.3%
Grocery Stores	9,136	7.7%
Health & Fitness	6,938	5.8%
Tire & Auto Service	6,534	5.5%
Off-Price Retail	6,405	5.4%
Restaurants - Quick Service	6,120	5.1%
Home Improvement	5,551	4.7%
Convenience Stores	5,298	4.4%
General Merchandise	4,643	3.9%
Crafts and Novelties	4,539	3.8%
Auto Parts	4,370	3.7%
Specialty Retail	4,261	3.6%
Warehouse Clubs	3,749	3.1%
Farm and Rural Supply	3,361	2.8%
Sporting Goods	3,171	2.7%
Dollar Stores	3,145	2.6%
Home Furnishings	3,120	2.6%
Health Services	3,066	2.6%
Other(2)	21,108	17.7%
Total	$119,209	100.0%

(1) Represents annualized straight-line rent as of December 31, 2017.

(2) Includes sectors generating less than 2.5% of annualized base rent.

Geographic Diversification

The following table presents annualized base rents, by state, for our portfolio as of December 31, 2017:

($ in thousands)
	Annualized	% of Ann.
Tenant Sector	Base Rent (1)	Base Rent
Michigan	$14,394	12.1%
Texas	10,112	8.5%
Florida	8,839	7.4%
Illinois	8,190	6.9%
Ohio	6,816	5.7%
Pennsylvania	4,646	3.9%
New Jersey	4,352	3.7%
Louisiana	3,853	3.2%
California	3,697	3.1%
Kentucky	3,640	3.1%
Missouri	3,387	2.8%
Mississippi	3,283	2.8%
Wisconsin	3,258	2.7%
Georgia	3,204	2.7%
Kansas	2,979	2.5%
North Carolina	2,591	2.2%
Colorado	2,571	2.2%
Indiana	2,366	2.0%
Tennessee	2,149	1.8%
Alabama	2,087	1.7%
South Carolina	2,031	1.7%
Virginia	1,990	1.7%
Minnesota	1,794	1.5%
Utah	1,709	1.4%
Oregon	1,569	1.3%
New York	1,551	1.3%
North Dakota	1,455	1.2%
Oklahoma	1,320	1.1%
Arizona	1,276	1.1%
New Mexico	1,098	0.9%
Iowa	1,045	0.9%
Delaware	1,010	0.8%
Arkansas	991	0.8%
Maine	792	0.7%
Connecticut	585	0.5%
West Virginia	529	0.4%
Nevada	487	0.4%
Washington	413	0.3%
Maryland	388	0.3%
South Dakota	326	0.3%
Montana	249	0.2%
New Hampshire	107	0.1%
Nebraska	80	0.1%
Total	$119,209	100%

(1) Represents annualized straight-line rent as of December 31, 2017.

Lease Expirations

The following table presents contractual lease expirations within the Company’s portfolio as of December 31, 2017, assuming that no tenants exercise renewal options:

($ and GLA in thousands)
		Annualized Base Rent (1)		Gross Leasable Area
	Number of		% of		% of
Year	Leases	Dollars	Total	Square Feet	Total
2018	9	$1,130	0.9%	255	2.9%
2019	12	2,681	2.2%	138	1.6%
2020	18	3,206	2.7%	237	2.7%
2021	29	5,905	5.0%	375	4.3%
2022	24	4,284	3.6%	394	4.6%
2023	39	6,804	5.7%	659	7.6%
2024	38	11,037	9.3%	1,069	12.3%
2025	38	8,915	7.5%	626	7.2%
2026	47	7,155	6.0%	682	7.9%
2027	38	9,716	8.2%	814	9.4%
Thereafter	206	58,376	48.9%	3,414	39.5%
Total	498	$119,209	100.0%	8,663	100.0%

(1) Represents annualized straight-line rent as of December 31, 2017.

Community Shopping Centers

Our three community shopping centers range in size from 20,000 to 241,458 square feet of GLA.

The location and primary occupancy information with respect to the community shopping centers as of December 31, 2017 are set forth below:

($ and GLA in thousands)
		Year	Gross		Annualized	Percent	Anchor Tenants
		Completed /	Leasable	Annualized	Base Rent	Leased at	(Lease Expiration /
Property	Location	Renovated	Area (Sq. Ft.)	Base Rent (1)	per Sq. Ft (2)	December 31, 2017	Option Expiration) (3)
Capital Plaza	Frankfort, KY	1978 / 2006	116	$634	$5.46	100%	Kmart (2018 / 2053)
							Walgreens (2032 / 2052)

Central Michigan Commons	Mt. Pleasant, MI	1973 / 1997	241	$1,015	$4.63	91%	Kmart (2018 / 2048)
							JC Penney (2020 / 2035)
							Staples (2020 / 2030)

West Frankfort Plaza	West Frankfort, IL	1982 / N/A	20	$91	$6.53	70%

Totals			377	$1,740	$4.62	93%

(1) Represents annualized straight-line rent as of December 31, 2017.

(2) Calculated as total annualized base rent divided by leased GLA.

(3) Only the tenant has the option to extend a lease beyond the initial term.

Item 3:	Legal Proceedings

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

			Dividends per
Quarter Ended	High	Low	share declared
March 31, 2017	$50.74	$45.23	$0.495
June 30, 2017	$51.10	$44.83	$0.505
September 30, 2017	$51.02	$45.62	$0.505
December 31, 2017	$52.69	$47.12	$0.520

March 31, 2016	$39.01	$32.49	$0.465
June 30, 2016	$48.24	$38.26	$0.480
September 30, 2016	$50.80	$46.02	$0.480
December 31, 2016	$49.25	$42.44	$0.495

As of February 20, 2018, the reported closing sale price per share of our common stock on the NYSE was $45.83.

At February 20, 2018, there were 30,992,597 shares of our common stock issued and outstanding which were held by approximately 132 shareholders of record. The number of shareholders of record does not reflect persons or entities that held their shares in nominee or “street” name. In addition, at February 20, 2018 there were 347,619 outstanding OP Units held by a limited partner other than our Company. The OP Units are exchangeable into shares of common stock on a one-for-one basis.

For 2017, we declared $2.025 per share of common stock in dividends. Of the $2.025, 85.1% represented ordinary income, and 14.9% represented return of capital, for tax purposes. For 2016, we declared $1.92 per share of common stock in dividends. Of the $1.92, 81.0% represented ordinary income, and 19.0% represented return of capital, for tax purposes.

We intend to continue to declare quarterly dividends. However, our distributions are determined by our board of directors and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the board of directors deems relevant. We have historically paid cash dividends, although we may choose to pay a portion in stock dividends in the future. To qualify as a REIT, we must distribute at least 90% of our REIT taxable income prior to net capital gains to our shareholders, as well as meet certain other requirements. We must pay these distributions in the taxable year the income is recognized; or in the following taxable year if they are declared during the last three months of the taxable year, payable to shareholders of record on a specified date during such period and paid during January of the following year. Such distributions are treated for REIT tax purposes as paid by us and received by our shareholders on December 31 of the year in which they are declared. In addition, at our election, a distribution for a taxable year may be declared in the following taxable year if it is declared before we timely file our tax return for such year and if paid on or before the first regular dividend payment after such declaration. These distributions qualify as dividends paid for the 90% REIT distribution test for the previous year and are taxable to holders of our capital stock in the year in which paid.

For information about our equity compensation plan, please see “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Item 6:	Selected Financial Data

The following table sets forth our selected financial information on a historical basis and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Certain amounts have been reclassified to conform to the current presentation of discontinued operations. The balance sheet for the periods ending December 31, 2013 through 2017 and operating data for each of the periods presented were derived from our audited financial statements.

(in thousands, except per share information and number of properties)	Year Ended December 31,
	2017	2016	2015	2014	2013
Operating Data
Total revenues	$116,902	$91,527	$69,966	$53,559	$43,518
Expenses
Property costs (1)	12,467	8,596	6,379	4,916	3,656
General and administrative	9,949	8,015	6,988	6,629	5,952
Interest	18,137	15,343	12,305	8,587	6,475
Depreciation and amortization	31,752	23,407	16,486	11,103	8,489
Impairments	-	-	-	3,020	-
Total Expenses	72,305	55,361	42,158	34,255	24,572
Income From Operations	44,597	36,166	27,808	19,304	18,946
Gain (loss) on extinguishment of debt	-	(333)	(181)	-	-
Gain (loss) on sale of assets	14,193	9,964	12,135	(528)	-
Income From Continuing Operations	58,790	45,797	39,762	18,776	18,946
Gain on sale of asset from discontinued operations	-	-	-	123	946
Income (loss) from discontinued operations	-	-	-	14	298
Net income	58,790	45,797	39,762	18,913	20,190
Less net income attributable to non-controlling interest	678	679	744	425	515
Net income attributable to Agree Realty Corporation	$58,112	$45,118	$39,018	$18,488	$19,675
Share Data
Weighted average common shares - diluted	27,700	22,960	18,065	14,967	13,158
Net income per share - diluted	$2.08	$1.95	$2.15	$1.22	$1.47
Cash dividends per share	$2.03	$1.92	$1.85	$1.74	$1.64
Balance Sheet Data
Real Estate (before accumulated depreciation)	$1,299,255	$1,019,957	$755,849	$589,147	$471,366
Total Assets	$1,497,041	$1,141,972	$807,042	$606,415	$471,327
Total Debt, including accrued interest	$525,811	$406,261	$320,547	$222,483	$158,869
Other Data
Number of Properties	436	366	278	209	130
Gross Leasable Area (Sq. Ft.)	8,663	7,033	5,207	4,315	3,662
Percentage Leased	100%	100%	99%	99%	98%

(1) Property costs include real estate taxes, insurance, maintenance and land lease expense.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, and related notes thereto, included elsewhere in this Annual Report on Form 10-K and the “-Special Note Regarding Forward-Looking Statements” in “Item 1A – Risk Factors” above.

Overview

We are a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. We were founded in 1971 by our current Executive Chairman, Richard Agree, and our common stock was listed on the NYSE in 1994. Our assets are held by, and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 98.8% interest as of December 31, 2017.

As of December 31, 2017, our portfolio consisted of 436 properties located in 43 states and totaling approximately 8.7 million square feet of gross leasable area. As of December 31, 2017, our portfolio was approximately 99.7% leased and had a weighted average remaining lease term of approximately 10.2 years. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). The objective of ASU 2017-09 is to provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 will be effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company has evaluated the impact that ASU 2017-09 will have on the Company’s financial statements, and concluded the implementation of ASU 2017-09 has no material impact on the financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations: Clarifying the Definition of a Business” (“ASU 2017-01”). The objective of ASU 2017-01 is to clarify the definition of a business by adding guidance on how entities should evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 will be effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company has early adopted and the guidance has no material impact on the company’s financial statements.

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

In May 2014, with subsequent updates issued in August 2015 and March, April and May 2016, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update’s core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies are to use a five-step contract review model to ensure revenue is recognized, measured and disclosed in accordance with this principle. Those steps include the following: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to each performance obligation in the contract, and (v) recognize revenue when or as the entity satisfies a performance obligation.

The Company has identified four main revenue streams of which three of them originate from lease contracts and will be subject to Leases ASU 2016-02, Topic 842 effective for annual reporting periods (including interim periods) beginning after December 15, 2018. The revenue streams are:

Revenue Recognition (ASU 2014-09, Topic 610-20):

•	Gain (loss) on sale of real estate properties

Leases (ASU 2016-02, Topic 842):

•	Rental revenues
•	Straight line rents
•	Tenant recoveries

As of January 1, 2018, the Company will be accounting for the sale of real estate properties under Subtopic 610-20 which provides for revenue recognition based on transfer of ownership. All properties were non-financial real estate assets and thus not businesses which were sold to non-customers with no performance obligations. During the year ended December 31, 2017, the Company sold real estate properties for net proceeds of $44.3 million, and a recorded net gain of $14.2 million.

Management has concluded that all of the Company’s material revenue streams falls outside of the scope of this guidance and currently recognizes revenue from its contracts with customers at a point in time and does not anticipate any changes. The Company intends to implement the standard under the modified retrospective method and does not anticipate recording any cumulative effect recognized in retained earnings as of the date of adoption (January 1, 2018).

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

Depreciation

Our real estate portfolio is depreciated using the straight-line method over the estimated remaining useful life of the properties, which are generally 40 years for buildings and 10 to 20 years for improvements. Properties classified as “held for sale” and properties under development are not depreciated.

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

Results of Operations

Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016

Minimum rental income increased $21.1 million, or 25%, to $105.1 million in 2017, compared to $84.0 million in 2016. Approximately $22.4 million of the increase was due to the acquisition of 79 properties in 2017 and the full year impact of 82 properties acquired in 2016. Approximately $2.2 million of the increase was attributable to four development projects completed in 2017 and the full year impact of nine development projects completed in 2016. These increases were partially offset by approximately a $2.1 million reduction in minimum rental income from properties sold during 2017 that were owned for all or part of 2016.

Percentage rents remained consistent with prior periods. The years ended December 31, 2017 and 2016 totaled $0.2 million.

Operating cost reimbursements increased $3.5 million, or 48%, to $10.8 million in 2017, compared to $7.3 million in 2016. Operating cost reimbursements increased primarily due to higher levels of recoverable property operating expenses, including real estate taxes, and increased property count. The portfolio recovery rate remained consistent at 91% in 2017 and 2016 due to the factors discussed above.

Other income increased $0.5 million in 2017 compared to $0.0 million in 2016.

Real estate taxes increased $2.7 million, or 50%, to $8.2 million in 2017, compared to $5.5 million in 2016. The increase was due to the ownership of additional properties in 2017 compared to 2016 for which we remit real estate taxes and are subsequently reimbursed by tenants.

Property operating expenses increased $1.1 million, or 45%, to $3.6 million in 2017, compared to $2.5 million in 2016. The increase was primarily due to the ownership of additional properties in 2017 compared to 2016 which contributed to higher property maintenance, utilities and insurance expenses. Our tenants subsequently reimbursed us for the majority of these expenses.

Land lease payments remained consistent with prior periods. The years ended December 31, 2017 and 2016 totaled approximately $0.7 million.

General and administrative expenses increased $1.9 million, or 36%, to $9.9 million in 2017, compared to $8.0 million in 2016. The increase was primarily the result of increased employee headcount and associated professional costs and was partially offset by a one-time credit of $0.2 million to reflect a reduction in the company’s deferred tax liability due to new tax legislation. General and administrative expenses as a percentage of total revenue decreased to 8.5% for 2017 from 8.8% in 2016.

Depreciation and amortization increased $8.4 million, or 35%, to $31.8 million in 2017, compared to $23.4 million in 2016. The increase was due to the ownership of additional properties in 2017 compared to 2016.

We recorded no impairment charges during 2017 or 2016.

Interest expense increased $2.8 million, or 18%, to $18.1 million in 2017, from $15.3 million in 2016. The increase in interest expense was primarily a result of higher levels of borrowings to finance the acquisition and development of additional properties. The Company also issued $100.0 million senior unsecured notes in September 2017. Higher interest expense was also attributable to the full year interest impact of debt issuances in 2016.

During 2017, the Company sold real estate properties for net proceeds of $44.3 million and recorded a net gain of $14.2 million (net of any expected losses on real estate held for sale).

We had no income from discontinued operations in 2017 or 2016.

Net Income increased $13.0 million, or 29%, to $58.8 million in 2017, from $45.8 million in 2016 for the reasons set forth above.

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015

Minimum rental income increased $19.7 million, or 31%, to $84.0 million in 2016, compared to $64.3 million in 2015. Approximately $20.2 million of the increase is due to the acquisition of 82 properties in 2016 and the full year impact of 73 properties acquired in 2015. Approximately $1.2 million of the increase was attributable to nine development projects completed in 2016 and the full year impact of one development project completed in 2015, and approximately a $0.4 million increase due to other minimum rental income adjustments. These increases were partially offset by approximately a $2.1 million reduction in minimum rental income from properties sold during 2016 that were owned for all of part of 2015.

Percentage rents remained consistent with prior periods. The years ended December 31, 2016 and 2015 totaled $0.2 million.

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

Other income remained consistent with prior periods.

Real estate taxes increased $1.5 million, or 36%, to $5.5 million in 2016, compared to $4.0 million in 2015. The increase was due to the ownership of additional properties in 2016 compared to 2015 for which we remit real estate taxes and are subsequently reimbursed by tenants.

Property operating expenses increased $0.7 million, or 40%, to $2.5 million in 2016, compared to $1.8 million in 2015. The increase was primarily due to the ownership of additional properties in 2016 compared to 2015 which contributed to higher property maintenance, utilities and insurance expenses. Our tenants subsequently reimbursed us for the majority of these expenses.

Land lease payments increased $0.1 million, or 8%, to $0.7 million in 2016, compared to $0.6 million in 2015.

General and administrative expenses increased $1.0 million, or 15%, to $8.0 million in 2016, compared to $7.0 million in 2015. The increase was primarily the result of increased employee headcount and associated professional costs. General and administrative expenses as a percentage of total revenue decreased to 8.8% for 2016 from 10.0% in 2015.

Depreciation and amortization increased $6.9 million, or 42%, to $23.4 million in 2016, compared to $16.5 million in 2015.

We recorded no impairment charges during 2016 or 2015.

Interest expense increased $3.0 million, or 25%, to $15.3 million in 2016, from $12.3 million in 2015. The increase in interest expense was primarily a result of an additional borrowing and debt issuance in 2016, including the $40.0 million unsecured term loan facility we entered into in July 2016 and $60.0 million senior unsecured notes issued in July 2016, which were offset by the repayment of the $8.6 million portfolio mortgage loan in March 2016.

During 2016, the Company sold real estate properties for net proceeds of $28.9 million and a recorded net gain of $10.0 million (net of any expected losses on real estate held for sale).

We had no income from discontinued operations in 2016 or 2015.

Net Income increased $6.0 million, or 15%, to $45.8 million in 2016, from $39.8 million in 2015 for the reasons set forth above.

Liquidity and Capital Resources

Our principal demands for funds include payment of operating expenses, payment of principal and interest on our outstanding indebtedness, distributions to our shareholders and future property acquisitions and development.

We expect to meet our short-term liquidity requirements through cash provided from operations and borrowings under our revolving credit facility. As of December 31, 2017, available cash and cash equivalents was $50.8 million. As of December 31, 2017 we had $14.0 million outstanding on our revolving credit facility and $236.0 million was available for future borrowings, subject to our compliance with covenants. We anticipate funding our long-term capital needs through cash provided from operations, borrowings under our revolving credit facility, the issuance of debt and common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

In August 2017, the Company entered into an uncommitted and unsecured $100 million private placement shelf agreement (the “AIG Shelf Agreement”) with AIG Asset Management (U.S.), LLC (“AIG”) and each AIG Affiliate named therein. The AIG Shelf Agreement allows us to issue senior unsecured notes to AIG at terms to be agreed upon at the time of any issuance during a three year issuance period ending in August 2020. As of December 31, 2017, no notes had been issued under the AIG Shelf Agreement.

In August 2017, the Company entered into an uncommitted and unsecured $100 million private placement shelf agreement (the “TIAA Shelf Agreement”) with Teachers Insurance and Annuity Association of America (“TIAA”) and each TIAA Affiliate named therein. The TIAA Shelf Agreement allows us to issue senior unsecured notes to TIAA at terms to be agreed upon at the time of any issuance during a three year issuance period ending in August 2020. As of December 31, 2017, no notes had been issued under the TIAA Shelf Agreement.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Capitalization

As of December 31, 2017, our total market capitalization was approximately $2.1 billion. Market capitalization consisted of $1.6 billion of shares of an common stock (based on the December 29, 2017 closing price of our common stock on the NYSE of $51.44 per share and assuming the conversion of OP Units) and $522.4 million of total debt including (i) $14.0 million of borrowings under our revolving credit facility; (ii) $159.3 million of unsecured term loans; (iii) $260.0 million of senior unsecured notes; and (iv) $89.1 million of mortgage notes payable. Our ratio of total debt to total market capitalization was 24.5% at December 31, 2017.

At December 31, 2017, the non-controlling interest in our Operating Partnership consisted of a 1.2% ownership interest in the Operating Partnership held by third parties. The OP Units may, under certain circumstances, be exchanged for our shares of common stock on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option to settle exchanged OP Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all OP Units, there would have been 31,352,519 shares of common stock outstanding at December 31, 2017.

Debt

The below table summarizes the Company’s outstanding debt for the periods ended December 31, 2017 and December 31, 2016 (in thousands):

	Interest		Principal Amount Outstanding
Senior Unsecured Revolving Credit Facility	Rate	Maturity	December 31, 2017	December 31, 2016
Credit Facility (1)	2.87%	January 2021	$14,000	$14,000
Total Credit Facility			$14,000	$14,000

Unsecured Term Loans (2)
2019 Term Loan	3.62%	May 2019	$19,304	$20,044
2023 Term Loan	3.05%	July 2023	40,000	40,000
2024 Term Loan Facility	3.74%	January 2024	65,000	65,000
2024 Term Loan Facility	3.85%	January 2024	35,000	35,000
Total Unsecured Term Loans			$159,304	$160,044

Senior Unsecured Notes (2)
2025 Senior Unsecured Notes	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Notes	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	September 2029	100,000	-
Total Senior Unsecured Notes			$260,000	$160,000

Mortgage Notes Payable (2)
Secured Term Loan	2.49%	April 2018	$25,000	$25,000
Single Asset Mortgage Loan	3.32%	October 2019	21,500	-
Portfolio Mortgage Loan	6.90%	January 2020	3,573	5,114
Single Asset Mortgage Loan	6.24%	February 2020	2,963	3,049
CMBS Portfolio Loan	3.60%	January 2023	23,640	23,640
Single Asset Mortgage Loan	5.01%	September 2023	5,131	5,294
Portfolio Credit Tenant Lease ("CTL")	6.27%	July 2026	7,288	7,910
Total Mortgage Notes Payable			$89,095	$70,007

Total Principal Amount Outstanding			$522,399	$404,051

(1) The annual interest rate of the Credit Facility assumes one month LIBOR as of December 31, 2017 of 1.57%.

(2) Interest rate includes the effects of variable interest rates that have been swapped to fixed interest rates.

Senior Unsecured Revolving Credit Facility

In December 2016, the Company amended and restated the credit agreement that governs our senior unsecured revolving credit facility and unsecured term loan facility to increase the aggregate borrowing capacity to $350.0 million. The agreement provides for a $250.0 million unsecured revolving credit facility, a $65.0 million unsecured term loan facility and a $35.0 million unsecured term loan facility. The unsecured revolving credit facility matures in January 2021 with options to extend the maturity date to January 2022. The unsecured term loan facilities mature in January 2024. We have the ability to increase the aggregate borrowing capacity under the credit agreement up to $500.0 million, subject to lender approval. Borrowings under the revolving credit facility bear interest at LIBOR plus 130 to 195 basis points, depending on our leverage ratio. Additionally, we are required to pay an unused commitment fee at an annual rate of 15 or 25 basis points on the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum percentage of secured debt to total asset value.

Unsecured Term Loan Facilities

In July 2016, the Company entered into a $40.0 million unsecured term loan facility that matures in July 2023 (the “2023 Term Loan”).  Borrowings under the 2023 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage. The Company entered into an interest rate swap to fix LIBOR at 1.40% until maturity.  As of December 31, 2017, $40.0 million was outstanding under the 2023 Term Loan, which was subject to an all-in interest rate of 3.05%.

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matures in May 2019 (the “2019 Term Loan”).  Borrowings under the 2019 Term Loan are priced at LIBOR plus 170 basis points. In order to fix LIBOR on the 2019 Term Loan at 1.92% until maturity, the Company had an interest rate swap agreement in place, which was assigned by the lender under the previously secured facility to the 2019 Term Loan lender.  As of December 31, 2017, $19.3 million was outstanding under the 2019 Term Loan bearing an all-in interest rate of 3.62%.

The amended and restated credit agreement, described above, extended the maturity dates of the $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility (together, the “2024 Term Loan Facilities”) to January 2024. In connection with entering into the amended and restated credit agreement, the prior notes evidencing the existing $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at a variable LIBOR plus 165 to 235 basis points, depending on the Company's leverage ratio. The Company utilized existing interest rate swaps to effectively fix the LIBOR rate (refer to Note 8 – Derivative Instruments and Hedging Activity).

Senior Unsecured Notes

In May 2015, the Company completed a private placement of $100.0 million principal amount of senior unsecured notes. The senior unsecured notes were sold in two series; $50.0 million of 4.16% notes due in May 2025 and $50.0 million of 4.26% notes due in May 2027. The weighted average term of the senior unsecured notes is 11 years and the weighted average interest rate is 4.21%.

In July 2016, the Company entered into a note purchase agreement with institutional purchasers. Pursuant to the note purchase agreement, the Operating Partnership completed a private placement of $60.0 million aggregate principal amount of our 4.42% senior unsecured notes due July 28, 2028. The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

In August 2017, the Company entered into a note purchase agreement with institutional purchasers. Pursuant to the note purchase agreement, the Operating Partnership completed a private placement of $100.0 million aggregate principal amount of our 4.19% senior unsecured notes due September 2029. The senior unsecured notes are guaranteed by the Company. The closing of the private placement was consummated in September 2017, and, on that date, the Operating Partnership issued the senior unsecured notes. The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

Mortgage Notes Payable

As of December 31, 2017, we had total gross mortgage indebtedness of $89.1 million, with a weighted average term to maturity of 3.0 years. Including our mortgages that have been swapped to a fixed interest rate, our weighted average interest rate on mortgage debt was 3.74%.

In December 2017, the Company assumed an interest only mortgage note for $21.5 million with PNC Bank, National Association. The mortgage note is due October 2019, secured by a multi-tenant property and has a fixed interest rate of 3.32%.

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

Contractual Obligations

The following table summarizes our contractual obligations by due date as of December 31, 2017:

	Total	2018	2019-2020	2021-2022	Thereafter
Mortgage Notes Payable	$89,095	$27,576	$28,118	$2,058	$31,343
Revolving Credit Facility	14,000	-	-	14,000	-
Unsecured Term Loans	159,304	761	18,543	-	140,000
Senior Unsecured Notes	260,000	-	-	-	260,000
Land Lease Obligations	10,342	641	1,265	1,093	7,343
Estimated Interest Payments on Outstanding Debt	155,978	20,270	37,510	35,449	62,749
Total	$688,719	$49,248	$85,436	$52,600	$501,435

Estimated interest payments are based on (i) the stated rates for mortgage notes payable, including the effect of interest rate swaps and (ii) the stated rates for unsecured term loans, including the effect of interest rate swaps and assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Dividends

During the quarter ended December 31, 2017, we declared a quarterly dividend of $0.520 per share. The cash dividend was paid on January 3, 2018 to holders of record on December 20, 2017.

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

FFO should not be considered an alternative to net income as the primary indicator of the Company’s operating performance, or an alternative to cash flow as a measure of liquidity. Further, while the Company adheres to the NAREIT definition of FFO, its presentation of FFO is not necessarily comparable to similarly titled measures of other REITs due to the fact that all REITs may not use the same definition.

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

The following table provides a reconciliation of net income to FFO for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Reconciliation from Net Income to Funds from Operations
Net income	$58,790	$45,797	$39,762
Depreciation of real estate assets	19,507	15,200	11,466
Amortization of leasing costs	163	125	98
Amortization of lease intangibles	12,004	8,010	4,859
Gain on sale of assets	(14,193)	(9,964)	(12,135)
Funds from Operations	$76,271	$59,168	$44,050

Funds from Operations Per Share - Diluted	$2.72	$2.54	$2.39

Weighted average shares and OP units outstanding
Basic	27,972,721	23,216,355	18,350,741
Diluted	28,047,966	23,307,418	18,413,034

The following table provides a reconciliation of net income to AFFO for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Reconciliation from Net Income to Adjusted Funds from Operations
Net income	$58,790	$45,797	$39,762
Cumulative adjustments to calculate FFO	17,481	13,371	4,288
Funds from Operations	$76,271	$59,168	$44,050
Straight-line accrued rent	(3,548)	(3,582)	(2,450)
Deferred revenue recognition	-	(541)	(463)
Deferred tax expense (benefit)	(230)	-	-
Stock based compensation expense	2,589	2,441	1,992
Amortization of financing costs	574	516	494
Non-real estate depreciation	78	72	62
Loss on debt extinguishment	-	333	180
Adjusted Funds from Operations	$75,734	$58,407	$43,865

Adjusted Funds from Operations Per Share - Diluted	$2.70	$2.51	$2.38

Additional supplemental disclosure
Scheduled principal repayments	$3,151	$2,954	$2,772
Capitalized interest	$570	$210	$39
Capitalized building improvements	$1,230	$541	$310

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

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

($ in thousands)
	2018	2019	2020	2021	2022	Thereafter	Total
Mortgage Notes Payable	$27,576	$24,251	$3,866	$998	$1,060	$31,344	$89,095
Average Interest Rate	2.87%	3.69%	6.21%	6.02%	6.02%	4.09%

Unsecured Revolving Credit Facility (1)	$-	$-	$-	$14,000	$-	$-	$14,000
Average Interest Rate				2.63%

Unsecured Term Loans	$761	$18,543	$-	$-	$-	$140,000	$159,304
Average Interest Rate	3.62%	3.62%				3.57%

Senior Unsecured Notes	$-	$-	$-	$-	$-	$260,000	$260,000
Average Interest Rate						4.25%

(1)	The balloon payment balance includes the balance outstanding under the Credit Facility as of December 31, 2017. The Credit Facility matures in January 2021, with options to extend the maturity for one year at the Company’s election, subject to certain conditions.

The fair value is estimated at $89.8 million and $426.7 million for mortgage notes payable and unsecured term loans and notes, respectively, as of December 31, 2017.

The table above incorporates those exposures that exist as of December 31, 2017; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In April 2012, the Company entered into an amortizing forward-starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.92%. The notional amount as of December 31, 2017 was $19.3 million. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of December 31, 2017, this interest rate swap was valued as a liability of approximately $0.0 million.

In December 2012, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $25.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 0.89%. This swap effectively converted $25.0 million of variable-rate borrowings to fixed-rate borrowings from December 6, 2012 to April 4, 2018. As of December 31, 2017, this interest rate swap was valued as an asset of approximately $0.0 million.

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of December 31, 2017, this interest rate swap was valued as a liability of approximately $0.2 million.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of December 31, 2017, this interest rate swap was valued as a liability of approximately $0.1 million.

In September 2016, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of December 31, 2017, this interest rate swap was valued as an asset of approximately $1.5 million.

We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of December 31, 2017.

As of December 31, 2017, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would have resulted in an increase in interest expense of approximately $0.1 million.

Item 8:	Financial Statements and Supplementary Data

The financial statements and supplementary data are listed in the Index to the Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Annual Report on Form 10-K and are included in this Annual Report on Form 10-K following page F-1.

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

Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under this item is contained on page F-2 of this Annual Report on Form 10-K.

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Shareholders.

Item 11:	Executive Compensation

Incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Shareholders.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes the equity compensation plan under which our common stock may be issued as of December 31, 2017.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrant and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	-	-	480,299	(1)
Equity Compensation Plans Not Approved by Security Holders	-	-	-

Total	-	-	480,299

(1)	Relates to various stock-based awards available for issuance under our 2014 Omnibus Incentive Plan, including incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards and dividend equivalent rights.

Additional information, including our Security Ownership of Certain Beneficial Owners and Management table, is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Shareholders.

Item 13:	Certain Relationships, Related Transactions and Director Independence

Incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Shareholders.

Item 14:	Principal Accounting Fees and Services

Incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Shareholders.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

15(a)(1).	The following documents are filed as a part of this Annual Report on Form 10-K:
▪	Reports of Independent Registered Public Accounting Firms
▪	Consolidated Balance Sheets as of December 31, 2017 and 2016
▪	Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015
▪	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015
▪	Consolidated Statements of Cash Flow for the Years Ended December 31, 2017, 2016 and 2015
▪	Notes to the Consolidated Financial Statements

15(a)(2).	The following is a list of the financial statement schedules required by Item 8:
Schedule III – Real Estate and Accumulated Depreciation

15(a)(3).	Exhibits

Exhibit No.	Description NEED STOCK TEMPLATE EXHIBIT (restricted stock and performance shares)

3.1	Articles of Incorporation of the Company, including all amendments and articles supplementary thereto (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (for the quarter ended June 30, 2013).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 9, 2013).

3.3	Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 6, 2015).

3.4	Amendment of Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 3, 2016).

4.1	Rights Agreement, dated as of December 7, 1998, by and between the Company and Computershare Trust Company, N.A., f/k/a EquiServe Trust Company, N.A., a national banking association, as successor rights agent to BankBoston, N.A., a national banking association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on November 13, 2009).

4.2	Second Amendment to Rights Agreement, dated as of December 8, 2008, by and between the Company and Computershare Trust Company, N.A., f/k/a EquiServe Trust Company, N.A., as successor rights agent to BankBoston, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 9, 2008).

4.3	Third Amendment to Rights Agreement, by and between Agree Realty Corporation and Computershare Trust Company, N.A., as Rights Agent, dated December 20, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 21, 2017).

4.4	Amended and Restated Registration Rights Agreement, dated July 8, 1994 by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

4.5	Form of certificate representing shares of common stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed on August 24, 2009).

10.1	Term Loan Agreement, dated July 1, 2016, among Agree Limited Partnership, Capital One, National Association, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.2	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 15, 2016, among Agree Limited Partnership, as the Borrower, the Company, as the parent, certain subsidiaries of the Borrower, as guarantors, PNC Bank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.3	First Amendment and Joinder to Term Loan Agreement, dated December 15, 2016, by and among Agree Limited Partnership, the Company, the other guarantors party thereto, the lenders party thereto and Capital One, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.4	Note Purchase Agreement, dated as of August 3, 2017, among Agree Limited Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.5	Uncommitted Master Note Facility, dated as of August 3, 2017, among Agree Limited Partnership, the Company and Teachers Insurance and Annuity Associate of America (“TIAA”) and each TIAA Affiliate (as defined therein) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.6	Uncommitted Master Note Facility, dated as of August 3, 2017, among Agree Limited Partnership, the Company and Teachers Insurance and AIG Asset Management (U.S.), LLC (“AIG”) and each AIG Affiliate (as defined therein) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.7	First Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of April 22, 1994, by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.8	Second Amendment to First Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of March 20, 2013, by and among the Company, Agree Limited Partnership and Richard Agree (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.9+	Agree Realty Corporation Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.10+	Amended Employment Agreement, dated July 1, 2014, by and between the Company and Richard Agree (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.11+	Amended Employment Agreement, dated July 1, 2014, by and between the Company and Joey Agree (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.12+	Letter Agreement of Employment dated April 5, 2010 between Agree Limited Partnership and Laith Hermiz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2010).

10.13+	Employment Agreement, dated October 20, 2017, between Agree Realty Corporation and Clayton R. Thelen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2017).

10.14*	Summary of Director Compensation.

10.15+	Agree Realty Corporation 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.16+	Form of Restricted Stock Agreement pursuant to the Agree Realty Corporation 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.17*+	Form of Performance Share Award Agreement pursuant to the Agree Realty Corporation 2014 Omnibus Incentive Plan.

10.18	Agree Realty Corporation 2017 Executive Incentive Plan, dated February 16, 2017 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.19	Note Purchase Agreement dated as of May 28, 2015 by and among Agree Limited Partnership, the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2015).

10.20	Note Purchase Agreement, dated as of July 28, 2016, by and among Agree Limited Partnership, the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

12.1*	Statement of computation of ratios of earnings to combined fixed charges and preferred stock dividends.

21*	Subsidiaries of Agree Realty Corporation.

23.1*	Consent of Grant Thornton LLP.

24*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Clayton Thelen, Chief Financial Officer.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Clayton Thelen, Chief Financial Officer.

99.1*	Material Federal Income Tax Considerations.

101*	The following materials from Agree Realty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of December 31, 2017. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

15(b)	The Exhibits listed in Item 15(a)(3) are hereby filed with this Annual Report on Form 10-K.
15(c)	The financial statement schedule listed at Item 15(a)(2) is hereby filed with this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Grant Thornton LLP 27777 Franklin Road, Suite 800 Southfield, MI 48034-2366 T 248.262.1950 F 248.350.3581 www.GrantThornton.com

Board of Directors and Shareholders

Agree Realty Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Agree Realty Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 22, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Grant Thornton LLP

U.S. member firm of Grant Thornton International Ltd

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ Grant Thornton LLP

Southfield, Michigan
February 22, 2018

Grant Thornton LLP

U.S. member firm of Grant Thornton International Ltd

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Grant Thornton LLP 27777 Franklin Road, Suite 800 Southfield, MI 48034 T X248-262-1950 F 248-350-3581 www.GrantThornton.com

Board of Directors and Shareholders

Agree Realty Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Agree Realty Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Grant Thornton LLP

U.S. member firm of Grant Thornton International Ltd

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2013.

/s/ Grant Thornton LLP

Southfield, Michigan
February 22, 2018

Grant Thornton LLP

U.S. member firm of Grant Thornton International Ltd

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	December 31,	December 31,
	2017	2016

ASSETS
Real Estate Investments
Land	$405,457	$309,687
Buildings	868,396	703,506
Less accumulated depreciation	(85,239)	(69,696)
	1,188,614	943,497
Property under development	25,402	6,764
Net Real Estate Investments	1,214,016	950,261

Real Estate Held For Sale, net	2,420	-

Cash and Cash Equivalents	50,807	33,395

Cash Held in Escrows	7,975	-

Accounts Receivable - Tenants, net of allowance of
$296 and $50 for possible losses at December 31, 2017 and December 31, 2016, respectively	15,477	11,535

Unamortized Deferred Expenses
Credit facility finance costs, net of accumulated amortization of $433 and $1,262 at December 31, 2017 and December 31, 2016, respectively	1,174	1,552

Leasing costs, net of accumulated amortization of $814 and $677 at December 31, 2017 and December 31, 2016, respectively	1,583	1,227

Lease intangibles, net of accumulated amortization of $41,390 and $25,666 at December 31, 2017 and December 31, 2016, respectively	195,158	139,871

Interest Rate Swaps	1,592	1,409

Other Assets, net	4,432	2,722

Total Assets	$1,494,634	$1,141,972

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	December 31,	December 31,
	2017	2016

LIABILITIES
Mortgage Notes Payable, net	$88,270	$69,067

Unsecured Term Loans, net	158,171	158,679

Senior Unsecured Notes, net	259,122	159,176

Unsecured Revolving Credit Facility	14,000	14,000

Dividends and Distributions Payable	16,303	13,124

Deferred Revenue	1,837	1,823

Accrued Interest Payable	3,412	2,210

Accounts Payable and Accrued Expenses
Capital expenditures	354	677
Operating	10,811	4,866

Lease intangibles, net of accumulated amortization of $11,357 and $7,079 at December 31, 2017 and December 31, 2016, respectively	30,350	30,047

Interest Rate Swaps	242	1,994

Deferred Income Taxes	475	705

Tenant Deposits	97	94

Total Liabilities	583,444	456,462

EQUITY

Common stock, $.0001 par value, 45,000,000 shares authorized, 31,004,900 and 26,164,977 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	3	3

Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized
Series A junior participating preferred stock, $.0001 par value, 200,000 authorized, no shares issued and outstanding	-	-
Additional paid-in-capital	936,046	712,069
Dividends in excess of net income	(28,763)	(28,558)
Accumulated other comprehensive income (loss)	1,375	(536)

Total Equity - Agree Realty Corporation	908,661	682,978
Non-controlling interest	2,529	2,532
Total Equity	911,190	685,510

Total Liabilities and Equity	$1,494,634	$1,141,972

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

	For the Year Ended December 31,
	2017	2016	2015
Revenues
Minimum rents	$105,074	$84,031	$64,278
Percentage rents	244	197	180
Operating cost reimbursement	10,752	7,267	5,277
Other	485	32	231
Total Revenues	116,555	91,527	69,966

Operating Expenses
Real estate taxes	8,204	5,459	4,005
Property operating expenses	3,610	2,484	1,768
Land lease expense	653	653	606
General and administrative	9,949	8,015	6,988
Depreciation and amortization	31,752	23,407	16,486
Total Operating Expenses	54,168	40,018	29,853

Income from Operations	62,387	51,509	40,113

Other (Expense) Income
Interest expense, net	(18,137)	(15,343)	(12,305)
Gain (loss) on sale of assets, net	14,193	9,964	12,135
Loss on debt extinguishment	-	(333)	(181)
Other income	347	-	-
Net Income	58,790	45,797	39,762

Less Net Income Attributable to Non-Controlling Interest	678	679	744

Net Income Attributable to Agree Realty Corporation	$58,112	$45,118	$39,018

Net Income Per Share Attributable to Agree Realty Corporation
Basic	$2.09	$1.97	$2.17
Diluted	$2.08	$1.97	$2.16

Other Comprehensive Income
Net income	$58,790	$45,797	$39,762
Other Comprehensive Income (Loss) - Gain (Loss) on Interest Rate Swaps	1,935	2,618	(1,093)
Total Comprehensive Income	60,725	48,415	38,669
Less Comprehensive Income Attributable to Non-Controlling Interest	702	703	724

Comprehensive Income Attributable to
Agree Realty Corporation	$60,023	$47,712	$37,945

Weighted Average Number of Common Shares Outstanding - Basic:	27,625,102	22,868,736	18,003,122

Weighted Average Number of Common Shares Outstanding - Diluted:	27,700,347	22,959,799	18,065,415

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2014	17,539,946	$1	$388,263	$(32,584)	$(2,060)	$2,415	$356,035
Issuance of common stock, net of issuance costs	3,043,812	1	92,259	-	-	-	92,260
Issuance of restricted stock under the Omnibus Incentive Plan	85,597	-	-	-	-	-	-
Forfeiture of restricted stock	(32,054)	-	-	-	-	-	-
Vesting of restricted stock	-	-	1,992	-	-	-	1,992
Dividends and distributions declared for the period	-	-	-	(34,696)	-	(640)	(35,336)
Other comprehensive income (loss) - change in fair value	-	-	-	-	-	-	-
of interest rate swaps	-	-	-	-	(1,070)	(23)	(1,093)
Net income	-	-	-	39,018	-	744	39,762
Balance, December 31, 2015	20,637,301	$2	$482,514	$(28,262)	$(3,130)	$2,496	$453,620
Issuance of common stock, net of issuance costs	5,461,459	1	228,010	-	-	-	228,011
Repurchase of common shares	(20,569)	-	(712)	-	-	-	(712)
Issuance of restricted stock under the Omnibus Incentive Plan	93,363	-	-	-	-	-	-
Forfeiture of restricted stock	(6,577)	-	-	-	-	-	-
Vesting of restricted stock	-	-	2,257	-	-	-	2,257
Dividends and distributions declared for the period	-	-	-	(45,414)	-	(667)	(46,081)
Other comprehensive income (loss) - change in fair value of interest rate swaps	-	-	-	-	2,594	24	2,618
Net income	-	-	-	45,118	-	679	45,797
Balance, December 31, 2016	26,164,977	$3	$712,069	$(28,558)	$(536)	$2,532	$685,510
Issuance of common stock, net of issuance costs	4,786,604	-	222,695	-	-	-	222,695
Repurchase of common shares	(23,925)	-	(1,111)	-	-	-	(1,111)
Issuance of restricted stock under the Omnibus Incentive Plan	88,466	-	-	-	-	-	-
Forfeiture of restricted stock	(11,222)	-	-	-	-	-	-
Vesting of restricted stock	-	-	2,393	-	-	-	2,393
Dividends and distributions declared for the period	-	-	-	(58,317)	-	(705)	(59,022)
Other comprehensive income (loss) - change in fair value of interest rate swaps	-	-	-	-	1,911	24	1,935
Net income	-	-	-	58,112	-	678	58,790
Balance, December 31, 2017	31,004,900	$3	$936,046	$(28,763)	$1,375	$2,529	$911,190

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net income	$58,790	$45,797	$39,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,586	15,274	11,530
Amortization	12,166	8,133	4,956
Amortization from financing and credit facility costs	979	720	689
Stock-based compensation	2,393	2,257	1,992
Write-off of deferred costs	-	333	181
(Gain) loss on sale of assets	(14,193)	(9,964)	(12,135)
(Increase) decrease in accounts receivable	(4,216)	(4,117)	(2,911)
(Increase) decrease in other assets	444	(109)	(197)
Increase (decrease) in accounts payable	5,265	1,984	1,043
Increase (decrease) in deferred revenue	14	115	(463)
Increase (decrease) in accrued interest	1,202	1,247	241
Increase (decrease) in deferred taxes	(230)	-	-
Increase (decrease) in tenant deposits	3	65	(8)
Net Cash Provided by Operating Activities	82,203	61,735	44,680

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(319,572)	(297,868)	(223,871)
Development of real estate investments and other assets
(including capitalized interest of $570 in 2017, $210 in 2016, and $39 in 2015)	(43,302)	(27,919)	(6,970)
Payment of leasing costs	(568)	(686)	(66)
Cash held in escrows from sale of assets	(7,975)	-	-
Net proceeds from sale of assets	44,343	28,919	28,132
Net Cash Used In Investing Activities	(327,074)	(297,554)	(202,775)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	222,695	228,011	92,260
Repurchase of common shares	(1,111)	(712)	-
Unsecured revolving credit facility borrowings	203,000	252,000	161,000
Unsecured revolving credit facility repayments	(203,000)	(256,000)	(158,000)
Payments of mortgage notes payable	(2,412)	(31,578)	(5,178)
Unsecured term loan proceeds	-	60,283	-
Payments of unsecured term loans	(739)	(239)	-
Senior unsecured notes proceeds	100,000	60,000	100,000
Dividends paid	(55,146)	(42,058)	(32,992)
Distributions to Non-Controlling Interest	(695)	(657)	(636)
Debt extinguishment costs	-	-	(150)
Payments for financing costs	(309)	(2,548)	(896)
Net Cash Provided by Financing Activities	262,283	266,502	155,408

Net Increase (Decrease) in Cash and Cash Equivalents	17,412	30,683	(2,687)
Cash and Cash Equivalents, beginning of period	33,395	2,712	5,399
Cash and Cash Equivalents, end of period	$50,807	$33,395	$2,712

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$17,331	$13,822	$11,548
Cash paid (refunded) for income tax	$257	$153	$155

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued under equity incentive plans (in dollars)	$4,298	$3,517	$2,864
Dividends and limited partners' distributions declared and unpaid	$16,303	$13,124	$9,758
Real Estate acquisitions financed with debt assumption	$21,500	$-	$-

See accompanying notes to consolidated financial statements.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2017

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

Our assets are held by, and all of our operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 98.8% interest as of December 31, 2017. Under the partnership agreement of the Operating Partnership, Agree Realty Corporation, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the "Company," “Management,” "we,” “our” or "us" refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of Agree Realty Corporation include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries. The Company, as the sole general partner, held 98.8% and 98.7% of the Operating Partnership as of December 31, 2017 and 2016, respectively. All material intercompany accounts and transactions are eliminated.

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

Reclassifications

Certain reclassifications of prior period amounts have been made in the consolidated financial statements and footnotes in order to conform to the current presentation. Prepaid rents are presented on the Balance Sheet as Deferred Revenue; in previously filed reports prepaid rents were presented in Accounts Payable - Operating. The classification of below-market lease intangibles are presented net of accumulated amortization as a Liability; in previously filed reports below-market lease intangibles were presented in Unamortized Deferred Expenses: Lease Intangibles, net with in-place and above-market lease intangibles. As of December 31, 2017, all fully amortized deferred credit facility financing costs attributable to the credit facility were written off.

Segment Reporting

The Company is primarily in the business of acquiring, developing and managing retail real estate which is considered to be one reporting segment. The Company has no other reportable segments.

Real Estate Investments

The Company records the acquisition of real estate at cost, including acquisition and closing costs. For properties developed by the Company, all direct and indirect costs related to planning, development and construction, including interest, real estate taxes and other miscellaneous costs incurred during the construction period, are capitalized for financial reporting purposes and recorded as property under development until construction has been completed. Properties classified as “held for sale” are recorded at the lower of their carrying value or their fair value, less anticipated selling costs. Assets are generally classified as held for sale once management has actively engaged in marketing the asset and has received a firm purchase commitment that is expected to close within one year.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2017

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

Depreciation

The Company’s real estate portfolio is depreciated using the straight-line method over the estimated remaining useful life of the properties, which are generally 40 years for buildings and 10 to 20 years for improvements. Properties classified as “held for sale” and properties under development are not depreciated.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We had $57.5 million and $32.4 million in cash and cash held in escrow as of December 31, 2017 and December 31, 2016, respectively, in excess of the FDIC insured limit.

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

The Company’s leases provide for reimbursement from tenants for common area maintenance (“CAM”), insurance, real estate taxes and other operating expenses ("Operating Cost Reimbursement Revenue"). A portion of our Operating Cost Reimbursement Revenue is estimated each period and is recognized as revenue in the period the recoverable costs are incurred and accrued. Receivables from Operating Cost Reimbursement Revenue are included in our Accounts Receivable - Tenants line item in our consolidated balance sheets. The balance of unbilled Operating Cost Reimbursement Receivable at December 31, 2017 and December 31, 2016 was $1.4 million and $1.1 million, respectively.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2017

In addition, many of the Company’s leases contain rent escalations for which we recognize revenue on a straight-line basis over the non-cancelable lease term.  This method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the Accounts Receivable - Tenants line item in our consolidated balance sheet. The balance of straight-line rent receivables at December 31, 2017 and December 31, 2016 was $12.9 million and $9.6 million, respectively.  To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce operating income.

Sales Tax

The Company collects various taxes from tenants and remits these amounts, on a net basis, to the applicable taxing authorities.

Unamortized Deferred Expenses

Deferred expenses include debt financing costs related to the line of credit, leasing costs and lease intangibles. The expenses are amortized as follows: (i) debt financing costs related to the line of credit on a straight-line basis to interest expense over the term of the related loan, which approximates the effective interest method; (ii) leasing costs on a straight-line basis to depreciation and amortization over the term of the related lease entered into; and (iii) lease intangibles on a straight-line basis to depreciation and amortization over the remaining term of the related lease acquired.

The following schedule summarizes the Company’s amortization of deferred expenses for the years ended December 31, 2017, 2016 and 2015, respectively (in thousands):

	For the Year Ended December 31,
	2017	2016	2015

Credit Facility Financing Costs	$405	$228	$225
Leasing Costs	161	124	97
Lease Intangibles (Asset)	16,060	11,093	6,598
Lease Intangibles (Liability)	(4,275)	(3,083)	(1,739)
Total	$12,351	$8,362	$5,181

The following schedule represents estimated future amortization of deferred expenses as of December 31, 2017 (in thousands):

Year Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total

Credit Facility Financing Costs	$394	$380	$379	$21	$-	$-	$1,174
Leasing Costs	179	221	210	195	208	570	1,583
Lease Intangibles (Asset)	20,151	19,383	18,917	18,241	17,161	101,305	195,158
Lease Intangibles (Liability)	(4,403)	(4,329)	(4,229)	(3,944)	(3,044)	(10,401)	(30,350)
Total	$16,321	$15,655	$15,277	$14,513	$14,325	$91,474	$167,565

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

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2017

Earnings per Share

Earnings per share have been computed by dividing the net income (less income attributable to unvested restricted stock), by the weighted average number of common shares outstanding (less unvested restricted stock). Diluted earnings per share is computed by dividing net income (less income attributable to unvested restricted stock), by the weighted average common and potentially dilutive common shares outstanding in accordance with the treasury stock method.

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Year Ended December 31,
	2017	2016	2015
Weighted average number of common shares outstanding	27,852,231	23,096,267	18,215,628
Less: Unvested restricted stock	(227,129)	(227,531)	(212,506)
Weighted average number of common shares outstanding used in basic earnings per share	27,625,102	22,868,736	18,003,122

Weighted average number of common shares outstanding used in basic earnings per share	27,625,102	22,868,736	18,003,122
Effect of dilutive securities: restricted stock	75,245	91,063	62,293
Weighted average number of common shares outstanding used in diluted earnings per share	27,700,347	22,959,799	18,065,415

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2017, the Company believes it has qualified as a REIT. Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

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

Level 1 –	Valuation is based upon quoted prices in active markets for identical assets or liabilities.

Level 2 –	Valuation is based upon inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include option pricing models, discounted cash flow models and similar techniques.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2017

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). The objective of ASU 2017-09 is to provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 will be effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company has evaluated the impact that ASU 2017-09 will have on the Company’s financial statements, and concluded the implementation of ASU 2017-09 has no material impact on the financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases” (“ASU 2016-02”). The new standard creates Topic 842, Leases, in FASB Accounting Standards Codification (FASB ASC) and supersedes FASB ASC 840, Leases. ASU 2016-02 requires a lessee to recognize the assets and liabilities that arise from leases (operating and finance). However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election to not recognize lease assets and lease liabilities. The main difference between the existing guidance on accounting for leases and the new standard is that operating leases will now be recorded in the statement of financial position as assets and liabilities. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases and operating leases. ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating land lease arrangements for which it is the lessee. GAAP requires only capital (finance) leases to be recognized in the statement of financial position, and amounts related to operating leases largely are reflected in the financial statements as rent expense on the income statement and in disclosures to the financial statements. ASU 2016-02 is effective for annual reporting periods (including interim periods within those annual periods) beginning after December 15, 2018. Early adoption is permitted. The Company has engaged a professional services firm to assist in the implementation of ASU 2016-02. The Company anticipates that its retail leases where it is the lessor will continue to be accounted for as operating leases under the new standard. Therefore, the Company does not currently anticipate significant changes in the accounting for its lease revenues. The Company is also the lessee under various land lease arrangements and it will be required to recognize right of use assets and related lease liabilities on its consolidated balance sheets upon adoption. The Company will continue to evaluate the impact of adopting the new leases standard on its consolidated statements of income and comprehensive income and consolidated balance sheets.

In May 2014, with subsequent updates issued in August 2015 and March, April and May 2016, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update’s core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies are to use a five-step contract review model to ensure revenue is recognized, measured and disclosed in accordance with this principle. Those steps are (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to each performance obligation in the contract, and (v) recognize revenue when or as the entity satisfies a performance obligation.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2017

The Company has identified four main revenue streams of which three of them originate from lease contracts and will be subject to Leases ASU 2016-02, Topic 842 effective for annual reporting periods (including interim periods) beginning after December 15, 2018. The revenue streams are:

Revenue Recognition (ASU 2014-09, Topic 610-20):

•	Gain (loss) on sale of real estate properties

Leases (ASU 2016-02, Topic 842):

•	Rental revenues
•	Straight line rents
•	Tenant recoveries

As of January 1, 2018, the Company will be accounting for the sale of real estate properties under Subtopic 610-20 which provides for revenue recognition based on transfer of ownership. All properties were non-financial real estate assets and thus not businesses which were sold to non-customers with no performance obligations. During the year ended December 31, 2017, the Company sold real estate properties for net proceeds of $44.3 million, and a recorded net gain of $14.2 million.

Management has concluded that all of the Company’s material revenue streams falls outside of the scope of this guidance and currently recognizes revenue from its contracts with customers at a point in time and does not anticipate any changes. The Company intends to implement the standard under the modified retrospective method and does not anticipate any cumulative effect recognized in retained earnings at the date of adoption (January 1, 2018).

Note 3 – Real Estate Investments

Real Estate Portfolio

As of December 31, 2017, the Company owned 436 properties, with a total gross leasable area of approximately 8.7 million square feet. Net Real Estate Investments totaled $1.2 billion as of December 31, 2017. As of December 31, 2016, the Company owned 366 properties, with a total gross leasable area of 7.0 million square feet. Net Real Estate Investments totaled $950.3 million as of December 31, 2016.

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

As of December 31, 2017, the future minimum lease payments to be received under the terms of all non-cancellable tenant leases is as follows (in thousands):

For the Year Ending December 31,
2018	$114,983
2019	114,338
2020	112,189
2021	108,576
2022	104,531
Thereafter	682,299
Total	$1,236,916

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2017

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

Of these future minimum rents, approximately 6.5% of the total is attributable to Walgreens as of December 31, 2017. The loss of this tenant or the inability of them to pay rent could have an adverse effect on the Company’s business.

Deferred Revenue

As of December 31, 2017, and December 31, 2016, there was $1.8 million and $1.8 million, respectively, in deferred revenues resulting from rents paid in advance.

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

Land Lease Obligations

The Company is subject to land lease agreements for certain of its properties. Land lease expense was $0.7 million, $0.7 million, and $0.6 million for the years ending December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, future annual lease commitments under these agreements are as follows (in thousands):

For the Year Ending December 31,
2018	$641
2019	634
2020	632
2021	588
2022	505
Thereafter	7,342
Total	$10,342

Acquisitions

During 2017, the Company purchased 79 retail net lease assets for approximately $338.0 million, including acquisition and closing costs. These properties are located in 27 states and 100% leased to 49 different tenants operating in 22 unique retail sectors for a weighted average lease term of approximately 11.1 years. None of the Company’s investments during 2017 caused any new or existing tenant to comprise 10% or more of the Company’s total assets or generate 10% or more of the Company’s total annualized base rent at December 31, 2017.

The aggregate 2017 acquisitions were allocated approximately $94.1 million to land, $172.0 million to buildings and improvements, and $71.9 million to lease intangibles and other assets. The acquisitions were substantially all cash purchases and there was no contingent consideration associated with these acquisitions. In one acquisition, the Company assumed debt of $21.5 million.

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
December 31, 2017

The aggregate 2016 acquisitions were allocated approximately $84.3 million to land, $170.0 million to buildings and improvements, and $41.3 million to lease intangibles and other assets. The acquisitions were substantially all cash purchases and there was no contingent consideration associated with these acquisitions.

Developments

During the fourth quarter of 2017, construction continued or commenced on seven development and Partner Capital Solutions (“PCS”) projects with anticipated total project costs of approximately $41.3 million. The projects consist of the Company’s first PCS project with Art Van Furniture in Canton, Michigan; four development projects with Mister Car Wash; one Burger King development in North Ridgeville, Ohio; and the Company’s third project with Camping World in Grand Rapids, Michigan.

During the twelve months ended December 31, 2017, the Company had 11 development or PCS projects completed or under construction. Anticipated total costs for those projects are approximately $62.7 million and include the following completed or commenced projects:

Tenant	Location	Lease Structure	Lease Term	Actual or Anticipated Rent Commencement	Status
Camping World	Tyler, TX	Build-to-Suit	20 Years	Q1 2017	Completed
Burger King(1)	Heber, UT	Build-to-Suit	20 Years	Q1 2017	Completed
Camping World	Georgetown, KY	Build-to-Suit	20 Years	Q2 2017	Completed
Orchard Supply	Boynton Beach, FL	Build-to-Suit	15 Years	Q3 2017	Completed
Mister Car Wash	Urbandale, IA	Build-to-Suit	20 years	Q1 2018	Under Construction
Mister Car Wash	Bernalillo, NM	Build-to-Suit	20 years	Q1 2018	Under Construction
Art Van Furniture	Canton, MI	Build-to-Suit	20 years	Q1 2018	Under Construction
Burger King(2)	North Ridgeville, OH	Build-to-Suit	20 years	Q1 2018	Under Construction
Camping World	Grand Rapids, MI	Build-to-Suit	20 years	Q2 2018	Under Construction
Mister Car Wash	Orlando, FL	Build-to-Suit	20 years	Q3 2018	Under Construction
Mister Car Wash	Tavares, FL	Build-to-Suit	20 years	Q3 2018	Under Construction

Notes:

(1) Franchise restaurant operated by Meridian Restaurants Unlimited, L.C.

(2) Franchise restaurant operated by TOMS King, LLC.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2017

Dispositions

During 2017, the Company sold real estate properties for net proceeds of $44.3 million and a recorded net gain of $14.2 million (net of any expected losses on real estate held for sale).

During 2016, the Company sold real estate properties for net proceeds of $27.9 million and a recorded net gain of $10.0 million (net of any expected losses on real estate held for sale).

During 2015, the Company sold real estate properties for net proceeds of $28.1 million and a recorded net gain of $12.1 million (net of any expected losses on real estate held for sale).

Impairments

As a result of our review of Real Estate Investments we did not recognize any real estate impairment charges for the years ended December 31, 2017, 2016 and 2015.

Note 4 – Debt

In April 2015, FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the gross carrying amount of that debt liability, consistent with debt discounts. We adopted ASU 2015-03, effective March 31, 2016, and applied the guidance retrospectively to our Mortgage Notes Payable, Unsecured Term Loans and Senior Unsecured Notes for all periods presented. Unamortized debt issuance costs of approximately $2.8 million and $3.1 million are included as an offset to the respective debt balances as of December 31, 2017 and 2016, respectively (previously included in Unamortized Deferred Expenses on our Consolidated Balance Sheets).

As of December 31, 2017, we had total indebtedness of $522.4 million, including (i) $89.1 million of mortgage notes payable; (ii) $159.3 million of unsecured term loans; (iii) $260.0 million of senior unsecured notes; and (iv) $14.0 million of borrowings under our Credit Facility.

Mortgage Notes Payable

As of December 31, 2017, the Company had total gross mortgage indebtedness of $89.1 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $142.1 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 3.74% as of December 31, 2017 and 3.97% as of December 31, 2016.

In December 2017, the Company assumed an interest only mortgage note for $21.5 million with PNC Bank, National Association in connection with an acquisition. The mortgage note is due October 2019, secured by a multi-tenant property and has a fixed interest rate of 3.32%.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2017

Mortgages payable consisted of the following:

	December 31, 2017	December 31, 2016
(not presented in thousands)	(in thousands)
Note payable in monthly installments of interest only at LIBOR plus 160 basis points, swapped to a fixed rate of 2.49% with a balloon payment due April 4, 2018	$25,000	$25,000

Note payable in monthly installments of interest only at 3.32% per annum, with a balloon payment due October 2019	21,500	-

Note payable in monthly installments of $153,838, including interest at 6.90% per annum, with the final monthly payment due January 2020	3,573	5,114

Note payable in monthly installments of $23,004, including interest at 6.24% per annum, with a balloon payment of $2,781,819 due February 2020	2,963	3,049

Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 1, 2023	23,640	23,640

Note payable in monthly installments of $35,673, including interest at 5.01% per annum, with a balloon payment of $4,034,627 due September 2023	5,131	5,294

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026	7,288	7,910

Total principal	89,095	70,007
Unamortized debt issuance costs	(825)	(940)
Total	$88,270	$69,067

The mortgage loans encumbering our properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At December 31, 2017, there were no mortgage loans with partial recourse to us.

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

The Company was in compliance with covenant terms for all mortgages payable at December 31, 2017.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2017

Senior Unsecured Notes

The following table presents the Senior Unsecured Notes balance net of unamortized debt issuance costs as of December 31, 2017, and 2016 (in thousands):

	December 31, 2017	December 31, 2016

2025 Senior Unsecured Notes	$50,000	$50,000
2027 Senior Unsecured Notes	50,000	50,000
2028 Senior Unsecured Notes	60,000	60,000
2029 Senior Unsecured Notes	100,000	-
Total Principal	260,000	160,000

Unamortized debt issuance costs	(878)	(824)
Total	$259,122	$159,176

In May 2015, the Company completed a private placement of $100.0 million principal amount of senior unsecured notes. The senior unsecured notes were sold in two series; $50.0 million of 4.16% notes due May 2025 and $50.0 million of 4.26% notes due May 2027. The weighted average term of the senior unsecured notes is 11 years and the weighted average interest rate is 4.21%.

In July 2016, the Company entered into a note purchase agreement with institutional purchasers. Pursuant to the note purchase agreement, the Operating Partnership completed a private placement of $60.0 million aggregate principal amount of our 4.42% senior unsecured notes due July 2028. The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

In August 2017, the Company entered into a note purchase agreement with institutional purchasers. Pursuant to the note purchase agreement, the Operating Partnership completed a private placement of $100.0 million aggregate principal amount of our 4.19% senior unsecured notes due September 2029. The senior unsecured notes are guaranteed by the Company. The closing of the private placement was consummated in September 2017; and, on that date, the Operating Partnership issued the senior unsecured notes. The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

Unsecured Term Loan Facilities

The following table presents the Unsecured Term Loans balance net of unamortized debt issuance costs as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016

2019 Term Loan	$19,304	$20,044
2023 Term Loan	40,000	40,000
2024 Term Loans	100,000	100,000
Total Principal	159,304	160,044

Unamortized debt issuance costs	(1,133)	(1,365)
Total	$158,171	$158,679

The amended and restated credit agreement, described below, extended the maturity dates of the $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility (together, the “2024 Term Loan Facilities”) to January 2024. In connection with entering into the amended and restated credit agreement, the prior notes evidencing the existing $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at a variable LIBOR plus 165 to 235 basis points, depending on the Company's leverage ratio. The Company utilized existing interest rate swaps to effectively fix the LIBOR rate (refer to Note 8 – Derivative Instruments and Hedging Activity).

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2017

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures July 2023 (the “2023 Term Loan”).  Borrowings under the 2023 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage. The Company entered into an interest rate swap to fix LIBOR at 140 basis points until maturity.  As of December 31, 2017, $40.0 million was outstanding under the 2023 Term Loan, which was subject to an all-in interest rate of 3.05%.

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matures May 2019 (the “2019 Term Loan”).  Borrowings under the 2019 Term Loan are priced at LIBOR plus 170 basis points. In order to fix LIBOR on the 2019 Term Loan at 1.92% until maturity, the Company had an interest rate swap agreement in place, which was assigned by the lender under the Mortgage Note to the 2019 Term Loan lender.  As of December 31, 2017, $19.3 million was outstanding under the 2019 Term Loan bearing an all-in interest rate of 3.62%.

Senior Unsecured Revolving Credit Facility

In December 2016, the Company amended and restated the credit agreement that governs the Company's senior unsecured revolving credit facility and the Company's unsecured term loan facility to increase the aggregate borrowing capacity to $350.0 million. The agreement provides for a $250.0 million unsecured revolving credit facility, a $65.0 million unsecured term loan facility and a $35.0 million unsecured term loan facility (Referenced above as 2024 Term Loan Facilities). The unsecured revolving credit facility matures January 2021 with options to extend the maturity date to January 2022. The 2024 Term Loan Facilities mature January 2024. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement up to $500.0 million, subject to lender approval. Borrowings under the revolving credit facility bear interest at LIBOR plus 130 to 195 basis points, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 15 or 25 basis points of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of December 31, 2017 and December 31, 2016, the Company had $14.0 million of outstanding borrowings under the revolving credit facility, respectively, bearing weighted average interest rates of approximately 2.6% and 1.9%, respectively. As of December 31, 2017, $236.0 million was available for borrowing under the revolving credit facility and the Company was in compliance with the credit agreement covenants.

Concurrent with the amendment and restatement of the Company’s senior unsecured revolving credit facility, conforming changes were made to the 2023 Term Loan and 2019 Term Loan.

Debt Maturities

The following table presents scheduled principal payments related to our debt as of December 31, 2017 (in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
2018	$3,336	$25,000	$28,336
2019	2,751	40,044	42,795
2020	1,092	2,775	3,867
2021 (1)	998	14,000	14,998
2022	1,060	-	1,060
Thereafter	3,687	427,656	431,343
Total	$12,924	$509,475	$522,399

(1)	The balloon payment balance includes the balance outstanding under the Credit Facility as of December 31, 2017. The Credit Facility matures in January 2021, with options to extend the maturity for one year at the Company’s election, subject to certain conditions.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2017

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

During the year ended December 31, 2017, the Company issued 2,368,359 shares of common stock under its ATM program at an average price of $49.17, realizing gross proceeds of approximately $116.5 million. The Company had approximately $83.5 million remaining under the ATM program as of December 31, 2017.

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

In June 2017, the Company completed a follow-on underwritten offering of 2,415,000 shares of common stock. The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $108.0 million, after deducting the underwriting discount. The proceeds from the offering were used to repay borrowings under our revolving credit facility to fund property acquisitions and for general corporate purposes.

In October 2016, under a previously filed shelf registration, the Company completed a follow-on underwritten offering of 2,087,250 shares of common stock. The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $95.0 million after deducting the underwriting discount. The proceeds from the offering were used to repay borrowings under our revolving credit facility to fund property acquisitions and for general corporate purposes.

In May 2016, under a previously filed shelf registration, the Company completed a follow-on underwritten offering of 2,875,000 shares of common stock. The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $109.6 million after deducting the underwriting discount. The proceeds from the offering were used to repay borrowings under our revolving credit facility to fund property acquisitions and for general corporate purposes.

Note 6 – Dividends and Distribution Payable

The Company declared dividends of $2.025, $1.920 and $1.845 per share during the years ended December 31, 2017, 2016 and 2015; the dividends have been reflected for federal income tax purposes as follows:

For the Year Ended December 31,	2017	2016	2015
Ordinary Income	$1.695	$1.557	$1.519
Return of Capital	0.330	0.363	0.326

Total	$2.025	$1.920	$1.845

On December 5, 2017, the Company declared a dividend of $0.520 per share for the quarter ended December 31, 2017. The holders Operating Partnership Units were entitled to an equal distribution per Operating Partnership Unit held as of December 20, 2017. The dividends and distributions payable are recorded as liabilities in the Company's consolidated balance sheet at December 31, 2017. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners' non-controlling interest. These amounts were paid on January 3, 2018.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2017

Note 7 – Income Taxes (not presented in thousands)

The Company is subject to the provisions of Financial Accounting Standards Board Accounting Standard Codification 740-10 (“FASB ASC 740-10”) and has analyzed its various federal and state filing positions. The Company believes that its income tax filing positions and deductions are documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FASB ASC 740-10. The Company’s Federal income tax returns are open for examination by taxing authorities for all tax years after December 31, 2014. The Company has elected to record related interest and penalties, if any, as income tax expense on the consolidated statements of operations and comprehensive income.

For income tax purposes, the Company has certain TRS entities that have been established and in which certain real estate activities are conducted.

As of December 31, 2017 and 2016, the Company had accrued a deferred income tax liability in the amount of $475,000 and $705,000, respectively. This deferred income tax balance represents the federal and state tax effect of deferring income tax in 2007 on the sale of an asset under section 1031 of the Internal Revenue Code. This transaction was accrued within the TRS entities described above. During the years ended December 31, 2017 and 2016, the Company recognized net federal and state tax expense of approximately $227,000 and $157,000, respectively, which are included in general and administrative expenses in the consolidated statements of operations and comprehensive income.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect 2017, including but not limited to reducing the U.S. federal corporate rate from 35 percent to 21 percent. In connection with our initial analysis of the impact of the Tax Act, we have recorded a discrete net tax benefit related to one of the Company’s TRS entities reducing the deferred income tax liability by $230,000 in the period ending December 31, 2017. This is included in general and administrative expenses in the consolidated statements of operations and comprehensive income.

Note 8 – Derivative Instruments and Hedging Activity

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risk, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and, to a limited extent, the use of derivative instruments. For additional information regarding the leveling of our derivatives, (refer to Note 10 – Fair Value Measurements.)

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

In April 2012, the Company entered into an amortizing forward-starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.92%. The notional amount as of December 31, 2017 is $19.3 million. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of December 31, 2017, this interest rate swap was valued as a liability of approximately $0.0 million.

In December 2012, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $25.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 0.89%. This swap effectively converted $25.0 million of variable-rate borrowings to fixed-rate borrowings from December 6, 2012 to April 4, 2018. As of December 31, 2017, this interest rate swap was valued as an asset of approximately $0.0 million.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2017

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of December 31, 2017, this interest rate swap was valued as a liability of approximately $0.2 million.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of December 31, 2017, this interest rate swap was valued as a liability of approximately $0.1 million.

In September 2016, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of December 31, 2017, this interest rate swap was valued as an asset of approximately $1.5 million.

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated these derivative instruments as cash flow hedges. As such, the effective portion of changes in the fair value of the derivatives designated, and that qualify as cash flow hedges, is recorded as a component of Other Comprehensive Income (Loss). The ineffective portion of the change in fair value of the derivative instrument is recognized directly in interest expense. For the years ended December 31, 2017 and 2016, the Company has not recorded any hedge ineffectiveness in earnings. Amounts in Accumulated Other Comprehensive Income (Loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.2 million will be reclassified as an increase to interest expense.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
	December 31,	December 31,	December 31,	December 31,
Interest Rate Derivatives	2017	2016	2017	2016

Interest Rate Swap	5	5	$184,304	$185,044

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets (in thousands).

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2017

	Asset Derivatives
	December 31, 2017	December 31, 2016
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	$1,592	$1,409

	Liability Derivatives
	December 31, 2017	December 31, 2016
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	$242	$1,994

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and other comprehensive loss for the years ended December 31, 2017 and 2016 (in thousands).

Derivatives in Cash Flow Hedging Relationships	Amount of Income/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Income/(Loss) Reclassifed from Accumulated OCI into Income (Effective Portion)	Amount of Income/(Loss) Reclassified from Accumulated OCI into Expense (Effective Portion)

Twelve months ended December 31	2017	2016		2017	2016

Interest rate swaps	$1,935	$2,618	Interest Expense	$(1,495)	$(2,493)

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of December 31, 2017.

Credit-risk-related Contingent Features

The Company has agreements with two of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of December 31, 2017, the fair value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $0.2 million. As of December 31, 2017, the Company has not posted any collateral related to these net liability positions. If the Company had breached any of these provisions as of December 31, 2017, it could have been required to settle its obligations under the agreements at their termination value of $0.2 million.

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheets.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2017

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of December 31, 2017 and December 31, 2016. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the consolidated balance sheets (in thousands):

Offsetting of Derivative Assets

As of December 31, 2017

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,592	$-	$1,592	$(42)	$-	$1,550

Offsetting of Derivative Liabilities

As of December 31, 2017

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$242	$-	$242	$(42)	$-	$200

Offsetting of Derivative Assets

As of December 31, 2016

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,409	$-	$1,409	$(50)	$-	$1,359

Offsetting of Derivative Liabilities

As of December 31, 2016

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,994	$-	$1,994	$(50)	$-	$1,944

Note 9 – Discontinued Operations

There were no properties classified as discontinued operations for the years ended December 31, 2017, 2016 and 2015.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2017

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2017

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016 (in thousands):

	Total Fair Value	Level 2
December 31, 2017
Derivative assets - interest rate swaps	$1,592	$1,592
Derivative liabilities - interest rate swaps	$242	$242

December 31, 2016
Derivative assets - interest rate swaps	$1,409	$1,409
Derivative liabilities - interest rate swaps	$1,994	$1,994

The carrying values of cash and cash equivalents, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

The Company estimated the fair value of our debt based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt.  The discount rate used to calculate the fair value of debt approximates current lending rates for loans and assumes the debt is outstanding through maturity.  Since such amounts are estimates that are based on limited available market information for similar transactions, which is a Level 2 non-recurring measurement, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

Fixed rate debt (including variable rate debt swapped to fixed, excluding the value of the derivatives) with carrying values of $505.6 million and $386.9 million as of December 31, 2017 and December 31, 2016, respectively, had fair values of approximately $516.5 million and $401.4 million, respectively.  Variable rate debt’s fair value is estimated to be equal to the carrying values of $14.0 million as of December 31, 2017 and December 31, 2016.

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

No options were granted during 2017, 2016 or 2015.

Restricted common stock has been granted to certain employees under the 2014 Plan. As of December 31, 2017, there was $6.7 million of unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.5 years. The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The Company granted 88,466, 93,363 and 85,597 shares of restricted stock in 2017, 2016 and 2015, respectively to employees and Directors. The restricted shares vest over a five-year period based on continued service to the Company.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2017

Restricted share activity is summarized as follows (in thousands, except per share data):

	Shares Outstanding	Weighted Average Grant Date Fair Value

Unvested restricted stock at December 31, 2014	239	$26.24

Restricted stock granted	86	$33.46
Restricted stock vested	(80)	$25.13
Restricted stock forfeited	(32)	$29.54

Unvested restricted stock at December 31, 2015	213	$29.07

Restricted stock granted	93	$37.67
Restricted stock vested	(72)	$27.07
Restricted stock forfeited	(6)	$35.58

Unvested restricted stock at December 31, 2016	228	$33.02

Restricted stock granted	88	$48.59
Restricted stock vested	(78)	$30.95
Restricted stock forfeited	(11)	$39.68

Unvested restricted stock at December 31, 2017	227	$39.47

The intrinsic value of restricted shares redeemed was $1.1 millions, $0.7 million and $0.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 12 – Profit-Sharing Plan

The Company has a discretionary profit-sharing plan whereby it contributes to the plan such amounts as the Board of Directors of the Company determines. The participants in the plan cannot make any contributions to the plan. Contributions to the plan are allocated to the employees based on their percentage of compensation to the total compensation of all employees for the plan year. Participants in the plan become fully vested after six years of service. No contributions were made to the plan in 2017, 2016, or 2015.

Note 13 – Quarterly Financial Data (Unaudited)

The following summary represents the unaudited results of operations of the Company, expressed in thousands except per share amounts, for the periods from January 1, 2016 through December 31, 2017. Certain amounts have been reclassified to conform to the current presentation of discontinued operations:

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2017

	2017
	Three Months Ended
	March 31	June 30	September 30	December 31

Revenue	$26,560	$28,080	$30,387	$33,375

Net Income	$14,768	$15,067	$12,283	$16,672

Earnings per Share - diluted	$0.55	$0.56	$0.42	$0.55

	2016
	Three Months Ended
	March 31	June 30	September 30	December 31

Revenue	$20,224	$21,844	$24,161	$25,299

Net Income	$7,586	$10,828	$14,476	$12,906

Earnings per Share - diluted	$0.36	$0.48	$0.61	$0.50

Note 14 – Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations

Note 15 – Subsequent Events

In February 2018, the Company granted shares of restricted stock to employees under the 2014 Plan. The fair value of these grants was approximately $3.9 million. The grants were a mix of both Performance Shares and restricted shares that vest over a five-year period based on continued service to the Company.

There were no other reportable subsequent events or transactions as of February 22, 2018.

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2017

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which Depreciation in
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
Description	Encumbrance	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Acquisition	Statement is Computed
Real Estate Held for Investment
Borman Center, MI	-	550,000	562,404	1,087,596	550,000	1,650,000	2,200,000	1,650,000	1977	40 Years
Capital Plaza, KY	-	7,379	2,240,607	3,510,131	7,379	5,750,738	5,758,117	3,318,488	1978	40 Years
Grayling Plaza, MI	-	200,000	1,778,657	(46,867)	200,000	1,731,790	1,931,790	1,446,774	1984	40 Years
West Frankfort Plaza, IL	-	8,002	784,077	202,463	8,002	986,540	994,542	774,374	1982	40 Years
Omaha Store, NE	-	150,000	-	-	150,000	-	150,000	-	1995	40 Years
Wichita Store, KS	1,669,449	1,039,195	1,690,644	(48,910)	1,139,677	1,541,252	2,680,929	875,350	1995	40 Years
Monroeville, PA	-	6,332,158	2,249,724	(2,586,265)	3,153,890	2,841,727	5,995,617	1,153,029	1996	40 Years
Boynton Beach, FL	-	1,534,942	2,043,122	3,743,613	1,534,942	5,786,735	7,321,677	1,770,137	1996	40 Years
Waterford, MI	-	971,009	1,562,869	144,236	971,009	1,707,105	2,678,114	848,092	1997	40 Years
Chesterfield Township, MI	-	1,350,590	1,757,830	(46,164)	1,350,590	1,711,666	3,062,256	835,019	1998	40 Years
Grand Blanc, MI	-	1,104,285	1,998,919	43,929	1,104,285	2,042,848	3,147,133	967,706	1998	40 Years
Pontiac, MI	-	1,144,190	1,808,955	(113,506)	1,144,190	1,695,449	2,839,639	817,644	1998	40 Years
Mt Pleasant Shopping Ctr, MI	-	907,600	8,081,968	1,617,649	907,600	9,699,617	10,607,217	5,831,294	1998	40 Years
Rochester, MI	715,980	2,438,740	2,188,050	1,950	2,438,740	2,190,000	4,628,740	1,012,853	1999	40 Years
Ypsilanti, MI	646,668	2,050,000	2,222,097	32,641	2,050,000	2,254,738	4,304,738	1,013,770	1999	40 Years
Petoskey, MI	449,809	-	2,332,473	1,179	-	2,333,652	2,333,652	1,030,607	2000	40 Years
Flint, MI	678,466	2,026,625	1,879,700	(1,200)	2,026,625	1,878,500	3,905,125	798,371	2000	40 Years
Flint, MI	583,788	1,477,680	2,241,293	-	1,477,680	2,241,293	3,718,973	945,541	2001	40 Years
New Baltimore, MI	498,042	1,250,000	2,285,781	(16,503)	1,250,000	2,269,278	3,519,278	929,161	2001	40 Years
Flint, MI	2,393,334	1,729,851	1,798,091	660	1,729,851	1,798,751	3,528,602	706,346	2002	40 Years
Indianapolis, IN	-	180,000	1,117,617	119,931	180,000	1,237,548	1,417,548	457,876	2002	40 Years
Big Rapids, MI	-	1,201,675	2,014,107	(2,000)	1,201,675	2,012,107	3,213,782	742,007	2003	40 Years
Flint, MI	-	-	471,272	(201,809)	-	269,463	269,463	166,120	2003	20 Years
Canton Twp, MI	-	1,550,000	2,132,096	23,021	1,550,000	2,155,117	3,705,117	758,728	2003	40 Years
Flint, MI	2,773,830	1,537,400	1,961,674	-	1,537,400	1,961,674	3,499,074	678,493	2004	40 Years
Webster, NY	-	1,600,000	2,438,781	-	1,600,000	2,438,781	4,038,781	840,872	2004	40 Years
Albion, NY	-	1,900,000	3,037,864	-	1,900,000	3,037,864	4,937,864	996,804	2004	40 Years
Flint, MI	2,120,635	1,029,000	2,165,463	(6,666)	1,029,000	2,158,797	3,187,797	708,311	2004	40 Years
Lansing, MI	-	785,000	348,501	3,045	785,000	351,546	1,136,546	118,610	2004	40 Years
Boynton Beach, FL	-	1,569,000	2,363,524	3,911,082	1,569,000	6,274,606	7,843,606	857,122	2004	40 Years
Midland, MI	-	2,350,000	2,313,413	(79,235)	2,268,695	2,315,483	4,584,178	721,102	2005	40 Years
Grand Rapids, MI	-	1,450,000	2,646,591	-	1,450,000	2,646,591	4,096,591	816,032	2005	40 Years
Delta Township, MI	-	2,075,000	2,535,971	7,014	2,075,000	2,542,985	4,617,985	773,550	2005	40 Years
Roseville, MI	-	1,771,000	2,327,052	395	1,771,000	2,327,447	4,098,447	705,400	2005	40 Years
Mt Pleasant, MI	1,252,087	1,075,000	1,432,390	4,787	1,075,000	1,437,177	2,512,177	434,132	2005	40 Years
N Cape May, NJ	-	1,075,000	1,430,092	495	1,075,000	1,430,587	2,505,587	432,152	2005	40 Years
Summit Twp, MI	-	998,460	1,336,357	12,686	998,460	1,349,043	2,347,503	379,333	2006	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2017

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which
										Depreciation in
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
			Building and	Subsequent to		Building and		Accumulated	Date of	Statement is
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	Computed

Livonia, MI	-	1,200,000	3,441,694	817,589	1,200,000	4,259,283	5,459,283	1,097,512	2007	40 Years
Barnesville, GA	-	932,500	2,091,514	5,490	932,500	2,097,004	3,029,504	535,142	2007	40 Years
East Lansing, MI	-	240,000	54,531	(38,420)	240,000	16,111	256,111	12,337	2007	40 Years
Plainfield, IN	-	2,708,415	-	-	2,708,415	-	2,708,415	-	2007	40 Years
Macomb Township, MI	-	424,222	-	-	424,222	-	424,222	-	2008	40 Years
Brighton, MI	-	1,365,000	2,802,036	5,615	1,365,000	2,807,651	4,172,651	619,945	2009	40 Years
Southfield, MI	1,483,000	1,200,000	125,616	2,063	1,200,000	127,679	1,327,679	26,193	2009	40 Years
Atchison, KS	-	943,750	3,021,672	-	823,170	3,142,252	3,965,422	587,664	2010	40 Years
Johnstown, OH	2,384,927	485,000	2,799,502	-	485,000	2,799,502	3,284,502	524,908	2010	40 Years
Lake in the Hills, IL	-	2,135,000	3,328,560	-	1,690,000	3,773,560	5,463,560	701,982	2010	40 Years
Concord, NC	-	7,676,305	-	-	7,676,305	-	7,676,305	-	2010	40 Years
Antioch, IL	1,669,449	1,087,884	-	-	1,087,884	-	1,087,884	-	2010	40 Years
St Augustine Shores, FL	-	1,700,000	1,973,929	(4,754)	1,700,000	1,969,175	3,669,175	350,619	2010	40 Years
Mansfield, CT	2,170,284	700,000	1,902,191	508	700,000	1,902,699	2,602,699	338,917	2010	40 Years
Spring Grove, IL	2,313,000	1,191,199	-	968	1,192,167	-	1,192,167	-	2010	40 Years
Tallahassee, FL	1,628,000	-	1,482,462	-	-	1,482,462	1,482,462	260,972	2010	40 Years
Wilmington, NC	2,186,000	1,500,000	1,348,591	-	1,500,000	1,348,591	2,848,591	230,386	2011	40 Years
Marietta, GA	900,000	575,000	696,297	6,359	575,000	702,656	1,277,656	114,105	2011	40 Years
Baltimore, MD	2,534,000	2,610,430	-	(3,447)	2,606,983	-	2,606,983	-	2011	40 Years
Dallas, TX	1,844,000	701,320	778,905	1,042,730	701,320	1,821,635	2,522,955	281,357	2011	40 Years
Chandler, AZ	1,550,203	332,868	793,898	360	332,868	794,258	1,127,126	124,140	2011	40 Years
New Lenox, IL	1,192,464	1,422,488	-	-	1,422,488	-	1,422,488	-	2011	40 Years
Roseville, CA	4,752,000	2,800,000	3,695,455	(96,364)	2,695,636	3,703,455	6,399,091	586,317	2011	40 Years
Fort Walton Beach, FL	1,768,000	542,200	1,958,790	82,553	542,200	2,041,343	2,583,543	304,107	2011	40 Years
Leawood, KS	2,963,352	989,622	3,003,541	16,197	989,622	3,019,738	4,009,360	452,958	2011	40 Years
Salt Lake City, UT	4,948,724	-	6,810,104	(44,416)	-	6,765,688	6,765,688	1,050,325	2011	40 Years
Burton, MI	-	80,000	-	-	80,000	-	80,000	-	2011	0
Macomb Township, MI	1,793,000	1,605,134	-	-	1,605,134	-	1,605,134	-	2012	40 Years
Madison, AL	1,552,000	675,000	1,317,927	-	675,000	1,317,927	1,992,927	197,688	2012	40 Years
Walker, MI	887,000	219,200	1,024,738	-	219,200	1,024,738	1,243,938	147,306	2012	40 Years
Portland, OR	-	7,969,403	-	161	7,969,564	-	7,969,564	-	2012	40 Years
Cochran, GA	-	365,714	2,053,726	-	365,714	2,053,726	2,419,440	282,389	2012	40 Years
Baton Rouge, LA	1,073,217	-	1,188,322	-	-	1,188,322	1,188,322	165,870	2012	40 Years
Southfield, MI	-	1,178,215	-	-	1,178,215	-	1,178,215	-	2012	40 Years
Clifton Heights, PA	-	2,543,941	3,038,561	(3,105)	2,543,941	3,035,456	5,579,397	414,216	2012	40 Years
Newark, DE	-	2,117,547	4,777,516	(4,881)	2,117,547	4,772,635	6,890,182	651,329	2012	40 Years
Vineland, NJ	-	4,102,710	1,501,854	7,986	4,102,710	1,509,840	5,612,550	206,034	2012	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2017

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which
										Depreciation in
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
			Building and	Subsequent to		Building and		Accumulated	Date of	Statement is
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	Computed

Fort Mill, SC	-	750,000	1,187,380	-	750,000	1,187,380	1,937,380	160,790	2012	40 Years
Spartanburg, SC	-	250,000	765,714	4,387	250,000	770,101	1,020,101	103,114	2012	40 Years
Springfield, IL	-	302,520	653,654	10,255	302,520	663,909	966,429	88,027	2012	40 Years
Jacksonville, NC	-	676,930	1,482,748	-	676,930	1,482,748	2,159,678	197,699	2012	40 Years
Morrow, GA	-	525,000	1,383,489	(99,849)	525,000	1,283,640	1,808,640	169,103	2012	40 Years
Charlotte, NC	-	1,822,900	3,531,275	(572,344)	1,822,900	2,958,931	4,781,831	384,578	2012	40 Years
Lyons, GA	-	121,627	2,155,635	(103,392)	121,627	2,052,243	2,173,870	262,352	2012	40 Years
Fuquay-Varina, NC	-	2,042,225	1,763,768	(255,778)	2,042,225	1,507,990	3,550,215	192,173	2012	40 Years
Minneapolis, MN	-	1,088,015	345,958	(54,430)	826,635	552,908	1,379,543	69,836	2012	40 Years
Lake Zurich, IL	-	780,974	7,909,277	28,174	780,974	7,937,451	8,718,425	1,000,420	2012	40 Years
Lebanon, VA	-	300,000	612,582	20,380	300,000	632,962	932,962	84,862	2012	40 Years
Harlingen, TX	-	430,000	1,614,378	12,854	430,000	1,627,232	2,057,232	203,402	2012	40 Years
Wichita, TX	-	340,000	1,530,971	12,855	340,000	1,543,826	1,883,826	192,979	2012	40 Years
Pensacola, FL	-	650,000	1,165,415	12,854	650,000	1,178,269	1,828,269	147,282	2012	40 Years
Pensacola, FL	-	400,000	1,507,583	12,854	400,000	1,520,437	1,920,437	190,056	2012	40 Years
Venice, FL	-	1,300,196	-	4,892	1,305,088	-	1,305,088	-	2012	40 Years
St. Joseph, MO	-	377,620	7,639,521	-	377,620	7,639,521	8,017,141	939,024	2013	40 Years
Statham, GA	-	191,919	3,851,073	-	191,919	3,851,073	4,042,992	473,359	2013	40 Years
North Las Vegas, NV	-	214,552	717,435	-	214,552	717,435	931,987	87,437	2013	40 Years
Memphis, TN	-	322,520	748,890	-	322,520	748,890	1,071,410	90,494	2013	40 Years
Rancho Cordova, CA	-	1,339,612	-	-	1,339,612	-	1,339,612	-	2013	40 Years
Kissimmee, FL	-	1,453,500	971,683	-	1,453,500	971,683	2,425,183	115,388	2013	40 Years
Pinellas Park, FL	-	2,625,000	874,542	4,163	2,625,000	878,705	3,503,705	100,611	2013	40 Years
Manchester, CT	-	397,800	325,705	-	397,800	325,705	723,505	38,000	2013	40 Years
Rapid City, SD	-	1,017,800	2,348,032	-	1,017,800	2,348,032	3,365,832	271,490	2013	40 Years
Chicago, IL	-	272,222	649,063	2,451	272,222	651,514	923,736	74,558	2013	40 Years
Brooklyn, OH	-	3,643,700	15,079,714	14,207	3,643,700	15,093,921	18,737,621	1,696,705	2013	40 Years
Madisonville, TX	-	96,680	1,087,642	9,600	96,680	1,097,242	1,193,922	122,361	2013	40 Years
Baton Rouge, LA	-	271,400	1,086,434	-	271,400	1,086,434	1,357,834	119,959	2013	40 Years
Forest, MS	-	-	1,298,176	21,925	-	1,320,101	1,320,101	144,072	2013	40 Years
Sun Valley, NV	-	308,495	1,373,336	(51,008)	253,495	1,377,328	1,630,823	149,140	2013	40 Years
Rochester, NY	-	2,500,000	7,398,639	2,017	2,500,000	7,400,656	9,900,656	793,912	2013	40 Years
Allentown, PA	-	2,525,051	7,896,613	-	2,525,051	7,896,613	10,421,664	847,241	2013	40 Years
Casselberry, FL	-	1,804,000	793,101	-	1,804,000	793,101	2,597,101	87,572	2013	40 Years
Berwyn, IL	-	186,791	933,959	5,400	186,791	939,359	1,126,150	95,882	2013	40 Years
Grand Forks, ND	-	1,502,609	2,301,337	1,801,028	1,502,609	4,102,365	5,604,974	419,826	2013	40 Years
Ann Arbor, MI	7,089,196	3,000,000	4,595,757	277,040	3,000,000	4,872,797	7,872,797	496,807	2013	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2017

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which
										Depreciation in
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
			Building and	Subsequent to		Building and		Accumulated	Date of	Statement is
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	Computed

Joplin, MO	-	1,208,225	1,160,843	-	1,208,225	1,160,843	2,369,068	120,920	2013	40 Years
Red Bay, AL	-	38,981	2,528,437	3,856	38,981	2,532,293	2,571,274	200,459	2014	40 Years
Birmingham, AL	-	230,106	231,313	(297)	230,106	231,016	461,122	17,808	2014	40 Years
Birmingham, AL	-	245,234	251,339	(324)	245,234	251,015	496,249	19,350	2014	40 Years
Birmingham, AL	-	98,271	179,824	-	98,271	179,824	278,095	13,862	2014	40 Years
Birmingham, AL	-	235,641	127,477	(313)	235,641	127,164	362,805	9,804	2014	40 Years
Montgomery, AL	-	325,389	217,850	-	325,389	217,850	543,239	16,793	2014	40 Years
Littleton, CO	5,130,974	819,000	8,756,266	399	819,000	8,756,665	9,575,665	711,475	2014	40 Years
St Petersburg, FL	-	1,225,000	1,025,247	6,592	1,225,000	1,031,839	2,256,839	96,457	2014	40 Years
St Augustine, FL	-	200,000	1,523,230	-	200,000	1,523,230	1,723,230	123,762	2014	40 Years
East Palatka, FL	-	730,000	575,236	6,911	730,000	582,147	1,312,147	47,258	2014	40 Years
Pensacola, FL	-	136,365	398,773	-	136,365	398,773	535,138	30,739	2014	40 Years
Jacksonville, FL	-	299,312	348,862	12,497	299,312	361,359	660,671	27,073	2014	40 Years
Fort Oglethorpe, GA	-	1,842,240	2,844,126	7,307	1,842,240	2,851,433	4,693,673	279,183	2014	40 Years
New Lenox, IL	-	2,010,000	6,206,252	107,873	2,010,000	6,314,125	8,324,125	502,341	2014	40 Years
Rockford, IL	-	303,395	2,436,873	-	303,395	2,436,873	2,740,268	197,996	2014	40 Years
Indianapolis, IN	-	575,000	1,871,110	-	575,000	1,871,110	2,446,110	175,416	2014	40 Years
Terre Haute, IN	-	103,147	2,477,263	32,376	103,147	2,509,639	2,612,786	186,763	2014	40 Years
Junction City, KS	-	78,271	2,504,294	10,831	78,271	2,515,125	2,593,396	188,634	2014	40 Years
Baton Rouge, LA	-	226,919	347,691	-	226,919	347,691	574,610	26,801	2014	40 Years
Lincoln Park, MI	-	543,303	1,408,544	-	543,303	1,408,544	1,951,847	132,050	2014	40 Years
Novi, MI	-	1,803,857	1,488,505	22,490	1,803,857	1,510,995	3,314,852	113,290	2014	40 Years
Bloomfield Hills, MI	-	1,340,000	2,003,406	364,266	1,341,900	2,365,772	3,707,672	183,907	2014	40 Years
Moorehead, MN	-	511,645	870,732	8,369	511,645	879,101	1,390,746	69,547	2014	40 Years
Park Rapids, MN	-	413,151	706,884	5,925	413,151	712,809	1,125,960	56,396	2014	40 Years
Jackson, MS	-	256,789	172,184	-	256,789	172,184	428,973	13,273	2014	40 Years
Belton, MO	-	714,775	7,173,999	-	714,775	7,173,999	7,888,774	538,049	2014	40 Years
Great Falls, MT	-	945,765	753,222	12,712	945,765	765,934	1,711,699	57,435	2014	40 Years
Irvington, NJ	-	315,000	1,313,025	-	315,000	1,313,025	1,628,025	123,094	2014	40 Years
Fargo, ND	-	629,484	707,799	505,065	629,484	1,212,864	1,842,348	95,952	2014	40 Years
Jamestown, ND	-	234,545	1,158,486	8,499	234,545	1,166,985	1,401,530	92,337	2014	40 Years
Grand Forks, ND	-	540,658	813,776	7,714	540,658	821,490	1,362,148	64,990	2014	40 Years
Toledo, OH	-	500,000	1,372,363	(12)	500,000	1,372,351	1,872,351	128,657	2014	40 Years
Toledo, OH	-	155,250	762,500	72	155,250	762,572	917,822	65,131	2014	40 Years
Toledo, OH	-	213,750	754,675	-	213,750	754,675	968,425	64,462	2014	40 Years
Toledo, OH	-	168,750	785,000	16,477	168,750	801,477	970,227	68,289	2014	40 Years
Port Clinton, OH	-	75,000	721,100	-	75,000	721,100	796,100	61,595	2014	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2017

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which
										Depreciation in
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
			Building and	Subsequent to		Building and		Accumulated	Date of	Statement is
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	Computed

Mansfield, OH	-	306,000	725,600	-	306,000	725,600	1,031,600	61,978	2014	40 Years
Orville, OH	-	344,250	716,600	-	344,250	716,600	1,060,850	61,209	2014	40 Years
Akron, OH	-	427,750	715,700	-	427,750	715,700	1,143,450	61,133	2014	40 Years
Akron, OH	-	696,000	845,000	-	696,000	845,000	1,541,000	72,177	2014	40 Years
Hubbard, OH	-	204,000	726,500	-	204,000	726,500	930,500	62,056	2014	40 Years
Youngstown, OH	-	285,000	745,700	-	285,000	745,700	1,030,700	63,696	2014	40 Years
Calcutta, OH	-	208,050	758,750	1,462	208,050	760,212	968,262	64,852	2014	40 Years
Columbus, OH	-	-	1,136,250	2,795	-	1,139,045	1,139,045	94,688	2014	40 Years
Tulsa, OK	-	459,148	640,550	(16,477)	459,148	624,073	1,083,221	60,150	2014	40 Years
Ligonier, PA	-	330,000	5,021,849	(9,500)	330,000	5,012,349	5,342,349	428,699	2014	40 Years
Clarion, PA	-	121,200	771,500	-	121,200	771,500	892,700	65,900	2014	40 Years
Mercer, PA	-	121,200	770,000	-	121,200	770,000	891,200	65,772	2014	40 Years
Limerick, PA	-	369,000	-	-	369,000	-	369,000	-	2014	40 Years
Harrisburg, PA	-	124,757	1,446,773	11,175	124,757	1,457,948	1,582,705	109,264	2014	40 Years
Anderson, SC	-	781,200	4,441,535	-	781,200	4,441,535	5,222,735	434,901	2014	40 Years
Easley, SC	-	332,275	268,612	-	332,275	268,612	600,887	20,706	2014	40 Years
Spartanburg, SC	-	141,307	446,706	-	141,307	446,706	588,013	34,434	2014	40 Years
Spartanburg, SC	-	94,770	261,640	-	94,770	261,640	356,410	20,168	2014	40 Years
Columbia, SC	-	303,932	1,221,964	(13,830)	303,932	1,208,134	1,512,066	93,724	2014	40 Years
Alcoa, TN	-	329,074	270,719	-	329,074	270,719	599,793	20,868	2014	40 Years
Knoxville, TN	-	214,077	286,037	-	214,077	286,037	500,114	22,049	2014	40 Years
Red Bank, TN	-	229,100	302,146	-	229,100	302,146	531,246	23,290	2014	40 Years
New Tazewell, TN	-	91,006	328,561	5,074	91,006	333,635	424,641	25,015	2014	40 Years
Maryville, TN	-	94,682	1,529,621	27,243	94,682	1,556,864	1,651,546	116,399	2014	40 Years
Morristown, TN	-	46,404	801,506	4,990	46,404	806,496	852,900	60,479	2014	40 Years
Clinton, TN	-	69,625	1,177,927	11,564	69,625	1,189,491	1,259,116	89,200	2014	40 Years
Knoxville, TN	-	160,057	2,265,025	12,927	160,057	2,277,952	2,438,009	170,824	2014	40 Years
Sweetwater, TN	-	79,100	1,009,290	6,740	79,100	1,016,030	1,095,130	76,190	2014	40 Years
McKinney, TX	-	2,671,020	6,785,815	331	2,671,020	6,786,146	9,457,166	593,759	2014	40 Years
Forest Va	-	282,600	956,027	-	282,600	956,027	1,238,627	83,651	2014	40 Years
Colonial Heights, VA	-	547,692	1,059,557	(5,963)	547,692	1,053,594	1,601,286	81,218	2014	40 Years
Chester, VA	-	300,583	794,417	(3,777)	300,583	790,640	1,091,223	60,947	2014	40 Years
Midlothian, VA	-	232,337	802,602	(3,839)	232,337	798,763	1,031,100	61,573	2014	40 Years
Ashland, VA	-	426,396	965,925	(5,050)	426,396	960,875	1,387,271	74,070	2014	40 Years
Mecanicsville, VA	-	219,496	906,590	(4,225)	219,496	902,365	1,121,861	69,560	2014	40 Years
Glen Allen, VA	-	590,101	1,129,495	(6,867)	590,101	1,122,628	1,712,729	86,540	2014	40 Years
Burlington, WA	-	610,000	3,647,279	(4,602)	610,000	3,642,677	4,252,677	282,178	2014	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2017

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which
										Depreciation in
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
			Building and	Subsequent to		Building and		Accumulated	Date of	Statement is
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	Computed

Wausau, WI	-	909,092	1,405,899	-	909,092	1,405,899	2,314,991	123,015	2014	40 Years
Foley AL	-	305,332	506,203	-	305,332	506,203	811,535	38,893	2015	40 Years
Sulligent, AL	-	58,803	1,085,906	-	58,803	1,085,906	1,144,709	76,853	2015	40 Years
Eutaw, AL	-	103,746	1,212,006	2,935	103,746	1,214,941	1,318,687	85,982	2015	40 Years
Tallassee, AL	-	154,437	850,448	11,125	154,437	861,573	1,016,010	56,758	2015	40 Years
Orange Park, AL	-	649,652	1,775,000	-	649,652	1,775,000	2,424,652	103,542	2015	40 Years
Aurora, CO	-	976,865	1,999,651	1,743	976,865	2,001,394	2,978,259	104,236	2015	40 Years
Pace, FL	-	37,860	524,400	-	37,860	524,400	562,260	38,137	2015	40 Years
Pensacola, FL	-	309,607	775,084	(25)	309,607	775,059	1,084,666	56,326	2015	40 Years
Jacksonville Beach, FL	-	623,031	370,612	-	623,031	370,612	993,643	25,436	2015	40 Years
Freeport, FL	-	312,615	1,277,386	-	312,615	1,277,386	1,590,001	79,837	2015	40 Years
Glenwood, GA	-	29,489	1,027,370	-	29,489	1,027,370	1,056,859	70,586	2015	40 Years
Albany, GA	-	47,955	641,123	-	47,955	641,123	689,078	43,997	2015	40 Years
Belvidere, IL	-	184,136	644,492	-	184,136	644,492	828,628	44,196	2015	40 Years
Springfield, IL	-	680,045	2,870,606	-	680,045	2,870,606	3,550,651	191,373	2015	40 Years
Peru, IL	-	380,254	2,125,498	-	380,254	2,125,498	2,505,752	119,559	2015	40 Years
Davenport, IA	-	776,366	6,623,542	-	776,366	6,623,542	7,399,908	413,971	2015	40 Years
Le Mars, IA	-	53,198	613,534	(300,000)	53,198	313,534	366,732	38,346	2015	40 Years
Buffalo Center, IA	-	159,353	700,460	-	159,353	700,460	859,813	42,319	2015	40 Years
Sheffield, IA	-	131,794	729,543	-	131,794	729,543	861,337	44,077	2015	40 Years
Topeka, KS	-	1,853,601	12,427,839	12,465	1,853,601	12,440,304	14,293,905	880,135	2015	40 Years
Lenexa, KS	-	303,175	2,186,864	-	303,175	2,186,864	2,490,039	109,343	2015	40 Years
Tompkinsville , KY	-	70,252	1,132,033	-	70,252	1,132,033	1,202,285	80,116	2015	40 Years
Hazard, KY	-	8,392,841	13,731,648	(16,857)	8,375,591	13,732,041	22,107,632	686,597	2015	40 Years
DeQuincy, LA	-	114,407	1,881,056	4,725	114,407	1,885,781	2,000,188	133,295	2015	40 Years
Portland, MA	-	-	3,831,860	3,172	-	3,835,032	3,835,032	239,650	2015	40 Years
Flint, MI	-	120,078	2,561,015	20,490	120,078	2,581,505	2,701,583	129,075	2015	40 Years
Hutchinson, MN	-	67,914	720,799	-	67,914	720,799	788,713	43,548	2015	40 Years
Lowry City, MO	-	103,202	614,065	-	103,202	614,065	717,267	38,379	2015	40 Years
Branson, MO	-	564,066	940,585	175	564,066	940,760	1,504,826	50,957	2015	40 Years
Branson, MO	-	721,135	717,081	940	721,135	718,021	1,439,156	38,884	2015	40 Years
Enfield, NH	-	93,628	1,295,320	48,989	93,628	1,344,309	1,437,937	94,417	2015	40 Years
Marietta, OH	-	319,157	1,225,026	-	319,157	1,225,026	1,544,183	84,162	2015	40 Years
Lorain, OH	-	293,831	1,044,956	-	293,831	1,044,956	1,338,787	69,664	2015	40 Years
Franklin, OH	-	264,153	1,191,777	-	264,153	1,191,777	1,455,930	76,969	2015	40 Years
Elyria, OH	-	82,023	910,404	-	82,023	910,404	992,427	56,900	2015	40 Years
Elyria, OH	-	126,641	695,072	-	126,641	695,072	821,713	43,442	2015	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2017

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which
										Depreciation in
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
			Building and	Subsequent to		Building and		Accumulated	Date of	Statement is
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	Computed

Bedford Heights, OH	-	226,920	959,528	-	226,920	959,528	1,186,448	57,972	2015	40 Years
Newburgh Heights, OH	-	224,040	959,099	-	224,040	959,099	1,183,139	57,946	2015	40 Years
Warrensville Heights, OH	-	186,209	920,496	4,900	186,209	925,396	1,111,605	56,144	2015	40 Years
Heath, OH	-	325,381	757,994	135	325,381	758,129	1,083,510	41,065	2015	40 Years
Lima, OH	-	335,386	592,154	-	335,386	592,154	927,540	29,608	2015	40 Years
Elk City, OK	-	45,212	1,242,220	-	45,212	1,242,220	1,287,432	80,226	2015	40 Years
Salem, OR	-	1,450,000	2,951,167	1,346,640	1,450,000	4,297,807	5,747,807	214,887	2015	40 Years
Westfield, PA	-	47,346	1,117,723	-	47,346	1,117,723	1,165,069	81,400	2015	40 Years
Bloomsburg, PA	-	152,645	1,091,115	-	152,645	1,091,115	1,243,760	70,468	2015	40 Years
Altoona, PA	-	555,903	9,489,791	1,017	555,903	9,490,808	10,046,711	533,843	2015	40 Years
Grindstone, PA	-	288,246	500,379	-	288,246	500,379	788,625	25,019	2015	40 Years
Blythewood, SC	-	475,393	878,586	-	475,393	878,586	1,353,979	61,245	2015	40 Years
Columbia, SC	-	249,900	809,935	-	249,900	809,935	1,059,835	55,583	2015	40 Years
Liberty, SC	-	27,929	1,222,856	90	27,929	1,222,946	1,250,875	83,989	2015	40 Years
Blacksburg, SC	-	27,547	1,468,101	-	27,547	1,468,101	1,495,648	97,874	2015	40 Years
Easley, SC	-	51,325	1,187,506	-	51,325	1,187,506	1,238,831	76,693	2015	40 Years
Fountain Inn, SC	-	107,633	1,076,633	-	107,633	1,076,633	1,184,266	69,533	2015	40 Years
Walterboro, SC	-	21,414	1,156,820	-	21,414	1,156,820	1,178,234	74,711	2015	40 Years
Jackson, TN	-	277,000	495,103	-	277,000	495,103	772,103	24,755	2015	40 Years
Arlington, TX	-	494,755	710,416	-	494,755	710,416	1,205,171	51,508	2015	40 Years
Sweetwater, TX	-	626,578	652,127	-	626,578	652,127	1,278,705	47,551	2015	40 Years
Fort Worth, TX	-	2,999,944	6,198,198	-	2,999,944	6,198,198	9,198,142	413,214	2015	40 Years
Brenham, TX	-	355,486	17,280,895	581	355,486	17,281,476	17,636,962	1,152,060	2015	40 Years
Corpus Christi, TX	-	316,916	2,140,056	-	316,916	2,140,056	2,456,972	124,837	2015	40 Years
Harlingen, TX	-	126,102	869,779	-	126,102	869,779	995,881	50,737	2015	40 Years
Midland, TX	-	194,174	5,005,720	2,000	194,174	5,007,720	5,201,894	281,659	2015	40 Years
Rockwall, TX	-	578,225	1,768,930	210	578,225	1,769,140	2,347,365	88,452	2015	40 Years
Bluefield, VA	-	88,431	1,161,840	-	88,431	1,161,840	1,250,271	79,832	2015	40 Years
Princeton, WV	-	111,653	1,029,090	-	111,653	1,029,090	1,140,743	70,688	2015	40 Years
Beckley, WV	-	162,024	991,653	-	162,024	991,653	1,153,677	68,126	2015	40 Years
Martinsburg, WV	-	620,892	943,163	-	620,892	943,163	1,564,055	47,158	2015	40 Years
Grand Chute, WI	-	2,766,417	7,084,942	4,700	2,766,417	7,089,642	9,856,059	486,949	2015	40 Years
New Richmond, WI	-	71,969	648,850	-	71,969	648,850	720,819	40,553	2015	40 Years
Ashland, WI	-	142,287	684,545	-	142,287	684,545	826,832	41,358	2015	40 Years
Baraboo, WI	-	142,563	653,176	-	142,563	653,176	795,739	39,463	2015	40 Years
Mauston, WI	-	289,882	3,302,490	-	289,882	3,302,490	3,592,372	178,885	2015	40 Years
Decatur, AL	-	337,738	510,706	-	337,738	510,706	848,444	14,896	2016	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2017

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which
										Depreciation in
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
			Building and	Subsequent to		Building and		Accumulated	Date of	Statement is
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	Computed

Greenville, AL	-	203,722	905,780	9,911	203,722	915,691	1,119,413	22,849	2016	40 Years
Bullhead City, AZ	-	177,500	1,364,406	-	177,500	1,364,406	1,541,906	59,678	2016	40 Years
Page, AZ	-	256,982	1,299,283	-	256,982	1,299,283	1,556,265	56,844	2016	40 Years
Safford, AZ	-	349,269	1,196,307	-	349,269	1,196,307	1,545,576	42,239	2016	40 Years
Tuscon, AZ	-	3,208,580	4,410,679	-	3,208,580	4,410,679	7,619,259	165,400	2016	40 Years
Bentonville, AR	-	610,926	897,562	170	610,926	897,732	1,508,658	39,305	2016	40 Years
Sunnyvale, CA	-	7,351,903	4,638,432	735	7,351,903	4,639,167	11,991,070	183,437	2016	40 Years
Upland, CA	-	4,413,871	8,318,559	-	4,413,871	8,318,559	12,732,430	329,276	2016	40 Years
Whittier, CA	-	4,237,918	7,343,869	-	4,237,918	7,343,869	11,581,787	290,695	2016	40 Years
Aurora, CO	-	847,349	834,301	-	847,349	834,301	1,681,650	20,858	2016	40 Years
Aurora, CO	-	1,132,676	5,716,367	32,402	1,132,676	5,748,769	6,881,445	143,582	2016	40 Years
Evergreen, CO	-	1,998,860	3,827,245	-	1,998,860	3,827,245	5,826,105	151,495	2016	40 Years
Apopka, FL	-	1,996,995	3,456,839	14,303	1,996,995	3,471,142	5,468,137	136,863	2016	40 Years
Lakeland, FL	-	61,000	1,227,037	-	61,000	1,227,037	1,288,037	35,789	2016	40 Years
Mt Dora, FL	-	1,678,671	3,691,615	-	1,678,671	3,691,615	5,370,286	146,126	2016	40 Years
North Miami Beach, FL	-	1,622,742	512,717	10,328	1,622,742	523,045	2,145,787	13,022	2016	40 Years
Orlando, FL	-	903,411	1,627,159	(24,843)	903,411	1,602,316	2,505,727	53,319	2016	40 Years
Port Orange, FL	-	1,493,863	3,114,697	-	1,493,863	3,114,697	4,608,560	123,290	2016	40 Years
Royal Palm Beach, FL	-	2,052,463	956,768	-	2,052,463	956,768	3,009,231	33,886	2016	40 Years
Sarasota, FL	-	1,769,175	3,587,992	22,885	1,769,175	3,610,877	5,380,052	142,025	2016	40 Years
Venice, FL	-	281,936	1,291,748	-	281,936	1,291,748	1,573,684	42,966	2016	40 Years
Vero Beach, FL	-	4,469,033	-	-	4,469,033	-	4,469,033	-	2016	40 Years
Dalton, GA	-	211,362	220,927	-	211,362	220,927	432,289	8,263	2016	40 Years
Crystal Lake, IL	-	2,446,521	7,012,819	120	2,446,521	7,012,939	9,459,460	189,933	2016	40 Years
Glenwood, IL	-	815,483	970,108	-	815,483	970,108	1,785,591	28,295	2016	40 Years
Morris, IL	-	1,206,749	2,062,495	-	1,206,749	2,062,495	3,269,244	81,640	2016	40 Years
Wheaton, IL	-	447,291	751,458	-	447,291	751,458	1,198,749	31,311	2016	40 Years
Bicknell, IN	-	215,037	2,381,471	-	215,037	2,381,471	2,596,508	79,278	2016	40 Years
Fort Wayne, IN	-	711,430	1,258,357	-	711,430	1,258,357	1,969,787	60,296	2016	40 Years
Indianapolis, IN	-	734,434	970,175	-	734,434	970,175	1,704,609	42,443	2016	40 Years
Des Moines, IA	-	322,797	1,374,153	-	322,797	1,374,153	1,696,950	54,394	2016	40 Years
Frankfort, KY	-	-	514,277	-	-	514,277	514,277	17,699	2016	40 Years
DeRidder, LA	-	814,891	2,156,542	480	814,891	2,157,022	2,971,913	80,904	2016	40 Years
Lake Charles, LA	-	1,308,418	4,235,719	5,761	1,308,418	4,241,480	5,549,898	114,753	2016	40 Years
Shreveport, LA	-	891,872	2,058,257	-	891,872	2,058,257	2,950,129	77,194	2016	40 Years
Marshall, MI	-	339,813	-	-	339,813	-	339,813	-	2016	40 Years
Mt Pleasant, MI	-	-	511,282	(254)	-	511,028	511,028	12,777	2016	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2017

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which
										Depreciation in
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
			Building and	Subsequent to		Building and		Accumulated	Date of	Statement is
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	Computed

Norton Shores, MI	-	495,605	667,982	7,274	495,605	675,256	1,170,861	18,243	2016	40 Years
Portage, MI	-	262,181	1,102,990	-	262,181	1,102,990	1,365,171	39,064	2016	40 Years
Stephenson, MI	-	223,152	1,044,947	270	223,152	1,045,217	1,268,369	26,128	2016	40 Years
Sterling, MI	-	127,844	905,607	25,464	127,844	931,071	1,058,915	26,949	2016	40 Years
Cambridge, MN	-	536,812	1,334,601	-	536,812	1,334,601	1,871,413	52,828	2016	40 Years
Eagle Bend, MN	-	96,558	1,165,437	-	96,558	1,165,437	1,261,995	36,360	2016	40 Years
Brandon, MS	-	428,464	969,346	-	428,464	969,346	1,397,810	40,389	2016	40 Years
Clinton, MS	-	370,264	1,057,143	-	370,264	1,057,143	1,427,407	44,048	2016	40 Years
Columbus, MS	-	1,103,458	2,128,089	-	1,103,458	2,128,089	3,231,547	97,537	2016	40 Years
Flowood, MS	-	360,267	1,044,807	-	360,267	1,044,807	1,405,074	43,534	2016	40 Years
Holly Springs, MS	-	413,316	952,574	-	413,316	952,574	1,365,890	35,600	2016	40 Years
Jackson, MS	-	242,796	963,188	-	242,796	963,188	1,205,984	40,133	2016	40 Years
Jackson, MS	-	732,944	2,862,813	-	732,944	2,862,813	3,595,757	89,463	2016	40 Years
Meridian, MS	-	396,329	1,152,729	-	396,329	1,152,729	1,549,058	48,009	2016	40 Years
Pearl, MS	-	299,839	616,351	7,355	299,839	623,706	923,545	15,538	2016	40 Years
Ridgeland, MS	-	407,041	864,498	-	407,041	864,498	1,271,539	36,021	2016	40 Years
Bowling Green, MO	-	360,201	2,809,170	-	360,201	2,809,170	3,169,371	87,742	2016	40 Years
St Robert, MO	-	394,859	1,305,366	11,379	394,859	1,316,745	1,711,604	32,860	2016	40 Years
Hamilton, MT	-	558,047	1,083,570	442	558,047	1,084,012	1,642,059	29,356	2016	40 Years
Beatty, NV	-	198,928	1,265,084	8,051	198,928	1,273,135	1,472,063	39,669	2016	40 Years
Alamogordo, NM	-	654,965	2,716,166	143	654,965	2,716,309	3,371,274	84,842	2016	40 Years
Alamogordo, NM	-	524,763	941,615	7,522	524,763	949,137	1,473,900	25,660	2016	40 Years
Alcalde, NM	-	435,486	836,499	-	435,486	836,499	1,271,985	20,912	2016	40 Years
Cimarron, NM	-	345,693	1,236,437	7,613	345,693	1,244,050	1,589,743	33,647	2016	40 Years
La Luz, NM	-	487,401	835,455	-	487,401	835,455	1,322,856	22,627	2016	40 Years
Fayetteville, NC	-	1,267,529	2,527,462	16,292	1,267,529	2,543,754	3,811,283	68,794	2016	40 Years
Gastonia, NC	-	401,119	979,803	1,631	401,119	981,434	1,382,553	26,580	2016	40 Years
Devils Lake, ND	-	323,508	1,133,773	955	323,508	1,134,728	1,458,236	37,357	2016	40 Years
West Fargo, ND	-	789,855	600,976	255,626	789,855	856,602	1,646,457	20,383	2016	40 Years
Cambridge, OH	-	168,717	1,113,232	-	168,717	1,113,232	1,281,949	51,023	2016	40 Years
Columbus, OH	-	1,109,044	1,291,313	-	1,109,044	1,291,313	2,400,357	48,344	2016	40 Years
Grove City, OH	-	334,032	176,274	-	334,032	176,274	510,306	6,592	2016	40 Years
Lorain, OH	-	808,162	1,390,481	10,000	808,162	1,400,481	2,208,643	60,834	2016	40 Years
Reynoldsburg, OH	-	843,336	1,197,966	-	843,336	1,197,966	2,041,302	44,861	2016	40 Years
Springfield, OH	-	982,451	3,957,512	(3,500)	982,451	3,954,012	4,936,463	181,158	2016	40 Years
Ardmore, OK	-	571,993	1,590,151	-	571,993	1,590,151	2,162,144	62,945	2016	40 Years
Dillon, SC	-	85,896	1,697,160	-	85,896	1,697,160	1,783,056	81,322	2016	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2017

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which
										Depreciation in
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
			Building and	Subsequent to		Building and		Accumulated	Date of	Statement is
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	Computed

Jasper, TN	-	190,582	966,125	6,888	190,582	973,013	1,163,595	24,298	2016	40 Years
Austin, TX	-	4,986,082	5,179,446	9,988	4,986,082	5,189,434	10,175,516	248,182	2016	40 Years
Carthage, TX	-	597,995	1,965,290	-	597,995	1,965,290	2,563,285	73,705	2016	40 Years
Cedar Park, TX	-	1,386,802	4,656,229	-	1,386,802	4,656,229	6,043,031	184,309	2016	40 Years
Granbury, TX	-	944,223	2,362,540	-	944,223	2,362,540	3,306,763	88,603	2016	40 Years
Hemphill, TX	-	250,503	1,955,918	11,886	250,503	1,967,804	2,218,307	61,107	2016	40 Years
Lampasas, TX	-	245,312	1,063,701	-	245,312	1,063,701	1,309,013	39,883	2016	40 Years
Lubbock, TX	-	1,501,556	2,341,031	-	1,501,556	2,341,031	3,842,587	87,799	2016	40 Years
Odessa, TX	-	921,043	2,434,384	5,615	921,043	2,439,999	3,361,042	91,310	2016	40 Years
Port Arthur, TX	-	1,889,732	8,121,417	55	1,889,732	8,121,472	10,011,204	270,482	2016	40 Years
Tyler, TX	-	4,446,648	3,178,302	2,650	4,446,648	3,180,952	7,627,600	104,137	2016	40 Years
Farr West, UT	-	679,206	1,040,737	3,062	679,206	1,043,799	1,723,005	37,858	2016	40 Years
Provo, UT	-	1,692,785	5,874,584	40,450	1,692,785	5,915,034	7,607,819	208,176	2016	40 Years
St George, UT	-	313,107	1,009,161	13,030	313,107	1,022,191	1,335,298	44,151	2016	40 Years
Tappahannock, VA	-	1,076,745	14,904	-	1,076,745	14,904	1,091,649	526	2016	40 Years
Kirkland, WA	-	816,072	-	-	816,072	-	816,072	-	2016	40 Years
Manitowoc, WI	-	879,237	4,467,960	-	879,237	4,467,960	5,347,197	148,764	2016	40 Years
Oak Creek, WI	-	487,277	3,082,180	41,775	487,277	3,123,955	3,611,232	141,924	2016	40 Years
Oxford, AL	-	148,407	641,820	-	148,407	641,820	790,227	10,666	2017	40 Years
Oxford, AL	-	255,786	7,273,871	-	255,786	7,273,871	7,529,657	121,231	2017	40 Years
Oxford, AL	-	24,875	600,936	-	24,875	600,936	625,811	10,016	2017	40 Years
Jonesboro, AR	-	3,656,554	3,219,456	-	3,656,554	3,219,456	6,876,010	17,989	2017	40 Years
Lowell, AR	-	949,519	1,435,056	-	949,519	1,435,056	2,384,575	-	2017	40 Years
Southington, CT	-	1,088,181	1,287,837	-	1,088,181	1,287,837	2,376,018	-	2017	40 Years
Millsboro, DE	-	3,501,109	-	-	3,501,109	-	3,501,109	-	2017	40 Years
Jacksonville,FL	-	2,298,885	2,894,565	-	2,298,885	2,894,565	5,193,450	6,030	2017	40 Years
Orange Park, FL	-	214,858	2,304,095	-	214,858	2,304,095	2,518,953	28,769	2017	40 Years
Port Richey, FL	-	1,140,182	1,649,773	-	1,140,182	1,649,773	2,789,955	20,608	2017	40 Years
Americus, GA	-	1,318,463	-	-	1,318,463	-	1,318,463	-	2017	40 Years
Brunswick, GA	-	1,279,688	2,158,863	-	1,279,688	2,158,863	3,438,551	40,299	2017	40 Years
Brunswick, GA	-	126,335	1,626,530	-	126,335	1,626,530	1,752,865	3,389	2017	40 Years
Buford, GA	-	341,860	1,023,813	-	341,860	1,023,813	1,365,673	12,761	2017	40 Years
Carrollton, GA	-	597,465	886,644	-	597,465	886,644	1,484,109	9,152	2017	40 Years
Decatur, GA	-	558,859	1,429,106	-	558,859	1,429,106	1,987,965	2,977	2017	40 Years
Metter, GA	-	256,743	766,818	-	256,743	766,818	1,023,561	7,944	2017	40 Years
Villa Rica, GA	-	410,936	1,311,444	-	410,936	1,311,444	1,722,380	19,095	2017	40 Years
Chicago, IL	-	2,899,155	9,822,986	-	2,899,155	9,822,986	12,722,141	184,090	2017	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2017

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which
										Depreciation in
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
			Building and	Subsequent to		Building and		Accumulated	Date of	Statement is
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	Computed

Chicago, IL	-	2,081,151	5,197,315	-	2,081,151	5,197,315	7,278,466	97,078	2017	40 Years
Galesburg, IL	-	214,280	979,108	-	214,280	979,108	1,193,388	12,215	2017	40 Years
Mundelein, IL	-	1,238,743	-	-	1,238,743	-	1,238,743	-	2017	40 Years
Mundelein, IL	-	1,743,222	-	-	1,743,222	-	1,743,222	-	2017	40 Years
Mundelein, IL	-	1,803,068	-	-	1,803,068	-	1,803,068	-	2017	40 Years
Springfield, IL	-	574,805	1,554,786	-	574,805	1,554,786	2,129,591	-	2017	40 Years
Woodstock, IL	-	683,419	1,002,207	-	683,419	1,002,207	1,685,626	2,088	2017	40 Years
Frankfort, IN	-	50,458	2,008,275	-	50,458	2,008,275	2,058,733	33,471	2017	40 Years
Kokomo, IN	-	95,196	1,484,778	-	95,196	1,484,778	1,579,974	3,093	2017	40 Years
Nashville, IN	-	484,117	2,458,215	-	484,117	2,458,215	2,942,332	30,489	2017	40 Years
Roeland Park, KS	-	7,829,806	-	-	7,829,806	-	7,829,806	-	2017	40 Years
Georgetown, KY	-	1,996,456	6,315,768	-	1,996,456	6,315,768	8,312,224	85,869	2017	40 Years
Hopkinsville, KY	-	413,269	996,619	-	413,269	996,619	1,409,888	12,427	2017	40 Years
Salyersville, KY	-	289,663	906,455	-	289,663	906,455	1,196,118	13,182	2017	40 Years
Amite, LA	-	601,238	1,695,242	-	601,238	1,695,242	2,296,480	24,670	2017	40 Years
Bossier City, LA	-	797,899	2,925,864	-	797,899	2,925,864	3,723,763	6,096	2017	40 Years
Kenner, LA	-	323,188	859,298	-	323,188	859,298	1,182,486	5,324	2017	40 Years
Mandeville, LA	-	834,891	1,294,812	-	834,891	1,294,812	2,129,703	8,016	2017	40 Years
New Orleans, LA	-	-	6,846,313	-	-	6,846,313	6,846,313	85,529	2017	40 Years
Baltimore, MD	-	782,819	745,092	-	782,819	745,092	1,527,911	3,005	2017	40 Years
Canton, MI	-	3,655,296	-	-	3,655,296	-	3,655,296	-	2017	40 Years
Grand Rapids, MI	-	7,015,035	-	-	7,015,035	-	7,015,035	-	2017	40 Years
Bloomington, MN	-	1,491,302	-	-	1,491,302	-	1,491,302	-	2017	40 Years
Maplewood, MN	-	2,050,168	3,517,854	-	2,050,168	3,517,854	5,568,022	14,658	2017	40 Years
Monticello, MN	-	449,025	979,816	-	449,025	979,816	1,428,841	22,418	2017	40 Years
Mountain Iron, MN	-	177,918	1,139,849	-	177,918	1,139,849	1,317,767	14,227	2017	40 Years
Gulfport, MS	-	671,824	1,176,505	-	671,824	1,176,505	1,848,329	17,137	2017	40 Years
Jackson, MS	-	802,230	1,434,997	-	802,230	1,434,997	2,237,227	20,902	2017	40 Years
McComb, MS	-	67,026	685,426	-	67,026	685,426	752,452	8,519	2017	40 Years
Kansas City, MO	-	1,390,880	1,588,573	-	1,390,880	1,588,573	2,979,453	26,039	2017	40 Years
Springfield, MO	-	616,344	2,448,360	-	616,344	2,448,360	3,064,704	-	2017	40 Years
St. Charles, MO	-	736,242	2,122,426	-	736,242	2,122,426	2,858,668	39,777	2017	40 Years
St. Peters, MO	-	1,364,670	-	-	1,364,670	-	1,364,670	-	2017	40 Years
Boulder City, NV	-	566,639	993,399	-	566,639	993,399	1,560,038	12,341	2017	40 Years
Egg Harbor, NJ	-	520,510	1,087,374	-	520,510	1,087,374	1,607,884	20,361	2017	40 Years
Secaucus, NJ	21,500,000	19,915,781	17,306,541	-	19,915,781	17,306,541	37,222,322	-	2017	40 Years
Sewell, NJ	-	1,809,771	6,892,134	-	1,809,771	6,892,134	8,701,905	86,144	2017	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2017

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on Which
										Depreciation in
		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
			Building and	Subsequent to		Building and		Accumulated	Date of	Statement is
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	Computed

Santa Fe, NM	-	1,072,340	4,013,237	-	1,072,340	4,013,237	5,085,577	100,328	2017	40 Years
Statesville, NC	-	287,467	867,849	-	287,467	867,849	1,155,316	18,075	2017	40 Years
Jacksonville, NC	-	308,321	875,652	-	308,321	875,652	1,183,973	10,920	2017	40 Years
Minot, ND	-	928,796	1,619,726	-	928,796	1,619,726	2,548,522	23,551	2017	40 Years
Grandview Heights, OH	-	1,276,870	8,557,690	-	1,276,870	8,557,690	9,834,560	124,636	2017	40 Years
Hillard, OH	-	1,001,228	-	-	1,001,228	-	1,001,228	-	2017	40 Years
Edmond, OK	-	1,063,243	3,816,155	-	1,063,243	3,816,155	4,879,398	15,901	2017	40 Years
Oklahoma City, OK	-	868,648	1,820,174	-	868,648	1,820,174	2,688,822	14,952	2017	40 Years
Erie, PA	-	425,267	1,284,883	-	425,267	1,284,883	1,710,150	10,574	2017	40 Years
Pittsburgh, PA	-	692,454	2,509,358	-	692,454	2,509,358	3,201,812	31,190	2017	40 Years
Gaffney, SC	-	200,845	878,455	-	200,845	878,455	1,079,300	10,952	2017	40 Years
Sumter, SC	-	132,204	1,095,478	-	132,204	1,095,478	1,227,682	15,944	2017	40 Years
Chattanooga, TN	-	2,089,237	3,595,808	-	2,089,237	3,595,808	5,685,045	7,491	2017	40 Years
Etowah, TN	-	74,057	862,436	-	74,057	862,436	936,493	16,148	2017	40 Years
Memphis, TN	-	1,661,764	3,874,356	-	1,661,764	3,874,356	5,536,120	80,656	2017	40 Years
Alamo, TX	-	104,878	821,355	-	104,878	821,355	926,233	-	2017	40 Years
Andrews, TX	-	172,373	817,252	-	172,373	817,252	989,625	15,323	2017	40 Years
Arlington, TX	-	497,852	1,601,007	-	497,852	1,601,007	2,098,859	23,321	2017	40 Years
Canyon Lake, TX	-	382,522	1,026,179	-	382,522	1,026,179	1,408,701	-	2017	40 Years
Corpus Christi, TX	-	185,375	1,413,298	-	185,375	1,413,298	1,598,673	20,460	2017	40 Years
Fort Stockton, TX	-	185,474	1,186,339	-	185,474	1,186,339	1,371,813	17,267	2017	40 Years
Fort Worth, TX	-	1,016,587	4,622,507	-	1,016,587	4,622,507	5,639,094	28,820	2017	40 Years
Lufkin, TX	-	1,497,171	4,948,906	-	1,497,171	4,948,906	6,446,077	92,708	2017	40 Years
Heber, UT	-	367,013	1,204,635	-	367,013	1,204,635	1,571,648	24,186	2017	40 Years
Newport News, VA	-	2,458,053	5,390,475	-	2,458,053	5,390,475	7,848,528	76,330	2017	40 Years
Appleton, WI	-	417,249	1,525,582	-	417,249	1,525,582	1,942,831	18,935	2017	40 Years
Onalaska, WI	-	821,084	2,651,772	-	821,084	2,651,772	3,472,856	38,609	2017	40 Years

Subtotal	89,094,878	410,008,398	848,998,112	17,096,625	405,850,207	870,252,928	1,276,103,135	85,467,011

Property Under Development
Various	-	-	25,402,255	-	-	25,402,255	25,402,255	-	N/A	N/A
Sub Total	-	-	25,402,255	-	-	25,402,255	25,402,255	-

Total	$89,094,878	$410,008,398	$874,400,367	$17,096,625	$405,850,207	$895,655,183	$1,301,505,390	$85,467,011

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2016

1. Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2015 to December 31, 2017.

	2017	2016	2015

Balance at January 1	$1,019,956,329	$755,848,938	$589,147,012
Construction and acquisition cost	312,695,116	284,968,286	196,672,924
Impairment charge	-	-	-
Disposition of real estate	(31,146,055)	(20,860,895)	(29,970,998)
Reclassified as assets held for sale	(2,250,558)	-	-

Balance at December 31	$1,299,254,832	$1,019,956,329	$755,848,938

2. Reconciliation of Accumulated Depreciation

The following table reconciles the Real Estate Properties from January 1, 2015 to December 31, 2017.

	2017	2016	2015

Balance at January 1	$69,696,727	$56,401,423	$59,089,851
Current year depreciation expense	19,507,398	15,201,469	11,464,695
Disposition of real estate	(3,737,114)	(1,906,165)	(14,153,123)
Reclassified as assets held for sale	(228,397)	-	-

Balance at December 31	$85,238,614	$69,696,727	$56,401,423

3. Tax Basis of Building and Improvements

The aggregate cost of Building and Improvements for federal income tax purposes is approximately $38,194,000 less than the cost basis used for financial statement purposes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGREE REALTY CORPORATION

By:	/s/ Joel N. Agree	Date: February 22, 2018
Joel N. Agree
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned officers and directors of Agree Realty Corporation, hereby severally constitute Richard Agree, Joel N. Agree and Clayton Thelen, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Agree Realty Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of February 2018.

By:	/s/ Richard Agree	Date: February 22, 2018
Richard Agree
Executive Chairman of the Board of Directors

By:	/s/ Joel N. Agree	Date: February 22, 2018
Joel N. Agree
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Clayton Thelen	Date: February 22, 2018
Clayton Thelen
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

By:	/s/ Merrie S. Frankel	Date: February 22, 2018
Merrie S. Frankel
Director

By:	/s/ Farris G. Kalil	Date: February 22, 2018
Farris G. Kalil
Director

By:	/s/ John Rakolta	Date: February 22, 2018
John Rakolta Jr.
Director

By:	/s/ Jerome Rossi	Date: February 22, 2018
Jerome Rossi
Director

By:	/s/ William S. Rubenfaer	Date: February 22, 2018
William S. Rubenfaer
Director

By:	/s/ Leon M. Schurgin	Date: February 22, 2018
Leon M. Schurgin
Director

39