Form 10-Q
period 2018-03-31
AGREE REALTY CORP
filed 2018-04-23
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018, or

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

As of April 20, 2018, the Registrant had 31,033,259 shares of common stock, $0.0001 par value, outstanding.

AGREE REALTY CORPORATION

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	March 31,	December 31,
	2018	2017
	(Unaudited)

ASSETS
Real Estate Investments
Land	$426,937	$405,457
Buildings	922,433	868,396
Less accumulated depreciation	(89,503)	(85,239)
	1,259,867	1,188,614
Property under development	11,702	25,402
Net Real Estate Investments	1,271,569	1,214,016

Real Estate Held For Sale, net	7,696	2,420

Cash and Cash Equivalents	2,230	50,807

Cash Held in Escrows	8,874	7,975

Accounts Receivable - Tenants, net of allowance of $278 and $296 for possible losses at March 31, 2018 and December 31, 2017, respectively	17,947	15,477

Unamortized Deferred Expenses
Credit facility finance costs, net of accumulated amortization of $509 and $433 at March 31, 2018 and December 31, 2017, respectively	1,073	1,174

Leasing costs, net of accumulated amortization of $739 and $814 at March 31, 2018 and December 31, 2017, respectively	1,551	1,583

Lease intangibles, net of accumulated amortization of $47,000 and $41,390 at March 31, 2018 and December 31, 2017, respectively	208,663	195,158

Interest Rate Swaps	3,270	1,592

Other Assets, net	4,374	4,432

Total Assets	$1,527,247	$1,494,634

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)

LIABILITIES
Mortgage Notes Payable, net	$62,724	$88,270

Unsecured Term Loans, net	158,037	158,171

Senior Unsecured Notes, net	259,146	259,122

Unsecured Revolving Credit Facility	76,000	14,000

Dividends and Distributions Payable	16,318	16,303

Deferred Revenue	1,710	1,837

Accrued Interest Payable	2,726	3,412

Accounts Payable and Accrued Expenses
Capital expenditures	13	354
Operating	9,615	10,811

Lease intangibles, net of accumulated amortization of $13,175 and $11,357 at March 31, 2018 and December 31, 2017, respectively	27,523	30,350

Interest Rate Swaps	-	242

Deferred Income Taxes	475	475

Tenant Deposits	97	97

Total Liabilities	614,384	583,444

EQUITY
Common stock, $.0001 par value, 45,000,000 shares authorized, 31,033,259 and 31,004,900 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3	3
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized Series A junior participating preferred stock, $.0001 par value, 200,000 authorized, no shares issued and outstanding	-	-
Additional paid-in-capital	935,481	936,046
Dividends in excess of net income	(28,449)	(28,763)
Accumulated other comprehensive income (loss)	3,274	1,375

Total Equity - Agree Realty Corporation	910,309	908,661
Non-controlling interest	2,554	2,529
Total Equity	912,863	911,190

Total Liabilities and Equity	$1,527,247	$1,494,634

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenues
Minimum rents	$30,743	$24,014
Percentage rents	216	212
Operating cost reimbursement	3,564	2,344
Other	46	(10)
Total Revenues	34,569	26,560

Operating Expenses
Real estate taxes	2,377	1,808
Property operating expenses	1,516	797
Land lease expense	163	163
General and administrative	2,862	2,481
Depreciation and amortization	10,004	7,025
Total Operating Expenses	16,922	12,274

Income from Operations	17,647	14,286

Other (Expense) Income
Interest expense, net	(5,465)	(4,138)
Gain (loss) on sale of assets, net	4,598	4,742
Income tax expense	(50)	(122)
Other expense	(94)	-

Net Income	16,636	14,768

Less Net Income Attributable to Non-Controlling Interest	185	193

Net Income Attributable to Agree Realty Corporation	$16,451	$14,575

Net Income Per Share Attributable to Agree Realty Corporation
Basic	$0.53	$0.56
Diluted	$0.53	$0.56

Other Comprehensive Income
Net income	$16,636	$14,768
Other Comprehensive Income (Loss) - Change in Fair Value of Interest Rate Swaps	1,920	741
Total Comprehensive Income	18,556	15,509
Less Comprehensive Income Attributable to Non-Controlling Interest	206	203

Comprehensive Income Attributable to Agree Realty Corporation	$18,350	$15,306

Weighted Average Number of Common Shares Outstanding - Basic:	30,801,471	25,953,097

Weighted Average Number of Common Shares Outstanding - Diluted:	30,851,058	26,009,120

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	Income	Income (Loss)	Interest	Equity
Balance, December 31, 2017	31,004,900	$3	$936,046	$(28,763)	$1,375	$2,529	$911,190
Issuance of common stock, net of issuance costs	-	-	(93)	-	-	-	(93)
Repurchase of common shares	(22,071)	-	(1,074)	-	-	-	(1,074)
Issuance of restricted stock under the Omnibus Incentive Plan	50,841	-	-	-	-	-	-
Forfeiture of restricted stock	(411)	-	-	-	-	-	-
Vesting of restricted stock	-	-	602	-	-	-	602
Dividends and distributions declared for the period	-	-	-	(16,137)	-	(181)	(16,318)
Other comprehensive income (loss) - change in fair value of interest rate swaps	-	-	-	-	1,899	21	1,920
Net income	-	-	-	16,451	-	185	16,636
Balance, March 31, 2018	31,033,259	$3	$935,481	$(28,449)	$3,274	$2,554	$912,863

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash Flows from Operating Activities
Net income	$16,636	$14,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,676	4,510
Amortization	4,328	2,515
Amortization from financing and credit facility costs	267	241
Stock-based compensation	602	629
(Gain) loss on sale of assets	(4,598)	(4,742)
(Increase) decrease in accounts receivable	(2,817)	(1,608)
(Increase) decrease in other assets	82	(440)
Increase (decrease) in accounts payable and accrued expenses	(1,549)	(590)
Increase (decrease) in deferred revenue	(127)	(173)
Increase (decrease) in accrued interest	(686)	461
Net Cash Provided by Operating Activities	17,814	15,571

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(99,392)	(53,680)
Development of real estate investments and other assets (including capitalized interest of $144 in 2018 and $67 in 2017)	(4,843)	(2,937)
Payment of leasing costs	(10)	(389)
Net proceeds from sale of assets	20,044	10,182
Net Cash Used In Investing Activities	(84,201)	(46,824)

Cash Flows from Financing Activities
Proceeds/(purchases) from common stock offerings, net	(93)	150
Repurchase of common shares	(1,074)	(1,095)
Unsecured revolving credit facility borrowings	76,000	39,000
Unsecured revolving credit facility repayments	(14,000)	(24,000)
Payments of mortgage notes payable	(25,630)	(590)
Payments of unsecured term loans	(190)	(179)
Dividends paid	(16,122)	(12,952)
Distributions to Non-Controlling Interest	(181)	(172)
Payments for financing costs	(1)	(4)
Net Cash Provided by Financing Activities	18,709	158

Net Increase (Decrease) in Cash and Cash Equivalents	(47,678)	(31,095)
Cash and cash equivalents and restricted deposits, beginning of period	58,782	33,395
Cash and cash equivalents and restricted deposits, end of period	$11,104	$2,300

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$6,226	$3,618
Cash paid (refunded) for income tax	$324	$85

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued under equity incentive plans (in dollars)	$2,396	$3,648
Dividends and limited partners' distributions declared and unpaid	$16,318	$13,151

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Our assets are held by, and all of our operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 98.9% interest as of March 31, 2018. Under the partnership agreement of the Operating Partnership, Agree Realty Corporation, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the "Company," “Management,” "we,” “our” or "us" refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2018 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three months ended March 31, 2018 may not be indicative of the results that may be expected for the year ending December 31, 2018. Amounts as of December 31, 2017 included in the consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited consolidated financial statements, included herein, should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2017.

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

Reclassification

Certain reclassifications of prior period amounts have been made in the consolidated financial statements and footnotes in order to conform to the current presentation. Income tax expense is presented in Other (Expense) Income of the Consolidated Statement of Operations and Comprehensive Income. In previously filed reports, income tax expense was included in general and administrative expenses of the Consolidated Statement of Operations and Comprehensive Income.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Segment Reporting

The Company is primarily in the business of acquiring, developing and managing retail real estate which is considered to be one reporting segment. The Company has no other reporting segments.

Real Estate Investments

The Company records the acquisition of real estate at cost, including acquisition and closing costs. For properties developed by the Company, all direct and indirect costs related to planning, development and construction, including interest, real estate taxes and other miscellaneous costs incurred during the construction period, are capitalized for financial reporting purposes and recorded as property under development until construction has been completed. Assets are classified as held for sale based on specific criteria as outlined in ASC 360 Property, Plant and Equipment. Properties classified as held for sale are recorded at the lower of their carrying value or their fair value, less anticipated selling costs. Assets are generally classified as held for sale once management has actively engaged in marketing the asset and has received a firm purchase commitment that is expected to close within one year. Real estate held for sale consisted of the following as of (in thousands):

	March 31, 2018	December 31, 2017

Land	$2,525	$393
Buildings	5,837	1,857
Lease Intangibles	(458)	557
	7,904	2,807
Accumulated depreciation and amortization	(208)	(387)
	$7,696	$2,420

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, in-place lease intangibles are valued based on the Company’s estimates of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition. Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition and the Company’s estimate of current market lease rates for the property. The capitalized above- and below-market lease intangibles are amortized over the non-cancelable term of the lease unless the Company believes it is reasonably certain that the tenant will renew the lease for an option term in which case the Company amortizes the value attributable to the renewal over the renewal period.

The fair value of identified intangible assets and liabilities acquired is amortized to depreciation and amortization over the remaining term of the related leases.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We had $10.2 million and $57.5 million in cash and cash held in escrow as of March 31, 2018 and December 31, 2017, respectively, in excess of the FDIC insured limit.

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

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The Company’s leases provide for reimbursement from tenants for common area maintenance (“CAM”), insurance, real estate taxes and other operating expenses ("Operating Cost Reimbursement Revenue"). A portion of our Operating Cost Reimbursement Revenue is estimated each period and is recognized as revenue in the period the recoverable costs are incurred and accrued. Receivables from Operating Cost Reimbursement Revenue are included in our Accounts Receivable - Tenants line item in our consolidated balance sheets. The balance of unbilled Operating Cost Reimbursement Receivable at March 31, 2018 and December 31, 2017 was $2.1 million and $1.4 million, respectively.

In addition, many of the Company’s leases contain rent escalations for which we recognize revenue on a straight-line basis over the non-cancelable lease term.  This method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the Accounts Receivable - Tenants line item in our consolidated balance sheet. The balance of straight-line rent receivables at March 31, 2018 and December 31, 2017 was $13.6 million and $12.9 million, respectively.  To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from their tenants, which would reduce operating income.

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

The following schedule summarizes the Company’s amortization of deferred expenses for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017

Credit Facility Financing Costs	$101	$99
Leasing Costs	43	40
Lease Intangibles (Asset)	6,053	3,484
Lease Intangibles (Liability)	(1,818)	(1,056)
Total	$4,379	$2,567

The following schedule represents estimated future amortization of deferred expenses as of March 31, 2018 (in thousands):

Year Ending December 31,	2018
	(remaining)	2019	2020	2021	2022	Thereafter	Total

Credit Facility Financing Costs	$293	$380	$380	$20	$-	$-	$1,073
Leasing Costs	$140	$180	$205	$196	$187	$643	$1,551
Lease Intangibles (Asset)	$21,395	$20,654	$20,160	$19,450	$18,226	$108,778	$208,663
Lease Intangibles (Liability)	$(4,277)	$(4,245)	$(4,081)	$(3,671)	$(2,848)	$(8,401)	$(27,523)
Total	$17,551	$16,969	$16,664	$15,995	$15,565	$101,020	$183,764

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Earnings per Share

Earnings per share has been computed by dividing net income less net income attributable to unvested restricted shares by the weighted average number of common shares outstanding less unvested restricted shares. Diluted earnings per share is computed by dividing net income by the weighted average common shares and potentially dilutive common shares outstanding in accordance with the treasury stock method.

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended
	March 31, 2018	March 31, 2017
Weighted average number of common shares outstanding	31,013,545	26,182,994
Less: Unvested restricted stock	(212,074)	(229,897)
Weighted average number of common shares outstanding used in basic earnings per share	30,801,471	25,953,097

Weighted average number of common shares outstanding used in basic earnings per share	30,801,471	25,953,097
Effect of dilutive securities	49,587	56,023
Weighted average number of common shares outstanding used in diluted earnings per share	30,851,058	26,009,120

Forward Sale Agreement

In March 2018, we entered into a forward sale agreement to sell an aggregate of 3.5 million shares of our common stock at a public offering price of $48.00 per share, less issuance costs, underwriters’ discount, and further adjustments as provided for in the forward sale agreement.

To account for the forward sale agreement, we considered the accounting guidance governing financial instruments and derivatives and concluded that our forward sale agreement was not a liability as it did not embody obligations to repurchase our shares nor did it embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares. We then evaluated whether the agreement met the derivatives and hedging guidance scope exception to be accounted for as an equity instrument, and concluded that the agreement can be classified as an equity contract based on the following assessment: (i) none of the agreement’s exercise contingencies was based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreement from being indexed to our own stock.

We also considered the potential dilution resulting from the forward sale agreement on the earnings per share calculations. We will use the treasury method to determine the dilution resulting from the forward sale agreement during the period of time prior to settlement. The impact to our weighted-average shares – diluted for the three months ended March 31, 2018, was 13,599 weighted-average incremental shares.

Income Taxes (not presented in thousands)

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For the periods ending March 31, 2018 and December 31, 2017, the Company believes it has qualified as a REIT. Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

As of March 31, 2018, and December 31, 2017, the Company had accrued a deferred income tax liability in the amount of $475,000. This deferred income tax balance represents the federal and state tax effect of deferring income tax in 2007 on the sale of an asset under section 1031 of the Internal Revenue Code. This transaction was accrued within the TRS entities described above. For the three months ended March 31, 2018 and 2017, the Company recognized total federal and state tax expense of approximately $50,000 and $122,000, respectively.

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

In October 2016, the FASB issued ASU No. 2016-18, “Statements of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The objective of this standard is to provide specific guidance on cash flow classification issues and how to reduce diversity in the presentation of cash and restricted cash on the Statement of Cash Flow . The Company has adopted this standard as of January 1, 2018 and our Statement of Cash Flow has been prepared in conformance with ASU 2016-18 for all periods presented.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02 “Leases” (“ASU 2016-02”). The new standard creates Topic 842, Leases, in FASB Accounting Standards Codification (FASB ASC) and supersedes FASB ASC 840, Leases. ASU 2016-02 requires a lessee to recognize the assets and liabilities that arise from leases (operating and finance). However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The main difference between the existing guidance on accounting for leases and the new standard is that operating leases will now be recorded in the statement of financial position as assets and liabilities. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases and operating leases. ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating land lease arrangements for which it is the lessee. GAAP currently requires only capital (finance) leases to be recognized in the statement of financial position, and amounts related to operating leases largely are reflected in the financial statements as rent expense on the income statement and in disclosures to the financial statements. ASU 2016-02 is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018. Early adoption is permitted. The Company has engaged a professional services firm to assist in the implementation of ASU 2016-02. The Company anticipates that its retail leases where it is the lessor will continue to be accounted for as operating leases under the new standard. Therefore, the Company does not currently anticipate significant changes in the accounting for its lease revenues. The Company is also the lessee under various land lease arrangements and it will be required to recognize right of use assets and related lease liabilities on its consolidated balance sheets upon adoption. The Company will continue to evaluate the impact of adopting the new leases standard on its consolidated statements of income and comprehensive income and consolidated balance sheets.

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

Revenue Recognition (ASU 2017-05, Topic 610-20):

•	Gain (loss) on sale of real estate properties

Leases (ASU 2016-02, Topic 842):

•	Rental revenues
•	Straight line rents
•	Tenant recoveries

As of January 1, 2018, the Company began accounting for the sale of real estate properties under Subtopic 610-20 which provides for revenue recognition based on transfer of ownership. All properties were non-financial real estate assets and thus not businesses which were sold to noncustomers with no performance obligations subsequent to transfer of ownership. During the quarter ended March 31, 2018, the Company sold real estate properties for net proceeds of $20.0 million, and a recorded net gain of $4.6 million.

Management has concluded that all of the Company’s material revenue streams falls outside of the scope of this guidance. The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption. The Company selected the modified retrospective transition method as of the date of adoption effective January 1, 2018. Management has concluded that the majority of total revenues consist of rental income from leasing arrangements, which is specifically excluded from the standard. The Company analyzed its remaining revenue streams, inclusive of gains and losses on sales, and concluded there are no changes in revenue recognition with the adoption of the new standard. As such, adoption of the standard did not result in a cumulative adjustment recognized as of January 1, 2018, and the standard did not have a material impact on the Company’s consolidated balance sheets, results of operations and comprehensive income, equity or cash flows.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Note 3 – Real Estate Investments

Real Estate Portfolio

As of March 31, 2018, the Company owned 463 properties, with a total gross leasable area of approximately 8.9 million square feet. Net Real Estate Investments totaled $1.3 billion as of March 31, 2018. As of December 31, 2017, the Company owned 436 properties, with a total gross leasable area of 8.7 million square feet. Net Real Estate Investments totaled $1.2 billion as of December 31, 2017.

Acquisitions

During the three months ended March 31, 2018, the Company purchased 30 retail net lease assets for approximately $98.8 million, which includes acquisition and closing costs. These properties are located in 15 states and are leased for a weighted average lease term of approximately 13.6 years.

The aggregate acquisitions for the three months ended March 31, 2018 were allocated $25.4 million to land, $52.8 million to buildings and improvements, and $20.6 million to lease intangibles and other assets. The acquisitions were all cash purchases and there were no contingent considerations associated with these acquisitions.

None of the Company’s acquisitions during the first three months of 2018 caused any new or existing tenant to comprise 10% or more of its total assets or generate 10% or more of its total annualized base rent at March 31, 2018.

Developments

During the first quarter of 2018, construction continued or commenced on five development and Partner Capital Solutions (“PCS”) projects with anticipated total project costs of approximately $24.1 million. The projects consist of the Company’s first PCS project with ALDI in Chickasha, Oklahoma; two development projects with Mister Car Wash; the Company’s first project with Burlington Coat Factory in Nampa, Idaho; and the Company’s third project with Camping World in Grand Rapids, Michigan.

During the three months ended March 31, 2018, the Company had nine development or PCS projects completed or under construction. Anticipated total costs for those projects are approximately $50.8 million and include the following completed or commenced projects:

Tenant	Location	Lease Structure	Lease Term	Actual or Anticipated Rent Commencement	Status
Mister Car Wash	Urbandale, IA	Build-to-Suit	20 years	Q1 2018	Completed
Mister Car Wash	Bernalillo, NM	Build-to-Suit	20 years	Q1 2018	Completed
Burger King(1)	North Ridgeville, OH	Build-to-Suit	20 years	Q1 2018	Completed
Art Van Furniture	Canton, MI	Build-to-Suit	20 years	Q1 2018	Completed
Camping World	Grand Rapids, MI	Build-to-Suit	20 years	Q2 2018	Under Construction
Mister Car Wash	Orlando, FL	Build-to-Suit	20 years	Q3 2018	Under Construction
Mister Car Wash	Tavares, FL	Build-to-Suit	20 years	Q3 2018	Under Construction
ALDI	Chickasha, OK	Build-to-Suit	10 years	Q3 2018	Under Construction
Burlington Coat Factory	Nampa, ID	Build-to-Suit	15 years	Q3 2018	Under Construction

Notes:

(1) Franchise restaurant operated by TOMS King, LLC.

Dispositions

During the first quarter of 2018, the Company sold five real estate properties for net proceeds of $16.1 million and a recorded net gain of $3.6 million (net of any expected losses on real estate held for sale). In addition, a tenant exercised their option to purchase a store which had previously been ground leased from the Company. The option to purchase was exercised during the quarter for net proceeds of $3.9 million and recorded net gain of $1.0 million.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Note 4 – Debt

As of March 31, 2018, we had total indebtedness of $558.6 million, including (i) $63.5 million of mortgage notes payable; (ii) $159.1 million of unsecured term loans; (iii) $260.0 million of senior unsecured notes; and (iv) $76.0 million of borrowings under our Credit Facility.

Mortgage Notes Payable

As of March 31, 2018, the Company had total gross mortgage indebtedness of $63.5 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $110.5 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.21% as of March 31, 2018 and 3.74% as of December 31, 2017.

In December 2017, the Company assumed an interest only mortgage note for $21.5 million with PNC Bank, National Association in connection with an acquisition. The mortgage note is due October 2019, secured by a multi-tenant property and has a fixed interest rate of 3.32%.

	March 31, 2018	December 31, 2017
(not presented in thousands)	(in thousands)
Note payable in monthly installments of interest only at LIBOR plus 160 basis points, swapped to a fixed rate of 2.49%. A balloon payment in the amount of $25,000,000 was repaid on March 29, 2018	$-	$25,000

Note payable in monthly installments of interest only at 3.32% per annum, with a balloon payment due October 2019	21,500	21,500

Note payable in monthly installments of $153,838, including interest at 6.90% per annum, with the final monthly payment due January 2020	3,171	3,573

Note payable in monthly installments of $23,004, including interest at 6.24% per annum, with a balloon payment of $2,781,819 due February 2020	2,940	2,963

Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 1, 2023	23,640	23,640

Note payable in monthly installments of $35,673, including interest at 5.01% per annum, with a balloon payment of $4,034,627 due September 2023	5,088	5,131

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026	7,126	7,288

Total principal	63,465	89,095
Unamortized debt issuance costs	(741)	(825)
Total	$62,724	$88,270

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The mortgage loans encumbering our properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At March 31, 2018, there were no mortgage loans with partial recourse to us.

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

The Company was in compliance with covenant terms for all mortgages payable at March 31, 2018.

Senior Unsecured Notes

The following table presents the Senior Unsecured Notes balance net of unamortized debt issuance costs as of March 31, 2018, and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017

2025 Senior Unsecured Notes	$50,000	$50,000
2027 Senior Unsecured Notes	50,000	50,000
2028 Senior Unsecured Notes	60,000	60,000
2029 Senior Unsecured Notes	100,000	100,000
Total Principal	260,000	260,000

Unamortized debt issuance costs	(854)	(878)
Total	$259,146	$259,122

In May 2015, the Company and Operating Partnership completed a private placement of $100.0 million principal amount of senior unsecured notes. The senior unsecured notes were sold in two series; $50.0 million of 4.16% notes due May 2025 (the “2025 Senior Unsecured Notes”) and $50.0 million of 4.26% notes due May 2027(the “2027 Senior Unsecured Notes”). The weighted average term of the senior unsecured notes is 11 years and the weighted average interest rate is 4.21%. The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

In July 2016, the Company entered into a note purchase agreement with institutional purchasers. Pursuant to the note purchase agreement, the Operating Partnership completed a private placement of $60.0 million aggregate principal amount of our 4.42% senior unsecured notes due July 2028 (the “2028 Senior Unsecured Notes”). The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

In August 2017, the Company entered into a note purchase agreement with institutional purchasers. Pursuant to the note purchase agreement, the Operating Partnership completed a private placement of $100.0 million aggregate principal amount of our 4.19% senior unsecured notes due September 2029 (the “2029 Senior Unsecured Notes”). The senior unsecured notes are guaranteed by the Company. The closing of the private placement was consummated in September 2017; and, on that date, the Operating Partnership issued the senior unsecured notes. The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Unsecured Term Loan Facilities

The following table presents the Unsecured Term Loans balance net of unamortized debt issuance costs as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017

2019 Term Loan	$19,114	$19,304
2023 Term Loan	40,000	40,000
2024 Term Loans	100,000	100,000
Total Principal	159,114	159,304

Unamortized debt issuance costs	(1,077)	(1,133)
Total	$158,037	$158,171

The amended and restated credit agreement, described below, extended the maturity dates of the $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility (together, the “2024 Term Loan Facilities”) to January 2024. In connection with entering into the amended and restated credit agreement, the prior notes evidencing the existing $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at a variable LIBOR plus 165 to 235 basis points, depending on the Company's leverage ratio. The Company utilized existing interest rate swaps to effectively fix the LIBOR rate until maturity. As of March 31, 2018, $100.0 million was outstanding under the 2024 Term Loan Facilities bearing an all-in interest rate of 3.78%.

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures July 2023 (the “2023 Term Loan”).  Borrowings under the 2023 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage. The Company entered into an interest rate swap to fix LIBOR at 140 basis points until maturity.  As of March 31, 2018, $40.0 million was outstanding under the 2023 Term Loan, which was subject to an all-in interest rate of 3.05%.

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matures May 2019 (the “2019 Term Loan”).  Borrowings under the 2019 Term Loan are priced at LIBOR plus 170 basis points. In order to fix LIBOR on the 2019 Term Loan at 1.92% until maturity, the Company had an interest rate swap agreement in place, which was assigned by the lender under the Mortgage Note to the 2019 Term Loan lender.  As of March 31, 2018, $19.1 million was outstanding under the 2019 Term Loan bearing an all-in interest rate of 3.62%.

Senior Unsecured Revolving Credit Facility

In December 2016, the Company amended and restated the credit agreement that governs the Company's senior unsecured revolving credit facility and the Company's unsecured term loan facility to increase the aggregate borrowing capacity to $350.0 million. The agreement provides for a $250.0 million unsecured revolving credit facility, a $65.0 million unsecured term loan facility and a $35.0 million unsecured term loan facility (Referenced above as 2024 Term Loan Facilities). The unsecured revolving credit facility matures January 2021 with options to extend the maturity date to January 2022. The 2024 Term Loan Facilities mature January 2024. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement up to $500.0 million, subject to lender approval. Borrowings under the revolving credit facility bear interest at LIBOR plus 130 to 195 basis points, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 15 or 25 basis points of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of March 31, 2018, and December 31, 2017, the Company had $76.0 million and $14.0 million, of outstanding borrowings under the revolving credit facility, respectively, bearing weighted average interest rates of approximately 3.0% and 2.6%, respectively. As of March 31, 2018, $174.0 million was available for borrowing under the revolving credit facility and the Company was in compliance with the credit agreement covenants.

Concurrent with the amendment and restatement of the Company’s senior unsecured revolving credit facility, conforming changes were made to the 2023 Term Loan and 2019 Term Loan.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Debt Maturities

The following table presents scheduled principal payments related to our debt as of March 31, 2018 (in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2018	$2,517	$-	$2,517
2019	3,005	39,790	42,795
2020	1,100	2,767	3,867
2021 (1)	998	76,000	76,998
2022	1,060	-	1,060
Thereafter	3,686	427,656	431,342
Total	$12,366	$546,213	$558,579

(1)	The balloon payment balance includes the balance outstanding under the Credit Facility as of March 31, 2018. The Credit Facility matures in January 2021, with options to extend the maturity for one year at the Company’s election, subject to certain conditions.

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

During the three months ended March 31, 2018, the Company did not issue any shares of common stock under its ATM program. The Company had approximately $83.5 million remaining under the ATM program as of March 31, 2018.

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

In March 2018, the Company completed a follow-on public offering of 3,450,000 shares of common stock in connection with a forward sale agreement. Upon settlement, the offering, which included the full exercise of the underwriters’ option to purchase additional shares, is anticipated to raise net proceeds of approximately $162.9 million after deducting fees and expenses, and will be subject to certain adjustments as provided in the forward sales agreement. The Company has not received any proceeds from the sale of shares of its common stock by the forward purchaser. Selling common stock through the forward sale agreement enabled the Company to set the price of such shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the Company. The forward sale agreement expires on March 1, 2019.

Note 6 – Dividends and Distribution Payable

On February 27, 2018, the Company declared a dividend of $0.520 per share for the quarter ended March 31, 2018. The holders of limited partnership interests in the Operating Partnership (“OP Units”) were entitled to an equal distribution per OP Unit held as of March 30, 2018. The dividends and distributions payable were recorded as liabilities on the Company's consolidated balance sheet at March 31, 2018. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners' non-controlling interest. These amounts were paid on April 13, 2018.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

In April 2012, the Company entered into an amortizing forward-starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.92%. The notional amount as of March 31, 2018 is $19.1 million. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of March 31, 2018, this interest rate swap was valued as an asset of approximately $0.0 million.

In December 2012, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $25.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 0.89%. This swap effectively converted $25.0 million of variable-rate borrowings to fixed-rate borrowings from December 6, 2012 to April 4, 2018. As of March 31, 2018, this interest rate swap was valued as an asset of approximately $0.0 million.

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of March 31, 2018, this interest rate swap was valued as an asset of approximately $0.2 million.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of March 31, 2018, this interest rate swap was valued as an asset of approximately $0.8 million.

In September 2016, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of March 31, 2018, this interest rate swap was valued as an asset of approximately $2.3 million.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated these derivative instruments as cash flow hedges. As such, the effective portion of changes in the fair value of the derivatives designated, and that qualify as cash flow hedges, is recorded as a component of other comprehensive income (loss). The ineffective portion of the change in fair value of the derivative instrument is recognized directly in interest expense. For the three months ended March 31, 2018 and 2017, the Company has not recorded any hedge ineffectiveness in earnings. Amounts in Accumulated Other Comprehensive Income (Loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.3 million will be reclassified as a reduction to interest expense.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
	March 31,	December 31,	March 31,	December 31,
Interest Rate Derivatives	2018	2017	2018	2017

Interest Rate Swap	5	5	$184,114	$184,304

The table below presents the estimated fair value of the Company’s derivative financial instruments, as well as their classification in the consolidated balance sheets (in thousands).

	Asset Derivatives
	March 31, 2018	December 31, 2017
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	$3,270	$1,592

	Liability Derivatives
	March 31, 2018	December 31, 2017
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	$-	$242

The table below displays the effect of the Company’s derivative financial instruments in the consolidated statements of operations and other comprehensive loss for the three months ended March 31, 2018 and 2017 (in thousands).

	Derivatives in Cash Flow Hedging Relationships	Amount of Income/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Income/(Loss) Reclassifed from Accumulated OCI into Income (Effective Portion)	Amount of Income/(Loss) Reclassified from Accumulated OCI into Expense (Effective Portion)

Three months ended March 31		2018	2017		2018	2017

	Interest rate swaps	$1,920	$741	Interest Expense	$(94)	$(464)

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Credit-risk-related Contingent Features

The Company has agreements with two of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of March 31, 2018, the fair value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $1.0 million. As of March 31, 2018, the Company has not posted any collateral related to these net liability positions. If the Company had breached any of these provisions as of March 31, 2018, it could have been required to settle its obligations under the agreements at their termination value of $1.0 million.

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheets.

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of March 31, 2018 and December 31, 2017. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the consolidated balance sheets (in thousands):

Offsetting of Derivative Assets

As of March 31, 2018

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$3,270	$-	$3,270	$-	$-	$3,270

Offsetting of Derivative Liabilities

As of March 31, 2018

Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$-	$-	$-	$-	$-	$-

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

Note 8 – Discontinued Operations

There were no properties classified as discontinued operations for the three months ended March 31, 2018.

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

March 31, 2018

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

	Total Fair Value	Level 2
March 31, 2018
Derivative assets - interest rate swaps	$3,270	$3,270
Derivative liabilities - interest rate swaps	$-	$-

December 31, 2017
Derivative assets - interest rate swaps	$1,592	$1,592
Derivative liabilities - interest rate swaps	$242	$242

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

Fixed rate debt (including variable rate debt swapped to fixed, excluding the value of the derivatives) with carrying values of $479.9 million and $505.6 million as of March 31, 2018 and December 31, 2017, respectively, had fair values of approximately $483.5 million and $516.5 million, respectively.  Variable rate debt’s fair value is estimated to be equal to the carrying values of $76.0 million and $14.0 million as of March 31, 2018 and December 31, 2017, respectively.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Note 10 – Equity Incentive Plan

The Company estimates the fair value of restricted stock grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of March 31, 2018, there was $8.5 million of total unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.7 years. The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock.

The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

Restricted stock activity is summarized as follows:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value

Unvested restricted stock at December 31, 2017	227	$39.47

Restricted stock granted	50	$47.73
Restricted stock vested	(65)	$35.41
Restricted stock forfeited	-	$48.62

Unvested restricted stock at March 31, 2018	212	$42.74

Performance Shares

Equity compensation awarded February 23, 2018 for certain executive officers consisted of both performance shares and restricted stock. Performance shares are subject to a three-year performance period, at the conclusion of which, shares awarded are to be determined by the Company's total shareholder return compared to the MSCI US REIT Index and a defined peer group. Vesting of the performance shares following their issuance will occur ratably over a three-year period, with the initial vesting occurring immediately following the conclusion of the performance period such that all shares vest within five years of the original award date of February 23, 2018. The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model and compensation expense is amortized on a straight-line basis over a five-year period. Compensation expense related to performance shares is determined at the grant date and is not adjusted throughout the measurement or vesting periods.

As of March 31, 2018, there was $1.7 million of total unrecognized compensation costs related to the outstanding performance shares, which is expected to be recognized over a weighted average period of 4.9 years. The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of performance shares.

Note 11 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to March 31, 2018 through the date on which these financial statements were available to be issued to determine whether any of these events required disclosure in the financial statements. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Interim Consolidated Financial Statements of Agree Realty Corporation (the “Company”), including the respective notes thereto, which are included in this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Agree Realty Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project,” or similar expressions. Forward-looking statements in this report include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated expenditures of capital, and other matters. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations, include, but are not limited to: the global and national economic conditions and changes in general economic, financial and real estate market conditions; changes in our business strategy; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; our ability to re-lease space as leases expire; loss or bankruptcy of one or more of our major tenants; our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes and the limitations imposed on our business by our status as a REIT; and legislative or regulatory changes, including changes to laws governing REITs. The factors included in this report, including the documents incorporated by reference, and documents the Company subsequently files or furnishes with the SEC are not exhaustive and additional factors could cause actual results to differ materially from that described in the forward-looking statements. For a discussion of additional risk factors, see the factors included under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. All forward-looking statements are based on information that was available, and speak only, as of the date on which they were made. Except as required by law, the Company disclaims any obligation to review or update these forward–looking statements to reflect events or circumstances as they occur.

Overview

We are a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. We were founded in 1971 by our current Executive Chairman, Richard Agree, and our common stock was listed on the NYSE in 1994. Our assets are held by, and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 98.9% interest as of March 31, 2018.

As of March 31, 2018, our portfolio consisted of 463 properties located in 43 states and totaling approximately 8.9 million square feet of gross leasable area (“GLA”). As of March 31, 2018, our portfolio was approximately 99.7% leased and had a weighted average remaining lease term of approximately 10.3 years. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

First Quarter 2018 Highlights

During the three months ended March 31, 2018, the Company acquired 30 retail net lease assets for approximately $98.8 million, which includes acquisition and closing costs. These properties are located in 15 states and are 100% leased to 21 different tenants operating in 12 diverse retail sectors for a weighted average lease term of approximately 13.6 years. The underwritten weighted average capitalization rate on the Company’s first quarter 2018 acquisitions was approximately 7.2%.

During the first quarter of 2018, the Company sold five real estate properties for net proceeds of $16.1 million and a net gain of $3.6 million (net of any expected losses on real estate held for sale). In addition, a tenant exercised their option to purchase a store which had previously been ground leased from the Company. The option to purchase was exercised during the quarter for net proceeds of $3.9 million and recorded a net gain of $1.0 million.

Recent Accounting Pronouncements

Refer to Note 2 to the March 31, 2018 Interim Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company’s management to use judgment in the application of accounting policies, including making estimates and assumptions. Management bases estimates on the best information available at the time, its experience, and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting principles would have been applied, resulting in a different presentation of the interim consolidated financial statements. From time to time, the Company may re-evaluate its estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of the Company’s critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The Company has not made any material changes to these policies during the periods covered by this quarterly report.

Results of Operations

Comparison of Three Months Ended March 31, 2018 to Three Months Ended March 31, 2017

Minimum rental income increased $6.7 million, or 28%, to $30.7 million for the three months ended March 31, 2018, compared to $24.0 million for the three months ended March 31, 2017. Minimum rental income increased approximately $7.0 million due to increased property count, $0.7 million due to increased development activity, and was partially offset by a $1.2 million reduction due to disposition activity.

Percentage rents remained consistent with prior periods. The three months ended March 31, 2018 and 2017 totaled $0.2 million.

Operating cost reimbursements increased $1.3 million, or 52%, to $3.6 million for the three months ended March 31, 2018, compared to $2.3 million for the three months ended March 31, 2017. Operating cost reimbursements increased primarily due to increased property count, and higher levels of recoverable property operating expenses, including real estate taxes. The portfolio recovery rate increased to 92% for the three months ended March 31, 2018 compared to 90% for the three months ended March 31, 2017 due to the factors discussed above.

Other income remained consistent with prior periods. The three months ended March 31, 2018 and 2017 totaled $0.0 million.

Real estate taxes increased $0.6 million, or 31%, to $2.4 million for the three months ended March 31, 2018, compared to $1.8 million for the three months ended March 31, 2017. The increase was due to the ownership of additional properties in the first quarter of 2018 compared to the first quarter of 2017 for which we remit real estate taxes and are reimbursed by tenants.

Property operating expenses increased $0.7 million, or 90%, to $1.5 million for the three months ended March 31, 2018, compared to $0.8 million for the three months ended March 31, 2017. The increase was primarily due to the ownership of additional properties in the first quarter of 2018 compared to the first quarter of 2017 which contributed to higher property maintenance, utilities and insurance expenses. Our tenants subsequently reimbursed us for the majority of these expenses.

Land lease payments remained consistent at $0.2 million for the three months ended March 31, 2018 and 2017.

General and administrative expenses increased $0.3 million, or 10%, to $2.9 million for the three months ended March 31, 2018, compared to $2.6 million for the three months ended March 31, 2017. The increase was primarily the result of increased employee headcount and associated professional costs. General and administrative expenses as a percentage of total revenue decreased to 8.3% for in the first quarter of 2018 from 9.8% in the first quarter of 2017.

Depreciation and amortization increased $3.0 million, or 42%, to $10.0 for the three months ended March 31, 2018, compared to $7.0 million for the three months ended March 31, 2017. The increase was due to the ownership of additional properties in the first quarter of 2018 compared to the first quarter of 2017.

Interest expense increased $1.4 million, or 32%, to $5.5 million for the three months ended March 31, 2018, compared to $4.1 million for the three months ended March 31, 2017. The increase in interest expense was primarily a result of higher levels of borrowings to finance the acquisition and development of additional properties.

Income tax expense increase remained consistent at $0.1 million for the three months ended March 31, 2018 and  2017.

During the first quarter of 2018, the Company sold real estate properties for net proceeds of $20.0 million and recorded a net gain of $4.6 million (net of any expected losses on real estate held for sale).

We had no income from discontinued operations during the first quarter of 2018 or 2017.

Net Income increased $1.8 million, or 13%, to $16.6 million for the three months ended March 31, 2018, compared to $14.8 million for the three months ended March 31, 2017 for the reasons set forth above.

Liquidity and Capital Resources

Our principal demands for funds include payment of operating expenses, payment of principal and interest on our outstanding indebtedness, distributions to our shareholders and future property acquisitions and development.

We expect to meet our short-term liquidity requirements through cash provided from operations and borrowings under our revolving credit facility. As of March 31, 2018, available cash and cash equivalents was $2.2 million. As of March 31, 2018, we had $76.0 million outstanding on our revolving credit facility and $174.0 million was available for future borrowings, subject to our compliance with covenants. We anticipate funding our long-term capital needs through cash provided from operations, borrowings under our revolving credit facility, the issuance of debt and common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

In March 2018, the Company completed a follow-on public offering of 3,450,000 shares of common stock in connection with a forward sale agreement. The offering, which included the full exercise of the underwriters’ option to purchase additional shares, is anticipated to raise proceeds of approximately $163.1 million after deducting the underwriting discount. The Company has not received any proceeds from the sale of shares of its common stock by the forward purchaser. Selling common stock through the forward sale agreement enabled the Company to set the price of such shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the Company. The forward sale agreement expires on March 1, 2019.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Capitalization

As of March 31, 2018, the Company’s total market capitalization was approximately $2.1 billion. Market capitalization consisted of $1.5 billion of common equity (based on the March 29, 2018 closing price on the NYSE of $48.04 per common share and assuming the conversion of operating partnership units in the Operating Partnership (“OP units”) and $558.6 million of total gross debt, including (i) $63.5 million of mortgage notes payable; (ii) $159.1 million of unsecured term loans; (ii) $260.0 million of senior unsecured notes; and (iii) $76.0 million of borrowings under our revolving credit facility. Our ratio of total debt to total market capitalization was 27.0% at March 31, 2018.

At March 31, 2018, the non-controlling interest in the Operating Partnership represented ownership of 1.1% of the Operating Partnership. The OP Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged OP Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all OP Units, there would have been 31,380,878 shares of common stock outstanding at March 31, 2018.

Debt

The below table summarizes the Company’s outstanding debt for the periods ended March 31, 2018 and December 31, 2017 (in thousands):

	Interest		Principal Amount Outstanding
Senior Unsecured Revolving Credit Facility	Rate	Maturity	March 31, 2018	December 31, 2017
Credit Facility (1)	2.99%	January 2021	$76,000	$14,000
Total Credit Facility			$76,000	$14,000

Unsecured Term Loans (2)
2019 Term Loan	3.62%	May 2019	$19,114	$19,304
2023 Term Loan	3.05%	July 2023	40,000	40,000
2024 Term Loan Facility	3.74%	January 2024	65,000	65,000
2024 Term Loan Facility	3.85%	January 2024	35,000	35,000
Total Unsecured Term Loans			$159,114	$159,304

Senior Unsecured Notes (2)
2025 Senior Unsecured Notes	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Notes	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	September 2029	100,000	100,000
Total Senior Unsecured Notes			$260,000	$260,000

Mortgage Notes Payable (2)
Secured Term Loan	2.49%	March 2018	-	25,000
Single Asset Mortgage Loan	3.32%	October 2019	21,500	21,500
Portfolio Mortgage Loan	6.90%	January 2020	3,171	3,573
Single Asset Mortgage Loan	6.24%	February 2020	2,940	2,963
CMBS Portfolio Loan	3.60%	January 2023	23,640	23,640
Single Asset Mortgage Loan	5.01%	September 2023	5,088	5,131
Portfolio Credit Tenant Lease	6.27%	July 2026	7,126	7,288
Total Mortgage Notes Payable			$63,465	$89,095

Total Principal Amount Outstanding			$558,579	$522,399

(1) The annual interest rate of the Credit Facility assumes one month LIBOR as of March 31, 2018 of 1.88%.

(2) Interest rate includes the effects of variable interest rates that have been swapped to fixed interest rates.

Senior Unsecured Notes

In May 2015, the Company and Operating Partnership completed a private placement of $100.0 million principal amount of senior unsecured notes. The senior unsecured notes were sold in two series; $50.0 million of 4.16% notes due May 2025 (the “2025 Senior Unsecured Notes”) and $50.0 million of 4.26% notes due May 2027(the “2027 Senior Unsecured Notes”). The weighted average term of the senior unsecured notes is 11 years and the weighted average interest rate is 4.21%. The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

In July 2016, the Company entered into a note purchase agreement with institutional purchasers. Pursuant to the note purchase agreement, the Operating Partnership completed a private placement of $60.0 million aggregate principal amount of our 4.42% senior unsecured notes due July 2028 (the “2028 Senior Unsecured Notes”). The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

In August 2017, the Company entered into a note purchase agreement with institutional purchasers. Pursuant to the note purchase agreement, the Operating Partnership completed a private placement of $100.0 million aggregate principal amount of our 4.19% senior unsecured notes due September 2029 (the “2029 Senior Unsecured Notes”). The senior unsecured notes are guaranteed by the Company. The closing of the private placement was consummated in September 2017; and, on that date, the Operating Partnership issued the senior unsecured notes. The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

Unsecured Term Loan Facilities

The amended and restated credit agreement, described below, extended the maturity dates of the $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility (together, the “2024 Term Loan Facilities”) to January 2024. In connection with entering into the amended and restated credit agreement, the prior notes evidencing the existing $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at a variable LIBOR plus 165 to 235 basis points, depending on the Company's leverage ratio. The Company utilized existing interest rate swaps to effectively fix the LIBOR rate until maturity. As of March 31, 2018, $100.0 million was outstanding under the 2024 Term Loan Facilities bearing an all-in interest rate of 3.78%.

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures July 2023 (the “2023 Term Loan”).  Borrowings under the 2023 Term Loan are priced at LIBOR plus 165 to 225 basis points, depending on the Company’s leverage. The Company entered into an interest rate swap to fix LIBOR at 140 basis points until maturity.  As of March 31, 2018, $40.0 million was outstanding under the 2023 Term Loan, which was subject to an all-in interest rate of 3.05%.

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matures May 2019 (the “2019 Term Loan”).  Borrowings under the 2019 Term Loan are priced at LIBOR plus 170 basis points. In order to fix LIBOR on the 2019 Term Loan at 1.92% until maturity, the Company had an interest rate swap agreement in place, which was assigned by the lender under the Mortgage Note to the 2019 Term Loan lender.  As of March 31, 2018, $19.1 million was outstanding under the 2019 Term Loan bearing an all-in interest rate of 3.62%.

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

Mortgage Notes Payable

As of March 31, 2018, the Company had total gross mortgage indebtedness of $63.5 million, with a weighted average term to maturity of 3.8 years. Including our mortgages that have been swapped to a fixed interest rate, our weighted average interest rate on mortgage debt was 4.21%.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2018 (in thousands):

		Remainder of
	Total	2018	2019-2020	2021-20222	Thereafter
Mortgage Notes Payable	$63,465	$1,946	$28,118	$2,058	$31,343
Revolving Credit Facility	76,000	-	-	76,000	-
Unsecured Term Loans	159,114	571	18,543	-	140,000
Senior Unsecured Notes	260,000	-	-	-	260,000
Land Lease Obligations	10,580	505	1,347	1,175	7,553
Estimated Interest Payments on Outstanding Debt	154,614	16,242	40,705	34,918	62,749
Total	$723,773	$19,264	$88,713	$114,151	$501,645

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

Dividends

During the quarter ended March 31, 2018, we declared a quarterly dividend of $0.520 per share. The cash dividend was paid on April 13, 2018 to holders of record on March 30, 2018.

Inflation

The Company’s leases typically contain provisions to mitigate the adverse impact of inflation on its results of operations. Tenant leases generally provide for limited increases in rent as a result of fixed increases or increases in the consumer price index. Certain Company leases contain clauses enabling it to receive percentage rents based on tenants’ gross sales, which generally increase as prices rise. During times when inflation is greater than increases in rent, rent increases will not keep up with the rate of inflation.

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

The following table provides a reconciliation from net income to FFO for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
Reconciliation from Net Income to Funds from Operations	March 31, 2018	March 31, 2017
Net income	$16,636	$14,768
Depreciation of real estate assets	5,654	4,484
Amortization of leasing costs	44	42
Amortization of lease intangibles	4,284	2,474
Gain on sale of assets	(4,598)	(4,742)
Funds from Operations	$22,020	$17,026

Funds from Operations Per Share - Diluted	$0.71	$0.65

Weighted average shares and OP units outstanding
Basic	31,149,090	26,300,716
Diluted	31,198,677	26,356,739

The following table provides a reconciliation from net income to AFFO for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
Reconciliation from Net Income to Adjusted Funds from Operations	March 31, 2018	March 31, 2017
Net income	$16,636	$14,768
Cumulative adjustments to calculate FFO	5,384	2,258
Funds from Operations	$22,020	$17,026
Straight-line accrued rent	(1,113)	(808)
Stock based compensation expense	692	683
Amortization of financing costs	166	142
Non-real estate depreciation	22	25
Adjusted Funds from Operations	$21,787	$17,068

Adjusted Funds from Operations Per Share - Diluted	$0.70	$0.65

Additional supplemental disclosure
Scheduled principal repayments	$820	$769
Capitalized interest	$144	$67
Capitalized building improvements	$34	$15

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

($ in thousands)
	2018	2019	2020	2021	2022	Thereafter	Total
Mortgage Notes Payable	$1,946	$24,251	$3,867	$998	$1,060	$31,343	$63,465
Average Interest Rate	6.59%	3.69%	6.21%	6.02%	6.02%	3.86%

Unsecured Revolving Credit Facility	$-	$-	$-	$76,000	$-	$-	$76,000
Average Interest Rate				2.99%

Unsecured Term Loans	$571	$18,543	$-	$-	$-	$140,000	$159,114
Average Interest Rate	5.01%	5.01%				3.57%

Senior Unsecured Notes	$-	$-	$-	$-	$-	$260,000	$260,000
Average Interest Rate						4.25%

The fair value is estimated at $63.6 million, $155.0 million and $262.0 million for mortgage notes payable, unsecured term loans and senior unsecured notes, respectively, as of March 31, 2018.

The table above incorporates those exposures that exist as of March 31, 2018; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In April 2012, the Company entered into an amortizing forward-starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.92%. The notional amount as of March 31, 2018 is $19.1 million. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of March 31, 2018, this interest rate swap was valued as an asset of approximately $0.0 million.

In December 2012, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $25.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 0.89%. This swap effectively converted $25.0 million of variable-rate borrowings to fixed-rate borrowings from December 6, 2012 to April 4, 2018. As of March 31, 2018, this interest rate swap was valued as an asset of approximately $0.0 million.

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of March 31, 2018, this interest rate swap was valued as a asset of approximately $0.2 million.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of March 31, 2018, this interest rate swap was valued as an asset of approximately $0.8 million.

In September 2017, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2017 to July 1, 2023. As of March 31, 2018, this interest rate swap was valued as an asset of approximately $2.3 million.

We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of March 31, 2018.

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

We are not presently involved in any material litigation nor, to our knowledge, is any other material litigation threatened against us, except for routine material litigation arising in the ordinary course of business which is expected to be covered by our liability insurance.

Item 1A.	Risk Factors

There have been no material changes from our risk factors set forth under Item 1A of Part 1 of our most recently filed Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Clayton R. Thelen, Chief Financial Officer

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Clayton R. Thelen, Chief Financial Officer

*101	The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Agree Realty Corporation

/s/ JOEL N. AGREE
Joel N. Agree
President and Chief Executive Officer

/s/ CLAYTON R. THELEN
Clayton R. Thelen
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Date: April 23, 2018

