Form 10-Q
period 2018-06-30
AGREE REALTY CORP
filed 2018-07-23
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018, or

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

Yes ☐                No ☒

As of July 20, 2018, the Registrant had 31,033,259 shares of common stock, $0.0001 par value, issued and outstanding.

AGREE REALTY CORPORATION

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	June 30,	December 31,
	2018	2017
	(Unaudited)

ASSETS
Real Estate Investments
Land	$444,001	$405,457
Buildings	963,182	868,396
Less accumulated depreciation	(93,376)	(85,239)
	1,313,807	1,188,614
Property under development	10,411	25,402
Net Real Estate Investments	1,324,218	1,214,016

Real Estate Held For Sale, net	12,257	2,420

Cash and Cash Equivalents	8,986	50,807

Cash Held in Escrows	-	7,975

Accounts Receivable - Tenants, net of allowance of
$308 and $296 for possible losses at June 30, 2018 and December 31, 2017, respectively	19,197	15,477

Unamortized Deferred Expenses
Credit facility finance costs, net of accumulated amortization of $611 and $433 at June 30, 2018 and December 31, 2017, respectively	972	1,174

Leasing costs, net of accumulated amortization of $763 and $814 at June 30, 2018 and December 31, 2017, respectively	1,493	1,583

Lease intangibles, net of accumulated amortization of $51,645 and $41,390 at June 30, 2018 and December 31, 2017, respectively	235,776	195,158

Interest Rate Swaps	4,062	1,592

Other Assets, net	5,200	4,432

Total Assets	$1,612,161	$1,494,634

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)

LIABILITIES
Mortgage Notes Payable, net	$62,136	$88,270

Unsecured Term Loans, net	157,901	158,171

Senior Unsecured Notes, net	259,168	259,122

Unsecured Revolving Credit Facility	166,000	14,000

Dividends and Distributions Payable	16,946	16,303

Deferred Revenue	1,845	1,837

Accrued Interest Payable	3,503	3,412

Accounts Payable and Accrued Expenses
Capital expenditures	43	354
Operating	6,810	10,811

Lease intangibles, net of accumulated amortization of $13,485 and $11,357 at June 30, 2018 and December 31, 2017, respectively	27,108	30,350

Interest Rate Swaps	-	242

Deferred Income Taxes	475	475

Tenant Deposits	102	97

Total Liabilities	702,037	583,444

EQUITY
Common stock, $.0001 par value, 45,000,000 shares authorized, 31,033,259 and 31,004,900 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3	3
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized
Series A junior participating preferred stock, $.0001 par value, 200,000 authorized, no shares issued and outstanding	-	-
Additional paid-in-capital	935,828	936,046
Dividends in excess of net income	(32,284)	(28,763)
Accumulated other comprehensive income (loss)	4,057	1,375

Total Equity - Agree Realty Corporation	907,604	908,661
Non-controlling interest	2,520	2,529
Total Equity	910,124	911,190

Total Liabilities and Equity	$1,612,161	$1,494,634

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues
Minimum rents	$32,129	$25,160	$62,872	$49,174
Percentage rents	-	-	216	212
Operating cost reimbursement	3,490	2,881	7,055	5,225
Other	92	39	137	29
Total Revenues	35,711	28,080	70,280	54,640

Operating Expenses
Real estate taxes	2,624	2,031	5,001	3,839
Property operating expenses	1,238	915	2,755	1,710
Land lease expense	176	163	339	327
General and administrative	3,185	2,362	6,047	4,845
Depreciation and amortization	10,559	7,704	20,562	14,728
Total Operating Expenses	17,782	13,175	34,704	25,449

Income from Operations	17,929	14,905	35,576	29,191

Other (Expense) Income
Interest expense, net	(5,961)	(4,411)	(11,426)	(8,547)
Gain (loss) on sale of assets, net	2,434	4,780	7,032	9,521
Income tax expense	(216)	(207)	(266)	(329)
Other (expense) income	45	-	(49)	-
Provision for impairment	(1,163)	-	(1,163)	-

Net Income	13,068	15,067	29,704	29,836

Less Net Income Attributable to Non-Controlling Interest	145	191	329	384
			.	.
Net Income Attributable to Agree Realty Corporation	$12,923	$14,876	$29,375	$29,452

Net Income Per Share Attributable to Agree Realty Corporation
Basic	$0.42	$0.56	$0.95	$1.13
Diluted	$0.41	$0.56	$0.94	$1.12

Other Comprehensive Income
Net income	$13,068	$15,067	$29,704	$29,836
Other Comprehensive Income (Loss) - Change in Fair Value of Interest Rate Swaps	792	(411)	2,712	330
Total Comprehensive Income	13,860	14,656	32,416	30,166
Less Comprehensive Income Attributable to Non-Controlling Interest	154	189	359	389

Comprehensive Income Attributable to Agree Realty Corporation	$13,706	$14,467	$32,057	$29,777

Weighted Average Number of Common Shares Outstanding - Basic:	30,821,185	26,389,703	30,811,383	26,172,730

Weighted Average Number of Common Shares Outstanding - Diluted:	31,222,221	26,457,340	31,036,694	26,240,220

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2017	31,004,900	$3	$936,046	$(28,763)	$1,375	$2,529	$911,190
Issuance of common stock, net of issuance costs	-	-	(432)	-	-	-	(432)
Repurchase of common shares	(22,071)	-	(1,074)	-	-	-	(1,074)
Issuance of restricted stock under the Omnibus Incentive Plan	50,841	-	-	-	-	-	-
Forfeiture of restricted stock	(411)	-	-	-	-	-	-
Vesting of restricted stock	-	-	1,288	-	-	-	1,288
Dividends and distributions declared for the period	-	-	-	(32,896)	-	(368)	(33,264)
Other comprehensive income (loss) - change in fair value of interest rate swaps	-	-	-	-	2,682	30	2,712
Net income	-	-	-	29,375	-	329	29,704
Balance, June 30, 2018	31,033,259	$3	$935,828	$(32,284)	$4,057	$2,520	$910,124

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities
Net income	$29,704	$29,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,631	9,236
Amortization	8,931	5,492
Amortization from financing and credit facility costs	500	486
Stock-based compensation	1,288	1,173
Provision for impairment	1,163	-
(Gain) loss on sale of assets	(7,032)	(9,521)
(Increase) decrease in accounts receivable	(4,143)	(2,783)
(Increase) decrease in other assets	(754)	324
Increase (decrease) in accounts payable and accrued expenses	(4,354)	444
Increase (decrease) in deferred revenue	8	(29)
Increase (decrease) in accrued interest	90	6
Increase (decrease) in tenant deposits	6	2
Net Cash Provided by Operating Activities	37,038	34,666

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(199,608)	(185,573)
Development of real estate investments and other assets (including capitalized interest of $292 in 2018 and $154 in 2017)	(8,818)	(12,827)
Payment of leasing costs	(10)	(449)
Net proceeds from sale of assets	30,385	21,894
Net Cash Used In Investing Activities	(178,051)	(176,955)

Cash Flows from Financing Activities
Proceeds/(purchases) from common stock offerings, net	(432)	107,987
Repurchase of common shares	(1,074)	(1,095)
Unsecured revolving credit facility borrowings	166,000	158,000
Unsecured revolving credit facility repayments	(14,000)	(124,000)
Payments of mortgage notes payable	(26,267)	(1,187)
Payments of unsecured term loans	(381)	(359)
Dividends paid	(32,260)	(25,930)
Distributions to Non-Controlling Interest	(361)	(344)
Payments for financing costs	(8)	(5)
Net Cash Provided by Financing Activities	91,217	113,067

Net Increase (Decrease) in Cash and Cash Equivalents	(49,796)	(29,222)
Cash and cash equivalents and restricted deposits, beginning of period	58,782	33,395
Cash and cash equivalents and restricted deposits, end of period	$8,986	$4,173

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$10,842	$13,822
Cash paid (refunded) for income tax	$368	$254

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued under equity incentive plans (in dollars)	$2,396	$3,648
Dividends and limited partners' distributions declared and unpaid	$16,946	$14,637

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Our assets are held by, and all of our operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 98.9% interest as of June 30, 2018. Under the partnership agreement of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the "Company," “Management,” "we,” “our” or "us" refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the six months ended June 30, 2018 may not be indicative of the results that may be expected for the year ending December 31, 2018. Amounts as of December 31, 2017 included in the consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited consolidated financial statements, included herein, should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2017.

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

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Real Estate Investments

The Company records the acquisition of real estate at cost, including acquisition and closing costs. For properties developed by the Company, all direct and indirect costs related to planning, development and construction, including interest, real estate taxes and other miscellaneous costs incurred during the construction period, are capitalized for financial reporting purposes and recorded as property under development until construction has been completed. Assets are classified as held for sale based on specific criteria as outlined in ASC 360, Property, Plant & Equipment. Properties classified as “held for sale” are recorded at the lower of their carrying value or their fair value, less anticipated selling costs. Assets are generally classified as held for sale once management has actively engaged in marketing the asset and has received a firm purchase commitment that is expected to close within one year. Real estate held for sale consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017

Land	$4,362	$393
Buildings	8,509	1,857
Lease Intangibles (Asset)	1,124	557
Lease Intangibles (Liability)	(512)
	13,483	2,807

Accumulated depreciation and amortization	(1,226)	(387)
Total Real Estate Held for Sale	$12,257	$2,420

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We had $8.0 million and $57.5 million in cash and cash held in escrow as of June 30, 2018 and December 31, 2017, respectively, in excess of the FDIC insured limit.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

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

The Company’s leases provide for reimbursement from tenants for common area maintenance (“CAM”), insurance, real estate taxes and other operating expenses ("Operating Cost Reimbursement Revenue"). A portion of our Operating Cost Reimbursement Revenue is estimated each period and is recognized as revenue in the period the recoverable costs are incurred and accrued. Receivables from Operating Cost Reimbursement Revenue are included in our Accounts Receivable - Tenants line item in our consolidated balance sheets. The balance of unbilled Operating Cost Reimbursement Receivable at June 30, 2018 and December 31, 2017 was $4.0 million and $1.4 million, respectively.

In addition, many of the Company’s leases contain rent escalations for which we recognize revenue on a straight-line basis over the non-cancelable lease term.  This method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the Accounts Receivable - Tenants line item in our consolidated balance sheet. The balance of straight-line rent receivables at June 30, 2018 and December 31, 2017 was $14.6 million and $12.9 million, respectively.  To the extent any of the tenants under these leases becomes unable to pay its contractual cash rents, the Company may be required to write down the straight-line rent receivable from the tenants, which would reduce operating income.

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

The following schedule summarizes the Company’s amortization of deferred expenses for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Credit Facility Financing Costs	$101	$104	$202	$202
Leasing Costs	41	40	84	80
Lease Intangibles (Asset)	5,596	3,890	10,916	7,330
Lease Intangibles (Liability)	(1,069)	(1,041)	(2,154)	(2,053)
Total	$4,669	$2,993	$9,048	$5,559

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

The following schedule represents estimated future amortization of deferred expenses as of June 30, 2018 (in thousands):

Year Ending December 31,	2018
	(remaining)	2019	2020	2021	2022	Thereafter	Total

Credit Facility Financing Costs	$192	$380	$379	$21	$-	$-	$972
Leasing Costs	97	178	202	194	185	637	1,493
Lease Intangibles (Asset)	12,000	23,495	23,086	22,408	21,331	133,456	235,776
Lease Intangibles (Liability)	(2,083)	(4,222)	(4,138)	(3,853)	(2,953)	(9,859)	(27,108)
Total	$10,206	$19,831	$19,529	$18,770	$18,563	$124,234	$211,133

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Weighted average number of common shares outstanding	31,033,259	26,619,350	31,023,457	26,402,377
Less: Unvested restricted stock	(212,074)	(229,647)	(212,074)	(229,647)
Weighted average number of common shares outstanding used in basic earnings per share	30,821,185	26,389,703	30,811,383	26,172,730

Weighted average number of common shares outstanding used in basic earnings per share	30,821,185	26,389,703	30,811,383	26,172,730
Effect of dilutive securities: restricted stock	59,252	67,637	47,620	67,490
Effect of dilutive securities: forward equity offering	341,784	-	177,691	-
Weighted average number of common shares outstanding used in diluted earnings per share	31,222,221	26,457,340	31,036,694	26,240,220

Operating Partnership Units (“OP Units”)	347,619	347,619	347,619	347,619
Weighted average number of common shares and OP Units outstanding used in diluted earnings per share	31,569,840	26,804,959	31,384,313	26,587,839

Forward Equity Sale

In March 2018, we entered into a forward equity sale agreement to sell an aggregate of 3.5 million shares of our common stock at a public offering price of $48.00 per share, less issuance costs, underwriters’ discount, and further adjustments as provided for in the forward equity sale agreement. We are obligated to settle the forward equity sale agreement no later than March 1, 2019.

To account for the forward equity sale agreement, we considered the accounting guidance governing financial instruments and derivatives and concluded that our forward equity sale agreement was not a liability as it did not embody obligations to repurchase our shares nor did it embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares. We then evaluated whether the agreement met the derivatives and hedging guidance scope exception to be accounted for as an equity instrument, and concluded that the agreement can be classified as an equity contract based on the following assessment: (i) none of the agreement’s exercise contingencies was based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreement from being indexed to our own stock.

We also considered the potential dilution resulting from the forward equity sale agreement on the earnings per share calculations. We use the treasury stock method to determine the dilution resulting from the forward equity sale agreement during the period of time prior to settlement. The impact to our weighted-average number of common shares – diluted for the three and six months ended June 30, 2018, was 341,784 and 177,691 weighted-average incremental shares, respectively.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Income Taxes (not presented in thousands)

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For the periods ending June 30, 2018 and December 31, 2017, the Company believes it has qualified as a REIT. Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

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

As of June 30, 2018, and December 31, 2017, the Company had accrued a deferred income tax liability in the amount of $475,000. This deferred income tax balance represents the federal and state tax effect of deferring income tax in 2007 on the sale of an asset under section 1031 of the Internal Revenue Code. This transaction was accrued within the TRS entities described above. The Company recognized total federal and state tax expense of approximately $216,000 and $207,000 for the three months ended June 30, 2018 and 2017, respectively and approximately $266,000 and $329,000 for the six months ended June 30, 2018 and 2017, respectively.

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

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). These amendments expand the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned, and the ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. ASU 2018-07 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company is in the process of determining the impact that the implemention of ASU 2018-07 will have on the Company’s financial statements.

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

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02 “Leases” (“ASU 2016-02”). The new standard creates Topic 842, Leases, in FASB Accounting Standards Codification (FASB ASC) and supersedes FASB ASC 840, Leases. ASU 2016-02 requires a lessee to recognize the assets and liabilities that arise from leases (operating and finance). However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The main difference between the existing guidance on accounting for leases and the new standard is that operating leases will now be recorded in the statement of financial position as assets and liabilities. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases and operating leases. In March 2018, the FASB voted to provide lessors with a practical expedient to elect not to separate lease and nonlease components in a contract if it meets certain conditions. The Company is in the process of determining whether to elect the practical expedient to separate lease and nonlease components in a contract if the timing and pattern of transfer for the lease components and nonlease components are the same and if the lease component is classified as an operating lease. ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating land lease arrangements for which it is the lessee. GAAP currently requires only capital (finance) leases to be recognized in the statement of financial position, and amounts related to operating leases largely are reflected in the financial statements as rent expense on the income statement and in disclosures to the financial statements. ASU 2016-02 is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018. Early adoption is permitted. The Company has engaged a professional services firm to assist in the implementation of ASU 2016-02. Based on its anticipated election of the practical expedients, the Company anticipates that its retail leases where it is the lessor will continue to be accounted for as operating leases under the new standard. The Company is also the lessee under various land lease arrangements and it will be required to recognize right of use assets and related lease liabilities on its consolidated balance sheets upon adoption. The Company would not be required to reassess the classification of existing land leases where it is the lessee and therefore these leases would continue to be accounted for as operating leases. Therefore, as of January 1, 2019, the Company does not currently anticipate significant changes in the accounting for its lease revenues. However, in the event the Company modifies existing ground leases or enters into new ground leases after adoption of the new standard, such leases may be classified as finance leases. The Company will continue to evaluate the impact of adopting the new leases standard on its consolidated statements of income and comprehensive income and consolidated balance sheets.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Note 3 – Real Estate Investments

Real Estate Portfolio

As of June 30, 2018, the Company owned 481 properties, with a total gross leasable area of approximately 9.3 million square feet. Net Real Estate Investments totaled $1.3 billion as of June 30, 2018. As of December 31, 2017, the Company owned 436 properties, with a total gross leasable area of approximately 8.7 million square feet. Net Real Estate Investments totaled $1.2 billion as of December 31, 2017.

Acquisitions

During the three months ended June 30, 2018, the Company purchased 23 retail net lease assets for approximately $101.0 million, which includes acquisition and closing costs. These properties are located in 16 states and are leased for a weighted average lease term of approximately 12.4 years.

During the six months ended June 30, 2018, the Company purchased 53 retail net lease assets for approximately $199.8 million, which includes acquisition and closing costs. These properties are located in 23 states and are leased for a weighted average lease term of approximately 13.0 years.

The aggregate acquisitions for the six months ended June 30, 2018 were allocated $47.2 million to land, $98.3 million to buildings and improvements, and $54.3 million to lease intangibles. The acquisitions were all cash purchases and there were no contingent considerations associated with these acquisitions.

None of the Company’s acquisitions during the first six months of 2018 caused any new or existing tenant to comprise 10% or more of our total assets or generate 10% or more of our total annualized base rent at June 30, 2018.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Developments

During the second quarter of 2018, construction continued or commenced on five development and Partner Capital Solutions (“PCS”) projects with anticipated total project costs of approximately $16.8 million. The projects consist of the Company’s first PCS project with ALDI in Chickasha, Oklahoma; the Company’s second project with Burger King franchisee TOMS King in Aurora, Illinois; the Company’s first project with Burlington Coat Factory in Nampa, Idaho; and two development projects with Mister Car Wash.

During the six months ended June 30, 2018, the Company had 10 development or PCS projects completed or under construction.  Anticipated total costs for those projects are approximately $51.6 million and include the following completed or commenced projects:

Tenant	Location	Lease Structure	Lease Term	Actual or Anticipated Rent Commencement	Status
Mister Car Wash	Urbandale, IA	Build-to-Suit	20 years	Q1 2018	Completed
Mister Car Wash	Bernalillo, NM	Build-to-Suit	20 years	Q1 2018	Completed
Burger King(1)	North Ridgeville, OH	Build-to-Suit	20 years	Q1 2018	Completed
Art Van Furniture	Canton, MI	Build-to-Suit	20 years	Q1 2018	Completed
Camping World	Grand Rapids, MI	Build-to-Suit	20 years	Q2 2018	Completed
ALDI	Chickasha, OK	Build-to-Suit	10 years	Q3 2018	Under Construction
Burger King(1)	Aurora, IL	Build-to-Suit	20 years	Q3 2018	Under Construction
Burlington Coat Factory	Nampa, ID	Build-to-Suit	15 years	Q3 2018	Under Construction
Mister Car Wash	Orlando, FL	Build-to-Suit	20 years	Q4 2018	Under Construction
Mister Car Wash	Tavares, FL	Build-to-Suit	20 years	Q4 2018	Under Construction

Notes:

(1) Franchise restaurant operated by TOMS King, LLC.

Dispositions

During the three months ended June 30, 2018, the Company sold five properties for net proceeds of $10.6 million and the Company recorded a net gain of $2.4 million.

During the six months ended June 30, 2018, the Company sold 10 properties for net proceeds of $26.7 million and the Company recorded a net gain of $6.0 million (net of any expected losses on real estate held for sale). In addition, a tenant exercised its option to purchase a store which had previously been ground leased from the Company. The option to purchase was exercised for net proceeds of $3.9 million and the Company recorded a net gain of $1.0 million.

Provision for Impairment

The Company reviews long-lived assets, including intangible assets, for possible impairment when certain events or changes in circumstances indicates that the carrying amount of the asset may not be recoverable through operations. Events or changes in circumstances may include significant changes in real estate market conditions and an expectation to sell assets before the end of the previously estimated life.  Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. During the three and six months ended June 30, 2018, the Company recognized provisions for impairment of $1.2 million. There were no provisions for impairment for the three and six months ended June 30, 2017.

The valuation of impaired assets is determined using valuation techniques including discounted cash flow analysis, analysis of recent comparable sales transactions, and purchase offers received from third parties, which are Level 3 inputs. The Company may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of its real estate.

Note 4 – Debt

As of June 30, 2018, we had total indebtedness of $647.7 million, including (i) $62.8 million of mortgage notes payable; (ii) $158.9 million of unsecured term loans; (iii) $260.0 million of senior unsecured notes; and (iv) $166.0 million of borrowings under our Credit Facility.

Mortgage Notes Payable

As of June 30, 2018, the Company had total gross mortgage indebtedness of $62.8 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $109.5 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.18% as of June 30, 2018 and 3.74% as of December 31, 2017.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

In December 2017, the Company assumed an interest only mortgage note for $21.5 million with PNC Bank, National Association in connection with an acquisition. The mortgage note is due October 2019, secured by a multi-tenant property and has a fixed interest rate of 3.32%.

	June 30, 2018	December 31, 2017
(not presented in thousands)	(in thousands)
Note payable in monthly installments of interest only at LIBOR plus 160 basis points, swapped to a fixed rate of 2.49%. A balloon payment in the amount of $25,000,000 was repaid on March 29, 2018	$-	$25,000

Note payable in monthly installments of interest only at 3.32% per annum, with a balloon payment due October 2019	21,500	21,500

Note payable in monthly installments of $153,838, including interest at 6.90% per annum, with the final monthly payment due January 2020	2,761	3,573

Note payable in monthly installments of $23,004, including interest at 6.24% per annum, with a balloon payment of $2,781,819 due February 2020	2,918	2,963

Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 1, 2023	23,640	23,640

Note payable in monthly installments of $35,673, including interest at 5.01% per annum, with a balloon payment of $4,034,627 due September 2023	5,046	5,131

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026	6,962	7,288

Total principal	62,827	89,095
Unamortized debt issuance costs	(691)	(825)
Total	$62,136	$88,270

The mortgage loans encumbering our properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At June 30, 2018, there were no mortgage loans with partial recourse to us.

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

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

The Company was in compliance with covenant terms for all mortgages payable at June 30, 2018.

Senior Unsecured Notes

The following table presents the Senior Unsecured Notes balance net of unamortized debt issuance costs as of June 30, 2018, and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017

2025 Senior Unsecured Notes	$50,000	$50,000
2027 Senior Unsecured Notes	50,000	50,000
2028 Senior Unsecured Notes	60,000	60,000
2029 Senior Unsecured Notes	100,000	100,000
Total Principal	260,000	260,000

Unamortized debt issuance costs	(832)	(878)
Total	$259,168	$259,122

In May 2015, the Company and the Operating Partnership completed a private placement of $100.0 million principal amount of senior unsecured notes. The senior unsecured notes were sold in two series; $50.0 million of 4.16% notes due May 2025 (the “2025 Senior Unsecured Notes”) and $50.0 million of 4.26% notes due May 2027(the “2027 Senior Unsecured Notes”). The weighted average term of the senior unsecured notes is 11 years and the weighted average interest rate is 4.21%. The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

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

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Unsecured Term Loan Facilities

The following table presents the Unsecured Term Loans balance net of unamortized debt issuance costs as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017

2019 Term Loan	$18,924	$19,304
2023 Term Loan	40,000	40,000
2024 Term Loans	100,000	100,000
Total Principal	158,924	159,304

Unamortized debt issuance costs	(1,023)	(1,133)
Total	$157,901	$158,171

The amended and restated credit agreement, described below, extended the maturity dates of the $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility (together, the “2024 Term Loan Facilities”) to January 2024. In connection with entering into the amended and restated credit agreement, the prior notes evidencing the existing $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at a variable LIBOR plus 150 to 245 basis points, depending on the Company's credit rating. The Company utilized existing interest rate swaps to effectively fix the LIBOR rate until maturity. As of June 30, 2018, $100.0 million was outstanding under the 2024 Term Loan Facilities bearing an all-in interest rate of 3.78%.

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures July 2023 (the “2023 Term Loan”).  Borrowings under the 2023 Term Loan are priced at LIBOR plus 150 to 245 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap to fix LIBOR at 140 basis points until maturity.  As of June 30, 2018, $40.0 million was outstanding under the 2023 Term Loan, which was subject to an all-in interest rate of 3.05%.

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matures May 2019 (the “2019 Term Loan”).  Borrowings under the 2019 Term Loan are priced at LIBOR plus 170 basis points. In order to fix LIBOR on the 2019 Term Loan at 1.92% until maturity, the Company had an interest rate swap agreement in place, which was assigned by the lender under the Mortgage Note to the 2019 Term Loan lender.  As of June 30, 2018, $18.9 million was outstanding under the 2019 Term Loan bearing an all-in interest rate of 3.62%.

Senior Unsecured Revolving Credit Facility

In December 2016, the Company amended and restated the credit agreement that governs the Company's senior unsecured revolving credit facility and the Company's unsecured term loan facility to increase the aggregate borrowing capacity to $350.0 million. The agreement provides for a $250.0 million unsecured revolving credit facility, a $65.0 million unsecured term loan facility and a $35.0 million unsecured term loan facility (Referenced above as 2024 Term Loan Facilities). The unsecured revolving credit facility matures January 2021 with options to extend the maturity date to January 2022. The 2024 Term Loan Facilities mature January 2024. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement up to $500.0 million, subject to lender approval. Borrowings under the revolving credit facility bear interest at LIBOR plus 85 to 155 basis points, depending on the Company’s credit rating. Additionally, the Company is required to pay a facility fee at an annual rate of 0 to 55 basis points of the total amount of the revolving credit facility, depending on the Company’s credit rating. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of June 30, 2018, and December 31, 2017, the Company had $166.0 million and $14.0 million, of outstanding borrowings under the revolving credit facility, respectively, bearing weighted average interest rates of approximately 3.2% and 2.6%, respectively. As of June 30, 2018, $84.0 million was available for borrowing under the revolving credit facility and the Company was in compliance with the credit agreement covenants.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Debt Maturities

The following table presents scheduled principal payments related to our debt as of June 30, 2018 (in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2018	$1,689	$-	$1,689
2019	3,005	39,790	42,795
2020	1,100	2,767	3,867
2021 (1)	998	166,000	166,998
2022	1,060	-	1,060
Thereafter	3,687	427,656	431,343
Total	$11,539	$636,213	$647,752

(1)	The balloon payment balance includes the balance outstanding under the Credit Facility as of June 30, 2018. The Credit Facility matures in January 2021, with options to extend the maturity for one year at the Company’s election, subject to certain conditions.

Note 5 – Common Stock

In May 2018, the Company entered into a new $250.0 million at-the-market equity program (“ATM Program”) through which the Company may, from time to time, sell shares of common stock. In addition to selling shares of common stock, the Company may enter into forward sale agreements through its ATM Program. The Company intends to use the proceeds generated from its ATM Program for general corporate purposes, including funding our investment activity, the repayment or refinancing of outstanding indebtedness, working capital and other general purposes.

During the three and six months ended June 30, 2018, the Company did not issue any shares of common stock under its ATM program. The Company had approximately $250.0 million remaining under the ATM program as of June 30, 2018

In June 2017, the Company filed an automatic shelf registration statement on Form S-3, registering an unspecified amount at an indeterminant aggregate initial offering price of common stock, preferred stock, depositary shares and warrants. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

In June 2017, the Company completed a follow-on underwritten offering of 2,415,000 shares of common stock. The offering, which included the full exercise of the overallotment option by the underwriters, raised net proceeds of approximately $108.0 million, after deducting the underwriting discount. The proceeds from the offering were used to repay borrowings under our revolving credit facility, to fund property acquisitions and for general corporate purposes.

In March 2018, the Company completed a follow-on public offering of 3,450,000 shares of common stock in connection with a forward equity sale agreement. Upon settlement, the offering, which included the full exercise of the underwriters’ option to purchase additional shares, is anticipated to raise net proceeds of approximately $162.9 million after deducting fees and expenses, and will be subject to certain adjustments as provided in the forward equity sale agreement. The Company has not received any proceeds from the sale of shares of its common stock by the forward purchaser. Selling common stock through the forward equity sale agreement enabled the Company to set the price of such shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the Company. The forward equity sale agreement is required to be settled no later than March 1, 2019.

Note 6 – Dividends and Distribution Payable

On May 15, 2018, the Company declared a dividend of $0.540 per share for the quarter ended June 30, 2018. The holders of limited partnership interests in the Operating Partnership (“OP Units”) were entitled to an equal distribution per OP Unit held as of June 29, 2018. The dividends and distributions payable were recorded as liabilities on the Company's consolidated balance sheet at June 30, 2018. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners' non-controlling interest. These amounts were paid on July 13, 2018.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

In April 2012, the Company entered into an amortizing forward-starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.92%. The notional amount as of June 30, 2018 is $18.9 million. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of June 30, 2018, this interest rate swap was valued as an asset of approximately $0.2 million.

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of June 30, 2018, this interest rate swap was valued as an asset of approximately $0.3 million.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of June 30, 2018, this interest rate swap was valued as an asset of approximately $1.1 million.

In September 2017, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of June 30, 2018, this interest rate swap was valued as an asset of approximately $2.5 million.

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated these derivative instruments as cash flow hedges. As such, the effective portion of changes in the fair value of the derivatives designated, and that qualify as cash flow hedges, is recorded as a component of other comprehensive income (loss). The ineffective portion of the change in fair value of the derivative instrument is recognized directly in interest expense. For the three and six months ended June 30, 2018, the Company has not recorded any hedge ineffectiveness in earnings. Amounts in Accumulated Other Comprehensive Income (Loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.7 million will be reclassified as a reduction to interest expense.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
	June 30,	December 31,	June 30,	December 31,
Interest Rate Derivatives	2018	2017	2018	2017

Interest Rate Swap	4	5	$158,924	$184,304

The table below presents the estimated fair value of the Company’s derivative financial instruments, as well as their classification in the consolidated balance sheets (in thousands).

	Asset Derivatives
	June 30, 2018	December 31, 2017
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	$4,062	$1,592

	Liability Derivatives
	June 30, 2018	December 31, 2017
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	$-	$242

The table below displays the effect of the Company’s derivative financial instruments in the consolidated statements of operations and other comprehensive loss for the three and six months ended June 30, 2018 and 2017 (in thousands).

	Derivatives in Cash Flow Hedging Relationships	Amount of Income/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Income/(Loss) Reclassifed from Accumulated OCI into Income (Effective Portion)	Amount of Income/(Loss) Reclassified from Accumulated OCI into Expense (Effective Portion)

Three months ended June 30		2018	2017		2018	2017

	Interest rate swaps	$792	$(411)	Interest Expense	$(4)	$(435)

Six months ended June 30		2018	2017		2018	2017

	Interest rate swaps	$2,712	$330	Interest Expense	$(91)	$(900)

Credit-risk-related Contingent Features

The Company has agreements with two of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

As of June 30, 2018, the fair value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $0.0 million.

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheets.

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of June 30, 2018 and December 31, 2017. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the consolidated balance sheets (in thousands):

Offsetting of Derivative Assets

As of June 30, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$4,062	$-	$4,062	$-	$-	$4,062

Offsetting of Derivative Liabilities

As of June 30, 2018
Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$-	$-	$-	$-	$-	$-

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Note 8 – Discontinued Operations

There were no properties classified as discontinued operations for the three and six months ended June 30, 2018.

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

June 30, 2018

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	Total Fair Value	Level 2
June 30, 2018
Derivative assets - interest rate swaps	$4,062	$4,062
Derivative liabilities - interest rate swaps	$-	$-

December 31, 2017
Derivative assets - interest rate swaps	$1,592	$1,592
Derivative liabilities - interest rate swaps	$242	$242

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

Fixed rate debt (including variable rate debt swapped to fixed, excluding the value of the derivatives) with carrying values of $479.2 million and $505.6 million as of June 30, 2018 and December 31, 2017, respectively, had fair values of approximately $479.6 million and $516.5 million, respectively.  Variable rate debt’s fair value is estimated to be equal to the carrying values of $166.0 million and $14.0 million as of June 30, 2018 and December 31, 2017, respectively.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Note 10 – Equity Incentive Plan

The Company estimates the fair value of restricted stock grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of June 30, 2018, there was $7.8 million of total unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.5 years. The Company used 0% for the forfeiture rate for determining the fair value of restricted stock.

The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

Restricted stock activity is summarized as follows:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value

Unvested restricted stock at December 31, 2017	227	$39.47

Restricted stock granted	50	$47.73
Restricted stock vested	(65)	$35.41
Restricted stock forfeited	-	$48.62

Unvested restricted stock at June 30, 2018	212	$42.74

Performance Shares

Equity compensation awarded February 23, 2018 for certain executive officers consisted of both performance shares and restricted stock. Performance shares are subject to a three-year performance period, at the conclusion of which, shares awarded are to be determined by the Company’s total shareholder return compared to the MSCI US REIT Index and a defined peer group. Vesting of the performance shares following their issuance will occur ratably over a three-year period, with the initial vesting occurring immediately following the conclusion of the performance period such that all shares vest within five years of the original award date of February 23, 2018. The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model and compensation expense is amortized on a straight-line basis over a five-year period. Compensation expense related to performance shares is determined at the grant date and is not adjusted throughout the measurement or vesting periods. The Monte Carlo simulation pricing model utilizes assumptions including grant date, performance period, risk-free rate, grant date share price, dividend yield and annualized volatility.

As of June 30, 2018, there was $1.6 million of total unrecognized compensation costs related to the outstanding performance shares, which is expected to be recognized over a weighted average period of 4.7 years. The Company used 0% for the forfeiture rate for determining the fair value of performance shares.

Note 11 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to June 30, 2018 through the date on which these financial statements were available to be issued to determine whether any of these events required disclosure in the financial statements.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

In July 2018, the Company elected to pursue commitments under the accordion option outlined in the senior unsecured revolving credit facility to increase the borrowing available under its line of credit from $250.0 million to $325.0 million.

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

Overview

We are a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. We were founded in 1971 by our current Executive Chairman, Richard Agree, and our common stock was listed on the NYSE in 1994. Our assets are held by, and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 98.9% interest as of June 30, 2018.

As of June 30, 2018, our portfolio consisted of 481 properties located in 44 states and totaling approximately 9.3 million square feet of gross leasable area (“GLA”). As of June 30, 2018, our portfolio was approximately 99.7% leased and had a weighted average remaining lease term of approximately 10.2 years. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

Second Quarter 2018 Highlights

During the three months ended June 30, 2018, the Company acquired 23 retail net lease assets for approximately $101.0 million, which includes acquisition and closing costs. These properties are located in 16 states and are 100% leased to 16 different tenants operating in 12 diverse retail sectors for a weighted average lease term of approximately 12.4 years. The underwritten weighted average capitalization rate on the Company’s second quarter 2018 acquisitions was approximately 7.2%.

During the three months ended June 30, 2018, the Company sold five properties for net proceeds of $10.6 million and recorded a net gain of $2.4 million (net of any expected losses on real estate held for sale).

In May 2018, Moody’s Investors Service assigned a Baa2 issuer rating with a stable outlook.

Recent Accounting Pronouncements

Refer to Note 2 to the June 30, 2018 Interim Consolidated Financial Statements.

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

Results of Operations

Comparison of Three Months Ended June 30, 2018 to Three Months Ended June 30, 2017

Minimum rental income increased $6.9 million, or 28%, to $32.1 million for the three months ended June 30, 2018, compared to $25.2 million for the three months ended June 30, 2017. Minimum rental income increased approximately $7.1 million due to increased property count from acquisitions activity, $0.7 million due to increased property count from development activity, and was partially offset by a $1.0 million reduction due to disposition activity.

Percentage rents remained consistent with prior periods. The three months ended June 30, 2018 and 2017 totaled $0.0 million.

Operating cost reimbursements increased $0.6 million, or 21%, to $3.5 million for the three months ended June 30, 2018, compared to $2.9 million for the three months ended June 30, 2017. Operating cost reimbursements increased primarily due to increased property count. The portfolio recovery rate decreased to 90% for the three months ended June 30, 2018 compared to 98% for the three months ended June 30, 2017 due to the timing of receipts of property operating expenses and reimbursements.

Other income increased to $0.1 million for the three months ended June 30, 2017, compared to $0.0 million for the three months ended June 30, 2017, due to receipt of management fee income.

Real estate taxes increased $0.6 million, or 29%, to $2.6 million for the three months ended June 30, 2018, compared to $2.0 million for the three months ended June 30, 2017. The increase was due to the ownership of additional properties in the second quarter of 2018 compared to the second quarter of 2017 for which we remit real estate taxes and are reimbursed by tenants.

Property operating expenses increased $0.3 million, or 35%, to $1.2 million for the three months ended June 30, 2018, compared to $0.9 million for the three months ended June 30, 2017. The increase was primarily due to the ownership of additional properties in the second quarter of 2018 compared to the second quarter of 2017 which contributed to higher property maintenance, utilities and insurance expenses. Our tenants subsequently reimbursed us for the majority of these expenses.

Land lease payments remained consistent at $0.2 million for the three months ended June 30, 2018 and 2017.

General and administrative expenses increased $0.8 million, or 35%, to $3.2 million for the three months ended June 30, 2018, compared to $2.4 million for the three months ended June 30, 2017. The increase was primarily the result of increased employee headcount and professional costs. General and administrative expenses as a percentage of total revenue increased to 8.9% for in the second quarter of 2018 from 8.4% in the second quarter of 2017.

Depreciation and amortization increased $2.9 million, or 37%, to $10.6 million for the three months ended June 30, 2018, compared to $7.7 million for the three months ended June 30, 2017. The increase was primarily due to the ownership of additional properties in the second quarter of 2018 compared to the second quarter of 2017.

Interest expense increased $1.6 million, or 35%, to $6.0 million for the three months ended June 30, 2018, compared to $4.4 million for the three months ended June 30, 2017. The increase in interest expense was primarily a result of higher levels of borrowings to finance the acquisition and development of additional properties.

Income tax expense remained consistent at $0.2 million for three months ended June 30, 2018 and 2017.

Other expense remained consistent at $0.0 million for the three months ended June 30, 2018 and 2017.

Provision for impairment increased $1.2 million for the three months ended June 30, 2018, compared to $0.0 million for the three months ended June 30, 2017. Provisions for impairment reflect the amount by which the current book value exceeds the estimated fair value less disposition costs for any assets classified as held for sale.

Gain on sale of assets decreased $2.4 million, or 49%, to $2.4 million for the three months ended June 30, 2018, compared to $4.8 million for the three months ended June 30, 2017. The decrease in gain on sale of assets was primarily a result of changes in disposed property attributes.

We had no income from discontinued operations during the second quarter of 2018 or 2017.

Net income decreased $2.0 million, or 13%, to $13.1 million for the three months ended June 30, 2018, compared to $15.1 million for the three months ended June 30, 2017. The change was the result of items discussed above, including changes in non-cash amounts such as gain on sale of assets and provisions for impairment.

Comparison of Six Months Ended June 30, 2018 to Six Months Ended June 30, 2017

Minimum rental income increased $13.7 million, or 28%, to $62.9 million for the six months ended June 30, 2018, compared to $49.2 million for the six months ended June 30, 2017. Minimum rental income increased approximately $14.1 million due to increased property count from acquisitions activity, $1.4 million due to increased property count from development activity, and was partially offset by a $2.2 million reduction due to disposition activity.

Percentage rents remained consistent with prior periods. The six months ended June 30, 2018 and 2017 totaled $0.2 million.

Operating cost reimbursements increased $1.9 million, or 35%, to $7.1 million for the six months ended June 30, 2018, compared to $5.2 million for the six months ended June 30, 2017. Operating cost reimbursements increased primarily due to increased property count. The portfolio recovery rate decreased to 91% for the six months ended June 30, 2018 compared to 94% for the six months ended June 30, 2017 due to the timing of receipts of property operating expenses and reimbursements.

Other income increased to $0.1 million for the six months ended June 30, 2018, compared to $0.0 million for the six months ended June 30, 2017, due to the receipt of management fee income.

Real estate taxes increased $1.2 million, or 30%, to $5.0 million for the six months ended June 30, 2018, compared to $3.8 million for the six months ended June 30, 2017. The increase was due to the ownership of additional properties in the first half of 2018 compared to the first half of 2017 for which we remit real estate taxes and are reimbursed by tenants.

Property operating expenses increased $1.1 million, or 61%, to $2.8 million for the six months ended June 30, 2018, compared to $1.7 million for the six months ended June 30, 2017. The increase was primarily due to the ownership of additional properties in the first half of 2018 compared to the first half of 2017 which contributed to higher property maintenance, utilities and insurance expenses. Our tenants subsequently reimbursed us for the majority of these expenses.

Land lease payments remained consistent at $0.3 million for the six months ended June 30, 2018 and 2017.

General and administrative expenses increased $1.2 million, or 25%, to $6.0 million for the six months ended June 30, 2018, compared to $4,8 million for the six months ended June 30, 2017. The increase was primarily the result of increased employee headcount and professional costs. General and administrative expenses as a percentage of total revenue decreased to 8.6% for in the first half of 2018 from 8.9% in the first half of 2017.

Depreciation and amortization increased $5.9 million, or 40%, to $20.6 for the six months ended June 30, 2018, compared to $14.7 million for the six months ended June 30, 2017. The increase was primarily due to the ownership of additional properties in the first half of 2018 compared to the first half of 2017.

Interest expense increased $2.9 million, or 34%, to $11.4 million for the six months ended June 30, 2018, compared to $8.5 million for the six months ended June 30, 2017. The increase in interest expense was primarily a result of higher levels of borrowings to finance the acquisition and development of additional properties.

Income tax expense remained consistent at $0.3 million for the six months ended June 30, 2018 and 2017.

Other expense remained consistent at $0.0 million for the six months ended June 30, 2018 and 2017.

Provision for impairment increased $1.2 million for the six months ended June 30, 2018, compared to $0.0 million for the six months ended June 30, 2017. Provisions for impairment reflect the amount by which the current book value exceeds the estimated fair value less disposition costs for any assets classified as held for sale.

Gain on sale of assets decreased $2.5 million, or 26%, to $7.0 million for the six months ended June 30, 2018, compared to $9.5 million for the six months ended June 30, 2017. The decrease in gain on sale of assets was primarily a result of changes in disposed property attributes.

We had no income from discontinued operations during the first half of 2018 or 2017.

Net Income decreased $0.1 million to $29.7 million for the six months ended June 30, 2018, compared to $29.8 million for the six months ended June 30, 2017.

Liquidity and Capital Resources

Our principal demands for funds include payment of operating expenses, payment of principal and interest on our outstanding indebtedness, distributions to our shareholders and future property acquisitions and development.

We expect to meet our short-term liquidity requirements through cash provided from operations and borrowings under our revolving credit facility. As of June 30, 2018, available cash and cash equivalents was $9.0 million. As of June 30, 2018, we had $166.0 million outstanding on our revolving credit facility and $84.0 million was available for future borrowings, subject to our compliance with covenants. In July 2018, the Company elected to pursue commitments under the accordion option outlined in the senior unsecured revolving credit facility to increase the borrowing available under its the line of credit from $250.0 million to $325.0 million. We anticipate funding our long-term capital needs through cash provided from operations, borrowings under our revolving credit facility, the issuance of debt and common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Equity

In May 2018, the Company entered into a new $250.0 million at-the-market equity program (“ATM Program”) through which the Company may, from time to time, sell shares of common stock. In addition to selling shares of common stock, the Company may enter into forward sale agreements through its ATM Program. The Company uses the proceeds generated from its ATM Program for general corporate purposes, including funding our investment activity, the repayment or refinancing of outstanding indebtedness, working capital and other general purposes.

In March 2018, the Company completed a follow-on public offering of 3,450,000 shares of common stock in connection with a forward equity sale agreement. The offering, which included the full exercise of the underwriters’ option to purchase additional shares, is anticipated to raise proceeds of approximately $163.1 million after deducting the underwriting discount. The Company has not received any proceeds from the sale of shares of its common stock by the forward purchaser. Selling common stock through the forward equity sale agreement enabled the Company to set the price of such shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the Company. The forward equity sale agreement is required to be settled no later than on March 1, 2019.

Capitalization

As of June 30, 2018, the Company’s total market capitalization was approximately $2.3 billion. Market capitalization consisted of $1.7 billion of common equity (based on the June 29, 2018 closing price on the NYSE of $52.76 per common share and assuming the conversion of operating partnership units in the Operating Partnership (“OP units”) and $647.7 million of total gross debt, including (i) $62.8 million of mortgage notes payable; (ii) $158.9 million of unsecured term loans; (ii) $260.0 million of senior unsecured notes; and (iii) $166.0 million of borrowings under our revolving credit facility. Our ratio of total debt to total market capitalization was 28.1% at June 30, 2018.

At June 30, 2018, the non-controlling interest in the Operating Partnership represented ownership of 1.1% of the Operating Partnership. The OP Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged OP Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all OP Units, there would have been 31,380,878 shares of common stock outstanding at June 30, 2018.

Debt

The below table summarizes the Company’s outstanding debt for the periods ended June 30, 2018 and December 31, 2017 (in thousands):

	Interest		Principal Amount Outstanding
Senior Unsecured Revolving Credit Facility	Rate	Maturity	June 30, 2018	December 31, 2017
Credit Facility (1)	3.10%	January 2021	$166,000	$14,000
Total Credit Facility			$166,000	$14,000

Unsecured Term Loans (2)
2019 Term Loan	3.62%	May 2019	$18,924	$19,304
2023 Term Loan	3.05%	July 2023	40,000	40,000
2024 Term Loan Facility	3.74%	January 2024	65,000	65,000
2024 Term Loan Facility	3.85%	January 2024	35,000	35,000
Total Unsecured Term Loans			$158,924	$159,304

Senior Unsecured Notes (2)
2025 Senior Unsecured Notes	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Notes	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	September 2029	100,000	100,000
Total Senior Unsecured Notes			$260,000	$260,000

Mortgage Notes Payable (2)
Secured Term Loan	2.49%	March 2018	$-	$25,000
Single Asset Mortgage Loan	3.32%	October 2019	21,500	21,500
Portfolio Mortgage Loan	6.90%	January 2020	2,761	3,573
Single Asset Mortgage Loan	6.24%	February 2020	2,918	2,963
CMBS Portfolio Loan	3.60%	January 2023	23,640	23,640
Single Asset Mortgage Loan	5.01%	September 2023	5,046	5,131
Portfolio Credit Tenant Lease	6.27%	July 2026	6,962	7,288
Total Mortgage Notes Payable			$62,827	$89,095

Total Principal Amount Outstanding			$647,752	$522,399

(1) The annual interest rate of the Credit Facility assumes one month LIBOR as of June 30, 2018 of 2.10%.

(2) Interest rate includes the effects of variable interest rates that have been swapped to fixed interest rates.

Senior Unsecured Revolving Credit Facility

In December 2016, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) that governs the Company's senior unsecured revolving credit facility and the Company's unsecured term loan facility to increase the aggregate borrowing capacity to $350.0 million. The Credit Agreement provides for a $250.0 million unsecured revolving credit facility, a $65.0 million unsecured term loan facility and a $35.0 million unsecured term loan facility (Referenced above as 2024 Term Loan Facilities). The unsecured revolving credit facility matures January 2021 with options to extend the maturity date to January 2022. Company has the ability to increase the aggregate borrowing capacity under the Credit Agreement to up to $500.0 million, subject to lender approval. Borrowings under the revolving credit facility bear interest at LIBOR plus 85 to 155 basis points, depending on the Company’s credit rating. Additionally, the Company is required to pay a facility fee at an annual rate of 0 to 55 basis points of the total amount of the revolving credit facility, depending on the Company’s credit rating. The Credit Agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. In July 2018, the Company, the Operating Partnership and certain of the Credit Agreement lenders entered into an increase agreement, pursuant to which such lenders agreed to increase their revolving commitments under the Credit Agreement by $75.0 million in the aggregate, from $250.0 million to $325.0 million.

Unsecured Term Loan Facilities

The amended and restated credit agreement (Referenced above in Senior Unsecured Revolving Credit Facility) extended the maturity dates of the $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility (together, the “2024 Term Loan Facilities”) to January 2024. In connection with entering into the amended and restated credit agreement, the prior notes evidencing the existing $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at a variable LIBOR plus 150 to 245 basis points, depending on the Company's credit rating. The Company utilized existing interest rate swaps to effectively fix the LIBOR rate until maturity. As of June 30, 2018, $100.0 million was outstanding under the 2024 Term Loan Facilities bearing an all-in interest rate of 3.78%.

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures July 2023 (the “2023 Term Loan”).  Borrowings under the 2023 Term Loan are priced at LIBOR plus 150 to 245 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap to fix LIBOR at 140 basis points until maturity.  As of June 30, 2018, $40.0 million was outstanding under the 2023 Term Loan, which was subject to an all-in interest rate of 3.05%.

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matures May 2019 (the “2019 Term Loan”).  Borrowings under the 2019 Term Loan are priced at LIBOR plus 170 basis points. In order to fix LIBOR on the 2019 Term Loan at 1.92% until maturity, the Company had an interest rate swap agreement in place, which was assigned by the lender under the Mortgage Note to the 2019 Term Loan lender.  As of June 30, 2018, $18.9 million was outstanding under the 2019 Term Loan bearing an all-in interest rate of 3.62%.

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

Mortgage Notes Payable

As of June 30, 2018, the Company had total gross mortgage indebtedness of $62.8 million, with a weighted average term to maturity of 3.6 years. Including our mortgages that have been swapped to a fixed interest rate, our weighted average interest rate on mortgage debt was 4.18%.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2018 (in thousands):

		Remainder of
	Total	2018	2019-2020	2021-2022	Thereafter
Mortgage Notes Payable	$62,827	$1,308	$28,118	$2,058	$31,343
Revolving Credit Facility	166,000	-	-	166,000	-
Unsecured Term Loans	158,924	381	18,543	-	140,000
Senior Unsecured Notes	260,000	-	-	-	260,000
Land Lease Obligations	10,412	337	1,347	1,175	7,553
Estimated Interest Payments on Outstanding Debt	156,953	12,344	46,817	35,043	62,749
Total	$815,116	$14,370	$94,825	$204,276	$501,645

Includes estimated interest payments based on (i) the stated rates for mortgage notes payable, including the effect of interest rate swaps; (ii) the stated rates for unsecured term loans, including the effect of interest rate swaps and assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates; and (iii) the stated rates for senior unsecured notes.

Dividends

During the quarter ended June 30, 2018, the Company declared a quarterly dividend of $0.540 per share. The cash dividend was paid on July 13, 2018 to holders of record on June 29, 2018.

Non-GAAP Financial Measures

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

The following table provides a reconciliation from net income to FFO for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
Reconciliation from Net Income to Funds from Operations	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$13,068	$15,067	$29,704	$29,836
Depreciation of real estate assets	5,934	4,700	11,589	9,185
Amortization of leasing costs	41	40	84	80
Amortization of lease intangibles	4,563	2,939	8,847	5,412
Provision for impairment	1,163	-	1,163	-
Gain on sale of assets	(2,434)	(4,780)	(7,032)	(9,521)
Funds from Operations	$22,335	$17,966	$44,355	$34,992

Funds from Operations Per Share - Diluted	$0.71	$0.67	$1.41	$1.32

Weighted average shares and OP units outstanding
Basic	31,168,804	26,737,322	31,159,002	26,520,349
Diluted	31,569,840	26,804,959	31,384,313	26,587,839

The following table provides a reconciliation from net income to AFFO for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
Reconciliation from Net Income to Adjusted Funds from Operations	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$13,068	$15,067	$29,704	$29,836
Cumulative adjustments to calculate FFO	9,267	2,899	14,651	5,156
Funds from Operations	$22,335	$17,966	$44,355	$34,992
Straight-line accrued rent	(1,093)	(877)	(2,205)	(1,685)
Stock based compensation expense	833	594	1,525	1,276
Amortization of financing costs	132	142	298	284
Non-real estate depreciation	21	25	42	51
Adjusted Funds from Operations	$22,228	$17,850	$44,015	$34,918

Adjusted Funds from Operations Per Share - Diluted	$0.70	$0.67	$1.40	$1.31

Additional supplemental disclosure
Scheduled principal repayments	$828	$776	$1,648	$1,545
Capitalized interest	$148	$87	$292	$154
Capitalized building improvements	$42	$27	$76	$43

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

($ in thousands)
	2018	2019	2020	2021	2022	Thereafter	Total
Mortgage Notes Payable	$1,308	$24,251	$3,867	$998	$1,060	$31,343	$62,827
Average Interest Rate	6.59%	3.69%	6.21%	6.02%	6.02%	3.86%

Unsecured Revolving Credit Facility	$-	$-	$-	$166,000	$-	$-	$166,000
Average Interest Rate				3.21%

Unsecured Term Loans	$381	$18,543	$-	$-	$-	$140,000	$158,924
Average Interest Rate	3.62%	3.62%				3.57%

Senior Unsecured Notes	$-	$-	$-	$-	$-	$260,000	$260,000
Average Interest Rate						4.25%

The fair value is estimated to be $62.9 million, $154.9 million and $261.8 million for mortgage notes payable, unsecured term loans and senior unsecured notes, respectively, as of June 30, 2018.

The table above incorporates those exposures that exist as of June 30, 2018; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In April 2012, the Company entered into an amortizing forward-starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.92%. The notional amount as of June 30, 2018 is $18.9 million. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of June 30, 2018, this interest rate swap was valued as an asset of approximately $0.2 million.

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of June 30, 2018, this interest rate swap was valued as an asset of approximately $0.3 million.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of June 30, 2018, this interest rate swap was valued as an asset of approximately $1.1 million.

In September 2017, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of June 30, 2018, this interest rate swap was valued as an asset of approximately $2.5 million.

We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of June 30, 2018.

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

We are not presently involved in any material litigation nor, to our knowledge, is any other material litigation threatened against us, except for routine litigation arising in the ordinary course of business which is expected to be covered by our liability insurance.

Item 1A.	Risk Factors

There have been no material changes from our risk factors set forth under Item 1A of Part 1 of our most recently filed Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Clayton R. Thelen, Chief Financial Officer

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Clayton R. Thelen, Chief Financial Officer

*101	The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

*	Filed herewith.

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

Date: July 23, 2018

