Form 10-Q
period 2018-09-30
AGREE REALTY CORP
filed 2018-10-22
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018, or

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of October 19, 2018, the Registrant had 34,481,545 shares of common stock, $0.0001 par value, issued and outstanding.

AGREE REALTY CORPORATION

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	September 30,	December 31,
	2018	2017
	(Unaudited)

ASSETS
Real Estate Investments
Land	$473,446	$405,457
Buildings	1,041,666	868,396
Less accumulated depreciation	(98,051)	(85,239)
	1,417,061	1,188,614
Property under development	7,767	25,402
Net Real Estate Investments	1,424,828	1,214,016

Real Estate Held For Sale, net	1,367	2,420

Cash and Cash Equivalents	16,811	50,807

Cash Held in Escrows	1,436	7,975

Accounts Receivable - Tenants, net of allowance of $465 and $296 for possible losses at September 30, 2018 and December 31, 2017, respectively	19,882	15,477

Unamortized Deferred Expenses
Credit facility finance costs, net of accumulated amortization of $744 and $433 at September 30, 2018 and December 31, 2017, respectively	1,267	1,174

Leasing costs, net of accumulated amortization of $823 and $814 at September 30, 2018 and December 31, 2017, respectively	2,582	1,583

Lease intangibles, net of accumulated amortization of $57,121 and $41,390 at September 30, 2018 and December 31, 2017, respectively	270,606	195,158

Interest Rate Swaps	4,516	1,592

Other Assets, net	5,339	4,432

Total Assets	$1,748,634	$1,494,634

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)

LIABILITIES
Mortgage Notes Payable, net	$61,537	$88,270

Unsecured Term Loans, net	157,760	158,171

Senior Unsecured Notes, net	384,073	259,122

Unsecured Revolving Credit Facility	14,000	14,000

Dividends and Distributions Payable	18,808	16,303

Deferred Revenue	1,079	1,837

Accrued Interest Payable	2,706	3,412

Accounts Payable and Accrued Expenses	12,088	11,165

Lease intangibles, net of accumulated amortization of $14,116 and $11,357 at September 30, 2018 and December 31, 2017, respectively	27,628	30,350

Interest Rate Swaps	-	242

Deferred Income Taxes	475	475

Tenant Deposits	102	97

Total Liabilities	680,256	583,444

EQUITY
Common stock, $.0001 par value, 45,000,000 shares authorized, 34,481,545 and 31,004,900 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3	3
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized
Series A junior participating preferred stock, $.0001 par value, 200,000 authorized, no shares issued and outstanding	-	-
Additional paid-in-capital	1,096,679	936,046
Dividends in excess of net income	(35,317)	(28,763)
Accumulated other comprehensive income (loss)	4,506	1,375

Total Equity - Agree Realty Corporation	1,065,871	908,661
Non-controlling interest	2,507	2,529
Total Equity	1,068,378	911,190

Total Liabilities and Equity	$1,748,634	$1,494,634

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues
Minimum rents	$33,622	$27,325	$96,494	$76,500
Percentage rents	-	-	216	212
Operating cost reimbursement	3,654	2,791	10,615	8,016
Other	30	271	168	299
Total Revenues	37,306	30,387	107,493	85,027

Operating Expenses
Real estate taxes	2,824	2,149	7,825	5,988
Property operating expenses	1,246	931	3,906	2,641
Land lease expense	172	163	511	490
General and administrative	2,947	2,454	8,994	7,299
Depreciation and amortization	11,180	8,228	31,743	22,956
Total Operating Expenses	18,369	13,925	52,979	39,374

Income from Operations	18,937	16,462	54,514	45,653

Other (Expense) Income
Interest expense, net	(6,538)	(4,666)	(17,965)	(13,213)
Gain (loss) on sale of assets, net	3,917	524	10,949	10,045
Income tax expense	(125)	(37)	(391)	(366)
Other (expense) income	53	-	4	-
Provision for impairment	(488)	-	(1,651)	-

Net Income	15,756	12,283	45,460	42,119

Less Net Income Attributable to Non-Controlling Interest	170	118	499	501
			.	.
Net Income Attributable to Agree Realty Corporation	$15,586	$12,165	$44,961	$41,618

Net Income Per Share Attributable to Agree Realty Corporation
Basic	$0.49	$0.42	$1.43	$1.53
Diluted	$0.48	$0.42	$1.42	$1.52

Other Comprehensive Income
Net income	$15,756	$12,283	$45,460	$42,119
Other Comprehensive Income (Loss) - Change in Fair Value of Interest Rate Swaps	454	203	3,166	533
Total Comprehensive Income	16,210	12,486	48,626	42,652

Less Comprehensive Income Attributable to Non-Controlling Interest	174	149	534	509

Comprehensive Income Attributable to Agree Realty Corporation	$16,036	$12,337	$48,092	$42,143

Weighted Average Number of Common Shares Outstanding - Basic:	31,758,925	28,573,022	31,131,530	26,988,589

Weighted Average Number of Common Shares Outstanding - Diluted:	32,287,352	28,656,684	31,471,251	27,069,352

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2017	31,004,900	$3	$936,046	$(28,763)	$1,375	$2,529	$911,190
Issuance of common stock, net of issuance costs	3,450,000	-	159,604	-	-	-	159,604
Repurchase of common shares	(22,348)	-	(1,142)	-	-	-	(1,142)
Issuance of restricted stock under the Omnibus Incentive Plan	50,841	-	-	-	-	-	-
Forfeiture of restricted stock	(1,848)	-	-	-	-	-	-
Stock-based compensation	-	-	2,171	-	-	-	2,171
Dividends and distributions declared for the period	-	-	-	(51,515)	-	(556)	(52,071)
Other comprehensive income (loss) - change in fair value of interest rate swaps	-	-	-	-	3,131	35	3,166
Net income	-	-	-	44,961	-	499	45,460
Balance, September 30, 2018	34,481,545	$3	$1,096,679	$(35,317)	$4,506	$2,507	$1,068,378

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash Flows from Operating Activities
Net income	$45,460	$42,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,808	14,366
Amortization	13,935	8,590
Amortization from financing and credit facility costs	768	730
Stock-based compensation	2,171	1,748
Provision for impairment	1,651	-
(Gain) loss on sale of assets	(10,949)	(10,045)
(Increase) decrease in accounts receivable	(5,122)	(4,192)
(Increase) decrease in other assets	(934)	(148)
Increase (decrease) in accounts payable and accrued expenses	923	1,837
Increase (decrease) in deferred revenue	(758)	(371)
Increase (decrease) in accrued interest	(706)	549
Increase (decrease) in tenant deposits	5	2
Net Cash Provided by Operating Activities	64,252	55,185

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(352,085)	(241,132)
Development of real estate investments and other assets (including capitalized interest of $381 in 2018 and $297 in 2017)	(17,390)	(27,240)
Payment of leasing costs	(1,191)	(544)
Net proceeds from sale of assets	60,038	29,414
Net Cash Used In Investing Activities	(310,628)	(239,502)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	159,604	136,733
Repurchase of common shares	(1,142)	(1,108)
Unsecured revolving credit facility borrowings	260,000	184,000
Unsecured revolving credit facility repayments	(260,000)	(198,000)
Payments of mortgage notes payable	(26,915)	(1,794)
Payments of unsecured term loans	(571)	(549)
Senior unsecured notes proceeds	125,000	100,000
Dividends paid	(49,018)	(40,392)
Distributions to Non-Controlling Interest	(549)	(520)
Payments for financing costs	(568)	(159)
Net Cash Provided by Financing Activities	205,841	178,211

Net Increase (Decrease) in Cash and Cash Equivalents	(40,535)	(6,106)
Cash and cash equivalents and restricted deposits, beginning of period	58,782	33,395
Cash and cash equivalents and restricted deposits, end of period	$18,247	$27,289

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$18,944	$12,658
Cash paid (refunded) for income tax	$387	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued under equity incentive plans (in dollars)	$2,381	$3,022
Dividends and limited partners' distributions declared and unpaid	$18,808	$14,930

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Our assets are held by, and all of our operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.0% interest as of September 30, 2018. Under the partnership agreement of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the "Company," “Management,” "we,” “our” or "us" refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the nine months ended September 30, 2018 may not be indicative of the results that may be expected for the year ending December 31, 2018. Amounts as of December 31, 2017 included in the consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited consolidated financial statements, included herein, should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2017.

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

Reclassification

Certain reclassifications of prior period amounts have been made in the consolidated financial statements and footnotes in order to conform to the current presentation. Income tax expense is presented in Other (Expense) Income of the Consolidated Statement of Operations and Comprehensive Income. In reports filed prior to March 2018, income tax expense was included in general and administrative expenses of the Consolidated Statement of Operations and Comprehensive Income.

Segment Reporting

The Company is primarily in the business of acquiring, developing and managing retail real estate which is considered to be one reporting segment. The Company has no other reporting segments.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Real Estate Investments

The Company records the acquisition of real estate at cost, including acquisition and closing costs. For properties developed by the Company, all direct and indirect costs related to planning, development and construction, including interest, real estate taxes and other miscellaneous costs incurred during the construction period, are capitalized for financial reporting purposes and recorded as property under development until construction has been completed. Assets are classified as held for sale based on specific criteria as outlined in ASC 360, Property, Plant & Equipment. Properties classified as “held for sale” are recorded at the lower of their carrying value or their fair value, less anticipated selling costs. Assets are generally classified as held for sale once management has actively engaged in marketing the asset and has received a firm purchase commitment that is expected to close within one year. Real estate held for sale consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017

Land	$271	$393
Buildings	1,087	1,857
Lease Intangibles (Asset)	290	557
	1,648	2,807
Accumulated depreciation and amortization	(281)	(387)
Total Real Estate Held for Sale	$1,367	$2,420

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

The fair value of identified intangible assets and liabilities acquired is amortized to amortization over the remaining term of the related leases.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We had $17.3 million and $57.5 million in cash and cash held in escrow as of September 30, 2018 and December 31, 2017, respectively, in excess of the FDIC insured limit.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

The Company’s leases provide for reimbursement from tenants for common area maintenance (“CAM”), insurance, real estate taxes and other operating expenses ("Operating Cost Reimbursement Revenue"). A portion of our Operating Cost Reimbursement Revenue is estimated each period and is recognized as revenue in the period the recoverable costs are incurred and accrued. Receivables from Operating Cost Reimbursement Revenue are included in our Accounts Receivable - Tenants line item in our consolidated balance sheets. The balance of unbilled Operating Cost Reimbursement Receivable at September 30, 2018 and December 31, 2017 was $2.5 million and $1.4 million, respectively.

In addition, many of the Company’s leases contain rent escalations for which we recognize revenue on a straight-line basis over the non-cancelable lease term.  This method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the Accounts Receivable - Tenants line item in our consolidated balance sheet. The balance of straight-line rent receivables at September 30, 2018 and December 31, 2017 was $15.5 million and $12.9 million, respectively.  To the extent any of the tenants under these leases becomes unable to pay its contractual cash rents, the Company may be required to write down the straight-line rent receivable from the tenants, which would reduce operating income.

Sales Tax

The Company collects various taxes from tenants and remits these amounts, on a net basis, to the applicable taxing authorities.

Unamortized Deferred Expenses

Deferred expenses include debt financing costs related to the Company’s revolving credit facility, leasing costs and lease intangibles, and are amortized as follows: (i) debt financing costs related to the line of credit on a straight-line basis to interest expense over the term of the related loan, which approximates the effective interest method; (ii) leasing costs on a straight-line basis to amortization over the term of the related lease entered into; and (iii) lease intangibles on a straight-line basis to amortization over the remaining term of the related lease acquired.

The following schedule summarizes the Company’s amortization of deferred expenses for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Credit Facility Financing Costs	$133	$102	$335	$304
Leasing Costs	82	40	166	120
Lease Intangibles (Asset)	5,998	3,802	16,781	11,209
Lease Intangibles (Liability)	(1,083)	(1,037)	(3,168)	(3,167)
Total	$5,130	$2,907	$14,114	$8,466

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

The following schedule represents estimated future amortization of deferred expenses as of September 30, 2018 (in thousands):

Year Ending December 31,	2018
	(remaining)	2019	2020	2021	2022	Thereafter	Total

Credit Facility Financing Costs	$142	$556	$541	$28	$-	$-	$1,267
Leasing Costs	76	276	302	293	285	1,350	2,582
Lease Intangibles (Asset)	6,822	25,643	25,493	24,815	23,737	164,096	270,606
Lease Intangibles (Liability)	(1,143)	(4,291)	(4,279)	(3,993)	(3,094)	(10,828)	(27,628)
Total	$5,897	$22,184	$22,057	$21,143	$20,928	$154,618	$246,827

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Weighted average number of common shares outstanding	31,969,749	28,792,158	31,342,354	27,207,725
Less: Unvested restricted stock	(210,824)	(219,136)	(210,824)	(219,136)
Weighted average number of common shares outstanding used in basic earnings per share	31,758,925	28,573,022	31,131,530	26,988,589

Weighted average number of common shares outstanding used in basic earnings per share	31,758,925	28,573,022	31,131,530	26,988,589
Effect of dilutive securities: restricted stock	80,211	83,662	71,855	80,763
Effect of dilutive securities: March 2018 forward equity offering	439,761	-	265,048	-
Effect of dilutive securities: September 2018 forward equity offering	8,455	-	2,818	-
Weighted average number of common shares outstanding used in diluted earnings per share	32,287,352	28,656,684	31,471,251	27,069,352

Operating Partnership Units ("OP Units")	347,619	347,619	347,619	347,619
Weighted average number of common shares and OP Units outstanding used in diluted earnings per share	32,634,971	29,004,303	31,818,870	27,416,971

Forward Equity Sales

In March 2018, the Company entered into a forward sale agreement to sell an aggregate of 3,450,000 shares of our common stock, which includes the underwriters’ option to purchase an additional 450,000 shares, at a public offering price of $48.00 per share, before underwriting discounts. In September 2018, the Company settled 3,450,000 shares from our forward sale agreement and received proceeds of $160.2 million, net of underwriting discounts, fees and expenses.

In September 2018, the Company entered into a forward sale agreement to sell an aggregate of 3,500,000 shares of our common stock at a public offering price of $55.20 per share, less issuance costs, underwriters’ discount, and further adjustments as provided for in the forward sale agreement. We are obligated to settle the forward sale agreement no later than September 3, 2019.

To account for the forward sale agreements, we considered the accounting guidance governing financial instruments and derivatives and concluded that our forward sale agreement was not a liability as it did not embody obligations to repurchase our shares nor did it embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares. We then evaluated whether the agreement met the derivatives and hedging guidance scope exception to be accounted for as an equity instrument, and concluded that the agreement can be classified as an equity contract based on the following assessment: (i) none of the agreement’s exercise contingencies was based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreement from being indexed to our own stock.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

We also considered the potential dilution resulting from the forward sale agreement on the earnings per share calculations. We use the treasury stock method to determine the dilution resulting from the forward sale agreement during the period of time prior to settlement. The impact to our weighted-average number of common shares – diluted for the three and nine months ended September 30, 2018, was 448,217 and 267,867 weighted-average incremental shares, respectively.

Income Taxes (not presented in thousands)

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For the periods ending September 30, 2018 and December 31, 2017, the Company believes it has qualified as a REIT. Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

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

As of September 30, 2018, and December 31, 2017, the Company had accrued a deferred income tax liability in the amount of $475,000. This deferred income tax balance represents the federal and state tax effect of deferring income tax in 2007 on the sale of an asset under section 1031 of the Internal Revenue Code. This transaction was accrued within the TRS entities described above. The Company recognized total federal and state tax expense of approximately $125,000 and $37,000 for the three months ended September 30, 2018 and 2017, respectively and approximately $391,000 and $366,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). These amendments modify the disclosure requirements in Topic 820 on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty. ASU 2018-13 will be effective for all entities for fiscal years beginning after December 15, 2019, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company is in the process of determining the impact that the implementation of ASU 2018-13 will have on the Company’s financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). These amendments expand the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned, and the ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. ASU 2018-07 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The objective of ASU 2017-12 is to expand hedge accounting for both financial (interest rate) and commodity risks, and create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. ASU 2017-12 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company has evaluated the impact of the implementation of ASU 2017-12 and does not believe it will have a material effect on the financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases” (“ASU 2016-02”). The new standard creates Topic 842, Leases, in FASB Accounting Standards Codification (“FASB ASC”) and supersedes FASB ASC 840, Leases. ASU 2016-02 requires a lessee to recognize the assets and liabilities that arise from leases (operating and finance). The main difference between the existing guidance on accounting for leases and the new standard is that operating leases for lessees will now be recorded in the statement of financial position as right of use assets and lease liabilities on the lessee’s balance sheet. The new standard requires lessors to account for leases for lessee’s using an approach that is substantially equivalent to existing guidance for sales-type leases and operating leases. In July 2018, the FASB issued ASU 2018-11, which provides a practical expedient for lessors by class of underlying assets to not separate non-lease components from the lease component. The Company intends to apply  the practical expedient to not separate lease and nonlease components in a contract if the timing and pattern of transfer for the lease components and nonlease components are the same and if the lease component is classified as an operating lease. ASU 2016-02 is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018. Early adoption is permitted. As part of ASU 2018-01, the FASB provided an optional transition method, allowing entities to not evaluate under ASC 842 land easements that existed or expired before the adoption of ASC 842 and that were not previously accounted for as leases under ASC 840. The Company intends to apply this practical expedient upon adoption of Topic 842. As part of ASU 2018-11, the FASB provided an additional (and optional) transition method that allows entities to initially apply Topic 842 at the adoption date (January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company intends to apply this practical expedient upon adoption of Topic 842.   The Company has engaged a professional services firm to assist in the implementation of ASU 2016-02. Based on its anticipated election of practical expedients, the Company anticipates that its retail leases, where it is the lessor, will continue to be accounted for as operating leases under the new standard. The Company is also the lessee under various land lease arrangements. The Company would not be required to reassess the classification of existing land leases where it is the lessee and therefore these leases would continue to be accounted for as operating leases. Therefore, as of January 1, 2019, the Company does not currently anticipate significant changes in the accounting for its lease revenues as lessor, but does anticipate the recognition of right of use assets and related lease liabilities on its consolidated balance sheets related to land leases as lessee. In the event the Company modifies existing land leases or enters into new land leases after adoption of the new standard, such leases may be classified as finance leases. The Company will continue to evaluate the impact of adopting the new leases standard on its consolidated statements of income and comprehensive income and consolidated balance sheets.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Note 3 – Real Estate Investments

Real Estate Portfolio

As of September 30, 2018, the Company owned 520 properties, with a total gross leasable area of approximately 10.0 million square feet. Net Real Estate Investments totaled $1.4 billion as of September 30, 2018. As of December 31, 2017, the Company owned 436 properties, with a total gross leasable area of approximately 8.7 million square feet. Net Real Estate Investments totaled $1.2 billion as of December 31, 2017.

Acquisitions

During the three months ended September 30, 2018, the Company purchased 43 retail net lease assets for approximately $150.0 million, which includes acquisition and closing costs. These properties are located in 20 states and are leased for a weighted average lease term of approximately 11.5 years.

During the nine months ended September 30, 2018, the Company purchased 96 retail net lease assets for approximately $349.9 million, which includes acquisition and closing costs. These properties are located in 29 states and are leased for a weighted average lease term of approximately 12.3 years.

The aggregate acquisitions for the nine months ended September 30, 2018 were allocated $81.6 million to land, $174.4 million to buildings and improvements, and $93.9 million to lease intangibles. The acquisitions were all cash purchases and there were no contingent considerations associated with these acquisitions.

None of the Company’s acquisitions during the first nine months of 2018 caused any new or existing tenant to comprise 10% or more of our total assets or generate 10% or more of our total annualized base rent at September 30, 2018.

Developments

During the third quarter of 2018, construction continued or commenced on five development and Partner Capital Solutions (“PCS”) projects with anticipated total project costs of approximately $14.0 million. The projects consist of the Company’s third and fourth development projects with Mister Car Wash; the Company’s first two development projects with Sunbelt Rentals; and the Company’s redevelopment with Hobby Lobby in Mount Pleasant, Michigan.

During the nine months ended September 30, 2018, the Company had 13 development or PCS projects completed or under construction.  Anticipated total costs for those projects are approximately $59.6 million and include the following completed or commenced projects:

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Tenant	Location	Lease Structure	Lease Term	Actual or Anticipated Rent Commencement	Status
Mister Car Wash	Urbandale, IA	Build-to-Suit	20 years	Q1 2018	Completed
Mister Car Wash	Bernalillo, NM	Build-to-Suit	20 years	Q1 2018	Completed
Burger King(1)	North Ridgeville, OH	Build-to-Suit	20 years	Q1 2018	Completed
Art Van Furniture	Canton, MI	Build-to-Suit	20 years	Q1 2018	Completed
Camping World	Grand Rapids, MI	Build-to-Suit	20 years	Q2 2018	Completed
ALDI	Chickasha, OK	Build-to-Suit	10 years	Q3 2018	Completed
Burger King(1)	Aurora, IL	Build-to-Suit	20 years	Q3 2018	Completed
Burlington Coat Factory	Nampa, ID	Build-to-Suit	15 years	Q3 2018	Completed
Mister Car Wash	Orlando, FL	Build-to-Suit	20 years	Q4 2018	Under Construction
Mister Car Wash	Tavares, FL	Build-to-Suit	20 years	Q4 2018	Under Construction
Sunbelt Rentals	Batavia, OH	Build-to-Suit	10 years	Q1 2019	Under Construction
Sunbelt Rentals	Maumee, OH	Build-to-Suit	10 years	Q1 2019	Under Construction
Hobby Lobby	Mt. Pleasant, MI	Build-to-Suit	15 years	Q4 2019	Under Construction

Notes:

(1) Franchise restaurant operated by TOMS King, LLC.

Dispositions

During the three months ended September 30, 2018, the Company sold six properties for net proceeds of $29.6 million and the Company recorded a net gain of $3.9 million.

During the nine months ended September 30, 2018, the Company sold 16 properties for net proceeds of $56.4 million and the Company recorded a net gain of $9.9 million (net of any expected losses on real estate held for sale). In addition, a tenant exercised its option to purchase a store which had previously been ground leased from the Company. The option to purchase was exercised for net proceeds of $3.9 million and the Company recorded a net gain of $1.0 million.

Provision for Impairment

The Company reviews long-lived assets, including intangible assets, for possible impairment when certain events or changes in circumstances indicates that the carrying amount of the asset may not be recoverable through operations. Events or changes in circumstances may include significant changes in real estate market conditions and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. During the three and nine months ended September 30, 2018, the Company recognized provisions for impairment of $0.5 million and $1.7 million, respectively. There were no provisions for impairment for the three and nine months ended September 30, 2017.

The valuation of impaired assets is determined using valuation techniques including discounted cash flow analysis, analysis of recent comparable sales transactions, and purchase offers received from third parties, which are Level 3 inputs. The Company may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of its real estate.

Note 4 – Debt

As of September 30, 2018, the Company had total indebtedness of $619.9 million, including (i) $62.2 million of mortgage notes payable; (ii) $158.7 million of unsecured term loans; (iii) $385.0 million of senior unsecured notes; and (iv) $14.0 million of borrowings under our Credit Facility.

Mortgage Notes Payable

As of September 30, 2018, the Company had total gross mortgage indebtedness of $62.2 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $107.9 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.16% as of September 30, 2018 and 3.74% as of December 31, 2017.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

In December 2017, the Company assumed an interest-only mortgage note for $21.5 million with PNC Bank, National Association in connection with an acquisition. The mortgage note is due October 2019, secured by a multi-tenant property and has a fixed interest rate of 3.32%.

	September 30, 2018	December 31, 2017
(not presented in thousands)	(in thousands)
Note payable in monthly installments of interest only at LIBOR plus 160 basis points, swapped to a fixed rate of 2.49%. A balloon payment in the amount of $25,000,000 was repaid on March 29, 2018	$-	$25,000

Note payable in monthly installments of interest only at 3.32% per annum, with a balloon payment due October 2019	21,500	21,500

Note payable in monthly installments of $153,838, including interest at 6.90% per annum, with the final monthly payment due January 2020	2,345	3,573

Note payable in monthly installments of $23,004, including interest at 6.24% per annum, with a balloon payment of $2,781,819 due February 2020	2,896	2,963

Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 1, 2023	23,640	23,640

Note payable in monthly installments of $35,673, including interest at 5.01% per annum, with a balloon payment of $4,034,627 due September 2023	5,003	5,131

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026	6,795	7,288

Total principal	62,179	89,095
Unamortized debt issuance costs	(642)	(825)
Total	$61,537	$88,270

The mortgage loans encumbering our properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At September 30, 2018, there were no mortgage loans with partial recourse to us.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

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

The Company was in compliance with covenant terms for all mortgages payable at September 30, 2018.

Senior Unsecured Notes

The following table presents the Senior Unsecured Notes balance net of unamortized debt issuance costs as of September 30, 2018, and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017

2025 Senior Unsecured Notes	$50,000	$50,000
2027 Senior Unsecured Notes	50,000	50,000
2028 Senior Unsecured Notes	60,000	60,000
2029 Senior Unsecured Notes	100,000	100,000
2030 Senior Unsecured Notes	125,000	-
Total Principal	385,000	260,000

Unamortized debt issuance costs	(927)	(878)
Total	$384,073	$259,122

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

In September 2018, the Company entered into two supplements to uncommitted master note facilities previously entered into with institutional purchasers in August 2017. Pursuant to the supplements, the Operating Partnership completed a private placement of $125.0 million aggregate principal amount of our 4.32% senior unsecured notes due September 2030 (the “2030 Senior Unsecured Notes”). The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Unsecured Term Loan Facilities

The following table presents the Unsecured Term Loans balance net of unamortized debt issuance costs as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017

2019 Term Loan	$18,734	$19,304
2023 Term Loan	40,000	40,000
2024 Term Loans	100,000	100,000
Total Principal	158,734	159,304

Unamortized debt issuance costs	(974)	(1,133)
Total	$157,760	$158,171

The amended and restated credit agreement, described below, extended the maturity dates of the $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility (together, the “2024 Term Loan Facilities”) to January 2024. In connection with entering into the amended and restated credit agreement, the prior notes evidencing the existing $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at a variable LIBOR plus 150 to 245 basis points, depending on the Company's credit rating. The Company utilized existing interest rate swaps to effectively fix the LIBOR at 213 basis points until maturity. As of September 30, 2018, $100.0 million was outstanding under the 2024 Term Loan Facilities bearing an all-in interest rate of 3.78%.

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures July 2023 (the “2023 Term Loan”).  Borrowings under the 2023 Term Loan are priced at LIBOR plus 150 to 245 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap to fix LIBOR at 140 basis points until maturity.  As of September 30, 2018, $40.0 million was outstanding under the 2023 Term Loan, which was subject to an all-in interest rate of 3.05%.

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matures May 2019 (the “2019 Term Loan”).  Borrowings under the 2019 Term Loan are priced at LIBOR plus 170 basis points. In order to fix LIBOR on the 2019 Term Loan at 1.92% until maturity, the Company had an interest rate swap agreement in place, which was assigned by the lender under the Mortgage Note to the 2019 Term Loan lender.  As of September 30, 2018, $18.7 million was outstanding under the 2019 Term Loan bearing an all-in interest rate of 3.62%.

Senior Unsecured Revolving Credit Facility

In December 2016, the Company amended and restated the credit agreement (the “Credit Agreement”) that governs the Company's senior unsecured revolving credit facility and the Company's unsecured term loan facility to increase the aggregate borrowing capacity to $350.0 million. In July 2018, the Company elected to pursue commitments under the accordion option outlined in its senior unsecured revolving credit facility to increase the revolving commitments by $75.0 million, raising the total revolving commitments under the amended and restated credit agreement from $250.0 million to $325.0 million. Including the increased commitments, the amended and restated credit agreement provides for a $325.0 million unsecured revolving credit facility, a $65.0 million unsecured term loan facility and a $35.0 million unsecured term loan facility (referenced above as 2024 Term Loan Facilities). The unsecured revolving credit facility matures January 2021 with options to extend the maturity date to January 2022. The 2024 Term Loan Facilities mature January 2024. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement to a maximum amount of $500.0 million, subject to lender approval.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Borrowings under the revolving credit facility bear interest at LIBOR plus 85 to 155 basis points, depending on the Company’s credit rating. Additionally, the Company is required to pay a facility fee at an annual rate of 0 to 55 basis points of the total amount of the revolving credit facility, depending on the Company’s credit rating. The Credit Agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of September 30, 2018, and December 31, 2017, the Company had $14.0 million, of outstanding borrowings under the revolving credit facility, respectively, bearing weighted average interest rates of approximately 3.2% and 2.6%, respectively. As of September 30, 2018, $311.0 million was available for borrowing under the revolving credit facility and the Company was in compliance with the credit agreement covenants.

Debt Maturities

The following table presents scheduled principal payments related to our debt as of September 30, 2018 (in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2018	$850	$-	$850
2019	3,005	39,790	42,795
2020	1,100	2,767	3,867
2021 (1)	998	14,000	14,998
2022	1,060	-	1,060
Thereafter	3,687	552,656	556,343
Total	$10,700	$609,213	$619,913

(1)	The balloon payment balance includes the balance outstanding under the Credit Facility as of September 30, 2018. The Credit Facility matures in January 2021, with options to extend the maturity for one year at the Company’s election, subject to certain conditions.

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

In March 2018, the Company completed a follow-on public offering of 3,450,000 shares of common stock, which included the underwriters’ option to purchase an additional 450,000 shares of common stock in connection with a forward sale agreement.  The offering, which included the full exercise of the underwriters’ option to purchase additional shares, was settled in its entirety in September 2018. Upon settlement the Company issued 3,450,000 shares and received net proceeds of $160.2 million after deducting fees and expenses.

In September 2018, the Company completed a follow-on public offering of 3,500,000 shares of common stock in connection with a forward sale agreement. Upon settlement, the offering is anticipated to raise net proceeds of approximately $190.0 million net of underwriting discounts, fees and commissions and will be subject to certain adjustments as provided in the forward sale agreement. The Company has not received proceeds from the sale of shares of its common stock by the forward purchaser. Selling common stock through the forward sale agreement enabled the Company to set the price of such shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the Company.  The forward sale agreement is required to be settled no later than September 3, 2019.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

In May 2018, the Company entered into a $250.0 million at-the-market equity program (“ATM Program”) through which the Company may, from time to time, sell shares of common stock. In addition to selling shares of common stock, the Company may enter into forward sale agreements through its ATM Program. The Company intends to use the proceeds generated from its ATM Program for general corporate purposes, including funding our investment activity, the repayment or refinancing of outstanding indebtedness and working capital.

During the three and nine months ended September 30, 2018, the Company did not issue any shares of common stock under its ATM program. The Company had $250.0 million remaining under the ATM program as of September 30, 2018

Note 6 – Dividends and Distribution Payable

On September 4, 2018, the Company declared a dividend of $0.540 per share for the quarter ended September 30, 2018. The holders of limited partnership interests in the Operating Partnership (“OP Units”) were entitled to an equal distribution per OP Unit held as of September 28, 2018. The dividends and distributions payable were recorded as liabilities on the Company's consolidated balance sheet at September 30, 2018. The dividend has been reflected as a reduction of stockholders' equity and the distribution has been reflected as a reduction of the limited partners' non-controlling interest. These amounts were paid on October 12, 2018.

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

In April 2012, the Company entered into an amortizing forward-starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.92%. The notional amount as of September 30, 2018 is $18.7 million. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of September 30, 2018, this interest rate swap was valued as an asset of approximately $0.1 million.

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of September 30, 2018, this interest rate swap was valued as an asset of approximately $0.4 million.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of September 30, 2018, this interest rate swap was valued as an asset of approximately $1.3 million.

In September 2017, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of September 30, 2018, this interest rate swap was valued as an asset of approximately $2.7 million.

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated these derivative instruments as cash flow hedges. As such, the effective portion of changes in the fair value of the derivatives designated, and that qualify as cash flow hedges, is recorded as a component of other comprehensive income (loss). The ineffective portion of the change in fair value of the derivative instrument is recognized directly in interest expense. For the three and nine months ended September 30, 2018, the Company has not recorded any hedge ineffectiveness in earnings. Amounts in Accumulated Other Comprehensive Income (Loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $1.0 million will be reclassified as a reduction to interest expense.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
	September 30,	December 31,	September 30,	December 31,
Interest Rate Derivatives	2018	2017	2018	2017

Interest Rate Swap	4	5	$158,734	$184,304

The table below presents the estimated fair value of the Company’s derivative financial instruments, as well as their classification in the consolidated balance sheets (in thousands).

	Asset Derivatives
	September 30, 2018	December 31, 2017
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	$4,516	$1,592

	Liability Derivatives
	September 30, 2018	December 31, 2017
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	$-	$242

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

The table below displays the effect of the Company’s derivative financial instruments in the consolidated statements of operations and other comprehensive loss for the three and nine months ended September 30, 2018 and 2017 (in thousands).

	Derivatives in Cash Flow Hedging Relationships	Amount of Income/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Income/(Loss) Reclassifed from Accumulated OCI into Income (Effective Portion)	Amount of Income/(Loss) Reclassified from Accumulated OCI into Expense (Effective Portion)

Three months ended September 30		2018	2017		2018	2017

	Interest rate swaps	$454	$203	Interest Expense	$67	$(258)

Nine months ended September 30		2018	2017		2018	2017

	Interest rate swaps	$3,166	$330	Interest Expense	$(24)	$(1,085)

Credit-risk-related Contingent Features

The Company has agreements with two of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of September 30, 2018, the fair value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $0.0 million.

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheets.

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of September 30, 2018 and December 31, 2017. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the consolidated balance sheets (in thousands):

Offsetting of Derivative Assets

As of September 30, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$4,516	$-	$4,516	$-	$-	$4,516

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Offsetting of Derivative Liabilities

As of September 30, 2018
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

Note 8 – Discontinued Operations

There were no properties classified as discontinued operations for the three and nine months ended September 30, 2018.

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

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	Total Fair Value	Level 2
September 30, 2018
Derivative assets - interest rate swaps	$4,516	$4,516
Derivative liabilities - interest rate swaps	$-	$-

December 31, 2017
Derivative assets - interest rate swaps	$1,592	$1,592
Derivative liabilities - interest rate swaps	$242	$242

The carrying values of cash and cash equivalents, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

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

Fixed rate debt (including variable rate debt swapped to fixed, excluding the value of the derivatives) with carrying values of $603.4 million and $505.6 million as of September 30, 2018 and December 31, 2017, respectively, had fair values of approximately $594.8 million and $516.5 million, respectively.  Variable rate debt’s fair value is estimated to be equal to the carrying values of $14.0 million as of September 30, 2018 and December 31, 2017.

Note 10 – Equity Incentive Plan

The Company estimates the fair value of restricted stock grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of September 30, 2018, there was $7.1 million of total unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.3 years. The Company used 0% for the forfeiture rate for determining the fair value of restricted stock.

The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

Restricted stock activity is summarized as follows:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value

Unvested restricted stock at December 31, 2017	227	$39.47

Restricted stock granted	50	$47.73
Restricted stock vested	(65)	$35.40
Restricted stock forfeited	(1)	$48.28

Unvested restricted stock at September 30, 2018	211	$42.66

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

AGREE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

As of September 30, 2018, there was $1.5 million of total unrecognized compensation costs related to the outstanding performance shares, which is expected to be recognized over a weighted average period of 4.4 years. The Company used 0% for the forfeiture rate for determining the fair value of performance shares.

Note 11 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to September 30, 2018 through the date on which these financial statements were available to be issued to determine whether any of these events required disclosure in the financial statements.

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

Overview

We are a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. We were founded in 1971 by our current Executive Chairman, Richard Agree, and our common stock was listed on the New York Stock Exchange (“NYSE”) in 1994. Our assets are held by, and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 99.0% interest as of September 30, 2018.

As of September 30, 2018, our portfolio consisted of 520 properties located in 45 states and totaling approximately 10.0 million square feet of gross leasable area (“GLA”). As of September 30, 2018, our portfolio was approximately 99.7% leased and had a weighted average remaining lease term of approximately 10.1 years. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

Third Quarter 2018 Highlights

During the three months ended September 30, 2018, the Company acquired 43 retail net lease assets for approximately $150.0 million, which includes acquisition and closing costs. These properties are located in 20 states and are leased to 19 different tenants operating in 14 diverse retail sectors for a weighted average lease term of approximately 11.5 years. The underwritten weighted average capitalization rate on the Company’s third quarter 2018 acquisitions was approximately 7.2%.

During the three months ended September 30, 2018, the Company sold six properties for net proceeds of $29.6 million and recorded a net gain of $3.9 million.

In July 2018, the Company elected to pursue commitments under the accordion option outlined in its senior unsecured revolving credit facility to increase the borrowing available under its line of credit from $250.0 million to $325.0 million.

In March 2018, the Company completed a follow-on public offering of 3,450,000 shares of common stock, which included the underwriters’ option to purchase an additional 450,000 shares of common stock, in connection with a forward sale agreement.  The offering, which included the full exercise of the underwriters’ option to purchase additional shares, was settled in its entirety in September 2018. Upon settlement the Company issued 3,450,000 shares and received net proceeds of $160.2 million after deducting fees and expenses. The proceeds from the offering were used to repay borrowings under the Company’s revolving credit facility, to fund property acquisitions, and for general corporate purposes.

In September 2018, the Company completed a follow-on public offering of 3,500,000 shares of common stock in connection with a forward sale agreement. Upon settlement, the offering is anticipated to raise net proceeds of approximately $190.0 million net of underwriting discounts, fees and commissions and will be subject to certain adjustments as provided in the forward sale agreement. The Company has not received proceeds from the sale of shares of its common stock by the forward purchaser. Selling common stock through the forward sale agreement enabled the Company to set the price of such shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the Company.  The forward sale agreement is required to be settled no later than September 3, 2019.

In September 2018, the Company completed a private placement of $125.0 million of senior unsecured notes (the “Senior Notes”) to a group of institutional investors. The Senior Notes have a 12-year term, maturing on September 26, 2030, priced at a fixed interest rate of 4.32%.

Recent Accounting Pronouncements

Refer to Note 2 to the September 30, 2018 Interim Consolidated Financial Statements.

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

Results of Operations

Comparison of Three Months Ended September 30, 2018 to Three Months Ended September 30, 2017

Minimum rental income increased $6.3 million, or 23%, to $33.6 million for the three months ended September 30, 2018, compared to $27.3 million for the three months ended September 30, 2017. Minimum rental income increased approximately $6.7 million due to increased property count from acquisitions activity, $0.7 million due to increased property count from development activity, and was partially offset by a $1.1 million reduction due to disposition activity.

Operating cost reimbursements increased $0.9 million, or 31%, to $3.7 million for the three months ended September 30, 2018, compared to $2.8 million for the three months ended September 30, 2017. Operating cost reimbursements increased primarily due to increased property count. The portfolio recovery rate decreased to 90% for the three months ended September 30, 2018 compared to 91% for the three months September 30, 2017.

Real estate taxes increased $0.7 million, or 31%, to $2.8 million for the three months ended September 30, 2018, compared to $2.1 million for the three months ended September 30, 2017. The increase was due to the ownership of additional properties in the third quarter of 2018 compared to the third quarter of 2017 for which we remit real estate taxes and are reimbursed by tenants.

Property operating expenses increased $0.3 million, or 34%, to $1.2 million for the three months ended September 30, 2018, compared to $0.9 million for the three months ended September 30, 2017. The increase was due to the ownership of additional properties in the third quarter of 2018 compared to the third quarter of 2017.

General and administrative expenses increased $0.4 million, or 20%, to $2.9 million for the three months ended September 30, 2018, compared to $2.5 million for the three months ended September 30, 2017. The increase was primarily the result of increased employee headcount and professional costs. General and administrative expenses as a percentage of total revenue decreased to 7.9% in the third quarter of 2018 from 8.1% in the third quarter of 2017.

Depreciation and amortization increased $3.0 million, or 36%, to $11.2 million for the three months ended September 30, 2018, compared to $8.2 million for the three months ended September 30, 2017. The increase was primarily due to the ownership of additional properties in the third quarter of 2018 compared to the third quarter of 2017.

Interest expense increased $1.8 million, or 40%, to $6.5 million for the three months ended September 30, 2018, compared to $4.7 million for the three months ended September 30, 2017. The increase in interest expense was primarily a result of higher levels of borrowings to finance the acquisition and development of additional properties.

Income tax expense increased to $0.1 million for the three months ended September 30, 2018, compared to $0.0 million for the three months ended September 30, 2017. The change is due to ownership of an increased number of properties in the third quarter of 2018 compared to the third quarter of 2017 which are located in states that assess state and local income tax.

Provision for impairment increased $0.5 million for the three months ended September 30, 2018, compared to $0.0 million for the three months ended September 30, 2017. Provisions for impairment reflect the amount by which current book value exceeds estimated fair value.

Gain on sale of assets increased $3.4 million to $3.9 million for the three months ended September 30, 2018, compared to $0.5 million for the three months ended September 30, 2017. The increase in gain on sale of assets was primarily a result of increased disposition activity during the third quarter of 2018 compared to the third quarter of 2017.

Net Income increased $3.5 million, or 28%, to $15.8 million for the three months ended September 30, 2018, compared to $12.3 million for the three months ended September 30, 2017. The change was the result of items discussed above, including changes in non-cash amounts such as gain on the sale of assets, provision for impairments and depreciation and amortization expense.

Comparison of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2017

Minimum rental income increased $20.0 million, or 26%, to $96.5 million for the nine months ended September 30, 2018, compared to $76.5 million for the nine months ended September 30, 2017. Minimum rental income increased approximately $20.8 million due to increased property count from acquisitions activity, $2.1 million due to increased property count from development activity, and was partially offset by a $3.3 million reduction due to disposition activity.

Operating cost reimbursements increased $2.6 million, or 32%, to $10.6 million for the nine months ended September 30, 2018, compared to $8.0 million for the nine months ended September 30, 2017. Operating cost reimbursements increased primarily due to increased property count. The portfolio recovery rate decreased to 90% for the nine months ended September 30, 2018 compared to 93% for the nine months ended September 30, 2017.

Real estate taxes increased $1.8 million, or 31%, to $7.8 million for the nine months ended September 30, 2018, compared to $6.0 million for the nine months ended September 30, 2017. The increase was due to the ownership of additional properties in the first nine months of 2018 compared to the first nine months of 2017 for which we remit real estate taxes and are reimbursed by tenants.

Property operating expenses increased $1.3 million, or 48%, to $3.9 million for the nine months ended September 30, 2018, compared to $2.6 million for the nine months ended September 30, 2017. The increase was due to the ownership of additional properties in the first nine months of 2018 compared to the first nine months of 2017.

General and administrative expenses increased $1.7 million, or 23%, to $9.0 million for the nine months ended September 30, 2018, compared to $7.3 million for the nine months ended September 30, 2017. The increase was primarily the result of increased employee headcount and professional costs. General and administrative expenses as a percentage of total revenue decreased to 8.4% in the first nine months of 2018 from 8.6% in the first nine months of 2017.

Depreciation and amortization increased $8.7 million, or 38%, to $31.7 for the nine months ended September 30, 2018, compared to $23.0 million for the nine months ended September 30, 2017. The increase was primarily due to the ownership of additional properties in the first nine months of 2018 compared to the first nine months of 2017.

Interest expense increased $4.8 million, or 36%, to $18.0 million for the nine months ended September 30, 2018, compared to $13.2 million for the nine months ended September 30, 2017. The increase in interest expense was primarily a result of higher levels of borrowings to finance the acquisition and development of additional properties.

Provision for impairment increased $1.7 million for the nine months ended September 30, 2018, compared to $0.0 million for the nine months ended September 30, 2017. Provisions for impairment reflect the amount by which current book value exceeds estimated fair value.

Gain on sale of assets increased $0.9 million, or 8.3%, to $10.9 million for the nine months ended September 30, 2018, compared to $10.0 million for the nine months ended September 30, 2017. The increase in gain on sale of assets was primarily a result of increased disposition activity during the first nine months of 2018, compared to the first nine months 2017.

Net Income increased $3.4 million, or 8.0%, to $45.5 million for the nine months ended September 30, 2018, compared to $42.1 million for the nine months ended September 30, 2017. The change was the result of items discussed above, including changes in non-cash amounts such as gain on the sale of assets, provision for impairments and depreciation and amortization expense.

Liquidity and Capital Resources

Our principal demands for funds include payment of operating expenses, payment of principal and interest on our outstanding indebtedness, distributions to our shareholders and future property acquisitions and development.

We expect to meet our short-term liquidity requirements through cash provided from operations and borrowings under our revolving credit facility. As of September 30, 2018, available cash and cash equivalents was $16.8 million. As of September 30, 2018, we had $14.0 million outstanding on our revolving credit facility and $311.0 million was available for future borrowings, subject to our compliance with covenants. In July 2018, the Company elected to pursue commitments under the accordion option outlined in its senior unsecured revolving credit facility to increase the borrowing available under its the line of credit from $250.0 million to $325.0 million. We anticipate funding our long-term capital needs through cash provided from operations, borrowings under our revolving credit facility, the issuance of debt and common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Equity

In March 2018, the Company completed a follow-on public offering of 3,450,000 shares of common stock, which includes the underwriters’ option to purchase an additional 450,000 shares of common stock in connection with a forward sale agreement.  The offering, which included the full exercise of the underwriters’ option to purchase additional shares, was settled in its entirety in September 2018. Upon settlement the Company issued 3,450,000 shares and received net proceeds of $160.2 million after deducting fees and expenses. The proceeds from the offering were used to repay borrowings under the Company’s revolving credit facility, to fund property acquisitions, and for general corporate purposes.

In September 2018, the Company completed a follow-on public offering of 3,500,000 shares of common stock in connection with a forward sale agreement. Upon settlement, the offering is anticipated to raise net proceeds of approximately $190.0 million net of underwriting discounts, fees and commissions and will be subject to certain adjustments as provided in the forward sale agreement. The Company has not received proceeds from the sale of shares of its common stock by the forward purchaser. Selling common stock through the forward sale agreement enabled the Company to set the price of such shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the Company.  The forward sale agreement is required to be settled no later than September 3, 2019.

In May 2018, the Company entered into a $250.0 million at-the-market equity program (“ATM Program”) through which the Company may, from time to time, sell shares of common stock. In addition to selling shares of common stock, the Company may enter into forward sale agreements through its ATM Program. The Company intends to use the proceeds generated from its ATM Program for general corporate purposes, including funding our investment activity, the repayment or refinancing of outstanding indebtedness, working capital and other general purposes. The Company has not issued any shares of common stock under its ATM Program.

Capitalization

As of September 30, 2018, the Company’s total market capitalization was approximately $2.5 billion. Market capitalization consisted of $1.9 billion of common equity (based on the September 28, 2018 closing price on the NYSE of $53.12 per common share and assuming the conversion of operating partnership units in the Operating Partnership (“OP units”) and $619.9 million of total gross debt, including (i) $62.2 million of mortgage notes payable; (ii) $158.7 million of unsecured term loans; (iii) $385.0 million of senior unsecured notes; and (iv) $14.0 million of borrowings under our revolving credit facility. Our ratio of total debt to total market capitalization was 25.1% at September 30, 2018.

At September 30, 2018, the non-controlling interest in the Operating Partnership represented ownership of 1.1% of the Operating Partnership. The OP Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged OP Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all OP Units, there would have been 34,829,164 shares of common stock outstanding at September 30, 2018.

Debt

The below table summarizes the Company’s outstanding debt for the periods ended September 30, 2018 and December 31, 2017 (in thousands):

	Interest		Principal Amount Outstanding
Senior Unsecured Revolving Credit Facility	Rate	Maturity	September 30, 2018	December 31, 2017
Credit Facility (1)	3.26%	January 2021	$14,000	$14,000
Total Credit Facility			$14,000	$14,000

Unsecured Term Loans (2)
2019 Term Loan	3.62%	May 2019	$18,734	$19,304
2023 Term Loan	3.05%	July 2023	40,000	40,000
2024 Term Loan Facility	3.74%	January 2024	65,000	65,000
2024 Term Loan Facility	3.85%	January 2024	35,000	35,000
Total Unsecured Term Loans			$158,734	$159,304

Senior Unsecured Notes (2)
2025 Senior Unsecured Notes	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Notes	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	September 2030	125,000	-
Total Senior Unsecured Notes			$385,000	$260,000

Mortgage Notes Payable (2)
Secured Term Loan	2.49%	March 2018	$-	$25,000
Single Asset Mortgage Loan	3.32%	October 2019	21,500	21,500
Portfolio Mortgage Loan	6.90%	January 2020	2,345	3,573
Single Asset Mortgage Loan	6.24%	February 2020	2,896	2,963
CMBS Portfolio Loan	3.60%	January 2023	23,640	23,640
Single Asset Mortgage Loan	5.01%	September 2023	5,003	5,131
Portfolio Credit Tenant Lease	6.27%	July 2026	6,795	7,288
Total Mortgage Notes Payable			$62,179	$89,095

Total Principal Amount Outstanding			$619,913	$522,399

(1) The annual interest rate of the Credit Facility assumes one month LIBOR as of September 30, 2018 of 2.26%.

(2) Interest rate includes the effects of variable interest rates that have been swapped to fixed interest rates.

Senior Unsecured Revolving Credit Facility

In December 2016, the Company amended and restated the credit agreement (the “Credit Agreement”) that governs the Company's senior unsecured revolving credit facility and the Company's unsecured term loan facility to increase the aggregate borrowing capacity to $350.0 million. In July 2018, the Company elected to pursue commitments under the accordion option outlined in its senior unsecured revolving credit facility to increase the revolving commitments by $75.0 million, raising total revolving commitments under the amended and restated credit agreement from $250.0 million to $325.0 million. Including the increased commitments, the amended and restated credit agreement provides for a $325.0 million unsecured revolving credit facility, a $65.0 million unsecured term loan facility and a $35.0 million unsecured term loan facility (Referenced above as 2024 Term Loan Facilities). The unsecured revolving credit facility matures January 2021 with options to extend the maturity date to January 2022. The 2024 Term Loan Facilities mature January 2024. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement to a maximum amount of $500.0 million, subject to lender approval.

Borrowings under the revolving credit facility bear interest at LIBOR plus 85 to 155 basis points, depending on the Company’s credit rating. Additionally, the Company is required to pay a facility fee at an annual rate of 0 to 55 basis points of the total amount of the revolving credit facility, depending on the Company’s credit rating. The Credit Agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of September 30, 2018, and December 31, 2017, the Company had $14.0 million, of outstanding borrowings under the revolving credit facility, respectively, bearing weighted average interest rates of approximately 3.2% and 2.6%, respectively. As of September 30, 2018, $311.0 million was available for borrowing under the revolving credit facility and the Company was in compliance with the credit agreement covenants.

Unsecured Term Loan Facilities

The amended and restated credit agreement (Referenced above in Senior Unsecured Revolving Credit Facility) extended the maturity dates of the $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility (together, the “2024 Term Loan Facilities”) to January 2024. In connection with entering into the amended and restated credit agreement, the prior notes evidencing the existing $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at a variable LIBOR plus 150 to 245 basis points, depending on the Company's credit rating. The Company utilized existing interest rate swaps to effectively fix the LIBOR at 213 basis points until maturity. As of September 30, 2018, $100.0 million was outstanding under the 2024 Term Loan Facilities bearing an all-in interest rate of 3.78%.

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures July 2023 (the “2023 Term Loan”).  Borrowings under the 2023 Term Loan are priced at LIBOR plus 150 to 245 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap to fix LIBOR at 140 basis points until maturity.  As of September 30, 2018, $40.0 million was outstanding under the 2023 Term Loan, which was subject to an all-in interest rate of 3.05%.

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matures May 2019 (the “2019 Term Loan”).  Borrowings under the 2019 Term Loan are priced at LIBOR plus 170 basis points. In order to fix LIBOR on the 2019 Term Loan at 1.92% until maturity, the Company had an interest rate swap agreement in place, which was assigned by the lender under the Mortgage Note to the 2019 Term Loan lender.  As of September 30, 2018, $18.7 million was outstanding under the 2019 Term Loan bearing an all-in interest rate of 3.62%.

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

In September 2018, the Company entered into two supplements to uncommitted master note facilities previously entered into with institutional purchasers in August 2017. Pursuant to the supplements, the Operating Partnership completed a private placement of $125.0 million aggregate principal amount of our 4.32% senior unsecured notes due September 2030 (the “2030 Senior Unsecured Notes”). The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

Mortgage Notes Payable

As of September 30, 2018, the Company had total gross mortgage indebtedness of $62.2 million, with a weighted average term to maturity of 3.3 years. Including our mortgages that have been swapped to a fixed interest rate, our weighted average interest rate on mortgage debt was 4.16%.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2018 (in thousands):

	Remainder of
	2018	2019	2020	2021	2022	Thereafter	Total
Mortgage Notes Payable	$660	$24,251	$3,867	$998	$1,060	$31,343	$62,179
Revolving Credit Facility	-	-	-	14,000	-	-	14,000
Unsecured Term Loans	190	18,544	-	-	-	140,000	158,734
Senior Unsecured Notes	-	-	-	-	-	385,000	385,000
Land Lease Obligations	142	566	564	521	437	6,908	9,138
Estimated Interest Payments on Outstanding Debt	6,294	24,470	23,376	22,861	22,781	104,558	204,340
Total	$7,286	$67,831	$27,807	$38,380	$24,278	$667,809	$833,391

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

Dividends

During the quarter ended September 30, 2018, the Company declared a quarterly dividend of $0.540 per share. The cash dividend was paid on October 12, 2018 to holders of record on September 28, 2018.

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

The following table provides a reconciliation from net income to FFO for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
Reconciliation from Net Income to Funds from Operations	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$15,756	$12,283	$45,460	$42,119
Depreciation of real estate assets	6,156	5,101	17,745	14,286
Amortization of leasing costs	90	40	174	120
Amortization of lease intangibles	4,914	3,059	13,761	8,470
Provision for impairment	488	-	1,651	-
Gain on sale of assets	(3,917)	(524)	(10,949)	(10,045)
Funds from Operations	$23,487	$19,959	$67,842	$54,950

Funds from Operations Per Share - Diluted	$0.72	$0.69	$2.13	$2.00

Weighted average shares and OP units outstanding
Basic	32,106,544	28,920,641	31,479,149	27,336,208
Diluted	32,634,971	29,004,303	31,818,870	27,416,971

The following table provides a reconciliation from net income to AFFO for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
Reconciliation from Net Income to Adjusted Funds from Operations	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$15,756	$12,283	$45,460	$42,119
Cumulative adjustments to calculate FFO	7,731	7,676	22,382	12,831
Funds from Operations	$23,487	$19,959	$67,842	$54,950
Straight-line accrued rent	(1,138)	(860)	(3,344)	(2,545)
Stock based compensation expense	850	622	2,375	1,898
Amortization of financing costs	135	142	433	426
Non-real estate depreciation	20	28	63	80
Adjusted Funds from Operations	$23,354	$19,891	$67,369	$54,809

Adjusted Funds from Operations Per Share - Diluted	$0.72	$0.69	$2.12	$2.00

Additional supplemental disclosure
Scheduled principal repayments	$838	$797	$2,486	$2,343
Capitalized interest	$88	$143	$381	$297
Capitalized building improvements	$966	$34	$1,042	$76

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

($ in thousands)
	2018	2019	2020	2021	2022	Thereafter	Total
Mortgage Notes Payable	$660	$24,251	$3,867	$998	$1,060	$31,343	$62,179
Average Interest Rate	6.59%	3.69%	6.21%	6.02%	6.02%	3.86%

Unsecured Revolving Credit Facility	$-	$-	$-	$14,000	$-	$-	$14,000
Average Interest Rate				3.26%

Unsecured Term Loans	$190	$18,544	$-	$-	$-	$140,000	$158,734
Average Interest Rate	3.62%	3.62%				3.57%

Senior Unsecured Notes	$-	$-	$-	$-	$-	$385,000	$385,000
Average Interest Rate						4.27%

The fair value is estimated to be $61.8 million, $153.2 million and $379.8 million for mortgage notes payable, unsecured term loans and senior unsecured notes, respectively, as of September 30, 2018.

The table above incorporates those exposures that exist as of September 30, 2018; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In April 2012, the Company entered into an amortizing forward-starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.92%. The notional amount as of September 30, 2018 is $18.7 million. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of September 30, 2018, this interest rate swap was valued as an asset of approximately $0.1 million.

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of September 30, 2018, this interest rate swap was valued as an asset of approximately $0.4 million.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of September 30, 2018, this interest rate swap was valued as an asset of approximately $1.3 million.

In September 2017, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of September 30, 2018, this interest rate swap was valued as an asset of approximately $2.7 million.

We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of September 30, 2018.

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

Item 1A.	Risk Factors

There have been no material changes from our risk factors set forth under Item 1A of Part 1 of our most recently filed Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

*4.1	Form of 4.32% Senior Guaranteed Note, Series 2018-A, due September 26, 2030

*4.2	Form of 4.32% Senior Guaranteed Note, Series 2018-B, due September 26, 2030

10.1	Increase Agreement, dated July 18, 2018 among Agree Limited Partnership, as the Borrower, the Company, as the parent, PNC Bank, National Association and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018)

10.2	Form of Revolving Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2018)

*10.3	First Supplement to Uncommitted Master Note Facility, dated as of September 26, 2018, among Agree Limited Partnership, Agree Realty Corporation and Teachers Insurance and Annuity Association of America (“TIAA”)

*10.4	First Supplement to Uncommitted Master Note Facility, dated as of September 26, 2018, among Agree Limited Partnership, Agree Realty Corporation, AIG Asset Management (U.S.), LLC and the institutional investors named therein

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Clayton R. Thelen, Chief Financial Officer

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Clayton R. Thelen, Chief Financial Officer

*101	The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

*	Filed herewith.

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

Date: October 22, 2018

