Form 10-K
period 2018-12-31
AGREE REALTY CORP
filed 2019-02-21
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission File Number 1‑12928

AGREE REALTY CORPORATION

(Exact name of Registrant as specified in its charter)

Maryland	38‑3148187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 E. Long Lake Road, Bloomfield Hills, Michigan 48304

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (248) 737‑4190

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $.0001 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒ No ◻



Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ◻



Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ◻



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ◻



Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ◻
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
Yes ◻ No ☒



The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was $1,637,625,077 as of June 30, 2018, based on the closing price of $52.77 on the New York Stock Exchange on that date.

At February 19, 2019, there were 37,537,012 shares of common stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholder meeting to be held in 2019 are incorporated by reference into Part III of this Annual Report on Form 10‑K as noted herein.

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

Unless the context otherwise requires, references in this Annual Report on Form 10‑K to the terms "registrant,” the "Company," “Agree Realty,” "we,” “our” or "us" refer to Agree Realty Corporation and all of its consolidated subsidiaries, including its majority owned operating partnership, Agree Limited Partnership (the “Operating Partnership”). Agree Realty has elected to treat certain subsidiaries as taxable real estate investment trust subsidiaries which are collectively referred to herein as the “TRS.”

Item 1:       Business

General

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994. The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership of which the Company is the sole general partner and in which it held a 99.1% interest as of December 31, 2018. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Agreement.    As of December 31, 2018, our portfolio consisted of 645 properties located in 46 states and totaling approximately 11.2 million square feet of gross leasable area (“GLA”).

As of December 31, 2018, our portfolio was approximately 99.8% leased and had a weighted average remaining lease term of approximately 10.2 years. A significant majority of our properties are leased to national tenants and approximately 51.4% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

As of December 31, 2018, we had 36 full-time employees, including executive, investment, due diligence, construction, accounting, asset management and administrative personnel.

Our principal executive offices are located at 70 E. Long Lake Road, Bloomfield Hills, MI 48304 and our telephone number is (248) 737‑4190. We maintain a website at www.agreerealty.com. Our reports are electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and can be accessed through this site, free of charge, as soon as reasonably practicable after we electronically file or furnish such reports. These filings are also available on the SEC’s website at www.sec.gov. Our website also contains copies of our corporate governance guidelines and code of business conduct and ethics, as well as the charters of our audit, compensation and nominating and governance committees. The information on our website is not part of this report.

Recent Developments

Investments

During 2018, we completed approximately $653.9 million of investments in net leased retail real estate, including acquisition and closing costs. Total investment volume includes the acquisition of 225 properties for an aggregate purchase price of approximately $608.3 million and the completed development of eight properties for an aggregate cost of approximately $45.6 million. These 233 properties are net leased to 59 different tenants operating in 22 sectors and are located in 37 states. These assets are 100% leased for a weighted average lease term of approximately 12.4 years, and the weighted average capitalization rate on our investments was approximately 7.0%.

Dividends

We increased our quarterly dividend per share from $0.520 in March 2018 to $0.540 in June 2018 and further increased our quarterly dividend per share to $0.555 in December 2018.

The fourth quarter dividend per share of $0.555 represents an annualized dividend of $2.22 per share and an annualized dividend yield of approximately 3.8% based on the last reported sales price of our common stock listed on the NYSE of $59.12 on December 31, 2018. We have paid a quarterly cash dividend for 99 consecutive quarters and, although we expect to continue our policy of paying quarterly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our recent pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Financing

In March 2018, the Company completed a follow-on public offering of 3,450,000 shares of common stock, which included the underwriters’ option to purchase an additional 450,000 shares of common stock, in connection with a forward sale agreement.  The offering, which included the full exercise of the underwriters’ option to purchase additional shares, was settled in its entirety in September 2018.  Upon settlement, the Company issued 3,450,000 shares and received net proceeds of $160.2 million after deducting fees and expenses.

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

During the year ended December 31, 2018,  the Company issued 3,057,263 shares of common stock under our ATM program at an average price of $59.28, realizing gross proceeds of $181.2 million. We had approximately $68.8 million remaining capacity under the ATM program as of December 31, 2018.

In September 2018, the Company and the Operating Partnership entered into two supplements to uncommitted master note facilities previously entered into with institutional purchasers in August 2017. Pursuant to the supplements, the Operating

Partnership completed a private placement of $125.0 million aggregate principal amount of our 4.32% senior unsecured notes due September 2030 (the “2030 Senior Unsecured Notes”). The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

In September 2018, the Company entered into a follow-on public offering of 3,500,000 shares of common stock in connection with a forward sale agreement. Upon settlement, the offering is anticipated to raise net proceeds of approximately $190.0 million, net of underwriting discounts, fees and commissions and will be subject to certain adjustments as provided in the forward sale agreement. Selling common stock through the forward sale agreement enabled the Company to set the price of such shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the Company.  As of December 31, 2018, the Company has not settled any shares related to the forward sale agreement which is required to be settled no later than September 3, 2019.

In December 2018, the Company and the Operating Partnership entered into a $100.0 million unsecured term loan facility that matures January 2026 (the “2026 Term Loan”). Borrowings under the 2026 Term Loan are priced at LIBOR plus 145 to 240 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap to fix LIBOR at 266 basis points until maturity. As of December 31, 2018, $100.0 million was outstanding under the 2026 Term Loan, which was subject to an all-in interest rate of 4.26%.

Dispositions

During 2018, the Company sold real estate properties for net proceeds of $65.8 million and recorded a net gain of $11.2 million.

Leasing

During 2018, excluding properties that were sold, we executed new leases, extensions or options on more than 331,000 square feet of GLA throughout our portfolio. The annual rent associated with these new leases, extensions or options is approximately $3.8 million. Material new leases, extensions or options included a 30,000 square foot TJ Maxx in Logan, Utah, a 21,177 square foot Harbor Freight Tools in Cedar Park, Texas and a 20,269 square foot Old Navy in Grand Chute, Wisconsin.

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

Partner Capital Solutions: We launched our PCS program in April 2012. Our PCS program allows us to acquire properties or development opportunities by partnering with private developers or retailers on their in-process developments. We offer construction expertise, relationships, access to capital and forward commitments to purchase to facilitate the successful completion of their projects. We typically take fee simple ownership of PCS projects upon their completion.

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

Each platform leverages the Company’s real estate acumen to pursue investments in net lease retail real estate. Factors that we consider when evaluating an investment include but are not limited to:

•	overall market-specific characteristics, such as demographics, market rents, competition and retail synergy;
•	asset-specific characteristics, such as the age, size, location, zoning, use and environmental history, accessibility, physical condition, signage and visibility of the property;
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

As of December 31, 2018, our ratio of total debt to enterprise value, assuming the conversion of limited partnership interests in the Operating Partnership (“OP Units”) into shares of common stock, was approximately 24.9%, and our ratio of total debt to total gross assets (before accumulated depreciation) was approximately 31.5%.

As of December 31, 2018, our total debt outstanding before deferred financing costs was $724.0 million, including $61.5 million of secured mortgage debt that had a weighted average fixed interest rate of 4.13% (including the effects of interest rate swap agreements) and a weighted average maturity of 3.1 years, $643.5 million of unsecured borrowings that had a weighted average fixed interest rate of 3.96% (including the effects of interest rate swap agreements) and a weighted average maturity of 8.2 years, and $19.0 million of floating rate borrowings under our revolving credit facility at a weighted average interest rate of approximately 3.38%.

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

Significant Tenants

As of December 31, 2018, we leased 105 properties to Sherwin-Williams. As of December 31, 2018, total annualized base rent from Sherwin-Williams was approximately 6.0%, and the weighted average remaining lease term was 11.8 years.

As of December 31, 2018, we leased 23 properties to Walgreens. Total annualized base rents from Walgreens were approximately 5.4%, 7.7% and 11.6% for the years ended 2018, 2017 and 2016, respectively. As of December 31, 2018, the weighted average remaining lease term of our Walgreens leases was 8.1 years.

No other tenant accounted for more than 5.0% of our annualized base rent as of December 31, 2018. See “Item 2 – Properties” for additional information on our top tenants and the composition of our tenant base.

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

Americans with Disabilities Act of 1990

Our properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). Investigation of a property may reveal non-compliance with the ADA. Our tenants will typically have primary responsibility for complying with the ADA, but we may incur costs if the tenant does not comply. As of December 31, 2018, we have not been notified by any governmental authority, nor are we otherwise aware, of any non-compliance with the ADA that we believe would have a material adverse effect on our business, financial position or results of operations.

Available Information

We make available free of charge through our website at www.agreerealty.com all reports we electronically file with, or furnish to, the SEC, including our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, and current reports on Form 8‑K, as well as any amendments to those reports, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. These filings are also accessible on the SEC’s website at www.sec.gov.

Item 1A:        Risk Factors

The following factors and other factors discussed in this Annual Report on Form 10‑K could cause our actual results to differ materially from those contained in forward-looking statements made in this report or presented elsewhere in future SEC reports. You should carefully consider each of the risks, assumptions, uncertainties and other factors described below and elsewhere in this report, as well as any reports, amendments or updates reflected in subsequent filings or furnishings with the SEC. We believe these risks, assumptions, uncertainties and other factors, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results and could materially and adversely affect our business operations, results of operations, financial condition and liquidity.

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

We derive substantially all of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. At any time, our tenants may experience a downturn in their respective businesses that may significantly weaken their financial condition, particularly during periods of economic uncertainty.  In addition, our tenants compete with alternative forms of retailing, including online shopping, home shopping networks and mail order catalogs. As a result, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores or declare bankruptcy. Any of these actions could result in the loss of rental income attributable to the affected leases. In that event, we may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above would have a material adverse effect on our results of operations and our financial condition.

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

Our properties are located in 46 states throughout the United States and in particular, the state of Michigan (where 51 properties out of 645 properties are located or 9.7% of our annualized base rent was derived as of December 31, 2018), Texas (47  properties or 8.3% of our annualized base rent) and Florida (48 properties or 6.5% of our annualized base rent).  An economic downturn or other adverse events or conditions such as natural disasters in any of these areas, or any other area where we may have significant concentration in the future, could result in a material reduction of our cash flows or material losses to our company.

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

At December 31, 2018, our ratio of total debt to enterprise value (assuming conversion of OP Units into shares of common stock) was approximately 24.9%. Incurring substantial debt may adversely affect our business and operating results by:

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

There is risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under our existing revolving credit facility, including but not limited to: extending credit up to the maximum amount permitted by such credit facility, allowing access to additional credit features and/or honoring loan commitments. If our lender(s) fail to honor their legal commitments under our revolving credit facility, it could be difficult to replace our revolving credit facility on similar terms. Any such failure by any of the lenders under the revolving credit facility may impact our ability to finance our operating or investing activities.

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

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. These instruments involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, that a court could rule that such agreements are not legally enforceable, and that we may have to post collateral to enter into hedging transactions, which we may lose if we are unable to honor our obligations. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the REIT income tests. In addition, the nature and timing of hedging transactions may influence the effectiveness of our hedging strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. Moreover, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses that may reduce the overall return on your investment.

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

An officer and member of our board of directors owns OP units in the Operating Partnership. This individual may have personal interests that conflict with the interests of our shareholders with respect to business decisions affecting us and the Operating Partnership, such as interests in the timing and pricing of property sales or refinancing in order to obtain favorable tax treatment.

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

We will be subject to increased taxation if we fail to qualify as a REIT for federal income tax purposes.  Although we believe that we are organized and operate in such a manner so as to qualify as a REIT under the Code, no assurance can be given that we will remain so qualified.  Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations.  The complexity of these provisions and applicable treasury regulations is also increased in the context of a REIT that holds its assets in partnership form.  The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT.  Additionally, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the approval of our stockholders. A REIT that annually distributes at least 90% of its taxable income to its shareholders generally is not taxed at the corporate level on such distributed income. We have not requested and do not plan to request a ruling from the Internal Revenue Service that we qualify as a REIT.

If we fail to qualify as a REIT, we will face tax consequences that will substantially reduce the funds available for payment of cash dividends:

•	We would not be allowed a deduction for dividends paid to shareholders in computing our taxable income and would be subject to federal income tax at regular corporate rates.
•	We may be subject to increased state and local taxes.
•	Unless we are entitled to relief under statutory provisions, we could not elect to be treated as a REIT for four taxable years following the year in which we failed to qualify.

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

Changes to the federal income tax laws are proposed regularly. Additionally, the REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Department of the Treasury, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain such changes could have an adverse impact on our business and financial results. In particular, H.R. 1, which took effect for taxable years that began on or after January 1, 2018 (subject to certain exceptions), made many significant changes to the federal income tax laws that profoundly impacted the taxation of individuals, corporations (both regular C corporations as well as corporations that have elected to be taxed as REITs), and the taxation of taxpayers with overseas assets and operations. A number of changes that affect non-corporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our shareholders in various ways, some of which are adverse or potentially adverse compared to prior law. While the IRS has issued some guidance with respect to certain of the new provisions, there are numerous interpretive issues that will require further guidance. It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or further changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future. In addition, while certain elements of tax reform legislation do not impact us directly as a REIT, they could impact the geographic markets in which we operate, the tenants that populate our properties and the customers who frequent our properties in ways, both positive and negative, that are difficult to anticipate. Other legislative proposals could be enacted in the future that could affect REITs and their shareholders. Prospective investors are urged to consult their tax advisors regarding the effect of H.R. 1 and any other potential tax law changes on an investment in our common stock.

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

Subject to some adjustments that are unique to REITs, a REIT generally must distribute 90% of its taxable income. For the purpose of determining taxable income, we may be required to accrue interest, rent and other items treated as earned for tax purposes but that we have not yet received. In addition, we may be required not to accrue as expenses for tax purposes some expenses that actually have been paid, including, for example, payments of principal on our debt, or some of our deductions might be disallowed by the Internal Revenue Service. As a result, we could have taxable income in excess of cash available for distribution. If this occurs, we may have to borrow funds or liquidate some of our assets in order to meet the distribution requirement applicable to a REIT.

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

Even if we remain qualified as a REIT for federal income tax purposes, we will be required to pay certain federal, state and local taxes on our income and property. For example, we will be subject to federal income tax on any of our REIT taxable income (including capital gains) that we do not distribute annually to our shareholders. Additionally, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we will undertake sales of assets if those assets become inconsistent with our long-term strategic or return objectives, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the Internal Revenue Service would not contend otherwise. The need to avoid prohibited transactions could cause us to forego or defer sales of properties that might otherwise be in our best interest to sell.

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

The maximum federal income tax rate applicable to “qualified dividend income” payable by non-REIT corporations to certain non-corporate U.S. stockholders is generally 20% and a 3.8% Medicare tax may also apply. Dividends paid by REITs, however, generally are not eligible for the reduced rates applicable to qualified dividend income. Commencing with taxable years that began on or after January 1, 2018 and continuing through 2025, H.R. 1 temporarily reduced the effective tax rate on ordinary REIT dividends (i.e., dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us) for U.S. holders of our common stock that are individuals, estates or trusts by permitting such holders to claim a deduction in determining their taxable income equal to 20% of any such dividends they receive. Taking into account H.R. 1’s reduction in the maximum individual federal income tax rate from 39.6% to 37%, this results in a maximum effective rate of regular income tax on ordinary REIT dividends of 29.6% through 2025 (as compared to the 20% maximum federal income tax rate applicable to qualified dividend income received from a non-REIT corporation). The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions. This could materially and adversely affect the value of the stock of REITs, including our common stock.

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

Item 1B:       Unresolved Staff Comments

There are no unresolved staff comments.

Item 2:          Properties

As of December 31, 2018, our portfolio consisted of 645 properties located in 46 states and totaling approximately 11.2 million square feet of GLA.

As of December 31, 2018, our portfolio was approximately 99.8% leased and had a weighted average remaining lease term of approximately 10.2 years. A significant majority of our properties are leased to national tenants and approximately 51.4% of our annualized base rent was derived from tenants, or parents thereof, with an investment grade credit rating. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically subject to future rent increases based on fixed amounts or increases in the consumer price index and certain leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

Tenant Diversification

The following table presents annualized base rents for all tenants that generated 1.5% or greater of our total annualized base rent as of December 31, 2018:

($in thousands)
	Annualized	% of Ann.
Tenant / Concept	Base Rent (1)	Base Rent
Sherwin-Williams	$9,520	6.0%
Walgreens	8,445	5.4%
Walmart	6,092	3.9%
LA Fitness	5,063	3.2%
TJX Companies	4,541	2.9%
Tractor Supply	4,323	2.7%
Lowe's	4,215	2.7%
CVS	3,397	2.2%
Dollar General	3,342	2.1%
O'Reilly Auto Parts	3,156	2.0%
Mister Car Wash	3,141	2.0%
Dave & Buster's	3,052	1.9%
Best Buy	2,979	1.9%
AutoZone	2,832	1.8%
Wawa	2,664	1.7%
Hobby Lobby	2,621	1.7%
Burlington Coat Factory	2,572	1.6%
Dollar Tree	2,437	1.5%
AMC	2,388	1.5%
Other(2)	80,857	51.3%
Total	$157,637	100.0%

(1)	Represents annualized straight-line rent as of December 31, 2018.
(2)	Includes tenants generating less than 1.5% of annualized base rent.

Tenant Sector Diversification

The following table presents annualized base rents for all sectors that generated 2.5% or greater of our total annualized base rents as of December 31, 2018:

($in thousands)
	Annualized	% of Ann.
Tenant Sector	Base Rent (1)	Base Rent
Home Improvement	$17,434	11.1%
Pharmacy	13,428	8.5%
Tire and Auto Service	11,914	7.6%
Grocery Stores	9,897	6.3%
Off-Price Retail	9,002	5.7%
Health and Fitness	8,104	5.1%
Auto Parts	7,217	4.6%
Convenience Stores	7,127	4.5%
Restaurants - Quick Service	6,456	4.1%
General Merchandise	5,924	3.8%
Farm and Rural Supply	5,425	3.4%
Crafts and Novelties	5,000	3.2%
Dollar Stores	4,570	2.9%
Home Furnishings	4,360	2.8%
Consumer Electronics	4,335	2.7%
Specialty Retail	4,296	2.7%
Other(2)	33,148	21.0%
Total	$157,637	100.0%

(1)	Represents annualized straight-line rent as of December 31, 2018.
(2)	Includes sectors generating less than 2.5% of annualized base rent.

Geographic Diversification

The following table presents annualized base rents, by state, for our portfolio as of December 31, 2018:

($in thousands)
	Annualized	% of Ann.
Tenant Sector	Base Rent (1)	Base Rent
Michigan	$15,339	9.7%
Texas	13,067	8.3%
Florida	10,193	6.5%
Illinois	9,163	5.8%
Ohio	8,522	5.4%
New Jersey	7,005	4.4%
Pennsylvania	6,215	3.9%
Georgia	6,153	3.9%
Louisiana	5,595	3.5%
Missouri	5,260	3.3%
North Carolina	4,643	2.9%
Virginia	4,255	2.7%
Mississippi	4,139	2.6%
Kansas	3,973	2.5%
Wisconsin	3,733	2.4%
New York	3,683	2.4%
Kentucky	3,625	2.4%
Oregon	3,110	2.1%
Indiana	3,105	2.1%
California	2,838	1.7%
Oklahoma	2,799	1.7%
Alabama	2,771	1.7%
Colorado	2,706	1.6%
South Carolina	2,631	1.7%
Arizona	2,594	1.6%
Tennessee	2,342	1.5%
Iowa	2,198	1.4%
Utah	2,032	1.4%
New Mexico	1,981	1.4%
Minnesota	1,923	1.2%
North Dakota	1,200	0.8%
Rhode Island	1,159	0.7%
Arkansas	1,053	0.7%
Delaware	1,010	0.6%
Connecticut	885	0.6%
Maine	792	0.5%
West Virginia	662	0.4%
New Hampshire	625	0.4%
Washington	541	0.3%
Maryland	539	0.3%
Nevada	487	0.3%
Idaho	480	0.3%
South Dakota	326	0.2%
Montana	125	0.1%
Nebraska	89	0.1%
Massachusetts	71	0.0%
Total	$157,637	100.0%

(1)	Represents annualized straight-line rent as of December 31, 2018.

Lease Expirations

The following table presents contractual lease expirations within the Company’s portfolio as of December 31, 2018, assuming that no tenants exercise renewal options:

($and GLA in thousands)
		Annualized Base Rent (1)		Gross Leasable Area
	Number of		% of		% of
Year	Leases	Dollars	Total	Square Feet	Total
2019	11	$2,565	1.6%	156	1.4%
2020	19	3,219	2.0%	232	2.1%
2021	26	5,228	3.3%	314	2.8%
2022	23	4,358	2.8%	383	3.4%
2023	38	6,952	4.4%	691	6.2%
2024	36	10,130	6.4%	1,006	9.0%
2025	40	9,440	6.0%	877	7.8%
2026	54	9,133	5.8%	932	8.3%
2027	50	11,420	7.2%	748	6.7%
2028	48	14,351	9.1%	1,101	9.8%
Thereafter	367	80,841	51.4%	4,797	42.5%
Total	712	$157,637	100%	11,237	100.0%

(1)	Represents annualized straight-line rent as of December 31, 2018.

Developments

During the fourth quarter of 2018, construction continued or commenced on eight development and Partner Capital Solutions (“PCS”) projects with anticipated total project costs of approximately $28.8 million. The projects consist of the Company’s first development with Gerber Collision in Round Lake, Illinois; the Company’s redevelopment of the former Kmart space in Frankfort, Kentucky for ALDI, Big Lots and Harbor Freight Tools; the Company’s first three developments with Sunbelt Rentals in Batavia and Maumee, Ohio and Georgetown, Kentucky; the Company’s third and fourth developments with Mister Car Wash in Orlando and Tavares, Florida; and the Company’s redevelopment of the former Kmart space in Mount Pleasant, Michigan for Hobby Lobby.

During the twelve months ended December 31, 2018, the Company had 16 development or PCS projects completed or under construction. Anticipated total costs for those projects are approximately $74.4 million and include the following completed or commenced projects:

Actual or
			Lease	Anticipated Rent
Tenant	Location	Lease Structure	Term	Commencement	Status
Mister Car Wash	Urbandale, IA	Build-to-Suit	20 years	Q1 2018	Completed
Mister Car Wash	Bernalillo, NM	Build-to-Suit	20 years	Q1 2018	Completed
Burger King(1)	North Ridgeville, OH	Build-to-Suit	20 years	Q1 2018	Completed
Art Van Furniture	Canton, MI	Build-to-Suit	20 years	Q1 2018	Completed
Camping World	Grand Rapids, MI	Build-to-Suit	20 years	Q2 2018	Completed
ALDI	Chickasha, OK	Build-to-Suit	10 years	Q3 2018	Completed
Burger King(1)	Aurora, IL	Build-to-Suit	20 years	Q3 2018	Completed
Burlington Coat Factory	Nampa, ID	Build-to-Suit	15 years	Q3 2018	Completed
Mister Car Wash	Orlando, FL	Build-to-Suit	20 years	Q1 2019	Under Construction
Mister Car Wash	Tavares, FL	Build-to-Suit	20 years	Q1 2019	Under Construction
Sunbelt Rentals	Batavia, OH	Build-to-Suit	10 years	Q1 2019	Under Construction
Sunbelt Rentals	Maumee, OH	Build-to-Suit	10 years	Q1 2019	Under Construction
Sunbelt Rentals	Georgetown, KY	Build-to-Suit	15 years	Q3 2019	Under Construction
Gerber Collision	Round Lake, IL	Build-to-Suit	15 years	Q3 2019	Under Construction
Hobby Lobby	Mt. Pleasant, MI	Build-to-Suit	15 years	Q4 2019	Under Construction
Big Lots	Frankfort, KY	Build-to-Suit	10 years	Q1 2020	Under Construction
Harbor Freight Tools	Frankfort, KY	Build-to-Suit	10 years	Q1 2020	Under Construction
ALDI	Frankfort, KY	Build-to-Suit	10 years	Q2 2020	Under Construction

Notes:

(1)	Franchise restaurant operated by TOMS King, LLC.

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

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “ADC.” At February 19, 2019, there were 37,537,012 shares of our common stock issued and outstanding which were held by approximately 129 shareholders of record. The number of shareholders of record does not reflect persons or entities that held their shares in nominee or “street” name. In addition, at February 19, 2019 there were 347,619 outstanding OP Units held by a limited partner other than our Company. The OP Units are exchangeable into shares of common stock on a one-for-one basis.

Common stock repurchases during the three months ended December 31, 2018 were:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid Per	Announced Plans	Under the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs
October 1, 2018 - October 31, 2018	—	$—	—	—
November 1, 2018 - November 30, 2018	5,815	56.81	—	—
December 1, 2018 - December 31, 2018	221	61.91	—	—
	6,036	$57.00	—	—

During the three months ended December 31, 2018, the Company withheld 6,036 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date. There were no unregistered sales of equity secruities during the three months ended December 31, 2018.

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

For information about our equity compensation plan, please see “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10‑K.

Item 6:        Selected Financial Data

The following table sets forth our selected financial information on a historical basis and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10‑K. The balance sheet for the periods ending December 31, 2014 through 2018 and operating data for each of the periods presented were derived from our audited financial statements.

(in thousands, except per share information and number of properties)	Year Ended December 31,
	2018	2017	2016	2015	2014
Operating Data
Total revenues	$148,195	$116,555	$91,527	$69,966	$53,559
Expenses
Property costs (1)	17,011	12,467	8,596	6,379	4,916
General and administrative	12,165	9,722	7,862	6,836	6,629
Interest	24,872	18,137	15,343	12,305	8,477
Depreciation and amortization	43,698	31,752	23,407	16,486	11,103
Impairments	2,319	—	—	—	3,020
Total Expenses	100,065	72,078	55,208	42,006	34,145
Income From Operations	48,130	44,477	36,319	27,960	19,414
Gain (loss) on extinguishment of debt	—	—	(333)	(181)	—
Gain (loss) on sale of assets	11,180	14,193	9,964	12,135	(528)
Other income	4	347	—	—	—
Income tax expense	(516)	(227)	(153)	(152)	(110)
Income From Continuing Operations	58,798	58,790	45,797	39,762	18,776
Gain on sale of asset from discontinued operations	—	—	—	—	123
Income (loss) from discontinued operations	—	—	—	—	14
Net income	58,798	58,790	45,797	39,762	18,913
Less net income attributable to non-controlling interest	626	678	679	744	425
Net income attributable to Agree Realty Corporation	$58,172	$58,112	$45,118	$39,018	$18,488
Share Data
Weighted average common shares - diluted	32,401	27,700	22,960	18,065	14,967
Net income per share - diluted	$1.78	$2.08	$1.97	$2.15	$1.22
Cash dividends per share	$2.16	$2.03	$1.92	$1.85	$1.74
Balance Sheet Data
Real Estate (before accumulated depreciation)	$1,761,647	$1,299,255	$1,019,956	$755,849	$589,147
Total Assets	$2,028,189	$1,494,634	$1,141,972	$807,042	$606,415
Total Debt, including accrued interest	$728,841	$525,811	$406,261	$320,547	$222,483
Other Data
Number of Properties	645	436	366	278	209
Gross Leasable Area (Sq. Ft.)	11,237	8,663	7,033	5,207	4,315
Percentage Leased	100%	100%	100%	99%	99%

(1)	Property costs include real estate taxes, insurance, maintenance and land lease expense.

Item 7:        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, and related notes thereto, included elsewhere in this Annual Report on Form 10‑K and the “-Special Note Regarding Forward-Looking Statements” in “Item 1A – Risk Factors” above.

Overview

We are a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. We were founded in 1971 by our current Executive Chairman, Richard Agree, and our common stock was listed on the NYSE in 1994. Our assets are held by, and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 99.1% interest as of December 31, 2018.

As of December 31, 2018, our portfolio consisted of 645 properties located in 46 states and totaling approximately 11.2 million square feet of GLA. As of December 31, 2018, our portfolio was approximately 99.8% leased and had a weighted average remaining lease term of approximately 10.2 years. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 1994. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes and we intend to continue operating in such a manner.

Recent Accounting Pronouncements

Refer to “Note 2 – Summary of Significant Accounting Policies” in the Consolidated Financial Statements for a summary and anticipated impact of each accounting pronouncement on the Company’s financial statements.

Critical Accounting Policies

Our accounting policies are determined in accordance with generally accepted accounting principles (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that are subjective in nature and, as a result, our actual results could differ materially from our estimates. Set forth below are the more critical accounting policies that require management judgment and estimates in the preparation of our consolidated financial statements. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 to our Consolidated Financial Statements.

Revenue Recognition

We lease real estate to our tenants under long-term net leases which we account for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Rental increases based upon changes in the consumer price indexes, or other variable factors, are recognized only after changes in such factors have occurred and are then applied according to the lease agreements. Certain leases also provide for additional rent based on tenants’ sales volumes. These rents are recognized when determinable by us after the tenant exceeds a sales breakpoint. Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses are generally included in operating costs reimbursement in the period when such expenses are incurred.

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

Results of Operations

Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017

Minimum rental income increased $27.7 million, or 26%, to $132.8 million in 2018, compared to $105.1 million in 2017.  Approximately $29.5 million of the increase was due to the acquisition of 225 properties in 2018 and the full year impact of 79 properties acquired in 2017. Approximately $2.8 million of the increase was attributable to eight development projects completed in 2018 and the full year impact of four development projects completed in 2017. The increases were partially offset by a $4.8 million reduction in minimum rental income from properties sold during 2018 that were owned for all or part of 2017.

Operating cost reimbursements increased $4.1 million, or 38%, to $14.9 million in 2018, compared to $10.8 million in 2017.  Operating cost reimbursements increased primarily due to increased property count.  The portfolio recovery rate remained consistent at 91% in 2018 and 2017.

Real estate taxes increased $2.5 million, or 31%, to $10.7 million in 2018, compared to $8.2 million in 2017.  The increase was due to the ownership of additional properties in 2018 compared to 2017 for which we remit real estate taxes and are reimbursed by tenants.

Property operating expenses increased $2.0 million, or 56%, to $5.6 million in 2018, compared to $3.6 million in 2017. The increase was due to the ownership of additional properties in 2018 compared to 2017.

Land lease payments decreased $0.1 million in 2018 to $0.6 million compared to $0.7 million in 2017. The decrease was due to exercising the option to purchase the fee simple interest in a property for which we were previously the lessee.

General and administrative expenses increased $2.5 million, or 25%, to $12.2 million in 2018, compared to $9.7 million in 2017.  The increase was primarily the result of increased employee headcount and professional costs.  General and administrative expenses as a percentage of total revenue decreased to 8.2% in 2018 from 8.3% in 2017.

Depreciation and amortization increased $11.9 million, or 38%, to $43.7 million in 2018, compared to $31.8 million in 2017.  The increase was primarily due to the ownership of additional properties in 2018 compared to 2017.

Provision for impairment increased $2.3 million in 2018, compared to $0.0 million in 2017. Provisions for impairment reflect the amount by which current book value exceeds estimated fair value.

Interest expense increased $6.8 million, or 37%, to $24.9 million in 2018, compared to $18.1 million in 2017.  The increase in interest expense was primarily a result of higher levels of borrowings in 2018 to finance the acquisition and development of additional properties in comparison to the full year impact of 2017 financings.

Gain on sale of assets decreased $3.0 million, or 21%, to $11.2 million in 2018, compared to $14.2 million in 2017.  The decrease in gain on sale of assets was primarily a result of a decrease in asset sales price relative to net asset basis after depreciation and amortization, partially offset by an increase in the number of properties sold in 2018 compared to 2017.

Net income remained consistent with the prior year. The years ended December 31, 2018 and 2017 totaled $58.8 million.

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

General and administrative expenses increased $1.8 million, or 23%, to $9.7 million in 2017, compared to $7.9 million in 2016. The increase was primarily the result of increased employee headcount and associated professional costs and was partially offset by a one-time credit of $0.2 million to reflect a reduction in the company’s deferred tax liability due to new tax legislation. General and administrative expenses as a percentage of total revenue decreased to 8.3% for 2017 from 8.6% in 2016.

Depreciation and amortization increased $8.4 million, or 35%, to $31.8 million in 2017, compared to $23.4 million in 2016. The increase was due to the ownership of additional properties in 2017 compared to 2016.

Interest expense increased $2.8 million, or 18%, to $18.1 million in 2017, from $15.3 million in 2016. The increase in interest expense was primarily a result of higher levels of borrowings to finance the acquisition and development of additional properties and the issuance of $100.0 million senior unsecured notes in September 2017 compared to the full year interest impact of debt issuances in 2016.

During 2017, the Company sold real estate properties for net proceeds of $44.3 million and recorded a net gain of $14.2 million (net of any expected losses on real estate held for sale).

Net  income increased $13.0 million, or 29%, to $58.8 million in 2017, from $45.8 million in 2016. The change was the results of items discussed above, including non-cash amounts such as gain on sale of assets and depreciation and amortization.

Liquidity and Capital Resources

Our principal demands for funds include payment of operating expenses, payment of principal and interest on our outstanding indebtedness, distributions to our shareholders and future property acquisitions and development.

We expect to meet our short-term liquidity requirements through cash provided from operations and borrowings under our revolving credit facility. As of December 31, 2018, available cash and cash equivalents was $54.0 million. As of December 31, 2018 we had $19.0 million outstanding on our revolving credit facility and $306.0 million was available for future borrowings, subject to our compliance with covenants. In July 2018, the Company elected to pursue commitments under the accordion option outlined in its senior unsecured revolving credit facility to increase the borrowing capacity under its line of credit from $250.0 million to $325.0 million.  We anticipate funding our long-term capital needs through cash provided from operations, borrowings under our revolving credit facility, the issuance of debt and common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

In August 2017, the Company entered into an uncommitted and unsecured $100.0 million private placement shelf agreement (the “TIAA Shelf Agreement”) with Teachers Insurance and Annuity Association of America (“TIAA”) and each TIAA Affiliate named therein. The TIAA Shelf Agreement allows us to issue senior unsecured notes to TIAA at terms to be agreed upon at the time of any issuance during a three year issuance period ending in August 2020. In September 2018, the Company issued $25.0 million in senior unsecured notes under the TIAA Shelf Agreement. As of December 31, 2018, $75.0 million remained outstanding under the TIAA Shelf Agreement.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Capitalization

As of December 31, 2018, our total market capitalization was approximately $2.9 billion. Market capitalization consisted of $2.2 billion of common stock (based on the December 31, 2018 closing price of our common stock on the NYSE of $59.12 per share and assuming the conversion of OP Units) and $724.0 million of total debt including (i) $19.0 million of borrowings under our revolving credit facility; (ii) $258.5 million of unsecured term loans; (iii) $385.0 million of senior unsecured notes; and (iv) $61.5 million of mortgage notes payable. Our ratio of total debt to total market capitalization was 23.0% at December 31, 2018.

At December 31, 2018, the non-controlling interest in our Operating Partnership consisted of a 0.9% ownership interest in the Operating Partnership held by third parties. The OP Units may, under certain circumstances, be exchanged for our shares of common stock on a one-for-one basis. The Company as sole general partner of the Operating Partnership, have the option to settle exchanged OP Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all OP Units, there would have been 37,893,409 shares of common stock outstanding at December 31, 2018.

Debt

The below table summarizes the Company’s outstanding debt for the periods ended December 31, 2018 and December 31, 2017 (in thousands):

	Interest		Principal Amount Outstanding
Senior Unsecured Revolving Credit Facility	Rate	Maturity	December 31, 2018	December 31, 2017
Credit Facility (1)	3.52%	January 2021	$19,000	$14,000
Total Credit Facility			$19,000	$14,000

Unsecured Term Loans (2)
2019 Term Loan	3.62%	May 2019	$18,543	$19,304
2023 Term Loan	2.40%	July 2023	40,000	40,000
2024 Term Loan Facility	3.09%	January 2024	65,000	65,000
2024 Term Loan Facility	3.20%	January 2024	35,000	35,000
2026 Term Loan	4.26%	January 2026	100,000	—
Total Unsecured Term Loans			$258,543	$159,304

Senior Unsecured Notes (2)
2025 Senior Unsecured Notes	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Notes	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	September 2030	125,000	—
Total Senior Unsecured Notes			$385,000	$260,000

Mortgage Notes Payable (2)
Secured Term Loan	2.49%	March 2018	$—	$25,000
Single Asset Mortgage Loan	3.32%	October 2019	21,500	21,500
Portfolio Mortgage Loan	6.90%	January 2020	1,922	3,573
Single Asset Mortgage Loan	6.24%	February 2020	2,872	2,963
CMBS Portfolio Loan	3.60%	January 2023	23,640	23,640
Single Asset Mortgage Loan	5.01%	September 2023	4,959	5,131
Portfolio Credit Tenant Lease	6.27%	July 2026	6,626	7,288
Total Mortgage Notes Payable			$61,519	$89,095

Total Principal Amount Outstanding			$724,062	$522,399

(1)	The annual interest rate of the Credit Facility assumes one month LIBOR as of December 31, 2018 of 2.52%.
(2)	Interest rate includes the effects of variable interest rates that have been swapped to fixed interest rates.

Senior Unsecured Revolving Credit Facility

In December 2016, the Company amended and restated the credit agreement (the “Credit Agreement”) that governs the Company’s senior unsecured revolving credit facility and the Company’s unsecured term loan facility to increase the aggregate borrowing capacity to $350.0 million. In July 2018, the Company elected to pursue commitments under the accordion option outlined in its senior unsecured revolving credit facility to increase the revolving commitments by $75.0 million, raising the total revolving commitments under the amended and restated credit agreement from $250.0 million to $325.0 million. Including the increased commitments, the amended and restated credit agreement provides for a $325.0 million unsecured revolving credit facility, a $65.0 million unsecured term loan facility and a $35.0 million unsecured term loan facility (referenced above as 2024 Term Loan Facilities). The unsecured revolving credit facility matures January 2021 with options to extend the maturity date to January 2022. The 2024 Term Loan Facilities mature January 2024. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement up to $500.0 million, subject to lender approval.

Borrowings under the revolving credit facility bear interest at LIBOR plus 85 to 155 basis points, depending on the Company’s credit rating. Additionally, the Company is required to pay a facility fee at an annual rate of 0 to 55 basis points of the total amount of the revolving credit facility, depending on the Company’s credit rating. The Credit Agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of December 31, 2018, and December 31, 2017, the Company had $19.0 million and $14.0 million of outstanding borrowings under the revolving credit facility, respectively, bearing weighted average interest rates of approximately 3.38% and 2.63%, respectively. As of December 31, 2018, $306.0 million was available for borrowing under the revolving credit facility and the Company was in compliance with the credit agreement covenants

The Company and Richard Agree, the Executive Chairman of the Company, are parties to a Reimbursement Agreement dated November 18, 2014.   Pursuant to the Reimbursement Agreement, Mr. Agree has agreed to reimburse the Company for any loss incurred under the unsecured revolving credit facility in an amount not to exceed $14 million to the extent that the value of the Operating Partnership’s assets available to satisfy the Operating Partnership’s obligations under the revolving credit facility is less than $14 million.

Unsecured Term Loan Facilities

The amended and restated credit agreement extended the maturity dates of the $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility (together, the “2024 Term Loan Facilities”) to January 2024. In connection with entering into the amended and restated credit agreement, the prior notes evidencing the existing $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at a variable LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company utilized existing interest rate swaps to effectively fix the LIBOR rate at 213 basis points until maturity. As of December 31, 2018, $100.0 million was outstanding under the 2024 Term Loan Facilities bearing an all-in interest rate of 3.13%, including the swaps.

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures July 2023 (the “2023 Term Loan”). Borrowings under the 2023 Term Loan are priced at LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap to fix LIBOR at 140 basis points until maturity. As of December 31, 2018, $40.0 million was outstanding under the 2023 Term Loan, which was subject to an all-in interest rate of 2.40%, including the swap.

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matures May 2019 (the “2019 Term Loan”). Borrowings under the 2019 Term Loan are priced at LIBOR plus 170 basis points. In order to fix LIBOR on the 2019 Term Loan at 1.92% until maturity, the Company had an interest rate swap agreement in place, which was assigned by the lender under the Mortgage Note to the 2019 Term Loan lender. As of December 31, 2018, $18.5 million was outstanding under the 2019 Term Loan bearing an all-in interest rate of 3.62%, including the swap.

In December 2018, the Company entered into a $100.0 million unsecured term loan facility that matures January 2026 (the “2026 Term Loan”). Borrowings under the 2026 Term Loan are priced at LIBOR plus 145 to 240 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap to fix LIBOR at 266 basis points until maturity. As of December 31, 2018, $100.0 million was outstanding under the 2026 Term Loan, which was subject to an all-in interest rate of 4.26%, including the swaps.

Senior Unsecured Notes

In May 2015, the Company and the Operating Partnership completed a private placement of $100.0 million principal amount of senior unsecured notes. The senior unsecured notes were sold in two series; $50.0 million of 4.16% notes due May 2025 (the “2025 Senior Unsecured Notes”) and $50.0 million of 4.26% notes due May 2027 (the “2027 Senior Unsecured Notes”). The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance of the exemption from registration in Section 4(a)(2) of the Securities Act.

In July 2016, the Company and the Operating Partnership entered into a note purchase agreement with institutional purchasers. Pursuant to the note purchase agreement, the Operating Partnership completed a private placement of $60.0 million aggregate principal amount of 4.42% senior unsecured notes due July 2028 (the “2028 Senior Unsecured Notes”). The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

In August 2017, the Company and the Operating Partnership entered into a note purchase agreement with institutional purchasers. Pursuant to the note purchase agreement, the Operating Partnership completed a private placement of $100.0 million aggregate principal amount of 4.19% senior unsecured notes due September 2029 (the “2029 Senior Unsecured Notes”). Closing of the private placement was consummated in September 2017; and, on that date, the Operating Partnership issued the senior unsecured notes. The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

In September 2018, the Company and the Operating Partnership entered into two supplements to uncommitted master note facilities with institutional purchasers. Pursuant to the supplements, the Operating Partnership completed a private placement of $125.0 million aggregate principal amount of 4.32% senior unsecured notes due September 2030 (the “2030 Senior Unsecured Notes”). The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

Mortgage Notes Payable

As of December 31, 2018, the Company had total gross mortgage indebtedness of $61.5 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $108.0 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.13% as of December 31, 2018 and 3.74% as of December 31, 2017.

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

Contractual Obligations

The following table summarizes our contractual obligations by due date as of December 31, 2018:

	Total	2019	2020	2021	2022	2023	Thereafter
Mortgage Notes Payable	$61,519	$24,251	$3,867	$998	$1,060	$28,726	$2,617
Revolving Credit Facility	19,000	—	—	19,000	—	—	—
Unsecured Term Loans	258,543	18,543	—	—	—	40,000	200,000
Senior Unsecured Notes	385,000	—	—	—	—	—	385,000
Land Lease Obligations	8,996	566	564	521	437	437	6,471
Estimated Interest Payments on Outstanding Debt (1)	224,019	28,022	26,928	26,220	26,132	24,746	91,972
Total	$957,078	$71,383	$31,359	$46,739	$27,629	$93,909	$686,060

(1) Estimated interest payments are based on (i) the stated rates for mortgage notes payable, including the effect of interest rate swaps and (ii) the stated rates for unsecured term loans, including the effect of interest rate swaps and assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

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

Substantially all of our properties are leased to tenants under long-term, net leases which require the tenant to pay certain operating expenses for a property, thereby reducing our exposure to operating cost increases resulting from inflation. Inflation may have an adverse impact on our tenants.

Funds from Operations (“FFO”)

The Company considers the non-GAAP measures of FFO and FFO per share/unit to be key supplemental measures of the Company's performance and should be considered along with, but not as alternatives to, net income or loss as a measure of the Company's operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider FFO to be helpful in evaluating a real estate company's operations.

The White Paper on FFO approved by the National Association of Real Estate Investment Trusts, Inc. (“Nareit”) in April 2002, as revised in 2011 and 2018, defines FFO as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of properties and items classified by GAAP as extraordinary, plus real estate-related depreciation and amortization and impairment writedowns, and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company’s calculation of FFO may not be comparable to FFO reported by other REITs that interpret the Nareit definition differently from the Company.

To align the Company's computation of FFO with the standards established by Nareit's white paper entitled “Nareit Funds From Operations White Paper – 2018 Restatement” published in December 2018, the Company intends to modify its computation of FFO beginning in the first quarter of 2019 to calculate Nareit FFO without adding back the amortization of above and below market lease intangibles (“Nareit FFO”). In addition, the Company will introduce a new operating measure, called Core Funds From Operations ("Core FFO"), in the first quarter of 2019 which it will include in its financial reports in 2019 along with Nareit FFO and Adjusted Funds From Operations (“AFFO”). The Company believes that Core FFO, which will include the addback for above and below market lease intangibles, will more accurately compare its performance to its peers. For more information, please reference the Company's Form 8-K filed with the SEC on December 10, 2018.

The Company believes that excluding the effect of extraordinary items, real estate-related depreciation and amortization and impairments, which are based on historical cost accounting and which may be of limited significance in evaluating current performance, can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common shareholders. However, FFO may not be helpful when comparing the Company to non-REITs.

FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered an alternative to net income or loss, cash flows from operations or any other operating performance measure prescribed by GAAP. FFO is not a measurement of the Company's liquidity, nor is FFO indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. These measurements do not reflect cash expenditures for long-term assets and other items that have been and will be incurred. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties. To compensate for this, management considers the impact of these excluded items to the extent they are material to operating decisions or the evaluation of the Company's operating performance.

Adjusted Funds from Operations (“AFFO”)

The Company presents AFFO (including AFFO per share/unit), which adjusts FFO for certain additional items including straight-line accrued rent, deferred revenue recognition, stock based compensation expense, non-real estate depreciation and debt extinguishment costs and certain other items. The Company excludes these items as it believes it allows for meaningful comparisons with other REITs and between periods and is more indicative of the ongoing performance of its assets. As with FFO, the Company’s calculation of AFFO may be different from similar adjusted measures calculated by other REITs.

The following table provides a reconciliation of net income to FFO for the years ended December 31, 2018, 2017 and 2016:

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Reconciliation from Net Income to Funds from Operations
Net income	$58,798	$58,790	$45,797
Depreciation of rental real estate assets	24,553	19,507	15,200
Amortization of leasing costs	191	163	125
Amortization of lease intangibles	18,748	12,004	8,010
Provision for impairment	2,319	-	-
Gain on sale of assets	(11,180)	(14,193)	(9,964)
Funds from Operations	$93,429	$76,271	$59,168

Funds from Operations Per Share - Diluted	$2.85	$2.72	$2.54

Weighted average shares and OP units outstanding
Basic	32,417,874	27,972,721	23,216,355
Diluted	32,748,741	28,047,966	23,307,418

The following table provides a reconciliation of net income to AFFO for the years ended December 31, 2018, 2017 and 2016:

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Reconciliation from Net Income to Adjusted Funds from Operations
Net income	$58,798	$58,790	$45,797
Cumulative adjustments to calculate FFO	34,631	17,481	13,371
Funds from Operations	$93,429	$76,271	$59,168
Straight-line accrued rent	(4,648)	(3,548)	(3,582)
Deferred revenue recognition	—	—	(541)
Deferred tax expense (benefit)	—	(230)	—
Stock based compensation expense	3,227	2,589	2,441
Amortization of financing costs	578	574	516
Non-real estate depreciation	146	78	72
Loss on debt extinguishment	—	—	333
Adjusted Funds from Operations	$92,732	$75,734	$58,407

Adjusted Funds from Operations Per Share - Diluted	$2.83	$2.70	$2.51

Additional supplemental disclosure
Scheduled principal repayments	$3,337	$3,151	$2,954
Capitalized interest	$448	$570	$210
Capitalized building improvements	$1,635	$1,230	$541

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

	2019	2020	2021	2022	2023	Thereafter	Total
Mortgage Notes Payable	$24,251	$3,867	$998	$1,060	$28,726	$2,617	$61,519
Average Interest Rate	3.69%	6.21%	6.02%	6.02%	3.89%	6.27%

Unsecured Revolving Credit Facility (1)	$—	$—	$19,000	$—	$—	$—	$19,000
Average Interest Rate			3.52%

Unsecured Term Loans	$18,543	$—	$—	$—	$40,000	$200,000	$258,543
Average Interest Rate	3.62%				2.40%	3.69%

Senior Unsecured Notes	$—	$—	$—	$—	$—	$385,000	$385,000
Average Interest Rate						4.27%

(1)

The balloon payment balance includes the balance outstanding under the Credit Facility as of December 31, 2018. The Credit Facility matures in January 2021, with options to extend the maturity for one year at the Company’s election, subject to certain conditions.

The fair value is estimated at $61.6 million and $640.4 million for mortgage notes payable and unsecured term loans and notes, respectively, as of December 31, 2018.

The table above incorporates those exposures that exist as of December 31, 2018; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform. The Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP guidance.

In April 2012, the Company entered into an amortizing forward-starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.92%. The notional amount as of December 31, 2018 was $18.5 million. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of December 31, 2018, this interest rate swap was valued as an asset of approximately $0.0 million.

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of December 31, 2018, this interest rate swap was valued as asset of approximately $0.2 million.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of December 31, 2018, this interest rate swap was valued as an asset of approximately $0.6 million.

In September 2016, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of December 31, 2018, this interest rate swap was valued as an asset of approximately $1.8 million.

In December 2018, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $100.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.66%. This swap effectively converted $100.0 million of variable-rate borrowings to fixed-rate borrowings from December 27, 2018 to January 15, 2026. As of December 31, 2018, this interest rate swap was valued as a liability of approximately $1.1 million.

We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of December 31, 2018.

As of December 31, 2018, a 100 basis point increase in interest rates on the portion of our debt bearing interest at variable rates would have resulted in an increase in interest expense of approximately $0.2 million.

Item 8:       Financial Statements and Supplementary Data

The financial statements and supplementary data are listed in the Index to the Financial Statements and Financial Statement Schedules appearing on Page F‑1 of this Annual Report on Form 10‑K and are included in this Annual Report on Form 10‑K following page F‑1.

Item 9:       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There are no disagreements with our independent registered public accounting firm on accounting matters or financial disclosure.

Item 9A:    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a15‑(f) and 15d‑15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under this item is contained on page F‑2 of this Annual Report on Form 10‑K.

Item 9B:       Other Information

None.

PART III

Item 10:       Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to our 2019 Annual Meeting of Shareholders (the “Proxy Statement”), all of which is incorporated by reference: “Proposal I – Election of Directors”, “Board Matters –The Board of Directors”; “Board Matters –Committees of the Board”; “Board Matters –Corporate Governance”; “Executive Officers”; “Additional Information – Section 16(a) Beneficial Ownership Reporting Compliance” and “Additional Information – Proposals for 2019 Annual Meeting.”

Item 11:       Executive Compensation

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Compensation Discussion and Analysis”, “Executive Officer Compensation Tables”, “Board Matters – Director Compensation”, “Board Matters –Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12:       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes the equity compensation plan under which our common stock may be issued as of December 31, 2018.

Number of Securities
Remaining Available for
	Number of Securities to		Future Issuance Under
	be Issued Upon	Weighted Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants and	Outstanding Options,	Securities Reflected in
	Rights	Warrant and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	422,650	(1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	422,650

(1)

Relates to various stock-based awards available for issuance under our 2014 Omnibus Incentive Plan, including incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards and dividend equivalent rights.

Additonal information required by this item is set forth under the following caption in our Proxy Statement, all of which is incorporated herein by reference:  “Security Ownership of Certain Beneficial Owners and Management.”

Item 13:       Certain Relationships, Related Transactions and Director Independence

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Related Person Transactions” and “Board Matters –The Board of Directors.”

Item 14:       Principal Accounting Fees and Services

The information required by this item is set forth under the following caption in our Proxy Statement, all of which is incorporated herein by reference: “Audit Committee Matters.”

PART IV

ITEM 15:        Exhibits and Financial Statement Schedules

15(a)(1).	The following documents are filed as a part of this Annual Report on Form 10‑K:
• Reports of Independent Registered Public Accounting Firms
• Consolidated Balance Sheets as of December 31, 2018 and 2017
• Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016
• Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016
• Consolidated Statements of Cash Flow for the Years Ended December 31, 2018, 2017 and 2016
• Notes to the Consolidated Financial Statements

15(a)(2).	The following is a list of the financial statement schedules required by Item 8:
Schedule III – Real Estate and Accumulated Depreciation

15(a)(3).	Exhibits

Exhibit No.	Description

3.1

Articles of Incorporation of the Company, including all amendments and articles supplementary thereto (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q (for the quarter ended June 30, 2013).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8‑K filed on May 9, 2013).

3.3	Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed on May 6, 2015).

3.4	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed on May 3, 2016).

4.1

Amended and Restated Registration Rights Agreement, dated July 8, 1994 by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

4.2	Form of certificate representing shares of common stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed on August 24, 2009).

4.3

Form of 4.32% Senior Guaranteed Note, Series 2018-A, due September 26, 2030 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

4.4

Form of 4.32% Senior Guaranteed Note, Series 2018-B, due September 26, 2030 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.1

Term Loan Agreement, dated July 1, 2016, among Agree Limited Partnership, Capital One, National Association, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.2

Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 15, 2016, among Agree Limited Partnership, as the Borrower, the Company, as the parent, certain subsidiaries of the Borrower, as guarantors, PNC Bank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016).

10.3

First Amendment and Joinder to Term Loan Agreement, dated December 15, 2016, by and among Agree Limited Partnership, the Company, the other guarantors party thereto, the lenders party thereto and Capital One, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016).

10.4

Note Purchase Agreement, dated as of August 3, 2017, among Agree Limited Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2017).

10.5

Uncommitted Master Note Facility, dated as of August 3, 2017, among Agree Limited Partnership, the Company and Teachers Insurance and Annuity Associate of America (“TIAA”) and each TIAA Affiliate (as defined therein) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2017).

10.6

Uncommitted Master Note Facility, dated as of August 3, 2017, among Agree Limited Partnership, the Company and Teachers Insurance and AIG Asset Management (U.S.), LLC (“AIG”) and each AIG Affiliate (as defined therein) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2017).

10.7

First Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of April 22, 1994, by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012).

10.8

Second Amendment to First Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of March 20, 2013, by and among the Company, Agree Limited Partnership and Richard Agree (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2013).

10.9+	Agree Realty Corporation Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 1996).

10.10+

Amended Employment Agreement, dated July 1, 2014, by and between the Company and Richard Agree (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2014).

10.11+

Amended Employment Agreement, dated July 1, 2014, by and between the Company and Joey Agree (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2014).

10.12+

Letter Agreement of Employment dated April 5, 2010 between Agree Limited Partnership and Laith Hermiz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed on April 6, 2010).

10.13+

Employment Agreement, dated October 20, 2017, between Agree Realty Corporation and Clayton R. Thelen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed on November 1, 2017).

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

10.17+

Form of Performance Share Award Agreement pursuant to the Agree Realty Corporation 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.18+

Agree Realty Corporation 2017 Executive Incentive Plan, dated February 16, 2017 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.19

Note Purchase Agreement dated as of May 28, 2015 by and among Agree Limited Partnership, the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed on June 1, 2015).

10.20

Note Purchase Agreement, dated as of July 28, 2016, by and among Agree Limited Partnership, the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.21

Increase Agreement, dated July 18, 2018 among Agree Limited Partnership, as the Borrower, the Company, as the parent, PNC Bank, National Association and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018).

10.22	Form of Revolving Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2018).

10.23

First Supplement to Uncommitted Master Note Facility, dated as of September 26, 2018, among Agree Limited Partnership, Agree Realty Corporation and Teachers Insurance and Annuity Association of America (“TIAA”) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.24

First Supplement to Uncommitted Master Note Facility, dated as of September 26, 2018, among Agree Limited Partnership, Agree Realty Corporation, AIG Asset Management (U.S.), LLC and the institutional investors named therein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on  Form 10-Q for the quarter ended September 30, 2018).

10.25*	Second Amendment to Term Loan Agreement dated November 2, 2018, among Agree Limited Partnership, Capital One, National Association, and Raymond James Bank, N.A.

10.26*	First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 17, 2018, among the Company, PNC Bank, National Association and the other lenders party thereto.

10.27*	Term Loan Agreement, dated December 27, 2018, by and among Agree Limited Partnership, the Company, PNC Bank, National Association and the other lenders party thereto.

10.28*	Guaranty, dated as of December 27, 2018, by and among the Company and each of the subsidiaries of Agree Limited Partnership party thereto.

10.29*	Reimbursement Agreement, dated as of November 18, 2014, by and between the Company and Richard Agree.

21*	Subsidiaries of Agree Realty Corporation.

23.1*	Consent of Grant Thornton LLP.

24*	Power of Attorney (included on the signature page of this Annual Report on Form 10‑K).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Clayton Thelen, Chief Financial Officer.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Clayton Thelen, Chief Financial Officer.

99.1*	Material Federal Income Tax Considerations.

101*

The following materials from Agree Realty Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text.

*      Filed herewith.

+      Management contract or compensatory plan or arrangement.

15(b)     The Exhibits listed in Item 15(a)(3) are hereby filed with this Annual Report on Form 10‑K.

15(c)     The financial statement schedule listed at Item 15(a)(2) is hereby filed with this Annual Report on Form 10‑K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGREE REALTY CORPORATION

1
By:	/s/ Joel N. Agree	Date: February 21, 2019
Joel N. Agree
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned officers and directors of Agree Realty Corporation, hereby severally constitute Richard Agree, Joel N. Agree and Clayton Thelen, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10‑K filed herewith and any and all amendments to said Annual Report on Form 10‑K, and generally to do all such things in our names and in our capacities as officers and directors to enable Agree Realty Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10‑K and any and all amendments thereto.

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of February 2019.

By:	/s/ Richard Agree	Date: February 21, 2019
Richard Agree
Executive Chairman of the Board of Directors

By:	/s/ Joel N. Agree	Date: February 21, 2019
Joel N. Agree
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Clayton Thelen	Date: February 21, 2019
Clayton Thelen
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

By:	/s/ Craig Erlich	Date: February 21, 2019
Craig Erlich
Director

By:	/s/ Merrie S. Frankel	Date: February 21, 2019
Merrie S. Frankel
Director

By:	/s/ Farris G. Kalil	Date: February 21, 2019
Farris G. Kalil
Director

By:	/s/ Greg Lehmkuhl	Date: February 21, 2019
Greg Lehmkuhl
Director

By:	/s/ John Rakolta	Date: February 21, 2019
John Rakolta Jr.
Director

By:	/s/ Jerome Rossi	Date: February 21, 2019
Jerome Rossi
Director

By:	/s/ William S. Rubenfaer	Date: February 21, 2019
William S. Rubenfaer
Director

Suite 800 ‑2366
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Agree Realty Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Agree Realty Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 21, 2019 expressed an unqualified opinion on those financial statements.

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
February 21, 2019

Suite 800 ‑262‑1950 ‑350‑3581
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Agree Realty Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Agree Realty Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2019 expressed an unqualified opinion.

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

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2013.

Southfield, Michigan
February 21, 2019

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	December 31,	December 31,
	2018	2017

ASSETS
Real Estate Investments
Land	$553,704	$405,457
Buildings	1,194,985	868,396
Less accumulated depreciation	(100,312)	(85,239)
	1,648,377	1,188,614
Property under development	12,957	25,402
Net Real Estate Investments	1,661,334	1,214,016

Real Estate Held for Sale, net	—	2,420

Cash and Cash Equivalents	53,955	50,807

Cash Held in Escrows	20	7,975

Accounts Receivable - Tenants, net of allowance of
$289 and $296 for possible losses at December 31, 2018 and December 31, 2017, respectively	21,547	15,477

Unamortized Deferred Expenses
Credit facility finance costs, net of accumulated amortization of $886 and $433 at December 31, 2018 and December 31, 2017, respectively	1,126	1,174

Leasing costs, net of accumulated amortization of $901 and $814 at December 31, 2018 and December 31, 2017, respectively	2,652	1,583

Lease intangibles, net of accumulated amortization of $62,543 and $41,390 at December 31, 2018 and December 31, 2017, respectively	280,153	195,158

Interest Rate Swaps	2,539	1,592

Other Assets, net	4,863	4,432

Total Assets	$2,028,189	$1,494,634

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	December 31,	December 31,
	2018	2017
LIABILITIES
Mortgage Notes Payable, net	$60,926	$88,270

Unsecured Term Loans, net	256,419	158,171

Senior Unsecured Notes, net	384,064	259,122

Unsecured Revolving Credit Facility	19,000	14,000

Dividends and Distributions Payable	21,031	16,303

Deferred Revenue	4,627	1,837

Accrued Interest Payable	4,779	3,412

Accounts Payable and Accrued Expenses	9,897	11,165

Lease intangibles, net of accumulated amortization of
$15,177 and $11,357 at December 31, 2018 and December 31, 2017, respectively	27,218	30,350

Interest Rate Swaps	1,135	242

Deferred Income Taxes	475	475

Tenant Deposits	132	97

Total Liabilities	789,703	583,444

EQUITY
Common stock, $.0001 par value, 45,000,000 shares authorized, 37,545,790 and 31,004,900 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	4	3
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized Series A junior participating preferred stock, $.0001 par value, 200,000 authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	1,277,592	936,046
Dividends in excess of net income	(42,945)	(28,763)
Accumulated other comprehensive income	1,424	1,375

Total Equity - Agree Realty Corporation	1,236,075	908,661
Non-controlling interest	2,411	2,529
Total Equity	1,238,486	911,190

Total Liabilities and Equity	$2,028,189	$1,494,634

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

	For the Year Ended December 31,
	2018	2017	2016
Revenues
Minimum rents	$132,814	$105,074	$84,031
Percentage rents	261	244	197
Operating cost reimbursement	14,887	10,752	7,267
Other	233	485	32
Total Revenues	148,195	116,555	91,527

Operating Expenses
Real estate taxes	10,721	8,204	5,459
Property operating expenses	5,645	3,610	2,484
Land lease expense	645	653	653
General and administrative	12,165	9,722	7,862
Depreciation and amortization	43,698	31,752	23,407
Provision for impairment	2,319	—	—
Total Operating Expenses	75,193	53,941	39,865

Income from Operations	73,002	62,614	51,662

Other (Expense) Income
Interest expense, net	(24,872)	(18,137)	(15,343)
Gain (loss) on sale of assets, net	11,180	14,193	9,964
Income tax expense	(516)	(227)	(153)
Loss on debt extinguishment	—	—	(333)
Other (expense) income	4	347	—
Net Income	58,798	58,790	45,797

Less Net Income Attributable to Non-Controlling Interest	626	678	679

Net Income Attributable to Agree Realty Corporation	$58,172	$58,112	$45,118

Net Income Per Share Attributable to Agree Realty Corporation
Basic	$1.80	$2.09	$1.97
Diluted	$1.78	$2.08	$1.97

Other Comprehensive Income
Net income	$58,798	$58,790	$45,797
Other Comprehensive Income (Loss) - Change in Fair Value of Interest Rate Swaps	54	1,935	2,618
Total Comprehensive Income	58,852	60,725	48,415
Less Comprehensive Income Attributable to Non-Controlling Interest	631	702	703

Comprehensive Income Attributable to Agree Realty Corporation	$58,221	$60,023	$47,712

Weighted Average Number of Common Shares Outstanding - Basic:	32,070,255	27,625,102	22,868,736

Weighted Average Number of Common Shares Outstanding - Diluted:	32,401,122	27,700,347	22,959,799

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2015	20,637,301	$2	$482,514	$(28,262)	$(3,130)	$2,496	$453,620
Issuance of common stock, net of issuance costs	5,461,459	1	228,010	—	—	—	228,011
Repurchase of common shares	(20,569)	—	(712)				(712)
Issuance of restricted stock under the Omnibus Incentive Plan	93,363	—	—	—	—	—	—
Forfeiture of restricted stock	(6,577)	—	—	—	—	—	—
Stock-based compensation	—	—	2,257	—	—	—	2,257
Dividends and distributions declared for the period	—	—	—	(45,414)	—	(667)	(46,081)
Other comprehensive income (loss) - change in fair value of interest rate swaps	—	—	—	—	2,594	24	2,618
Net income	—	—	—	45,118	—	679	45,797
Balance, December 31, 2016	26,164,977	$3	$712,069	$(28,558)	$(536)	$2,532	$685,510
Issuance of common stock, net of issuance costs	4,786,604	—	222,695	—	—	—	222,695
Repurchase of common shares	(23,925)	—	(1,111)	—	—	—	(1,111)
Issuance of restricted stock under the Omnibus Incentive Plan	88,466	—	—	—	—	—	—
Forfeiture of restricted stock	(11,222)	—	—	—	—	—	—
Stock-based compensation	—	—	2,393	—	—	—	2,393
Dividends and distributions declared for the period	—	—	—	(58,317)	—	(705)	(59,022)
Other comprehensive income (loss) - change in fair value of interest rate swaps	—	—	—	—	1,911	24	1,935
Net income	—	—	—	58,112	—	678	58,790
Balance, December 31, 2017	31,004,900	$3	$936,046	$(28,763)	$1,375	$2,529	$911,190
Issuance of common stock, net of issuance costs	6,507,263	1	339,743	—	—	—	339,744
Repurchase of common shares	(23,407)	—	(1,145)	—	—	—	(1,145)
Issuance of restricted stock under the Omnibus Incentive Plan	57,882	—	—	—	—	—	—
Forfeiture of restricted stock	(848)	—	—	—	—	—	—
Stock-based compensation	—	—	2,948	—	—	—	2,948
Dividends and distributions declared for the period	—	—	—	(72,354)	—	(749)	(73,103)
Other comprehensive income (loss) - change in fair value of interest rate swaps	—	—	—	—	49	5	54
Net income	—	—	—	58,172	—	626	58,798
Balance, December 31, 2018	37,545,790	$4	$1,277,592	$(42,945)	$1,424	$2,411	$1,238,486

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net income	$58,798	$58,790	$45,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,699	19,586	15,274
Amortization	18,999	12,166	8,133
Amortization from financing and credit facility costs	1,055	979	720
Stock-based compensation	2,948	2,393	2,257
Provision for impairment	2,319	—	—
Write-off of deferred costs	—	—	333
(Gain) loss on sale of assets	(11,180)	(14,193)	(9,964)
(Increase) decrease in accounts receivable	(6,855)	(4,216)	(4,117)
(Increase) decrease in other assets	(463)	444	(109)
Increase (decrease) in accounts payable and accrued expenses	(1,265)	5,265	1,984
Increase (decrease) in deferred revenue	2,790	14	115
Increase (decrease) in accrued interest	1,367	1,202	1,247
Increase (decrease) in deferred income taxes	—	(230)	—
Increase (decrease) in tenant deposits	35	3	65
Net Cash Provided by Operating Activities	93,247	82,203	61,735

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(611,129)	(319,572)	(297,868)
Development of real estate investments and other assets
(including capitalized interest of $448 in 2018, $570 in 2017, and $210 in 2016)	(21,481)	(43,302)	(27,919)
Payment of leasing costs	(1,337)	(568)	(686)
Net proceeds from sale of assets	65,830	44,343	28,919
Net Cash Used In Investing Activities	(568,117)	(319,099)	(297,554)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	339,744	222,695	228,011
Repurchase of common shares	(1,145)	(1,111)	(712)
Unsecured revolving credit facility borrowings	363,000	203,000	252,000
Unsecured revolving credit facility repayments	(358,000)	(203,000)	(256,000)
Payments of mortgage notes payable	(27,576)	(2,412)	(31,578)
Unsecured term loan proceeds	100,000	—	60,283
Payments of unsecured term loans	(761)	(739)	(239)
Senior unsecured notes proceeds	125,000	100,000	60,000
Dividends paid	(67,638)	(55,146)	(42,058)
Distributions to Non-Controlling Interest	(737)	(695)	(657)
Payments for financing costs	(1,824)	(309)	(2,548)
Net Cash Provided by Financing Activities	470,063	262,283	266,502

Net Increase (Decrease) in Cash and Cash Equivalents	(4,807)	25,387	30,683
Cash and cash equivalents and cash held in escrow, beginning of period	58,782	33,395	2,712
Cash and cash equivalents and cash held in escrow, end of period	$53,975	$58,782	$33,395

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$23,015	$17,331	$13,822
Cash paid (refunded) for income tax	$452	$257	$153

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued under equity incentive plans (in dollars)	$2,781	$4,298	$3,517
Dividends and limited partners’ distributions declared and unpaid	$21,031	$16,303	$13,124
Real Estate acquisitions financed with debt assumption	$—	$21,500	$—

See accompanying notes to consolidated financial statements.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2018

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

Our assets are held by, and all of our operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.1% interest as of December 31, 2018. Under the partnership agreement of the Operating Partnership, Agree Realty Corporation, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the "Company," “Management,” "we,” “our” or "us" refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of Agree Realty Corporation include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries. The Company, as the sole general partner, held 99.1% and 98.8% of the Operating Partnership as of December 31, 2018 and 2017, respectively. All material intercompany accounts and transactions are eliminated.

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

Reclassifications

Certain reclassifications of prior period amounts have been made in the consolidated financial statements and footnotes in order to conform to the current presentation. Income tax expense is presented in Other (Expense) Income on the Consolidated Statements of Operations and Comprehensive Income. In financial statements filed prior to March 2018, income tax expense was included in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.

Segment Reporting

The Company is primarily in the business of acquiring, developing and managing retail real estate which is considered to be one reporting segment. The Company has no other reportable segments.

Real Estate Investments

The Company records the acquisition of real estate at cost, including acquisition and closing costs. For properties developed by the Company, all direct and indirect costs related to planning, development and construction, including interest, real estate taxes and other miscellaneous costs incurred during the construction period, are capitalized for financial reporting purposes and recorded as property under development until construction has been completed.  Assets are classified as Held for  Sale based on specific criteria as outlined in Accounting Standards Codification (“ASC”) 360, Property, Plant & Equipment.  Properties classified as Held for sale are recorded at the lower of their carrying value or their fair value, less anticipated selling costs. Assets are generally classified as Held for Sale once management has actively

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2018

engaged in marketing the asset and has received a firm purchase commitment that is expected to close within one year.  Real estate held for sale consisted of the following as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018	December 31, 2017

Land	$-	$393
Buildings	-	1,857
Lease Intangibles (Asset)	-	557
	-	2,807
Accumulated depreciation and amortization	-	(387)
Total Real Estate Held for Sale, net	$-	$2,420

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, in-place lease intangibles are valued based on the Company’s estimates of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition. Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition and the Company’s estimate of current market lease rates for the property. The capitalized above- and below-market lease intangibles are amortized over the non-cancelable term of the lease unless the Company believes it is reasonably certain that the tenant will renew the lease for an option term whereby the Company amortizes the value attributable to the renewal over the renewal period. In the case of sale-leaseback transactions, it is typically assumed that the lease is not in-place prior to the close of the transaction.

The fair value of identified intangible assets and liabilities acquired is amortized to depreciation and amortization over the remaining term of the related leases.

Depreciation

The Company’s real estate portfolio is depreciated using the straight-line method over the estimated remaining useful life of the properties, which are generally 40 years for buildings and 10 to 20 years for improvements. Properties classified as held for sale and properties under development are not depreciated.

Impairments

The Company reviews long-lived assets, including intangible assets, for possible impairment when certain events or changes in circumstances indicates that the carrying amount of the asset may not be recoverable though operations. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale.

The valuation of impaired assets is determined using valuation techniques including discounted cash flow analysis, analysis of recent comparable sales transactions, and purchase offers received from third parties, which are Level 3 inputs.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2018

The Company may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of its real estate.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We had $52.7 million and $57.5 million in cash and cash held in escrow as of December 31, 2018 and December 31, 2017, respectively, in excess of the FDIC insured limit.

Accounts Receivable – Tenants

The Company reviews its rent receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made. For accrued rental revenues related to the straight-line method of reporting rental revenue, the Company performs a periodic review of receivable balances to assess the risk of uncollectible amounts and establish appropriate provisions.

The Company’s leases provide for reimbursement from tenants for common area maintenance (“CAM”), insurance, real estate taxes and other operating expenses ("Operating Cost Reimbursement"). A portion of our Operating Cost Reimbursement Revenue is estimated each period and is recognized as revenue in the period the recoverable costs are incurred and accrued. Receivables from Operating Cost Reimbursement Revenue are included in our Accounts Receivable - Tenants line item in our Consolidated Balance Sheets. The balance of unbilled Operating Cost Reimbursement Receivable at December 31, 2018 and December 31, 2017 was $3.3 million and $1.4 million, respectively.

In addition, many of the Company’s leases contain rent escalations for which we recognize revenue on a straight-line basis over the non-cancelable lease term. This method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the Accounts Receivable - Tenants line item in our Consolidated Balance Sheets. The balance of straight-line rent receivables at December 31, 2018 and December 31, 2017 was $16.7 million and $12.9 million, respectively. To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce operating income.

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

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2018

The following schedule summarizes the Company’s amortization of deferred expenses for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands):

	For the Year Ended December 31,
	2018	2017	2016

Credit Facility Financing Costs	$477	$405	$228
Leasing Costs	243	161	124
Lease Intangibles (Asset)	22,650	16,060	11,093
Lease Intangibles (Liability)	(4,228)	(4,275)	(3,083)
Total	$19,142	$12,351	$8,362

The following schedule represents estimated future amortization of deferred expenses as of December 31, 2018 (in thousands):

Year Ending December 31,	2019	2020	2021	2022	2023	Thereafter	Total

Credit Facility Financing Costs	$556	$542	$28	$—	$—	$—	$1,126
Leasing Costs	290	315	306	298	312	1,131	2,652
Lease Intangibles (Asset)	25,690	25,202	24,517	23,439	22,080	159,225	280,153
Lease Intangibles (Liability)	(4,413)	(4,313)	(4,028)	(3,129)	(2,567)	(8,768)	(27,218)
Total	$22,123	$21,746	$20,823	$20,608	$19,825	$151,588	$256,713

Revenue Recognition

The Company leases real estate to its tenants under long-term net leases which we account for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Rental increases based upon changes in the consumer price indexes, or other variable factors, are recognized only after changes in such factors have occurred and are then applied according to the lease agreements. Certain leases also provide for additional rent based on tenants’ sales volumes. These rents are recognized when determinable after the tenant exceeds a sales breakpoint. Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses are generally included in operating costs reimbursement in the period when such expenses are incurred.

Earnings per Share

Earnings per share have been computed by dividing the net income less net income attributable to unvested restricted shares by the weighted average number of common shares outstanding less unvested restricted shares. Diluted earnings per share is computed by dividing net income by the weighted average common shares and potentially dilutive common shares outstanding in accordance with the treasury stock method.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2018

The following is a reconciliation of basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Year Ended December 31,
	2018	2017	2016
Net income attributable to Agree Realty Corporation	$58,172	$58,112	$45,118
Less: Income attributable to unvested restricted shares	(370)	(454)	(424)
Net income used in basic and diluted earnings per share	$57,802	$57,658	$44,694

Weighted average number of common shares outstanding	32,281,273	27,852,231	23,096,267
Less: Unvested restricted stock	(211,018)	(227,129)	(227,531)
Weighted average number of common shares outstanding used in basic earnings per share	32,070,255	27,625,102	22,868,736

Weighted average number of common shares outstanding used in basic earnings per share	32,070,255	27,625,102	22,868,736
Effect of dilutive securities: Restricted stock	69,136	75,245	91,063
Effect of dilutive securities: March 2018 forward equity offering	198,786	—	—
Effect of dilutive securities: September 2018 forward equity offering	62,945	—	—
Weighted average number of common shares outstanding used in diluted earnings per share	32,401,122	27,700,347	22,959,799

Operating Partnership Units ("OP Units")	347,619	347,619	347,619
Weighted average number of common shares and OP Units outstanding used in diluted earnings per share	32,748,741	28,047,966	23,307,418

Forward Equity Sales

In March 2018, the Company completed a forward sale agreement to sell an aggregate of 3,450,000 shares of our common stock, which included the underwriters option to purchase an additional 450,000 shares of common stock, at a public offering price of $48.00 per share, before underwriting discounts. In September 2018, the Company settled, in its entirety, the forward sale agreement and received proceeds of $160.2 million, net of underwriting discounts, fees and expenses.

In September 2018, the Company entered into a forward sale agreement to sell an aggregate of 3,500,000 shares of our common stock at a public offering price of $55.20 per share, before underwriting discounts. The Company is obligated to settle the forward sale agreement no later than September 3, 2019.

To account for the forward sale agreements, the Company considered the accounting guidance governing financial instruments and derivatives and concluded that our forward sale agreement was not a liability as it did not embody obligations to repurchase our shares nor did it embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares. We then evaluated whether the agreement met the derivatives and hedging guidance scope exception to be accounted for as an equity instrument, and concluded that the agreement can be classified as an equity contract based on the following assessment: (i) none of the agreement’s exercise contingencies was based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreement from being indexed to our own stock.

The Company also considered the potential dilution resulting from the forward sale agreement on the earnings per share calculations. The Company used the treasury stock method to determine the dilution resulting from the forward sale agreement during the period of time prior to settlement. The impact to our weighted-average number of common shares – diluted for the year ended December 31, 2018, was 261,731 weighted-average incremental shares.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2018

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Code and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2018, the Company believes it has qualified as a REIT. Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). These amendments modify the disclosure requirements in Topic 820 on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty. ASU 2018-13 will be effective for all entities for fiscal years beginning after December 15, 2019, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company is in the process of determining the impact that the implementation of ASU 2018-13 and does not believe it will have a material effect on the Company’s financial statements.

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

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2018

In August 2017, the FASB issued ASU No. 2017‑12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017‑12”). The objective of ASU 2017‑12 is to expand hedge accounting for both financial (interest rate) and commodity risks, and create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. ASU 2017‑12 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company has evaluated the impact of the implementation of ASU 2017‑12 and does not believe it will have a material effect on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases” (“ASU 2016-02”). The new standard creates Topic 842, Leases, in FASB Accounting Standards Codification (“FASB ASC”) and supersedes FASB ASC 840, Leases. ASU 2016-02 requires a lessee to recognize the assets and liabilities that arise from leases (operating and finance). ASU 2016-02 is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018.  The main difference between the existing guidance on accounting for leases and the new standard is that operating leases for lessees will now be recorded in the statement of financial position as right of use assets and lease liabilities on the lessee’s balance sheet. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases and operating leases. As part of ASU 2018-01, the FASB provided an optional transition method, allowing entities to not evaluate under ASC 842 land easements that existed or expired before the adoption of ASC 842 and that were not previously accounted for as leases under ASC 840. The Company will apply this practical expedient upon adoption of Topic 842. In July 2018, the FASB issued ASU 2018-11, which provides a practical expedient for lessors by class of underlying assets to not separate non-lease components from the lease component. The Company will apply the practical expedient to not separate lease and nonlease components in a contract if the timing and pattern of transfer for the lease components and nonlease components are the same and if the lease component is classified as an operating lease. As part of ASU 2018-11, the FASB provided an additional (and optional) transition method that allows entities to initially apply Topic 842 at the adoption date (January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will apply this practical expedient upon adoption of Topic 842. Based on its anticipated election of practical expedients, the Company anticipates that its retail leases, where it is the lessor, will continue to be accounted for as operating leases under the new standard. As part of ASU 2018-20, the FASB provided guidance requiring lessors to exclude from variable payments, lessor costs paid by lessees directly to third parties. The ASU also requires lessors to account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments. The Company evaluated the recognition of reimbursed costs received from the lessee and have concluded that there will be no change in current presentation based on this ASU. The Company is also the lessee under various land lease arrangements. The Company will not reassess the classification of existing land leases where it is the lessee and therefore these leases will continue to be accounted for as operating leases. Therefore, as of January 1, 2019, the Company does not currently anticipate significant changes in the accounting for its lease revenues as lessor, but does anticipate the recognition of right of use assets and related lease liabilities on its consolidated balance sheets related to land leases as lessee of less than 1.0% of total assets. In addition the Company will include the required disclosures related to the adoption of this standard.  In the event the Company modifies existing land leases or enters into new land leases after adoption of the new standard, such leases may be classified as finance leases. The Company will continue to evaluate the impact of adopting the new leases standard on its consolidated statements of income and comprehensive income, consolidated balance sheets and related internal controls over financial reporting.

Note 3 – Real Estate Investments

Real Estate Portfolio

As of December 31, 2018, the Company owned 645 properties, with a total gross leasable area (“GLA”) of approximately 11.2 million square feet. Net Real Estate Investments totaled $1.7 billion as of December 31, 2018. As of December 31, 2017, the Company owned 436 properties, with a total gross leasable area of approximately 8.7 million square feet. Net Real Estate Investments totaled $1.2 billion as of December 31, 2017.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2018

Tenant Leases

The properties that the Company owns are typically leased to tenants under long term operating leases. The leases are generally net leases which typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. Certain of our properties are subject to leases under which we retain responsibility for specific costs and expenses of the property. The leases typically provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term. As of December 31, 2018, our portfolio had a weighted average remaining lease term of approximately 10.2 years.

As of December 31, 2018, the future minimum lease payments to be received under the terms of all non-cancellable tenant leases is as follows (in thousands):

For the Year Ending December 31,
2019	$151,914
2020	150,504
2021	147,506
2022	143,988
2023	139,573
Thereafter	902,448
Total	$1,635,933

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

Deferred Revenue

As of December 31, 2018, and December 31, 2017, there was $3.7 million and $1.8 million, respectively, in deferred revenues resulting from rents paid in advance.

Land Lease Obligations

The Company is subject to land lease agreements for certain of its properties. Land lease expense was $0.6 million, $0.7 million, and $0.7 million for the years ending December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, future annual lease commitments under these agreements are as follows (in thousands):

For the Year Ending December 31,
2019	$566
2020	564
2021	521
2022	437
2023	437
Thereafter	6,472
Total	$8,997

Acquisitions

During 2018, the Company purchased 225 retail net lease assets for approximately $608.3 million, which includes acquisition and closing costs. These properties are located in 37 states and had a weighted average lease term of approximately 12.4 years. None of the Company’s investments during 2018 caused any new or existing tenant to comprise 10% or more of the Company’s total assets or generate 10% or more of the Company’s total annualized base rent at December 31, 2018.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2018

The aggregate 2018 acquisitions were allocated approximately $164.7 million to land, $325.0 million to buildings and improvements, and $118.6 million to lease intangibles. The acquisitions were substantially all cash purchases and there was no contingent consideration associated with these acquisitions.

During 2017, the Company purchased 79 retail net lease assets for approximately $338.0 million, including acquisition and closing costs. These properties are located in 27 states and are leased for a weighted average lease term of approximately 11.1 years. None of the Company’s investments during 2017 caused any new or existing tenant to comprise 10% or more of the Company’s total assets or generate 10% or more of the Company’s total annualized base rent at December 31, 2017.

The aggregate 2017 acquisitions were allocated approximately $94.1 million to land, $172.0 million to buildings and improvements, and $71.9 million to lease intangibles and other assets. The acquisitions were substantially all cash purchases and there was no contingent consideration associated with these acquisitions.  In one acquisition, the Company assumed debt of $21.5 million.

Developments

During 2018, the Company had 16 development or Partner Capital Solutions projects completed or under construction.

Dispositions

During 2018, the Company sold real estate properties for net proceeds of $65.8 million and a recorded net gain of $11.2 million.

During 2017, the Company sold real estate properties for net proceeds of $44.3 million and a recorded net gain of $14.2 million (net of any expected losses on real estate held for sale).

During 2016, the Company sold real estate properties for net proceeds of $27.9 million and a recorded net gain of $10.0 million (net of any expected losses on real estate held for sale).

Provisions for Impairment

As a result of our review of Real Estate Investments we recognized real estate impairment charges of $2.3 million, $0.0 million and $0.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 4 – Debt

As of December 31, 2018, we had total indebtedness of $720.4 million, including (i) $60.9 million of mortgage notes payable; (ii) $256.4 million of unsecured term loans; (iii) $384.1 million of senior unsecured notes; and (iv) $19.0 million of borrowings under our Credit Facility. The Company was in compliance with covenant terms for all debt at December 31, 2018.

Mortgage Notes Payable

As of December 31, 2018, the Company had total gross mortgage indebtedness of $61.5 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $108.0 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.13% as of December 31, 2018 and 3.74% as of December 31, 2017.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2018

In December 2017, the Company assumed an interest only mortgage note for $21.5 million with PNC Bank, National Association in connection with an acquisition. The mortgage note is due October 2019, secured by a multi-tenant property and has a fixed interest rate of 3.32%.

Mortgages payable consisted of the following:

	December 31, 2018	December 31, 2017
(not presented in thousands)	(in thousands)
Note payable in monthly installments of interest only at LIBOR plus 160 basis points, swapped to a fixed rate of 2.49%. A balloon payment in the amount of $25,000,000 was repaid on March 29, 2018	$—	$25,000

Note payable in monthly installments of interest only at 3.32% per annum, with a balloon payment due October 2019	21,500	21,500

Note payable in monthly installments of $153,838, including interest at 6.90% per annum, with the final monthly payment due January 2020	1,922	3,573

Note payable in monthly installments of $23,004, including interest at 6.24% per annum, with a balloon payment of $2,781,819 due February 2020	2,872	2,963

Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 2023	23,640	23,640

Note payable in monthly installments of $35,673, including interest at 5.01% per annum, with a balloon payment of $4,034,627 due September 2023	4,959	5,131

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026	6,626	7,288

Total principal	61,519	89,095
Unamortized debt issuance costs	(593)	(825)
Total	$60,926	$88,270

The mortgage loans encumbering our properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At December 31, 2018, there were no mortgage loans with partial recourse to us.

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

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2018

Senior Unsecured Notes

The following table presents the Senior Unsecured Notes balance net of unamortized debt issuance costs as of December 31, 2018, and 2017 (in thousands):

	December 31, 2018	December 31, 2017
2025 Senior Unsecured Notes	$50,000	$50,000
2027 Senior Unsecured Notes	50,000	50,000
2028 Senior Unsecured Notes	60,000	60,000
2029 Senior Unsecured Notes	100,000	100,000
2030 Senior Unsecured Notes	125,000	—
Total Principal	385,000	260,000
Unamortized debt issuance costs	(936)	(878)
Total	$384,064	$259,122

In May 2015, the Company and the Operating Partnership completed a private placement of $100.0 million principal amount of senior unsecured notes. The senior unsecured notes were sold in two series; $50.0 million of 4.16% notes due May 2025 (the “2025 Senior Unsecured Noted”) and $50.0 million of 4.26% notes due May 2027 (the “2027 Senior Unsecured Notes”).  The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance of the exemption from registration in Section 4(a)(2) of the Securities Act.

In July 2016, the Company and the Operating Partnership entered into a note purchase agreement with institutional purchasers. Pursuant to the note purchase agreement, the Operating Partnership completed a private placement of $60.0 million aggregate principal amount of 4.42% senior unsecured notes due July 2028 (the “2028 Senior Unsecured Notes”). The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

In August 2017, the Company and the Operating Partnership entered into a note purchase agreement with institutional purchasers. Pursuant to the note purchase agreement, the Operating Partnership completed a private placement of $100.0 million aggregate principal amount of 4.19% senior unsecured notes due September 2029 (the “2029 Senior Unsecured Notes”).  Closing of the private placement was consummated in September 2017; and, on that date, the Operating Partnership issued the senior unsecured notes. The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

In September 2018, the Company and the Operating Partnership entered into two supplements to uncommitted master note facilities with institutional purchasers. Pursuant to the supplements, the Operating Partnership completed a private placement of $125.0 million aggregate principal amount of 4.32% senior unsecured notes due September 2030 (the “2030 Senior Unsecured Notes”). The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

Unsecured Term Loan Facilities

The following table presents the Unsecured Term Loans balance net of unamortized debt issuance costs as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
2019 Term Loan	$18,543	$19,304
2023 Term Loan	40,000	40,000
2024 Term Loan Facilities	100,000	100,000
2026 Term Loan	100,000	—
Total Principal	258,543	159,304
Unamortized debt issuance costs	(2,124)	(1,133)
Total	$256,419	$158,171

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2018

The amended and restated credit agreement, described below, extended the maturity dates of the $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility (together, the “2024 Term Loan Facilities”) to January 2024. In connection with entering into the amended and restated credit agreement, the prior notes evidencing the existing $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at a variable LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company utilized existing interest rate swaps to effectively fix the LIBOR rate at 213 basis points until maturity (refer to Note 8 – Derivative Instruments and Hedging Activity). As of December 31, 2018, $100.0 million was outstanding under the 2024 Term Loan Facilities bearing an all-in interest rate of 3.13%, including the swaps.

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures July 2023 (the “2023 Term Loan”). Borrowings under the 2023 Term Loan are priced at LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap to fix LIBOR at 140 basis points until maturity. As of December 31, 2018, $40.0 million was outstanding under the 2023 Term Loan, which was subject to an all-in interest rate of 2.40%, including the swap.

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matures May 2019 (the “2019 Term Loan”). Borrowings under the 2019 Term Loan are priced at LIBOR plus 170 basis points. In order to fix LIBOR on the 2019 Term Loan at 1.92% until maturity, the Company had an interest rate swap agreement in place, which was assigned by the lender under the Mortgage Note to the 2019 Term Loan lender. As of December 31, 2018, $18.5 million was outstanding under the 2019 Term Loan bearing an all-in interest rate of 3.62%, including the swap.

In December 2018, the Company entered into a $100.0 million unsecured term loan facility that matures January 2026 (the “2026 Term Loan”). Borrowings under the 2026 Term Loan are priced at LIBOR plus 145 to 240 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap to fix LIBOR at 266 basis points until maturity. As of December 31, 2018, $100.0 million was outstanding under the 2026 Term Loan, which was subject to an all-in interest rate of 4.26%, including the swaps.

Senior Unsecured Revolving Credit Facility

In December 2016, the Company amended and restated the credit agreement (the “Credit Agreement”) that governs the Company’s senior unsecured revolving credit facility and the Company’s unsecured term loan facility to increase the aggregate borrowing capacity to $350.0 million. In July 2018, the Company elected to pursue commitments under the accordion option outlined in its senior unsecured revolving credit facility to increase the revolving commitments by $75.0 million, raising the total revolving commitments under the amended and restated credit agreement from $250.0 million to $325.0 million. Including the increased commitments, the amended and restated credit agreement provides for a $325.0 million unsecured revolving credit facility, a $65.0 million unsecured term loan facility and a $35.0 million unsecured term loan facility (referenced above as 2024 Term Loan Facilities). The unsecured revolving credit facility matures January 2021 with options to extend the maturity date to January 2022. The 2024 Term Loan Facilities mature January 2024. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement up to $500.0 million, subject to lender approval.

Borrowings under the revolving credit facility bear interest at LIBOR plus 85 to 155 basis points, depending on the Company’s credit rating. Additionally, the Company is required to pay a facility fee at an annual rate of 0 to 55 basis points of the total amount of the revolving credit facility, depending on the Company’s credit rating. The Credit Agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of December 31, 2018, and December 31, 2017, the Company had $19.0 million and $14.0 million of outstanding borrowings under the revolving credit facility, respectively, bearing weighted average interest rates of approximately 3.38% and 2.6%, respectively. As of December 31, 2018, $306.0 million was available for borrowing under the revolving credit facility and the Company was in compliance with the credit agreement covenants.

Concurrent with the amendment and restatement of the Company’s senior unsecured revolving credit facility, conforming changes were made to the 2023 Term Loan and 2019 Term Loan.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2018

The Company and Richard Agree, the Executive Chairman of the Company, are parties to a Reimbursement Agreement dated November 18, 2014.   Pursuant to the Reimbursement Agreement, Mr. Agree has agreed to reimburse the Company for any loss incurred under the unsecured revolving credit facility in an amount not to exceed $14 million to the extent that the value of the Operating Partnership’s assets available to satisfy the Operating Partnership’s obligations under the revolving credit facility is less than $14 million.

Debt Maturities

The following table presents scheduled principal payments related to our debt as of December 31, 2018 (in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
2019	$2,751	$40,044	$42,795
2020	1,100	2,767	3,867
2021 (1)	998	19,000	19,998
2022	1,060	—	1,060
2023	1,069	67,656	68,725
Thereafter	2,617	585,000	587,617
Total	$9,595	$714,467	$724,062

(1)

The balloon payment balance includes the balance outstanding under the Credit Facility as of December 31, 2018. The Credit Facility matures in January 2021, with options to extend the maturity for one year at the Company’s election, subject to certain conditions.

Note 5 – Common Stock

In June 2017, the Company filed an automatic shelf registration statement on Form S-3, registering an unspecified amount of common stock, preferred stock, depositary shares and warrants at an indeterminant aggregate initial offering price. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

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

During the year ended December 31, 2018, the Company issued  3,057,263 shares of common stock under its ATM program at an average price of $59.28, realizing gross proceeds of approximately $181.2 million. The Company had approximately $68.8 million remaining under the ATM program as of December 31, 2018.

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

In September 2018, the Company entered into a follow-on public offering of 3,500,000 shares of common stock in connection with a forward sale agreement. As of December 31, 2018, the Company has not received proceeds from the sale of shares of its common stock by the forward purchaser. Selling common stock through the forward sale agreement

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2018

enabled the Company to set the price of such shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the Company.  The forward sale agreement is required to be settled no later than September 3, 2019.

Note 6 – Dividends and Distribution Payable

The Company declared dividends of $2.155,  $2.025 and $1.920 per share during the years ended December 31, 2018, 2017 and 2016; the dividends have been reflected for federal income tax purposes as follows:

For the Year Ended December 31,	2018	2017	2016
Ordinary Income	$1.638	$1.695	$1.557
Return of Capital	0.517	0.330	0.363
Total	$2.155	$2.025	$1.920

On December 4, 2018, the Company declared a dividend of $0.555 per share for the quarter ended December 31, 2018. The holders of Operating Partnership Units were entitled to an equal distribution per Operating Partnership Unit held as of December 21, 2018. The dividends and distributions payable are recorded as liabilities in the Company’s consolidated balance sheet at December 31, 2018. The dividend has been reflected as a reduction of stockholders’ equity and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. These amounts were paid on January 4, 2019.

Note 7 – Income Taxes (not presented in thousands)

The Company is subject to the provisions of Financial Accounting Standards Board Accounting Standard Codification 740‑10 (“FASB ASC 740‑10”) and has analyzed its various federal and state filing positions. The Company believes that its income tax filing positions and deductions are documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FASB ASC 740‑10. The Company’s Federal income tax returns are open for examination by taxing authorities for all tax years after December 31, 2015. The Company has elected to record related interest and penalties, if any, as income tax expense on the Consolidated Statements of Operations and Comprehensive Income.

As of December 31, 2018 and 2017, the Company had accrued a deferred income tax liability in the amount of $475,000. This deferred income tax balance represents the federal and state tax effect of deferring income tax in 2007 on the sale of an asset under section 1031 of the Code. This transaction was accrued within the TRS entities described above. During the years ended December 31, 2018, 2017 and 2016, the Company recognized net federal and state tax expense of approximately $516,000,  $227,0000 and $153,000, respectively, which are included in other expense and income in the Consolidated Statements of Operations and Comprehensive Income.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that affected 2018, including but not limited to reducing the U.S. federal corporate rate from 35 percent to 21 percent. In connection with our initial analysis of the impact of the Tax Act, we have recorded a discrete net tax benefit related to one of the Company’s TRS entities reducing the deferred income tax liability by $230,000 in the period ending December 31, 2017. This is included in other expense and income on the Consolidated Statements of Operations and Comprehensive Income.

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

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2018

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

In April 2012, the Company entered into an amortizing forward-starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.92%. The notional amount as of December 31, 2018 is $18.5 million. This swap effectively converts $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of December 31, 2018, this interest rate swap was valued as an asset of approximately $0.0 million.

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converts $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of December 31, 2018, this interest rate swap was valued as an asset of approximately $0.2 million.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converts $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of December 31, 2018, this interest rate swap was valued as an asset of approximately $0.6 million.

In September 2016, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converts $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of December 31, 2018, this interest rate swap was valued as an asset of approximately $1.8 million.

In December 2018, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $100.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements,  the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.66%. This swap effectively converts $100.0 million of variable-rate borrowings to fixed-rate borrowings from December 27, 2018 to January 15, 2026. As of December 31, 2018, this interest rate swap was valued as a liability of approximately $1.1 million.

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company has designated these derivative instruments as cash flow hedges. As such, the effective portion of changes in the fair value of the derivatives designated, and that qualify as cash flow hedges, is recorded as a component of Other Comprehensive Income (Loss). The ineffective portion of the change in fair value of the derivative instrument is recognized directly in interest expense. For the years ended December 31, 2018 and 2017, the Company has not recorded any hedge ineffectiveness in earnings. Amounts in Accumulated Other Comprehensive Income (Loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.8 million will be reclassified as a reduction to interest expense.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2018

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
	December 31,	December 31,	December 31,	December 31,
Interest Rate Derivatives	2018	2017	2018	2017
Interest Rate Swap	10	11	$258,543	$184,304

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets (in thousands).

	Asset Derivatives
	December 31, 2018	December 31, 2017
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	$2,539	$1,592

	Liability Derivatives
	December 31, 2018	December 31, 2017
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	$1,135	$242

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and other comprehensive loss for the years ended December 31, 2018 and 2017 (in thousands).

				Location of
				Income/(Loss)
Derivatives in				Reclassified from
Cash Flow				Accumulated OCI	Amount of Income/(Loss) Reclassified
Hedging		Amount of Income/(Loss) Recognized		into Income	from Accumulated OCI into Expense
Relationships		in OCI on Derivative (Effective Portion)		(Effective Portion)	(Effective Portion)

Twelve months ended December 31,		2018	2017		2018	2017

	Interest rate swaps	$193	$622	Interest Expense	$(139)	$1,313

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of December 31, 2018.

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of December 31, 2018, the fair value of derivatives in a net liability position related to these agreements, excluding any adjustment for nonperformance risk, was $0.6 million. As of December 31, 2018, the Company has not posted any collateral related to these net liability positions. If the Company had breached any of these provisions as of December 31, 2018, it could have been required to settle its obligations under the agreements at their termination value of $0.6 million.

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the Consolidated Balance Sheets.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2018

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of December 31, 2018 and December 31, 2017. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets (in thousands):

Offsetting of Derivative Assets

As of December 31, 2018

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$2,539	$—	$2,539	$(575)	$—	$1,964

Offsetting of Derivative Liabilities

As of December 31, 2018

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Received	Net Amount
Derivatives	$1,135	$—	$1,135	$(575)	$—	$560

Offsetting of Derivative Assets

As of December 31, 2017

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$1,592	$—	$1,592	$(42)	$—	$1,550

Offsetting of Derivative Liabilities

As of December 31, 2017

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Received	Net Amount
Derivatives	$242	$—	$242	$(42)	$—	$200

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2018

Note 9 – Discontinued Operations

There were no properties classified as discontinued operations for the years ended December 31, 2018, 2017 and 2016.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2018

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017 (in thousands):

	Total Fair Value	Level 2
December 31, 2018
Derivative assets - interest rate swaps	$2,539	$2,539
Derivative liabilities - interest rate swaps	$1,135	$1,135

December 31, 2017
Derivative assets - interest rate swaps	$1,592	$1,592
Derivative liabilities - interest rate swaps	$242	$242

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

Fixed rate debt (including variable rate debt swapped to fixed, excluding the value of the derivatives) with carrying values of $701.4 million and $505.6 million as of December 31, 2018 and December 31, 2017, respectively, had fair values of approximately $702.0 million and $516.5 million, respectively. Variable rate debt’s fair value is estimated to be equal to the carrying values of $19.0 million and $14.0 million as of December 31, 2018 and December 31, 2017, respectively.

Note 11 – Equity Incentive Plan

In 2014, the Company’s stockholders approved the 2014 Omnibus Incentive Plan (the “2014 Plan”), which replaced the 2005 Equity Incentive Plan. The 2014 Plan authorizes the issuance of a maximum of 700,000 shares of common stock.

No options were granted during 2018, 2017 or 2016.

Restricted common stock has been granted to certain employees under the 2014 Plan. As of December 31, 2018, there was $6.8 million of unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.3 years. The Company used 0% for the forfeiture rate for determining the fair value of restricted stock.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The Company granted 57,247; 88,466; and 93,363 shares of restricted stock in 2018, 2017 and 2016, respectively to employees and Directors. The restricted shares vest over a five-year period based on continued service to the Company.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2018

Restricted share activity is summarized as follows (in thousands, except per share data):

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2015	213	$29.07

Restricted stock granted	93	$37.67
Restricted stock vested	(72)	$27.07
Restricted stock forfeited	(6)	$35.58

Unvested restricted stock at December 31, 2016	228	$33.02

Restricted stock granted	88	$48.59
Restricted stock vested	(78)	$30.95
Restricted stock forfeited	(11)	$39.68

Unvested restricted stock at December 31, 2017	227	$39.47

Restricted stock granted	57	$48.85
Restricted stock vested	(72)	$36.06
Restricted stock forfeited	(1)	$48.28

Unvested restricted stock at December 31, 2018	211	$43.15

The intrinsic value of restricted shares redeemed was $1.1 million, $1.1 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Performance Shares

Equity compensation awarded February 23, 2018 for certain executive officers consisted of both performance shares and restricted stock. Performance shares are subject to a three-year performance period, at the conclusion of which, shares awarded are to be determined by the Company’s total shareholder return compared to the MSCI US REIT Index and a defined peer group. Vesting of the performance shares following their issuance will occur ratably over a three-year period, with the initial vesting occurring immediately following the conclusion of the performance period such that all shares vest within five years of the original award date of February 23, 2018.  The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model using the following assumptions: (i) expected term of 2.9 years (equal to the remaining performance measurement period at the grant date), (ii) volatility of 19.1% (based on historical volatility), (iii) dividend yield of 4.36% (based on most recently paid dividend at grant date), and (iv) risk-free rate of 2.37% (interpolated based on 2-and 3- year rates). Compensation expense is amortized on a straight-line basis over a five-year period which approximates the accelerated attribution method. Compensation expense related to performance shares is determined at the grant date and is not adjusted throughout the measurement or vesting periods.

As of December 31, 2018, there was $1.4 million of total unrecognized compensation costs related to the outstanding performance shares, which is expected to be recognized over a weighted average period of 4.2 years.  The Company used 0% for the forfeiture rate for determining the fair value of performance shares.

Note 12 – Profit-Sharing Plan

The Company has a discretionary profit-sharing plan whereby it contributes to the plan such amounts as the Board of Directors of the Company determines. The participants in the plan cannot make any contributions to the plan. Contributions to the plan are allocated to the employees based on their percentage of compensation to the total compensation of all employees for the plan year. Participants in the plan become fully vested after six years of service. No contributions were made to the plan in 2018, 2017, or 2016.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2018

Note 13 – Quarterly Financial Data (Unaudited)

The following summary represents the unaudited results of operations of the Company, expressed in thousands except per share amounts, for the periods from January 1, 2017 through December 31, 2018:

	2018
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Revenue	$34,569	$35,711	$37,306	$40,609
Net income	16,636	13,068	15,756	13,338
Net income attributable to Agree Realty Corporation	16,451	12,923	15,586	13,212
Net earnings per share (1)
Basic	$0.53	$0.42	$0.49	$0.38
Diluted	0.53	0.41	0.48	0.37

	2017
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Revenue	$26,560	$28,080	$30,387	$31,528
Net income	14,768	15,067	12,283	16,672
Net income attributable to Agree Realty Corporation	14,575	14,876	12,165	16,496
Net earnings per share (1)
Basic	$0.56	$0.56	$0.42	$0.55
Diluted	0.56	0.56	0.42	0.55

(1)	Calculated independently for each period and consequently, the sum of the quarters may differ from the annual amount

Note 14 – Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations

Note 15 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to December 31, 2018 through the date on which these financial statements were available to be issued to determine whether any of these events required disclosure in the financial statements.

There were no reportable subsequent events or transactions.

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2018

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Real Estate Held for Investment
Borman Center, MI	—	550,000	562,404	1,087,596	550,000	1,650,000	2,200,000	1,650,000	1977	40
Capital Plaza, KY	—	7,379	2,240,607	(455,034)	7,379	1,785,573	1,792,952	1,068,905	1978	40
Grayling Plaza, MI	—	200,000	1,778,657	(37,082)	200,000	1,741,575	1,941,575	1,490,177	1984	40
Omaha Store, NE	—	150,000	—	—	150,000	—	150,000	—	1995	—
Wichita Store, KS	—	1,039,195	1,690,644	(48,910)	1,139,677	1,541,252	2,680,929	908,570	1995	40
Monroeville, PA	—	6,332,158	2,249,724	(2,541,849)	3,153,890	2,886,143	6,040,033	1,215,639	1996	40
Boynton Beach, FL	—	1,534,942	2,043,122	3,743,613	1,534,942	5,786,735	7,321,677	1,771,262	1996	40
Chesterfield Township, MI	—	1,350,590	1,757,830	(46,164)	1,350,590	1,711,666	3,062,256	877,811	1998	40
Grand Blanc, MI	—	1,104,285	1,998,919	43,929	1,104,285	2,042,848	3,147,133	1,019,526	1998	40
Pontiac, MI	—	1,144,190	1,808,955	(113,506)	1,144,190	1,695,449	2,839,639	860,030	1998	40
Mt Pleasant Shopping Ctr, MI	—	907,600	8,081,968	(1,495,521)	907,600	6,586,447	7,494,047	4,143,160	1998	40
Rochester, MI	385,100	2,438,740	2,188,050	1,950	2,438,740	2,190,000	4,628,740	1,067,603	1999	40
Ypsilanti, MI	347,820	2,050,000	2,222,097	32,641	2,050,000	2,254,738	4,304,738	1,070,139	1999	40
Petoskey, MI	241,936	—	2,332,473	1,179	—	2,333,652	2,333,652	1,088,948	2000	40
Flint, MI	364,922	2,026,625	1,879,700	(1,200)	2,026,625	1,878,500	3,905,125	845,333	2000	40
Flint, MI	313,998	1,477,680	2,241,293	—	1,477,680	2,241,293	3,718,973	1,001,573	2001	40
New Baltimore, MI	267,879	1,250,000	2,285,781	(16,503)	1,250,000	2,269,278	3,519,278	985,893	2001	40
Flint, MI	2,175,945	1,729,851	1,798,091	660	1,729,851	1,798,751	3,528,602	751,315	2002	40
Indianapolis, IN	—	180,000	1,117,617	119,931	180,000	1,237,548	1,417,548	493,063	2002	40
Big Rapids, MI	—	1,201,675	2,014,107	(2,000)	1,201,675	2,012,107	3,213,782	792,310	2003	40
Flint, MI	—	—	471,272	(201,809)	—	269,463	269,463	166,120	2003	40
Canton Twp, MI	—	1,550,000	2,132,096	23,021	1,550,000	2,155,117	3,705,117	812,606	2003	40
Flint, MI	2,521,880	1,537,400	1,961,674	—	1,537,400	1,961,674	3,499,074	727,535	2004	40
Webster, NY	—	1,600,000	2,438,781	—	1,600,000	2,438,781	4,038,781	901,842	2004	40
Albion, NY	—	1,900,000	3,037,864	—	1,900,000	3,037,864	4,937,864	1,072,751	2004	40
Flint, MI	1,928,016	1,029,000	2,165,463	(6,666)	1,029,000	2,158,797	3,187,797	762,281	2004	40
Lansing, MI	—	785,000	348,501	3,045	785,000	351,546	1,136,546	127,398	2004	40
Boynton Beach, FL	—	1,569,000	2,363,524	3,937,044	1,569,000	6,300,568	7,869,568	1,158,794	2004	40
Midland, MI	—	2,350,000	2,313,413	(79,235)	2,268,695	2,315,483	4,584,178	778,990	2005	40
Roseville, MI	—	1,771,000	2,327,052	395	1,771,000	2,327,447	4,098,447	763,590	2005	40
Mt Pleasant, MI	—	1,075,000	1,432,390	4,787	1,075,000	1,437,177	2,512,177	470,061	2005	40
N Cape May, NJ	—	1,075,000	1,430,092	495	1,075,000	1,430,587	2,505,587	467,917	2005	40
Summit Twp, MI	—	998,460	1,336,357	12,686	998,460	1,349,043	2,347,503	413,376	2006	40
Livonia, MI	—	1,200,000	3,441,694	817,589	1,200,000	4,259,283	5,459,283	1,203,994	2007	40
Barnesville, GA	—	932,500	2,091,514	5,490	932,500	2,097,004	3,029,504	587,567	2007	40
East Lansing, MI	—	240,000	54,531	(52,752)	240,000	1,779	241,779	12,433	2007	40
Macomb Township, MI	—	424,222	—	—	424,222	—	424,222	—	2008	—

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2018

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Brighton, MI	—	1,365,000	2,802,036	5,615	1,365,000	2,807,651	4,172,651	690,136	2009	40
Southfield, MI	1,483,000	1,200,000	125,616	2,063	1,200,000	127,679	1,327,679	29,385	2009	40
Atchison, KS	—	943,750	3,021,672	—	823,170	3,142,252	3,965,422	666,220	2010	40
Johnstown, OH	—	485,000	2,799,502	—	485,000	2,799,502	3,284,502	594,895	2010	40
Lake in the Hills, IL	—	2,135,000	3,328,560	—	1,690,000	3,773,560	5,463,560	796,321	2010	40
Concord, NC	—	7,676,305	—	—	7,676,305	—	7,676,305	—	2010	—
Antioch, IL	—	1,087,884	—	—	1,087,884	—	1,087,884	—	2010	—
St Augustine Shores, FL	—	1,700,000	1,973,929	(4,754)	1,700,000	1,969,175	3,669,175	399,848	2010	40
Mansfield, CT	—	700,000	1,902,191	508	700,000	1,902,699	2,602,699	386,484	2010	40
Spring Grove, IL	2,313,000	1,191,199	—	968	1,192,167	—	1,192,167	—	2010	—
Tallahassee, FL	1,628,000	—	1,482,462	—	—	1,482,462	1,482,462	298,034	2010	40
Wilmington, NC	2,186,000	1,500,000	1,348,591	—	1,500,000	1,348,591	2,848,591	264,100	2011	40
Marietta, GA	900,000	575,000	696,297	6,359	575,000	702,656	1,277,656	131,671	2011	40
Baltimore, MD	2,534,000	2,610,430	—	(3,447)	2,606,983	—	2,606,983	—	2011	—
Dallas, TX	1,844,000	701,320	778,905	1,042,730	701,320	1,821,635	2,522,955	326,898	2011	40
Chandler, AZ	—	332,868	793,898	360	332,868	794,258	1,127,126	143,997	2011	40
New Lenox, IL	—	1,422,488	—	—	1,422,488	—	1,422,488	—	2011	40
Roseville, CA	4,752,000	2,800,000	3,695,455	(96,364)	2,695,636	3,703,455	6,399,091	678,903	2011	40
Fort Walton Beach, FL	1,768,000	542,200	1,958,790	88,778	542,200	2,047,568	2,589,768	355,279	2011	40
Leawood, KS	2,872,167	989,622	3,003,541	16,197	989,622	3,019,738	4,009,360	528,452	2011	40
Salt Lake City, UT	—	—	6,810,104	(44,416)	—	6,765,688	6,765,688	1,219,467	2011	40
Burton, MI	—	80,000	—	—	80,000	—	80,000	—	2011	—
Macomb Township, MI	1,793,000	1,605,134	—	—	1,605,134	—	1,605,134	—	2012	—
Madison, AL	1,552,000	675,000	1,317,927	—	675,000	1,317,927	1,992,927	230,637	2012	40
Walker, MI	887,000	219,200	1,024,738	—	219,200	1,024,738	1,243,938	172,924	2012	40
Portland, OR	—	7,969,403	—	161	7,969,564	—	7,969,564	—	2012	—
Cochran, GA	—	365,714	2,053,726	—	365,714	2,053,726	2,419,440	333,732	2012	40
Baton Rouge, LA	—	—	1,188,322	—	—	1,188,322	1,188,322	195,578	2012	40
Southfield, MI	—	1,178,215	—	—	1,178,215	—	1,178,215	—	2012	—
Clifton Heights, PA	—	2,543,941	3,038,561	(3,105)	2,543,941	3,035,456	5,579,397	490,102	2012	40
Newark, DE	—	2,117,547	4,777,516	(4,881)	2,117,547	4,772,635	6,890,182	770,645	2012	40
Vineland, NJ	—	4,102,710	1,501,854	7,986	4,102,710	1,509,840	5,612,550	243,780	2012	40
Fort Mill, SC	—	750,000	1,187,380	—	750,000	1,187,380	1,937,380	190,475	2012	40
Spartanburg, SC	—	250,000	765,714	4,387	250,000	770,101	1,020,101	122,696	2012	40
Springfield, IL	—	302,520	653,654	10,255	302,520	663,909	966,429	105,247	2012	40
Jacksonville, NC	—	676,930	1,482,748	—	676,930	1,482,748	2,159,678	234,768	2012	40
Morrow, GA	—	525,000	1,383,489	(99,849)	525,000	1,283,640	1,808,640	201,194	2012	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2018

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Charlotte, NC	—	1,822,900	3,531,275	(570,844)	1,822,900	2,960,431	4,783,331	458,551	2012	40
Lyons, GA	—	121,627	2,155,635	(103,392)	121,627	2,052,243	2,173,870	313,088	2012	40
Fuquay-Varina, NC	—	2,042,225	1,763,768	(255,778)	2,042,225	1,507,990	3,550,215	229,873	2012	40
Minneapolis, MN	—	1,088,015	345,958	(54,430)	826,635	552,908	1,379,543	83,659	2012	40
Lake Zurich, IL	—	780,974	7,909,277	28,174	780,974	7,937,451	8,718,425	1,198,856	2012	40
Lebanon, VA	—	300,000	612,582	20,380	300,000	632,962	932,962	100,853	2012	40
Harlingen, TX	—	430,000	1,614,378	12,854	430,000	1,627,232	2,057,232	244,083	2012	40
Pensacola, FL	—	650,000	1,165,415	12,854	650,000	1,178,269	1,828,269	176,739	2012	40
Pensacola, FL	—	400,000	1,507,583	12,854	400,000	1,520,437	1,920,437	228,067	2012	40
Venice, FL	—	1,300,196	—	4,892	1,305,088	—	1,305,088	—	2012	—
St. Joseph, MO	—	377,620	7,639,521	—	377,620	7,639,521	8,017,141	1,130,012	2013	40
Statham, GA	—	191,919	3,851,073	—	191,919	3,851,073	4,042,992	569,636	2013	40
North Las Vegas, NV	—	214,552	717,435	—	214,552	717,435	931,987	105,373	2013	40
Memphis, TN	—	322,520	748,890	—	322,520	748,890	1,071,410	109,216	2013	40
Rancho Cordova, CA	—	1,339,612	—	—	1,339,612	—	1,339,612	—	2013	—
Kissimmee, FL	—	1,453,500	971,683	—	1,453,500	971,683	2,425,183	139,680	2013	40
Pinellas Park, FL	—	2,625,000	874,542	4,163	2,625,000	878,705	3,503,705	122,579	2013	40
Manchester, CT	—	397,800	325,705	—	397,800	325,705	723,505	46,143	2013	40
Rapid City, SD	—	1,017,800	2,348,032	—	1,017,800	2,348,032	3,365,832	330,191	2013	40
Chicago, IL	—	272,222	649,063	2,451	272,222	651,514	923,736	90,845	2013	40
Brooklyn, OH	—	3,643,700	15,079,714	14,207	3,643,700	15,093,921	18,737,621	2,074,053	2013	40
Madisonville, TX	—	96,680	1,087,642	11,850	96,680	1,099,492	1,196,172	150,230	2013	40
Forest, MS	—	—	1,298,176	21,925	—	1,320,101	1,320,101	178,719	2013	40
Sun Valley, NV	—	308,495	1,373,336	(51,008)	253,495	1,377,328	1,630,823	183,574	2013	40
Rochester, NY	—	2,500,000	7,398,639	2,017	2,500,000	7,400,656	9,900,656	978,930	2013	40
Allentown, PA	—	2,525,051	7,896,613	—	2,525,051	7,896,613	10,421,664	1,044,656	2013	40
Casselberry, FL	—	1,804,000	793,101	—	1,804,000	793,101	2,597,101	107,399	2013	40
Berwyn, IL	—	186,791	933,959	3,925	186,791	937,884	1,124,675	119,344	2013	40
Grand Forks, ND	—	1,502,609	2,301,337	1,801,028	1,502,609	4,102,365	5,604,974	522,385	2013	40
Ann Arbor, MI	—	3,000,000	4,595,757	277,040	3,000,000	4,872,797	7,872,797	618,627	2013	40
Joplin, MO	—	1,208,225	1,160,843	—	1,208,225	1,160,843	2,369,068	149,941	2013	40
Red Bay, AL	—	38,981	2,528,437	3,856	38,981	2,532,293	2,571,274	263,766	2014	40
Birmingham, AL	—	230,106	231,313	(297)	230,106	231,016	461,122	23,584	2014	40
Birmingham, AL	—	245,234	251,339	(324)	245,234	251,015	496,249	25,626	2014	40
Birmingham, AL	—	98,271	179,824	—	98,271	179,824	278,095	18,358	2014	40
Birmingham, AL	—	235,641	127,477	(313)	235,641	127,164	362,805	12,983	2014	40
Montgomery, AL	—	325,389	217,850	—	325,389	217,850	543,239	22,239	2014	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2018

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Littleton, CO	4,959,561	819,000	8,756,266	399	819,000	8,756,665	9,575,665	930,391	2014	40
St Petersburg, FL	—	1,225,000	1,025,247	6,592	1,225,000	1,031,839	2,256,839	122,253	2014	40
St Augustine, FL	—	200,000	1,523,230	—	200,000	1,523,230	1,723,230	161,843	2014	40
East Palatka, FL	—	730,000	575,236	6,911	730,000	582,147	1,312,147	61,812	2014	40
Pensacola, FL	—	136,365	398,773	—	136,365	398,773	535,138	40,708	2014	40
Jacksonville, FL	—	299,312	348,862	12,497	299,312	361,359	660,671	36,107	2014	40
Fort Oglethorpe, GA	—	1,842,240	2,844,126	20,762	1,842,240	2,864,888	4,707,128	350,693	2014	40
New Lenox, IL	—	2,010,000	6,206,252	107,873	2,010,000	6,314,125	8,324,125	660,363	2014	40
Rockford, IL	—	303,395	2,436,873	(15,000)	303,395	2,421,873	2,725,268	258,824	2014	40
Indianapolis, IN	—	575,000	1,871,110	—	575,000	1,871,110	2,446,110	222,194	2014	40
Terre Haute, IN	—	103,147	2,477,263	32,376	103,147	2,509,639	2,612,786	249,544	2014	40
Junction City, KS	—	78,271	2,504,294	(47,565)	78,271	2,456,729	2,535,000	251,148	2014	40
Baton Rouge, LA	—	226,919	347,691	—	226,919	347,691	574,610	35,493	2014	40
Lincoln Park, MI	—	543,303	1,408,544	42,868	543,303	1,451,412	1,994,715	168,499	2014	40
Novi, MI	—	1,803,857	1,488,505	22,490	1,803,857	1,510,995	3,314,852	151,065	2014	40
Bloomfield Hills, MI	—	1,340,000	2,003,406	364,266	1,341,900	2,365,772	3,707,672	256,955	2014	40
Jackson, MS	—	256,789	172,184	—	256,789	172,184	428,973	17,577	2014	40
Belton, MO	—	714,775	7,173,999	—	714,775	7,173,999	7,888,774	717,399	2014	40
Irvington, NJ	—	315,000	1,313,025	—	315,000	1,313,025	1,628,025	155,920	2014	40
Fargo, ND	—	629,484	707,799	505,065	629,484	1,212,864	1,842,348	126,274	2014	40
Jamestown, ND	—	234,545	1,158,486	8,499	234,545	1,166,985	1,401,530	121,512	2014	40
Toledo, OH	—	500,000	1,372,363	(12)	500,000	1,372,351	1,872,351	162,966	2014	40
Toledo, OH	—	155,250	762,500	72	155,250	762,572	917,822	84,196	2014	40
Toledo, OH	—	213,750	754,675	—	213,750	754,675	968,425	83,329	2014	40
Toledo, OH	—	168,750	785,000	16,477	168,750	801,477	970,227	88,325	2014	40
Port Clinton, OH	—	75,000	721,100	—	75,000	721,100	796,100	79,622	2014	40
Mansfield, OH	—	306,000	725,600	—	306,000	725,600	1,031,600	80,118	2014	40
Orville, OH	—	344,250	716,600	—	344,250	716,600	1,060,850	79,124	2014	40
Akron, OH	—	427,750	715,700	—	427,750	715,700	1,143,450	79,026	2014	40
Akron, OH	—	696,000	845,000	—	696,000	845,000	1,541,000	93,302	2014	40
Hubbard, OH	—	204,000	726,500	—	204,000	726,500	930,500	80,218	2014	40
Calcutta, OH	—	208,050	758,750	1,462	208,050	760,212	968,262	83,860	2014	40
Columbus, OH	—	—	1,136,250	1,584,190	1,581,395	1,139,045	2,720,440	123,164	2014	40
Tulsa, OK	—	459,148	640,550	(13,336)	459,148	627,214	1,086,362	75,787	2014	40
Ligonier, PA	—	330,000	5,021,849	(9,500)	330,000	5,012,349	5,342,349	553,992	2014	40
Clarion, PA	—	121,200	771,500	—	121,200	771,500	892,700	85,187	2014	40
Mercer, PA	—	121,200	770,000	—	121,200	770,000	891,200	85,022	2014	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2018

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Limerick, PA	—	369,000	—	—	369,000	—	369,000	—	2014	—
Harrisburg, PA	—	124,757	1,446,773	11,175	124,757	1,457,948	1,582,705	145,713	2014	40
Anderson, SC	—	781,200	4,441,535	259,712	781,200	4,701,247	5,482,447	547,382	2014	40
Easley, SC	—	332,275	268,612	—	332,275	268,612	600,887	27,421	2014	40
Spartanburg, SC	—	141,307	446,706	—	141,307	446,706	588,013	45,602	2014	40
Spartanburg, SC	—	94,770	261,640	—	94,770	261,640	356,410	26,709	2014	40
Columbia, SC	—	303,932	1,221,964	(13,830)	303,932	1,208,134	1,512,066	123,928	2014	40
Alcoa, TN	—	329,074	270,719	—	329,074	270,719	599,793	27,636	2014	40
Knoxville, TN	—	214,077	286,037	—	214,077	286,037	500,114	29,200	2014	40
Red Bank, TN	—	229,100	302,146	—	229,100	302,146	531,246	30,843	2014	40
New Tazewell, TN	—	91,006	328,561	5,074	91,006	333,635	424,641	33,356	2014	40
Maryville, TN	—	94,682	1,529,621	27,243	94,682	1,556,864	1,651,546	155,321	2014	40
Morristown, TN	—	46,404	801,506	4,990	46,404	806,496	852,900	80,641	2014	40
Clinton, TN	—	69,625	1,177,927	11,564	69,625	1,189,491	1,259,116	118,938	2014	40
Knoxville, TN	—	160,057	2,265,025	12,927	160,057	2,277,952	2,438,009	227,772	2014	40
Sweetwater, TN	—	79,100	1,009,290	6,740	79,100	1,016,030	1,095,130	101,591	2014	40
McKinney, TX	—	2,671,020	6,785,815	100,331	2,671,020	6,886,146	9,557,166	765,079	2014	40
Forest, VA	—	282,600	956,027	—	282,600	956,027	1,238,627	107,552	2014	40
Colonial Heights, VA	—	547,692	1,059,557	(5,963)	547,692	1,053,594	1,601,286	107,557	2014	40
Chester, VA	—	300,583	794,417	(3,777)	300,583	790,640	1,091,223	80,713	2014	40
Ashland, VA	—	426,396	965,925	(5,050)	426,396	960,875	1,387,271	98,092	2014	40
Mecanicsville, VA	—	219,496	906,590	(4,225)	219,496	902,365	1,121,861	92,119	2014	40
Glen Allen, VA	—	590,101	1,129,495	(6,867)	590,101	1,122,628	1,712,729	114,605	2014	40
Burlington, WA	—	610,000	3,647,279	(4,602)	610,000	3,642,677	4,252,677	373,245	2014	40
Wausau, WI	—	909,092	1,405,899	44,222	909,092	1,450,121	2,359,213	158,654	2014	40
Foley, AL	—	305,332	506,203	—	305,332	506,203	811,535	51,548	2015	40
Sulligent, AL	—	58,803	1,085,906	—	58,803	1,085,906	1,144,709	104,000	2015	40
Eutaw, AL	—	103,746	1,212,006	2,935	103,746	1,214,941	1,318,687	116,355	2015	40
Tallassee, AL	—	154,437	850,448	11,125	154,437	861,573	1,016,010	78,761	2015	40
Orange Park, AL	—	649,652	1,775,000	—	649,652	1,775,000	2,424,652	147,917	2015	40
Aurora, CO	—	976,865	1,999,651	1,743	976,865	2,001,394	2,978,259	154,271	2015	40
Pace, FL	—	37,860	524,400	—	37,860	524,400	562,260	51,247	2015	40
Pensacola, FL	—	309,607	775,084	(25)	309,607	775,059	1,084,666	75,702	2015	40
Jacksonville Beach, FL	—	623,031	370,612	—	623,031	370,612	993,643	34,702	2015	40
Freeport, FL	—	312,615	1,277,386	—	312,615	1,277,386	1,590,001	111,771	2015	40
Glenwood, GA	—	29,489	1,027,370	—	29,489	1,027,370	1,056,859	96,271	2015	40
Albany, GA	—	47,955	641,123	—	47,955	641,123	689,078	60,025	2015	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2018

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Belvidere, IL	—	184,136	644,492	—	184,136	644,492	828,628	60,308	2015	40
Peru, IL	—	380,254	2,125,498	—	380,254	2,125,498	2,505,752	172,697	2015	40
Davenport, IA	—	776,366	6,623,542	—	776,366	6,623,542	7,399,908	579,560	2015	40
Buffalo Center, IA	—	159,353	700,460	—	159,353	700,460	859,813	59,831	2015	40
Sheffield, IA	—	131,794	729,543	—	131,794	729,543	861,337	62,315	2015	40
Topeka, KS	—	1,853,601	12,427,839	(185,285)	1,853,601	12,242,554	14,096,155	1,189,302	2015	40
Lenexa, KS	—	303,175	2,186,864	—	303,175	2,186,864	2,490,039	164,015	2015	40
Tompkinsville , KY	—	70,252	1,132,033	—	70,252	1,132,033	1,202,285	108,417	2015	40
Hazard, KY	—	8,392,841	13,731,648	(16,857)	8,375,591	13,732,041	22,107,632	1,029,899	2015	40
Portland, MA	—	—	3,831,860	3,172	—	3,835,032	3,835,032	335,526	2015	40
Flint, MI	—	120,078	2,561,015	20,490	120,078	2,581,505	2,701,583	193,613	2015	40
Hutchinson, MN	—	67,914	720,799	—	67,914	720,799	788,713	61,568	2015	40
Lowry City, MO	—	103,202	614,065	—	103,202	614,065	717,267	53,731	2015	40
Branson, MO	—	564,066	940,585	175	564,066	940,760	1,504,826	74,476	2015	40
Branson, MO	—	721,135	717,081	940	721,135	718,021	1,439,156	56,835	2015	40
Enfield, NH	—	93,628	1,295,320	48,989	93,628	1,344,309	1,437,937	128,063	2015	40
Marietta, OH	—	319,157	1,225,026	—	319,157	1,225,026	1,544,183	114,788	2015	40
Lorain, OH	—	293,831	1,044,956	—	293,831	1,044,956	1,338,787	95,788	2015	40
Franklin, OH	—	264,153	1,191,777	—	264,153	1,191,777	1,455,930	106,764	2015	40
Elyria, OH	—	82,023	910,404	—	82,023	910,404	992,427	79,660	2015	40
Elyria, OH	—	126,641	695,072	—	126,641	695,072	821,713	60,819	2015	40
Bedford Heights, OH	—	226,920	959,528	—	226,920	959,528	1,186,448	81,960	2015	40
Newburgh Heights, OH	—	224,040	959,099	—	224,040	959,099	1,183,139	81,923	2015	40
Warrensville Heights, OH	—	186,209	920,496	4,900	186,209	925,396	1,111,605	79,647	2015	40
Heath, OH	—	325,381	757,994	135	325,381	758,129	1,083,510	60,018	2015	40
Lima, OH	—	335,386	592,154	—	335,386	592,154	927,540	44,412	2015	40
Elk City, OK	—	45,212	1,242,220	—	45,212	1,242,220	1,287,432	111,282	2015	40
Salem, OR	—	1,450,000	2,951,167	1,346,640	1,450,000	4,297,807	5,747,807	322,334	2015	40
Westfield, PA	—	47,346	1,117,723	—	47,346	1,117,723	1,165,069	109,343	2015	40
Altoona, PA	—	555,903	9,489,791	1,017	555,903	9,490,808	10,046,711	771,113	2015	40
Grindstone, PA	—	288,246	500,379	—	288,246	500,379	788,625	37,528	2015	40
Blythewood, SC	—	475,393	878,586	—	475,393	878,586	1,353,979	83,210	2015	40
Columbia, SC	—	249,900	809,935	—	249,900	809,935	1,059,835	75,832	2015	40
Liberty, SC	—	27,929	1,222,856	90	27,929	1,222,946	1,250,875	114,563	2015	40
Blacksburg, SC	—	27,547	1,468,101	—	27,547	1,468,101	1,495,648	134,576	2015	40
Easley, SC	—	51,325	1,187,506	—	51,325	1,187,506	1,238,831	106,381	2015	40
Fountain Inn, SC	—	107,633	1,076,633	—	107,633	1,076,633	1,184,266	96,448	2015	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2018

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Walterboro, SC	—	21,414	1,156,820	—	21,414	1,156,820	1,178,234	103,631	2015	40
Jackson, TN	—	277,000	495,103	—	277,000	495,103	772,103	37,133	2015	40
Arlington, TX	—	494,755	710,416	—	494,755	710,416	1,205,171	69,269	2015	40
Sweetwater, TX	—	626,578	652,127	—	626,578	652,127	1,278,705	63,854	2015	40
Fort Worth, TX	—	2,999,944	6,198,198	—	2,999,944	6,198,198	9,198,142	568,168	2015	40
Brenham, TX	—	355,486	17,280,895	581	355,486	17,281,476	17,636,962	1,584,096	2015	40
Corpus Christi, TX	—	316,916	2,140,056	—	316,916	2,140,056	2,456,972	178,338	2015	40
Harlingen, TX	—	126,102	869,779	—	126,102	869,779	995,881	72,482	2015	40
Midland, TX	—	194,174	5,005,720	2,000	194,174	5,007,720	5,201,894	406,852	2015	40
Rockwall, TX	—	578,225	1,768,930	210	578,225	1,769,140	2,347,365	132,681	2015	40
Bluefield, VA	—	88,431	1,161,840	—	88,431	1,161,840	1,250,271	108,878	2015	40
Princeton, WV	—	111,653	1,029,090	—	111,653	1,029,090	1,140,743	96,415	2015	40
Beckley, WV	—	162,024	991,653	—	162,024	991,653	1,153,677	92,917	2015	40
Martinsburg, WV	—	620,892	943,163	—	620,892	943,163	1,564,055	70,737	2015	40
Grand Chute, WI	—	2,766,417	7,084,942	4,700	2,766,417	7,089,642	9,856,059	664,198	2015	40
New Richmond, WI	—	71,969	648,850	—	71,969	648,850	720,819	56,774	2015	40
Ashland, WI	—	142,287	684,545	(153,000)	142,287	531,545	673,832	56,559	2015	40
Baraboo, WI	—	142,563	653,176	—	142,563	653,176	795,739	55,792	2015	40
Decatur, AL	—	337,738	510,706	—	337,738	510,706	848,444	27,663	2016	40
Greenville, AL	—	203,722	905,780	9,911	203,722	915,691	1,119,413	45,741	2016	40
Bullhead City, AZ	—	177,500	1,364,406	—	177,500	1,364,406	1,541,906	93,789	2016	40
Page, AZ	—	256,982	1,299,283	—	256,982	1,299,283	1,556,265	89,326	2016	40
Safford, AZ	—	349,269	1,196,307	—	349,269	1,196,307	1,545,576	72,150	2016	40
Tuscon, AZ	—	3,208,580	4,410,679	—	3,208,580	4,410,679	7,619,259	275,667	2016	40
Bentonville, AR	—	610,926	897,562	170	610,926	897,732	1,508,658	61,747	2016	40
Sunnyvale, CA	—	7,351,903	4,638,432	194	7,351,903	4,638,626	11,990,529	299,412	2016	40
Whittier, CA	—	4,237,918	7,343,869	—	4,237,918	7,343,869	11,581,787	474,292	2016	40
Aurora, CO	—	847,349	834,301	—	847,349	834,301	1,681,650	41,715	2016	40
Aurora, CO	—	1,132,676	5,716,367	44,693	1,132,676	5,761,060	6,893,736	287,480	2016	40
Evergreen, CO	—	1,998,860	3,827,245	—	1,998,860	3,827,245	5,826,105	247,176	2016	40
Lakeland, FL	—	61,000	1,227,037	—	61,000	1,227,037	1,288,037	66,465	2016	40
Mt Dora, FL	—	1,678,671	3,691,615	—	1,678,671	3,691,615	5,370,286	238,417	2016	40
North Miami Beach, FL	—	1,622,742	512,717	11,240	1,622,742	523,957	2,146,699	26,115	2016	40
Orlando, FL	—	903,411	1,627,159	(24,843)	903,411	1,602,316	2,505,727	93,379	2016	40
Port Orange, FL	—	1,493,863	3,114,697	—	1,493,863	3,114,697	4,608,560	201,158	2016	40
Royal Palm Beach, FL	—	2,052,463	956,768	11,151	2,052,463	967,919	3,020,382	57,805	2016	40
Sarasota, FL	—	1,769,175	3,587,992	—	1,769,175	3,587,992	5,357,167	231,724	2016	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2018

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Venice, FL	—	281,936	1,291,748	—	281,936	1,291,748	1,573,684	75,263	2016	40
Vero Beach, FL	—	4,469,033	—	—	4,469,033	—	4,469,033	—	2016	—
Dalton, GA	—	211,362	220,927	—	211,362	220,927	432,289	13,787	2016	40
Crystal Lake, IL	—	2,446,521	7,012,819	120	2,446,521	7,012,939	9,459,460	365,256	2016	40
Glenwood, IL	—	815,483	970,108	—	815,483	970,108	1,785,591	52,548	2016	40
Morris, IL	—	1,206,749	2,062,495	—	1,206,749	2,062,495	3,269,244	133,203	2016	40
Wheaton, IL	—	447,291	751,458	—	447,291	751,458	1,198,749	50,097	2016	40
Bicknell, IN	—	215,037	2,381,471	—	215,037	2,381,471	2,596,508	138,819	2016	40
Fort Wayne, IN	—	711,430	1,258,357	—	711,430	1,258,357	1,969,787	91,755	2016	40
Indianapolis, IN	—	734,434	970,175	(2,700)	734,434	967,475	1,701,909	66,678	2016	40
Des Moines, IA	—	322,797	1,374,153	—	322,797	1,374,153	1,696,950	88,747	2016	40
Frankfort, KY	—	—	514,277	—	—	514,277	514,277	30,569	2016	40
DeRidder, LA	—	814,891	2,156,542	480	814,891	2,157,022	2,971,913	134,830	2016	40
Lake Charles, LA	—	1,308,418	4,235,719	5,761	1,308,418	4,241,480	5,549,898	220,790	2016	40
Shreveport, LA	—	891,872	2,058,257	—	891,872	2,058,257	2,950,129	128,651	2016	40
Marshall, MI	—	339,813	—	—	339,813	—	339,813	—	2016	—
Mt Pleasant, MI	—	—	511,282	(254)	—	511,028	511,028	25,552	2016	40
Norton Shores, MI	—	495,605	667,982	7,274	495,605	675,256	1,170,861	35,124	2016	40
Portage, MI	—	262,181	1,102,990	—	262,181	1,102,990	1,365,171	66,639	2016	40
Stephenson, MI	—	223,152	1,044,947	270	223,152	1,045,217	1,268,369	52,258	2016	40
Sterling, MI	—	127,844	905,607	25,464	127,844	931,071	1,058,915	50,231	2016	40
Cambridge, MN	—	536,812	1,334,601	—	536,812	1,334,601	1,871,413	86,193	2016	40
Eagle Bend, MN	—	96,558	1,165,437	—	96,558	1,165,437	1,261,995	65,499	2016	40
Brandon, MS	—	428,464	969,346	—	428,464	969,346	1,397,810	64,623	2016	40
Clinton, MS	—	370,264	1,057,143	—	370,264	1,057,143	1,427,407	70,476	2016	40
Columbus, MS	—	1,103,458	2,128,089	—	1,103,458	2,128,089	3,231,547	150,740	2016	40
Flowood, MS	—	360,267	1,044,807	—	360,267	1,044,807	1,405,074	69,654	2016	40
Holly Springs, MS	—	413,316	952,574	—	413,316	952,574	1,365,890	59,417	2016	40
Jackson, MS	—	242,796	963,188	—	242,796	963,188	1,205,984	64,213	2016	40
Jackson, MS	—	732,944	2,862,813	13,767	732,944	2,876,580	3,609,524	161,416	2016	40
Meridian, MS	—	396,329	1,152,729	—	396,329	1,152,729	1,549,058	76,828	2016	40
Pearl, MS	—	299,839	616,351	7,355	299,839	623,706	923,545	31,132	2016	40
Ridgeland, MS	—	407,041	864,498	—	407,041	864,498	1,271,539	57,633	2016	40
Bowling Green, MO	—	360,201	2,809,170	—	360,201	2,809,170	3,169,371	157,973	2016	40
St Robert, MO	—	394,859	1,305,366	24,333	394,859	1,329,699	1,724,558	65,781	2016	40
Hamilton, MT	—	558,047	1,083,570	442	558,047	1,084,012	1,642,059	56,456	2016	40
Beatty, NV	—	198,928	1,265,084	8,051	198,928	1,273,135	1,472,063	71,500	2016	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2018

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Alamogordo, NM	—	654,965	2,716,166	4,436	654,965	2,720,602	3,375,567	152,823	2016	40
Alamogordo, NM	—	524,763	941,615	7,522	524,763	949,137	1,473,900	49,390	2016	40
Alcalde, NM	—	435,486	836,499	—	435,486	836,499	1,271,985	41,825	2016	40
Cimarron, NM	—	345,693	1,236,437	7,613	345,693	1,244,050	1,589,743	64,750	2016	40
La Luz, NM	—	487,401	835,455	—	487,401	835,455	1,322,856	43,513	2016	40
Fayetteville, NC	—	1,267,529	2,527,462	16,292	1,267,529	2,543,754	3,811,283	132,390	2016	40
Gastonia, NC	—	401,119	979,803	1,631	401,119	981,434	1,382,553	51,116	2016	40
Devils Lake, ND	—	323,508	1,133,773	955	323,508	1,134,728	1,458,236	65,741	2016	40
Cambridge, OH	—	168,717	1,113,232	—	168,717	1,113,232	1,281,949	78,854	2016	40
Columbus, OH	—	1,109,044	1,291,313	—	1,109,044	1,291,313	2,400,357	80,630	2016	40
Grove City, OH	—	334,032	176,274	—	334,032	176,274	510,306	11,000	2016	40
Lorain, OH	—	808,162	1,390,481	10,000	808,162	1,400,481	2,208,643	96,262	2016	40
Reynoldsburg, OH	—	843,336	1,197,966	—	843,336	1,197,966	2,041,302	74,812	2016	40
Springfield, OH	—	982,451	3,957,512	(3,500)	982,451	3,954,012	4,936,463	280,010	2016	40
Ardmore, OK	—	571,993	1,590,151	—	571,993	1,590,151	2,162,144	102,699	2016	40
Dillon, SC	—	85,896	1,697,160	—	85,896	1,697,160	1,783,056	123,751	2016	40
Jasper, TN	—	190,582	966,125	6,888	190,582	973,013	1,163,595	48,624	2016	40
Austin, TX	—	4,986,082	5,179,446	9,988	4,986,082	5,189,434	10,175,516	378,334	2016	40
Carthage, TX	—	597,995	1,965,290	—	597,995	1,965,290	2,563,285	122,837	2016	40
Cedar Park, TX	—	1,386,802	4,656,229	341,226	1,386,802	4,997,455	6,384,257	306,341	2016	40
Granbury, TX	—	944,223	2,362,540	—	944,223	2,362,540	3,306,763	147,667	2016	40
Hemphill, TX	—	250,503	1,955,918	11,886	250,503	1,967,804	2,218,307	110,304	2016	40
Lampasas, TX	—	245,312	1,063,701	—	245,312	1,063,701	1,309,013	66,476	2016	40
Lubbock, TX	—	1,501,556	2,341,031	—	1,501,556	2,341,031	3,842,587	146,324	2016	40
Odessa, TX	—	921,043	2,434,384	5,615	921,043	2,439,999	3,361,042	152,310	2016	40
Port Arthur, TX	—	1,889,732	8,121,417	4,655	1,889,732	8,126,072	10,015,804	473,704	2016	40
Tyler, TX	—	4,446,648	3,178,302	3,007	4,446,648	3,181,309	7,627,957	184,065	2016	40
Farr West, UT	—	679,206	1,040,737	3,062	679,206	1,043,799	1,723,005	63,993	2016	40
Provo, UT	—	1,692,785	5,874,584	43,650	1,692,785	5,918,234	7,611,019	357,759	2016	40
St George, UT	—	313,107	1,009,161	10,080	313,107	1,019,241	1,332,348	70,304	2016	40
Tappahannock, VA	—	1,076,745	14,904	—	1,076,745	14,904	1,091,649	900	2016	40
Kirkland, WA	—	816,072	—	—	816,072	—	816,072	—	2016	—
Manitowoc, WI	—	879,237	4,467,960	—	879,237	4,467,960	5,347,197	260,467	2016	40
Oak Creek, WI	—	487,277	3,082,180	41,775	487,277	3,123,955	3,611,232	221,306	2016	40
Oxford, AL	—	148,407	641,820	—	148,407	641,820	790,227	26,712	2017	40
Oxford, AL	—	255,786	7,273,871	—	255,786	7,273,871	7,529,657	303,078	2017	40
Oxford, AL	—	24,875	600,936	—	24,875	600,936	625,811	25,039	2017	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2018

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Jonesboro, AR	—	3,656,554	3,219,456	—	3,656,554	3,219,456	6,876,010	98,475	2017	40
Lowell, AR	—	949,519	1,435,056	10,229	949,519	1,445,285	2,394,804	36,068	2017	40
Southington, CT	—	1,088,181	1,287,837	13,057	1,088,181	1,300,894	2,389,075	32,441	2017	40
Millsboro, DE	—	3,501,109	—	665	3,501,774	—	3,501,774	—	2017	—
Jacksonville,FL	—	2,298,885	2,894,565	12,286	2,298,885	2,906,851	5,205,736	78,531	2017	40
Orange Park, FL	—	214,858	2,304,095	—	214,858	2,304,095	2,518,953	86,373	2017	40
Port Richey, FL	—	1,140,182	1,649,773	—	1,140,182	1,649,773	2,789,955	61,853	2017	40
Americus, GA	—	1,318,463	—	—	1,318,463	—	1,318,463	—	2017	—
Brunswick, GA	—	1,279,688	2,158,863	205	1,279,688	2,159,068	3,438,756	94,280	2017	40
Brunswick, GA	—	126,335	1,626,530	—	126,335	1,626,530	1,752,865	44,052	2017	40
Buford, GA	—	341,860	1,023,813	—	341,860	1,023,813	1,365,673	38,358	2017	40
Carrollton, GA	—	597,465	886,644	—	597,465	886,644	1,484,109	31,318	2017	40
Decatur, GA	—	558,859	1,429,106	—	558,859	1,429,106	1,987,965	38,705	2017	40
Metter, GA	—	256,743	766,818	—	256,743	766,818	1,023,561	27,114	2017	40
Villa Rica, GA	—	410,936	1,311,444	—	410,936	1,311,444	1,722,380	51,882	2017	40
Chicago, IL	—	2,899,155	9,822,986	—	2,899,155	9,822,986	12,722,141	429,668	2017	40
Chicago, IL	—	2,081,151	5,197,315	—	2,081,151	5,197,315	7,278,466	227,014	2017	40
Galesburg, IL	—	214,280	979,108	—	214,280	979,108	1,193,388	36,694	2017	40
Mundelein, IL	—	1,238,743	—	—	1,238,743	—	1,238,743	—	2017	—
Mundelein, IL	—	1,743,222	—	—	1,743,222	—	1,743,222	—	2017	—
Mundelein, IL	—	1,803,068	—	—	1,803,068	—	1,803,068	—	2017	—
Springfield, IL	—	574,805	1,554,786	1,722	574,805	1,556,508	2,131,313	38,881	2017	40
Woodstock, IL	—	683,419	1,002,207	284	683,419	1,002,491	1,685,910	27,148	2017	40
Frankfort, IN	—	50,458	2,008,275	—	50,458	2,008,275	2,058,733	83,678	2017	40
Kokomo, IN	—	95,196	1,484,778	—	95,196	1,484,778	1,579,974	40,213	2017	40
Nashville, IN	—	484,117	2,458,215	—	484,117	2,458,215	2,942,332	91,945	2017	40
Roeland Park, KS	—	7,829,806	—	(1,247,898)	6,581,908	—	6,581,908	—	2017	—
Georgetown, KY	—	1,996,456	6,315,768	928	1,996,456	6,316,696	8,313,152	243,812	2017	40
Hopkinsville, KY	—	413,269	996,619	—	413,269	996,619	1,409,888	37,344	2017	40
Salyersville, KY	—	289,663	906,455	—	289,663	906,455	1,196,118	35,845	2017	40
Amite, LA	—	601,238	1,695,242	—	601,238	1,695,242	2,296,480	67,052	2017	40
Bossier City, LA	—	797,899	2,925,864	146	797,899	2,926,010	3,723,909	79,243	2017	40
Kenner, LA	—	323,188	859,298	—	323,188	859,298	1,182,486	26,787	2017	40
Mandeville, LA	—	834,891	1,294,812	(795)	834,891	1,294,017	2,128,908	40,388	2017	40
New Orleans, LA	—	—	6,846,313	—	—	6,846,313	6,846,313	256,689	2017	40
Baltimore, MD	—	782,819	745,092	—	782,819	745,092	1,527,911	21,632	2017	40
Canton, MI	—	3,655,296	—	13,912,109	7,345,761	10,221,644	17,567,405	220,173	2017	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2018

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Grand Rapids, MI	—	7,015,035	—	2,635,983	1,750,000	7,901,018	9,651,018	98,763	2017	40
Bloomington, MN	—	1,491,302	—	—	1,491,302	—	1,491,302	—	2017	—
Maplewood, MN	—	2,050,168	3,517,854	(3,600)	2,050,168	3,514,254	5,564,422	102,582	2017	40
Monticello, MN	—	449,025	979,816	9,368	449,025	989,184	1,438,209	46,973	2017	40
Mountain Iron, MN	—	177,918	1,139,849	—	177,918	1,139,849	1,317,767	42,724	2017	40
Gulfport, MS	—	671,824	1,176,505	—	671,824	1,176,505	1,848,329	46,550	2017	40
Jackson, MS	—	802,230	1,434,997	—	802,230	1,434,997	2,237,227	56,777	2017	40
McComb, MS	—	67,026	685,426	—	67,026	685,426	752,452	25,655	2017	40
Kansas City, MO	—	1,390,880	1,588,573	—	1,390,880	1,588,573	2,979,453	69,003	2017	40
Springfield, MO	—	616,344	2,448,360	13,285	616,344	2,461,645	3,077,989	61,458	2017	40
St. Charles, MO	—	736,242	2,122,426	36,650	736,242	2,159,076	2,895,318	93,246	2017	40
St. Peters, MO	—	1,364,670	—	—	1,364,670	—	1,364,670	—	2017	—
Boulder City, NV	—	566,639	993,399	—	566,639	993,399	1,560,038	37,176	2017	40
Egg Harbor, NJ	—	520,510	1,087,374	—	520,510	1,087,374	1,607,884	47,547	2017	40
Secaucus, NJ	21,500,000	19,915,781	17,306,541	55,649	19,915,781	17,362,190	37,277,971	433,688	2017	40
Sewell, NJ	—	1,809,771	6,892,134	—	1,809,771	6,892,134	8,701,905	258,448	2017	40
Santa Fe, NM	—	1,072,340	4,013,237	—	1,072,340	4,013,237	5,085,577	200,655	2017	40
Statesville, NC	—	287,467	867,849	—	287,467	867,849	1,155,316	39,772	2017	40
Jacksonville, NC	—	308,321	875,652	24,019	308,321	899,671	1,207,992	32,946	2017	40
Minot, ND	—	928,796	1,619,726	—	928,796	1,619,726	2,548,522	64,047	2017	40
Grandview Heights, OH	—	1,276,870	8,557,690	650	1,276,870	8,558,340	9,835,210	338,594	2017	40
Hillard, OH	—	1,001,228	—	—	1,001,228	—	1,001,228	—	2017	—
Edmond, OK	—	1,063,243	3,816,155	—	1,063,243	3,816,155	4,879,398	111,305	2017	40
Oklahoma City, OK	—	868,648	1,820,174	7,835	868,648	1,828,009	2,696,657	60,599	2017	40
Erie, PA	—	425,267	1,284,883	—	425,267	1,284,883	1,710,150	42,696	2017	40
Pittsburgh, PA	—	692,454	2,509,358	—	692,454	2,509,358	3,201,812	93,924	2017	40
Gaffney, SC	—	200,845	878,455	—	200,845	878,455	1,079,300	32,914	2017	40
Sumter, SC	—	132,204	1,095,478	—	132,204	1,095,478	1,227,682	43,333	2017	40
Chattanooga, TN	—	2,089,237	3,595,808	195	2,089,237	3,596,003	5,685,240	97,389	2017	40
Etowah, TN	—	74,057	862,436	2,732	74,057	865,168	939,225	37,745	2017	40
Memphis, TN	—	1,661,764	3,874,356	(250)	1,661,764	3,874,106	5,535,870	177,513	2017	40
Alamo, TX	—	104,878	821,355	13,274	104,878	834,629	939,507	20,783	2017	40
Andrews, TX	—	172,373	817,252	(292)	172,373	816,960	989,333	35,747	2017	40
Arlington, TX	—	497,852	1,601,007	1,783	497,852	1,602,790	2,100,642	63,366	2017	40
Canyon Lake, TX	—	382,522	1,026,179	(281)	382,522	1,025,898	1,408,420	25,649	2017	40
Corpus Christi, TX	—	185,375	1,413,298	—	185,375	1,413,298	1,598,673	55,792	2017	40
Fort Stockton, TX	—	185,474	1,186,339	—	185,474	1,186,339	1,371,813	46,926	2017	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2018

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Fort Worth, TX	—	1,016,587	4,622,507	—	1,016,587	4,622,507	5,639,094	144,383	2017	40
Lufkin, TX	—	1,497,171	4,948,906	3,078	1,497,171	4,951,984	6,449,155	216,554	2017	40
Heber, UT	—	367,013	1,204,635	—	367,013	1,204,635	1,571,648	54,326	2017	40
Newport News, VA	—	2,458,053	5,390,475	576,298	2,458,053	5,966,773	8,424,826	218,674	2017	40
Appleton, WI	—	417,249	1,525,582	275	417,249	1,525,857	1,943,106	57,080	2017	40
Onalaska, WI	—	821,084	2,651,772	—	821,084	2,651,772	3,472,856	104,905	2017	40
Athens, AL	—	253,858	1,204,570	—	253,858	1,204,570	1,458,428	—	2018	40
Birmingham, AL	—	1,635,912	2,739,834	—	1,635,912	2,739,834	4,375,746	51,345	2018	40
Boaz, AL	—	379,197	898,689	—	379,197	898,689	1,277,886	16,766	2018	40
Roanoke, AL	—	110,924	938,451	—	110,924	938,451	1,049,375	5,865	2018	40
Selma, AL	—	206,831	1,790,939	—	206,831	1,790,939	1,997,770	—	2018	40
Maricopa, AZ	—	2,166,955	9,505,724	—	2,166,955	9,505,724	11,672,679	19,804	2018	40
Parker, AZ	—	322,510	1,159,624	—	322,510	1,159,624	1,482,134	16,911	2018	40
St. Michaels, AZ	—	127,874	1,043,962	—	127,874	1,043,962	1,171,836	6,525	2018	40
Little Rock, AR	—	390,921	856,987	—	390,921	856,987	1,247,908	—	2018	40
Grand Junction, CO	—	835,792	1,915,976	—	835,792	1,915,976	2,751,768	—	2018	40
Brookfield, CT	—	343,489	835,106	—	343,489	835,106	1,178,595	—	2018	40
Manchester, CT	—	316,847	558,659	—	316,847	558,659	875,506	—	2018	40
Waterbury, CT	—	663,667	607,457	—	663,667	607,457	1,271,124	—	2018	40
Apopka, FL	—	587,585	2,363,721	—	587,585	2,363,721	2,951,306	—	2018	40
Cape Coral, FL	—	554,721	1,009,404	—	554,721	1,009,404	1,564,125	—	2018	40
Crystal River, FL	—	369,723	1,015,324	—	369,723	1,015,324	1,385,047	23,257	2018	40
DeFuniak Springs, FL	—	226,898	835,016	—	226,898	835,016	1,061,914	3,479	2018	40
Eustis, FL	—	649,394	1,580,694	—	649,394	1,580,694	2,230,088	—	2018	40
Hollywood, FL	—	895,783	947,204	—	895,783	947,204	1,842,987	—	2018	40
Homestead, FL	—	650,821	948,265	—	650,821	948,265	1,599,086	—	2018	40
Jacksonville, FL	—	827,799	1,554,516	—	827,799	1,554,516	2,382,315	—	2018	40
Marianna, FL	—	257,760	886,801	—	257,760	886,801	1,144,561	—	2018	40
Melbourne, FL	—	497,607	1,549,974	—	497,607	1,549,974	2,047,581	—	2018	40
Merritt Island,FL	—	598,790	988,114	—	598,790	988,114	1,586,904	6,176	2018	40
St. Petersburg, FL	—	958,547	902,502	—	958,547	902,502	1,861,049	9,345	2018	40
Tampa, FL	—	488,002	1,209,902	—	488,002	1,209,902	1,697,904	12,603	2018	40
Tampa, FL	—	703,273	1,283,951	—	703,273	1,283,951	1,987,224	—	2018	40
Titusville, FL	—	137,421	1,017,394	—	137,421	1,017,394	1,154,815	—	2018	40
Winter Haven, FL	—	832,247	1,433,449	—	832,247	1,433,449	2,265,696	—	2018	40
Albany, GA	—	448,253	1,462,641	—	448,253	1,462,641	1,910,894	—	2018	40
Austell, GA	—	1,162,782	7,462,351	—	1,162,782	7,462,351	8,625,133	124,373	2018	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2018

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Conyers, GA	—	330,549	941,133	—	330,549	941,133	1,271,682	—	2018	40
Covington, GA	—	744,321	1,235,171	—	744,321	1,235,171	1,979,492	2,573	2018	40
Doraville, GA	—	1,991,031	291,663	—	1,991,031	291,663	2,282,694	5,407	2018	40
Douglasville, GA	—	519,420	1,492,529	—	519,420	1,492,529	2,011,949	—	2018	40
Lilburn, GA	—	304,597	1,206,785	—	304,597	1,206,785	1,511,382	—	2018	40
Marietta, GA	—	1,257,433	1,563,755	—	1,257,433	1,563,755	2,821,188	32,513	2018	40
Marietta, GA	—	447,582	832,782	—	447,582	832,782	1,280,364	—	2018	40
Pooler, GA	—	989,819	1,220,271	—	989,819	1,220,271	2,210,090	15,249	2018	40
Riverdale, GA	—	474,072	879,835	—	474,072	879,835	1,353,907	—	2018	40
Savannah, GA	—	944,815	2,997,426	—	944,815	2,997,426	3,942,241	—	2018	40
Statesboro, GA	—	681,381	1,592,291	—	681,381	1,592,291	2,273,672	9,952	2018	40
Union City, GA	—	97,528	1,036,165	—	97,528	1,036,165	1,133,693	—	2018	40
Nampa, ID	—	496,676	5,163,257	—	496,676	5,163,257	5,659,933	53,784	2018	40
Aurora, IL	—	174,456	862,599	—	174,456	862,599	1,037,055	—	2018	40
Aurora, IL	—	623,568	1,437,665	—	623,568	1,437,665	2,061,233	14,976	2018	40
Bloomington, IL	—	1,408,067	986,931	—	1,408,067	986,931	2,394,998	16,449	2018	40
Carlinville, IL	—	208,519	1,113,537	—	208,519	1,113,537	1,322,056	16,239	2018	40
Centralia, IL	—	277,527	351,547	—	277,527	351,547	629,074	—	2018	40
Chicago, IL	—	1,569,578	632,848	—	1,569,578	632,848	2,202,426	14,475	2018	40
Flora, IL	—	232,155	1,121,688	—	232,155	1,121,688	1,353,843	2,337	2018	40
Gurnee, IL	—	1,341,679	951,320	—	1,341,679	951,320	2,292,999	17,821	2018	40
Lake Zurich, IL	—	290,272	857,467	—	290,272	857,467	1,147,739	1,786	2018	40
Macomb, IL	—	85,753	661,375	—	85,753	661,375	747,128	—	2018	40
Morris, IL	—	331,622	1,842,994	—	331,622	1,842,994	2,174,616	11,519	2018	40
Newton, IL	—	510,192	1,069,075	—	510,192	1,069,075	1,579,267	8,909	2018	40
Northlake, IL	—	353,337	564,677	—	353,337	564,677	918,014	—	2018	40
Rockford, IL	—	270,180	708,041	—	270,180	708,041	978,221	16,218	2018	40
Greenwood, IN	—	1,586,786	1,232,818	—	1,586,786	1,232,818	2,819,604	17,979	2018	40
Hammond, IN	—	230,142	—	—	230,142	—	230,142	—	2018	—
Indianapolis, IN	—	132,291	311,647	—	132,291	311,647	443,938	—	2018	40
Mishawaka, IN	—	1,263,680	4,106,900	—	1,263,680	4,106,900	5,370,580	25,668	2018	40
South Bend, IN	—	420,571	2,772,376	—	420,571	2,772,376	3,192,947	63,487	2018	40
Warsaw, IN	—	583,174	1,118,270	—	583,174	1,118,270	1,701,444	25,608	2018	40
Ackley, IA	—	202,968	896,444	—	202,968	896,444	1,099,412	18,593	2018	40
Ottumwa, IA	—	227,562	5,794,123	—	227,562	5,794,123	6,021,685	132,760	2018	40
Riceville, IA	—	154,294	742,421	—	154,294	742,421	896,715	15,362	2018	40
Riverside, IA	—	579,935	1,594,085	—	579,935	1,594,085	2,174,020	19,926	2018	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2018

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Urbandale, IA	—	68,172	2,938,611	—	68,172	2,938,611	3,006,783	68,313	2018	40
Overland Park, KS	—	1,053,287	6,141,649	—	1,053,287	6,141,649	7,194,936	38,385	2018	40
Ekron, KY	—	95,655	802,880	—	95,655	802,880	898,535	10,036	2018	40
Florence, KY	—	601,820	1,054,572	—	601,820	1,054,572	1,656,392	—	2018	40
Chalmette, LA	—	290,396	1,297,684	—	290,396	1,297,684	1,588,080	—	2018	40
Donaldsonville, LA	—	542,118	2,418,183	—	542,118	2,418,183	2,960,301	25,189	2018	40
Franklinton, LA	—	193,192	925,598	—	193,192	925,598	1,118,790	5,785	2018	40
Franklinton, LA	—	242,651	2,462,533	—	242,651	2,462,533	2,705,184	25,651	2018	40
Franklinton, LA	—	396,560	1,122,737	—	396,560	1,122,737	1,519,297	7,017	2018	40
Franklinton, LA	—	163,258	747,944	—	163,258	747,944	911,202	4,675	2018	40
Harvey, LA	—	728,822	1,468,688	—	728,822	1,468,688	2,197,510	27,466	2018	40
Jena, LA	—	772,878	2,392,129	—	772,878	2,392,129	3,165,007	24,918	2018	40
Jennings, LA	—	128,158	2,329,137	—	128,158	2,329,137	2,457,295	24,262	2018	40
New Orleans, LA	—	293,726	—	—	293,726	—	293,726	—	2018	—
Pine Grove, LA	—	238,223	758,573	—	238,223	758,573	996,796	4,741	2018	40
Rayville, LA	—	310,034	2,365,203	—	310,034	2,365,203	2,675,237	24,638	2018	40
Roseland, LA	—	307,331	872,252	—	307,331	872,252	1,179,583	5,452	2018	40
Talisheek, LA	—	150,802	1,031,214	—	150,802	1,031,214	1,182,016	6,445	2018	40
Baltimore, MD	—	699,157	651,927	—	699,157	651,927	1,351,084	—	2018	40
Salisbury, MD	—	305,215	1,193,870	—	305,215	1,193,870	1,499,085	—	2018	40
Springfield, MA	—	153,428	826,741	—	153,428	826,741	980,169	—	2018	40
Ann Arbor, MI	—	735,859	2,489,707	—	735,859	2,489,707	3,225,566	57,009	2018	40
Belleville, MI	—	598,203	3,970,176	—	598,203	3,970,176	4,568,379	90,891	2018	40
Grand Blanc, MI	—	1,589,886	3,738,477	—	1,589,886	3,738,477	5,328,363	85,596	2018	40
Jackson, MI	—	1,451,971	2,548,436	—	1,451,971	2,548,436	4,000,407	58,343	2018	40
Kentwood, MI	—	939,481	3,438,259	—	939,481	3,438,259	4,377,740	78,729	2018	40
Lake Orion, MI	—	1,172,982	2,349,762	—	1,172,982	2,349,762	3,522,744	53,797	2018	40
Onaway, MI	—	17,557	935,308	—	17,557	935,308	952,865	13,640	2018	40
Champlin, MN	—	307,271	1,602,196	—	307,271	1,602,196	1,909,467	—	2018	40
North Branch, MN	—	533,175	—	—	533,175	—	533,175	—	2018	—
Richfield, MN	—	2,141,431	613,552	—	2,141,431	613,552	2,754,983	—	2018	40
Bay St. Louis, MS	—	547,498	2,080,989	—	547,498	2,080,989	2,628,487	21,677	2018	40
Corinth, MS	—	504,885	4,540,022	—	504,885	4,540,022	5,044,907	104,037	2018	40
Forest, MS	—	189,817	1,340,848	—	189,817	1,340,848	1,530,665	13,967	2018	40
Southaven, MS	—	150,931	826,123	—	150,931	826,123	977,054	—	2018	40
Waynesboro, MS	—	243,835	1,205,383	—	243,835	1,205,383	1,449,218	12,556	2018	40
Blue Springs, MO	—	431,698	1,704,870	—	431,698	1,704,870	2,136,568	21,308	2018	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2018

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Florissant, MO	—	733,592	1,961,094	—	733,592	1,961,094	2,694,686	—	2018	40
Joplin, MO	—	789,880	384,638	—	789,880	384,638	1,174,518	8,804	2018	40
Liberty, MO	—	308,470	2,750,231	—	308,470	2,750,231	3,058,701	51,458	2018	40
Neosho, MO	—	687,812	1,115,054	—	687,812	1,115,054	1,802,866	13,938	2018	40
Springfield, MO	—	1,311,497	5,462,972	—	1,311,497	5,462,972	6,774,469	136,548	2018	40
St. Peters, MO	—	1,205,257	1,760,658	—	1,205,257	1,760,658	2,965,915	—	2018	40
Webb City, MO	—	1,324,146	1,501,744	—	1,324,146	1,501,744	2,825,890	34,404	2018	40
Nashua, NH	—	3,635,953	2,720,644	—	3,635,953	2,720,644	6,356,597	62,214	2018	40
Forked River, NJ	—	4,227,966	3,991,690	—	4,227,966	3,991,690	8,219,656	16,632	2018	40
Forked River, NJ	—	3,505,805	(2,766,838)	—	3,505,805	(2,766,838)	738,967	1,774	2018	40
Forked River, NJ	—	1,128,858	1,396,960	—	1,128,858	1,396,960	2,525,818	5,821	2018	40
Forked River, NJ	—	1,682,284	3,527,964	—	1,682,284	3,527,964	5,210,248	1,398	2018	40
Forked River, NJ	—	682,822	—	—	682,822	—	682,822	—	2018	—
Woodland Park, NJ	—	7,761,801	3,958,902	—	7,761,801	3,958,902	11,720,703	41,226	2018	40
Bernalillo, NM	—	899,770	2,037,465	—	899,770	2,037,465	2,937,235	47,973	2018	40
Farmington, NM	—	4,428,998	—	—	4,428,998	—	4,428,998	—	2018	—
Canandaigue, NY	—	154,996	1,352,174	—	154,996	1,352,174	1,507,170	11,249	2018	40
Catskill, NY	—	80,524	1,097,609	—	80,524	1,097,609	1,178,133	9,127	2018	40
Clifton Park, NY	—	925,613	1,858,613	—	925,613	1,858,613	2,784,226	—	2018	40
Elmira, NY	—	43,388	947,627	—	43,388	947,627	991,015	—	2018	40
Geneseo, NY	—	264,795	1,328,115	—	264,795	1,328,115	1,592,910	11,068	2018	40
Greece, NY	—	182,916	1,254,678	—	182,916	1,254,678	1,437,594	10,436	2018	40
Hamburg, NY	—	520,599	2,039,602	—	520,599	2,039,602	2,560,201	—	2018	40
Latham, NY	—	373,318	764,382	—	373,318	764,382	1,137,700	—	2018	40
N. Syracuse, NY	—	165,417	452,510	—	165,417	452,510	617,927	—	2018	40
Niagara Falls, NY	—	392,301	1,022,745	—	392,301	1,022,745	1,415,046	—	2018	40
Rochester, NY	—	100,136	895,792	—	100,136	895,792	995,928	7,465	2018	40
Rochester, NY	—	575,463	772,555	—	575,463	772,555	1,348,018	—	2018	40
Rochester, NY	—	375,721	881,257	—	375,721	881,257	1,256,978	—	2018	40
Schenectady, NY	—	74,387	1,279,967	—	74,387	1,279,967	1,354,354	10,647	2018	40
Schenectady, NY	—	453,006	726,404	—	453,006	726,404	1,179,410	—	2018	40
Syracuse, NY	—	339,207	918,302	—	339,207	918,302	1,257,509	—	2018	40
Syracuse, NY	—	607,053	259,331	—	607,053	259,331	866,384	—	2018	40
Tonawanda, NY	—	94,443	727,373	—	94,443	727,373	821,816	6,042	2018	40
Tonawanda, NY	—	131,021	576,915	—	131,021	576,915	707,936	—	2018	40
W. Seneca, NY	—	98,194	737,592	—	98,194	737,592	835,786	—	2018	40
Williamsville, NY	—	705,842	488,800	—	705,842	488,800	1,194,642	—	2018	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2018

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Charlotte, NC	—	287,732	518,005	—	287,732	518,005	805,737	—	2018	40
Concord, NC	—	526,102	1,955,989	—	526,102	1,955,989	2,482,091	4,075	2018	40
Durham, NC	—	1,787,380	848,986	—	1,787,380	848,986	2,636,366	—	2018	40
Fayetteville, NC	—	108,898	1,769,274	—	108,898	1,769,274	1,878,172	—	2018	40
Greensboro, NC	—	402,957	1,351,015	—	402,957	1,351,015	1,753,972	—	2018	40
Greenville, NC	—	541,233	1,403,441	—	541,233	1,403,441	1,944,674	—	2018	40
High Point, NC	—	252,336	1,024,696	—	252,336	1,024,696	1,277,032	—	2018	40
Kernersville, NC	—	270,581	966,807	—	270,581	966,807	1,237,388	—	2018	40
Pineville, NC	—	1,390,592	6,390,201	—	1,390,592	6,390,201	7,780,793	53,229	2018	40
Rockingham, NC	—	245,976	955,579	—	245,976	955,579	1,201,555	11,945	2018	40
Salisbury, NC	—	572,085	700,288	—	572,085	700,288	1,272,373	—	2018	40
Zebulon, NC	—	160,107	1,077	—	160,107	1,077	161,184	11	2018	40
Akron, OH	—	445,299	—	—	445,299	—	445,299	—	2018	—
Bellevue, OH	—	272,308	1,127,365	—	272,308	1,127,365	1,399,673	16,441	2018	40
Canton, OH	—	981,941	1,076,113	—	981,941	1,076,113	2,058,054	—	2018	40
Columbus, OH	—	542,161	1,088,316	—	542,161	1,088,316	1,630,477	—	2018	40
Fairview Park, OH	—	338,732	400,013	—	338,732	400,013	738,745	—	2018	40
Franklin, OH	—	5,405,718	—	—	5,405,718	—	5,405,718	—	2018	—
Middletown, OH	—	311,389	1,451,469	—	311,389	1,451,469	1,762,858	21,151	2018	40
Niles, OH	—	334,783	798,136	—	334,783	798,136	1,132,919	—	2018	40
North Olmsted, OH	—	544,903	810,840	—	544,903	810,840	1,355,743	15,165	2018	40
North Ridgeville, OH	—	521,909	1,475,305	—	521,909	1,475,305	1,997,214	27,554	2018	40
Warren, OH	—	208,710	601,092	—	208,710	601,092	809,802	—	2018	40
Warrensville Heights, OH	—	735,534	—	—	735,534	—	735,534	—	2018	—
Youngstown, OH	—	323,983	989,430	—	323,983	989,430	1,313,413	—	2018	40
Broken Arrow, OK	—	919,176	1,276,754	—	919,176	1,276,754	2,195,930	15,959	2018	40
Chickasha, OK	—	230,000	2,881,525	—	230,000	2,881,525	3,111,525	24,013	2018	40
Coweta, OK	—	282,468	803,762	—	282,468	803,762	1,086,230	10,047	2018	40
Midwest City, OK	—	755,192	5,687,280	—	755,192	5,687,280	6,442,472	35,546	2018	40
Oklahoma City, OK	—	1,104,085	1,874,359	—	1,104,085	1,874,359	2,978,444	3,905	2018	40
Shawnee, OK	—	409,190	957,557	—	409,190	957,557	1,366,747	—	2018	40
Wright City, OK	—	38,302	1,010,645	—	38,302	1,010,645	1,048,947	6,317	2018	40
Hillsboro, OR	—	4,632,369	7,656,179	—	4,632,369	7,656,179	12,288,548	127,603	2018	40
Carlisle, PA	—	340,349	643,498	—	340,349	643,498	983,847	—	2018	40
Erie, PA	—	58,279	833,933	—	58,279	833,933	892,212	—	2018	40
Johnstown, PA	—	1,030,667	—	—	1,030,667	—	1,030,667	—	2018	—
King of Prussia, PA	—	5,097,320	—	—	5,097,320	—	5,097,320	—	2018	—

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2018

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Philadelphia, PA	—	155,212	218,083	—	155,212	218,083	373,295	—	2018	40
Philadelphia, PA	—	127,690	122,516	—	127,690	122,516	250,206	—	2018	40
Pittsburgh, PA	—	927,083	5,126,243	—	927,083	5,126,243	6,053,326	21,359	2018	40
Pittsburgh, PA	—	1,397,965	—	—	1,397,965	—	1,397,965	—	2018	—
Upper Darby, PA	—	861,339	85,966	—	861,339	85,966	947,305	—	2018	40
Wysox, PA	—	1,668,272	1,699,343	—	1,668,272	1,699,343	3,367,615	10,621	2018	40
Richmond, RI	—	1,293,932	7,477,281	—	1,293,932	7,477,281	8,771,213	124,621	2018	40
Warwick, RI	—	687,454	2,108,256	—	687,454	2,108,256	2,795,710	—	2018	40
Greenville, SC	—	628,081	1,451,481	—	628,081	1,451,481	2,079,562	—	2018	40
Lake City, SC	—	57,911	932,874	—	57,911	932,874	990,785	1,944	2018	40
Manning, SC	—	245,546	989,236	—	245,546	989,236	1,234,782	8,227	2018	40
Mt. Pleasant, SC	—	555,387	1,042,804	—	555,387	1,042,804	1,598,191	—	2018	40
Myrtle Beach, SC	—	254,334	149,107	—	254,334	149,107	403,441	—	2018	40
Spartanburg, SC	—	709,338	1,618,382	—	709,338	1,618,382	2,327,720	—	2018	40
Sumter, SC	—	521,299	809,466	—	521,299	809,466	1,330,765	—	2018	40
Walterboro, SC	—	207,130	827,775	—	207,130	827,775	1,034,905	10,345	2018	40
Chattanooga, TN	—	1,179,566	1,236,591	—	1,179,566	1,236,591	2,416,157	—	2018	40
Johnson City, TN	—	181,117	1,232,151	—	181,117	1,232,151	1,413,268	—	2018	40
Beaumont, TX	—	936,389	2,725,502	—	936,389	2,725,502	3,661,891	—	2018	40
Donna, TX	—	962,302	1,620,925	—	962,302	1,620,925	2,583,227	13,474	2018	40
Fairfield, TX	—	125,098	970,816	—	125,098	970,816	1,095,914	4,045	2018	40
Groves, TX	—	596,586	2,250,794	—	596,586	2,250,794	2,847,380	—	2018	40
Humble, TX	—	173,885	867,347	—	173,885	867,347	1,041,232	—	2018	40
Jacksboro, TX	—	119,147	1,036,482	—	119,147	1,036,482	1,155,629	4,319	2018	40
Kemah, TX	—	2,324,774	2,835,597	—	2,324,774	2,835,597	5,160,371	17,722	2018	40
Lamesa, TX	—	66,019	1,493,146	—	66,019	1,493,146	1,559,165	24,880	2018	40
Live Oak, TX	—	371,174	1,880,746	—	371,174	1,880,746	2,251,920	23,507	2018	40
Lufkin, TX	—	382,643	1,054,911	—	382,643	1,054,911	1,437,554	—	2018	40
Plano, TX	—	452,721	822,683	—	452,721	822,683	1,275,404	—	2018	40
Port Arthur, TX	—	512,094	721,936	—	512,094	721,936	1,234,030	—	2018	40
Porter, TX	—	524,532	1,683,767	—	524,532	1,683,767	2,208,299	10,523	2018	40
Tomball, TX	—	1,336,029	1,849,554	—	1,336,029	1,849,554	3,185,583	23,115	2018	40
Universal City, TX	—	380,788	1,496,318	—	380,788	1,496,318	1,877,106	—	2018	40
Waxahachie, TX	—	388,138	792,125	—	388,138	792,125	1,180,263	—	2018	40
Willis, TX	—	406,466	925,047	—	406,466	925,047	1,331,513	5,781	2018	40
Logan, UT	—	914,515	2,774,985	—	914,515	2,774,985	3,689,500	23,124	2018	40
Christiansburg, VA	—	520,538	661,780	—	520,538	661,780	1,182,318	—	2018	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2018

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Fredericksburg, VA	—	452,911	1,076,589	—	452,911	1,076,589	1,529,500	—	2018	40
Glen Allen, VA	—	1,112,948	837,542	—	1,112,948	837,542	1,950,490	15,607	2018	40
Hampton, VA	—	353,242	514,898	—	353,242	514,898	868,140	—	2018	40
Louisa, VA	—	538,246	2,179,541	—	538,246	2,179,541	2,717,787	13,613	2018	40
Manassas, VA	—	1,454,278	—	—	1,454,278	—	1,454,278	—	2018	—
Virginia Beach, VA	—	2,142,002	1,154,585	—	2,142,002	1,154,585	3,296,587	—	2018	40
Virginia Beach, VA	—	271,176	3,308,434	—	271,176	3,308,434	3,579,610	—	2018	40
Everett, WA	—	414,899	811,710	—	414,899	811,710	1,226,609	—	2018	40
Bluefield, WV	—	287,740	947,287	—	287,740	947,287	1,235,027	21,708	2018	40
Green Bay, WI	—	817,143	1,383,440	—	817,143	1,383,440	2,200,583	—	2018	40
La Crosse, WI	—	175,551	1,145,438	—	175,551	1,145,438	1,320,989	—	2018	40
Madison, WI	—	2,475,815	4,249,537	—	2,475,815	4,249,537	6,725,352	26,559	2018	40
Mt. Pleasant, WI	—	208,806	1,173,275	—	208,806	1,173,275	1,382,081	—	2018	40
Schofield, WI	—	533,503	1,071,930	—	533,503	1,071,930	1,605,433	—	2018	40
Sheboygan, WI	—	331,692	929,092	—	331,692	929,092	1,260,784	—	2018	40

Subtotal	61,519,224	559,102,639	1,161,790,217	27,796,429	553,704,040	1,194,985,245	1,748,689,285	100,311,974
Property Under Development
Various	—	—	12,957,410	—	—	12,957,410	12,957,410	—
Sub Total	—	—	12,957,410	—	—	12,957,410	12,957,410	—
Total	$61,519,224	$559,102,639	$1,174,747,627	$27,796,429	$553,704,040	$1,207,942,655	$1,761,646,695	$100,311,974

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2018

1. Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2016 to December 31, 2018.

	2018	2017	2016
Balance at January 1	$1,299,254,832	$1,019,956,329	$755,848,938
Construction and acquisition cost	519,369,366	312,695,116	284,968,286
Impairment charge	(1,163,000)	—	—
Disposition of real estate	(55,814,503)	(31,146,055)	(20,860,895)
Reclassified as assets held for sale	—	(2,250,558)	—
Balance at December 31	$1,761,646,695	$1,299,254,832	$1,019,956,329

2. Reconciliation of Accumulated Depreciation

The following table reconciles the Real Estate Properties from January 1, 2016 to December 31, 2018.

	2018	2017	2016
Balance at January 1	$85,238,614	$69,696,727	$56,401,423
Current year depreciation expense	20,441,780	19,507,398	15,201,469
Disposition of real estate	(5,368,420)	(3,737,114)	(1,906,165)
Reclassified as assets held for sale	—	(228,397)	—
Balance at December 31	$100,311,974	$85,238,614	$69,696,727

3. Tax Basis of Building and Improvements

The aggregate cost of Building and Improvements for federal income tax purposes is approximately $35,785,000 less than the cost basis used for financial statement purposes.