Form 10-Q
period 2019-03-31
AGREE REALTY CORP
filed 2019-04-22
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019, or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of April 18, 2019, the Registrant had 38,467,282 shares of common stock, $0.0001 par value, issued and outstanding.

AGREE REALTY CORPORATION

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

	March 31,	December 31,
	2019	2018

ASSETS
Real Estate Investments
Land	$588,295	$553,704
Buildings	1,287,700	1,194,985
Less accumulated depreciation	(106,670)	(100,312)
	1,769,325	1,648,377
Property under development	11,444	12,957
Net Real Estate Investments	1,780,769	1,661,334

Cash and Cash Equivalents	22,325	53,955

Cash Held in Escrows	3,024	20

Accounts Receivable - Tenants	23,695	21,547

Lease intangibles, net of accumulated amortization of
$68,985 and $62,543 at March 31, 2019 and December 31, 2018, respectively	289,928	280,153

Other Assets, net	30,596	11,180

Total Assets	$2,150,337	$2,028,189

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

	March 31,	December 31,
	2019	2018
LIABILITIES
Mortgage Notes Payable, net	$60,303	$60,926

Unsecured Term Loans, net	256,244	256,419

Senior Unsecured Notes, net	384,117	384,064

Unsecured Revolving Credit Facility	71,000	19,000

Dividends and Distributions Payable	21,535	21,031

Accounts Payable, Accrued Expenses, and Other Liabilities	39,843	21,045

Lease intangibles, net of accumulated amortization of
$16,291 and $15,177 at March 31, 2019 and December 31, 2018, respectively	27,873	27,218

Total Liabilities	860,915	789,703

EQUITY
Common stock, $.0001 par value, 45,000,000 shares authorized, 38,454,782 and 37,545,790 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	4	4
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized	—	—
Additional paid-in-capital	1,334,952	1,277,592
Dividends in excess of net income	(45,940)	(42,945)
Accumulated other comprehensive income	(1,950)	1,424

Total Equity - Agree Realty Corporation	1,287,066	1,236,075
Non-controlling interest	2,356	2,411
Total Equity	1,289,422	1,238,486

Total Liabilities and Equity	$2,150,337	$2,028,189

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenues
Rental Income	$42,345	$32,280
Other	3	46
Total Revenues	42,348	32,326

Operating Expenses
Real estate taxes	3,622	2,377
Property operating expenses	1,739	1,516
Land lease expense	195	163
General and administrative	4,035	2,862
Depreciation and amortization	9,864	7,761
Provision for impairment	416	—
Total Operating Expenses	19,871	14,679

Income from Operations	22,477	17,647

Other (Expense) Income
Interest expense, net	(7,558)	(5,465)
Gain (loss) on sale of assets, net	3,427	4,598
Income tax benefit (expense)	170	(50)
Other (expense) income	—	(94)
Net Income	18,516	16,636

Less Net Income Attributable to Non-Controlling Interest	169	185

Net Income Attributable to Agree Realty Corporation	$18,347	$16,451

Net Income Per Share Attributable to Agree Realty Corporation
Basic	$0.49	$0.53
Diluted	$0.48	$0.53

Other Comprehensive Income
Net income	$18,516	$16,636
Other Comprehensive Income (Loss) - Change in Fair Value of Interest Rate Swaps	(3,405)	1,920
Total Comprehensive Income	15,111	18,556
Less Comprehensive Income Attributable to Non-Controlling Interest	138	206

Comprehensive Income Attributable to Agree Realty Corporation	$14,973	$18,350

Weighted Average Number of Common Shares Outstanding - Basic	37,487,851	30,801,471

Weighted Average Number of Common Shares Outstanding - Diluted	38,320,307	30,851,058

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2018	37,545,790	$4	$1,277,592	$(42,945)	$1,424	$2,411	$1,238,486
Issuance of common stock, net of issuance costs	874,268	—	57,845	—	—	—	57,845
Repurchase of common shares	(21,868)	—	(1,398)	—	—	—	(1,398)
Issuance of restricted stock under the Omnibus Incentive Plan	56,592	—	—	—	—	—	—
Stock-based compensation	—	—	913	—	—	—	913
Dividends and distributions declared for the period	—	—	—	(21,342)	—	(193)	(21,535)
Other comprehensive income (loss) - change in fair value of interest rate swaps	—	—	—	—	(3,374)	(31)	(3,405)
Net income	—	—	—	18,347	—	169	18,516
Balance, March 31, 2019	38,454,782	$4	$1,334,952	$(45,940)	$(1,950)	$2,356	$1,289,422

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2017	31,004,900	$3	$936,046	$(28,763)	$1,375	$2,529	$911,190
Issuance of common stock, net of issuance costs	—	—	(93)	—	—	—	(93)
Repurchase of common shares	(22,071)	—	(1,074)	—	—	—	(1,074)
Issuance of restricted stock under the Omnibus Incentive Plan	50,841	—	—	—	—	—	—
Forfeiture of restricted stock	(411)	—	—	—	—	—	—
Stock-based compensation	—	—	602	—	—	—	602
Dividends and distributions declared for the period	—	—	—	(16,137)	—	(181)	(16,318)
Other comprehensive income (loss) - change in fair value of interest rate swaps	—	—	—	—	1,899	21	1,920
Net income	—	—	—	16,451	—	185	16,636
Balance, March 31, 2018	31,033,259	$3	$935,481	$(28,449)	$3,274	$2,554	$912,863

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash Flows from Operating Activities
Net income	$18,516	$16,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,864	7,761
Amortization from above (below) lease intangibles, net	3,276	2,243
Amortization from financing and credit facility costs	325	267
Stock-based compensation	913	602
Provision for impairment	416	—
(Gain) loss on sale of assets	(3,427)	(4,598)
(Increase) decrease in accounts receivable	(2,148)	(2,817)
(Increase) decrease in other assets	(1,169)	83
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	(3,059)	(2,363)
Net Cash Provided by Operating Activities	23,507	17,814

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(142,269)	(99,392)
Development of real estate investments and other assets
(including capitalized interest of $90 in 2019 and $144 in 2018)	(6,116)	(4,843)
Payment of leasing costs	(100)	(10)
Net proceeds from sale of assets	9,834	20,044
Net Cash Used In Investing Activities	(138,651)	(84,201)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	57,845	(93)
Repurchase of common shares	(1,398)	(1,074)
Unsecured revolving credit facility borrowings (repayments), net	52,000	62,000
Payments of mortgage notes payable	(672)	(25,630)
Payments of unsecured term loans	(190)	(190)
Dividends paid	(20,838)	(16,122)
Distributions to Non-Controlling Interest	(193)	(181)
Payments for financing costs	(36)	(1)
Net Cash Provided by Financing Activities	86,518	18,709

Net Increase (Decrease) in Cash and Cash Equivalents	(28,626)	(47,678)
Cash and cash equivalents and cash held in escrow, beginning of period	53,975	58,782
Cash and cash equivalents and cash held in escrow, end of period	$25,349	$11,104

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$6,902	$6,226
Cash paid for income tax	$646	$324

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Operating lease right of use assets added upon implementation of leases standard on January 1, 2019	$7,505	$—
Additional operating lease right of use assets added under new ground leases after January 1, 2019	$12,167	$—
Dividends and limited partners’ distributions declared and unpaid	$21,535	$16,318

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

Our assets are held by, and all of our operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.1% interest as of March 31, 2019. Under the partnership agreement of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the "Company," “Management,” "we,” “our” or "us" refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles  generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three months ended March 31, 2019 may not be indicative of the results that may be expected for the year ending December 31, 2019. Amounts as of December 31, 2018 included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10‑K for the year ended December 31, 2018.

The unaudited condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

Reclassification

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification  842 Leases (“ASC 842”) using the modified retrospective approach as of January 1, 2019 and elected to apply the transition provisions of the standard at the beginning of the period of adoption.  The Company adopted the practical expedient in ASC 842 that alleviates the requirement to separately present lease and non-lease rental income. As a result, all income earned pursuant to tenant leases is reflected as one line, “Rental Income,” in the 2019 condensed consolidated statement of operations.  To facilitate comparability, the Company has reclassified prior periods’ lease and non-lease income consistently with the classification employed in 2019.

The Company recognizes above- and below-market lease intangibles in connection with most acquisitions of real estate (see Accounting for Acquisitions of Real Estate below).  The capitalized above- and below-market lease intangibles are amortized over the remaining term of the related leases.  The Company historically presented this amortization as a component of Depreciation and Amortization expense within the Consolidated Statement of Income and Comprehensive Income.  During 2019, the Company changed this classification to recognize this amortization as an adjustment of Rental Income.  The prior period results have been reclassified to conform to the current year classification.  During the three months ended March 31, 2019 and 2018, the Company incurred $3.3 million and $2.2 million of amortization of capitalized above- and below-market lease intangibles, respectively.

Segment Reporting

The Company is primarily in the business of acquiring, developing and managing retail real estate which is considered to be one reportable segment. The Company has no other reportable segments.

Real Estate Investments

The Company records the acquisition  of real estate at cost, including  acquisition and closing costs. For properties developed by the Company, all direct and indirect costs related  to planning,  development  and construction,  including interest, real estate taxes  and other miscellaneous  costs incurred  during the construction period, are capitalized for financial  reporting  purposes and recorded as property under development until construction has been completed.  Assets are classified as held for sale based on specific criteria as outlined  in ASC 360, Property, Plant & Equipment. Properties classified as “held for sale” are recorded at the lower of their carrying value or their fair value, less anticipated selling costs. Any properties classified as held for sale are not depreciated. Assets are generally classified as held for sale once management has actively  engaged in marketing  the asset and has received a firm purchase commitment  that is expected to close within one year. The Company had no real estate held for sale at March 31, 2019 and December 31, 2018.

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, in-place lease intangibles are valued based on the Company’s estimates of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition. In-place lease intangible assets are amortized to amortization expense over the remaining term of the related leases. Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition and the Company’s estimate of current market lease rates for the property. The capitalized above- and below-market lease intangibles are amortized over the non-cancelable term of the lease unless the Company believes it is reasonably certain that the tenant will renew the lease for an option term in which case the Company amortizes the value attributable to the renewal over the renewal period. Above- and below-market lease intangibles are amortized as a net reduction of rental income (see Reclassifications above).

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We had $24.0 million and $52.7 million in cash and cash held in escrow as of March 31, 2019 and December 31, 2018, respectively, in excess of the FDIC insured limit.

Accounts Receivable – Tenants

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that the collectability with respect to any tenant changes,  beginning with the adoption of ASC 842 as of January 1, 2019, the Company recognizes an adjustment to rental income. Prior to the adoption of ASC 842, the Company recognized a provision for uncollectible amounts or a direct write-off of the specific rent receivable. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue.

The Company’s leases provide for reimbursement from tenants for common area maintenance (“CAM”), insurance, real estate taxes and other operating expenses. A portion of our operating cost reimbursements is estimated each period and is recognized as revenue in the period the recoverable costs are incurred and accrued. Receivables from operating cost reimbursements are included in our Accounts Receivable - Tenants line item in our condensed consolidated balance sheets. The balance of unbilled operating cost reimbursement receivable at March 31, 2019 and December 31, 2018 was $3.8 million and $3.3 million, respectively.

In addition, many of the Company’s leases contain rent escalations for which we recognize revenue on a straight-line basis over the non-cancelable lease term. This method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the Accounts Receivable - Tenants line item in our condensed consolidated balance sheets. The balance of straight-line rent receivables at March 31, 2019 and December 31, 2018 was $18.2 million and $16.7 million, respectively. To the extent any of the tenants under these leases becomes unable to pay its contractual cash rents, the Company may be required to write-off the straight-line rent receivable from the tenants, which would reduce rental income.

Sales Tax

The Company collects various taxes from tenants and remits these amounts, on a net basis, to the applicable taxing authorities.

Unamortized Deferred Expenses

Deferred expenses recognized as Lease Intangibles and within Other Assets, net on the condensed  consolidated balance sheets include debt financing costs related to the Company’s revolving credit facility, leasing costs and lease intangibles, and are amortized as follows: (i) debt financing costs related to the line of credit on a straight-line basis to interest expense over the term of the related loan, which approximates the effective interest method; (ii) leasing costs on a straight-line basis to amortization expense over the term of the related lease entered into; (iii) in-place lease intangibles on a straight-line basis to amortization expense over the remaining term of the related lease acquired; and (iv) above- and below- market lease intangibles on a straight-line basis as a net reduction of rental income over the remaining lease term. See Reclassifications above regarding changes in presentation relating to above-and below- market lease intangibles.

The following schedule summarizes the Company’s amortization of deferred expenses for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018

Deferred Financing Costs	$143	$101
Leasing Costs	81	43
Lease Intangibles (In-place)	2,052	1,992
Lease Intangibles (Above-Market)	4,374	3,344
Lease Intangibles (Below-Market)	(1,098)	(1,101)
Total	$5,552	$4,379

The following schedule represents estimated future amortization of deferred expenses as of March 31, 2019 (in thousands):

	2019
Year Ending December 31,	(remaining)	2020	2021	2022	2023	Thereafter	Total

Deferred Financing Costs	$413	$541	$28	$—	$—	$—	$982
Leasing Costs	241	365	346	334	300	1,085	2,671
Lease Intangibles (In-place)	7,001	8,805	8,295	7,482	6,806	38,401	76,790
Lease Intangibles (Above-Market)	13,005	17,338	17,150	16,857	16,056	132,732	213,138
Lease Intangibles (Below-Market)	(3,397)	(4,432)	(4,109)	(3,210)	(2,639)	(10,086)	(27,873)
Total	$17,263	$22,617	$21,710	$21,463	$20,523	$162,132	$265,708

Earnings per Share

Basic earnings per share has been computed by dividing net income less net income attributable to unvested restricted shares by the weighted average number of common shares outstanding less unvested restricted shares. Diluted earnings per share is computed by dividing net income by the weighted average common shares and potentially dilutive common shares outstanding in accordance with the treasury stock method.

The following is a reconciliation of the numerator and denominator for the basic net earnings per common share and  diluted net earnings per common share computation for each of the periods presented: (in thousands, except for share data)

	Three months ended
	March 31, 2019	March 31, 2018
Net income attributable to Agree Realty Corporation	$18,347	$16,451
Less: Income attributable to unvested restricted shares	(96)	(112)
Net income used in basic and diluted earnings per share	$18,251	$16,339

Weighted average number of common shares outstanding	37,688,915	31,013,545
Less: Unvested restricted stock	(201,064)	(212,074)
Weighted average number of common shares outstanding used in basic earnings per share	37,487,851	30,801,471

Weighted average number of common shares outstanding used in basic earnings per share	37,487,851	30,801,471
Effect of dilutive securities: Share-based compensation	65,781	49,587
Effect of dilutive securities: September 2018 forward equity offering	766,675	—
Weighted average number of common shares outstanding used in diluted earnings per share	38,320,307	30,851,058

Forward Equity Sales

In September 2018, the Company entered into a forward sale agreement to sell an aggregate of 3,500,000 shares of our common stock at a public offering price of $55.20 per share, before issuance costs, underwriters’ discount, and further adjustments as provided for in the forward sale agreement. We are obligated to settle the forward sale agreement no later than September 3, 2019.

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

We also considered the potential dilution resulting from the forward sale agreement on the earnings per share calculations. We use the treasury stock method to determine the dilution resulting from the forward sale agreement during the period of time prior to settlement. The impact to our weighted-average number of common shares – diluted for the three months ended March 31, 2019, was 766,675 weighted-average incremental shares.

Income Taxes (not presented in thousands)

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For the periods ending March 31, 2019 and December 31, 2018, the Company believes it has qualified as a REIT. Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

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

As of December 31, 2018, the Company had accrued a deferred income tax liability in the amount of $475,000. This deferred income tax balance represented the federal and state tax effect of deferring income tax in 2007 on the sale of an asset under section 1031 of the Internal Revenue Code. This transaction was accrued within the TRS entities described above. During the three months ended March 31, 2019, the Company restructured its ownership of the TRS to which the deferred tax liability was related, resulting in a reversal of the previously accrued amount. The Company recognized total federal and state tax benefit (expense) of approximately $170,000 and ($50,000) for the three months ended March 31, 2019 and 2018, respectively.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. ASU 2018‑13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018‑13”). These amendments modify the disclosure requirements in Topic 820 on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty. ASU 2018‑13 will be effective for all entities for fiscal years beginning after December 15, 2019, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company is in the process of determining the impact of the implementation of ASU 2018‑13, but does not believe it will have a material effect on the Company’s financial statements.

In June 2018, the FASB issued ASU No. 2018‑07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018‑07”). These amendments expand the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned, and the ASU supersedes Subtopic 505‑50, Equity—Equity-Based Payments to Non-Employees. The Company adopted ASU 2018‑07 on January 1, 2019. The adoption did not have a material effect on its financial statements.

In August 2017, the FASB issued ASU No. 2017‑12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017‑12”). The objective of ASU 2017‑12 is to expand hedge accounting for both financial (interest rate) and commodity risks, and create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. The Company adopted ASU 2017‑12 on January 1, 2019. The adoption did not have a material effect on the financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes how entities measure credit losses for most financial assets. This guidance requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”, which clarified that receivables arising from operating leases are within the scope of the leasing standard (Topic 842). This new standard will be effective for the Company on January 1, 2020. The Company is evaluating the impact this new standard would have on its consolidated financial statements, in the event any of its leases ever were to be classified as sales-type or direct finance leases and become subject to the provisions of ASU 2016-13.

In February 2016, the FASB issued ASU No. 2016-02 “Leases” (“ASU 2016-02”). The new standard creates ASC 842 and supersedes FASB ASC 840,  Leases, which the company adopted on January 1, 2019 along with related interpretations.  The adoption of the new Leases standard ASU 2016-02 generally had, and will have, the following impacts on the Company:

•Topic 842 requires a lessee to recognize right of use the assets and lease obligation liabilities that arise from leases (operating and finance).  On January 1, 2019, the Company recognized $7.5 million of right of use assets and lease liabilities, within Other Assets and Accounts Payable, Accrued Expenses, and Other Liabilities on the

Condensed Consolidated Balance Sheet.  The Company was not required to reassess the classification of existing land leases and therefore these leases continue to be accounted for as operating leases.  In the event the Company modifies existing land leases or enters into new land leases after adoption of the new standard, such leases may be classified as finance leases.

•Topic 842 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases and operating leases. Based on its election of practical expedients, the Company’s existing retail leases, where it is the lessor, continue to be accounted for as operating leases under the new standard.  However, Topic 842 changed certain requirements regarding the classification of leases that could result in the Company recognizing certain long-term leases entered into or modified after January 1, 2019 as sales-type leases, as opposed to operating leases.

•The Company elected an optional transition method that allows entities to initially apply Topic 842 at the adoption date (January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  However, the Company ultimately did not have any cumulative-effect adjustment as of the adoption date.

•The Company elected a practical expedient which  allows lessors to not separate non-lease components from the lease component when the timing and pattern of transfer for the lease components and non-lease components are the same and if the lease component is classified as an operating lease.  As a result, the Company now presents all rentals and reimbursements from tenants as a single line item Rental Income within the Condensed Consolidated Statement of Income and Comprehensive Income, and made certain reclassifications to prior periods for comparability. See Reclassifications above.

•Under Topic 842, beginning on January 1, 2019, changes in the probability of collecting tenant rental income will result in direct adjustments of rental income and tenant receivables. The Company no longer will recognize any separate specific bad debt provision or allowance for doubtful accounts.  See Accounts Receivable – Tenants above.

•The Company elected an optional transition method allowing entities to not evaluate under ASC 842 land easements that existed or expired before the adoption of ASC 842 and that were not previously accounted for as leases under ASC 840.

•In connection with its adoption of Topic 842 the Company also began recognizing amortization of above- and below- market lease intangibles as a net reduction of Rental Income.  See Reclassifications above.

Note 3 – Leases

Tenant Leases

The Company is primarily focused on the ownership, acquisition, development and management of retail properties leased to industry leading tenants.  As of March 31, 2019, our portfolio was approximately 99.7% leased and had a weighted average remaining lease term (excluding extension options) of approximately 10.2 years. A significant majority of our properties are leased to national tenants and approximately 52.4% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners.

Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and actual property operating expenses incurred, including property taxes, insurance and maintenance. In addition, our tenants are typically subject to future rent increases based on fixed amounts or increases in the consumer price index and certain leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level.  Certain of our properties are subject to leases under which we retain responsibility for specific costs and expenses of the property.

Our leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.  Additionally, some of our tenant leases provide the tenant options to terminate, usually upon certain conditions or events occurring, such as a sales threshold not being met.

The Company attempts to maximize the amount it expects to derive from the underlying real estate property following the end of the lease, to the extent it is not extended.  We maintain a proactive leasing and capital improvement program that, combined with the quality and locations of our properties, has made our properties attractive to tenants. We intend to continue to hold our properties for long-term investment and, accordingly, place a strong emphasis on the quality of construction and an on-going program of regular and preventative maintenance.  However, the residual value of a real estate property is still subject to various market-specific, asset-specific, and tenant-specific risks and characteristics.  As the classification of a lease is dependent on the fair value of its cash flows at lease commencement, the residual value of a property represents a significant assumption in our accounting for tenant leases.  Similarly, the exercise of options is also subject to these same risks, making a tenant’s lease term another significant variable in a lease’s cash flows.

The Company has elected the practical expedient in ASC Topic 842 on not separating non-lease components from associated lease components.  The lease and non-lease components combined as a result of this election largely include tenant rentals and maintenance charges, respectively. The Company applies the accounting requirements of ASC Topic 842 to the combined component.

The following table includes information regarding the Company’s operating leases for which it is the lessor, for the three months ended March 31, 2019 and as of period end. (presented in thousands)

Three months ended
March 31, 2019
Total Lease Payments	$44,361
Less: Variable Lease Payments	5,587
Total Non-Variable Lease Payments	$38,774

	2019
Year Ending December 31,	(remaining)	2020	2021	2022	2023	Thereafter	Total
Lease Payments Receivable	$121,564	$161,339	$158,423	$154,964	$150,561	$998,473	$1,745,324

Land Lease Obligations

The Company is the lessee under land lease agreements for certain of its properties, all of which qualify as operating leases as of March 31, 2019. Our land leases are net lease agreements and do not include variable leasing payments. These leases typically provide multi-year renewal options to extend term as lessee at the Company’s option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.

In calculating the Company’s lease obligations under the ground leases, the Company uses discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term,  for an amount equal to the lease payments, in a similar economic environment.

The following tables include information on the Company’s land leases for which it is the lessee, for the three months ended March 31, 2019 and as of period end. (presented in thousands)

Three months ended
March 31, 2019
Operating Lease Costs	$202
Variable Lease Costs	—
Total Non-Variable Lease Costs	$202

Supplemental Disclosure
Cash paid for amounts included in the measurement of lease liabilities	$-

Operating cash flows from operating leases	$198

Right-of-use assets obtained in exchange for new operating lease liabilities	$19,672

Weighted-average remaining lease term - operating leases (years)	37.1

Weighted-average discount rate - operating leases	4.13%

Maturity Analysis of Lease Liabilities  (presented in thousands)

	2019
Year Ending December 31,	(remaining)	2020	2021	2022	2023	Thereafter	Total
Lease Payments	$934	$1,245	$1,191	$965	$965	$35,883	$41,183
Less: Imputed Interest	(601)	(785)	(766)	(753)	(744)	(17,983)	(21,632)
Total Lease Liabilities	$333	$460	$425	$212	$221	$17,900	$19,551

Note 4 – Real Estate Investments

Real Estate Portfolio

As of March 31, 2019, the Company owned 694 properties, with a total gross leasable area of approximately 11.9 million square feet. Net Real Estate Investments totaled $1.8 billion as of March 31, 2019. As of December 31, 2018, the Company owned 645 properties, with a total gross leasable area of approximately 11.2 million square feet. Net Real Estate Investments totaled $1.7 billion as of December 31, 2018.

Acquisitions

During the three months ended March 31, 2019, the Company purchased 48 retail net lease assets for approximately $141.7 million, which includes acquisition and closing costs. These properties are located in 22 states and are leased for a weighted average lease term of approximately 12.8 years.

The aggregate acquisitions for the three months ended March 31, 2019 were allocated $34.9 million to land, $92.4 million to buildings and improvements, and $14.4 million to lease intangibles. The acquisitions were all cash purchases and there were no contingent considerations associated with these acquisitions. None of the Company’s acquisitions during the first three months of 2019 caused any new or existing tenant to comprise 10% or more of our total assets or generate 10% or more of our total annualized contractual base rent at March 31, 2019.

Developments

During the three months ended March 31, 2019, the Company completed or had under construction nine developments or Partnership Capital Solutions projects.

Dispositions

During the three months ended March 31, 2019, the Company sold two properties for net proceeds of $9.8 million and the Company recorded a net gain of $3.4 million.

Provision for Impairment

The Company reviews long-lived assets, including intangible assets, for possible impairment when certain events or changes in circumstances indicates that the carrying amount of the asset may not be recoverable through operations. Events or changes in circumstances may include significant changes in real estate market conditions and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. During the three months ended March 31, 2019, the Company recognized provisions for impairment of $0.4 million. There were no provisions for impairment for the three months ended March 31, 2018.

The valuation of impaired assets is determined using valuation techniques including discounted cash flow analysis, analysis of recent comparable sales transactions, and purchase offers received from third parties, which are Level 3 inputs. The Company may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of its real estate.

Note 5 – Debt

As of March 31, 2019, the Company had total indebtedness of $775.2 million, including (i) $60.8 million of mortgage notes payable; (ii) $258.4 million of unsecured term loans; (iii) $385.0 million of senior unsecured notes; and (iv) $71.0 million of borrowings under our Credit Facility.

Mortgage Notes Payable

As of March 31, 2019, the Company had total gross mortgage indebtedness of $60.8 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $107.3 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.10% as of March 31, 2019 and 4.13% as of December 31, 2018.

	March 31, 2019	December 31, 2018
(not presented in thousands)	(in thousands)
Note payable in monthly installments of interest only at 3.32% per annum, with a balloon payment due October 2019	$21,500	$21,500

Note payable in monthly installments of $153,838, including interest at 6.90% per annum, with the final monthly payment due January 2020	1,491	1,922

Note payable in monthly installments of $23,004, including interest at 6.24% per annum, with a balloon payment of $2,781,819 due February 2020	2,848	2,872

Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 2023	23,640	23,640

Note payable in monthly installments of $35,673, including interest at 5.01% per annum, with a balloon payment of $4,034,627 due September 2023	4,914	4,959

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026	6,454	6,626

Total principal	60,847	61,519
Unamortized debt issuance costs	(544)	(593)
Total	$60,303	$60,926

The mortgage loans encumbering our properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At March 31, 2019, there were no mortgage loans with partial recourse to us.

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

Senior Unsecured Notes

The following table presents the Senior Unsecured Notes balance net of unamortized debt issuance costs as of March 31, 2019, and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
2025 Senior Unsecured Notes	$50,000	$50,000
2027 Senior Unsecured Notes	50,000	50,000
2028 Senior Unsecured Notes	60,000	60,000
2029 Senior Unsecured Notes	100,000	100,000
2030 Senior Unsecured Notes	125,000	125,000
Total Principal	385,000	385,000
Unamortized debt issuance costs	(883)	(936)
Total	$384,117	$384,064

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

Unsecured Term Loan Facilities

The following table presents the Unsecured Term Loans balance net of unamortized debt issuance costs as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
2019 Term Loan	$18,353	$18,543
2023 Term Loan	40,000	40,000
2024 Term Loan Facilities	100,000	100,000
2026 Term Loan	100,000	100,000
Total Principal	258,353	258,543
Unamortized debt issuance costs	(2,109)	(2,124)
Total	$256,244	$256,419

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matures May 2019 (the “2019 Term Loan”). Borrowings under the 2019 Term Loan are priced at LIBOR plus 170 basis points. In order to fix LIBOR on the 2019 Term Loan at 1.92% until maturity, the Company had an interest rate swap agreement in place, which was assigned by the lender under the Mortgage Note to the 2019 Term Loan lender. As of March 31, 2019, $18.4 million was outstanding under the 2019 Term Loan bearing an all-in interest rate of 3.62%, including the swap.

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures July 2023 (the “2023 Term Loan”). Borrowings under the 2023 Term Loan are priced at LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap to fix LIBOR at 140 basis points until maturity. As of March 31, 2019, $40.0 million was outstanding under the 2023 Term Loan, which was subject to an all-in interest rate of 2.40%, including the swap.

The amended and restated credit agreement, described below, extended the maturity dates of the $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility (together, the “2024 Term Loan Facilities”) to January 2024. In connection with entering into the amended and restated credit agreement, the prior notes evidencing the existing $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at a variable LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company utilized existing interest rate swaps to effectively fix the LIBOR at 213 basis points until maturity (refer to Note 7 – Derivative Instruments and Hedging Activity). As of March 31, 2019, $100.0 million was outstanding under the 2024 Term Loan Facilities bearing an all-in interest rate of 3.13%, including the swap.

In December 2018, the Company entered into a $100.0 million unsecured term loan facility that matures January 2026 (the “2026 Term Loan”). Borrowings under the 2026 Term Loan are priced at LIBOR plus 145 to 240 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap to fix LIBOR at 266 basis points until maturity. As of March 31, 2019, $100.0 million was outstanding under the 2026 Term Loan, which was subject to an all-in interest rate of 4.26%, including the swap.

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

Borrowings under the revolving credit facility bear interest at LIBOR plus 85 to 155 basis points, depending on the Company’s credit rating. Additionally, the Company is required to pay a facility fee at an annual rate of 0 to 55 basis points of the total amount of the revolving credit facility, depending on the Company’s credit rating. The Credit Agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of March 31, 2019, and December 31, 2018, the Company had $71.0 million and $19.0 million of outstanding borrowings under the revolving credit facility, respectively, bearing weighted average interest rates of approximately 3.49% and 3.38%, respectively. As of March 31, 2019, $254.0 million was available for borrowing under the revolving credit facility and the Company was in compliance with the credit agreement covenants.

Concurrent with the amendment and restatement of the Company’s senior unsecured revolving credit facility, conforming changes were made to the 2023 Term Loan and 2019 Term Loan.

The Company and Richard Agree, the Executive Chairman of the Company, are parties to a Reimbursement Agreement dated November 18, 2014. Pursuant to the Reimbursement Agreement, Mr. Agree has agreed to reimburse the Company for any loss incurred under the unsecured revolving credit facility in an amount not to exceed $14.0 million to the extent that the value of the Operating Partnership’s assets available to satisfy the Operating Partnership’s obligation under the revolving credit facility is less than $14.0 million.

Debt Maturities

The following table presents scheduled principal payments related to our debt as of March 31, 2019 (in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2019	$2,142	$39,791	$41,933
2020	1,100	2,767	3,867
2021 (1)	998	71,000	71,998
2022	1,060	—	1,060
2023	1,069	67,656	68,725
Thereafter	2,617	585,000	587,617
Total	$8,986	$766,214	$775,200

(1)The balloon payment balance includes the balance outstanding under the Credit Facility as of March 31, 2019. The Credit Facility matures in January 2021, with options to extend the maturity for one year at the Company’s election, subject to certain conditions.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured and secured recourse leverage ratios, minimum tangible net worth and consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum unencumbered interest expense ratio, and a maximum payout ratio. As of March 31, 2019, the most restrictive covenant was the minimum unencumbered interest expense ratio. We were in compliance with all of our loan covenants and obligations as of March 31, 2019.

Note 6 – Common and Preferred Stock

Shelf Registration

In June 2017, the Company filed an automatic shelf registration statement on Form S‑3, registering an unspecified amount at an indeterminant aggregate initial offering price of common stock, preferred stock, depositary shares and warrants. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

ATM Program

In May 2018, the Company entered into a $250.0 million at-the-market equity program (“ATM Program”) through which the Company may, from time to time, sell shares of common stock. In addition to selling shares of common stock, the Company may enter into forward sale agreements through its ATM Program.

During the year ended December 31, 2018, the Company issued 3,057,263 shares of common stock under the ATM Program.  During the three months ended March 31, 2019, the Company issued an additional 874,268 shares of common stock under this program at an average price of $66.79, realizing gross proceeds of approximately $58.4 million. The Company had approximately $10.4 million remaining under the ATM program as of March 31, 2019.

Forward Sale Agreement

In September 2018, the Company entered into a follow-on offering of 3,500,000 shares of common stock in connection with a forward sale agreement. As of March 31, 2019, the Company has not received proceeds from the sale of shares of its common stock by the forward purchaser. Selling common stock through the forward sale agreement enabled the Company to set the price of such shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the Company. The forward sale agreement is required to be settled no later than September 3, 2019.

Preferred Stock

During the three months ended March 31, 2019, the Company redesignated and reclassified all 200,000 authorized but unissued shares of the Company’s Series A Junior Participating Preferred Stock as authorized but unissued and unclassified shares of preferred stock, par value $.0001 per share, of the Company without further designation. The number of preferred shares the Company has the authority to issue remains at 4,000,000, all of which are unclassified and undesignated.

Note 7 – Dividends and Distribution Payable

On February 26, 2019, the Company declared a dividend of $0.555 per share (and distributions per unit) for the quarter ended March 31, 2019. The holders of limited partnership interests in the Operating Partnership (“OP Units”) were entitled to an equal distribution per OP Unit held as of March 29, 2019. The dividends and distributions payable were recorded as liabilities on the Company’s consolidated balance sheet at March 31, 2019. The dividend has been reflected as a reduction of stockholders’ equity and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. These amounts were paid on April 12, 2019. Dividends per share (and distributions per unit) declared for the quarter ended March 31, 2018 were $0.520.

Note 8 – Derivative Instruments and Hedging Activity

Background

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risk, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and, to a limited extent, the use of derivative instruments. For additional information regarding the leveling of our derivatives (refer to Note 10 – Fair Value Measurements).

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

Recent Activity

In March 2019, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100 million of long-term debt.  The Company is hedging its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period of one year. As of March 31, 2019, these interest rate swaps were valued as a liability of approximately $0.5 million.

Prior Derivative Transactions

In April 2012, the Company entered into an amortizing forward-starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 1.92%. The notional amount as of March 31, 2019 is $18.4 million. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of March 31, 2019, this interest rate swap was nominally valued as an asset.

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of March 31, 2019, this interest rate swap was valued as an asset of approximately $0.1 million.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of March 31, 2019, this interest rate swap was valued as an asset of approximately $0.2 million.

In September 2017, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of March 31, 2019, this interest rate swap was valued as an asset of approximately $1.2 million.

In December 2018, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $100.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 2.66%. This swap effectively converts $100.0 million of variable-rate borrowings to fixed-rate borrowings from December 27, 2018 to January 15, 2026. As of March 31, 2019, this interest rate swap was valued as a liability of approximately $3.0 million.

Recognition

On January 1, 2019, the Company adopted ASU No. 2017-12, "Targeted Improvements to Accounting for Hedging Activities", which provided changes in hedge accounting recognition and presentation requirements. We now recognize all changes in fair value for hedging instruments designated and qualifying for cash flow hedge accounting treatment as a component of Other Comprehensive Income (OCI), as opposed to previously recognizing the ineffective portion, if any, directly in earnings. Upon adoption, there were no adjustments to recognize relating to previously recorded derivatives transactions or amounts.  Net realized gains or losses resulting from derivatives that were settled in conjunction with planned fixed rate financings or refinancings continue to be included in accumulated OCI during the term of the hedged debt transaction.

Amounts reported in accumulated OCI related to currently outstanding interest rate derivatives are recognized as an adjustment to income as interest payments are made on our variable-rate debt. Realized gains or losses on settled derivative instruments included in accumulated OCI are recognized as an adjustment over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $0.4 million will be reclassified as a reduction to interest expense.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
	March 31,	December 31,	March 31,	December 31,
Interest Rate Derivatives	2019	2018	2019	2018
Interest Rate Swap	13	10	$258,353	$258,543

The table below presents the estimated fair value of the Company’s derivative financial instruments, as well as their classification in the consolidated balance sheets (in thousands).

	Asset Derivatives
	March 31, 2019	December 31, 2018
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	$1,440	$2,539

	Liability Derivatives
	March 31, 2019	December 31, 2018
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	$3,441	$1,135

The table below displays the effect of the Company’s derivative financial instruments in the consolidated statements of operations and other comprehensive loss for the three months ended March 31, 2019 and 2018 (in thousands).

				Location of
				Income/(Loss)
	Derivatives in			Reclassified from	Amount of Income/(Loss)
	Cash Flow			Accumulated OCI	Reclassified from
	Hedging	Amount of Income/(Loss) Recognized		into Income	Accumulated OCI into Expense
	Relationships	in OCI on Derivative (Effective Portion)		(Effective Portion)	(Effective Portion)
Three Months Ended March 31,		2019	2018		2019	2018

	Interest rate swaps	$(3,216)	$1,920	Interest Expense	$188	$(83)

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of March 31, 2019, the fair value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $2.5 million.

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheets.

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of March 31, 2019 and December 31, 2018.  The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the consolidated balance sheets (in thousands):

Offsetting of Derivative Assets as of March 31, 2019

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$1,440	$—	$1,440	$(966)	$—	$474

Offsetting of Derivative Liabilities as of March 31, 2019

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$3,441	$—	$3,441	$(966)	$—	$2,475

Offsetting of Derivative Assets as of December 31, 2018

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$2,539	$—	$2,539	$(575)	$—	$1,964

Offsetting of Derivative Liabilities as of December 31, 2018

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$1,135	$—	$1,135	$(575)	$—	$560

Note 9 – Discontinued Operations

There were no properties classified as discontinued operations for the three months ended March 31, 2019.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	Total Fair Value	Level 2
March 31, 2019
Derivative assets - interest rate swaps	$1,440	$1,440
Derivative liabilities - interest rate swaps	$3,441	$3,441

December 31, 2018
Derivative assets - interest rate swaps	$2,539	$2,539
Derivative liabilities - interest rate swaps	$1,135	$1,135

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

Fixed rate debt (including variable rate debt swapped to fixed, excluding the value of the derivatives) with carrying values of $700.7 million and $701.4 million as of March 31, 2019 and December 31, 2018, respectively, had fair values of approximately $713.8 million and $702.00 million, respectively. Variable rate debt’s fair value is estimated to be equal to the carrying values of $71.0 million and $19.0 million, as of March 31, 2019 and December 31, 2018, respectively.

Note 11 – Equity Incentive Plan

The Company estimates the fair value of restricted stock grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of March 31, 2019, there was $9.6 million of total unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.7 years. The Company used 0% for the forfeiture rate for determining the fair value of restricted stock.

The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

Restricted stock activity is summarized as follows:

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2018	212	$42.74
Restricted stock granted	52	$65.68
Restricted stock vested	(63)	$38.96
Unvested restricted stock at March 31, 2019	201	$50.31

Performance Units

On February 23, 2019 certain executive officers received performance units. Performance units are subject to a three-year performance period, at the conclusion of which, shares awarded are to be determined by the Company’s total shareholder return compared to the constituents of the MSCI US REIT Index and a defined peer group. 50% of the award is based upon the total shareholder return percentile rank versus the MSCI US REIT index for the three-year performance period; and 50%  of the award is based upon TSR percentile rank versus a specified net lease peer group for the three-year performance period. Vesting of the performance units following their issuance will occur ratably over a three-year period, with the initial vesting occurring immediately following the conclusion of the performance period such that all shares vest within five years of the original award date of February 23, 2019. The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model and compensation expense is amortized on an attribution method over a five-year period. The Monte Carlo simulation pricing model for the 2019 grants utilized the following assumptions: (i) expected term of 2.9 years (equal to the remaining performance measurement period at the grant date), (ii) volatility of 19.7% (based on historical volatility), (iii) dividend yield of 3.4% (based on the most recently paid dividend at grant date), (iv) risk-free rate of 2.5% (interpolated based on 2- and 3-year rates). Compensation expense related to performance units is determined at the grant date and is not adjusted throughout the measurement or vesting periods.

In 2018, the Company granted performance share awards. These shares have substantially identical terms to the performance unit awards granted in 2019.

As of March 31, 2019, there was $3.2 million of total unrecognized compensation costs related to the outstanding performance shares and units, which is expected to be recognized over a weighted average period of 4.4 years. The Company used 0% for the forfeiture rate for determining the fair value of performance shares and units.

Performance share and unit activity is summarized as follows:

	Target Number	Weighted Average
	of Awards	Grant Date
	(in thousands)	Fair Value
Performance shares at December 31, 2018	31	$47.73
Performance units granted	30	$65.66
Performance shares and units at March 31, 2019	61	$56.57

Note 12 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to March 31, 2019 through the date on which these financial statements were available to be issued to determine whether any of these events required disclosure in the financial statements.

There were no reportable subsequent events or transactions.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Interim Condensed Consolidated Financial Statements of Agree Realty Corporation (the “Company”), including the respective notes thereto, which are included in this Quarterly Report on Form 10‑Q.

Cautionary Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project,” or similar expressions. Forward-looking statements in this report include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated expenditures of capital, and other matters. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations, include, but are not limited to: the global and national economic conditions and changes in general economic, financial and real estate market conditions; changes in our business strategy; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; our ability to re-lease space as leases expire; loss or bankruptcy of one or more of our major tenants; our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes and the limitations imposed on our business by our status as a REIT; and legislative or regulatory changes, including changes to laws governing REITs. The factors included in this report, including the documents incorporated by reference, and documents the Company subsequently files or furnishes with the Securities and Exchange Commission are not exhaustive and additional factors could cause actual results to differ materially from that described in the forward-looking statements. For a discussion of additional risk factors, see the factors included under the caption “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2018. All forward-looking statements are based on information that was available, and speak only, as of the date on which they were made. Except as required by law, the Company disclaims any obligation to review or update these forward–looking statements to reflect events or circumstances as they occur.

Overview

We are a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. We were founded in 1971 by our current Executive Chairman, Richard Agree, and our common stock was listed on the New York Stock Exchange (“NYSE”) in 1994. Our assets are held by, and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 99.1% interest as of March 31, 2019.

As of March 31, 2019, our portfolio consisted of 694 properties located in 46 states and totaling approximately 11.9 million square feet of gross leasable area (“GLA”). As of March 31, 2019, our portfolio was approximately 99.7% leased and had a weighted average remaining lease term of approximately 10.2 years. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

First Quarter 2019 Highlights

During the three months ended March 31, 2019, the Company acquired 48 retail net lease assets for approximately $141.7 million, which includes acquisition and closing costs. These properties are located in 22 states and are leased to 24 different tenants operating in 16 diverse retail sectors for a weighted average lease term of approximately 12.8 years. The underwritten weighted average capitalization rate on the Company’s first quarter 2018 acquisitions was approximately 7.0%.

During the three months ended March 31, 2019, the Company sold two properties for net proceeds of $9.8 million and recorded a net gain of $3.4 million.

During the three months ended March 31, 2019, the Company issued 874,268 shares of common stock under the ATM Program at an average price of $66.79, realizing gross proceeds of approximately $58.4 million.

Recent Accounting Pronouncements

Refer to Note 2 to the March 31, 2019 Interim Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles  generally accepted in the United States of America (“GAAP”) requires the Company’s management to use judgment in the application of accounting policies, including making estimates and assumptions. Management bases estimates on the best information available at the time, its experience, and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting principles would have been applied, resulting in a different presentation of the interim consolidated financial statements. From time to time, the Company may re-evaluate its estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of the Company’s critical accounting policies is included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018. The Company has not made any material changes to these policies during the periods covered by this quarterly report.

Results of Operations

Comparison of Three Months Ended March 31, 2019 to Three Months Ended March 31, 2018

Rental income increased $10.0 million, or 31%, to $42.3 million for the three months ended March 31, 2019, compared to $32.3 million for the three months ended March 31, 2018.  The increase was due to the ownership of additional properties in the first quarter of 2019 compared to the first quarter of 2018.

Real estate taxes increased $1.2 million, or 52%, to $3.6 million for the three months ended March 31, 2019, compared to $2.4 million for the three months ended March 31, 2018.  The increase was due to the ownership of additional properties in the first quarter of 2019 compared to the first quarter of 2018 for which we remit real estate taxes and are reimbursed by tenants.

Property operating expenses increased $0.2 million, or 15%, to $1.7 million for the three months ended March 31, 2019, compared to $1.5 million for the three months ended March 31, 2018. The increase was due to the ownership of additional properties in the first quarter of 2019 compared to the first quarter of 2018.

General and administrative expenses increased $1.0 million, or 35%, to $4.0 million for the three months ended March 31, 2019, compared to $2.9 million for the three months ended March 31, 2018.  The increase was primarily the result of increased employee headcount, increased compensation costs under the equity incentive program, and increased professional costs.  General and administrative expenses as a percentage of total revenue increased to 9.1% in the first quarter of 2019 from 8.9% in the first quarter of 2018.

Depreciation and amortization increased $2.1 million, or 27%, to $9.9 million for the three months ended March 31, 2019, compared to $7.8 million for the three months ended March 31, 2018.  The increase was primarily due to the ownership of additional properties in the first quarter of 2019 compared to the first quarter of 2018.

Provision for impairment increased to $0.4 million for the three months ended March 31, 2019, compared to $0.0 million for the three months ended March 31, 2018. Provisions for impairment reflect the amount by which current book value exceeds estimated fair value and are not necessarily comparable period-to-period.

Interest expense increased $2.1 million, or 38%, to $7.6 million for the three months ended March 31, 2019, compared to $5.5 million for the three months ended March 31, 2018.  The increase in interest expense was primarily a result of higher levels of borrowings in the first quarter of 2019 to finance the acquisition and development of additional properties in comparison to the first quarter of 2018 financings.

Income tax expense (benefit) decreased $0.3 million to ($0.2) million for the three months ended March 31, 2019, compared to $0.1 million for the three months ended March 31, 2018. The decrease was a result of a one-time credit of $0.5 million to reflect a reduction in the Company’s deferred tax liability of one of the Company’s taxable REIT subsidiaries.

Gain on sale of assets decreased $1.2 million, or 25%, to $3.4 million for the three months ended March 31, 2019, compared to $4.6 million for the three months ended March 31, 2018.  Gains on sales of assets are dependent on levels of disposition activity and the assets’ bases relative to their sales prices.  As a result, such gains are not necessarily comparable period-to-period.

Net income increased $2.1 million, or 8%, to $18.7 million for the three months ended March 31, 2019, compared to $16.6 million for the three months ended March 31, 2018.  The change was the result of items discussed above, including changes in non-cash amounts such as gain on the sale of assets, provision for impairments and depreciation and amortization expense.

Liquidity and Capital Resources

Our principal demands for funds include payment of operating expenses, payment of principal and interest on our outstanding indebtedness, distributions to our shareholders and future property acquisitions and development.

We expect to meet our short-term liquidity requirements through cash provided from operations and borrowings under our revolving credit facility. As of March 31, 2019, available cash and cash equivalents was $22.3 million. As of March 31, 2019, we had $71.0 million outstanding on our revolving credit facility and $254.0 million was available for future borrowings, subject to our compliance with covenants. We anticipate funding our long-term capital needs through cash provided from operations, borrowings under our revolving credit facility, the issuance of debt and common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

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

During the year ended December 31, 2018, the Company issued 3,057,263 shares of common stock under the ATM Program.  During the three months ended March 31, 2019, the Company issued an additional 874,268 shares of common stock under this program at an average price of $66.79, realizing gross proceeds of approximately $58.4 million. The Company had approximately $10.4 million remaining under the ATM program as of March 31, 2019.

Capitalization

As of March 31, 2019, the Company’s total market capitalization was approximately $3.4 billion. Market capitalization consisted of $2.7 billion of common equity (based on the March 29, 2019 closing price on the NYSE of $69.34 per common share and assuming the conversion of operating partnership units in the Operating Partnership (“OP units”) and $775.2 million of total gross debt, including (i) $60.8 million of mortgage notes payable; (ii) $258.4 million of unsecured term loans; (iii) $385.0 million of senior unsecured notes; and (iv) $71.0 million of borrowings under our revolving credit facility. Our ratio of total debt to total market capitalization was 22.5% at March 31, 2019.

At March 31, 2019, the non-controlling interest in the Operating Partnership represented ownership of 0.9% of the Operating Partnership. The OP Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged OP Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all OP Units, there would have been 38,802,401 shares of common stock outstanding at March 31, 2019.

Debt

The below table summarizes the Company’s outstanding debt for the periods ended March 31, 2019 and December 31, 2018 (in thousands):

	Interest		Principal Amount Outstanding
Senior Unsecured Revolving Credit Facility	Rate	Maturity	March 31, 2019	December 31, 2018
Credit Facility (1)	3.49%	January 2021	$71,000	$19,000
Total Credit Facility			$71,000	$19,000

Unsecured Term Loans (2)
2019 Term Loan	3.62%	May 2019	$18,353	$18,543
2023 Term Loan	2.40%	July 2023	40,000	40,000
2024 Term Loan Facility	3.09%	January 2024	65,000	65,000
2024 Term Loan Facility	3.20%	January 2024	35,000	35,000
2026 Term Loan	4.26%	January 2026	100,000	100,000
Total Unsecured Term Loans			$258,353	$258,543

Senior Unsecured Notes (2)
2025 Senior Unsecured Notes	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Notes	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	September 2030	125,000	125,000
Total Senior Unsecured Notes			$385,000	$385,000

Mortgage Notes Payable (2)
Single Asset Mortgage Loan	3.32%	October 2019	21,500	21,500
Portfolio Mortgage Loan	6.90%	January 2020	1,491	1,922
Single Asset Mortgage Loan	6.24%	February 2020	2,848	2,872
CMBS Portfolio Loan	3.60%	January 2023	23,640	23,640
Single Asset Mortgage Loan	5.01%	September 2023	4,914	4,960
Portfolio Credit Tenant Lease	6.27%	July 2026	6,454	6,626
Total Mortgage Notes Payable			$60,847	$61,519

Total Principal Amount Outstanding			$775,200	$724,063

(1)	The annual interest rate of the Credit Facility assumes one month LIBOR as of March 31, 2019 of 2.49%.
(2)	Interest rate includes the effects of variable interest rates that have been swapped to fixed interest rates.

Upcoming Maturities

The 2019 Term Loan matures in May 2019. We expect to use proceeds from our revolving credit facility to finance the debt maturity.

The Single Asset Mortgage Loan associated with a 2017 asset acquisition matures in October 2019. We expect to use proceeds from our revolving credit facility to finance the debt maturity.

As of March 31st, 2019, $254.0 million was available for borrowing under the revolving credit facility. The total expected cash outlay for 2019 debt maturities is approximately $39.8 million.

Senior Unsecured Revolving Credit Facility

In December 2016, the Company amended and restated the credit agreement (the “Credit Agreement”) that governs the Company’s senior unsecured revolving credit facility and the Company’s unsecured term loan facility to increase the aggregate borrowing capacity to $350.0 million. In July 2018, the Company elected to pursue commitments under the accordion option outlined in its senior unsecured revolving credit facility to increase the revolving commitments by $75.0 million, raising the total revolving commitments under the amended and restated credit agreement from $250.0 million to $325.0 million. Including the increased commitments, the amended and restated credit agreement provides for a $325.0 million unsecured revolving credit facility, a $65.0 million unsecured term loan facility and a $35.0 million unsecured term loan facility (referenced below as 2024 Term Loan Facilities). The unsecured revolving credit facility matures January 2021 with options to extend the maturity date to January 2022. The 2024 Term Loan Facilities mature January 2024. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement up to $500.0 million, subject to lender approval.

Borrowings under the revolving credit facility bear interest at LIBOR plus 85 to 155 basis points, depending on the Company’s credit rating. Additionally, the Company is required to pay a facility fee at an annual rate of 0 to 55 basis points of the total amount of the revolving credit facility, depending on the Company’s credit rating. The Credit Agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of March 31, 2019, and December 31, 2018, the Company had $71.0 million and $19.0 million of outstanding borrowings under the revolving credit facility, respectively, bearing weighted average interest rates of approximately 3.49% and 3.38%, respectively. As of March 31, 2019, $254.0 million was available for borrowing under the revolving credit facility and the Company was in compliance with the credit agreement covenants.

Unsecured Term Loan Facilities

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matures May 2019 (the “2019 Term Loan”). Borrowings under the 2019 Term Loan are priced at LIBOR plus 170 basis points. In order to fix LIBOR on the 2019 Term Loan at 1.92% until maturity, the Company had an interest rate swap agreement in place, which was assigned by the lender under the Mortgage Note to the 2019 Term Loan lender. As of March 31, 2019, $18.4 million was outstanding under the 2019 Term Loan bearing an all-in interest rate of 3.62%, including the swap.

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures July 2023 (the “2023 Term Loan”). Borrowings under the 2023 Term Loan are priced at LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap to fix LIBOR at 140 basis points until maturity. As of March 31, 2019, $40.0 million was outstanding under the 2023 Term Loan, which was subject to an all-in interest rate of 2.40%, including the swap.

The amended and restated credit agreement, described above, extended the maturity dates of the $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility (together, the “2024 Term Loan Facilities”) to January 2024. In connection with entering into the amended and restated credit agreement, the prior notes evidencing the existing $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at a variable LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company utilized existing interest rate swaps to effectively fix the LIBOR at 213 basis points until maturity (refer to Note 7 – Derivative Instruments and Hedging Activity). As of March 31, 2019, $100.0 million was outstanding under the 2024 Term Loan Facilities bearing an all-in interest rate of 3.13%, including the swap.

In December 2018, the Company entered into a $100.0 million unsecured term loan facility that matures January 2026 (the “2026 Term Loan”). Borrowings under the 2026 Term Loan are priced at LIBOR plus 145 to 240 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap to fix LIBOR at 266 basis points until maturity. As of March 31, 2019, $100.0 million was outstanding under the 2026 Term Loan, which was subject to an all-in interest rate of 4.26%, including the swap.

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

Mortgage Notes Payable

As of March 31, 2019, the Company had total gross mortgage indebtedness of $60.8 million, with a weighted average term to maturity of 2.8 years. Including our mortgages that have been swapped to a fixed interest rate, our weighted average interest rate on mortgage debt was 4.10%.

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

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured and secured recourse leverage ratios, minimum tangible net worth and consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum unencumbered interest expense ratio, and a maximum payout ratio. As of March 31, 2019, the most restrictive covenant was the minimum unencumbered interest expense ratio. We were in compliance with all of our loan covenants and obligations as of March 31, 2019.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2019 (in thousands):

	Remainder of
	2019	2020	2021	2022	2023	Thereafter	Total
Mortgage Notes Payable	$23,579	$3,867	$998	$1,060	$28,726	$2,617	$60,847
Revolving Credit Facility	—	—	71,000	—	—	—	71,000
Unsecured Term Loans	18,353	—	—	—	40,000	200,000	258,353
Senior Unsecured Notes	—	—	—	—	—	385,000	385,000
Land Lease Obligations	934	1,245	1,191	965	965	35,884	41,184
Estimated Interest Payments on Outstanding Debt (1)	19,283	28,840	26,298	26,132	24,746	91,934	217,233
Total	$62,149	$33,952	$99,487	$28,157	$94,437	$715,435	$1,033,617

(1)

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

Dividends

During the quarter ended March 31, 2019, the Company declared a quarterly dividend of $0.555 per share. The cash dividend was paid on April 12, 2019 to holders of record on March 29, 2019.

Non-GAAP Financial Measures

Funds from Operations (“FFO or “Nareit FFO”)

FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“Nareit”) to mean net income computed in accordance with GAAP, excluding gains (or losses) from sales of real estate assets and/or changes in control, plus real estate related depreciation and amortization and any impairment charges on depreciable real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider FFO to be helpful in evaluating a real estate company’s operations.

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

Core Funds from Operations (“Core FFO”)

The Company defines Core FFO as Nareit FFO with the addback of noncash amortization of above- and below- market lease intangibles. Under GAAP and Nareit’s definition of FFO, lease intangibles created upon acquisition of a net lease must be amortized over the remaining term of the lease. The Company believes that by recognizing amortization charges for above- and below-market lease intangibles, the utility of FFO as a financial performance measure can be diminished.  Management believes that its measure of Core FFO facilitates useful comparison of performance to its peers who predominantly transact in sale-leaseback transactions and are thereby not required by GAAP to allocate purchase price to lease intangibles.  Unlike many of its peers, the Company has acquired the substantial majority of its net leased properties through acquisitions of properties from third parties or in connection with the acquisitions of ground leases from third parties.

Core FFO should not be considered an alternative to net income as the primary indicator of the Company’s operating performance, or as an alternative to cash flow as a measure of liquidity. Further, the Company’s presentation of Core FFO is not necessarily comparable to similarly titled measures of other REITs due to the fact that all REITs may not use the same definition.

Adjusted Funds from Operations (“AFFO”)

AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. AFFO further adjusts FFO and Core FFO for certain non-cash and/or infrequently recurring items that reduce or increase net income in accordance with GAAP. Management considers AFFO a useful supplemental measure of the Company’s performance, however, AFFO should not be considered an alternative to net income as an indication of the Company’s performance, or to cash flow as a measure of liquidity or ability to make distributions. The Company’s computation of AFFO may differ from the methodology for calculating AFFO used by other equity REITs, and therefore may not be comparable to such other REITs.

Reconciliations

The following table provides a reconciliation from net income to FFO, Core FFO and AFFO for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Reconciliation from Net Income to Funds from Operations
Net income	$18,516	$16,636
Depreciation of rental real estate assets	7,643	5,654
Amortization of lease intangibles - in-place leases and leasing costs	2,157	2,085
Provision for impairment	416	—
Gain on sale of assets	(3,427)	(4,598)
Funds from Operations	$25,305	$19,777

Amortization of above (below) market lease intangibles, net	3,276	2,243
Core Funds from Operations	$28,581	$22,020

Straight-line accrued rent	(1,498)	(1,113)
Deferred tax expense (benefit)	(475)	—
Stock based compensation expense	913	692
Amortization of financing costs	156	166
Non-real estate depreciation	64	22
Adjusted Funds from Operations	$27,741	$21,787

Funds from Operations Per Share - Diluted	$0.65	$0.63
Core Funds from Operations Per Share - Diluted	$0.74	$0.71
Adjusted Funds from Operations Per Share - Diluted	$0.72	$0.70

Weighted average shares and OP units outstanding
Basic	37,835,470	31,149,090
Diluted	38,667,926	31,198,677

Additional supplemental disclosure
Scheduled principal repayments	$863	$820
Capitalized interest	$90	$144
Capitalized building improvements	$34	$34

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk

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

($ in thousands)

	2019	2020	2021	2022	2023	Thereafter	Total
Mortgage Notes Payable	$23,579	$3,867	$998	$1,060	$28,726	$2,617	$60,847
Average Interest Rate	3.61%	6.21%	6.02%	6.02%	3.89%	6.27%

Unsecured Revolving Credit Facility (1)	$—	$—	$71,000	$—	$—	$—	$71,000
Average Interest Rate			3.49%

Unsecured Term Loans	$18,353	$—	$—	$—	$40,000	$200,000	$258,353
Average Interest Rate	3.62%				2.40%	2.86%

Senior Unsecured Notes	$—	$—	$—	$—	$—	$385,000	$385,000
Average Interest Rate						4.27%

(1)

The balloon payment balance includes the balance outstanding under the Credit Facility as of March 31, 2019. The Credit Facility matures in January 2021, with options to extend the maturity for one year at the Company’s election, subject to certain conditions.

The fair value is estimated to be $61.3 million, $255.0 million and $397.4 million for mortgage notes payable, unsecured term loans and senior unsecured notes, respectively, as of March 31, 2019.

The table above incorporates those exposures that exist as of March 31, 2019; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In April 2012, the Company entered into an amortizing forward-starting interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $22.3 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.92%. The notional amount as of March 31, 2019 is $18.4 million. This swap effectively converted $22.3 million of variable-rate borrowings to fixed-rate borrowings from July 1, 2013 to May 1, 2019. As of March 31, 2019, this interest rate swap was valued as an asset of approximately $0.0 million.

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of March 31, 2019, this interest rate swap was valued as an asset of approximately $0.1 million.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of March 31, 2019, this interest rate swap was valued as an asset of approximately $0.2 million.

In September 2017, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of March 31, 2019, this interest rate swap was valued as an asset of approximately $1.2 million.

In December 2018, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $100.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.66%. This swap effectively converts $100.0 million of variable-rate borrowings to fixed-rate borrowings from December 27, 2018 to January 15, 2026. As of March 31, 2019, this interest rate swap was valued as a liability of approximately $3.0 million.

In March 2019, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $100 million of forecasted issuances of long-term debt.  Under the terms of the interest rate swap agreements, the Company will receive from the counterparties interest on the notional amount based on three month LIBOR and will pay to the counterparties a fixed rate of 2.51%, effective beginning October 1, 2019.  The maturity date of the swaps is October 1, 2031.  As of March 31, 2019, these interest rate swaps were valued as a liability of approximately $0.5 million.

We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of March 31, 2019.

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

ITEM 1A.     Risk Factors

There have been no material changes from our risk factors set forth under Item 1A of Part 1 of our most recently filed Form 10‑K.

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.        Defaults upon Senior Securities

None.

ITEM 4.        Mine Safety Disclosures

Not applicable.

ITEM 5.        Other Information

On April 22, 2019, Agree Realty Corporation (the “Company”) adopted a form of performance unit award notice (the “PSU Agreement”) for certain incentive awards to employees commencing in 2019 under the Company’s 2014 Omnibus Incentive Plan (as amended from time to time, the “Plan”). Each participant receiving an award under a PSU Agreement will receive an award of performance units (“Company PSUs”) under the Plan, subject to forfeiture and the restrictions set forth therein. The PSU Agreement provides for a performance term, and the participant must generally remain continuously employed with the Company or its subsidiary through the certification date to receive the Company PSUs. 50% of each grant vests based on relative annualized total shareholder return compared to constituent companies comprising the MSCI US REIT index and the remaining 50% of each grant vests based on relative annualized total shareholder return of certain designated peer companies over the performance period.  Once performance measures have been certified, any restricted shares awarded will be subject to the terms and conditions of the Company’s standard form restricted stock award agreement.  The Company PSUs are subject to accelerated vesting in the event of a Change in Control where the acquirer/successor company does not assume or substitute such award or in the event of a termination without Cause or termination for Good Reason within twenty-four months following a Change in Control where the acquirer successor company assumes or substitutes such award. For purposes of the PSU Agreement, Change in Control, Cause and Good Reason have the meanings given to such terms in the PSU Agreement or the Plan. A copy of the PSU Agreement is filed herewith as Exhibit 10.1. The summary set forth above is qualified in its entirety by reference to Exhibit 10.1.

ITEM 6.        EXHIBITS

3.1	Articles Supplementary of Agree Realty Corporation, dated February 26, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 28, 2019)

3.2

First Amendment to Amended and Restated Bylaws of Agree Realty Corporation, effective February 26, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 28, 2019)

*10.1	Form of Performance Unit Award Notice

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Clayton R. Thelen, Chief Financial Officer

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Clayton R. Thelen, Chief Financial Officer

*101

The following materials from Agree Realty Corporation’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

*     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Agree Realty Corporation

/s/ JOEL N. AGREE
Joel N. Agree
President and Chief Executive Officer

/s/ CLAYTON R. THELEN
Clayton R. Thelen
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: April 22, 2019