Form 10-Q
period 2019-06-30
AGREE REALTY CORP
filed 2019-07-22
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019, or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-12928

AGREE REALTY CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	38-3148187
State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization

70 E. Long Lake Road, Bloomfield Hills, Michigan 48304

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (248) 737-4190

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	ADC	New York Stock Exchange

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

Large Accelerated Filer	☒	Accelerated Filer	◻	Non-accelerated Filer	◻	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of July 19, 2019, the Registrant had 41,967,223 shares of common stock issued and outstanding.

AGREE REALTY CORPORATION

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

	June 30,	December 31,
	2019	2018

ASSETS
Real Estate Investments
Land	$638,946	$553,704
Buildings	1,375,773	1,194,985
Less accumulated depreciation	(112,951)	(100,312)
	1,901,768	1,648,377
Property under development	16,950	12,957
Net Real Estate Investments	1,918,718	1,661,334

Real Estate Held for Sale, net	2,074	—

Cash and Cash Equivalents	5,520	53,955

Cash Held in Escrows	16,909	20

Accounts Receivable - Tenants	24,914	21,547

Lease intangibles, net of accumulated amortization of
$74,995 and $62,543 at June 30, 2019 and December 31, 2018, respectively	307,303	280,153

Other Assets, net	29,005	11,180

Total Assets	$2,304,443	$2,028,189

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

	June 30,	December 31,
	2019	2018
LIABILITIES
Mortgage Notes Payable, net	$59,670	$60,926

Unsecured Term Loans, net	237,980	256,419

Senior Unsecured Notes, net	384,143	384,064

Unsecured Revolving Credit Facility	54,000	19,000

Dividends and Distributions Payable	24,119	21,031

Accounts Payable, Accrued Expenses, and Other Liabilities	48,700	21,045

Lease intangibles, net of accumulated amortization of
$17,426 and $15,177 at June 30, 2019 and December 31, 2018, respectively	27,908	27,218

Total Liabilities	836,520	789,703

EQUITY
Common stock, $.0001 par value, 90,000,000 shares authorized, 41,967,282 and 37,545,790 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	4	4
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized	—	—
Additional paid-in-capital	1,522,644	1,277,592
Dividends in excess of net income	(51,298)	(42,945)
Accumulated other comprehensive income (loss)	(5,711)	1,424

Total Equity - Agree Realty Corporation	1,465,639	1,236,075
Non-controlling interest	2,284	2,411
Total Equity	1,467,923	1,238,486

Total Liabilities and Equity	$2,304,443	$2,028,189

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues
Rental Income	$44,875	$33,076	$87,219	$65,308
Other	45	92	49	138
Total Revenues	44,920	33,168	87,268	65,446

Operating Expenses
Real estate taxes	3,720	2,624	7,342	5,001
Property operating expenses	1,496	1,238	3,235	2,755
Land lease expense	372	176	568	339
General and administrative	3,880	3,110	7,914	6,018
Depreciation and amortization	10,836	8,046	20,700	15,806
Provision for impairment	1,193	1,163	1,609	1,163
Total Operating Expenses	21,497	16,357	41,368	31,082

Income from Operations	23,423	16,811	45,900	34,364

Other (Expense) Income
Interest expense, net	(7,455)	(5,961)	(15,012)	(11,426)
Gain (loss) on sale of assets, net	2,949	2,434	6,376	7,032
Income tax expense	(195)	(216)	(26)	(266)
Net Income	18,722	13,068	37,238	29,704

Less Net Income Attributable to Non-Controlling Interest	158	145	327	329

Net Income Attributable to Agree Realty Corporation	$18,564	$12,923	$36,911	$29,375

Net Income Per Share Attributable to Agree Realty Corporation
Basic	$0.45	$0.42	$0.94	$0.95
Diluted	$0.45	$0.41	$0.92	$0.94

Other Comprehensive Income
Net income	$18,722	$13,068	$37,238	$29,704
Other Comprehensive Income (Loss) - Change in Fair Value and Settlement of Interest Rate Swaps	(3,794)	792	(7,199)	2,712
Total Comprehensive Income	14,928	13,860	30,039	32,416
Less Comprehensive Income Attributable to Non-Controlling Interest	125	154	264	359

Comprehensive Income Attributable to Agree Realty Corporation	$14,803	$13,706	$29,775	$32,057

Weighted Average Number of Common Shares Outstanding - Basic	40,612,372	30,821,185	39,058,743	30,811,383

Weighted Average Number of Common Shares Outstanding - Diluted	41,141,659	31,222,221	39,745,337	31,036,694

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2018	37,545,790	$4	$1,277,592	$(42,945)	$1,424	$2,411	$1,238,486
Issuance of common stock, net of issuance costs	874,268	—	57,845	—	—	—	57,845
Repurchase of common shares	(21,868)	—	(1,398)	—	—	—	(1,398)
Issuance of restricted stock under the Omnibus Incentive Plan	56,592	—	—	—	—	—	—
Stock-based compensation	—	—	913	—	—	—	913
Dividends and distributions declared for the period	—	—	—	(21,342)	—	(193)	(21,535)
Other comprehensive income (loss) - change in fair value of interest rate swaps	—	—	—	—	(3,374)	(31)	(3,405)
Net income	—	—	—	18,347	—	169	18,516
Balance, March 31, 2019	38,454,782	$4	$1,334,952	$(45,940)	$(1,950)	$2,356	$1,289,422
Issuance of common stock, net of issuance costs	3,512,500	—	186,667	—	—	—	186,667
Stock-based compensation	—	—	1,025	—	—	—	1,025
Dividends and distributions declared for the period	—	—	—	(23,922)	—	(197)	(24,119)
Other comprehensive income (loss) - change in fair value and settlement of interest rate swaps	—	—	—	—	(3,761)	(33)	(3,794)
Net income	—	—	—	18,564	—	158	18,722
Balance, June 30, 2019	41,967,282	$4	$1,522,644	$(51,298)	$(5,711)	$2,284	$1,467,923

Cash dividends declared per:
Common shares - for the three months ended March 31, 2019		$0.555
Common shares - for the three months ended June 30, 2019		$0.570

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2017	31,004,900	$3	$936,046	$(28,763)	$1,375	$2,529	$911,190
Issuance of common stock, net of issuance costs	—	—	(93)	—	—	—	(93)
Repurchase of common shares	(22,071)	—	(1,074)	—	—	—	(1,074)
Issuance of restricted stock under the Omnibus Incentive Plan	50,841	—	—	—	—	—	—
Forfeiture of restricted stock	(411)	—	—	—	—	—	—
Stock-based compensation	—	—	602	—	—	—	602
Dividends and distributions declared for the period	—	—	—	(16,137)	—	(181)	(16,318)
Other comprehensive income (loss) - change in fair value of interest rate swaps	—	—	—	—	1,899	21	1,920
Net income	—	—	—	16,451	—	185	16,636
Balance, March 31, 2018	31,033,259	$3	$935,481	$(28,449)	$3,274	$2,554	$912,863
Issuance of common stock, net of issuance costs	—	—	(339)	—	—	—	(339)
Stock-based compensation	—	—	686	—	—	—	686
Dividends and distributions declared for the period	—	—	—	(16,759)	—	(187)	(16,946)
Other comprehensive income (loss) - change in fair value and settlement of interest rate swaps	—	—	—	—	783	9	792
Net income	—	—	—	12,924	—	144	13,068
Balance, June 30, 2018	31,033,259	$3	$935,828	$(32,284)	$4,057	$2,520	$910,124

Cash dividends declared per:
Common shares - for the three months ended March 31, 2018		$0.520
Common shares - for the three months ended June 30, 2018		$0.540

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities
Net income	$37,238	$29,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,700	15,806
Amortization from above (below) lease intangibles, net	6,501	4,756
Amortization from financing and credit facility costs	650	500
Stock-based compensation	1,938	1,288
Provision for impairment	1,609	1,163
Settlement of interest rate swap	802	—
(Gain) loss on sale of assets	(6,376)	(7,032)
(Increase) decrease in accounts receivable	(3,837)	(4,143)
(Increase) decrease in other assets	(963)	(754)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	(663)	(4,250)
Net Cash Provided by Operating Activities	57,599	37,038

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(320,930)	(199,608)
Development of real estate investments and other assets
(including capitalized interest of $203 in 2019 and $292 in 2018)	(10,363)	(8,818)
Payment of leasing costs	(224)	(10)
Net proceeds from sale of assets	26,803	30,385
Net Cash Used In Investing Activities	(304,714)	(178,051)

Cash Flows from Financing Activities
Proceeds (costs) from common stock offerings, net	244,512	(432)
Repurchase of common shares	(1,398)	(1,074)
Unsecured revolving credit facility borrowings (repayments), net	35,000	152,000
Payments of mortgage notes payable	(1,353)	(26,267)
Payments of unsecured term loans	(18,543)	(381)
Dividends paid	(42,180)	(32,260)
Distributions to Non-Controlling Interest	(386)	(361)
Payments for financing costs	(83)	(8)
Net Cash Provided by Financing Activities	215,569	91,217

Net Increase (Decrease) in Cash and Cash Equivalents	(31,546)	(49,796)
Cash and cash equivalents and cash held in escrow, beginning of period	53,975	58,782
Cash and cash equivalents and cash held in escrow, end of period	$22,429	$8,986

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$15,510	$10,842
Cash paid for income tax	$748	$368

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Operating lease right of use assets added upon implementation of leases standard on January 1, 2019	$7,505	$—
Additional operating lease right of use assets added under new ground leases after January 1, 2019	$12,167	$—
Dividends and limited partners’ distributions declared and unpaid	$24,119	$16,946
Accrual of development, construction and other real estate investment costs	$6,588	$570

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

Our assets are held by, and all of our operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.2% interest as of June 30, 2019. Under the partnership agreement of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the "Company," “Management,” "we,” “our” or "us" refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three and six months ended June 30, 2019 may not be indicative of the results that may be expected for the year ending December 31, 2019. Amounts as of December 31, 2018 included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2018.

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

The Company recognizes above- and below-market lease intangibles in connection with most acquisitions of real estate (see Accounting for Acquisitions of Real Estate below).  The capitalized above- and below-market lease intangibles are amortized over the remaining term of the related leases.  The Company historically presented this amortization as a component of Depreciation and Amortization expense within the Consolidated Statement of Income and Comprehensive Income.  During 2019, the Company changed this classification to recognize this amortization as an adjustment of Rental Income.  The prior period results have been reclassified to conform to the current year classification.  The Company incurred amortization of capitalized above- and below-market lease intangibles of $3.2 million and $2.5 million for the three months ended June 30, 2019 and 2018, respectively and $6.5 million and $4.8 million for the six months ended June 30, 2019 and 2018, respectively.

Certain other reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net income or shareholders’ equity as previously reported.

Segment Reporting

The Company is primarily in the business of acquiring, developing and managing retail real estate which is considered to be one reportable segment. The Company has no other reportable segments.

Real Estate Investments

The Company records the acquisition  of real estate at cost, including  acquisition and closing costs. For properties developed by the Company, all direct and indirect costs related  to planning,  development  and construction,  including interest, real estate taxes  and other miscellaneous  costs incurred  during the construction period, are capitalized for financial  reporting  purposes and recorded as property under development until construction has been completed.  Assets are classified as held for sale based on specific criteria as outlined  in ASC 360, Property, Plant & Equipment. Properties classified as “held for sale” are recorded at the lower of their carrying value or their fair value, less anticipated selling costs. Any properties classified as held for sale are not depreciated. Assets are generally classified as held for sale once management has actively  engaged in marketing  the asset and has received a firm purchase commitment  that is expected to close within one year. The Company classified one operating property as held for sale at June 30, 2019, the assets for which are separately presented in the Condensed Consolidated Balance Sheet.

Real estate held for sale consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018

Land	$1,104	$-
Building	2,043	-
	3,147	-
Accumulated depreciation and amortization	(1,073)	-
Total Real Estate Held for Sale, net	$2,074	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We had $21.3 million and $52.7 million in cash and cash held in escrow as of June 30, 2019 and December 31, 2018, respectively, in excess of the FDIC insured limit.

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

The Company’s leases provide for reimbursement from tenants for common area maintenance (“CAM”), insurance, real estate taxes and other operating expenses. A portion of our operating cost reimbursements is estimated each period and is recognized as revenue in the period the recoverable costs are incurred and accrued. Receivables from operating cost reimbursements are included in our Accounts Receivable - Tenants line item in our condensed consolidated balance sheets. The balance of unbilled operating cost reimbursement receivable at June 30, 2019 and December 31, 2018 was $2.7 million and $3.3 million, respectively.

In addition, many of the Company’s leases contain escalations for which we recognize revenue on a straight-line basis over the non-cancelable lease term. This method results in revenue in the early years of a lease being higher than actual cash received, creating a straight-line rental income receivable asset which is included in the Accounts Receivable - Tenants line item in our condensed consolidated balance sheets. The balance of straight-line rental income receivables at June 30, 2019 and December 31, 2018 was $19.4 million and $16.7 million, respectively. To the extent any of the tenants under these leases becomes unable to pay its contractual cash rents, the Company may be required to write-off the straight-line receivable from the tenants, which would reduce rental income.

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

The following schedule summarizes the Company’s amortization of deferred expenses for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Deferred Financing Costs	$143	$101	$285	$202
Leasing Costs	81	41	161	84
Lease Intangibles (In-place)	2,392	2,014	4,443	4,006
Lease Intangibles (Above-Market)	4,360	3,619	8,734	6,963
Lease Intangibles (Below-Market)	(1,135)	(1,106)	(2,233)	(2,207)
Total	$5,841	$4,669	$11,390	$9,048

The following schedule represents estimated future amortization of deferred expenses as of June 30, 2019 (in thousands):

	2019
Year Ending December 31,	(remaining)	2020	2021	2022	2023	Thereafter	Total

Deferred Financing Costs	$271	$542	$28	$—	$—	$—	$841
Leasing Costs	161	402	383	371	313	1,085	2,715
Lease Intangibles (In-place)	5,303	10,077	9,566	8,753	8,077	47,936	89,712
Lease Intangibles (Above-Market)	8,685	17,580	17,391	17,098	16,298	140,539	217,591
Lease Intangibles (Below-Market)	(2,332)	(4,585)	(4,263)	(3,364)	(2,793)	(10,571)	(27,908)
Total	$12,088	$24,016	$23,105	$22,858	$21,895	$178,989	$282,951

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

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income attributable to Agree Realty Corporation	$18,564	$12,923	$36,911	$29,375
Less: Income attributable to unvested restricted shares	(89)	(88)	(185)	(201)
Net income used in basic and diluted earnings per share	$18,475	$12,835	$36,726	$29,174

Weighted average number of common shares outstanding	40,813,436	31,033,259	39,259,807	31,023,457
Less: Unvested restricted stock	(201,064)	(212,074)	(201,064)	(212,074)
Weighted average number of common shares outstanding used in basic earnings per share	40,612,372	30,821,185	39,058,743	30,811,383

Weighted average number of common shares outstanding used in basic earnings per share	40,612,372	30,821,185	39,058,743	30,811,383
Effect of dilutive securities: Share-based compensation	82,836	59,252	80,030	47,620
Effect of dilutive securities: March 2018 forward equity offering	—	341,784	—	177,691
Effect of dilutive securities: September 2018 forward equity offering	312,464	—	539,570	—
Effect of dilutive securities: April 2019 forward equity offering	133,987	—	66,994	—
Weighted average number of common shares outstanding used in diluted earnings per share	41,141,659	31,222,221	39,745,337	31,036,694

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

In September 2018, the Company entered into a forward sale agreement to sell an aggregate of 3,500,000 shares of our common stock at a public offering price of $55.20 per share, before issuance costs, underwriters’ discount, and further adjustments as provided for in the forward sale agreement.  In May 2019, the Company settled, in its entirety, the forward sale agreement and received proceeds of $186.0 million, net of underwriting discounts, fees, and expenses.

In April 2019, the Company entered into forward sale agreements to sell an aggregate of 3,162,500 shares of our common stock at a public offering price of $65.85 per share, before underwriting discounts.   The Company is obligated to settle the forward sale agreement no later than May 1, 2020.

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

We also considered the potential dilution resulting from the forward sale agreements on the earnings per share calculations. We use the treasury stock method to determine the dilution resulting from the forward sale agreements during the period of time prior to settlement. The impact to our weighted-average number of common shares – diluted for the three and six months ended June 30, 2019, was 446,451 and 606,564 weighted-average incremental shares, respectively.

Income Taxes (not presented in thousands)

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For the periods ending June 30, 2019 and December 31, 2018, the Company believes it has qualified as a REIT. Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

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

As of December 31, 2018, the Company had accrued a deferred income tax liability in the amount of $475,000. This deferred income tax balance represented the federal and state tax effect of deferring income tax in 2007 on the sale of an asset under section 1031 of the Internal Revenue Code. This transaction was accrued within the TRS entities described above. During the six months ended June 30, 2019, the Company restructured its ownership of the TRS to which the deferred tax liability was related, resulting in a reversal of the previously accrued amount. The Company recognized total federal and state tax expense of approximately $195,000 and $216,000 for the three months ended June 30, 2019 and 2018, respectively and approximately $26,000 and $266,000 for the six months ended June 30, 2019 and 2018, respectively.

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

Management’s Responsibility to Evaluate Our Ability to Continue as a Going Concern

When preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. No such conditions or events were identified as of the issuance date of the financial statements contained in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). These amendments modify the disclosure requirements in Topic 820 on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty. ASU 2018-13 will be effective for all entities for fiscal years beginning after December 15, 2019, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company is in the process of determining the impact of the implementation of ASU 2018-13, but does not believe it will have a material effect on the Company’s financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). These amendments expand the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned, and the ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. The Company adopted ASU 2018-07 on January 1, 2019. The adoption did not have a material effect on its financial statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The objective of ASU 2017-12 is to expand hedge accounting for both financial (interest rate) and commodity risks, and create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. The Company adopted ASU 2017-12 on January 1, 2019. The adoption did not have a material effect on the financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases” (“ASU 2016-02”). The new standard creates ASC 842 and supersedes FASB ASC 840,  Leases, which the company adopted on January 1, 2019 along with related interpretations.  The adoption of the new Leases standard ASU 2016-02 generally had, and will have, the following impacts on the Company:

•

Topic 842 requires a lessee to recognize right of use the assets and lease obligation liabilities that arise from leases (operating and finance).  On January 1, 2019, the Company recognized $7.5 million of right of use assets and lease liabilities, within Other Assets and Accounts Payable, Accrued Expenses, and Other Liabilities on the Condensed Consolidated Balance Sheet.  The Company was not required to reassess the classification of existing land leases and therefore these leases continue to be accounted for as operating leases.  In the event the Company modifies existing land leases or enters into new land leases after adoption of the new standard, such leases may be classified as finance leases.

•

Topic 842 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases and operating leases. Based on its election of practical expedients, the Company’s existing retail leases, where it is the lessor, continue to be accounted for as operating leases under the new standard.  However, Topic 842 changed certain requirements regarding the classification of leases that could result in the Company recognizing certain long-term leases entered into or modified after January 1, 2019 as sales-type leases, as opposed to operating leases.

•

The Company elected an optional transition method that allows entities to initially apply Topic 842 at the adoption date (January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  However, the Company ultimately did not have any cumulative-effect adjustment as of the adoption date.

•

The Company elected a practical expedient which  allows lessors to not separate non-lease components from the lease component when the timing and pattern of transfer for the lease components and non-lease components are the same and if the lease component is classified as an operating lease.  As a result, the Company now presents all rentals and reimbursements from tenants as a single line item Rental Income within the Condensed Consolidated Statement of Income and Comprehensive Income, and made certain reclassifications to prior periods for comparability. See Reclassifications above.

•

Under Topic 842, beginning on January 1, 2019, changes in the probability of collecting tenant rental income will result in direct adjustments of rental income and tenant receivables. The Company no longer will recognize any separate specific bad debt provision or allowance for doubtful accounts.  See Accounts Receivable – Tenants above.

•

The Company elected an optional transition method allowing entities to not evaluate under ASC 842 land easements that existed or expired before the adoption of ASC 842 and that were not previously accounted for as leases under ASC 840.

•

In connection with its adoption of Topic 842 the Company also began recognizing amortization of above- and below- market lease intangibles as a net reduction of Rental Income.  See Reclassifications above.

Note 3 – Leases

Tenant Leases

The Company is primarily focused on the ownership, acquisition, development and management of retail properties leased to industry leading tenants.  As of June 30, 2019, our portfolio was approximately 99.7% leased and had a weighted average remaining lease term (excluding extension options) of approximately 10.1 years. A significant majority of our properties are leased to national tenants and approximately 54.2% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners.

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

The following table includes information regarding the Company’s operating leases for which it is the lessor, for the three and six months ended June 30, 2019 and as of period end. (presented in thousands)

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Total Lease Payments	$46,434	$90,608
Less: Variable Lease Payments	(4,899)	(10,299)
Total Non-Variable Lease Payments	$41,535	$80,309

	2019
Year Ending December 31,	(remaining)	2020	2021	2022	2023	Thereafter	Total
Lease Payments Receivable	$86,566	$172,582	$169,688	$166,215	$161,958	$1,066,487	$1,823,496

Land Lease Obligations

The Company is the lessee under land lease agreements for certain of its properties, all of which qualified as operating leases as of June 30, 2019. Our land leases are net lease agreements and do not include variable leasing payments. These leases typically provide multi-year renewal options to extend their term as lessee at the Company’s option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.

In calculating the Company’s lease obligations under the ground leases, the Company uses discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following tables include information on the Company’s land leases for which it is the lessee, for the three and six months ended June 30, 2019 and as of year end. (presented in thousands)

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Operating Lease Costs	$368	$571
Variable Lease Costs	—	—
Total Non-Variable Lease Costs	$368	$571

Supplemental Disclosure
Operating cash outflows on operating leases	$311	$509

Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$19,672

Weighted-average remaining lease term - operating leases (years)	37.0	37.0

Weighted-average discount rate - operating leases	4.13%	4.13%

Maturity Analysis of Lease Liabilities (presented in thousands)

	2019
Year Ending December 31,	(remaining)	2020	2021	2022	2023	Thereafter	Total
Lease Payments	$623	$1,245	$1,191	$965	$965	$35,883	$40,872
Less: Imputed Interest	(400)	(785)	(766)	(753)	(744)	(17,983)	(21,431)
Total Lease Liabilities	$223	$460	$425	$212	$221	$17,900	$19,441

Note 4 – Real Estate Investments

Real Estate Portfolio

As of June 30, 2019, the Company owned 722 properties, with a total gross leasable area of approximately 13.1 million square feet. Net Real Estate Investments totaled $1.9 billion as of June 30, 2019. As of December 31, 2018, the Company owned 645 properties, with a total gross leasable area of approximately 11.2 million square feet. Net Real Estate Investments totaled $1.7 billion as of December 31, 2018.

Acquisitions

During the three months ended June 30, 2019, the Company purchased 31 retail net lease assets for approximately $176.9 million, which includes acquisition and closing costs. These properties are located in 20 states and are leased for a weighted average lease term of approximately 10.6 years.

During the six months ended June 30, 2019, the Company purchased 79 retail net lease assets for approximately $318.6 million, which includes acquisition and closing costs. These properties are located in 30 states and are leased for a weighted average lease term of approximately 11.6 years.

The aggregate acquisitions for the six months ended June 30, 2019 were allocated $89.9 million to land, $189.6 million to buildings and improvements, and $39.1 million to lease intangibles. The acquisitions were all cash purchases and there were no contingent considerations associated with these acquisitions. None of the Company’s acquisitions during the first six months of 2019 caused any new or existing tenant to comprise 10% or more of our total assets or generate 10% or more of our total annualized contractual base rent at June 30, 2019.

Developments

During the three months ended June 30, 2019, the Company completed or had under construction six developments or Partnership Capital Solutions projects.

During the six months ended June 30, 2019, the Company completed or had under construction nine developments or Partnership Capital Solutions projects.

Dispositions

During the three months ended June 30, 2019, the Company sold four properties for net proceeds of $17.0 million and the Company recorded a net gain of $2.9 million.

During the six months ended June 30, 2019, the Company sold six properties for net proceeds of $26.8 million and the Company recorded a net gain of $6.4 million.

Provision for Impairment

The Company reviews long-lived assets, including intangible assets, for possible impairment when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through operations. Events or changes in circumstances may include significant changes in real estate market conditions and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. The Company recognized provisions for impairment of $1.2 million for the three months ended June 30, 2019 and 2018, and $1.6 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively.

The valuation of impaired assets is determined using valuation techniques including discounted cash flow analysis, analysis of recent comparable sales transactions, and purchase offers received from third parties, which are Level 3 inputs. The Company may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of its real estate.

Note 5 – Debt

As of June 30, 2019, the Company had total gross indebtedness of $739.2 million, including (i) $60.2 million of mortgage notes payable; (ii) $240.0 million of unsecured term loans; (iii) $385.0 million of senior unsecured notes; and (iv) $54.0 million of borrowings under our Credit Facility.

Mortgage Notes Payable

As of June 30, 2019, the Company had total gross mortgage indebtedness of $60.2 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $106.5 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.07% as of June 30, 2019 and 4.13% as of December 31, 2018.

	June 30, 2019	December 31, 2018
(not presented in thousands)	(in thousands)
Note payable in monthly installments of interest only at 3.32% per annum, with a balloon payment due October 2019	$21,500	$21,500

Note payable in monthly installments of $153,838, including interest at 6.90% per annum, with the final monthly payment due January 2020	1,053	1,922

Note payable in monthly installments of $23,004, including interest at 6.24% per annum, with a balloon payment of $2,781,819 due February 2020	2,824	2,872

Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 2023	23,640	23,640

Note payable in monthly installments of $35,673, including interest at 5.01% per annum, with a balloon payment of $4,034,627 due September 2023	4,870	4,959

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026	6,279	6,626

Total principal	60,166	61,519
Unamortized debt issuance costs	(496)	(593)
Total	$59,670	$60,926

The mortgage loans encumbering our properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At June 30, 2019, there were no mortgage loans with partial recourse to us.

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

Senior Unsecured Notes

The following table presents the Senior Unsecured Notes balance net of unamortized debt issuance costs as of June 30, 2019, and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
2025 Senior Unsecured Notes	$50,000	$50,000
2027 Senior Unsecured Notes	50,000	50,000
2028 Senior Unsecured Notes	60,000	60,000
2029 Senior Unsecured Notes	100,000	100,000
2030 Senior Unsecured Notes	125,000	125,000
Total Principal	385,000	385,000
Unamortized debt issuance costs	(857)	(936)
Total	$384,143	$384,064

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

In June 2019, the Operating Partnership entered into a note purchase agreement with institutional investors in connection with the private placement of $125.0 million aggregate principal amount of its 4.47% senior unsecured notes due October 2031 (the “2031 Senior Unsecured Notes”). The closing of the private placement and the issuance of the 2031 Senior Unsecured Notes will take place on a date on or before October 30, 2019.  The 2031 Senior Unsecured Notes will be sold only to institutional investors and will not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act. In March 2019, the Company entered into forward-starting interest rate swap agreements to fix the interest for $100.0 million of long-term debt until maturity. The Company terminated the swap agreements at the time of pricing the 2031 Notes, which resulted in an effective annual fixed rate of 4.41% for $100.0 million aggregate principal amount of the 2031 Notes. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the $125.0 million aggregate principal amount of 2031 Notes is 4.42%.

Unsecured Term Loan Facilities

The following table presents the Unsecured Term Loans balance net of unamortized debt issuance costs as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
2019 Term Loan	$—	$18,543
2023 Term Loan	40,000	40,000
2024 Term Loan Facilities	100,000	100,000
2026 Term Loan	100,000	100,000
Total Principal	240,000	258,543
Unamortized debt issuance costs	(2,020)	(2,124)
Total	$237,980	$256,419

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matured May 2019 (the “2019 Term Loan”). Borrowings under the 2019 Term Loan were priced at LIBOR plus 170 basis points. In order to fix LIBOR on the 2019 Term Loan at 1.92% until maturity, the Company had an interest rate swap agreement in place, which was assigned by the lender under the Mortgage Note to the 2019 Term Loan lender. Including the swap the 2019 Term Loan bore an all-in interest rate of 3.62%.  The 2019 Term Loan was repaid upon maturity in May 2019.

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures July 2023 (the “2023 Term Loan”). Borrowings under the 2023 Term Loan are priced at LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap to fix LIBOR at 140 basis points until maturity. As of June 30, 2019, $40.0 million was outstanding under the 2023 Term Loan, which was subject to an all-in interest rate of 2.40%, including the swap.

The amended and restated credit agreement, described below, extended the maturity dates of the $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility (together, the “2024 Term Loan Facilities”) to January 2024. In connection with entering into the amended and restated credit agreement, the prior notes evidencing the existing $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at a variable LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company utilized existing interest rate swaps to effectively fix the LIBOR at 213 basis points until maturity (refer to Note 7 – Derivative Instruments and Hedging Activity). As of June 30, 2019, $100.0 million was outstanding under the 2024 Term Loan Facilities bearing an all-in interest rate of 3.13%, including the swap.

In December 2018, the Company entered into a $100.0 million unsecured term loan facility that matures January 2026 (the “2026 Term Loan”). Borrowings under the 2026 Term Loan are priced at LIBOR plus 145 to 240 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap to fix LIBOR at 266 basis points until maturity. As of June 30, 2019, $100.0 million was outstanding under the 2026 Term Loan, which was subject to an all-in interest rate of 4.26%, including the swap.

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

Borrowings under the revolving credit facility bear interest at LIBOR plus 85 to 155 basis points, depending on the Company’s credit rating. Additionally, the Company is required to pay a facility fee at an annual rate of 0 to 55 basis points of the total amount of the revolving credit facility, depending on the Company’s credit rating. The Credit Agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of June 30, 2019, and December 31, 2018, the Company had $54.0 million and $19.0 million of outstanding borrowings under the revolving credit facility, respectively, bearing weighted average interest rates of approximately 3.71% and 3.38%, respectively. As of June 30, 2019, $271.0 million was available for borrowing under the revolving credit facility and the Company was in compliance with the credit agreement covenants.

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

Debt Maturities

The following table presents scheduled principal payments related to our debt as of June 30, 2019 (in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2019	$1,399	$21,500	$22,899
2020	1,100	2,767	3,867
2021 (1)	998	54,000	54,998
2022	1,060	—	1,060
2023	1,069	67,656	68,725
Thereafter	2,617	585,000	587,617
Total	$8,243	$730,923	$739,166
(1)

The balloon payment balance includes the balance outstanding under the Credit Facility as of June 30, 2019. The Credit Facility matures in January 2021, with options to extend the maturity for one year at the Company’s election, subject to certain conditions.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured and secured recourse leverage ratios, minimum tangible net worth and consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum unencumbered interest expense ratio, and a maximum payout ratio. As of June 30, 2019, the most restrictive covenant was the minimum unencumbered interest expense ratio. We were in compliance with all of our loan covenants and obligations as of June 30, 2019.

Note 6 – Common and Preferred Stock

Common Stock Authorization

In April 2019, the Company’s shareholders approved an amendment to its charter to increase the total number of shares of common stock that the Company has the authority to issue from 45,000,000 shares to 90,000,000 shares.

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

During the year ended December 31, 2018, the Company issued 3,057,263 shares of common stock under the ATM Program. During the three and six months ended June 30, 2019, the Company issued an additional 12,500 shares and 886,768 shares, respectively, of common stock under this program at an average price of $69.89 and $66.83, respectively, realizing gross proceeds of approximately $0.9 million and $59.3 million, respectively. The Company had approximately $9.5 million remaining under the ATM program as of June 30, 2019.

Forward Sale Agreement

In September 2018, the Company closed a follow-on offering of 3,500,000 shares of common stock in connection with a forward sale agreement (the “September 2018 Forward”) and in April 2019 closed a subsequent follow-on offering of 3,162,500 shares of common stock in connection with a forward sale agreement (the “April 2019 Forward”). Concurrently with entering into the April 2019 Forward, the Company settled the entirety of the September 2018 Forward and received net proceeds of approximately $186.0 million.

As of June 30, 2019, the Company has not received proceeds from the sale of shares of its common stock by the forward purchasers in the April 2019 Forward. Selling common stock through forward sale agreements enables the Company to set the price of shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the Company. The April 2019 Forward is required to be settled no later than May 1, 2020.

Preferred Stock

During the six months ended June 30, 2019, the Company redesignated and reclassified all 200,000 authorized but unissued shares of the Company’s Series A Junior Participating Preferred Stock as authorized but unissued and unclassified shares of preferred stock, par value $.0001 per share, of the Company without further designation. The number of preferred shares the Company has the authority to issue remains at 4,000,000, all of which are unclassified and undesignated.

Note 7 – Dividends and Distribution Payable

On April 25, 2019, the Company declared a dividend of $0.57 per share (and distributions per unit) for the quarter ended June 30, 2019. The holders of limited partnership interests in the Operating Partnership (“OP Units”) were entitled to an equal distribution per OP Unit held as of June 28, 2019. The dividends and distributions payable were recorded as liabilities on the Company’s condensed consolidated balance sheet at June 30, 2019. The dividend has been reflected as a reduction of stockholders’ equity and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. These amounts were paid on July 12, 2019. Dividends per share (and distributions per unit) declared for the quarter ended June 30, 2018 were $0.54.

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

Recent Activity

In March 2019, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period of one year. In May, the Company terminated the swap agreements at the time of pricing the future debt issuance, receiving $0.8 million upon termination. See discussion of the 2031 Notes in Note 5 – Debt above.

In June 2019, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt. The Company is hedging its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending March 2021. As of June 30, 2019, these interest rate swaps were valued as a liability of $0.3 million.

Prior Derivative Transactions

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of June 30, 2019, this interest rate swap was valued as a liability of approximately $0.2 million.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of June 30, 2019, this interest rate swap was valued as a liability of approximately $0.6 million.

In September 2017, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of June 30, 2019, this interest rate swap was valued as an asset of approximately $0.3 million.

In December 2018, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $100.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 2.66%. This swap effectively converts $100.0 million of variable-rate borrowings to fixed-rate borrowings from December 27, 2018 to January 15, 2026. As of June 30, 2019, this interest rate swap was valued as a liability of approximately $5.9 million.

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

Amounts reported in accumulated OCI related to currently outstanding interest rate derivatives are recognized as an adjustment to income as interest payments are made on our variable-rate debt. Realized gains or losses on settled derivative instruments included in accumulated OCI are recognized as an adjustment over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $0.9 million will be reclassified as an increase to interest expense.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
	June 30,	December 31,	June 30,	December 31,
Interest Rate Derivatives	2019	2018	2019	2018
Interest Rate Swap	12	10	$240,000	$258,543

The table below presents the estimated fair value of the Company’s derivative financial instruments, as well as their classification in the consolidated balance sheets (in thousands).

	Asset Derivatives
	June 30, 2019	December 31, 2018
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	$334	$2,539

	Liability Derivatives
	June 30, 2019	December 31, 2018
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	$6,931	$1,135

The table below displays the effect of the Company’s derivative financial instruments in the consolidated statements of operations and other comprehensive loss for the three and six months ended June 30, 2019 and 2018 (in thousands).

				Location of
				Income/(Loss)
	Derivatives in			Reclassified from	Amount of Income/(Loss)
	Cash Flow			Accumulated OCI	Reclassified from
	Hedging	Amount of Income/(Loss) Recognized		into Income	Accumulated OCI into Expense
	Relationships	in OCI on Derivative (Effective Portion)		(Effective Portion)	(Effective Portion)
Three Months Ended June 30,		2019	2018		2019	2018

	Interest rate swaps	$(3,640)	$792	Interest Expense	$157	$(4)

Six Months Ended June 30,		2019	2018		2019	2018

	Interest rate swaps	$(7,199)	$2,712	Interest Expense	$344	$(91)

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of June 30, 2019, the fair value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $6.8 million.

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheets.

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of June 30, 2019 and December 31, 2018. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the consolidated balance sheets (in thousands):

Offsetting of Derivative Assets as of June 30, 2019

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$334	$—	$334	$(334)	$—	$—

Offsetting of Derivative Liabilities as of June 30, 2019

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$6,931	$—	$6,931	$(334)	$—	$6,597

Offsetting of Derivative Assets as of December 31, 2018

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$2,539	$—	$2,539	$(575)	$—	$1,964

Offsetting of Derivative Liabilities as of December 31, 2018

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$1,135	$—	$1,135	$(575)	$—	$560

Note 9 – Discontinued Operations

There were no properties classified as discontinued operations for the three and six months ended June 30, 2019.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

	Total Fair Value	Level 2
June 30, 2019
Derivative assets - interest rate swaps	$334	$334
Derivative liabilities - interest rate swaps	$6,931	$6,931

December 31, 2018
Derivative assets - interest rate swaps	$2,539	$2,539
Derivative liabilities - interest rate swaps	$1,135	$1,135

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

Fixed rate debt (including variable rate debt swapped to fixed, excluding the value of the derivatives) with carrying values of $681.8 million and $701.4 million as of June 30, 2019 and December 31, 2018, respectively, had fair values of  $703.6 million and $702.0 million, respectively. Variable rate debt’s fair value is estimated to be equal to the carrying values of $54.0 million and $19.0 million, as of June 30 2019 and December 31, 2018, respectively.

Note 11 – Equity Incentive Plan

The Company estimates the fair value of restricted stock grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of June 30, 2019, there was $8.8 million of total unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.5 years. The Company used 0% for the forfeiture rate for determining the fair value of restricted stock.

The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

Restricted stock activity is summarized as follows:

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2018	212	$42.74
Restricted stock granted	52	$65.68
Restricted stock vested	(63)	$38.96
Unvested restricted stock at June 30, 2019	201	$50.31

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

As of June 30, 2019, there was $3.0 million of total unrecognized compensation costs related to the outstanding performance shares and units, which is expected to be recognized over a weighted average period of 4.0 years. The Company used 0% for the forfeiture rate for determining the fair value of performance shares and units.

Performance share and unit activity is summarized as follows:

	Target Number	Weighted Average
	of Awards	Grant Date
	(in thousands)	Fair Value
Performance shares at December 31, 2018	31	$47.73
Performance units granted	30	$65.66
Performance shares and units at June 30, 2019	61	$56.57

Note 12 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to June 30, 2019 through the date on which these financial statements were available to be issued to determine whether any of these events required disclosure in the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project,” or similar expressions. Forward-looking statements in this report include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated expenditures of capital, and other matters. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations, include, but are not limited to: the global and national economic conditions and changes in general economic, financial and real estate market conditions; changes in our business strategy; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; our ability to re-lease space as leases expire; loss or bankruptcy of one or more of our major tenants; our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes and the limitations imposed on our business by our status as a REIT; and legislative or regulatory changes, including changes to laws governing REITs. The factors included in this report, including the documents incorporated by reference, and documents the Company subsequently files or furnishes with the Securities and Exchange Commission are not exhaustive and additional factors could cause actual results to differ materially from that described in the forward-looking statements. For a discussion of additional risk factors, see the factors included under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. All forward-looking statements are based on information that was available, and speak only, as of the date on which they were made. Except as required by law, the Company disclaims any obligation to review or update these forward–looking statements to reflect events or circumstances as they occur.

Overview

We are a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. We were founded in 1971 by our current Executive Chairman, Richard Agree, and our common stock was listed on the New York Stock Exchange (“NYSE”) in 1994. Our assets are held by, and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 99.2% interest as of June 30, 2019.

As of June 30, 2019, our portfolio consisted of 722 properties located in 46 states and totaling approximately 13.1 million square feet of gross leasable area (“GLA”). As of June 30, 2019, our portfolio was approximately 99.7% leased and had a weighted average remaining lease term of approximately 10.1 years. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

Results of Operations

Overall

During the three months ended June 30, 2019, the Company acquired 31 retail net lease assets for approximately $176.9 million, which includes acquisition and closing costs. These properties are located in 20 states and are leased to 20 different tenants operating in 13 diverse retail sectors for a weighted average lease term of approximately 10.6 years. The underwritten weighted average capitalization rate on the Company’s second quarter 2019 acquisitions was approximately 6.7%.  During the three months ended June 30, 2019, the Company sold four properties for net proceeds of $17.0 million and recorded a net gain of $2.9 million.

Our real estate investment portfolio grew from approximately $1.4 billion in gross investment amount representing 481 properties with 9.3 million square feet of gross leasable space as of June 30, 2018 to approximately $2.0 billion in gross investment amount representing 722 properties with 13.1 million square feet of gross leasable space at June 30, 2019. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2019 on acquisitions that were made during 2018. Similarly, the full rental income impact of acquisitions made during the first half of 2019 will not be seen until the second half of 2019.

Comparison of Three Months Ended June 30, 2019 to Three Months Ended June 30, 2018

	Three months ended		Variance
	June 30, 2019	June 30, 2018	(in dollars)	(percentage)

Rental Income	$44,875	$33,076	$11,799	36.0%
Real Estate Tax Expense	$3,720	$2,624	$1,096	42.0%
Property Operating Expense	$1,496	$1,238	$258	21.0%
Land Lease Expense	$372	$176	$196	111.0%
Depreciation and Amortization Expense	$10,836	$8,046	$2,790	35.0%

The variances in rental income, real estate tax expense, property operating expense, land lease expense and depreciation and amortization expense shown above were due to the acquisitions of properties and ownership of additional properties during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, as further described under Results of Operations - Overall above.

General and administrative expenses increased $0.8 million, or 25%, to $3.9 million for the three months ended June 30, 2019, compared to $3.1 million for the three months ended June 30, 2018.  The increase was primarily the result of increased employee headcount, increased compensation costs, and increased professional costs.  General and administrative expenses as a percentage of total revenue decreased to 8.6% in the second quarter of 2019 from 9.6% in the second quarter of 2018.

Provision for impairment of $1.2 million for the three months ended June 30, 2019, was consistent with the three months ended June 30, 2018. Provisions for impairment reflect the amount by which current book value exceeds estimated fair value and are not necessarily comparable period-to-period.

Interest expense increased $1.5 million, or 25%, to $7.5 million for the three months ended June 30, 2019, compared to $6.0 million for the three months ended June 30, 2018.  The increase in interest expense was primarily a result of higher levels of borrowings in the second quarter of 2019 in comparison to the second quarter of 2018. Borrowings were higher in the second quarter of 2019 to finance the increased acquisition and development activity in the second quarter of 2019 in comparison to the prior period.

Gain on sale of assets increased $0.5 million, or 21%, to $2.9 million for the three months ended June 30, 2019, compared to $2.4 million for the three months ended June 30, 2018.  Gains on sales of assets are dependent on levels of disposition activity and the assets’ bases relative to their sales prices.  As a result, such gains are not necessarily comparable period-to-period.

Net income increased $5.6 million, or 43%, to $18.7 million for the three months ended June 30, 2019, compared to $13.1 million for the three months ended June 30, 2018.  The change was the result of the items discussed above.

Comparison of Six Months Ended June 30, 2019 to Six Months Ended June 30, 2018

	Six months ended		Variance
	June 30, 2019	June 30, 2018	(in dollars)	(percentage)

Rental Income	$87,219	$65,308	$21,911	34.0%
Real Estate Tax Expense	$7,342	$5,001	$2,341	47.0%
Property Operating Expense	$3,235	$2,755	$480	17.0%
Land Lease Expense	$568	$339	$229	68.0%
Depreciation and Amortization Expense	$20,700	$15,806	$4,894	31.0%

The variances in rental income, real estate tax expense, property operating expense, land lease expense, and depreciation and amortization expense shown above were due to the acquisition of properties and the ownership of additional properties during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

General and administrative expenses increased $1.9 million, or 32%, to $7.9 million for the six months ended June 30, 2019, compared to $6.0 million for the six months ended June 30, 2018.  The increase was primarily the result of increased employee headcount, increased compensation costs, and increased professional costs.  General and administrative expenses as a percentage of total revenue decreased to 9.1% in the first half of 2019 from 9.2% in the first half of 2018.

Provision for impairment increased to $1.6 million for the six months ended June 30, 2019, compared to $1.2 million for the six months ended June 30, 2018. Provisions for impairment reflect the amount by which current book value exceeds estimated fair value and are not necessarily comparable period-to-period.

Interest expense increased $3.6 million, or 31%, to $15.0 million for the six months ended June 30, 2019, compared to $11.4 million for the six months ended June 30, 2018.  The increase in interest expense was primarily a result of higher levels of borrowings in the first half of 2019 in comparison to the second half of 2018 to finance the acquisition and development of additional properties, which acquisition and development activity increased in the second half of 2019 in comparison to the prior period.

Income tax expense decreased $0.3 million to $0.0 million for the six months ended June 30, 2019, compared to $0.3 million for the six months ended June 30, 2018.   The decrease was a result of a one-time credit of $0.5 million to reflect a reduction in the Company’s deferred tax liability of one of the Company’s taxable REIT subsidiaries.

Gain on sale of assets decreased $0.6 million, or 9%, to $6.4 million for the six months ended June 30, 2019, compared to $7.0 million for the six months ended June 30, 2018.  Gains on sales of assets are dependent on the levels of disposition activity and the assets’ bases relative to their sales prices.  As a result, such gains are not necessarily comparable period-to-period.

Net income increased $7.5 million, or 25%, to $37.2 million for the six months ended June 30, 2019, compared to $29.7 million for the six months ended June 30, 2018.  The change was the result of the items discussed above.

Liquidity and Capital Resources

Our principal demands for funds include payment of operating expenses, payment of principal and interest on our outstanding indebtedness, distributions to our shareholders and future property acquisitions and development.

We expect to meet our short-term liquidity requirements through cash provided from operations and borrowings under our revolving credit facility. As of June 30, 2019, available cash and cash equivalents was $5.5 million. As of June 30, 2019, we had $54.0 million outstanding on our revolving credit facility and $271.0 million was available for future borrowings, subject to our compliance with covenants. We anticipate funding our long-term capital needs through cash provided from operations, borrowings under our revolving credit facility, the issuance of debt and common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Equity

In September 2018, the Company closed a follow-on public offering of 3,500,000 shares of common stock in connection with a forward sale agreement (the “September 2018 Forward”).  In April 2019, the Company closed a subsequent follow-on offering of 3,162,500 shares of common stock in connection with a forward sale agreement (the “April 2019 Forward”).  Concurrently with entering into the April 2019 Forward, the Company settled the entirety of the September 2018 Forward and received net proceeds of approximately $186.0 million.

Upon the eventual settlement of the April 2019 Forward and the full exercise of the underwriters’ option to purchase additional shares, the offering is anticipated to raise net proceeds of approximately $199.9 million net of underwriting discounts, fees and commissions and will be subject to certain adjustments as provided in the forward sale agreement. The Company has not received proceeds from the sale of shares of its common stock by the forward purchasers. Selling common stock through a forward sale agreement enables the Company to set the price of such shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the Company. The forward sale agreements are required to be settled no later than May 1, 2020.

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

During the year ended December 31, 2018, the Company issued 3,057,263 shares of common stock under the ATM Program.  During the three and six months ended June 30, 2019, the Company issued an additional 12,500 shares and 886,768 shares, respectively, of common stock under this program at an average price of $69.89 and $66.83, respectively, realizing gross proceeds of approximately $0.9 million and $59.3 million, respectively. The Company had approximately $9.5 million remaining under the ATM program as of June 30, 2019.

Capitalization

As of June 30, 2019, the Company’s total market capitalization was approximately $3.4 billion. Total market capitalization consisted of $2.7 billion of common equity (based on the June 28, 2019 closing price on the NYSE of $64.05 per common share and assuming the conversion of operating partnership units in the Operating Partnership (“OP units”)) and $716.8 million of total net debt, including (i) $60.2 million of mortgage notes payable; (ii) $240.0 million of unsecured term loans; (iii) $385.0 million of senior unsecured notes; (iv) $54.0 million of borrowings under our revolving credit facility, less (v) cash, cash equivalents and cash held in escrow of $22.4 million. Our ratio of total debt to total market capitalization was 21.6% at June 30, 2019.

At June 30, 2019, the non-controlling interest in the Operating Partnership represented ownership of 0.8% of the Operating Partnership. The OP Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged OP Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all OP Units, there would have been 42,314,901 shares of common stock outstanding at June 30, 2019.

Debt

The below table summarizes the Company’s outstanding debt for the periods ended June 30, 2019 and December 31, 2018 (in thousands):

	Interest		Principal Amount Outstanding
Senior Unsecured Revolving Credit Facility	Rate	Maturity	June 30, 2019	December 31, 2018
Credit Facility (1)	3.40%	January 2021	$54,000	$19,000
Total Credit Facility			$54,000	$19,000

Unsecured Term Loans (2)
2019 Term Loan	3.62%	May 2019	$—	$18,543
2023 Term Loan	2.40%	July 2023	40,000	40,000
2024 Term Loan Facility	3.09%	January 2024	65,000	65,000
2024 Term Loan Facility	3.20%	January 2024	35,000	35,000
2026 Term Loan	4.26%	January 2026	100,000	100,000
Total Unsecured Term Loans			$240,000	$258,543

Senior Unsecured Notes (2)
2025 Senior Unsecured Notes	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Notes	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	September 2030	125,000	125,000
Total Senior Unsecured Notes			$385,000	$385,000

Mortgage Notes Payable (2)
Single Asset Mortgage Loan	3.32%	October 2019	21,500	21,500
Portfolio Mortgage Loan	6.90%	January 2020	1,053	1,922
Single Asset Mortgage Loan	6.24%	February 2020	2,824	2,872
CMBS Portfolio Loan	3.60%	January 2023	23,640	23,640
Single Asset Mortgage Loan	5.01%	September 2023	4,870	4,959
Portfolio Credit Tenant Lease	6.27%	July 2026	6,279	6,626
Total Mortgage Notes Payable			$60,166	$61,519

Total Principal Amount Outstanding			$739,166	$724,062
(1)	The annual interest rate of the Credit Facility assumes one-month LIBOR as of June 30, 2019 of 2.40%.
(2)	Interest rate includes the effects of variable interest rates that have been swapped to fixed interest rates.

Upcoming Maturities

The Single Asset Mortgage Loan associated with a 2017 asset acquisition matures in October 2019. The Portfolio Mortgage Loan associated with a portfolio of six assets acquired in 2001 matures in January 2020. The Single Asset Mortgage Loan associated with a 2009 asset acquisition matures in February 2020. The Company expects to use proceeds from our revolving credit facility to finance these debt maturities.

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

Borrowings under the revolving credit facility bear interest at LIBOR plus 85 to 155 basis points, depending on the Company’s credit rating. Additionally, the Company is required to pay a facility fee at an annual rate of 0 to 55 basis points of the total amount of the revolving credit facility, depending on the Company’s credit rating. The Credit Agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of June 30, 2019, and December 31, 2018, the Company had $54.0 million and $19.0 million of outstanding borrowings under the revolving credit facility, respectively, bearing weighted average interest rates of approximately 3.71% and 3.38%, respectively. As of June 30, 2019, $271.0 million was available for borrowing under the revolving credit facility and the Company was in compliance with the credit agreement covenants.

Unsecured Term Loan Facilities

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matured May 2019 (the “2019 Term Loan”). Borrowings under the 2019 Term Loan were priced at LIBOR plus 170 basis points. In order to fix LIBOR on the 2019 Term Loan at 1.92% until maturity, the Company had an interest rate swap agreement in place, which was assigned by the lender under the Mortgage Note to the 2019 Term Loan lender. Including the swap, an all-in interest rate of 3.62%, including the swap.  The 2019 Term Loan was repaid upon maturity in May 2019.

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures July 2023 (the “2023 Term Loan”). Borrowings under the 2023 Term Loan are priced at LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap to fix LIBOR at 140 basis points until maturity. As of June 30, 2019, $40.0 million was outstanding under the 2023 Term Loan, which was subject to an all-in interest rate of 2.40%, including the swap.

The amended and restated credit agreement, described above, extended the maturity dates of the $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility (together, the “2024 Term Loan Facilities”) to January 2024. In connection with entering into the amended and restated credit agreement, the prior notes evidencing the existing $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at a variable LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company utilized existing interest rate swaps to effectively fix the LIBOR at 213 basis points until maturity (refer to Note 7 – Derivative Instruments and Hedging Activity). As of June 30, 2019, $100.0 million was outstanding under the 2024 Term Loan Facilities bearing an all-in interest rate of 3.13%, including the swap.

In December 2018, the Company entered into a $100.0 million unsecured term loan facility that matures January 2026 (the “2026 Term Loan”). Borrowings under the 2026 Term Loan are priced at LIBOR plus 145 to 240 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap to fix LIBOR at 266 basis points until maturity. As of June 30, 2019, $100.0 million was outstanding under the 2026 Term Loan, which was subject to an all-in interest rate of 4.26%, including the swap.

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

In June 2019, the Operating Partnership entered into a note purchase agreement with institutional investors in connection with the private placement of $125.0 million aggregate principal amount of its 4.47% senior unsecured notes due October 2031 (the “2031 Senior Unsecured Notes”). The closing of the private placement and the issuance of the 2031 Senior Unsecured Notes will take place on a date on or before October 30, 2019. The 2031 Senior Unsecured Notes will be sold only to institutional investors and will not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act. In March 2019, the Company entered into forward-starting interest rate swap agreements to fix the interest for $100.0 million of long-term debt until maturity. The Company terminated the swap agreements at the time of pricing the 2031 Senior Unsecured Notes, which resulted in an effective annual fixed rate of 4.41% for $100.0 million aggregate principal amount of the 2031 Senior Unsecured Notes. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the $125.0 million aggregate principal amount of 2031 Senior Unsecured Notes is 4.42%.

Mortgage Notes Payable

As of June 30, 2019, the Company had total gross mortgage indebtedness of $60.2 million, with a weighted average term to maturity of 2.6 years. Including our mortgages that have been swapped to a fixed interest rate, our weighted average interest rate on mortgage debt was 4.07%.

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

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured and secured recourse leverage ratios, minimum tangible net worth and consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum unencumbered interest expense ratio, and a maximum payout ratio. As of June 30, 2019, the most restrictive covenant was the minimum unencumbered interest expense ratio. We were in compliance with all of our loan covenants and obligations as of June 30, 2019.

Cash Flows

Operating - Substantially all of our cash from operations is generated by rental income from our investment portfolio.  Net cash provided by operating activities for the six months ended June 30, 2019 increased by $20.6 million over the same period in 2018, primarily due to the increase in the size of our real estate investment portfolio as a result of operations.

Investing - Net cash used in investing activities was $126.7 million higher during the six months ended June 30, 2019, compared to the same period in 2018.  Acquisitions of properties during the first six months of 2019 were $121.3 million higher than the same period in 2018, due to overall increases in the level of acquisition activity.  Development costs during the six months ended June 30, 2019 were $1.6 million higher than the same period in 2018, due to increases in the Company’s development activity.   Proceeds from asset sales decreased by $3.6 million because the Company disposed of fewer properties during the six months ended June 30, 2019 compared to the same period in 2018.

Financing - Net cash provided by financing activities was $124.4 million higher during the six months ended June 30, 2019, compared to the same period in 2018.  Net proceeds from the issuance of common stock and borrowings increased by $244.9 million during the six months ended June 30, 2019 compared to the same period in 2018, primarily to fund the increased level of acquisitions occurring in 2019.  Additionally, the Company increased our total dividends and distributions paid to our stockholders and non-controlling owners by $9.9 million during the first six months of 2019 compared to the same period in 2018.  The Company increased our quarterly dividend in the second quarter of 2019 to an annualized $2.28 per common share, a 5.6% increase over the annualized $2.16 per common share declared in the second quarter of 2018.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2019 (in thousands):

	Remainder of
	2019	2020	2021	2022	2023	Thereafter	Total
Mortgage Notes Payable	$22,897	$3,867	$998	$1,060	$28,726	$2,618	$60,166
Revolving Credit Facility	—	—	54,000	—	—	—	54,000
Unsecured Term Loans	—	—	—	—	40,000	200,000	240,000
Senior Unsecured Notes	—	—	—	—	—	385,000	385,000
Land Lease Obligations	623	1,245	1,191	965	965	35,883	40,872
Estimated Interest Payments on Outstanding Debt (1)	12,315	28,289	26,276	26,132	24,746	91,933	209,691
Total	$35,835	$33,401	$82,465	$28,157	$94,436	$715,434	$989,729

(1)	Includes estimated interest payments based on (i) the stated rates for mortgage notes payable, including the effect of interest rate swaps; (ii) the stated rates for unsecured term loans, including the effect of interest rate swaps and assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates; and (iii) the stated rates for senior unsecured notes.

Dividends

During the quarter ended June 30, 2019, the Company declared a quarterly dividend of $0.570 per share. The cash dividend was paid on July 12, 2019 to holders of record on June 28, 2019.

Recent Accounting Pronouncements

Refer to Note 2 to the June 30, 2019 Interim Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company’s management to use judgment in the application of accounting policies, including making estimates and assumptions. Management bases estimates on the best information available at the time, its experience, and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting principles would have been applied, resulting in a different presentation of the interim condensed consolidated financial statements. From time to time, the Company may re-evaluate its estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of the Company’s critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The Company has not made any material changes to these policies during the periods covered by this quarterly report.

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

Core Funds from Operations (“Core FFO”)

The Company defines Core FFO as Nareit FFO with the addback of noncash amortization of above- and below- market lease intangibles. Under Nareit’s definition of FFO, lease intangibles created upon acquisition of a net lease must be amortized over the remaining term of the lease. The Company believes that by recognizing amortization charges for above- and below-market lease intangibles, the utility of FFO as a financial performance measure can be diminished.  Management believes that its measure of Core FFO facilitates useful comparison of performance to its peers who predominantly transact in sale-leaseback transactions and are thereby not required by GAAP to allocate purchase price to lease intangibles.  Unlike many of its peers, the Company has acquired the substantial majority of its net leased properties through acquisitions of properties from third parties or in connection with the acquisitions of ground leases from third parties.

Core FFO should not be considered an alternative to net income as the primary indicator of the Company’s operating performance, or as an alternative to cash flow as a measure of liquidity. Further, the Company’s presentation of Core FFO is not necessarily comparable to similarly titled measures of other REITs due to the fact that all REITs may not use the same definition.

Adjusted Funds from Operations (“AFFO”)

AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. AFFO further adjusts FFO and Core FFO for certain non-cash and/or infrequently recurring items that reduce or increase net income computed in accordance with GAAP. Management considers AFFO a useful supplemental measure of the Company’s performance, however, AFFO should not be considered an alternative to net income as an indication of the Company’s performance, or to cash flow as a measure of liquidity or ability to make distributions. The Company’s computation of AFFO may differ from the methodology for calculating AFFO used by other equity REITs, and therefore may not be comparable to such other REITs.

Reconciliations

The following table provides a reconciliation from net income to FFO, Core FFO and AFFO for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Reconciliation from Net Income to Funds from Operations
Net income	$18,722	$13,068	$37,238	$29,704
Depreciation of rental real estate assets	8,276	5,934	15,920	11,589
Amortization of lease intangibles - in-place leases and leasing costs	2,496	2,091	4,653	4,175
Provision for impairment	1,193	1,163	1,609	1,163
Gain on sale of assets	(2,949)	(2,434)	(6,376)	(7,032)
Funds from Operations	$27,738	$19,822	$53,044	$39,599

Amortization of above (below) market lease intangibles, net	3,225	2,513	6,501	4,756
Core Funds from Operations	$30,963	$22,335	$59,545	$44,355

Straight-line accrued rent	(1,692)	(1,093)	(3,190)	(2,205)
Deferred tax expense (benefit)	—	—	(475)	—
Stock based compensation expense	1,026	833	1,939	1,525
Amortization of financing costs	209	132	365	298
Non-real estate depreciation	64	21	127	42
Adjusted Funds from Operations	$30,570	$22,228	$58,311	$44,015

Funds from Operations Per Share - Diluted	$0.67	$0.63	$1.32	$1.26
Core Funds from Operations Per Share - Diluted	$0.75	$0.71	$1.49	$1.41
Adjusted Funds from Operations Per Share - Diluted	$0.74	$0.70	$1.45	$1.40

Weighted average shares and OP units outstanding
Basic	40,959,991	31,168,804	39,406,362	31,159,002
Diluted	41,489,278	31,569,840	40,092,956	31,384,313

Additional supplemental disclosure
Scheduled principal repayments	$745	$828	$1,607	$1,648
Capitalized interest	$113	$148	$203	$292
Capitalized building improvements	$926	$42	$960	$76

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

($ in thousands)

	2019	2020	2021	2022	2023	Thereafter	Total
Mortgage Notes Payable	$22,897	$3,867	$998	$1,060	$28,726	$2,618	$60,166
Average Interest Rate	3.52%	6.21%	6.02%	6.02%	3.89%	6.27%

Unsecured Revolving Credit Facility (1)	$—	$—	$54,000	$—	$—	$—	$54,000
Average Interest Rate			3.40%

Unsecured Term Loans	$—	$—	$—	$—	$40,000	$200,000	$240,000
Average Interest Rate					2.40%	3.48%

Senior Unsecured Notes	$—	$—	$—	$—	$—	$385,000	$385,000
Average Interest Rate						4.27%

(1)	The balloon payment balance includes the balance outstanding under the Credit Facility as of June 30, 2019. The Credit Facility matures in January 2021, with options to extend the maturity for one year at the Company’s election, subject to certain conditions.

The fair value is estimated to be $60.9 million, $239.2 million and $403.5 million for mortgage notes payable, unsecured term loans and senior unsecured notes, respectively, as of June 30, 2019.

The table above incorporates those exposures that exist as of June 30, 2019; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of June 30, 2019, this interest rate swap was valued as a liability of approximately $0.2 million.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of June 30, 2019, this interest rate swap was valued as a liability of approximately $0.6 million.

In September 2017, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of June 30, 2019, this interest rate swap was valued as an asset of approximately $0.3 million.

In December 2018, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $100.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.66%. This swap effectively converts $100.0 million of variable-rate borrowings to fixed-rate borrowings from December 27, 2018 to January 15, 2026. As of June 30, 2019, this interest rate swap was valued as a liability of approximately $5.9 million.

In March 2019, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $100.0 million of forecasted issuances of long-term debt.  Under the terms of the interest rate swap agreements, the Company would receive from the counterparties interest on the notional amount based on three month LIBOR and will pay to the counterparties a fixed rate of 2.51%, effective beginning October 1, 2019.  In May, the Company terminated the swap agreements at the time of pricing the future debt issuance, receiving $0.8 million upon termination.

In June 2019, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100 million of long-term debt.  The Company is hedging its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending March 2021.  As of June 30, 2019, these interest rate swaps were valued as a liability of approximately $0.3 million.

We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of June 30, 2019.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee, or ARRC, has proposed that the Secured Overnight Financing Rate, or SOFR, is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR.  The ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. At June 30, 2019, the Company does have contracts that are indexed to LIBOR, including its unsecured revolving credit facility, and continues to monitor this activity and evaluate the related risks.

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

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.        Defaults upon Senior Securities

None.

ITEM 4.        Mine Safety Disclosures

Not applicable.

ITEM 5.        Other Information

Not applicable.

ITEM 6.        EXHIBITS

3.1	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8 K filed on April 25, 2019).

*10.1	Note Purchase Agreement, dated as of June 14, 2019, among Agree Limited Partnership, the Company and the purchasers named therein.

*10.2	First Amendment to Term Loan Agreement, dated May 6, 2019, by and among Agree Limited Partnership, the Company, PNC Bank, National Association and the other lenders party thereto.

*10.3

Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of May 6, 2019, by and among Agree Limited Partnership, the Company, PNC Bank, National Association and the other lenders party thereto.

*10.4	Third Amendment to Term Loan Agreement, dated May 6, 2019, by and among Agree Limited Partnership, the Company, Capital One, National Association and Raymond James Bank, N.A.

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Clayton R. Thelen, Chief Financial Officer

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Clayton R. Thelen, Chief Financial Officer

*101

The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the six months ended June 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

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

Date: July 22, 2019