Form 10-Q
period 2019-09-30
AGREE REALTY CORP
filed 2019-10-21
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019, or

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

As of October 18, 2019, the Registrant had 42,412,827 shares of common stock issued and outstanding.

AGREE REALTY CORPORATION

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

	September 30,	December 31,
	2019	2018

ASSETS
Real Estate Investments
Land	$713,711	$553,704
Buildings	1,510,423	1,194,985
Less accumulated depreciation	(121,444)	(100,312)
	2,102,690	1,648,377
Property under development	16,238	12,957
Net Real Estate Investments	2,118,928	1,661,334

Real Estate Held for Sale, net	7,928	—

Cash and Cash Equivalents	9,353	53,955

Cash Held in Escrows	1,449	20

Accounts Receivable - Tenants	25,495	21,547

Lease intangibles, net of accumulated amortization of
$82,297 and $62,543 at September 30, 2019 and December 31, 2018, respectively	335,840	280,153

Other Assets, net	24,328	11,180

Total Assets	$2,523,321	$2,028,189

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

	September 30,	December 31,
	2019	2018
LIABILITIES
Mortgage Notes Payable, net	$58,423	$60,926

Unsecured Term Loans, net	237,984	256,419

Senior Unsecured Notes, net	384,171	384,064

Unsecured Revolving Credit Facility	248,000	19,000

Dividends and Distributions Payable	24,353	21,031

Accounts Payable, Accrued Expenses, and Other Liabilities	52,644	21,045

Lease intangibles, net of accumulated amortization of
$18,607 and $15,177 at September 30, 2019 and December 31, 2018, respectively	27,332	27,218

Total Liabilities	1,032,907	789,703

EQUITY
Common stock, $.0001 par value, 90,000,000 shares
authorized, 42,412,827 and 37,545,790 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	4	4
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized	—	—
Additional paid-in-capital	1,556,124	1,277,592
Dividends in excess of net income	(54,841)	(42,945)
Accumulated other comprehensive income (loss)	(13,068)	1,424

Total Equity - Agree Realty Corporation	1,488,219	1,236,075
Non-controlling interest	2,195	2,411
Total Equity	1,490,414	1,238,486

Total Liabilities and Equity	$2,523,321	$2,028,189

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues
Rental Income	$48,020	$33,971	$135,240	$99,279
Other	55	82	102	173
Total Revenues	48,075	34,053	135,342	99,452

Operating Expenses
Real estate taxes	3,674	2,824	11,016	7,825
Property operating expenses	1,598	978	4,832	3,655
Land lease expense	354	172	922	511
General and administrative	3,832	2,947	11,746	8,994
Depreciation and amortization	11,897	8,142	32,597	23,949
Provision for impairment	—	488	1,609	1,651
Total Operating Expenses	21,355	15,551	62,722	46,585

Income from Operations	26,720	18,502	72,620	52,867

Other (Expense) Income
Interest expense, net	(8,352)	(6,538)	(23,363)	(17,965)
Gain (loss) on sale of assets, net	2,597	3,917	8,973	10,949
Income tax expense	(184)	(125)	(210)	(391)
Net Income	20,781	15,756	58,020	45,460

Less Net Income Attributable to Non-Controlling Interest	170	170	498	499

Net Income Attributable to Agree Realty Corporation	$20,611	$15,586	$57,522	$44,961

Net Income Per Share Attributable to Agree Realty Corporation
Basic	$0.49	$0.49	$1.43	$1.43
Diluted	$0.48	$0.48	$1.41	$1.42

Other Comprehensive Income
Net income	$20,781	$15,756	$58,020	$45,460
Changes in fair value of interest rate swaps	(7,418)	454	(14,617)	3,166
Realized gain (loss) on settlement of interest rate swaps	—	—	802	—
Total Comprehensive Income	13,363	16,210	44,205	48,626
Less Comprehensive Income Attributable to Non-Controlling Interest	109	174	367	534

Comprehensive Income Attributable to Agree Realty Corporation	$13,254	$16,036	$43,838	$48,092

Weighted Average Number of Common Shares Outstanding - Basic	41,832,457	31,758,925	39,992,703	31,131,530

Weighted Average Number of Common Shares Outstanding - Diluted	42,318,042	32,287,352	40,625,441	31,471,251

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2018	37,545,790	$4	$1,277,592	$(42,945)	$1,424	$2,411	$1,238,486
Issuance of common stock, net of issuance costs	874,268	—	57,845	—	—	—	57,845
Repurchase of common shares	(21,868)	—	(1,398)	—	—	—	(1,398)
Issuance of restricted stock under the Omnibus Incentive Plan	56,592	—	—	—	—	—	—
Stock-based compensation	—	—	913	—	—	—	913
Dividends and distributions declared for the period	—	—	—	(21,342)	—	(193)	(21,535)
Other comprehensive income (loss) - change in fair value of interest rate swaps	—	—	—	—	(3,374)	(31)	(3,405)
Net income	—	—	—	18,347	—	169	18,516
Balance, March 31, 2019	38,454,782	$4	$1,334,952	$(45,940)	$(1,950)	$2,356	$1,289,422
Issuance of common stock, net of issuance costs	3,512,500	—	186,667	—	—	—	186,667
Stock-based compensation	—	—	1,025	—	—	—	1,025
Dividends and distributions declared for the period	—	—	—	(23,922)	—	(197)	(24,119)
Other comprehensive income (loss) - change in fair value and settlement of interest rate swaps	—	—	—	—	(3,761)	(33)	(3,794)
Net income	—	—	—	18,564	—	158	18,722
Balance, June 30, 2019	41,967,282	$4	$1,522,644	$(51,298)	$(5,711)	$2,284	$1,467,923
Issuance of common stock, net of issuance costs	444,251	—	32,452	—	—	—	32,452
Repurchase of common shares	(82)	—	(4)	—	—	—	(4)
Issuance of restricted stock under the Omnibus Incentive Plan	1,399	—	—	—	—	—	—
Forfeiture of restricted stock	(23)	—	(2)	—	—	—	(2)
Stock-based compensation	—	—	1,034	—	—	—	1,034
Dividends and distributions declared for the period	—	—	—	(24,154)	—	(198)	(24,352)
Other comprehensive income (loss) - change in fair value and settlement of interest rate swaps	—	—	—	—	(7,357)	(61)	(7,418)
Net income	—	—	—	20,611	—	170	20,781
Balance, September 30, 2019	42,412,827	$4	$1,556,124	$(54,841)	$(13,068)	$2,195	$1,490,414

Cash dividends declared per common share:
For the three months ended March 31, 2019		$0.555
For the three months ended June 30, 2019		$0.570
For the three months ended September 30, 2019		$0.570

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2017	31,004,900	$3	$936,046	$(28,763)	$1,375	$2,529	$911,190
Issuance of common stock, net of issuance costs	—	—	(93)	—	—	—	(93)
Repurchase of common shares	(22,071)	—	(1,074)	—	—	—	(1,074)
Issuance of restricted stock under the Omnibus Incentive Plan	50,841	—	—	—	—	—	—
Forfeiture of restricted stock	(411)	—	—	—	—	—	—
Stock-based compensation	—	—	602	—	—	—	602
Dividends and distributions declared for the period	—	—	—	(16,137)	—	(181)	(16,318)
Other comprehensive income (loss) - change in fair value of interest rate swaps	—	—	—	—	1,899	21	1,920
Net income	—	—	—	16,451	—	185	16,636
Balance, March 31, 2018	31,033,259	$3	$935,481	$(28,449)	$3,274	$2,554	$912,863
Issuance of common stock, net of issuance costs	—	—	(339)	—	—	—	(339)
Stock-based compensation	—	—	686	—	—	—	686
Dividends and distributions declared for the period	—	—	—	(16,759)	—	(187)	(16,946)
Other comprehensive income (loss) - change in fair value and settlement of interest rate swaps	—	—	—	—	783	9	792
Net income	—	—	—	12,924	—	144	13,068
Balance, June 30, 2018	31,033,259	$3	$935,828	$(32,284)	$4,057	$2,520	$910,124
Issuance of common stock, net of issuance costs	3,450,000	—	160,036	—	—	—	160,036
Repurchase of common shares	(277)	—	(68)	—	—	—	(68)
Issuance of restricted stock under the Omnibus Incentive Plan	—	—	—	—	—	—	—
Forfeiture of restricted stock	(1,437)	—	—	—	—	—	—
Stock-based compensation	—	—	883	—	—	—	883
Dividends and distributions declared for the period	—	—	—	(18,619)	—	(188)	(18,807)
Other comprehensive income (loss) - change in fair value and settlement of interest rate swaps	—	—	—	—	449	5	454
Net income	—	—	—	15,586	—	170	15,756
Balance, September 30, 2018	34,481,545	$3	$1,096,679	$(35,317)	$4,506	$2,507	$1,068,378

Cash dividends declared per common share:
For the three months ended March 31, 2018		$0.520
For the three months ended June 30, 2018		$0.540
For the three months ended September 30, 2018		$0.540

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities
Net income	$58,020	$45,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,597	23,949
Amortization from above (below) lease intangibles, net	9,882	7,794
Amortization from financing and credit facility costs	966	768
Stock-based compensation	2,972	2,171
Provision for impairment	1,609	1,651
Settlement of interest rate swap	802	—
(Gain) loss on sale of assets	(8,973)	(10,949)
(Increase) decrease in accounts receivable	(4,468)	(5,122)
(Increase) decrease in other assets	47	(934)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	(4,911)	(536)
Net Cash Provided by Operating Activities	88,543	64,252

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(568,523)	(352,085)
Development of real estate investments and other assets
(including capitalized interest of $321 in 2019 and $381 in 2018)	(13,880)	(17,390)
Payment of leasing costs	(292)	(1,191)
Net proceeds from sale of assets	34,513	60,038
Net Cash Used in Investing Activities	(548,182)	(310,628)

Cash Flows from Financing Activities
Proceeds (costs) from common stock offerings, net	276,960	159,604
Repurchase of common shares	(1,400)	(1,142)
Unsecured revolving credit facility borrowings (repayments), net	229,000	—
Payments of mortgage notes payable	(2,650)	(26,915)
Unsecured term loan proceeds	—	125,000
Payments of unsecured term loans	(18,543)	(571)
Dividends paid	(66,102)	(49,018)
Distributions to Non-Controlling Interest	(582)	(549)
Payments for financing costs	(217)	(568)
Net Cash Provided by Financing Activities	416,466	205,841

Net Increase (Decrease) in Cash and Cash Equivalents	(43,173)	(40,535)
Cash and cash equivalents and cash held in escrow, beginning of period	53,975	58,782
Cash and cash equivalents and cash held in escrow, end of period	$10,802	$18,247

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$25,496	$18,944
Cash paid for income tax	$754	$387

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Operating lease right of use assets added upon implementation of leases standard on January 1, 2019	$7,505	$—
Additional operating lease right of use assets added under new ground leases after January 1, 2019	$12,167	$—
Operating lease right of use assets disposed of upon acquisition of underlying ground leased land	$(3,059)	$—
Dividends and limited partners’ distributions declared and unpaid	$24,353	$18,808
Accrual of development, construction and other real estate investment costs	$7,331	$4,422

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.2% interest as of September 30, 2019. Under the partnership agreement of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the "Company," and “Management,” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three and nine months ended September 30, 2019 may not be indicative of the results that may be expected for the year ending December 31, 2019. Amounts as of December 31, 2018 included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Form 10-K for the year ended December 31, 2018.

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

The Company recognizes above- and below-market lease intangibles in connection with most acquisitions of real estate (see Accounting for Acquisitions of Real Estate below).  The capitalized above- and below-market lease intangibles are amortized over the remaining term of the related leases.  The Company historically presented this amortization as a component of Depreciation and Amortization expense within the Consolidated Statement of Income and Comprehensive Income.  During 2019, the Company changed this classification to recognize this amortization as an adjustment of Rental Income.  The prior period results have been reclassified to conform to the current year classification.  The Company incurred amortization of capitalized above- and below-market lease intangibles of $3.4 million and $3.0 million for the three months ended September 30, 2019 and 2018, respectively and $9.9 million and $7.8 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Assets are classified as held for sale based on specific criteria as outlined in ASC 360, Property, Plant & Equipment. Properties classified as “held for sale” are recorded at the lower of their carrying value or their fair value, less anticipated selling costs. Any properties classified as held for sale are not depreciated. Assets are generally classified as held for sale once management has actively engaged in marketing the asset and has received a firm purchase commitment that is expected to close within one year. The Company classified two operating properties as held for sale at September 30, 2019, the assets for which are separately presented in the Condensed Consolidated Balance Sheet.

Real estate held for sale consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018

Land	$2,171	$—
Building	4,286	—
Lease Intangibles - Asset	2,061	—
	8,518	—
Accumulated depreciation and amortization	(590)	—
Total Real Estate Held for Sale, net	$7,928	$—

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

Cash and Cash Equivalents and Cash Held in Escrows

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. Cash held in escrows relates to delayed like-kind exchange transactions pursued under Section 1031 of the Internal Revenue Code. The account balances of cash and cash held in escrow periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company had $9.7 million and $52.7 million in cash and cash held in escrow as of September 30, 2019 and December 31, 2018, respectively, in excess of the FDIC insured limit.

Accounts Receivable – Tenants

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that collectability with respect to any tenant changes, beginning with the adoption of ASC 842 as of January 1, 2019, the Company recognizes an adjustment to rental income. Prior to the adoption of ASC 842, the Company recognized a provision for uncollectible amounts or a direct write-off of the specific rent receivable. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue.

The Company’s leases provide for reimbursement from tenants for common area maintenance (“CAM”), insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursements is estimated each period and is recognized as revenue in the period the recoverable costs are incurred and accrued. Receivables from operating cost reimbursements are included in the Accounts Receivable - Tenants line item in the condensed consolidated balance sheets. The balance of unbilled operating cost reimbursement receivable at September 30, 2019 and December 31, 2018 was $2.8 million and $3.3 million, respectively.

In addition, many of the Company’s leases contain escalations for which revenue is recognized on a straight-line basis over the non-cancelable lease term. This method results in revenue in the early years of a lease being higher than actual cash received, creating a straight-line rental income receivable asset which is included in the Accounts Receivable - Tenants line item in the condensed consolidated balance sheets. The balance of straight-line rental income receivables at September 30, 2019 and December 31, 2018 was $21.3 million and $16.7 million, respectively. To the extent any of the tenants under these leases become unable to pay its contractual cash rents, the Company may be required to write-off the straight-line receivable from the tenants, which would reduce rental income.

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

The following schedule summarizes the Company’s amortization of deferred expenses for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Deferred Financing Costs	$140	$133	$425	$335
Leasing Costs	84	82	245	166
Lease Intangibles (In-place)	2,854	1,877	7,298	5,819
Lease Intangibles (Above-Market)	4,562	3,935	13,297	10,898
Lease Intangibles (Below-Market)	(1,181)	(897)	(3,415)	(3,104)
Total	$6,459	$5,130	$17,850	$14,114

The following schedule represents estimated future amortization of deferred expenses as of September 30, 2019 (in thousands):

	2019
Year Ending December 31,	(remaining)	2020	2021	2022	2023	Thereafter	Total

Deferred Financing Costs	$142	$561	$37	$—	$—	$—	$740
Leasing Costs	85	405	385	373	314	1,117	2,679
Lease Intangibles (In-place)	3,147	12,385	11,237	10,371	9,594	56,716	103,450
Lease Intangibles (Above-Market)	4,631	19,114	18,827	18,534	17,680	153,641	232,427
Lease Intangibles (Below-Market)	(1,211)	(4,765)	(4,332)	(3,422)	(2,852)	(10,750)	(27,332)
Total	$6,794	$27,700	$26,154	$25,856	$24,736	$200,724	$311,964

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

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income attributable to Agree Realty Corporation	$20,611	$15,586	$57,522	$44,961
Less: Income attributable to unvested restricted shares	(98)	(95)	(283)	(296)
Net income used in basic and diluted earnings per share	$20,513	$15,491	$57,239	$44,665

Weighted average number of common shares outstanding	42,034,685	31,969,749	40,194,931	31,342,354
Less: Unvested restricted stock	(202,228)	(210,824)	(202,228)	(210,824)
Weighted average number of common shares outstanding used in basic earnings per share	41,832,457	31,758,925	39,992,703	31,131,530

Weighted average number of common shares outstanding used in basic earnings per share	41,832,457	31,758,925	39,992,703	31,131,530
Effect of dilutive securities: Share-based compensation	109,027	80,211	102,845	71,855
Effect of dilutive securities: March 2018 forward equity offering	—	439,761	—	265,048
Effect of dilutive securities: September 2018 forward equity offering	—	8,455	359,713	2,818
Effect of dilutive securities: April 2019 forward equity offering	376,558	—	170,180	—
Weighted average number of common shares outstanding used in diluted earnings per share	42,318,042	32,287,352	40,625,441	31,471,251

Forward Equity Sales

In March 2018, the Company entered into a forward sale agreement to sell an aggregate of 3,450,000 shares of its common stock, which included the underwriters option to purchase an additional 450,000 shares of common stock, at a public offering price of $48.00 per share, before underwriting discounts. In September 2018, the Company settled, in its entirety, the forward sale agreement and received proceeds of $160.2 million, net of underwriting discounts, fees and expenses.

In September 2018, the Company entered into a forward sale agreement to sell an aggregate of 3,500,000 shares of its common stock at a public offering price of $55.20 per share, before issuance costs, underwriters’ discount, and further adjustments as provided for in the forward sale agreement.  In May 2019, the Company settled, in its entirety, the forward sale agreement and received proceeds of $186.0 million, net of underwriting discounts, fees, and expenses.

In April 2019, the Company entered into forward sale agreements to sell an aggregate of 3,162,500 shares of its common stock at a public offering price of $65.85 per share, before underwriting discounts.   The Company is obligated to settle the forward sale agreement no later than May 1, 2020.

To account for the forward sale agreements, the Company considered the accounting guidance governing financial instruments and derivatives and concluded that its forward sale agreement was not a liability as it did not embody obligations to repurchase its shares nor did it embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to its shares. The Company then evaluated whether the agreement met the derivatives and hedging guidance scope exception to be accounted for as an equity instrument, and concluded that the agreement can be classified as an equity contract based on the following assessment: (i) none of the agreement’s exercise contingencies were based on observable markets or indices besides those related to the market for its own stock price and operations; and (ii) none of the settlement provisions precluded the agreement from being indexed to its own stock.

The Company also considered the potential dilution resulting from the forward sale agreements on the earnings per share calculations. The Company uses the treasury stock method to determine the dilution resulting from the forward sale agreements during the period of time prior to settlement. The impact to the Company’s weighted-average number of common shares – diluted for the three and nine months ended September 30, 2019, was 376,558 and 529,893 weighted-average incremental shares, respectively.

Income Taxes (not presented in thousands)

The Company made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For the periods ending September 30, 2019 and December 31, 2018, the Company believes it has qualified as a REIT. Notwithstanding its qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

The Company and its taxable REIT subsidiaries (“TRS”) have made a timely TRS election pursuant to the provisions of the REIT Modernization Act. A TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of the Company which occur within its TRS entity are subject to federal and state income taxes. All provisions for federal income taxes in the accompanying condensed consolidated financial statements are attributable to the Company’s TRS.

As of December 31, 2018, the Company had accrued a deferred income tax liability in the amount of $475,000. This deferred income tax balance represented the federal and state tax effect of deferring income tax in 2007 on the sale of an asset under section 1031 of the Internal Revenue Code. This transaction was accrued within the TRS entities described above. During the nine months ended September 30, 2019, the Company restructured its ownership of the TRS to which the deferred tax liability was related, resulting in a reversal of the previously accrued amount. The Company recognized total federal and state tax expense of approximately $184,000 and $125,000 for the three months ended September 30, 2019 and 2018, respectively and approximately $210,000 and $391,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

Management’s Responsibility to Evaluate Our Ability to Continue as a Going Concern

When preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. No such conditions or events were identified as of the issuance date of the financial statements contained in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). These amendments modify the disclosure requirements in Topic 820 on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty. ASU 2018-13 will be effective for all entities for fiscal years beginning after December 15, 2019, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company is in the process of determining the impact of the implementation of ASU 2018-13, but does not believe it will have a material effect on its financial statements.

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

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The objective of ASU 2017-12 is to expand hedge accounting for both financial (interest rate) and commodity risks and create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. The Company adopted ASU 2017-12 on January 1, 2019. The adoption did not have a material effect on the financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes how entities measure credit losses for most financial assets. This guidance requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”, which clarified that receivables arising from operating leases are within the scope of the leasing standard (Topic 842), not Topic 326. This new standard will be effective for the Company on January 1, 2020. The Company is evaluating the impact this new standard would have on its consolidated financial statements, in the event any of its leases ever were to be classified as sales-type or direct finance leases and become subject to the provisions of ASU 2016-13. However, the Company does not currently have any such leases, nor does it have a significant number of other financial instruments subject to the new standard. Therefore, the Company is not currently expecting the adoption of ASU 2016-13 to have a material effect on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases” (“ASU 2016-02”). The new standard creates ASC 842 and supersedes FASB ASC 840, Leases, which the Company adopted on January 1, 2019 along with related interpretations.

The adoption of the new Leases standard ASU 2016-02 generally had, and will have, the following impacts on the Company:

•

Topic 842 requires a lessee to recognize right of use the assets and lease obligation liabilities that arise from leases (operating and finance).  On January 1, 2019, the Company recognized $7.5 million of right of use assets and lease liabilities, within Other Assets and Accounts Payable, Accrued Expenses, and Other Liabilities on the Condensed Consolidated Balance Sheet.  The Company was not required to reassess the classification of existing land leases and therefore these leases continue to be accounted for as operating leases.  In the event the Company modifies existing land leases or enters into new land leases after adoption of the new standard, such leases may be classified as finance leases.  Business activity occurring subsequent to January 1, 2019, including the Company entering into additional operating leases as lessee, has increased the balances of the right to use assets and lease liabilities to $16.2 million and $16.3 million as of September 30, 2019.

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

Note 3 – Leases

Tenant Leases

The Company is primarily focused on the ownership, acquisition, development and management of retail properties leased to industry leading tenants.  As of September 30, 2019, the Company’s portfolio was approximately 99.7% leased and had a weighted average remaining lease term (excluding extension options) of approximately 10.2 years. A significant majority of its properties are leased to national tenants and approximately 56.9% of its annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners.

Substantially all of the Company’s tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and actual property operating expenses incurred, including property taxes, insurance and maintenance. In addition, the Company’s tenants are typically subject to future rent increases based on fixed amounts or increases in the consumer price index and certain leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level.  Certain of the Company’s properties are subject to leases under which it retains responsibility for specific costs and expenses of the property.

The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.  Additionally, some of its tenant leases provide the tenant options to terminate, usually upon certain conditions or events occurring, such as a sales threshold not being met.

The Company attempts to maximize the amount it expects to derive from the underlying real estate property following the end of the lease, to the extent it is not extended.  The Company maintains a proactive leasing and capital improvement program that, combined with the quality and locations of its properties, has made its properties attractive to tenants. The Company intends to continue to hold its properties for long-term investment and, accordingly, place a strong emphasis on the quality of construction and an on-going program of regular and preventative maintenance.  However, the residual value of a real estate property is still subject to various market-specific, asset-specific, and tenant-specific risks and characteristics.  As the classification of a lease is dependent on the fair value of its cash flows at lease commencement, the residual value of a property represents a significant assumption in its accounting for tenant leases.  Similarly, the exercise of options is also subject to these same risks, making a tenant’s lease term another significant variable in a lease’s cash flows.

The Company has elected the practical expedient in ASC Topic 842 on not separating non-lease components from associated lease components.  The lease and non-lease components combined as a result of this election largely include tenant rentals and maintenance charges, respectively. The Company applies the accounting requirements of ASC Topic 842 to the combined component.

The following table includes information regarding the Company’s operating leases for which it is the lessor, for the three and nine months ended September 30, 2019 and as of period end. (presented in thousands)

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Total Lease Payments	$49,463	$140,071
Less: Variable Lease Payments	4,868	15,167
Total Non-Variable Lease Payments	$44,595	$124,904

	2019
Year Ending December 31,	(remaining)	2020	2021	2022	2023	Thereafter	Total
Future Lease Payments	$47,544	$189,758	$186,964	$183,583	$179,542	$1,228,924	$2,016,315

Land Lease Obligations

The Company is the lessee under land lease agreements for certain of its properties, all of which qualified as operating leases as of September 30, 2019. The Company’s land leases are net lease agreements and do not include variable lease payments. These leases typically provide multi-year renewal options to extend their term as lessee at the Company’s option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.

In calculating its lease obligations under the ground leases, the Company uses discount rates estimated to be equal to what it would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following tables include information on the Company’s land leases for which it is the lessee, for the three and nine months ended September 30, 2019 and as of period end. (presented in thousands)

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating Lease Costs	$354	$925
Variable Lease Costs	—	—
Total Non-Variable Lease Costs	$354	$925

Supplemental Disclosure
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$19,672
Right-of-use assets removed in exchange for real property	(3,025)	(3,025)
Right-of-use assets net change	$(3,025)	$16,647

Operating cash outflows on operating leases	$297	$805

Weighted-average remaining lease term - operating leases (years)	38.3	38.3

Weighted-average discount rate - operating leases	4.13%	4.13%

Maturity Analysis of Lease Liabilities (presented in thousands)

	2019
Year Ending December 31,	(remaining)	2020	2021	2022	2023	Thereafter	Total
Lease Payments	$267	$1,069	$1,015	$789	$789	$31,373	$35,302
Imputed Interest	(168)	(662)	(645)	(634)	(628)	(16,255)	(18,992)
Total Lease Liabilities	$99	$407	$370	$155	$161	$15,118	$16,310

Note 4 – Real Estate Investments

Real Estate Portfolio

As of September 30, 2019, the Company owned 789 operating properties located in 46 states, with a total gross leasable area of approximately 14.0 million square feet. Net Real Estate Investments totaled $2.1 billion as of September 30, 2019. As of December 31, 2018, the Company owned 645 operating properties located in 46 states, with a total gross leasable area of approximately 11.2 million square feet. Net Real Estate Investments totaled $1.7 billion as of December 31, 2018.

Acquisitions

During the three months ended September 30, 2019, the Company purchased 68 retail net lease assets for approximately $246.4 million, which includes acquisition and closing costs. These properties are located in 27 states and are leased for a weighted average lease term of approximately 12.3 years.

During the nine months ended September 30, 2019, the Company purchased 147 retail net lease assets for approximately $565.0 million, which includes acquisition and closing costs. These properties are located in 37 states and are leased for a weighted average lease term of approximately 11.9 years.

The aggregate acquisitions for the nine months ended September 30, 2019 were allocated $165.2 million to land, $323.1 million to buildings and improvements, and $76.7 million to lease intangibles. The acquisitions were all cash purchases and there was no material contingent consideration associated with these acquisitions. None of the Company’s acquisitions during the first nine months of 2019 caused any new or existing tenant to comprise 10% or more of its total assets or generate 10% or more of its total annualized contractual base rent at September 30, 2019.

Developments

During the three and nine months ended September 30, 2019, the Company completed four and eight developments or Partner Capital Solutions projects, respectively.  At September 30, 2019 the Company had two such projects under construction.

Dispositions

During the three months ended September 30, 2019, the Company sold three properties for net proceeds of $7.7 million and the Company recorded a net gain of $2.6 million.

During the nine months ended September 30, 2019, the Company sold nine properties for net proceeds of $34.5 million and the Company recorded a net gain of $9.0 million.

Provision for Impairment

The Company reviews long-lived assets, including intangible assets, for possible impairment when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through operations. Events or changes in circumstances may include significant changes in real estate market conditions, estimated residual values,  and an expectation to sell assets before the end of the previously estimated life.  An asset is considered impaired if its carrying value exceeds its estimated undiscounted cash flows.  Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. The Company recognized no provisions for impairment for the three months ended September 30, 2019 and $0.5 million for the three months ended September 30, 2018, and $1.6 million and $1.7 million for the nine months ended September 30, 2019 and 2018, respectively. The estimated fair value of the impaired real estate assets at their time of impairment during the nine months ended September 30, 2019 was $3.0 million.

The valuation of impaired assets is determined using valuation techniques including discounted cash flow analysis, analysis of recent comparable sales transactions, and purchase offers received from third parties, which are Level 3 inputs. The Company may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of its real estate.  Estimating future cash flows is highly subjective and estimates can differ materially from actual results.

Note 5 – Debt

As of September 30, 2019, the Company had total gross indebtedness of $931.9 million, including (i) $58.9 million of mortgage notes payable; (ii) $240.0 million of unsecured term loans; (iii) $385.0 million of senior unsecured notes; and (iv) $248.0 million of borrowings under the Company’s Credit Facility.

Mortgage Notes Payable

As of September 30, 2019, the Company had total gross mortgage indebtedness of $58.9 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $89.7 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.02% as of September 30, 2019 and 4.13% as of December 31, 2018.

	September 30, 2019	December 31, 2018
(not presented in thousands)	(in thousands)
Note payable in monthly installments of interest only at 3.32% per annum, with a balloon payment due October 2019	$21,500	$21,500

Note payable in monthly installments of $153,838, including interest at 6.90% per annum, with final monthly payment due January 2020 but early extinguished in September 2019	—	1,922

Note payable in monthly installments of $23,004, including interest at 6.24% per annum, with a balloon payment of $2,781,819 due February 2020	2,800	2,872

Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 2023	23,640	23,640

Note payable in monthly installments of $35,673, including interest at 5.01% per annum, with a balloon payment of $4,034,627 due September 2023	4,825	4,959

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026	6,102	6,626

Total principal	58,867	61,519
Unamortized debt issuance costs	(444)	(593)
Total	$58,423	$60,926

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which it would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At September 30, 2019, there were no mortgage loans with partial recourse to us.

The Company had entered into mortgage loans which are secured by multiple properties and contain cross-default and cross-collateralization provisions. Cross-collateralization provisions allow a lender to foreclose on multiple properties in the event that the Company defaults under the loan. Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan.

Senior Unsecured Notes

The following table presents the Senior Unsecured Notes balance net of unamortized debt issuance costs as of September 30, 2019, and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
2025 Senior Unsecured Notes	$50,000	$50,000
2027 Senior Unsecured Notes	50,000	50,000
2028 Senior Unsecured Notes	60,000	60,000
2029 Senior Unsecured Notes	100,000	100,000
2030 Senior Unsecured Notes	125,000	125,000
Total Principal	385,000	385,000
Unamortized debt issuance costs	(829)	(936)
Total	$384,171	$384,064

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

In August 2017, the Company and the Operating Partnership entered into a note purchase agreement with institutional purchasers. Pursuant to the note purchase agreement, the Operating Partnership completed a private placement of $100.0 million aggregate principal amount of its 4.19% senior unsecured notes due September 2029 (the “2029 Senior Unsecured Notes”). Closing of the private placement was consummated in September 2017; and, on that date, the Operating Partnership issued the senior unsecured notes. The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

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

In June 2019, the Operating Partnership entered into a note purchase agreement with institutional investors in connection with the private placement of $125.0 million aggregate principal amount of its 4.47% senior unsecured notes due October 2031 (the “2031 Senior Unsecured Notes”). The closing of the private placement and the issuance of the 2031 Senior Unsecured Notes took place in October 2019.  The 2031 Senior Unsecured Notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act. See Note 12 Subsequent Events in regards to sale of the notes.  In March 2019, the Company entered into forward-starting interest rate swap agreements to fix the interest for $100.0 million of long-term debt until maturity. The Company terminated the swap agreements at the time of pricing the 2031 Notes, which resulted in an effective annual fixed rate of 4.41% for $100.0 million aggregate principal amount of the 2031 Notes. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the $125.0 million aggregate principal amount of 2031 Senior Unsecured Notes is 4.42%.

Unsecured Term Loan Facilities

The following table presents the Unsecured Term Loans balance net of unamortized debt issuance costs as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
2019 Term Loan	$—	$18,543
2023 Term Loan	40,000	40,000
2024 Term Loan Facilities	100,000	100,000
2026 Term Loan	100,000	100,000
Total Principal	240,000	258,543
Unamortized debt issuance costs	(2,016)	(2,124)
Total	$237,984	$256,419

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matured May 2019 (the “2019 Term Loan”). Borrowings under the 2019 Term Loan were priced at LIBOR plus 170 basis points. In order to fix LIBOR on the 2019 Term Loan at 1.92% until maturity, the Company had an interest rate swap agreement in place, which was assigned by the lender under the Mortgage Note to the 2019 Term Loan lender. Including the swap, the 2019 Term Loan bore an all-in interest rate of 3.62%.  The 2019 Term Loan was repaid upon maturity in May 2019.

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures July 2023 (the “2023 Term Loan”). Borrowings under the 2023 Term Loan are priced at LIBOR plus 85 to 165 basis points, depending on its credit rating. The Company entered into an interest rate swap to fix LIBOR at 140 basis points until maturity. As of September 30, 2019, $40.0 million was outstanding under the 2023 Term Loan, which was subject to an all-in interest rate of 2.40%, including the swap.

The amended and restated credit agreement, described below, extended the maturity dates of the $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility (together, the “2024 Term Loan Facilities”) to January 2024. In connection with entering into the amended and restated credit agreement, the prior notes evidencing the existing $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at a variable LIBOR plus 85 to 165 basis points, depending on its credit rating. The Company utilized existing interest rate swaps to effectively fix the LIBOR at 213 basis points until September 2020 ($35 million facility) and July 2021 ($65 million facility) (refer to Note 7 – Derivative Instruments and Hedging Activity). As of September 30, 2019, $100.0 million was outstanding under the 2024 Term Loan Facilities bearing an all-in interest rate of 3.13%, including the swaps.

In December 2018, the Company entered into a $100.0 million unsecured term loan facility that matures January 2026 (the “2026 Term Loan”). Borrowings under the 2026 Term Loan are priced at LIBOR plus 145 to 240 basis points, depending on its credit rating. The Company entered into an interest rate swap to fix LIBOR at 266 basis points until maturity. As of September 30, 2019, $100.0 million was outstanding under the 2026 Term Loan, which was subject to an all-in interest rate of 4.26%, including the swap.

Senior Unsecured Revolving Credit Facility

In December 2016, the Company amended and restated the credit agreement (the “Credit Agreement”) that governs its senior unsecured revolving credit facility and its unsecured term loan facility to increase the aggregate borrowing capacity to $350.0 million. In July 2018, the Company elected to pursue commitments under the accordion option outlined in its senior unsecured revolving credit facility to increase the revolving commitments by $75.0 million, raising the total revolving commitments under the amended and restated credit agreement from $250.0 million to $325.0 million. Including the increased commitments, the amended and restated credit agreement provides for a $325.0 million unsecured revolving credit facility, a $65.0 million unsecured term loan facility and a $35.0 million unsecured term loan facility (referenced above as 2024 Term Loan Facilities). The unsecured revolving credit facility matures January 2021 with options to extend the maturity date to January 2022. The 2024 Term Loan Facilities mature January 2024. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement up to $500.0 million, subject to lender approval.

Borrowings under the revolving credit facility bear interest at LIBOR plus 85 to 155 basis points, depending on its credit rating. Additionally, the Company is required to pay a facility fee at an annual rate of 0 to 55 basis points of the total amount of the revolving credit facility, depending on its credit rating. The Credit Agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of September 30, 2019, and December 31, 2018, the Company had $248.0 million and $19.0 million of outstanding borrowings under the revolving credit facility, respectively, bearing weighted average interest rates of approximately 3.30% and 3.38%, respectively. As of September 30, 2019, $77.0 million was available for borrowing under the revolving credit facility and the Company was in compliance with the credit agreement covenants.

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

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt as of September 30, 2019 (in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2019	$253	$21,500	$21,753
2020	947	2,767	3,714
2021 (1)	998	248,000	248,998
2022	1,060	—	1,060
2023	1,069	67,656	68,725
Thereafter	2,617	585,000	587,617
Total	$6,944	$924,923	$931,867
(1)

The balloon payment balance includes the balance outstanding under the Credit Facility as of September 30, 2019. The Credit Facility matures in January 2021, with options to extend the maturity for one year at the Company’s election, subject to certain conditions.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured and secured recourse leverage ratios, minimum tangible net worth and consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum unencumbered interest expense ratio, and a maximum payout ratio. As of September 30, 2019, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of September 30, 2019.

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

ATM Program

In July 2019, the Company entered into a $400.0 million at-the-market equity program (“ATM”) program through which the Company may, from time to time, sell shares of common stock. In addition to selling shares of common stock, the Company may enter into forward sale agreements through its ATM program. During the three months ended September 30, 2019, the Company issued 444,228 shares under this program, at an average price of $74.30, realizing gross proceeds of $33.0 million. The Company had approximately $367.0 million remaining under the ATM program as of September 30, 2019.

During the year ended December 31, 2018, and the six months ended June 30, 2019, the Company issued 3,057,263 shares and 886,768 of common stock, respectively, under a previously authorized $250 million ATM program, at average prices of $59.28 and $66.83, respectively, realizing gross proceeds of approximately $181.2 million and $59.3 million, respectively.  No future issuances will occur under this predecessor ATM program authorization.

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

As of September 30, 2019, the Company had not received proceeds from the sale of shares of its common stock by the forward purchasers in the April 2019 Forward. Selling common stock through forward sale agreements enables the Company to set the price of shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the Company. The April 2019 Forward is required to be settled no later than May 1, 2020.

Preferred Stock

During the nine months ended September 30, 2019, the Company redesignated and reclassified all 200,000 authorized but unissued shares of its Series A Junior Participating Preferred Stock as authorized but unissued and unclassified shares of preferred stock, par value $.0001 per share, of the Company without further designation. The number of preferred shares the Company has the authority to issue remains at 4,000,000, all of which are unclassified and undesignated.

Note 7 – Dividends and Distribution Payable

On September 4, 2019, the Company declared a dividend of $0.57 per share (and distributions per unit) for the quarter ended September 30, 2019. The holders of limited partnership interests in the Operating Partnership (“OP Units”) were entitled to an equal distribution per OP Unit held as of September 30, 2019. The dividends and distributions payable were recorded as liabilities on the Company’s condensed consolidated balance sheet at September 30, 2019. The dividend has been reflected as a reduction of stockholders’ equity and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. These amounts were paid on October 11, 2019. Dividends per share (and distributions per unit) declared for the quarter ended September 30, 2018 were $0.54.

Note 8 – Derivative Instruments and Hedging Activity

Background

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risk, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and, to a limited extent, the use of derivative instruments. For additional information regarding the leveling of the Company’s derivatives (refer to Note 10 – Fair Value Measurements).

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

In June 2019, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt. The Company is hedging its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending March 2021. As of September 30, 2019, these interest rate swaps were valued as a liability of $5.5 million.

Prior Derivative Transactions

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of September 30, 2019, this interest rate swap was valued as a liability of approximately $0.2 million.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 2.09%. These swaps effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of September 30, 2019, these interest rate swaps were valued as a liability of approximately $0.7 million.

In September 2017, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of September 30, 2019, this interest rate swap was valued as a liability of approximately $0.0 million.

In December 2018, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $100.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 2.66%. These swaps effectively converts $100.0 million of variable-rate borrowings to fixed-rate borrowings from December 27, 2018 to January 15, 2026. As of September 30, 2019, these interest rate swaps were valued as a liability of approximately $7.6 million.

Recognition

On January 1, 2019, the Company adopted ASU No. 2017-12, "Targeted Improvements to Accounting for Hedging Activities", which provided changes in hedge accounting recognition and presentation requirements. The Company now recognizes all changes in fair value for hedging instruments designated and qualifying for cash flow hedge accounting treatment as a component of Other Comprehensive Income (OCI), as opposed to previously recognizing the ineffective portion, if any, directly in earnings. Upon adoption, there were no adjustments to recognize relating to previously recorded derivatives transactions or amounts.  Net realized gains or losses resulting from derivatives that were settled in conjunction with planned fixed rate financings or refinancings continue to be included in accumulated OCI during the term of the hedged debt transaction.

Amounts reported in accumulated OCI related to currently outstanding interest rate derivatives are recognized as an adjustment to income as interest payments are made on the Company’s variable-rate debt. Realized gains or losses on settled derivative instruments included in accumulated OCI are recognized as an adjustment over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $1.3 million will be reclassified as an increase to interest expense.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
	September 30,	December 31,	September 30,	December 31,
Interest Rate Derivatives	2019	2018	2019	2018
Interest Rate Swap	12	10	$240,000	$258,543

The table below presents the estimated fair value of the Company’s derivative financial instruments, as well as their classification in the condensed consolidated balance sheets (in thousands).

	Asset Derivatives
	September 30, 2019	December 31, 2018
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	$—	$2,539

	Liability Derivatives
	September 30, 2019	December 31, 2018
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	$14,016	$1,135

The table below displays the effect of the Company’s derivative financial instruments in the condensed consolidated statements of  income and comprehensive income for the three and nine months ended September 30, 2019 and 2018 (in thousands).

				Location of
				Income/(Loss)
	Derivatives in			Reclassified from	Amount of Income/(Loss)
	Cash Flow			Accumulated OCI	Reclassified from
	Hedging	Amount of Income/(Loss) Recognized		into Income	Accumulated OCI into Expense
	Relationships	in OCI on Derivative (Effective Portion)		(Effective Portion)	(Effective Portion)
Three Months Ended September 30,		2019	2018		2019	2018

	Interest rate swaps	$(7,418)	$454	Interest Expense	$22	$67

Nine Months Ended September 30,		2019	2018		2019	2018

	Interest rate swaps	$(14,617)	$3,166	Interest Expense	$366	$(24)

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to default on the indebtedness.

As of September 30, 2019, the fair value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $14.3 million.

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the condensed consolidated balance sheets.

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of September 30, 2019 and December 31, 2018. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the condensed consolidated balance sheets (in thousands):

Offsetting of Derivative Assets as of September 30, 2019

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities as of September 30, 2019

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$14,016	$—	$14,016	$—	$—	$14,016

Offsetting of Derivative Assets as of December 31, 2018

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$2,539	$—	$2,539	$(575)	$—	$1,964

Offsetting of Derivative Liabilities as of December 31, 2018

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$1,135	$—	$1,135	$(575)	$—	$560

Note 9 – Discontinued Operations

There were no properties classified as discontinued operations for the three and nine months ended September 30, 2019.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	Total Fair Value	Level 2
September 30, 2019
Derivative liabilities - interest rate swaps	$14,016	$14,016

December 31, 2018
Derivative assets - interest rate swaps	$2,539	$2,539
Derivative liabilities - interest rate swaps	$1,135	$1,135

Other Financial Instruments

The carrying values of cash and cash equivalents, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

The Company estimated the fair value of its debt based on its incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt. The discount rate used to calculate the fair value of debt approximates current lending rates for loans and assumes the debt is outstanding through maturity. Since such amounts are estimates that are based on limited available market information for similar transactions, which is a Level 2 non-recurring measurement, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

Fixed rate debt (including variable rate debt swapped to fixed, excluding the value of the derivatives) with carrying values of $680.6 million and $701.4 million as of September 30, 2019 and December 31, 2018, respectively, had fair values of $713.5 million and $702.0 million, respectively. Variable rate debt’s fair value is estimated to be equal to the carrying values of $248.0 million and $19.0 million, as of September 30, 2019 and December 31, 2018, respectively.

Note 11 – Equity Incentive Plan

The Company estimates the fair value of restricted stock grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

As of September 30, 2019, there was $8.1 million of total unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.3 years. The Company used 0% for the forfeiture rate for determining the fair value of restricted stock.

The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

Restricted stock activity is summarized as follows:

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2018	212	$42.74
Restricted stock granted	54	$65.83
Restricted stock vested	(64)	$38.99
Unvested restricted stock at September 30, 2019	202	$50.47

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

As of September 30, 2019, there was $2.7 million of total unrecognized compensation costs related to the outstanding performance shares and units, which is expected to be recognized over a weighted average period of 3.7 years. The Company used 0% for the forfeiture rate for determining the fair value of performance shares and units.

Performance share and unit activity is summarized as follows:

	Target Number	Weighted Average
	of Awards	Grant Date
	(in thousands)	Fair Value
Performance shares at December 31, 2018	31	$47.73
Performance units granted	30	$65.66
Performance shares and units at September 30, 2019	61	$56.57

Note 12 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to September 30, 2019 through the date on which these financial statements were available to be issued to determine whether any of these events required disclosure in the financial statements.

In October 2019, the Operating Partnership closed on the $125.0 million private placement and issued the 2031 Senior Unsecured Notes. The 2031 Senior Unsecured Notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act. See Note 5 Debt – Senior Unsecured Notes for more information regarding these notes.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project,” or similar expressions. Forward-looking statements in this report include information about possible or assumed future events, including, among other things, discussion and analysis of the Company’s future financial condition, results of operations, its strategic plans and objectives, occupancy and leasing rates and trends, liquidity and ability to refinance its indebtedness as it matures, anticipated expenditures of capital, and other matters. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations, include, but are not limited to: the global and national economic conditions and changes in general economic, financial and real estate market conditions; changes in the Company’s business strategy; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; its ability to re-lease space as leases expire; loss or bankruptcy of one or more of its major tenants; its ability to maintain its qualification as a real estate investment trust (“REIT”) for federal income tax purposes and the limitations imposed on its business by its status as a REIT; and legislative or regulatory changes, including changes to laws governing REITs. The factors included in this report, including the documents incorporated by reference, and documents the Company subsequently files or furnishes with the Securities and Exchange Commission are not exhaustive and additional factors could cause actual results to differ materially from that described in the forward-looking statements. For a discussion of additional risk factors, see the factors included under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. All forward-looking statements are based on information that was available, and speak only, as of the date on which they were made. Except as required by law, the Company disclaims any obligation to review or update these forward–looking statements to reflect events or circumstances as they occur.

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994. The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership, of which the Company is the sole general partner and in which the Company held a 99.2% interest as of September 30, 2019.

As of September 30, 2019, the Company’s portfolio consisted of 789 properties located in 46 states and totaling approximately 14.0 million square feet of gross leasable area (“GLA”). As of September 30, 2019, the Company’s portfolio was approximately 99.7% leased and had a weighted average remaining lease term of approximately 10.2 years. Substantially all of its tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

Results of Operations

Overall

The Company’s real estate investment portfolio grew from approximately $1.7 billion in gross investment amount representing 520 properties with 10.0 million square feet of gross leasable space as of September 30, 2018 to approximately $2.1 billion in gross investment amount representing 789 properties with 14.0 million square feet of gross leasable space at September 30, 2019. The Company’s real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2019 on acquisitions that were made during 2018. Similarly, the full rental income impact of acquisitions made during 2019 will not be seen until 2020.

Acquisitions

During the three months ended September 30, 2019, the Company acquired 68 retail net lease assets for approximately $246.4 million, which includes acquisition and closing costs. These properties are located in 27 states and are leased to 25 different tenants operating in 16 diverse retail sectors for a weighted average lease term of approximately 12.3 years. The underwritten weighted average capitalization rate on the Company’s second quarter 2019 acquisitions was approximately 7.0%.

During the nine months ended September 30, 2019, the Company acquired 147 retail net lease assets for approximately $565.0 million, which includes acquisition and closing costs. These properties are located in 37 states and are leased to 45 different tenants operating in 22 diverse retail sectors for a weighted average lease term of approximately 11.9 years. The underwritten weighted average capitalization rate on the Company’s year-to-date 2019 acquisitions was approximately 6.9%.

Dispositions

During the three months ended September 30, 2019, the Company sold three properties for net proceeds of $7.7 million and recorded a net gain of $2.6 million.  During the nine months ended September 30, 2019, the Company sold nine properties for net proceeds of $34.5 million and recorded a net gain of $9.0 million.

Development and Partner Capital Solutions

During the three and nine months ended September 30, 2019, the Company completed four and eight developments or Partner Capital Solutions projects, respectively.  At September 30, 2019 the Company had two such projects under construction.

Comparison of Three Months Ended September 30, 2019 to Three Months Ended September 30, 2018

	Three months ended		Variance
	September 30, 2019	September 30, 2018	(in dollars)	(percentage)

Rental Income	$48,020	$33,971	$14,049	41.0%
Real Estate Tax Expense	$3,674	$2,824	$850	30.0%
Property Operating Expense	$1,598	$978	$620	63.0%
Land Lease Expense	$354	$172	$182	106.0%
Depreciation and Amortization Expense	$11,897	$8,142	$3,755	46.0%

The variances in rental income, real estate tax expense, property operating expense, land lease expense and depreciation and amortization expense shown above were due to the acquisitions and ownership of additional properties during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, as further described under Results of Operations - Overall above.

General and administrative expenses increased $0.9 million, or 30%, to $3.8 million for the three months ended September 30, 2019, compared to $2.9 million for the three months ended September 30, 2018.  The increase was primarily the result of increased employee headcount, increased compensation costs, and increased professional costs.  General and administrative expenses as a percentage of total revenue decreased to 8.0% in the third quarter of 2019 from 8.7% in the third quarter of 2018.

No provision for impairment for the three months ended September 30, 2019 was recorded, and $0.5 million was recorded for the three months ended September 30, 2018. Provisions for impairment reflect the amount by which current book value exceeds estimated fair value and are not necessarily comparable period-to-period.

Interest expense increased $1.9 million, or 28%, to $8.4 million for the three months ended September 30, 2019, compared to $6.5 million for the three months ended September 30, 2018.  The increase in interest expense was primarily a result of higher levels of borrowings in the third quarter of 2019 in comparison to the third quarter of 2018. Borrowings were higher in the third quarter of 2019 to finance the increased acquisition and development activity in the third quarter of 2019 in comparison to the prior period.

Gain on sale of assets decreased $1.3 million, or 34%, to $2.6 million for the three months ended September 30, 2019, compared to $3.9 million for the three months ended September 30, 2018.  Gains on sales of assets are dependent on levels of disposition activity and the assets’ bases relative to their sales prices.  As a result, such gains are not necessarily comparable period-to-period.

Net income increased $5.0 million, or 32%, to $20.8 million for the three months ended September 30, 2019, compared to $15.8 million for the three months ended September 30, 2018.  The change was the result of the items discussed above.

Comparison of Nine Months Ended September 30, 2019 to Nine Months Ended September 30, 2018

	Nine months ended		Variance
	September 30, 2019	September 30, 2018	(in dollars)	(percentage)

Rental Income	$135,240	$99,279	$35,961	36.0%
Real Estate Tax Expense	$11,016	$7,825	$3,191	41.0%
Property Operating Expense	$4,832	$3,655	$1,177	32.0%
Land Lease Expense	$922	$511	$411	80.0%
Depreciation and Amortization Expense	$32,597	$23,949	$8,648	36.0%

The variances in rental income, real estate tax expense, property operating expense, land lease expense, and depreciation and amortization expense shown above were due to the acquisition and the ownership of additional properties during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

General and administrative expenses increased $2.7 million, or 31%, to $11.7 million for the nine months ended September 30, 2019, compared to $9.0 million for the nine months ended September 30, 2018.  The increase was primarily the result of increased employee headcount, increased compensation costs, and increased professional costs.  General and administrative expenses as a percentage of total revenue decreased to 8.7% in the first nine months of 2019 from 9.0% in the first nine months of 2018.

Provision for impairment decreased to $1.6 million for the nine months ended September 30, 2019, compared to $1.7 million for the nine months ended September 30, 2018. Provisions for impairment reflect the amount by which current book value exceeds estimated fair value and are not necessarily comparable period-to-period.

Interest expense increased $5.4 million, or 30%, to $23.4 million for the nine months ended September 30, 2019, compared to $18.0 million for the nine months ended September 30, 2018.  The increase in interest expense was primarily a result of higher levels of borrowings in the first three quarters of 2019 in comparison to the first three quarters of 2018 to finance the acquisition and development of additional properties, which acquisition and development activity increased in the first three quarters of 2019 in comparison to the prior period.

Gain on sale of assets decreased $1.9 million, or 18%, to $9.0 million for the nine months ended September 30, 2019, compared to $10.9 million for the nine months ended September 30, 2018.  Gains on sales of assets are dependent on the levels of disposition activity and the assets’ bases relative to their sales prices.  As a result, such gains are not necessarily comparable period-to-period.

Income tax expense decreased $0.2 million to $0.2 million for the nine months ended September 30, 2019, compared to $0.4 million for the nine months ended September 30, 2018.   The decrease was a result of a one-time credit of $0.5 million to reflect a reduction in the Company’s deferred tax liability of one of its taxable REIT subsidiaries.

Net income increased $12.5 million, or 28%, to $58.0 million for the nine months ended September 30, 2019, compared to $45.5 million for the nine months ended September 30, 2018.  The change was the result of the items discussed above.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on its outstanding indebtedness, distributions to its shareholders and future property acquisitions and development.

The Company expects to meet its short-term liquidity requirements through cash provided from operations and borrowings under its revolving credit facility. As of September 30, 2019, available cash and cash equivalents was $10.8 million. As of September 30, 2019, the Company had $248.0 million outstanding on its revolving credit facility and $77.0 million was available for future borrowings, subject to its compliance with covenants. The Company anticipates funding its long-term capital needs through cash provided from operations, borrowings under its revolving credit facility, the issuance of debt and common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

The Company continually evaluates alternative financing and believes that the Company can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Capitalization

As of September 30, 2019, the Company’s total market capitalization was approximately $4.0 billion. Total market capitalization consisted of $3.1 billion of common equity (based on the September 30, 2019 closing price on the NYSE of $73.15 per common share and assuming the conversion of operating partnership units in the Operating Partnership (“OP units”)) and $921.1 million of total debt, including (i) $58.9 million of mortgage notes payable; (ii) $240.0 million of unsecured term loans; (iii) $385.0 million of senior unsecured notes; (iv) $248.0 million of borrowings under its revolving credit facility, less (v) cash, cash equivalents and cash held in escrow of $10.8 million. The Company’s ratio of total debt to total market capitalization was 23.0% at September 30, 2019.

At September 30, 2019, the non-controlling interest in the Operating Partnership represented ownership of 0.8% of the Operating Partnership. The OP Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged OP Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all OP Units, there would have been 42,760,446 shares of common stock outstanding at September 30, 2019.

Equity

In September 2018, the Company closed a follow-on public offering of 3,500,000 shares of common stock in connection with a forward sale agreement (the “September 2018 Forward”).  In May 2019, the Company closed a subsequent follow-

on offering of 3,162,500 shares of common stock in connection with a forward sale agreement (the “April 2019 Forward”).  Concurrently with entering into the April 2019 Forward, the Company settled the entirety of the September 2018 Forward and received net proceeds of approximately $186.0 million.

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

In July 2019, the Company entered into a $400.0 million at-the-market equity program (“ATM”) program through which the Company may, from time to time, sell shares of common stock. In addition to selling shares of common stock, the Company may enter into forward sale agreements through its ATM program. During the three months ended September 30, 2019, the Company issued 444,228 shares under this program, at an average price of $74.30, realizing gross proceeds of $33.0 million. The Company had approximately $367.0 million remaining under the ATM program as of September 30, 2019.  The Company intends to use the proceeds generated from its ATM Program for general coporate purposes, including funding its investment activity, the repayment or refinancing of outstanding indebtedness, working capital and other general purposes.

During the year ended December 31, 2018, and the six months ended June 30, 2019, the Company issued 3,057,263 shares and 886,768 of common stock, respectively, under a previously authorized $250 million ATM program, at average prices of $59.28 and $66.83, respectively, realizing gross proceeds of approximately $181.2 million and $59.3 million, respectively.  No future issuances will occur under this predecessor ATM program authorization.

Debt

The below table summarizes the Company’s outstanding debt for the periods ended September 30, 2019 and December 31, 2018 (in thousands):

	Interest		Principal Amount Outstanding
Senior Unsecured Revolving Credit Facility	Rate	Maturity	September 30, 2019	December 31, 2018
Credit Facility (1)	3.02%	January 2021	$248,000	$19,000
Total Credit Facility			$248,000	$19,000

Unsecured Term Loans (2)
2019 Term Loan	3.62%	May 2019	$—	$18,543
2023 Term Loan	2.40%	July 2023	40,000	40,000
2024 Term Loan Facility	3.09%	January 2024	65,000	65,000
2024 Term Loan Facility	3.20%	January 2024	35,000	35,000
2026 Term Loan	4.26%	January 2026	100,000	100,000
Total Unsecured Term Loans			$240,000	$258,543

Senior Unsecured Notes (2)
2025 Senior Unsecured Notes	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Notes	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	September 2030	125,000	125,000
Total Senior Unsecured Notes			$385,000	$385,000

Mortgage Notes Payable (2)
Single Asset Mortgage Loan	3.32%	October 2019	21,500	21,500
Portfolio Mortgage Loan (3)	6.90%	January 2020	—	1,922
Single Asset Mortgage Loan	6.24%	February 2020	2,800	2,872
CMBS Portfolio Loan	3.60%	January 2023	23,640	23,640
Single Asset Mortgage Loan	5.01%	September 2023	4,825	4,959
Portfolio Credit Tenant Lease	6.27%	July 2026	6,101	6,626
Total Mortgage Notes Payable			$58,867	$61,519

Total Principal Amount Outstanding			$931,867	$724,062
(1)	The annual interest rate of the Credit Facility assumes one-month LIBOR as of September 30, 2019 of 2.02%.
(2)	Interest rate includes the effects of variable interest rates that have been swapped to fixed interest rates.
(3)	Mortgage paid off early in September 2019. Original maturity date of January 2020.

Upcoming Maturities

The $21.5 million Single Asset Mortgage Loan associated with a 2017 asset acquisition matured in October 2019 and was repaid using proceeds from the Company’s revolving credit facility. The remaining $0.6 million Portfolio Mortgage Loan associated with a portfolio of six assets acquired in 2001 was set to mature in January 2020 but was prepaid in September 2019 without penalty. The $2.8 million Single Asset Mortgage Loan associated with a 2009 asset acquisition matures in February 2020. The Company expects to use proceeds from its revolving credit facility to finance this debt maturity.

Senior Unsecured Revolving Credit Facility

In December 2016, the Company amended and restated the credit agreement (the “Credit Agreement”) that governs its senior unsecured revolving credit facility and its unsecured term loan facility to increase the aggregate borrowing capacity to $350.0 million. In July 2018, the Company elected to pursue commitments under the accordion option outlined in its senior unsecured revolving credit facility to increase the revolving commitments by $75.0 million, raising the total revolving commitments under the amended and restated credit agreement from $250.0 million to $325.0 million. Including the increased commitments, the amended and restated credit agreement provides for a $325.0 million unsecured revolving credit facility, a $65.0 million unsecured term loan facility and a $35.0 million unsecured term loan facility (referenced below as 2024 Term Loan Facilities). The unsecured revolving credit facility matures January 2021 with options to extend the maturity date to January 2022. The 2024 Term Loan Facilities mature January 2024. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement up to $500.0 million, subject to lender approval.

Borrowings under the revolving credit facility bear interest at LIBOR plus 85 to 155 basis points, depending on the Company’s credit rating. Additionally, the Company is required to pay a facility fee at an annual rate of 0 to 55 basis points of the total amount of the revolving credit facility, depending on its credit rating. The Credit Agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of September 30, 2019, and December 31, 2018, the Company had $248.0 million and $19.0 million of outstanding borrowings under the revolving credit facility, respectively, bearing weighted average interest rates of approximately 3.30% and 3.38%, respectively. As of September 30, 2019, $77.0 million was available for borrowing under the revolving credit facility and the Company was in compliance with the credit agreement covenants.

Unsecured Term Loan Facilities

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matured May 2019 (the “2019 Term Loan”).  The 2019 Term Loan was repaid upon maturity in May 2019.

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures July 2023 (the “2023 Term Loan”). Borrowings under the 2023 Term Loan are priced at LIBOR plus 85 to 165 basis points, depending on its credit rating. The Company entered into an interest rate swap to fix LIBOR at 140 basis points until maturity. As of September 30, 2019, $40.0 million was outstanding under the 2023 Term Loan, which was subject to an all-in interest rate of 2.40%, including the swap.

The amended and restated credit agreement, described above, extended the maturity dates of the $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility (together, the “2024 Term Loan Facilities”) to January 2024. In connection with entering into the amended and restated credit agreement, the prior notes evidencing the existing $65.0 million unsecured term loan facility and $35.0 million unsecured term loan facility were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at a variable LIBOR plus 85 to 165 basis points, depending on its credit rating. The Company utilized existing interest rate swaps to effectively fix the LIBOR at 213 basis points until September 2020 ($35 million facility) and July 2021 ($65 million facility) (refer to Note 7 – Derivative Instruments and Hedging Activity). As of September 30, 2019, $100.0 million was outstanding under the 2024 Term Loan Facilities bearing an all-in interest rate of 3.13%, including the swaps.

In December 2018, the Company entered into a $100.0 million unsecured term loan facility that matures January 2026 (the “2026 Term Loan”). Borrowings under the 2026 Term Loan are priced at LIBOR plus 145 to 240 basis points, depending on its credit rating. The Company entered into an interest rate swap to fix LIBOR at 266 basis points until maturity. As of September 30, 2019, $100.0 million was outstanding under the 2026 Term Loan, which was subject to an all-in interest rate of 4.26%, including the swap.

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

In July 2016, the Company entered into a note purchase agreement with institutional purchasers. Pursuant to the note purchase agreement, the Operating Partnership completed a private placement of $60.0 million aggregate principal amount of its 4.42% senior unsecured notes due July 2028 (the “2028 Senior Unsecured Notes”). The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

In August 2017, the Company and the Operating Partnership entered into a note purchase agreement with institutional purchasers. Pursuant to the note purchase agreement, the Operating Partnership completed a private placement of $100.0 million aggregate principal amount of its 4.19% senior unsecured notes due September 2029 (the “2029 Senior Unsecured Notes”). The closing of the private placement was consummated in September 2017; and, on that date, the Operating Partnership issued the senior unsecured notes. The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

In September 2018, the Company and the Operating Partnership entered into two supplements to uncommitted master note facilities previously entered into with institutional purchasers in August 2017. Pursuant to the supplements, the Operating Partnership completed a private placement of $125.0 million aggregate principal amount of its 4.32% senior unsecured notes due September 2030 (the “2030 Senior Unsecured Notes”). The senior unsecured notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

In June 2019, the Operating Partnership entered into a note purchase agreement with institutional investors in connection with the private placement of $125.0 million aggregate principal amount of its 4.47% senior unsecured notes due October 2031 (the “2031 Senior Unsecured Notes”). In October 2019, the Operating Partnership closed on the $125.0 million private placement and issued the 2031 Senior Unsecured Notes. The 2031 Senior Unsecured Notes were sold only to institutional investors and will not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act. In March 2019, the Company entered into forward-starting interest rate swap agreements to fix the interest for $100.0 million of long-term debt until maturity. The Company terminated the swap agreements at the time of pricing the 2031 Senior Unsecured Notes, which resulted in an effective annual fixed rate of 4.41% for $100.0 million aggregate principal amount of the 2031 Senior Unsecured Notes. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the $125.0 million aggregate principal amount of 2031 Senior Unsecured Notes is 4.42%.

Mortgage Notes Payable

As of September 30, 2019, the Company had total gross mortgage indebtedness of $58.9 million, with a weighted average term to maturity of 2.4 years. Including the Company’s mortgages that have been swapped to a fixed interest rate, its weighted average interest rate on mortgage debt was 4.02%.

The Company has entered into mortgage loans which are secured by multiple properties and contain cross-default and cross-collateralization provisions. Cross-collateralization provisions allow a lender to foreclose on multiple properties in the event that the Company defaults under the loan. Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured and secured recourse leverage ratios, minimum tangible net worth and consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum unencumbered interest expense ratio, and a maximum payout ratio. As of September 30, 2019, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of September 30, 2019.

Cash Flows

Operating - Substantially all of the Company’s cash from operations is generated by rental income from its investment portfolio.  Net cash provided by operating activities for the nine months ended September 30, 2019 increased by $24.3 million over the same period in 2018, primarily due to the increase in the size of the Company’s real estate investment portfolio as a result of operations.

Investing - Net cash used in investing activities was $237.6 million higher during the nine months ended September 30, 2019, compared to the same period in 2018.  Acquisitions of properties during the first nine months of 2019 were $216.4 million higher than the same period in 2018, due to overall increases in the level of acquisition activity.  Development costs during the nine months ended September 30, 2019 were $3.5 million lower than the same period in 2018, due to the timing of costs incurred related to the Company’s development activity.   Proceeds from asset sales decreased by $25.5 million during the nine months ended September 30, 2019 compared to the same period in 2018.

Financing - Net cash provided by financing activities was $210.6 million higher during the nine months ended September 30, 2019, compared to the same period in 2018.  Net proceeds from the issuance of common stock and borrowings increased by $117.4 million during the nine months ended September 30, 2019 compared to the same period in 2018, primarily to fund the increased level of acquisitions occurring in 2019.  In addition, borrowings on the revolving credit facility increased by $229.0 million during the nine months ended September 30, 2019 compared to the same period in 2018, to fund increased acquisition investment activity.  Finally, net cash provided by the financing of unsecured term loans decreased by $125.0 million due to alternate financing sources chosen to fund investment activity, such as the revolving credit facility.  The Company increased its total dividends and distributions paid to its stockholders and non-controlling owners by $17.1 million during the first nine months of 2019 compared to the same period in 2018.  The Company increased its quarterly dividend in the third quarter of 2019 to an annualized $2.28 per common share, a 5.6% increase over the annualized $2.16 per common share declared in the third quarter of 2018.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2019 (in thousands):

	Remainder of
	2019	2020	2021	2022	2023	Thereafter	Total
Mortgage Notes Payable	$21,751	$3,714	$998	$1,060	$28,726	$2,618	$58,867
Revolving Credit Facility	—	—	248,000	—	—	—	248,000
Unsecured Term Loans	—	—	—	—	40,000	200,000	240,000
Senior Unsecured Notes	—	—	—	—	—	385,000	385,000
Land Lease Obligations	267	1,069	1,015	789	789	31,373	35,302
Estimated Interest Payments on Outstanding Debt (1)	7,595	34,464	26,530	26,132	24,746	91,934	211,400
Total	$29,613	$39,247	$276,543	$27,981	$94,261	$710,925	$1,178,569

(1)	Includes estimated interest payments based on (i) the stated rates for mortgage notes payable, including the effect of interest rate swaps; (ii) the stated rates for unsecured term loans, including the effect of interest rate swaps and assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates; and (iii) the stated rates for senior unsecured notes.

Dividends

During the quarter ended September 30, 2019, the Company declared a quarterly dividend of $0.570 per share. The cash dividend was paid on October 11, 2019 to holders of record on September 27, 2019.

Recent Accounting Pronouncements

Refer to Note 2 to the September 30, 2019 Interim Condensed Consolidated Financial Statements.

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

Adjusted Funds from Operations (“AFFO”)

AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. AFFO further adjusts FFO and Core FFO for certain non-cash and/or infrequently recurring items that reduce or increase net income computed in accordance with GAAP. Management considers AFFO a useful supplemental measure of the Company’s performance, however, AFFO should not be considered an alternative to net income as an indication of its performance, or to cash flow as a measure of liquidity or ability to make distributions. The Company’s computation of AFFO may differ from the methodology for calculating AFFO used by other equity REITs, and therefore may not be comparable to such other REITs.

Reconciliations

The following table provides a reconciliation from net income to FFO, Core FFO and AFFO for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Reconciliation from Net Income to Funds from Operations
Net income	$20,781	$15,756	$58,020	$45,460
Depreciation of rental real estate assets	8,866	6,156	24,785	17,745
Amortization of lease intangibles - in-place leases and leasing costs	2,965	1,966	7,618	6,141
Provision for impairment	—	488	1,609	1,651
Gain on sale of assets	(2,597)	(3,917)	(8,973)	(10,949)
Funds from Operations	$30,015	$20,449	$83,059	$60,048

Amortization of above (below) market lease intangibles, net	3,381	3,038	9,882	7,794
Core Funds from Operations	$33,396	$23,487	$92,941	$67,842

Straight-line accrued rent	(1,975)	(1,138)	(5,165)	(3,344)
Deferred tax expense (benefit)	—	—	(475)	—
Stock based compensation expense	1,033	850	2,972	2,375
Amortization of financing costs	176	135	541	433
Non-real estate depreciation	66	20	194	63
Adjusted Funds from Operations	$32,696	$23,354	$91,008	$67,369

Funds from Operations Per Share - Diluted	$0.70	$0.63	$2.03	$1.89
Core Funds from Operations Per Share - Diluted	$0.78	$0.72	$2.27	$2.13
Adjusted Funds from Operations Per Share - Diluted	$0.77	$0.72	$2.22	$2.12

Weighted average shares and OP units outstanding
Basic	42,180,076	32,106,544	40,340,322	31,479,149
Diluted	42,665,661	32,634,971	40,973,060	31,818,870

Additional supplemental disclosure
Scheduled principal repayments	$543	$838	$2,150	$2,486
Capitalized interest	$118	$88	$321	$381
Capitalized building improvements	$240	$966	$1,200	$1,042

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate risk primarily through borrowing activities. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal payments and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes.  Average interest rates shown reflect the impact of the swap agreements described later in this section.

($ in thousands)

	2019	2020	2021	2022	2023	Thereafter	Total
Mortgage Notes Payable	$21,751	$3,714	$998	$1,060	$28,726	$2,618	$58,867
Average Interest Rate	3.35%	6.18%	6.02%	6.02%	3.89%	6.27%

Unsecured Revolving Credit Facility (1)	$—	$—	$248,000	$—	$—	$—	$248,000
Average Interest Rate			3.02%

Unsecured Term Loans	$—	$—	$—	$—	$40,000	$200,000	$240,000
Average Interest Rate					2.40%	3.48%

Senior Unsecured Notes	$—	$—	$—	$—	$—	$385,000	$385,000
Average Interest Rate						4.27%

(1)	The balloon payment balance includes the balance outstanding under the Credit Facility as of September 30, 2019. The Credit Facility matures in January 2021, with options to extend the maturity for one year at the Company’s election, subject to certain conditions.

The fair value is estimated to be $59.8 million, $242.4 million and $411.3 million for mortgage notes payable, unsecured term loans and senior unsecured notes, respectively, as of September 30, 2019.

The table above incorporates those exposures that exist as of September 30, 2019; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring its variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform. The Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP guidance.

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of September 30, 2019, this interest rate swap was valued as a liability of approximately $0.2 million.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. These swaps effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of September 30, 2019, these interest rate swaps were valued as a liability of approximately $0.7 million.

In September 2017, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of September 30, 2019, this interest rate swap was valued as a liability of approximately $0.0 million.

In December 2018, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $100.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.66%. These swaps effectively converts $100.0 million of variable-rate borrowings to fixed-rate borrowings from December 27, 2018 to January 15, 2026. As of September 30, 2019, these interest rate swaps were valued as a liability of approximately $7.6 million.

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

In June 2019, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100 million of long-term debt.  The Company is hedging its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending March 2021.  As of September 30, 2019, these interest rate swaps were valued as a liability of approximately $5.5 million.

The Company does not use derivative instruments for trading or other speculative purposes and the Company did not have any other derivative instruments or hedging activities as of September 30, 2019.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee, or ARRC, has proposed that the Secured Overnight Financing Rate, or SOFR, is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR.  The ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. At September 30, 2019, the Company does have contracts that are indexed to LIBOR, including its unsecured revolving credit facility, and continues to monitor this activity and evaluate the related risks.

ITEM 4.       Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.        Legal Proceedings

The Company is not presently involved in any material litigation nor, to its knowledge, is any other material litigation threatened against us, except for routine litigation arising in the ordinary course of business which is expected to be covered by its liability insurance.

ITEM 1A.     Risk Factors

For a discussion of our potential risks and uncertainties, see the information below and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.

In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The ARRC has proposed that the SOFR is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. The ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or financing costs to borrowers. We have material contracts that are indexed to LIBOR, and we are monitoring this activity and evaluating the related risks.

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

*101

The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2019 formatted in Inline iXBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

*104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: October 21, 2019