Form 10-K
period 2019-12-31
AGREE REALTY CORP
filed 2020-02-20
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (248) 737-4190

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, $.0001 par value	ADC	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ⌧	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ⌧

The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was $2,688,004,412 as of June 30, 2019, based on the closing price of $64.05 on the New York Stock Exchange on that date.

At February 19, 2020, there were 45,569,487 shares of common stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual shareholder meeting to be held in 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K as noted herein.

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

Item 1:       Business

General

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994. The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership of which the Company is the sole general partner and in which it held a 99.2% interest as of December 31, 2019. Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership.  As of December 31, 2019, our portfolio consisted of 821 properties located in 46 states and totaling approximately 14.6 million square feet of gross leasable area (“GLA”).

As of December 31, 2019, our portfolio was approximately 99.6% leased and had a weighted average remaining lease term of approximately 10.0 years. A significant majority of our properties are leased to national tenants and approximately 58.2% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

As of December 31, 2019, we had 41 full-time employees, including executive, investment, due diligence, construction, accounting, asset management and administrative personnel.

Our principal executive offices are located at 70 E. Long Lake Road, Bloomfield Hills, MI 48304 and our telephone number is (248) 737-4190. We maintain a website at www.agreerealty.com. Our reports are electronically filed with or furnished to the SEC pursuant to Section 13 or 15(d) of the Exchange Act and can be accessed through this site, free of charge, as soon as reasonably practicable after we electronically file or furnish such reports. These filings are also available on the SEC’s website at www.sec.gov. Our website also contains copies of our corporate governance guidelines and code of business conduct and ethics, as well as the charters of our audit, compensation and nominating and governance committees. The information on our website is not part of this report.

Recent Developments

For a discussion of business developments that occurred in 2019, see Management's Discussion and Analysis of Financial Condition and Results of Operations later in this report.  Certain summarized highlights are contained below.

Investments and Disposition Activity

During 2019, we completed approximately $724.7 million of investments in net leased retail real estate, including acquisition and closing costs. Total investment volume includes the acquisition of 186 properties for an aggregate purchase price of approximately $702.9 million and the completed development of eight properties for an aggregate cost of approximately $21.8 million. These 194 properties are net leased to 57 different tenants operating in 22 sectors and are located in 40 states. These assets are 100% leased for a weighted average lease term of approximately 11.7 years.

During 2019, we sold 16 properties for net proceeds of $65.5 million.

Leasing

During 2019, excluding properties that were sold, we executed new leases, extensions or options on more than 370,000 square feet of GLA throughout our portfolio. The annualized base contractual rent associated with these new leases, extensions or options is approximately $6.6 million.  Notable new leases, extensions or options included a 40,000 square foot Dave & Buster’s in Austin, Texas and an approximately 30,800 square foot Best Buy in Sanford, Florida.

Dividends

We increased our quarterly dividend per share from $0.555 in March 2019 to $0.570 in June 2019 and further increased our quarterly dividend per share to $0.585 in December 2019.

The fourth quarter 2019 dividend per share of $0.585 represents an annualized dividend of $2.34 per share and an annualized dividend yield of approximately 3.3% based on the last reported sales price of our common stock listed on the NYSE of $70.17 on December 31, 2019.

We have paid a quarterly cash dividend for 103 consecutive quarters and, although we expect to continue our policy of paying quarterly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our recent pattern of increasing dividends per share or what our actual dividend yield will be in any future period.

Financing

Equity

During 2019, the Company completed follow-on public offerings of common stock under our existing shelf registration statement, issuing a total of 6,662,500 shares.  These offerings generated total net proceeds of $381.8 million.  Upon settlement of the September 2018 Forward (defined below) in May 2019, the Company issued 3,500,000 shares of common stock.

In July 2019, we entered into a $400.0 million at-the-market equity program (the “2019 ATM Program”) through which we may, from time to time, sell shares of common stock. In addition to selling shares of common stock, we may enter into forward sale agreements through our 2019 ATM Program. During 2019, the Company issued 444,228 shares under the 2019 ATM Program, at an average price of $74.30, realizing gross proceeds of $33.0 million.

During 2019, the Company issued 886,768 shares of common stock, under a previously authorized $250.0 million ATM program (the “2018 ATM Program), at an average price of $66.83, realizing gross proceeds of $59.3 million.  No future issuances will occur under the 2018 ATM Program.

During 2019, the Company entered into forward sale agreements in connection with our 2019 ATM Program to sell an aggregate of 2,003,118 shares of common stock (the “ATM Forward Offerings”). To date, no shares from the ATM Forward Offerings have been settled.  The ATM Forward Offerings are required to be settled by various dates in December 2020.

After considering shares already sold under the 2019 ATM Program including the outstanding ATM Forward Offerings, the Company had $220.1 million of availability remaining under the 2019 ATM Program as of December 31, 2019.

Debt

In June 2019, we completed a private placement of $125.0 million aggregate principal amount of 4.47% senior unsecured notes due October 2031 (the “2031 Senior Unsecured Notes”). Considering the effect of the hedging activities, the blended all-in rate for the 2031 Senior Unsecured Notes is 4.42%.

In December 2019, we entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Credit Agreement”), replacing the Company’s previous credit agreement from 2016.   The Credit Agreement provides $600.0 million in unsecured borrowing capacity, composed of a $500.0 million revolving credit facility (the “Revolving Credit Facility”), and $100.0 million in term loan facilities, which mature in January 2024. Subject to certain terms and conditions, the Company may request additional lender commitments of up to an additional aggregate of $500.0 million and may elect to extend the maturity date of the Revolving Credit Facility up to a maximum maturity of January 2025.

All borrowings under the $500.0 million unsecured Revolving Credit Facility bear interest at variable rates plus margins based on the Company’s credit rating.  As of December 31, 2019, the all-in rate on the Revolving Credit Facility was 2.69%.

Business Strategies

Our primary business objective is to generate consistent shareholder returns by primarily investing in and actively managing a diversified portfolio of retail properties net leased to industry leading tenants. The following is a discussion of our investment, financing and asset management strategies.

Investment

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

Partner Capital Solutions: We launched our PCS program in April 2012. Our PCS program allows us to acquire properties or development opportunities by partnering with private developers or retailers on their in-process developments. We offer construction expertise, relationships, access to capital and forward commitments to purchase the properties to facilitate the successful completion of their projects. We typically take fee simple ownership of PCS projects upon their completion.

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

We focus on four core principles that underlie our investment criteria:

●	e-commerce resistance, focusing on leading operators in e-commerce resistant sectors or those that have matured in omni-channel structure
●	recession resistance, emphasizing a balanced portfolio with exposure to counter-cyclical sectors and retailers with strong credit profiles
●	avoidance of private equity sponsorship, minimizing exposure to the possibility of such sponsorship overleveraging their acquisitions and reducing retailers’ abilities to invest in their businesses
●	adherence to strong real estate fundamentals and fungible buildings, protecting against unforeseen changes to our investment philosophies

Each platform leverages the Company’s real estate acumen to pursue investments in net lease retail real estate. Factors that we consider when evaluating an investment include but are not limited to:

●	overall market-specific characteristics, such as demographics, market rents, competition and retail synergy;
●	asset-specific characteristics, such as the age, size, location, zoning, use and environmental history, accessibility, physical condition, signage and visibility of the property;
●	tenant-specific characteristics, including but not limited to the financial profile, operating history, business plan, size, market positioning, geographic footprint, management team, industry and/or sector-specific trends and other characteristics specific to the tenant and parent thereof;
●	unit-level operating characteristics, including store sales performance and profitability, if available;
●	lease-specific terms, including term of the lease, rent to be paid by the tenant and other tenancy considerations; and
●	transaction considerations, such as purchase price, seller profile and other non-financial terms.

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

We occasionally sell common stock through forward sale agreements, enabling the Company to set the price of shares upon pricing the offering while delaying the issuance of shares and the receipt of the net proceeds by the Company.

As of December 31, 2019, our ratio of total debt to enterprise value, assuming the conversion of limited partnership interests in the Operating Partnership (“OP Units”) into shares of common stock, was approximately 21.6%, and our ratio of total debt to total gross assets (before accumulated depreciation) was approximately 29.9%.

As of December 31, 2019, our total debt outstanding before deferred financing costs was $876.1 million, including $37.1 million of secured mortgage debt that had a weighted average fixed interest rate of 4.40% (including the effects of interest rate swap agreements) and a weighted average maturity of 3.4 years, $750.0 million of unsecured borrowings that had a weighted average fixed interest rate of 4.04% (including the effects of interest rate swap agreements) and a weighted average maturity of 8.1 years, and $89.0 million of floating rate borrowings under our revolving credit facility at a weighted average interest rate of approximately 2.69%.

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

Significant Tenants

No tenant accounted for more than 5.0% of our annualized base rent as of December 31, 2019. See “Item 2 – Properties” for additional information on our top tenants and the composition of our tenant base.

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

We have no knowledge of any hazardous substances existing on our properties in violation of any applicable laws; however, no assurance can be given that such substances are not currently located on any of our properties.

We believe that we are in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Furthermore, we have not been notified by any governmental authority of any noncompliance, liability or other claim in connection with any of our properties.

Americans with Disabilities Act of 1990

Our properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). Investigation of a property may reveal non-compliance with the ADA. Our tenants will typically have primary responsibility for complying with the ADA, but we may incur costs if the tenant does not comply. As of December 31, 2019, we have not been notified by any governmental authority, nor are we otherwise aware, of any non-compliance with the ADA that we believe would have a material adverse effect on our business, financial position or results of operations.

Available Information

We make available free of charge through our website at www.agreerealty.com all reports we electronically file with, or furnish to, the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. These filings are also accessible on the SEC’s website at www.sec.gov.

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

Changes in global or national economic conditions, such as a market downturn or a disruption in the capital markets, may cause, among other things, a significant tightening in the credit markets, lower levels of liquidity, increases in the rate of default and bankruptcy and lower consumer spending and business spending, which could adversely affect our business and operations. Potential consequences of changes in economic and financial conditions include:

●	changes in the performance of our tenants, which may result in lower rent and lower recoverable expenses that the tenant can afford to pay and tenant defaults under the leases;
●	current or potential tenants may delay or postpone entering into long-term net leases with us;
●	the ability to borrow on terms and conditions that we find acceptable may be limited or unavailable, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from acquisition and development activities, reduce our ability to make cash distributions to our shareholders and increase our future interest expense;
●	our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions;
●	the recognition of impairment charges on or reduced values of our properties, which may adversely affect our results of operations or limit our ability to dispose of assets at attractive prices and may reduce the availability of buyer financing; and
●	one or more lenders under our revolving credit facility could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs and commitments associated with our operations, which could materially impact our results of operations and/or financial condition.

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

If a tenant becomes bankrupt or insolvent, that could diminish the income we receive from that tenant’s leases. We may not be able to evict a tenant solely because of its bankruptcy. On the other hand, a bankruptcy court might authorize the tenant to terminate its leasehold with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be an unsecured pre-petition claim subject to statutory limitations, and therefore any amounts received in bankruptcy are likely to be substantially less valuable than the remaining rent we otherwise were owed under the leases. In addition, any payment on a claim we have for unpaid past rent could be substantially less than the amount owed.

Our portfolio is concentrated in certain states, which makes us more susceptible to adverse events in these areas.

Our properties are located in 46 states throughout the United States and in particular, the state of Michigan (where 61 properties out of 821 properties are located, or 8.5% of our annualized base rent was derived as of December 31, 2019), Texas (54 properties, or 7.0% of our annualized base rent) and Florida (58 properties, or 6.2% of our annualized base rent).

An economic downturn or other adverse events or conditions such as natural disasters in any of these areas, or any other area where we may have significant concentration in the future, could result in a material reduction of our cash flows or material losses to our company.

Our tenants are concentrated in certain retail sectors, which makes us susceptible to adverse conditions impacting these sectors.

As of December 31, 2019, 10.8%, 7.7%, and 6.9% of our annualized contractual base rent and interest was derived from tenants operating in, the home improvement, tire and auto service, and grocery store sectors, respectively.  Similarly, we have concentrations in other sectors such as off-price retail and convenience stores.  Any decrease in consumer demand for the products and services offered by our tenants operating in any industries for which we have concentrations could have an adverse effect on our tenants’ revenues, costs and results of operations, thereby adversely affecting their ability to meet their lease obligations to us.  As we continue to invest in properties, our portfolio may become more or less concentrated by industry sector.

There are risks associated with our development and acquisition activities.

We intend to continue the development of new properties and to consider possible acquisitions of existing properties. We anticipate that our new developments will be financed under the revolving credit facility or other forms of financing that will result in a risk that permanent fixed rate financing on newly developed projects might not be available or would be available only on disadvantageous terms. In addition, new project development is subject to a number of risks, including risks of construction delays or cost overruns that may increase anticipated project costs. Furthermore, new project commencement risks also include receipt of zoning, occupancy, other required governmental permits and authorizations and the incurrence of development costs in connection with projects that are not pursued to completion. If permanent debt or equity financing is not available on acceptable terms to finance new development or acquisitions undertaken without permanent financing, further development activities or acquisitions might be curtailed, or cash available for distribution might be adversely affected. Acquisitions entail risks that investments will fail to perform in accordance with expectations, as well as general investment risks associated with any new real estate investment.

We own certain of our properties subject to ground leases that expose us to the loss of such properties upon breach or termination of the ground leases and may limit our ability to sell these properties.

We own a limited number of properties through leasehold interests in the land underlying the buildings and we may acquire additional buildings in the future that are subject to similar ground leases. As lessee under a ground lease, we are exposed to the possibility of losing our interest in the property upon termination, or an earlier breach by us, of the ground lease, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common stock. Our ground leases contain certain provisions that may limit our ability to sell certain of our properties. In order to assign or transfer our rights and obligations under certain of our ground leases, we generally must obtain the consent of the landlord which, in turn, could adversely impact the price realized from any such sale.

Loss of revenues from tenants would reduce the Company’s cash flow.

Our tenants encounter significant macroeconomic, governmental and competitive forces. Adverse changes in consumer spending or consumer preferences for particular goods, services or store-based retailing could severely impact their ability to pay rent. Shifts from in-store to online shopping could increase due to changing consumer shopping patterns as well as the increase in consumer adoption and use of mobile electronic devices. This expansion of e-commerce could have an adverse impact on our tenant’s ongoing viability. The default, financial distress, bankruptcy or liquidation of one or more of our tenants could cause substantial vacancies in our property portfolio or impact our tenants’ ability to pay rent. Vacancies reduce our revenues, increase property expenses and could decrease the value of each vacant property. Upon the expiration of a lease, the tenant may choose not to renew the lease, renegotiate the economics of any option period(s) as a condition of exercising one or more of them, and/or we may not be able to release the vacant property at a comparable lease rate or without incurring additional expenditures in connection with such renewal or re-leasing.  These risks could be exacerbated by a deterioration in the financial condition of any major tenant with leases in multiple locations.

The availability and timing of cash dividends is uncertain.

We expect to continue to pay quarterly dividends to our shareholders. However, we bear all expenses incurred by our operations, and our funds generated by operations, after deducting these expenses, may not be sufficient to cover desired levels of dividends to our shareholders. We cannot assure our shareholders that sufficient funds will be available to pay dividends.

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

A loss of key management personnel could adversely affect our performance.

As an internally managed company, we are dependent on the efforts and performance of our key management. We cannot guarantee we retain any of our senior leadership team and they could be difficult to replace. The loss of their services until suitable replacements are found could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry personnel, all of which could materially and adversely affect us.

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

There are risks associated with owning and leasing real estate. Although many of our leases contain terms that obligate the tenants to bear substantially all of the costs of operating our properties, investing in real estate involves a number of risks. Income from and the value of our properties may be adversely affected by:

●	changes in general or local economic conditions;
●	the attractiveness of our properties to potential tenants;
●	changes in supply of or demand for similar or competing properties in an area;
●	bankruptcies, financial difficulties or lease defaults by our tenants;
●	changes in operating costs and expense and our ability to control rents;
●	our ability to lease properties at favorable rental rates;
●	our ability to sell a property when we desire to do so at a favorable price;
●	unanticipated changes in costs associated with known adverse environmental conditions or retained liabilities for such conditions; and
●	changes in or increased costs of compliance with governmental rules, regulations and fiscal policies, including changes in the ADA and similar regulations and tax, real estate, environmental and zoning laws, and our potential liability thereunder.

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

We may desire to sell a property in the future because of changes in market conditions or poor tenant performance or to avail ourselves of other opportunities. We may also be required to sell a property in the future to meet secured debt obligations or to avoid a secured debt loan default. Real estate properties cannot generally be sold quickly, and we cannot assure you that we could always obtain a favorable price. We may be required to invest in the restoration or modification of a property before we can sell it. This lack of liquidity may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flows and our ability to pay dividends on our common stock.

Our ability to renew leases or re-lease space on favorable terms as leases expire significantly affects our business.

We are subject to the risks that, upon expiration of leases for space located in our properties, the premises may not be re-let or the terms of re-letting (including the cost of concessions to tenants) may be less favorable than current lease terms. If a tenant does not renew its lease or if a tenant defaults on its lease obligations, there is no assurance we could obtain a substitute tenant on acceptable terms. If we cannot obtain another tenant with comparable building structural space and configuration needs, we may be required to modify the property for a different use, which may involve a significant capital expenditure and a delay in re-leasing the property. Further, if we are unable to re-let promptly all or a substantial portion of our retail space or if the rental rates upon such re-letting were significantly lower than expected rates, our net income and ability to make expected distributions to shareholders would be adversely affected. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases.

Our leases contain certain limitations on tenants’ real estate tax, insurance and operating cost reimbursement obligations.

Our tenants under net leases generally are responsible for paying the real estate taxes, insurance costs and operating costs associated with the leased property. However, certain leases contain limitations on the tenant’s cost reimbursement obligations and, therefore, there are costs which may be incurred and which will not be reimbursed in full by tenants. This could reduce our operating cash flows from those properties and could reduce the value of those properties.

Potential liability for environmental contamination could result in substantial costs.

Under federal, state and local environmental laws, we may be required to investigate and clean up any release of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or actual responsibility, simply because of our current or past ownership or operation of the real estate. If unidentified environmental problems arise, we may have to make substantial payments, which could adversely affect our cash flow and our ability to make distributions to our shareholders. This potential liability results from the following:

●	as owner, we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;
●	the law may impose clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;
●	even if more than one person is responsible for the contamination, each person who shares legal liability under environmental laws may be held responsible for all of the clean-up costs; and
●	governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs.

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

We own and may in the future acquire properties that will be operated as convenience stores with gas station facilities. The operation of convenience stores with gas station facilities at our properties will create additional environmental concerns. Similarly, we may lease properties to users or producers of other hazardous materials.  We require that the tenants who operate these facilities do so in material compliance with current laws and regulations.

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

At December 31, 2019, our ratio of total debt to enterprise value (assuming conversion of OP Units into shares of common stock) was approximately 21.6%. Incurring substantial debt may adversely affect our business and operating results by:

●	requiring us to use a substantial portion of our cash flow to pay interest and principal, which reduces the amount available for distributions, acquisitions and capital expenditures;
●	making us more vulnerable to economic and industry downturns and reducing our flexibility to respond to changing business and economic conditions;
●	requiring us to agree to less favorable terms, including higher interest rates, in order to incur additional debt, and otherwise limiting our ability to borrow for operations, working capital or to finance acquisitions in the future; or
●	limiting our flexibility in conducting our business, including our ability to finance or refinance our assets, contribute assets to joint ventures or sell assets as needed, which may place us at a disadvantage compared to competitors with less debt or debt with less restrictive terms.

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

Covenants in our credit agreements and note purchase agreements could limit our flexibility and adversely affect our financial condition.

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

Our unsecured revolving credit facility, certain term loan agreements and certain note purchase agreements contain various restrictive corporate covenants, including a maximum total leverage ratio, a maximum secured leverage ratio and a minimum fixed charge coverage ratio. In addition, our unsecured revolving credit facility, certain term loan agreements and certain note purchase agreements have unencumbered pool covenants, which include a maximum unencumbered leverage ratio and a minimum unencumbered interest coverage ratio. These covenants may restrict our ability to pursue certain business initiatives or certain transactions that might otherwise be advantageous. Furthermore, failure to meet certain of these financial covenants could cause an event of default under and/or accelerate some or all of such indebtedness which could have a material adverse effect on us.

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

LIBOR is being phased-out as a reference rate for debt and hedging agreements and may require us to transition LIBOR-based contracts to an alternative reference rate.

In July 2017, the Financial Conduct Authority (“FCA”), the authority that regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board organized the Alternative Reference Rates Committee (“ARRC”), which recommended the Secured Overnight Financing Rate (“SOFR”), as its preferred alternative to USD-LIBOR in derivatives and other financial contracts.  However, at this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR.  The Company is not able to predict when LIBOR will cease to be available or supported, or whether additional reforms to LIBOR may be enacted.  Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR or the transition from LIBOR to a successor benchmark may result in a sudden or prolonged increase or decrease in reported LIBOR, a delay in the publication of LIBOR and changes in the rules or methodologies in LIBOR.  If these events were to occur, our interest payments could change.  In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available it its current form.

As of  December 31, 2019 and the date of this Annual Report on Form 10-K, the Company has contracts that are indexed to LIBOR, including its unsecured revolving credit facility and interest rate swap agreements, and continues to monitor this activity and evaluate the related risks, including the risks of interest on loans and amounts paid or received on swaps fluctuating. These risks may arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or swaps tied to LIBOR could also be impacted if LIBOR is limited or discontinued.

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

We could issue stock without shareholder approval. Our board of directors could, without shareholder approval, issue authorized but unissued shares of our common stock or preferred stock. In addition, our board of directors could, without shareholder approval, classify or reclassify any unissued shares of our common stock or preferred stock and set the preferences, rights and other terms of such classified or reclassified shares. Our board of directors could establish a series of stock that could, depending on the terms of such series, delay, defer or prevent a transaction or change of control that might involve a premium price for our common stock or otherwise be viewed to be in the best interest of our shareholders.

Provisions of Maryland law may limit the ability of a third party to acquire control of our company. Certain provisions of Maryland law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under certain circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares, including:

●	“Business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the shareholder becomes an interested shareholder and thereafter would require the recommendation of our board of directors and impose special appraisal rights and special shareholder voting requirements on these combinations; and
●	“Control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

The business combination statute permits various exemptions from its provisions, including business combinations that are approved or exempted by the board of directors before the time that the interested shareholder becomes an interested shareholder. Our board of directors has exempted from the business combination provisions of the Maryland General Corporation Law, or MGCL, any business combination with Mr. Richard Agree or any other person acting in concert or as a group with Mr. Richard Agree.

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

Additionally, Title 3, Subtitle 8 of the MGCL, permits our board of directors, without shareholder approval and regardless of what is currently provided in our charter or our bylaws, to implement certain takeover defenses. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price.

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

An officer and member of our board of directors owns OP Units. This individual may have personal interests that conflict with the interests of our shareholders with respect to business decisions affecting us and the Operating Partnership, such as interests in the timing and pricing of property sales or refinancing in order to obtain favorable tax treatment.

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

We will be subject to increased taxation if we fail to qualify as a REIT for federal income tax purposes. Although we believe that we are organized and operate in such a manner so as to qualify as a REIT under the Code, no assurance can be given that we will remain so qualified. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations. The complexity of these provisions and applicable treasury regulations is also increased in the context of a REIT that holds its assets in partnership form. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. Additionally, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the approval of our shareholders. A REIT that annually distributes at least 90% of its taxable income to its shareholders generally is not taxed at the corporate level on such distributed income. We have not requested and do not plan to request a ruling from the Internal Revenue Service that we qualify as a REIT.

If we fail to qualify as a REIT, we will face tax consequences that will substantially reduce the funds available for payment of cash dividends:

●	We would not be allowed a deduction for dividends paid to shareholders in computing our taxable income and would be subject to federal income tax at regular corporate rates.
●	We may be subject to increased state and local taxes.
●	Unless we are entitled to relief under statutory provisions, we could not elect to be treated as a REIT for four taxable years following the year in which we failed to qualify.

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

The maximum federal income tax rate applicable to “qualified dividend income” payable by non-REIT corporations to certain non-corporate U.S. shareholders is generally 20% and a 3.8% Medicare tax may also apply. Dividends paid by REITs, however, generally are not eligible for the reduced rates applicable to qualified dividend income. Commencing with taxable years that began on or after January 1, 2018 and continuing through 2025, H.R. 1 temporarily reduced the effective tax rate on ordinary REIT dividends (i.e., dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us) for U.S. holders of our common stock that are individuals, estates or trusts by permitting such holders to claim a deduction in determining their taxable income equal to 20% of any such dividends they receive. Taking into account H.R. 1’s reduction in the maximum individual federal income tax rate from 39.6% to 37%, this results in a maximum effective rate of regular income tax on ordinary REIT dividends of 29.6% through 2025 (as compared to the 20% maximum federal income tax rate applicable to qualified dividend income received from a non-REIT corporation). The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions. This could materially and adversely affect the value of the stock of REITs, including our common stock.

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

Item 1B:       Unresolved Staff Comments

There are no unresolved staff comments.

Item 2:          Properties

As of December 31, 2019, our portfolio consisted of 821 properties located in 46 states and totaling approximately 14.6 million square feet of GLA.

As of December 31, 2019, our portfolio was approximately 99.6% leased and had a weighted average remaining lease term of approximately 10.0 years. A significant majority of our properties are leased to national tenants and approximately 58.2% of our annualized base rent was derived from tenants, or parents thereof, with an investment grade credit rating.

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

Tenant Diversification

The following table presents annualized base rents for all tenants that generated 1.5% or greater of our total annualized base rent as of December 31, 2019:

($ in thousands)
	Annualized	% of Ann.
Tenant / Concept	Base Rent (1)	Base Rent
Sherwin-Williams	$10,001	4.9%
Walmart	8,530	4.2%
TJX Companies	7,661	3.8%
Walgreens	6,957	3.4%
Best Buy	6,220	3.0%
Dollar General	6,130	3.0%
Tractor Supply	5,919	2.9%
O'Reilly Auto Parts	5,800	2.8%
CVS	5,530	2.7%
LA Fitness	5,091	2.5%
Home Depot	4,549	2.2%
Lowe's	4,215	2.1%
Dollar Tree	4,201	2.1%
Sunbelt Rentals	4,151	2.0%
AutoZone	3,853	1.9%
TBC Corporation	3,837	1.9%
Wawa	3,793	1.9%
Hobby Lobby	3,733	1.8%
Mister Car Wash	3,510	1.7%
Dave & Buster's	3,117	1.5%
Burlington	3,097	1.5%
Other(2)	94,251	46.2%
Total	$204,146	100.0%
(1)	Represents annualized contractual base rent on a straight-line basis as of December 31, 2019.
(2)	Includes tenants generating less than 1.5% of annualized contractual base rent.

Tenant Sector Diversification

The following table presents annualized base rents for all sectors that generated 2.5% or greater of our total annualized base rents as of December 31, 2019:

($ in thousands)
	Annualized	% of Ann.
Tenant Sector	Base Rent (1)	Base Rent
Home Improvement	$21,991	10.8%
Tire and Auto Service	15,639	7.7%
Grocery	14,028	6.9%
Pharmacy	13,308	6.5%
Off-Price Retail	12,969	6.4%
Convenience Stores	12,817	6.3%
Auto Parts	11,242	5.5%
Dollar Stores	9,122	4.5%
General Merchandise	7,791	3.8%
Consumer Electronics	7,576	3.7%
Health and Fitness	7,499	3.7%
Farm and Rural Supply	6,996	3.4%
Restaurants - Quick Service	6,525	3.2%
Crafts and Novelties	6,186	3.0%
Home Furnishings	5,154	2.5%
Other(2)	45,303	22.1%
Total	$204,146	100.0%
(1)	Represents annualized contractual base rent on a straight-line basis as of December 31, 2019.
(2)	Includes sectors generating less than 2.5% of annualized contractual base rent.

Geographic Diversification

The following table presents annualized base rents, by state, for our portfolio as of December 31, 2019:

($ in thousands)
	Annualized	% of Ann.
Tenant Sector	Base Rent (1)	Base Rent
Michigan	$17,373	8.5%
Texas	14,243	7.0%
Florida	12,692	6.2%
Illinois	12,076	5.9%
Pennsylvania	10,654	5.2%
Ohio	10,057	4.9%
New Jersey	8,739	4.3%
Virginia	8,216	4.0%
Georgia	7,333	3.6%
Wisconsin	6,857	3.4%
Missouri	6,270	3.1%
North Carolina	5,795	2.8%
Louisiana	5,774	2.8%
Other(2)	78,067	38.3%
Total	$204,146	100.0%
(1)	Represents annualized contractual base rent on a straight-line basis as of December 31, 2019.
(2)	Includes states generating less than 2.5% of annualized contractual base rent.

Lease Expirations

The following table presents contractual lease expirations within the Company’s portfolio as of December 31, 2019, assuming that no tenants exercise renewal options:

($ and GLA in thousands)
		Annualized Base Rent (1)		Gross Leasable Area
	Number of		% of		% of
Year	Leases	Dollars	Total	Square Feet	Total
2020	8	$1,045	0.5%	113	0.8%
2021	27	5,262	2.6%	318	2.2%
2022	22	4,064	2.0%	367	2.5%
2023	40	7,283	3.6%	726	5.0%
2024	38	11,725	5.7%	1,307	9.0%
2025	49	11,925	5.8%	1,015	7.0%
2026	63	10,992	5.4%	1,069	7.3%
2027	63	15,534	7.6%	1,171	8.1%
2028	64	16,283	8.0%	1,233	8.5%
2029	81	24,098	11.8%	1,839	12.6%
Thereafter	448	95,935	47.0%	5,382	37.0%
Total	903	$204,146	100%	14,541	100.0%
(1)	Represents annualized contractual base rent on a straight-line basis as of December 31, 2019.

Developments

During the fourth quarter of 2019, construction continued on two development and Partner Capital Solutions (“PCS”) projects with anticipated total project costs of approximately $10.6 million. The projects consist of the Company’s (1) redevelopment of the former Kmart space in Frankfort, Kentucky for ALDI, Big Lots and Harbor Freight Tools and (2) development in Hart, Michigan for Tractor Supply.

During the fourth quarter of 2019, the Company completed landlord’s work for the spaces leased to ALDI and Harbor Freight Tools and delivered those spaces to the tenants. Tenants’ work was ongoing as of December 31, 2019 for both spaces, and rent is anticipated to commence in full in the first quarter of 2020. Landlord’s work was ongoing for the space leased to Big Lots as of December 31, 2019.

During the year ended December 31, 2019, the Company had 10 development or PCS projects completed or under construction. Anticipated total costs for those projects are approximately $32.4 million and include the following completed or commenced projects:

Actual or
			Lease	Anticipated Rent
Tenant	Location	Lease Structure	Term	Commencement	Status
Mister Car Wash	Orlando, FL	Build-to-Suit	20 years	Q1 2019	Complete
Mister Car Wash	Tavares, FL	Build-to-Suit	20 years	Q1 2019	Complete
Sunbelt Rentals	Maumee, OH	Build-to-Suit	10 years	Q1 2019	Complete
Sunbelt Rentals	Batavia, OH	Build-to-Suit	10 years	Q2 2019	Complete
Sunbelt Rentals	Georgetown, KY	Build-to-Suit	15 years	Q3 2019	Complete
Gerber Collision	Round Lake, IL	Build-to-Suit	15 years	Q3 2019	Complete
Sunbelt Rentals	Carrizo Springs, TX	Build-to-Suit	10 years	Q3 2019	Complete
Hobby Lobby	Mt. Pleasant, MI	Build-to-Suit	15 years	Q3 2019	Complete
ALDI	Frankfort, KY	Build-to-Suit	10 years	Q4 2019	Complete
Harbor Freight Tools	Frankfort, KY	Build-to-Suit	10 years	Q4 2019	Complete
Big Lots	Frankfort, KY	Build-to-Suit	10 years	Q1 2020	Under Construction
Tractor Supply	Hart, MI	Build-to-Suit	10 years	Q1 2020	Under Construction

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

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “ADC.” At February 19, 2020, there were 45,569,487 shares of our common stock issued and outstanding which were held by approximately 132 shareholders of record. The number of shareholders of record does not reflect persons or entities that held their shares in nominee or “street” name. In addition, at February 19, 2020 there were 347,619 outstanding OP Units held by a limited partner other than our Company. The OP Units are exchangeable into shares of common stock on a one-for-one basis.

Common stock repurchases during the three months ended December 31, 2019 were:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid Per	Announced Plans	Under the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs
October 1, 2019 - October 31, 2019	—	$—	—	—
November 1, 2019 - November 30, 2019	—	—	—	—
December 1, 2019 - December 31, 2019	61	72.67	—	—
	61	$72.67	—	—

During the three months ended December 31, 2019, the Company withheld 61 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

There were no unregistered sales of equity securities during the three months ended December 31, 2019.

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

Item 6:        Selected Financial Data

The following table sets forth our selected financial information on a historical basis and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The balance sheet for the periods ending December 31, 2015 through 2019 and operating data for each of the periods presented were derived from our audited financial statements.

(in thousands, except per share information and number of properties)	Year Ended December 31,
	2019	2018	2017	2016	2015
Operating Data
Total Revenues	$187,478	$137,122	$111,517	$88,357	$68,454
Expenses
Property costs (1)	23,511	17,011	12,467	8,596	6,379
General and administrative	15,566	11,756	9,428	7,862	6,836
Interest	33,094	24,872	18,137	15,343	12,305
Depreciation and amortization	45,703	33,030	26,661	20,237	14,974
Impairments	1,609	2,319	—	—	—
Total Expenses	119,483	88,988	66,693	52,038	40,494
Income from Operations	67,995	48,134	44,824	36,319	27,960
Gain (loss) on extinguishment of debt	—	—	—	(333)	(181)
Gain (loss) on sale of assets	13,306	11,180	14,193	9,964	12,135
Income tax expense	(538)	(516)	(227)	(153)	(152)
Net Income	80,763	58,798	58,790	45,797	39,762
Less Net Income Attributable to Non-Controlling Interest	682	626	678	679	744
Net Income Attributable to Agree Realty Corporation	$80,081	$58,172	$58,112	$45,118	$39,018
Share Data
Weighted Average Number of Common Shares Outstanding- Diluted	41,224	32,401	27,700	22,960	18,065
Net Income Per Share Attributable to Agee Realty Corporation - Diluted	$1.93	$1.78	$2.08	$1.97	$2.15
Cash Dividends Per Share	$2.28	$2.16	$2.03	$1.92	$1.85
Balance Sheet Data
Real Estate (before accumulated depreciation)	$2,346,340	$1,761,646	$1,299,255	$1,019,956	$755,849
Total Assets	$2,664,530	$2,028,189	$1,494,634	$1,141,972	$807,042
Total Debt (including accrued interest)	$882,010	$728,841	$525,811	$406,261	$320,547
Other Data
Number of Properties	821	645	436	366	278
Gross Leasable Area (Sq. Ft.)	14,605	11,237	8,663	7,033	5,207
Percentage Leased	99.6%	99.8%	99.7%	99.6%	99.5%
(1)	Property costs include real estate taxes, insurance, maintenance and land lease expense.

Item 7:        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, and related notes thereto, included elsewhere in this Annual Report on Form 10-K and the “-Special Note Regarding Forward-Looking Statements” in “Item 1A – Risk Factors” above. Also refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2018 for additional discussion of our financial condition and results of operations.

Overview

We are a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. We were founded in 1971 by our current Executive Chairman, Richard Agree, and our common stock was listed on the NYSE in 1994. Our assets are held by, and all of our operations are conducted through, directly or indirectly, the Operating Partnership, of which we are the sole general partner and in which we held a 99.2% interest as of December 31, 2019.

As of December 31, 2019, our portfolio consisted of 821 properties located in 46 states and totaling approximately 14.6 million square feet of GLA. As of December 31, 2019, our portfolio was approximately 99.6% leased and had a weighted average remaining lease term of approximately 10.0 years. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

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

Critical Accounting Policies

The preparation of our financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires us to make estimates and assumptions that are subjective in nature and, as a result, our actual results could differ materially from our estimates. Some of these estimates and assumptions require application of difficult, subjective, and/or complex judgment, often about the effect of matters that are inherently uncertain and that may change in subsequent periods, including those relating to the policies below.  This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 to our Consolidated Financial Statements.

Accounting for Acquisitions of Real Estate

The acquisition of property for investment purposes is typically accounted for as an asset acquisition. We allocate the purchase price to land, building and identified intangible assets and liabilities, based in each case on their relative estimated fair values and without giving rise to goodwill. Intangible assets and liabilities represent the value of in-place leases and above- or below-market leases. Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition and the Company’s estimate of current market lease rates for the property.  In making estimates of fair values, we may use a number of sources, including data provided by independent third parties, as well as information obtained by the Company as a result of our due diligence, including expected future cash flows of the property and various characteristics of the markets where the property is located. The use of different assumptions in the allocation of the purchase price of the acquired properties could affect the timing of recognition of the related revenue and expenses.

Impairments

We review our real estate investments for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through operations plus estimated disposition proceeds. Events or circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, or our ability or expectation to re-lease or sell properties that are vacant or become vacant. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. An asset is considered impaired if its carrying value exceeds its estimated undiscounted cash flows and an impairment charge is recorded in the amount by which the carrying value of the asset exceeds its estimated fair value.

The valuation of impaired assets is determined using valuation techniques including discounted cash flow analysis, analysis of recent comparable sales transactions, and purchase offers received from third parties. The Company may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of its real estate.

The expected cash flows of a property are dependent on estimates and other factors subject to change, including (1) changes in the national, regional, and/or local economic climates and/or market conditions, (2) competition from other retail, (3) increases in operating costs, (4) bankruptcy and/or other changes in a tenant’s condition, and (5) expected holding period. These factors could cause our expected future cash flows from a property to change, and, as a result, an impairment could be considered to have occurred. Determination of the fair value of a property for purposes of measuring impairment involves significant judgment.

Results of Operations

Overall

The Company’s real estate investment portfolio grew from approximately $1.7 billion in gross investment amount representing 645 properties with 11.2 million square feet of gross leasable space as of December 31, 2018 to approximately $2.2 billion in gross investment amount representing 821 properties with 14.6 million square feet of gross leasable space at December 31, 2019. The Company’s real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2019 on acquisitions that were made during 2018. Similarly, the full rental income impact of acquisitions made during 2019 will not be seen until 2020.

Acquisitions

During the year ended December 31, 2019, the Company acquired 186 retail net lease assets for approximately $702.9 million, which includes acquisition and closing costs. These properties are located in 40 states and are leased to 56 different tenants operating in 22 diverse retail sectors for a weighted average lease term of approximately 11.7 years. The underwritten weighted average capitalization rate on the Company’s 2019 acquisitions was approximately 6.9%.1

Dispositions

During the year ended December 31, 2019, the Company sold 16 properties for net proceeds of $65.5 million and recorded a net gain of $13.3 million.  During the year ended December 31, 2018, the Company sold 21 properties for net proceeds of $65.8 million and recorded a net gain of $11.2 million.  The weighted average capitalization rate on the Company’s 2019 dispositions was approximately 7.2%.1

1 When used within this discussion, “weighted-average capitalization rate” for acquisitions and dispositions is defined by the Company as the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the purchase and sale prices.

Development and Partner Capital Solutions

During the year ended December 31, 2019, the Company completed eight developments or Partner Capital Solutions projects.  During the year ended December 31, 2018, the Company completed eight developments or Partner Capital Solutions projects.  At December 31, 2019 the Company had two such projects under construction.

Comparison of Year Ended December 31, 2019 to Year Ended December 31, 2018

	Year Ended		Variance
	December 31, 2019	December 31, 2018	(in dollars)	(percentage)
Rental Income	$187,279	$136,884	$50,395	37%
Real Estate Tax Expense	$15,520	$10,721	$4,799	45%
Property Operating Expense	$6,749	$5,645	$1,104	20%
Land Lease Expense	$1,242	$645	$597	93%
Depreciation and Amortization Expense	$45,703	$33,030	$12,673	38%

The variances in rental income, real estate tax expense, property operating expense, land lease expense and depreciation and amortization expense shown above were due to the acquisition and the ownership of additional properties during the year ended December 31, 2019 compared to the year ended December 31, 2018, as further described under Results of Operations - Overall above.

General and administrative expenses increased $3.8 million, or 32%, to $15.6 million for the year ended December 31, 2019, compared to $12.2 million for the year ended December 31, 2018.  The increase was primarily the result of increased employee headcount, which resulted in increased compensation costs, and increased professional costs.  General and administrative expenses as a percentage of total revenue decreased to 8.3% in 2019 from 8.6% in 2018.

Provision for impairment decreased to $1.6 million for the year ended December 31, 2019, compared to $2.3 million for the year ended December 31, 2018. Provisions for impairment reflect the amount by which current book value exceeds estimated fair value and are not necessarily comparable period-to-period.

Interest expense increased $8.2 million, or 33%, to $33.1 million for the year ended December 31, 2019, compared to $24.9 million for the year ended December 31, 2018.  The increase in interest expense was primarily a result of higher levels of borrowings in 2019 in comparison to 2018. Borrowings increased in order to finance the acquisition and development of additional properties.  Acquisition and development activity increased in 2019 in comparison to the prior period.

Gain on sale of assets increased $2.1 million, or 19%, to $13.3 million for the year ended December 31, 2019, compared to $11.2 million for the year ended December 31, 2018.  Gains on sales of assets are dependent on the levels of disposition activity and the assets’ bases relative to their sales prices.  As a result, such gains are not necessarily comparable period-to-period.

Income tax expense remained consistent at $0.5 million in 2019 and 2018. An increase in income tax expense due to the acquisition and the ownership of additional properties during the year ended December 31, 2019 compared to the year ended December 31, 2018 was offset by a one-time credit of $0.5 million in 2019 to reflect a reduction in the Company’s deferred tax liability of one of its taxable REIT subsidiaries.

Net income increased $22.0 million, or 37%, to $80.8 million for the year ended December 31, 2019, compared to $58.8 million for the year ended December 31, 2018.  The change was the result of the items discussed above.

Liquidity and Capital Resources

Our principal demands for funds include payment of operating expenses, payment of principal and interest on our outstanding indebtedness, dividends and distributions to our shareholders and OP Unit holders, and future property acquisitions and development.

We expect to meet our short-term liquidity requirements through cash provided from operations and borrowings under our revolving credit facility. As of December 31, 2019, available cash and cash equivalents was $42.2 million. As of December 31, 2019, we had $89.0 million outstanding on our revolving credit facility and $411.0 million was available for future borrowings, subject to our compliance with covenants.  We anticipate funding our long-term capital needs through cash provided from operations, borrowings under our revolving credit facility, the issuance of debt and common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.  In December 2019, we amended and restated our revolving credit agreement, increasing our current and potential future borrowing capacity – see Senior Unsecured Revolving Credit Facility below.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Capitalization

As of December 31, 2019, our total market capitalization was approximately $4.1 billion.  Total market capitalization consisted of $3.2 billion of common equity (based on the December 31, 2019 closing price of our common stock on the NYSE of $70.17 per share and assuming the conversion of OP Units) and $876.1 million of total debt including (i) $89.0 million of borrowings under our revolving credit facility; (ii) $240.0 million of unsecured term loans; (iii) $510.0 million of senior unsecured notes; (iv) $37.1 million of mortgage notes payable; less (v) cash, cash equivalents, and cash held in escrow of $42.2 million. Our ratio of total debt to total market capitalization was 21.6% at December 31, 2019.

At December 31, 2019, the non-controlling interest in our Operating Partnership consisted of a 0.8% ownership interest in the Operating Partnership. The OP Units may, under certain circumstances, be exchanged for our shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged OP Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all OP Units, there would have been 45,921,242 shares of common stock outstanding at December 31, 2019.

Equity

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

In March 2018, the Company completed a follow-on public offering of 3,450,000 shares of common stock, which included the underwriters’ option to purchase an additional 450,000 shares of common stock, in connection with a forward sale agreement.  The offering, which included the full exercise of the underwriters’ option to purchase additional shares, was settled in its entirety in September 2018.  Upon settlement we issued 3,450,000 shares and received net proceeds of $160.2 million after deducting fees and expenses.

In September 2018, the Company entered into a follow-on public offering of 3,500,000 shares of common stock in connection with a forward sale agreement (the “September 2018 Forward”).  The September 2018 Forward was settled in its entirety in April 2019.   Upon settlement we issued 3,500,000 shares and received net proceeds of $186.0 million, after deducting fees and expenses.

In April 2019, the Company entered into a follow-on public offering to sell an aggregate of 3,162,500 shares of common stock (the “April 2019 Forward”). We settled the entirety of the April 2019 Forward on December 30, 2019 and received net proceeds of approximately $195.8 million, after deducting fees and expenses.

ATM Programs

In July 2019, the Company entered into the 2019 ATM Program.  In addition to selling shares of common stock, we may enter into forward sale agreements through the 2019 ATM Program. During 2019, we issued 444,228 shares under this program, at an average price of $74.30 per share, realizing gross proceeds of $33.0 million.

During 2018 and the six months ended June 30, 2019, the Company issued 3,057,263 and 886,768 shares of common stock, respectively, under the 2018 ATM Program, at average prices of $59.28 and $66.83, respectively, realizing gross proceeds of approximately $181.2 million and $59.3 million, respectively.  No future issuances will occur under the 2018 ATM Program.

During the fourth quarter of 2019, the Company entered into forward sale agreements in connection with our 2019 ATM Program to sell an aggregate of 2,003,118 shares of common stock. To date, no shares from the ATM Forward Offerings have been settled.  The ATM Forward Offerings are required to be settled by certain dates in December 2020.

After considering shares already sold under the 2019 ATM Program including the outstanding ATM Forward Offerings, the Company had $220.1 million of availability remaining under the 2019 ATM Program as of December 31, 2019.

Debt

The below table summarizes the Company’s outstanding debt as of December 31, 2019 and December 31, 2018 (in thousands):

	Interest		Principal Amount Outstanding
Senior Unsecured Revolving Credit Facility	Rate	Maturity	December 31, 2019	December 31, 2018
Credit Facility (1)	2.69%	January 2021	$89,000	$19,000
Total Credit Facility			$89,000	$19,000

Unsecured Term Loans (2)
2019 Term Loan	3.62%	May 2019	$—	$18,543
2023 Term Loan	2.40%	July 2023	40,000	40,000
2024 Term Loan Facility	3.09%	January 2024	65,000	65,000
2024 Term Loan Facility	3.20%	January 2024	35,000	35,000
2026 Term Loan	4.26%	January 2026	100,000	100,000
Total Unsecured Term Loans			$240,000	$258,543

Senior Unsecured Notes (2)
2025 Senior Unsecured Notes	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Notes	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	September 2030	125,000	125,000
2031 Senior Unsecured Notes	4.42%	October 2031	125,000	—
Total Senior Unsecured Notes			$510,000	$385,000

Mortgage Notes Payable (2)
Single Asset Mortgage Loan	3.32%	October 2019	—	21,500
Portfolio Mortgage Loan (3)	6.90%	January 2020	—	1,922
Single Asset Mortgage Loan	6.24%	February 2020	2,775	2,872
CMBS Portfolio Loan	3.60%	January 2023	23,640	23,640
Single Asset Mortgage Loan	5.01%	September 2023	4,779	4,959
Portfolio Credit Tenant Lease	6.27%	July 2026	5,921	6,626
Total Mortgage Notes Payable			$37,115	$61,519

Total Principal Amount Outstanding			$876,115	$724,062
(1)	The annual interest rate of the Credit Facility assumes one-month LIBOR as of December 31, 2019 of 1.86%.
(2)	Interest rate includes the effects of variable interest rates that have been swapped to fixed interest rates.
(3)	Mortgage paid off early in September 2019. Original maturity date of January 2020.

Senior Unsecured Revolving Credit Facility

In December 2019, the Company entered into the Credit Agreement. The Credit Agreement provides for a $500.0 million unsecured revolving credit facility, a $65.0 million unsecured term loan facility (the “$65 Million Term Loan”) and a $35.0 million unsecured term loan facility (the “$35 Million Term Loan”, and together with the $65 Million Term Loan, the “2024 Term Loan Facilities”). The Credit Agreement amended and restated in its entirety the Company’s previous amended and restated credit agreement dated December 15, 2016.

The Credit Agreement provides $600.0 million unsecured borrowing capacity, composed of the Revolving Credit Facility, which matures on January 15, 2024, as well as the 2024 Term Loan Facilities, which mature on January 15, 2024. Subject to certain terms and conditions set forth in the Agreement, the Company (i) may request additional lender commitments under any or all facilities of up to an additional aggregate of $500.0 million and (ii) may elect, for an additional fee, to extend the maturity date of the Revolving Credit Facility by six months up to two times, for a maximum maturity date of January 15, 2025. No amortization payments are required under the Credit Agreement, and interest is payable in arrears no less frequently than quarterly.

All borrowings under the Revolving Credit Facility (except swing line loans) bear interest at a rate per annum equal to, at the option of the Company, (i) LIBOR plus a margin that is based upon the Company’s credit rating, or (ii) the Base Rate (which is defined as the greater of the rate of interest as publicly announced from time to time by PNC Bank, National Association, as its prime rate, the Federal Funds Open Rate plus 0.50%, or the Daily Eurodollar Rate plus 1.0%) plus a margin that is based upon the Company’s credit rating. The margins for the Revolving Credit Facility range in amount from 0.775% to 1.450% for LIBOR-based loans and 0.00% to 0.45% for Base Rate loans, depending on the Company’s credit rating. The margins for the Revolving Credit Facility are subject to improvement based on the Company’s leverage ratio, provided its credit rating meets a certain threshold.

The Company and Richard Agree, the Executive Chairman of the Company, are parties to a Reimbursement Agreement dated November 18, 2014.   Pursuant to the Reimbursement Agreement, Mr. Agree has agreed to reimburse the Company for any loss incurred under the Revolving Credit Facility in an amount not to exceed $14.0 million to the extent that the value of the Operating Partnership’s assets available to satisfy the Operating Partnership’s obligations under the revolving credit facility is less than $14.0 million.

Unsecured Term Loan Facilities

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures July 2023 (the “2023 Term Loan”). Borrowings under the 2023 Term Loan are priced at LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap agreement to fix LIBOR at 140 basis points until maturity.

Pursuant to the Credit Agreement, the Company has outstanding the 2024 Term Loan Facilities.   Borrowings under the 2024 Term Loan Facilities bear interest at a rate per annum equal to, at the option of the Company, (i) LIBOR plus a margin that is based upon the Company's credit rating or (ii) the Base Rate (which is defined as the greater of the rate of interest as publicly announced from time to time by PNC Bank, National Association, as its prime rate, the Federal Funds Open Rate plus 0.50%, or the Daily Eurodollar Rate plus 1.0%) plus a margin that is based upon the Company’s credit rating. The margins for the 2024 Term Loan Facilities range in amount from 0.85% to 1.65% for LIBOR-based loans and 0.00% to 0.65% for Base Rate loans, depending on the Company’s credit rating. The Company has utilized existing interest rate swaps to fix LIBOR at 2.0904% for the $65.0 million term loan and at 2.1970% for the $35.0 million term loan.  In October 2019, the Company entered into new interest rate swap agreements to fix LIBOR at 143 basis points for both the $65.0 million and $35.0 million term loans, through their 2024 maturity dates.

In December 2018, the Company entered into a $100.0 million unsecured term loan facility that matures January 2026 (the “2026 Term Loan”). Borrowings under the 2026 Term Loan are priced at LIBOR plus 145 to 240 basis points, depending on the Company’s credit rating. The Company entered into interest rate swap agreements to fix LIBOR at 266 basis points until maturity.

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

In September 2017, the Company and the Operating Partnership completed a private placement of $100.0 million aggregate principal amount of 4.19% senior unsecured notes due September 2029 (the “2029 Senior Unsecured Notes”).

In September 2018, the Company and the Operating Partnership entered into two supplements to uncommitted master note facilities with institutional purchasers. Pursuant to the supplements, the Operating Partnership completed a private placement of $125.0 million aggregate principal amount of 4.32% senior unsecured notes due September 2030 (the “2030 Senior Unsecured Notes”).

In October 2019, the Company and the Operating Partnership closed on a private placement of $125.0 million of 4.47% senior unsecured notes due October 2031.  In March 2019, the Company entered into forward-starting interest rate swap agreements to fix the interest for $100.0 million of long-term debt until maturity. The Company terminated the swap agreements at the time of pricing the 2031 Senior Unsecured Notes, which resulted in an effective annual fixed rate of 4.41% for $100.0 million aggregate principal amount of the 2031 Senior Unsecured Notes. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the $125.0 million aggregate principal amount of 2031 Senior Unsecured Notes is 4.42%.

Mortgage Notes Payable

As of December 31, 2019, the Company had total gross mortgage indebtedness of $37.1 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $48.4 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.40% as of December 31, 2019 and 4.13% as of December 31, 2018.

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

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of December 31, 2019, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of December 31, 2019.

Cash Flows

Operating -- Substantially all of the Company’s cash from operations is generated by rental income from its investment portfolio.  Net cash provided by operating activities for the year ended December 31, 2019 increased by $33.5 million over 2018, primarily due to the increase in the size of the Company’s real estate investment portfolio.

Investing -- Net cash used in investing activities was $99.4 million higher during the year ended December 31, 2019, compared to 2018.  Acquisitions of properties during 2019 were $97.0 million higher than 2018, due to overall increases in the level of acquisition activity.  Development costs during the year ended December 31, 2019 were $2.9 million higher than 2018, due to the timing of costs incurred related to the Company’s development activity.   Proceeds from asset sales remained consistent during year ended December 31, 2019 compared to 2018.

Financing -- Net cash provided by financing activities was $58.9 million higher during the year ended December 31, 2019, compared to 2018.  Net proceeds from the issuance of common stock and borrowings increased by $133.0 million during the year ended December 31, 2019 compared to 2018, primarily to fund the increased level of acquisitions occurring in 2019.  In addition, borrowings on the revolving credit facility increased by $65.0 million during the year ended December 31, 2019 compared to 2018, to fund increased acquisition investment activity.  Finally, net cash provided by the financing related to unsecured term loans decreased by $100.0 million due to the Company’s use of alternate financing sources to fund investment activity, such as the revolving credit facility and equity.  The Company increased its total dividends and distributions paid to its shareholders and non-controlling owners by $22.6 million during 2019 compared to 2018.  The Company increased its quarterly dividend in the fourth quarter of 2019 to an annualized $2.34 per common share, a 5.4% increase over the annualized $2.22 per common share declared in the fourth quarter of 2018.

Contractual Obligations

In conducting our business, the Company enters into contractual obligations, including those for debt and operating leases for land. Detail of these obligations as of December 31, 2019, including expected settlement periods, is contained below in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Mortgage Notes Payable	$3,714	$998	$1,060	$28,726	$963	$1,654	$37,115
Revolving Credit Facility	—	—	—	—	89,000	—	89,000
Unsecured Term Loans	—	—	—	40,000	100,000	100,000	240,000
Senior Unsecured Notes	—	—	—	—	—	510,000	510,000
Land Lease Obligations	1,069	1,015	789	789	789	30,584	35,035
Estimated Interest Payments on Outstanding Debt (1)	34,360	34,269	34,207	32,821	28,922	108,826	273,405
Total	$39,143	$36,282	$36,056	$102,336	$219,674	$751,064	$1,184,555
(1)	Estimated interest payments are based on (i) the stated rates for mortgage notes payable, including the effect of interest rate swap agreements and (ii) the stated rates for unsecured term loans, including the effect of interest rate swap agreements and assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

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

Non-GAAP Financial Measures

Funds from Operations (“FFO” or “Nareit FFO”)

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

The following table provides a reconciliation of net income to FFO, Core FFO, and AFFO for the years ended December 31, 2019, 2018, and 2017:

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Reconciliation from Net Income to Funds from Operations
Net income	$80,763	$58,798	$58,790
Depreciation of rental real estate assets	34,349	24,553	19,507
Amortization of lease intangibles - in-place leases and leasing costs	11,071	8,271	7,076
Provision for impairment	1,609	2,319	-
(Gain) loss on sale of assets	(13,306)	(11,180)	(14,193)
Funds from Operations	$114,486	$82,761	$71,180

Amortization of above (below) market lease intangibles, net	13,501	10,668	5,091
Core Funds from Operations	$127,987	$93,429	$76,271

Straight-line accrued rent	(7,093)	(4,648)	(3,548)
Deferred tax expense (benefit)	(475)	—	(230)
Stock based compensation expense	4,106	3,227	2,589
Amortization of financing costs	706	578	574
Non-real estate depreciation	283	146	78
Adjusted Funds from Operations	$125,514	$92,732	$75,734

Funds from Operations Per Share - Diluted	$2.75	$2.53	$2.54
Core Funds from Operations Per Share - Diluted	$3.08	$2.85	$2.72
Adjusted Funds from Operations Per Share - Diluted	$3.02	$2.83	$2.70

Weighted average shares and OP units outstanding
Basic	40,924,965	32,417,874	27,972,721
Diluted	41,571,233	32,748,741	28,047,966

Additional supplemental disclosure
Scheduled principal repayments	$2,401	$3,337	$3,151
Capitalized interest	$410	$448	$570
Capitalized building improvements	$2,451	$1,635	$1,230

Item 7A:        Quantitative and Qualitative Disclosures about Market Risk

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

	2020	2021	2022	2023	2024	Thereafter	Total
Mortgage Notes Payable	$3,714	$998	$1,060	$28,726	$963	$1,654	$37,115
Average Interest Rate	6.18%	6.02%	6.02%	3.89%	6.27%	6.27%

Unsecured Revolving Credit Facility (1)	$—	$—	$—	$—	$89,000	$—	$89,000
Average Interest Rate					2.69%

Unsecured Term Loans	$—	$—	$—	$40,000	$100,000	$100,000	$240,000
Average Interest Rate				2.40%	3.13%	4.21%

Senior Unsecured Notes	$—	$—	$—	$—	$—	$510,000	$510,000
Average Interest Rate						4.31%
(1)	The balloon payment balance includes the balance outstanding under the Credit Facility as of December 31, 2019. The Revolving Credit Facility matures in January 2024, with options to extend the maturity to extend its maturity date by six months up to two times, for a maximum maturity of January 2025.

The fair value is estimated at $37.8 million and $779.9 million for mortgage notes payable and unsecured term loans and notes, respectively, as of December 31, 2019.

The table above incorporates those exposures that exist as of December 31, 2019; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform. The Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance.

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of December 31, 2019, this interest rate swap was valued as a liability of approximately $0.1 million.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of December 31, 2019, this interest rate swap was valued as a liability of approximately $0.5 million.

In September 2016, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month

LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of December 31, 2019, this interest rate swap was valued as an asset of approximately $0.2 million.

In December 2018, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $100.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.66%. This swap effectively converted $100.0 million of variable-rate borrowings to fixed-rate borrowings from December 27, 2018 to January 15, 2026. As of December 31, 2019, this interest rate swap was valued as a liability of approximately $5.9 million.

In June 2019, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt. The Company is hedging its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending March 2021. As of December 31, 2019, these interest rate swaps were valued as a liability of $1.4 million.

In October 2019, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.4275%. This swap effectively converts $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 12, 2021 to January 12, 2024. As of December 31, 2019, this interest rate swap was valued as an asset of approximately $0.2 million.

Also in October 2019, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.4265%. This swap effectively converts $35.0 million of variable-rate borrowings to fixed-rate borrowings from September 29, 2020 to January 12, 2024. As of December 31, 2019, this interest rate swap was valued as an asset of approximately $0.1 million.

We do not use derivative instruments for trading or other speculative purposes, and we did not have any other derivative instruments or hedging activities as of December 31, 2019.

Refer to the section “Risks Related to Our Debt Financings” under Item 1A “Risk Factors” in this Annual Report for discussion of the future transition from LIBOR and the possible impact it may have on the Company’s debt, swap agreements, and interest payments.

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

Item 9:       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures

(as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

The attestation report issued by our independent registered public accounting firm, Grant Thornton LLP, required under this item is contained on page F-2 of this Annual Report on Form 10-K.

Item 9B:       Other Information

None.

PART III

Item 10:       Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to our 2020 Annual Meeting of Shareholders (the “Proxy Statement”), all of which is incorporated by reference: “Proposal I – Election of Directors”; “Board Matters –The Board of Directors”; “Board Matters –Committees of the Board”; “Board Matters –Corporate Governance”; “Executive Officers”; “Additional Information – Section 16(a) Beneficial Ownership Reporting Compliance” and “Additional Information – Proposals for 2020 Annual Meeting.”

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

Item 12:       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes the equity compensation plan under which our common stock may be issued as of December 31, 2019.

Number of Securities
Remaining Available for
	Number of Securities to		Future Issuance Under
	be Issued Upon	Weighted Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants and	Outstanding Options,	Securities Reflected in
	Rights	Warrant and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	248,925	(1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	248,925
(1)	Relates to various stock-based awards available for issuance under our 2014 Omnibus Incentive Plan, including incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, performance shares and units, unrestricted stock awards and dividend equivalent rights.

Additional information required by this item is set forth under the following caption in our Proxy Statement, all of which is incorporated herein by reference: “Security Ownership of Certain Beneficial Owners and Management.”

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
● Reports of Independent Registered Public Accounting Firms
● Consolidated Balance Sheets as of December 31, 2019 and 2018
● Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017
● Consolidated Statement of Equity for the Years Ended December 31, 2019, 2018 and 2017
● Consolidated Statements of Cash Flow for the Years Ended December 31, 2019, 2018 and 2017
● Notes to the Consolidated Financial Statements

15(a)(2).	The following is a list of the financial statement schedules required by Item 8:
Schedule III – Real Estate and Accumulated Depreciation

15(a)(3).	Exhibits

Exhibit No.	Description

3.1

Articles of Incorporation of the Company, including all amendments and articles supplementary thereto (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 9, 2013).

3.3	Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 6, 2015).

3.4	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 3, 2016).

3.5	Articles Supplementary of the Company, dated February 26, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 28, 2019).

3.6

First Amendment to Amended and Restated Bylaws of Agree Realty Corporation, effective February 26, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 28, 2019).

3.7	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 25, 2019).

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

4.5*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Act of 1934.

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

10.25

Second Amendment to Term Loan Agreement dated November 2, 2018, among Agree Limited Partnership, Capital One, National Association, and Raymond James Bank, N.A. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.26

First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 17, 2018, among the Company, PNC Bank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.27

Term Loan Agreement, dated December 27, 2018, by and among Agree Limited Partnership, the Company, PNC Bank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.28

Guaranty, dated as of December 27, 2018, by and among the Company and each of the subsidiaries of Agree Limited Partnership party thereto (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.29

Reimbursement Agreement, dated as of November 18, 2014, by and between the Company and Richard Agree (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.30+	Form of Performance Unit Award Notice (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.31

Note Purchase Agreement, dated as of June 14, 2019, among Agree Limited Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.32

First Amendment to Term Loan Agreement, dated May 6, 2019, by and among Agree Limited Partnership, the Company, PNC Bank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.33

Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of May 6, 2019, by and among Agree Limited Partnership, the Company, PNC Bank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.34

Third Amendment to Term Loan Agreement, dated May 6, 2019, by and among Agree Limited Partnership, the Company, Capital One, National Association and Raymond James Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.35

Second Amended and Restated Revolving Credit and Term Loan Agreement, dated December 5, 2019, among the Company, the Borrower, PNC Bank and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2019).

10.36

Fourth Amendment to Term Loan Agreement, dated December 5, 2019, among the Company, the Borrower, Capital One, the guarantors party thereto and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 9, 2019).

10.37

Second Amendment to Term Loan Agreement, dated December 5, 2019, among the Company, the Borrower, and PNC Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 9, 2019).

10.38*+	Summary of Material Terms of Compensation Arrangement with Danielle M. Spehar (effective December 7, 2019).

21*	Subsidiaries of Agree Realty Corporation.

23.1*	Consent of Grant Thornton LLP.

24*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Clayton Thelen, Chief Financial Officer.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Clayton Thelen, Chief Financial Officer.

99.1*	Material Federal Income Tax Considerations.

101*

The following materials from Agree Realty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Agree Realty Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Agree Realty Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 20, 2020 expressed an unqualified opinion on those financial statements.

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

Philadelphia, Pennsylvania
February 20, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Agree Realty Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Agree Realty Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 20, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Acquisitions of Real Estate

As described in Notes 2 and 4 to the consolidated financial statements, the acquisition of property for investment purposes is typically accounted for as an asset acquisition in which the Company allocates the purchase price to land, buildings and identified intangible assets and liabilities, based in each case on their relative estimated fair values and without giving rise to goodwill. The Company acquired approximately $702.9 million of real estate during the year ended December 31, 2019.  We identified the accounting for acquisitions of real estate as a critical audit matter.

The principal consideration for our determination that the accounting for acquisitions of real estate was a critical audit matter was the higher risk of estimation uncertainty due to the sensitivity of management’s judgments in determining estimates of fair value, particularly with respect to the market rent assumption, a significant component in the fair value estimation of above- and below-market lease intangible assets and liabilities recognized in connection with the acquisitions. As described in Note 2 to the consolidated financial statements, these amounts are amortized over the remaining terms of the related leases as adjustments to the “Rental income” line item in the consolidated statement of operations.

Our audit procedures related to the accounting for acquisitions of real estate included the following, among others. We tested the design and operating effectiveness of relevant controls relating to the accounting for acquisitions of real estate, such as controls over the measurement and recognition of assets acquired, liabilities assumed, and consideration paid. For each of the acquisitions during the audit period, we inspected the purchase agreements to assess whether amounts reported and disclosed in the consolidated financial statements were consistent with the underlying transaction agreements.

In testing the estimates of fair value of assets acquired and liabilities assumed recognized in connection with the acquisitions, we evaluated the appropriateness of the valuation methodology used by management, and compared management’s significant assumptions, particularly the market rent assumption, with comparable observable market data. These procedures involved the use of our valuation specialists. Our overall assessment of these assumptions and the amounts reported and disclosed in the consolidated financial statements in connection with the acquisitions included consideration of whether such information was consistent with evidence obtained in other areas of the audit.

Impairments

As described in Notes 2 and 4 to the consolidated financial statements, the Company reviews its real estate investments for potential impairment when certain events or changes in circumstances indicate that the carrying amount may not be recoverable. Those events and circumstances include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life.  For real estate investments that show an indication of impairment, management determines whether an impairment has occurred by comparing the estimated undiscounted future cash flows, including the residual value of the real estate, with the carrying amount of the individual asset. Forecasting the estimated future cash flows requires management to make estimates and assumptions about significant variables, such as the probabilities of outcomes, estimated holding periods, capitalization rates, and potential disposal proceeds to be received upon a sale. We identified the evaluation of impairment of real estate investments as a critical audit matter.

The principal consideration for our determination that the evaluation of impairment was a critical audit matter was a higher risk of estimation uncertainty due to sensitivity of management judgments not only regarding indicators of impairment but also regarding estimates and assumptions utilized in forecasting cash flows for cost recoverability and making fair value measurements.

Our audit procedures related to the evaluation of impairment included the following, among others. We tested the design and operating effectiveness of relevant controls over the evaluation of potential real estate investment impairments, such as controls over the Company’s monitoring of the real estate investment portfolio, controls over the Company’s analysis of undiscounted future cash flows, and controls over the Company’s estimates of fair value. In consideration of impairment indicator criteria established in management’s accounting policies over impairment, we evaluated the completeness of the population of properties requiring further analysis. We examined and evaluated the Company’s undiscounted cash flow analyses and estimates of fair value over properties identified for potential impairment. We evaluated the reasonableness of the methods and significant assumptions used, including probabilities of outcomes, holding periods, capitalization rates, and disposal proceeds. We evaluated these items in comparison with historical performance of the impacted properties and with comparable observable market data, which involved the use of our valuation specialists. Our assessment included sensitivity analyses over these assumptions, and we considered whether such assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2013.

Philadelphia, Pennsylvania
February 20, 2020

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	December 31,	December 31,
	2019	2018
ASSETS
Real Estate Investments
Land	$735,991	$553,704
Buildings	1,600,293	1,194,985
Less accumulated depreciation	(127,748)	(100,312)
	2,208,536	1,648,377
Property under development	10,056	12,957
Net Real Estate Investments	2,218,592	1,661,334

Real Estate Held for Sale, net	3,750	—

Cash and Cash Equivalents	15,603	53,955

Cash Held in Escrows	26,554	20

Accounts Receivable - Tenants	26,808	21,547

Lease intangibles, net of accumulated amortization of
$89,118 and $62,543 at December 31, 2019 and December 31, 2018, respectively	343,514	280,153

Other Assets, net	29,709	11,180

Total Assets	$2,664,530	$2,028,189

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	December 31,	December 31,
	2019	2018
LIABILITIES
Mortgage Notes Payable, net	$36,698	$60,926

Unsecured Term Loans, net	237,403	256,419

Senior Unsecured Notes, net	509,198	384,064

Unsecured Revolving Credit Facility	89,000	19,000

Dividends and Distributions Payable	25,014	21,031

Accounts Payable, Accrued Expenses, and Other Liabilities	48,987	21,045

Lease intangibles, net of accumulated amortization of
$19,307 and $15,177 at December 31, 2019 and December 31, 2018, respectively	26,668	27,218

Total Liabilities	972,968	789,703

EQUITY
Common stock, $.0001 par value, 90,000,000 shares
authorized, 45,573,623 and 37,545,790 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	5	4
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized	—	—
Additional paid-in-capital	1,752,912	1,277,592
Dividends in excess of net income	(57,094)	(42,945)
Accumulated other comprehensive income (loss)	(6,492)	1,424

Total Equity - Agree Realty Corporation	1,689,331	1,236,075
Non-controlling interest	2,231	2,411
Total Equity	1,691,562	1,238,486

Total Liabilities and Equity	$2,664,530	$2,028,189

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

	Year Ended
	2019	2018	2017
Revenues
Rental Income	$187,279	$136,884	$110,685
Other	199	238	832
Total Revenues	187,478	137,122	111,517

Operating Expenses
Real estate taxes	15,520	10,721	8,204
Property operating expenses	6,749	5,645	3,610
Land lease expense	1,242	645	653
General and administrative	15,566	11,756	9,428
Depreciation and amortization	45,703	33,030	26,661
Provision for impairment	1,609	2,319	—
Total Operating Expenses	86,389	64,116	48,556

Income from Operations	101,089	73,006	62,961

Other (Expense) Income
Interest expense, net	(33,094)	(24,872)	(18,137)
Gain (loss) on sale of assets, net	13,306	11,180	14,193
Income tax expense	(538)	(516)	(227)
Net Income	80,763	58,798	58,790

Less Net Income Attributable to Non-Controlling Interest	682	626	678

Net Income Attributable to Agree Realty Corporation	$80,081	$58,172	$58,112

Net Income Per Share Attributable to Agree Realty Corporation
Basic	$1.96	$1.80	$2.09
Diluted	$1.93	$1.78	$2.08

Other Comprehensive Income
Net income	$80,763	$58,798	$58,790
Changes in fair value of interest rate swaps	(8,775)	54	1,935
Realized gain (loss) on settlement of interest rate swaps	788	—	—
Total Comprehensive Income	72,776	58,852	60,725
Less Comprehensive Income Attributable to Non-Controlling Interest	611	631	702

Comprehensive Income Attributable to Agree Realty Corporation	$72,165	$58,221	$60,023

Weighted Average Number of Common Shares Outstanding - Basic	40,577,346	32,070,255	27,625,102

Weighted Average Number of Common Shares Outstanding - Diluted	41,223,614	32,401,122	27,700,347

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2016	26,164,977	$3	$712,069	$(28,558)	$(536)	$2,532	$685,510
Issuance of common stock, net of issuance costs	4,786,604	—	222,695	—	—	—	222,695
Repurchase of common shares	(23,925)	—	(1,111)	—	—	—	(1,111)
Issuance of restricted stock under the Omnibus Incentive Plan	88,466	—	—	—	—	—	—
Forfeiture of restricted stock	(11,222)	—	—	—	—	—	—
Stock-based compensation	—	—	2,393	—	—	—	2,393
Dividends and distributions declared for the period	—	—	—	(58,317)	—	(705)	(59,022)
Other comprehensive income (loss) - change in fair value of interest rate swaps	—	—	—	—	1,911	24	1,935
Net income	—	—	—	58,112	—	678	58,790
Balance, December 31, 2017	31,004,900	$3	$936,046	$(28,763)	$1,375	$2,529	$911,190
Issuance of common stock, net of issuance costs	6,507,263	1	339,743	—	—	—	339,744
Repurchase of common shares	(23,407)	—	(1,145)	—	—	—	(1,145)
Issuance of restricted stock under the Omnibus Incentive Plan	57,882	—	—	—	—	—	—
Forfeiture of restricted stock	(848)	—	—	—	—	—	—
Stock-based compensation	—	—	2,948	—	—	—	2,948
Dividends and distributions declared for the period	—	—	—	(72,354)	—	(749)	(73,103)
Other comprehensive income (loss) - change in fair value of interest rate swaps	—	—	—	—	49	5	54
Net income	—	—	—	58,172	—	626	58,798
Balance, December 31, 2018	37,545,790	$4	$1,277,592	$(42,945)	$1,424	$2,411	$1,238,486
Issuance of common stock, net of issuance costs	7,993,519	—	472,746	—	—	—	472,746
Repurchase of common shares	(22,011)	—	(1,406)	—	—	—	(1,406)
Issuance of restricted stock under the Omnibus Incentive Plan	58,735	1	—	—	—	—	1
Forfeiture of restricted stock	(2,410)	—	(29)	—	—	—	(29)
Stock-based compensation	—	—	4,009	—	—	—	4,009
Dividends and distributions declared for the period	—	—	—	(94,230)	—	(791)	(95,021)
Other comprehensive income (loss) - change in fair value and settlement of interest rate swaps	—	—	—	—	(7,916)	(71)	(7,987)
Net income	—	—	—	80,081	—	682	80,763
Balance, December 31, 2019	45,573,623	$5	$1,752,912	$(57,094)	$(6,492)	$2,231	$1,691,562

Cash dividends declared per common share:
For the three months ended March 31, 2019		$0.555
For the three months ended June 30, 2019		$0.570
For the three months ended September 30, 2019		$0.570
For the three months ended December 31, 2019		$0.585

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	2019	2018	2017
Cash Flows from Operating Activities
Net income	$80,763	$58,798	$58,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,703	33,030	26,661
Amortization from above (below) lease intangibles, net	13,501	10,668	5,091
Amortization from financing and credit facility costs	1,284	1,055	979
Stock-based compensation	3,980	2,948	2,393
Provision for impairment	1,609	2,319	—
Settlement of interest rate swap	788	—	—
(Gain) loss on sale of assets	(13,306)	(11,180)	(14,193)
(Increase) decrease in accounts receivable	(6,071)	(6,855)	(4,216)
(Increase) decrease in other assets	(2,150)	(463)	444
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	606	2,927	6,254
Net Cash Provided by Operating Activities	126,707	93,247	82,203

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(708,144)	(611,129)	(319,572)
Development of real estate investments and other assets
(including capitalized interest of $410 in 2019, $448 in 2018, and $570 in 2017)	(24,428)	(21,481)	(43,302)
Payment of leasing costs	(411)	(1,337)	(568)
Net proceeds from sale of assets	65,464	65,830	44,343
Net Cash Used in Investing Activities	(667,519)	(568,117)	(319,099)

Cash Flows from Financing Activities
Proceeds (costs) from common stock offerings, net	472,746	339,744	222,695
Repurchase of common shares	(1,406)	(1,145)	(1,111)
Unsecured revolving credit facility borrowings (repayments), net	70,000	5,000	—
Payments of mortgage notes payable	(24,404)	(27,576)	(2,412)
Unsecured term loan proceeds	—	100,000	—
Payments of unsecured term loans	(18,543)	(761)	(739)
Senior unsecured notes proceeds	125,000	125,000	100,000
Dividends paid	(90,257)	(67,638)	(55,146)
Distributions to Non-Controlling Interest	(782)	(737)	(695)
Payments for financing costs	(3,360)	(1,824)	(309)
Net Cash Provided by Financing Activities	528,994	470,063	262,283

Net Increase (Decrease) in Cash and Cash Equivalents	(11,818)	(4,807)	25,387
Cash and cash equivalents and cash held in escrow, beginning of period	53,975	58,782	33,395
Cash and cash equivalents and cash held in escrow, end of period	$42,157	$53,975	$58,782

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$29,925	$23,015	$17,331
Cash paid for income tax	$666	$452	$257

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Operating lease right of use assets added upon implementation of leases standard on January 1, 2019	$7,505	$—	$—
Additional operating lease right of use assets added under new ground leases after January 1, 2019	$12,167	$—	—
Operating lease right of use assets disposed of upon acquisition of underlying ground leased land	$(3,059)	$—	—
Dividends and limited partners’ distributions declared and unpaid	$25,014	$21,031	$16,303
Accrual of development, construction and other real estate investment costs	$4,330	$1,768	$6,742

See accompanying notes to consolidated financial statements.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2019

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

Our assets are held by, and all of our operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.2% interest as of December 31, 2019.  There is a one-for-one relationship between Operating Partnership units the (“Operating Partnership Units”) owned by the Company and Company common shares outstanding.  Under the partnership agreement of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the “Company,” “Management,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of Agree Realty Corporation include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries. The Company, as the sole general partner, held 99.2% and 99.1% of the Operating Partnership as of December 31, 2019 and 2018, respectively. All material intercompany accounts and transactions are eliminated.

Non-controlling Interest

At December 31, 2019, the non-controlling interest in the Operating Partnership consisted of a 0.8% ownership interest in the Operating Partnership held by third parties. The Operating Partnership Units may, under certain circumstances, be exchanged for shares of common stock. The Company as sole general partner of the Operating Partnership has the option to settle exchanged Operating Partnership Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all non-controlling Operating Partnership Units, there would have been 45,921,242 shares of common stock outstanding at December 31, 2019.

Reclassifications

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 842 “Leases” (“ASC 842”) using the modified retrospective approach as of January 1, 2019 and elected to apply the transition provisions of the standard at the beginning of the period of adoption.  The Company adopted the practical expedient in ASC 842 that alleviates the requirement to separate lease and non-lease components. As a result, all income earned pursuant to tenant leases is reflected as one line, “Rental Income,” in the 2019 consolidated statement of operations and comprehensive income.  To facilitate comparability, the Company has reclassified prior periods’ lease and non-lease income consistently with the classification employed in 2019.

The Company often recognizes above- and below-market lease intangibles in connection with acquisitions of real estate (see Acquisitions of Real Estate below).  The capitalized above- and below-market lease intangibles are amortized over the remaining term of the related leases.  The Company historically presented this amortization as a component of Depreciation and Amortization expense within the Consolidated Statement of Income and Comprehensive Income.  During 2019, the Company changed this classification to recognize this amortization as an adjustment of Rental Income.  The prior period results have been reclassified to conform to the current year classification.  The Company

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2019

incurred amortization of capitalized above- and below-market lease intangibles of $13.5 million, $10.7 million, and $5.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Assets are classified as Held for Sale based on specific criteria as outlined in Accounting Standards Codification 360, Property, Plant & Equipment.  Properties classified as Held for Sale are recorded at the lower of their carrying value or their fair value, less anticipated selling costs. Assets are generally classified as Held for Sale once management has actively engaged in marketing the asset and has received a firm purchase commitment that is expected to close within one year. The Company classified one operating property as held for sale at December 31, 2019, the assets for which are separately presented in the Consolidated Balance Sheet. There were no assets held for sale at December 31, 2018.

Real estate held for sale consisted of the following as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019	December 31, 2018
Land	$2,269	$—
Building	2,315	—
	4,584	—
Accumulated depreciation and amortization	(834)	—
Total Real Estate Held for Sale, net	$3,750	$—

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

Depreciation and Amortization

Land, buildings, and improvements are recorded and stated at cost.  The Company’s properties are depreciated using the straight-line method over the estimated remaining useful life of the assets, which are generally 40 years for buildings and 10 to 20 years for improvements. Properties classified as held for sale and properties under development or redevelopment

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2019

are not depreciated.  Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

In-place lease intangible assets and the capitalized above- and below-market lease intangibles are amortized over the non-cancelable term of the lease unless the Company believes it is reasonably certain that the tenant will renew the lease for an option term whereby the Company amortizes the value attributable to the renewal over the renewal period.  In-place lease intangible assets are amortized to amortization expense and above- and below-market lease intangibles are amortized as a net reduction of rental income (see Reclassifications above).  In the event of early lease termination, the remaining net book value of any above- or below-market lease intangible is recognized as an adjustment of rental income.

The following schedule summarizes the Company’s amortization of lease intangibles for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Lease Intangibles (In-place)	$10,619	$7,877	$6,353
Lease Intangibles (Above-Market)	18,107	14,871	9,707
Lease Intangibles (Below-Market)	(4,607)	(4,203)	(4,275)
Total	$24,119	$18,545	$11,785

Year Ending December 31,	2020	2021	2022	2023	2024	Thereafter	Total
Lease Intangibles (In-place)	$13,351	$12,258	$11,392	$10,614	$9,502	$52,814	$109,931
Lease Intangibles (Above-Market)	19,462	19,273	18,980	18,126	16,473	141,268	233,582
Lease Intangibles (Below-Market)	(4,868)	(4,435)	(3,525)	(2,954)	(2,265)	(8,621)	(26,668)
Total	$27,945	$27,096	$26,847	$25,786	$23,710	$185,461	$316,845

Impairments

The Company reviews real estate investments and related lease intangibles, for possible impairment when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable though operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale.

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

Cash and Cash Equivalents and Cash Held in Escrow

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts.  Cash held in escrows relates to delayed like-kind exchange transactions pursued under Section 1031 of the Internal Revenue Code.  Additionally, as of December 31, 2019, escrowed cash included $24.8 million held by the Company’s stock transfer agent in connection with the payment of the January 3, 2020 dividend.  The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2019

of FDIC insurance coverage. We had $40.9 million and $52.7 million in cash and cash held in escrow as of December 31, 2019 and December 31, 2018, respectively, in excess of the FDIC insured limit.

Revenue Recognition and Accounts Receivable

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

Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the Accounts Receivable - Tenants line item in our Consolidated Balance Sheets. The balance of straight-line rent receivables at December 31, 2019 and December 31, 2018 was $23.0 million and $16.7 million, respectively. To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce rental income.

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

The Company’s leases provide for reimbursement from tenants for common area maintenance (“CAM”), insurance, real estate taxes and other operating expenses. A portion of our operating cost reimbursement revenue is estimated each period and is recognized as rental income in the period the recoverable costs are incurred and accrued.  The balance of unbilled operating cost reimbursement receivable at December 31, 2019 and December 31, 2018 was $2.6 million and $3.3 million, respectively.

Sales Tax

The Company collects various taxes from tenants and remits these amounts, on a net basis, to the applicable taxing authorities.

Earnings per Share

Earnings per common share has been computed pursuant to the guidance in the FASB ASC Topic 260, “Earnings Per Share.”  The guidance requires the classification of the Company’s unvested restricted stock, which contain rights to receive non forfeitable dividends, as participating securities requiring the two-class method of computing net income per common share.  In accordance with the two-class method, earnings per share has been computed by dividing the net income less net income attributable to unvested restricted shares by the weighted average number of common shares outstanding less unvested restricted shares. Diluted earnings per share is computed by dividing net income by the weighted average common shares and potentially dilutive common shares outstanding in accordance with the treasury stock method.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2019

The following is a reconciliation of basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Year Ended December 31,
	2019	2018	2017
Net income attributable to Agree Realty Corporation	$80,081	$58,172	$58,112
Less: Income attributable to unvested restricted shares	(379)	(370)	(454)
Net income used in basic and diluted earnings per share	$79,702	$57,802	$57,658

Weighted average number of common shares outstanding	40,771,300	32,281,273	27,852,231
Less: Unvested restricted stock	(193,954)	(211,018)	(227,129)
Weighted average number of common shares outstanding used in basic earnings per share	40,577,346	32,070,255	27,625,102

Weighted average number of common shares outstanding used in basic earnings per share	40,577,346	32,070,255	27,625,102
Effect of dilutive securities: Share-based compensation	98,740	69,136	75,245
Effect of dilutive securities: March 2018 forward equity offering	—	198,786	—
Effect of dilutive securities: September 2018 forward equity offering	269,785	62,945	—
Effect of dilutive securities: April 2019 forward equity offering	277,225	—	—
Effect of dilutive securities: 2019 ATM forward equity offerings	518	—	—
Weighted average number of common shares outstanding used in diluted earnings per share	41,223,614	32,401,122	27,700,347

Forward Equity Sales

The Company occasionally sells shares of common stock through forward sale agreements to enable the Company to set the price of such shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the Company.

To account for the forward sale agreements, the Company considers the accounting guidance governing financial instruments and derivatives.  To date, we have concluded that our forward sale agreements are not liabilities as they do not embody obligations to repurchase our shares nor do they embody obligations to issue a variable number of shares for which the monetary value are predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares. We then evaluate whether the agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments.  We have concluded that the agreements are classifiable as equity contracts based on the following assessments: (i) none of the agreements’ exercise contingencies are based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

The Company considers the potential dilution resulting from the forward sale agreements on the earnings per share calculations. The Company uses the treasury stock method to determine the dilution resulting from the forward sale agreement during the period of time prior to settlement.

Equity Offering Costs

Underwriting commissions and offering costs of equity offerings have been reflected as a reduction of additional paid-in-capital in our Consolidated Balance Sheets.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2019

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Code and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to shareholders, providing it distributes 100% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2019, the Company believes it has qualified as a REIT. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.    Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

Earnings and profits that determine the taxability of distributions to shareholders differ from net income reported for financial reporting purposes due to differences in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investments in properties for tax purposes, among other things.

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

We regularly analyze our various federal and state filing positions and only recognize the income tax effect in our financial statements when certain criteria regarding uncertain income tax positions have been met. We believe that our income tax positions would more likely than not be sustained upon examination by all relevant taxing authorities. Therefore, no provisions for uncertain income tax positions have been recorded in our financial statements.

Management’s Responsibility to Evaluate Our Ability to Continue as a Going Concern

When preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. No such conditions or events were identified as of the issuance date of the financial statements contained in this Annual Report on Form 10-K.

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

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2019

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes how entities measure credit losses for most financial assets. This guidance requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”, which clarified that receivables arising from operating leases are within the scope of the leasing standard (Topic 842), not Topic 326. This new standard is effective for the Company on January 1, 2020. The Company is evaluating the impact this new standard would have on its consolidated financial statements, in the event

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2019

any of its leases ever were to be classified as sales-type or direct finance leases and become subject to the provisions of ASU 2016-13. However, the Company does not currently have any such leases, nor does it have a significant number of other financial instruments subject to the new standard. Therefore, the Company does not currently expect the adoption of ASU 2016-13 to have a material effect on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases” (“ASU 2016-02”). The new standard creates ASC 842 and supersedes FASB ASC 840, Leases (“ASC 840”), which the Company adopted on January 1, 2019 along with related interpretations.

The adoption of the new Leases standard ASU 2016-02 generally had, and will have, the following impacts on the Company:

●	Topic 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases (operating and finance). On January 1, 2019, the Company recognized $7.5 million of right of use assets and lease liabilities, within Other Assets and Accounts Payable, Accrued Expenses, and Other Liabilities on the Consolidated Balance Sheet. The Company was not required to reassess the classification of existing land leases and therefore these leases continue to be accounted for as operating leases. In the event the Company modifies existing land leases or enters into new land leases after adoption of the new standard, such leases may be classified as finance leases. Business activity occurring subsequent to January 1, 2019, including the Company entering into an additional operating lease as lessee, has increased the balances of the right of use assets and lease liabilities to $16.0 million and $16.2 million respectively, as of December 31, 2019.
●	Topic 842 requires lessors to account for leases using an approach that is substantially equivalent to ASC 840 guidance for sales-type leases and operating leases. Based on its election of practical expedients, the Company’s existing retail leases, where it is the lessor, continue to be accounted for as operating leases under the new standard. However, Topic 842 changed certain requirements regarding the classification of leases that could result in the Company recognizing certain long-term leases entered into or modified after January 1, 2019 as sales-type leases, as opposed to operating leases.
●	The Company elected an optional transition method that allows entities to initially apply Topic 842 at the adoption date (January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. However, the Company ultimately did not have any cumulative-effect adjustment as of the adoption date.
●	The Company elected a practical expedient which allows lessors to not separate non-lease components from the lease component when the timing and pattern of transfer for the lease components and non-lease components are the same and if the lease component is classified as an operating lease. As a result, the Company now presents all rentals and reimbursements from tenants as a single line item Rental Income within the Consolidated Statement of Operations and Comprehensive Income, and made certain reclassifications to prior periods for comparability. See Reclassifications above.
●	Under Topic 842, beginning on January 1, 2019, changes in the probability of collecting tenant rental income will result in direct adjustments to rental income and tenant receivables. See Revenue Recognition and Accounts Receivable above.
●	The Company elected an optional transition method allowing entities to not evaluate under ASC 842 land easements that existed or expired before the adoption of ASC 842 and that were not previously accounted for as leases under ASC 840.
●	In connection with its adoption of Topic 842 the Company also began recognizing amortization of above- and below- market lease intangibles as a net reduction of Rental Income. See Reclassifications above.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2019

Note 3 – Leases

Tenant Leases

The Company is primarily focused on the ownership, acquisition, development and management of retail properties leased to industry leading tenants.  As of December 31, 2019, the Company’s portfolio was approximately 99.6% leased and had a weighted average remaining lease term (excluding extension options) of approximately 10.0 years. A significant majority of its properties are leased to national tenants and approximately 58.2% of its annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners.

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

The Company attempts to maximize the amount it expects to derive from the underlying real estate property following the end of the lease, to the extent it is not extended.  The Company maintains a proactive leasing program that, combined with the quality and locations of its properties, has made its properties attractive to tenants. The Company intends to continue to hold its properties for long-term investment and, accordingly, places a strong emphasis on the quality of construction and an on-going program of regular and preventative maintenance.  However, the residual value of a real estate property is still subject to various market-specific, asset-specific, and tenant-specific risks and characteristics.  As the classification of a lease is dependent on the fair value of its cash flows at lease commencement, the residual value of a property represents a significant assumption in its accounting for tenant leases.

The Company has elected the practical expedient in ASC Topic 842 on not separating non-lease components from associated lease components.  The lease and non-lease components combined as a result of this election largely include tenant rentals and maintenance charges, respectively. The Company applies the accounting requirements of ASC 842 to the combined component.

The following table includes information regarding the Company’s operating leases for which it is the lessor, for the year ended December 31, 2019. (presented in thousands)

For the Year Ended December 31,
2019
Total Lease Payments	$193,843
Less: Variable Lease Payments	(21,137)
Total Non-Variable Lease Payments	$172,706

Year Ending December 31,	2020	2021	2022	2023	2024	Thereafter	Total
Future Lease Payments	$198,089	$196,430	$193,140	$189,080	$180,195	$1,109,013	$2,065,947

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2019

Deferred Revenue

As of December 31, 2019, and December 31, 2018, there was $4.1 million and $3.7 million, respectively, in deferred revenues resulting from rents paid in advance.

Land Lease Obligations

The Company is the lessee under land lease agreements for certain of its properties, all of which qualified as operating leases as of December 31, 2019. The Company’s land leases are net lease agreements and do not include variable lease payments. These leases provide multi-year renewal options to extend their term as lessee at the Company’s option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised. Land lease expense was $1.2 million, $0.6 million, and $0.7 million for the years ending December 31, 2018, 2017 and 2016, respectively.

In calculating its lease obligations under the ground leases, the Company uses discount rates estimated to be equal to what it would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following tables include information on the Company’s land leases for which it is the lessee, for the year ended December 31, 2019 and as of period end (presented in thousands).

Year Ended
December 31, 2019
Operating Lease Costs	$(1,131)
Variable Lease Costs	—
Total Non-Variable Lease Costs	$(1,131)

Supplemental Disclosure
Right-of-use assets obtained in exchange for new operating lease liabilities	$19,672
Right-of-use assets removed in exchange for real property	(3,025)
Right-of-use assets net change	$16,647

Operating cash outflows on operating leases	$1,073

Weighted-average remaining lease term - operating leases (years)	38.2

Weighted-average discount rate - operating leases	4.13%

Maturity Analysis of Lease Liabilities (presented in thousands)

Year Ending December 31,	2020	2021	2022	2023	2024	Thereafter	Total
Lease Payments	$1,069	$1,015	$789	$789	$789	$30,584	$35,035
Imputed Interest	(662)	(645)	(634)	(628)	(621)	(15,634)	(18,824)
Total Lease Liabilities	$407	$370	$155	$161	$168	$14,950	$16,211

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2019

Note 4 – Real Estate Portfolio

Real Estate Portfolio

As of December 31, 2019, the Company owned 821 properties, with a total gross leasable area (“GLA”) of approximately 14.6 million square feet. Net Real Estate Investments totaled $2.2 billion as of December 31, 2019. As of December 31, 2018, the Company owned 645 properties, with a total gross leasable area of approximately 11.2 million square feet. Net Real Estate Investments totaled $1.7 billion as of December 31, 2018.

Acquisitions

During 2019, the Company purchased 186 retail net lease assets for approximately $702.9 million, which includes acquisition and closing costs. These properties are located in 40 states and had a weighted average lease term of approximately 11.7 years.

The aggregate 2019 acquisitions were allocated approximately $195.8 million to land, $415.1 million to buildings and improvements, and $92.0 million to lease intangibles.

During 2018, the Company purchased 225 retail net lease assets for approximately $608.3 million, including acquisition and closing costs. These properties are located in 37 states and are leased for a weighted average lease term of approximately 12.4 years. The aggregate 2018 acquisitions were allocated approximately $164.7 million to land, $325.0 million to buildings and improvements, and $118.6 million to lease intangibles and other assets.

The 2019 and 2018 acquisitions were substantially all cash purchases and there was no contingent consideration associated with these acquisitions.

None of the Company’s investments during 2019 or 2018 caused any new or existing tenant to comprise 10% or more of the Company’s total assets or generate 10% or more of the Company’s total annualized contractual base rent at December 31, 2019 or 2018.

Developments

During 2019, the Company completed eight development or Partner Capital Solutions projects.  During 2018, eight such projects were completed.

Dispositions

During 2019, the Company sold real estate properties for net proceeds of $65.5 million and a recorded net gain of $13.3 million.

During 2018, the Company sold real estate properties for net proceeds of $65.8 million and a recorded net gain of $11.2 million.

During 2017, the Company sold real estate properties for net proceeds of $44.3 million and a recorded net gain of $14.2 million.

Provisions for Impairment

As a result of our review of Real Estate Investments we recognized real estate impairment charges of $1.6 million, $2.3 million and $0.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.  The estimated fair value of the impaired real estate assets at their time of impairment during 2019 and 2018 was $3.0 million and $17.3 million, respectively.  During 2020, events and circumstances related to a property suggest its carrying value might be

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2019

impaired.  However, the Company’s estimates of undiscounted cash flows based on conditions existing as of the December 31, 2019 balance sheet date indicated that the carrying amount was expected to be recovered.  Nonetheless, it is reasonably possible the recoverability may change in the near term.

Note 5 – Debt

As of December 31, 2019, we had total gross indebtedness of $876.1 million, including (i) $37.1 million of mortgage notes payable; (ii) $240.0 million of unsecured term loans; (iii) $510.0 million of senior unsecured notes; and (iv) $89.0 million of borrowings under our Revolving Credit Facility.

Mortgage Notes Payable

As of December 31, 2019, the Company had total gross mortgage indebtedness of $37.1 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $48.4 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.40% as of December 31, 2019 and 4.13% as of December 31, 2018.

Mortgages payable consisted of the following:

	December 31, 2019	December 31, 2018
(not presented in thousands)	(in thousands)
Note payable in monthly installments of interest only at 3.32% per annum, with a balloon payment made in October 2019	$—	$21,500

Note payable in monthly installments of $153,838, including interest at 6.90% per annum, early extinguished in September 2019	—	1,922

Note payable in monthly installments of $23,004, including interest at 6.24% per annum, with a balloon payment of $2,781,819 due February 2020	2,775	2,872

Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 2023	23,640	23,640

Note payable in monthly installments of $35,673, including interest at 5.01% per annum, with a balloon payment of $4,034,627 due September 2023	4,779	4,959

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026	5,921	6,626

Total principal	37,115	61,519
Unamortized debt issuance costs	(417)	(593)
Total	$36,698	$60,926

The mortgage loans encumbering our properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At December 31, 2019, there were no mortgage loans with partial recourse to us.

We have entered into mortgage loans which are secured by multiple properties and contain cross-default and cross-collateralization provisions. Cross-collateralization provisions allow a lender to foreclose on multiple properties in the

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2019

event that we default under the loan. Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan.

Unsecured Term Loan Facilities

The following table presents the Unsecured Term Loans balance net of unamortized debt issuance costs as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
2019 Term Loan	$—	$18,543
2023 Term Loan	40,000	40,000
2024 Term Loan Facilities	100,000	100,000
2026 Term Loan	100,000	100,000
Total Principal	240,000	258,543
Unamortized debt issuance costs	(2,597)	(2,124)
Total	$237,403	$256,419

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matured May 2019 (the “2019 Term Loan”). Borrowings under the 2019 Term Loan were priced at LIBOR plus 170 basis points. In order to fix LIBOR on the 2019 Term Loan at 1.92% until maturity, the Company had an interest rate swap agreement in place, which was assigned by the lender under the Mortgage Note to the 2019 Term Loan lender. The 2019 Term Loan was repaid in May 2019 at maturity.

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures July 2023 (the “2023 Term Loan”). Borrowings under the 2023 Term Loan are priced at LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap agreement to fix LIBOR at 140 basis points until maturity. As of December 31, 2019, $40.0 million was outstanding under the 2023 Term Loan, which was subject to an all-in interest rate of 2.40%, including the swap.

Pursuant to the amended and restated credit agreement, described below, and its predecessor credit facility, the Company has outstanding $65.0 million and $35.0 million unsecured term loans maturing in January 2024 (together, the “2024 Term Loan Facilities”). Effective with the amended and restated credit agreement, borrowings under the 2024 Term Loan Facilities bear interest at a rate per annum equal to, at the option of the Company, (i) LIBOR plus a margin that is based upon the Company's credit rating or (ii) the Base Rate (which is defined as the greater of the rate of interest as publicly announced from time to time by PNC Bank, National Association, as its prime rate, the Federal Funds Open Rate plus 0.50%, or the Daily Eurodollar Rate plus 1.0%) plus a margin that is based upon the Company’s credit rating. The margins for the 2024 Term Loan Facilities range in amount from 0.85% to 1.65% for LIBOR-based loans and 0.00% to 0.65% for Base Rate loans, depending on the Company’s credit rating. The Company has utilized existing interest rate swaps to fix LIBOR at 2.0904% through July 2021 for the $65.0 million term loan and at 2.1970% through September 2020 for the $35.0 million term loan. In October 2019, the Company entered into new interest swap agreements to fix LIBOR at 143 basis points for both the $65.0 million and $35.0 million term loans, through their 2024 maturity dates.

In December 2018, the Company entered into a $100.0 million unsecured term loan facility that matures January 2026 (the “2026 Term Loan”). Borrowings under the 2026 Term Loan are priced at LIBOR plus 145 to 240 basis points, depending on the Company’s credit rating. The Company entered into interest rate swap agreements to fix LIBOR at 266 basis points until maturity. As of December 31, 2019, $100.0 million was outstanding under the 2026 Term Loan, which was subject to an all-in interest rate of 4.26%, including the swaps.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2019

Senior Unsecured Notes

The following table presents the Senior Unsecured Notes balance net of unamortized debt issuance costs as of December 31, 2019, and 2018 (in thousands):

	December 31, 2019	December 31, 2018
2025 Senior Unsecured Notes	$50,000	$50,000
2027 Senior Unsecured Notes	50,000	50,000
2028 Senior Unsecured Notes	60,000	60,000
2029 Senior Unsecured Notes	100,000	100,000
2030 Senior Unsecured Notes	125,000	125,000
2031 Senior Unsecured Notes	125,000	—
Total Principal	510,000	385,000
Unamortized debt issuance costs	(802)	(936)
Total	$509,198	$384,064

All of the Senior Unsecured Notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

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

In September 2017, the Company and the Operating Partnership completed a private placement of $100.0 million aggregate principal amount of 4.19% senior unsecured notes due September 2029 (the “2029 Senior Unsecured Notes”).

In September 2018, the Company and the Operating Partnership entered into two supplements to uncommitted master note facilities with institutional purchasers. Pursuant to the supplements, the Operating Partnership completed a private placement of $125.0 million aggregate principal amount of 4.32% senior unsecured notes due September 2030 (the “2030 Senior Unsecured Notes”).

In October 2019, the Company and the Operating Partnership closed on a private placement of $125.0 million of 4.47% senior unsecured notes due October 2031 (the “2031 Senior Unsecured Notes”).  In March 2019, the Company entered into forward-starting interest rate swap agreements to fix the interest for $100.0 million of long-term debt until maturity. The Company terminated the swap agreements at the time of pricing the 2031 Senior Unsecured Notes, which resulted in an effective annual fixed rate of 4.41% for $100.0 million aggregate principal amount of the 2031 Senior Unsecured Notes. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the $125.0 million aggregate principal amount of 2031 Senior Unsecured Notes is 4.42%.

Senior Unsecured Revolving Credit Facility

In December 2019, the Company entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Credit Agreement”). The Credit Agreement provides for a $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”), a $65.0 million unsecured term loan facility and a $35.0 million unsecured term loan facility.  The Credit Agreement amended and restated in its entirety the Company’s previous credit agreement dated December 15, 2016.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2019

The Credit Agreement provides $600.0 million unsecured borrowing capacity, composed of the Revolving Credit Facility, which matures on January 15, 2024, as well as the 2024 Term Loan Facilities, which mature on January 15, 2024. Subject to certain terms and conditions set forth in the Agreement, the Company (i) may request additional lender commitments under any or all facilities of up to an additional aggregate of $500.0 million and (ii) may elect, for an additional fee, to extend the maturity date of the Revolving Credit Facility by six months up to two times, for a maximum maturity date of January 15, 2025. No amortization payments are required under the Credit Agreement, and interest is payable in arrears no less frequently than quarterly.

All borrowings under the Revolving Credit Facility(except for swing line loans) bear interest at a rate per annum equal to, at the option of the Company, (i) LIBOR plus a margin that is based upon the Company’s credit rating, or (ii) the Base Rate (which is defined as the greater of the rate of interest as publicly announced from time to time by PNC Bank, National Association, as its prime rate, the Federal Funds Open Rate plus 0.50%, or the Daily Eurodollar Rate plus 1.0%) plus a margin that is based upon the Company’s credit rating. The margins for the Revolving Credit Facility range in amount from 0.775% to 1.450% for LIBOR-based loans and 0.00% to 0.45% for Base Rate loans, depending on the Company’s credit rating. The margins for the Revolving Credit Facility are subject to improvement based on the Company’s leverage ratio, provided its credit rating meets a certain threshold.

Concurrent with the amendment and restatement of the Company’s Credit Agreement, certain conforming changes, including customary financial covenants, were made to the 2023 Term Loan and 2026 Term Loan.

The Company and Richard Agree, the Executive Chairman of the Company, are parties to a Reimbursement Agreement dated November 18, 2014.   Pursuant to the Reimbursement Agreement, Mr. Agree has agreed to reimburse the Company for any loss incurred under the Revolving Credit Facility in an amount not to exceed $14.0 million to the extent that the value of the Operating Partnership’s assets available to satisfy the Operating Partnership’s obligations under the revolving credit facility is less than $14.0 million.

Debt Maturities

The following table presents scheduled principal payments related to our debt as of December 31, 2019 (in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
2020	$948	$2,767	$3,715
2021	998	—	998
2022	1,060	—	1,060
2023	1,069	67,656	68,725
2024 (1)	963	189,000	189,963
Thereafter	1,654	610,000	611,654
Total	$6,692	$869,423	$876,115
(1)	The balloon payment balance includes the balance outstanding under the Revolving Credit Facility as of December 31, 2019. The Credit Facility matures in January 2024, with options to extend the maturity as described under Senior Unsecured Revolving Credit Facility above.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum total leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of December 31, 2019, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of December 31, 2019.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2019

Note 6 – Common and Preferred Stock

Common Share Authorization

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

In September 2018, the Company entered into a follow-on public offering of 3,500,000 shares of common stock in connection with a forward sale agreement (the “September 2018 Forward”).  The September 2018 Forward was settled in its entirety in April 2019.   Upon settlement the Company issued 3,450,000 shares and received net proceeds of $186.0 million, after deducting fees and expenses.

In April 2019, the Company entered into a follow-on public offering to sell an aggregate of 3,162,500 shares of common stock (the “April 2019 Forward”). The Company settled the entirety of the April 2019 Forward on December 30, 2019 and received net proceeds of approximately $195.8 million, after deducting fees and expenses.

ATM Program

In July 2019, the Company entered into a $400.0 million at-the-market equity program (the “2019 ATM Program”) through which the Company may, from time to time, sell shares of common stock. In addition to selling shares of common stock, the Company may enter into forward sale agreements through the 2019 ATM Program. During 2019, the Company issued 444,228 shares under the 2019 ATM Program, at an average price of $74.30, realizing gross proceeds of $33.0 million.

During the year ended December 31, 2018, and the six months ended June 30, 2019, the Company issued 3,057,263 and 886,768 shares of common stock, respectively, under a previously authorized $250.0 million ATM program (the “2018 ATM Program”), at average prices of $59.28 and $66.83, respectively, realizing gross proceeds of approximately $181.2 million and $59.3 million, respectively.  No future issuances will occur under the 2018 ATM Program.

During the fourth quarter of 2019, the Company entered into forward sale agreements in connection with the 2019 ATM Program to sell an aggregate of 2,003,118 shares of common stock (the “ATM Forward Offerings”). To date, no shares from the ATM Forward Offerings have been settled.  The ATM Forward Offerings are required to be settled by certain dates in December 2020.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2019

After considering shares already sold under the 2019 ATM Program including the outstanding ATM Forward Offerings, the Company had $220.1 million of availability remaining under the 2019 ATM Program as of December 31, 2019.

Preferred Stock

During 2019, the Company redesignated and reclassified all 200,000 authorized but unissued shares of its Series A Junior Participating Preferred Stock as authorized but unissued and unclassified shares of preferred stock, par value $.0001 per share, of the Company without further designation. The number of preferred shares the Company has the authority to issue remains at 4,000,000, all of which are unclassified and undesignated.

Note 7 – Dividends and Distribution Payable

The Company declared dividends of $2.280, $2.155 and $2.025 per share during the years ended December 31, 2019, 2018 and 2017; the dividends have been reflected for federal income tax purposes as follows:

For the Year Ended December 31,	2019	2018	2017
Ordinary Income	$1.933	$1.638	$1.695
Return of Capital	0.347	0.517	0.330
Total	$2.280	$2.155	$2.025

On December 3, 2019, the Company declared a dividend of $0.585 per share for the quarter ended December 31, 2019. The holders of Operating Partnership Units were entitled to an equal distribution per Operating Partnership Unit held as of December 20, 2019. The dividend has been reflected as a reduction of shareholders’ equity and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. These amounts were paid on January 3, 2020.

Note 8 – Income Taxes (not presented in thousands)

Uncertain Tax Positions

The Company is subject to the provisions of Financial Accounting Standards Board Accounting Standard Codification 740-10 (“FASB ASC 740-10”) and has analyzed its various federal and state filing positions. The Company believes that its income tax filing positions and deductions are documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FASB ASC 740-10. The Company’s Federal income tax returns are open for examination by taxing authorities for all tax years after December 31, 2015. The Company has elected to record related interest and penalties, if any, as income tax expense on the Consolidated Statements of Operations and Comprehensive Income. We have no material interest or penalties relating to income taxes recognized for years ended 2019, 2018, and 2017.

Deferred Taxes

As of December 31, 2018, the Company had accrued a deferred income tax liability in the amount of $475,000. This deferred income tax balance represents the federal and state tax effect of deferring income tax in 2007 on the sale of an asset under section 1031 of the Code. This transaction was accrued within the Company’s TRS entities.  During 2019, the Company restructured its ownership of the TRS to which the deferred tax liability was related, resulting in a reversal of the previously accrued amount.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including but not limited to reducing the U.S. federal corporate rate from 35 percent to 21 percent. In connection with our initial analysis of the impact of the Tax Act, we recorded a discrete net tax benefit related to one of the Company’s TRS entities reducing the deferred income tax liability by $230,000 in the period ending December 31, 2017. This is included in other expense and income on the Consolidated Statements of Operations and Comprehensive Income.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2019

Income Tax Expense

During the years ended December 31, 2019, 2018 and 2017, the Company recognized net federal and state income tax expense of approximately $538,000, $516,000 and $227,000, respectively.

Note 9 – Derivative Instruments and Hedging Activity

Background

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risk, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and, to a limited extent, the use of derivative instruments. For additional information regarding the leveling of our derivatives.  Refer to “Note 10 – Fair Value Measurements.”

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

2019 Activity

In March 2019, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period of one year. In May, the Company terminated the swap agreements at the time of pricing the future debt issuance, receiving $0.8 million upon termination. See discussion of the 2031 Notes in “Note 5 – Debt” above.

In June 2019, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt. The Company is hedging its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending March 2021. As of December 31, 2019, these interest rate swaps were valued as a liability of $1.4 million.

In October 2019, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.4275%. This swap effectively converts $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 12, 2021 to January 12, 2024. As of December 31, 2019, this interest rate swap was valued as an asset of approximately $0.2 million.

Also in October 2019, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.4265%. This swap effectively converts $35.0 million of variable-rate borrowings to fixed-rate borrowings from September 29, 2020 to January 12, 2024. As of December 31, 2019, this interest rate swap was valued as an asset of approximately $0.1 million.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2019

Prior Derivative Transactions

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converts $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of December 31, 2019, this interest rate swap was valued as a liability of approximately $0.1 million.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converts $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of December 31, 2019, this interest rate swap was valued as a liability of approximately $0.5 million.

In September 2016, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converts $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of December 31, 2019, this interest rate swap was valued as an asset of approximately $0.2 million.

In December 2018, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $100.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.66%. This swap effectively converts $100.0 million of variable-rate borrowings to fixed-rate borrowings from December 27, 2018 to January 15, 2026. As of December 31, 2019, this interest rate swap was valued as a liability of approximately $5.9 million.

Recognition

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet.  We recognize our derivatives within Other Assets, net and Accounts Payable, Accrued Expenses, and Other Liabilities on our Balance Sheet.

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

Amounts reported in accumulated OCI related to currently outstanding interest rate derivatives are recognized as an adjustment to income as interest payments are made on the Company’s variable-rate debt. Realized gains or losses on settled derivative instruments included in accumulated OCI are recognized as an adjustment over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $1.5 million will be reclassified as an increase to interest expense.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2019

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional
	December 31,	December 31,	December 31,	December 31,
Interest Rate Derivatives	2019	2018	2019	2018
Interest Rate Swap	15	10	$240,000	$258,543

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets (in thousands).

	Asset Derivatives
	December 31, 2019	December 31, 2018
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	$572	$2,539

	Liability Derivatives
	December 31, 2019	December 31, 2018
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	$7,943	$1,135

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and other comprehensive loss for the years ended December 31, 2019 and 2018 (in thousands).

Year Ended December 31,		2019	2018		2019	2018

	Interest rate swaps	$(8,657)	$193	Interest Expense	$(118)	$(139)

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of December 31, 2019.

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of December 31, 2019, the fair value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $7.6 million.

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the Consolidated Balance Sheets.

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of December 31, 2019 and December 31, 2018. The gross amounts of derivative assets or liabilities can be

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2019

reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets (in thousands):

Offsetting of Derivative Assets

As of December 31, 2019

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$572	$—	$572	$(572)	$—	$—

Offsetting of Derivative Liabilities

As of December 31, 2019

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$7,943	$—	$7,943	$(572)	$—	$7,372

Offsetting of Derivative Assets

As of December 31, 2018

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$2,539	$—	$2,539	$(575)	$—	$1,964

Offsetting of Derivative Liabilities

As of December 31, 2018

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$1,135	$—	$1,135	$(575)	$—	$560

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2019

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2019

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018 (in thousands):

	Total Fair Value	Level 2
December 31, 2019
Derivative assets - interest rate swaps	$572	$572
Derivative liabilities - interest rate swaps	$7,943	$7,943

December 31, 2018
Derivative assets - interest rate swaps	$2,539	$2,539
Derivative liabilities - interest rate swaps	$1,135	$1,135

Other Financial Instruments

The carrying values of cash and cash equivalents, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

The Company estimated the fair value of its debt based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt. The discount rate used to calculate the fair value of debt approximates current lending rates for loans and assumes the debt is outstanding through maturity. Since such amounts are estimates that are based on limited available market information for similar transactions, which is a Level 2 non-recurring measurement, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

Fixed rate debt (including variable rate debt swapped to fixed, excluding the value of the derivatives) with carrying values of $783.3 million and $701.4 million as of December 31, 2019 and December 31, 2018, respectively, had fair values of approximately $817.7 million and $702.0 million, respectively. Variable rate debt’s fair value is estimated to be equal to the carrying values of $89.0 million and $19.0 million as of December 31, 2019 and December 31, 2018, respectively.

Note 11 – Equity Incentive Plan

In 2014, the Company’s shareholders approved the 2014 Omnibus Incentive Plan (the “2014 Plan”), which replaced the 2005 Equity Incentive Plan. The 2014 Plan authorizes the issuance of a maximum of 700,000 shares of common stock.

Restricted Stock

Restricted common stock has been granted to certain employees and directors under the 2014 Plan.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The Company granted 54,488, 57,247, and 88,466 shares of restricted stock in 2019, 2018 and 2017, respectively, to employees and directors. The restricted shares vest over a five-year period based on continued service to the Company.

The Company estimates the fair value of restricted stock grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period. During 2019, 2018 and 2017 the Company recognized $3.0 million, $2.7 million and $2.4 million, respectively, of expense relating to restricted stock grants.  As of December 31, 2019, there was $7.3 million of unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.2 years. The Company used 0% for the forfeiture rate for determining the fair value of restricted stock.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2019

Restricted share activity is summarized as follows (in thousands, except per share data):

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2016	228	$33.02

Restricted stock granted	88	$48.59
Restricted stock vested	(78)	$30.95
Restricted stock forfeited	(11)	$39.68

Unvested restricted stock at December 31, 2017	227	$39.47

Restricted stock granted	57	$48.85
Restricted stock vested	(71)	$36.06
Restricted stock forfeited	(1)	$48.28

Unvested restricted stock at December 31, 2018	212	$42.74

Restricted stock granted	54	$65.85
Restricted stock vested	(70)	$39.55
Restricted stock forfeited	(2)	$54.08

Unvested restricted stock at December 31, 2019	194	$50.71

The intrinsic value of restricted shares redeemed was $1.4 million, $1.1 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Performance Units and Shares

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

The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model and compensation expense is amortized on an attribution method over a five-year period. The Monte Carlo simulation pricing model for the 2019 grants utilized the following assumptions: (i) expected term of 2.9 years (equal to the remaining performance measurement period at the grant date), (ii) volatility of 19.7% (based on historical volatility), (iii) dividend yield of 3.4% (based on most recently paid dividend at grant date), and (iv) risk-free rate of 2.5% (interpolated based on 2-and 3- year rates). Compensation expense related to performance units is determined at the grant date and is not adjusted throughout the measurement or vesting periods.

Equity compensation awarded February 23, 2018 for certain executive officers included performance shares.  The terms of the performance shares are substantially identical to the performance units described above.  The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model using the following assumptions: (i) expected term of 2.9 years (equal to the remaining performance measurement period at the grant date), (ii) volatility of 19.1% (based on historical volatility), (iii) dividend yield of 4.36% (based on most recently paid dividend at grant date), and (iv) risk-free rate of 2.37% (interpolated based on 2-and 3- year rates). Compensation expense is amortized on an attribution method

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2019

over a five-year period. Compensation expense related to performance shares is determined at the grant date and is not adjusted throughout the measurement or vesting periods.

During 2019 and 2018, the Company recognized $0.9 million and $0.3 million, respectively, of expense related to performance units and shares.  There was no expense in 2017.  As of December 31, 2019, there was $2.5 million of total unrecognized compensation costs related to the outstanding performance units and shares, which is expected to be recognized over a weighted average period of 3.4 years.  The Company used 0% for the forfeiture rate for determining the fair value of performance shares.

Performance share and unit activity is summarized as follows:

	Target Number	Weighted Average
	of Awards	Grant Date
Performance shares at December 31, 2017	—	$—

Performance shares granted	31	$47.73

Performance shares at December 31, 2018	31	$47.73

Performance units granted	30	$65.66

Performance units and shares at December 31, 2019	61	$56.57

Note 12 – Profit-Sharing Plan

The Company has a discretionary profit-sharing plan whereby it contributes to the plan such amounts as the Board of Directors of the Company determines. The participants in the plan cannot make any contributions to the plan. Contributions to the plan are allocated to the employees based on their percentage of compensation to the total compensation of all employees for the plan year. Participants in the plan become fully vested after six years of service. No contributions were made to the plan in 2019, 2018, or 2017.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2019

Note 13 – Quarterly Financial Data (Unaudited)

The following summary represents the unaudited results of operations of the Company, expressed in thousands except per share amounts, for the periods from January 1, 2018 through December 31, 2019:

	2019
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Revenue	$42,348	$44,920	$48,075	$52,135
Net income	18,516	18,722	20,781	22,744
Net income attributable to Agree Realty Corporation	18,347	18,564	20,611	22,559
Net earnings per share (1)
Basic	$0.49	$0.45	$0.49	$0.53
Diluted	0.48	0.45	0.48	0.52

	2018
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Revenue (2)	$32,452	$33,168	$34,054	$37,448
Net income	16,636	13,068	15,756	13,338
Net income attributable to Agree Realty Corporation	16,451	12,923	15,586	13,212
Net earnings per share (1)
Basic	$0.53	$0.42	$0.49	$0.37
Diluted	0.53	0.41	0.48	0.36
(1)	Calculated independently for each period and consequently, the sum of the quarters may differ from the annual amount.
(2)	Refer to “Note 2 – Summary of Significant Accounting Policies” regarding certain reclassifications impacting reported 2018 revenues.

Note 14 – Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

Note 15 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to December 31, 2019 through the date on which these financial statements were issued to determine whether any of these events required disclosure in the financial statements.

There were no reportable subsequent events or transactions.

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2019

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Real Estate Held for Investment
Borman Center, MI	—	550,000	562,404	1,087,596	550,000	1,650,000	2,200,000	1,650,000	1977	40
Capital Plaza, KY	—	7,379	2,240,607	3,061,594	7,379	5,302,201	5,309,580	1,112,613	1978	40
Grayling Plaza, MI	—	200,000	1,778,657	(37,082)	200,000	1,741,575	1,941,575	1,534,124	1984	40
Omaha Store, NE	—	150,000	—	—	150,000	—	150,000	—	1995	—
Wichita Store, KS	—	1,039,195	1,690,644	(48,910)	1,139,677	1,541,252	2,680,929	941,791	1995	40
Monroeville, PA	—	6,332,158	2,249,724	(2,278,873)	3,153,890	3,149,119	6,303,009	1,282,076	1996	40
Boynton Beach, FL	—	1,534,942	2,043,122	3,717,733	1,534,942	5,760,855	7,295,797	1,746,509	1996	40
Chesterfield Township, MI	—	1,350,590	1,757,830	(46,164)	1,350,590	1,711,666	3,062,256	920,602	1998	40
Pontiac, MI	—	1,144,190	1,808,955	(89,989)	1,144,190	1,718,966	2,863,156	902,808	1998	40
Mt Pleasant Shopping Ctr, MI	—	907,600	8,081,968	3,837,722	1,872,803	10,954,487	12,827,290	4,402,125	1998	40
Rochester, MI	—	2,438,740	2,188,050	1,950	2,438,740	2,190,000	4,628,740	1,122,353	1999	40
Ypsilanti, MI	—	2,050,000	2,222,097	(3,494,709)	777,388	—	777,388	—	1999	—
Petoskey, MI	—	—	2,332,473	2,006,589	2,005,410	2,333,652	4,339,062	1,147,289	2000	40
Flint, MI	—	2,026,625	1,879,700	(1,200)	2,026,625	1,878,500	3,905,125	892,296	2000	40
Flint, MI	—	1,477,680	2,241,293	—	1,477,680	2,241,293	3,718,973	1,057,606	2001	40
New Baltimore, MI	—	1,250,000	2,285,781	(16,503)	1,250,000	2,269,278	3,519,278	1,042,625	2001	40
Flint, MI	1,944,528	1,729,851	1,798,091	660	1,729,851	1,798,751	3,528,602	796,284	2002	40
Indianapolis, IN	—	180,000	1,117,617	108,551	180,000	1,226,168	1,406,168	516,868	2002	40
Big Rapids, MI	—	1,201,675	2,014,107	(2,000)	1,201,675	2,012,107	3,213,782	842,613	2003	40
Flint, MI	—	—	471,272	(201,809)	—	269,463	269,463	166,120	2003	40
Canton Twp, MI	—	1,550,000	2,132,096	23,021	1,550,000	2,155,117	3,705,117	866,484	2003	40
Flint, MI	2,253,670	1,537,400	1,961,674	—	1,537,400	1,961,674	3,499,074	776,577	2004	40
Albion, NY	—	1,900,000	3,037,864	—	1,900,000	3,037,864	4,937,864	1,148,697	2004	40
Flint, MI	1,722,966	1,029,000	2,165,463	(6,666)	1,029,000	2,158,797	3,187,797	816,251	2004	40
Lansing, MI	—	785,000	348,501	3,045	785,000	351,546	1,136,546	136,187	2004	40
Boynton Beach, FL	—	1,569,000	2,363,524	3,943,404	1,569,000	6,306,928	7,875,928	1,460,733	2004	40
Midland, MI	—	2,350,000	2,313,413	(79,235)	2,268,695	2,315,483	4,584,178	836,877	2005	40
Roseville, MI	—	1,771,000	2,327,052	395	1,771,000	2,327,447	4,098,447	821,780	2005	40
Mt Pleasant, MI	—	1,075,000	1,432,390	4,787	1,075,000	1,437,177	2,512,177	505,991	2005	40
N Cape May, NJ	—	1,075,000	1,430,092	495	1,075,000	1,430,587	2,505,587	503,681	2005	40
Summit Twp, MI	—	998,460	1,336,357	12,686	998,460	1,349,043	2,347,503	447,419	2006	40
Livonia, MI	—	1,200,000	3,441,694	817,589	1,200,000	4,259,283	5,459,283	1,310,476	2007	40
Barnesville, GA	—	932,500	2,091,514	5,490	932,500	2,097,004	3,029,504	639,992	2007	40
East Lansing, MI	—	240,000	54,531	(52,752)	240,000	1,779	241,779	12,439	2007	40
Macomb Township, MI	—	424,222	—	—	424,222	—	424,222	—	2008	—
Brighton, MI	—	1,365,000	2,802,036	5,615	1,365,000	2,807,651	4,172,651	760,328	2009	40
Southfield, MI	1,483,000	1,200,000	125,616	2,063	1,200,000	127,679	1,327,679	32,577	2009	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2019

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Atchison, KS	—	943,750	3,021,672	—	823,170	3,142,252	3,965,422	744,776	2010	40
Johnstown, OH	—	485,000	2,799,502	—	485,000	2,799,502	3,284,502	664,883	2010	40
Lake in the Hills, IL	—	2,135,000	3,328,560	—	1,690,000	3,773,560	5,463,560	890,660	2010	40
Concord, NC	—	7,676,305	—	—	7,676,305	—	7,676,305	—	2010	—
Antioch, IL	—	1,087,884	—	—	1,087,884	—	1,087,884	—	2010	—
Mansfield, CT	—	700,000	1,902,191	508	700,000	1,902,699	2,602,699	434,052	2010	40
Spring Grove, IL	2,313,000	1,191,199	—	968	1,192,167	—	1,192,167	—	2010	—
Tallahassee, FL	1,628,000	—	1,482,462	—	—	1,482,462	1,482,462	335,095	2010	40
Wilmington, NC	2,186,000	1,500,000	1,348,591	—	1,500,000	1,348,591	2,848,591	297,815	2011	40
Marietta, GA	900,000	575,000	696,297	6,359	575,000	702,656	1,277,656	149,237	2011	40
Baltimore, MD	2,534,000	2,610,430	—	(3,447)	2,606,983	—	2,606,983	—	2011	—
Dallas, TX	1,844,000	701,320	778,905	1,042,730	701,320	1,821,635	2,522,955	372,439	2011	40
Chandler, AZ	—	332,868	793,898	360	332,868	794,258	1,127,126	163,853	2011	40
New Lenox, IL	—	1,422,488	—	—	1,422,488	—	1,422,488	—	2011	—
Roseville, CA	4,752,000	2,800,000	3,695,455	(96,364)	2,695,636	3,703,455	6,399,091	771,489	2011	40
Fort Walton Beach, FL	1,768,000	542,200	1,958,790	88,778	542,200	2,047,568	2,589,768	406,728	2011	40
Leawood, KS	2,775,043	989,622	3,003,541	16,197	989,622	3,019,738	4,009,360	603,945	2011	40
Salt Lake City, UT	—	—	6,810,104	(44,416)	—	6,765,688	6,765,688	1,388,609	2011	40
Burton, MI	—	80,000	—	—	80,000	—	80,000	—	2011	—
Macomb Township, MI	1,793,000	1,605,134	—	—	1,605,134	—	1,605,134	—	2012	—
Madison, AL	1,552,000	675,000	1,317,927	—	675,000	1,317,927	1,992,927	263,585	2012	40
Walker, MI	887,000	219,200	1,024,738	—	219,200	1,024,738	1,243,938	198,543	2012	40
Portland, OR	—	7,969,403	—	161	7,969,564	—	7,969,564	—	2012	—
Cochran, GA	—	365,714	2,053,726	—	365,714	2,053,726	2,419,440	385,075	2012	40
Baton Rouge, LA	—	—	1,188,322	—	—	1,188,322	1,188,322	225,286	2012	40
Southfield, MI	—	1,178,215	—	—	1,178,215	—	1,178,215	—	2012	—
Clifton Heights, PA	—	2,543,941	3,038,561	(3,105)	2,543,941	3,035,456	5,579,397	565,989	2012	40
Newark, DE	—	2,117,547	4,777,516	(4,881)	2,117,547	4,772,635	6,890,182	889,961	2012	40
Vineland, NJ	—	4,102,710	1,501,854	7,986	4,102,710	1,509,840	5,612,550	281,526	2012	40
Fort Mill, SC	—	750,000	1,187,380	—	750,000	1,187,380	1,937,380	220,159	2012	40
Spartanburg, SC	—	250,000	765,714	4,387	250,000	770,101	1,020,101	142,277	2012	40
Springfield, IL	—	302,520	653,654	10,255	302,520	663,909	966,429	122,467	2012	40
Jacksonville, NC	—	676,930	1,482,748	(150,000)	676,930	1,332,748	2,009,678	271,836	2012	40
Morrow, GA	—	525,000	1,383,489	(99,849)	525,000	1,283,640	1,808,640	233,285	2012	40
Charlotte, NC	—	1,822,900	3,531,275	(570,844)	1,822,900	2,960,431	4,783,331	532,624	2012	40
Lyons, GA	—	121,627	2,155,635	(103,392)	121,627	2,052,243	2,173,870	363,824	2012	40
Fuquay-Varina, NC	—	2,042,225	1,763,768	(255,778)	2,042,225	1,507,990	3,550,215	267,573	2012	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2019

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Minneapolis, MN	—	1,088,015	345,958	(54,430)	826,635	552,908	1,379,543	97,482	2012	40
Lake Zurich, IL	—	780,974	7,909,277	46,509	780,974	7,955,786	8,736,760	1,397,598	2012	40
Lebanon, VA	—	300,000	612,582	20,380	300,000	632,962	932,962	116,845	2012	40
Harlingen, TX	—	430,000	1,614,378	12,854	430,000	1,627,232	2,057,232	284,764	2012	40
Pensacola, FL	—	650,000	1,165,415	23,957	650,000	1,189,372	1,839,372	206,265	2012	40
Pensacola, FL	—	400,000	1,507,583	12,854	400,000	1,520,437	1,920,437	266,078	2012	40
Venice, FL	—	1,300,196	—	4,892	1,305,088	—	1,305,088	—	2012	—
St. Joseph, MO	—	377,620	7,639,521	—	377,620	7,639,521	8,017,141	1,321,000	2013	40
Statham, GA	—	191,919	3,851,073	—	191,919	3,851,073	4,042,992	665,913	2013	40
North Las Vegas, NV	—	214,552	717,435	28,999	214,552	746,434	960,986	123,792	2013	40
Memphis, TN	—	322,520	748,890	—	322,520	748,890	1,071,410	127,939	2013	40
Rancho Cordova, CA	—	1,339,612	—	—	1,339,612	—	1,339,612	—	2013	—
Kissimmee, FL	—	1,453,500	971,683	—	1,453,500	971,683	2,425,183	163,972	2013	40
Pinellas Park, FL	—	2,625,000	874,542	4,163	2,625,000	878,705	3,503,705	144,547	2013	40
Manchester, CT	—	397,800	325,705	—	397,800	325,705	723,505	54,285	2013	40
Rapid City, SD	—	1,017,800	2,348,032	1,379	1,017,800	2,349,411	3,367,211	388,915	2013	40
Chicago, IL	—	272,222	649,063	2,451	272,222	651,514	923,736	107,133	2013	40
Brooklyn, OH	—	3,643,700	15,079,714	14,207	3,643,700	15,093,921	18,737,621	2,451,401	2013	40
Madisonville, TX	—	96,680	1,087,642	18,200	96,680	1,105,842	1,202,522	178,330	2013	40
Forest, MS	—	—	1,298,176	21,925	—	1,320,101	1,320,101	213,366	2013	40
Sun Valley, NV	—	308,495	1,373,336	(51,008)	253,495	1,377,328	1,630,823	218,007	2013	40
Rochester, NY	—	2,500,000	7,398,639	2,017	2,500,000	7,400,656	9,900,656	1,163,949	2013	40
Allentown, PA	—	2,525,051	7,896,613	623,995	2,525,051	8,520,608	11,045,659	1,242,703	2013	40
Casselberry, FL	—	1,804,000	793,101	(2,906)	1,804,000	790,195	2,594,195	127,190	2013	40
Berwyn, IL	—	186,791	933,959	3,925	186,791	937,884	1,124,675	142,791	2013	40
Grand Forks, ND	—	1,502,609	2,301,337	1,801,028	1,502,609	4,102,365	5,604,974	624,944	2013	40
Ann Arbor, MI	—	3,000,000	4,595,757	277,040	3,000,000	4,872,797	7,872,797	740,447	2013	40
Joplin, MO	—	1,208,225	1,160,843	—	1,208,225	1,160,843	2,369,068	178,962	2013	40
Red Bay, AL	—	38,981	2,528,437	3,856	38,981	2,532,293	2,571,274	327,074	2014	40
Birmingham, AL	—	230,106	231,313	(297)	230,106	231,016	461,122	29,359	2014	40
Birmingham, AL	—	245,234	251,339	(324)	245,234	251,015	496,249	31,901	2014	40
Birmingham, AL	—	98,271	179,824	—	98,271	179,824	278,095	22,853	2014	40
Birmingham, AL	—	235,641	127,477	(313)	235,641	127,164	362,805	16,162	2014	40
Montgomery, AL	—	325,389	217,850	—	325,389	217,850	543,239	27,686	2014	40
Littleton, CO	4,779,235	819,000	8,756,266	399	819,000	8,756,665	9,575,665	1,149,308	2014	40
St Petersburg, FL	—	1,225,000	1,025,247	6,592	1,225,000	1,031,839	2,256,839	148,049	2014	40
St Augustine, FL	—	200,000	1,523,230	—	200,000	1,523,230	1,723,230	199,924	2014	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2019

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
East Palatka, FL	—	730,000	575,236	6,911	730,000	582,147	1,312,147	76,365	2014	40
Pensacola, FL	—	136,365	398,773	—	136,365	398,773	535,138	50,677	2014	40
Jacksonville, FL	—	299,312	348,862	12,497	299,312	361,359	660,671	45,141	2014	40
Fort Oglethorpe, GA	—	1,842,240	2,844,126	20,442	1,842,240	2,864,568	4,706,808	422,870	2014	40
New Lenox, IL	—	2,010,000	6,206,252	107,873	2,010,000	6,314,125	8,324,125	818,384	2014	40
Rockford, IL	—	303,395	2,436,873	(15,000)	303,395	2,421,873	2,725,268	319,371	2014	40
Indianapolis, IN	—	575,000	1,871,110	—	575,000	1,871,110	2,446,110	268,971	2014	40
Terre Haute, IN	—	103,147	2,477,263	32,376	103,147	2,509,639	2,612,786	312,326	2014	40
Junction City, KS	—	78,271	2,504,294	(30,565)	78,271	2,473,729	2,552,000	313,132	2014	40
Baton Rouge, LA	—	226,919	347,691	—	226,919	347,691	574,610	44,185	2014	40
Lincoln Park, MI	—	543,303	1,408,544	78,362	543,303	1,486,906	2,030,209	207,753	2014	40
Novi, MI	—	1,803,857	1,488,505	22,490	1,803,857	1,510,995	3,314,852	188,840	2014	40
Bloomfield Hills, MI	—	1,340,000	2,003,406	380,288	1,341,900	2,381,794	3,723,694	330,567	2014	40
Jackson, MS	—	256,789	172,184	—	256,789	172,184	428,973	21,882	2014	40
Irvington, NJ	—	315,000	1,313,025	—	315,000	1,313,025	1,628,025	188,746	2014	40
Fargo, ND	—	629,484	707,799	505,065	629,484	1,212,864	1,842,348	156,596	2014	40
Jamestown, ND	—	234,545	1,158,486	8,499	234,545	1,166,985	1,401,530	150,687	2014	40
Toledo, OH	—	500,000	1,372,363	(12)	500,000	1,372,351	1,872,351	197,275	2014	40
Toledo, OH	—	213,750	754,675	—	213,750	754,675	968,425	102,196	2014	40
Toledo, OH	—	168,750	785,000	16,477	168,750	801,477	970,227	108,362	2014	40
Port Clinton, OH	—	75,000	721,100	—	75,000	721,100	796,100	97,650	2014	40
Mansfield, OH	—	306,000	725,600	—	306,000	725,600	1,031,600	98,258	2014	40
Orville, OH	—	344,250	716,600	—	344,250	716,600	1,060,850	97,039	2014	40
Akron, OH	—	696,000	845,000	—	696,000	845,000	1,541,000	114,427	2014	40
Hubbard, OH	—	204,000	726,500	—	204,000	726,500	930,500	98,381	2014	40
Calcutta, OH	—	208,050	758,750	1,462	208,050	760,212	968,262	102,868	2014	40
Columbus, OH	—	—	1,136,250	1,593,792	1,590,997	1,139,045	2,730,042	151,640	2014	40
Tulsa, OK	—	459,148	640,550	(13,336)	459,148	627,214	1,086,362	91,598	2014	40
Ligonier, PA	—	330,000	5,021,849	(9,500)	330,000	5,012,349	5,342,349	679,285	2014	40
Limerick, PA	—	369,000	—	—	369,000	—	369,000	—	2014	—
Harrisburg, PA	—	124,757	1,446,773	11,175	124,757	1,457,948	1,582,705	182,161	2014	40
Anderson, SC	—	781,200	4,441,535	254,244	775,732	4,701,247	5,476,979	675,734	2014	40
Easley, SC	—	332,275	268,612	—	332,275	268,612	600,887	34,137	2014	40
Spartanburg, SC	—	141,307	446,706	—	141,307	446,706	588,013	56,769	2014	40
Spartanburg, SC	—	94,770	261,640	—	94,770	261,640	356,410	33,250	2014	40
Columbia, SC	—	303,932	1,221,964	(13,830)	303,932	1,208,134	1,512,066	154,132	2014	40
Alcoa, TN	—	329,074	270,719	—	329,074	270,719	599,793	34,404	2014	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2019

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Knoxville, TN	—	214,077	286,037	—	214,077	286,037	500,114	36,351	2014	40
Red Bank, TN	—	229,100	302,146	—	229,100	302,146	531,246	38,397	2014	40
New Tazewell, TN	—	91,006	328,561	5,074	91,006	333,635	424,641	41,697	2014	40
Maryville, TN	—	94,682	1,529,621	27,243	94,682	1,556,864	1,651,546	194,242	2014	40
Morristown, TN	—	46,404	801,506	4,990	46,404	806,496	852,900	100,803	2014	40
Clinton, TN	—	69,625	1,177,927	11,564	69,625	1,189,491	1,259,116	148,675	2014	40
Knoxville, TN	—	160,057	2,265,025	226,291	160,057	2,491,316	2,651,373	284,721	2014	40
Sweetwater, TN	—	79,100	1,009,290	6,740	79,100	1,016,030	1,095,130	126,992	2014	40
McKinney, TX	—	2,671,020	6,785,815	100,331	2,671,020	6,886,146	9,557,166	943,066	2014	40
Forest, VA	—	282,600	956,027	—	282,600	956,027	1,238,627	131,452	2014	40
Colonial Heights, VA	—	547,692	1,059,557	(5,963)	547,692	1,053,594	1,601,286	133,897	2014	40
Glen Allen, VA	—	590,101	1,129,495	(6,867)	590,101	1,122,628	1,712,729	142,671	2014	40
Burlington, WA	—	610,000	3,647,279	(4,602)	610,000	3,642,677	4,252,677	464,312	2014	40
Wausau, WI	—	909,092	1,405,899	44,222	909,092	1,450,121	2,359,213	196,750	2014	40
Foley AL	—	305,332	506,203	—	305,332	506,203	811,535	64,203	2015	40
Sulligent, AL	—	58,803	1,085,906	(442,000)	58,803	643,906	702,709	125,623	2015	40
Eutaw, AL	—	103,746	1,212,006	(392,065)	103,746	819,941	923,687	141,791	2015	40
Tallassee, AL	—	154,437	850,448	11,125	154,437	861,573	1,016,010	100,764	2015	40
Orange Park, AL	—	649,652	1,775,000	—	649,652	1,775,000	2,424,652	192,292	2015	40
Aurora, CO	—	976,865	1,999,651	1,743	976,865	2,001,394	2,978,259	204,305	2015	40
Pace, FL	—	37,860	524,400	6,970	37,860	531,370	569,230	64,357	2015	40
Pensacola, FL	—	309,607	775,084	(25)	309,607	775,059	1,084,666	95,079	2015	40
Jacksonville Beach, FL	—	623,031	370,612	—	623,031	370,612	993,643	43,967	2015	40
Freeport, FL	—	312,615	1,277,386	—	312,615	1,277,386	1,590,001	143,706	2015	40
Glenwood, GA	—	29,489	1,027,370	(416,000)	29,489	611,370	640,859	114,155	2015	40
Albany, GA	—	47,955	641,123	—	47,955	641,123	689,078	76,053	2015	40
Belvidere, IL	—	184,136	644,492	—	184,136	644,492	828,628	76,420	2015	40
Peru, IL	—	380,254	2,125,498	—	380,254	2,125,498	2,505,752	225,834	2015	40
Davenport, IA	—	776,366	6,623,542	(150,000)	776,366	6,473,542	7,249,908	745,148	2015	40
Buffalo Center, IA	—	159,353	700,460	—	159,353	700,460	859,813	77,343	2015	40
Sheffield, IA	—	131,794	729,543	—	131,794	729,543	861,337	80,554	2015	40
Topeka, KS	—	1,853,601	12,427,839	(174,083)	1,853,601	12,253,756	14,107,357	1,496,063	2015	40
Lenexa, KS	—	303,175	2,186,864	—	303,175	2,186,864	2,490,039	218,686	2015	40
Tompkinsville, KY	—	70,252	1,132,033	(356,000)	70,252	776,033	846,285	132,267	2015	40
Hazard, KY	—	8,392,841	13,731,648	(16,857)	8,375,591	13,732,041	22,107,632	1,373,200	2015	40
Portland, MA	—	—	3,831,860	3,172	—	3,835,032	3,835,032	431,401	2015	40
Flint, MI	—	120,078	2,561,015	20,490	120,078	2,581,505	2,701,583	258,150	2015	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2019

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Hutchinson, MN	—	67,914	720,799	—	67,914	720,799	788,713	79,588	2015	40
Lowry City, MO	—	103,202	614,065	—	103,202	614,065	717,267	69,082	2015	40
Branson, MO	—	564,066	940,585	175	564,066	940,760	1,504,826	97,995	2015	40
Branson, MO	—	721,135	717,081	940	721,135	718,021	1,439,156	74,786	2015	40
Enfield, NH	—	93,628	1,295,320	52,741	93,628	1,348,061	1,441,689	161,756	2015	40
Marietta, OH	—	319,157	1,225,026	—	319,157	1,225,026	1,544,183	145,414	2015	40
Lorain, OH	—	293,831	1,044,956	—	293,831	1,044,956	1,338,787	121,912	2015	40
Franklin, OH	—	264,153	1,191,777	—	264,153	1,191,777	1,455,930	136,558	2015	40
Elyria, OH	—	82,023	910,404	—	82,023	910,404	992,427	102,420	2015	40
Elyria, OH	—	126,641	695,072	—	126,641	695,072	821,713	78,196	2015	40
Bedford Heights, OH	—	226,920	959,528	21,900	226,920	981,428	1,208,348	106,678	2015	40
Newburgh Heights, OH	—	224,040	959,099	—	224,040	959,099	1,183,139	105,901	2015	40
Warrensville Heights, OH	—	186,209	920,496	4,900	186,209	925,396	1,111,605	103,149	2015	40
Heath, OH	—	325,381	757,994	135	325,381	758,129	1,083,510	78,971	2015	40
Lima, OH	—	335,386	592,154	2,833	335,386	594,987	930,373	59,263	2015	40
Elk City, OK	—	45,212	1,242,220	—	45,212	1,242,220	1,287,432	142,337	2015	40
Salem, OR	—	1,450,000	2,951,167	1,346,640	1,450,000	4,297,807	5,747,807	429,782	2015	40
Westfield, PA	—	47,346	1,117,723	—	47,346	1,117,723	1,165,069	137,286	2015	40
Altoona, PA	—	555,903	9,489,791	1,017	555,903	9,490,808	10,046,711	1,008,383	2015	40
Grindstone, PA	—	288,246	500,379	10,151	288,246	510,530	798,776	50,158	2015	40
Blythewood, SC	—	475,393	878,586	—	475,393	878,586	1,353,979	105,175	2015	40
Columbia, SC	—	249,900	809,935	—	249,900	809,935	1,059,835	96,080	2015	40
Liberty, SC	—	27,929	1,222,856	90	27,929	1,222,946	1,250,875	145,137	2015	40
Blacksburg, SC	—	27,547	1,468,101	—	27,547	1,468,101	1,495,648	171,279	2015	40
Easley, SC	—	51,325	1,187,506	—	51,325	1,187,506	1,238,831	136,069	2015	40
Fountain Inn, SC	—	107,633	1,076,633	—	107,633	1,076,633	1,184,266	123,364	2015	40
Walterboro, SC	—	21,414	1,156,820	—	21,414	1,156,820	1,178,234	132,552	2015	40
Jackson, TN	—	277,000	495,103	2,263	277,000	497,366	774,366	49,548	2015	40
Arlington, TX	—	494,755	710,416	—	494,755	710,416	1,205,171	87,029	2015	40
Sweetwater, TX	—	626,578	652,127	—	626,578	652,127	1,278,705	80,157	2015	40
Brenham, TX	—	355,486	17,280,895	581	355,486	17,281,476	17,636,962	2,016,133	2015	40
Corpus Christi, TX	—	316,916	2,140,056	—	316,916	2,140,056	2,456,972	231,839	2015	40
Harlingen, TX	—	126,102	869,779	—	126,102	869,779	995,881	94,226	2015	40
Midland, TX	—	194,174	5,005,720	2,000	194,174	5,007,720	5,201,894	532,045	2015	40
Rockwall, TX	—	578,225	1,768,930	210	578,225	1,769,140	2,347,365	176,910	2015	40
Bluefield, VA	—	88,431	1,161,840	—	88,431	1,161,840	1,250,271	137,924	2015	40
Princeton, WV	—	111,653	1,029,090	—	111,653	1,029,090	1,140,743	122,142	2015	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2019

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Beckley, WV	—	162,024	991,653	—	162,024	991,653	1,153,677	117,708	2015	40
Martinsburg, WV	—	620,892	943,163	—	620,892	943,163	1,564,055	94,316	2015	40
Grand Chute, WI	—	2,766,417	7,084,942	4,700	2,766,417	7,089,642	9,856,059	841,446	2015	40
New Richmond, WI	—	71,969	648,850	—	71,969	648,850	720,819	72,996	2015	40
Ashland, WI	—	142,287	684,545	(153,000)	142,287	531,545	673,832	69,848	2015	40
Baraboo, WI	—	142,563	653,176	—	142,563	653,176	795,739	72,122	2015	40
Decatur, AL	—	337,738	510,706	—	337,738	510,706	848,444	40,431	2016	40
Greenville, AL	—	203,722	905,780	9,911	203,722	915,691	1,119,413	68,633	2016	40
Bullhead City, AZ	—	177,500	1,364,406	—	177,500	1,364,406	1,541,906	127,900	2016	40
Page, AZ	—	256,982	1,299,283	—	256,982	1,299,283	1,556,265	121,808	2016	40
Safford, AZ	—	349,269	1,196,307	—	349,269	1,196,307	1,545,576	102,061	2016	40
Tucson, AZ	—	3,208,580	4,410,679	—	3,208,580	4,410,679	7,619,259	385,934	2016	40
Bentonville, AR	—	610,926	897,562	170	610,926	897,732	1,508,658	84,190	2016	40
Sunnyvale, CA	—	7,351,903	4,638,432	194	7,351,903	4,638,626	11,990,529	415,384	2016	40
Whittier, CA	—	4,237,918	7,343,869	—	4,237,918	7,343,869	11,581,787	657,888	2016	40
Aurora, CO	—	847,349	834,301	—	847,349	834,301	1,681,650	62,573	2016	40
Aurora, CO	—	1,132,676	5,716,367	70,600	1,132,676	5,786,967	6,919,643	432,541	2016	40
Evergreen, CO	—	1,998,860	3,827,245	—	1,998,860	3,827,245	5,826,105	342,857	2016	40
Lakeland, FL	—	61,000	1,227,037	—	61,000	1,227,037	1,288,037	97,140	2016	40
Mt Dora, FL	—	1,678,671	3,691,615	—	1,678,671	3,691,615	5,370,286	330,707	2016	40
North Miami Beach, FL	—	1,622,742	512,717	11,240	1,622,742	523,957	2,146,699	39,216	2016	40
Orlando, FL	—	903,411	1,627,159	(24,843)	903,411	1,602,316	2,505,727	133,440	2016	40
Port Orange, FL	—	1,493,863	3,114,697	—	1,493,863	3,114,697	4,608,560	279,025	2016	40
Royal Palm Beach, FL	—	2,052,463	956,768	11,151	2,052,463	967,919	3,020,382	82,467	2016	40
Sarasota, FL	—	1,769,175	3,587,992	139,891	1,769,175	3,727,883	5,497,058	326,087	2016	40
Venice, FL	—	281,936	1,291,748	—	281,936	1,291,748	1,573,684	107,560	2016	40
Vero Beach, FL	—	4,469,033	—	—	4,469,033	—	4,469,033	—	2016	—
Dalton, GA	—	211,362	220,927	—	211,362	220,927	432,289	19,311	2016	40
Crystal Lake, IL	—	2,446,521	7,012,819	12,944	2,446,521	7,025,763	9,472,284	541,007	2016	40
Glenwood, IL	—	815,483	970,108	—	815,483	970,108	1,785,591	76,800	2016	40
Morris, IL	—	1,206,749	2,062,495	—	1,206,749	2,062,495	3,269,244	184,765	2016	40
Wheaton, IL	—	447,291	751,458	—	447,291	751,458	1,198,749	68,884	2016	40
Bicknell, IN	—	215,037	2,381,471	—	215,037	2,381,471	2,596,508	198,359	2016	40
Fort Wayne, IN	—	711,430	1,258,357	—	711,430	1,258,357	1,969,787	123,214	2016	40
Indianapolis, IN	—	734,434	970,175	(2,700)	734,434	967,475	1,701,909	90,864	2016	40
Des Moines, IA	—	322,797	1,374,153	—	322,797	1,374,153	1,696,950	123,101	2016	40
Frankfort, KY	—	—	514,277	—	—	514,277	514,277	43,439	2016	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2019

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
DeRidder, LA	—	814,891	2,156,542	480	814,891	2,157,022	2,971,913	188,756	2016	40
Lake Charles, LA	—	1,308,418	4,235,719	5,761	1,308,418	4,241,480	5,549,898	326,828	2016	40
Shreveport, LA	—	891,872	2,058,257	—	891,872	2,058,257	2,950,129	180,107	2016	40
Marshall, MI	—	339,813	—	—	339,813	—	339,813	—	2016	—
Mt Pleasant, MI	—	—	511,282	(254)	—	511,028	511,028	38,328	2016	40
Norton Shores, MI	—	495,605	667,982	33,474	495,605	701,456	1,197,061	52,879	2016	40
Portage, MI	—	262,181	1,102,990	—	262,181	1,102,990	1,365,171	94,214	2016	40
Stephenson, MI	—	223,152	1,044,947	270	223,152	1,045,217	1,268,369	78,389	2016	40
Sterling, MI	—	127,844	905,607	25,464	127,844	931,071	1,058,915	73,513	2016	40
Cambridge, MN	—	536,812	1,334,601	—	536,812	1,334,601	1,871,413	119,558	2016	40
Eagle Bend, MN	—	96,558	1,165,437	—	96,558	1,165,437	1,261,995	94,637	2016	40
Brandon, MS	—	428,464	969,346	—	428,464	969,346	1,397,810	88,857	2016	40
Clinton, MS	—	370,264	1,057,143	—	370,264	1,057,143	1,427,407	96,905	2016	40
Columbus, MS	—	1,103,458	2,128,089	8,216	1,103,458	2,136,305	3,239,763	203,942	2016	40
Holly Springs, MS	—	413,316	952,574	—	413,316	952,574	1,365,890	83,235	2016	40
Jackson, MS	—	242,796	963,188	—	242,796	963,188	1,205,984	88,292	2016	40
Jackson, MS	—	732,944	2,862,813	13,767	732,944	2,876,580	3,609,524	233,904	2016	40
Meridian, MS	—	396,329	1,152,729	—	396,329	1,152,729	1,549,058	105,646	2016	40
Pearl, MS	—	299,839	616,351	7,355	299,839	623,706	923,545	46,726	2016	40
Ridgeland, MS	—	407,041	864,498	—	407,041	864,498	1,271,539	79,246	2016	40
Bowling Green, MO	—	360,201	2,809,170	—	360,201	2,809,170	3,169,371	228,204	2016	40
St Robert, MO	—	394,859	1,305,366	24,333	394,859	1,329,699	1,724,558	99,565	2016	40
Hamilton, MT	—	558,047	1,083,570	442	558,047	1,084,012	1,642,059	83,557	2016	40
Beatty, NV	—	198,928	1,265,084	8,051	198,928	1,273,135	1,472,063	103,330	2016	40
Alamogordo, NM	—	654,965	2,716,166	4,436	654,965	2,720,602	3,375,567	221,019	2016	40
Alamogordo, NM	—	524,763	941,615	7,522	524,763	949,137	1,473,900	73,120	2016	40
Alcalde, NM	—	435,486	836,499	—	435,486	836,499	1,271,985	62,737	2016	40
Cimarron, NM	—	345,693	1,236,437	7,613	345,693	1,244,050	1,589,743	95,853	2016	40
La Luz, NM	—	487,401	835,455	—	487,401	835,455	1,322,856	64,400	2016	40
Fayetteville, NC	—	1,267,529	2,527,462	16,292	1,267,529	2,543,754	3,811,283	195,986	2016	40
Gastonia, NC	—	401,119	979,803	1,631	401,119	981,434	1,382,553	75,652	2016	40
Devils Lake, ND	—	323,508	1,133,773	955	323,508	1,134,728	1,458,236	94,126	2016	40
Cambridge, OH	—	168,717	1,113,232	—	168,717	1,113,232	1,281,949	106,685	2016	40
Columbus, OH	—	1,109,044	1,291,313	—	1,109,044	1,291,313	2,400,357	112,916	2016	40
Grove City, OH	—	334,032	176,274	—	334,032	176,274	510,306	15,407	2016	40
Lorain, OH	—	808,162	1,390,481	10,000	808,162	1,400,481	2,208,643	131,691	2016	40
Reynoldsburg, OH	—	843,336	1,197,966	—	843,336	1,197,966	2,041,302	104,764	2016	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2019

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Springfield, OH	—	982,451	3,957,512	(3,500)	982,451	3,954,012	4,936,463	378,863	2016	40
Ardmore, OK	—	571,993	1,590,151	—	571,993	1,590,151	2,162,144	142,452	2016	40
Dillon, SC	—	85,896	1,697,160	—	85,896	1,697,160	1,783,056	166,180	2016	40
Jasper, TN	—	190,582	966,125	6,888	190,582	973,013	1,163,595	72,950	2016	40
Austin, TX	—	4,986,082	5,179,446	9,988	4,986,082	5,189,434	10,175,516	508,486	2016	40
Carthage, TX	—	597,995	1,965,290	—	597,995	1,965,290	2,563,285	171,970	2016	40
Cedar Park, TX	—	1,386,802	4,656,229	341,226	1,386,802	4,997,455	6,384,257	445,496	2016	40
Granbury, TX	—	944,223	2,362,540	—	944,223	2,362,540	3,306,763	206,730	2016	40
Hemphill, TX	—	250,503	1,955,918	11,886	250,503	1,967,804	2,218,307	159,502	2016	40
Lampasas, TX	—	245,312	1,063,701	16,808	245,312	1,080,509	1,325,821	93,909	2016	40
Lubbock, TX	—	1,501,556	2,341,031	—	1,501,556	2,341,031	3,842,587	204,850	2016	40
Odessa, TX	—	921,043	2,434,384	5,615	921,043	2,439,999	3,361,042	213,310	2016	40
Port Arthur, TX	—	1,889,732	8,121,417	26,655	1,889,732	8,148,072	10,037,804	677,341	2016	40
Farr West, UT	—	679,206	1,040,737	3,062	679,206	1,043,799	1,723,005	90,128	2016	40
Provo, UT	—	1,692,785	5,874,584	43,650	1,692,785	5,918,234	7,611,019	507,537	2016	40
St George, UT	—	313,107	1,009,161	10,080	313,107	1,019,241	1,332,348	96,541	2016	40
Tappahannock, VA	—	1,076,745	14,904	—	1,076,745	14,904	1,091,649	1,274	2016	40
Kirkland, WA	—	816,072	—	12,398	816,072	12,398	828,470	207	2016	40
Manitowoc, WI	—	879,237	4,467,960	—	879,237	4,467,960	5,347,197	372,171	2016	40
Oak Creek, WI	—	487,277	3,082,180	89,675	487,277	3,171,855	3,659,132	302,368	2016	40
Oxford, AL	—	148,407	641,820	—	148,407	641,820	790,227	42,759	2017	40
Oxford, AL	—	255,786	7,273,871	35,875	255,786	7,309,746	7,565,532	485,523	2017	40
Oxford, AL	—	24,875	600,936	—	24,875	600,936	625,811	40,062	2017	40
Jonesboro, AR	—	3,656,554	3,219,456	11,058	3,656,554	3,230,514	6,887,068	179,330	2017	40
Lowell, AR	—	949,519	1,435,056	10,229	949,519	1,445,285	2,394,804	72,200	2017	40
Southington, CT	—	1,088,181	1,287,837	14,134	1,088,181	1,301,971	2,390,152	64,977	2017	40
Millsboro, DE	—	3,501,109	—	1,969	3,503,078	—	3,503,078	—	2017	—
Jacksonville, FL	—	2,298,885	2,894,565	12,286	2,298,885	2,906,851	5,205,736	151,714	2017	40
Orange Park, FL	—	214,858	2,304,095	—	214,858	2,304,095	2,518,953	143,977	2017	40
Port Richey, FL	—	1,140,182	1,649,773	—	1,140,182	1,649,773	2,789,955	103,098	2017	40
Americus, GA	—	1,318,463	—	—	1,318,463	—	1,318,463	—	2017	—
Brunswick, GA	—	1,279,688	2,158,863	205	1,279,688	2,159,068	3,438,756	148,263	2017	40
Brunswick, GA	—	126,335	1,626,530	—	126,335	1,626,530	1,752,865	84,715	2017	40
Buford, GA	—	341,860	1,023,813	—	341,860	1,023,813	1,365,673	63,954	2017	40
Carrollton, GA	—	597,465	886,644	—	597,465	886,644	1,484,109	53,484	2017	40
Decatur, GA	—	558,859	1,429,106	—	558,859	1,429,106	1,987,965	74,433	2017	40
Metter, GA	—	256,743	766,818	—	256,743	766,818	1,023,561	46,284	2017	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2019

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Villa Rica, GA	—	410,936	1,311,444	—	410,936	1,311,444	1,722,380	84,669	2017	40
Chicago, IL	—	2,899,155	9,822,986	—	2,899,155	9,822,986	12,722,141	675,245	2017	40
Chicago, IL	—	2,081,151	5,197,315	—	2,081,151	5,197,315	7,278,466	356,950	2017	40
Galesburg, IL	—	214,280	979,108	—	214,280	979,108	1,193,388	61,173	2017	40
Mundelein, IL	—	1,238,743	—	—	1,238,743	—	1,238,743	—	2017	—
Mundelein, IL	—	1,743,222	—	—	1,743,222	—	1,743,222	—	2017	—
Mundelein, IL	—	1,803,068	—	—	1,803,068	—	1,803,068	—	2017	—
Springfield, IL	—	574,805	1,554,786	2,030	574,805	1,556,816	2,131,621	77,797	2017	40
Woodstock, IL	—	683,419	1,002,207	284	683,419	1,002,491	1,685,910	52,211	2017	40
Frankfort, IN	—	50,458	2,008,275	—	50,458	2,008,275	2,058,733	133,885	2017	40
Kokomo, IN	—	95,196	1,484,778	—	95,196	1,484,778	1,579,974	77,332	2017	40
Nashville, IN	—	484,117	2,458,215	—	484,117	2,458,215	2,942,332	153,400	2017	40
Roeland Park, KS	—	7,829,806	—	(1,247,898)	6,581,908	—	6,581,908	—	2017	—
Georgetown, KY	—	1,996,456	6,315,768	928	1,996,456	6,316,696	8,313,152	401,760	2017	40
Hopkinsville, KY	—	413,269	996,619	—	413,269	996,619	1,409,888	62,261	2017	40
Salyersville, KY	—	289,663	906,455	—	289,663	906,455	1,196,118	58,507	2017	40
Amite, LA	—	601,238	1,695,242	—	601,238	1,695,242	2,296,480	109,434	2017	40
Bossier City, LA	—	797,899	2,925,864	146	797,899	2,926,010	3,723,909	152,393	2017	40
Kenner, LA	—	323,188	859,298	—	323,188	859,298	1,182,486	48,245	2017	40
Mandeville, LA	—	834,891	1,294,812	(795)	834,891	1,294,017	2,128,908	72,763	2017	40
New Orleans, LA	—	—	6,846,313	—	—	6,846,313	6,846,313	427,850	2017	40
Baltimore, MD	—	782,819	745,092	—	782,819	745,092	1,527,911	40,259	2017	40
Canton, MI	—	3,655,296	—	13,912,109	7,345,761	10,221,644	17,567,405	475,714	2017	40
Grand Rapids, MI	—	7,015,035	—	2,635,983	1,750,000	7,901,018	9,651,018	296,288	2017	40
Bloomington, MN	—	1,491,302	—	619	1,491,921	—	1,491,921	—	2017	—
Monticello, MN	—	449,025	979,816	9,368	449,025	989,184	1,438,209	71,704	2017	40
Mountain Iron, MN	—	177,918	1,139,849	—	177,918	1,139,849	1,317,767	71,222	2017	40
Gulfport, MS	—	671,824	1,176,505	—	671,824	1,176,505	1,848,329	75,964	2017	40
Jackson, MS	—	802,230	1,434,997	—	802,230	1,434,997	2,237,227	92,653	2017	40
McComb, MS	—	67,026	685,426	—	67,026	685,426	752,452	42,792	2017	40
Kansas City, MO	—	1,390,880	1,588,573	—	1,390,880	1,588,573	2,979,453	111,968	2017	40
Springfield, MO	—	616,344	2,448,360	13,285	616,344	2,461,645	3,077,989	122,999	2017	40
St. Charles, MO	—	736,242	2,122,426	176,600	736,242	2,299,026	3,035,268	153,531	2017	40
St. Peters, MO	—	1,364,670	—	—	1,364,670	—	1,364,670	—	2017	40
Boulder City, NV	—	566,639	993,399	—	566,639	993,399	1,560,038	62,011	2017	40
Egg Harbor, NJ	—	520,510	1,087,374	—	520,510	1,087,374	1,607,884	74,732	2017	40
Secaucus, NJ	—	19,915,781	17,306,541	55,649	19,915,781	17,362,190	37,277,971	867,746	2017	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2019

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Sewell, NJ	—	1,809,771	6,892,134	—	1,809,771	6,892,134	8,701,905	430,751	2017	40
Santa Fe, NM	—	1,072,340	4,013,237	—	1,072,340	4,013,237	5,085,577	300,983	2017	40
Statesville, NC	—	287,467	867,849	—	287,467	867,849	1,155,316	61,468	2017	40
Jacksonville, NC	—	308,321	875,652	31,340	308,321	906,992	1,215,313	56,562	2017	40
Minot, ND	—	928,796	1,619,726	—	928,796	1,619,726	2,548,522	104,543	2017	40
Grandview Heights, OH	—	1,276,870	8,557,690	650	1,276,870	8,558,340	9,835,210	552,557	2017	40
Hillard, OH	—	1,001,228	—	—	1,001,228	—	1,001,228	—	2017	—
Edmond, OK	—	1,063,243	3,816,155	—	1,063,243	3,816,155	4,879,398	206,708	2017	40
Oklahoma City, OK	—	868,648	1,820,174	7,835	868,648	1,828,009	2,696,657	106,480	2017	40
Erie, PA	—	425,267	1,284,883	—	425,267	1,284,883	1,710,150	74,818	2017	40
Pittsburgh, PA	—	692,454	2,509,358	—	692,454	2,509,358	3,201,812	156,658	2017	40
Gaffney, SC	—	200,845	878,455	—	200,845	878,455	1,079,300	54,877	2017	40
Sumter, SC	—	132,204	1,095,478	—	132,204	1,095,478	1,227,682	70,721	2017	40
Chattanooga, TN	—	2,089,237	3,595,808	195	2,089,237	3,596,003	5,685,240	187,289	2017	40
Etowah, TN	—	74,057	862,436	16,053	74,057	878,489	952,546	60,052	2017	40
Memphis, TN	—	1,661,764	3,874,356	(250)	1,661,764	3,874,106	5,535,870	274,367	2017	40
Alamo, TX	—	104,878	821,355	13,274	104,878	834,629	939,507	41,649	2017	40
Andrews, TX	—	172,373	817,252	(292)	172,373	816,960	989,333	56,171	2017	40
Arlington, TX	—	497,852	1,601,007	1,783	497,852	1,602,790	2,100,642	103,436	2017	40
Canyon Lake, TX	—	382,522	1,026,179	(281)	382,522	1,025,898	1,408,420	51,297	2017	40
Corpus Christi, TX	—	185,375	1,413,298	—	185,375	1,413,298	1,598,673	91,125	2017	40
Fort Stockton, TX	—	185,474	1,186,339	—	185,474	1,186,339	1,371,813	76,586	2017	—
Fort Worth, TX	—	1,016,587	4,622,507	—	1,016,587	4,622,507	5,639,094	259,945	2017	40
Lufkin, TX	—	1,497,171	4,948,906	3,078	1,497,171	4,951,984	6,449,155	340,486	2017	40
Heber, UT	—	367,013	1,204,635	—	367,013	1,204,635	1,571,648	84,465	2017	40
Newport News, VA	—	2,458,053	5,390,475	697,667	2,458,053	6,088,142	8,546,195	391,916	2017	40
Appleton, WI	—	417,249	1,525,582	275	417,249	1,525,857	1,943,106	95,226	2017	40
Onalaska, WI	—	821,084	2,651,772	—	821,084	2,651,772	3,472,856	171,201	2017	40
Athens, AL	—	253,858	1,204,570	—	253,858	1,204,570	1,458,428	30,114	2018	40
Birmingham, AL	—	1,635,912	2,739,834	—	1,635,912	2,739,834	4,375,746	119,841	2018	40
Boaz, AL	—	379,197	898,689	—	379,197	898,689	1,277,886	39,234	2018	40
Roanoke, AL	—	110,924	938,451	—	110,924	938,451	1,049,375	29,327	2018	40
Selma, AL	—	206,831	1,790,939	(24,494)	206,831	1,766,445	1,973,276	44,774	2018	40
Maricopa, AZ	—	2,166,955	9,505,724	5,700	2,166,955	9,511,424	11,678,379	257,539	2018	40
Parker, AZ	—	322,510	1,159,624	—	322,510	1,159,624	1,482,134	45,902	2018	40
St. Michaels, AZ	—	127,874	1,043,962	(1,440)	127,874	1,042,522	1,170,396	32,576	2018	40
Little Rock, AR	—	390,921	856,987	—	390,921	856,987	1,247,908	21,425	2018	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2019

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Grand Junction, CO	—	835,792	1,915,976	—	835,792	1,915,976	2,751,768	47,899	2018	40
Brookfield, CT	—	343,489	835,106	—	343,489	835,106	1,178,595	20,878	2018	40
Manchester, CT	—	316,847	558,659	—	316,847	558,659	875,506	13,966	2018	40
Waterbury, CT	—	663,667	607,457	—	663,667	607,457	1,271,124	15,186	2018	40
Apopka, FL	—	587,585	2,363,721	72,787	587,585	2,436,508	3,024,093	60,458	2018	40
Cape Coral, FL	—	554,721	1,009,404	—	554,721	1,009,404	1,564,125	25,235	2018	40
Crystal River, FL	—	369,723	1,015,324	—	369,723	1,015,324	1,385,047	48,640	2018	40
DeFuniak Springs, FL	—	226,898	835,016	7,130	226,898	842,146	1,069,044	24,488	2018	40
Eustis, FL	—	649,394	1,580,694	—	649,394	1,580,694	2,230,088	39,517	2018	40
Hollywood, FL	—	895,783	947,204	—	895,783	947,204	1,842,987	23,680	2018	40
Homestead, FL	—	650,821	948,265	—	650,821	948,265	1,599,086	23,707	2018	40
Jacksonville, FL	—	827,799	1,554,516	—	827,799	1,554,516	2,382,315	38,863	2018	40
Marianna, FL	—	257,760	886,801	—	257,760	886,801	1,144,561	22,170	2018	40
Melbourne, FL	—	497,607	1,549,974	—	497,607	1,549,974	2,047,581	38,749	2018	40
Merritt Island, FL	—	598,790	988,114	—	598,790	988,114	1,586,904	30,879	2018	40
St. Petersburg, FL	—	958,547	902,502	—	958,547	902,502	1,861,049	31,907	2018	40
Tampa, FL	—	488,002	1,209,902	—	488,002	1,209,902	1,697,904	42,851	2018	40
Tampa, FL	—	703,273	1,283,951	—	703,273	1,283,951	1,987,224	32,099	2018	40
Titusville, FL	—	137,421	1,017,394	12,059	137,421	1,029,453	1,166,874	25,661	2018	40
Winter Haven, FL	—	832,247	1,433,449	—	832,247	1,433,449	2,265,696	35,836	2018	40
Albany, GA	—	448,253	1,462,641	6,023	448,253	1,468,664	1,916,917	36,675	2018	40
Austell, GA	—	1,162,782	7,462,351	—	1,162,782	7,462,351	8,625,133	310,931	2018	40
Conyers, GA	—	330,549	941,133	—	330,549	941,133	1,271,682	23,528	2018	40
Covington, GA	—	744,321	1,235,171	(43,000)	744,321	1,192,171	1,936,492	33,453	2018	40
Doraville, GA	—	1,991,031	291,663	—	1,991,031	291,663	2,282,694	12,699	2018	40
Douglasville, GA	—	519,420	1,492,529	—	519,420	1,492,529	2,011,949	37,313	2018	40
Lilburn, GA	—	304,597	1,206,785	—	304,597	1,206,785	1,511,382	30,170	2018	40
Marietta, GA	—	1,257,433	1,563,755	—	1,257,433	1,563,755	2,821,188	71,607	2018	40
Marietta, GA	—	447,582	832,782	—	447,582	832,782	1,280,364	20,820	2018	40
Pooler, GA	—	989,819	1,220,271	734	989,819	1,221,005	2,210,824	45,769	2018	40
Riverdale, GA	—	474,072	879,835	—	474,072	879,835	1,353,907	21,996	2018	40
Savannah, GA	—	944,815	2,997,426	13,721	944,815	3,011,147	3,955,962	75,193	2018	40
Statesboro, GA	—	681,381	1,592,291	1,786	681,381	1,594,077	2,275,458	49,793	2018	40
Union City, GA	—	97,528	1,036,165	—	97,528	1,036,165	1,133,693	25,904	2018	40
Nampa, ID	—	496,676	5,163,257	37,265	496,676	5,200,522	5,697,198	183,473	2018	40
Aurora, IL	—	174,456	862,599	—	174,456	862,599	1,037,055	21,565	2018	40
Aurora, IL	—	623,568	1,437,665	(58,618)	623,568	1,379,047	2,002,615	51,114	2018	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2019

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Bloomington, IL	—	1,408,067	986,931	678	1,408,067	987,609	2,395,676	41,131	2018	40
Carlinville, IL	—	208,519	1,113,537	—	208,519	1,113,537	1,322,056	44,078	2018	40
Centralia, IL	—	277,527	351,547	—	277,527	351,547	629,074	8,789	2018	40
Chicago, IL	—	1,569,578	632,848	—	1,569,578	632,848	2,202,426	30,296	2018	40
Flora, IL	—	232,155	1,121,688	4,087	232,155	1,125,775	1,357,930	30,456	2018	40
Gurnee, IL	—	1,341,679	951,320	—	1,341,679	951,320	2,292,999	41,604	2018	40
Lake Zurich, IL	—	290,272	857,467	—	290,272	857,467	1,147,739	23,223	2018	40
Macomb, IL	—	85,753	661,375	—	85,753	661,375	747,128	16,534	2018	40
Morris, IL	—	331,622	1,842,994	3,880	331,622	1,846,874	2,178,496	57,666	2018	40
Newton, IL	—	510,192	1,069,075	2,500	510,192	1,071,575	1,581,767	35,683	2018	40
Northlake, IL	—	353,337	564,677	—	353,337	564,677	918,014	14,117	2018	40
Rockford, IL	—	270,180	708,041	—	270,180	708,041	978,221	33,919	2018	40
Greenwood, IN	—	1,586,786	1,232,818	—	1,586,786	1,232,818	2,819,604	48,799	2018	40
Hammond, IN	—	230,142	—	—	230,142	—	230,142	—	2018	—
Indianapolis, IN	—	132,291	311,647	—	132,291	311,647	443,938	7,791	2018	40
Mishawaka, IN	—	1,263,680	4,106,900	—	1,263,680	4,106,900	5,370,580	128,341	2018	40
South Bend, IN	—	420,571	2,772,376	—	420,571	2,772,376	3,192,947	132,796	2018	40
Warsaw, IN	—	583,174	1,118,270	—	583,174	1,118,270	1,701,444	53,565	2018	40
Ackley, IA	—	202,968	896,444	—	202,968	896,444	1,099,412	41,004	2018	40
Ottumwa, IA	—	227,562	5,794,123	—	227,562	5,794,123	6,021,685	277,613	2018	40
Riceville, IA	—	154,294	742,421	—	154,294	742,421	896,715	33,922	2018	40
Riverside, IA	—	579,935	1,594,085	—	579,935	1,594,085	2,174,020	59,778	2018	40
Urbandale, IA	—	68,172	2,938,611	—	68,172	2,938,611	3,006,783	141,778	2018	40
Overland Park, KS	—	1,053,287	6,141,649	219	1,053,287	6,141,868	7,195,155	191,929	2018	40
Ekron, KY	—	95,655	802,880	—	95,655	802,880	898,535	30,108	2018	40
Florence, KY	—	601,820	1,054,572	—	601,820	1,054,572	1,656,392	26,364	2018	40
Chalmette, LA	—	290,396	1,297,684	—	290,396	1,297,684	1,588,080	32,442	2018	40
Donaldsonville, LA	—	542,118	2,418,183	5,647	542,118	2,423,830	2,965,948	85,738	2018	40
Franklinton, LA	—	193,192	925,598	—	193,192	925,598	1,118,790	28,925	2018	40
Franklinton, LA	—	242,651	2,462,533	—	242,651	2,462,533	2,705,184	87,215	2018	40
Franklinton, LA	—	396,560	1,122,737	—	396,560	1,122,737	1,519,297	35,086	2018	40
Franklinton, LA	—	163,258	747,944	—	163,258	747,944	911,202	23,373	2018	40
Harvey, LA	—	728,822	1,468,688	—	728,822	1,468,688	2,197,510	64,184	2018	40
Jena, LA	—	772,878	2,392,129	—	772,878	2,392,129	3,165,007	84,721	2018	40
Jennings, LA	—	128,158	2,329,137	22,350	128,158	2,351,487	2,479,645	82,490	2018	40
New Orleans, LA	—	293,726	—	—	293,726	—	293,726	—	2018	—
Pine Grove, LA	—	238,223	758,573	—	238,223	758,573	996,796	23,705	2018	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2019

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Rayville, LA	—	310,034	2,365,203	—	310,034	2,365,203	2,675,237	83,768	2018	40
Roseland, LA	—	307,331	872,252	—	307,331	872,252	1,179,583	27,258	2018	40
Talisheek, LA	—	150,802	1,031,214	41,717	150,802	1,072,931	1,223,733	33,008	2018	40
Baltimore, MD	—	699,157	651,927	—	699,157	651,927	1,351,084	16,298	2018	40
Salisbury, MD	—	305,215	1,193,870	—	305,215	1,193,870	1,499,085	29,847	2018	40
Springfield, MA	—	153,428	826,741	—	153,428	826,741	980,169	20,669	2018	40
Ann Arbor, MI	—	735,859	2,489,707	—	735,859	2,489,707	3,225,566	119,252	2018	40
Belleville, MI	—	598,203	3,970,176	—	598,203	3,970,176	4,568,379	190,145	2018	40
Grand Blanc, MI	—	1,589,886	3,738,477	—	1,589,886	3,738,477	5,328,363	179,057	2018	40
Jackson, MI	—	1,451,971	2,548,436	—	1,451,971	2,548,436	4,000,407	122,054	2018	40
Kentwood, MI	—	939,481	3,438,259	—	939,481	3,438,259	4,377,740	164,686	2018	40
Lake Orion, MI	—	1,172,982	2,349,762	—	1,172,982	2,349,762	3,522,744	112,541	2018	40
Onaway, MI	—	17,557	935,308	—	17,557	935,308	952,865	37,023	2018	40
Champlin, MN	—	307,271	1,602,196	18,429	307,271	1,620,625	1,927,896	40,400	2018	40
North Branch, MN	—	533,175	—	205	533,380	—	533,380	—	2018	—
Richfield, MN	—	2,141,431	613,552	—	2,141,431	613,552	2,754,983	15,339	2018	40
Bay St. Louis, MS	—	547,498	2,080,989	—	547,498	2,080,989	2,628,487	73,702	2018	40
Corinth, MS	—	504,885	4,540,022	—	504,885	4,540,022	5,044,907	217,538	2018	40
Forest, MS	—	189,817	1,340,848	—	189,817	1,340,848	1,530,665	47,488	2018	40
Southaven, MS	—	150,931	826,123	—	150,931	826,123	977,054	20,653	2018	40
Waynesboro, MS	—	243,835	1,205,383	—	243,835	1,205,383	1,449,218	42,691	2018	40
Blue Springs, MO	—	431,698	1,704,870	—	431,698	1,704,870	2,136,568	63,930	2018	40
Florissant, MO	—	733,592	1,961,094	(14,149)	733,592	1,946,945	2,680,537	48,762	2018	40
Joplin, MO	—	789,880	384,638	—	789,880	384,638	1,174,518	18,420	2018	40
Liberty, MO	—	308,470	2,750,231	—	308,470	2,750,231	3,058,701	120,214	2018	40
Neosho, MO	—	687,812	1,115,054	—	687,812	1,115,054	1,802,866	41,815	2018	40
Springfield, MO	—	1,311,497	5,462,972	—	1,311,497	5,462,972	6,774,469	273,123	2018	40
St. Peters, MO	—	1,205,257	1,760,658	—	1,205,257	1,760,658	2,965,915	44,016	2018	40
Webb City, MO	—	1,324,146	1,501,744	—	1,324,146	1,501,744	2,825,890	71,948	2018	40
Nashua, NH	—	3,635,953	2,720,644	4,240	3,635,953	2,724,884	6,360,837	130,372	2018	40
Forked River, NJ	—	4,227,966	3,991,690	—	4,227,966	3,991,690	8,219,656	36,612	2018	40
Forked River, NJ	—	3,505,805	(2,766,838)	1,494	3,505,805	(2,765,344)	740,461	12,427	2018	40
Forked River, NJ	—	1,128,858	1,396,960	—	1,128,858	1,396,960	2,525,818	40,745	2018	40
Forked River, NJ	—	1,682,284	3,527,964	(255,364)	1,682,284	3,272,600	4,954,884	86,372	2018	40
Forked River, NJ	—	682,822	—	—	682,822	—	682,822	—	2018	—
Woodland Park, NJ	—	7,761,801	3,958,902	—	7,761,801	3,958,902	11,720,703	140,199	2018	40
Bernalillo, NM	—	899,770	2,037,465	(78,875)	820,895	2,037,465	2,858,360	98,910	2018	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2019

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Farmington, NM	—	4,428,998	—	—	4,428,998	—	4,428,998	—	2018	—
Canandaigue, NY	—	154,996	1,352,174	—	154,996	1,352,174	1,507,170	45,053	2018	40
Catskill, NY	—	80,524	1,097,609	—	80,524	1,097,609	1,178,133	36,567	2018	40
Clifton Park, NY	—	925,613	1,858,613	7,421	925,613	1,866,034	2,791,647	46,604	2018	40
Elmira, NY	—	43,388	947,627	—	43,388	947,627	991,015	23,691	2018	40
Geneseo, NY	—	264,795	1,328,115	—	264,795	1,328,115	1,592,910	44,270	2018	40
Greece, NY	—	182,916	1,254,678	—	182,916	1,254,678	1,437,594	41,803	2018	40
Hamburg, NY	—	520,599	2,039,602	—	520,599	2,039,602	2,560,201	50,990	2018	40
Latham, NY	—	373,318	764,382	—	373,318	764,382	1,137,700	19,110	2018	40
N. Syracuse, NY	—	165,417	452,510	—	165,417	452,510	617,927	11,313	2018	40
Niagara Falls, NY	—	392,301	1,022,745	—	392,301	1,022,745	1,415,046	25,569	2018	40
Rochester, NY	—	100,136	895,792	—	100,136	895,792	995,928	29,860	2018	40
Rochester, NY	—	575,463	772,555	—	575,463	772,555	1,348,018	19,314	2018	40
Rochester, NY	—	375,721	881,257	—	375,721	881,257	1,256,978	22,031	2018	40
Schenectady, NY	—	74,387	1,279,967	8,383	74,387	1,288,350	1,362,737	42,803	2018	40
Schenectady, NY	—	453,006	726,404	—	453,006	726,404	1,179,410	18,160	2018	40
Syracuse, NY	—	339,207	918,302	—	339,207	918,302	1,257,509	22,958	2018	40
Syracuse, NY	—	607,053	259,331	—	607,053	259,331	866,384	6,483	2018	40
Tonawanda, NY	—	94,443	727,373	—	94,443	727,373	821,816	24,226	2018	40
Tonawanda, NY	—	131,021	576,915	—	131,021	576,915	707,936	14,423	2018	40
W. Seneca, NY	—	98,194	737,592	—	98,194	737,592	835,786	18,440	2018	40
Williamsville, NY	—	705,842	488,800	—	705,842	488,800	1,194,642	12,220	2018	40
Charlotte, NC	—	287,732	518,005	—	287,732	518,005	805,737	12,950	2018	40
Concord, NC	—	526,102	1,955,989	8,699	526,102	1,964,688	2,490,790	53,138	2018	40
Durham, NC	—	1,787,380	848,986	—	1,787,380	848,986	2,636,366	21,225	2018	40
Fayetteville, NC	—	108,898	1,769,274	—	108,898	1,769,274	1,878,172	44,232	2018	40
Greensboro, NC	—	402,957	1,351,015	—	402,957	1,351,015	1,753,972	33,775	2018	40
Greenville, NC	—	541,233	1,403,441	—	541,233	1,403,441	1,944,674	35,086	2018	40
High Point, NC	—	252,336	1,024,696	—	252,336	1,024,696	1,277,032	25,617	2018	40
Kernersville, NC	—	270,581	966,807	—	270,581	966,807	1,237,388	24,170	2018	40
Pineville, NC	—	1,390,592	6,390,201	—	1,390,592	6,390,201	7,780,793	212,984	2018	40
Rockingham, NC	—	245,976	955,579	—	245,976	955,579	1,201,555	35,834	2018	40
Salisbury, NC	—	572,085	700,288	—	572,085	700,288	1,272,373	17,507	2018	40
Zebulon, NC	—	160,107	1,077	36	160,107	1,113	161,220	38	2018	40
Akron, OH	—	445,299	—	—	445,299	—	445,299	—	2018	—
Bellevue, OH	—	272,308	1,127,365	—	272,308	1,127,365	1,399,673	44,625	2018	40
Canton, OH	—	981,941	1,076,113	—	981,941	1,076,113	2,058,054	26,903	2018	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2019

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Columbus, OH	—	542,161	1,088,316	—	542,161	1,088,316	1,630,477	27,208	2018	40
Fairview Park, OH	—	338,732	400,013	—	338,732	400,013	738,745	10,000	2018	40
Franklin, OH	—	5,405,718	—	—	5,405,718	—	5,405,718	—	2018	—
Middletown, OH	—	311,389	1,451,469	—	311,389	1,451,469	1,762,858	57,437	2018	40
Niles, OH	—	334,783	798,136	—	334,783	798,136	1,132,919	19,953	2018	40
North Olmsted, OH	—	544,903	810,840	—	544,903	810,840	1,355,743	35,436	2018	40
North Ridgeville, OH	—	521,909	1,475,305	(37,428)	521,909	1,437,877	1,959,786	63,735	2018	40
Warren, OH	—	208,710	601,092	—	208,710	601,092	809,802	15,027	2018	40
Warrensville Heights, OH	—	735,534	—	627	736,161	—	736,161	—	2018	—
Youngstown, OH	—	323,983	989,430	—	323,983	989,430	1,313,413	24,736	2018	40
Broken Arrow, OK	—	919,176	1,276,754	1,778	919,176	1,278,532	2,197,708	47,900	2018	40
Chickasha, OK	—	230,000	2,881,525	—	230,000	2,881,525	3,111,525	96,051	2018	40
Coweta, OK	—	282,468	803,762	—	282,468	803,762	1,086,230	30,141	2018	40
Midwest City, OK	—	755,192	5,687,280	(21,199)	755,192	5,666,081	6,421,273	177,728	2018	40
Oklahoma City, OK	—	1,104,085	1,874,359	507	1,104,085	1,874,866	2,978,951	50,773	2018	40
Shawnee, OK	—	409,190	957,557	—	409,190	957,557	1,366,747	23,939	2018	40
Wright City, OK	—	38,302	1,010,645	(1,300)	38,302	1,009,345	1,047,647	31,539	2018	40
Hillsboro, OR	—	4,632,369	7,656,179	—	4,632,369	7,656,179	12,288,548	319,007	2018	40
Carlisle, PA	—	340,349	643,498	—	340,349	643,498	983,847	16,087	2018	40
Erie, PA	—	58,279	833,933	—	58,279	833,933	892,212	20,848	2018	40
Johnstown, PA	—	1,030,667	—	8,829	1,030,667	8,829	1,039,496	166	2018	40
King of Prussia, PA	—	5,097,320	—	1,202	5,098,522	—	5,098,522	—	2018	—
Philadelphia, PA	—	155,212	218,083	—	155,212	218,083	373,295	5,452	2018	40
Philadelphia, PA	—	127,690	122,516	—	127,690	122,516	250,206	3,063	2018	40
Pittsburgh, PA	—	927,083	5,126,243	—	927,083	5,126,243	6,053,326	149,515	2018	40
Pittsburgh, PA	—	1,397,965	—	3,850	1,401,815	—	1,401,815	—	2018	—
Upper Darby, PA	—	861,339	85,966	—	861,339	85,966	947,305	2,149	2018	40
Wysox, PA	—	1,668,272	1,699,343	—	1,668,272	1,699,343	3,367,615	53,104	2018	40
Richmond, RI	—	1,293,932	7,477,281	254,992	1,293,932	7,732,273	9,026,205	322,553	2018	40
Warwick, RI	—	687,454	2,108,256	—	687,454	2,108,256	2,795,710	52,706	2018	40
Greenville, SC	—	628,081	1,451,481	—	628,081	1,451,481	2,079,562	36,287	2018	40
Lake City, SC	—	57,911	932,874	869	57,911	933,743	991,654	25,282	2018	40
Manning, SC	—	245,546	989,236	146	245,546	989,382	1,234,928	32,961	2018	40
Mt. Pleasant, SC	—	555,387	1,042,804	—	555,387	1,042,804	1,598,191	26,070	2018	40
Myrtle Beach, SC	—	254,334	149,107	—	254,334	149,107	403,441	3,728	2018	40
Spartanburg, SC	—	709,338	1,618,382	—	709,338	1,618,382	2,327,720	40,460	2018	40
Sumter, SC	—	521,299	809,466	—	521,299	809,466	1,330,765	20,237	2018	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2019

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Walterboro, SC	—	207,130	827,775	—	207,130	827,775	1,034,905	31,039	2018	40
Chattanooga, TN	—	1,179,566	1,236,591	—	1,179,566	1,236,591	2,416,157	30,915	2018	40
Johnson City, TN	—	181,117	1,232,151	—	181,117	1,232,151	1,413,268	30,804	2018	40
Beaumont, TX	—	936,389	2,725,502	21,662	936,389	2,747,164	3,683,553	68,544	2018	40
Donna, TX	—	962,302	1,620,925	—	962,302	1,620,925	2,583,227	53,997	2018	40
Fairfield, TX	—	125,098	970,816	—	125,098	970,816	1,095,914	28,315	2018	40
Groves, TX	—	596,586	2,250,794	—	596,586	2,250,794	2,847,380	56,270	2018	40
Humble, TX	—	173,885	867,347	—	173,885	867,347	1,041,232	21,684	2018	40
Jacksboro, TX	—	119,147	1,036,482	—	119,147	1,036,482	1,155,629	30,231	2018	40
Kemah, TX	—	2,324,774	2,835,597	(45,000)	2,324,774	2,790,597	5,115,371	88,612	2018	40
Lamesa, TX	—	66,019	1,493,146	—	66,019	1,493,146	1,559,165	62,209	2018	40
Live Oak, TX	—	371,174	1,880,746	—	371,174	1,880,746	2,251,920	70,526	2018	40
Lufkin, TX	—	382,643	1,054,911	—	382,643	1,054,911	1,437,554	26,373	2018	40
Plano, TX	—	452,721	822,683	—	452,721	822,683	1,275,404	20,567	2018	40
Port Arthur, TX	—	512,094	721,936	—	512,094	721,936	1,234,030	18,048	2018	40
Porter, TX	—	524,532	1,683,767	566	524,532	1,684,333	2,208,865	52,627	2018	40
Tomball, TX	—	1,336,029	1,849,554	—	1,336,029	1,849,554	3,185,583	69,354	2018	40
Universal City, TX	—	380,788	1,496,318	—	380,788	1,496,318	1,877,106	37,408	2018	40
Waxahachie, TX	—	388,138	792,125	—	388,138	792,125	1,180,263	19,803	2018	40
Willis, TX	—	406,466	925,047	7,287	406,466	932,334	1,338,800	29,040	2018	40
Logan, UT	—	914,515	2,774,985	—	914,515	2,774,985	3,689,500	92,499	2018	40
Christiansburg, VA	—	520,538	661,780	—	520,538	661,780	1,182,318	16,545	2018	40
Fredericksburg, VA	—	452,911	1,076,589	—	452,911	1,076,589	1,529,500	26,915	2018	40
Glen Allen, VA	—	1,112,948	837,542	—	1,112,948	837,542	1,950,490	36,546	2018	40
Hampton, VA	—	353,242	514,898	—	353,242	514,898	868,140	12,872	2018	40
Louisa, VA	—	538,246	2,179,541	—	538,246	2,179,541	2,717,787	68,574	2018	40
Manassas, VA	—	1,454,278	—	—	1,454,278	—	1,454,278	—	2018	—
Virginia Beach, VA	—	2,142,002	1,154,585	—	2,142,002	1,154,585	3,296,587	28,865	2018	40
Virginia Beach, VA	—	271,176	3,308,434	—	271,176	3,308,434	3,579,610	82,711	2018	40
Everett, WA	—	414,899	811,710	—	414,899	811,710	1,226,609	20,293	2018	40
Bluefield, WV	—	287,740	947,287	—	287,740	947,287	1,235,027	45,390	2018	40
Green Bay, WI	—	817,143	1,383,440	—	817,143	1,383,440	2,200,583	34,586	2018	40
La Crosse, WI	—	175,551	1,145,438	—	175,551	1,145,438	1,320,989	28,636	2018	40
Madison, WI	—	2,475,815	4,249,537	(30,000)	2,475,815	4,219,537	6,695,352	131,797	2018	40
Mt. Pleasant, WI	—	208,806	1,173,275	—	208,806	1,173,275	1,382,081	29,332	2018	40
Schofield, WI	—	533,503	1,071,930	—	533,503	1,071,930	1,605,433	26,798	2018	40
Sheboygan, WI	—	331,692	929,092	—	331,692	929,092	1,260,784	23,227	2018	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2019

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Athens, AL	—	338,789	1,119,459	—	338,789	1,119,459	1,458,248	11,661	2019	40
Attala, AL	—	289,473	928,717	—	289,473	928,717	1,218,190	9,674	2019	40
Birmingham, AL	—	1,400,530	859,880	—	1,400,530	859,880	2,260,410	3,583	2019	40
Blountsville, AL	—	262,412	816,070	—	262,412	816,070	1,078,482	8,501	2019	40
Coffeeville, AL	—	129,263	864,122	—	129,263	864,122	993,385	9,001	2019	40
Phenix, AL	—	292,234	1,280,705	—	292,234	1,280,705	1,572,939	26,681	2019	40
Silas, AL	—	383,742	1,351,195	—	383,742	1,351,195	1,734,937	14,065	2019	40
Tuba City, AZ	—	138,006	1,253,376	—	138,006	1,253,376	1,391,382	7,749	2019	40
Searcy, AR	—	851,561	5,582,069	—	851,561	5,582,069	6,433,630	115,813	2019	40
Sheridan, AR	—	124,667	1,070,754	—	124,667	1,070,754	1,195,421	11,020	2019	40
Trumann, AR	—	170,957	1,064,039	—	170,957	1,064,039	1,234,996	10,950	2019	40
Visalia, CA	—	2,552,353	6,994,518	—	2,552,353	6,994,518	9,546,871	102,003	2019	40
Lakewood, CO	—	3,021,260	6,125,185	—	3,021,260	6,125,185	9,146,445	—	2019	40
Rifle, CO	—	4,427,019	1,599,591	—	4,427,019	1,599,591	6,026,610	23,219	2019	40
Danbury, CT	—	1,095,933	—	—	1,095,933	—	1,095,933	—	2019	—
Greenwich, CT	—	16,350,193	3,076,568	—	16,350,193	3,076,568	19,426,761	30,593	2019	40
Orange, CT	—	6,881,022	10,519,218	—	6,881,022	10,519,218	17,400,240	65,223	2019	40
Torrington, CT	—	195,171	1,541,214	—	195,171	1,541,214	1,736,385	3,211	2019	40
Bear, DE	—	743,604	—	—	743,604	—	743,604	—	2019	—
Wilmington, DE	—	2,501,623	2,784,576	—	2,501,623	2,784,576	5,286,199	52,046	2019	40
Apopka, FL	—	646,629	1,215,458	—	646,629	1,215,458	1,862,087	30,386	2019	40
Clearwater, FL	—	497,216	1,027,192	—	497,216	1,027,192	1,524,408	19,093	2019	40
Cocoa, FL	—	2,174,730	—	—	2,174,730	—	2,174,730	—	2019	—
Lake Placid, FL	—	255,339	1,059,913	—	255,339	1,059,913	1,315,252	4,416	2019	40
Merritt Island, FL	—	746,846	1,805,756	—	746,846	1,805,756	2,552,602	15,048	2019	40
Orlando, FL	—	751,265	2,089,523	—	751,265	2,089,523	2,840,788	37,764	2019	40
Poinciana, FL	—	608,450	1,073,714	—	608,450	1,073,714	1,682,164	4,474	2019	40
Sanford, FL	—	2,791,684	4,763,063	—	2,791,684	4,763,063	7,554,747	39,685	2019	40
Tavares, FL	—	736,113	1,849,694	—	736,113	1,849,694	2,585,807	34,687	2019	40
Wauchula, FL	—	333,236	1,156,806	—	333,236	1,156,806	1,490,042	28,920	2019	40
West Palm Beach, FL	—	2,484,935	2,344,077	—	2,484,935	2,344,077	4,829,012	19,462	2019	40
Brunswick, GA	—	186,767	1,615,510	—	186,767	1,615,510	1,802,277	30,106	2019	40
Columbus, GA	—	336,125	2,497,365	—	336,125	2,497,365	2,833,490	10,406	2019	40
Conyers, GA	—	714,666	2,137,506	—	714,666	2,137,506	2,852,172	26,604	2019	40
Dacula, GA	—	1,280,484	1,716,312	—	1,280,484	1,716,312	2,996,796	35,697	2019	40
Marietta, GA	—	390,416	1,441,936	—	390,416	1,441,936	1,832,352	26,859	2019	40
Tucker, GA	—	374,268	1,652,522	—	374,268	1,652,522	2,026,790	34,368	2019	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2019

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Chubbuck, ID	—	1,067,983	5,880,828	—	1,067,983	5,880,828	6,948,811	134,767	2019	40
Chubbuck, ID	—	185,310	—	—	185,310	—	185,310	—	2019	—
Chubbuck, ID	—	873,334	1,653,886	—	873,334	1,653,886	2,527,220	37,902	2019	40
Edwardsville, IL	—	449,741	1,202,041	—	449,741	1,202,041	1,651,782	22,410	2019	40
Elk Grove Village, IL	—	394,567	1,395,659	—	394,567	1,395,659	1,790,226	11,625	2019	40
Evergreen Park, IL	—	5,687,045	18,880,969	—	5,687,045	18,880,969	24,568,014	157,070	2019	40
Freeport, IL	—	92,295	1,537,120	—	92,295	1,537,120	1,629,415	9,540	2019	40
Geneva, IL	—	644,434	1,213,859	—	644,434	1,213,859	1,858,293	20,231	2019	40
Greenville, IL	—	135,642	1,026,006	—	135,642	1,026,006	1,161,648	2,138	2019	40
Murphysboro, IL	—	176,281	988,808	—	176,281	988,808	1,165,089	12,217	2019	40
Rockford, IL	—	814,666	1,719,410	—	814,666	1,719,410	2,534,076	10,679	2019	40
Round Lake, IL	—	325,722	2,669,132	—	325,722	2,669,132	2,994,854	1,743	2019	40
Fishers, IN	—	429,857	621,742	—	429,857	621,742	1,051,599	12,932	2019	40
Gas City, IN	—	504,378	1,341,890	—	504,378	1,341,890	1,846,268	30,752	2019	40
Hammond, IN	—	149,230	1,002,706	—	149,230	1,002,706	1,151,936	10,445	2019	40
Kokomo, IN	—	716,631	1,143,537	—	716,631	1,143,537	1,860,168	21,333	2019	40
Marion, IN	—	140,507	898,097	—	140,507	898,097	1,038,604	—	2019	40
Westfield, IN	—	594,597	1,260,563	—	594,597	1,260,563	1,855,160	26,262	2019	40
Waterloo, IA	—	369,497	1,265,450	—	369,497	1,265,450	1,634,947	10,473	2019	40
Concordia, KS	—	150,440	1,144,639	—	150,440	1,144,639	1,295,079	—	2019	40
Parsons, KS	—	203,953	1,073,554	—	203,953	1,073,554	1,277,507	22,245	2019	40
Pratt, KS	—	245,375	1,293,871	—	245,375	1,293,871	1,539,246	10,782	2019	40
Wellington, KS	—	95,197	1,090,333	—	95,197	1,090,333	1,185,530	6,748	2019	40
Wichita, KS	—	1,257,608	5,700,299	—	1,257,608	5,700,299	6,957,907	94,888	2019	40
Crestwood, KY	—	670,021	1,096,031	—	670,021	1,096,031	1,766,052	—	2019	40
Georgetown, KY	—	257,839	3,025,734	—	257,839	3,025,734	3,283,573	18,089	2019	40
Grayson, KY	—	241,857	1,155,603	—	241,857	1,155,603	1,397,460	9,630	2019	40
Henderson, KY	—	146,676	958,794	—	146,676	958,794	1,105,470	1,998	2019	40
Leitchfield, KY	—	303,830	1,062,711	—	303,830	1,062,711	1,366,541	—	2019	40
Kentwood, LA	—	327,392	638,214	—	327,392	638,214	965,606	14,626	2019	40
Lake Charles, LA	—	565,778	890,034	—	565,778	890,034	1,455,812	16,598	2019	40
Bowie, MD	—	2,840,009	4,474,364	—	2,840,009	4,474,364	7,314,373	55,819	2019	40
Eldersburg, MD	—	563,227	1,855,987	—	563,227	1,855,987	2,419,214	11,503	2019	40
Brockton, MA	—	3,254,807	8,504,236	—	3,254,807	8,504,236	11,759,043	—	2019	40
Ipswich, MA	—	467,109	967,282	—	467,109	967,282	1,434,391	11,996	2019	40
Ipswich, MA	—	2,606,990	3,414,474	—	2,606,990	3,414,474	6,021,464	42,669	2019	40
Adrian, MI	—	459,814	1,562,895	—	459,814	1,562,895	2,022,709	26,048	2019	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2019

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Allegan, MI	—	184,466	1,239,762	—	184,466	1,239,762	1,424,228	15,497	2019	40
Bloomfield Hills, MI	—	1,160,912	4,181,635	—	1,160,912	4,181,635	5,342,547	26,135	2019	40
Caro, MI	—	183,318	1,328,630	—	183,318	1,328,630	1,511,948	8,257	2019	40
Clare, MI	—	153,379	1,412,383	—	153,379	1,412,383	1,565,762	2,942	2019	40
Cooks, MI	—	304,340	1,109,838	—	304,340	1,109,838	1,414,178	—	2019	40
Crystal Falls, MI	—	62,462	757,276	—	62,462	757,276	819,738	7,888	2019	40
Harrison, MI	—	59,984	900,901	—	59,984	900,901	960,885	—	2019	40
Jackson, MI	—	524,446	1,265,119	—	524,446	1,265,119	1,789,565	5,271	2019	40
Monroe, MI	—	501,688	2,651,440	—	501,688	2,651,440	3,153,128	49,516	2019	40
Plymouth, MI	—	580,459	1,043,474	—	580,459	1,043,474	1,623,933	19,565	2019	40
Spalding, MI	—	86,973	842,434	—	86,973	842,434	929,407	8,775	2019	40
Walker, MI	—	4,821,073	15,814,475	—	4,821,073	15,814,475	20,635,548	65,894	2019	40
Lakeville, MN	—	1,774,051	6,386,118	—	1,774,051	6,386,118	8,160,169	79,707	2019	40
Longville, MN	—	30,748	836,277	—	30,748	836,277	867,025	8,711	2019	40
Waite Park, MN	—	142,863	1,064,736	—	142,863	1,064,736	1,207,599	19,677	2019	40
Bolton, MS	—	172,890	831,005	—	172,890	831,005	1,003,895	8,656	2019	40
Bruce, MS	—	189,929	896,080	—	189,929	896,080	1,086,009	16,741	2019	40
Columbus, MS	—	123,385	898,226	—	123,385	898,226	1,021,611	16,782	2019	40
Flowood, MS	—	638,891	1,308,566	—	638,891	1,308,566	1,947,457	8,122	2019	40
Houston, MS	—	170,449	913,763	—	170,449	913,763	1,084,212	17,073	2019	40
Jackson, MS	—	393,954	1,169,374	—	393,954	1,169,374	1,563,328	7,255	2019	40
Michigan City (Lamar), MS	—	336,323	963,447	—	336,323	963,447	1,299,770	18,005	2019	40
Pontotoc, MS	—	174,112	924,043	—	174,112	924,043	1,098,155	13,476	2019	40
Tutwiler, MS	—	152,108	844,300	—	152,108	844,300	996,408	8,795	2019	40
Fair Play, MO	—	56,563	642,856	—	56,563	642,856	699,419	6,696	2019	40
Florissant, MO	—	1,394,072	2,210,514	—	1,394,072	2,210,514	3,604,586	41,384	2019	40
Florissant, MO	—	1,647,163	2,256,716	—	1,647,163	2,256,716	3,903,879	37,612	2019	40
Grovespring, MO	—	207,974	823,419	—	207,974	823,419	1,031,393	8,577	2019	40
Hermitage, MO	—	98,531	833,177	—	98,531	833,177	931,708	8,679	2019	40
Madison, MO	—	199,972	844,901	—	199,972	844,901	1,044,873	8,801	2019	40
Oak Grove, MO	—	275,293	1,000,150	—	275,293	1,000,150	1,275,443	12,502	2019	40
Salem, MO	—	153,713	1,085,494	—	153,713	1,085,494	1,239,207	6,718	2019	40
South Fork, MO	—	345,053	1,087,384	—	345,053	1,087,384	1,432,437	11,327	2019	40
St. Louis, MO	—	743,673	3,387,981	—	743,673	3,387,981	4,131,654	7,058	2019	40
Manchester, HN	—	1,486,550	2,419,269	—	1,486,550	2,419,269	3,905,819	10,080	2019	40
Nashua, NH	—	808,886	2,020,221	—	808,886	2,020,221	2,829,107	8,418	2019	40
Lanoka Harbor, NJ	—	1,355,335	1,052,415	—	1,355,335	1,052,415	2,407,750	6,451	2019	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2019

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Paramus, NJ	—	—	6,224,221	—	—	6,224,221	6,224,221	116,353	2019	40
San Ysidro, NM	—	316,770	956,983	—	316,770	956,983	1,273,753	9,969	2019	40
Hinsdale, NY	—	353,602	905,350	—	353,602	905,350	1,258,952	9,431	2019	40
Liverpool, NY	—	1,697,114	3,355,641	—	1,697,114	3,355,641	5,052,755	—	2019	40
Malone, NY	—	413,667	1,035,771	—	413,667	1,035,771	1,449,438	19,244	2019	40
Vestal, NY	—	3,540,906	5,610,529	—	3,540,906	5,610,529	9,151,435	34,748	2019	40
Columbus, NC	—	423,026	1,070,992	—	423,026	1,070,992	1,494,018	6,620	2019	40
Fayetteville, NC	—	505,574	1,544,177	—	505,574	1,544,177	2,049,751	6,434	2019	40
Hope Mills, NC	—	1,522,142	7,906,676	—	1,522,142	7,906,676	9,428,818	65,764	2019	40
Stallings (Matthews), NC	—	1,481,940	—	—	1,481,940	—	1,481,940	—	2019	—
Sylva, NC	—	450,055	1,351,631	—	450,055	1,351,631	1,801,686	—	2019	40
Edgeley, ND	—	193,509	944,881	—	193,509	944,881	1,138,390	11,811	2019	40
Grand Forks, ND	—	1,187,389	2,052,184	—	1,187,389	2,052,184	3,239,573	21,358	2019	40
Williston, ND	—	515,210	1,584,865	—	515,210	1,584,865	2,100,075	16,509	2019	40
Batavia (Union Township), OH	—	601,071	1,125,756	—	601,071	1,125,756	1,726,827	16,656	2019	40
Bellevue, OH	—	186,215	1,343,783	—	186,215	1,343,783	1,529,998	—	2019	40
Columbus, OH	—	357,767	1,423,046	—	357,767	1,423,046	1,780,813	26,505	2019	40
Conneaut, OH	—	200,915	1,363,715	—	200,915	1,363,715	1,564,630	5,682	2019	40
Hamilton, OH	—	335,677	1,066,581	—	335,677	1,066,581	1,402,258	17,633	2019	40
Heath, OH	—	657,358	3,259,449	—	657,358	3,259,449	3,916,807	—	2019	40
Kenton, OH	—	191,968	1,290,534	—	191,968	1,290,534	1,482,502	2,689	2019	40
Maumee, OH	—	1,498,739	815,222	—	1,498,739	815,222	2,313,961	18,750	2019	40
Oxford, OH	—	912,241	2,566,991	—	912,241	2,566,991	3,479,232	53,319	2019	40
West Chester, OH	—	796,035	814,730	—	796,035	814,730	1,610,765	18,671	2019	40
West Chester, OH	—	395,924	1,173,848	—	395,924	1,173,848	1,569,772	24,338	2019	40
Ada, OK	—	336,304	1,234,870	—	336,304	1,234,870	1,571,174	5,145	2019	40
Bartlesville, OK	—	451,582	1,249,112	—	451,582	1,249,112	1,700,694	15,442	2019	40
Bokoshe, OK	—	47,725	797,175	—	47,725	797,175	844,900	9,674	2019	40
Lawton, OK	—	230,834	612,256	—	230,834	612,256	843,090	7,481	2019	40
Whitefield, OK	—	144,932	863,327	—	144,932	863,327	1,008,259	10,792	2019	40
Cranberry Township, PA	—	2,066,679	2,049,310	—	2,066,679	2,049,310	4,115,989	42,634	2019	40
Ebensburg, PA	—	551,162	2,023,064	—	551,162	2,023,064	2,574,226	37,766	2019	40
Flourtown, PA	—	1,342,409	2,229,147	—	1,342,409	2,229,147	3,571,556	51,069	2019	40
Monaca, PA	—	449,116	842,901	—	449,116	842,901	1,292,017	17,501	2019	40
Natrona Heights, PA	—	1,412,247	1,719,447	—	1,412,247	1,719,447	3,131,694	39,404	2019	40
North Huntingdon, PA	—	428,166	1,508,044	—	428,166	1,508,044	1,936,210	31,358	2019	40
Oakdale, PA	—	708,623	987,577	—	708,623	987,577	1,696,200	2,057	2019	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2019

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Philadelphia, PA	—	1,891,985	20,799,223	—	1,891,985	20,799,223	22,691,208	345,425	2019	40
Pittsburgh, PA	—	1,251,674	3,842,592	—	1,251,674	3,842,592	5,094,266	23,916	2019	40
Robinson Township, PA	—	1,630,648	2,703,381	—	1,630,648	2,703,381	4,334,029	33,708	2019	40
Titusville, PA	—	877,651	2,568,060	—	877,651	2,568,060	3,445,711	37,394	2019	40
West View, PA	—	120,349	1,347,706	—	120,349	1,347,706	1,468,055	11,146	2019	40
York, PA	—	3,331,496	6,690,968	—	3,331,496	6,690,968	10,022,464	97,334	2019	40
Columbia, SC	—	2,783,934	13,228,453	—	2,783,934	13,228,453	16,012,387	275,466	2019	40
Hampton, SC	—	215,462	1,050,367	—	215,462	1,050,367	1,265,829	26,259	2019	40
Myrtle Beach, SC	—	1,371,226	2,752,440	—	1,371,226	2,752,440	4,123,666	28,666	2019	40
Orangeburg, SC	—	316,428	1,116,664	—	316,428	1,116,664	1,433,092	16,207	2019	40
Kadoka, SD	—	134,528	926,523	—	134,528	926,523	1,061,051	11,582	2019	40
Thorn Hill, TN	—	115,367	974,925	—	115,367	974,925	1,090,292	18,185	2019	40
Woodbury, TN	—	154,043	1,092,958	—	154,043	1,092,958	1,247,001	20,493	2019	40
Burleson, TX	—	1,396,753	3,312,794	—	1,396,753	3,312,794	4,709,547	—	2019	40
Carrizo Springs, TX	—	337,070	812,963	—	337,070	812,963	1,150,033	10,159	2019	40
Garland, TX	—	773,385	2,587,011	—	773,385	2,587,011	3,360,396	43,117	2019	40
Kenedy, TX	—	325,159	954,774	—	325,159	954,774	1,279,933	—	2019	40
Laredo, TX	—	1,117,403	2,152,573	—	1,117,403	2,152,573	3,269,976	31,296	2019	40
Lewisville, TX	—	2,347,993	5,271,935	—	2,347,993	5,271,935	7,619,928	120,815	2019	40
Lubbock, TX	—	1,420,820	1,858,395	—	1,420,820	1,858,395	3,279,215	42,588	2019	40
Wichita Falls, TX	—	585,664	1,952,988	—	585,664	1,952,988	2,538,652	24,412	2019	40
Wylie, TX	—	686,154	1,623,684	—	686,154	1,623,684	2,309,838	33,767	2019	40
Draper, UT	—	1,344,025	3,321,208	—	1,344,025	3,321,208	4,665,233	—	2019	40
Bristol, VA	—	996,915	1,374,467	—	996,915	1,374,467	2,371,382	11,454	2019	40
Gloucester, VA	—	458,785	1,994,093	—	458,785	1,994,093	2,452,878	16,573	2019	40
Hampton, VA	—	3,549,928	6,096,218	—	3,549,928	6,096,218	9,646,146	37,853	2019	40
Hampton, VA	—	429,613	1,081,015	—	429,613	1,081,015	1,510,628	9,008	2019	40
Hampton, VA	—	744,520	1,249,355	—	744,520	1,249,355	1,993,875	10,411	2019	40
Hampton, VA	—	561,596	1,545,002	—	561,596	1,545,002	2,106,598	12,875	2019	40
Newport News, VA	—	12,618,320	—	—	12,618,320	—	12,618,320	—	2019	—
Newport News, VA	—	855,793	1,754,228	—	855,793	1,754,228	2,610,021	14,619	2019	40
Poquoson, VA	—	330,867	848,105	—	330,867	848,105	1,178,972	7,068	2019	40
South Boston, VA	—	490,590	2,637,385	—	490,590	2,637,385	3,127,975	10,989	2019	40
Surry, VA	—	685,233	994,788	—	685,233	994,788	1,680,021	8,290	2019	40
Williamsburg, VA	—	1,574,769	2,001,920	—	1,574,769	2,001,920	3,576,689	16,683	2019	40
Williamsburg, VA	—	675,861	1,098,464	—	675,861	1,098,464	1,774,325	9,154	2019	40
Wytheville, VA	—	206,660	1,248,178	—	206,660	1,248,178	1,454,838	—	2019	40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2019

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Ephrata, WA	—	368,492	4,821,470	—	368,492	4,821,470	5,189,962	10,045	2019	40
Charleston, WV	—	561,767	—	—	561,767	—	561,767	—	2019	—
Ripley, WV	—	1,042,204	—	—	1,042,204	—	1,042,204	—	2019	—
Black River Falls, WI	—	278,472	1,141,572	—	278,472	1,141,572	1,420,044	2,378	2019	40
Lake Geneva, WI	—	7,078,726	—	—	7,078,726	—	7,078,726	—	2019	—
Menomonee Falls, WI	—	3,518,493	12,020,248	—	3,518,493	12,020,248	15,538,741	174,856	2019	40
Sun Prairie, WI	—	2,864,563	7,215,614	—	2,864,563	7,215,614	10,080,177	44,899	2019	40
West Milwaukee, WI	—	783,260	3,055,907	—	783,260	3,055,907	3,839,167	6,365	2019	40

Subtotal	37,115,442	742,028,515	1,563,739,356	35,100,355	738,260,983	1,602,607,243	2,340,868,226	128,581,697
Property Under Development
Various	—	—	10,055,838	—	—	10,055,838	10,055,838	—
Sub Total	—	—	10,055,838	—	—	10,055,838	10,055,838	—
Total	$37,115,442	$742,028,515	$1,573,795,194	$35,100,355	$738,260,983	$1,612,663,081	$2,350,924,064	$128,581,697

1. Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2017 to December 31, 2019.

	2019	2018	2017
Balance at January 1	$1,761,646,695	$1,299,254,832	$1,019,956,329
Construction and acquisition cost	644,483,047	519,369,366	312,695,116
Impairment charge	(1,609,000)	(1,163,000)	—
Disposition of real estate	(53,596,678)	(55,814,503)	(31,146,055)
Reclassified as assets held for sale	(4,584,178)	—	(2,250,558)
Balance at December 31	$2,346,339,886	$1,761,646,695	$1,299,254,832

2. Reconciliation of Accumulated Depreciation

The following table reconciles the Real Estate Properties from January 1, 2017 to December 31, 2019.

	2019	2018	2017
Balance at January 1	$100,311,974	$85,238,614	$69,696,727
Current year depreciation expense	34,398,782	20,441,780	19,507,398
Disposition of real estate	(6,129,059)	(5,368,420)	(3,737,114)
Reclassified as assets held for sale	(833,887)	—	(228,397)
Balance at December 31	$127,747,810	$100,311,974	$85,238,614

3. Tax Basis of Building and Improvements

The aggregate cost of Building and Improvements for federal income tax purposes is approximately $31,374,000 less than the cost basis used for financial statement purposes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGREE REALTY CORPORATION

1
By:	/s/ Joel N. Agree	Date: February 20, 2020
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

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 20th day of February 2020.

By:	/s/ Richard Agree	Date: February 20, 2020
Richard Agree
Executive Chairman of the Board of Directors

By:	/s/ Joel N. Agree	Date: February 20, 2020
Joel N. Agree
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Clayton Thelen	Date: February 20, 2020
Clayton Thelen
Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ David Wolff	Date: February 20, 2020
David Wolff
Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ Craig Erlich	Date: February 20, 2020
Craig Erlich
Director

By:	/s/ Merrie S. Frankel	Date: February 20, 2020
Merrie S. Frankel
Director

By:	/s/ Farris G. Kalil	Date: February 20, 2020
Farris G. Kalil
Director

By:	/s/ Greg Lehmkuhl	Date: February 20, 2020
Greg Lehmkuhl
Director

By:	/s/ Simon Leopold	Date: February 20, 2020
Simon Leopold
Director

By:	/s/ Jerome Rossi	Date: February 20, 2020
Jerome Rossi
Director

By:	/s/ William S. Rubenfaer	Date: February 20, 2020
William S. Rubenfaer
Director