Form 10-Q
period 2020-06-30
AGREE REALTY CORP
filed 2020-07-20
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020, or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-12928

AGREE REALTY CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	38-3148187
State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization
70 E. Long Lake Road, Bloomfield Hills, Michigan	48304
(Address of principal executive offices)	(Zip Code)

(248) 737-4190

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	ADC	New York Stock Exchange

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

As of July 17, 2020, the Registrant had 53,851,032 shares of common stock issued and outstanding.

AGREE REALTY CORPORATION

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

	June 30,	December 31,
	2020	2019
ASSETS
Real Estate Investments
Land	$856,113	$735,991
Buildings	1,927,114	1,600,293
Less accumulated depreciation	(146,267)	(127,748)
	2,636,960	2,208,536
Property under development	6,171	10,056
Net Real Estate Investments	2,643,131	2,218,592

Real Estate Held for Sale, net	—	3,750

Cash and Cash Equivalents	29,341	15,603

Cash Held in Escrows	7,043	26,554

Accounts Receivable - Tenants	33,996	26,808

Lease intangibles, net of accumulated amortization of
$105,296 and $89,118 at June 30, 2020 and December 31, 2019, respectively	368,812	343,514

Other Assets, net	29,319	29,709

Total Assets	$3,111,642	$2,664,530

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

	June 30,	December 31,
	2020	2019
LIABILITIES
Mortgage Notes Payable, net	$33,513	$36,698

Unsecured Term Loans, net	237,274	237,403

Senior Unsecured Notes, net	509,253	509,198

Unsecured Revolving Credit Facility	—	89,000

Dividends and Distributions Payable	32,519	25,014

Accounts Payable, Accrued Expenses, and Other Liabilities	80,088	48,987

Lease intangibles, net of accumulated amortization of
$21,758 and $19,307 at June 30, 2020 and December 31, 2019, respectively	33,019	26,668

Total Liabilities	925,666	972,968

EQUITY
Common stock, $.0001 par value, 90,000,000 shares
authorized, 53,851,092 and 45,573,623 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	5	5
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized	—	—
Additional paid-in-capital	2,295,235	1,752,912
Dividends in excess of net income	(69,595)	(57,094)
Accumulated other comprehensive income (loss)	(41,544)	(6,492)

Total Equity - Agree Realty Corporation	2,184,101	1,689,331
Non-controlling interest	1,875	2,231
Total Equity	2,185,976	1,691,562

Total Liabilities and Equity	$3,111,642	$2,664,530

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues
Rental Income	$57,476	$44,875	$113,259	$87,219
Other	59	45	85	49
Total Revenues	57,535	44,920	113,344	87,268

Operating Expenses
Real estate taxes	4,840	3,720	9,542	7,342
Property operating expenses	1,860	1,496	4,195	3,235
Land lease expense	325	372	652	568
General and administrative	4,587	3,880	9,244	7,914
Depreciation and amortization	15,607	10,836	29,740	20,700
Provision for impairment	1,128	1,193	1,128	1,609
Total Operating Expenses	28,347	21,497	54,501	41,368

Income from Operations	29,188	23,423	58,843	45,900

Other (Expense) Income
Interest expense, net	(8,479)	(7,455)	(18,149)	(15,012)
Gain (loss) on sale of assets, net	4,952	2,949	6,597	6,376
Income tax (expense) benefit	(260)	(195)	(520)	(26)
Other (expense) income	23	—	23	—
Net Income	25,424	18,722	46,794	37,238

Less Net Income Attributable to Non-Controlling Interest	166	158	308	327

Net Income Attributable to Agree Realty Corporation	$25,258	$18,564	$46,486	$36,911

Net Income Per Share Attributable to Agree Realty Corporation
Basic	$0.47	$0.45	$0.94	$0.94
Diluted	$0.47	$0.45	$0.93	$0.92

Other Comprehensive Income
Net income	$25,424	$18,722	$46,794	$37,238
Changes in fair value of interest rate swaps	(2,244)	(3,794)	(35,269)	(7,199)
Realized gain (loss) on settlement of interest rate swaps	(17)	—	(33)	—
Total Comprehensive Income (Loss)	23,163	14,928	11,492	30,039
Less Comprehensive Income (Loss) Attributable to Non-Controlling Interest	151	125	42	264

Comprehensive Income (Loss) Attributable to Agree Realty Corporation	$23,012	$14,803	$11,450	$29,775

Weighted Average Number of Common Shares Outstanding - Basic	52,726,230	40,612,372	49,082,616	39,058,743

Weighted Average Number of Common Shares Outstanding - Diluted	53,266,740	41,141,659	49,423,546	39,745,337

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2019	45,573,623	$5	$1,752,912	$(57,094)	$(6,492)	$2,231	$1,691,562
Issuance of common stock, net of issuance costs	1,400,251	—	104,615	—	—	—	104,615
Repurchase of common shares	(20,707)	—	(1,627)	—	—	—	(1,627)
Issuance of restricted stock under the Omnibus Incentive Plan	48,942	—	—	—	—	—	—
Stock-based compensation	—	—	1,014	—	—	—	1,014
Dividends and distributions declared for the period	—	—	—	(26,677)	—	(203)	(26,880)
Other comprehensive income (loss) - change in fair value and realized gain (loss) on settlement of interest rate swaps	—	—	—	—	(32,799)	(243)	(33,042)
Net income	—	—	—	21,229	—	141	21,370
Balance, March 31, 2020	47,002,109	$5	$1,856,914	$(62,542)	$(39,291)	$1,926	$1,757,012
Issuance of common stock, net of issuance costs	6,851,695	—	437,100	—	—	—	437,100
Repurchase of common shares	(51)	—	(3)	—	—	—	(3)
Forfeiture of restricted stock	(2,661)	—	—	—	—	—	—
Stock-based compensation	—	—	1,224	—	—	—	1,224
Dividends and distributions declared for the period	—	—	—	(32,311)	—	(209)	(32,520)
Other comprehensive income (loss) - change in fair value and realized gain (loss) on settlement of interest rate swaps	—	—	—	—	(2,253)	(8)	(2,261)
Net income	—	—	—	25,258	—	166	25,424
Balance, June 30, 2020	53,851,092	$5	$2,295,235	$(69,595)	$(41,544)	$1,875	$2,185,976

Cash dividends declared per common share:
For the three months ended March 31, 2020		$0.585
For the three months ended June 30, 2020		$0.600

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2018	37,545,790	$4	$1,277,592	$(42,945)	$1,424	$2,411	$1,238,486
Issuance of common stock, net of issuance costs	874,268	—	57,845	—	—	—	57,845
Repurchase of common shares	(21,868)	—	(1,398)	—	—	—	(1,398)
Issuance of restricted stock under the Omnibus Incentive Plan	56,592	—	—	—	—	—	—
Stock-based compensation	—	—	913	—	—	—	913
Dividends and distributions declared for the period	—	—	—	(21,342)	—	(193)	(21,535)
Other comprehensive income (loss) - change in fair value and realized gain (loss) on settlement of interest rate swaps	—	—	—	—	(3,374)	(31)	(3,405)
Net income	—	—	—	18,347	—	169	18,516
Balance, March 31, 2019	38,454,782	$4	$1,334,952	$(45,940)	$(1,950)	$2,356	$1,289,422
Issuance of common stock, net of issuance costs	3,512,500	—	186,667	—	—	—	186,667
Stock-based compensation	—	—	1,025	—	—	—	1,025
Dividends and distributions declared for the period	—	—	—	(23,922)	—	(197)	(24,119)
Other comprehensive income (loss) - change in fair value and realized gain (loss) on settlement of interest rate swaps	—	—	—	—	(3,761)	(33)	(3,794)
Net income	—	—	—	18,564	—	158	18,722
Balance, June 30, 2019	41,967,282	$4	$1,522,644	$(51,298)	$(5,711)	$2,284	$1,467,923

Cash dividends declared per common share:
For the three months ended March 31, 2019		$0.555
For the three months ended June 30, 2019		$0.570

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities
Net income	$46,794	$37,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,740	20,700
Amortization from above (below) market lease intangibles, net	7,588	6,501
Amortization from financing and credit facility costs	647	650
Stock-based compensation	2,238	1,938
Provision for impairment	1,128	1,609
Settlement of interest rate swap	(33)	802
(Gain) loss on sale of assets	(6,597)	(6,376)
(Increase) decrease in accounts receivable	(8,125)	(3,837)
(Increase) decrease in other assets	(435)	(963)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	(5,166)	(663)
Net Cash Provided by Operating Activities	67,779	57,599

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(504,390)	(320,930)
Development of real estate investments and other assets
(including capitalized interest of $55 in 2020, $203 in 2019)	(6,961)	(10,363)
Payment of leasing costs	(388)	(224)
Net proceeds from sale of assets	42,599	26,803
Net Cash Used in Investing Activities	(469,140)	(304,714)

Cash Flows from Financing Activities
Proceeds (costs) from common stock offerings, net	541,715	244,512
Repurchase of common shares	(1,630)	(1,398)
Unsecured revolving credit facility borrowings (repayments), net	(89,000)	35,000
Payments of mortgage notes payable	(3,238)	(1,353)
Payments of unsecured term loans	—	(18,543)
Dividends paid	(51,488)	(42,180)
Distributions to Non-Controlling Interest	(407)	(386)
Payments for financing costs	(364)	(83)
Net Cash Provided by Financing Activities	395,588	215,569

Net Increase (Decrease) in Cash and Cash Equivalents	(5,773)	(31,546)
Cash and cash equivalents and cash held in escrow, beginning of period	42,157	53,975
Cash and cash equivalents and cash held in escrow, end of period	$36,384	$22,429

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$17,930	$15,510
Cash paid for income tax	$841	$748

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Operating lease right of use assets added upon implementation of leases standard on January 1, 2019	$—	$7,505
Additional operating lease right of use assets added under new ground leases after January 1, 2019	$—	$12,167
Dividends and limited partners’ distributions declared and unpaid	$32,519	$24,119
Accrual of development, construction and other real estate investment costs	$1,787	$6,588

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), a Delaware limited partnership, of which Agree Realty Corporation is the sole general partner and in which it held a 99.4% interest as of June 30, 2020. There is a one-for-one relationship between Operating Partnership units (“Operating Partnership Units”) owned by the Company and Company common shares outstanding.  Under the partnership agreement of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms the “Company,” “Management,” “we,” “our” and “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three and six months ended June 30, 2020 may not be indicative of the results that may be expected for the year ending December 31, 2020.  Amounts as of December 31, 2019 included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Form 10-K for the year ended December 31, 2019.

The unaudited condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and its wholly owned subsidiaries. The Company, as the sole general partner, held 99.4% and 99.2% of the Operating Partnership as of June 30, 2020 and December 31, 2019, respectively.  All material intercompany accounts and transactions have been eliminated.

At June 30, 2020 and December 31, 2019, the non-controlling interest in the Operating Partnership consisted of a 0.6% and 0.8% ownership interest in the Operating Partnership held by the Company’s founder/chairman, respectively. The Operating Partnership Units may, under certain circumstances, be exchanged for shares of common stock. The Company as sole general partner of the Operating Partnership has the option to settle exchanged Operating Partnership Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all non-controlling Operating Partnership Units, there would have been 54,198,711 shares of common stock outstanding at June 30, 2020.

Significant Risks and Uncertainties

Currently, one of the most significant risks and uncertainties is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19.  The COVID-19 pandemic has had repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted economic activity and has contributed to significant volatility and negative pressure in financial markets.  The COVID-19 pandemic has resulted in a number of our tenants temporarily closing their stores and requesting rent deferral or rent abatement during this pandemic.

The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations and cash flows in the near term due to, but not limited to, the following:

●	reduced economic activity severely impacts our tenants' businesses, financial condition and liquidity and may cause tenants to be unable to fully meet their obligations to us. Certain tenants have already sought to modify such obligations and may seek additional relief and additional tenants may seek modifications of such obligations, resulting in increases in uncollectible receivables and reductions in rental income;
●	the negative financial impact of the pandemic could impact our future compliance with financial covenants of our credit facility and other debt agreements; and
●	weaker economic conditions could cause us to recognize impairment in value of our tangible or intangible assets.

As a result of COVID-19, we have received numerous rent relief requests, most often in the form of rent deferrals. We have evaluated, and continue to evaluate, each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests have resulted in modification agreements, nor is the Company forgoing its contractual rights under its lease agreements.  To date, we have entered into lease modifications that deferred 3% of rent originally contracted for the three months ended June 30, 2020, and have collected approximately 90% of rent payments originally contracted for this period.

The extent to which the COVID-19 pandemic continues to impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies. However, as a result of the many uncertainties surrounding the COVID-19 pandemic, we are unable to predict the impact that it ultimately will have on its financial condition, results of operations and cash flows.

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

Assets are classified as held for sale based on specific criteria as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant & Equipment. Properties classified as “held for sale” are recorded at the lower of their carrying value or their fair value, less anticipated selling costs. Any properties classified as held for sale are not depreciated. Assets are generally classified as held for sale once management has actively engaged in marketing the asset and has received a firm purchase commitment that is expected to close within one year. The Company did not classify any operating properties as held for sale at June 30, 2020, the assets for which would have been separately presented in the Company’s Condensed Consolidated Balance Sheet.

Real estate held for sale consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Land	$-	$2,269
Building	-	2,315
Lease Intangibles - Asset	-	—
	-	4,584
Accumulated depreciation and amortization	-	(834)
Total Real Estate Held for Sale, net	$-	$3,750

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

The following schedule summarizes the Company’s amortization of lease intangibles for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Lease Intangibles (In-place)	$4,055	$2,392	$7,563	$4,443
Lease Intangibles (Above-Market)	5,218	4,360	10,269	8,734
Lease Intangibles (Below-Market)	(1,439)	(1,135)	(2,681)	(2,233)
Total	$7,834	$5,617	$15,151	$10,944

The following schedule represents estimated future amortization of lease intangibles as of June 30, 2020 (in thousands):

	2020
Year Ending December 31,	(remaining)	2021	2022	2023	2024	Thereafter	Total
Lease Intangibles (In-place)	$16,380	$14,426	$14,138	$13,098	$11,925	$61,972	$131,939
Lease Intangibles (Above-Market)	20,828	20,585	19,609	18,442	16,916	140,493	236,873
Lease Intangibles (Below-Market)	(5,928)	(5,032)	(4,428)	(3,503)	(2,905)	(11,223)	(33,019)
Total	$31,280	$29,979	$29,319	$28,037	$25,936	$191,242	$335,793

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

Cash and Cash Equivalents and Cash Held in Escrows

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. Cash held in escrows relates to delayed like-kind exchange transactions pursued under Section 1031 of the Internal Revenue Code. The account balances of cash and cash held in escrow periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company had $35.4 million and $40.9 million in cash and cash held in escrow as of June 30, 2020 and December 31, 2019, respectively, in excess of the FDIC insured limit.

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

Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the Accounts Receivable - Tenants line item in the Condensed Consolidated Balance Sheets. The balance of straight-line rent receivables at June 30, 2020 and December 31, 2019 was $25.4 million and $23.0 million, respectively. To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce rental income.

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. During 2020, the Company’s assessment has specifically included the impact of the COVID-19 pandemic, which represents a material risk to collectability (see Significant Risks and Uncertainties above.)  In the event that collectability with respect to any tenant changes the Company recognizes an adjustment to rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. During the quarter ended June 30, 2020, the Company identified three tenants where collection was no longer considered probable. The determination to record revenue on a cash basis and write off any outstanding receivable from these three tenants had an immaterial impact to net income for the three and six month period ended June 30, 2020.

The Company’s leases provide for reimbursement from tenants for common area maintenance, insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursements is estimated each period and is recognized as revenue in the period the recoverable costs are incurred and accrued. Receivables from operating cost reimbursements are included in the Accounts Receivable - Tenants line item in the condensed consolidated balance sheets. The balance of unbilled operating cost reimbursement receivable at June 30, 2020 and December 31, 2019 was $1.3 million and $2.6 million, respectively.

The Company adopted FASB ASC Topic-842, Leases (“ASC 842”) using the modified retrospective approach as of January 1, 2019 and elected to apply the transition provisions of the standard at the beginning of the period of adoption.  The Company adopted the practical expedient in ASC 842 that alleviates the requirement to separately present lease and non-lease rental income. As a result, all income earned pursuant to tenant leases is reflected as one line, “Rental Income,” in the condensed consolidated statement of operations.

Rent Concessions – COVID-19

During the second quarter of 2020, the Company has provided lease concessions to certain tenants in response to the impact of COVID-19, in the form of rent deferrals.  The Company has made an election to account for such lease concessions consistent with how those concessions would be accounted for under ASC 842 if enforceable rights and obligations for those concessions had already existed in the leases.  This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in our rights as lessor, including concessions that result in the total payments required by the modified lease being substantially the same as or less than total payments required by the original lease.

Substantially all of the Company’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments.  The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its lease receivable as tenant payments accrue and continues to recognize rental income.  To date, the Company has entered in to lease modifications that deferred 3% of rent originally contracted for the three months ended June 30, 2020.

Sales Tax

The Company collects various taxes from tenants and remits these amounts, on a net basis, to the applicable taxing authorities.

Earnings per Share

Earnings per common share has been computed pursuant to the guidance in FASB ASC Topic 260, Earnings Per Share.  The guidance requires the classification of the Company’s unvested restricted stock, which contain rights to receive non forfeitable dividends, as participating securities requiring the two-class method of computing net income per common share.  In accordance with the two-class method, earnings per share has been computed by dividing the net income less net income attributable to unvested restricted shares by the weighted average number of common shares outstanding less unvested restricted shares. Diluted earnings per share is computed by dividing net income by the weighted average common shares and potentially dilutive common shares outstanding in accordance with the treasury stock method.

The following is a reconciliation of the numerator and denominator for the basic net earnings per common share and diluted net earnings per common share computation for each of the periods presented: (in thousands, except for share data)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income attributable to Agree Realty Corporation	$25,258	$18,564	$46,486	$36,911
Less: Income attributable to unvested restricted shares	(83)	(89)	(164)	(185)
Net income used in basic and diluted earnings per share	$25,175	$18,475	$46,322	$36,726

Weighted average number of common shares outstanding	52,902,628	40,813,436	49,259,014	39,259,807
Less: Unvested restricted stock	(176,398)	(201,064)	(176,398)	(201,064)
Weighted average number of common shares outstanding used in basic earnings per share	52,726,230	40,612,372	49,082,616	39,058,743

Weighted average number of common shares outstanding used in basic earnings per share	52,726,230	40,612,372	49,082,616	39,058,743
Effect of dilutive securities: share-based compensation	68,294	82,836	74,926	80,030
Effect of dilutive securities: September 2018 forward equity offering	—	312,464	—	539,570
Effect of dilutive securities: April 2019 forward equity offering	—	133,987	—	66,994
Effect of dilutive securities: 2019 ATM forward equity offerings	—	—	28,579	—
Effect of dilutive securities: 2020 ATM forward equity offerings	25,652	—	14,144	—
Effect of dilutive securities: April 2020 forward equity offering	446,563	—	223,281	—
Weighted average number of common shares outstanding used in diluted earnings per share	53,266,740	41,141,659	49,423,546	39,745,337

For the three months ended June 30, 2020, 11,296 shares of common stock included in the 2019 at-the-market (“ATM”) forward offerings, 70,769 shares of common stock included in the 2020 ATM forward offerings, 7,606 shares of restricted common stock granted in 2020, and 7,416 performance units granted in 2020 were anti-dilutive and were not included in the computation of diluted earnings per share.

For the six months ended June 30, 2020, 34,230 shares of common stock included in the 2019 ATM forward offerings, 50,093 shares of common stock included in the 2020 ATM forward offerings, 4,682 shares of restricted common stock granted in 2020 and 5,635 performance units granted in 2020 were anti-dilutive and were not included in the computation of diluted earnings per share.

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

Income Taxes

The Company made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For the periods ending June 30, 2020 and December 31, 2019, the Company believes it has qualified as a REIT. Notwithstanding its qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

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

Fair Values of Financial Instruments

The Company’s estimates of fair value of financial and non-financial assets and liabilities are based on the framework established in the fair value accounting guidance. The framework specifies a hierarchy of valuation inputs, which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

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

Recent Accounting Pronouncements

In April 2020, the FASB staff issued a question-and-answer document (the “Q&A document”) to address questions on the application of lease accounting guidance for lease concessions related to the effects of the COVID-19 pandemic.  Prior to the issuance of this document, changes to lease payments not stipulated in an original lease were generally accounted for as lease modifications under ASC 842.  The Q&A document now provides for a policy election to be made to account for COVID-19 pandemic-related concessions (1) as lease modifications or (2) as they would otherwise be accounted for under ASC 842 if enforceable rights and obligations for those concessions had already existed in the lease.  This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor, including concessions that result in the total payments required by the modified lease being substantially the same as or less than the total payments required by the original lease.  Refer to Rent Concessions – COVID 19 above regarding the Company’s election and other accounting related to the topic.

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848).” ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur.  The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.  The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). These amendments modify the disclosure requirements in ASC Topic 820 Fair Value Measurements and Disclosure (“ASC 820”) on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty. The Company adopted ASU 2018-13 on January 1, 2020.  However, as the Company did not have any Level 3 fair value measurements and/or other circumstances addressed in ASU 2018-13, adoption did not have a material effect on the Company’s financial statements or disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes how entities measure credit losses for most financial assets. This guidance requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”, which clarified that receivables arising from operating leases are within the scope of the leasing standard Accounting Standard Update No. 2016-02, Leases (Topic 842), not Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The Company adopted this new standard on January 1, 2020.  In the event any of the Company’s leases ever were to be classified as sales-type or direct finance leases, it would become subject to the provisions of ASU 2016-13. However, the Company does not currently have any such leases, nor does it have a significant number of other financial instruments subject to the new standard. Therefore, adoption of ASU 2016-13 has not had, and is not currently expected to have, a material effect on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases” (“ASU 2016-02”). The new standard creates ASC 842 and supersedes FASB ASC Topic 840, Leases, which the Company adopted on January 1, 2019 along with related interpretations.  The adoption of ASU 2016-02 generally had, and will have, the following impacts on the Company:

•

ASC 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases (operating and finance).  On January 1, 2019, the Company recognized $7.5 million of right of use assets and lease liabilities, within Other Assets and Accounts Payable, Accrued Expenses, and Other Liabilities on the Condensed Consolidated Balance Sheet.  The Company was not required to reassess the classification of existing land leases and therefore these leases continue to be accounted for as operating leases.  In the event the Company modifies existing land leases or enters into new land leases after adoption of the new standard, such leases may be classified as finance leases.  Business activity occurring subsequent to January 1, 2019, including the Company entering into additional operating leases as lessee, has increased the balances of the right to use assets and lease liabilities to $15.7 million and $16.0 million as of June 30, 2020.

•

ASC 842 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases and operating leases. Based on its election of practical expedients, the Company’s existing retail leases, where it is the lessor, continue to be accounted for as operating leases under the new standard.  However, ASC 842 changed certain requirements regarding the classification of leases that could result in the Company recognizing certain long-term leases entered into or modified after January 1, 2019 as sales-type leases, as opposed to operating leases.

•

The Company elected an optional transition method that allows entities to initially apply ASC 842 at the adoption date (January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  However, the Company ultimately did not have any cumulative-effect adjustment as of the adoption date.

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

•

Under ASC 842, beginning on January 1, 2019, changes in the probability of collecting tenant rental income results in direct adjustments of rental income and tenant receivables. The Company no longer recognizes any separate specific bad debt provision or allowance for doubtful accounts.

Note 3 – Leases

Tenant Leases

The Company is primarily focused on the ownership, acquisition, development and management of retail properties leased to industry leading tenants.  As of June 30, 2020, the Company’s portfolio was approximately 99.8% leased and had a weighted average remaining lease term (excluding extension options) of approximately 9.7 years. A significant majority of its properties are leased to national tenants and approximately 61.0% of its annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners.

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

The Company has elected the practical expedient in ASC 842 on not separating non-lease components from associated lease components.  The lease and non-lease components combined as a result of this election largely include tenant rentals and maintenance charges, respectively. The Company applies the accounting requirements of ASC 842 to the combined component.

The following table includes information regarding the Company’s operating leases for which it is the lessor, for the three and six months ended June 30, 2020 and June 30, 2019. (presented in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Total Lease Payments	$60,288	$46,434	$118,384	$90,608
Less: Variable Lease Payments	6,192	4,899	13,085	10,299
Total Non-Variable Lease Payments	$54,096	$41,535	$105,299	$80,309

	2020
Year Ending December 31,	(remaining)	2021	2022	2023	2024	Thereafter	Total
Future Lease Payments	$112,335	$223,365	$220,479	$216,160	$206,916	$1,271,883	$2,251,138

Deferred Revenue

As of June 30, 2020, and December 31, 2019, there was $1.6 million and $4.1 million, respectively, in deferred revenues resulting from rents paid in advance.

Land Lease Obligations

The Company is the lessee under land lease agreements for certain of its properties, all of which qualified as operating leases as of June 30, 2020. The Company’s land leases are net lease agreements and do not include variable lease payments. These leases typically provide multi-year renewal options to extend their term as lessee at the Company’s option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.  Land lease expense was $0.3 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively and $0.7 million and $0.6 million of the six months ended June 30, 2020 and 2019, respectively.

In calculating its lease obligations under the ground leases, the Company uses discount rates estimated to be equal to what it would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following tables include information on the Company’s land leases for which it is the lessee, for the three and six months ended June 30, 2020 and June 30, 2019. (presented in thousands)

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Operating Lease Costs	$324	$368	$649	$571
Variable Lease Costs	—	—	—	—
Total Non-Variable Lease Costs	$324	$368	$649	$571

Supplemental Disclosure
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$19,672

Operating cash outflows on operating leases	$267	$311	$534	$509

Weighted-average remaining lease term - operating leases (years)	38.2	37.0	38.2	37.0

Weighted-average discount rate - operating leases	4.13%	4.13%	4.13%	4.13%

Maturity Analysis of Lease Liabilities (presented in thousands)

	2020
Year Ending December 31,	(remaining)	2021	2022	2023	2024	Thereafter	Total
Lease Payments	$535	$1,015	$789	$789	$789	$30,583	$34,500
Imputed Interest	(329)	(645)	(634)	(628)	(621)	(15,634)	(18,491)
Total Lease Liabilities	$206	$370	$155	$161	$168	$14,949	$16,009

Note 4 – Real Estate Investments

Real Estate Portfolio

As of June 30, 2020, the Company owned 936 operating properties located in 46 states, with a total gross leasable area (“GLA”) of approximately 18.4 million square feet. Net Real Estate Investments totaled $2.6 billion as of June 30, 2020.

As of December 31, 2019, the Company owned 821 operating properties located in 46 states, with a total GLA of approximately 14.6 million square feet. Net Real Estate Investments totaled $2.2 billion as of December 31, 2019.

Acquisitions

During the three months ended June 30, 2020, the Company purchased 75 retail net lease assets for approximately $272.5 million, which includes acquisition and closing costs. These properties are located in 26 states and are leased for a weighted average lease term of approximately 10.9 years.

During the six months ended June 30, 2020, the Company purchased 126 retail net lease assets for approximately $499.5 million, which includes acquisition and closing costs. These properties are located in 33 states and are leased for a weighted average lease term of approximately 11.0 years.

The aggregate acquisitions for the six months ended June 30, 2020 were allocated $123.5 million to land, $338.8 million to buildings and improvements, and $37.2 million to lease intangibles. The acquisitions were all cash purchases and there was no material contingent consideration associated with these acquisitions. None of the Company’s acquisitions during the first six months of 2020 caused any new or existing tenant to comprise 10% or more of its total assets or generate 10% or more of its total annualized contractual base rent at June 30, 2020.

Developments

During the three months ended June 30, 2020, the Company completed one development or Partner Capital Solutions project.

During the six months ended June 30, 2020, the Company completed four developments or Partner Capital Solutions projects. At June 30, 2020, the Company had two development or Partner Capital Solutions projects under construction.

Dispositions

During the three months ended June 30, 2020, the Company sold eight properties for net proceeds of $18.2 million and the Company recorded a net gain of $5.0 million.

During the six months ended June 30, 2020, the Company sold 14 properties for net proceeds of $42.6 million and the Company recorded a net gain of $6.6 million.

Provision for Impairment

As a result of our review of Real Estate Investments, the Company recognized provisions for impairments of $1.1 million and $1.2 million for the three months ended June 30, 2020 and 2019, respectively and $1.1 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively. The estimated fair value of the impaired real estate assets at their time of impairment during the six months ended June 30, 2020 was $7.4 million.

Note 5 – Debt

As of June 30, 2020, the Company had total gross indebtedness of $783.9 million, including (i) $33.9 million of mortgage notes payable; (ii) $240.0 million of unsecured term loans; (iii) $510.0 million of senior unsecured notes; and (iv) no borrowings under the Revolving Credit Facility (defined below).

Mortgage Notes Payable

As of June 30, 2020, the Company had total gross mortgage indebtedness of $33.9 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $43.2 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.23% as of June 30, 2020 and 4.40% as of December 31, 2019.

	June 30, 2020	December 31, 2019

(not presented in thousands)	(in thousands)
Note payable in monthly installments of $23,004, including interest at 6.24% per annum, extinguished in January 2020	$—	$2,775

Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 2023	23,640	23,640

Note payable in monthly installments of $35,673, including interest at 5.01% per annum, with a balloon payment of $4,034,627 due September 2023	4,686	4,779

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026	5,552	5,921

Total principal	33,878	37,115
Unamortized debt issuance costs	(365)	(417)
Total	$33,513	$36,698

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which it would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At June 30, 2020, there were no mortgage loans with partial recourse to us.

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

Unsecured Term Loan Facilities

The following table presents the unsecured term loans balance net of unamortized debt issuance costs as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
2023 Term Loan	$40,000	$40,000
2024 Term Loan Facilities	100,000	100,000
2026 Term Loan	100,000	100,000
Total Principal	240,000	240,000
Unamortized debt issuance costs	(2,726)	(2,597)
Total	$237,274	$237,403

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matured May 2019 and that was swapped to an all-in rate of 3.62% (the “2019 Term Loan”). The 2019 Term Loan was repaid upon maturity in May 2019.

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures July 2023 (the “2023 Term Loan”). Borrowings under the 2023 Term Loan are priced at LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap agreement to fix LIBOR at 140 basis points until maturity. As of June 30, 2020, $40.0 million was outstanding under the 2023 Term Loan, which was subject to an all-in interest rate of 2.40%, including the swap.

The Credit Agreement, described below, extended the maturity dates of the $65.0 million unsecured term loan facility (the “$65 Million Term Loan”) and $35.0 million unsecured term loan facility (the “$35 Million Term Loan,” and together with the $65 Million Term Loan, the “2024 Term Loan Facilities”) to January 2024. In connection with entering into the Credit Agreement, the prior notes evidencing the existing $65 Million Term Loan and $35 Million Term Loan were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at a variable LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company utilized existing interest rate swap agreements to effectively fix LIBOR at 213 basis points until September 2020 for the $35 Million Term Loan and July 2021 for the $65 Million Term Loan (refer to Note 9 – Derivative Instruments and Hedging Activity). As of June 30, 2020, $100.0 million was outstanding under the 2024 Term Loan Facilities, bearing an all-in interest rate of 3.13%, including the swaps.

In December 2018, the Company entered into a $100.0 million unsecured term loan facility that matures January 2026 (the “2026 Term Loan”). Borrowings under the 2026 Term Loan are priced at LIBOR plus 145 to 240 basis points, depending on the Company’s credit rating. The Company entered into interest rate swap agreements to fix LIBOR at 266 basis points until maturity. As of June 30, 2020, $100.0 million was outstanding under the 2026 Term Loan, which was subject to an all-in interest rate of 4.26%, including the swap.

Senior Unsecured Notes

The following table presents the senior unsecured notes balance net of unamortized debt issuance costs as of June 30, 2020, and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
2025 Senior Unsecured Notes	$50,000	$50,000
2027 Senior Unsecured Notes	50,000	50,000
2028 Senior Unsecured Notes	60,000	60,000
2029 Senior Unsecured Notes	100,000	100,000
2030 Senior Unsecured Notes	125,000	125,000
2031 Senior Unsecured Notes	125,000	125,000
Total Principal	510,000	510,000
Unamortized debt issuance costs	(747)	(802)
Total	$509,253	$509,198

All of the Senior Unsecured Notes were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Senior Unsecured Revolving Credit Facility

In December 2019, the Company entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Credit Agreement”). The Credit Agreement provides for a $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”), the $65 Million Term Loan and the $35 Million Term Loan. The Credit Agreement amended and restated in its entirety the Company’s previous amended and restated credit agreement dated December 15, 2016.

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

The Company and Richard Agree, the Executive Chairman of the Company, are parties to a Reimbursement Agreement dated November 18, 2014 (the “Reimbursement Agreement”). Pursuant to the Reimbursement Agreement, Mr. Agree has agreed to reimburse the Company for any loss incurred under the Revolving Credit Facility in an amount not to exceed $14.0 million to the extent that the value of the Operating Partnership’s assets available to satisfy the Operating Partnership’s obligations under the Revolving Credit Facility is less than $14.0 million.

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt as of June 30, 2020 (in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2020	$478	$—	$478
2021	998	—	998
2022	1,060	—	1,060
2023	1,069	67,656	68,725
2024 (1)	963	100,000	100,963
Thereafter	1,654	610,000	611,654
Total	$6,222	$777,656	$783,878
(1)

The Revolving Credit Facility matures in January 2024, with options to extend the maturity as described under Senior Unsecured Revolving Credit Facility above. The Revolving Credit Facility had no balance as of June 30, 2020.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum total leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of June 30, 2020, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of June 30, 2020.

Note 6 – Common Stock

Follow-on Public Offerings

In September 2018, the Company entered into a follow-on public offering of 3,500,000 shares of common stock in connection with a forward sale agreement (the “September 2018 Forward”).  The September 2018 Forward was settled in its entirety in April 2019.  Upon settlement, the Company issued 3,500,000 shares of common stock and received net proceeds of $186.0 million, after deducting fees and expenses.

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

In April 2020, the Company completed a follow-on public offering of 2,875,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 375,000 shares of common stock.  Upon closing the Company issued 2,875,000 shares of common stock and received net proceeds of $170.4 million, after deducting fees and expenses.

Also in April 2020, the Company entered into a follow-on public offering (the “April 2020 Forward”) to sell an aggregate of 6,166,666 shares of common stock in connection with a forward sale agreement.  As of June 30, 2020, the Company has not received proceeds from the sale of shares of its common stock by the forward purchaser. The April 2020 Forward is required to be settled no later than April 20, 2021.

ATM Programs

2019 ATM Program

In July 2019, the Company entered into a $400.0 million ATM program (the “2019 ATM Program”) through which the Company, from time to time, sold shares of common stock. During the third quarter of 2019, the Company issued 444,228 shares of common stock under the 2019 ATM Program, at an average price of $74.30, realizing gross proceeds of $33.0 million. In addition to selling shares of common stock, the Company also entered into forward sale agreements through the 2019 ATM Program, as described below.

During the fourth quarter of 2019, the Company entered into forward sale agreements in connection with the 2019 ATM Program to sell an aggregate of 2,003,118 shares of common stock. Additionally, during the first quarter of 2020, the Company entered into forward sale agreements in connection with the 2019 ATM Program to sell an aggregate of 3,169,754 shares of common stock. During the six months ended June 30, 2020, the Company settled all forward sale agreements under the 2019 ATM Program, realizing gross proceeds of $254.3 million.

The 2019 ATM Program was terminated simultaneously with the establishment of the 2020 ATM Program, which is discussed below. As a result, no future issuances will occur under the 2019 ATM Program.

2020 ATM Program

In March 2020, the Company entered into a new $400.0 million ATM program (the “2020 ATM Program”) through which the Company, from time to time, may sell shares of common stock. In addition to selling shares of common stock, the Company has entered into forward sale agreements through the 2020 ATM Program, as described below.

During the first quarter of 2020, the Company entered into a forward sale agreement to sell an aggregate of 204,074 shares of common stock. During the six months ended  June 30, 2020, the Company settled this forward sale agreement realizing gross proceeds of $12.7 million.

During the second quarter of 2020, the Company entered into forward sale agreements to sell an aggregate of 742,860 shares of common stock.  As of June 30, 2020, no shares have been settled under the 2020 ATM Program. The Company is required to settle outstanding shares under the 2020 ATM Program by various dates between April and June 2021.

After considering the 742,860 shares of common stock subject to forward sale agreements and including prior shares issued under the 2020 ATM Program, the Company had approximately $337.8 million of availability remaining under the 2020 ATM Program as of June 30, 2020.

2018 ATM Program

In May 2018, the Company entered into a $250.0 million ATM program (“2018 ATM Program”) through which the Company, from time to time, sold shares of common stock and entered into forward sale agreements. During the six months ended June 30, 2019, the Company issued 886,768 shares of common stock under the 2018 ATM Program, realizing gross proceeds of approximately $59.3 million.  The 2018 ATM Program was subsequently terminated, and no future issuances will occur under the 2018 ATM Program.

Note 7 – Dividends and Distribution Payable

On May 5, 2020, the Company declared a dividend of $0.60 per share (and distributions per Operating Partnership Unit) for the quarter ended June 30, 2020. The holders of the Operating Partnership Units were entitled to an equal distribution per Operating Partnership Unit held as of June 26, 2020. The dividends and distributions payable were recorded as liabilities on the Company’s condensed consolidated balance sheet at June 30, 2020. The dividend has been reflected as a reduction of stockholders’ equity and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. These amounts were paid on July 10, 2020.

Note 8 – Income Taxes (not presented in thousands)

Uncertain Tax Positions

The Company is subject to the provisions of FASB ASC Topic 740-10 (“ASC 740-10”) and has analyzed its various federal and state filing positions. The Company believes that its income tax filing positions and deductions are documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740-10. The Company’s federal income tax returns are open for examination by taxing authorities for all tax years after December 31, 2015. The Company has elected to record related interest and penalties, if any, as income tax expense on the Consolidated Statements of Operations and Comprehensive Income. We have no material interest or penalties relating to income taxes recognized for the three and six months ended June 30, 2020 and 2019.

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

Income Tax Expense

The Company recognized total federal and state tax expense of approximately $260,000 and $195,000 for the three months ended June 30, 2020 and 2019, respectively and approximately $520,000 and $26,000 for the six months ended June 30, 2020 and 2019, respectively.

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

In June 2019, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt. The Company is hedging its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending March 2021. As of June 30, 2020, these interest rate swaps were valued as a liability of approximately $16.0 million.

In October 2019, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.4275%. This swap effectively converts $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 12, 2021 to January 12, 2024. As of June 30, 2020, this interest rate swap was valued as a liability of approximately $2.0 million.

Also in October 2019, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.4265%. This swap effectively converts $35.0 million of variable-rate borrowings to fixed-rate borrowings from September 29, 2020 to January 12, 2024. As of June 30, 2020, this interest rate swap was valued as a liability of approximately $1.5 million.

In February 2020, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt. The Company is hedging its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending March 2021. As of June 30, 2020, these interest rate swaps were valued as a liability of approximately $7.2 million.

Prior Derivative Transactions

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of June 30, 2020, this interest rate swap was valued as a liability of approximately $0.2 million.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 2.09%. These swaps effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of June 30, 2020, these interest rate swaps were valued as a liability of approximately $1.3 million.

In September 2017, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of June 30, 2020, this interest rate swap was valued as a liability of approximately $1.5 million.

In December 2018, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $100.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 2.66%. These swaps effectively converts $100.0 million of variable-rate borrowings to fixed-rate borrowings from December 27, 2018 to January 15, 2026. As of June 30, 2020, these interest rate swaps were valued as a liability of approximately $12.9 million.

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

Amounts reported in accumulated OCI related to currently outstanding interest rate derivatives are recognized as an adjustment to income as interest payments are made on the Company’s variable-rate debt. Realized gains or losses on settled derivative instruments included in accumulated OCI are recognized as an adjustment over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $6.3 million will be reclassified as an increase to interest expense.

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

	Asset Derivatives
	June 30, 2020	December 31, 2019
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	$—	$572

	Liability Derivatives
	June 30, 2020	December 31, 2019
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Interest Rate Swaps	$42,641	$7,943

The table below displays the effect of the Company’s derivative financial instruments in the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2020 and 2019 (in thousands).

				Location of
	Derivatives in			Income/(Loss)
	Cash Flow			Reclassified from	Amount of Income/(Loss)
	Hedging	Amount of Income/(Loss) Recognized		Accumulated OCI	Reclassified from
	Relationships	in OCI on Derivative		into Income	Accumulated OCI into Expense
Three Months Ended June 30,		2020	2019		2020	2019

	Interest rate swaps	$(3,289)	$(3,640)	Interest Expense	$1,028	$157

Six Months Ended June 30,		2020	2019		2020	2019

	Interest rate swaps	$(36,667)	$(7,199)	Interest Expense	$1,365	$344

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of June 30, 2020.

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to default on the indebtedness.

As of June 30, 2020, the fair value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $43.7 million.

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the condensed consolidated balance sheets.

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of June 30, 2020 and December 31, 2019. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the condensed consolidated balance sheets (in thousands):

Offsetting of Derivative Assets as of June 30, 2020

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities as of June 30, 2020

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$42,641	$—	$42,641	$—	$—	$42,641

Offsetting of Derivative Assets as of December 31, 2019

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$572	$—	$572	$(572)	$—	$—

Offsetting of Derivative Liabilities as of December 31, 2019

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$7,943	$—	$7,943	$(572)	$—	$7,372

Note 10 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company accounts for fair values in accordance with ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

	Total Fair Value	Level 2
June 30, 2020
Derivative assets - interest rate swaps	$—	$—
Derivative liabilities - interest rate swaps	$42,641	$42,641

December 31, 2019
Derivative assets - interest rate swaps	$572	$572
Derivative liabilities - interest rate swaps	$7,943	$7,943

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

Fixed rate debt (including variable rate debt swapped to fixed, excluding the value of the derivatives) with carrying values of $780.0 million and $783.3 million as of June 30, 2020 and December 31, 2019, respectively, had fair values of $815.3 million and $817.7 million, respectively. Variable rate debt’s fair value is estimated to be equal to the carrying values of $0.0 million and $89.0 million, as of June 30, 2020 and December 31, 2019, respectively.

Note 11 – Equity Incentive Plan

In May 2020, the Company’s stockholders approved the 2020 Omnibus Incentive Plan (the “2020 Plan”), which replaced the 2014 Omnibus Equity Incentive Plan (the “2014 Plan”). The 2020 Plan provides for the award to employees, directors and consultants of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 700,000 shares of the Company’s common stock.  Upon approval of the 2020 Plan, all subsequent awards of equity or equity rights will be granted under the 2020 Plan, and no further awards will be made under the 2014 Plan.  As of June 30, 2020, no grants of awards have been made under the 2020 Plan, with all outstanding grants having been made under the 2014 Plan.

Restricted Stock

Restricted common stock has been granted to certain employees and directors.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The restricted shares vest over a five-year period based on continued service to the Company.

The Company estimates the fair value of restricted stock grants at the date of grant and amortizes those amounts into expense on a straightline basis or amount vested, if greater, over the appropriate vesting period. The Company recognized expense relating to restricted stock grants of $0.8 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively, and $1.5 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, there was $9.3 million of total unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.5 years. The Company used 0% for the forfeiture rate for determining the fair value of restricted stock. The intrinsic value of restricted shares redeemed was $1.6 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively.

Restricted stock activity is summarized as follows:

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2019	194	$50.71

Restricted stock granted	47	$79.62
Restricted stock vested	(62)	$45.39
Restricted stock forfeited	(3)	$62.73

Unvested restricted stock at June 30, 2020	176	$60.10

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

The Company recognized expense related to performance units of $0.4 million and $0.2 million, for the three months ended June 30, 2020 and 2019, respectively, and $0.7 million and $0.4 million, for the six months ended June 30, 2020 and 2019, respectively.  As of June 30, 2020, there was $4.1 million of total unrecognized compensation costs related to the outstanding performance units, which is expected to be recognized over a weighted average period of 3.7 years. The Company used 0% for the forfeiture rate for determining the fair value of performance units.

Prior to 2019, the Company’s equity incentive plan utilized performance shares instead of units.  These performance shares had substantially identical terms to the performance units described above.

Performance share and unit activity is summarized as follows:

	Target Number
	of Awards	Weighted Average
	(in thousands)	Grant Date
Performance units and shares at December 31, 2019	61	$56.57

Performance units granted	26	$79.62

Performance units and shares at June 30, 2020	87	$63.35

Note 12 – Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

Note 13 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to June 30, 2020 through the date on which these financial statements were issued to determine whether any of these events required disclosure in the financial statements.

There were no reportable subsequent events or transactions.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Interim Condensed Consolidated Financial Statements of Agree Realty Corporation (the “Company”), a Maryland corporation, including the respective notes thereto, which are included in this Quarterly Report on Form 10-Q. The terms the “Company,” “Management,” “we,” “our” and “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including Agree Limited Partnership (the Operating Partnership”), a Delaware limited partnership.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors, however, is the adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Additional factors which may cause actual results to differ materially from current expectations include, but are not limited to: the factors included in our Annual Report on Form 10-K for the year ended December 31, 2019, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; global and national economic conditions and changes in general economic, financial and real estate market conditions; the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies; our concentration with certain tenants and in certain markets, which may make us more susceptible to adverse events; changes in our business strategy; risks that our acquisition and development projects will fail to perform as expected; adverse changes and disruption in the retail sector and the financing stability of our tenants, which could impact our tenants’ ability to pay rent and expense reimbursement; our ability to pay dividends; risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; loss of key management personnel; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; our ability to renew or re-lease space as leases expire; limitations in our tenants’ leases on real estate tax, insurance and operating cost reimbursement obligations; loss or bankruptcy of one or more of our major tenants, and bankruptcy laws that may limit our remedies if a tenant becomes bankrupt and rejects its leases; potential liability for environmental contamination, which could result in substantial costs; our level of indebtedness, which could reduce funds available for other business purposes and reduce our operational flexibility; covenants in our credit agreements, which could limit our flexibility and adversely affect our financial condition; credit market developments that may reduce availability under our revolving credit facility; an increase in market interest rates which could raise our interest costs on existing and future debt; a decrease in interest rates, which may lead to additional competition for the acquisition of real estate or adversely affect our results of operations; our hedging strategies, which may not be successful in mitigating our risks associated with interest rates; legislative or regulatory changes, including changes to laws governing real estate investment trusts (“REITs”); our ability to maintain our qualification as a REIT for federal income tax purposes and the limitations imposed on our business by our status as a REIT; and our failure to qualify as a REIT for federal income tax purposes, which could adversely affect our operations and ability to make distributions.

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994.  The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, (the Operating Partnership), of which the Company is the sole general partner and in which the Company held a 99.4% interest as of June 30, 2020.  Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership.  As of June 30, 2020, the Company’s portfolio consisted of 936 properties located in 46 states and totaling approximately 18.4 million square feet of gross leasable area (“GLA”).

As of June 30, 2020, the Company’s portfolio was approximately 99.8% leased and had a weighted average remaining lease term of approximately 9.7 years. A significant majority of our properties are leased to national tenants and approximately 61.0% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 1994. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes and we intend to continue operating in such a manner.

COVID-19

We are closely monitoring the impact of the novel coronavirus (“COVID-19”) pandemic on all aspects of our business and geographies, including how it is impacting our tenants and business partners. We are unable to predict the impact that the COVID-19 pandemic will ultimately have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak continues to rapidly evolve and, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Many states and cities, including where we own properties, have development sites and where our principal place of business is located, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. Although many of these jurisdictions have lifted some of these restrictions, the Company cannot predict whether and to what extent the restrictions will be reinstated, whether additional states and cities will implement similar restrictions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and our tenants operate. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

In addition, we cannot predict the impact that COVID-19 will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us.  The Company received second quarter rent payments from approximately 90% of its portfolio. In addition, as is believed to be the case with all retail landlords, the Company received numerous short-term rent relief requests, most often in the form of rent deferral requests. To date, the Company has entered in to lease modifications that deferred 3% of rent originally contracted for the second quarter of 2020.  Not all tenant requests have resulted or will ultimately result in modification agreements, nor is the Company forgoing its contractual rights under its lease agreements.  Second quarter collections, rent relief requests, and rent concessions to date may not be indicative of collections, requests, or concessions in any future period.

Refer to Note 2 – Summary of Significant Accounting Policies - Rent Concessions – COVID-19 to the Company’s condensed consolidated financial statements within this Form 10-Q regarding the Company’s accounting policies for rent concessions.  Pursuant to the Company’s accounting elections, rental revenue continued to be recognized for tenants subject to deferral agreements, as long as such agreements did not result in a substantial increase in our rights as the lessor.  As a result, rent deferrals did not have a material impact on revenues for the three months ended June 30, 2020.

The impact of the COVID-19 pandemic on our rental revenue for the remainder of 2020 and thereafter cannot, however, be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we continue to actively manage our response in collaboration with tenants, government officials and business partners and assess potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”

Results of Operations

Overall

The Company’s real estate investment portfolio grew from approximately $1.9 billion in gross investment amount representing 722 properties with 13.1 million square feet of GLA as of June 30, 2019 to approximately $2.6 billion in gross investment amount representing 936 properties with 18.4 million square feet of GLA at June 30, 2020. The Company’s real estate investments were made throughout and between the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2020 on acquisitions that were made during 2019. Similarly, the full rental income impact of acquisitions made during first half 2020 will not be seen until the remainder of 2020.

Acquisitions

During the three months ended June 30, 2020, the Company acquired 75 retail net lease assets for approximately $272.5 million, which includes acquisition and closing costs. These properties are located in 26 states and are leased to 16 different tenants operating in 11 diverse retail sectors for a weighted average lease term of approximately 10.9 years. The underwritten weighted-average capitalization rate on the Company’s second quarter 2020 acquisitions was approximately 6.5%.1

During the six months ended June 30, 2020, the Company acquired 126 retail net lease assets for approximately $499.5 million, which includes acquisition and closing costs. These properties are located in 33 states and are leased to 24 different tenants operating in 17 diverse retail sectors for a weighted average lease term of approximately 11.0 years. The underwritten weighted-average capitalization rate on the Company’s year-to-date 2020 acquisitions was approximately 6.5%.1

Dispositions

During the three months ended June 30, 2020, the Company sold eight properties for net proceeds of $18.2 million and recorded a net gain of $5.0 million.  During the six months ended June 30, 2020, the Company sold 14 properties for net proceeds of $42.6 million and recorded a net gain of $6.6 million.

Development and Partner Capital Solutions

During the three months ended June 30, 2020, the Company completed one development or Partner Capital Solutions project.

1 When used within this discussion, “weighted-average capitalization rate” for acquisitions and dispositions is defined by the Company as the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the purchase and sales prices.

During the six months ended June 30, 2020, the Company completed four development or Partner Capital Solutions projects.  At June 30, 2020, the Company had two development or Partner Capital Solutions projects under construction.

Comparison of Three Months Ended June 30, 2020 to Three Months Ended June 30, 2019

	Three Months Ended		Variance
	June 30, 2020	June 30, 2019	(in dollars)	(percentage)
Rental Income	$57,476	$44,875	$12,601	28%
Real Estate Tax Expense	$4,840	$3,720	$1,120	30%
Property Operating Expense	$1,860	$1,496	$364	24%
Land Lease Expense	$325	$372	$(47)	(13)%
Depreciation and Amortization Expense	$15,607	$10,836	$4,771	44%

The variances in rental income, real estate tax expense, property operating expense, land lease expense and depreciation and amortization expense shown above were due to the acquisitions and ownership of additional properties during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, as further described under Results of Operations - Overall above.

General and administrative expenses increased $0.7 million, or 18%, to $4.6 million for the three months ended June 30, 2020, compared to $3.9 million for the three months ended June 30, 2019.  The increase was primarily the result of increased employee headcount and increased compensation costs.  General and administrative expenses as a percentage of total revenue decreased to 8.0% in the second quarter of 2020 from 8.6% in the second quarter of 2019.

Provision for impairment decreased $0.1 million, or 5% to $1.1 million for the three months ended June 30, 2020, compared to $1.2 million for the three months ended June 30, 2019.  Provisions for impairment reflect the amount by which current book value exceeds estimated fair value and are not necessarily comparable period-to-period.

Interest expense increased $1.0 million, or 14%, to $8.5 million for the three months ended June 30, 2020, compared to $7.5 million for the three months ended June 30, 2019.  The increase in interest expense was primarily a result of higher levels of borrowings in the second quarter of 2020 in comparison to the second quarter of 2019. Borrowings increased in order to finance the acquisition and development of additional properties. Acquisition and development activity increased in the second quarter of 2020 compared to the prior period.

Gain on sale of assets increased $2.1 million, or 68%, to $5.0 million for the three months ended June 30, 2020, compared to $2.9 million for the three months ended June 30, 2019.  Gains on sales of assets are dependent on levels of disposition activity and the assets’ bases relative to their sales prices.  As a result, such gains are not necessarily comparable period-to-period.

Income tax expense increased $0.1 million, or 33%, to $0.3 million for the three months ended June 30, 2020 compared to $0.2 million for the three months ended June 30, 2019. The increase in income tax expense was primarily due to the acquisition and the ownership of additional properties during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Net income increased $6.7 million, or 36%, to $25.4 million for the three months ended June 30, 2020, compared to $18.7 million for the three months ended June 30, 2019. The change was the result of the items discussed above.

Comparison of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2019

	Six Months Ended		Variance
	June 30, 2020	June 30, 2019	(in dollars)	(percentage)
Rental Income	$113,259	$87,219	$26,040	30%
Real Estate Tax Expense	$9,542	$7,342	$2,200	30%
Property Operating Expense	$4,195	$3,235	$960	30%
Land Lease Expense	$652	$568	$84	15%

Depreciation and Amortization Expense	$29,740	$20,700	$9,040	44%

The variances in rental income, real estate tax expense, property operating expense, land lease expense and depreciation and amortization expense shown above were due to the acquisitions and ownership of additional properties during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, as further described under Results of Operations - Overall above.

General and administrative expenses increased $1.3 million, or 17%, to $9.2 million for the six months ended June 30, 2020, compared to $7.9 million for the six months ended June 30, 2019.  The increase was primarily the result of increased employee headcount and increased compensation costs.  General and administrative expenses as a percentage of total revenue decreased to 8.2% in the first half of 2020 from 9.1% in the first half of 2019.

Provision for impairment decreased $0.5 million, or 30%, to $1.1 million for the six months ended June 30, 2020, compared to $1.6 million for the three months ended June 30, 2019. Provisions for impairment reflect the amount by which current book value exceeds estimated fair value and are not necessarily comparable period-to-period.

Interest expense increased $3.1 million, or 21%, to $18.1 million for the six months ended June 30, 2020, compared to $15.0 million for the six months ended June 30, 2019.  The increase in interest expense was primarily a result of higher levels of borrowings in the first half of 2020 in comparison to the first half of 2019. Borrowings increased in order to finance the acquisition and development of additional properties. Acquisition and development activity increased in the first half of 2020 compared to the prior period.

Gain on sale of assets increased $0.2 million, or 3%, to $6.6 million for the six months ended June 30, 2020, compared to $6.4 million for the six months ended June 30, 2019.  Gains on sales of assets are dependent on levels of disposition activity and the assets’ bases relative to their sales prices.  As a result, such gains are not necessarily comparable period-to-period.

Income tax expense increased to $0.5 million for the six months ended June 30, 2020 compared to $0.0 million for the six months ended June 30, 2019. The Company recorded a one-time credit of $0.5 million during the six months ended June 30, 2019 to reflect a reduction in the Company’s deferred tax liability of one of its taxable REIT subsidiaries.

Net income increased $9.6 million, or 26%, to $46.8 million for the six months ended June 30, 2020, compared to $37.2 million for the six months ended June 30, 2019. The change was the result of the items discussed above.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on its outstanding indebtedness, dividends and distributions to our stockholders and holders of the units of the Operating Partnership (the “Operating Partnership Units”), and future property acquisitions and development.

The Company expects to meet its short-term liquidity requirements through cash provided from operations and borrowings under its Revolving Credit Facility (as defined in Debt – Senior Unsecured Revolving Credit Facility below). As of June 30, 2020, available cash and cash equivalents was $36.4 million. As of June 30, 2020, the Company had zero outstanding on its revolving credit facility and $500.0 million was available for future borrowings, subject to its compliance with covenants. The Company anticipates funding its long-term capital needs through cash provided from operations, borrowings under its revolving credit facility, the issuance of debt and common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

The Company continually evaluates alternative financing, and believes that the Company can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors” and in the other reports the Company has filed with the Securities and Exchange Commission (“SEC’).  Additionally, refer to COVID-19 earlier in this Management’s Discussion and Analysis.

The full impact of the COVID-19 pandemic on our rental revenue and, as a result, future cash from operations cannot be determined at present.

Capitalization

As of June 30, 2020, the Company’s total market capitalization was approximately $4.3 billion. Total market capitalization consisted of $3.6 billion of common equity (based on the June 30, 2020 closing price on the NYSE of $65.71 per common share and assuming the conversion of Operating Partnership Units and $747.5 million of total debt, including (i) zero borrowings under its revolving credit facility; (ii) $240.0 million of unsecured term loans; (iii) $510.0 million of senior unsecured notes; (iv) $33.9 million of mortgage notes payable, less (v) cash, cash equivalents and cash held in escrow of $36.4 million. The Company’s ratio of total debt to total market capitalization was 18.2% at June 30, 2020.

At June 30, 2020, the non-controlling interest in the Operating Partnership represented ownership of 0.6% of the Operating Partnership. The Operating Partnership Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all Operating Partnership Units, there would have been 54,198,711 shares of common stock outstanding at June 30, 2020.

Equity

Follow-on Public Offerings

In September 2018, the Company entered into a follow-on public offering of 3,500,000 shares of common stock in connection with a forward sale agreement (the “September 2018 Forward”).  The September 2018 Forward was settled in its entirety in April 2019.   Upon settlement, the Company issued 3,500,000 shares of common stock and received net proceeds of $186.0 million, after deducting fees and expenses.

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

In April 2020, the Company completed a follow-on public offering of 2,875,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 375,000 shares of common stock.  Upon closing the Company issued 2,875,000 shares and received net proceeds of $170.4 million, after deducting fees and expenses.

Also in April 2020, the Company entered into a follow-on public offering (the “April 2020 Forward”) to sell an aggregate of 6,166,666 shares of common stock in connection with a forward sale agreement.  As of June 30, 2020, the Company has not received proceeds from the sale of shares of its common stock by the forward purchaser. The April 2020 Forward is required to be settled no later than April 20, 2021.

2019 ATM Program

In July 2019, the Company entered into a $400.0 million at-the-market equity (“ATM”) program (the “2019 ATM Program”) through which the Company, from time to time, sold shares of common stock. During the third quarter of 2019, the Company issued 444,228 shares of common stock under the 2019 ATM Program, at an average price of $74.30, realizing gross proceeds of $33.0 million. In addition to selling shares of common stock, the Company also entered into forward sale agreements through the 2019 ATM Program, as described below.

During the fourth quarter of 2019, the Company entered into forward sale agreements in connection with the 2019 ATM Program to sell an aggregate of 2,003,118 shares of common stock. Additionally, during the first quarter of 2020, the Company entered into forward sale agreements in connection with the 2019 ATM Program to sell an aggregate of  3,169,754 shares of common stock. During the six months ended June 30, 2020, the Company settled all forward sale agreements under the 2019 ATM Program realizing gross proceeds of $254.3 million.

The 2019 ATM Program was terminated simultaneously with the establishment of the 2020 ATM Program, which is discussed below. As a result, no future issuances will occur under the 2019 ATM Program.

2020 ATM Program

In March 2020, the Company entered into a new $400.0 million ATM program (the “2020 ATM Program”) through which the Company, from time to time, may sell shares of common stock. In addition to selling shares of common stock, the Company has entered into forward sale agreements through the 2020 ATM Program, as described below.

During the first quarter of 2020, the Company entered into a forward sale agreement to sell an aggregate of 204,074 shares of common stock. During the six months ended June 30, 2020, the Company settled this forward sale agreement realizing gross proceeds of $12.7 million.

During the second quarter of 2020, the Company entered into forward sale agreements to sell an aggregate of 742,860 shares of common stock. As of June 30, 2020, no shares have been settled under the 2020 ATM Program. The Company is required to settle the outstanding shares under the 2020 ATM Program by various dates between April and June 2021.

After considering the 742,860 shares of common stock subject to forward sale agreements and including prior shares issued under the 2020 ATM Program, the Company had approximately $337.8 million of availability remaining under the 2020 ATM Program as of June 30, 2020.

2018 ATM Program

In May 2018, the Company entered into a $250.0 million ATM program (“2018 ATM Program”) through which the Company, from time to time, sold shares of common stock and entered into forward sale agreements. During the six months ended June 30, 2019, the Company issued 886,768 shares of common stock under the 2018 ATM Program, realizing gross proceeds of approximately $59.3 million.  The 2018 ATM Program was subsequently terminated, and no future issuances will occur under the 2018 ATM Program.

Debt

The below table summarizes the Company’s outstanding debt as of June 30, 2020 and December 31, 2019 (in thousands):

	Interest		Principal Amount Outstanding
Senior Unsecured Revolving Credit Facility	Rate	Maturity	June 30, 2020	December 31, 2019
Credit Facility (1)	0.99%	January 2024	$—	$89,000
Total Credit Facility			$—	$89,000

Unsecured Term Loans (2)
2023 Term Loan	2.40%	July 2023	40,000	40,000
2024 Term Loan Facility	3.09%	January 2024	65,000	65,000
2024 Term Loan Facility	3.20%	January 2024	35,000	35,000
2026 Term Loan	4.26%	January 2026	100,000	100,000
Total Unsecured Term Loans			$240,000	$240,000

Senior Unsecured Notes (2)
2025 Senior Unsecured Notes	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Notes	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	September 2030	125,000	125,000
2031 Senior Unsecured Notes	4.42%	October 2031	125,000	125,000
Total Senior Unsecured Notes			$510,000	$510,000

Mortgage Notes Payable (2)
Single Asset Mortgage Loan	6.24%	February 2020	—	2,775
CMBS Portfolio Loan	3.60%	January 2023	23,640	23,640
Single Asset Mortgage Loan	5.01%	September 2023	4,686	4,779
Portfolio Credit Tenant Lease	6.27%	July 2026	5,552	5,921
Total Mortgage Notes Payable			$33,878	$37,115

Total Principal Amount Outstanding			$783,878	$876,115
(1)	The annual interest rate of the Revolving Credit Facility (defined below) assumes one-month LIBOR as of June 30, 2020 of 0.16%.
(2)	Interest rate includes the effects of variable interest rates that have been swapped to fixed interest rates.

Senior Unsecured Revolving Credit Facility

In December 2019, the Company entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Credit Agreement”). The Credit Agreement provides for a $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”), a $65.0 million unsecured term loan facility (the “$65 Million Term Loan”) and a $35.0 million unsecured term loan facility (the “$35 Million Term Loan,” and together with the $65 Million Term Loan, the “2024 Term Loan Facilities”).  The Credit Agreement amended and restated in its entirety the Company’s previous credit agreement dated December 15, 2016.

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

The Company and Richard Agree, the Executive Chairman of the Company, are parties to a Reimbursement Agreement dated November 18, 2014 (the “Reimbursement Agreement”).   Pursuant to the Reimbursement Agreement, Mr. Agree has agreed to reimburse the Company for any loss incurred under the Revolving Credit Facility in an amount not to exceed $14.0 million to the extent that the value of the Operating Partnership’s assets available to satisfy the Operating Partnership’s obligations under the Revolving Credit Facility is less than $14.0 million.

Unsecured Term Loan Facilities

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matured May 2019 and that was swapped to an all-in rate of 3.62% (the “2019 Term Loan”). The 2019 Term Loan was repaid upon maturity in May 2019.

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures July 2023 (the “2023 Term Loan”). Borrowings under the 2023 Term Loan are priced at LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap agreement to fix LIBOR at 140 basis points until maturity. As of June 30, 2020, $40.0 million was outstanding under the 2023 Term Loan, which was subject to an all-in interest rate of 2.40%, including the swap.

The Credit Agreement extended the maturity dates of the $65 Million Term Loan and the $35 Million Term Loan to January 2024. In connection with entering into the Credit Agreement, the prior notes evidencing the existing $65 Million Term Loan and $35 Million Term Loan were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at a variable LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company utilized existing interest rate swap agreements to effectively fix the LIBOR at 213 basis points until September 2020 for the $35 Million Term Loan and July 2021 for the $65 Million Term Loan (refer to Note 9 – Derivative Instruments and Hedging Activity). As of June 30, 2020, $100.0 million was outstanding under the 2024 Term Loan Facilities, bearing an all-in interest rate of 3.13%, including the swaps.

In December 2018, the Company entered into a $100.0 million unsecured term loan facility that matures January 2026 (the “2026 Term Loan”). Borrowings under the 2026 Term Loan are priced at LIBOR plus 145 to 240 basis points, depending on the Company’s credit rating. The Company entered into interest rate swap agreements to fix LIBOR at 266 basis points until maturity. As of June 30, 2020, $100.0 million was outstanding under the 2026 Term Loan, which was subject to an all-in interest rate of 4.26%, including the swap.

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

Mortgage Notes Payable

As of June 30, 2020, the Company had total gross mortgage indebtedness of $33.9 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $43.2 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.23% as of June 30, 2020 and 4.24% as of December 31, 2019.

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

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of June 30, 2020, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of June 30, 2020.

Cash Flows

Operating - Substantially all of the Company’s cash from operations is generated by rental income from its investment portfolio.  Net cash provided by operating activities for the six months ended June 30, 2020 increased by $10.2 million over the same period in 2019, primarily due to the increase in the size of the Company’s real estate investment portfolio as a result of operations, partially offset by uncollected or deferred contractual rents as a result of COVID-19.

Investing - Net cash used in investing activities was $164.4 million higher during the six months ended June 30, 2020, compared to the same period in 2019.  Acquisitions of properties during the first half of 2020 were $183.5 million higher than the same period in 2019, due to overall increases in the level of acquisition activity.  Development costs during the six months ended June 30, 2020 were $3.4 million lower than the same period in 2019, due to the timing of costs incurred related to the Company’s development activity.  Proceeds from asset sales increased by $15.8 million during the six months ended June 30, 2020 compared to the same period in 2019. Proceeds from asset sales are dependent on levels of disposition activity and the specific assets sold. Proceeds from sales are not necessarily comparable period-to-period.

Financing - Net cash provided by financing activities was $180.0 million higher during the six months ended June 30, 2020, compared to the same period in 2019.  Net proceeds from the issuance of common stock and borrowings increased by $297.2 million during the six months ended June 30, 2020 compared to the same period in 2019, primarily to fund the increased level of acquisitions occurring in 2020.  In addition, borrowings on the Revolving Credit Facility decreased by $124.0 million during the six months ended June 30, 2020 compared to the same period in 2019, due to increased level of equity proceeds in 2020.  The Company increased its total dividends and distributions paid to its stockholders and non-controlling owners by $9.3 million during the first half of 2020 compared to the same period in 2019.  The Company increased its quarterly dividend in the second quarter of 2020 to an annualized $2.40 per common share, a 5.3% increase over the annualized $2.28 per common share declared in the second quarter of 2019.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of June 30, 2020 (in thousands):

	Remainder of
	2020	2021	2022	2023	2024	Thereafter	Total
Mortgage Notes Payable	$476	$998	$1,060	$28,726	$963	$1,655	$33,878
Revolving Credit Facility	—	—	—	—	—	—	—
Unsecured Term Loans	—	—	—	40,000	100,000	100,000	240,000
Senior Unsecured Notes	—	—	—	—	—	510,000	510,000
Land Lease Obligations	535	1,015	789	789	789	30,583	34,500
Estimated Interest Payments on Outstanding Debt (1)	15,884	31,720	31,658	30,272	26,374	132,878	268,786
Total	$16,895	$33,733	$33,507	$99,787	$128,126	$775,116	$1,087,164

(1)	Includes estimated interest payments based on (i) the stated rates for mortgage notes payable, including the effect of interest rate swap agreements; (ii) the stated rates for unsecured term loans, including the effect of interest rate swap agreements and assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates; and (iii) the stated rates for senior unsecured notes.

Dividends

During the quarter ended June 30, 2020, the Company declared a quarterly dividend of $0.60 per share. The cash dividend was paid on July 10, 2020 to holders of record on June 26, 2020.

Recent Accounting Pronouncements

Refer to Note 2 – Summary of Significant Accounting Policies.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires the Company’s management to use judgment in the application of accounting policies, including making estimates and assumptions. Management bases estimates on the best information available at the time, its experience, and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting principles would have been applied, resulting in a different presentation of the interim condensed consolidated financial statements. From time to time, the Company may re-evaluate its estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of the Company’s critical accounting policies is included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The Company has not made any material changes to these policies during the periods covered by this Quarterly Report on Form 10-Q.

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

Reconciliations

The following table provides a reconciliation from net income to FFO, Core FFO and AFFO for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Reconciliation from Net Income to Funds from Operations
Net income	$25,424	$18,722	$46,794	$37,238
Depreciation of rental real estate assets	11,316	8,276	21,719	15,920
Amortization of lease intangibles - in-place leases and leasing costs	4,170	2,496	7,791	4,653
Provision for impairment	1,128	1,193	1,128	1,609
(Gain) loss on sale of assets	(4,952)	(2,949)	(6,597)	(6,376)
Funds from Operations	$37,086	$27,738	$70,835	$53,044

Amortization of above (below) market lease intangibles, net	3,779	3,225	7,588	6,501
Core Funds from Operations	$40,865	$30,963	$78,423	$59,545

Straight-line accrued rent	(1,681)	(1,692)	(3,319)	(3,190)
Deferred tax expense (benefit)	—	—	—	(475)
Stock based compensation expense	1,224	1,026	2,238	1,939
Amortization of financing costs	168	209	336	365
Non-real estate depreciation	121	64	230	127
Adjusted Funds from Operations	$40,697	$30,570	$77,908	$58,311

Funds from Operations Per Share - Diluted	$0.69	$0.67	$1.42	$1.32
Core Funds from Operations Per Share - Diluted	$0.76	$0.75	$1.58	$1.49
Adjusted Funds from Operations Per Share - Diluted	$0.76	$0.74	$1.57	$1.45

Weighted average shares and Operating Partnership Units outstanding
Basic	53,073,849	40,959,991	49,430,235	39,406,362
Diluted	53,614,359	41,489,278	49,771,165	40,092,956

Additional supplemental disclosure
Scheduled principal repayments	$233	$745	$463	$1,607
Capitalized interest	$30	$113	$55	$203
Capitalized building improvements	$1,361	$926	$2,276	$960
Contractual rents subject to deferral [1]	$1,941		$1,941
Uncollected contractual rents not subject to deferral [1]	$3,527		$3,527

1Beginning in the second quarter of 2020, the Company began providing supplemental disclosures due to the COVID-19 pandemic. “Contractual rent” for any period means the recurring cash amount charged to tenants, inclusive of monthly base rent and recurring operating cost reimbursements due pursuant to lease agreements, for such period. The Company is accounting for lease concessions related to COVID-19 as increases in its lease receivables as tenant payments accrue and is continuing to recognize rental income.

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

($ in thousands)

	2020	2021	2022	2023	2024	Thereafter	Total
Mortgage Notes Payable	$476	$998	$1,060	$28,726	$963	$1,655	$33,878
Average Interest Rate	6.02%	6.02%	6.02%	3.89%	6.27%	6.27%

Unsecured Revolving Credit Facility (1)	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate

Unsecured Term Loans	$—	$—	$—	$40,000	$100,000	$100,000	$240,000
Average Interest Rate				2.40%	3.13%	4.21%

Senior Unsecured Notes	$—	$—	$—	$—	$—	$510,000	$510,000
Average Interest Rate						4.31%

(1)	The balloon payment balance includes the balance outstanding under the Revolving Credit Facility as of June 30, 2020. The Revolving Credit Facility matures in January 2024, with options to extend the maturity date by six months up to two times, for a maximum maturity of January 2025.

The fair value is estimated to be $34.5 million, $240.8 million and $540.0 million for mortgage notes payable, unsecured term loans and senior unsecured notes, respectively, as of June 30, 2020.

The table above incorporates those exposures that exist as of June 30, 2020; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020. As of June 30, 2020, this interest rate swap was valued as a liability of approximately $0.2 million.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. These swaps effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of June 30, 2020, these interest rate swaps were valued as a liability of approximately $1.3 million.

In September 2017, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of June 30, 2020, this interest rate swap was valued as a liability of approximately $1.5 million.

In December 2018, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $100.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.66%. These swaps effectively converts $100.0 million of variable-rate borrowings to fixed-rate borrowings from December 27, 2018 to January 15, 2026. As of June 30, 2020, these interest rate swaps were valued as a liability of approximately $12.9 million.

In June 2019, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100 million of long-term debt.  The Company is hedging its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending March 2021.  As of June 30, 2020, these interest rate swaps were valued as a liability of approximately $16.0 million.

In October 2019, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.4275%. This swap effectively converts $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 12, 2021 to January 12, 2024. As of June 30, 2020, this interest rate swap was valued as a liability of approximately $2.0 million.

Also in October 2019, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.4265%. This swap effectively converts $35.0 million of variable-rate borrowings to fixed-rate borrowings from September 29, 2020 to January 12, 2024. As of June 30, 2020, this interest rate swap was valued as a liability of approximately $1.5 million.

In February 2020, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt.  The Company is hedging its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending March 2021.  As of June 30, 2020, these interest rate swaps were valued as a liability of approximately $7.2 million.

The Company does not use derivative instruments for trading or other speculative purposes and the Company did not have any other derivative instruments or hedging activities as of June 30, 2020.

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

The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak continues to rapidly evolve and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel.

Many states and cities, including where we own properties, have development sites and where our principal place of business is located, have also reacted by instituting quarantines, social distancing requirements, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. Although many of these jurisdictions have lifted some of these restrictions, the Company cannot predict whether and to what extent the restrictions will be reinstated, whether additional states and cities will implement similar restrictions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and our tenants operate. A number of our tenants have announced temporary closures of their stores and requested rent deferral or rent abatement during this pandemic.

In addition, in response to an executive order issued by the Governor of Michigan, our employees based at our headquarters have been working remotely to varying extents. The effects of restrictions on our operations, including future restrictions and extended periods of remote work arrangements, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.  The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

●	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;

●	the reduced economic activity severely impacts our tenants' businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;

●	the reduced economic activity could result in a prolonged recession, which could negatively impact consumer discretionary spending;

●	difficulty accessing debt and equity capital on attractive terms, or at all, impacts to our credit ratings, and a prolonged severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants' ability to fund their business operations and meet their obligations to us;

●	the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our Revolving Credit Facility and other debt agreements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our Revolving Credit Facility and pay dividends;

●	any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions;

●	a continued decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties;

●	a deterioration in our or our tenants' ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants' efficient operations could adversely affect our operations and those of our tenants; and

●	the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption.

The extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Additional closures by our tenants of their stores, tenant bankruptcies, tenant lease defaults, and early terminations by our tenants of their leases could reduce our cash flows, which could impact our ability to continue paying dividends to our stockholders at expected levels or at all.

The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth in the 2019 Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.        Defaults upon Senior Securities

None.

ITEM 4.        Mine Safety Disclosures

Not applicable.

ITEM 5.        Other Information

Not applicable.

ITEM 6.        EXHIBITS

10.1+	Agree Realty Corporation 2020 Omnibus Incentive Plan, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 23, 2020

10.2*+	Form of Restricted Stock Agreement under the Agree Realty Corporation 2020 Omnibus Incentive Plan

10.3*+	Form of Performance Unit Agreement under the Agree Realty Corporation 2020 Omnibus Incentive Plan

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Clayton R. Thelen, Chief Financial Officer

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Clayton R. Thelen, Chief Financial Officer

*101

The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the six months ended June 30, 2020 formatted in Inline iXBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

*104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

+ Management contract or compensatory plan or arrangement.

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

Date: July 20, 2020