Form 10-Q
period 2020-09-30
AGREE REALTY CORP
filed 2020-10-19
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020, or

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

As of October 16, 2020, the Registrant had 55,370,525 shares of common stock issued and outstanding.

AGREE REALTY CORPORATION

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

	September 30,	December 31,
	2020	2019
ASSETS
Real Estate Investments
Land	$981,476	$735,991
Buildings	2,184,620	1,600,293
Less accumulated depreciation	(158,719)	(127,748)
	3,007,377	2,208,536
Property under development	8,229	10,056
Net Real Estate Investments	3,015,606	2,218,592

Real Estate Held for Sale, net	—	3,750

Cash and Cash Equivalents	14,715	15,603

Cash Held in Escrows	1,515	26,554

Accounts Receivable - Tenants	39,309	26,808

Lease Intangibles, net of accumulated amortization of
$114,990 and $89,118 at September 30, 2020 and December 31, 2019, respectively	422,373	343,514

Other Assets, net	54,096	29,709

Total Assets	$3,547,614	$2,664,530

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

	September 30,	December 31,
	2020	2019
LIABILITIES
Mortgage Notes Payable, net	$33,304	$36,698

Unsecured Term Loans, net	237,765	237,403

Senior Unsecured Notes, net	855,232	509,198

Unsecured Revolving Credit Facility	20,000	89,000

Dividends and Distributions Payable	32,522	25,014

Accounts Payable, Accrued Expenses, and Other Liabilities	67,871	48,987

Lease Intangibles, net of accumulated amortization of
$23,067 and $19,307 at September 30, 2020 and December 31, 2019, respectively	35,533	26,668

Total Liabilities	1,282,227	972,968

EQUITY
Common stock, $.0001 par value, 90,000,000 shares
authorized, 55,370,525 and 45,573,623 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	6	5
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized	—	—
Additional paid-in-capital	2,384,331	1,752,912
Dividends in excess of net income	(80,627)	(57,094)
Accumulated other comprehensive income (loss)	(40,140)	(6,492)

Total Equity - Agree Realty Corporation	2,263,570	1,689,331
Non-controlling interest	1,817	2,231
Total Equity	2,265,387	1,691,562

Total Liabilities and Equity	$3,547,614	$2,664,530

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues
Rental income	$63,701	$48,020	$176,960	$135,240
Other	109	55	193	102
Total Revenues	63,810	48,075	177,153	135,342

Operating Expenses
Real estate taxes	5,516	3,674	15,058	11,016
Property operating expenses	2,108	1,598	6,303	4,832
Land lease expense	325	354	977	922
General and administrative	4,756	3,832	13,999	11,746
Depreciation and amortization	17,327	11,897	47,067	32,597
Provision for impairment	2,868	—	3,996	1,609
Total Operating Expenses	32,900	21,355	87,400	62,722

Income from Operations	30,910	26,720	89,753	72,620

Other (Expense) Income
Interest expense, net	(10,158)	(8,352)	(28,307)	(23,363)
Gain (loss) on sale of assets, net	970	2,597	7,567	8,973
Income tax (expense) benefit	(306)	(184)	(826)	(210)
Other (expense) income	—	—	23	—
Net Income	21,416	20,781	68,210	58,020

Less net income attributable to non-controlling interest	136	170	444	498

Net Income Attributable to Agree Realty Corporation	$21,280	$20,611	$67,766	$57,522

Net Income Per Share Attributable to Agree Realty Corporation
Basic	$0.39	$0.49	$1.33	$1.43
Diluted	$0.39	$0.48	$1.32	$1.41

Other Comprehensive Income
Net income	$21,416	$20,781	$68,210	$58,020
Other comprehensive income (loss) - change in fair value and settlement of interest rate swaps	1,420	(7,418)	(33,883)	(13,815)
Total comprehensive income (loss)	22,836	13,363	34,327	44,205
Less comprehensive income (loss) attributable to non-controlling interest	152	109	187	367

Comprehensive Income (Loss) Attributable to Agree Realty Corporation	$22,684	$13,254	$34,140	$43,838

Weighted Average Number of Common Shares Outstanding - Basic	53,721,956	41,832,457	50,637,569	39,992,703

Weighted Average Number of Common Shares Outstanding - Diluted	54,555,672	42,318,042	51,151,462	40,625,441

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2019	45,573,623	$5	$1,752,912	$(57,094)	$(6,492)	$2,231	$1,691,562
Issuance of common stock, net of issuance costs	1,400,251	—	104,615	—	—	—	104,615
Repurchase of common shares	(20,707)	—	(1,627)	—	—	—	(1,627)
Issuance of restricted stock under the 2014 Omnibus Incentive Plan	48,942	—	—	—	—	—	—
Stock-based compensation	—	—	1,014	—	—	—	1,014
Dividends and distributions declared for the period	—	—	—	(26,677)	—	(203)	(26,880)
Other comprehensive income (loss) - change in fair value and gain (loss) on settlement of interest rate swaps	—	—	—	—	(32,799)	(243)	(33,042)
Net income	—	—	—	21,229	—	141	21,370
Balance, March 31, 2020	47,002,109	$5	$1,856,914	$(62,542)	$(39,291)	$1,926	$1,757,012
Issuance of common stock, net of issuance costs	6,851,695	—	437,100	—	—	—	437,100
Repurchase of common shares	(51)	—	(3)	—	—	—	(3)
Forfeiture of restricted stock	(2,661)	—	—	—	—	—	—
Stock-based compensation	—	—	1,224	—	—	—	1,224
Dividends and distributions declared for the period	—	—	—	(32,311)	—	(209)	(32,520)
Other comprehensive income (loss) - change in fair value and gain (loss) on settlement of interest rate swaps	—	—	—	—	(2,253)	(8)	(2,261)
Net income	—	—	—	25,258	—	166	25,424
Balance, June 30, 2020	53,851,092	$5	$2,295,235	$(69,595)	$(41,544)	$1,875	$2,185,976
Issuance of common stock, net of issuance costs	1,515,000	1	87,870	—	—	—	87,871
Repurchase of common shares	(108)	—	(7)	—	—	—	(7)
Issuance of restricted stock under the 2020 Omnibus Incentive Plan	4,541	—	—	—	—	—	—
Stock-based compensation	—	—	1,233	—	—	—	1,233
Dividends and distributions declared for the period	—	—	—	(32,312)	—	(210)	(32,522)
Other comprehensive income (loss) - change in fair value and settlement of interest rate swaps	—	—	—	—	1,404	16	1,420
Net income	—	—	—	21,280	—	136	21,416
Balance, September 30, 2020	55,370,525	$6	$2,384,331	$(80,627)	$(40,140)	$1,817	$2,265,387

Cash dividends declared per common share:
For the three months ended March 31, 2020		$0.585
For the three months ended June 30, 2020		$0.600
For the three months ended September 30, 2020		$0.600

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2018	37,545,790	$4	$1,277,592	$(42,945)	$1,424	$2,411	$1,238,486
Issuance of common stock, net of issuance costs	874,268	—	57,845	—	—	—	57,845
Repurchase of common shares	(21,868)	—	(1,398)	—	—	—	(1,398)
Issuance of restricted stock under the 2014 Omnibus Incentive Plan	56,592	—	—	—	—	—	—
Stock-based compensation	—	—	913	—	—	—	913
Dividends and distributions declared for the period	—	—	—	(21,342)	—	(193)	(21,535)
Other comprehensive income (loss) - change in fair value and gain (loss) on settlement of interest rate swaps	—	—	—	—	(3,374)	(31)	(3,405)
Net income	—	—	—	18,347	—	169	18,516
Balance, March 31, 2019	38,454,782	$4	$1,334,952	$(45,940)	$(1,950)	$2,356	$1,289,422
Issuance of common stock, net of issuance costs	3,512,500	—	186,667	—	—	—	186,667
Stock-based compensation	—	—	1,025	—	—	—	1,025
Dividends and distributions declared for the period	—	—	—	(23,922)	—	(197)	(24,119)
Other comprehensive income (loss) - change in fair value and gain (loss) on settlement of interest rate swaps	—	—	—	—	(3,761)	(33)	(3,794)
Net income	—	—	—	18,564	—	158	18,722
Balance, June 30, 2019	41,967,282	$4	$1,522,644	$(51,298)	$(5,711)	$2,284	$1,467,923
Issuance of common stock, net of issuance costs	444,251	—	32,452	—	—	—	32,452
Repurchase of common shares	(82)	—	(4)	—	—	—	(4)
Issuance of restricted stock under the 2014 Omnibus Incentive Plan	1,399	—	—	—	—	—	—
Forfeiture of restricted stock	(23)	—	(2)	—	—	—	(2)
Stock-based compensation	—	—	1,034	—	—	—	1,034
Dividends and distributions declared for the period	—	—	—	(24,154)	—	(198)	(24,352)
Other comprehensive income (loss) - change in fair value and settlement of interest rate swaps	—	—	—	—	(7,357)	(61)	(7,418)
Net income	—	—	—	20,611	—	170	20,781
Balance, September 30, 2019	42,412,827	$4	$1,556,124	$(54,841)	$(13,068)	$2,195	$1,490,414

Cash dividends declared per common share:
For the three months ended March 31, 2019		$0.555
For the three months ended June 30, 2019		$0.570
For the three months ended September 30, 2019		$0.570

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities
Net income	$68,210	$58,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,067	32,597
Amortization from above (below) market lease intangibles, net	11,552	9,882
Amortization from financing and credit facility costs	1,029	966
Stock-based compensation	3,471	2,972
Provision for impairment	3,996	1,609
Settlement of interest rate swaps	(23,169)	802
(Gain) loss on sale of assets	(7,567)	(8,973)
(Increase) decrease in accounts receivable	(13,484)	(4,468)
(Increase) decrease in other assets	(1,364)	47
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	1,114	(4,911)
Net Cash Provided by Operating Activities	90,855	88,543

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(964,974)	(568,523)
Development of real estate investments and other assets
(including capitalized interest of $109 in 2020, $321 in 2019)	(14,343)	(13,880)
Payment of leasing costs	(388)	(292)
Net proceeds from sale of assets	45,983	34,513
Net Cash Used in Investing Activities	(933,722)	(548,182)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	629,586	276,960
Repurchase of common shares	(1,637)	(1,400)
Unsecured revolving credit facility borrowings (repayments), net	(69,000)	229,000
Payments of mortgage notes payable	(3,474)	(2,650)
Payments of unsecured term loans	—	(18,543)
Senior unsecured notes proceeds	349,745	—
Dividends paid	(83,798)	(66,102)
Distributions to non-controlling interest	(615)	(582)
Payments for financing costs	(3,867)	(217)
Net Cash Provided by Financing Activities	816,940	416,466

Net Increase (Decrease) in Cash and Cash Equivalents and Cash Held in Escrow	(25,927)	(43,173)
Cash and cash equivalents and cash held in escrow, beginning of period	42,157	53,975
Cash and cash equivalents and cash held in escrow, end of period	$16,230	$10,802

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$25,351	$25,496
Cash paid for income tax	$1,137	$754

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Operating lease right of use assets added upon implementation of leases standard on January 1, 2019	$—	$7,505
Additional operating lease right of use assets added under new ground leases after January 1, 2019	$—	$12,167
Operating lease right of use assets disposed of upon acquisition of underlying ground leased land	$—	$(3,059)
Dividends and limited partners’ distributions declared and unpaid	$32,522	$24,353
Accrual of development, construction and other real estate investment costs	$7,665	$7,331

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Note 1 – Organization

Agree Realty Corporation (the “Company”), a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange in 1994.

The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), a Delaware limited partnership, of which Agree Realty Corporation is the sole general partner and in which it held a 99.4% interest as of September 30, 2020. There is a one-for-one relationship between Operating Partnership units (“Operating Partnership Units”) owned by the Company and Company common shares outstanding.  Under the partnership agreement of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms the “Company,” “Management,” “we,” “our” and “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three and nine months ended September 30, 2020 may not be indicative of the results that may be expected for the year ending December 31, 2020.  Amounts as of December 31, 2019 included in the Condensed Consolidated Financial Statements have been derived from the audited Consolidated Financial Statements as of that date. The unaudited Condensed Consolidated Financial Statements, included herein, should be read in conjunction with the audited Consolidated Financial Statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Form 10-K for the year ended December 31, 2019.

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, the Operating Partnership and its wholly owned subsidiaries. The Company, as the sole general partner, held 99.4% and 99.2% of the Operating Partnership as of September 30, 2020 and December 31, 2019, respectively.  All material intercompany accounts and transactions have been eliminated.

At September 30, 2020 and December 31, 2019, the non-controlling interest in the Operating Partnership consisted of a 0.6% and 0.8% ownership interest in the Operating Partnership held by the Company’s founder/chairman, respectively. The Operating Partnership Units may, under certain circumstances, be exchanged for shares of common stock. The Company as sole general partner of the Operating Partnership has the option to settle exchanged Operating Partnership Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all non-controlling Operating Partnership Units, there would have been 55,718,144 shares of common stock outstanding at September 30, 2020.

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

The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations and cash flows in the near term due to, but not limited to, the following:

●	reduced economic activity severely impacts our tenants’ businesses, financial condition and liquidity and may cause tenants to be unable to fully meet their obligations to us. Certain tenants have sought to modify such obligations and may seek additional relief and additional tenants may seek modifications of such obligations, resulting in increases in uncollectible receivables and reductions in rental income;
●	the negative financial impact of the pandemic could impact our future compliance with financial covenants of our credit facility and other debt agreements; and
●	weaker economic conditions could cause us to recognize impairment in value of our tangible or intangible assets.

As a result of COVID-19, we have received numerous rent relief requests, most often in the form of rent deferrals. We have evaluated, and continue to evaluate, each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests have resulted in modification agreements, nor is the Company forgoing its contractual rights under its lease agreements.  Since the onset of COVID-19, we have entered into lease modifications that deferred 4% and 2% of rent originally contracted for the three months ended June 30, 2020 and September 30, 2020, respectively, and have collected approximately 92% and 97% of rent payments originally contracted for these periods, respectively. Rent deferral percentages disclosed above are net of any repayments that have since occurred.

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

Assets are classified as held for sale based on specific criteria as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant & Equipment. Properties classified as “held for sale” are recorded at the lower of their carrying value or their fair value, less anticipated selling costs. Any properties classified as held for sale are not depreciated. Assets are generally classified as held for sale once management has actively engaged in marketing the asset and has received a firm purchase commitment that is expected to close within one year. The Company did not classify any operating properties as held for sale at September 30, 2020, the assets for which would have been separately presented in the Condensed Consolidated Balance Sheets.

Real estate held for sale consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Land	$—	$2,269
Building	—	2,315
Lease intangibles - asset	—	—
	—	4,584
Accumulated depreciation and amortization	—	(834)
Total Real Estate Held for Sale, net	$—	$3,750

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

The following schedule summarizes the Company’s amortization of lease intangibles for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Lease intangibles (in-place)	$4,408	$2,854	$11,971	$7,298
Lease intangibles (above-market)	5,338	4,562	15,607	13,297
Lease intangibles (below-market)	(1,374)	(1,181)	(4,055)	(3,415)
Total	$8,372	$6,235	$23,523	$17,180

The following schedule represents estimated future amortization of lease intangibles as of September 30, 2020 (in thousands):

	2020
Year Ending December 31,	(remaining)	2021	2022	2023	2024	Thereafter	Total
Lease intangibles (in-place)	$5,529	$19,342	$18,242	$17,246	$15,812	$88,250	$164,421
Lease intangibles (above-market)	5,876	23,317	22,370	21,460	19,791	165,138	257,952
Lease intangibles (below-market)	(1,651)	(6,032)	(5,109)	(4,277)	(3,563)	(14,901)	(35,533)
Total	$9,754	$36,627	$35,503	$34,429	$32,040	$238,487	$386,840

Impairments

The Company reviews real estate investments and related lease intangibles for possible impairment when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale.

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

Cash and Cash Equivalents and Cash Held in Escrows

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. Cash held in escrows relates to delayed like-kind exchange transactions pursued under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The account balances of cash and cash held in escrow periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company had $15.5 million and $40.9 million in cash and cash held in escrow as of September 30, 2020 and December 31, 2019, respectively, in excess of the FDIC insured limit.

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

Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the Accounts Receivable - Tenants line item in the Condensed Consolidated Balance Sheets. The balance of straight-line rent receivables at September 30, 2020 and December 31, 2019 was $27.6 million and $23.0 million, respectively. To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce rental income.

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. During 2020, the Company’s assessment has specifically included the impact of the COVID-19 pandemic, which represents a material risk to collectability (see Significant Risks and Uncertainties above).  In the event that collectability with respect to any tenant changes, the Company recognizes an adjustment to rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental income related to the straight-line method of reporting rental income. As of September 30, 2020, the Company has five tenants where collection is no longer considered probable. For these tenants, the Company is recording rental income on a cash basis. Writing off any outstanding receivables, including straightline rent receivables, for these tenants had an immaterial impact to Rental Income and Net Income for each of the three- and nine- month period ended September 30, 2020.

The Company’s leases provide for reimbursement from tenants for common area maintenance, insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursements is estimated each period and is recognized as revenue in the period the recoverable costs are incurred and accrued. Receivables from operating cost reimbursements are included in the Accounts Receivable - Tenants line item in the Condensed Consolidated Balance Sheets. The balance of unbilled operating cost reimbursement receivable at September 30, 2020 and December 31, 2019 was $3.1 million and $2.6 million, respectively.

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

Rent Concessions – COVID-19

During the second and third quarters of 2020, the Company has provided lease concessions to certain tenants in response to the impact of COVID-19, in the form of rent deferrals.  The Company has made an election to account for such lease concessions consistent with how those concessions would be accounted for under ASC 842 if enforceable rights and obligations for those concessions had already existed in the leases.  This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in our rights as lessor, including concessions that result in the total payments required by the modified lease being substantially the same as or less than total payments required by the original lease.

Substantially all of the Company’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments.  The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its lease receivable as tenant payments accrue and continues to recognize rental income.  To date, the Company has entered into lease concessions that deferred 4% and 2% of rent originally contracted for in the second and third quarters of 2020, respectively. Such rent deferral percentages are net of any repayments that have since occurred.

Sales Tax

The Company collects various taxes from tenants and remits these amounts, on a net basis, to the applicable taxing authorities.

Earnings per Share

Earnings per common share has been computed pursuant to the guidance in FASB ASC Topic 260, Earnings Per Share.  The guidance requires the classification of the Company’s unvested restricted stock, which contain rights to receive non-forfeitable dividends, as participating securities requiring the two-class method of computing net income per common share.  In accordance with the two-class method, earnings per share has been computed by dividing the net income less net income attributable to unvested restricted shares by the weighted average number of common shares outstanding less unvested restricted shares. Diluted earnings per share is computed by dividing net income by the weighted average common shares and potentially dilutive common shares outstanding in accordance with the treasury stock method.

The following is a reconciliation of the numerator and denominator for the basic net earnings per common share and diluted net earnings per common share computation for each of the periods presented: (in thousands, except for share data)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income attributable to Agree Realty Corporation	$21,280	$20,611	$67,766	$57,522
Less: Income attributable to unvested restricted shares	(69)	(98)	(233)	(283)
Net income used in basic and diluted earnings per share	$21,211	$20,513	$67,533	$57,239

Weighted average number of common shares outstanding	53,902,541	42,034,685	50,818,154	40,194,931
Less: Unvested restricted stock	(180,585)	(202,228)	(180,585)	(202,228)
Weighted average number of common shares outstanding used in basic earnings per share	53,721,956	41,832,457	50,637,569	39,992,703

Weighted average number of common shares outstanding used in basic earnings per share	53,721,956	41,832,457	50,637,569	39,992,703
Effect of dilutive securities: share-based compensation	85,380	109,027	87,111	102,845
Effect of dilutive securities: September 2018 forward equity offering	—	—	—	359,713
Effect of dilutive securities: April 2019 forward equity offering	—	376,558	—	170,180
Effect of dilutive securities: 2019 ATM forward equity offerings	—	—	19,053	—
Effect of dilutive securities: 2020 ATM forward equity offerings	22,515	—	16,934	—
Effect of dilutive securities: April 2020 forward equity offering	725,821	—	390,795	—
Weighted average number of common shares outstanding used in diluted earnings per share	54,555,672	42,318,042	51,151,462	40,625,441

For the three months ended September 30, 2020, 4,510 shares of common stock related to the 2020 at-the-market (“ATM”) forward equity offerings, 3,139 shares of restricted common stock granted in 2020, and 6,390 performance units granted in 2020 were anti-dilutive and were not included in the computation of diluted earnings per share.

For the nine months ended September 30, 2020, 22,820 shares of common stock related to the 2019 ATM forward equity offerings, 34,899 shares of common stock included in the 2020 ATM forward equity offerings, 2,355 shares of restricted common stock granted in 2020 and 5,887 performance units granted in 2020 were anti-dilutive and were not included in the computation of diluted earnings per share.

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

Income Taxes

The Company made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For the periods ending September 30, 2020 and December 31, 2019, the Company believes it has qualified as a REIT. Notwithstanding its qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

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

We regularly analyze our various federal and state filing positions and only recognize the income tax effect in our financial statements when certain criteria regarding uncertain income tax positions have been met. We believe that our income tax positions would more likely than not be sustained upon examination by all relevant taxing authorities. Therefore, no provisions for uncertain income tax positions have been recorded in the Condensed Consolidated Financial Statements.

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

Management’s Responsibility to Evaluate Our Ability to Continue as a Going Concern

When preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.  In making its evaluation, the Company considers, but is not limited to, any risks and/or uncertainties to its results of operations, contractual obligations in the form of near-term debt maturities, dividend requirements, or other factors impacting the Company’s liquidity and capital resources. No conditions or events that raised substantial doubt about the ability to continue as a going concern within one year were identified as of the issuance date of the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”).  The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets.  The amendments in ASU 2020-06 are effective for the Company for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020.  The guidance must be adopted as of the beginning of the fiscal year of adoption.  The Company is currently evaluating the impact of this new guidance.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)” (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur.  The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.  The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). These amendments modify the disclosure requirements in ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty. The Company adopted ASU 2018-13 on January 1, 2020.  However, as the Company did not have any Level 3 fair value measurements and/or other circumstances addressed in ASU 2018-13, adoption did not have a material effect on the Company’s financial statements or disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes how entities measure credit losses for most financial assets. This guidance requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”, which clarified that receivables arising from operating leases are within the scope of the leasing standard ASU 2016-02, “Leases (Topic 842),” not ASU 2016-13. The Company adopted this new standard on January 1, 2020.  In the event any of the Company’s leases ever were to be classified as sales-type or direct finance leases, it would become subject to the provisions of ASU 2016-13. However, the Company does not currently have any such leases, nor does it have a significant number of other financial instruments subject to the new standard. Therefore, adoption of ASU 2016-13 has not had, and is not currently expected to have, a material effect on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The new standard creates ASC 842 and supersedes ASC Topic 840, Leases, which the Company adopted on January 1, 2019 along with related interpretations.  The adoption of ASU 2016-02 generally had, and will have, the following impacts on the Company:

•

ASC 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases (operating and finance).  On January 1, 2019, the Company recognized $7.5 million of right of use assets and lease liabilities, within Other Assets and Accounts Payable, Accrued Expenses, and Other Liabilities on the Condensed Consolidated Balance Sheets.  The Company was not required to reassess the classification of existing land leases and therefore these leases continue to be accounted for as operating leases.  In the event the Company modifies existing land leases or enters into new land leases after adoption of the new standard, such leases may be classified as finance leases.  Business activity occurring subsequent to January 1, 2019, including the Company entering into additional leases as lessee, has increased the balances of the right to use assets and lease liabilities to $40.0 million and $15.9 million as of September 30, 2020, respectively.

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

•

The Company elected a practical expedient which allows lessors to not separate non-lease components from the lease component when the timing and pattern of transfer for the lease components and non-lease components are the same and if the lease component is classified as an operating lease.  As a result, the Company now presents all rentals and reimbursements from tenants as a single line item Rental Income within the Condensed Consolidated Statement of Operations and Comprehensive Income.

•

Under ASC 842, beginning on January 1, 2019, changes in the probability of collecting tenant rental income results in direct adjustments of rental income and tenant receivables. The Company no longer recognizes any separate specific bad debt provision or allowance for doubtful accounts.

Note 3 – Leases

Tenant Leases

The Company is primarily focused on the ownership, acquisition, development and management of retail properties leased to industry leading tenants.  As of September 30, 2020, the Company’s portfolio was approximately 99.8% leased and had a weighted average remaining lease term (excluding extension options) of approximately 9.8 years. A significant majority of its properties are leased to national tenants and approximately 62.2% of its annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners.

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

The following table includes information regarding the Company’s operating leases for which it is the lessor, for the three and nine months ended September 30, 2020 and September 30, 2019. (presented in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Total lease payments	$65,762	$49,463	$184,144	$140,071
Less: Variable lease payments	6,897	4,868	19,981	15,168
Total Non-Variable Lease Payments	$58,865	$44,595	$164,163	$124,903

	2020
Year Ending December 31,	(remaining)	2021	2022	2023	2024	Thereafter	Total
Future Lease Payments	$63,293	$253,841	$253,056	$248,988	$239,171	$1,540,746	$2,599,095

Deferred Revenue

As of September 30, 2020, and December 31, 2019, there was $3.3 million and $4.1 million, respectively, in deferred revenues resulting from rents paid in advance.

Land Lease Obligations

The Company is the lessee under land lease agreements for certain of its properties, substantially all of which qualified as operating leases as of September 30, 2020. The Company’s land leases are net lease agreements and do not include variable lease payments. These leases typically provide multi-year renewal options to extend their term as lessee at the Company’s option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.  Land lease expense was $0.3 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively and $1.0 million and $0.9 million of the nine months ended September 30, 2020 and 2019, respectively. The Company has a single land lease agreement that qualified as a finance lease as of September 30, 2020 due to the existence of a purchase option that is reasonably assured of being exercised.  No lease or interest expense is being incurred relating to this property and all current and future rental payments have already been made.

In calculating its lease obligations under ground leases, the Company uses discount rates estimated to be equal to what it would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following tables include information on the Company’s land leases for which it is the lessee, for the three and nine months ended September 30, 2020 and September 30, 2019. (presented in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease costs	$325	$354	$973	$925
Variable lease costs	—	—	—	—
Total Non-Variable Lease Costs	$325	$354	$973	$925

Supplemental Disclosure
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$19,672
Right-of-use assets removed in exchange for real property	—	(3,025)	—	(3,025)
Right-of-use assets net change	$—	$(3,025)	$—	$16,647

Operating cash outflows on operating leases	$267	$297	$802	$805

Weighted-average remaining lease term - operating leases (years)	38.2	38.3	38.2	38.3

Weighted-average discount rate - operating leases	4.13%	4.13%	4.13%	4.13%

Maturity Analysis of Lease Liabilities (presented in thousands)

	2020
Year Ending December 31,	(remaining)	2021	2022	2023	2024	Thereafter	Total
Lease payments	$267	$1,015	$789	$789	$789	$30,584	$34,233
Imputed interest	(164)	(645)	(634)	(628)	(621)	(15,634)	(18,326)
Total Lease Liabilities	$103	$370	$155	$161	$168	$14,950	$15,907

Note 4 – Real Estate Investments

Real Estate Portfolio

As of September 30, 2020, the Company owned 1,027 operating properties located in 45 states, with a total gross leasable area (“GLA”) of approximately 21.0 million square feet. Net Real Estate Investments totaled $3.0 billion as of September 30, 2020. As of December 31, 2019, the Company owned 821 operating properties located in 46 states, with a total GLA of approximately 14.6 million square feet. Net Real Estate Investments totaled $2.2 billion as of December 31, 2019.

Acquisitions

During the three months ended September 30, 2020, the Company purchased 91 retail net lease assets for approximately $458.8 million, which includes acquisition and closing costs. These properties are located in 26 states and are leased for a weighted average lease term of approximately 11.5 years.

During the nine months ended September 30, 2020, the Company purchased 217 retail net lease assets for approximately $958.3 million, which includes acquisition and closing costs. These properties are located in 35 states and are leased for a weighted average lease term of approximately 11.2 years.

The aggregate acquisitions for the nine months ended September 30, 2020 were allocated $248.2 million to land, $588.6 million to buildings and improvements, $97.0 million to lease intangibles and $24.5 million to right of use assets. The acquisitions were all cash purchases and there was no material contingent consideration associated with these acquisitions. None of the Company’s acquisitions during the first nine months of 2020 caused any new or existing tenant to comprise 10% or more of its total assets or generate 10% or more of its total annualized contractual base rent at September 30, 2020.

Developments

During the three months ended September 30, 2020, the Company completed two development or Partner Capital Solutions projects.

During the nine months ended September 30, 2020, the Company completed six developments or Partner Capital Solutions projects. At September 30, 2020, the Company had four development or Partner Capital Solutions projects under construction.

Dispositions

During the three months ended September 30, 2020, the Company sold two properties for net proceeds of $3.4 million and the Company recorded a net gain of $1.0 million.

During the nine months ended September 30, 2020, the Company sold 16 properties for net proceeds of $46.0 million and the Company recorded a net gain of $7.6 million.

Provision for Impairment

As a result of our review of Real Estate Investments, the Company recognized provisions for impairments of $2.9 million for the three months ended September 30, 2020 and no provisions for impairments for the three months ended September 30, 2019, and $4.0 million and $1.6 million for the nine months ended September 30, 2020 and 2019, respectively. The estimated fair value of the impaired real estate assets at their time of impairment during the nine months ended September 30, 2020 was $4.5 million.

Note 5 – Debt

As of September 30, 2020, the Company had total gross indebtedness of $1.2 billion, including (i) $33.6 million of mortgage notes payable; (ii) $240.0 million of unsecured term loans; (iii) $860.0 million of senior unsecured notes; and (iv) $20.0 million of borrowings under the Revolving Credit Facility (defined below).

Mortgage Notes Payable

As of September 30, 2020, the Company had total gross mortgage indebtedness of $33.6 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $40.1 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.22% as of September 30, 2020 and 4.40% as of December 31, 2019.

	September 30, 2020	December 31, 2019

(not presented in thousands)	(in thousands)
Note payable in monthly installments of $23,004, including interest at 6.24% per annum, extinguished in January 2020	$—	$2,775

Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 2023	23,640	23,640

Note payable in monthly installments of $35,673, including interest at 5.01% per annum, with a balloon payment of $4,034,627 due September 2023	4,639	4,779

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026	5,363	5,921

Total principal	33,642	37,115
Unamortized debt issuance costs	(338)	(417)
Total	$33,304	$36,698

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which it would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At September 30, 2020, there were no mortgage loans with partial recourse to us.

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

Unsecured Term Loan Facilities

The following table presents the unsecured term loans balance net of unamortized debt issuance costs as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
2023 Term Loan	$40,000	$40,000
2024 Term Loan Facilities	100,000	100,000
2026 Term Loan	100,000	100,000
Total Principal	240,000	240,000
Unamortized debt issuance costs	(2,235)	(2,597)
Total	$237,765	$237,403

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matured May 2019 and that was swapped to an all-in rate of 3.62% (the “2019 Term Loan”). The 2019 Term Loan was repaid upon maturity in May 2019.

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures July 2023 (the “2023 Term Loan”). Borrowings under the 2023 Term Loan are priced at LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap agreement to fix LIBOR at 140 basis points until maturity. As of September 30, 2020, $40.0 million was outstanding under the 2023 Term Loan, which was subject to an all-in interest rate of 2.40%, including the swap.

The Credit Agreement, described below, extended the maturity dates of the $65.0 million unsecured term loan facility (the “$65 Million Term Loan”) and $35.0 million unsecured term loan facility (the “$35 Million Term Loan,” and together with the $65 Million Term Loan, the “2024 Term Loan Facilities”) to January 2024. In connection with entering into the Credit Agreement, the prior notes evidencing the existing $65 Million Term Loan and $35 Million Term Loan were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at a variable LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company utilized existing interest rate swap agreements to effectively fix LIBOR at 213 basis points until September 2020 for the $35 Million Term Loan and July 2021 for the $65 Million Term Loan (refer to Note 9 – Derivative Instruments and Hedging Activity). As of September 30, 2020, $100.0 million was outstanding under the 2024 Term Loan Facilities, bearing an all-in interest rate of 3.13%, including the swaps.

In December 2018, the Company entered into a $100.0 million unsecured term loan facility that matures January 2026 (the “2026 Term Loan”). Borrowings under the 2026 Term Loan are priced at LIBOR plus 145 to 240 basis points, depending on the Company’s credit rating. The Company entered into interest rate swap agreements to fix LIBOR at 266 basis points until maturity. As of September 30, 2020, $100.0 million was outstanding under the 2026 Term Loan, which was subject to an all-in interest rate of 4.26%, including the swap.

Senior Unsecured Notes

The following table presents the senior unsecured notes balance net of unamortized debt issuance costs and original issue discount as of September 30, 2020, and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
2025 Senior Unsecured Notes	$50,000	$50,000
2027 Senior Unsecured Notes	50,000	50,000
2028 Senior Unsecured Notes	60,000	60,000
2029 Senior Unsecured Notes	100,000	100,000
2030 Senior Unsecured Notes	125,000	125,000
2030 Senior Unsecured Public Notes	350,000	—
2031 Senior Unsecured Notes	125,000	125,000
Total Principal	860,000	510,000
Unamortized debt issuance costs and original issue discount	(4,768)	(802)
Total	$855,232	$509,198

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

All of the senior unsecured notes described in the preceding paragraphs were sold solely to institutional investors in private placements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

In August 2020, the Operating Partnership completed an underwritten public offering of $350.0 million aggregate principal amount of 2.900% Notes due 2030 (the “2030 Senior Unsecured Public Notes”). The 2030 Senior Unsecured Public Notes are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership.  The terms of the 2030 Senior Unsecured Public Notes are governed by an indenture, dated August 17, 2020, among the Operating Partnership, the Company and U.S. Bank National Association, as trustee (as amended and supplemented by an officer’s certificate dated August 17, 2020, the “Indenture”). The Indenture contains various restrictive covenants, including limitations on the ability of the guarantors and the issuer to incur additional indebtedness and requirements to maintain a pool of unencumbered assets.  The Company terminated related swap agreements of $200.0 million that hedged the 2030 Senior Unsecured Public Notes. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the $350.0 million aggregate principal amount of 2030 Senior Unsecured Public Notes is 3.49%.

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

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt as of September 30, 2020 (in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2020	$240	$—	$240
2021	998	—	998
2022	1,060	—	1,060
2023	1,069	67,656	68,725
2024 (1)	963	120,000	120,963
Thereafter	1,656	960,000	961,656
Total scheduled principal payments	5,986	1,147,656	1,153,642
Original issue discount	—	(252)	(252)
Total	$5,986	$1,147,404	$1,153,390
(1)

The Revolving Credit Facility matures in January 2024, with options to extend the maturity as described under Senior Unsecured Revolving Credit Facility above. The Revolving Credit Facility had a balance of $20.0 million as of September 30, 2020.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum total leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of September 30, 2020, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of September 30, 2020.

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

In April 2020, the Company completed a follow-on public offering of 2,875,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 375,000 shares of common stock.  Upon closing, the Company issued 2,875,000 shares of common stock and received net proceeds of $170.4 million, after deducting fees and expenses.

Also in April 2020, the Company entered into a follow-on public offering to sell an aggregate of 6,166,666 shares of common stock in connection with a forward sale agreement (the “April 2020 Forward”).  During the three months ended September 30, 2020, the Company settled 1,515,000 shares of common stock under the April 2020 Forward, realizing net proceeds of approximately $88.0 million. The remaining shares of common stock under the April 2020 Forward are required to be settled no later than April 20, 2021.

ATM Programs

2019 ATM Program

In July 2019, the Company entered into a $400.0 million ATM program (the “2019 ATM Program”) through which the Company, from time to time, sold shares of common stock. During the third quarter of 2019, the Company issued 444,228 shares of common stock under the 2019 ATM Program, at an average price of $74.30, realizing gross proceeds of $32.6 million. In addition to selling shares of common stock, the Company also entered into forward sale agreements through the 2019 ATM Program, as described below.

During the fourth quarter of 2019, the Company entered into forward sale agreements in connection with the 2019 ATM Program to sell an aggregate of 2,003,118 shares of common stock. Additionally, during the first quarter of 2020, the Company entered into forward sale agreements in connection with the 2019 ATM Program to sell an aggregate of 3,169,754 shares of common stock. During 2020, the Company settled all forward sale agreements under the 2019 ATM Program, realizing net proceeds of $359.5 million.

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

During the first three quarters of 2020, the Company entered into forward sale agreements to sell an aggregate of 1,832,846 shares of common stock. The Company has since settled 204,074 shares of common stock under these forward sale agreements, realizing net proceeds of $12.5 million.

The Company is required to settle outstanding shares under the 2020 ATM Program by various dates between April and September 2021.

After considering the 1,628,772 shares of common stock subject to forward sale agreements and including shares issued under the 2020 ATM Program, the Company had approximately $278.0 million of availability remaining under the 2020 ATM Program as of September 30, 2020.

2018 ATM Program

In May 2018, the Company entered into a $250.0 million ATM program (“2018 ATM Program”) through which the Company, from time to time, sold shares of common stock. During the nine months ended September 30, 2019, the Company issued 886,768 shares of common stock under the 2018 ATM Program, realizing net proceeds of approximately $58.5 million.  The 2018 ATM Program was subsequently terminated, and no future issuances will occur under the 2018 ATM Program.

Note 7 – Dividends and Distribution Payable

On September 9, 2020, the Company declared a dividend of $0.60 per share (and distributions per Operating Partnership Unit) for the quarter ended September 30, 2020. The holder of the Operating Partnership Units is entitled to an equal distribution per Operating Partnership Unit held as of September 25, 2020. The dividends and distributions payable were recorded as liabilities on the Condensed Consolidated Balance Sheets at September 30, 2020. The dividend has been reflected as a reduction of stockholders’ equity and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. These amounts were paid on October 9, 2020.

Note 8 – Income Taxes (not presented in thousands)

Uncertain Tax Positions

The Company is subject to the provisions of FASB ASC Topic 740-10 (“ASC 740-10”) and has analyzed its various federal and state filing positions. The Company believes that its income tax filing positions and deductions are documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740-10. The Company’s federal income tax returns are open for examination by taxing authorities for all tax years after December 31, 2015. The Company has elected to record related interest and penalties, if any, as income tax expense on the Consolidated Statements of Operations and Comprehensive Income. We have no material interest or penalties relating to income taxes recognized for the three and nine months ended September 30, 2020 and 2019.

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

Income Tax Expense

The Company recognized total federal and state tax expense of approximately $306,000 and $184,000 for the three months ended September 30, 2020 and 2019, respectively and approximately $826,000 and $210,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

In June 2019, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending March 2021. In August 2020, the Company terminated the swap agreements upon the debt issuance, paying $16.1 million upon termination. See discussion of the 2030 Senior Unsecured Public Notes in Note 5 – Debt above.

In October 2019, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.4275%. This swap effectively converts $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 12, 2021 to January 12, 2024. As of September 30, 2020, this interest rate swap was valued as a liability of approximately $2.0 million.

Also in October 2019, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.4265%. This swap effectively converts $35.0 million of variable-rate borrowings to fixed-rate borrowings from September 29, 2020 to January 12, 2024. As of September 30, 2020, this interest rate swap was valued as a liability of approximately $1.5 million.

In February 2020, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending March 2021. In August 2020, the Company terminated the swap agreements upon the debt issuance, paying $7.3 million upon termination. See discussion of the 2030 Senior Unsecured Public Notes in Note 5 – Debt above.

In August 2020, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt. The Company is hedging its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending February 2022. As of September 30, 2020, these interest rate swaps were valued as an asset of approximately $0.3 million.

Prior Derivative Transactions

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 2.09%. These swaps effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of September 30, 2020, these interest rate swaps were valued as a liability of approximately $1.0 million.

In September 2017, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of September 30, 2020, this interest rate swap was valued as a liability of approximately $1.4 million.

In December 2018, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $100.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 2.66%. These swaps effectively converts $100.0 million of variable-rate borrowings to fixed-rate borrowings from December 27, 2018 to January 15, 2026. As of September 30, 2020, these interest rate swaps were valued as a liability of approximately $12.5 million.

Recognition

On January 1, 2019, the Company adopted ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities,” which provided changes in hedge accounting recognition and presentation requirements. The Company now recognizes all changes in fair value for hedging instruments designated and qualifying for cash flow hedge accounting treatment as a component of Other Comprehensive Income (OCI), as opposed to previously recognizing the ineffective portion, if any, directly in earnings. Upon adoption, there were no adjustments relating to previously recorded derivatives transactions or amounts.  Net realized gains or losses resulting from derivatives that were settled in conjunction with planned fixed rate financings or refinancings continue to be included in accumulated OCI during the term of the hedged debt transaction.

Amounts reported in accumulated OCI related to currently outstanding interest rate derivatives are recognized as an adjustment to income as interest payments are made on the Company’s variable-rate debt. Realized gains or losses on settled derivative instruments included in accumulated OCI are recognized as an adjustment over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $6.7 million will be reclassified as an increase to interest expense.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments		Notional [1]
	September 30,	December 31,	September 30,	December 31,
Interest Rate Derivatives	2020	2019	2020	2019
Interest rate swap	14	15	$405,000	$440,000

1 Number of Instruments and total Notional disclosed includes all interest rate swap agreements outstanding at the balance sheet date, including forward-starting swaps prior to their effective date.

The table below presents the estimated fair value of the Company’s interest rate swaps, as well as their classification in the Condensed Consolidated Balance Sheets (in thousands).

	Asset Derivatives
	September 30, 2020	December 31, 2019
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Other Assets, net	$283	$572

	Liability Derivatives
	September 30, 2020	December 31, 2019
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Accounts Payable, Accrued Expenses, and Other Liabilities	$18,369	$7,943

The table below displays the effect of the Company’s derivative financial instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2020 and 2019 (in thousands).

				Location of
	Derivatives in			Income/(Loss)
	Cash Flow			Reclassified from	Amount of Income/(Loss)
	Hedging	Amount of Income/(Loss) Recognized		Accumulated OCI	Reclassified from
	Relationships	in OCI on Derivative		into Income	Accumulated OCI into Expense
Three Months Ended September 30,		2020	2019		2020	2019

	Interest rate swaps	$(70)	$(7,418)	Interest Expense	$1,490	$22

Nine Months Ended September 30,		2020	2019		2020	2019

	Interest rate swaps	$(36,739)	$(14,617)	Interest Expense	$2,856	$366

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of September 30, 2020.

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to default on the indebtedness.

As of September 30, 2020, the fair value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $18.8 million.

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the Condensed Consolidated Balance Sheets.

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of September 30, 2020 and December 31, 2019. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets (in thousands):

Offsetting of Derivative Assets as of September 30, 2020

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$283	$—	$283	$(155)	$—	$128

Offsetting of Derivative Liabilities as of September 30, 2020

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$18,369	$—	$18,369	$(155)	$—	$18,214

Offsetting of Derivative Assets as of December 31, 2019

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$572	$—	$572	$(572)	$—	$—

Offsetting of Derivative Liabilities as of December 31, 2019

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$7,943	$—	$7,943	$(572)	$—	$7,371

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

	Total Fair Value	Level 2
September 30, 2020
Derivative assets - interest rate swaps	$283	$283
Derivative liabilities - interest rate swaps	$18,369	$18,369

December 31, 2019
Derivative assets - interest rate swaps	$572	$572
Derivative liabilities - interest rate swaps	$7,943	$7,943

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

Fixed rate debt (including variable rate debt swapped to fixed, excluding the value of the derivatives) with carrying values of $1.1 billion and $783.3 million as of September 30, 2020 and December 31, 2019, respectively, had fair values of $1.3 billion and $817.7 million, respectively. Variable rate debt’s fair value is estimated to be equal to the carrying values of $20.0 million and $89.0 million, as of September 30, 2020 and December 31, 2019, respectively.

Note 11 – Equity Incentive Plan

In May 2020, the Company’s stockholders approved the 2020 Omnibus Incentive Plan (the “2020 Plan”), which replaced the 2014 Omnibus Equity Incentive Plan (the “2014 Plan”). The 2020 Plan provides for the award to employees, directors and consultants of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 700,000 shares of the Company’s common stock.  All subsequent awards of equity or equity rights will be granted under the 2020 Plan, and no further awards will be made under the 2014 Plan.  As of September 30, 2020, 695,459 shares of common stock were available for issuance under the 2020 Plan.

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

The Company estimates the fair value of restricted stock grants at the date of grant and amortizes those amounts into expense on a straightline basis or amount vested, if greater, over the appropriate vesting period. The Company recognized expense relating to restricted stock grants of $0.8 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively, and $2.4 million and $2.2 million for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, there was $8.8 million of total unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.4 years. The Company used 0% for the forfeiture rate for determining the fair value of restricted stock. The intrinsic value of restricted shares redeemed was $1.6 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Restricted stock activity is summarized as follows:

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2019	194	$50.71

Restricted stock granted	52	$78.43
Restricted stock vested	(62)	$45.45
Restricted stock forfeited	(3)	$62.73

Unvested restricted stock at September 30, 2020	181	$60.26

Performance Units

On February 23, 2020, certain executive officers received performance units. Performance units are subject to a three-year performance period, at the conclusion of which, shares awarded are to be determined by the Company’s total shareholder return compared to the constituents of the MSCI US REIT Index and a defined peer group. 50% of the award is based upon the total shareholder return percentile rank versus the MSCI US REIT index for the three-year performance period; and 50% of the award is based upon TSR percentile rank versus a specified net lease peer group for the three-year performance period. Vesting of the performance units following their issuance will occur ratably over a three-year period, with the initial vesting occurring immediately following the conclusion of the performance period such that all shares vest within five years of the original award date of February 23, 2020.

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

The Company recognized expense related to performance units of $0.4 million and $0.2 million, for the three months ended September 30, 2020 and 2019, respectively, and $1.1 million and $0.6 million, for the nine months ended September 30, 2020 and 2019, respectively.  As of September 30, 2020, there was $3.7 million of total unrecognized compensation costs related to the outstanding performance units, which is expected to be recognized over a weighted average period of 3.6 years. The Company used 0% for the forfeiture rate for determining the fair value of performance units.

Prior to 2019, the Company’s equity incentive plan utilized performance shares instead of units.  These performance shares had substantially identical terms to the performance units described above.

Performance share and unit activity is summarized as follows:

	Target Number
	of Awards	Weighted Average
	(in thousands)	Grant Date
Performance units and shares at December 31, 2019	61	$56.57

Performance units granted	26	$79.62

Performance units and shares at September 30, 2020	87	$63.35

Note 12 – Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

Note 13 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to September 30, 2020 through the date on which these financial statements were issued to determine whether any of these events required disclosure in the financial statements.

In October, 2020,  the Company entered into a new employment agreement with Joel Agree to extend Mr. Agree’s term as President and Chief Executive Officer of the Company through September 30, 2023 (the “Agreement”). The Agreement supersedes Mr. Agree’s prior employment agreement with the Company, which had a term that was scheduled to expire on June 30, 2021.  The term of Mr. Agree’s employment under the Agreement extends through September 30, 2023, and will automatically renew for successive two-year periods unless either party provides notice of non-renewal at least 60 days prior to the expiration of any term.  The Agreement revises and updates, as applicable, Mr. Agree’s salary, incentive compensation, termination, death and disability, and change in control provisions, as well as provides for a one-time extension bonus.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors, however, is the adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Additional factors which may cause actual results to differ materially from current expectations include, but are not limited to: the factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; global and national economic conditions and changes in general economic, financial and real estate market conditions; the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies; the Company’s concentration with certain tenants and in certain markets, which may make the Company more susceptible to adverse events; changes in the Company’s business strategy; risks that the Company’s acquisition and development projects will fail to perform as expected; adverse changes and disruption in the retail sector and the financing stability of the Company’s tenants, which could impact tenants’ ability to pay rent and expense reimbursement; the Company’s ability to pay dividends; risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; loss of key management personnel; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; the Company’s ability to renew or re-lease space as leases expire; limitations in the Company’s tenants’ leases on real estate tax, insurance and operating cost reimbursement obligations; loss or bankruptcy of one or more of the Company’s major tenants, and bankruptcy laws that may limit the Company’s remedies if a tenant becomes bankrupt and rejects its leases; potential liability for environmental contamination, which could result in substantial costs; the Company’s level of indebtedness, which could reduce funds available for other business purposes and reduce the Company’s operational flexibility; covenants in the Company’s credit agreements and unsecured notes, which could limit our flexibility and adversely affect our financial condition; credit market developments that may reduce availability under our revolving credit facility; an increase in market interest rates which could raise the Company’s interest costs on existing and future debt; a decrease in interest rates, which may lead to additional competition for the acquisition of real estate or adversely affect the Company’s results of operations; the Company’s hedging strategies, which may not be successful in mitigating the Company’s risks associated with interest rates; legislative or regulatory changes, including changes to laws governing real estate investment trusts (“REITs”); the Company’s ability to maintain its qualification as a REIT for federal income tax purposes and the limitations imposed on its business by its status as a REIT; and the Company’s failure to qualify as a REIT for federal income tax purposes, which could adversely affect the Company’s operations and ability to make distributions.

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994.  The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, (the Operating Partnership), of which the Company is the sole general partner and in which the Company held a 99.4% interest as of September 30, 2020.  Under the partnership agreement of the Operating Partnership, we, as the sole general partner, have exclusive responsibility and discretion in the management and control of the Operating Partnership.  As of September 30, 2020, the Company’s portfolio consisted of 1,027 properties located in 45 states and totaling approximately 21.0 million square feet of gross leasable area (“GLA”).

As of September 30, 2020, the Company’s portfolio was approximately 99.8% leased and had a weighted average remaining lease term of approximately 9.8 years. A significant majority of our properties are leased to national tenants and approximately 62.2% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

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

In addition, we cannot predict the impact that COVID-19 will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us.  The Company received second and third quarter rent payments from approximately 92% and 97% of its portfolio, respectively. In addition, as is believed to be the case with all retail landlords, the Company received numerous short-term rent relief requests, most often in the form of rent deferral requests. To date, the Company has entered into lease modifications that deferred 4% and 2% of rent originally contracted for the second and third quarters of 2020, respectively.  These rent deferral percentages are net of any repayments that have since occurred. Not all tenant requests have resulted or will ultimately result in modification agreements, nor is the Company forgoing its contractual rights under its lease agreements.  Second and third quarter collections, rent relief requests, and rent concessions to date may not be indicative of collections, requests, or concessions in any future period.

Refer to Note 2 – Summary of Significant Accounting Policies - Rent Concessions – COVID-19 to the Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q regarding the Company’s accounting policies for rent concessions.  Pursuant to the Company’s accounting elections, rental revenue continued to be recognized for tenants subject to deferral agreements, as long as such agreements did not result in a substantial increase in our rights as the lessor.  As a result, rent deferrals did not have a material impact on revenues for the three or nine months ended September 30, 2020.

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

Results of Operations

Overall

The Company’s real estate investment portfolio grew from approximately $2.1 billion in gross investment amount representing 789 properties with 14.0 million square feet of GLA as of September 30, 2019 to approximately $3.0 billion in gross investment amount representing 1,027 properties with 21.0 million square feet of GLA at September 30, 2020. The Company’s real estate investments were made throughout and between the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2020 on acquisitions that were made during 2019. Similarly, the full rental income impact of acquisitions made during 2020 to-date will not be seen until the remainder of 2020.

Acquisitions

During the three months ended September 30, 2020, the Company acquired 91 retail net lease assets for approximately $458.8 million, which includes acquisition and closing costs. These properties are located in 26 states and are leased to 26 different tenants operating in 15 diverse retail sectors for a weighted average lease term of approximately 11.5 years. The underwritten weighted-average capitalization rate on the Company’s third quarter 2020 acquisitions was approximately 6.4%.1

During the nine months ended September 30, 2020, the Company acquired 217 retail net lease assets for approximately $958.3 million, which includes acquisition and closing costs. These properties are located in 35 states and are leased to 38 different tenants operating in 18 diverse retail sectors for a weighted average lease term of approximately 11.2 years. The underwritten weighted-average capitalization rate on the Company’s year-to-date 2020 acquisitions was approximately 6.4%.1

Dispositions

During the three months ended September 30, 2020, the Company sold two properties for net proceeds of $3.4 million and recorded a net gain of $1.0 million.  During the nine months ended September 30, 2020, the Company sold 16 properties for net proceeds of $46.0 million and recorded a net gain of $7.6 million.

1 When used within this discussion, “weighted-average capitalization rate” for acquisitions and dispositions is defined by the Company as the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the purchase and sales prices.

Development and Partner Capital Solutions

During the three months ended September 30, 2020, the Company completed two development or Partner Capital Solutions projects.

During the nine months ended September 30, 2020, the Company completed six development or Partner Capital Solutions projects.  At September 30, 2020, the Company had four development or Partner Capital Solutions projects under construction.

Comparison of Three Months Ended September 30, 2020 to Three Months Ended September 30, 2019

	Three Months Ended		Variance
	September 30, 2020	September 30, 2019	(in dollars)	(percentage)
Rental Income	$63,701	$48,020	$15,681	33%
Real Estate Tax Expense	$5,516	$3,674	$1,842	50%
Property Operating Expense	$2,108	$1,598	$510	32%
Land Lease Expense	$325	$354	$(29)	(8)%
Depreciation and Amortization Expense	$17,327	$11,897	$5,430	46%

The variances in rental income, real estate tax expense, property operating expense, land lease expense and depreciation and amortization expense shown above were due to the acquisitions and ownership of additional properties during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, as further described under Results of Operations - Overall above.

General and administrative expenses increased $1.0 million, or 24%, to $4.8 million for the three months ended September 30, 2020, compared to $3.8 million for the three months ended September 30, 2019.  The increase was primarily the result of increased employee headcount and increased compensation costs.  General and administrative expenses as a percentage of total revenue decreased to 7.5% in the third quarter of 2020 from 8.0% in the third quarter of 2019.

Provision for impairment increased $2.9 million, to $2.9 million for the three months ended September 30, 2020, compared to $0 for the three months ended September 30, 2019.  Provisions for impairment reflect the amount by which current book value exceeds estimated fair value and are not necessarily comparable period-to-period.

Interest expense increased $1.8 million, or 22%, to $10.2 million for the three months ended September 30, 2020, compared to $8.4 million for the three months ended September 30, 2019.  The increase in interest expense was primarily a result of higher levels of borrowings in the third quarter of 2020 in comparison to the third quarter of 2019. Borrowings increased in order to finance the acquisition and development of additional properties. Acquisition and development activity increased in the third quarter of 2020 compared to the prior period.

Gain on sale of assets decreased $1.6 million, or 63%, to $1.0 million for the three months ended September 30, 2020, compared to $2.6 million for the three months ended September 30, 2019.  Gains on sales of assets are dependent on levels of disposition activity and the assets’ bases relative to their sales prices.  As a result, such gains are not necessarily comparable period-to-period.

Income tax expense increased $0.1 million, or 66%, to $0.3 million for the three months ended September 30, 2020 compared to $0.2 million for the three months ended September 30, 2019. The increase in income tax expense was primarily due to the acquisition and the ownership of additional properties during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Net income increased $0.6 million, or 3%, to $21.4 million for the three months ended September 30, 2020, compared to $20.8 million for the three months ended September 30, 2019. The change was the result of the items discussed above.

Comparison of Nine Months Ended September 30, 2020 to Nine Months Ended September 30, 2019

	Nine Months Ended		Variance
	September 30, 2020	September 30, 2019	(in dollars)	(percentage)
Rental Income	$176,960	$135,240	$41,720	31%
Real Estate Tax Expense	$15,058	$11,016	$4,042	37%
Property Operating Expense	$6,303	$4,832	$1,471	30%
Land Lease Expense	$977	$922	$55	6%
Depreciation and Amortization Expense	$47,067	$32,597	$14,470	44%

The variances in rental income, real estate tax expense, property operating expense, land lease expense and depreciation and amortization expense shown above were due to the acquisitions and ownership of additional properties during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, as further described under Results of Operations - Overall above.

General and administrative expenses increased $2.3 million, or 19%, to $14.0 million for the nine months ended September 30, 2020, compared to $11.7 million for the nine months ended September 30, 2019.  The increase was primarily the result of increased employee headcount and increased compensation costs.  General and administrative expenses as a percentage of total revenue decreased to 7.9% in the first nine months of 2020 from 8.7% in the first nine months of 2019.

Provision for impairment increased $2.4 million, or 148%, to $4.0 million for the nine months ended September 30, 2020, compared to $1.6 million for the nine months ended September 30, 2019. Provisions for impairment reflect the amount by which current book value exceeds estimated fair value and are not necessarily comparable period-to-period.

Interest expense increased $4.9 million, or 21%, to $28.3 million for the nine months ended September 30, 2020, compared to $23.4 million for the nine months ended September 30, 2019.  The increase in interest expense was primarily a result of higher levels of borrowings year-to-date in 2020 in comparison to the corresponding period of 2019. Borrowings increased in order to finance the acquisition and development of additional properties. Acquisition and development activity increased in the first nine months of 2020 compared to the prior period.

Gain on sale of assets decreased $1.4 million, or 16%, to $7.6 million for the nine months ended September 30, 2020, compared to $9.0 million for the nine months ended September 30, 2019.  Gains on sales of assets are dependent on levels of disposition activity and the assets’ bases relative to their sales prices.  As a result, such gains are not necessarily comparable period-to-period.

Income tax expense increased to $0.8 million for the nine months ended September 30, 2020 compared to $0.2 million for the nine months ended September 30, 2019. The Company recorded a one-time credit of $0.5 million during the nine months ended September 30, 2019 to reflect a reduction in the Company’s deferred tax liability of one of its taxable REIT subsidiaries.

Net income increased $10.2 million, or 18%, to $68.2 million for the nine months ended September 30, 2020, compared to $58.0 million for the nine months ended September 30, 2019. The change was the result of the items discussed above.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on its outstanding indebtedness, dividends and distributions to our stockholders and holders of the units of the Operating Partnership (the “Operating Partnership Units”), and future property acquisitions and development.

The Company expects to meet its short-term liquidity requirements through cash provided from operations and borrowings under its Revolving Credit Facility (as defined in Debt – Senior Unsecured Revolving Credit Facility below). As of September 30, 2020, available cash and cash equivalents, including cash held in escrow was $16.2 million. As of September 30, 2020, the Company had $20.0 million outstanding on its revolving credit facility and $480.0 million was available for future borrowings, subject to its compliance with covenants. The Company anticipates funding its long-term capital needs through cash provided from operations, borrowings under its revolving credit facility, the issuance of debt and common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

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

Capitalization

As of September 30, 2020, the Company’s total market capitalization was approximately $4.6 billion. Total market capitalization consisted of $3.5 billion of common equity (based on the September 30, 2020 closing price on the NYSE of $63.64 per common share) and assuming the conversion of Operating Partnership Units and $1.1 billion of total debt, including (i) $20.0 million of borrowings under its revolving credit facility; (ii) $240.0 million of unsecured term loans; (iii) $860.0 million of senior unsecured notes; (iv) $33.6 million of mortgage notes payable, less (v) cash, cash equivalents and cash held in escrow of $16.2 million. The Company’s total debt to enterprise value was 24.6% at September 30, 2020.

At September 30, 2020, the non-controlling interest in the Operating Partnership represented ownership of 0.6% of the Operating Partnership. The Operating Partnership Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all Operating Partnership Units, there would have been 55,718,144 shares of common stock outstanding at September 30, 2020.

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

In April 2020, the Company completed a follow-on public offering of 2,875,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 375,000 shares of common stock.  Upon closing, the Company issued 2,875,000 shares and received net proceeds of $170.4 million, after deducting fees and expenses.

Also in April 2020, the Company entered into a follow-on public offering to sell an aggregate of 6,166,666 shares of common stock in connection with a forward sale agreement (the “April 2020 Forward”).  During the three months ended September 30, 2020, the Company settled 1,515,000 shares of common stock under the April 2020 Forward, realizing net proceeds of approximately $88.0 million. The remaining 4,651,666 shares of common stock available for issuance under the April 2020 Forward are required to be settled no later than April 20, 2021.

2019 ATM Program

In July 2019, the Company entered into a $400.0 million at-the-market equity (“ATM”) program (the “2019 ATM Program”) through which the Company, from time to time, sold shares of common stock. During the third quarter of 2019, the Company issued 444,228 shares of common stock under the 2019 ATM Program, at an average price of $74.30, realizing net proceeds of $32.6 million. In addition to selling shares of common stock, the Company also entered into forward sale agreements through the 2019 ATM Program, as described below.

During the fourth quarter of 2019, the Company entered into forward sale agreements in connection with the 2019 ATM Program to sell an aggregate of 2,003,118 shares of common stock. Additionally, during the first quarter of 2020, the Company entered into forward sale agreements in connection with the 2019 ATM Program to sell an aggregate of 3,169,754 shares of common stock. During the nine months ended September 30, 2020, the Company settled all forward sale agreements under the 2019 ATM Program realizing net proceeds of $359.5 million.

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

During the first three quarters of 2020, the Company entered into forward sale agreements to sell an aggregate of 1,832,846 shares of common stock. The Company has since settled 204,074 shares of these forward sale agreements, realizing net proceeds of $12.5 million. The Company is required to settle the remaining outstanding shares of common stock under the 2020 ATM Program by various dates between April and September 2021.

After considering the 1,628,772 shares of common stock subject to forward sale agreements and including shares issued under the 2020 ATM Program, the Company had approximately $278.0 million of availability remaining under the 2020 ATM Program as of September 30, 2020.

2018 ATM Program

In May 2018, the Company entered into a $250.0 million ATM program (“2018 ATM Program”) through which the Company, from time to time, sold shares of common stock and entered into forward sale agreements. During the nine months ended September 30, 2019, the Company issued 886,768 shares of common stock under the 2018 ATM Program, realizing net proceeds of approximately $58.5 million.  The 2018 ATM Program was subsequently terminated, and no future issuances will occur under the 2018 ATM Program.

Debt

The below table summarizes the Company’s outstanding debt as of September 30, 2020 and December 31, 2019 (in thousands):

	Interest		Principal Amount Outstanding
Senior Unsecured Revolving Credit Facility	Rate	Maturity	September 30, 2020	December 31, 2019
Credit Facility (1)	0.97%	January 2024	$20,000	$89,000
Total Credit Facility			$20,000	$89,000

Unsecured Term Loans (2)
2023 Term Loan	2.40%	July 2023	40,000	40,000
2024 Term Loan Facility	3.09%	January 2024	65,000	65,000
2024 Term Loan Facility	3.20%	January 2024	35,000	35,000
2026 Term Loan	4.26%	January 2026	100,000	100,000
Total Unsecured Term Loans			$240,000	$240,000

Senior Unsecured Notes (2)
2025 Senior Unsecured Notes	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Notes	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes (3)	3.49%	October 2030	350,000	—
2031 Senior Unsecured Notes	4.42%	October 2031	125,000	125,000
Total Senior Unsecured Notes			$860,000	$510,000

Mortgage Notes Payable (2)
Single Asset Mortgage Loan	6.24%	February 2020	$—	2,775
CMBS Portfolio Loan	3.60%	January 2023	23,640	23,640
Single Asset Mortgage Loan	5.01%	September 2023	4,639	4,779
Portfolio Credit Tenant Lease	6.27%	July 2026	5,363	5,921
Total Mortgage Notes Payable			$33,642	$37,115

Total Principal Amount Outstanding			$1,153,642	$876,115
(1)	The annual interest rate of the Revolving Credit Facility (defined below) assumes one-month LIBOR as of September 30, 2020 of 0.15%.
(2)	Interest rate includes the effects of variable interest rates that have been swapped to fixed interest rates.
(3)	The principal amount outstanding for the $350.0 million 2030 Senior Unsecured Public Notes is presented excluding their original issue discount.

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

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures July 2023 (the “2023 Term Loan”). Borrowings under the 2023 Term Loan are priced at LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap agreement to fix LIBOR at 140 basis points until maturity. As of September 30, 2020, $40.0 million was outstanding under the 2023 Term Loan, which was subject to an all-in interest rate of 2.40%, including the swap.

The Credit Agreement extended the maturity dates of the $65 Million Term Loan and the $35 Million Term Loan to January 2024. In connection with entering into the Credit Agreement, the prior notes evidencing the existing $65 Million Term Loan and $35 Million Term Loan were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at a variable LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company utilized existing interest rate swap agreements to effectively fix the LIBOR at 213 basis points until September 2020 for the $35 Million Term Loan and July 2021 for the $65 Million Term Loan (refer to Note 9 – Derivative Instruments and Hedging Activity). As of September 30, 2020, $100.0 million was outstanding under the 2024 Term Loan Facilities, bearing an all-in interest rate of 3.13%, including the swaps.

In December 2018, the Company entered into a $100.0 million unsecured term loan facility that matures January 2026 (the “2026 Term Loan”). Borrowings under the 2026 Term Loan are priced at LIBOR plus 145 to 240 basis points, depending on the Company’s credit rating. The Company entered into interest rate swap agreements to fix LIBOR at 266 basis points until maturity. As of September 30, 2020, $100.0 million was outstanding under the 2026 Term Loan, which was subject to an all-in interest rate of 4.26%, including the swap.

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

All of the senior unsecured notes described in the preceding paragraphs were sold to only institutional investors in private placements pursuant to Section 4(a)(2) of the Securities Act of 1933.

In August 2020, the Operating Partnership completed an underwritten public offering of $350.0 million aggregate principal amount of 2.900% Notes due 2030 (the “2030 Senior Unsecured Public Notes”). The 2030 Senior Unsecured Public Notes are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership. The terms of the 2030 Senior Unsecured Public Notes are governed by an indenture, dated August 17, 2020, among the Operating Partnership, the Company and U.S. Bank National Association, as trustee (as amended and supplemented by an officer’s certificate dated August 17, 2020, the “Indenture”). The Indenture contains various restrictive covenants, including limitations on the ability of the guarantors and the issuer to incur additional indebtedness and requirements to maintain a pool of unencumbered assets. The Company terminated related swap agreements of $200.0 million that hedged the 2030 Senior Unsecured Public Notes. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the $350.0 million aggregate principal amount of 2031 Senior Unsecured Notes is 3.49%.

Mortgage Notes Payable

As of September 30, 2020, the Company had total gross mortgage indebtedness of $33.6 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $40.1 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.22% as of September 30, 2020 and 4.40% as of December 31, 2019.

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

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of September 30, 2020, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of September 30, 2020.

Cash Flows

Operating - Substantially all of the Company’s cash from operations is generated by rental income from its investment portfolio.  Net cash provided by operating activities for the nine months ended September 30, 2020 increased by $2.3 million over the same period in 2019, primarily due to the increase in the size of the Company’s real estate investment portfolio, partially offset by a cash payment at settlement of outstanding interest rate swap agreements.

Investing - Net cash used in investing activities was $385.5 million higher during the nine months ended September 30, 2020, compared to the same period in 2019.  Acquisitions of properties during the first nine months of 2020 were $396.5 million higher than the same period in 2019, due to overall increases in the level of acquisition activity.  Development costs during the nine months ended September 30, 2020 were $.5 million higher than the same period in 2019, due to the timing of costs incurred related to the Company’s development activity.  Proceeds from asset sales increased by $11.5 million during the nine months ended September 30, 2020 compared to the same period in 2019. Proceeds from asset sales are dependent on levels of disposition activity and the specific assets sold. Proceeds from asset sales are not necessarily comparable period-to-period.

Financing - Net cash provided by financing activities was $400.5 million higher during the nine months ended September 30, 2020, compared to the same period in 2019.  Net proceeds from the issuance of common stock and borrowings increased by $352.6 million during the nine months ended September 30, 2020 compared to the same period in 2019, primarily to fund the increased level of acquisitions occurring in 2020.  Net proceeds from the issuance of senior unsecured notes increased by $349.7 million during the nine months ended September 30, 2020, compared to the same period in 2019, primarily to fund the increased level of acquisitions occurring in 2020. In addition, borrowings on the Revolving Credit Facility decreased by $298.0 million during the nine months ended September 30, 2020, compared to the same period in 2019, due to increased level of equity and debt proceeds in 2020.  The Company increased its total dividends and distributions paid to its stockholders and non-controlling owners by $17.7 million during the first nine months of 2020 compared to the same period in 2019.  The Company’s annualized dividend during the third quarter of 2020 is $2.40 per common share, a 5.3% increase over the annualized $2.28 per common share declared in the third quarter of 2019.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2020 (in thousands):

	Remainder of
	2020	2021	2022	2023	2024	Thereafter	Total
Mortgage Notes Payable	$240	$998	$1,060	$28,725	$963	$1,656	$33,642
Revolving Credit Facility	—	—	—	—	20,000	—	20,000
Unsecured Term Loans	—	—	—	40,000	100,000	100,000	240,000
Senior Unsecured Notes	—	—	—	—	—	860,000	860,000
Land Lease Obligations	267	1,015	789	789	789	30,584	34,233
Estimated Interest Payments on Outstanding Debt (1)	11,048	31,939	31,877	30,491	26,592	132,878	264,825
Total	$11,555	$33,952	$33,726	$100,005	$148,344	$1,125,118	$1,452,700

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

Dividends

During the quarter ended September 30, 2020, the Company declared a quarterly dividend of $0.60 per share. The cash dividend was paid on October 9, 2020 to holders of record on September 25, 2020.

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

Core Funds from Operations (“Core FFO”)

The Company defines Core FFO as Nareit FFO with the addback of noncash amortization of above- and below- market lease intangibles. Under Nareit’s definition of FFO, lease intangibles created upon acquisition of a net lease must be amortized over the remaining term of the lease. The Company believes that by recognizing amortization charges for above- and below-market lease intangibles, the utility of FFO as a financial performance measure can be diminished.  Management believes that its measure of Core FFO facilitates useful comparison of performance to its peers who predominantly transact in sale-leaseback transactions and are thereby not required by GAAP to allocate purchase price to lease intangibles.  Unlike many of its peers, the Company has acquired the substantial majority of its net-leased properties through acquisitions of properties from third parties or in connection with the acquisitions of ground leases from third parties.

Core FFO should not be considered an alternative to net income as the primary indicator of the Company’s operating performance, or as an alternative to cash flow as a measure of liquidity. Further, the Company’s presentation of Core FFO is not necessarily comparable to similarly titled measures of other REITs due to the fact that all REITs may not use the same definition.

Adjusted Funds from Operations (“AFFO”)

AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. AFFO further adjusts FFO and Core FFO for certain non-cash and/or infrequently recurring items that reduce or increase net income computed in accordance with GAAP. Management considers AFFO a useful supplemental measure of the Company’s performance; however, AFFO should not be considered an alternative to net income as an indication of its performance, or to cash flow as a measure of liquidity or ability to make distributions. The Company’s computation of AFFO may differ from the methodology for calculating AFFO used by other equity REITs, and therefore may not be comparable to such other REITs.

Reconciliations

The following table provides a reconciliation from net income to FFO, Core FFO and AFFO for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Reconciliation from Net Income to Funds from Operations
Net income	$21,416	$20,781	$68,210	$58,020
Depreciation of rental real estate assets	12,669	8,866	34,387	24,785
Amortization of lease intangibles - in-place leases and leasing costs	4,523	2,965	12,315	7,618
Provision for impairment	2,868	—	3,996	1,609
(Gain) loss on sale of assets	(970)	(2,597)	(7,567)	(8,973)
Funds from Operations	$40,506	$30,015	$111,341	$83,059

Amortization of above (below) market lease intangibles, net	3,964	3,381	11,552	9,882
Core Funds from Operations	$44,470	$33,396	$122,893	$92,941

Straight-line accrued rent	(2,294)	(1,975)	(5,614)	(5,165)
Deferred tax expense (benefit)	—	—	—	(475)
Stock based compensation expense	1,233	1,033	3,471	2,972
Amortization of financing costs	223	176	560	541
Non-real estate depreciation	135	66	365	194
Adjusted Funds from Operations	$43,767	$32,696	$121,675	$91,008

Funds from Operations Per Share - Diluted	$0.74	$0.70	$2.16	$2.03
Core Funds from Operations Per Share - Diluted	$0.81	$0.78	$2.39	$2.27
Adjusted Funds from Operations Per Share - Diluted	$0.80	$0.77	$2.36	$2.22

Weighted average shares and Operating Partnership Units outstanding
Basic	54,069,575	42,180,076	50,985,188	40,340,322
Diluted	54,903,291	42,665,661	51,499,081	40,973,060

Additional supplemental disclosure
Scheduled principal repayments	$236	$543	$699	$2,150
Capitalized interest	$54	$118	$109	$321
Capitalized building improvements	$973	$240	$3,248	$1,200
Contractual rents subject to deferral [1]	$1,000		$3,157
Uncollected contractual rents not subject to deferral [1]	$494		$2,693

1Beginning in the second quarter of 2020, the Company began providing supplemental disclosures due to the COVID-19 pandemic. “Contractual rent” for any period means the recurring cash amount charged to tenants, inclusive of monthly base rent and recurring operating cost reimbursements due pursuant to lease agreements, for such period. “Contractual rents subject to deferral” are presented net of amounts repaid under deferral agreements. “Uncollected contractual rents not subject to deferral” as used within this table exclude rents that have been deemed uncollectible for purpose of ASC 842. Rents deemed uncollectible are excluded from the reported net income and funds from operations measures in the reconciliation above.

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

($ in thousands)

	2020	2021	2022	2023	2024	Thereafter	Total
Mortgage Notes Payable	$240	$998	$1,060	$28,725	$963	$1,656	$33,642
Average Interest Rate	6.02%	6.02%	6.02%	3.89%	6.27%	6.27%

Unsecured Revolving Credit Facility (1)	$—	$—	$—	$—	$20,000	$—	$20,000
Average Interest Rate					1.09%

Unsecured Term Loans	$—	$—	$—	$40,000	$100,000	$100,000	$240,000
Average Interest Rate				2.40%	3.13%	4.21%

Senior Unsecured Notes	$—	$—	$—	$—	$—	$860,000	$860,000
Average Interest Rate						3.98%

(1)	The balloon payment balance includes the balance outstanding under the Revolving Credit Facility as of September 30, 2020. The Revolving Credit Facility matures in January 2024, with options to extend the maturity date by six months up to two times, for a maximum maturity of January 2025.

The fair value is estimated to be $35.1 million, $251.5 million and $970.8 million for mortgage notes payable, unsecured term loans and senior unsecured notes, respectively, as of September 30, 2020.

The table above incorporates those exposures that exist as of September 30, 2020; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. These swaps effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of September 30, 2020, these interest rate swaps were valued as a liability of approximately $1.0 million.

In September 2017, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of September 30, 2020, this interest rate swap was valued as a liability of approximately $1.4 million.

In December 2018, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $100.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.66%. These swaps effectively converts $100.0 million of variable-rate borrowings to fixed-rate borrowings from December 27, 2018 to January 15, 2026. As of September 30, 2020, these interest rate swaps were valued as a liability of approximately $12.5 million.

In October 2019, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.4275%. This swap effectively converts $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 12, 2021 to January 12, 2024. As of September 30, 2020, this interest rate swap was valued as a liability of approximately $2.0 million.

Also in October 2019, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.4265%. This swap effectively converts $35.0 million of variable-rate borrowings to fixed-rate borrowings from September 29, 2020 to January 12, 2024. As of September 30, 2020, this interest rate swap was valued as a liability of approximately $1.5 million.

In August 2020, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt.  The Company is hedging its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending February 2022.  As of September 30, 2020, these interest rate swaps were valued as an asset of approximately $0.3 million.

The Company does not use derivative instruments for trading or other speculative purposes and the Company did not have any other derivative instruments or hedging activities as of September 30, 2020.

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

In addition, our employees based at our headquarters have been working remotely to varying extents. The effects of restrictions on our operations, including future restrictions and extended periods of remote work arrangements, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.  The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

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

The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.        Defaults upon Senior Securities

None.

ITEM 4.        Mine Safety Disclosures

Not applicable.

ITEM 5.        Other Information

Not applicable.

ITEM 6.        EXHIBITS

4.1

Indenture, dated as of August 17, 2020, among the Agree Limited Partnership, Agree Realty Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 17, 2020).

4.2

Indenture Officer’s Certificate, dated as of August 17, 2020, among the Agree Limited Partnership, Agree Realty Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 17, 2020).

4.3	Form of Global Note for 2.900% Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 17, 2020).

4.4

Form of Guarantee by and among Agree Limited Partnership, the Guarantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 17, 2020).

*10.1+	Employment Agreement dated June 18, 2020, between Agree Realty Corporation and Craig Erlich.

*10.2+	Addendum to Employment Agreement dated August 19, 2020, between Agree Realty Corporation and Craig Erlich.

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Clayton R. Thelen, Chief Financial Officer

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Clayton R. Thelen, Chief Financial Officer

*101

The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020 formatted in Inline iXBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

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

Date: October 19, 2020