Form 10-K
period 2020-12-31
AGREE REALTY CORP
filed 2021-02-18
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-12928

AGREE REALTY CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	38-3148187
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

70 E. Long Lake Road, Bloomfield Hills, Michigan (Address of principal executive offices)	48304 (Zip Code)

(248) 737-4190

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.0001 par value	ADC	New York Stock Exchange

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ⌧

The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was $3,538,555,255 as of June 30, 2020, based on the closing price of $65.71 on the New York Stock Exchange on that date.

At February 16, 2021, there were 63,471,483 shares of common stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholder meeting to be held in 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K as noted herein.

AGREE REALTY CORPORATION

PART I

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors, however, is the adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Additional factors which may cause actual results to differ materially from current expectations include, but are not limited to:  global and national economic conditions and changes in general economic, financial and real estate market conditions; the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies; the Company’s concentration with certain tenants and in certain markets, which may make the Company more susceptible to adverse events; changes in the Company’s business strategy; risks that the Company’s acquisition and development projects will fail to perform as expected; adverse changes and disruption in the retail sector and the financing stability of the Company’s tenants, which could impact tenants’ ability to pay rent and expense reimbursement; the Company’s ability to pay dividends; risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; loss of key management personnel; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; the Company’s ability to renew or re-lease space as leases expire; limitations in the Company’s tenants’ leases on real estate tax, insurance and operating cost reimbursement obligations; loss or bankruptcy of one or more of the Company’s major tenants, and bankruptcy laws that may limit the Company’s remedies if a tenant becomes bankrupt and rejects its leases; potential liability for environmental contamination, which could result in substantial costs; the Company’s level of indebtedness, which could reduce funds available for other business purposes and reduce the Company’s operational flexibility; covenants in the Company’s credit agreements and unsecured notes, which could limit the Company’s flexibility and adversely affect its financial condition; credit market developments that may reduce availability under the Company’s revolving credit facility; an increase in market interest rates which could raise the Company’s interest costs on existing and future debt; a decrease in interest rates, which may lead to additional competition for the acquisition of real estate or adversely affect the Company’s results of operations; the Company’s hedging strategies, which may not be successful in mitigating the Company’s risks associated with interest rates; legislative or regulatory changes, including changes to laws governing real estate investment trusts (“REITs”); the Company’s ability to maintain its qualification as a REIT for federal income tax purposes and the limitations imposed on its business by its status as a REIT; and the Company’s failure to qualify as a REIT for federal income tax purposes, which could adversely affect the Company’s operations and ability to make distributions.

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

Item 1:       Business

General

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994. The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership of which the Company is the sole general partner and in which it held a 99.4% interest as of December 31, 2020. Under the partnership agreement of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.  As of December 31, 2020, the Company’s portfolio consisted of 1,129 properties located in 46 states and totaling approximately 22.7 million square feet of gross leasable area (“GLA”).

As of December 31, 2020, the Company’s portfolio was approximately 99.5% leased and had a weighted average remaining lease term of approximately 9.7 years. A significant majority of the Company’s properties are leased to national tenants and approximately 67.5% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

As of December 31, 2020, the Company had 49 full-time employees, covering acquisitions, development, legal, asset management, accounting, finance, administrative and executive functions.

The Company was incorporated in December 1993 under the laws of the State of Maryland.  We believe that we have operated, and we intend to continue to operate, in such a manner to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). In order to maintain qualification as a REIT, the Company must, among other things, distribute at least 90% of its REIT taxable income each year and meet asset and income tests. Additionally, its charter limits ownership of the Company, directly or constructively, by any single person to 9.8% of the value or number of shares, whichever is more restrictive, of its outstanding common stock and 9.8% of the value of the aggregate of all of its outstanding stock, subject to certain exceptions. As a REIT, the Company is not subject to federal income tax with respect to that portion of our income that is distributed currently to its stockholders.

Our principal executive offices are located at 70 E. Long Lake Road, Bloomfield Hills, MI 48304 and our telephone number is (248) 737-4190. We maintain a website at www.agreerealty.com. Our reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Exchange Act and can be accessed through this site, free of charge, as soon as reasonably practicable after we electronically file or furnish such reports. These filings are also available on the SEC’s website at www.sec.gov. Our website also contains copies of our corporate governance guidelines and code of business conduct and ethics, as well as the charters of our audit, compensation and nominating and governance committees. The information on our website is not part of this report.

Recent Developments

For a discussion of business developments that occurred in 2020, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” later in this report.  Certain summarized highlights are contained below.

Investments and Disposition Activity

During 2020, the Company completed approximately $1.34 billion of investments in net leased retail real estate, including acquisition and closing costs. Total investment volume includes the acquisition of 317 properties for an aggregate purchase price of approximately $1.31 billion and the completed development of nine properties for an aggregate cost of approximately $31.1 million. These 326 properties are net leased to 47 different tenants operating in 20 sectors and are located in 40 states. These assets are 100% leased for a weighted average lease term of approximately 11.3 years.

During 2020, the Company sold 17 properties for net proceeds of $47.7 million.

Leasing

During 2020, excluding properties that were sold, the Company executed new leases, extensions or options on more than 518,000 square feet of GLA throughout its portfolio. The annualized base contractual rent associated with these new leases, extensions or options is approximately $7.6 million.

Dividends

The Company increased its quarterly dividend per share from $0.585 in March 2020 to $0.600 in June 2020 and further increased our quarterly dividend per share to $0.620 in December 2020.

The fourth quarter 2020 dividend per share of $0.62 represents an annualized dividend of $2.48 per share and an annualized dividend yield of approximately 3.7% based on the last reported sales price of our common stock listed on the NYSE of $66.58 on December 31, 2020.

The Company’s board of directors has authorized a transition to a monthly cash dividend commencing January 2021.

The Company has paid a quarterly cash dividend for 107 consecutive quarters and, although we expect to continue our policy of paying regular dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our recent pattern of increasing dividends per share or what our actual dividend yield will be in any future period.

Rental Payments Update in Light of COVID-19

During 2020, the Company received second, third, and fourth quarter rent payments originally contracted for those quarters from 95%, 98% and 99% of its portfolio, respectively.  During 2020, the Company also entered into deferral agreements representing 2%, 2% and less than 1% of second, third and fourth quarter rents, respectively, net of repayments received.

Financing

Equity

During 2020, the Company completed follow-on public offerings of common stock under its shelf registration statement, issuing a total of 9,041,666 shares.  These offerings generated total net proceeds of $525.0 million.

In March 2020, the Company entered into a new $400.0 million at-the-market (“ATM”) equity program (the “2020 ATM Program”) through which the Company, from time to time, may sell shares of common stock. In addition to selling shares of common stock, the Company has entered into forward sale agreements through the 2020 ATM Program.

During 2020, under the 2020 ATM Program and predecessor ATM programs, the Company issued 8,506,928 shares of common stock, generating net proceeds of $372.0 million, after deducting fees and expenses. Additionally, as of December 31, 2020, the Company had outstanding forward sale agreements under the 2020 ATM Program for 3,129,982 shares of common stock.  The Company is required to settle these forward agreements by various dates between May and December 2021.

After considering the 3,129,982 shares of common stock subject to forward sale agreements and including shares issued under the 2020 ATM Program, the Company had approximately $177.7 million of availability remaining under the 2020 ATM Program as of December 31, 2020.

Debt

In August 2020, the Operating Partnership completed an underwritten public offering of $350.0 million aggregate principal amount of 2.900% Notes due 2030 (the “2030 Senior Unsecured Public Notes”). The 2030 Senior Unsecured Public Notes are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership.  Considering the effect of terminated swap agreements related to the 2030 Senior Unsecured Public Notes, the blended all-in rate to the Company for the $350.0 million aggregate principal amount is 3.49%.

Business Strategies

Our primary business objective is to generate consistent stockholder returns by primarily investing in and actively managing a diversified portfolio of retail properties net leased to industry leading tenants. The following is a discussion of our investment, financing and asset management strategies.

Investment

We are primarily focused on the long-term, fee simple ownership of properties net leased to national or large, regional retailers operating in sectors we believe to be more e-commerce and recession resistant than other retail sectors. Our leases are typically long-term net leases that require the tenant to pay all property operating expenses, including real estate taxes, insurance and maintenance. We believe that a diversified portfolio of such properties provides for stable and predictable cash flow.

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

Acquisitions: Our acquisitions platform was launched in April 2010 in order to expand our investment capabilities by pursuing opportunities that meet both our real estate and return on investment criteria.

We believe that development and PCS projects have the potential to generate superior risk-adjusted returns on investment in properties that are substantially similar to those we acquire.

We focus on four core principles that underlie our investment criteria:

●	e-commerce resistance, focusing on leading operators in e-commerce resistant sectors or those that have matured in omni-channel structure;
●	recession resistance, emphasizing a balanced portfolio with exposure to counter-cyclical sectors and retailers with strong credit profiles;
●	avoidance of private equity sponsorship, minimizing exposure to the possibility of such sponsorship overleveraging their acquisitions and reducing retailers’ abilities to invest in their businesses; and
●	adherence to strong real estate fundamentals and fungible buildings, protecting against unforeseen changes to our investment philosophies.

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

Financing

We seek to maintain a capital structure that provides us with the flexibility to manage our business and pursue our growth strategies, while allowing us to service our debt requirements and generate appropriate risk-adjusted returns for our stockholders. We believe these objectives are best achieved by a capital structure that consists primarily of common equity and prudent amounts of debt financing. However, we may raise capital in any form and under terms that we deem acceptable and in the best interest of our stockholders.

We have previously utilized common stock equity offerings, secured mortgage borrowings, unsecured bank borrowings, private placements and public offerings of senior unsecured notes and the sale of properties to meet our capital requirements. We continually evaluate our financing policies on an on-going basis in light of current economic conditions, access to various capital markets, relative costs of equity and debt securities, the market value of our properties and other factors.

We occasionally sell common stock through forward sale agreements, enabling the Company to set the price of shares upon pricing the offering while delaying the issuance of shares and the receipt of the net proceeds by the Company.

As of December 31, 2020, the Company’s ratio of total debt to enterprise value, assuming the conversion of limited partnership interests in the Operating Partnership (“Operating Partnership Units”) into shares of common stock, was approximately 23.4%, and its ratio of total debt to total gross assets (before accumulated depreciation) was approximately 30.0%.

As of December 31, 2020, our total debt outstanding before deferred financing costs was $1.23 billion, including $33.4 million of secured mortgage debt that had a weighted average fixed interest rate of 4.21% (including the effects of interest rate swap agreements) and a weighted average maturity of 2.7 years, $1.10 billion of unsecured borrowings that had a weighted average fixed interest rate of 3.87% (including the effects of interest rate swap agreements) and a weighted average maturity of 8.0 years, and $92.0 million of floating rate borrowings under our revolving credit facility at a weighted average interest rate of approximately 1.01%.

Certain financial agreements to which the Company is a party contain covenants that limit its ability to incur debt under certain circumstances; however, our organizational documents do not limit the absolute amount or percentage of indebtedness that we may incur. As such, we may modify our borrowing policies at any time without stockholder approval.

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

Significant Tenants

No tenant accounted for more than 10.0% of our annualized base rent as of December 31, 2020. See “Item 2 – Properties” for additional information on our top tenants and the composition of our tenant base.

Regulation

Environmental

Investments in real property create the potential for environmental liability on the part of the owner or operator of such real property. If hazardous substances are discovered on or emanating from a property, the owner or operator of the property may under certain statutory schemes be held strictly liable for all costs and liabilities relating to such hazardous substances. We have obtained a Phase I environmental study (which involves inspection without soil sampling or ground water analysis) conducted by independent environmental consultants on each of our properties and, in certain instances, have conducted additional investigation, including Phase II environmental assessments.

We have no knowledge of any hazardous substances existing on our properties in violation of any applicable laws; however, no assurance can be given that such substances are not currently located on any of our properties.

We believe that we are in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Furthermore, we have not received notice from any governmental authority of any noncompliance, liability or other claim in connection with any of our properties.

Americans with Disabilities Act of 1990

Our properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). Investigation of a property may reveal non-compliance with the ADA. Our tenants will typically have primary responsibility for complying with the ADA, but we may incur costs if the tenant does not comply. As of December 31, 2020, we have not received notice from any governmental authority, nor are we otherwise aware, of any non-compliance with the ADA that we believe would have a material adverse effect on our business, financial position or results of operations.

Human Capital

Team Members and Values

As of December 31, 2020, the Company had 49 full-time team members covering acquisitions, development, legal, asset management, accounting, finance, administrative, and executive functions as compared to 41 full-time team members as of December 31, 2019. The increased headcount is attributable to the Company’s need to support its current and future portfolio growth.

Our core values are the foundation of our Company culture and include:

●	Challenging ourselves to improve every facet of our business.
●	Exemplifying an ownership mentality in our choices.
●	Our team members are expected to be consistent and persistent in building the success of our business.
●	We expect our team members to be disciplined in all aspects of the business.
●	Team members are expected to think strategically.

We work to attract the best talent externally to meet the current and future demands of our business.  We utilize social media, professional recruiters and other organizations to find motivated and talented team members and employ competency-based behavioral interviewing techniques.

Talent Management

Professional development is a cornerstone of our talent management system, and we diligently work to develop talent from within. We emphasize professional development through both technical and soft-skill development and training. To empower team members to reach their potential, the Company provides a range of on-the-job training and mentoring, knowledge sharing, continuing education and “lunch-and-learn” programs.  Our talent management practices include the utilization of our core competency frameworks, professional development plans, career pathing and succession planning and carefully designed promotion and internal mobility opportunities.

Our team member goal setting and performance feedback processes include formal quarterly and annual reviews, self and team leader reviews, as well as ongoing one-on-one meetings with team leaders. Professional development plans based on critical competencies are created and monitored to ensure progress is made along established timelines.

Financial and Health Wellness

As part of our compensation philosophy, we offer and maintain market competitive total rewards programs for team members in order to attract and retain superior talent. These programs not only include wages and incentives, but also health, welfare, and retirement benefits.

Our compensation philosophies include:

●	Total compensation that is both fair and competitive. The Company seeks fairness in total compensation with reference to external and internal comparisons.
●	Attract, retain and motivate team members. Compensation is used to achieve business objectives by attracting, retaining and motivating top talent.
●	Reward superior individual and Company performance on both a short-term and long-term basis. Performance-based pay aligns the interests of management with the interests of our stockholders and motivates and rewards individual efforts and company success.
●	Align executives’ long-term interests with those of our stockholders. The Company seeks to align these interests by providing a significant portion of executive officer compensation in the form of restricted common stock.

The structure of our compensation programs balance incentive earnings for both short-term and long-term performance. Specifically, the programs include a base salary, incentive compensation through annual cash bonuses and equity participation, and a retirement plan with Company match.

The “Agree Wellness Program” affords team members paid time off and holidays, fully equipped on-site fitness amenities, and leaves of absence for specified events.  Insurance coverage for all team members and their dependents, including medical, dental, vision, disability, and life insurance. The Company pays 100% of medical, short-term, long-term, and life insurance premiums for the Company team members and their families.

COVID-19

During 2020, we have focused on the safety of our team members in response to the COVID-19 pandemic. To do so we have:

●	closed our offices for non-essential functions and added remote work flexibility;
●	increased cleaning protocols;
●	initiated regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
●	implemented screening of any team members and vendors at our offices;
●	established new physical distancing procedures for team members who need to be on-site;
●	provided additional personal protective equipment and cleaning supplies;
●	implemented protocols to address actual and suspected COVID-19 cases and potential exposure;
●	limited non-essential travel for all team members; and
●	required masks to be worn by all team members when on-site.

Environmental, Social and Governance (ESG)

Environmental Sustainability

The Company, through its team members, understands that corporate and environmental responsibility is an ongoing endeavor and looks forward to being a steward of the environment and meeting the goals of its tenant partners. We remain committed to using our time, talents, resources and relationships to grow in a manner that makes the world and the environment better for future generations.

The Company’s focus on industry leading, national and super-regional retailers provides for long-term relationships with some of the most environmentally conscientious retailers in the world. This is particularly meaningful because the Company’s portfolio is primarily comprised of properties that are leased to tenants under long-term net leases where the tenant is generally responsible for maintaining the property and implementing environmentally responsible practices. We are proud to know that our tenants have pioneered the use of environmentally-preferable solutions in their business practices in many ways. Additionally, the Company’s award-winning headquarters buildings utilize green technologies including programmable thermostats, Low-E window glass, LEED HVAC systems and LED occupancy-sensored lighting.

Social Company Culture and Team Members

The Agree Wellness Program focuses on physical and financial wellness to enhance employee well-being.  The Company believes that team members who are healthy, fit, financially secure and motivated are team members who achieve personal and professional success.  Ongoing professional development is offered to help all team members advance their careers.  The Company regularly sponsors local charities and received numerous local awards recognizing its outstanding corporate culture and wellness initiatives. The Company supports healthy living through enhanced health insurance, on-site gym, training and education, various complementary meal programs and many other benefits.

We support team members with generous cash compensation plans, equity ownership programs, retirement plans and ongoing access to financial planning resources. Team members are compensated for their performance and rewarded for their outstanding work. Alignment of individual, team, corporate and stockholder objectives provides for continuity, teamwork and increased collaboration. Our team members are paid commensurate with their qualifications, responsibilities, productivity, quality of work and adherence to our core values.

The Agree Culture Committee is composed of team members from departments throughout the organization. The Company’s Culture Committee hosts a variety of events that are focused on team building and camaraderie as well as contributing to the communities in which they live.

Governance Fiduciary Duties and Ethics

We believe that nothing is more important than a company’s reputation for integrity and serving as a responsible fiduciary for its stockholders. We are committed to managing the Company for the benefit of our stockholders and are focused on maintaining good corporate governance.

Our Board has ten directors, eight of whom are independent.  Four new independent directors have been added since 2018.  Independent directors meet regularly, without the presence of officers or team members.  A Lead Independent Director was appointed in 2019.

The Board has adopted an insider trading policy that applies to all directors, officers and team members.  The Company does not have a stockholder rights plan (“poison pill”) and maintains stock ownership guidelines for directors and named executive officers requiring specified levels of stock ownership.  Time-vested stock grants to officers and team members vest over a five-year period to provide long-term alignment, while performance-based stock grants to named executive officers utilize total shareholder return, with the amount of the grants intended to increase as total returns to stockholders increase, further enhancing alignment.  Our board of directors has established a succession plan for the Chief Executive Officer to cover emergencies and other occurrences.  Finally, the Company annually submits “say-on-pay” advisory votes and has received support in excess of 95% for the past four years.

In addition to annually reviewing and signing an acknowledgment of the Code of Business Conduct and Ethics, all team members adhere to the Company’s “Rules for Victory,” which include a framework that focuses on honesty, accountability, resourcefulness, dedication and passion for their work.

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

Item 1A:        Risk Factors

The following factors and other factors discussed in this Annual Report on Form 10-K could cause the Company’s actual results to differ materially from those contained in forward-looking statements made in this report or presented elsewhere in future SEC reports. You should carefully consider each of the risks, assumptions, uncertainties and other factors described below and elsewhere in this report, as well as any reports, amendments or updates reflected in subsequent filings or furnishings with the SEC. We believe these risks, assumptions, uncertainties and other factors, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results and could materially and adversely affect our business operations, results of operations, financial condition and liquidity.

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

Many states and cities, including where we own properties, have development sites and where our principal place of business is located, have also reacted by instituting quarantines, social distancing requirements, restrictions on travel, “shelter in place” rules, restrictions on the types of businesses that may continue to operate and/or restrictions on the types of construction projects that may continue. Although many of these jurisdictions have lifted some of these restrictions, the Company cannot predict whether and to what extent the restrictions will be reinstated, whether additional states and cities will implement similar restrictions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and our tenants operate. A number of our tenants have announced temporary closures of their stores and requested rent deferral or rent abatement during this pandemic.

In addition, our team members based at our headquarters have been working remotely to varying extents. The effects of restrictions on our operations, including future restrictions and extended periods of remote work arrangements, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

●	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;
●	the reduced economic activity severely impacts our tenants’ businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;
●	the reduced economic activity could result in a prolonged recession, which could negatively impact consumer discretionary spending;
●	difficulty accessing debt and equity capital on attractive terms, or at all, impacts to our credit ratings, and a prolonged severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants’ ability to fund their business operations and meet their obligations to us;
●	the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our Revolving Credit Facility and other debt agreements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our Revolving Credit Facility and pay dividends;
●	any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions;
●	a continued decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties;
●	a deterioration in our or our tenants’ ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants’ efficient operations could adversely affect our operations and those of our tenants; and
●	the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption.

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

The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth herein and in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 could be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

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

If a tenant becomes bankrupt or insolvent, that could diminish the income we receive from that tenant’s leases. We may not be able to evict a tenant solely because of its bankruptcy. On the other hand, a bankruptcy court might authorize the tenant to terminate its leasehold with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be an unsecured claim subject to statutory limitations, and therefore any amounts received in bankruptcy are likely to be substantially less valuable than the remaining rent we otherwise were owed under the leases. In addition, any payment on a claim we have for unpaid past rent could be substantially less than the amount owed.

Our portfolio is concentrated in certain states, which makes us more susceptible to adverse events in these areas.

Our properties are located in 46 states throughout the United States and in particular, the state of Texas (where 85 properties out of 1,129 properties are located, or 7.7% of our annualized base rent was derived as of December 31, 2020), Michigan (72 properties, or 6.8% of our annualized base rent) and North Carolina (66 properties, or 5.7% of our annualized base rent). An economic downturn or other adverse events or conditions such as natural disasters in any of these areas, or any other area where we may have significant concentration in the future, could result in a material reduction of our cash flows or material losses to our company.

Our tenants are concentrated in certain retail sectors, which makes us susceptible to adverse conditions impacting these sectors.

As of December 31, 2020, 9.8%, 8.3% and 8.1% of our annualized contractual base rent and interest was derived from tenants operating in, the home improvement, grocery store and tire and auto service sectors, respectively.  Similarly, we have concentrations in other sectors such as general merchandise, off-price retail and convenience stores.  Any decrease in consumer demand for the products and services offered by our tenants operating in any industries for which we have concentrations could have an adverse effect on our tenants’ revenues, costs and results of operations, thereby adversely affecting their ability to meet their lease obligations to us.  As we continue to invest in properties, our portfolio may become more or less concentrated by industry sector.

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

We own a limited number of properties through leasehold interests in the land underlying the buildings and we may acquire additional properties in the future that are subject to similar ground leases. As lessee under a ground lease, we are exposed to the possibility of losing our interest in the property upon termination, or an earlier breach by us, of the ground lease, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock. Our ground leases contain certain provisions that may limit our ability to sell certain of our properties. In order to assign or transfer our rights and obligations under certain of our ground leases, we generally must obtain the consent of the landlord which, in turn, could adversely impact the price realized from any such sale.

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

We expect to continue to pay regular dividends to our stockholders. However, we bear all expenses incurred by our operations, and our funds generated by operations, after deducting these expenses, may not be sufficient to cover desired levels of dividends to our stockholders. We cannot assure our stockholders that sufficient funds will be available to pay dividends.

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount, and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions, or other limitations under our indebtedness, annual dividend requirements or the REIT provisions of the Internal Revenue Code, state law and such other factors as our board of directors deems relevant. Further, we may issue new shares of common stock as compensation to our employees or in connection with public offerings or acquisitions. Any future issuances may substantially increase the cash required to pay dividends at current or higher levels.

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

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes and we rely on commercially available systems, software, tools and monitoring to provide infrastructure and security for processing, transmitting and storing information. Any failure, inadequacy or interruption could materially harm our business. Furthermore, our business is subject to risks from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber-attack. Cybersecurity incidents could cause operational interruption, damage to our business relationships, private data exposure (including personally identifiable information, or proprietary and confidential information, of ours and our team members, as well as third parties) and affect the efficiency of our business operations. Any such incidents could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information and reduce the benefits of our technologies.

A loss of key management personnel could adversely affect our performance.

As an internally managed company, we are dependent on the efforts and performance of our key management. We cannot guarantee we will retain any of our senior leadership team and they could be difficult to replace. The loss of their services until suitable replacements are found could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry personnel, all of which could materially and adversely affect us.

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

At December 31, 2020, our ratio of total debt to enterprise value (assuming conversion of Operating Partnership Units into shares of common stock) was approximately 23.4%. Incurring substantial debt may adversely affect our business and operating results by:

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

In addition, the use of leverage presents an additional element of risk in the event that (1) the cash flow from lease payments on our properties is insufficient to meet debt obligations, (2) we are unable to refinance our debt obligations as necessary or on as favorable terms, (3) there is an increase in interest rates, (4) we default on our financial obligations or (5) debt service requirements increase. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the property could be foreclosed upon with a consequential loss of income and asset value to us.

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

The London Inter-Bank Offered Rate (“LIBOR”) is being phased-out as a reference rate for debt and hedging agreements and may require us to transition LIBOR-based contracts to an alternative reference rate.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for USD LIBOR in derivatives and other financial contracts.  The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets.  Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR.  If that were to occur, our interest payments could change.  In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

The Company has contracts that are indexed to LIBOR, including its revolving credit facility and interest rate swap agreements, and is monitoring and evaluating the related risks, which include interest paid on loans and amounts received and paid on derivative instruments.  These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur.  The value of loans, securities or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued.

If a contract is not transitioned to an alternative reference rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.

While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could occur if, for example, sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.  Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges, such as adjusting interest rate accrual calculations and building a term structure for an alternative rate.  The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR.  Adjustments to systems and mathematical models to properly process and account for alternative rates will be required, which may strain the model risk management and information technology functions and result in substantial incremental costs for the Company.

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

We have a staggered board. Our directors are divided into three classes serving three-year staggered terms. The staggering of our board of directors may discourage offers for the Company or make an acquisition more difficult, even when an acquisition may be viewed to be in the best interest of our stockholders.

We could issue stock without stockholder approval. Our board of directors could, without stockholder approval, issue authorized but unissued shares of our common stock or preferred stock. In addition, our board of directors could, without stockholder approval, classify or reclassify any unissued shares of our common stock or preferred stock and set the preferences, rights and other terms of such classified or reclassified shares. Our board of directors could establish a series of stock that could, depending on the terms of such series, delay, defer or prevent a transaction or change of control that might involve a premium price for our common stock or otherwise be viewed to be in the best interest of our stockholders.

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

In addition, our bylaws contain a provision exempting from the control share acquisition statute Richard Agree, Edward Rosenberg, any spouses or the foregoing, any brothers or sisters of the foregoing, any ancestors of the foregoing, any other lineal descendants of any of the foregoing, any estates of any of the foregoing, any trusts established for the benefit of any of the foregoing and any other entity controlled by any of the foregoing, our other officers, our team members, any of the associates or affiliates of the foregoing and any other person acting in concert of as a group with any of the foregoing.

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

Our charter, our bylaws, the limited partnership agreement of the Operating Partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be viewed to be in the best interest of our stockholders.

Future offerings of debt and equity may not be available to us or may adversely affect the market price of our common stock.

We expect to continue to increase our capital resources by making additional offerings of equity and debt securities in the future, which could include classes or series of preferred stock, common stock and senior or subordinated notes. Our ability to raise additional capital may be restricted at a time when we would like or need, including as a result of market conditions. Future market dislocations could cause us to seek sources of potentially less attractive capital and impact our flexibility to react to changing economic and business conditions. All debt securities and other borrowings, as well as all classes or series of preferred stock, will be senior to our common stock in a liquidation of our company. Additional equity offerings could dilute our stockholders’ equity and reduce the market price of shares of our common stock. In addition, depending on the terms and pricing of an additional offering of our common stock and the value of our properties, our stockholders may experience dilution in both the book value and fair value of their shares. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after an offering or the perception that such sales could occur, and this could materially and adversely affect our ability to raise capital through future offerings of equity or equity-related securities. In addition, we may issue preferred stock or other securities convertible into equity securities with a distribution preference or a liquidation preference that may limit our ability to make distributions on our common stock. Our ability to estimate the amount, timing or nature of additional offerings is limited as these factors will depend upon market conditions and other factors.

An officer and director may have interests that conflict with the interests of stockholders.

An officer and member of our board of directors owns Operating Partnership Units. This individual may have personal interests that conflict with the interests of our stockholders with respect to business decisions affecting us and the Operating Partnership, such as interests in the timing and pricing of property sales or refinancing in order to obtain favorable tax treatment.

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

We will be subject to increased taxation if we fail to qualify as a REIT for federal income tax purposes. Although we believe that we are organized and operate in such a manner so as to qualify as a REIT under the Internal Revenue Code, no assurance can be given that we will remain so qualified. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations. The complexity of these provisions and applicable treasury regulations is also increased in the context of a REIT that holds its assets in partnership form. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. Additionally, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the approval of our stockholders. A REIT that annually distributes at least 90% of its taxable income to its stockholders generally is not taxed at the corporate level on such distributed income. We have not requested and do not plan to request a ruling from the Internal Revenue Service (the “IRS”) that we qualify as a REIT.

If we fail to qualify as a REIT, we will face tax consequences that will substantially reduce the funds available for payment of cash dividends:

●	We would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates.
●	We may be subject to increased state and local taxes.
●	Unless we are entitled to relief under statutory provisions, we could not elect to be treated as a REIT for four taxable years following the year in which we failed to qualify.

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

Changes to the federal income tax laws are proposed regularly. Additionally, the REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain such changes could have an adverse impact on our business and financial results. In particular, H.R. 1, which took effect for taxable years that began on or after January 1, 2018 (subject to certain exceptions), made many significant changes to the federal income tax laws that profoundly impacted the taxation of individuals, corporations (both regular C corporations as well as corporations that have elected to be taxed as REITs), and the taxation of taxpayers with overseas assets and operations. A number of changes that affect non-corporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our stockholders in various ways, some of which are adverse or potentially adverse compared to prior law. While the IRS has issued some guidance with respect to certain of the new provisions, there are numerous interpretive issues that will require further guidance. It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or further changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future. In addition, while certain elements of tax reform legislation do not impact us directly as a REIT, they could impact the geographic markets in which we operate, the tenants that populate our properties and the customers who frequent our properties in ways, both positive and negative, that are difficult to anticipate. Other legislative proposals could be enacted in the future that could affect REITs and their stockholders. Prospective investors are urged to consult their tax advisors regarding the effect of H.R. 1 and any other potential tax law changes on an investment in our common stock.

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

Subject to some adjustments that are unique to REITs, a REIT generally must distribute 90% of its taxable income. For the purpose of determining taxable income, we may be required to accrue interest, rent and other items treated as earned for tax purposes but that we have not yet received. In addition, we may be required not to accrue as expenses for tax purposes some expenses that actually have been paid, including, for example, payments of principal on our debt, or some of our deductions might be disallowed by the IRS. As a result, we could have taxable income in excess of cash available for distribution. If this occurs, we may have to borrow funds or liquidate some of our assets in order to meet the distribution requirement applicable to a REIT.

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

Even if we remain qualified as a REIT for federal income tax purposes, we will be required to pay certain federal, state and local taxes on our income and property. For example, we will be subject to federal income tax on any of our REIT taxable income (including capital gains) that we do not distribute annually to our stockholders. Additionally, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we will undertake sales of assets if those assets become inconsistent with our long-term strategic or return objectives, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise. The need to avoid prohibited transactions could cause us to forego or defer sales of properties that might otherwise be in our best interest to sell.

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

Item 1B:       Unresolved Staff Comments

There are no unresolved staff comments.

Item 2:          Properties

As of December 31, 2020, our portfolio consisted of 1,129 properties located in 46 states and totaling approximately 22.7 million square feet of GLA.

As of December 31, 2020, our portfolio was approximately 99.5% leased and had a weighted average remaining lease term of approximately 9.7 years. A significant majority of our properties are leased to national tenants and approximately 67.5% of our annualized base rent was derived from tenants, or parents thereof, with an investment grade credit rating. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically subject to future rent increases based on fixed amounts or increases in the consumer price index and certain leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

Tenant Diversification

The following table presents annualized base rents for all tenants that generated 1.5% or greater of our total annualized base rent as of December 31, 2020:

($ in thousands)
	Annualized	% of Ann.
Tenant / Concept	Base Rent (1)	Base Rent
Walmart	$21,089	7.3%
Dollar General	12,545	4.4%
Tractor Supply	12,457	4.3%
Best Buy	10,493	3.7%
TJX Companies	10,450	3.6%
Sherwin-Williams	10,077	3.5%
O'Reilly Auto Parts	9,411	3.3%
Hobby Lobby	7,631	2.7%
TBC Corporation	6,948	2.4%
Lowe's	6,901	2.4%
Home Depot	6,841	2.4%
Walgreens	6,594	2.3%
Burlington	6,526	2.3%
CVS	6,421	2.2%
Dollar Tree	6,216	2.2%
Kroger	5,919	2.1%
Wawa	5,536	1.9%
AutoZone	5,268	1.8%
LA Fitness	5,091	1.8%
Sunbelt Rentals	4,992	1.7%
Other(2)	120,028	41.7%
Total	$287,434	100.0%
(1)	Represents annualized contractual base rent on a straight-line basis as of December 31, 2020.
(2)	Includes tenants generating less than 1.5% of annualized contractual base rent.

Tenant Sector Diversification

The following table presents annualized base rents for all sectors as of December 31, 2020:

($ in thousands)
	Annualized	% of Ann.
Tenant Sector	Base Rent (1)	Base Rent
Home Improvement	$28,208	9.8%
Grocery Stores	23,794	8.3%
Tire and Auto Service	23,257	8.1%
General Merchandise	20,958	7.3%
Convenience Stores	19,904	6.9%
Off-Price Retail	19,188	6.7%
Auto Parts	17,882	6.2%
Dollar Stores	17,552	6.1%
Pharmacy	13,835	4.8%
Farm and Rural Supply	13,408	4.7%
Consumer Electronics	12,051	4.2%
Crafts and Novelties	9,835	3.4%
Health and Fitness	7,077	2.5%
Home Furnishings	5,485	1.9%
Restaurants - Quick Service	5,363	1.9%
Equipment Rental	5,318	1.9%
Health Services	5,271	1.8%
Warehouse Clubs	4,988	1.7%
Specialty Retail	4,862	1.7%
Dealerships	4,820	1.7%
Discount Stores	4,565	1.6%
Theaters	3,854	1.3%
Entertainment Retail	3,117	1.1%
Pet Supplies	2,597	0.9%
Restaurants - Casual Dining	2,314	0.8%
Sporting Goods	2,020	0.7%
Financial Services	2,001	0.7%
Apparel	1,260	0.4%
Shoes	1,019	0.4%
Beauty and Cosmetics	878	0.3%
Office Supplies	659	0.2%
Miscellaneous	94	—%
Total	$287,434	100.0%
(1)	Represents annualized contractual base rent on a straight-line basis as of December 31, 2020.

Geographic Diversification

The following table presents annualized base rents, by state, for our portfolio as of December 31, 2020:

($ in thousands)
	Annualized	% of Ann.
Tenant Sector	Base Rent (1)	Base Rent
Texas	$22,207	7.7%
Michigan	19,447	6.8%
North Carolina	16,296	5.7%
Ohio	16,231	5.6%
Florida	15,457	5.4%
Illinois	14,521	5.1%
Pennsylvania	12,053	4.2%
New Jersey	11,145	3.9%
Georgia	10,717	3.7%
California	10,577	3.7%
New York	9,437	3.3%
Wisconsin	9,283	3.2%
Virginia	8,397	2.9%
Missouri	8,177	2.8%
Mississippi	7,404	2.6%
Louisiana	7,304	2.5%
Other(2)	88,781	30.9%
Total	$287,434	100.0%
(1)	Represents annualized contractual base rent on a straight-line basis as of December 31, 2020.
(2)	Includes states generating less than 2.5% of annualized contractual base rent.

Lease Expirations

The following table presents contractual lease expirations within the Company’s portfolio as of December 31, 2020, assuming that no tenants exercise renewal options:

($ and GLA in thousands)
		Annualized Base Rent (1)		Gross Leasable Area
	Number of		% of		% of
Year	Leases	Dollars	Total	Square Feet	Total
2021	16	$2,594	0.9%	163	0.7%
2022	19	3,726	1.3%	344	1.5%
2023	42	8,236	2.9%	942	4.2%
2024	41	14,195	4.9%	1,623	7.2%
2025	64	15,410	5.4%	1,509	6.7%
2026	82	16,280	5.7%	1,589	7.0%
2027	81	17,989	6.3%	1,375	6.1%
2028	84	20,566	7.2%	1,797	8.0%
2029	110	32,814	11.4%	2,913	12.9%
2030	185	33,624	11.7%	2,661	11.8%
Thereafter	492	122,000	42.3%	7,647	33.9%
Total	1,216	$287,434	100%	22,563	100.0%
(1)	Represents annualized contractual base rent on a straight-line basis as of December 31, 2020.

Developments

In the fourth quarter of 2020, the Company completed three previously announced development and PCS projects, including the Company’s second development project with Harbor Freight Tools in Weslaco, Texas and its first development projects with O’Reilly Auto Parts and Tire Discounters in Mayflower, Arkansas and Westerville, Ohio, respectively.

During the fourth quarter of 2020, the Company commenced two new development and PCS projects, with total anticipated costs of approximately $6.2 million. The projects consist of the Company’s third development with Burlington in Texarkana, Texas, and the Company’s second development with Gerber Collision in Buford, Georgia.

Construction continued during the fourth quarter on the Company’s first development project with Grocery Outlet in Port Angeles, Washington, which is expected to be completed in the second quarter of 2021.

During the year ended December 31, 2020, the Company had 12 development or PCS projects completed or under construction. Anticipated total costs for those projects are approximately $43.2 million and include the following completed or commenced projects:

Actual or
			Lease	Anticipated Rent
Tenant	Location	Lease Structure	Term	Commencement	Status
ALDI	Frankfort, KY	Build-to-Suit	10 years	Q4 2019	Complete
Harbor Freight Tools	Frankfort, KY	Build-to-Suit	10 years	Q4 2019	Complete
Big Lots	Frankfort, KY	Build-to-Suit	10 years	Q1 2020	Complete
Tractor Supply	Hart, MI	Build-to-Suit	10 years	Q1 2020	Complete
Sunbelt Rentals	Converse, TX	Build-to-Suit	10 years	Q1 2020	Complete
Family Dollar	Grayling, MI	Build-to-Suit	7 Years	Q2 2020	Complete
TJ Maxx	Harlingen, TX	Build-to-Suit	10 years	Q3 2020	Complete
Burlington	Columbus, OH	Build-to-Suit	10 years	Q3 2020	Complete
Tractor Supply	Columbus, OH	Build-to-Suit	10 years	Q3 2020	Complete
Harbor Freight Tools	Weslaco, TX	Build-to-Suit	15 Years	Q4 2020	Complete
O'Reilly Auto Parts	Mayflower, AR	Build-to-Suit	10 years	Q4 2020	Complete
Tire Discounters	Westerville, OH	Build-to-Suit	15 Years	Q4 2020	Complete
Grocery Outlet	Port Angeles, WA	Build-to-Suit	15 years	Q2 2021	Under Construction
Burlington	Texarkana, TX	Build-to-Suit	11 years	Q2 2021	Under Construction
Gerber Collision	Buford, GA	Build-to-Suit	15 years	Q2 2021	Under Construction

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

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “ADC.” At February 16, 2021, there were 63,471,483 shares of our common stock issued and outstanding which were held by approximately 125 stockholders of record. The number of stockholders of record does not reflect persons or entities that held their shares in nominee or “street” name. In addition, at February 16, 2021 there were 347,619 outstanding Operating Partnership Units held by a limited partner other than our Company. The Operating Partnership Units are exchangeable into shares of common stock on a one-for-one basis.

Common stock repurchases during the three months ended December 31, 2020 were:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs
October 1, 2020 - October 31, 2020	—	$—	—	—
November 1, 2020 - November 30, 2020	—	—	—	—
December 1, 2020 - December 31, 2020	61	64.80	—	—
	61	$64.80	—	—

During the three months ended December 31, 2020, the Company withheld 61 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

There were no unregistered sales of equity securities during the three months ended December 31, 2020.

We intend to continue to declare regular dividends, having transitioned from a quarterly dividend to a monthly dividend beginning in 2021. However, our distributions are determined by our board of directors and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the board of directors deems relevant. We have historically paid cash dividends, although we may choose to pay a portion in stock dividends in the future. To qualify as a REIT, we must distribute at least 90% of our REIT taxable income prior to net capital gains to our stockholders, as well as meet certain other requirements. We must pay these distributions in the taxable year the income is recognized; or in the following taxable year if they are declared during the last three months of the taxable year, payable to stockholders of record on a specified date during such period and paid during January of the following year. Such distributions are treated for REIT tax purposes as paid by us and received by our stockholders on December 31 of the year in which they are declared. In addition, at our election, a distribution for a taxable year may be declared in the following taxable year if it is declared before we timely file our tax return for such year and if paid on or before the first regular dividend payment after such declaration. These distributions qualify as dividends paid for the 90% REIT distribution test for the previous year and are taxable to holders of our capital stock in the year in which paid.

For information about our equity compensation plan, please see “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Item 6:        Selected Financial Data

Not applicable.

Item 7:        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, and related notes thereto, included elsewhere in this Annual Report on Form 10-K and the “Cautionary Note Regarding Forward-Looking Statements” in “Item 1A – Risk Factors” above. Also refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2019 for additional discussion of our financial condition and results of operations, including a comparison of our results of operations for the years ended December 31, 2019 and December 31, 2018.

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the NYSE in 1994.  The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership, of which the Company is the sole general partner and in which the Company held a 99.4% interest as of December 31, 2020.  Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.  As of December 31, 2020, the Company’s portfolio consisted of 1,129 properties located in 46 states and totaling approximately 22.7 million square feet of GLA.

As of December 31, 2020, the Company’s portfolio was approximately 99.5% leased and had a weighted average remaining lease term of approximately 9.7 years. A significant majority of the Company’s properties are leased to national tenants and approximately 67.5% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of the Company’s tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

The Company elected to be taxed as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1994. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes and we intend to continue operating in such a manner.

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it is impacting our tenants and business partners. We are unable to predict the impact that the COVID-19 pandemic will ultimately have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak continues to rapidly evolve and, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Many states and cities, including where we own properties, have development sites and where our principal place of business is located, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on the types of businesses that may continue to operate, and/or restrictions on the types of construction projects that may continue. Although many of these jurisdictions have lifted some of these restrictions, we cannot predict whether and to what extent the restrictions will be reinstated, whether additional states and cities will implement similar restrictions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic is impacting almost every industry directly or indirectly, including industries in which we and our tenants operate. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets and consumer spending as well as other unanticipated consequences of the COVID-19 pandemic, remain unknown.

In addition, we cannot predict the impact that COVID-19 will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us.  The Company received second, third and fourth quarter rent payments from approximately 95%, 98% and 99% of its portfolio, respectively. In addition, as is believed to be the case with all retail landlords, the Company received numerous short-term rent relief requests, most often in the form of rent deferral requests. To date, the Company has entered into lease modifications that deferred 2%, 2% and less than 1% of rent originally contracted for the second, third and fourth quarters of 2020, respectively.   These rent deferral percentages are net of any repayments that have since occurred. Not all tenant requests have resulted or will ultimately result in modification agreements, nor is the Company forgoing its contractual rights under its lease agreements.  Collections, rent relief requests, and rent concessions to date may not be indicative of collections, requests, or concessions in any future period.

Refer to Note 2 – Summary of Significant Accounting Policies – Rent Concessions – COVID-19 to the consolidated financial statements within this Annual Report on Form 10-K regarding the Company’s accounting policies for rent concessions.  Pursuant to the Company’s accounting elections, rental revenue continued to be recognized for tenants subject to deferral agreements, as long as such agreements did not result in a substantial increase in the Company’s rights as the lessor.  As a result, rent deferrals did not have a material impact on revenues for the year ended December 31, 2020.

The impact of the COVID-19 pandemic on our rental revenue for future periods cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we continue to actively manage our response in collaboration with tenants, government officials and business partners and assess potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, see Part I, Item 1A, “Risk Factors.”

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

Accounting for Acquisitions of Real Estate

The acquisition of property for investment purposes is typically accounted for as an asset acquisition. The Company allocates the purchase price to land, building and identified intangible assets and liabilities, based in each case on their relative estimated fair values and without giving rise to goodwill. Intangible assets and liabilities represent the value of in-place leases and above- or below-market leases. Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition and the Company’s estimate of current market lease rates for the property.  In making estimates of fair values, the Company may use a number of sources, including data provided by independent third parties, as well as information obtained by the Company as a result of due diligence, including expected future cash flows of the property and various characteristics of the markets where the property is located. The use of different assumptions in the allocation of the purchase price of the acquired properties could affect the timing of recognition of the related revenue and expenses.

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

The COVID-19 pandemic has resulted in a number of our tenants temporarily closing their stores and/or requesting rent relief. The extent to which the COVID-19 pandemic continues to impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. As a result of the pandemic, an even greater level of uncertainty with respect to the judgment required to determine expected cash flows and fair values of properties for purposes of identifying or measuring impairment has arisen.

Results of Operations

Overall

The Company’s real estate investment portfolio grew from approximately $2.22 billion in gross investment amount representing 821 properties with 14.6 million square feet of gross leasable space as of December 31, 2019 to approximately $3.30 billion in gross investment amount representing 1,129 properties with 22.7 million square feet of gross leasable space at December 31, 2020. The Company’s real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2020 on acquisitions that were made during 2019. Similarly, the full rental income impact of acquisitions made during 2020 will not be recognized until 2021.

Acquisitions

During the year ended December 31, 2020, the Company acquired 317 retail net lease assets for approximately $1.31 billion, which includes acquisition and closing costs. These properties are located in 39 states and are leased to 45 different tenants operating in 20 diverse retail sectors for a weighted average lease term of approximately 11.3 years. The underwritten weighted average capitalization rate on the Company’s 2020 acquisitions was approximately 6.4%.1

Dispositions

During the year ended December 31, 2020, the Company sold 17 properties for net proceeds of $47.7 million and recorded a net gain of $8.0 million.  During the year ended December 31, 2019, the Company sold 16 properties for net proceeds of $65.5 million and recorded a net gain of $13.3 million.  The weighted average capitalization rate on the Company’s 2020 dispositions was approximately 7.1%.1

1 When used within this discussion, “weighted average capitalization rate” for acquisitions and dispositions is defined by the Company as the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the purchase and sale prices.

Development and Partner Capital Solutions

During the year ended December 31, 2020, the Company completed nine developments or PCS projects.  During the year ended December 31, 2019, the Company completed eight developments or PCS projects.  At December 31, 2020 the Company had three such projects under construction.

Comparison of Year Ended December 31, 2020 to Year Ended December 31, 2019

	Year Ended		Variance
	December 31, 2020	December 31, 2019	(in dollars)	(percentage)
Rental Income	$248,309	$187,279	$61,030	33%
Real Estate Tax Expense	$21,428	$15,520	$5,908	38%
Property Operating Expense	$9,023	$6,749	$2,274	34%
Depreciation and Amortization Expense	$66,758	$45,703	$21,055	46%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisition and the ownership of an increased number of properties during the year ended December 31, 2020 compared to the year ended December 31, 2019, as further described under Results of Operations - Overall above.

General and administrative expenses increased $5.2 million, or 34%, to $20.8 million for the year ended December 31, 2020, compared to $15.6 million for the year ended December 31, 2019.  The increase was primarily the result of increased employee headcount, which resulted in increased compensation costs, certain new executive employment agreements entered into in 2020 and increased professional costs.  General and administrative expenses as a percentage of total revenue remained consistent at 8.3% in the years ended December 31, 2020 and 2019.

Provision for impairment increased to $4.1 million for the year ended December 31, 2020, compared to $1.6 million for the year ended December 31, 2019. Provisions for impairment reflect the amount by which current book value exceeds estimated fair value and are not necessarily comparable period-to-period.

Interest expense increased $7.0 million, or 21%, to $40.1 million for the year ended December 31, 2020, compared to $33.1 million for the year ended December 31, 2019.  The increase in interest expense was primarily a result of higher levels of borrowings in 2020 in comparison to 2019, partially offset by a reduction in interest rates on certain debt. Borrowings increased in order to finance the acquisition and development of additional properties.  Acquisition activity increased in 2020 in comparison to the prior period.

Gain on sale of assets decreased to $8.0 million for the year ended December 31, 2020, compared to $13.3 million for the year ended December 31, 2019.  Gains on sales of assets are dependent on the levels of disposition activity and the assets’ basis relative to their sales prices.  As a result, such gains are not necessarily comparable period-to-period.

Income tax expense increased $0.6 million, or 102%, to $1.1 million for the year ended December 31, 2020, compared to $0.5 million for the year ended December 31, 2019. Income tax expense increased due to the acquisition and the ownership of additional properties during the year ended December 31, 2020 compared to the year ended December 31, 2019. Additionally, income tax expense in 2019 was offset by a one-time credit of $0.5 million to reflect a reduction in the Company’s deferred tax liability of one of its taxable REIT subsidiaries.

Net income increased $11.2 million, or 14%, to $92.0 million for the year ended December 31, 2020, compared to $80.8 million for the year ended December 31, 2019.  The change was the result of the items discussed above.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on our outstanding indebtedness, dividends and distributions to its stockholders and holders of Operating Partnership Units and future property acquisitions and development.

The Company expects to meet its short-term liquidity requirements through cash provided from operations and borrowings under its revolving credit facility. As of December 31, 2020, available cash and cash equivalents, including cash held in escrow, was $8.0 million. As of December 31, 2020, the Company had $92.0 million outstanding on its revolving credit facility and $407.8 million was available for future borrowings, subject to its compliance with covenants.  We anticipate funding our long-term capital needs through cash provided from operations, borrowings under our revolving credit facility, the issuance of debt and common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.  In December 2019, we amended and restated our revolving credit agreement, increasing our current and potential future borrowing capacity – see Senior Unsecured Revolving Credit Facility below.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, is uncertain and cannot be predicted and could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part I, Item 1A, “Risk Factors.”  Additionally, see COVID-19 above.

The full impact of the COVID-19 pandemic on the Company’s rental revenue and, as a result, future cash from operations cannot be determined at present.

Capitalization

As of December 31, 2020, the Company’s total enterprise value was approximately $5.24 billion.  Total enterprise value consisted of $4.02 billion of common equity (based on the December 31, 2020 closing price of Company common stock on the NYSE of $66.58 per share and assuming the conversion of Operating Partnership Units) and $1.22 billion of total debt including (i) $92.0 million of borrowings under its revolving credit facility; (ii) $240.0 million of unsecured term loans; (iii) $860.0 million of senior unsecured notes; (iv) $33.4 million of mortgage notes payable; less (v) cash, cash equivalents, and cash held in escrow of $8.0 million. The Company’s ratio of total debt to total enterprise value was 23.4% at December 31, 2020.

At December 31, 2020, the non-controlling interest in the Operating Partnership consisted of a 0.6% ownership interest in the Operating Partnership. The Operating Partnership Units may, under certain circumstances, be exchanged for shares of Company common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all Operating Partnership Units, there would have been 60,369,102 shares of common stock outstanding at December 31, 2020.

Equity

Shelf Registration and Follow-on Public Offerings

The Company has filed with the SEC an automatic shelf registration statement on Form S-3, registering an unspecified amount of common stock, preferred stock, depositary shares, warrants and guarantees of debt securities of the Operating Partnership, as well as an unspecified amount of debt securities of the Operating Partnership, at an indeterminate aggregate initial offering price. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered.  The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

In March 2018, the Company completed a follow-on public offering of 3,450,000 shares of common stock, which included the underwriters’ option to purchase an additional 450,000 shares of common stock, in connection with a forward sale agreement.  The offering, which included the full exercise of the underwriters’ option to purchase additional shares, was settled in its entirety in September 2018.  Upon settlement the Company issued 3,450,000 shares and received net proceeds of approximately $160.2 million after deducting fees and expenses.

In September 2018, the Company entered into a follow-on public offering of 3,500,000 shares of common stock in connection with a forward sale agreement (the “September 2018 Forward”).  The September 2018 Forward was settled in its entirety in April 2019.   Upon settlement the Company issued 3,500,000 shares and received net proceeds of approximately $186.0 million, after deducting fees and expenses.

In April 2019, the Company entered into a follow-on public offering to sell an aggregate of 3,162,500 shares of common stock (the “April 2019 Forward”) which included the full exercise of the underwriters’ option to purchase an additional 412,500 shares of common stock. The April 2019 Forward was settled in its entirety on December 30, 2019.  Upon settlement, the Company issued 3,162,500 shares of common stock and received net proceeds of approximately $195.8 million, after deducting fees and expenses.

In April 2020, the Company completed a follow-on public offering of 2,875,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 375,000 shares of common stock. Upon closing, the Company issued 2,875,000 shares and received net proceeds of $170.4 million, after deducting fees and expenses. Also in April 2020, the Company entered into a follow-on public offering to sell an aggregate of 6,166,666 shares of common stock in connection with a forward sale agreement (the “April 2020 Forward”). During the remainder of 2020, the Company settled the April 2020 Forward, realizing net proceeds of approximately $354.6 million, after deducting fees and expenses.

2018 ATM Program

In May 2018, the Company entered into a $250.0 million ATM program (“2018 ATM Program”) through which the Company, from time to time, sold shares of common stock and entered into forward sale agreements. During 2018 and 2019, the Company issued 3,057,263 and 886,768 shares of common stock, respectively, under the 2018 ATM Program, realizing net proceeds of approximately $180.3 and $58.5 million, respectively.  The 2018 ATM Program was subsequently terminated, and no future issuances will occur under the 2018 ATM Program.

2019 ATM Program

In July 2019, the Company entered into a $400.0 million ATM program (the “2019 ATM Program”) through which the Company, from time to time, sold shares of common stock. During the third quarter of 2019, the Company issued 444,228 shares of common stock under the 2019 ATM Program, realizing net proceeds of $32.6 million. In addition to selling shares of common stock, the Company also entered into forward sale agreements through the 2019 ATM Program, as described below.

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

During 2020, the Company entered into forward sale agreements to sell an aggregate of 3,334,056 shares of common stock. The Company has since settled 204,074 shares of these forward sale agreements, realizing net proceeds of $12.5 million. The Company is required to settle the remaining outstanding shares of common stock under the 2020 ATM Program by various dates between May and December 2021.

After considering the 3,129,982 shares of common stock subject to forward sale agreements and including shares issued under the 2020 ATM Program, the Company had approximately $177.7 million of availability remaining under the 2020 ATM Program as of December 31, 2020.

Subsequent Events

In January 2021, the Company completed a follow-on public offering of 3,450,000 shares of common stock, which included the underwriter’s option to purchase an additional 450,000 shares of common stock.  The offering resulted in net proceeds to the Company of approximately $221.4 million, after deducting the estimated offering expenses payable by the Company.

Debt

The below table summarizes the Company’s outstanding debt as of December 31, 2020 and December 31, 2019 (in thousands):

	Interest		Principal Amount Outstanding
Senior Unsecured Revolving Credit Facility	Rate	Maturity	December 31, 2020	December 31, 2019
Revolving Credit Facility (1)	0.97%	January 2024	$92,000	$89,000
Total Credit Facility			$92,000	$89,000

Unsecured Term Loans (2)
2023 Term Loan	2.40%	July 2023	$40,000	40,000
2024 Term Loan Facility	3.09%	January 2024	65,000	65,000
2024 Term Loan Facility	3.20%	January 2024	35,000	35,000
2026 Term Loan	4.26%	January 2026	100,000	100,000
Total Unsecured Term Loans			$240,000	$240,000

Senior Unsecured Notes (2)
2025 Senior Unsecured Notes	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Notes	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes (3)	3.49%	October 2030	350,000	—
2031 Senior Unsecured Notes	4.42%	October 2031	125,000	125,000
Total Senior Unsecured Notes			$860,000	$510,000

Mortgage Notes Payable (2)
Single Asset Mortgage Loan	6.24%	February 2020	$—	2,775
CMBS Portfolio Loan	3.60%	January 2023	23,640	23,640
Single Asset Mortgage Loan	5.01%	September 2023	4,622	4,779
Portfolio Credit Tenant Lease	6.27%	July 2026	5,172	5,921
Total Mortgage Notes Payable			$33,434	$37,115

Total Principal Amount Outstanding			$1,225,434	$876,115
(1)	The annual interest rate of the Revolving Credit Facility assumes one-month LIBOR as of December 31, 2020 of 0.14%.
(2)	Interest rate includes the effects of variable interest rates that have been swapped to fixed interest rates.
(3)	The principal amount outstanding for the $350.0 million 2030 Senior Unsecured Public Notes is presented excluding their original issue discount.

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

Concurrent with entering into the Credit Agreement, certain conforming changes, including customary financial covenants, were made to the 2023 Term Loan and 2026 Term Loan – see Unsecured Term Loan Facilities below.

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

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures July 2023 (the “2023 Term Loan”). Borrowings under the 2023 Term Loan are priced at LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap agreement to fix LIBOR at 140 basis points until maturity. As of December 31, 2020, $40.0 million was outstanding under the 2023 Term Loan, which was subject to an all-in interest rate of 2.40%, including the swap.

The Credit Agreement extended the maturity dates of the $65 Million Term Loan and the $35 Million Term Loan to January 2024. In connection with entering into the Credit Agreement, the prior notes evidencing the existing $65 Million Term Loan and $35 Million Term Loan were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company utilized existing interest rate swap agreements to effectively fix the LIBOR at 213 basis points until September 2020 for the $35 Million Term Loan and July 2021 for the $65 Million Term Loan.  Additional interest rate swap agreements were entered into to fix LIBOR at 143 basis points until maturity

(refer to Note 9 – Derivative Instruments and Hedging Activity). As of December 31, 2020, $100.0 million was outstanding under the 2024 Term Loan Facilities, bearing an all-in interest rate of 3.13%, including the swaps.

In December 2018, the Company entered into a $100.0 million unsecured term loan facility that matures January 2026 (the “2026 Term Loan”). Borrowings under the 2026 Term Loan are priced at LIBOR plus 145 to 240 basis points, depending on the Company’s credit rating. The Company entered into interest rate swap agreements to fix LIBOR at 266 basis points until maturity. As of December 31, 2020, $100.0 million was outstanding under the 2026 Term Loan, which was subject to an all-in interest rate of 4.26%, including the swap.

Senior Unsecured Notes

In May 2015, the Company and the Operating Partnership completed a private placement of $100.0 million principal amount of senior unsecured notes. The senior unsecured notes were sold in two series; $50.0 million of 4.16% notes due May 2025 (the “2025 Senior Unsecured Notes”) and $50.0 million of 4.26% notes due May 2027 (the “2027 Senior Unsecured Notes”).

In July 2016, the Company and the Operating Partnership completed a private placement of $60.0 million aggregate principal amount of 4.42% senior unsecured notes due July 2028 (the “2028 Senior Unsecured Notes”).

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

All of the senior unsecured notes described in the preceding paragraphs were sold to only institutional investors in private placements pursuant to Section 4(a)(2) of the Securities Act.

In August 2020, the Operating Partnership completed an underwritten public offering of $350.0 million aggregate principal amount of 2.900% 2030 Senior Unsecured Public Notes. The 2030 Senior Unsecured Public Notes are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership. The terms of the 2030 Senior Unsecured Public Notes are governed by an indenture, dated August 17, 2020, among the Operating Partnership, the Company and U.S. Bank National Association, as trustee (as amended and supplemented by an officer’s certificate dated August 17, 2020, the “Indenture”). The Indenture contains various restrictive covenants, including limitations on the ability of the guarantors and the issuer to incur additional indebtedness and requirements to maintain a pool of unencumbered assets. The Company terminated related swap agreements of $200.0 million that hedged the 2030 Senior Unsecured Public Notes. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the $350.0 million aggregate principal amount of 2031 Senior Unsecured Notes is 3.49%.

Mortgage Notes Payable

As of December 31, 2020, the Company had total gross mortgage indebtedness of $33.4 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $40.0 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.21% as of December 31, 2020 and 4.40% as of December 31, 2019.

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

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of December 31, 2020, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its material loan covenants and obligations as of December 31, 2020.

Cash Flows

Operating -- Substantially all of the Company’s cash from operations is generated by rental income from its investment portfolio.  Net cash provided by operating activities for the year ended December 31, 2020 increased by $16.2 million over 2019, primarily due to the increase in the size of the Company’s real estate investment portfolio, partially offset by a cash payment at settlement of outstanding interest rate swap agreements.

Investing -- Net cash used in investing activities was $632.3 million higher during the year ended December 31, 2020, compared to 2019.  Acquisitions of properties during 2020 were $618.6 million higher than 2019, due to overall increases in the level of acquisition activity.  Development costs during the year ended December 31, 2020 were $4.8 million lower than 2019, due to the timing of costs incurred related to the Company’s development activity.  Proceeds from asset sales decreased by $17.8 million during the year ended December 31, 2020 compared to 2019. Proceeds from asset sales are dependent on levels of disposition activity and the specific assets sold. Proceeds from asset sales are not necessarily comparable period-to-period.

Financing -- Net cash provided by financing activities was $593.7 million higher during the year ended December 31, 2020, compared to 2019.  Net proceeds from the issuance of common stock increased by $423.4 million during the year ended December 31, 2020 compared to 2019, primarily to fund the increased level of acquisitions occurring in 2020.  Net proceeds from the issuance of senior unsecured notes increased by $224.7 million during the year ended December 31, 2020, compared to 2019, also to fund the increased level of acquisitions occurring in 2020.  Increases in equity and debt issuances were partially offset by a decrease in net borrowings on the Revolving Credit Facility of  $67.0 million during the year ended December 31, 2020 compared to 2019.  The Company increased its total dividends and distributions paid to its stockholders and non-controlling owners by $25.9 million during 2020 compared to 2019.  The Company increased its quarterly dividend in the fourth quarter of 2020 to an annualized $2.48 per share of common stock, a 6.0% increase over the annualized $2.34 per share of common stock declared in the fourth quarter of 2019.

Contractual Obligations

In conducting our business, the Company enters into contractual obligations, including those for debt and operating leases for land. Detail of these obligations as of December 31, 2020, including expected settlement periods, is contained below in thousands):

	Payments due by period
	2021	2022	2023	2024	2025	Thereafter	Total
Mortgage Notes Payable	$998	$1,060	$28,758	$963	$1,026	$629	$33,434
Revolving Credit Facility	—	—	—	92,000	—	—	92,000
Unsecured Term Loans	—	—	40,000	100,000	—	100,000	240,000
Senior Unsecured Notes	—	—	—	—	50,000	810,000	860,000
Land Lease Obligations	1,033	1,026	1,031	1,031	1,031	30,036	35,188
Estimated Interest Payments on Outstanding Debt (1)	32,651	32,589	31,171	27,305	25,272	107,606	256,594
Total	$34,682	$34,675	$100,960	$221,299	$77,329	$1,048,271	$1,517,216
(1)	Estimated interest payments are based on (i) the stated rates for mortgage notes payable, including the effect of interest rate swap agreements and (ii) the stated rates for unsecured term loans, including the effect of interest rate swap agreements and assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates, and (iii) the stated rates for senior unsecured notes.

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

The following table provides a reconciliation of net income to FFO, Core FFO, and AFFO for the years ended December 31, 2020, 2019, and 2018:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Reconciliation from Net Income to Funds from Operations
Net income	$91,972	$80,763	$58,798
Depreciation of rental real estate assets	48,367	34,349	24,553
Amortization of lease intangibles - in-place leases and leasing costs	17,882	11,071	8,271
Provision for impairment	4,137	1,609	2,319
(Gain) loss on sale of assets	(8,004)	(13,306)	(11,180)
Funds from Operations	$154,354	$114,486	$82,761

Amortization of above (below) market lease intangibles, net	15,885	13,501	10,668
Core Funds from Operations	$170,239	$127,987	$93,429

Straight-line accrued rent	(7,818)	(7,093)	(4,648)
Deferred tax expense (benefit)	—	(475)	—
Stock based compensation expense	4,995	4,106	3,227
Amortization of financing costs	826	706	578
Non-real estate depreciation	509	283	146
Adjusted Funds from Operations	$168,751	$125,514	$92,732

Funds from Operations Per Share - Diluted	$2.93	$2.75	$2.53
Core Funds from Operations Per Share - Diluted	$3.23	$3.08	$2.85
Adjusted Funds from Operations Per Share - Diluted	$3.20	$3.02	$2.83

Weighted average shares and Operating Partnership Units outstanding
Basic	52,185,838	40,924,965	32,417,874
Diluted	52,744,353	41,571,233	32,748,741

Additional supplemental disclosure
Scheduled principal repayments	$907	$2,401	$3,337
Capitalized interest	$172	$410	$448
Capitalized building improvements	$5,581	$2,451	$1,635
Contractual rents subject to deferral [1]	$2,133
Uncollected contractual rents not subject to deferral [1]	$2,069

1Beginning in the second quarter of 2020, the Company began providing supplemental disclosures due to the COVID-19 pandemic. “Contractual rent” for any period means the recurring cash amount charged to tenants, inclusive of monthly base rent and recurring operating cost reimbursements due pursuant to lease agreements, for such period. “Contractual rents subject to deferral” are presented net of amounts repaid under deferral agreements. “Uncollected contractual rents not subject to deferral” as used within this table exclude rents that have been deemed uncollectible for purpose of Accounting Standards Codification (ASC) Topic 842, Leases. Rents deemed uncollectible are excluded from the reported net income and funds from operations measures in the reconciliation above.

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

	2021	2022	2023	2024	2025	Thereafter	Total
Mortgage Notes Payable	$998	$1,060	$28,758	$963	$1,026	$629	$33,434
Average Interest Rate	6.02%	6.02%	3.89%	6.27%	6.27%	6.27%

Unsecured Revolving Credit Facility (1)	$—	$—	$—	$92,000	$—	$—	$92,000
Average Interest Rate				1.01%

Unsecured Term Loans	$—	$—	$40,000	$100,000	$—	$100,000	$240,000
Average Interest Rate			2.40%	3.13%		4.21%

Senior Unsecured Notes	$—	$—	$—	$—	$50,000	$810,000	$860,000
Average Interest Rate					4.16%	3.96%
(1)	The balloon payment balance includes the balance outstanding under the Revolving Credit Facility as of December 31, 2020. The Revolving Credit Facility matures in January 2024, with options to extend the maturity to extend its maturity date by six months up to two times, for a maximum maturity of January 2025.

The fair value is estimated at $35.0 million, $253.8 million and $992.9 million for mortgage notes payable, unsecured term loans and senior unsecured notes, respectively, as of December 31, 2020.

The table above incorporates those exposures that exist as of December 31, 2020; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform. The Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of December 31, 2020, this interest rate swap was valued as a liability of approximately $0.7 million.

In June 2016, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of December 31, 2020, this interest rate swap was valued as a liability of approximately $1.2 million.

In December 2018, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $100.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.66%. These swaps effectively converted $100.0 million of variable-rate borrowings to fixed-rate borrowings from December 27, 2018 to January 15, 2026. As of December 31, 2020, these interest rate swaps were valued as a liability of approximately $11.5 million.

In October 2019, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.4275%. This swap effectively converts $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2021 to January 12, 2024. As of December 31, 2020, this interest rate swap was valued as a liability of approximately $2.0 million.

Also in October 2019, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.4265%. This swap effectively converts $35.0 million of variable-rate borrowings to fixed-rate borrowings from September 29, 2020 to January 12, 2024. As of December 31, 2020, this interest rate swap was valued as a liability of approximately $1.3 million.

In August 2020, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt.  The Company is hedging its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending February 2022.  As of December 31, 2020, these interest rate swaps were valued as an asset of approximately $2.3 million.

In December 2020, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt.  The Company is hedging its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending February 2022.  As of December 31, 2020, these interest rate swaps were valued as a liability of approximately $0.2 million.

The Company does not use derivative instruments for trading or other speculative purposes, and the Company did not have any other derivative instruments or hedging activities as of December 31, 2020.

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

Item 9:       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2020.

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

Item 9B:       Other Information

None.

PART III

Item 10:       Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to our 2021 Annual Meeting of Stockholders (the “Proxy Statement”), all of which is incorporated by reference: “Proposal I – Election of Directors”; “Board Matters –The Board of Directors”; “Board Matters –Committees of the Board”; “Board Matters –Corporate Governance”; “Executive Officers”; “Additional Information – Delinquent Section 16(a) Reports”; and “Additional Information – Proposals for 2021 Annual Meeting.”

Item 11:       Executive Compensation

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Board Matters – Director Compensation,” “Board Matters – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12:       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes the equity compensation plan under which our common stock may be issued as of December 31, 2020.

Number of Securities
Remaining Available for
	Number of Securities to		Future Issuance Under
	be Issued Upon	Weighted Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants and	Outstanding Options,	Securities Reflected in
	Rights	Warrant and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	695,459	(1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	695,459
(1)	Relates to various stock-based awards available for issuance under the Agree Realty Corporation 2020 Omnibus Incentive Plan, including incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, performance shares and units, unrestricted stock awards and dividend equivalent rights.

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
● Reports of Independent Registered Public Accounting Firm
● Consolidated Balance Sheets as of December 31, 2020 and 2019
● Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018
● Consolidated Statement of Equity for the Years Ended December 31, 2020, 2019 and 2018
● Consolidated Statements of Cash Flow for the Years Ended December 31, 2020, 2019 and 2018
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

4.5*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

4.6

Indenture, dated as of August 17, 2020, among the Agree Limited Partnership, Agree Realty Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 17, 2020).

4.7

Indenture Officer’s Certificate, dated as of August 17, 2020, among Agree Limited Partnership, Agree Realty Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 17, 2020).

4.8	Form of Global Note for 2.900% Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 17, 2020).

4.9

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

10.12+

Letter Agreement of Employment dated March 11, 2010 between Agree Limited Partnership and Laith Hermiz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2010).

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

10.38+

Summary of Material Terms of Compensation Arrangement with Danielle M. Spehar (effective December 7, 2019). (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.39+	Agree Realty Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 23, 2020).

10.40+

Form of Restricted Stock Agreement under the Agree Realty Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 20, 2020).

10.41+

Form of Performance Unit Agreement under the Agree Realty Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 20, 2020).

10.42+

Employment Agreement, dated October 9, 2020, by and between Agree Realty Corporation and Joel Agree (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2020).

10.43+

Employment Agreement dated June 18, 2020, between Agree Realty Corporation and Craig Erlich (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 19, 2020).

10.44+

Addendum to Employment Agreement dated August 19, 2020, between Agree Realty Corporation and Craig Erlich (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 19, 2020).

21*	Subsidiaries of Agree Realty Corporation.

22*	Subsidiary Guarantors of Agree Realty Corporation.

23.1*	Consent of Grant Thornton LLP.

24*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Clayton Thelen, Chief Financial Officer.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Clayton Thelen, Chief Financial Officer.

101*

The following materials from Agree Realty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Agree Realty Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Agree Realty Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 18, 2021 expressed an unqualified opinion on those financial statements.

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
February 18, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Agree Realty Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Agree Realty Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 18, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Evaluating the fair value used in the purchase price allocation of real estate acquisitions

As described in Notes 2 and 4 to the consolidated financial statements, the acquisition of property for investment purposes is typically accounted for as an asset acquisition in which the Company allocates the purchase price to land, buildings and identified intangible assets and liabilities, based in each case on their relative estimated fair values and without giving rise to goodwill. The Company acquired approximately $1.31 billion of real estate during the year ended December 31, 2020.  We identified the evaluation of the measurement of the fair values used in the purchase price allocation of real estate as a critical audit matter.

The principal consideration for our determination that the evaluation of the measurement of the fair value used in the purchase price allocation of real estate was a critical audit matter was the higher risk of estimation uncertainty in determining estimates of fair value. Specifically, fair value measurements were sensitive to changes in market land values, building replacement values, and market rental rates. There was a high degree of subjective and complex auditor judgment in evaluating these key inputs and assumptions.

Our audit procedures related to evaluating the fair values used in the purchase price allocation of real estate acquisitions included the following, among others. We obtained an understanding and tested the design and operating effectiveness of relevant controls relating to the process to allocate the purchase price of real estate acquisitions including internal controls over the selection and review of the assumptions to estimate fair value, including those used by third party valuation professionals. For a selection of real estate acquisitions, we involved our real estate valuation professionals with specialized skills and knowledge who assisted in evaluating the assumptions to the fair value measurements used in the purchase price allocations. The evaluation included comparison of Company assumptions to independently developed ranges using market data from industry transaction databases and published industry reports. For a selection of real estate acquisitions, we analyzed where the Company's market rental rates fell compared to  our valuation professionals' independently developed ranges to evaluate if management bias was present. Our overall assessment of these assumptions and the amounts reported and disclosed in the consolidated financial statements included consideration of whether such information was consistent with evidence obtained in other areas of the audit.

Evaluating the provision for impairment of real estate investments and related lease intangibles

As described in Notes 2 and 4 to the consolidated financial statements, the Company reviews its real estate investments and related lease intangibles for potential impairment when certain events or changes in circumstances indicate that the carrying amount may not be recoverable through operations plus estimated disposition proceeds. Those events and circumstances include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life.  For real estate investments that show an indication of impairment, Management determines whether an impairment has occurred by comparing the estimated undiscounted future cash flows, including the residual value of the real estate, with the carrying amount of the individual asset. Forecasting the estimated future cash flows requires management to make estimates and assumptions about significant variables, such as the probabilities of outcomes and estimated holding periods, direct and terminal capitalization rates, and potential disposal proceeds to be received upon a sale. We identified the evaluation of impairment of real estate investments and related lease intangibles as a critical audit matter.

The principal consideration for our determination that the evaluation of impairment was a critical audit matter was a higher risk of estimation uncertainty due to sensitivity of management judgments not only regarding indicators of impairment but also regarding estimates and assumptions utilized in forecasting cash flows for cost recoverability and determining fair value measurements. Specifically, forecasted cash flows for recoverability and estimates of fair value were sensitive to changes in the probability of outcomes, anticipated sale values, and capitalization rates. There was a high degree of subjective and complex auditor judgment in evaluating these key inputs and assumptions.

Our audit procedures related to the evaluation of impairment included the following, among others. We obtained an understanding and tested the design and operating effectiveness of relevant controls over the evaluation of potential real estate investment impairments, such as internal controls over the Company’s monitoring of the real estate investment portfolio, the Company’s assessments of recoverability, and the Company’s estimates of fair value. We evaluated the completeness of the population of real estate investments requiring further analysis as compared to the criteria established in management’s accounting policies over impairment. We tested the Company’s undiscounted cash flow analyses and estimates of fair value for real estate investments with indicators of impairment, including evaluating the reasonableness of the methods and significant inputs and assumptions used.  We compared the probability of outcomes with historical performance of the impacted real estate investment. We compared anticipated sale values and capitalization rates with comparable observable market data, which involved the use of our valuation specialists. Our assessment included sensitivity analyses over these significant inputs and assumptions, and we considered whether such assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2013.

Philadelphia, Pennsylvania
February 18, 2021

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	December 31,	December 31,
	2020	2019
ASSETS
Real Estate Investments
Land	$1,094,550	$735,991
Buildings	2,371,553	1,600,293
Less accumulated depreciation	(172,577)	(127,748)
	3,293,526	2,208,536
Property under development	10,653	10,056
Net Real Estate Investments	3,304,179	2,218,592

Real Estate Held for Sale, net	1,199	3,750

Cash and Cash Equivalents	6,137	15,603

Cash Held in Escrows	1,818	26,554

Accounts Receivable - Tenants	37,808	26,808

Lease Intangibles, net of accumulated amortization of
$125,995 and $89,118 at December 31, 2020 and December 31, 2019, respectively	473,592	343,514

Other Assets, net	61,450	29,709

Total Assets	$3,886,183	$2,664,530

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	December 31,	December 31,
	2020	2019
LIABILITIES
Mortgage Notes Payable, net	$33,122	$36,698

Unsecured Term Loans, net	237,849	237,403

Senior Unsecured Notes, net	855,328	509,198

Unsecured Revolving Credit Facility	92,000	89,000

Dividends and Distributions Payable	34,545	25,014

Accounts Payable, Accrued Expenses, and Other Liabilities	71,390	48,987

Lease Intangibles, net of accumulated amortization of
$24,651 and $19,307 at December 31, 2020 and December 31, 2019, respectively	35,700	26,668

Total Liabilities	1,359,934	972,968

EQUITY
Common stock, $.0001 par value, 90,000,000 shares
authorized, 60,021,483 and 45,573,623 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	6	5
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized	—	—
Additional paid-in-capital	2,652,090	1,752,912
Dividends in excess of net income	(91,343)	(57,094)
Accumulated other comprehensive income (loss)	(36,266)	(6,492)

Total Equity - Agree Realty Corporation	2,524,487	1,689,331
Non-controlling interest	1,762	2,231
Total Equity	2,526,249	1,691,562

Total Liabilities and Equity	$3,886,183	$2,664,530

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

	Year Ended
	2020	2019	2018
Revenues
Rental income	$248,309	$187,279	$136,884
Other	259	199	238
Total Revenues	248,568	187,478	137,122

Operating Expenses
Real estate taxes	21,428	15,520	10,721
Property operating expenses	9,023	6,749	5,645
Land lease expense	1,301	1,242	645
General and administrative	20,793	15,566	11,756
Depreciation and amortization	66,758	45,703	33,030
Provision for impairment	4,137	1,609	2,319
Total Operating Expenses	123,440	86,389	64,116

Income from Operations	125,128	101,089	73,006

Other (Expense) Income
Interest expense, net	(40,097)	(33,094)	(24,872)
Gain (loss) on sale of assets, net	8,004	13,306	11,180
Income tax (expense) benefit	(1,086)	(538)	(516)
Other (expense) income	23	—	—
Net Income	91,972	80,763	58,798

Less net income attributable to non-controlling interest	591	682	626

Net Income Attributable to Agree Realty Corporation	$91,381	$80,081	$58,172

Net Income Per Share Attributable to Agree Realty Corporation
Basic	$1.76	$1.96	$1.80
Diluted	$1.74	$1.93	$1.78

Other Comprehensive Income
Net income	$91,972	$80,763	$58,798
Other comprehensive income (loss) - change in fair value and settlement of interest rate swaps	(29,996)	(7,987)	54
Total comprehensive income (loss)	61,976	72,776	58,852
Less comprehensive income (loss) attributable to non-controlling interest	369	611	631

Comprehensive Income (Loss) Attributable to Agree Realty Corporation	$61,607	$72,165	$58,221

Weighted Average Number of Common Shares Outstanding - Basic	51,838,219	40,577,346	32,070,255

Weighted Average Number of Common Shares Outstanding - Diluted	52,396,734	41,223,614	32,401,122

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2017	31,004,900	$3	$936,046	$(28,763)	$1,375	$2,529	$911,190
Issuance of common stock, net of issuance costs	6,507,263	1	339,743	—	—	—	339,744
Repurchase of common shares	(23,407)	—	(1,145)	—	—	—	(1,145)
Issuance of stock under the 2014 Omnibus Incentive Plan	57,882	—	—	—	—	—	—
Forfeiture of restricted stock	(848)	—	—	—	—	—	—
Stock-based compensation	—	—	2,948	—	—	—	2,948
Dividends and distributions declared for the period	—	—	—	(72,354)	—	(749)	(73,103)
Other comprehensive income (loss) - change in fair value and gain (loss) on settlement of interest rate swaps	—	—	—	—	49	5	54
Net income	—	—	—	58,172	—	626	58,798
Balance, December 31, 2018	37,545,790	$4	$1,277,592	$(42,945)	$1,424	$2,411	$1,238,486
Issuance of common stock, net of issuance costs	7,993,519	—	472,746	—	—	—	472,746
Repurchase of common shares	(22,011)	—	(1,406)	—	—	—	(1,406)
Issuance of stock under the Omnibus Incentive Plan	58,735	1	—	—	—	—	1
Forfeiture of restricted stock	(2,410)	—	(29)	—	—	—	(29)
Stock-based compensation	—	—	4,009	—	—	—	4,009
Dividends and distributions declared for the period	—	—	—	(94,230)	—	(791)	(95,021)
Other comprehensive income (loss) - change in fair value and gain (loss) on settlement of interest rate swaps	—	—	—	—	(7,916)	(71)	(7,987)
Net income	—	—	—	80,081	—	682	80,763
Balance, December 31, 2019	45,573,623	$5	$1,752,912	$(57,094)	$(6,492)	$2,231	$1,691,562
Issuance of common stock, net of issuance costs	14,418,612	1	896,117	—	—	—	896,118
Repurchase of common shares	(20,927)	—	(1,641)	—	—	—	(1,641)
Issuance of stock under the 2014 Omnibus Incentive Plan	48,942	—	—	—	—	—	—
Issuance of stock under the 2020 Omnibus Incentive Plan	4,541	—	—	—	—	—	—
Forfeiture of restricted stock	(3,308)	—	(9)	—	—	—	(9)
Stock-based compensation	—	—	4,711	—	—	—	4,711
Dividends and distributions declared for the period	—	—	—	(125,630)	—	(838)	(126,468)
Other comprehensive income (loss) - change in fair value and settlement of interest rate swaps	—	—	—	—	(29,774)	(222)	(29,996)
Net income	—	—	—	91,381	—	591	91,972
Balance, December 31, 2020	60,021,483	$6	$2,652,090	$(91,343)	$(36,266)	$1,762	$2,526,249

Cash dividends declared per common share:
For the three months ended March 31, 2020		$0.585
For the three months ended June 30, 2020		$0.600
For the three months ended September 30, 2020		$0.600
For the three months ended December 31, 2020		$0.620

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Cash Flows from Operating Activities
Net income	$91,972	$80,763	$58,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,758	45,703	33,030
Amortization from above (below) market lease intangibles, net	15,885	13,501	10,668
Amortization from financing and credit facility costs	1,444	1,284	1,055
Stock-based compensation	4,702	3,980	2,948
Provision for impairment	4,137	1,609	2,319
Settlement of interest rate swaps	(22,668)	788	—
(Gain) loss on sale of assets	(8,004)	(13,306)	(11,180)
(Increase) decrease in accounts receivable	(11,983)	(6,071)	(6,855)
(Increase) decrease in other assets	(1,503)	(2,150)	(463)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	2,216	606	2,927
Net Cash Provided by Operating Activities	142,956	126,707	93,247

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(1,326,696)	(708,144)	(611,129)
Development of real estate investments and other assets
(including capitalized interest of $172 in 2020, $410 in 2019, and $448 in 2018)	(19,617)	(24,428)	(21,481)
Payment of leasing costs	(1,227)	(411)	(1,337)
Net proceeds from sale of assets	47,698	65,464	65,830
Net Cash Used in Investing Activities	(1,299,842)	(667,519)	(568,117)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	896,118	472,746	339,744
Repurchase of common shares	(1,641)	(1,406)	(1,145)
Unsecured revolving credit facility borrowings (repayments), net	3,000	70,000	5,000
Payments of mortgage notes payable	(3,683)	(24,404)	(27,576)
Unsecured term loan proceeds	—	—	100,000
Payments of unsecured term loans	—	(18,543)	(761)
Senior unsecured notes proceeds	349,745	125,000	125,000
Dividends paid	(116,112)	(90,257)	(67,638)
Distributions to non-controlling interest	(824)	(782)	(737)
Payments for financing costs	(3,919)	(3,360)	(1,824)
Net Cash Provided by Financing Activities	1,122,684	528,994	470,063

Net Increase (Decrease) in Cash and Cash Equivalents and Cash Held in Escrow	(34,202)	(11,818)	(4,807)
Cash and cash equivalents and cash held in escrow, beginning of period	42,157	53,975	58,782
Cash and cash equivalents and cash held in escrow, end of period	$7,955	$42,157	$53,975

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$37,710	$29,925	$23,015
Cash paid for income tax	$1,150	$666	$452

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Operating lease right of use assets added upon implementation of leases standard on January 1, 2019	$—	$7,505	$—
Additional operating lease right of use assets added under new ground leases after January 1, 2019	$1,064	$12,167	—
Operating lease right of use assets disposed of upon acquisition of underlying ground leased land	$—	$(3,059)	—
Dividends and limited partners’ distributions declared and unpaid	$34,545	$25,014	$21,031
Accrual of development, construction and other real estate investment costs	$10,465	$4,330	$1,768

See accompanying notes to consolidated financial statements.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

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

The Company’s assets are held by, and all of our operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.4% interest as of December 31, 2020.  There is a one-for-one relationship between the limited partnership interests in the Operating Partnership (“Operating Partnership Units”) owned by the Company and shares of Company common stock outstanding.  Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the “Company,” “Management,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of Agree Realty Corporation include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries. The Company, as the sole general partner, held 99.4% and 99.2% of the Operating Partnership as of December 31, 2020 and 2019, respectively. All material intercompany accounts and transactions are eliminated.

Non-controlling Interest

At December 31, 2020 and 2019, the non-controlling interest in the Operating Partnership consisted of a 0.6% and 0.8% ownership interest in the Operating Partnership held by the Company’s founder and chairman, respectively. The Operating Partnership Units may, under certain circumstances, be exchanged for shares of common stock. The Company as sole general partner of the Operating Partnership has the option to settle exchanged Operating Partnership Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all non-controlling Operating Partnership Units, there would have been 60,369,102 shares of common stock outstanding at December 31, 2020.

Significant Risks and Uncertainties

Currently, one of the most significant risks and uncertainties is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19.  The COVID-19 pandemic has had repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted economic activity and has contributed to significant volatility and negative pressure in financial markets.  The COVID-19 pandemic has resulted in a number of our tenants temporarily closing their stores and requesting rent deferrals or rent abatements during this pandemic.

The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations and cash flows in the near term due to, but not limited to, the following:

●	reduced economic activity severely impacting our tenants’ businesses, financial condition and liquidity and may cause tenants to be unable to fully meet their obligations to us. Certain tenants have sought to modify such obligations and may seek additional relief and additional tenants may seek modifications of such obligations, resulting in increases in uncollectible receivables and reductions in rental income;

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

●	the negative financial impact of the pandemic which could impact our future compliance with financial covenants of our credit facility and other debt agreements; and
●	weaker economic conditions which could cause us to recognize impairment in value of our tangible or intangible assets.

As a result of COVID-19, we have received numerous rent relief requests, most often in the form of rent deferrals. We have evaluated, and continue to evaluate, each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests have resulted in modification agreements, nor are we forgoing our contractual rights under our lease agreements.  Since the onset of COVID-19, we have entered into lease modifications that deferred 2%, 2% and less than 1% of rent originally contracted for the three months ended June 30, 2020,  September 30, 2020 and December 31, 2020, respectively, and have collected approximately 95%, 98% and 99% of rent payments originally contracted for the three month periods ended June 30, September 30, and December 31, 2020, respectively. Rent deferral percentages disclosed above are net of any repayments that have since occurred.

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

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies. However, as a result of the many uncertainties surrounding the COVID-19 pandemic, we are unable to predict the impact that it ultimately will have on our financial condition, results of operations and cash flows.

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

Assets are classified as real estate held for sale based on specific criteria as outlined in Accounting Standards Codification 360, Property, Plant & Equipment.  Properties classified as real estate held for sale are recorded at the lower of their carrying value or their fair value, less anticipated selling costs. Assets are generally classified as real estate held for sale once management has actively engaged in marketing the asset and has received a firm purchase commitment that is expected to close within one year. The Company classified one operating property as held for sale at December 31, 2020 and 2019, the assets for which are separately presented in the Consolidated Balance Sheets.

Real estate held for sale consisted of the following as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020	December 31, 2019
Land	$313	$2,269
Building	1,019	2,315
Lease intangibles - asset	132	—
Lease intangibles - (liability)	(285)	—
	1,179	4,584
Accumulated depreciation and amortization, net	20	(834)
Total Real Estate Held for Sale, net	$1,199	$3,750

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

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

In-place lease intangible assets and the capitalized above- and below-market lease intangibles are amortized over the non-cancelable term of the lease unless the Company believes it is reasonably certain that the tenant will renew the lease for an option term, in which case the Company amortizes the value attributable to the renewal over the renewal period.  In-place lease intangible assets are amortized to amortization expense and above- and below-market lease intangibles are amortized as a net adjustment to rental income.  In the event of early lease termination, the remaining net book value of any above- or below-market lease intangible is recognized as an adjustment to rental income.

The following schedule summarizes the Company’s amortization of lease intangibles for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Lease intangibles (in-place)	$17,413	$10,619	$7,877
Lease intangibles (above-market)	21,523	18,107	14,871
Lease intangibles (below-market)	(5,638)	(4,607)	(4,203)
Total	$33,298	$24,119	$18,545

The following schedule represents estimated future amortization of lease intangibles as of December 31, 2020 (in thousands):

Year Ending December 31,	2021	2022	2023	2024	2025	Thereafter	Total
Lease intangibles (in-place)	$21,930	$20,498	$19,497	$17,871	$16,220	$89,481	$185,497
Lease intangibles (above-market)	24,965	24,018	23,108	21,440	20,528	174,036	288,095
Lease intangibles (below-market)	(6,172)	(5,270)	(4,438)	(3,729)	(3,298)	(12,793)	(35,700)
Total	$40,723	$39,246	$38,167	$35,582	$33,450	$250,724	$437,892

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

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

Cash and Cash Equivalents and Cash Held in Escrow

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts.  Cash held in escrows primarily relates to delayed like-kind exchange transactions pursued under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).  The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We had $7.0 million and $40.9 million in cash and cash held in escrow as of December 31, 2020 and December 31, 2019, respectively, in excess of the FDIC insured limit.

Per the requirements of ASU 2016-18 (Topic 230, Statement of Cash Flows) the following table provides a reconciliation of cash and cash equivalents and cash held in escrow, both as reported within the consolidated balance sheets, to the total of the cash, cash equivalents and cash held in escrow as reported within the consolidated statements of cash flows (dollars in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$6,137	$15,603
Cash held in escrow	1,818	26,554
Total of cash and cash equivalents and cash held in escrow	$7,955	$42,157

Revenue Recognition and Accounts Receivable

The Company leases real estate to its tenants under long-term net leases which are accounted for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Rental increases based upon changes in the consumer price indexes, or other variable factors, are recognized only after changes in such factors have occurred and are then applied according to the lease agreements. Certain leases also provide for additional rent based on tenants’ sales volumes. These rents are recognized when determinable after the tenant exceeds a sales breakpoint.

Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the Accounts Receivable - Tenants line item in our Consolidated Balance Sheets. The balance of straight-line rent receivables at December 31, 2020 and December 31, 2019 was $29.8 million and $23.0 million, respectively. To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce rental income.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. During 2020, the Company’s assessment specifically included the impact of the COVID-19 pandemic, which represents a material risk to collectability (see Significant Risks and Uncertainties above).  In the event that collectability with respect to any tenant changes, beginning with the adoption of Accounting Standards Codification (“ASC”) Topic-842, Leases (“ASC 842”) as of January 1, 2019, the Company recognizes an adjustment to rental income. Prior to the adoption of ASC 842, the Company recognized a provision for uncollectible amounts or a direct write-off of the specific rent receivable. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of December 31, 2020, the Company has six tenants where collection is no longer considered probable. For these tenants, the Company is recording rental income on a cash basis and has written off any outstanding receivables, including straight-line rent receivables. These tenants had an immaterial impact to Rental Income and Net Income for the year-ended December 31, 2020.

The Company’s leases provide for reimbursement from tenants for common area maintenance (“CAM”), insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursement revenue is estimated each period and is recognized as rental income in the period the recoverable costs are incurred and accrued.  The balance of unbilled operating cost reimbursement receivable at December 31, 2020 and December 31, 2019 was $4.1 million and $2.6 million, respectively.

The Company adopted ASC 842 using the modified retrospective approach as of January 1, 2019 and elected to apply the transition provisions of the standard at the beginning of the period of adoption.  The Company adopted the practical expedient in ASC 842 that alleviates the requirement to separately present lease and non-lease rental income. As a result, all income earned pursuant to tenant leases is reflected as one line, “Rental Income,” in the Consolidated Statement of Operations.

Rent Concessions – COVID-19

During 2020, the Company provided lease concessions to certain tenants in response to the impact of COVID-19, in the form of rent deferrals.  The Company made an election to account for such lease concessions consistent with how those concessions would be accounted for under ASC 842 if enforceable rights and obligations for those concessions had already existed in the leases.  This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in our rights as lessor, including concessions that result in the total payments required by the modified lease being substantially the same as or less than total payments required by the original lease.

Substantially all of the Company’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments.  The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its lease receivable as tenant payments accrue and continues to recognize rental income.  To date, the Company entered into lease concessions that deferred 2%, 2% and less than 1% of rent originally contracted for in the second, third and fourth quarters of 2020, respectively. Such rent deferral percentages are net of any repayments that have occurred through the reporting date.

Sales Tax

The Company collects various taxes from tenants and remits these amounts, on a net basis, to the applicable taxing authorities.

Earnings per Share

Earnings per share of common stock has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings Per Share.  The guidance requires the classification of the Company’s unvested restricted stock, which contain rights to

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

receive non forfeitable dividends, as participating securities requiring the two-class method of computing net income per share of common stock.  In accordance with the two-class method, earnings per share has been computed by dividing the net income less net income attributable to unvested restricted shares by the weighted average number of shares of common stock outstanding less unvested restricted shares. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock and potentially dilutive securities in accordance with the treasury stock method.

The following is a reconciliation of basic net earnings per share of common stock computation to the denominator of the diluted net earnings per share of common stock computation for each of the periods presented (in thousands, except for share data):

	Year Ended December 31,
	2020	2019	2018
Net income attributable to Agree Realty Corporation	$91,381	$80,081	$58,172
Less: Income attributable to unvested restricted shares	(297)	(379)	(370)
Net income used in basic and diluted earnings per share	$91,084	$79,702	$57,802

Weighted average number of common shares outstanding	52,013,137	40,771,300	32,281,273
Less: Unvested restricted stock	(174,918)	(193,954)	(211,018)
Weighted average number of common shares outstanding used in basic earnings per share	51,838,219	40,577,346	32,070,255

Weighted average number of common shares outstanding used in basic earnings per share	51,838,219	40,577,346	32,070,255
Effect of dilutive securities:
Share-based compensation	95,103	98,740	69,136
March 2018 forward equity offering	—	—	198,786
September 2018 forward equity offering	—	269,785	62,945
April 2019 forward equity offering	—	277,225	—
2019 ATM forward equity offerings	14,289	518	—
2020 ATM forward equity offerings	19,777	—	—
April 2020 forward equity offering	429,346	—	—
Weighted average number of common shares outstanding used in diluted earnings per share	52,396,734	41,223,614	32,401,122

For the year ended December 31, 2020, 27,753 shares of common stock related to the 2020 at-the-market (“ATM”) forward equity offerings, 17,114 shares of common stock related to the 2019 ATM forward equity offerings, and 1,547 performance units granted in 2020 were anti-dilutive and were not included in the computation of diluted earnings per share.

For the year ended December 31, 2019, 7,931 shares of common stock related to the 2019 ATM forward equity offerings were anti-dilutive and were not included in the computation of diluted earnings per share.

For the year ended December 31, 2018, there were no potentially dilutive securities excluded from the computation of diluted earnings per share as a result of anti-dilution.

Forward Equity Sales

The Company occasionally sells shares of common stock through forward sale agreements to enable the Company to set the price of such shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the Company.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

To account for the forward sale agreements, the Company considers the accounting guidance governing financial instruments and derivatives.  To date, the Company has concluded that its forward sale agreements are not liabilities as they do not embody obligations to repurchase our shares nor do they embody obligations to issue a variable number of shares for which the monetary value are predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to its shares. The Company then evaluates whether the agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments.  The Company has concluded that the agreements are classifiable as equity contracts based on the following assessments: (i) none of the agreements’ exercise contingencies are based on observable markets or indices besides those related to the market for the Company’s own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to its own stock.

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

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2020, the Company believes it has qualified as a REIT. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.  Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investments in properties for tax purposes, among other things.

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

The Company regularly analyzes its various federal and state filing positions and only recognizes the income tax effect in its financial statements when certain criteria regarding uncertain income tax positions have been met. The Company believes that its income tax positions would more likely than not be sustained upon examination by all relevant taxing authorities. Therefore, no provisions for uncertain income tax positions have been recorded in the consolidated financial statements.

Management’s Responsibility to Evaluate Our Ability to Continue as a Going Concern

When preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In making its evaluation, the Company considers, among other things, any risks and/or uncertainties to its results of

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

operations, contractual obligations in the form of near-term debt maturities, dividend requirements, or other factors impacting the Company’s liquidity and capital resources.  No conditions or events that raised substantial doubt about the ability to continue as a going concern within one year were identified as of the issuance date of the consolidated financial statements contained in this Annual Report on Form 10-K.

Segment Reporting

The Company is primarily in the business of acquiring, developing and managing retail real estate which is considered to be one reporting segment.  The Company has no other reportable segments.

Employment Agreement

In October 2020, the Company entered into a new employment agreement with Joel Agree to extend Mr. Agree’s term as President and Chief Executive Officer of the Company through September 30, 2023 (the “Agreement”). The Agreement supersedes Mr. Agree’s prior employment agreement with the Company, which had a term that was scheduled to expire on June 30, 2021.  The term of Mr. Agree’s employment under the Agreement extends through September 30, 2023, and will automatically renew for successive two-year periods unless either party provides notice of non-renewal at least 60 days prior to the expiration of any term.  The Agreement revises and updates, as applicable, Mr. Agree’s salary, incentive compensation, termination, death and disability, and change in control provisions, as well as provides for a one-time $1.5 million extension bonus that was recognized as general and administrative expense.

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

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes how entities measure credit losses for most financial assets. This guidance requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” which clarified that receivables arising from operating leases are within the scope of the leasing standard ASU 2016-02, “Leases (Topic 842),” not ASU 2016-13. The Company adopted this new standard on January 1, 2020.  In the event any of the Company’s leases ever were to be classified as sales-type or direct finance leases, it would become subject to the provisions of ASU 2016-13. However, the Company does not currently have any such leases, nor does it have a significant number of other financial instruments subject to the new standard. Therefore, adoption of ASU 2016-13 has not had, and is not currently expected to have, a material effect on the Company’s financial statements.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The new standard creates ASC 842 and supersedes FASB ASC 840, Leases, which the Company adopted on January 1, 2019 along with related interpretations.

The adoption of the new Leases standard ASU 2016-02 generally had, and will continue to have, the following impacts on the Company:

●	ASC 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases (operating and finance). On January 1, 2019, the Company recognized $7.5 million of right of use assets and lease liabilities, within Other Assets and Accounts Payable, Accrued Expenses, and Other Liabilities on the Consolidated Balance Sheet. The Company was not required to reassess the classification of existing land leases and therefore these leases continue to be accounted for as operating leases. In the event the Company modifies existing land leases or enters into new land leases after adoption of the new standard, such leases may be classified as finance leases. Business activity occurring subsequent to January 1, 2019, including the Company entering into an additional operating lease as lessee, has increased the balances of the right of use assets and lease liabilities to $44.5 million and $17.3 million respectively, as of December 31, 2020.
●	ASC 842 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases and operating leases. Based on its election of practical expedients, the Company’s existing retail leases, where it is the lessor, continue to be accounted for as operating leases under the new standard. However, ASC 842 changed certain requirements regarding the classification of leases that could result in the Company recognizing certain long-term leases entered into or modified after January 1, 2019 as sales-type leases, as opposed to operating leases.
●	The Company elected an optional transition method that allows entities to initially apply ASC 842 at the adoption date (January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. However, the Company ultimately did not have any cumulative-effect adjustment as of the adoption date.
●	The Company elected a practical expedient which allows lessors to not separate non-lease components from the lease component when the timing and pattern of transfer for the lease components and non-lease components are the same and if the lease component is classified as an operating lease. As a result, the Company now presents all rentals and reimbursements from tenants as a single line item Rental Income within the Consolidated Statement of Operations and Comprehensive Income.
●	Under ASC 842, beginning on January 1, 2019, changes in the probability of collecting tenant rental income result in direct adjustments to rental income and tenant receivables.

Note 3 – Leases

Tenant Leases

The Company is primarily focused on the ownership, acquisition, development and management of retail properties leased to industry leading tenants.  As of December 31, 2020, the Company’s portfolio was approximately 99.5% leased and had a weighted average remaining lease term (excluding extension options) of approximately 9.7 years. A significant majority of its properties are leased to national tenants and approximately 67.5% of its annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners.

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

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

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

The following table includes information regarding contractual lease payments for the Company’s operating leases for which it is the lessor, for the years ended December 31, 2020 and 2019. (presented in thousands)

	For the Year Ended December 31,
	2020	2019
Total lease payments	$257,390	$193,843
Less: Operating cost reimbursements and percentage rents	28,248	21,137
Total non-variable lease payments	$229,142	$172,706

At December 31, 2020, future non-variable lease payments to be received from the Company’s operating leases for the next five years and thereafter are as follows (presented in thousands):

Year Ending December 31,	2021	2022	2023	2024	2025	Thereafter	Total
Future non-variable lease payments	$276,836	$275,774	$271,554	$261,256	$250,238	$1,471,565	$2,807,223

Deferred Revenue

As of December 31, 2020, and December 31, 2019, there was $6.1 million and $4.1 million, respectively, in deferred revenues resulting from rents paid in advance.

Land Lease Obligations

The Company is the lessee under land lease agreements for certain of its properties, most of which qualified as operating leases as of December 31, 2020. The Company’s land leases are net lease agreements and do not include variable lease payments. These leases provide multi-year renewal options to extend their term as lessee at the Company’s option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised. Land lease expense was $1.3 million, $1.2 million, and $0.6 million for the years ending December 31, 2020, 2019 and 2018, respectively.

In calculating its lease obligations under the ground leases, the Company uses discount rates estimated to be equal to what it would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

The Company has two land lease agreements that qualified as finance leases as of December 31, 2020 due to the existence of purchase options that are reasonably assured of being exercised. No lease or interest expenses are being incurred relating to these properties as all current and future rental payments have already been made.

The following tables include information on the Company’s land leases for which it is the lessee, for the years ending December 31, 2020 and December 31, 2019. (presented in thousands)

	Year Ended
	December 31, 2020	December 31, 2019
Operating lease costs	$1,705	$1,131
Variable lease costs	—	—
Total non-variable lease costs	$1,705	$1,131

Supplemental Disclosure
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,064	$19,672
Right-of-use assets removed in exchange for real property	—	(3,025)
Right-of-use assets net change	$1,064	$16,647

Operating cash outflows on operating leases	$1,069	$1,073

Weighted-average remaining lease term - operating leases (years)	38.3	38.2

Weighted-average discount rate - operating leases	4.13%	4.13%

Maturity Analysis of Lease Liabilities (presented in thousands)

Year Ending December 31,	2021	2022	2023	2024	2025	Thereafter	Total
Lease payments	$1,033	$1,026	$1,031	$1,031	$1,031	$30,036	$35,188
Imputed interest	(685)	(676)	(661)	(645)	(629)	(15,025)	(18,321)
Total lease liabilities	$348	$350	$370	$386	$402	$15,011	$16,867

Note 4 – Real Estate Investments

Real Estate Portfolio

As of December 31, 2020, the Company owned 1,129 properties, with a total gross leasable area (“GLA”) of approximately 22.7 million square feet. Net Real Estate Investments totaled $3.30 billion as of December 31, 2020. As of December 31, 2019, the Company owned 821 properties, with a total GLA of approximately 14.6 million square feet. Net Real Estate Investments totaled $2.22 billion as of December 31, 2019.

Acquisitions

During 2020, the Company purchased 317 retail net lease assets for approximately $1.31 billion, which includes acquisition and closing costs. These properties are located in 39 states and had a weighted average lease term of approximately 11.3 years.  The aggregate 2020 acquisitions were allocated approximately $386.9 million to land, $768.2 million to buildings and improvements, and $158.1 million to lease intangibles.

During 2019, the Company purchased 186 retail net lease assets for approximately $702.9 million, which includes acquisition and closing costs. These properties are located in 40 states and are leased for a weighted average lease term of approximately 11.7 years. The aggregate 2019 acquisitions were allocated approximately $195.8 million to land, $415.1 million to buildings and improvements, and $92.0 million to lease intangibles and other assets.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

The 2020 and 2019 acquisitions were substantially all cash purchases and there was no material contingent consideration associated with these acquisitions.

None of the Company’s investments during 2020 or 2019 caused any new or existing tenant to comprise 10% or more of the Company’s total assets or generate 10% or more of the Company’s total annualized contractual base rent at December 31, 2020 or 2019.

Developments

During 2020, the Company completed nine development or Partner Capital Solutions (“PCS”) projects.  During 2019, eight such projects were completed. At December 31, 2020, the Company had three development or PCS projects under construction.

Dispositions

During 2020, the Company sold real estate properties for net proceeds of $47.7 million and recorded a net gain of $8.0 million.

During 2019, the Company sold real estate properties for net proceeds of $65.5 million and recorded a net gain of $13.3 million.

During 2018, the Company sold real estate properties for net proceeds of $65.8 million and recorded a net gain of $11.2 million.

Provisions for Impairment

As a result of the Company’s review of Real Estate Investments it recognized real estate impairment charges of $4.1 million, $1.6 million and $2.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.  The estimated fair value of the impaired real estate assets at their time of impairment during 2020, 2019 and 2018 was $11.9 million, $3.0 million and $17.3 million, respectively.

Note 5 – Debt

As of December 31, 2020, the Company had total gross indebtedness of $1.23 billion, including (i) $33.4 million of mortgage notes payable; (ii) $240.0 million of unsecured term loans; (iii) $860.0 million of senior unsecured notes; and (iv) $92.0 million of borrowings under our Revolving Credit Facility.

Mortgage Notes Payable

As of December 31, 2020, the Company had total gross mortgage indebtedness of $33.4 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $40.0 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.21% as of December 31, 2020 and 4.40% as of December 31, 2019.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

Mortgages payable consisted of the following:

	December 31, 2020	December 31, 2019

(not presented in thousands)	(in thousands)
Note payable in monthly installments of $23,004, including interest at 6.24% per annum, extinguished in January 2020	$—	$2,775

Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 2023	23,640	23,640

Note payable in monthly installments of $35,673, including interest at 5.01% per annum, with a balloon payment of $4,034,627 due September 2023	4,622	4,779

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026	5,172	5,921

Total principal	33,434	37,115
Unamortized debt issuance costs	(312)	(417)
Total	$33,122	$36,698

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At December 31, 2020, there were no mortgage loans with partial recourse to the Company.

The Company has entered into mortgage loans that are secured by multiple properties and contain cross-default and cross-collateralization provisions. Cross-collateralization provisions allow a lender to foreclose on multiple properties in the event that we default under the loan. Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan.

Unsecured Term Loan Facilities

The following table presents the Unsecured Term Loans balance net of unamortized debt issuance costs as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
2023 Term Loan	$40,000	$40,000
2024 Term Loan Facilities	100,000	100,000
2026 Term Loan	100,000	100,000
Total Principal	240,000	240,000
Unamortized debt issuance costs	(2,151)	(2,597)
Total	$237,849	$237,403

In August 2016, the Company entered into a $20.3 million unsecured amortizing term loan that matured May 2019 and that was swapped to an all-in rate of 3.62% (the “2019 Term Loan”). The 2019 Term Loan was repaid in May 2019 at maturity.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures July 2023 (the “2023 Term Loan”). Borrowings under the 2023 Term Loan are priced at LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap agreement to fix LIBOR at 140 basis points until maturity. As of December 31, 2020, $40.0 million was outstanding under the 2023 Term Loan, which was subject to an all-in interest rate of 2.40%, including the swap.

The Credit Agreement, described below, extended the maturity dates of the $65.0 million unsecured term loan facility (the “$65 Million Term Loan”) and $35.0 million unsecured term loan facility (the “$35 Million Term Loan,” and together with the $65 Million Term Loan, the “2024 Term Loan Facilities”) to January 2024. In connection with entering into the Credit Agreement, the prior notes evidencing the existing $65 Million Term Loan and $35 Million Term Loan were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at a variable LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company utilized existing interest rate swap agreements to effectively fix LIBOR at 213 basis points until September 2020 for the $35 Million Term Loan and July 2021 for the $65 Million Term Loan.  Additional interest rate swap agreements were entered into to fix LIBOR at 143 basis points until maturity (refer to Note 9 – Derivative Instruments and Hedging Activity). As of December 31, 2020, $100.0 million was outstanding under the 2024 Term Loan Facilities, bearing an all-in interest rate of 3.13%, including the swaps. In December 2018, the Company entered into a $100.0 million unsecured term loan facility that matures January 2026 (the “2026 Term Loan”). Borrowings under the 2026 Term Loan are priced at LIBOR plus 145 to 240 basis points, depending on the Company’s credit rating. The Company entered into interest rate swap agreements to fix LIBOR at 266 basis points until maturity. As of December 31, 2020, $100.0 million was outstanding under the 2026 Term Loan, which was subject to an all-in interest rate of 4.26%, including the swaps.

Senior Unsecured Notes

The following table presents the Senior Unsecured Notes balance net of unamortized debt issuance costs and original issue discount as of December 31, 2020, and 2019 (in thousands):

	December 31, 2020	December 31, 2019
2025 Senior Unsecured Notes	$50,000	$50,000
2027 Senior Unsecured Notes	50,000	50,000
2028 Senior Unsecured Notes	60,000	60,000
2029 Senior Unsecured Notes	100,000	100,000
2030 Senior Unsecured Notes	125,000	125,000
2030 Senior Unsecured Public Notes	350,000	—
2031 Senior Unsecured Notes	125,000	125,000
Total Principal	860,000	510,000
Unamortized debt issuance costs and original issue discount, net	(4,672)	(802)
Total	$855,328	$509,198

In May 2015, the Company and the Operating Partnership completed a private placement of $100.0 million principal amount of senior unsecured notes. The senior unsecured notes were sold in two series; $50.0 million of 4.16% notes due May 2025 (the “2025 Senior Unsecured Notes”) and $50.0 million of 4.26% notes due May 2027 (the “2027 Senior Unsecured Notes”).

In July 2016, the Company and the Operating Partnership completed a private placement of $60.0 million aggregate principal amount of 4.42% senior unsecured notes due July 2028 (the “2028 Senior Unsecured Notes”).

In September 2017, the Company and the Operating Partnership completed a private placement of $100.0 million aggregate principal amount of 4.19% senior unsecured notes due September 2029 (the “2029 Senior Unsecured Notes”).

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

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

All of the senior unsecured notes described in the preceding paragraphs were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

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

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

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

Debt Maturities

The following table presents scheduled principal payments related to our debt as of December 31, 2020 (in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
2021	$998	$—	$998
2022	1,060	—	1,060
2023	1,102	67,656	68,758
2024 (1)	963	192,000	192,963
2025	1,026	50,000	51,026
Thereafter	629	910,000	910,629
Total scheduled principal payments	5,778	1,219,656	1,225,434
Original issue discount, net	—	(246)	(246)
Total	$5,778	$1,219,410	$1,225,188
(1)	The Revolving Credit Facility matures in January 2024, with options to extend the maturity as described under Senior Unsecured Revolving Credit Facility above. The Revolving Credit Facility had a balance of $92.0 million as of December 31, 2020.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum total leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of December 31, 2020, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its material loan covenants and obligations as of December 31, 2020.

Note 6 – Common and Preferred Stock

Common Stock Authorization

In April 2019, the Company’s stockholders approved an amendment to its charter to increase the total number of shares of common stock that the Company has the authority to issue from 45,000,000 shares to 90,000,000 shares.

Shelf Registration and Follow-on Public Offerings

The Company has filed with the SEC an automatic shelf registration statement on Form S-3, registering an unspecified amount of common stock, preferred stock, depositary shares, warrants and guarantees of debt securities of the Operating Partnership, as well as an unspecified amount of debt securities of the Operating Partnership, at an indeterminate aggregate initial offering price. The Company may periodically offer one or more of these securities in amounts, prices and on terms

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

In March 2018, the Company completed a follow-on public offering of 3,450,000 shares of common stock, which included the underwriters’ option to purchase an additional 450,000 shares of common stock, in connection with a forward sale agreement.  The offering, which included the full exercise of the underwriters’ option to purchase additional shares, was settled in its entirety in September 2018.  Upon settlement the Company issued 3,450,000 shares and received net proceeds of approximately $160.2 million after deducting fees and expenses.

In September 2018, the Company entered into a follow-on public offering of 3,500,000 shares of common stock in connection with a forward sale agreement (the “September 2018 Forward”).  The September 2018 Forward was settled in its entirety in April 2019.   Upon settlement the Company issued 3,500,000 shares and received net proceeds of approximately $186.0 million, after deducting fees and expenses.

In April 2019, the Company entered into a follow-on public offering to sell an aggregate of 3,162,500 shares of common stock (the “April 2019 Forward”) which included the full exercise of the underwriters’ option to purchase an additional 412,500 shares of common stock. The April 2019 Forward was settled in its entirety in December  2019. Upon settlement, the Company issued 3,162,500 share of common stock and received net proceeds of approximately $195.8 million, after deducting fees and expenses.

In April 2020, the Company completed a follow-on public offering of 2,875,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 375,000 shares of common stock.  Upon closing, the Company issued 2,875,000 shares and received net proceeds of $170.4 million, after deducting fees and expenses.

Also in April 2020, the Company entered into a follow-on public offering to sell an aggregate of 6,166,666 shares of common stock in connection with a forward sale agreement (the “April 2020 Forward”).  During the remainder of 2020, the Company settled the April 2020 Forward, realizing net proceeds of approximately $354.6 million, after deducting fees and expenses.

Refer to Note 14 – Subsequent Events regarding the completion of a follow-on offering of common stock.

2018 ATM Program

In May 2018, the Company entered into a $250.0 million ATM program (the “2018 ATM Program”), through which the Company, from time to time sold shares of common stock and entered into forward sale agreements. During 2018 and 2019, the Company issued 3,057,263 and 886,768 shares of common stock, respectively, under the 2018 ATM Program, realizing net proceeds of approximately $180.3 million and $58.5 million, respectively.  The 2018 ATM Program was subsequently terminated, and no future issuances will occur under the 2018 ATM Program.

2019 ATM Program

In July 2019, the Company entered into a $400.0 million ATM program (the “2019 ATM Program”) through which the Company, from time to time, sold shares of common stock. During the third quarter of 2019, the Company issued 444,228 shares of common stock under the 2019 ATM Program, realizing net proceeds of $32.6 million. In addition to selling shares of common stock, the Company also entered into a forward sale agreement through the 2019 ATM Program, as described below.

During the fourth quarter of 2019, the Company entered into forward sale agreements in connection with the 2019 ATM Program to sell an aggregate of 2,003,118 shares of common stock. Additionally, during the first quarter of 2020, the Company entered into forward sale agreements in connection with the 2019 ATM Program to sell an aggregate of

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

3,169,754 shares of common stock. During 2020, the Company settled all forward sale agreements under the 2019 ATM Program realizing net proceeds of approximately $359.5 million.

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

During 2020, the Company entered into forward sale agreements to sell an aggregate of 3,334,056 shares of common stock. The Company has since settled 204,074 shares of these forward sale agreements, realizing net proceeds of $12.5 million. The Company is required to settle the remaining outstanding shares of common stock under the 2020 ATM Program by various dates between May and December 2021.

After considering the 3,129,982 shares of common stock subject to forward sale agreements and including shares issued under the 2020 ATM Program, the Company had approximately $177.7 million of availability remaining under the 2020 ATM Program as of December 31, 2020.

Preferred Stock

During 2019, the Company redesignated and reclassified all 200,000 authorized but unissued shares of its Series A Junior Participating Preferred Stock as authorized but unissued and unclassified shares of preferred stock, par value $.0001 per share, of the Company without further designation. The number of preferred shares the Company has the authority to issue remains at 4,000,000, all of which are unclassified and undesignated.  As of December 31, 2020, there were no shares of preferred stock issued and outstanding.

Note 7 – Dividends and Distributions Payable

The Company declared dividends of $2.405, $2.280 and $2.155 per share during the years ended December 31, 2020, 2019 and 2018; the dividends have been reflected for federal income tax purposes as follows:

For the Year Ended December 31,	2020	2019	2018
Ordinary Income	$1.928	$1.933	$1.638
Return of Capital	0.477	0.347	0.517
Total	$2.405	$2.280	$2.155

On December 1, 2020, the Company declared a dividend of $0.620 per share for the quarter ended December 31, 2020. The holders of Operating Partnership Units were entitled to an equal distribution per Operating Partnership Unit held as of December 22, 2019. The dividend has been reflected as a reduction of stockholders’ equity and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. These amounts were paid on January 6, 2020.

Note 8 – Income Taxes (not presented in thousands)

Uncertain Tax Positions

The Company is subject to the provisions of Financial Accounting Standards Board ASC Topic 740-10 (“ASC 740-10”) and has analyzed its various federal and state filing positions. The Company believes that its income tax filing positions and deductions are documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740-10. The

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

Company’s Federal income tax returns are open for examination by taxing authorities for all tax years after December 31, 2016. The Company has elected to record related interest and penalties, if any, as income tax expense on the Consolidated Statements of Operations and Comprehensive Income. We have no material interest or penalties relating to income taxes recognized for years ended 2020, 2019 and 2018.

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

Income Tax Expense

During the years ended December 31, 2020, 2019 and 2018, the Company recognized net federal and state income tax expense of approximately $1,086,000, $538,000 and $516,000, respectively.

Note 9 – Derivative Instruments and Hedging Activity

Background

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risk, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and, to a limited extent, the use of derivative instruments. For additional information regarding the leveling of our derivatives.  Refer to Note 10 – Fair Value Measurements.

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

In August 2020, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt.  The Company is hedging its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending February 2022.  As of December 31, 2020, these interest rate swaps were valued as an asset of approximately $2.3 million.

In December 2020, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt.  The Company is hedging its exposure to the variability in future cash flows for a forecasted

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

issuance of long-term debt over a maximum period ending February 2022.  As of December 31, 2020, these interest rate swaps were valued as a liability of approximately $0.2 million.

Prior Derivative Transactions

In September 2013, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company received from the counterparty interest on the notional amount based on 1 month LIBOR and paid to the counterparty a fixed rate of 2.20%. This swap effectively converted $35.0 million of variable-rate borrowings to fixed-rate borrowings from October 3, 2013 to September 29, 2020.

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. This swap effectively converts $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of December 31, 2020, this interest rate swap was valued as a liability of approximately $0.8 million.

In June 2016, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converts $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of December 31, 2020, this interest rate swap was valued as a liability of approximately $0.2 million.

In December 2018, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $100.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.66%. This swap effectively converts $100.0 million of variable-rate borrowings to fixed-rate borrowings from December 27, 2018 to January 15, 2026. As of December 31, 2020, this interest rate swap was valued as a liability of approximately $11.5 million.

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

In October 2019, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.4275%. This swap effectively converts $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2021 to January 12, 2024. As of December 31, 2020, this interest rate swap was valued as a liability of approximately $2.0 million.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

Also in October 2019, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.4265%. This swap effectively converts $35.0 million of variable-rate borrowings to fixed-rate borrowings from September 29, 2020 to January 12, 2024. As of December 31, 2020, this interest rate swap was valued as a liability of approximately $1.3 million.

Recognition

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet.  The Company recognizes its derivatives within Other Assets, net and Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets.

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

Amounts reported in accumulated OCI related to currently outstanding interest rate derivatives are recognized as an adjustment to interest expense as interest payments are made on the Company’s variable-rate debt. Realized gains or losses on settled derivative instruments included in accumulated OCI are recognized as an adjustment over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $6.5 million will be reclassified as an increase to interest expense.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments [1]		Notional [1]
	December 31,	December 31,	December 31,	December 31,
Interest Rate Derivatives	2020	2019	2020	2019
Interest rate swap	16	15	$505,000	$440,000

1 Number of Instruments and total Notional disclosed includes all interest rate swap agreements outstanding at the balance sheet date, including forward-starting swaps prior to their effective date.

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets (in thousands).

	Asset Derivatives
	December 31, 2020	December 31, 2019
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Other Assets, net	$2,286	$572

	Liability Derivatives
	December 31, 2020	December 31, 2019
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Accounts Payable, Accrued Expenses and Other Liabilities	$16,985	$7,943

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and other comprehensive loss for the years ended December 31, 2020, 2019 and 2018 (in thousands).

				Location of Income/(Loss)	Amount of Income/(Loss)
	Amount of Income/(Loss) Recognized			Reclassified from Accumulated	Reclassified from Accumulated
	in OCI on Derivative			OCI into Income	OCI into Expense
Year Ended December 31,	2020	2019	2018		2020	2019	2018
Interest rate swaps	$(34,558)	$(8,657)	$193	Interest expense	$4,562	$(118)	$(139)

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of December 31, 2020.

Credit Risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of December 31, 2020, the fair value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $16.2 million.

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the Consolidated Balance Sheets.

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of December 31, 2020 and December 31, 2019. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets (in thousands):

Offsetting of Derivative Assets

As of December 31, 2020

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$2,286	$—	$2,286	$(1,258)	$—	$1,028

Offsetting of Derivative Liabilities

As of December 31, 2020

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$16,985	$—	$16,985	$(1,258)	$—	$15,727

Offsetting of Derivative Assets

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

As of December 31, 2019

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$572	$—	$572	$(572)	$—	$—

Offsetting of Derivative Liabilities

As of December 31, 2019

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$7,943	$—	$7,943	$(572)	$—	$7,371

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls, is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

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

To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019 (in thousands):

	Total Fair Value	Level 2
December 31, 2020
Derivative assets - interest rate swaps	$2,286	$2,286
Derivative liabilities - interest rate swaps	$16,985	$16,985

December 31, 2019
Derivative assets - interest rate swaps	$572	$572
Derivative liabilities - interest rate swaps	$7,943	$7,943

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

Fixed rate debt (including variable rate debt swapped to fixed, excluding the value of the derivatives) with carrying values of $1.13 billion and $783.3 million as of December 31, 2020 and December 31, 2019, respectively, had fair values of approximately $1.28 billion and $817.7 million, respectively. Variable rate debt’s fair value is estimated to be equal to the carrying values of $92.0 million and $89.0 million as of December 31, 2020 and December 31, 2019, respectively.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

Note 11 – Equity Incentive Plan

In May 2020, the Company’s stockholders approved the Agree Realty Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”), which replaced the Agree Realty Corporation 2014 Omnibus Equity Incentive Plan (the “2014 Plan”). The 2020 Plan provides for the award to employees, directors and consultants of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 700,000 shares of the Company’s common stock. All subsequent awards of equity or equity rights will be granted under the 2020 Plan, and no further awards will be made under the 2014 Plan. As of December 31, 2020, 695,459 shares of common stock were available for issuance under the 2020 Plan.

Restricted Stock

Share of restricted common stock (“restricted shares”) has been granted to certain employees.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The restricted shares vest over a five-year period based on continued service to the Company.

The Company estimates the fair value of restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis or amount vested, if greater, over the appropriate vesting period. During 2020, 2019 and 2018 the Company recognized $3.2 million, $3.0 million and $2.7 million, respectively, of expense relating to restricted stock grants.

As of December 31, 2020, there was $7.9 million of unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.2 years. The Company used 0% for the forfeiture rate for determining the fair value of restricted stock. The intrinsic value of restricted shares redeemed was $1.6 million, $1.4 million and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

Restricted share activity is summarized as follows:

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2017	227	$39.47

Restricted stock granted	57	$48.85
Restricted stock vested	(71)	$36.06
Restricted stock forfeited	(1)	$48.28

Unvested restricted stock at December 31, 2018	212	$42.74

Restricted stock granted	54	$65.85
Restricted stock vested	(70)	$39.55
Restricted stock forfeited	(2)	$54.08

Unvested restricted stock at December 31, 2019	194	$50.71

Restricted stock granted	52	$78.43
Restricted stock vested	(68)	$45.78
Restricted stock forfeited	(3)	$63.80

Unvested restricted stock at December 31, 2020	175	$60.53

Performance Units and Shares

Performance units were granted to certain executive officers during the year ended December 31, 2020 and 2019, while performance shares were granted prior to those years. Performance units or shares are subject to a three-year performance period, at the conclusion of which shares awarded are to be determined by the Company’s total shareholder return compared to the constituents of the MSCI US REIT Index and a defined peer group. 50% of the award is based upon the total shareholder return percentile rank versus the constituents in the MSCI US REIT index for the three-year performance period; and 50% of the award is based upon TSR percentile rank versus a specified net lease peer group for the three-year performance period. Vesting of the performance units and shares following their issuance will occur ratably over a three-year period, with the initial vesting occurring immediately following the conclusion of the performance period such that all units and shares vest within five years of the original award date.

The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model and compensation expense is amortized on an attribution method over a five-year period. Compensation expense related to performance units or shares is determined at the grant date and is not adjusted throughout the measurement or vesting periods.

The Monte Carlo simulation pricing model for issued grants utilizes the following assumptions: (i) expected term (equal to the remaining performance measurement period at the grant date), (ii) volatility (based on historical volatility), (iii) dividend yield (based on the most recently paid dividend at the grant date) and (iv) risk-free rate (interpolated based on 2-and 3- year rates). During the years ended December 31, 2020, 2019  and 2018 the following assumptions were used:

Year Ended December 31,	2020	2019	2018

Expected term (years)	2.9	2.9	2.9
Volatility	18.4%	19.7%	19.1%
Dividend yield	2.9%	3.4%	4.4%
Risk-free rate	1.3%	2.5%	2.4%

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

During the years ended December 31, 2020, 2019 and 2018, the Company recognized $1.5 million, $0.9 million and $0.3 million, respectively, of expense related to performance units and shares.  As of December 31, 2020, there was $3.3 million of total unrecognized compensation costs related to the outstanding performance units and shares, which is expected to be recognized over a weighted average period of 3.1 years.  The Company used 0% for the forfeiture rate for determining the fair value of performance shares.

Performance share and unit activity is summarized as follows:

	Target Number	Weighted Average
	of Awards	Grant Date
	(in thousands)	Fair Value
Performance shares at December 31, 2017	—	$—

Performance shares granted	31	$55.29

Performance shares at December 31, 2018	31	$55.29

Performance shares granted	30	$66.96

Performance units and shares at December 31, 2019	61	$61.04

Performance units granted	26	$90.17

Performance units and shares at December 31, 2020	87	$69.61

Note 12 – Profit-Sharing Plan

The Company has a discretionary profit-sharing plan whereby it contributes to the plan such amounts as the Board of Directors of the Company determines. The participants in the plan cannot make any contributions to the plan. Contributions to the plan are allocated to the employees based on their percentage of compensation to the total compensation of all employees for the plan year. Participants in the plan become fully vested after six years of service. No contributions were made to the plan in 2020, 2019, or 2018.

Note 13 – Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

Note 14 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to December 31, 2020 through the date on which these financial statements were issued to determine whether any of these events required disclosure in the financial statements.

In January 2021, the Company completed a follow-on public offering of 3,450,000 shares of common stock, which included the underwriters’ option to purchase an additional 450,000 shares of common stock.  The offering resulted in net proceeds to the Company of approximately $221.4 million, after deducting the estimated offering expenses payable by the Company.

There were no other reportable subsequent events or transactions.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2020

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Real Estate Held for Investment
Borman Center, MI	—	550,000	562,404	1,087,596	550,000	1,650,000	2,200,000	1,650,000	1977	40 Years
Capital Plaza, KY	—	7,379	2,240,607	8,565,632	7,379	10,806,239	10,813,618	1,354,254	1978	40 Years
Grayling Plaza, MI	—	200,000	1,778,657	130,064	200,000	1,908,721	2,108,721	1,579,666	1984	40 Years
Omaha Store, NE	—	150,000	—	—	150,000	—	150,000	—	1995
Wichita Store, KS	—	1,039,195	1,690,644	(48,910)	1,139,677	1,541,252	2,680,929	975,011	1995	40 Years
Monroeville, PA	—	6,332,158	2,249,724	(2,121,692)	3,153,890	3,306,300	6,460,190	1,365,185	1996	40 Years
Boynton Beach, FL	—	1,534,942	2,043,122	3,717,733	1,534,942	5,760,855	7,295,797	1,746,509	1996	40 Years
Chesterfield Township, MI	—	1,350,590	1,757,830	(46,164)	1,350,590	1,711,666	3,062,256	963,394	1998	40 Years
Pontiac, MI	—	1,144,190	1,808,955	(89,989)	1,144,190	1,718,966	2,863,156	946,763	1998	40 Years
Mt Pleasant Shopping Ctr, MI	—	907,600	8,081,968	5,726,513	1,872,803	12,843,278	14,716,081	4,749,377	1998	40 Years
Rochester, MI	—	2,438,740	2,188,050	1,950	2,438,740	2,190,000	4,628,740	1,177,103	1999	40 Years
Ypsilanti, MI	—	2,050,000	2,222,097	(3,494,709)	777,388	—	777,388	—	1999
Petoskey, MI	—	—	2,332,473	2,006,589	2,005,410	2,333,652	4,339,062	1,205,630	2000	40 Years
Flint, MI	—	2,026,625	1,879,700	(1,200)	2,026,625	1,878,500	3,905,125	939,258	2000	40 Years
Flint, MI	—	1,477,680	2,241,293	—	1,477,680	2,241,293	3,718,973	1,113,638	2001	40 Years
New Baltimore, MI	—	1,250,000	2,285,781	(16,503)	1,250,000	2,269,278	3,519,278	1,099,357	2001	40 Years
Flint, MI	1,698,175	1,729,851	1,798,091	660	1,729,851	1,798,751	3,528,602	841,252	2002	40 Years
Indianapolis, IN	—	180,000	1,117,617	108,551	180,000	1,226,168	1,406,168	551,561	2002	40 Years
Big Rapids, MI	—	1,201,675	2,014,107	(2,000)	1,201,675	2,012,107	3,213,782	892,915	2003	40 Years
Flint, MI	—	—	471,272	(201,809)	—	269,463	269,463	166,120	2003	40 Years
Canton Twp, MI	—	1,550,000	2,132,096	23,021	1,550,000	2,155,117	3,705,117	920,362	2003	40 Years
Flint, MI	1,968,154	1,537,400	1,961,674	—	1,537,400	1,961,674	3,499,074	825,619	2004	40 Years
Albion, NY	—	1,900,000	3,037,864	—	1,900,000	3,037,864	4,937,864	1,224,644	2004	40 Years
Flint, MI	1,504,683	1,029,000	2,165,463	(6,666)	1,029,000	2,158,797	3,187,797	870,221	2004	40 Years
Lansing, MI	—	785,000	348,501	3,045	785,000	351,546	1,136,546	144,976	2004	40 Years
Boynton Beach, FL	—	1,569,000	2,363,524	3,943,404	1,569,000	6,306,928	7,875,928	1,762,990	2004	40 Years
Roseville, MI	—	1,771,000	2,327,052	395	1,771,000	2,327,447	4,098,447	879,970	2005	40 Years
Mt Pleasant, MI	—	1,075,000	1,432,390	4,787	1,075,000	1,437,177	2,512,177	541,920	2005	40 Years
N Cape May, NJ	—	1,075,000	1,430,092	495	1,075,000	1,430,587	2,505,587	539,446	2005	40 Years
Summit Twp, MI	—	998,460	1,336,357	12,686	998,460	1,349,043	2,347,503	481,463	2006	40 Years
Livonia, MI	—	1,200,000	3,441,694	817,589	1,200,000	4,259,283	5,459,283	1,416,958	2007	40 Years
Barnesville, GA	—	932,500	2,091,514	5,490	932,500	2,097,004	3,029,504	692,417	2007	40 Years
East Lansing, MI	—	240,000	54,531	(52,752)	240,000	1,779	241,779	12,446	2007	40 Years
Macomb Township, MI	—	424,222	—	—	424,222	—	424,222	—	2008
Brighton, MI	—	1,365,000	2,802,036	5,615	1,365,000	2,807,651	4,172,651	830,519	2009	40 Years
Southfield, MI	1,483,000	1,200,000	125,616	2,063	1,200,000	127,679	1,327,679	35,769	2009	40 Years
Atchison, KS	—	943,750	3,021,672	—	823,170	3,142,252	3,965,422	823,333	2010	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Johnstown, OH	—	485,000	2,799,502	—	485,000	2,799,502	3,284,502	734,870	2010	40 Years
Lake in the Hills, IL	—	2,135,000	3,328,560	—	1,690,000	3,773,560	5,463,560	984,999	2010	40 Years
Concord, NC	—	7,676,305	—	—	7,676,305	—	7,676,305	—	2010
Antioch, IL	—	1,087,884	—	—	1,087,884	—	1,087,884	—	2010
Mansfield, CT	—	700,000	1,902,191	508	700,000	1,902,699	2,602,699	481,619	2010	40 Years
Spring Grove, IL	2,313,000	1,191,199	—	968	1,192,167	—	1,192,167	—	2010
Tallahassee, FL	1,628,000	—	1,482,462	—	—	1,482,462	1,482,462	372,157	2010	40 Years
Wilmington, NC	2,186,000	1,500,000	1,348,591	—	1,500,000	1,348,591	2,848,591	331,530	2011	40 Years
Marietta, GA	900,000	575,000	696,297	6,359	575,000	702,656	1,277,656	166,804	2011	40 Years
Baltimore, MD	2,534,000	2,610,430	—	(3,447)	2,606,983	—	2,606,983	—	2011
Dallas, TX	1,844,000	701,320	778,905	1,042,730	701,320	1,821,635	2,522,955	417,980	2011	40 Years
Chandler, AZ	—	332,868	793,898	360	332,868	794,258	1,127,126	183,710	2011	40 Years
New Lenox, IL	—	1,422,488	—	—	1,422,488	—	1,422,488	—	2011
Roseville, CA	4,752,000	2,800,000	3,695,455	(96,364)	2,695,636	3,703,455	6,399,091	864,076	2011	40 Years
Fort Walton Beach, FL	1,768,000	542,200	1,958,790	88,778	542,200	2,047,568	2,589,768	458,176	2011	40 Years
Leawood, KS	—	989,622	3,003,541	16,197	989,622	3,019,738	4,009,360	679,438	2011	40 Years
Salt Lake City, UT	—	—	6,810,104	(44,416)	—	6,765,688	6,765,688	1,557,752	2011	40 Years
Burton, MI	—	80,000	—	—	80,000	—	80,000	—	2011
Macomb Township, MI	1,793,000	1,605,134	—	—	1,605,134	—	1,605,134	—	2012
Madison, AL	1,552,000	675,000	1,317,927	—	675,000	1,317,927	1,992,927	296,533	2012	40 Years
Walker, MI	887,000	219,200	1,024,738	—	219,200	1,024,738	1,243,938	224,161	2012	40 Years
Portland, OR	—	7,969,403	—	161	7,969,564	—	7,969,564	—	2012
Cochran, GA	—	365,714	2,053,726	—	365,714	2,053,726	2,419,440	436,418	2012	40 Years
Baton Rouge, LA	—	—	1,188,322	—	—	1,188,322	1,188,322	254,994	2012	40 Years
Southfield, MI	—	1,178,215	—	—	1,178,215	—	1,178,215	—	2012
Clifton Heights, PA	—	2,543,941	3,038,561	(3,105)	2,543,941	3,035,456	5,579,397	641,875	2012	40 Years
Newark, DE	—	2,117,547	4,777,516	(4,881)	2,117,547	4,772,635	6,890,182	1,009,277	2012	40 Years
Vineland, NJ	—	4,102,710	1,501,854	7,986	4,102,710	1,509,840	5,612,550	319,272	2012	40 Years
Fort Mill, SC	—	750,000	1,187,380	—	750,000	1,187,380	1,937,380	249,844	2012	40 Years
Spartanburg, SC	—	250,000	765,714	4,387	250,000	770,101	1,020,101	161,859	2012	40 Years
Springfield, IL	—	302,520	653,654	34,135	302,520	687,789	990,309	140,483	2012	40 Years
Jacksonville, NC	—	676,930	1,482,748	(150,000)	676,930	1,332,748	2,009,678	305,155	2012	40 Years
Morrow, GA	—	525,000	1,383,489	(99,849)	525,000	1,283,640	1,808,640	265,376	2012	40 Years
Charlotte, NC	—	1,822,900	3,531,275	(570,844)	1,822,900	2,960,431	4,783,331	606,697	2012	40 Years
Lyons, GA	—	121,627	2,155,635	(103,392)	121,627	2,052,243	2,173,870	414,560	2012	40 Years
Fuquay-Varina, NC	—	2,042,225	1,763,768	(255,778)	2,042,225	1,507,990	3,550,215	305,273	2012	40 Years
Minneapolis, MN	—	1,088,015	345,958	(607,338)	826,635	—	826,635	—	2012

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Lake Zurich, IL	—	780,974	7,909,277	46,509	780,974	7,955,786	8,736,760	1,597,257	2012	40 Years
Harlingen, TX	—	430,000	1,614,378	12,854	430,000	1,627,232	2,057,232	325,445	2012	40 Years
Pensacola, FL	—	650,000	1,165,415	23,957	650,000	1,189,372	1,839,372	235,999	2012	40 Years
Venice, FL	—	1,300,196	—	4,892	1,305,088	—	1,305,088	—	2012
St. Joseph, MO	—	377,620	7,639,521	—	377,620	7,639,521	8,017,141	1,511,988	2013	40 Years
Statham, GA	—	191,919	3,851,073	—	191,919	3,851,073	4,042,992	762,190	2013	40 Years
North Las Vegas, NV	—	214,552	717,435	28,999	214,552	746,434	960,986	143,661	2013	40 Years
Memphis, TN	—	322,520	748,890	—	322,520	748,890	1,071,410	146,661	2013	40 Years
Rancho Cordova, CA	—	1,339,612	—	—	1,339,612	—	1,339,612	—	2013
Kissimmee, FL	—	1,453,500	971,683	—	1,453,500	971,683	2,425,183	188,264	2013	40 Years
Pinellas Park, FL	—	2,625,000	874,542	4,163	2,625,000	878,705	3,503,705	166,516	2013	40 Years
Manchester, CT	—	397,800	325,705	—	397,800	325,705	723,505	62,428	2013	40 Years
Rapid City, SD	—	1,017,800	2,348,032	1,379	1,017,800	2,349,411	3,367,211	447,708	2013	40 Years
Chicago, IL	—	272,222	649,063	2,451	272,222	651,514	923,736	123,421	2013	40 Years
Brooklyn, OH	—	3,643,700	15,079,714	953,195	3,643,700	16,032,909	19,676,609	2,859,907	2013	40 Years
Madisonville, TX	—	96,680	1,087,642	18,200	96,680	1,105,842	1,202,522	206,470	2013	40 Years
Forest, MS	—	—	1,298,176	21,925	—	1,320,101	1,320,101	248,013	2013	40 Years
Sun Valley, NV	—	308,495	1,373,336	(51,008)	253,495	1,377,328	1,630,823	252,440	2013	40 Years
Rochester, NY	—	2,500,000	7,398,639	2,017	2,500,000	7,400,656	9,900,656	1,348,967	2013	40 Years
Allentown, PA	—	2,525,051	7,896,613	672,368	2,525,051	8,568,981	11,094,032	1,483,331	2013	40 Years
Casselberry, FL	—	1,804,000	793,101	(2,906)	1,804,000	790,195	2,594,195	146,945	2013	40 Years
Berwyn, IL	—	186,791	933,959	32,885	186,791	966,844	1,153,635	166,721	2013	40 Years
Grand Forks, ND	—	1,502,609	2,301,337	1,801,028	1,502,609	4,102,365	5,604,974	727,503	2013	40 Years
Ann Arbor, MI	—	3,000,000	4,595,757	277,040	3,000,000	4,872,797	7,872,797	862,267	2013	40 Years
Joplin, MO	—	1,208,225	1,160,843	—	1,208,225	1,160,843	2,369,068	207,983	2013	40 Years
Red Bay, AL	—	38,981	2,528,437	3,856	38,981	2,532,293	2,571,274	390,381	2014	40 Years
Birmingham, AL	—	230,106	231,313	(297)	230,106	231,016	461,122	35,135	2014	40 Years
Birmingham, AL	—	245,234	251,339	(324)	245,234	251,015	496,249	38,176	2014	40 Years
Birmingham, AL	—	98,271	179,824	—	98,271	179,824	278,095	27,349	2014	40 Years
Birmingham, AL	—	235,641	127,477	(313)	235,641	127,164	362,805	19,341	2014	40 Years
Montgomery, AL	—	325,389	217,850	—	325,389	217,850	543,239	33,132	2014	40 Years
Littleton, CO	4,622,391	819,000	8,756,266	(3,896,431)	819,000	4,859,835	5,678,835	1,336,200	2014	40 Years
St Petersburg, FL	—	1,225,000	1,025,247	6,592	1,225,000	1,031,839	2,256,839	173,845	2014	40 Years
St Augustine, FL	—	200,000	1,523,230	—	200,000	1,523,230	1,723,230	238,004	2014	40 Years
East Palatka, FL	—	730,000	575,236	6,911	730,000	582,147	1,312,147	90,919	2014	40 Years
Pensacola, FL	—	136,365	398,773	—	136,365	398,773	535,138	60,647	2014	40 Years
Jacksonville, FL	—	299,312	348,862	12,497	299,312	361,359	660,671	54,175	2014	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Fort Oglethorpe, GA	—	1,842,240	2,844,126	20,442	1,842,240	2,864,568	4,706,808	495,044	2014	40 Years
New Lenox, IL	—	2,010,000	6,206,252	107,873	2,010,000	6,314,125	8,324,125	976,406	2014	40 Years
Rockford, IL	—	303,395	2,436,873	(15,000)	303,395	2,421,873	2,725,268	379,918	2014	40 Years
Terre Haute, IN	—	103,147	2,477,263	32,376	103,147	2,509,639	2,612,786	375,108	2014	40 Years
Junction City, KS	—	78,271	2,504,294	(30,565)	78,271	2,473,729	2,552,000	375,684	2014	40 Years
Baton Rouge, LA	—	226,919	347,691	—	226,919	347,691	574,610	52,878	2014	40 Years
Lincoln Park, MI	—	543,303	1,408,544	78,362	543,303	1,486,906	2,030,209	248,191	2014	40 Years
Novi, MI	—	1,803,857	1,488,505	22,490	1,803,857	1,510,995	3,314,852	226,615	2014	40 Years
Bloomfield Hills, MI	—	1,340,000	2,003,406	470,485	1,341,900	2,471,991	3,813,891	404,762	2014	40 Years
Jackson, MS	—	256,789	172,184	—	256,789	172,184	428,973	26,187	2014	40 Years
Irvington, NJ	—	315,000	1,313,025	—	315,000	1,313,025	1,628,025	221,571	2014	40 Years
Jamestown, ND	—	234,545	1,158,486	8,499	234,545	1,166,985	1,401,530	179,861	2014	40 Years
Toledo, OH	—	500,000	1,372,363	(12)	500,000	1,372,351	1,872,351	231,583	2014	40 Years
Toledo, OH	—	213,750	754,675	—	213,750	754,675	968,425	121,063	2014	40 Years
Toledo, OH	—	168,750	785,000	16,477	168,750	801,477	970,227	128,399	2014	40 Years
Mansfield, OH	—	306,000	725,600	—	306,000	725,600	1,031,600	116,398	2014	40 Years
Orville, OH	—	344,250	716,600	—	344,250	716,600	1,060,850	114,954	2014	40 Years
Calcutta, OH	—	208,050	758,750	1,462	208,050	760,212	968,262	121,875	2014	40 Years
Columbus, OH	—	—	1,136,250	1,593,792	1,590,997	1,139,045	2,730,042	180,117	2014	40 Years
Tulsa, OK	—	459,148	640,550	(13,336)	459,148	627,214	1,086,362	107,409	2014	40 Years
Ligonier, PA	—	330,000	5,021,849	(9,500)	330,000	5,012,349	5,342,349	804,577	2014	40 Years
Limerick, PA	—	369,000	—	—	369,000	—	369,000	—	2014
Harrisburg, PA	—	124,757	1,446,773	11,175	124,757	1,457,948	1,582,705	218,610	2014	40 Years
Anderson, SC	—	781,200	4,441,535	261,624	775,732	4,708,627	5,484,359	804,333	2014	40 Years
Easley, SC	—	332,275	268,612	—	332,275	268,612	600,887	40,852	2014	40 Years
Spartanburg, SC	—	141,307	446,706	—	141,307	446,706	588,013	67,937	2014	40 Years
Spartanburg, SC	—	94,770	261,640	—	94,770	261,640	356,410	39,791	2014	40 Years
Columbia, SC	—	303,932	1,221,964	(13,830)	303,932	1,208,134	1,512,066	184,336	2014	40 Years
Alcoa, TN	—	329,074	270,719	—	329,074	270,719	599,793	41,172	2014	40 Years
Knoxville, TN	—	214,077	286,037	—	214,077	286,037	500,114	43,502	2014	40 Years
Red Bank, TN	—	229,100	302,146	—	229,100	302,146	531,246	45,950	2014	40 Years
New Tazewell, TN	—	91,006	328,561	5,074	91,006	333,635	424,641	50,038	2014	40 Years
Maryville, TN	—	94,682	1,529,621	57,945	94,682	1,587,566	1,682,248	233,164	2014	40 Years
Morristown, TN	—	46,404	801,506	4,990	46,404	806,496	852,900	120,966	2014	40 Years
Clinton, TN	—	69,625	1,177,927	11,564	69,625	1,189,491	1,259,116	178,412	2014	40 Years
Knoxville, TN	—	160,057	2,265,025	226,291	160,057	2,491,316	2,651,373	355,894	2014	40 Years
Sweetwater, TN	—	79,100	1,009,290	6,740	79,100	1,016,030	1,095,130	152,392	2014	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
McKinney, TX	—	2,671,020	6,785,815	100,331	2,671,020	6,886,146	9,557,166	1,119,386	2014	40 Years
Forest VA	—	282,600	956,027	—	282,600	956,027	1,238,627	155,353	2014	40 Years
Colonial Heights, VA	—	547,692	1,059,557	(5,963)	547,692	1,053,594	1,601,286	160,237	2014	40 Years
Glen Allen, VA	—	590,101	1,129,495	(6,867)	590,101	1,122,628	1,712,729	170,737	2014	40 Years
Burlington, WA	—	610,000	3,647,279	(4,602)	610,000	3,642,677	4,252,677	555,379	2014	40 Years
Wausau, WI	—	909,092	1,405,899	44,222	909,092	1,450,121	2,359,213	234,845	2014	40 Years
Foley AL	—	305,332	506,203	3,680	305,332	509,883	815,215	77,042	2015	40 Years
Sulligent, AL	—	58,803	1,085,906	(442,000)	58,803	643,906	702,709	141,721	2015	40 Years
Eutaw, AL	—	103,746	1,212,006	(392,065)	103,746	819,941	923,687	162,290	2015	40 Years
Tallassee, AL	—	154,437	850,448	11,125	154,437	861,573	1,016,010	122,767	2015	40 Years
Orange Park, AL	—	649,652	1,775,000	—	649,652	1,775,000	2,424,652	236,667	2015	40 Years
Aurora, CO	—	976,865	1,999,651	1,743	976,865	2,001,394	2,978,259	254,340	2015	40 Years
Pace, FL	—	37,860	524,400	6,970	37,860	531,370	569,230	77,931	2015	40 Years
Pensacola, FL	—	309,607	775,084	(25)	309,607	775,059	1,084,666	114,455	2015	40 Years
Freeport, FL	—	312,615	1,277,386	—	312,615	1,277,386	1,590,001	175,641	2015	40 Years
Glenwood, GA	—	29,489	1,027,370	(416,000)	29,489	611,370	640,859	129,439	2015	40 Years
Albany, GA	—	47,955	641,123	—	47,955	641,123	689,078	92,081	2015	40 Years
Belvidere, IL	—	184,136	644,492	—	184,136	644,492	828,628	92,533	2015	40 Years
Peru, IL	—	380,254	2,125,498	—	380,254	2,125,498	2,505,752	278,972	2015	40 Years
Davenport, IA	—	776,366	6,623,542	(150,000)	776,366	6,473,542	7,249,908	906,987	2015	40 Years
Buffalo Center, IA	—	159,353	700,460	—	159,353	700,460	859,813	94,854	2015	40 Years
Sheffield, IA	—	131,794	729,543	—	131,794	729,543	861,337	98,792	2015	40 Years
Lenexa, KS	—	303,175	2,186,864	—	303,175	2,186,864	2,490,039	273,358	2015	40 Years
Tompkinsville , KY	—	70,252	1,132,033	(181,000)	70,252	951,033	1,021,285	151,668	2015	40 Years
Hazard, KY	—	8,392,841	13,731,648	(16,857)	8,375,591	13,732,041	22,107,632	1,716,501	2015	40 Years
Portland, MA	—	—	3,831,860	3,172	—	3,835,032	3,835,032	527,277	2015	40 Years
Flint, MI	—	120,078	2,561,015	20,490	120,078	2,581,505	2,701,583	322,688	2015	40 Years
Hutchinson, MN	—	67,914	720,799	—	67,914	720,799	788,713	97,608	2015	40 Years
Lowry City, MO	—	103,202	614,065	—	103,202	614,065	717,267	84,434	2015	40 Years
Branson, MO	—	564,066	940,585	175	564,066	940,760	1,504,826	121,514	2015	40 Years
Branson, MO	—	721,135	717,081	940	721,135	718,021	1,439,156	92,737	2015	40 Years
Enfield, NH	—	93,628	1,295,320	52,741	93,628	1,348,061	1,441,689	195,495	2015	40 Years
Marietta, OH	—	319,157	1,225,026	—	319,157	1,225,026	1,544,183	176,039	2015	40 Years
Lorain, OH	—	293,831	1,044,956	—	293,831	1,044,956	1,338,787	148,036	2015	40 Years
Franklin, OH	—	264,153	1,191,777	—	264,153	1,191,777	1,455,930	166,352	2015	40 Years
Elyria, OH	—	82,023	910,404	—	82,023	910,404	992,427	125,180	2015	40 Years
Elyria, OH	—	126,641	695,072	—	126,641	695,072	821,713	95,572	2015	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Bedford Heights, OH	—	226,920	959,528	21,900	226,920	981,428	1,208,348	132,126	2015	40 Years
Newburgh Heights, OH	—	224,040	959,099	—	224,040	959,099	1,183,139	129,878	2015	40 Years
Warrensville Heights, OH	—	186,209	920,496	4,900	186,209	925,396	1,111,605	126,651	2015	40 Years
Heath, OH	—	325,381	757,994	135	325,381	758,129	1,083,510	97,924	2015	40 Years
Lima, OH	—	335,386	592,154	2,833	335,386	594,987	930,373	74,255	2015	40 Years
Elk City, OK	—	45,212	1,242,220	—	45,212	1,242,220	1,287,432	173,393	2015	40 Years
Salem, OR	—	1,450,000	2,951,167	1,346,640	1,450,000	4,297,807	5,747,807	537,229	2015	40 Years
Westfield, PA	—	47,346	1,117,723	10,973	47,346	1,128,696	1,176,042	165,595	2015	40 Years
Altoona, PA	—	555,903	9,489,791	1,017	555,903	9,490,808	10,046,711	1,245,653	2015	40 Years
Grindstone, PA	—	288,246	500,379	10,151	288,246	510,530	798,776	63,344	2015	40 Years
Blythewood, SC	—	475,393	878,586	—	475,393	878,586	1,353,979	127,139	2015	40 Years
Columbia, SC	—	249,900	809,935	—	249,900	809,935	1,059,835	116,328	2015	40 Years
Liberty, SC	—	27,929	1,222,856	90	27,929	1,222,946	1,250,875	175,710	2015	40 Years
Blacksburg, SC	—	27,547	1,468,101	—	27,547	1,468,101	1,495,648	207,981	2015	40 Years
Easley, SC	—	51,325	1,187,506	—	51,325	1,187,506	1,238,831	165,756	2015	40 Years
Fountain Inn, SC	—	107,633	1,076,633	—	107,633	1,076,633	1,184,266	150,280	2015	40 Years
Walterboro, SC	—	21,414	1,156,820	—	21,414	1,156,820	1,178,234	161,472	2015	40 Years
Jackson, TN	—	277,000	495,103	2,263	277,000	497,366	774,366	62,077	2015	40 Years
Sweetwater, TX	—	626,578	652,127	—	626,578	652,127	1,278,705	96,460	2015	40 Years
Brenham, TX	—	355,486	17,280,895	581	355,486	17,281,476	17,636,962	2,448,170	2015	40 Years
Corpus Christi, TX	—	316,916	2,140,056	—	316,916	2,140,056	2,456,972	285,341	2015	40 Years
Harlingen, TX	—	126,102	869,779	—	126,102	869,779	995,881	115,971	2015	40 Years
Midland, TX	—	194,174	5,005,720	2,000	194,174	5,007,720	5,201,894	657,238	2015	40 Years
Rockwall, TX	—	578,225	1,768,930	210	578,225	1,769,140	2,347,365	221,138	2015	40 Years
Princeton, WV	—	111,653	1,029,090	—	111,653	1,029,090	1,140,743	147,869	2015	40 Years
Martinsburg, WV	—	620,892	943,163	—	620,892	943,163	1,564,055	117,895	2015	40 Years
Grand Chute, WI	—	2,766,417	7,084,942	296,308	2,766,417	7,381,250	10,147,667	1,024,160	2015	40 Years
New Richmond, WI	—	71,969	648,850	—	71,969	648,850	720,819	89,217	2015	40 Years
Ashland, WI	—	142,287	684,545	(153,000)	142,287	531,545	673,832	83,136	2015	40 Years
Baraboo, WI	—	142,563	653,176	—	142,563	653,176	795,739	88,451	2015	40 Years
Decatur, AL	—	337,738	510,706	—	337,738	510,706	848,444	53,199	2016	40 Years
Greenville, AL	—	203,722	905,780	9,911	203,722	915,691	1,119,413	91,526	2016	40 Years
Bullhead City, AZ	—	177,500	1,364,406	—	177,500	1,364,406	1,541,906	162,010	2016	40 Years
Page, AZ	—	256,982	1,299,283	—	256,982	1,299,283	1,556,265	154,290	2016	40 Years
Safford, AZ	—	349,269	1,196,307	—	349,269	1,196,307	1,545,576	131,972	2016	40 Years
Tucson, AZ	—	3,208,580	4,410,679	—	3,208,580	4,410,679	7,619,259	496,201	2016	40 Years
Bentonville, AR	—	610,926	897,562	170	610,926	897,732	1,508,658	106,632	2016	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Sunnyvale, CA	—	7,351,903	4,638,432	194	7,351,903	4,638,626	11,990,529	531,355	2016	40 Years
Whittier, CA	—	4,237,918	7,343,869	—	4,237,918	7,343,869	11,581,787	841,485	2016	40 Years
Aurora, CO	—	847,349	834,301	7,770	847,349	842,071	1,689,420	83,430	2016	40 Years
Aurora, CO	—	1,132,676	5,716,367	77,550	1,132,676	5,793,917	6,926,593	579,039	2016	40 Years
Evergreen, CO	—	1,998,860	3,827,245	—	1,998,860	3,827,245	5,826,105	438,538	2016	40 Years
Lakeland, FL	—	61,000	1,227,037	—	61,000	1,227,037	1,288,037	127,816	2016	40 Years
Mt Dora, FL	—	1,678,671	3,691,615	340,000	1,678,671	4,031,615	5,710,286	435,748	2016	40 Years
North Miami Beach, FL	—	1,622,742	512,717	11,240	1,622,742	523,957	2,146,699	52,316	2016	40 Years
Orlando, FL	—	903,411	1,627,159	(24,843)	903,411	1,602,316	2,505,727	173,500	2016	40 Years
Port Orange, FL	—	1,493,863	3,114,697	—	1,493,863	3,114,697	4,608,560	356,892	2016	40 Years
Royal Palm Beach, FL	—	2,052,463	956,768	20,576	2,052,463	977,344	3,029,807	107,130	2016	40 Years
Sarasota, FL	—	1,769,175	3,587,992	139,891	1,769,175	3,727,883	5,497,058	425,113	2016	40 Years
Venice, FL	—	281,936	1,291,748	—	281,936	1,291,748	1,573,684	139,857	2016	40 Years
Vero Beach, FL	—	4,469,033	—	—	4,469,033	—	4,469,033	—	2016
Dalton, GA	—	211,362	220,927	—	211,362	220,927	432,289	24,835	2016	40 Years
Crystal Lake, IL	—	2,446,521	7,012,819	12,944	2,446,521	7,025,763	9,472,284	717,186	2016	40 Years
Glenwood, IL	—	815,483	970,108	—	815,483	970,108	1,785,591	101,053	2016	40 Years
Morris, IL	—	1,206,749	2,062,495	—	1,206,749	2,062,495	3,269,244	236,328	2016	40 Years
Wheaton, IL	—	447,291	751,458	(141,000)	447,291	610,458	1,057,749	87,670	2016	40 Years
Bicknell, IN	—	215,037	2,381,471	—	215,037	2,381,471	2,596,508	257,899	2016	40 Years
Fort Wayne, IN	—	711,430	1,258,357	(10,000)	711,430	1,248,357	1,959,787	153,444	2016	40 Years
Indianapolis, IN	—	734,434	970,175	(2,700)	734,434	967,475	1,701,909	115,049	2016	40 Years
Des Moines, IA	—	322,797	1,374,153	—	322,797	1,374,153	1,696,950	157,455	2016	40 Years
Frankfort, KY	—	—	514,277	—	—	514,277	514,277	56,310	2016	40 Years
DeRidder, LA	—	814,891	2,156,542	480	814,891	2,157,022	2,971,913	242,681	2016	40 Years
Lake Charles, LA	—	1,308,418	4,235,719	5,761	1,308,418	4,241,480	5,549,898	432,865	2016	40 Years
Shreveport, LA	—	891,872	2,058,257	—	891,872	2,058,257	2,950,129	231,563	2016	40 Years
Marshall, MI	—	339,813	—	—	339,813	—	339,813	—	2016
Mt Pleasant, MI	—	—	511,282	(254)	—	511,028	511,028	51,104	2016	40 Years
Norton Shores, MI	—	495,605	667,982	42,874	495,605	710,856	1,206,461	71,507	2016	40 Years
Portage, MI	—	262,181	1,102,990	—	262,181	1,102,990	1,365,171	121,788	2016	40 Years
Stephenson, MI	—	223,152	1,044,947	270	223,152	1,045,217	1,268,369	104,519	2016	40 Years
Sterling, MI	—	127,844	905,607	25,464	127,844	931,071	1,058,915	96,795	2016	40 Years
Cambridge, MN	—	536,812	1,334,601	—	536,812	1,334,601	1,871,413	152,923	2016	40 Years
Eagle Bend, MN	—	96,558	1,165,437	—	96,558	1,165,437	1,261,995	123,775	2016	40 Years
Brandon, MS	—	428,464	969,346	—	428,464	969,346	1,397,810	113,090	2016	40 Years
Clinton, MS	—	370,264	1,057,143	—	370,264	1,057,143	1,427,407	123,333	2016	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Columbus, MS	—	1,103,458	2,128,089	(2,105)	1,103,458	2,125,984	3,229,442	257,801	2016	40 Years
Holly Springs, MS	—	413,316	952,574	—	413,316	952,574	1,365,890	107,052	2016	40 Years
Jackson, MS	—	242,796	963,188	—	242,796	963,188	1,205,984	112,372	2016	40 Years
Jackson, MS	—	732,944	2,862,813	13,767	732,944	2,876,580	3,609,524	306,392	2016	40 Years
Meridian, MS	—	396,329	1,152,729	—	396,329	1,152,729	1,549,058	134,465	2016	40 Years
Pearl, MS	—	299,839	616,351	7,355	299,839	623,706	923,545	62,320	2016	40 Years
Ridgeland, MS	—	407,041	864,498	—	407,041	864,498	1,271,539	100,858	2016	40 Years
Bowling Green, MO	—	360,201	2,809,170	—	360,201	2,809,170	3,169,371	298,435	2016	40 Years
St Robert, MO	—	394,859	1,305,366	24,333	394,859	1,329,699	1,724,558	133,349	2016	40 Years
Beatty, NV	—	198,928	1,265,084	8,051	198,928	1,273,135	1,472,063	135,161	2016	40 Years
Alamogordo, NM	—	654,965	2,716,166	4,436	654,965	2,720,602	3,375,567	289,214	2016	40 Years
Alamogordo, NM	—	524,763	941,615	7,522	524,763	949,137	1,473,900	96,850	2016	40 Years
Alcalde, NM	—	435,486	836,499	—	435,486	836,499	1,271,985	83,650	2016	40 Years
Cimarron, NM	—	345,693	1,236,437	7,613	345,693	1,244,050	1,589,743	126,955	2016	40 Years
La Luz, NM	—	487,401	835,455	—	487,401	835,455	1,322,856	85,286	2016	40 Years
Fayetteville, NC	—	1,267,529	2,527,462	16,292	1,267,529	2,543,754	3,811,283	259,583	2016	40 Years
Gastonia, NC	—	401,119	979,803	1,631	401,119	981,434	1,382,553	100,188	2016	40 Years
Devils Lake, ND	—	323,508	1,133,773	955	323,508	1,134,728	1,458,236	122,510	2016	40 Years
Cambridge, OH	—	168,717	1,113,232	—	168,717	1,113,232	1,281,949	134,516	2016	40 Years
Columbus, OH	—	1,109,044	1,291,313	—	1,109,044	1,291,313	2,400,357	145,202	2016	40 Years
Grove City, OH	—	334,032	176,274	—	334,032	176,274	510,306	19,815	2016	40 Years
Lorain, OH	—	808,162	1,390,481	10,000	808,162	1,400,481	2,208,643	167,120	2016	40 Years
Reynoldsburg, OH	—	843,336	1,197,966	—	843,336	1,197,966	2,041,302	134,715	2016	40 Years
Springfield, OH	—	982,451	3,957,512	(3,500)	982,451	3,954,012	4,936,463	477,715	2016	40 Years
Ardmore, OK	—	571,993	1,590,151	—	571,993	1,590,151	2,162,144	182,206	2016	40 Years
Dillon, SC	—	85,896	1,697,160	—	85,896	1,697,160	1,783,056	208,609	2016	40 Years
Jasper, TN	—	190,582	966,125	6,888	190,582	973,013	1,163,595	97,277	2016	40 Years
Austin, TX	—	4,986,082	5,179,446	9,988	4,986,082	5,189,434	10,175,516	638,638	2016	40 Years
Carthage, TX	—	597,995	1,965,290	—	597,995	1,965,290	2,563,285	221,102	2016	40 Years
Cedar Park, TX	—	1,386,802	4,656,229	732,163	1,386,802	5,388,392	6,775,194	584,650	2016	40 Years
Granbury, TX	—	944,223	2,362,540	—	944,223	2,362,540	3,306,763	265,794	2016	40 Years
Hemphill, TX	—	250,503	1,955,918	11,886	250,503	1,967,804	2,218,307	208,699	2016	40 Years
Lampasas, TX	—	245,312	1,063,701	26,454	245,312	1,090,155	1,335,467	121,855	2016	40 Years
Lubbock, TX	—	1,501,556	2,341,031	—	1,501,556	2,341,031	3,842,587	263,376	2016	40 Years
Odessa, TX	—	921,043	2,434,384	5,615	921,043	2,439,999	3,361,042	274,310	2016	40 Years
Port Arthur, TX	—	1,889,732	8,121,417	69,545	1,889,732	8,190,962	10,080,694	882,634	2016	40 Years
Provo, UT	—	1,692,785	5,874,584	43,650	1,692,785	5,918,234	7,611,019	657,315	2016	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
St George, UT	—	313,107	1,009,161	10,080	313,107	1,019,241	1,332,348	122,778	2016	40 Years
Tappahannock, VA	—	1,076,745	14,904	—	1,076,745	14,904	1,091,649	1,648	2016	40 Years
Manitowoc, WI	—	879,237	4,467,960	—	879,237	4,467,960	5,347,197	483,874	2016	40 Years
Oak Creek, WI	—	487,277	3,082,180	89,675	487,277	3,171,855	3,659,132	384,944	2016	40 Years
Oxford, AL	—	148,407	641,820	—	148,407	641,820	790,227	58,805	2017	40 Years
Oxford, AL	—	255,786	7,273,871	35,875	255,786	7,309,746	7,565,532	669,761	2017	40 Years
Oxford, AL	—	24,875	600,936	(16,074)	24,875	584,862	609,737	54,885	2017	40 Years
Jonesboro, AR	—	3,656,554	3,219,456	11,058	3,656,554	3,230,514	6,887,068	260,554	2017	40 Years
Lowell, AR	—	949,519	1,435,056	10,229	949,519	1,445,285	2,394,804	108,332	2017	40 Years
Southington, CT	—	1,088,181	1,287,837	143,238	1,088,181	1,431,075	2,519,256	99,428	2017	40 Years
Millsboro, DE	—	3,501,109	—	(20,531)	3,480,578	—	3,480,578	—	2017
Jacksonville, FL	—	2,298,885	2,894,565	12,286	2,298,885	2,906,851	5,205,736	224,897	2017	40 Years
Orange Park, FL	—	214,858	2,304,095	—	214,858	2,304,095	2,518,953	201,580	2017	40 Years
Port Richey, FL	—	1,140,182	1,649,773	—	1,140,182	1,649,773	2,789,955	144,343	2017	40 Years
Americus, GA	—	1,318,463	—	—	1,318,463	—	1,318,463	—	2017
Brunswick, GA	—	1,279,688	2,158,863	205	1,279,688	2,159,068	3,438,756	202,246	2017	40 Years
Brunswick, GA	—	126,335	1,626,530	—	126,335	1,626,530	1,752,865	125,378	2017	40 Years
Buford, GA	—	341,860	1,023,813	—	341,860	1,023,813	1,365,673	89,550	2017	40 Years
Carrollton, GA	—	597,465	886,644	—	597,465	886,644	1,484,109	75,650	2017	40 Years
Decatur, GA	—	558,859	1,429,106	—	558,859	1,429,106	1,987,965	110,160	2017	40 Years
Metter, GA	—	256,743	766,818	—	256,743	766,818	1,023,561	65,455	2017	40 Years
Villa Rica, GA	—	410,936	1,311,444	—	410,936	1,311,444	1,722,380	117,456	2017	40 Years
Chicago, IL	—	2,899,155	9,822,986	—	2,899,155	9,822,986	12,722,141	920,823	2017	40 Years
Chicago, IL	—	2,081,151	5,197,315	—	2,081,151	5,197,315	7,278,466	486,886	2017	40 Years
Galesburg, IL	—	214,280	979,108	—	214,280	979,108	1,193,388	85,652	2017	40 Years
Mundelein, IL	—	1,238,743	—	—	1,238,743	—	1,238,743	—	2017
Mundelein, IL	—	1,743,222	—	—	1,743,222	—	1,743,222	—	2017
Mundelein, IL	—	1,803,068	—	—	1,803,068	—	1,803,068	—	2017
Springfield, IL	—	574,805	1,554,786	2,030	574,805	1,556,816	2,131,621	116,718	2017	40 Years
Woodstock, IL	—	683,419	1,002,207	284	683,419	1,002,491	1,685,910	77,273	2017	40 Years
Frankfort, IN	—	50,458	2,008,275	—	50,458	2,008,275	2,058,733	184,092	2017	40 Years
Kokomo, IN	—	95,196	1,484,778	(30,615)	95,196	1,454,163	1,549,359	113,878	2017	40 Years
Nashville, IN	—	484,117	2,458,215	—	484,117	2,458,215	2,942,332	214,855	2017	40 Years
Roeland Park, KS	—	7,829,806	—	(1,247,898)	6,581,908	—	6,581,908	—	2017
Georgetown, KY	—	1,996,456	6,315,768	928	1,996,456	6,316,696	8,313,152	559,709	2017	40 Years
Hopkinsville, KY	—	413,269	996,619	—	413,269	996,619	1,409,888	87,178	2017	40 Years
Salyersville, KY	—	289,663	906,455	596	289,663	907,051	1,196,714	81,169	2017	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Amite, LA	—	601,238	1,695,242	—	601,238	1,695,242	2,296,480	151,816	2017	40 Years
Bossier City, LA	—	797,899	2,925,864	146	797,899	2,926,010	3,723,909	225,544	2017	40 Years
Kenner, LA	—	323,188	859,298	—	323,188	859,298	1,182,486	69,702	2017	40 Years
Mandeville, LA	—	834,891	1,294,812	(795)	834,891	1,294,017	2,128,908	105,138	2017	40 Years
New Orleans, LA	—	—	6,846,313	—	—	6,846,313	6,846,313	599,010	2017	40 Years
Baltimore, MD	—	782,819	745,092	—	782,819	745,092	1,527,911	58,886	2017	40 Years
Canton, MI	—	3,655,296	—	14,162,109	7,345,761	10,471,644	17,817,405	735,422	2017	40 Years
Grand Rapids, MI	—	7,015,035	—	2,635,983	1,750,000	7,901,018	9,651,018	493,814	2017	40 Years
Bloomington, MN	—	1,491,302	—	619	1,491,921	—	1,491,921	—	2017
Monticello, MN	—	449,025	979,816	9,368	449,025	989,184	1,438,209	96,434	2017	40 Years
Mountain Iron, MN	—	177,918	1,139,849	—	177,918	1,139,849	1,317,767	99,719	2017	40 Years
Gulfport, MS	—	671,824	1,176,505	—	671,824	1,176,505	1,848,329	105,377	2017	40 Years
Jackson, MS	—	802,230	1,434,997	—	802,230	1,434,997	2,237,227	128,529	2017	40 Years
McComb, MS	—	67,026	685,426	—	67,026	685,426	752,452	59,928	2017	40 Years
Kansas City, MO	—	1,390,880	1,588,573	—	1,390,880	1,588,573	2,979,453	154,932	2017	40 Years
Springfield, MO	—	616,344	2,448,360	13,285	616,344	2,461,645	3,077,989	184,540	2017	40 Years
St. Charles, MO	—	736,242	2,122,426	213,225	736,242	2,335,651	3,071,893	218,993	2017	40 Years
St. Peters, MO	—	1,364,670	—	—	1,364,670	—	1,364,670	—	2017
Boulder City, NV	—	566,639	993,399	—	566,639	993,399	1,560,038	86,846	2017	40 Years
Egg Harbor, NJ	—	520,510	1,087,374	—	520,510	1,087,374	1,607,884	101,918	2017	40 Years
Secaucus, NJ	—	19,915,781	17,306,541	84,023	19,915,781	17,390,564	37,306,345	1,302,277	2017	40 Years
Sewell, NJ	—	1,809,771	6,892,134	—	1,809,771	6,892,134	8,701,905	603,055	2017	40 Years
Santa Fe, NM	—	1,072,340	4,013,237	—	1,072,340	4,013,237	5,085,577	401,311	2017	40 Years
Statesville, NC	—	287,467	867,849	—	287,467	867,849	1,155,316	83,164	2017	40 Years
Jacksonville, NC	—	308,321	875,652	31,340	308,321	906,992	1,215,313	80,544	2017	40 Years
Minot, ND	—	928,796	1,619,726	—	928,796	1,619,726	2,548,522	145,039	2017	40 Years
Grandview Heights, OH	—	1,276,870	8,557,690	(20,518)	1,276,870	8,537,172	9,814,042	766,122	2017	40 Years
Hillard, OH	—	1,001,228	—	—	1,001,228	—	1,001,228	—	2017
Edmond, OK	—	1,063,243	3,816,155	—	1,063,243	3,816,155	4,879,398	302,112	2017	40 Years
Oklahoma City, OK	—	868,648	1,820,174	7,835	868,648	1,828,009	2,696,657	152,361	2017	40 Years
Erie, PA	—	425,267	1,284,883	—	425,267	1,284,883	1,710,150	106,941	2017	40 Years
Pittsburgh, PA	—	692,454	2,509,358	—	692,454	2,509,358	3,201,812	219,392	2017	40 Years
Gaffney, SC	—	200,845	878,455	—	200,845	878,455	1,079,300	76,840	2017	40 Years
Sumter, SC	—	132,204	1,095,478	—	132,204	1,095,478	1,227,682	98,109	2017	40 Years
Chattanooga, TN	—	2,089,237	3,595,808	195	2,089,237	3,596,003	5,685,240	277,189	2017	40 Years
Etowah, TN	—	74,057	862,436	16,053	74,057	878,489	952,546	82,571	2017	40 Years
Memphis, TN	—	1,661,764	3,874,356	(250)	1,661,764	3,874,106	5,535,870	371,221	2017	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Alamo, TX	—	104,878	821,355	13,274	104,878	834,629	939,507	62,514	2017	40 Years
Andrews, TX	—	172,373	817,252	(292)	172,373	816,960	989,333	76,595	2017	40 Years
Arlington, TX	—	497,852	1,601,007	1,783	497,852	1,602,790	2,100,642	143,506	2017	40 Years
Canyon Lake, TX	—	382,522	1,026,179	(281)	382,522	1,025,898	1,408,420	76,944	2017	40 Years
Corpus Christi, TX	—	185,375	1,413,298	—	185,375	1,413,298	1,598,673	126,457	2017	40 Years
Fort Stockton, TX	—	185,474	1,186,339	—	185,474	1,186,339	1,371,813	106,245	2017	40 Years
Fort Worth, TX	—	1,016,587	4,622,507	257,308	1,016,587	4,879,815	5,896,402	388,374	2017	40 Years
Lufkin, TX	—	1,497,171	4,948,906	3,078	1,497,171	4,951,984	6,449,155	464,417	2017	40 Years
Newport News, VA	—	2,458,053	5,390,475	750,974	2,458,053	6,141,449	8,599,502	574,138	2017	40 Years
Appleton, WI	—	417,249	1,525,582	9,779	417,249	1,535,361	1,952,610	133,551	2017	40 Years
Onalaska, WI	—	821,084	2,651,772	—	821,084	2,651,772	3,472,856	237,497	2017	40 Years
Athens, AL	—	253,858	1,204,570	—	253,858	1,204,570	1,458,428	60,228	2018	40 Years
Birmingham, AL	—	1,635,912	2,739,834	—	1,635,912	2,739,834	4,375,746	188,337	2018	40 Years
Boaz, AL	—	379,197	898,689	—	379,197	898,689	1,277,886	61,701	2018	40 Years
Roanoke, AL	—	110,924	938,451	—	110,924	938,451	1,049,375	52,788	2018	40 Years
Selma, AL	—	206,831	1,790,939	(24,494)	206,831	1,766,445	1,973,276	88,935	2018	40 Years
Maricopa, AZ	—	2,166,955	9,505,724	5,700	2,166,955	9,511,424	11,678,379	495,283	2018	40 Years
Parker, AZ	—	322,510	1,159,624	—	322,510	1,159,624	1,482,134	74,892	2018	40 Years
St. Michaels, AZ	—	127,874	1,043,962	(1,440)	127,874	1,042,522	1,170,396	58,579	2018	40 Years
Little Rock, AR	—	390,921	856,987	—	390,921	856,987	1,247,908	42,849	2018	40 Years
Grand Junction, CO	—	835,792	1,915,976	—	835,792	1,915,976	2,751,768	95,799	2018	40 Years
Brookfield, CT	—	343,489	835,106	—	343,489	835,106	1,178,595	41,755	2018	40 Years
Manchester, CT	—	316,847	558,659	—	316,847	558,659	875,506	27,933	2018	40 Years
Waterbury, CT	—	663,667	607,457	—	663,667	607,457	1,271,124	30,373	2018	40 Years
Apopka, FL	—	587,585	2,363,721	73,672	587,585	2,437,393	3,024,978	121,387	2018	40 Years
Cape Coral, FL	—	554,721	1,009,404	—	554,721	1,009,404	1,564,125	50,470	2018	40 Years
Crystal River, FL	—	369,723	1,015,324	—	369,723	1,015,324	1,385,047	74,023	2018	40 Years
DeFuniak Springs, FL	—	226,898	835,016	7,130	226,898	842,146	1,069,044	45,542	2018	40 Years
Eustis, FL	—	649,394	1,580,694	—	649,394	1,580,694	2,230,088	79,035	2018	40 Years
Hollywood, FL	—	895,783	947,204	—	895,783	947,204	1,842,987	47,360	2018	40 Years
Homestead, FL	—	650,821	948,265	—	650,821	948,265	1,599,086	47,413	2018	40 Years
Jacksonville, FL	—	827,799	1,554,516	—	827,799	1,554,516	2,382,315	77,726	2018	40 Years
Marianna, FL	—	257,760	886,801	—	257,760	886,801	1,144,561	44,340	2018	40 Years
Melbourne, FL	—	497,607	1,549,974	—	497,607	1,549,974	2,047,581	77,499	2018	40 Years
Merritt Island, FL	—	598,790	988,114	—	598,790	988,114	1,586,904	55,581	2018	40 Years
St. Petersburg, FL	—	958,547	902,502	—	958,547	902,502	1,861,049	54,470	2018	40 Years
Tampa, FL	—	488,002	1,209,902	—	488,002	1,209,902	1,697,904	73,098	2018	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Tampa, FL	—	703,273	1,283,951	—	703,273	1,283,951	1,987,224	64,198	2018	40 Years
Titusville, FL	—	137,421	1,017,394	12,059	137,421	1,029,453	1,166,874	51,397	2018	40 Years
Winter Haven, FL	—	832,247	1,433,449	—	832,247	1,433,449	2,265,696	71,672	2018	40 Years
Albany, GA	—	448,253	1,462,641	6,023	448,253	1,468,664	1,916,917	73,392	2018	40 Years
Austell, GA	—	1,162,782	7,462,351	—	1,162,782	7,462,351	8,625,133	497,490	2018	40 Years
Conyers, GA	—	330,549	941,133	—	330,549	941,133	1,271,682	47,057	2018	40 Years
Covington, GA	—	744,321	1,235,171	(43,000)	744,321	1,192,171	1,936,492	63,257	2018	40 Years
Doraville, GA	—	1,991,031	291,663	21,466	1,991,031	313,129	2,304,160	19,990	2018	40 Years
Douglasville, GA	—	519,420	1,492,529	—	519,420	1,492,529	2,011,949	74,626	2018	40 Years
Lilburn, GA	—	304,597	1,206,785	—	304,597	1,206,785	1,511,382	60,339	2018	40 Years
Marietta, GA	—	1,257,433	1,563,755	—	1,257,433	1,563,755	2,821,188	110,701	2018	40 Years
Marietta, GA	—	447,582	832,782	—	447,582	832,782	1,280,364	41,639	2018	40 Years
Pooler, GA	—	989,819	1,220,271	734	989,819	1,221,005	2,210,824	76,295	2018	40 Years
Riverdale, GA	—	474,072	879,835	—	474,072	879,835	1,353,907	43,992	2018	40 Years
Savannah, GA	—	944,815	2,997,426	14,050	944,815	3,011,476	3,956,291	150,472	2018	40 Years
Statesboro, GA	—	681,381	1,592,291	1,786	681,381	1,594,077	2,275,458	89,644	2018	40 Years
Union City, GA	—	97,528	1,036,165	—	97,528	1,036,165	1,133,693	51,808	2018	40 Years
Nampa, ID	—	496,676	5,163,257	37,265	496,676	5,200,522	5,697,198	313,486	2018	40 Years
Aurora, IL	—	174,456	862,599	—	174,456	862,599	1,037,055	43,130	2018	40 Years
Aurora, IL	—	623,568	1,437,665	(58,618)	623,568	1,379,047	2,002,615	85,590	2018	40 Years
Bloomington, IL	—	1,408,067	986,931	678	1,408,067	987,609	2,395,676	65,821	2018	40 Years
Carlinville, IL	—	208,519	1,113,537	—	208,519	1,113,537	1,322,056	71,916	2018	40 Years
Centralia, IL	—	277,527	351,547	—	277,527	351,547	629,074	17,577	2018	40 Years
Chicago, IL	—	1,569,578	632,848	—	1,569,578	632,848	2,202,426	46,117	2018	40 Years
Flora, IL	—	232,155	1,121,688	4,087	232,155	1,125,775	1,357,930	58,600	2018	40 Years
Gurnee, IL	—	1,341,679	951,320	—	1,341,679	951,320	2,292,999	65,387	2018	40 Years
Lake Zurich, IL	—	290,272	857,467	19,450	290,272	876,917	1,167,189	44,660	2018	40 Years
Macomb, IL	—	85,753	661,375	—	85,753	661,375	747,128	33,069	2018	40 Years
Morris, IL	—	331,622	1,842,994	3,880	331,622	1,846,874	2,178,496	103,838	2018	40 Years
Newton, IL	—	510,192	1,069,075	2,500	510,192	1,071,575	1,581,767	62,472	2018	40 Years
Northlake, IL	—	353,337	564,677	21,728	353,337	586,405	939,742	28,958	2018	40 Years
Rockford, IL	—	270,180	708,041	—	270,180	708,041	978,221	51,620	2018	40 Years
Greenwood, IN	—	1,586,786	1,232,818	—	1,586,786	1,232,818	2,819,604	79,620	2018	40 Years
Hammond, IN	—	230,142	—	—	230,142	—	230,142	—	2018
Indianapolis, IN	—	132,291	311,647	—	132,291	311,647	443,938	15,582	2018	40 Years
Mishawaka, IN	—	1,263,680	4,106,900	—	1,263,680	4,106,900	5,370,580	231,013	2018	40 Years
South Bend, IN	—	420,571	2,772,376	—	420,571	2,772,376	3,192,947	202,106	2018	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Warsaw, IN	—	583,174	1,118,270	—	583,174	1,118,270	1,701,444	81,521	2018	40 Years
Ackley, IA	—	202,968	896,444	—	202,968	896,444	1,099,412	63,415	2018	40 Years
Ottumwa, IA	—	227,562	5,794,123	—	227,562	5,794,123	6,021,685	422,466	2018	40 Years
Riceville, IA	—	154,294	742,421	—	154,294	742,421	896,715	52,483	2018	40 Years
Riverside, IA	—	579,935	1,594,085	—	579,935	1,594,085	2,174,020	99,630	2018	40 Years
Urbandale, IA	—	68,172	2,938,611	—	68,172	2,938,611	3,006,783	215,243	2018	40 Years
Overland Park, KS	—	1,053,287	6,141,649	219	1,053,287	6,141,868	7,195,155	345,476	2018	40 Years
Ekron, KY	—	95,655	802,880	—	95,655	802,880	898,535	50,180	2018	40 Years
Florence, KY	—	601,820	1,054,572	—	601,820	1,054,572	1,656,392	52,729	2018	40 Years
Chalmette, LA	—	290,396	1,297,684	—	290,396	1,297,684	1,588,080	64,884	2018	40 Years
Donaldsonville, LA	—	542,118	2,418,183	5,647	542,118	2,423,830	2,965,948	146,569	2018	40 Years
Franklinton, LA	—	193,192	925,598	—	193,192	925,598	1,118,790	52,065	2018	40 Years
Franklinton, LA	—	242,651	2,462,533	—	242,651	2,462,533	2,705,184	148,778	2018	40 Years
Franklinton, LA	—	396,560	1,122,737	—	396,560	1,122,737	1,519,297	63,154	2018	40 Years
Franklinton, LA	—	163,258	747,944	—	163,258	747,944	911,202	42,072	2018	40 Years
Harvey, LA	—	728,822	1,468,688	—	728,822	1,468,688	2,197,510	100,901	2018	40 Years
Jena, LA	—	772,878	2,392,129	—	772,878	2,392,129	3,165,007	144,525	2018	40 Years
Jennings, LA	—	128,158	2,329,137	22,350	128,158	2,351,487	2,479,645	142,209	2018	40 Years
New Orleans, LA	—	293,726	—	—	293,726	—	293,726	—	2018
Pine Grove, LA	—	238,223	758,573	—	238,223	758,573	996,796	42,670	2018	40 Years
Rayville, LA	—	310,034	2,365,203	—	310,034	2,365,203	2,675,237	142,898	2018	40 Years
Roseland, LA	—	307,331	872,252	—	307,331	872,252	1,179,583	49,064	2018	40 Years
Talisheek, LA	—	150,802	1,031,214	41,717	150,802	1,072,931	1,223,733	59,831	2018	40 Years
Baltimore, MD	—	699,157	651,927	—	699,157	651,927	1,351,084	32,596	2018	40 Years
Salisbury, MD	—	305,215	1,193,870	—	305,215	1,193,870	1,499,085	59,694	2018	40 Years
Springfield, MA	—	153,428	826,741	—	153,428	826,741	980,169	41,337	2018	40 Years
Ann Arbor, MI	—	735,859	2,489,707	—	735,859	2,489,707	3,225,566	181,495	2018	40 Years
Belleville, MI	—	598,203	3,970,176	—	598,203	3,970,176	4,568,379	289,400	2018	40 Years
Grand Blanc, MI	—	1,589,886	3,738,477	—	1,589,886	3,738,477	5,328,363	272,519	2018	40 Years
Jackson, MI	—	1,451,971	2,548,436	—	1,451,971	2,548,436	4,000,407	185,765	2018	40 Years
Kentwood, MI	—	939,481	3,438,259	—	939,481	3,438,259	4,377,740	250,642	2018	40 Years
Lake Orion, MI	—	1,172,982	2,349,762	—	1,172,982	2,349,762	3,522,744	171,285	2018	40 Years
Onaway, MI	—	17,557	935,308	—	17,557	935,308	952,865	60,405	2018	40 Years
Champlin, MN	—	307,271	1,602,196	18,429	307,271	1,620,625	1,927,896	80,916	2018	40 Years
North Branch, MN	—	533,175	—	205	533,380	—	533,380	—	2018
Richfield, MN	—	2,141,431	613,552	—	2,141,431	613,552	2,754,983	30,678	2018	40 Years
Bay St. Louis, MS	—	547,498	2,080,989	—	547,498	2,080,989	2,628,487	125,726	2018	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Corinth, MS	—	504,885	4,540,022	—	504,885	4,540,022	5,044,907	331,038	2018	40 Years
Forest, MS	—	189,817	1,340,848	—	189,817	1,340,848	1,530,665	81,010	2018	40 Years
Southaven, MS	—	150,931	826,123	—	150,931	826,123	977,054	41,306	2018	40 Years
Waynesboro, MS	—	243,835	1,205,383	—	243,835	1,205,383	1,449,218	72,825	2018	40 Years
Blue Springs, MO	—	431,698	1,704,870	—	431,698	1,704,870	2,136,568	106,552	2018	40 Years
Florissant, MO	—	733,592	1,961,094	(14,149)	733,592	1,946,945	2,680,537	97,436	2018	40 Years
Joplin, MO	—	789,880	384,638	—	789,880	384,638	1,174,518	28,036	2018	40 Years
Liberty, MO	—	308,470	2,750,231	—	308,470	2,750,231	3,058,701	188,970	2018	40 Years
Neosho, MO	—	687,812	1,115,054	—	687,812	1,115,054	1,802,866	69,691	2018	40 Years
Springfield, MO	—	1,311,497	5,462,972	—	1,311,497	5,462,972	6,774,469	409,697	2018	40 Years
St. Peters, MO	—	1,205,257	1,760,658	—	1,205,257	1,760,658	2,965,915	88,033	2018	40 Years
Webb City, MO	—	1,324,146	1,501,744	—	1,324,146	1,501,744	2,825,890	109,491	2018	40 Years
Nashua, NH	—	3,635,953	2,720,644	4,240	3,635,953	2,724,884	6,360,837	198,670	2018	40 Years
Forked River, NJ	—	4,227,966	3,991,690	(81,552)	4,227,966	3,910,138	8,138,104	56,593	2018	40 Years
Forked River, NJ	—	3,505,805	(2,766,838)	1,494	3,505,805	(2,765,344)	740,461	23,105	2018	40 Years
Forked River, NJ	—	1,128,858	1,396,960	—	1,128,858	1,396,960	2,525,818	75,669	2018	40 Years
Forked River, NJ	—	1,682,284	3,527,964	(263,734)	1,682,284	3,264,230	4,946,514	168,023	2018	40 Years
Forked River, NJ	—	682,822	—	—	682,822	—	682,822	—	2018
Woodland Park, NJ	—	7,761,801	3,958,902	—	7,761,801	3,958,902	11,720,703	239,171	2018	40 Years
Bernalillo, NM	—	899,770	2,037,465	(78,875)	820,895	2,037,465	2,858,360	149,847	2018	40 Years
Farmington, NM	—	4,428,998	—	—	4,428,998	—	4,428,998	—	2018
Canandaigua, NY	—	154,996	1,352,174	—	154,996	1,352,174	1,507,170	78,857	2018	40 Years
Catskill, NY	—	80,524	1,097,609	—	80,524	1,097,609	1,178,133	64,008	2018	40 Years
Clifton Park, NY	—	925,613	1,858,613	7,421	925,613	1,866,034	2,791,647	93,255	2018	40 Years
Elmira, NY	—	43,388	947,627	—	43,388	947,627	991,015	47,381	2018	40 Years
Geneseo, NY	—	264,795	1,328,115	—	264,795	1,328,115	1,592,910	77,473	2018	40 Years
Greece, NY	—	182,916	1,254,678	—	182,916	1,254,678	1,437,594	73,170	2018	40 Years
Hamburg, NY	—	520,599	2,039,602	—	520,599	2,039,602	2,560,201	101,980	2018	40 Years
Latham, NY	—	373,318	764,382	—	373,318	764,382	1,137,700	38,219	2018	40 Years
N. Syracuse, NY	—	165,417	452,510	10,034	165,417	462,544	627,961	22,814	2018	40 Years
Niagara Falls, NY	—	392,301	1,022,745	—	392,301	1,022,745	1,415,046	51,137	2018	40 Years
Rochester, NY	—	100,136	895,792	—	100,136	895,792	995,928	52,255	2018	40 Years
Rochester, NY	—	575,463	772,555	—	575,463	772,555	1,348,018	38,628	2018	40 Years
Rochester, NY	—	375,721	881,257	—	375,721	881,257	1,256,978	44,063	2018	40 Years
Schenectady, NY	—	74,387	1,279,967	8,383	74,387	1,288,350	1,362,737	75,012	2018	40 Years
Schenectady, NY	—	453,006	726,404	—	453,006	726,404	1,179,410	36,320	2018	40 Years
Syracuse, NY	—	339,207	918,302	—	339,207	918,302	1,257,509	45,915	2018	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Syracuse, NY	—	607,053	259,331	—	607,053	259,331	866,384	12,967	2018	40 Years
Tonawanda, NY	—	94,443	727,373	—	94,443	727,373	821,816	42,411	2018	40 Years
Tonawanda, NY	—	131,021	576,915	—	131,021	576,915	707,936	28,846	2018	40 Years
W. Seneca, NY	—	98,194	737,592	—	98,194	737,592	835,786	36,880	2018	40 Years
Williamsville, NY	—	705,842	488,800	—	705,842	488,800	1,194,642	24,440	2018	40 Years
Charlotte, NC	—	287,732	518,005	—	287,732	518,005	805,737	25,900	2018	40 Years
Concord, NC	—	526,102	1,955,989	8,699	526,102	1,964,688	2,490,790	102,255	2018	40 Years
Durham, NC	—	1,787,380	848,986	—	1,787,380	848,986	2,636,366	42,449	2018	40 Years
Fayetteville, NC	—	108,898	1,769,274	—	108,898	1,769,274	1,878,172	88,464	2018	40 Years
Greensboro, NC	—	402,957	1,351,015	—	402,957	1,351,015	1,753,972	67,551	2018	40 Years
Greenville, NC	—	541,233	1,403,441	—	541,233	1,403,441	1,944,674	70,172	2018	40 Years
High Point, NC	—	252,336	1,024,696	—	252,336	1,024,696	1,277,032	51,235	2018	40 Years
Kernersville, NC	—	270,581	966,807	—	270,581	966,807	1,237,388	48,340	2018	40 Years
Pineville, NC	—	1,390,592	6,390,201	—	1,390,592	6,390,201	7,780,793	372,739	2018	40 Years
Rockingham, NC	—	245,976	955,579	—	245,976	955,579	1,201,555	59,724	2018	40 Years
Salisbury, NC	—	572,085	700,288	—	572,085	700,288	1,272,373	35,014	2018	40 Years
Zebulon, NC	—	160,107	1,077	36	160,107	1,113	161,220	66	2018	40 Years
Akron, OH	—	445,299	—	—	445,299	—	445,299	—	2018
Bellevue, OH	—	272,308	1,127,365	—	272,308	1,127,365	1,399,673	72,809	2018	40 Years
Canton, OH	—	981,941	1,076,113	—	981,941	1,076,113	2,058,054	53,806	2018	40 Years
Columbus, OH	—	542,161	1,088,316	—	542,161	1,088,316	1,630,477	54,416	2018	40 Years
Fairview Park, OH	—	338,732	400,013	—	338,732	400,013	738,745	20,001	2018	40 Years
Franklin, OH	—	5,405,718	—	—	5,405,718	—	5,405,718	—	2018
Middletown, OH	—	311,389	1,451,469	—	311,389	1,451,469	1,762,858	93,724	2018	40 Years
Niles, OH	—	334,783	798,136	—	334,783	798,136	1,132,919	39,907	2018	40 Years
North Olmsted, OH	—	544,903	810,840	—	544,903	810,840	1,355,743	55,707	2018	40 Years
North Ridgeville, OH	—	521,909	1,475,305	(37,428)	521,909	1,437,877	1,959,786	99,682	2018	40 Years
Warren, OH	—	208,710	601,092	—	208,710	601,092	809,802	30,055	2018	40 Years
Warrensville Heights, OH	—	735,534	—	627	736,161	—	736,161	—	2018
Youngstown, OH	—	323,983	989,430	—	323,983	989,430	1,313,413	49,472	2018	40 Years
Broken Arrow, OK	—	919,176	1,276,754	1,778	919,176	1,278,532	2,197,708	79,864	2018	40 Years
Chickasha, OK	—	230,000	2,881,525	—	230,000	2,881,525	3,111,525	168,089	2018	40 Years
Coweta, OK	—	282,468	803,762	—	282,468	803,762	1,086,230	50,235	2018	40 Years
Midwest City, OK	—	755,192	5,687,280	(21,199)	755,192	5,666,081	6,421,273	319,380	2018	40 Years
Oklahoma City, OK	—	1,104,085	1,874,359	507	1,104,085	1,874,866	2,978,951	97,645	2018	40 Years
Shawnee, OK	—	409,190	957,557	—	409,190	957,557	1,366,747	47,878	2018	40 Years
Wright City, OK	—	38,302	1,010,645	(1,300)	38,302	1,009,345	1,047,647	56,719	2018	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Hillsboro, OR	—	4,632,369	7,656,179	—	4,632,369	7,656,179	12,288,548	510,412	2018	40 Years
Carlisle, PA	—	340,349	643,498	—	340,349	643,498	983,847	32,175	2018	40 Years
Erie, PA	—	58,279	833,933	—	58,279	833,933	892,212	41,697	2018	40 Years
Johnstown, PA	—	1,030,667	—	8,829	1,030,667	8,829	1,039,496	386	2018	40 Years
King of Prussia, PA	—	5,097,320	—	1,202	5,098,522	—	5,098,522	—	2018
Philadelphia, PA	—	155,212	218,083	—	155,212	218,083	373,295	10,904	2018	40 Years
Philadelphia, PA	—	127,690	122,516	—	127,690	122,516	250,206	6,126	2018	40 Years
Pittsburgh, PA	—	927,083	5,126,243	—	927,083	5,126,243	6,053,326	277,671	2018	40 Years
Pittsburgh, PA	—	1,397,965	—	3,850	1,401,815	—	1,401,815	—	2018
Upper Darby, PA	—	861,339	85,966	37,671	861,339	123,637	984,976	2,526	2018	40 Years
Wysox, PA	—	1,668,272	1,699,343	—	1,668,272	1,699,343	3,367,615	95,588	2018	40 Years
Richmond, RI	—	1,293,932	7,477,281	254,992	1,293,932	7,732,273	9,026,205	529,610	2018	40 Years
Warwick, RI	—	687,454	2,108,256	—	687,454	2,108,256	2,795,710	105,413	2018	40 Years
Greenville, SC	—	628,081	1,451,481	—	628,081	1,451,481	2,079,562	72,574	2018	40 Years
Lake City, SC	—	57,911	932,874	869	57,911	933,743	991,654	48,625	2018	40 Years
Manning, SC	—	245,546	989,236	146	245,546	989,382	1,234,928	57,695	2018	40 Years
Mt. Pleasant, SC	—	555,387	1,042,804	—	555,387	1,042,804	1,598,191	52,140	2018	40 Years
Myrtle Beach, SC	—	254,334	149,107	—	254,334	149,107	403,441	7,455	2018	40 Years
Spartanburg, SC	—	709,338	1,618,382	—	709,338	1,618,382	2,327,720	80,919	2018	40 Years
Sumter, SC	—	521,299	809,466	—	521,299	809,466	1,330,765	40,473	2018	40 Years
Walterboro, SC	—	207,130	827,775	—	207,130	827,775	1,034,905	51,734	2018	40 Years
Chattanooga, TN	—	1,179,566	1,236,591	—	1,179,566	1,236,591	2,416,157	61,830	2018	40 Years
Johnson City, TN	—	181,117	1,232,151	—	181,117	1,232,151	1,413,268	61,608	2018	40 Years
Beaumont, TX	—	936,389	2,725,502	21,662	936,389	2,747,164	3,683,553	137,223	2018	40 Years
Donna, TX	—	962,302	1,620,925	—	962,302	1,620,925	2,583,227	94,520	2018	40 Years
Fairfield, TX	—	125,098	970,816	—	125,098	970,816	1,095,914	52,586	2018	40 Years
Groves, TX	—	596,586	2,250,794	—	596,586	2,250,794	2,847,380	112,540	2018	40 Years
Humble, TX	—	173,885	867,347	—	173,885	867,347	1,041,232	43,367	2018	40 Years
Jacksboro, TX	—	119,147	1,036,482	—	119,147	1,036,482	1,155,629	56,143	2018	40 Years
Kemah, TX	—	2,324,774	2,835,597	(45,000)	2,324,774	2,790,597	5,115,371	158,377	2018	40 Years
Lamesa, TX	—	66,019	1,493,146	—	66,019	1,493,146	1,559,165	99,537	2018	40 Years
Live Oak, TX	—	371,174	1,880,746	—	371,174	1,880,746	2,251,920	117,545	2018	40 Years
Lufkin, TX	—	382,643	1,054,911	—	382,643	1,054,911	1,437,554	52,746	2018	40 Years
Plano, TX	—	452,721	822,683	—	452,721	822,683	1,275,404	41,134	2018	40 Years
Port Arthur, TX	—	512,094	721,936	—	512,094	721,936	1,234,030	36,097	2018	40 Years
Porter, TX	—	524,532	1,683,767	566	524,532	1,684,333	2,208,865	94,736	2018	40 Years
Tomball, TX	—	1,336,029	1,849,554	—	1,336,029	1,849,554	3,185,583	115,592	2018	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Universal City, TX	—	380,788	1,496,318	—	380,788	1,496,318	1,877,106	74,816	2018	40 Years
Waxahachie, TX	—	388,138	792,125	—	388,138	792,125	1,180,263	39,606	2018	40 Years
Willis, TX	—	406,466	925,047	7,287	406,466	932,334	1,338,800	52,349	2018	40 Years
Logan, UT	—	914,515	2,774,985	—	914,515	2,774,985	3,689,500	161,873	2018	40 Years
Christiansburg, VA	—	520,538	661,780	—	520,538	661,780	1,182,318	33,089	2018	40 Years
Fredericksburg, VA	—	452,911	1,076,589	—	452,911	1,076,589	1,529,500	53,829	2018	40 Years
Glen Allen, VA	—	1,112,948	837,542	—	1,112,948	837,542	1,950,490	57,484	2018	40 Years
Hampton, VA	—	353,242	514,898	—	353,242	514,898	868,140	25,745	2018	40 Years
Louisa, VA	—	538,246	2,179,541	—	538,246	2,179,541	2,717,787	123,535	2018	40 Years
Manassas, VA	—	1,454,278	—	—	1,454,278	—	1,454,278	—	2018
Virginia Beach, VA	—	2,142,002	1,154,585	—	2,142,002	1,154,585	3,296,587	57,729	2018	40 Years
Virginia Beach, VA	—	271,176	3,308,434	—	271,176	3,308,434	3,579,610	165,422	2018	40 Years
Everett, WA	—	414,899	811,710	—	414,899	811,710	1,226,609	40,586	2018	40 Years
Bluefield, WV	—	287,740	947,287	—	287,740	947,287	1,235,027	69,072	2018	40 Years
Green Bay, WI	—	817,143	1,383,440	—	817,143	1,383,440	2,200,583	69,172	2018	40 Years
La Crosse, WI	—	175,551	1,145,438	—	175,551	1,145,438	1,320,989	57,272	2018	40 Years
Madison, WI	—	2,475,815	4,249,537	(30,000)	2,475,815	4,219,537	6,695,352	236,035	2018	40 Years
Mt. Pleasant, WI	—	208,806	1,173,275	—	208,806	1,173,275	1,382,081	58,664	2018	40 Years
Schofield, WI	—	533,503	1,071,930	—	533,503	1,071,930	1,605,433	53,597	2018	40 Years
Sheboygan, WI	—	331,692	929,092	—	331,692	929,092	1,260,784	46,455	2018	40 Years
Athens, AL	—	338,789	1,119,459	(2,717)	338,789	1,116,742	1,455,531	39,631	2019	40 Years
Attala, AL	—	289,473	928,717	—	289,473	928,717	1,218,190	32,892	2019	40 Years
Birmingham, AL	—	1,400,530	859,880	316	1,400,530	860,196	2,260,726	25,086	2019	40 Years
Blountsville, AL	—	262,412	816,070	—	262,412	816,070	1,078,482	28,902	2019	40 Years
Coffeeville, AL	—	129,263	864,122	—	129,263	864,122	993,385	30,604	2019	40 Years
Phenix, AL	—	292,234	1,280,705	—	292,234	1,280,705	1,572,939	58,699	2019	40 Years
Silas, AL	—	383,742	1,351,195	—	383,742	1,351,195	1,734,937	47,845	2019	40 Years
Tuba City, AZ	—	138,006	1,253,376	531	138,006	1,253,907	1,391,913	39,094	2019	40 Years
Searcy, AR	—	851,561	5,582,069	36,558	851,561	5,618,627	6,470,188	256,583	2019	40 Years
Sheridan, AR	—	124,667	1,070,754	—	124,667	1,070,754	1,195,421	37,789	2019	40 Years
Trumann, AR	—	170,957	1,064,039	—	170,957	1,064,039	1,234,996	37,551	2019	40 Years
Visalia, CA	—	2,552,353	6,994,518	284	2,552,353	6,994,802	9,547,155	276,869	2019	40 Years
Lakewood, CO	—	3,021,260	6,125,185	18,070	3,021,260	6,143,255	9,164,515	153,489	2019	40 Years
Rifle, CO	—	4,427,019	1,599,591	—	4,427,019	1,599,591	6,026,610	63,209	2019	40 Years
Danbury, CT	—	1,095,933	—	—	1,095,933	—	1,095,933	—	2019
Greenwich, CT	—	16,350,193	3,076,568	—	16,350,193	3,076,568	19,426,761	113,326	2019	40 Years
Orange, CT	—	6,881,022	10,519,218	3,400	6,881,022	10,522,618	17,403,640	328,251	2019	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Torrington, CT	—	195,171	1,541,214	9,168	195,171	1,550,382	1,745,553	41,913	2019	40 Years
Bear, DE	—	743,604	—	657	743,604	657	744,261	12	2019	40 Years
Wilmington, DE	—	2,501,623	2,784,576	—	2,501,623	2,784,576	5,286,199	121,660	2019	40 Years
Apopka, FL	—	646,629	1,215,458	—	646,629	1,215,458	1,862,087	60,773	2019	40 Years
Clearwater, FL	—	497,216	1,027,192	—	497,216	1,027,192	1,524,408	44,773	2019	40 Years
Cocoa, FL	—	2,174,730	—	—	2,174,730	—	2,174,730	—	2019
Lake Placid, FL	—	255,339	1,059,913	—	255,339	1,059,913	1,315,252	30,914	2019	40 Years
Merritt Island, FL	—	746,846	1,805,756	—	746,846	1,805,756	2,552,602	60,192	2019	40 Years
Orlando, FL	—	751,265	2,089,523	—	751,265	2,089,523	2,840,788	90,002	2019	40 Years
Poinciana, FL	—	608,450	1,073,714	—	608,450	1,073,714	1,682,164	31,317	2019	40 Years
Sanford, FL	—	2,791,684	4,763,063	20,323	2,791,684	4,783,386	7,575,070	159,015	2019	40 Years
Tavares, FL	—	736,113	1,849,694	—	736,113	1,849,694	2,585,807	80,929	2019	40 Years
Wauchula, FL	—	333,236	1,156,806	—	333,236	1,156,806	1,490,042	57,840	2019	40 Years
West Palm Beach, FL	—	2,484,935	2,344,077	—	2,484,935	2,344,077	4,829,012	78,064	2019	40 Years
Brunswick, GA	—	186,767	1,615,510	—	186,767	1,615,510	1,802,277	70,494	2019	40 Years
Columbus, GA	—	336,125	2,497,365	32,240	336,125	2,529,605	2,865,730	73,444	2019	40 Years
Conyers, GA	—	714,666	2,137,506	—	714,666	2,137,506	2,852,172	80,042	2019	40 Years
Dacula, GA	—	1,280,484	1,716,312	—	1,280,484	1,716,312	2,996,796	78,604	2019	40 Years
Marietta, GA	—	390,416	1,441,936	—	390,416	1,441,936	1,832,352	62,907	2019	40 Years
Tucker, GA	—	374,268	1,652,522	—	374,268	1,652,522	2,026,790	75,681	2019	40 Years
Chubbuck, ID	—	1,067,983	5,880,828	—	1,067,983	5,880,828	6,948,811	281,787	2019	40 Years
Chubbuck, ID	—	185,310	—	—	185,310	—	185,310	—	2019
Chubbuck, ID	—	873,334	1,653,886	—	873,334	1,653,886	2,527,220	79,249	2019	40 Years
Edwardsville, IL	—	449,741	1,202,041	—	449,741	1,202,041	1,651,782	52,461	2019	40 Years
Elk Grove Village, IL	—	394,567	1,395,659	22,896	394,567	1,418,555	1,813,122	46,802	2019	40 Years
Evergreen Park, IL	—	5,687,045	18,880,969	—	5,687,045	18,880,969	24,568,014	629,094	2019	40 Years
Freeport, IL	—	92,295	1,537,120	—	92,295	1,537,120	1,629,415	47,968	2019	40 Years
Geneva, IL	—	644,434	1,213,859	—	644,434	1,213,859	1,858,293	50,577	2019	40 Years
Greenville, IL	—	135,642	1,026,006	—	135,642	1,026,006	1,161,648	27,788	2019	40 Years
Murphysboro, IL	—	176,281	988,808	—	176,281	988,808	1,165,089	36,937	2019	40 Years
Rockford, IL	—	814,666	1,719,410	—	814,666	1,719,410	2,534,076	53,664	2019	40 Years
Round Lake, IL	—	325,722	2,669,132	5,756	325,722	2,674,888	3,000,610	68,536	2019	40 Years
Fishers, IN	—	429,857	621,742	—	429,857	621,742	1,051,599	28,475	2019	40 Years
Gas City, IN	—	504,378	1,341,890	—	504,378	1,341,890	1,846,268	64,299	2019	40 Years
Hammond, IN	—	149,230	1,002,706	—	149,230	1,002,706	1,151,936	35,513	2019	40 Years
Kokomo, IN	—	716,631	1,143,537	—	716,631	1,143,537	1,860,168	49,922	2019	40 Years
Marion, IN	—	140,507	898,097	23,792	140,507	921,889	1,062,396	22,899	2019	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Westfield, IN	—	594,597	1,260,563	—	594,597	1,260,563	1,855,160	57,776	2019	40 Years
Waterloo, IA	—	369,497	1,265,450	—	369,497	1,265,450	1,634,947	42,110	2019	40 Years
Concordia, KS	—	150,440	1,144,639	26,864	150,440	1,171,503	1,321,943	29,041	2019	40 Years
Parsons, KS	—	203,953	1,073,554	—	203,953	1,073,554	1,277,507	49,084	2019	40 Years
Pratt, KS	—	245,375	1,293,871	—	245,375	1,293,871	1,539,246	43,129	2019	40 Years
Wellington, KS	—	95,197	1,090,333	—	95,197	1,090,333	1,185,530	34,007	2019	40 Years
Wichita, KS	—	1,257,608	5,700,299	—	1,257,608	5,700,299	6,957,907	237,395	2019	40 Years
Crestwood, KY	—	670,021	1,096,031	9,668	670,021	1,105,699	1,775,720	27,582	2019	40 Years
Georgetown, KY	—	257,839	3,025,734	264,688	257,839	3,290,422	3,548,261	97,352	2019	40 Years
Grayson, KY	—	241,857	1,155,603	—	241,857	1,155,603	1,397,460	38,520	2019	40 Years
Henderson, KY	—	146,676	958,794	—	146,676	958,794	1,105,470	25,967	2019	40 Years
Leitchfield, KY	—	303,830	1,062,711	—	303,830	1,062,711	1,366,541	26,568	2019	40 Years
Kentwood, LA	—	327,392	638,214	—	327,392	638,214	965,606	30,581	2019	40 Years
Lake Charles, LA	—	565,778	890,034	(890,034)	565,778	—	565,778	—	2019
Bowie, MD	—	2,840,009	4,474,364	—	2,840,009	4,474,364	7,314,373	167,678	2019	40 Years
Eldersburg, MD	—	563,227	1,855,987	520	563,227	1,856,507	2,419,734	57,913	2019	40 Years
Brockton, MA	—	3,254,807	8,504,236	47,679	3,254,807	8,551,915	11,806,722	213,551	2019	40 Years
Ipswich, MA	—	467,109	967,282	—	467,109	967,282	1,434,391	36,178	2019	40 Years
Ipswich, MA	—	2,606,990	3,414,474	—	2,606,990	3,414,474	6,021,464	128,031	2019	40 Years
Adrian, MI	—	459,814	1,562,895	—	459,814	1,562,895	2,022,709	65,121	2019	40 Years
Allegan, MI	—	184,466	1,239,762	—	184,466	1,239,762	1,424,228	46,491	2019	40 Years
Bloomfield Hills, MI	—	1,160,912	4,181,635	1,521,707	1,160,912	5,703,342	6,864,254	154,135	2019	40 Years
Caro, MI	—	183,318	1,328,630	—	183,318	1,328,630	1,511,948	41,473	2019	40 Years
Clare, MI	—	153,379	1,412,383	11,127	153,379	1,423,510	1,576,889	38,454	2019	40 Years
Cooks, MI	—	304,340	1,109,838	9,630	304,340	1,119,468	1,423,808	27,927	2019	40 Years
Crystal Falls, MI	—	62,462	757,276	—	62,462	757,276	819,738	26,820	2019	40 Years
Harrison, MI	—	59,984	900,901	(25,895)	59,984	875,006	934,990	22,039	2019	40 Years
Jackson, MI	—	524,446	1,265,119	—	524,446	1,265,119	1,789,565	36,899	2019	40 Years
Monroe, MI	—	501,688	2,651,440	—	501,688	2,651,440	3,153,128	115,802	2019	40 Years
Plymouth, MI	—	580,459	1,043,474	—	580,459	1,043,474	1,623,933	45,652	2019	40 Years
Spalding, MI	—	86,973	842,434	—	86,973	842,434	929,407	29,836	2019	40 Years
Walker, MI	—	4,821,073	15,814,475	17,091	4,821,073	15,831,566	20,652,639	461,563	2019	40 Years
Lakeville, MN	—	1,774,051	6,386,118	46,000	1,774,051	6,432,118	8,206,169	240,127	2019	40 Years
Longville, MN	—	30,748	836,277	—	30,748	836,277	867,025	29,618	2019	40 Years
Waite Park, MN	—	142,863	1,064,736	—	142,863	1,064,736	1,207,599	46,295	2019	40 Years
Bolton, MS	—	172,890	831,005	—	172,890	831,005	1,003,895	29,431	2019	40 Years
Bruce, MS	—	189,929	896,080	—	189,929	896,080	1,086,009	39,143	2019	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Columbus, MS	—	123,385	898,226	—	123,385	898,226	1,021,611	39,237	2019	40 Years
Flowood, MS	—	638,891	1,308,566	—	638,891	1,308,566	1,947,457	40,836	2019	40 Years
Houston, MS	—	170,449	913,763	—	170,449	913,763	1,084,212	39,917	2019	40 Years
Jackson, MS	—	393,954	1,169,374	—	393,954	1,169,374	1,563,328	36,490	2019	40 Years
Michigan City, MS	—	336,323	963,447	—	336,323	963,447	1,299,770	42,091	2019	40 Years
Pontotoc, MS	—	174,112	924,043	—	174,112	924,043	1,098,155	36,577	2019	40 Years
Tutwiler, MS	—	152,108	844,300	—	152,108	844,300	996,408	29,902	2019	40 Years
Fair Play, MO	—	56,563	642,856	—	56,563	642,856	699,419	22,768	2019	40 Years
Florissant, MO	—	1,394,072	2,210,514	—	1,394,072	2,210,514	3,604,586	96,647	2019	40 Years
Florissant, MO	—	1,647,163	2,256,716	—	1,647,163	2,256,716	3,903,879	94,030	2019	40 Years
Grovespring, MO	—	207,974	823,419	—	207,974	823,419	1,031,393	29,163	2019	40 Years
Hermitage, MO	—	98,531	833,177	2,600	98,531	835,777	934,308	29,557	2019	40 Years
Madison, MO	—	199,972	844,901	—	199,972	844,901	1,044,873	29,924	2019	40 Years
Oak Grove, MO	—	275,293	1,000,150	—	275,293	1,000,150	1,275,443	37,506	2019	40 Years
Salem, MO	—	153,713	1,085,494	—	153,713	1,085,494	1,239,207	33,856	2019	40 Years
South Fork, MO	—	345,053	1,087,384	—	345,053	1,087,384	1,432,437	38,512	2019	40 Years
St. Louis, MO	—	743,673	3,387,981	—	743,673	3,387,981	4,131,654	91,758	2019	40 Years
Manchester, HN	—	1,486,550	2,419,269	—	1,486,550	2,419,269	3,905,819	70,562	2019	40 Years
Nashua, NH	—	808,886	2,020,221	278	808,886	2,020,499	2,829,385	58,928	2019	40 Years
Lanoka Harbor, NJ	—	1,355,335	1,052,415	—	1,355,335	1,052,415	2,407,750	32,761	2019	40 Years
Paramus, NJ	—	—	6,224,221	17,464	—	6,241,685	6,241,685	271,918	2019	40 Years
San Ysidro, NM	—	316,770	956,983	—	316,770	956,983	1,273,753	33,893	2019	40 Years
Hinsdale, NY	—	353,602	905,350	—	353,602	905,350	1,258,952	32,064	2019	40 Years
Liverpool, NY	—	1,697,114	3,355,641	24,323	1,697,114	3,379,964	5,077,078	84,347	2019	40 Years
Malone, NY	—	413,667	1,035,771	—	413,667	1,035,771	1,449,438	45,138	2019	40 Years
Vestal, NY	—	3,540,906	5,610,529	—	3,540,906	5,610,529	9,151,435	175,011	2019	40 Years
Columbus, NC	—	423,026	1,070,992	—	423,026	1,070,992	1,494,018	33,395	2019	40 Years
Fayetteville, NC	—	505,574	1,544,177	—	505,574	1,544,177	2,049,751	45,039	2019	40 Years
Hope Mills, NC	—	1,522,142	7,906,676	—	1,522,142	7,906,676	9,428,818	263,431	2019	40 Years
Stallings, NC	—	1,481,940	—	—	1,481,940	—	1,481,940	—	2019
Sylva, NC	—	450,055	1,351,631	19,487	450,055	1,371,118	1,821,173	34,156	2019	40 Years
Edgeley, ND	—	193,509	944,881	—	193,509	944,881	1,138,390	35,433	2019	40 Years
Grand Forks, ND	—	1,187,389	2,052,184	—	1,187,389	2,052,184	3,239,573	72,663	2019	40 Years
Williston, ND	—	515,210	1,584,865	—	515,210	1,584,865	2,100,075	56,131	2019	40 Years
Batavia, OH	—	601,071	1,125,756	(1,973)	601,071	1,123,783	1,724,854	44,763	2019	40 Years
Bellevue, OH	—	186,215	1,343,783	8,491	186,215	1,352,274	1,538,489	33,754	2019	40 Years
Columbus, OH	—	357,767	1,423,046	—	357,767	1,423,046	1,780,813	62,081	2019	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Conneaut, OH	—	200,915	1,363,715	7,983	200,915	1,371,698	1,572,613	39,925	2019	40 Years
Hamilton, OH	—	335,677	1,066,581	—	335,677	1,066,581	1,402,258	44,297	2019	40 Years
Heath, OH	—	657,358	3,259,449	313,281	657,358	3,572,730	4,230,088	96,735	2019	40 Years
Kenton, OH	—	191,968	1,290,534	7,723	191,968	1,298,257	1,490,225	35,097	2019	40 Years
Maumee, OH	—	1,498,739	815,222	—	1,498,739	815,222	2,313,961	39,130	2019	40 Years
Oxford, OH	—	912,241	2,566,991	—	912,241	2,566,991	3,479,232	117,494	2019	40 Years
West Chester, OH	—	796,035	814,730	660	796,035	815,390	1,611,425	39,052	2019	40 Years
West Chester, OH	—	395,924	1,173,848	—	395,924	1,173,848	1,569,772	53,684	2019	40 Years
Ada, OK	—	336,304	1,234,870	—	336,304	1,234,870	1,571,174	36,017	2019	40 Years
Bartlesville, OK	—	451,582	1,249,112	—	451,582	1,249,112	1,700,694	46,670	2019	40 Years
Bokoshe, OK	—	47,725	797,175	—	47,725	797,175	844,900	29,604	2019	40 Years
Lawton, OK	—	230,834	612,256	—	230,834	612,256	843,090	22,788	2019	40 Years
Whitefield, OK	—	144,932	863,327	—	144,932	863,327	1,008,259	32,375	2019	40 Years
Cranberry Township, PA	—	2,066,679	2,049,310	—	2,066,679	2,049,310	4,115,989	93,867	2019	40 Years
Ebensburg, PA	—	551,162	2,023,064	—	551,162	2,023,064	2,574,226	88,343	2019	40 Years
Flourtown, PA	—	1,342,409	2,229,147	—	1,342,409	2,229,147	3,571,556	106,798	2019	40 Years
Monaca, PA	—	449,116	842,901	—	449,116	842,901	1,292,017	38,573	2019	40 Years
Natrona Heights, PA	—	1,412,247	1,719,447	—	1,412,247	1,719,447	3,131,694	82,390	2019	40 Years
North Huntingdon, PA	—	428,166	1,508,044	—	428,166	1,508,044	1,936,210	69,059	2019	40 Years
Oakdale, PA	—	708,623	987,577	12,578	708,623	1,000,155	1,708,778	26,983	2019	40 Years
Philadelphia, PA	—	1,891,985	20,799,223	199,478	1,891,985	20,998,701	22,890,686	866,957	2019	40 Years
Pittsburgh, PA	—	1,251,674	3,842,592	—	1,251,674	3,842,592	5,094,266	119,981	2019	40 Years
Robinson Township, PA	—	1,630,648	2,703,381	—	1,630,648	2,703,381	4,334,029	101,292	2019	40 Years
Titusville, PA	—	877,651	2,568,060	—	877,651	2,568,060	3,445,711	101,595	2019	40 Years
West View, PA	—	120,349	1,347,706	—	120,349	1,347,706	1,468,055	44,839	2019	40 Years
York, PA	—	3,331,496	6,690,968	—	3,331,496	6,690,968	10,022,464	264,608	2019	40 Years
Columbia, SC	—	2,783,934	13,228,453	—	2,783,934	13,228,453	16,012,387	606,177	2019	40 Years
Hampton, SC	—	215,462	1,050,367	—	215,462	1,050,367	1,265,829	52,518	2019	40 Years
Myrtle Beach, SC	—	1,371,226	2,752,440	496,319	1,371,226	3,248,759	4,619,985	98,211	2019	40 Years
Orangeburg, SC	—	316,428	1,116,664	—	316,428	1,116,664	1,433,092	44,123	2019	40 Years
Kadoka, SD	—	134,528	926,523	—	134,528	926,523	1,061,051	34,745	2019	40 Years
Thorn Hill, TN	—	115,367	974,925	—	115,367	974,925	1,090,292	42,558	2019	40 Years
Woodbury, TN	—	154,043	1,092,958	—	154,043	1,092,958	1,247,001	47,817	2019	40 Years
Burleson, TX	—	1,396,753	3,312,794	13,864	1,396,753	3,326,658	4,723,411	83,080	2019	40 Years
Carrizo Springs, TX	—	337,070	812,963	5,087	337,070	818,050	1,155,120	30,556	2019	40 Years
Garland, TX	—	773,385	2,587,011	—	773,385	2,587,011	3,360,396	107,792	2019	40 Years
Kenedy, TX	—	325,159	954,774	11,255	325,159	966,029	1,291,188	24,080	2019	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Benton, AR	—	2,271,157	1,324,716	—	2,271,157	1,324,716	3,595,873	—	2020	40 Years
Bismarck, AR	—	129,139	876,127	—	129,139	876,127	1,005,266	9,007	2020	40 Years
Centerton, AR	—	502,391	2,152,058	—	502,391	2,152,058	2,654,449	13,450	2020	40 Years
Elaine, AR	—	51,248	802,757	—	51,248	802,757	854,005	13,080	2020	40 Years
Jonesboro, AR	—	477,565	942,703	—	477,565	942,703	1,420,268	5,838	2020	40 Years
Little Rock, AR	—	136,550	638,605	—	136,550	638,605	775,155	10,586	2020	40 Years
Mayflower, AR	—	708,465	448,741	—	708,465	448,741	1,157,206	—	2020	40 Years
Mena, AR	—	1,459,039	—	—	1,459,039	—	1,459,039	—	2020
Pine Bluff, AR	—	195,689	1,102,338	—	195,689	1,102,338	1,298,027	20,566	2020	40 Years
Pine Bluff, AR	—	279,293	1,290,094	—	279,293	1,290,094	1,569,387	21,208	2020	40 Years
Searcy, AR	—	548,495	5,834,876	—	548,495	5,834,876	6,383,371	60,528	2020	40 Years
Sparkman, AR	—	80,956	720,376	—	80,956	720,376	801,332	5,943	2020	40 Years
West Helena, AR	—	93,907	885,680	—	93,907	885,680	979,587	14,373	2020	40 Years
Coolidge, AZ	—	252,228	1,164,641	—	252,228	1,164,641	1,416,869	14,448	2020	40 Years
Maricopa, AZ	—	761,177	1,600,925	—	761,177	1,600,925	2,362,102	3,325	2020	40 Years
Phoenix, AZ	—	11,641,459	7,261,072	—	11,641,459	7,261,072	18,902,531	75,501	2020	40 Years
Tucson, AZ	—	3,267,761	6,624,814	—	3,267,761	6,624,814	9,892,575	—	2020	40 Years
Yuma, AZ	—	840,427	5,489,179	—	840,427	5,489,179	6,329,606	68,476	2020	40 Years
Yuma, AZ	—	—	5,052,648	—	—	5,052,648	5,052,648	—	2020	40 Years
Antioch, CA	—	3,369,667	6,952,571	—	3,369,667	6,952,571	10,322,238	57,839	2020	40 Years
Calexico, CA	—	937,091	22,274	—	937,091	22,274	959,365	278	2020	40 Years
Hawthorne, CA	—	7,297,568	5,841,964	—	7,297,568	5,841,964	13,139,532	36,402	2020	40 Years
Napa, CA	—	5,287,831	13,608,836	—	5,287,831	13,608,836	18,896,667	169,933	2020	40 Years
Palmdale, CA	—	2,159,541	6,648,091	—	2,159,541	6,648,091	8,807,632	124,490	2020	40 Years
Quincy, CA	—	315,559	1,597,973	—	315,559	1,597,973	1,913,532	29,712	2020	40 Years
Quincy, CA	—	605,988	4,898,500	—	605,988	4,898,500	5,504,488	71,364	2020	40 Years
Rancho Cordova, CA	—	10,668,451	—	—	10,668,451	—	10,668,451	—	2020
San Francisco, CA	—	7,234,677	748,185	—	7,234,677	748,185	7,982,862	1,540	2020	40 Years
Signal Hill, CA	—	8,490,622	6,714,882	—	8,490,622	6,714,882	15,205,504	153,883	2020	40 Years
Stockton, CA	—	961,910	3,310,275	—	961,910	3,310,275	4,272,185	—	2020	40 Years
Broomfield, CO	—	708,881	965,675	—	708,881	965,675	1,674,556	—	2020	40 Years
Cortez, CO	—	177,422	1,594,274	—	177,422	1,594,274	1,771,696	—	2020	40 Years
La Junta, CO	—	187,988	823,735	—	187,988	823,735	1,011,723	15,195	2020	40 Years
Pueblo, CO	—	235,805	1,568,540	—	235,805	1,568,540	1,804,345	19,607	2020	40 Years
Newington, CT	—	403,932	1,915,897	—	403,932	1,915,897	2,319,829	39,810	2020	40 Years
Old Saybrook, CT	—	443,801	3,497,920	—	443,801	3,497,920	3,941,721	21,714	2020	40 Years
Stafford Springs, CT	—	1,230,939	7,075,776	—	1,230,939	7,075,776	8,306,715	44,224	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Laredo, TX	—	1,117,403	2,152,573	—	1,117,403	2,152,573	3,269,976	85,111	2019	40 Years
Lewisville, TX	—	2,347,993	5,271,935	—	2,347,993	5,271,935	7,619,928	252,614	2019	40 Years
Lubbock, TX	—	1,420,820	1,858,395	—	1,420,820	1,858,395	3,279,215	89,048	2019	40 Years
Wichita Falls, TX	—	585,664	1,952,988	—	585,664	1,952,988	2,538,652	73,237	2019	40 Years
Wylie, TX	—	686,154	1,623,684	—	686,154	1,623,684	2,309,838	74,359	2019	40 Years
Draper, UT	—	1,344,025	3,321,208	23,553	1,344,025	3,344,761	4,688,786	83,472	2019	40 Years
Bristol, VA	—	996,915	1,374,467	—	996,915	1,374,467	2,371,382	45,816	2019	40 Years
Gloucester, VA	—	458,785	1,994,093	—	458,785	1,994,093	2,452,878	66,425	2019	40 Years
Hampton, VA	—	3,549,928	6,096,218	107	3,549,928	6,096,325	9,646,253	190,261	2019	40 Years
Hampton, VA	—	429,613	1,081,015	—	429,613	1,081,015	1,510,628	36,034	2019	40 Years
Hampton, VA	—	744,520	1,249,355	—	744,520	1,249,355	1,993,875	41,645	2019	40 Years
Hampton, VA	—	561,596	1,545,002	—	561,596	1,545,002	2,106,598	51,500	2019	40 Years
Newport News, VA	—	12,618,320	—	—	12,618,320	—	12,618,320	—	2019
Newport News, VA	—	855,793	1,754,228	—	855,793	1,754,228	2,610,021	58,474	2019	40 Years
Poquoson, VA	—	330,867	848,105	2,156	330,867	850,261	1,181,128	28,311	2019	40 Years
South Boston, VA	—	490,590	2,637,385	15,414	490,590	2,652,799	3,143,389	77,213	2019	40 Years
Surry, VA	—	685,233	994,788	—	685,233	994,788	1,680,021	33,160	2019	40 Years
Williamsburg, VA	—	1,574,769	2,001,920	—	1,574,769	2,001,920	3,576,689	66,731	2019	40 Years
Williamsburg, VA	—	675,861	1,098,464	—	675,861	1,098,464	1,774,325	36,615	2019	40 Years
Wytheville, VA	—	206,660	1,248,178	—	206,660	1,248,178	1,454,838	31,204	2019	40 Years
Ephrata, WA	—	368,492	4,821,470	16,533	368,492	4,838,003	5,206,495	130,891	2019	40 Years
Charleston, WV	—	561,767	—	—	561,767	—	561,767	—	2019
Ripley, WV	—	1,042,204	—	20,423	1,062,627	—	1,062,627	—	2019
Black River Falls, WI	—	278,472	1,141,572	9,519	278,472	1,151,091	1,429,563	31,096	2019	40 Years
Lake Geneva, WI	—	7,078,726	—	—	7,078,726	—	7,078,726	—	2019
Menomonee Falls, WI	—	3,518,493	12,020,248	3,408	3,518,493	12,023,656	15,542,149	475,476	2019	40 Years
Sun Prairie, WI	—	2,864,563	7,215,614	—	2,864,563	7,215,614	10,080,177	225,289	2019	40 Years
West Milwaukee, WI	—	783,260	3,055,907	11,764	783,260	3,067,671	3,850,931	82,984	2019	40 Years
Adger, AL	—	189,119	1,222,891	—	189,119	1,222,891	1,412,010	17,834	2020	40 Years
Dothan, AL	—	792,626	3,017,431	—	792,626	3,017,431	3,810,057	—	2020	40 Years
Enterprise, AL	—	728,934	2,504,283	—	728,934	2,504,283	3,233,217	57,390	2020	40 Years
Lanett, AL	—	597,615	2,264,102	—	597,615	2,264,102	2,861,717	18,846	2020	40 Years
Saraland, AL	—	838,216	2,709,602	—	838,216	2,709,602	3,547,818	61,865	2020	40 Years
Sylacauga, AL	—	2,181,806	9,940,930	—	2,181,806	9,940,930	12,122,736	144,903	2020	40 Years
Theodore, AL	—	743,751	2,667,802	—	743,751	2,667,802	3,411,553	55,491	2020	40 Years
Altheimer, AR	—	202,235	1,151,471	—	202,235	1,151,471	1,353,706	18,803	2020	40 Years
Benton, AR	—	561,085	2,141,511	—	561,085	2,141,511	2,702,596	8,923	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Davenport, FL	—	721,966	1,435,651	—	721,966	1,435,651	2,157,617	35,891	2020	40 Years
Deerfield Beach, FL	—	1,963,542	514,491	—	1,963,542	514,491	2,478,033	5,258	2020	40 Years
Labelle, FL	—	489,345	2,754,977	—	489,345	2,754,977	3,244,322	28,597	2020	40 Years
Lake Placid, FL	—	2,060,445	—	—	2,060,445	—	2,060,445	—	2020
Leesburg, FL	—	708,698	541,993	—	708,698	541,993	1,250,691	—	2020	40 Years
Madison, FL	—	171,150	619,660	—	171,150	619,660	790,810	10,250	2020	40 Years
Orlando, FL	—	4,558,262	7,261,682	—	4,558,262	7,261,682	11,819,944	120,898	2020	40 Years
Panama City, FL	—	830,080	856,243	—	830,080	856,243	1,686,323	21,399	2020	40 Years
Pensacola, FL	—	379,154	969,254	—	379,154	969,254	1,348,408	—	2020	40 Years
Port St. Lucie, FL	—	670,030	1,664,571	—	670,030	1,664,571	2,334,601	34,554	2020	40 Years
Punta Gorda, FL	—	615,829	1,921,751	—	615,829	1,921,751	2,537,580	44,040	2020	40 Years
Sebring, FL	—	1,986,013	—	—	1,986,013	—	1,986,013	—	2020
Venice, FL	—	1,301,719	1,233,030	—	1,301,719	1,233,030	2,534,749	30,826	2020	40 Years
Vero Beach, FL	—	1,241,406	1,356,081	—	1,241,406	1,356,081	2,597,487	31,077	2020	40 Years
Albany, GA	—	311,920	1,278,107	—	311,920	1,278,107	1,590,027	21,238	2020	40 Years
Albany, GA	—	248,888	1,445,530	—	248,888	1,445,530	1,694,418	24,033	2020	40 Years
Albany, GA	—	898,015	5,713,749	—	898,015	5,713,749	6,611,764	32,899	2020	40 Years
Americus, GA	—	238,633	968,812	—	238,633	968,812	1,207,445	16,140	2020	40 Years
Cairo, GA	—	237,315	1,040,643	—	237,315	1,040,643	1,277,958	26,016	2020	40 Years
Dallas, GA	—	235,642	1,134,202	—	235,642	1,134,202	1,369,844	—	2020	40 Years
Doraville, GA	—	533,512	1,709,449	—	533,512	1,709,449	2,242,961	7,123	2020	40 Years
Flowery Branch, GA	—	1,253,091	—	—	1,253,091	—	1,253,091	—	2020
Jesup, GA	—	155,604	864,415	—	155,604	864,415	1,020,019	14,328	2020	40 Years
Lawrenceville, GA	—	852,136	1,633,580	—	852,136	1,633,580	2,485,716	37,436	2020	40 Years
Lithia Springs, GA	—	3,789,145	7,881,640	—	3,789,145	7,881,640	11,670,785	98,416	2020	40 Years
Moultrie, GA	—	150,752	868,415	—	150,752	868,415	1,019,167	14,394	2020	40 Years
Quitman, GA	—	407,661	1,125,845	—	407,661	1,125,845	1,533,506	28,146	2020	40 Years
Savannah, GA	—	749,834	1,802,814	—	749,834	1,802,814	2,552,648	18,699	2020	40 Years
Savannah, GA	—	3,502,278	4,132,018	—	3,502,278	4,132,018	7,634,296	34,229	2020	40 Years
George, IA	—	283,785	942,785	—	283,785	942,785	1,226,570	23,569	2020	40 Years
Graettinger, IA	—	154,261	933,746	—	154,261	933,746	1,088,007	23,343	2020	40 Years
Alexis, IL	—	425,656	1,237,404	—	425,656	1,237,404	1,663,060	28,357	2020	40 Years
Chicago, IL	—	2,780,722	2,305,569	—	2,780,722	2,305,569	5,086,291	14,283	2020	40 Years
Chicago, IL	—	424,932	4,223,123	—	424,932	4,223,123	4,648,055	26,273	2020	40 Years
Chicago, IL	—	596,808	1,415,648	—	596,808	1,415,648	2,012,456	8,727	2020	40 Years
Chicago, IL	—	932,560	2,553,809	—	932,560	2,553,809	3,486,369	—	2020	40 Years
East Alton, IL	—	113,457	1,422,573	—	113,457	1,422,573	1,536,030	17,684	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Fairfield, IL	—	198,833	1,180,242	—	198,833	1,180,242	1,379,075	2,430	2020	40 Years
Grayslake, IL	—	478,307	1,131,061	—	478,307	1,131,061	1,609,368	16,369	2020	40 Years
Homewood, IL	—	1,224,131	10,005,811	—	1,224,131	10,005,811	11,229,942	166,583	2020	40 Years
Kankakee, IL	—	107,139	1,185,653	—	107,139	1,185,653	1,292,792	4,860	2020	40 Years
Manteno, IL	—	71,681	1,213,963	—	71,681	1,213,963	1,285,644	—	2020	40 Years
Oswego, IL	—	373,727	2,715,101	—	373,727	2,715,101	3,088,828	—	2020	40 Years
Rockton, IL	—	367,154	1,526,399	—	367,154	1,526,399	1,893,553	—	2020	40 Years
Elkhart, IN	—	173,631	972,629	—	173,631	972,629	1,146,260	—	2020	40 Years
Franklin, IN	—	979,332	1,548,523	—	979,332	1,548,523	2,527,855	—	2020	40 Years
Indianapolis, IN	—	251,149	1,550,984	—	251,149	1,550,984	1,802,133	3,214	2020	40 Years
Noblesville, IN	—	259,582	1,611,431	—	259,582	1,611,431	1,871,013	36,929	2020	40 Years
Peru, IN	—	202,110	1,501,247	—	202,110	1,501,247	1,703,357	18,766	2020	40 Years
Rockville, IN	—	436,457	1,601,972	—	436,457	1,601,972	2,038,429	—	2020	40 Years
Derby, KS	—	440,419	2,367,428	—	440,419	2,367,428	2,807,847	19,591	2020	40 Years
Independence, KS	—	200,329	1,426,975	—	200,329	1,426,975	1,627,304	—	2020	40 Years
Shawnee, KS	—	2,594,271	2,766,524	—	2,594,271	2,766,524	5,360,795	34,483	2020	40 Years
Wichita, KS	—	834,377	2,338,612	—	834,377	2,338,612	3,172,989	29,134	2020	40 Years
Wichita, KS	—	2,031,526	1,974,595	—	2,031,526	1,974,595	4,006,121	24,584	2020	40 Years
Wichita, KS	—	1,194,939	2,062,020	—	1,194,939	2,062,020	3,256,959	25,677	2020	40 Years
Wichita, KS	—	2,171,260	2,235,093	—	2,171,260	2,235,093	4,406,353	27,939	2020	40 Years
Louisa, KY	—	242,391	1,177,975	—	242,391	1,177,975	1,420,366	4,908	2020	40 Years
Louisville, KY	—	2,185,678	3,081,512	—	2,185,678	3,081,512	5,267,190	77,038	2020	40 Years
Louisville, KY	—	208,346	621,820	—	208,346	621,820	830,166	6,418	2020	40 Years
Amite City, LA	—	264,208	930,655	—	264,208	930,655	1,194,863	7,664	2020	40 Years
Baton Rouge, LA	—	377,270	1,225,020	—	377,270	1,225,020	1,602,290	27,897	2020	40 Years
Denham Springs, LA	—	398,006	1,484,613	—	398,006	1,484,613	1,882,619	12,347	2020	40 Years
Dequincy, LA	—	288,426	969,725	—	288,426	969,725	1,258,151	10,101	2020	40 Years
Gibson, LA	—	414,855	1,252,765	—	414,855	1,252,765	1,667,620	18,152	2020	40 Years
Gonzales, LA	—	688,032	2,457,035	—	688,032	2,457,035	3,145,067	10,172	2020	40 Years
Hammond, LA	—	367,215	2,243,382	—	367,215	2,243,382	2,610,597	—	2020	40 Years
Laplace, LA	—	1,971,887	8,537,415	—	1,971,887	8,537,415	10,509,302	142,153	2020	40 Years
Springhill, LA	—	438,507	2,335,035	—	438,507	2,335,035	2,773,542	—	2020	40 Years
Dorchester, MA	—	4,815,990	923,841	—	4,815,990	923,841	5,739,831	1,901	2020	40 Years
East Wareham, MA	—	590,052	1,525,359	—	590,052	1,525,359	2,115,411	3,147	2020	40 Years
Pittsfield, MA	—	4,127,428	—	—	4,127,428	—	4,127,428	—	2020
Pittsfield, MA	—	5,087,945	—	—	5,087,945	—	5,087,945	—	2020
Taunton, MA	—	1,005,673	8,352,646	—	1,005,673	8,352,646	9,358,319	208,816	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Aberdeen, MD	—	758,616	1,712,723	—	758,616	1,712,723	2,471,339	42,818	2020	40 Years
Baltimore, MD	—	3,031,879	—	—	3,031,879	—	3,031,879	—	2020
Cockeysville, MD	—	2,209,572	—	—	2,209,572	—	2,209,572	—	2020
Hagerstown, MD	—	1,009,779	1,285,162	—	1,009,779	1,285,162	2,294,941	29,452	2020	40 Years
Owings Mills, MD	—	2,154,954	3,017,368	—	2,154,954	3,017,368	5,172,322	18,744	2020	40 Years
Augusta, ME	—	1,627,817	—	—	1,627,817	—	1,627,817	—	2020
Benton Harbor, MI	—	385,355	1,090,802	—	385,355	1,090,802	1,476,157	—	2020	40 Years
Cedar Springs, MI	—	346,310	1,907,232	—	346,310	1,907,232	2,253,542	—	2020	40 Years
Grayling, MI	—	277,355	521,492	—	277,355	521,492	798,847	6,372	2020	40 Years
Hart, MI	—	1,336,141	1,294,095	—	1,336,141	1,294,095	2,630,236	24,004	2020	40 Years
Holland, MI	—	108,733	1,773,459	—	108,733	1,773,459	1,882,192	44,336	2020	40 Years
Howell, MI	—	601,610	1,491,797	—	601,610	1,491,797	2,093,407	21,602	2020	40 Years
Jonesville, MI	—	1,171,853	8,871,307	—	1,171,853	8,871,307	10,043,160	147,721	2020	40 Years
Monroe, MI	—	1,315,043	9,131,436	—	1,315,043	9,131,436	10,446,479	56,846	2020	40 Years
Omer, MI	—	165,126	828,778	—	165,126	828,778	993,904	18,993	2020	40 Years
Owosso, MI	—	299,521	2,240,764	—	299,521	2,240,764	2,540,285	56,019	2020	40 Years
Taylor, MI	—	338,092	1,017,043	—	338,092	1,017,043	1,355,135	6,190	2020	40 Years
Traverse City, MI	—	337,556	3,980,018	—	337,556	3,980,018	4,317,574	16,383	2020	40 Years
Apple Valley, MN	—	814,086	2,665,167	—	814,086	2,665,167	3,479,253	11,035	2020	40 Years
Blaine, MN	—	497,750	2,998,249	—	497,750	2,998,249	3,495,999	—	2020	40 Years
Chanhassen, MN	—	1,664,359	11,222	—	1,664,359	11,222	1,675,581	—	2020	40 Years
Glyndon, MN	—	131,845	853,575	—	131,845	853,575	985,420	21,339	2020	40 Years
Hill City, MN	—	66,391	996,428	—	66,391	996,428	1,062,819	24,910	2020	40 Years
Holdingford, MN	—	276,722	1,078,003	—	276,722	1,078,003	1,354,725	26,950	2020	40 Years
Ottertail, MN	—	209,929	897,043	—	209,929	897,043	1,106,972	22,426	2020	40 Years
Arnold, MO	—	846,894	2,392,044	—	846,894	2,392,044	3,238,938	—	2020	40 Years
Leeton, MO	—	192,069	1,109,261	—	192,069	1,109,261	1,301,330	16,177	2020	40 Years
Liberty, MO	—	367,591	4,348,251	—	367,591	4,348,251	4,715,842	45,043	2020	40 Years
Northmoor, MO	—	551,491	1,723,994	—	551,491	1,723,994	2,275,485	17,868	2020	40 Years
Platte City, MO	—	766,613	2,501,154	—	766,613	2,501,154	3,267,767	—	2020	40 Years
Richmond Heights, MO	—	3,305,260	2,531,065	—	3,305,260	2,531,065	5,836,325	31,638	2020	40 Years
Sheldon, MO	—	168,799	1,017,992	—	168,799	1,017,992	1,186,791	14,846	2020	40 Years
Thayer, MO	—	685,788	1,968,043	—	685,788	1,968,043	2,653,831	32,874	2020	40 Years
Union, MO	—	270,233	1,041,690	—	270,233	1,041,690	1,311,923	10,788	2020	40 Years
Brandon, MS	—	526,657	1,575,241	—	526,657	1,575,241	2,101,898	9,731	2020	40 Years
Flowood, MS	—	1,625,494	6,417,821	—	1,625,494	6,417,821	8,043,315	78,505	2020	40 Years
Flowood, MS	—	759,912	2,383,348	—	759,912	2,383,348	3,143,260	14,808	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Gore Springs, MS	—	188,141	951,645	—	188,141	951,645	1,139,786	15,475	2020	40 Years
Greenwood, MS	—	150,855	903,459	—	150,855	903,459	1,054,314	14,669	2020	40 Years
Greenwood, MS	—	137,312	1,154,001	—	137,312	1,154,001	1,291,313	14,262	2020	40 Years
Grenada, MS	—	187,855	947,888	—	187,855	947,888	1,135,743	15,410	2020	40 Years
Gulfport, MS	—	597,617	2,692,177	—	597,617	2,692,177	3,289,794	61,435	2020	40 Years
Madison, MS	—	1,437,048	6,194,546	—	1,437,048	6,194,546	7,631,594	38,649	2020	40 Years
Oxford, MS	—	547,606	993,807	—	547,606	993,807	1,541,413	—	2020	40 Years
Southaven, MS	—	259,300	864,055	—	259,300	864,055	1,123,355	5,307	2020	40 Years
Wiggins, MS	—	639,466	2,563,263	—	639,466	2,563,263	3,202,729	21,339	2020	40 Years
Asheville, NC	—	5,132,913	—	—	5,132,913	—	5,132,913	—	2020
Atlantic Beach, NC	—	261,338	1,156,375	—	261,338	1,156,375	1,417,713	9,544	2020	40 Years
Beaufort, NC	—	375,437	1,417,587	—	375,437	1,417,587	1,793,024	11,721	2020	40 Years
Boone, NC	—	4,795,569	9,543,185	—	4,795,569	9,543,185	14,338,754	218,557	2020	40 Years
Buxton, NC	—	209,947	1,186,030	—	209,947	1,186,030	1,395,977	9,791	2020	40 Years
Cary, NC	—	253,081	1,018,159	—	253,081	1,018,159	1,271,240	8,417	2020	40 Years
Chapel Hill, NC	—	22,437,345	—	—	22,437,345	—	22,437,345	—	2020
Charlotte, NC	—	978,304	1,328,283	—	978,304	1,328,283	2,306,587	24,792	2020	40 Years
Concord, NC	—	952,393	1,398,319	—	952,393	1,398,319	2,350,712	29,132	2020	40 Years
Dallas, NC	—	309,847	1,008,936	—	309,847	1,008,936	1,318,783	12,526	2020	40 Years
Durham, NC	—	229,232	1,169,836	—	229,232	1,169,836	1,399,068	9,656	2020	40 Years
Elkin, NC	—	292,234	1,884,674	—	292,234	1,884,674	2,176,908	—	2020	40 Years
Elm City, NC	—	447,081	1,401,379	—	447,081	1,401,379	1,848,460	11,585	2020	40 Years
Emerald Isle, NC	—	316,187	1,125,842	—	316,187	1,125,842	1,442,029	9,289	2020	40 Years
Fuquay-Varina, NC	—	4,398,922	10,142,102	—	4,398,922	10,142,102	14,541,024	232,423	2020	40 Years
Garner, NC	—	216,566	1,170,660	—	216,566	1,170,660	1,387,226	9,663	2020	40 Years
Goldsboro, NC	—	246,160	1,227,984	—	246,160	1,227,984	1,474,144	10,140	2020	40 Years
Goldsboro, NC	—	243,355	1,135,304	—	243,355	1,135,304	1,378,659	9,368	2020	40 Years
Greensboro, NC	—	272,962	1,126,017	—	272,962	1,126,017	1,398,979	9,291	2020	40 Years
Greenville, NC	—	161,533	1,095,964	—	161,533	1,095,964	1,257,497	9,040	2020	40 Years
Harkers Island, NC	—	964,627	2,109,360	—	964,627	2,109,360	3,073,987	17,578	2020	40 Years
Jacksonville, NC	—	405,135	1,122,908	—	405,135	1,122,908	1,528,043	9,358	2020	40 Years
Jacksonville, NC	—	3,213,710	10,021,579	—	3,213,710	10,021,579	13,235,289	62,488	2020	40 Years
Jacksonville, NC	—	295,296	1,426,015	—	295,296	1,426,015	1,721,311	—	2020	40 Years
Kinston, NC	—	358,915	1,016,305	—	358,915	1,016,305	1,375,220	8,469	2020	40 Years
Knotts Island, NC	—	129,285	1,232,265	—	129,285	1,232,265	1,361,550	10,269	2020	40 Years
Morehead City, NC	—	201,436	934,453	—	201,436	934,453	1,135,889	7,787	2020	40 Years
Randleman, NC	—	1,368,987	8,954,905	—	1,368,987	8,954,905	10,323,892	205,217	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Randleman, NC	—	1,834,106	—	—	1,834,106	—	1,834,106	—	2020
Rocky Mount, NC	—	305,766	1,114,117	—	305,766	1,114,117	1,419,883	9,284	2020	40 Years
Rocky Mount, NC	—	206,675	960,873	—	206,675	960,873	1,167,548	8,007	2020	40 Years
Salisbury, NC	—	990,303	1,019,025	—	990,303	1,019,025	2,009,328	—	2020	40 Years
Salter Path, NC	—	245,172	1,012,413	—	245,172	1,012,413	1,257,585	8,437	2020	40 Years
Smithfield, NC	—	270,560	1,201,146	—	270,560	1,201,146	1,471,706	10,010	2020	40 Years
Sylva, NC	—	1,776,968	12,026,284	—	1,776,968	12,026,284	13,803,252	225,253	2020	40 Years
Waves, NC	—	320,928	1,092,703	—	320,928	1,092,703	1,413,631	9,106	2020	40 Years
Waxhaw, NC	—	679,943	2,377,641	—	679,943	2,377,641	3,057,584	9,836	2020	40 Years
Winston Salem, NC	—	232,299	1,069,191	—	232,299	1,069,191	1,301,490	8,910	2020	40 Years
Winston-Salem, NC	—	282,142	1,316,279	—	282,142	1,316,279	1,598,421	—	2020	40 Years
Winterville, NC	—	312,123	1,271,222	—	312,123	1,271,222	1,583,345	10,594	2020	40 Years
Stanley, ND	—	346,030	3,299,205	—	346,030	3,299,205	3,645,235	61,746	2020	40 Years
Lebanon, NH	—	694,609	3,892,685	—	694,609	3,892,685	4,587,294	64,778	2020	40 Years
Budd Lake, NJ	—	2,771,964	—	—	2,771,964	—	2,771,964	—	2020
Fairfield, NJ	—	2,358,323	—	—	2,358,323	—	2,358,323	—	2020
Paterson, NJ	—	—	—	—	—	—	—	—	2020
Clovis, NM	—	74,256	943,641	—	74,256	943,641	1,017,897	1,945	2020	40 Years
Albany, NY	—	539,308	1,123,766	—	539,308	1,123,766	1,663,074	9,255	2020	40 Years
Bemus Point, NY	—	49,293	980,218	—	49,293	980,218	1,029,511	12,208	2020	40 Years
Candor, NY	—	271,132	1,012,522	—	271,132	1,012,522	1,283,654	12,645	2020	40 Years
Conklin, NY	—	247,429	939,529	—	247,429	939,529	1,186,958	11,732	2020	40 Years
Greene, NY	—	449,997	1,173,666	—	449,997	1,173,666	1,623,663	14,659	2020	40 Years
Hamburg, NY	—	526,596	561,841	—	526,596	561,841	1,088,437	—	2020	40 Years
Masonville, NY	—	222,228	1,059,364	—	222,228	1,059,364	1,281,592	13,230	2020	40 Years
Medford, NY	—	1,211,908	3,751,279	—	1,211,908	3,751,279	4,963,187	23,297	2020	40 Years
Mount Upton, NY	—	152,379	918,162	—	152,379	918,162	1,070,541	11,477	2020	40 Years
Olean, NY	—	1,224,360	12,197,768	—	1,224,360	12,197,768	13,422,128	228,418	2020	40 Years
Pompey, NY	—	774,544	1,437,312	—	774,544	1,437,312	2,211,856	17,966	2020	40 Years
Ripley, NY	—	110,279	756,748	—	110,279	756,748	867,027	9,459	2020	40 Years
Rochester, NY	—	2,391,104	13,146,442	—	2,391,104	13,146,442	15,537,546	81,966	2020	40 Years
Syracuse, NY	—	1,432,858	6,115,247	—	1,432,858	6,115,247	7,548,105	114,447	2020	40 Years
Wainscott, NY	—	4,544,060	4,084,794	—	4,544,060	4,084,794	8,628,854	76,457	2020	40 Years
Watertown, NY	—	523,013	1,323,771	—	523,013	1,323,771	1,846,784	8,197	2020	40 Years
Boardman, OH	—	483,754	1,817,047	—	483,754	1,817,047	2,300,801	18,868	2020	40 Years
Carrollton, OH	—	251,046	1,593,367	—	251,046	1,593,367	1,844,413	29,631	2020	40 Years
Chillicothe, OH	—	760,959	10,507,546	—	760,959	10,507,546	11,268,505	196,845	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Cincinnati, OH	—	381,550	1,651,643	—	381,550	1,651,643	2,033,193	17,145	2020	40 Years
Columbus, OH	—	1,689,259	6,937,214	—	1,689,259	6,937,214	8,626,473	37,290	2020	40 Years
Defiance, OH	—	127,517	1,407,734	—	127,517	1,407,734	1,535,251	—	2020	40 Years
Dunkirk, OH	—	230,958	1,069,772	—	230,958	1,069,772	1,300,730	15,529	2020	40 Years
Hudson, OH	—	548,279	763,934	—	548,279	763,934	1,312,213	—	2020	40 Years
Mason, OH	—	4,470,714	11,479,943	—	4,470,714	11,479,943	15,950,657	95,546	2020	40 Years
Massillon, OH	—	118,153	1,177,205	—	118,153	1,177,205	1,295,358	—	2020	40 Years
Mayfield Heights, OH	—	696,965	987,268	—	696,965	987,268	1,684,233	—	2020	40 Years
Oregon, OH	—	4,915,676	11,980,299	—	4,915,676	11,980,299	16,895,975	49,776	2020	40 Years
Parma, OH	—	1,292,437	9,410	—	1,292,437	9,410	1,301,847	118	2020	40 Years
Toledo, OH	—	8,645,091	30,638	—	8,645,091	30,638	8,675,729	574	2020	40 Years
Toledo, OH	—	4,950,900	8,979,618	—	4,950,900	8,979,618	13,930,518	37,352	2020	40 Years
Westerville, OH	—	946,988	1,786,197	—	946,988	1,786,197	2,733,185	—	2020	40 Years
Westerville, OH	—	690,653	1,402,190	—	690,653	1,402,190	2,092,843	—	2020	40 Years
Checotah, OK	—	151,906	862,730	—	151,906	862,730	1,014,636	16,148	2020	40 Years
Elk City, OK	—	507,204	3,969,937	—	507,204	3,969,937	4,477,141	49,493	2020	40 Years
Moore, OK	—	1,649,938	1,480,239	—	1,649,938	1,480,239	3,130,177	—	2020	40 Years
Oklahoma City, OK	—	356,795	1,349,469	—	356,795	1,349,469	1,706,264	13,997	2020	40 Years
Eugene, OR	—	4,253,602	7,543,456	—	4,253,602	7,543,456	11,797,058	47,052	2020	40 Years
Seaside, OR	—	376,612	5,093,532	—	376,612	5,093,532	5,470,144	63,557	2020	40 Years
Bristol, PA	—	1,201,361	9,382	—	1,201,361	9,382	1,210,743	117	2020	40 Years
Lawrence Township, PA	—	225,955	1,552,979	—	225,955	1,552,979	1,778,934	22,648	2020	40 Years
Nescopeck, PA	—	428,452	1,362,404	—	428,452	1,362,404	1,790,856	14,192	2020	40 Years
New Milford, PA	—	206,824	1,139,407	—	206,824	1,139,407	1,346,231	16,545	2020	40 Years
Orangeville, PA	—	201,441	1,065,583	—	201,441	1,065,583	1,267,024	6,660	2020	40 Years
Port Trevorton, PA	—	143,540	955,027	—	143,540	955,027	1,098,567	13,856	2020	40 Years
Tobyhanna, PA	—	181,003	1,066,380	—	181,003	1,066,380	1,247,383	15,480	2020	40 Years
Wellsboro, PA	—	165,062	1,091,790	—	165,062	1,091,790	1,256,852	—	2020	40 Years
Whitehall, PA	—	1,139,318	2,964,839	—	1,139,318	2,964,839	4,104,157	74,121	2020	40 Years
Chapin, SC	—	237,432	1,540,336	—	237,432	1,540,336	1,777,768	15,915	2020	40 Years
Clemson, SC	—	501,288	1,898,545	—	501,288	1,898,545	2,399,833	31,579	2020	40 Years
Columbia, SC	—	1,233,052	5,532,637	—	1,233,052	5,532,637	6,765,689	103,497	2020	40 Years
Columbia, SC	—	354,953	1,670,857	—	354,953	1,670,857	2,025,810	10,370	2020	40 Years
Greer, SC	—	426,062	1,800,058	—	426,062	1,800,058	2,226,120	41,251	2020	40 Years
Irmo, SC	—	274,327	729,177	—	274,327	729,177	1,003,504	4,557	2020	40 Years
Myrtle Beach, SC	—	858,941	1,377,893	—	858,941	1,377,893	2,236,834	31,577	2020	40 Years
Myrtle Beach, SC	—	389,784	915,150	—	389,784	915,150	1,304,934	—	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Pageland, SC	—	305,018	2,185,114	—	305,018	2,185,114	2,490,132	4,529	2020	40 Years
Vermillion, SD	—	182,981	1,352,667	—	182,981	1,352,667	1,535,648	16,853	2020	40 Years
Yankton, SD	—	197,328	985,756	—	197,328	985,756	1,183,084	—	2020	40 Years
Cleveland, TN	—	1,060,966	1,508,917	—	1,060,966	1,508,917	2,569,883	34,579	2020	40 Years
Henderson, TN	—	109,252	705,187	—	109,252	705,187	814,439	4,353	2020	40 Years
Kimball, TN	—	1,509,366	11,782,512	—	1,509,366	11,782,512	13,291,878	147,068	2020	40 Years
Knoxville, TN	—	4,110,394	12,554,772	—	4,110,394	12,554,772	16,665,166	156,790	2020	40 Years
Knoxville, TN	—	210,544	1,396,261	—	210,544	1,396,261	1,606,805	8,608	2020	40 Years
Lakeland, TN	—	237,682	795,446	—	237,682	795,446	1,033,128	4,917	2020	40 Years
Nashville, TN	—	556,406	980,902	—	556,406	980,902	1,537,308	20,344	2020	40 Years
Nashville, TN	—	355,577	1,331,745	—	355,577	1,331,745	1,687,322	13,813	2020	40 Years
Seymour, TN	—	187,929	1,302,250	—	187,929	1,302,250	1,490,179	13,486	2020	40 Years
Tullahoma, TN	—	1,206,870	9,840,853	—	1,206,870	9,840,853	11,047,723	20,486	2020	40 Years
Belton, TX	—	587,479	2,228,889	—	587,479	2,228,889	2,816,368	9,214	2020	40 Years
Comanche, TX	—	93,935	1,213,190	—	93,935	1,213,190	1,307,125	30,330	2020	40 Years
Conroe, TX	—	1,227,703	—	—	1,227,703	—	1,227,703	—	2020
Converse, TX	—	1,425,000	471,349	—	1,425,000	471,349	1,896,349	4,740	2020	40 Years
Converse, TX	—	200,802	1,642,854	—	200,802	1,642,854	1,843,656	3,316	2020	40 Years
Cuero, TX	—	361,553	2,937,261	—	361,553	2,937,261	3,298,814	18,302	2020	40 Years
Dayton, TX	—	167,367	1,222,272	—	167,367	1,222,272	1,389,639	—	2020	40 Years
Devine, TX	—	307,379	1,194,057	—	307,379	1,194,057	1,501,436	7,463	2020	40 Years
El Paso, TX	—	5,085,368	9,188,052	—	5,085,368	9,188,052	14,273,420	152,997	2020	40 Years
Euless, TX	—	802,881	1,599,698	—	802,881	1,599,698	2,402,579	19,996	2020	40 Years
Gonzales, TX	—	382,828	2,667,952	—	382,828	2,667,952	3,050,780	16,614	2020	40 Years
Harker Heights, TX	—	659,665	863,417	—	659,665	863,417	1,523,082	5,396	2020	40 Years
Harker Heights, TX	—	1,564,673	806,551	—	1,564,673	806,551	2,371,224	—	2020	40 Years
Harlingen, TX	—	231,002	2,423,937	—	231,002	2,423,937	2,654,939	14,806	2020	40 Years
Houston, TX	—	5,229,809	6,223,821	—	5,229,809	6,223,821	11,453,630	51,031	2020	40 Years
Houston, TX	—	812,409	2,365,951	—	812,409	2,365,951	3,178,360	14,724	2020	40 Years
Houston, TX	—	835,464	5,596	—	835,464	5,596	841,060	—	2020	40 Years
Humble, TX	—	595,712	2,044,118	—	595,712	2,044,118	2,639,830	29,710	2020	40 Years
La Feria, TX	—	44,473	1,170,246	—	44,473	1,170,246	1,214,719	4,876	2020	40 Years
Lake Jackson, TX	—	898,275	1,791,093	—	898,275	1,791,093	2,689,368	—	2020	40 Years
Lewisville, TX	—	1,033,074	1,746,113	—	1,033,074	1,746,113	2,779,187	21,827	2020	40 Years
Lubbock, TX	—	332,773	933,072	—	332,773	933,072	1,265,845	—	2020	40 Years
Lubbock, TX	—	1,884,836	5,897,417	—	1,884,836	5,897,417	7,782,253	—	2020	40 Years
Mansfield, TX	—	1,116,200	1,554,255	—	1,116,200	1,554,255	2,670,455	—	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
McKinney, TX	—	2,304,155	1,862,729	—	2,304,155	1,862,729	4,166,884	—	2020	40 Years
Rhome, TX	—	477,504	2,267,040	—	477,504	2,267,040	2,744,544	—	2020	40 Years
Saginaw, TX	—	318,799	734,538	—	318,799	734,538	1,053,337	4,538	2020	40 Years
San Antonio, TX	—	947,884	884,952	—	947,884	884,952	1,832,836	—	2020	40 Years
Terrell, TX	—	1,065,186	3,244,273	—	1,065,186	3,244,273	4,309,459	81,108	2020	40 Years
Tomball, TX	—	789,415	1,258,695	—	789,415	1,258,695	2,048,110	—	2020	40 Years
Weslaco, TX	—	921,078	2,179,132	—	921,078	2,179,132	3,100,210	—	2020	40 Years
Wylie, TX	—	1,386,391	1,793,944	—	1,386,391	1,793,944	3,180,335	—	2020	40 Years
Chester, VA	—	389,357	—	—	389,357	—	389,357	—	2020
Galax, VA	—	160,074	1,185,312	—	160,074	1,185,312	1,345,386	2,453	2020	40 Years
Henrico, VA	—	439,174	1,681,279	—	439,174	1,681,279	2,120,453	—	2020	40 Years
Lynchburg, VA	—	241,396	890,833	—	241,396	890,833	1,132,229	—	2020	40 Years
Burlington, WI	—	1,121,515	3,220,272	—	1,121,515	3,220,272	4,341,787	—	2020	40 Years
Germantown, WI	—	617,945	1,199,846	—	617,945	1,199,846	1,817,791	—	2020	40 Years
Minocqua, WI	—	226,898	2,866,258	—	226,898	2,866,258	3,093,156	11,817	2020	40 Years
Mt. Pleasant, WI	—	1,705,035	14,386,315	—	1,705,035	14,386,315	16,091,350	89,769	2020	40 Years
Oshkosh, WI	—	203,067	1,470,954	—	203,067	1,470,954	1,674,021	3,035	2020	40 Years
Portage, WI	—	800,764	3,052,566	—	800,764	3,052,566	3,853,330	25,401	2020	40 Years
Vienna, WV	—	141,299	1,283,342	—	141,299	1,283,342	1,424,641	32,085	2020	40 Years
Cheyenne, WY	—	884,988	2,104,537	—	884,988	2,104,537	2,989,525	—	2020	40 Years

Subtotal	33,433,403	1,098,550,861	2,325,363,409	43,520,524	1,094,862,557	2,372,572,237	3,467,434,794	172,698,378
Property Under Development
Various	—	—	10,653,350	—	—	10,653,350	10,653,350	—
Sub Total	—	—	10,653,350	—	—	10,653,350	10,653,350	—
Total	$33,433,403	$1,098,550,861	$2,336,016,759	$43,520,524	$1,094,862,557	$2,383,225,587	$3,478,088,144	$172,698,378

1. Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2018 to December 31, 2020.

	2020	2019	2018
Balance at January 1	$2,346,339,886	$1,761,646,695	$1,299,254,832
Construction and acquisition cost	1,175,354,194	644,483,047	519,369,366
Impairment charge	(4,136,998)	(1,609,000)	(1,163,000)
Disposition of real estate	(39,468,937)	(53,596,678)	(55,814,503)
Reclassified as assets held for sale	(1,332,348)	(4,584,178)	—
Balance at December 31	$3,476,755,797	$2,346,339,886	$1,761,646,695

2. Reconciliation of Accumulated Depreciation

The following table reconciles the Real Estate Properties from January 1, 2018 to December 31, 2020.

	2020	2019	2018
Balance at January 1	$127,747,810	$100,311,974	$85,238,614
Current year depreciation expense	49,119,345	34,398,782	20,441,780
Disposition of real estate	(4,168,777)	(6,129,059)	(5,368,420)
Reclassified as assets held for sale	(121,637)	(833,887)	—
Balance at December 31	$172,576,741	$127,747,810	$100,311,974

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2020

3. Tax Basis of Building and Improvements

The aggregate cost of Building and Improvements for federal income tax purposes is approximately $13,466,000 less than the cost basis used for financial statement purposes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGREE REALTY CORPORATION

1
By:	/s/ Joel N. Agree	Date: February 18, 2021
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

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 18th day of February 2021.

By:	/s/ Richard Agree	Date: February 18, 2021
Richard Agree
Executive Chairman of the Board of Directors

By:	/s/ Joel N. Agree	Date: February 18, 2021
Joel N. Agree
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Clayton Thelen	Date: February 18, 2021
Clayton Thelen
Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ David Wolff	Date: February 18, 2021
David Wolff
Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ Karen Dearing	Date: February 18, 2021
Karen Dearing
Director

By:	/s/ Merrie S. Frankel	Date: February 18, 2021
Merrie S. Frankel
Director

By:	/s/ Mike Hollman	Date: February 18, 2021
Mike Hollman
Director

By:	/s/ Farris G. Kalil	Date: February 18, 2021
Farris G. Kalil
Director

By:	/s/ Greg Lehmkuhl	Date: February 18, 2021
Greg Lehmkuhl
Director

By:	/s/ Simon Leopold	Date: February 18, 2021
Simon Leopold
Director

By:	/s/ Jerome Rossi	Date: February 18, 2021
Jerome Rossi
Director

By:	/s/ William S. Rubenfaer	Date: February 18, 2021
William S. Rubenfaer
Director