Form 10-Q
period 2021-03-31
AGREE REALTY CORP
filed 2021-05-03
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021, or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period fromto

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

As of April 30, 2021, the Registrant had 64,145,608 shares of common stock issued and outstanding.

AGREE REALTY CORPORATION

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

	March 31,	December 31,
	2021	2020
ASSETS
Real Estate Investments
Land	$1,215,065	$1,094,550
Buildings	2,534,818	2,371,553
Less accumulated depreciation	(185,946)	(172,577)
	3,563,937	3,293,526
Property under development	11,088	10,653
Net Real Estate Investments	3,575,025	3,304,179

Real Estate Held for Sale, net	13,549	1,199

Cash and Cash Equivalents	7,369	6,137

Cash Held in Escrows	—	1,818

Accounts Receivable - Tenants	40,700	37,808

Lease Intangibles, net of accumulated amortization of
$138,188 and $125,995 at March 31, 2021 and December 31, 2020, respectively	545,376	473,592

Other Assets, net	96,383	61,450

Total Assets	$4,278,402	$3,886,183

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

	March 31,	December 31,
	2021	2020
LIABILITIES
Mortgage Notes Payable, net	$32,953	$33,122

Unsecured Term Loans, net	237,955	237,849

Senior Unsecured Notes, net	855,454	855,328

Unsecured Revolving Credit Facility	238,000	92,000

Dividends and Distributions Payable	13,324	34,545

Accounts Payable, Accrued Expenses, and Other Liabilities	66,186	71,390

Lease Intangibles, net of accumulated amortization of
$26,030 and $24,651 at March 31, 2021 and December 31, 2020, respectively	34,654	35,700

Total Liabilities	1,478,526	1,359,934

EQUITY
Common stock, $.0001 par value, 90,000,000 shares
authorized, 64,145,778 and 60,021,483 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	6	6
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized	—	—
Additional paid-in-capital	2,909,914	2,652,090
Dividends in excess of net income	(101,137)	(91,343)
Accumulated other comprehensive income (loss)	(10,760)	(36,266)

Total Equity - Agree Realty Corporation	2,798,023	2,524,487
Non-controlling interest	1,853	1,762
Total Equity	2,799,876	2,526,249

Total Liabilities and Equity	$4,278,402	$3,886,183

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues
Rental income	$77,760	$55,783
Other	69	26
Total Revenues	77,829	55,809

Operating Expenses
Real estate taxes	5,696	4,702
Property operating expenses	3,541	2,335
Land lease expense	346	328
General and administrative	6,879	4,658
Depreciation and amortization	21,489	14,132
Total Operating Expenses	37,951	26,155

Income from Operations	39,878	29,654

Other (Expense) Income
Interest expense, net	(11,653)	(9,669)
Gain (loss) on sale of assets, net	2,945	1,645
Gain (loss) on involuntary conversion of assets, net	117	—
Income tax (expense) benefit	(1,009)	(260)
Net Income	30,278	21,370

Less net income attributable to non-controlling interest	166	141

Net Income Attributable to Agree Realty Corporation	$30,112	$21,229

Net Income Per Share Attributable to Agree Realty Corporation
Basic	$0.48	$0.47
Diluted	$0.48	$0.46

Other Comprehensive Income
Net income	$30,278	$21,370
Realized gain (loss) on settlement of interest rate swaps	500	(17)
Other comprehensive income (loss) - change in fair value and settlement of interest rate swaps	25,146	(33,025)
Total comprehensive income (loss)	55,924	(11,672)
Less comprehensive income (loss) attributable to non-controlling interest	304	(109)

Comprehensive Income (Loss) Attributable to Agree Realty Corporation	$55,620	$(11,563)

Weighted Average Number of Common Shares Outstanding - Basic	62,828,897	45,436,191

Weighted Average Number of Common Shares Outstanding - Diluted	62,940,360	45,565,054

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2020	60,021,483	$6	$2,652,090	$(91,343)	$(36,266)	$1,762	$2,526,249
Issuance of common stock, net of issuance costs	4,028,410	—	258,105	—	—	—	258,105
Repurchase of common shares	(27,594)	—	(1,780)	—	—	—	(1,780)
Issuance of restricted stock under the 2020 Omnibus Incentive Plan	128,066	—	298	—	—	—	298
Forfeiture of restricted stock	(4,587)	—	(92)	—	—	—	(92)
Stock-based compensation	—	—	1,293	—	—	—	1,293
Dividends and distributions declared for the period	—	—	—	(39,906)	—	(215)	(40,121)
Other comprehensive income (loss) - change in fair value of interest rate swaps	—	—	—	—	25,506	140	25,646
Net income	—	—	—	30,112	—	166	30,278
Balance, March 31, 2021	64,145,778	$6	$2,909,914	$(101,137)	$(10,760)	$1,853	$2,799,876

Cash dividends declared per common share:
For the three months ended March 31, 2021		$0.621

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2019	45,573,623	$5	$1,752,912	$(57,094)	$(6,492)	$2,231	$1,691,562
Issuance of common stock, net of issuance costs	1,400,251	—	104,615	—	—	—	104,615
Repurchase of common shares	(20,707)	—	(1,627)	—	—	—	(1,627)
Issuance of restricted stock under the 2014 Omnibus Incentive Plan	48,942	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,014	—	—	—	1,014
Dividends and distributions declared for the period	—	—	—	(26,677)	—	(203)	(26,880)
Other comprehensive income (loss) - change in fair value and settlement of interest rate swaps	—	—	—	—	(32,799)	(243)	(33,042)
Net income	—	—	—	21,229	—	141	21,370
Balance, March 31, 2020	47,002,109	$5	$1,856,914	$(62,542)	$(39,291)	$1,926	$1,757,012

Cash dividends declared per common share:
For the three months ended March 31, 2020		$0.585

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities
Net income	$30,278	$21,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,489	14,132
Amortization from above (below) market lease intangibles, net	4,756	3,809
Amortization from financing and credit facility costs	425	323
Stock-based compensation	1,499	1,014
Settlement of interest rate swaps	501	(17)
(Gain) loss on sale of assets	(2,945)	(1,645)
(Increase) decrease in accounts receivable	(2,932)	(1,284)
(Increase) decrease in other assets	6,803	50
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	(14,079)	(9,056)
Net Cash Provided by Operating Activities	45,795	28,696

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(397,044)	(229,586)
Development of real estate investments, net of reimbursements
(including capitalized interest of $75 in 2021, $25 in 2020)	1,683	(1,217)
Payment of leasing costs	(240)	(189)
Net proceeds from sale of assets	8,422	24,383
Net Cash Used in Investing Activities	(387,179)	(206,609)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	258,105	104,615
Repurchase of common shares	(1,780)	(1,627)
Unsecured revolving credit facility borrowings (repayments), net	146,000	153,000
Payments of mortgage notes payable	(195)	(3,005)
Dividends paid	(60,957)	(24,811)
Distributions to non-controlling interest	(359)	(203)
Payments for financing costs	(16)	(73)
Net Cash Provided by Financing Activities	340,798	227,896

Net Increase (Decrease) in Cash and Cash Equivalents and Cash Held in Escrow	(586)	49,983
Cash and cash equivalents and cash held in escrow, beginning of period	7,955	42,157
Cash and cash equivalents and cash held in escrow, end of period	$7,369	$92,140

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$15,836	$9,669
Cash paid for income tax	$1,794	$760

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Additional operating lease right of use assets added under new ground leases after January 1, 2019	$6,302	$—
Dividends and limited partners’ distributions declared and unpaid	$13,350	$26,880
Accrual of development, construction and other real estate investment costs	$7,179	$3,034

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.5% interest as of March 31, 2021. There is a one-for-one relationship between the limited partnership interests in the Operating Partnership (“Operating Partnership Units”) owned by the Company and shares of Company common stock outstanding.  Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the “Company,” “Management,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three months ended March 31, 2021 may not be indicative of the results that may be expected for the year ending December 31, 2021.  Amounts as of December 31, 2020 included in the Condensed Consolidated Financial Statements have been derived from the audited Consolidated Financial Statements as of that date. The unaudited Condensed Consolidated Financial Statements, included herein, should be read in conjunction with the audited Consolidated Financial Statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Form 10-K for the year ended December 31, 2020.

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, the Operating Partnership and its wholly owned subsidiaries. The Company, as the sole general partner, held 99.5% and 99.4% of the Operating Partnership as of March 31, 2021 and December 31, 2020, respectively.  All material intercompany accounts and transactions have been eliminated.

At March 31, 2021 and December 31, 2020, the non-controlling interest in the Operating Partnership consisted of a 0.5% and 0.6% ownership interest in the Operating Partnership held by the Company’s founder and chairman, respectively. The Operating Partnership Units may, under certain circumstances, be exchanged for shares of common stock. The Company as sole general partner of the Operating Partnership has the option to settle exchanged Operating Partnership Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all non-controlling Operating Partnership Units, there would have been 64,493,397 shares of common stock outstanding at March 31, 2021.

Significant Risks and Uncertainties

Currently, one of the most significant risks and uncertainties continues to be the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19.  The COVID-19 pandemic has had repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted economic activity and has contributed to significant volatility and negative pressure in financial markets.  The COVID-19 pandemic has resulted in a number of our tenants temporarily closing their stores and requesting rent deferrals or rent abatements during this pandemic.

The ongoing COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations and cash flows in the near term due to, but not limited to, the following:

●	reduced economic activity severely impacting our tenants’ businesses, financial condition and liquidity and which may cause tenants to be unable to fully meet their obligations to us. Certain tenants have sought to modify such obligations and may seek additional relief and additional tenants may seek modifications of such obligations, resulting in increases in uncollectible receivables and reductions in rental income;
●	the negative financial impact of the pandemic which could impact our future compliance with financial covenants of our credit facility and other debt agreements; and
●	weaker economic conditions which could cause us to recognize impairment in value of our tangible or intangible assets.

During the quarter ended March 31, 2021, the Company collected over 99% of rent payments originally contracted for in the period. However, the extent to which the COVID-19 pandemic continues to impact our operations and those of our tenants will depend on future developments which are still highly uncertain and cannot be predicted with confidence, including the scope, severity and remaining duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies. However, as a result of the many uncertainties surrounding the COVID-19 pandemic, we are still not able to fully predict the impact that it ultimately will have on our financial condition, results of operations and cash flows.

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

Assets are classified as real estate held for sale based on specific criteria as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant & Equipment. Properties classified as real estate held for sale are recorded at the lower of their carrying value or their fair value, less anticipated selling costs. Any properties classified as held for sale are not depreciated. Assets are generally classified as real estate held for sale once management has actively engaged in marketing the asset and has received a firm purchase commitment that is expected to close within one year. The Company classified four and one operating properties as real estate held for sale at March 31, 2021 and December 31, 2020, respectively, the assets for which are separately presented in the Condensed Consolidated Balance Sheets.

Real estate held for sale consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Land	$6,338	$313
Building	7,530	1,019
Lease intangibles - asset	1,895	132
Lease intangibles - (liability)	(1,168)	(285)
	14,595	1,179
Accumulated depreciation and amortization, net	(1,046)	20
Total Real Estate Held for Sale, net	$13,549	$1,199

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

The following schedule summarizes the Company’s amortization of lease intangibles for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Lease intangibles (in-place)	$5,915	$3,508
Lease intangibles (above-market)	6,401	5,051
Lease intangibles (below-market)	(1,645)	(1,242)
Total	$10,671	$7,317

The following schedule represents estimated future amortization of lease intangibles as of March 31, 2021 (in thousands):

	2021
Year Ending December 31,	(remaining)	2022	2023	2024	2025	Thereafter	Total
Lease intangibles (in-place)	$18,846	$23,341	$21,742	$20,028	$18,301	$112,078	$214,336
Lease intangibles (above-market)	20,068	25,843	24,847	23,154	22,242	214,886	331,040
Lease intangibles (below-market)	(4,575)	(5,175)	(4,465)	(3,796)	(3,365)	(13,278)	(34,654)
Total	$34,339	$44,009	$42,124	$39,386	$37,178	$313,686	$510,722

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

Cash and Cash Equivalents and Cash Held in Escrows

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. Cash held in escrows primarily relates to delayed like-kind exchange transactions pursued under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The account balances of cash and cash held in escrow periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company had $6.6 million and $7.0 million in cash and cash held in escrow as of March 31, 2021 and December 31, 2020, respectively, in excess of the FDIC insured limit.

Per the requirements of ASU 2016-18 (Topic 230, Statement of Cash Flows) the following table provides a reconciliation of cash and cash equivalents and cash held in escrow, both as reported within the Condensed Consolidated Balance Sheets, to the total of the cash, cash equivalents and cash held in escrow as reported within the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$7,369	$6,137
Cash held in escrow	—	1,818
Total of cash and cash equivalents and cash held in escrow	$7,369	$7,955

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

Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the Accounts Receivable - Tenants line item in the Condensed Consolidated Balance Sheets. The balance of straight-line rent receivables at March 31, 2021 and December 31, 2020 was $32.4 million and $29.8 million, respectively. To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce rental income.

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. The Company’s assessment has specifically included the impact of the COVID-19 pandemic, which represents a material risk to collectability (see Significant Risks and Uncertainties above).  In the event that collectability with respect to any tenant changes, the Company recognizes an adjustment to rental revenue. The Company’s review of collectability of charges under its operating leases also includes any accrued rental revenue related to the straight-line method of reporting rental revenue. As of March 31, 2021, the Company has five tenants where collection is no longer considered probable. For these tenants, the Company is recording rental income on a cash basis and has written off any outstanding receivables, including straight-line rent receivables. These tenants had an immaterial impact to Rental Income and Net Income for the three month period ended March 31, 2021.

The Company’s leases provide for reimbursement from tenants for common area maintenance (“CAM”), insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursement revenue is estimated each period and is recognized as rental revenue in the period the recoverable costs are incurred and accrued. The balance of unbilled operating cost reimbursement receivable at March 31, 2021 and December 31, 2020 was $5.9 million and $4.1 million, respectively.

The Company has adopted the practical expedient in FASB ASC Topic 842, Leases (“ASC 842”) that allows lessors to combine non-lease components from the lease component when the timing and pattern of transfer for the lease components and non-lease components are the same and the lease component is classified as an operating lease. As a result, all rentals and reimbursements earned pursuant to tenant leases are reflected as one line, “Rental Income,” in the Condensed Consolidated Statement of Operations and Comprehensive Income.

Rent Concessions – COVID-19

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

Substantially all of the Company’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments.  The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its lease receivable as tenant payments accrue and continues to recognize rental income.  As of March, 31, 2021, the Company has $1.6 million of deferred rent receivables outstanding, net of repayments that have occurred, relating to COVID-19 lease concessions.

Sales Tax

The Company collects various taxes from tenants and remits these amounts, on a net basis, to the applicable taxing authorities.

Earnings per Share

Earnings per share of common stock has been computed pursuant to the guidance in FASB ASC Topic 260, Earnings Per Share.  The guidance requires the classification of the Company’s unvested restricted stock, which contain rights to receive non-forfeitable dividends, as participating securities requiring the two-class method of computing net income per share of common stock.  In accordance with the two-class method, earnings per share has been computed by dividing the net income less net income attributable to unvested restricted shares by the weighted average number of shares of common stock outstanding less unvested restricted shares. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock and potentially dilutive securities outstanding in accordance with the treasury stock method.

The following is a reconciliation of the basic net earnings per share of common stock computation to the denominator of the diluted net earnings per share of common stock computations for each of the periods presented (in thousands, except for share data):

	Three Months Ended
	March 31, 2021	March 31, 2020
Net income attributable to Agree Realty Corporation	$30,112	$21,229
Less: Income attributable to unvested restricted shares	(103)	(81)
Net income used in basic and diluted earnings per share	$30,009	$21,148

Weighted average number of common shares outstanding	63,048,905	45,615,400
Less: Unvested restricted stock	(220,008)	(179,209)
Weighted average number of common shares outstanding used in basic earnings per share	62,828,897	45,436,191

Weighted average number of common shares outstanding used in basic earnings per share	62,828,897	45,436,191
Effect of dilutive securities:
Share-based compensation	62,454	69,069
2019 ATM Forward Equity Offerings	—	57,158
2020 ATM Forward Equity Offerings	49,009	2,636
Weighted average number of common shares outstanding used in diluted earnings per share	62,940,360	45,565,054

For the three months ended March 31, 2021, 3,397 shares of common stock related to the 2020 at-the-market (“ATM”) forward equity offerings, 664 shares of common stock related to the 2021 ATM forward equity offerings, and 6,920 shares of restricted common stock (“restricted shares”) granted in 2020 were anti-dilutive and were not included in the computation of diluted earnings per share.

For the three months ended March 31, 2020, 57,163 shares of common stock related to the 2019 ATM forward equity offerings, 29,418 shares of common stock related to the 2020 ATM forward equity offerings, and 4,719 restricted shares granted in 2020 were anti-dilutive and were not included in the computation of diluted earnings per share.

Forward Equity Sales

The Company occasionally sells shares of common stock through forward sale agreements to enable the Company to set the price of such shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the Company.

To account for the forward sale agreements, the Company considers the accounting guidance governing financial instruments and derivatives.  To date, the Company has concluded that its forward sale agreements are not liabilities as they do not embody obligations to repurchase its shares nor do they embody obligations to issue a variable number of shares for which the monetary value are predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to its shares. The Company then evaluates whether the agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments.  The Company has concluded that the agreements are classifiable as equity contracts based on the following assessments: (i) none of the agreements’ exercise contingencies are based on observable markets or indices besides those related to the market for the Company’s own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to its own stock.

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

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For the periods covered in the Condensed Consolidated Financial Statements, the Company believes it has qualified as a REIT. Accordingly, no provision has been made for federal income taxes. Notwithstanding its qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

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

Management’s Responsibility to Evaluate Our Ability to Continue as a Going Concern

When preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.  In making its evaluation, the Company considers, among other things, any risks and/or uncertainties to its results of operations, contractual obligations in the form of near-term debt maturities, dividend requirements, or other factors impacting the Company’s liquidity and capital resources. No conditions or events that raised substantial doubt about the ability to continue as a going concern within one year were identified as of the issuance date of the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

Fair Values of Financial Instruments

The Company’s estimates of fair value of financial and non-financial assets and liabilities are based on the framework established in the fair value accounting guidance, ASC 820 Fair Value Measurement. The framework specifies a hierarchy of valuation inputs, established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

Level 1 –   Valuation is based on quoted prices in active markets for identical assets or liabilities.

Level 2 –   Valuation is based on inputs other than Level 1 inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –   Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include option pricing models, discounted cash flow models and similar techniques.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”).  The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets.  The amendments in ASU 2020-06 are effective for the Company for fiscal years beginning after December 15, 2021. Early adoption is permitted.  The guidance must be adopted as of the beginning of the fiscal year of adoption.  The Company is currently evaluating the impact of this new guidance, but does not expect it to have a material impact on its financial statements.

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

Note 3 – Leases

Tenant Leases

The Company is primarily focused on the ownership, acquisition, development and management of retail properties leased to industry leading tenants.  As of March 31, 2021, the Company’s portfolio was approximately 99.4% leased and had a weighted average remaining lease term (excluding extension options) of approximately 9.8 years. A significant majority of its properties are leased to national tenants and approximately 67.2% of its annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners.

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

The following table includes information regarding contractual lease payments for the Company’s operating leases for which it is the lessor, for the three months ended March 31, 2021 and 2020. (presented in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Total lease payments	$80,200	$58,096
Less: Operating cost reimbursements and percentage rents	8,976	6,893
Total non-variable lease payments	$71,224	$51,203

At March 31, 2021, future non-variable lease payments to be received from the Company’s operating leases for the remainder of 2021, the following four years, and thereafter are as follows (presented in thousands):

	2021
Year Ending December 31,	(remaining)	2022	2023	2024	2025	Thereafter	Total
Future non-variable lease payments	$216,360	$286,948	$282,249	$271,968	$261,085	$1,575,641	$2,894,251

Deferred Revenue

As of March 31, 2021, and December 31, 2020, there was $5.1 million and $6.1 million, respectively, in deferred revenues resulting from rents paid in advance.

Land Lease Obligations

The Company is the lessee under land lease agreements for certain of its properties. ASC 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases, whether qualifying as operating or finance.  As of March 31, 2021 and December 31, 2020, the Company had $49.8 million and $44.5 million of right of use assets, recognized within Other Assets in the Condensed Consolidated Balance Sheets, respectively, while the corresponding lease obligations of $22.9 million and $17.6 million, respectively, were recognized within Accounts Payable, Accrued Expenses, and Other Liabilities on the Condensed Consolidated Balance Sheets as of these dates.

The Company’s land leases do not include any variable lease payments. These leases typically provide multi-year renewal options to extend their term as lessee at the Company’s option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised. Certain of the Company’s land leases qualify as finance leases as a result of purchase options that are reasonably certain of being exercised or automatic transfer of title to the Company at the end of the lease term.

Amortization of right of use assets for operating land leases is classified as land lease expense and was $0.3 million for the three months ended March 31, 2021 and 2020. There was no amortization of right of use assets for finance land leases, as the underlying leased asset (land) has an infinite life. Interest expense on finance land leases was less than $0.1 million during the three months ended March 31, 2021, while there was no such expense incurred during the three months ended March 31, 2020.

In calculating its lease obligations under ground leases, the Company uses discount rates estimated to be equal to what it would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following tables include information on the Company’s land leases for which it is the lessee, for the three months ended March 31, 2021 and 2020. (presented in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating leases:
Operating cash outflows	$267	$267

Weighted-average remaining lease term - operating leases (years)	36.3	38.2

Weighted-average discount rate - operating leases	4.13%	4.13%

Finance leases:
Operating cash outflows	$22	$—

Financing cash outflows	$34	$—

Weighted-average remaining lease term - operating leases (years)	36.3	—

Weighted-average discount rate - operating leases	4.13%	—%

Supplemental Disclosure
Right-of-use assets obtained in exchange for new lease liabilities	$6,302	$—
Right-of-use assets net change	$6,302	$—

Maturity Analysis of Lease Liabilities for Operating Leases (presented in thousands)

	2021
Year Ending December 31,	(remaining)	2022	2023	2024	2025	Thereafter	Total
Lease payments	$766	$1,009	$1,009	$1,009	$1,009	$29,996	$34,798
Imputed interest	(512)	(671)	(657)	(642)	(627)	(15,024)	(18,133)
Total lease liabilities	$254	$338	$352	$367	$382	$14,972	$16,665

Maturity Analysis of Lease Liabilities for Finance Leases (presented in thousands)

	2021
Year Ending December 31,	(remaining)	2022	2023	2024	2025	Thereafter	Total
Lease payments	$252	$336	$336	$6,196	$—	$—	$7,120
Imputed interest	(193)	(255)	(252)	(207)	—	—	(907)
Total lease liabilities	$59	$81	$84	$5,989	$—	$—	$6,213

Note 4 – Real Estate Investments

Real Estate Portfolio

As of March 31, 2021, the Company owned 1,213 properties, with a total gross leasable area (“GLA”) of approximately 24.2 million square feet. Net Real Estate Investments totaled $3.58 billion as of March 31, 2021. As of December 31, 2020, the Company owned 1,129 properties, with a total GLA of approximately 22.7 million square feet. Net Real Estate Investments totaled $3.30 billion as of December 31, 2020.

Acquisitions

During the three months ended March 31, 2021, the Company purchased 86 retail net lease assets for approximately $387.9 million, which includes acquisition and closing costs. These properties are located in 25 states and are leased for a weighted average lease term of approximately 12.9 years.

The aggregate acquisitions for the three months ended March 31, 2021 were allocated $126.7 million to land, $168.2 million to buildings and improvements, $84.2 million to lease intangibles and $8.8 million to other assets. The acquisitions were all cash purchases and there was no material contingent consideration associated with these acquisitions. None of the Company’s acquisitions during the first three months of 2021 caused any new or existing tenant to comprise 10% or more of its total assets or generate 10% or more of its total annualized contractual base rent at March 31, 2021.

Developments

During the three months ended March 31, 2021, the Company completed one development or Partner Capital Solutions project. At March 31, 2021, the Company had three development or Partner Capital Solutions projects under construction.

Dispositions

During the three months ended March 31, 2021, the Company sold three properties for net proceeds of $8.4 million and recorded a net gain of $2.9 million.

Provisions for Impairment

As a result of the Company’s review of real estate investments, it recognized no provisions for impairments for the three months ended March 31, 2021 and March 31, 2020, respectively.

Note 5 – Debt

As of March 31, 2021, the Company had total gross indebtedness of $1.37 billion, including (i) $33.2 million of mortgage notes payable; (ii) $240.0 million of unsecured term loans; (iii) $860.0 million of senior unsecured notes; and (iv) $238.0 million of borrowings under the Revolving Credit Facility (defined below).

Mortgage Notes Payable

As of March 31, 2021, the Company had total gross mortgage indebtedness of $33.2 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $39.7 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.20% as of March 31, 2021 and 4.21% as of December 31, 2020.

Mortgage notes payable consisted of the following:

	March 31, 2021	December 31, 2020

(not presented in thousands)	(in thousands)
Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 2023	$23,640	$23,640

Note payable in monthly installments of interest only at 5.01% per annum, with a balloon payment due September 2023	4,622	4,622

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026	4,976	5,172

Total principal	33,238	33,434
Unamortized debt issuance costs	(285)	(312)
Total	$32,953	$33,122

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At March 31, 2021, there were no mortgage loans with partial recourse to the Company.

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

Unsecured Term Loan Facilities

The following table presents the unsecured term loans balance net of unamortized debt issuance costs as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
2023 Term Loan	$40,000	$40,000
2024 Term Loan Facilities	100,000	100,000
2026 Term Loan	100,000	100,000
Total Principal	240,000	240,000
Unamortized debt issuance costs	(2,045)	(2,151)
Total	$237,955	$237,849

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures July 2023 (the “2023 Term Loan”). Borrowings under the 2023 Term Loan are priced at LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap agreement to fix LIBOR at 140 basis points until maturity. As of March 31, 2021, $40.0 million was outstanding under the 2023 Term Loan, which was subject to an all-in interest rate of 2.40%, including the swap.

The Credit Agreement, described below, extended the maturity dates of the $65.0 million unsecured term loan facility (the “$65 Million Term Loan”) and $35.0 million unsecured term loan facility (the “$35 Million Term Loan,” and together with the $65 Million Term Loan, the “2024 Term Loan Facilities”) to January 2024. In connection with entering into the Credit Agreement, the prior notes evidencing the existing $65 Million Term Loan and $35 Million Term Loan were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at a variable LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company utilized existing interest rate swap agreements to effectively fix LIBOR at 213 basis points until September 2020 for the $35 Million Term Loan and July 2021 for the $65 Million Term Loan.  Additional interest rate swap agreements were entered into to fix LIBOR at 143 basis points until maturity (refer to Note 9 – Derivative Instruments and Hedging Activity). As of March 31, 2021, $100.0 million was outstanding under the 2024 Term Loan Facilities, bearing an all-in interest rate of 2.86%, including the swaps.

In December 2018, the Company entered into a $100.0 million unsecured term loan facility that matures January 2026 (the “2026 Term Loan”). Borrowings under the 2026 Term Loan are priced at LIBOR plus 145 to 240 basis points, depending on the Company’s credit rating. The Company entered into interest rate swap agreements to fix LIBOR at 266 basis points until maturity. As of March 31, 2021, $100.0 million was outstanding under the 2026 Term Loan, which was subject to an all-in interest rate of 4.26%, including the swap.

Senior Unsecured Notes

The following table presents the senior unsecured notes balance net of unamortized debt issuance costs and original issue discount as of March 31, 2021, and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
2025 Senior Unsecured Notes	$50,000	$50,000
2027 Senior Unsecured Notes	50,000	50,000
2028 Senior Unsecured Notes	60,000	60,000
2029 Senior Unsecured Notes	100,000	100,000
2030 Senior Unsecured Notes	125,000	125,000
2030 Senior Unsecured Public Notes	350,000	350,000
2031 Senior Unsecured Notes	125,000	125,000
Total Principal	860,000	860,000
Unamortized debt issuance costs and original issue discount, net	(4,546)	(4,672)
Total	$855,454	$855,328

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

In August 2020, the Operating Partnership completed an underwritten public offering of $350.0 million aggregate principal amount of 2.900% Notes due 2030 (the “2030 Senior Unsecured Public Notes”). The 2030 Senior Unsecured Public Notes are fully and unconditionally guaranteed by the Company and certain wholly owned subsidiaries of the Operating Partnership.  The terms of the 2030 Senior Unsecured Public Notes are governed by an indenture, dated August 17, 2020, among the Operating Partnership, the Company and U.S. Bank National Association, as trustee (as amended and supplemented by an officer’s certificate dated August 17, 2020, the “Indenture”). The Indenture contains various restrictive covenants, including limitations on the ability of the guarantors and the issuer to incur additional indebtedness and requirements to maintain a pool of unencumbered assets.  The Company terminated related swap agreements of $200.0 million that hedged the 2030 Senior Unsecured Public Notes. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the $350.0 million aggregate principal amount of 2030 Senior Unsecured Public Notes is 3.49%.

Senior Unsecured Revolving Credit Facility

In December 2019, the Company entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Credit Agreement”). The Credit Agreement provides for a $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”), a $65 million term loan facility and a $35 million unsecured term loan facility. The Credit Agreement amended and restated in its entirety the Company’s previous credit agreement dated December 15, 2016.

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

The Company and Richard Agree, the Executive Chairman of the Company, are parties to a Reimbursement Agreement dated November 18, 2014 (the “Reimbursement Agreement”). Pursuant to the Reimbursement Agreement, Mr. Agree has agreed to reimburse the Company for any loss incurred under the Revolving Credit Facility in an amount not to exceed $14.0 million to the extent that the value of the Operating Partnership’s assets available to satisfy the Operating Partnership’s obligations under the credit facility is less than $14.0 million.

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt as of March 31, 2021 (in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2021	$604	$—	$604
2022	850	—	850
2023	904	68,262	69,166
2024 (1)	963	338,000	338,963
2025	1,026	50,000	51,026
Thereafter	629	910,000	910,629
Total scheduled principal payments	4,976	1,366,262	1,371,238
Original issue discount, net	—	(239)	(239)
Total	$4,976	$1,366,023	$1,370,999
(1)

The Revolving Credit Facility matures in January 2024, with options to extend the maturity as described under Senior Unsecured Revolving Credit Facility above. The Revolving Credit Facility had a balance of $238.0 million as of March 31, 2021.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum total leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of March 31, 2021, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its material loan covenants and obligations as of March 31, 2021.

Note 6 – Common and Preferred Stock

Shelf Registration and Follow-on Public Offerings

The Company filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission, registering an unspecified amount of common stock, preferred stock, depositary shares, warrants and guarantees of debt securities of the Operating Partnership, as well as an unspecified amount of debt securities of the Operating Partnership, at an indeterminate aggregate initial offering price. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

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

During 2020, the Company entered into forward sale agreements to sell an aggregate of 3,334,056 shares of common stock. The Company has since settled 782,484 shares of these forward sale agreements, realizing net proceeds of $49.4 million. The Company is required to settle the remaining outstanding shares of common stock under the 2020 ATM Program by various dates between May and December 2021.

The 2020 ATM Program was terminated simultaneously with the establishment of the 2021 ATM Program, which is discussed below. As a result, no future issuances will occur under the 2020 ATM Program.

2021 ATM Program

In February 2021, the Company entered into a new $500.0 million ATM program (the “2021 ATM Program”) through which the Company, from time to time, may sell shares of common stock. In addition to selling shares of common stock, the Company has entered into forward sale agreements through the 2021 ATM Program, as described below.

During the first quarter of 2021, the Company entered into forward sale agreements to sell an aggregate of 372,469 shares of common stock. The Company has not settled any shares of these forward sale agreements as of March 31, 2021. The Company is required to settle the remaining outstanding shares of common stock under the 2021 ATM Program by various dates in March 2022.

Note 7 – Dividends and Distribution Payable

During the three months ended March 31, 2021, the Company declared monthly dividends of $0.207 per common share for January, February and March 2021. Holders of Operating Partnership Units are entitled to an equal distribution per Operating Partnership Unit held. The dividends and distributions payable for January and February were paid during the quarter, while the March amounts were recorded as liabilities on the Condensed Consolidated Balance Sheets at March 31, 2021. The March dividends and distributions were paid on April 14, 2021.

Note 8 – Income Taxes

Uncertain Tax Positions

The Company is subject to the provisions of FASB ASC Topic 740-10 (“ASC 740-10”) and has analyzed its various federal and state filing positions. The Company believes that its income tax filing positions and deductions are documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740-10. The Company’s federal income tax returns are open for examination by taxing authorities for all tax years after December 31, 2016. The Company has elected to record related interest and penalties, if any, as income tax expense on the Consolidated Statements of Operations and Comprehensive Income. We have no material interest or penalties relating to income taxes recognized for the three months ended March 31, 2021 and 2020.

Income Tax Expense

The Company recognized total federal and state tax expense of approximately $1.0 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. The income tax expense recorded in 2021 includes additional tax expense of approximately $0.5 million relating to the true-up of 2020 expense upon filing of the annual tax returns.

Note 9 – Derivative Instruments and Hedging Activity

Background

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risk, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and, to a limited extent, the use of derivative instruments. For additional information regarding the leveling of the Company’s derivatives, refer to Note 10 – Fair Value Measurements.

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

In August 2020, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt. The Company is hedging its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending February 2022. As of March 31, 2021, these interest rate swaps were valued as an asset of approximately $10.1 million.

In December 2020, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt. The Company is hedging its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending February 2022. As of March 31, 2021, these interest rate swaps were valued as an asset of approximately $7.7 million.

In February 2021, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt. The Company is hedging its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending February 2022. As of March 31, 2021, these interest rate swaps were valued as an asset of approximately $5.2 million.

Prior Derivative Transactions

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 2.09%. These swaps effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of March 31, 2021, these interest rate swaps were valued as a liability of approximately $0.4 million.

In June 2016, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of March 31, 2021, this interest rate swap was valued as a liability of approximately $1.0 million.

In December 2018, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $100.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 2.66%. These swaps effectively converts $100.0 million of variable-rate borrowings to fixed-rate borrowings from December 27, 2018 to January 15, 2026. As of March 31, 2021, these interest rate swaps were valued as a liability of approximately $8.5 million.

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

In October 2019, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.4275%. This swap effectively converts $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 12, 2021 to January 12, 2024. As of March 31, 2021, this interest rate swap was valued as a liability of approximately $1.7 million.

Also in October 2019, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.4265%. This swap effectively converts $35.0 million of variable-rate borrowings to fixed-rate borrowings from September 29, 2020 to January 12, 2024. As of March 31, 2021, this interest rate swap was valued as a liability of approximately $1.0 million.

Recognition

Companies are required to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company recognizes its derivatives within Other Assets, net and Accounts Payable, Accrued Expenses and Other Liabilities on the Condensed Consolidated Balance Sheets.

The Company recognizes all changes in fair value for hedging instruments designated and qualifying for cash flow hedge accounting treatment as a component of Other Comprehensive Income (OCI).

Amounts reported in accumulated OCI related to currently outstanding interest rate derivatives are recognized as an adjustment to income as interest payments are made on the Company’s variable-rate debt. Realized gains or losses on settled derivative instruments included in accumulated OCI are recognized as an adjustment over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $4.9 million will be reclassified as an increase to interest expense.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments [1]		Notional [1]
	March 31,	December 31,	March 31,	December 31,
Interest Rate Derivatives	2021	2020	2021	2020
Interest rate swap	18	16	$605,000	$505,000

1 Number of Instruments and total Notional disclosed includes all interest rate swap agreements outstanding at the balance sheet date, including forward-starting swaps prior to their effective date.

The table below presents the estimated fair value of the Company’s derivative financial instruments, as well as their classification in the Condensed Consolidated Balance Sheets (in thousands).

	Asset Derivatives
	March 31, 2021	December 31, 2020
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Other Assets, net	$23,036	$2,286

	Liability Derivatives
	March 31, 2021	December 31, 2020
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Accounts Payable, Accrued Expenses, and Other Liabilities	$12,590	$16,985

The table below presents the effect of the Company’s derivative financial instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2021 and 2020 (in thousands).

				Location of
	Derivatives in			Income/(Loss)
	Cash Flow			Reclassified from	Amount of Income/(Loss)
	Hedging	Amount of Income/(Loss) Recognized		Accumulated OCI	Reclassified from
	Relationships	in OCI on Derivative		into Income	Accumulated OCI into Expense
Three Months Ended March 31,		2021	2020		2021	2020

	Interest rate swaps	$23,954	$(33,379)	Interest Expense	$1,693	$337

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of March 31, 2021.

Credit-Risk-Related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of March 31, 2021, the fair value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $9.9 million.

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the Condensed Consolidated Balance Sheets.

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of March 31, 2021 and December 31, 2020. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets (in thousands):

Offsetting of Derivative Assets as of March 31, 2021

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$23,036	$—	$23,036	$(3,028)	$—	$20,008

Offsetting of Derivative Liabilities as of March 31, 2021

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$12,590	$—	$12,590	$(3,028)	$—	$9,562

Offsetting of Derivative Assets as of December 31, 2020

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$2,286	$—	$2,286	$(1,258)	$—	$1,028

Offsetting of Derivative Liabilities as of December 31, 2020

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$16,985	$—	$16,985	$(1,258)	$—	$15,727

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	Total Fair Value	Level 2
March 31, 2021
Derivative assets - interest rate swaps	$23,036	$23,036
Derivative liabilities - interest rate swaps	$12,590	$12,590

December 31, 2020
Derivative assets - interest rate swaps	$2,286	$2,286
Derivative liabilities - interest rate swaps	$16,985	$16,985

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

Fixed rate debt (including variable rate debt swapped to fixed, excluding the value of the derivatives) with carrying values of $1.13 billion and $1.13 billion as of March 31, 2021 and December 31, 2020, respectively, had fair values of $1.21 billion and $1.28 billion, respectively. Variable rate debt’s fair value is estimated to be equal to the carrying values of $238.0 million and $92.0 million, as of March 31, 2021 and December 31, 2020, respectively.

Note 11 – Equity Incentive Plan

In May 2020, the Company’s stockholders approved the Agree Realty Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”), which replaced the Agree Realty Corporation 2014 Omnibus Equity Incentive Plan (the “2014 Plan”). The 2020 Plan provides for the award to employees, directors and consultants of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 700,000 shares of the Company’s common stock.  All subsequent awards of equity or equity rights will be granted under the 2020 Plan, and no further awards will be made under the 2014 Plan.  As of March 31, 2021, 472,142 shares of common stock were available for issuance under the 2020 Plan.

Restricted Stock

Shares of restricted common stock (“restricted shares”) have been granted to certain employees.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The restricted shares vest over a five-year period based on continued service to the Company.

The Company estimates the fair value of restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis or amount vested, if greater, over the appropriate vesting period. The Company recognized expense relating to restricted share grants of $1.0 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, there was $11.7 million of total unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.8 years. The Company used 0%

for the forfeiture rate for determining the fair value of restricted stock. The intrinsic value of restricted shares redeemed was $1.8 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively.

Restricted stock activity is summarized as follows:

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2020	175	$60.53

Restricted stock granted	77	$64.56
Restricted stock vested	(58)	$53.96
Restricted stock forfeited	(5)	$64.50

Unvested restricted stock at March 31, 2021	189	$64.08

Performance Units and Shares

Performance units were granted to certain executive officers during 2020 and 2019, while performance shares were granted prior to those years. Performance units or shares are subject to a three-year performance period, at the conclusion of which shares awarded are to be determined by the Company’s total shareholder return compared to the constituents of the MSCI US REIT Index and a defined peer group. 50% of the award is based upon the total shareholder return percentile rank versus the constituents in the MSCI US REIT index for the three-year performance period; and 50% of the award is based upon TSR percentile rank versus a specified net lease peer group for the three-year performance period. Vesting of the performance units and shares following their issuance will occur ratably over a three-year period, with the initial vesting occurring immediately following the conclusion of the performance period such that all units and shares vest within five years of the original award date.

The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model and compensation expense is amortized on an attribution method over a five-year period. Compensation expense related to performance units or shares is determined at the grant date and is not adjusted throughout the measurement or vesting periods.

The Monte Carlo simulation pricing model for issued grants utilizes the following assumptions: (i) expected term (equal to the remaining performance measurement period at the grant date), (ii) volatility (based on historical volatility), and (iii) risk-free rate (interpolated based on 2- and 3-year rates). The Company used 0% for the forfeiture rate for determining the fair value of performance shares.  During the years ended December 31, 2021, 2020 and 2019 the following assumptions were used:

Three Months Ended March 31,	2021	2020	2019
Expected term (years)	2.9	2.9	2.9
Volatility	33.9%	18.4%	19.7%
Risk-free rate	0.2%	1.3%	2.5%

During the three months ended March 31, 2021 and 2020, the Company recognized $0.2 million and $0.3 million, respectively, of expense related to performance units and shares for which the three-year performance period has not yet been completed. As of March 31, 2021, there was $5.1 million of total unrecognized compensation costs related to performance units and shares for which the three-year performance period has not yet been completed, which is expected to be recognized over a weighted average period of 4.0 years.

During the three months ended March 31, 2021, the Company also recognized $0.1 million in compensation costs related to performance shares for which the three- year performance period was completed. As of March 31, 2021, there was $0.2 million of total unrecognized compensation costs related to performance units and shares for which the three-year performance period has been completed, which is expected to be recognized over a weighted average period of 1.5 years.

Performance share and unit activity is summarized as follows:

	Target Number	Weighted Average
	of Awards	Grant Date
	(in thousands)	Fair Value
Performance units and shares at December 31, 2020	87	$69.61

Performance units granted	42	$63.42
Performance units and shares at March 31, 2021 - three-year performance period completed	(31)	$47.73
Performance units and shares forfeited	(3)	$90.17

Performance units and shares at March 31, 2021 - three-year performance period to be completed	95	$63.35

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Performance shares -three-year performance period completed but not yet vested at December 31, 2020	—	$—

Shares earned at completion of three-year performance period (1)	47	$47.73
Shares vested	(16)	$47.73

Performance shares -three-year performance period completed but not yet vested March 31, 2020	31	$47.73

(1)Performance shares granted in 2018 for which the three-year performance period was completed in 2021 paid out at 150% maximum performance level

Note 12 – Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

Note 13 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to March 31, 2021 through the date on which these financial statements were issued to determine whether any of these events required disclosure in the financial statements.

There were no reportable subsequent events or transactions.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Interim Condensed Consolidated Financial Statements of Agree Realty Corporation (the “Company”), a Maryland corporation, including the respective notes thereto, which are included in this Quarterly Report on Form 10-Q. The terms the “Company,” “Management,” “we,” “our” and “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including Agree Limited Partnership (the “Operating Partnership”), a Delaware limited partnership.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors, however, is the adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Additional factors which may cause actual results to differ materially from current expectations include, but are not limited to: the factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; global and national economic conditions and changes in general economic, financial and real estate market conditions; the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies; the Company’s concentration with certain tenants and in certain markets, which may make the Company more susceptible to adverse events; changes in the Company’s business strategy; risks that the Company’s acquisition and development projects will fail to perform as expected; adverse changes and disruption in the retail sector and the financing stability of the Company’s tenants, which could impact tenants’ ability to pay rent and expense reimbursement; the Company’s ability to pay dividends; risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; loss of key management personnel; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; the Company’s ability to renew or re-lease space as leases expire; limitations in the Company’s tenants’ leases on real estate tax, insurance and operating cost reimbursement obligations; loss or bankruptcy of one or more of the Company’s major tenants, and bankruptcy laws that may limit the Company’s remedies if a tenant becomes bankrupt and rejects its leases; potential liability for environmental contamination, which could result in substantial costs; the Company’s level of indebtedness, which could reduce funds available for other business purposes and reduce the Company’s operational flexibility; covenants in the Company’s credit agreements and unsecured notes, which could limit our flexibility and adversely affect our financial condition; credit market developments that may reduce availability under our revolving credit facility; an increase in market interest rates which could raise the Company’s interest costs on existing and future debt; a decrease in interest rates, which may lead to additional competition for the acquisition of real estate or adversely affect the Company’s results of operations; the Company’s hedging strategies, which may not be successful in mitigating the Company’s risks associated with interest rates; legislative or regulatory changes, including changes to laws governing real estate investment trusts (“REITs”); the Company’s ability to maintain its qualification as a REIT for federal income tax purposes and the limitations imposed on its business by its status as a REIT; and the Company’s failure to qualify as a REIT for federal income tax purposes, which could adversely affect the Company’s operations and ability to make distributions.

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994.  The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, (the Operating Partnership), of which the Company is the sole general partner and in which the Company held a 99.5% interest as of March 31, 2021.  Under the partnership agreement of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.  As of March 31, 2021, the Company’s portfolio consisted of 1,213 properties located in 46 states and totaling approximately 24.2 million square feet of gross leasable area (“GLA”).

As of March 31, 2021, the Company’s portfolio was approximately 99.4% leased and had a weighted average remaining lease term of approximately 9.8 years. A significant majority of our properties are leased to national tenants and approximately 67.2% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 1994. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes and we intend to continue operating in such a manner.

COVID-19

We continue to closely monitor the impact of the novel coronavirus (“COVID-19”) pandemic on all aspects of our business and geographies, including how it is impacting our tenants and business partners. We are unable to predict the full impact that the COVID-19 pandemic will ultimately have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak continues to rapidly evolve and, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Many states and cities, including where we own properties, have development sites and where our principal place of business is located, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. Although many of these jurisdictions have lifted some of these restrictions, the Company cannot predict whether and to what extent the restrictions will be reinstated, whether additional states and cities will implement similar restrictions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and our tenants operate. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

We cannot predict the impact that COVID-19 will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us.  The Company received first quarter rent payments from over 99% of its portfolio.

Refer to Note 2 – Summary of Significant Accounting Policies - Rent Concessions – COVID-19 to the Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q regarding the Company’s accounting policies for rent concessions.  Pursuant to the Company’s accounting elections, rental revenue continued to be recognized for tenants subject to deferral agreements, as long as such agreements did not result in a substantial increase in our rights as the lessor.  As a result, rent deferrals did not have a material impact on revenues for the three months ended March 31, 2021.

The continuing impact of the COVID-19 pandemic on our rental revenue for the remainder of 2021 and thereafter still cannot be fully determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we continue to actively manage our response in collaboration with tenants, government officials and business partners and assess potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, see Part I, Item 1A titled “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Overall

The Company’s real estate investment portfolio grew from approximately $2.4 billion in gross investment amount representing 868 properties with 16.3 million square feet of GLA as of March 31, 2020 to approximately $3.6 billion in gross investment amount representing 1,213 properties with 24.2 million square feet of GLA at March 31, 2021. The Company’s real estate investments were made throughout and between the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2021 on acquisitions that were made during 2020. Similarly, the full rental income impact of acquisitions made during 2021 to-date will not be seen until the remainder of 2021.

Acquisitions

During the three months ended March 31, 2021, the Company acquired 86 retail net lease assets for approximately $387.9 million, which includes acquisition and closing costs. These properties are located in 25 states and are leased to 46 different tenants operating in 20 diverse retail sectors for a weighted average lease term of approximately 12.9 years. The underwritten weighted-average capitalization rate on the Company’s first quarter 2021 acquisitions was approximately 6.3%.1

Dispositions

During the three months ended March 31, 2021, the Company sold three properties for net proceeds of $8.4 million and recorded a net gain of $2.9 million.

Development and Partner Capital Solutions

During the three months ended March 31, 2021, the Company completed one development or Partner Capital Solutions project.  At March 31, 2021, the Company had three development or Partner Capital Solutions projects under construction.

1 When used within this discussion, “weighted-average capitalization rate” for acquisitions and dispositions is defined by the Company as the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the purchase and sales prices.

Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020

	Three Months Ended		Variance
	March 31, 2021	March 31, 2020	(in dollars)	(percentage)
Rental Income	$77,760	$55,783	$21,977	39%
Real Estate Tax Expense	$5,696	$4,702	$994	21%
Property Operating Expense	$3,541	$2,335	$1,206	52%
Depreciation and Amortization Expense	$21,489	$14,132	$7,357	52%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisitions and ownership of an increased number of properties during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, as further described under Results of Operations - Overall above.

General and administrative expenses increased $2.2 million, or 48%, to $6.9 million for the three months ended March 31, 2021, compared to $4.7 million for the three months ended March 31, 2020.  The increase was primarily the result of increased employee headcount and increased compensation costs.  General and administrative expenses as a percentage of total revenue increased to 8.8% in the first quarter of 2021 from 8.3% in the first quarter of 2020.

Interest expense increased $2.0 million, or 21%, to $11.7 million for the three months ended March 31, 2021, compared to $9.7 million for the three months ended March 31, 2020.  The increase in interest expense was primarily a result of higher levels of borrowings in the first quarter of 2021 in comparison to the first quarter of 2020, partially offset by a reduction in interest rates on certain debt. Borrowings increased in order to finance the acquisition and development of additional properties. Acquisition and development activity increased in the first quarter of 2021 compared to the prior period.

Gain on sale of assets increased $1.3 million, or 79%, to $2.9 million for the three months ended March 31, 2021, compared to $1.6 million for the three months ended March 31, 2020.  Gains on sales of assets are dependent on levels of disposition activity and the assets’ bases relative to their sales prices.  As a result, such gains are not necessarily comparable period-to-period.

Income tax expense increased $0.7 million, or 288%, to $1.0 million for the three months ended March 31, 2021 compared to $0.3 million for the three months ended March 31, 2020. The increase in income tax expense was primarily due to the acquisition and the ownership of additional properties during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Additionally, the Company recognized additional income tax expense of $0.5 million during the three months ended March 31, 2021 relating to 2020 operations upon filing of annual tax returns in 2021.

Net income increased $8.9 million, or 42%, to $30.3 million for the three months ended March 31, 2021, compared to $21.4 million for the three months ended March 31, 2020. The change was the result of the items discussed above.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on its outstanding indebtedness, dividends and distributions to our stockholders and holders of the units of the Operating Partnership (the “Operating Partnership Units”), and future property acquisitions and development.

The Company expects to meet its short-term liquidity requirements through cash provided from operations and borrowings under its revolving credit facility.  As of March 31, 2021, available cash and cash equivalents, including cash held in escrow was $7.4 million. As of March 31, 2021, the Company had $238.0 million outstanding on its revolving credit facility and $262.0 million was available for future borrowings, subject to its compliance with covenants. The Company anticipates funding its long-term capital needs through cash provided from operations, borrowings under its revolving credit facility, the issuance of debt and common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part I, Item 1A titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and in the other reports the Company has filed with the Securities and Exchange Commission (“SEC’).  Additionally, refer to COVID-19 earlier in this Management’s Discussion and Analysis.

The full impact of the COVID-19 pandemic on our rental revenue and, as a result, future cash from operations cannot be determined at present.

Capitalization

As of March 31, 2021, the Company’s total enterprise value was approximately $5.7 billion. Total enterprise value consisted of $4.3 billion of common equity (based on the March 31, 2021 closing price of Company’s common stock on the NYSE of $67.31 per common share and assuming the conversion of Operating Partnership Units) and $1.37 billion of total debt including (i) $238.0 million of borrowings under its revolving credit facility; (ii) $240.0 million of unsecured term loans; (iii) $860.0 million of senior unsecured notes; (iv) $33.2 million of mortgage notes payable, less (v) cash, cash equivalents and cash held in escrow of $7.4 million. The Company’s total debt to enterprise value was 24.0% at March 31, 2021.

At March 31, 2021, the non-controlling interest in the Operating Partnership consisted of a 0.5% ownership interest in the Operating Partnership. The Operating Partnership Units may, under certain circumstances, be exchanged for shares of Company common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all Operating Partnership Units, there would have been 64,493,397 shares of common stock outstanding at March 31, 2021.

Equity

Shelf Registration and Follow-on Public Offerings

The Company filed an automatic shelf registration statement on Form S-3 with the SEC, registering an unspecified amount of common stock, preferred stock, depositary shares, warrants and guarantees of debt securities of the Operating Partnership, as well as an unspecified amount of debt securities of the Operating Partnership, at an indeterminate aggregate initial offering price. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered.  The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

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

2019 ATM Program

In July 2019, the Company entered into a $400.0 million ATM program (the “2019 ATM Program”) through which the Company, from time to time, sold shares of common stock. During the third quarter of 2019, the Company issued 444,228 shares of common stock and entered into forward sale agreements.

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

During 2020, the Company entered into forward sale agreements to sell an aggregate of 3,334,056 shares of common stock. The Company has since settled 782,484 shares of these forward sale agreements, realizing net proceeds of $49.4 million. The Company is required to settle the remaining outstanding shares of common stock under the 2020 ATM Program by various dates between May and December 2021.

The 2020 ATM Program was terminated simultaneously with the establishment of the 2021 ATM Program, which is discussed below. As a result, no future issuances will occur under the 2020 ATM Program.

2021 ATM Program

In February 2021, the Company entered into a new $500.0 million ATM program (the “2021 ATM Program”) through which the Company, from time to time, may sell shares of common stock. In addition to selling shares of common stock, the Company has entered into forward sale agreements through the 2021 ATM Program, as described below.

During 2021, the Company entered into forward sale agreements to sell an aggregate of 372,469 shares of common stock. The Company has not settled any shares of these forward sale agreements as of March 31, 2021. The Company is required to settle the remaining outstanding shares of common stock under the 2021 ATM Program by various dates in March 2022.

After considering the 372,469 shares of common stock subject to forward sale agreements issued under the 2021 ATM Program, the Company had approximately $474.3 million of availability remaining under the 2021 ATM Program as of March 31, 2021.

Debt

The below table summarizes the Company’s outstanding debt as of March 31, 2021 and December 31, 2020 (in thousands):

	Interest		Principal Amount Outstanding
Senior Unsecured Revolving Credit Facility	Rate	Maturity	March 31, 2021	December 31, 2020
Revolving Credit Facility (1)	0.94%	January 2024	$238,000	$92,000
Total Credit Facility			$238,000	$92,000

Unsecured Term Loans (2)
2023 Term Loan	2.40%	July 2023	$40,000	40,000
2024 Term Loan Facility	3.09%	January 2024	65,000	65,000
2024 Term Loan Facility	2.43%	January 2024	35,000	35,000
2026 Term Loan	4.26%	January 2026	100,000	100,000
Total Unsecured Term Loans			$240,000	$240,000

Senior Unsecured Notes (2)
2025 Senior Unsecured Notes	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Notes	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes (3)	3.49%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	October 2031	125,000	125,000
Total Senior Unsecured Notes			$860,000	$860,000

Mortgage Notes Payable (2)
CMBS Portfolio Loan	3.60%	January 2023	$23,640	$23,640
Single Asset Mortgage Loan	5.01%	September 2023	4,622	4,622
Portfolio Credit Tenant Lease	6.27%	July 2026	4,976	5,172
Total Mortgage Notes Payable			$33,238	$33,434

Total Principal Amount Outstanding			$1,371,238	$1,225,434
(1)	The annual interest rate of the Revolving Credit Facility (defined below) assumes one-month LIBOR as of March 31, 2021 of 0.11%.
(2)	Interest rate includes the effects of variable interest rates that have been swapped to fixed interest rates.
(3)	The principal amount outstanding for the $350.0 million 2030 Senior Unsecured Public Notes is presented excluding their original issue discount.

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

Unsecured Term Loan Facilities

In July 2016, the Company completed a $40.0 million unsecured term loan facility that matures July 2023 (the “2023 Term Loan”). Borrowings under the 2023 Term Loan are priced at LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company entered into an interest rate swap agreement to fix LIBOR at 140 basis points until maturity. As of March 31, 2021, $40.0 million was outstanding under the 2023 Term Loan, which was subject to an all-in interest rate of 2.40%, including the swap.

The Credit Agreement extended the maturity dates of the $65 Million Term Loan and the $35 Million Term Loan to January 2024. In connection with entering into the Credit Agreement, the prior notes evidencing the existing $65 Million Term Loan and $35 Million Term Loan were canceled and new notes evidencing the 2024 Term Loan Facilities were executed. Borrowings under the unsecured 2024 Term Loan Facilities bear interest at a variable LIBOR plus 85 to 165 basis points, depending on the Company’s credit rating. The Company utilized existing interest rate swap agreements to effectively fix the LIBOR at 213 basis points until September 2020 for the $35 Million Term Loan and July 2021 for the $65 Million Term Loan. Additional interest rate swap agreements were entered into to fix LIBOR at 143 basis points until maturity (refer to Note 9 – Derivative Instruments and Hedging Activity).  As of March 31, 2021, $100.0 million was outstanding under the 2024 Term Loan Facilities, bearing an all-in interest rate of 2.86%, including the swaps.

In December 2018, the Company entered into a $100.0 million unsecured term loan facility that matures January 2026 (the “2026 Term Loan”). Borrowings under the 2026 Term Loan are priced at LIBOR plus 145 to 240 basis points, depending on the Company’s credit rating. The Company entered into interest rate swap agreements to fix LIBOR at 266 basis points until maturity. As of March 31, 2021, $100.0 million was outstanding under the 2026 Term Loan, which was subject to an all-in interest rate of 4.26%, including the swap.

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

Mortgage Notes Payable

As of March 31, 2021, the Company had total gross mortgage indebtedness of $33.6 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $40.1 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.22% as of March 31, 2021 and 4.40% as of December 31, 2020.

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

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of March 31, 2021, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its material loan covenants and obligations as of March 31, 2021.

Cash Flows

Operating - Substantially all of the Company’s cash from operations is generated by rental income from its investment portfolio.  Net cash provided by operating activities for the three months ended March 31, 2021 increased by $17.1 million over the same period in 2020, primarily due to the increase in the size of the Company’s real estate investment portfolio.

Investing - Net cash used in investing activities was $180.6 million higher during the three months ended March 31, 2021, compared to the same period in 2020.  Acquisitions of properties during the first three months of 2021 were $167.5 million higher than the same period in 2020, due to overall increases in the level of acquisition activity.  Development costs during the three months ended March 31, 2021 were $2.9 million lower than the same period in 2020, due to the timing of costs incurred related to the Company’s development activity.  Proceeds from asset sales decreased by $16.0 million during the three months ended March 31, 2021 compared to the same period in 2020. Proceeds from asset sales are dependent on levels of disposition activity and the specific assets sold. Proceeds from asset sales are not necessarily comparable period-to-period.

Financing - Net cash provided by financing activities was $112.9 million higher during the three months ended March 31, 2021, compared to the same period in 2020.  Net proceeds from the issuance of common stock and borrowings increased by $153.5 million during the three months ended March 31, 2021, compared to the same period in 2020, primarily to fund the increased level of acquisitions occurring in 2021.  Borrowings on the revolving credit facility decreased by $7.0 million during the three months ended March 31, 2021, compared to the same period in 2020, due to increased level of equity and debt proceeds in 2020.  The Company increased its total dividends and distributions paid to its stockholders and non-controlling owners by $36.3 million during the first three months of 2021, compared to the same period in 2020.  The Company’s annualized dividend during the first quarter of 2021 is $2.48 per common share, a 6.0% increase over the annualized $2.34 per common share declared in the first quarter of 2020.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of March 31, 2021 (in thousands):

	Payments due by period
	2021
	(remaining)	2022	2023	2024	2025	Thereafter	Total
Mortgage Notes Payable	$604	$850	$29,167	$963	$1,026	$628	$33,238
Revolving Credit Facility	—	—	—	238,000	—	—	238,000
Unsecured Term Loans	—	—	40,000	100,000	—	100,000	240,000
Senior Unsecured Notes	—	—	—	—	50,000	810,000	860,000
Land Lease Obligations	1,018	1,345	1,345	7,205	1,009	29,995	41,917
Estimated Interest Payments on Outstanding Debt (1)	28,766	33,932	32,546	28,648	25,272	107,607	256,771
Total	$30,388	$36,127	$103,058	$374,816	$77,307	$1,048,230	$1,669,926

(1)	Includes estimated interest payments based on (i) the stated rates for mortgage notes payable, including the effect of interest rate swap agreements; (ii) the stated rates for unsecured term loans, including the effect of interest rate swap agreements and assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates; and (iii) the stated rates for senior unsecured notes.

Dividends

During the three months ended March 31, 2021, the Company declared monthly dividends of $0.207 per common share for January, February, and March 2021. The holder of the Operating Partnership Units is entitled to an equal distribution per Operating Partnership Unit held. The dividends and distributions payable for January and February were paid during the quarter.   The March dividends and distributions were paid on April 14, 2021.

Recent Accounting Pronouncements

Refer to Note 2 – Summary of Significant Accounting Policies.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires the Company’s management to use judgment in the application of accounting policies, including making estimates and assumptions. Management bases estimates on the best information available at the time, its experience, and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting principles would have been applied, resulting in a different presentation of the interim Condensed Consolidated Financial Statements. From time to time, the Company may re-evaluate its estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of the Company’s critical accounting policies is included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The Company has not made any material changes to these policies during the periods covered by this Quarterly Report on Form 10-Q.

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

Reconciliations

The following table provides a reconciliation from net income to FFO, Core FFO and AFFO for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Reconciliation from Net Income to Funds from Operations
Net income	$30,278	$21,370
Depreciation of rental real estate assets	15,292	10,402
Amortization of lease intangibles - in-place leases and leasing costs	6,050	3,621
(Gain) loss on sale or involuntary conversion of assets, net	(3,062)	(1,645)
Funds from Operations	$48,558	$33,748

Amortization of above (below) market lease intangibles, net	4,756	3,809
Core Funds from Operations	$53,314	$37,557

Straight-line accrued rent	(2,597)	(1,637)
Stock based compensation expense	1,364	1,014
Amortization of financing costs	268	168
Non-real estate depreciation	147	109
Adjusted Funds from Operations	$52,496	$37,211

Funds from Operations Per Share - Diluted	$0.77	$0.74
Core Funds from Operations Per Share - Diluted	$0.84	$0.82
Adjusted Funds from Operations Per Share - Diluted	$0.83	$0.81

Weighted average shares and Operating Partnership Units outstanding
Basic	63,176,516	45,783,810
Diluted	63,287,979	45,912,672

Additional supplemental disclosure
Scheduled principal repayments	$195	$230
Capitalized interest	$75	$25
Capitalized building improvements	$174	$915
Contractual rents subject to deferral [1]	$149
Uncollected contractual rents not subject to deferral [1]	$52

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

($ in thousands)

	2021	2022	2023	2024	2025	Thereafter	Total
Mortgage Notes Payable	$604	$850	$29,167	$963	$1,026	$628	$33,238
Average Interest Rate	6.27%	6.27%	3.91%	6.27%	6.27%	6.27%

Unsecured Revolving Credit Facility (1)	$—	$—	$—	$238,000	$—	$—	$238,000
Average Interest Rate				0.96%

Unsecured Term Loans	$—	$—	$40,000	$100,000	$—	$100,000	$240,000
Average Interest Rate			2.40%	2.86%		4.26%

Senior Unsecured Notes	$—	$—	$—	$—	$50,000	$810,000	$860,000
Average Interest Rate					4.16%	3.98%

(1)	The balloon payment balance includes the balance outstanding under the Revolving Credit Facility as of March 31, 2021. The Revolving Credit Facility matures in January 2024, with options to extend the maturity date by six months up to two times, for a maximum maturity of January 2025.

The fair value is estimated to be $34.1 million, $246.5 million and $931.9 million for mortgage notes payable, unsecured term loans and senior unsecured notes, respectively, as of March 31, 2021.

The table above incorporates those exposures that exist as of March 31, 2021; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.09%. These swaps effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. As of March 31, 2021, these interest rate swaps were valued as a liability of approximately $0.4 million.

In June 2016, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. As of March 31, 2021, this interest rate swap was valued as a liability of approximately $1.0 million.

In December 2018, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $100.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 2.66%. These swaps effectively converts $100.0 million of variable-rate borrowings to fixed-rate borrowings from December 27, 2018 to January 15, 2026. As of March 31, 2021, these interest rate swaps were valued as a liability of approximately $8.5 million.

In October 2019, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.4275%. This swap effectively converts $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 12, 2021 to January 12, 2024. As of March 31, 2021, this interest rate swap was valued as a liability of approximately $1.7 million.

Also in October 2019, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.4265%. This swap effectively converts $35.0 million of variable-rate borrowings to fixed-rate borrowings from September 29, 2020 to January 12, 2024. As of March 31, 2021, this interest rate swap was valued as a liability of approximately $1.0 million.

In August 2020, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt.  The Company is hedging its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending February 2022.  As of March 31, 2021, these interest rate swaps were valued as an asset of approximately $10.1 million.

In December 2020, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt. The Company is hedging its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending February 2022. As of March 31, 2021, these interest rate swaps were valued as an asset of approximately $7.7 million.

In February 2021, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt. The Company is hedging its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending February 2022. As of March 31, 2021, these interest rate swaps were valued as an asset of approximately $5.2 million.

The Company does not use derivative instruments for trading or other speculative purposes and the Company did not have any other derivative instruments or hedging activities as of March 31, 2021.

Refer to the section “Risks Related to Our Debt Financings” under Item 1A “Risk Factors” in our  Annual Report on Form 10-K for the year ended December 31, 2020 for discussion of the future transition from LIBOR and the possible impact it may have on the Company’s debt, swap agreements, and interest payments.

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

ITEM 1A.     Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.        Defaults upon Senior Securities

None.

ITEM 4.        Mine Safety Disclosures

Not applicable.

ITEM 5.        Other Information

Not applicable.

ITEM 6.        Exhibits

*10.1	Employment Agreement dated February 22, 2021, between Agree Realty Corporation and Simon Leopold.
** +
22	Subsidiary Guarantors of Agree Realty Corporation (incorporated by reference to Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Simon Leopold, Chief Financial Officer

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Simon Leopold, Chief Financial Officer

*101

The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021 formatted in Inline iXBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

*104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

**   Exhibits and schedules have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of omitted exhibits and schedules will be furnished to the Commission upon request.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Agree Realty Corporation

/s/ Joel N. Agree
Joel N. Agree
President and Chief Executive Officer

/s/ Simon J. Leopold
Simon J. Leopold
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: May 3, 2021