Form 10-Q
period 2021-06-30
AGREE REALTY CORP
filed 2021-07-26
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021, or

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

As of July 23, 2021, the Registrant had 68,922,312 shares of common stock issued and outstanding.

AGREE REALTY CORPORATION

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

	June 30,	December 31,
	2021	2020
ASSETS
Real Estate Investments
Land	$1,354,486	$1,094,550
Buildings	2,693,704	2,371,553
Less accumulated depreciation	(200,395)	(172,577)
	3,847,795	3,293,526
Property under development	6,199	10,653
Net Real Estate Investments	3,853,994	3,304,179

Real Estate Held for Sale, net	1,245	1,199

Cash and Cash Equivalents	177,046	6,137

Cash Held in Escrows	11,335	1,818

Accounts Receivable - Tenants	46,882	37,808

Lease Intangibles, net of accumulated amortization of
$150,435 and $125,995 at June 30, 2021 and December 31, 2020, respectively	601,545	473,592

Other Assets, net	72,476	61,450

Total Assets	$4,764,523	$3,886,183

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

	June 30,	December 31,
	2021	2020
LIABILITIES
Mortgage Notes Payable, net	$32,782	$33,122

Unsecured Term Loans, net	—	237,849

Senior Unsecured Notes, net	1,494,399	855,328

Unsecured Revolving Credit Facility	—	92,000

Dividends and Distributions Payable	15,029	34,545

Accounts Payable, Accrued Expenses, and Other Liabilities	68,196	71,390

Lease Intangibles, net of accumulated amortization of
$26,771 and $24,651 at June 30, 2021 and December 31, 2020, respectively	33,966	35,700

Total Liabilities	1,644,372	1,359,934

EQUITY
Common stock, $.0001 par value, 180,000,000 and 90,000,000 shares
authorized, 68,910,373 and 60,021,483 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	7	6
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized	—	—
Additional paid-in-capital	3,248,264	2,652,090
Dividends in excess of net income	(121,619)	(91,343)
Accumulated other comprehensive income (loss)	(8,257)	(36,266)

Total Equity - Agree Realty Corporation	3,118,395	2,524,487
Non-controlling interest	1,756	1,762
Total Equity	3,120,151	2,526,249

Total Liabilities and Equity	$4,764,523	$3,886,183

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues
Rental income	$82,494	$57,476	$160,253	$113,259
Other	52	59	121	85
Total Revenues	82,546	57,535	160,374	113,344

Operating Expenses
Real estate taxes	6,158	4,840	11,855	9,542
Property operating expenses	3,214	1,860	6,755	4,195
Land lease expense	389	325	736	652
General and administrative	6,241	4,587	13,118	9,244
Depreciation and amortization	23,188	15,607	44,676	29,740
Provision for impairment	—	1,128	—	1,128
Total Operating Expenses	39,190	28,347	77,140	54,501

Income from Operations	43,356	29,188	83,234	58,843

Other (Expense) Income
Interest expense, net	(12,549)	(8,479)	(24,202)	(18,149)
Gain (loss) on sale of assets, net	6,767	4,952	9,712	6,597
Income tax (expense) benefit	(485)	(260)	(1,494)	(520)
Gain (loss) on early extinguishment of term loans and settlement of related interest rate swaps	(14,614)	—	(14,614)	—
Other (expense) income	(14)	23	103	23
Net Income	22,461	25,424	52,739	46,794

Less net income attributable to non-controlling interest	114	166	280	308

Net Income Attributable to Agree Realty Corporation	$22,347	$25,258	$52,459	$46,486

Net Income Per Share Attributable to Agree Realty Corporation
Basic	$0.34	$0.47	$0.82	$0.94
Diluted	$0.34	$0.47	$0.82	$0.93

Other Comprehensive Income
Net income	$22,461	$25,424	$52,739	$46,794
Realized gain (loss) on settlement of interest rate swaps	287	(17)	787	(33)
Other comprehensive income (loss) - change in fair value and settlement of interest rate swaps	2,230	(2,244)	27,376	(35,269)
Total comprehensive income (loss)	24,978	23,163	80,902	11,492
Less comprehensive income (loss) attributable to non-controlling interest	128	151	294	42

Comprehensive Income (Loss) Attributable to Agree Realty Corporation	$24,850	$23,012	$80,608	$11,450

Weighted Average Number of Common Shares Outstanding - Basic	64,835,984	52,726,230	63,838,070	49,082,616

Weighted Average Number of Common Shares Outstanding - Diluted	65,185,604	53,266,740	64,079,697	49,423,546

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2020	60,021,483	$6	$2,652,090	$(91,343)	$(36,266)	$1,762	$2,526,249
Issuance of common stock, net of issuance costs	4,028,410	—	258,105	—	—	—	258,105
Repurchase of common shares	(27,594)	—	(1,780)	—	—	—	(1,780)
Issuance of restricted stock under the 2020 Omnibus Incentive Plan	128,066	—	298	—	—	—	298
Forfeiture of restricted stock	(4,587)	—	(92)	—	—	—	(92)
Stock-based compensation	—	—	1,293	—	—	—	1,293
Dividends and distributions declared for the period	—	—	—	(39,906)	—	(215)	(40,121)
Other comprehensive income (loss) - change in fair value of interest rate swaps	—	—	—	—	25,506	140	25,646
Net income	—	—	—	30,112	—	166	30,278
Balance, March 31, 2021	64,145,778	$6	$2,909,914	$(101,137)	$(10,760)	$1,853	$2,799,876
Issuance of common stock, net of issuance costs	4,764,450	1	336,875	—	—	—	336,876
Issuance of stock under the 2020 Omnibus Incentive Plan	496	—	22	—	—	—	22
Forfeiture of restricted stock	(351)	—	—	—	—	—	—
Stock-based compensation	—	—	1,453	—	—	—	1,453
Dividends and distributions declared for the period	—	—	—	(42,829)	—	(225)	(43,054)
Other comprehensive income (loss) - change in fair value and settlement of interest rate swaps	—	—	—	—	2,503	14	2,517
Net income	—	—	—	22,347	—	114	22,461
Balance, June 30, 2021	68,910,373	$7	$3,248,264	$(121,619)	$(8,257)	$1,756	$3,120,151

Cash dividends declared per common share:
For the three months ended March 31, 2021		$0.621
For the three months ended June 30, 2021		$0.651

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2019	45,573,623	$5	$1,752,912	$(57,094)	$(6,492)	$2,231	$1,691,562
Issuance of common stock, net of issuance costs	1,400,251	—	104,615	—	—	—	104,615
Repurchase of common shares	(20,707)	—	(1,627)	—	—	—	(1,627)
Issuance of restricted stock under the 2014 Omnibus Incentive Plan	48,942	—	—	—	—	—	—
Stock-based compensation	—	—	1,014	—	—	—	1,014
Dividends and distributions declared for the period	—	—	—	(26,677)	—	(203)	(26,880)
Other comprehensive income (loss) - change in fair value and settlement of interest rate swaps	—	—	—	—	(32,799)	(243)	(33,042)
Net income	—	—	—	21,229	—	141	21,370
Balance, March 31, 2020	47,002,109	$5	$1,856,914	$(62,542)	$(39,291)	$1,926	$1,757,012
Issuance of common stock, net of issuance costs	6,851,695	—	437,100	—	—	—	437,100
Repurchase of common shares	(51)	—	(3)	—	—	—	(3)
Forfeiture of restricted stock	(2,661)	—	—	—	—	—	—
Stock-based compensation	—	—	1,224	—	—	—	1,224
Dividends and distributions declared for the period	—	—	—	(32,311)	—	(209)	(32,520)
Other comprehensive income (loss) - change in fair value and settlement of interest rate swaps	—	—	—	—	(2,253)	(8)	(2,261)
Net income	—	—	—	25,258	—	166	25,424
Balance, June 30, 2020	53,851,092	$5	$2,295,235	$(69,595)	$(41,544)	$1,875	$2,185,976

Cash dividends declared per common share:
For the three months ended March 31, 2020		$0.585
For the three months ended June 30, 2020		$0.600

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities
Net income	$52,739	$46,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,676	29,740
Amortization from above (below) market lease intangibles, net	10,015	7,588
Amortization from financing and credit facility costs	948	647
Stock-based compensation	2,974	2,238
Provision for impairment	—	1,128
(Gain) loss on settlement of interest rate swaps	16,748	(33)
(Gain) loss on sale of assets	(9,712)	(6,597)
Write-off of unamortized finance costs upon debt extinguishment	1,250	—
(Increase) decrease in accounts receivable	(9,381)	(8,125)
(Increase) decrease in other assets	2,113	(435)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	5,576	(5,166)
Net Cash Provided by Operating Activities	117,946	67,779

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(741,353)	(504,390)
Development of real estate investments, net of reimbursements
(including capitalized interest of $163 in 2021, $55 in 2020)	(28,748)	(6,961)
Payment of leasing costs	(296)	(388)
Net proceeds from sale of assets	35,377	42,599
Net Cash Used in Investing Activities	(735,020)	(469,140)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	594,980	541,715
Repurchase of common shares	(1,780)	(1,630)
Unsecured revolving credit facility borrowings (repayments), net	(92,000)	(89,000)
Payments of mortgage notes payable	(393)	(3,238)
Payments of unsecured term loans	(240,000)	—
Senior unsecured notes proceeds	640,623	—
Dividends paid	(102,110)	(51,488)
Distributions to non-controlling interest	(582)	(407)
Payments for financing costs	(1,238)	(364)
Net Cash Provided by Financing Activities	797,500	395,588

Net Increase (Decrease) in Cash and Cash Equivalents and Cash Held in Escrow	180,426	(5,773)
Cash and cash equivalents and cash held in escrow, beginning of period	7,955	42,157
Cash and cash equivalents and cash held in escrow, end of period	$188,381	$36,384

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$18,822	$17,930
Cash paid for income tax	$1,794	$841

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Additional operating lease right of use assets added under new ground leases after January 1, 2019	$6,302	$—
Dividends and limited partners’ distributions declared and unpaid	$15,029	$32,519
Accrual of development, construction and other real estate investment costs	$(1,825)	$1,787

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.5% interest as of June 30, 2021. There is a one-for-one relationship between the limited partnership interests in the Operating Partnership (“Operating Partnership Units”) owned by the Company and shares of Company common stock outstanding.  Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the “Company,” “Management,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three and six months ended June 30, 2021 may not be indicative of the results that may be expected for the year ending December 31, 2021.  Amounts as of December 31, 2020 included in the Condensed Consolidated Financial Statements have been derived from the audited Consolidated Financial Statements as of that date. The unaudited Condensed Consolidated Financial Statements, included herein, should be read in conjunction with the audited Consolidated Financial Statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Form 10-K for the year ended December 31, 2020.

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, the Operating Partnership and its wholly owned subsidiaries. The Company, as the sole general partner, held 99.5% and 99.4% of the Operating Partnership as of June 30, 2021 and December 31, 2020, respectively.  All material intercompany accounts and transactions have been eliminated.

At June 30, 2021 and December 31, 2020, the non-controlling interest in the Operating Partnership consisted of a 0.5% and 0.6% ownership interest in the Operating Partnership held by the Company’s founder and chairman, respectively. The Operating Partnership Units may, under certain circumstances, be exchanged for shares of common stock. The Company as sole general partner of the Operating Partnership has the option to settle exchanged Operating Partnership Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all non-controlling Operating Partnership Units, there would have been 69,257,992 shares of common stock outstanding at June 30, 2021.

Significant Risks and Uncertainties

Currently, one of the most significant risks and uncertainties continues to be the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19.  The COVID-19 pandemic has had repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted economic activity and has contributed to significant volatility and negative pressure in financial markets.  The COVID-19 pandemic had resulted in a number of our tenants temporarily closing their stores and requesting rent deferrals or rent abatements during this pandemic. Although the duration and severity of this pandemic are still uncertain, there is reason to believe that the success of vaccination efforts in the U.S. is leading to a decline in COVID-19 cases and having a positive impact on businesses, as federal, state and local restrictions are lifted and individuals begin returning to pre-pandemic activities.

The COVID-19 pandemic could still have material and adverse effects on our financial condition, results of operations and cash flows in the near term due to, but not limited to, the following:

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

During the quarter ended June 30, 2021, the Company collected substantially all rent payments originally contracted for in the period. However, the extent to which the COVID-19 pandemic continues to impact our operations and those of our tenants will still depend on future developments which are still uncertain, including the scope, severity and remaining duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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

Assets are classified as real estate held for sale based on specific criteria as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant & Equipment. Properties classified as real estate held for sale are recorded at the lower of their carrying value or their fair value, less anticipated selling costs. Any properties classified as held for sale are not depreciated. Assets are generally classified as real estate held for sale once management has actively engaged in marketing the asset and has received a firm purchase commitment that is expected to close within one year. The Company classified one operating property as real estate held for sale at June 30, 2021 and December 31, 2020, the assets for which are separately presented in the Condensed Consolidated Balance Sheets.

Real estate held for sale consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Land	$627	$313
Building	652	1,019
Lease intangibles - asset	91	132
Lease intangibles - (liability)	—	(285)
	1,370	1,179
Accumulated depreciation and amortization, net	(125)	20
Total Real Estate Held for Sale, net	$1,245	$1,199

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

The following schedule summarizes the Company’s amortization of lease intangibles for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Lease intangibles (in-place)	$6,768	$4,055	$12,683	$7,563
Lease intangibles (above-market)	6,843	5,218	13,244	10,269
Lease intangibles (below-market)	(1,584)	(1,439)	(3,229)	(2,681)
Total	$12,027	$7,834	$22,698	$15,151

The following schedule represents estimated future amortization of lease intangibles as of June 30, 2021 (in thousands):

	2021
Year Ending December 31,	(remaining)	2022	2023	2024	2025	Thereafter	Total
Lease intangibles (in-place)	$13,785	$26,290	$24,691	$22,928	$21,190	$125,395	$234,279
Lease intangibles (above-market)	15,654	30,433	29,437	27,744	26,873	237,125	367,266
Lease intangibles (below-market)	(3,079)	(5,289)	(4,579)	(3,911)	(3,480)	(13,628)	(33,966)
Total	$26,360	$51,434	$49,549	$46,761	$44,583	$348,892	$567,579

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

Cash and Cash Equivalents and Cash Held in Escrows

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. Cash held in escrows primarily relates to delayed like-kind exchange transactions pursued under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The account balances of cash and cash held in escrow periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company had $187.4 million and $7.0 million in cash and cash held in escrow as of June 30, 2021 and December 31, 2020, respectively, in excess of the FDIC insured limit.

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

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$177,046	$6,137
Cash held in escrow	11,335	1,818
Total of cash and cash equivalents and cash held in escrow	$188,381	$7,955

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

Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the Accounts Receivable - Tenants line item in the Condensed Consolidated Balance Sheets. The balance of straight-line rent receivables at June 30, 2021 and December 31, 2020 was $35.1 million and $29.8 million, respectively. To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce rental income.

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. The Company’s assessment has specifically included the impact of the COVID-19 pandemic, which represents a material risk to collectability (see Significant Risks and Uncertainties above).  In the event that collectability with respect to any tenant changes, the Company recognizes an adjustment to rental revenue. The Company’s review of collectability of charges under its operating leases also includes any accrued rental revenue related to the straight-line method of reporting rental revenue. As of June 30, 2021, the Company has four tenants where collection is no longer considered probable. For these tenants, the Company is recording rental income on a cash basis and has written off any outstanding receivables, including straight-line rent receivables. These tenants had an immaterial impact to Rental Income and Net Income for the three and six months ended June 30, 2021.

The Company’s leases provide for reimbursement from tenants for common area maintenance (“CAM”), insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursement revenue is estimated each period and is recognized as rental revenue in the period the recoverable costs are incurred and accrued. The balance of unbilled operating cost reimbursement receivable at June 30, 2021 and December 31, 2020 was $6.8 million and $4.1 million, respectively.

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

Substantially all of the Company’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments.  The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its lease receivable as tenant payments accrue and continues to recognize rental income.  As of June 30, 2021, the Company has $0.9 million of deferred rent receivables outstanding, net of repayments that have occurred, relating to COVID-19 lease concessions.

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

The following is a reconciliation of the basic net earnings per share of common stock computation to the denominator of the diluted net earnings per share of common stock computations for each of the periods presented (in thousands, except for share data):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income attributable to Agree Realty Corporation	$22,347	$25,258	$52,459	$46,486
Less: Income attributable to unvested restricted shares	(71)	(83)	(175)	(164)
Net income used in basic and diluted earnings per share	$22,276	$25,175	$52,284	$46,322

Weighted average number of common shares outstanding	65,055,820	52,902,628	64,057,906	49,259,014
Less: Unvested restricted stock	(219,836)	(176,398)	(219,836)	(176,398)
Weighted average number of common shares outstanding used in basic earnings per share	64,835,984	52,726,230	63,838,070	49,082,616

Weighted average number of common shares outstanding used in basic earnings per share	64,835,984	52,726,230	63,838,070	49,082,616
Effect of dilutive securities:
Share-based compensation	98,202	68,294	91,413	74,926
2019 ATM Forward Equity Offerings	—	—	—	28,579
April 2020 Forward Equity Offerings	217,943	25,652	133,476	14,144
2020 ATM Forward Equity Offerings	—	446,564	—	223,281
2021 ATM Forward Equity Offerings	33,475	—	16,738	—
Weighted average number of common shares outstanding used in diluted earnings per share	65,185,604	53,266,740	64,079,697	49,423,546

For the three months ended June 30, 2021, 1,440 shares of restricted common stock (“restricted shares”) granted in 2020 were anti-dilutive and were not included in the computation of diluted earnings per share. There were no anti-dilutive shares of common stock related to the 2020 at-the-market (“ATM”) forward equity offerings and the 2021 ATM forward equity offerings for the three months ended June 30, 2021.

For the six months ended June 30, 2021, 2,743 shares of restricted common stock granted in 2020 were anti-dilutive and were not included in the computation of diluted earnings per share. There were no anti-dilutive shares of common stock related to the 2020 ATM forward equity offerings and the 2021 ATM forward equity offerings for the six months ended June 30, 2021.

For the three months ended June 30, 2020, 11,296 shares of common stock related to the 2019 ATM forward equity offerings, 70,769 shares of common stock related to the 2020 ATM forward equity offerings, 7,606 restricted shares granted in 2020, and 7,416 performance units granted in 2020 were anti-dilutive and were not included in the computation of diluted earnings per share.

For the six months ended June 30, 2020, 34,230 shares of common stock related to the 2019 ATM forward equity offerings, 50,093 shares of common stock related to the 2020 ATM forward equity offerings, 4,682 restricted shares granted in 2020, and 5,635 performance units granted in 2020 were anti-dilutive and were not included in the computation of diluted earnings per share.

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

Equity Offering Costs

Underwriting commissions and offering costs of equity offerings have been reflected as a reduction of additional paid-in-capital in our Condensed Consolidated Balance Sheets.

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

Note 3 – Leases

Tenant Leases

The Company is primarily focused on the ownership, acquisition, development and management of retail properties leased to industry leading tenants.  As of June 30, 2021, the Company’s portfolio was approximately 99.5% leased and had a weighted average remaining lease term (excluding extension options) of approximately 9.7 years. A significant majority of its properties are leased to national tenants and approximately 67.7% of its annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners.

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

The following table includes information regarding contractual lease payments for the Company’s operating leases for which it is the lessor, for the three and six months ended June 30, 2021 and 2020. (presented in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Total lease payments	$84,842	$60,288	$165,042	$118,384
Less: Operating cost reimbursements and percentage rents	8,569	6,192	17,544	13,085
Total non-variable lease payments	$76,273	$54,096	$147,498	$105,299

At June 30, 2021, future non-variable lease payments to be received from the Company’s operating leases for the remainder of 2021, the following four years, and thereafter are as follows (presented in thousands):

	2021
Year Ending December 31,	(remaining)	2022	2023	2024	2025	Thereafter	Total
Future non-variable lease payments	$154,195	$308,793	$303,815	$293,450	$283,326	$1,744,997	$3,088,576

Deferred Revenue

As of June 30, 2021, and December 31, 2020, there was $8.7 million and $6.1 million, respectively, in deferred revenues resulting from rents paid in advance.

Land Lease Obligations

The Company is the lessee under land lease agreements for certain of its properties. ASC 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases, whether qualifying as operating or finance.  As of June 30, 2021 and December 31, 2020, the Company had $59.6 million and $44.5 million of right of use assets, recognized within Other Assets in the Condensed Consolidated Balance Sheets, respectively, while the corresponding lease obligations of $22.8 million and $17.6 million, respectively, were recognized within Accounts Payable, Accrued Expenses, and Other Liabilities on the Condensed Consolidated Balance Sheets as of these dates.

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

Amortization of right of use assets for operating land leases is classified as land lease expense and was $0.4 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $0.7 million for the six months ended June 30, 2021 and 2020. There was no amortization of right of use assets for finance land leases, as the underlying leased asset (land) has an infinite life.  Interest expense on finance land leases was $0.1 million during the three months ended June 30, 2021, while there was no such expense incurred during the three months ended June 30, 2020. Interest expense on finance land leases was $0.1 million during the six months ended June 30, 2021 while no such expense was incurred during the six months ended June 30, 2020.

In calculating its lease obligations under ground leases, the Company uses discount rates estimated to be equal to what it would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following tables include information on the Company’s land leases for which it is the lessee, for the three and six months ended June 30, 2021 and 2020. (presented in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating leases:
Operating cash outflows	$267	$267	$534	$534
Weighted-average remaining lease term - operating leases (years)	36.3	38.2	36.3	38.2
Weighted-average discount rate - operating leases	4.13%	4.13%	4.13%	4.13%

Finance leases:
Operating cash outflows	$65	$-	$86	$—
Financing cash outflows	$19	$-	$118	$—
Weighted-average remaining lease term - finance leases (years)	3.3	-	3.3	—
Weighted-average discount rate - operating leases	4.13%	-%	4.13%	—%

Supplemental Disclosure:
Right-of-use assets obtained in exchange for new lease liabilities	$6,302	$—	$6,302	$—
Right-of-use assets net change	$6,302	$—	$6,302	$—

Maturity Analysis of Lease Liabilities for Operating Leases (presented in thousands)

	2021
Year Ending December 31,	(remaining)	2022	2023	2024	2025	Thereafter	Total
Lease payments	$499	$1,009	$1,009	$1,009	$1,009	$29,996	$34,531
Imputed interest	(341)	(671)	(657)	(642)	(627)	(15,024)	(17,962)
Total lease liabilities	$158	$338	$352	$367	$382	$14,972	$16,569

Maturity Analysis of Lease Liabilities for Finance Leases (presented in thousands)

	2021
Year Ending December 31,	(remaining)	2022	2023	2024	2025	Thereafter	Total
Lease payments	$168	$336	$336	$6,196	$—	$—	$7,036
Imputed interest	(129)	(255)	(252)	(207)	—	—	(843)
Total lease liabilities	$39	$81	$84	$5,989	$—	$—	$6,193

Note 4 – Real Estate Investments

Real Estate Portfolio

As of June 30, 2021, the Company owned 1,262 properties, with a total gross leasable area (“GLA”) of approximately 26.1 million square feet. Net Real Estate Investments totaled $3.85 billion as of June 30, 2021. As of December 31, 2020, the Company owned 1,129 properties, with a total GLA of approximately 22.7 million square feet. Net Real Estate Investments totaled $3.30 billion as of December 31, 2020.

Acquisitions

During the three months ended June 30, 2021, the Company purchased 54 retail net lease assets for approximately $347.0 million, which includes acquisition and closing costs. These properties are located in 25 states and are leased for a weighted average lease term of approximately 11.8 years.

During the six months ended June 30, 2021, the Company purchased 140 retail net lease assets for approximately $734.9 million, which includes acquisition and closing costs. These properties are located in 35 states and are leased for a weighted average lease term of approximately 12.4 years.

The aggregate acquisitions for the six months ended June 30, 2021 were allocated $249.3 million to land, $323.5 million to buildings and improvements, $153.3 million to lease intangibles and $8.8 million to other assets. The acquisitions were all cash purchases and there was no material contingent consideration associated with these acquisitions. None of the Company’s acquisitions during the first six months of 2021 caused any new or existing tenant to comprise 10% or more of its total assets or generate 10% or more of its total annualized contractual base rent at June 30, 2021.

Developments

During the three months ended June 30, 2021, the Company completed three development or Partner Capital Solutions projects. At June 30, 2021, the Company had two development or Partner Capital Solutions projects under construction.

During the six months ended June 30, 2021, the Company completed four development or Partner Capital Solutions projects.

Dispositions

During the three months ended June 30, 2021, the Company sold seven properties for net proceeds of $27.0 million and recorded a net gain of $6.8 million.

During the six months ended June 30, 2021, the Company sold 10 properties for net proceeds of $35.4 million and recorded a net gain of $9.7 million.

Provisions for Impairment

As a result of the Company’s review of real estate investments, it recognized no provisions for impairments for each of the three and six months ended June 30, 2021 and $1.1 million for each of the three and six months ended June 30, 2020.

Note 5 – Debt

As of June 30, 2021, the Company had total gross indebtedness of $1.54 billion, including (i) $33.0 million of mortgage notes payable; (ii) $1.51 billion of senior unsecured notes; and (iii) no borrowings outstanding under the Revolving Credit Facility (defined below) as of June 30, 2021.

Mortgage Notes Payable

As of June 30, 2021, the Company had total gross mortgage indebtedness of $33.0 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $39.4 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.18% as of June 30, 2021 and 4.21% as of December 31, 2020.

Mortgage notes payable consisted of the following:

	June 30, 2021	December 31, 2020

(not presented in thousands)	(in thousands)
Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 2023	$23,640	$23,640

Note payable in monthly installments of interest only at 5.01% per annum, with a balloon payment due September 2023	4,622	4,622

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026	4,778	5,172

Total principal	33,040	33,434
Unamortized debt issuance costs	(258)	(312)
Total	$32,782	$33,122

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At June 30, 2021, there were no mortgage loans with partial recourse to the Company.

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

Unsecured Term Loan Facilities

The following table presents the unsecured term loans balance net of unamortized debt issuance costs as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
2023 Term Loan	$—	$40,000
2024 Term Loan Facilities	—	100,000
2026 Term Loan	—	100,000
Total Principal	—	240,000
Unamortized debt issuance costs	—	(2,151)
Total	$—	$237,849

In May 2021, the Company used the net proceeds from the offering of the 2028 Senior Unsecured Public Notes and the 2033 Senior Unsecured Public Notes (see Senior Unsecured Notes below) to repay all amounts outstanding under its unsecured term loans and settle the related swap agreements.  The Company incurred a charge of $14.6 million upon this repayment and settlement, including swap termination costs of $13.4 million and the write-off of previously unamortized debt issuance costs of $1.2 million.

Prior to the repayments of the 2023 Term Loan, the 2024 Term Loan Facilities, and the 2026 Term Loan, these loans were subject to all-in interest rates of 2.40%, 2.86%, and 4.26%, respectively, including the effects of related swap agreements.

Senior Unsecured Notes

The following table presents the senior unsecured notes balance net of unamortized debt issuance costs and original issue discount as of June 30, 2021, and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
2025 Senior Unsecured Notes	$50,000	$50,000
2027 Senior Unsecured Notes	50,000	50,000
2028 Senior Unsecured Notes	60,000	60,000
2028 Senior Unsecured Public Notes	350,000	—
2029 Senior Unsecured Notes	100,000	100,000
2030 Senior Unsecured Notes	125,000	125,000
2030 Senior Unsecured Public Notes	350,000	350,000
2031 Senior Unsecured Notes	125,000	125,000
2033 Senior Unsecured Public Notes	300,000	—
Total Principal	1,510,000	860,000
Unamortized debt issuance costs and original issue discount, net	(15,601)	(4,672)
Total	$1,494,399	$855,328

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

In August 2020, the Operating Partnership completed an underwritten public offering of $350.0 million aggregate principal amount of 2.900% Notes due 2030 (the “2030 Senior Unsecured Public Notes”). The 2030 Senior Unsecured Public Notes

are fully and unconditionally guaranteed by the Company and certain wholly owned subsidiaries of the Operating Partnership.  The terms of the 2030 Senior Unsecured Public Notes are governed by an indenture, dated August 17, 2020, among the Operating Partnership, the Company and U.S. Bank National Association, as trustee (as amended and supplemented by an officer’s certificate dated August 17, 2020, the “Indenture”). The Indenture contains various restrictive covenants, including limitations on the ability of the guarantors and the issuer to incur additional indebtedness and requirements to maintain a pool of unencumbered assets.  The Company terminated related swap agreements of $200.0 million that hedged the 2030 Senior Unsecured Public Notes. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the $350.0 million aggregate principal amount of 2030 Senior Unsecured Public Notes is 3.50%.

In May 2021, the Operating Partnership completed an underwritten public offering of $350.0 million aggregate principal amount of 2.000% Notes due 2028 (the “2028 Senior Unsecured Public Notes”) and $300.0 million in aggregate principal amount of 2.600% Notes due 2033 (the “2033 Senior Unsecured Public Notes”).  The 2028 Senior Unsecured Public Notes and the 2033 Senior Unsecured Public Notes are fully and unconditionally guaranteed by the Company and certain wholly owned subsidiaries of the Operating Partnership.  The terms of the 2028 Senior Unsecured Public Notes and the 2033 Senior Unsecured Public Notes are governed by an indenture, dated August 17, 2020, among the Operating Partnership, the Company and U.S. Bank National Association, as trustee (as amended and supplemented by an officer’s certificate dated May 14, 2021, the “Indenture”). The Indenture contains various restrictive covenants, including limitations on the ability of the guarantors and the Operating Partnership to incur additional indebtedness and requirements to maintain a pool of unencumbered assets.  The Company terminated related swap agreements of $300.0 million notional amount that hedged the 2033 Senior Unsecured Public Notes, receiving $16.7 million upon termination. Considering the effect of the terminated swap agreements, the blended all-in rates to the Company for the $350.0 million aggregate principal amount of the 2028 Senior Unsecured Public Notes and the $300.0 million aggregate principal amount of the 2033 Senior Unsecured Public Notes are 2.11% and 2.13%, respectively.

Senior Unsecured Revolving Credit Facility

In December 2019, the Company entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Credit Agreement”). The Credit Agreement provides for a $500.0 million unsecured revolving credit facility that matures on January 15, 2024 (the “Revolving Credit Facility”). It also provided for a $65 million unsecured term loan facility and a $35 million unsecured term loan facility. All amounts outstanding under these unsecured term loan facilities were repaid in May 2021 (see Unsecured Term Loan Facilities above) and cannot be reborrowed against. Subject to certain terms and conditions set forth in the Credit Agreement, the Company (i) may request additional lender commitments under any or all facilities of up to an additional aggregate amount of $500.0 million and (ii) may elect, for an additional fee, to extend the maturity date of the Revolving Credit Facility by six months up to two times, for a maximum maturity date of January 15, 2025. No amortization payments are required under the Credit Agreement, and interest is payable in arrears no less frequently than quarterly.

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

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt as of June 30, 2021 (in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2021	$406	$—	$406
2022	850	—	850
2023	904	28,262	29,166
2024 (1)	963	—	963
2025	1,026	50,000	51,026
Thereafter	629	1,460,000	1,460,629
Total scheduled principal payments	4,778	1,538,262	1,543,040
Original issue discount, net	—	(9,473)	(9,473)
Total	$4,778	$1,528,789	$1,533,567
(1)

The Revolving Credit Facility matures in January 2024, with options to extend the maturity as described under Senior Unsecured Revolving Credit Facility above. The Revolving Credit Facility did not have an outstanding balance as of June 30, 2021.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum total leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of June 30, 2021, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its material loan covenants and obligations as of June 30, 2021.

Note 6 – Common and Preferred Stock

Authorized Shares of Common Stock

In May 2021, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 90 million shares to 180 million shares.

Shelf Registration and Follow-on Public Offerings

The Company filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission, on May 27, 2020, registering an unspecified amount of common stock, preferred stock, depositary shares, warrants and guarantees of debt securities of the Operating Partnership, as well as an unspecified amount of debt securities of the Operating Partnership, at an indeterminate aggregate initial offering price. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

In April 2020, the Company completed a follow-on public offering of 2,875,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 375,000 shares of common stock.  The offering resulted in net proceeds to the Company of approximately $170.4 million, after deducting fees and estimated offering expenses payable by the Company.

Also in April 2020, the Company entered into a follow-on public offering to sell an aggregate of 6,166,666 shares of common stock in connection with a forward sale agreement (the “April 2020 Forward”).  During the remainder of 2020, the Company settled the April 2020 Forward, realizing net proceeds of approximately $354.6 million, after deducting fees and expenses.

In January 2021, the Company completed a follow-on public offering of 3,450,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 450,000 shares of common stock.  The offering resulted in net proceeds to the Company of approximately $221.4 million, after deducting fees and estimated offering expenses payable by the Company.

In June 2021, the Company completed a follow-on public offering of 4,600,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 600,000 shares of common stock.  The offering resulted in net proceeds to the Company of approximately $327.0 million, after deducting fees and estimated offering expenses payable by the Company.

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

2020 ATM Program

In March 2020, the Company entered into a new $400.0 million ATM program (the “2020 ATM Program”) through which the Company, from time to time, sold shares of common stock. In addition to selling shares of common stock, the Company entered into forward sale agreements through the 2020 ATM Program, as described below.

During 2020, the Company entered into forward sale agreements to sell an aggregate of 3,334,056 shares of common stock. During 2020, the Company settled 204,074 shares of these forward sale agreements, realizing net proceeds of $12.5 million. During the first six months of 2021, the Company settled 742,860 shares of these forward sale agreements, realizing net proceeds of $46.8 million. The Company is required to settle the remaining outstanding shares of common stock under the 2020 ATM Program by various dates between July 2021 and December 2021.

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

During the first six months of 2021, the Company entered into forward sale agreements to sell an aggregate of 1,550,666 shares of common stock. The Company has not settled any shares of these forward sale agreements as of June 30, 2021. The Company is required to settle the remaining outstanding shares of common stock under the 2021 ATM Program by various dates between March 2022 and June 2022.

Note 7 – Dividends and Distribution Payable

During the three months ended June 30, 2021, the Company declared monthly dividends of $0.217 per common share for April, May and June 2021. Holders of Operating Partnership Units are entitled to an equal distribution per Operating Partnership Unit held. The dividends and distributions payable for April and May were paid during the quarter, while the June amounts were recorded as liabilities on the Condensed Consolidated Balance Sheets at June 30, 2021. The June dividends and distributions were paid on July 14, 2021.

Note 8 – Income Taxes

Uncertain Tax Positions

The Company is subject to the provisions of FASB ASC Topic 740-10 (“ASC 740-10”) and has analyzed its various federal and state filing positions. The Company believes that its income tax filing positions and deductions are documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740-10. The Company’s federal income tax returns are open for examination by taxing authorities for all tax years after December 31, 2016. The Company has elected to record related interest and penalties, if any, as income tax expense on the Consolidated Statements of Operations and Comprehensive Income. We have no material interest or penalties relating to income taxes recognized for the three and six months ended June 30, 2021 and 2020.

Income Tax Expense

The Company recognized total federal and state tax expense of approximately $0.5 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively. The Company recognized total federal and state tax expense of approximately $1.5 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively. The income tax expense recorded in 2021 includes additional tax expense of approximately $0.5 million relating to 2020 operations upon filing of the annual tax returns.

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

Recent Hedges

In May 2021, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $200.0 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending December 2022. As of June 30, 2021, these interest rate swaps were valued as a liability of approximately $4.1 million. Subsequent to quarter end, the Company entered into another forward-

starting interest rate swap agreement to hedge changes in future cash flows resulting from changes in interest rates from the trade dates through the forecasted issuance date of $100.0 million of long-term debt.

Recent Settlements

In June 2019, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending March 2021. In August 2020, the Company terminated the swap agreements upon the debt issuance, paying $16.1 million upon termination. This settlement was included as a component of accumulated OCI, to be recognized as an adjustment to income over the term of the debt.

In February 2020, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending March 2021. In August 2020, the Company terminated the swap agreements upon the debt issuance, paying $7.3 million upon termination. This settlement was included as a component of accumulated OCI, to be recognized as an adjustment to income over the term of the debt

In August 2020, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending February 2022. In May 2021, the Company terminated the swap agreements upon the debt issuance, receiving $8.0 million upon termination. This settlement was included as a component of accumulated OCI, to be recognized as an adjustment to income over the term of the debt

In December 2020, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending February 2022. In May 2021, the Company terminated the swap agreements upon the debt issuance, receiving $5.6 million upon termination. This settlement was included as a component of accumulated OCI, to be recognized as an adjustment to income over the term of the debt

In February 2021, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100.0 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending February 2022. In May 2021, the Company terminated the swap agreements upon the debt issuance, receiving $3.1 million upon termination. This settlement was included as a component of accumulated OCI, to be recognized as an adjustment to income over the term of the debt

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company received from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 2.09%. These swaps effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $0.3 million upon termination. This settlement was recognized as an expense during the three and six months ended June 30, 2021.

In June 2016, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company received from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $1.0 million upon termination. This settlement was recognized as an expense during the three and six months ended June 30, 2021.

In December 2018, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $100.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company received from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 2.66%. These swaps effectively converts $100.0 million of variable-rate borrowings to fixed-rate borrowings from December 27, 2018 to January 15, 2026. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $9.2 million upon termination. This settlement was recognized as an expense during the three and six months ended June 30, 2021.

In October 2019, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company received from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.4275%. This swap effectively converts $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 12, 2021 to January 12, 2024. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $1.8 million upon termination. This settlement was recognized as an expense during the three and six months ended June 30, 2021.

Also in October 2019, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.4265%. This swap effectively converts $35.0 million of variable-rate borrowings to fixed-rate borrowings from September 29, 2020 to January 12, 2024. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $1.1 million upon termination. This settlement was recognized as an expense during the three and six months ended June 30, 2021.

See discussion of the 2028 Senior Unsecured Public Notes and the 2033 Senior Unsecured Public Notes in Note 5 – Debt above.

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

Amounts reported in accumulated OCI related to currently outstanding interest rate derivatives are recognized as an adjustment to income as interest payments are made on the Company’s variable-rate debt. Realized gains or losses on settled derivative instruments included in accumulated OCI are recognized as an adjustment over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $0.3 million will be reclassified as an increase to interest expense.

During 2021, the Company accelerated the reclassification of amounts in accumulated OCI into expense given that the hedged forecasted transactions were no longer likely to occur. During 2021, the Company accelerated a loss of $13.4 million out of OCI into earnings due to missed forecasted transactions associated with terminated swap agreements in connection with the early payoff of the hedged term loans (see Recent Settlements above).

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments [1]		Notional [1]
	June 30,	December 31,	June 30,	December 31,
Interest Rate Derivatives	2021	2020	2021	2020
Interest rate swap	2	16	$200,000	$505,000

1 Number of Instruments and total Notional disclosed includes all interest rate swap agreements outstanding at the balance sheet date, including forward-starting swaps prior to their effective date.

The table below presents the estimated fair value of the Company’s derivative financial instruments, as well as their classification in the Condensed Consolidated Balance Sheets (in thousands).

	Asset Derivatives
	June 30, 2021	December 31, 2020
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Other Assets, net	$—	$2,286

	Liability Derivatives
	June 30, 2021	December 31, 2020
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Accounts Payable, Accrued Expenses, and Other Liabilities	$4,072	$16,985

The table below presents the effect of the Company’s derivative financial instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2021 and 2020 (in thousands).

				Location of
	Derivatives in			Income/(Loss)
	Cash Flow			Reclassified from	Amount of Income/(Loss)
	Hedging	Amount of Income/(Loss) Recognized		Accumulated OCI	Reclassified from
	Relationships	in OCI on Derivative		into Income	Accumulated OCI into Expense
Three Months Ended June 30,		2021	2020		2021	2020

	Interest rate swaps	$(11,600)	$(3,289)	Interest Expense	$754	$1,028

				Loss on extinguishment of debt and settlement of related hedges	$13,363	$—

Six Months Ended June 30,		2021	2020		2021	2020

	Interest rate swaps	$12,353	$(36,667)	Interest Expense	$2,447	$1,365

				Loss on extinguishment of debt and settlement of related hedges	$13,363	$—

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of June 30, 2021.

Credit-Risk-Related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of June 30, 2021, the fair value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $4.1 million.

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the Condensed Consolidated Balance Sheets.

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of June 30, 2021 and December 31, 2020. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets (in thousands):

Offsetting of Derivative Assets as of June 30, 2021

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities as of June 30, 2021

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$4,072	$—	$4,072	$—	$—	$4,072

Offsetting of Derivative Assets as of December 31, 2020

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$2,286	$—	$2,286	$(1,258)	$—	$1,028

Offsetting of Derivative Liabilities as of December 31, 2020

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$16,985	$—	$16,985	$(1,258)	$—	$15,727

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	Total Fair Value	Level 2
June 30, 2021
Derivative assets - interest rate swaps	$—	$—
Derivative liabilities - interest rate swaps	$4,072	$4,072

December 31, 2020
Derivative assets - interest rate swaps	$2,286	$2,286
Derivative liabilities - interest rate swaps	$16,985	$16,985

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

Fixed rate debt (including variable rate debt swapped to fixed, excluding the value of the derivatives) with carrying values of $1.53 billion and $1.13 billion as of June 30, 2021 and December 31, 2020, respectively, had fair values of $1.63 billion and $1.28 billion, respectively. Variable rate debt’s fair value had no remaining carrying value as of June 30, 2021 and had a carrying value of $92.0 million at December 31, 2020. See Note 5 – Debt – Unsecured Term Loan Facilities above.

Note 11 – Equity Incentive Plan

In May 2020, the Company’s stockholders approved the Agree Realty Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”), which replaced the Agree Realty Corporation 2014 Omnibus Equity Incentive Plan (the “2014 Plan”). The 2020 Plan provides for the award to employees, directors and consultants of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 700,000 shares of the Company’s common stock.  All subsequent awards of equity or equity rights will be granted under the 2020 Plan, and no further awards will be made under the 2014 Plan.  As of June 30, 2021, 471,904 shares of common stock were available for issuance under the 2020 Plan.

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

The Company estimates the fair value of restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis or amount vested, if greater, over the appropriate vesting period. The Company recognized expense relating to restricted share grants of $1.0 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively and $2.0 million and $1.5 million for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, there was $10.7 million of total unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.6 years. The Company used 0% for the forfeiture rate for determining the fair value of restricted stock. There were no restricted shares redeemed for the three months ended June 30, 2021 and restricted shares with an intrinsic value of less than $0.1 million were redeemed for the three months ended June 30, 2020. The intrinsic value of restricted shares redeemed during the six months end June 30, 2021 and 2020 was $1.8 million and $1.6 million, respectively.

Restricted stock activity is summarized as follows:

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2020	175	$60.53

Restricted stock granted	77	$64.56
Restricted stock vested	(58)	$53.96
Restricted stock forfeited	(5)	$64.50

Unvested restricted stock at June 30, 2021	189	$64.08

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

Six Months Ended June 30,	2021	2020	2019
Expected term (years)	2.9	2.9	2.9
Volatility	33.9%	18.4%	19.7%
Risk-free rate	0.2%	1.3%	2.5%

The Company recognized expense related to performance units and shares for which the three-year performance period has not yet been completed of $0.4 million for each of the three months ended June 30, 2021 and 2020, and $0.7 million for each of the six months ended June 30, 2021 and 2020. As of June 30, 2021, there was $4.66 million of total unrecognized compensation costs related to performance units and shares for which the three-year performance period has not yet been completed, which is expected to be recognized over a weighted average period of 3.8 years.

The Company recognized $0.1 million for each of the three and six months ended June 30, 2021 of compensation expense related to performance units and shares for which the three- year performance period was completed. As of June 30, 2021, there was $0.3 million of total unrecognized compensation costs related to performance units and shares for which the three-year performance period has been completed, which is expected to be recognized over a weighted average period of 1.4 years.

Performance share and unit activity is summarized as follows:

	Target Number	Weighted Average
	of Awards	Grant Date
	(in thousands)	Fair Value
Performance units and shares at December 31, 2020	87	$69.61

Performance units granted	42	$63.42
Performance units and shares at June 30, 2021 - three-year performance period completed	(31)	$47.73
Performance units and shares forfeited	(3)	$90.17

Performance units and shares at June 30, 2021 - three-year performance period to be completed	95	$63.35

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Performance shares - three-year performance period completed but not yet vested at December 31, 2020	—	$—

Shares earned at completion of three-year performance period (1)	47	$47.73
Shares vested	(16)	$47.73

Performance shares - three-year performance period completed but not yet vested June 30, 2020	31	$47.73

(1)Performance shares granted in 2018 for which the three-year performance period was completed in 2021 paid out at the 150% maximum performance level

Note 12 – Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

Note 13 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to June 30, 2021 through the date on which these financial statements were issued to determine whether any of these events required disclosure in the financial statements.

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

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994.  The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership, of which the Company is the sole general partner and in which the Company held a 99.5% interest as of June 30, 2021.  Under the partnership agreement of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.  As of June 30, 2021, the Company’s portfolio consisted of 1,262 properties located in 46 states and totaling approximately 26.1 million square feet of gross leasable area (“GLA”).

As of June 30, 2021, the Company’s portfolio was approximately 99.5% leased and had a weighted average remaining lease term of approximately 9.7 years. A significant majority of our properties are leased to national tenants and approximately 67.7% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 1994. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes and we intend to continue operating in such a manner.

COVID-19

We continue to closely monitor the impact of the novel coronavirus (“COVID-19”) pandemic on all aspects of our business and geographies, including how it is impacting our tenants and business partners. Although the duration and severity of this pandemic are still uncertain, there is reason to believe that the success of vaccination efforts in the U.S. is leading to a decline in COVID-19 cases and having a positive impact on businesses, as federal, state and local restrictions are lifted and individuals begin returning to pre-pandemic activities. However, we are still unable to predict the full impact that the COVID-19 pandemic will ultimately have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak continues to rapidly evolve and, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Many states and cities, including where we own properties, have development sites and where our principal place of business is located, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. Although many of these jurisdictions have lifted some of these restrictions, the Company cannot predict whether and to what extent the restrictions will be reinstated, whether additional states and cities will implement similar restrictions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic has negatively impacted almost every industry directly or indirectly, including industries in which the Company and our tenants operate. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

We cannot predict the impact that COVID-19 will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us.

Refer to Note 2 – Summary of Significant Accounting Policies - Rent Concessions – COVID-19 to the Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q regarding the Company’s accounting policies for rent concessions.  Pursuant to the Company’s accounting elections, rental revenue continued to be recognized for tenants subject to deferral agreements, as long as such agreements did not result in a substantial increase in our rights as the lessor.  Rent deferrals did not have a material impact on revenues for the three months ended June 30, 2021.

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

Results of Operations

Overall

The Company’s real estate investment portfolio grew from approximately $2.6 billion in gross investment amount representing 936 properties with 18.4 million square feet of GLA as of June 30, 2020 to approximately $3.9 billion in gross investment amount representing 1,262 properties with 26.1 million square feet of GLA at June 30, 2021. The Company’s real estate investments were made throughout and between the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2021 on acquisitions that were made during 2020. Similarly, the full rental income impact of acquisitions made during 2021 to-date will not be seen until the remainder of 2021.

Acquisitions

During the three months ended June 30, 2021, the Company acquired 54 retail net lease assets for approximately $347.0 million, which includes acquisition and closing costs. These properties are located in 25 states and are leased to 32 different tenants operating in 18 diverse retail sectors for a weighted average lease term of approximately 11.8 years. The underwritten weighted-average capitalization rate on the Company’s second quarter 2021 acquisitions was approximately 6.2%.1

During the six months ended June 30, 2021, the Company acquired 140 retail net lease assets for approximately $734.9 million, which includes acquisition and closing costs. These properties are located in 35 states and are leased to 61 different tenants operating in 24 diverse retail sectors for a weighted average lease term of approximately 12.4 years. The underwritten weighted-average capitalization rate on the Company’s first half 2021 acquisitions was approximately 6.2%.1

Dispositions

During the three months ended June 30, 2021, the Company sold seven properties for net proceeds of $27.0 million and recorded a net gain of $6.8 million. During the six months ended June 30, 2021, the Company sold 10 properties for net proceeds of $35.4 million and recorded a net gain of $9.7 million.

1 When used within this discussion, “weighted-average capitalization rate” for acquisitions and dispositions is defined by the Company as the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the purchase and sales prices.

Development and Partner Capital Solutions

During the three months ended June 30, 2021, the Company completed three development or Partner Capital Solutions projects.  During the six months ended June 30, 2021, the Company completed four development or Partner Capital Solutions projects. At June 30, 2021, the Company had two development or Partner Capital Solutions projects under construction.

Comparison of Three Months Ended June 30, 2021 to Three Months Ended June 30, 2020

	Three Months Ended		Variance
	June 30, 2021	June 30, 2020	(in dollars)	(percentage)
Rental Income	$82,494	$57,476	$25,018	44%
Real Estate Tax Expense	$6,158	$4,840	$1,318	27%
Property Operating Expense	$3,214	$1,860	$1,354	73%
Depreciation and Amortization Expense	$23,188	$15,607	$7,581	49%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisitions and ownership of an increased number of properties during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, as further described under Results of Operations - Overall above.

General and administrative expenses increased $1.6 million, or 36%, to $6.2 million for the three months ended June 30, 2021, compared to $4.6 million for the three months ended June 30, 2020. The increase was primarily the result of increased employee headcount and increased compensation costs. General and administrative expenses as a percentage of total revenue decreased to 7.6% in the second quarter of 2021 from 8.0% in the second quarter of 2020.

Interest expense increased $4.0 million, or 48%, to $12.5 million for the three months ended June 30, 2021, compared to $8.5 million for the three months ended June 30, 2020. The increase in interest expense was primarily a result of higher levels of borrowings in the second quarter of 2021 in comparison to the second quarter of 2020, partially offset by a reduction in interest rates on certain debt. Borrowings increased in order to finance the acquisition and development of additional properties.

Gain on sale of assets increased $1.8 million, or 37%, to $6.8 million for the three months ended June 30, 2021, compared to $5.0 million for the three months ended June 30, 2020.  Gains on sales of assets are dependent on levels of disposition activity and the assets’ bases relative to their sales prices.  As a result, such gains are not necessarily comparable period-to-period.

Income tax expense increased $0.2 million, or 87%, to $0.5 million for the three months ended June 30, 2021 compared to $0.3 million for the three months ended June 30, 2020. The increase in income tax expense was primarily due to the acquisition and the ownership of additional properties during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

In May 2021, the Company used the net proceeds from the offering of the 2028 and 2033 Senior Unsecured Public Notes (see Liquidity and Capital Resources – Debt - Senior Unsecured Revolving Credit Facility and Unsecured Term Loans below) to repay all amounts outstanding under its unsecured term loans and settle the related swap agreements.  The Company incurred a charge of $14.6 million upon this repayment and settlement, including swap termination costs of $13.4 million and the write-off of previously unamortized debt issuance costs of $1.2 million.

Net income decreased $2.9 million, or 12%, to $22.5 million for the three months ended June 30, 2021, compared to $25.4 million for the three months ended June 30, 2020.  The change was the result of the items discussed above.

Comparison of Six Months Ended June 30, 2021 to Six Months Ended June 30, 2020

	Six Months Ended		Variance
	June 30, 2021	June 30, 2020	(in dollars)	(percentage)
Rental Income	$160,253	$113,259	$46,994	41%
Real Estate Tax Expense	$11,855	$9,542	$2,313	24%
Property Operating Expense	$6,755	$4,195	$2,560	61%
Depreciation and Amortization Expense	$44,676	$29,740	$14,936	50%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisitions and ownership of an increased number of properties during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, as further described under Results of Operations - Overall above.

General and administrative expenses increased $3.9 million, or 42%, to $13.1 million for the six months ended June 30, 2021, compared to $9.2 million for the six months ended June 30, 2020.  The increase was primarily the result of increased employee headcount and increased compensation costs.  General and administrative expenses as a percentage of total revenue remained consistent at 8.2% in the first half of 2021 and 2020.

Interest expense increased $6.1 million, or 33%, to $24.2 million for the six months ended June 30, 2021, compared to $18.1 million for the six months ended June 30, 2020.  The increase in interest expense was primarily a result of higher levels of borrowings in the first half of 2021 in comparison to the first half of 2020, partially offset by a reduction in interest rates on certain debt.

Gain on sale of assets increased $3.1 million, or 47%, to $9.7 million for the six months ended June 30, 2021, compared to $6.6 million for the six months ended June 30, 2020.  Gains on sales of assets are dependent on levels of disposition activity and the assets’ bases relative to their sales prices.  As a result, such gains are not necessarily comparable period-to-period.

Income tax expense increased $1.0 million, or 187%, to $1.5 million for the six months ended June 30, 2021, compared to $0.5 million for the six months ended June 30, 2020. The increase in income tax expense was primarily due to the acquisition and the ownership of additional properties during the first half of 2021 compared to the first half of 2020. Additionally, the Company recognized additional income tax expense of $0.5 million during the six months ended June 30, 2021 relating to 2020 operations upon filing of annual tax returns in 2021.

In May 2021, the Company used the net proceeds from the offering of the 2028 Senior Unsecured Public Notes and the 2033 Senior Unsecured Public Notes (see Liquidity and Capital Resources – Debt - Senior Unsecured Revolving Credit Facility and Unsecured Term Loans below) to repay all amounts outstanding under its unsecured term loans and settle the related swap agreements.  The Company incurred a charge of $14.6 million upon this repayment and settlement, including swap termination costs of $13.4 million and the write-off of previously unamortized debt issuance costs of $1.2 million.

Net income increased $5.9 million, or 13%, to $52.7 million for the six months ended June 30, 2021, compared to $46.8 million for the six months ended June 30, 2020.  The change was the result of the items discussed above.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on its outstanding indebtedness, dividends and distributions to our stockholders and holders of the units of the Operating Partnership (the “Operating Partnership Units”), and future property acquisitions and development.

The Company expects to meet its short-term liquidity requirements through cash provided from operations and borrowings under its revolving credit facility.  As of June 30, 2021, available cash and cash equivalents, including cash held in escrow was $188.4 million. As of June 30, 2021, the Company did not have an outstanding balance on its revolving credit facility and $500.0 million was available for future borrowings, subject to its compliance with covenants. The Company anticipates funding its long-term capital needs through cash provided from operations, borrowings under its revolving credit facility, the issuance of debt and common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

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

Capitalization

As of June 30, 2021, the Company’s total enterprise value was approximately $6.2 billion. Total enterprise value consisted of $4.9 billion of common equity (based on the June 30, 2021 closing price of Company’s common stock on the NYSE of $70.49 per common share and assuming the conversion of Operating Partnership Units) and $1.5 billion of total debt including (i) no borrowings under its revolving credit facility; (ii) $1.5 billion of senior unsecured notes; (iii) $33.0 million of mortgage notes payable, less (iv) cash, cash equivalents and cash held in escrow of $188.4 million. The Company’s total debt to enterprise value was 24.7% at June 30, 2021.

At June 30, 2021, the non-controlling interest in the Operating Partnership consisted of a 0.5% ownership interest in the Operating Partnership. The Operating Partnership Units may, under certain circumstances, be exchanged for shares of Company common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all Operating Partnership Units, there would have been 69,257,992 shares of common stock outstanding at June 30, 2021.

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

In April 2020, the Company completed a follow-on public offering of 2,875,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 375,000 shares of common stock.  The offering resulted in net proceeds to the Company of approximately $170.4 million, after deducting fees and estimated offering expenses payable by the Company.

Also, in April 2020, the Company entered into a follow-on public offering to sell an aggregate of 6,166,666 shares of common stock in connection with a forward sale agreement (the “April 2020 Forward”).  During the remainder of 2020, the Company settled the April 2020 Forward, realizing net proceeds of approximately $354.6 million, after deducting fees and expenses.

In January 2021, the Company completed a follow-on public offering of 3,450,000 shares of common stock, which included the underwriters’ option to purchase an additional 450,000 shares of common stock.  The offering resulted in net proceeds to the Company of approximately $221.4 million, after deducting fees and estimated offering expenses payable by the Company.

In June 2021, the Company completed a follow-on public offering of 4,600,000 shares of its common stock, which included the full exercise of the underwriters’ option to purchase an additional 600,000 shares of common stock.  The offering resulted in net proceeds to the Company of approximately $327.0 million, after deducting fees and estimated offering expenses payable by the Company.

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

2020 ATM Program

In March 2020, the Company entered into a new $400.0 million ATM program (the “2020 ATM Program”) through which the Company, from time to time, may sell shares of common stock. In addition to selling shares of common stock, the Company entered into forward sale agreements through the 2020 ATM Program, as described below.

During 2020, the Company entered into forward sale agreements to sell an aggregate of 3,334,056 shares of common stock. During 2020, the Company settled 204,074 shares of these forward sale agreements, realizing net proceeds of $12.5 million.  During the first six months of 2021, the Company settled 742,860 shares of these forward sale agreements, realizing net proceeds of $46.8 million.  The Company is required to settle the remaining outstanding shares of common stock under the 2020 ATM Program by various dates between July 2021 and December 2021.

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

During the first six months of 2021, the Company entered into forward sale agreements to sell an aggregate of 1,550,666 shares of common stock. The Company has not settled any shares of these forward sale agreements as of June 30, 2021. The Company is required to settle the remaining outstanding shares of common stock under the 2021 ATM Program by various dates between March 2022 and June 2022.

After considering the 1,550,666 shares of common stock subject to forward sale agreements issued under the 2021 ATM Program, the Company had approximately $391.7 million of availability remaining under the 2021 ATM Program as of June 30, 2021.

Debt

The below table summarizes the Company’s outstanding debt as of June 30, 2021 and December 31, 2020 (in thousands):

	All-in		Principal Amount Outstanding
Senior Unsecured Revolving Credit Facility	Interest Rate	Maturity	June 30, 2021	December 31, 2020
Revolving Credit Facility (1)	0.93%	January 2024	$—	$92,000
Total Credit Facility			$—	$92,000

Unsecured Term Loans (2) (3)
2023 Term Loan	2.40%		$—	40,000
2024 Term Loan Facility	3.09%		—	65,000
2024 Term Loan Facility	2.43%		—	35,000
2026 Term Loan	4.26%		—	100,000
Total Unsecured Term Loans			$—	$240,000

Senior Unsecured Notes (3)
2025 Senior Unsecured Notes	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes (4)	2.11%	June 2028	350,000	—
2028 Senior Unsecured Notes	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes (4)	3.50%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	October 2031	125,000	125,000
2033 Senior Unsecured Public Notes (4)	2.13%	June 2033	300,000	—
Total Senior Unsecured Notes			$1,510,000	$860,000

Mortgage Notes Payable (2)
CMBS Portfolio Loan	3.60%	January 2023	$23,640	$23,640
Single Asset Mortgage Loan	5.01%	September 2023	4,622	4,622
Portfolio Credit Tenant Lease	6.27%	July 2026	4,778	5,172
Total Mortgage Notes Payable			$33,040	$33,434

Total Principal Amount Outstanding			$1,543,040	$1,225,434
(1)	The annual interest rate of the Revolving Credit Facility (defined below) assumes one-month LIBOR as of June 30, 2021 of 0.10%.
(2)	The Unsecured Term Loans were repaid in May 2021.
(3)	Interest rate includes the effects of variable interest rates that have been swapped to fixed interest rates.
(4)	The principal amounts outstanding for the 2028 Senior Unsecured Public Notes, the 2030 Senior Unsecured Public Notes and the 2033 Senior Unsecured Public Notes are presented excluding their original issue discounts.

Senior Unsecured Revolving Credit Facility

In December 2019, the Company entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Credit Agreement”). The Credit Agreement provides for a $500.0 million unsecured revolving credit facility that matures on January 15, 2024 (the “Revolving Credit Facility”). It also provided for a $65 million unsecured term loan facility and a $35 million unsecured term loan facility. All amounts outstanding under these unsecured term loan facilities were repaid in May 2021 (see Unsecured Term Loan Facilities below) and cannot be reborrowed against. Subject to certain terms and conditions set forth in the Credit Agreement, the Company (i) may request additional lender commitments under any or all facilities of up to an additional aggregate amount of $500.0 million and (ii) may elect, for an additional fee, to extend the maturity date of the Revolving Credit Facility by six months up to two times, for a maximum maturity date of January 15, 2025. No amortization payments are required under the Credit Agreement, and interest is payable in arrears no less frequently than quarterly.

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

Unsecured Term Loan Facilities

In May 2021, the Company used the net proceeds from the offering of the 2028 Senior Unsecured Public Notes and the 2033 Senior Unsecured Public Notes (see Senior Unsecured Notes below) to repay all amounts outstanding under its unsecured term loans and settle the related swap agreements.  The Company incurred a charge of $14.6 million upon this repayment and settlement, including swap termination costs of $13.4 million and the write-off of previously unamortized debt issuance costs of $1.2 million.

Prior to the repayments of the 2023 Term Loan, the 2024 Term Loan Facilities, and the 2026 Term Loan, these loans were subject to all-in interest rates of 2.40%, 2.86%, and 4.26%, respectively, including the effects of related swap agreements.

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

In August 2020, the Operating Partnership completed an underwritten public offering of $350.0 million aggregate principal amount of 2.900% Notes due 2030 (the “2030 Senior Unsecured Public Notes”). The 2030 Senior Unsecured Public Notes are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership. The terms of the 2030 Senior Unsecured Public Notes are governed by an indenture, dated August 17, 2020, among the Operating Partnership, the Company and U.S. Bank National Association, as trustee (as amended and supplemented by an officer’s certificate dated August 17, 2020, the “Indenture”). The Indenture contains various restrictive covenants, including limitations on the ability of the guarantors and the issuer to incur additional indebtedness and requirements to maintain a pool of unencumbered assets. The Company terminated related swap agreements of $200.0 million that hedged the 2030 Senior Unsecured Public Notes. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the $350.0 million aggregate principal amount of 2030 Senior Unsecured Notes is 3.50%.

In May 2021, the Operating Partnership completed an underwritten public offering of $350.0 million aggregate principal amount of its 2.000% Notes due 2028 (the “2028 Senior Unsecured Public Notes”) and $300.0 million in aggregate principal amount of 2.600% Notes due 2033 (the “2033 Senior Unsecured Public Notes”).  The 2028 Senior Unsecured Public Notes and the 2033 Senior Unsecured Public Notes are fully and unconditionally guaranteed by the Company and certain wholly owned subsidiaries of the Operating Partnership.  The terms of the 2028 Senior Unsecured Public Notes and the 2033 Senior Unsecured Public Notes are governed by an indenture, dated August 17, 2020, among the Operating Partnership, the Company and U.S. Bank National Association, as trustee (as amended and supplemented by an officer’s certificate dated May 14, 2021, the “Indenture”). The Indenture contains various restrictive covenants, including limitations on the ability of the guarantors and the issuer to incur additional indebtedness and requirements to maintain a pool of unencumbered assets.  The Company terminated related swap agreements of $300.0 million that hedged the 2033 Senior Unsecured Public Notes, receiving $16.7 million upon termination. Considering the effect of the terminated swap agreements, the blended all-in rates to the Company for the $350.0 million aggregate principal amount of the 2028 Senior Unsecured Public Notes and the $300.0 million aggregate principal amount of the 2033 Senior Unsecured Public Notes are 2.11% and 2.13%, respectively.

Mortgage Notes Payable

As of June 30, 2021, the Company had total gross mortgage indebtedness of $33.0 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $39.4 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.18% as of June 30, 2021 and 4.21% as of December 31, 2020.

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

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of June 30, 2021, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its material loan covenants and obligations as of June 30, 2021.

Cash Flows

Operating - Most of the Company’s cash from operations is generated by rental income from its investment portfolio.  Net cash provided by operating activities for the six months ended June 30, 2021 increased by $50.1 million over the same period in 2020, primarily due to the increase in the size of the Company’s real estate investment portfolio and the settlement of interest rate swaps.

Investing - Net cash used in investing activities was $265.9 million higher during the six months ended June 30, 2021, compared to the same period in 2020.  Acquisitions of properties during the first six months of 2021 were $237.0 million higher than the same period in 2020, due to overall increases in the level of acquisition activity.  Development costs during the six months ended June 30, 2021 were $21.8 million higher than the same period in 2020, due to the timing of costs incurred related to the Company’s development activity.  Proceeds from asset sales decreased by $7.2 million during the six months ended June 30, 2021 compared to the same period in 2020. Proceeds from asset sales are dependent on levels of disposition activity and the specific assets sold. Proceeds from asset sales are not necessarily comparable period-to-period.

Financing - Net cash provided by financing activities was $401.9 million higher during the six months ended June 30, 2021, compared to the same period in 2020.  Net proceeds from the issuance of common stock and borrowings increased by $53.3 million during the six months ended June 30, 2021, compared to the same period in 2020, primarily to fund the increased level of acquisitions occurring in 2021.  Net proceeds from the issuance of senior unsecured notes increased by $640.6 million during the six months ended June 30, 2021, compared to the same period in 2020, primarily to fund the increased level of acquisitions occurring in 2021 and to pay off $240.0 million in unsecured term loans. Repayment on the revolving credit facility increased by $3.0 million during the six months ended June 30, 2021, compared to the same period in 2020, due to increased level of equity and debt proceeds in 2021. The Company increased its total dividends and distributions paid to its stockholders and non-controlling owners by $50.8 million during the first six months of 2021, compared to the same period in 2020.  The Company’s annualized dividend during the second quarter of 2021 is $2.60 per common share, an 8.3% increase over the annualized $2.40 per common share declared in the second quarter of 2020.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of June 30, 2021 (in thousands):

	Payments due by period
	2021
	(remaining)	2022	2023	2024	2025	Thereafter	Total
Mortgage Notes Payable	$406	$850	$29,167	$963	$1,026	$628	$33,040
Senior Unsecured Notes	—	—	—	—	50,000	1,460,000	1,510,000
Land Lease Obligations	667	1,345	1,345	7,205	1,009	29,995	41,566
Estimated Interest Payments on Outstanding Debt (1)	24,691	49,333	48,427	48,139	47,037	244,208	461,835
Total	$25,764	$51,528	$78,939	$56,307	$99,072	$1,734,831	$2,046,441

(1)	Includes estimated interest payments based on (i) the stated rates for mortgage notes payable, including the effect of interest rate swap agreements; (ii) the stated rates for senior unsecured notes, including the effect of interest rate swap agreements.

Dividends

During the quarter ended June 30, 2021, the Company declared monthly dividends of $0.217 per common share for April, May, and June 2021. The holder of the Operating Partnership Units is entitled to an equal distribution per Operating Partnership Unit held. The dividends and distributions payable for April and May were paid during the quarter.   The June dividends and distributions were paid on July 14, 2021.

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

Core Funds from Operations (“Core FFO”)

The Company defines Core FFO as Nareit FFO with the addback of (i) noncash amortization of above- and below- market lease intangibles and (ii) certain infrequently occurring items that reduce or increase net income in accordance with GAAP. Under Nareit’s definition of FFO, lease intangibles created upon acquisition of a net lease must be amortized over the remaining term of the lease. The Company believes that by recognizing amortization charges for above- and below-market lease intangibles, the utility of FFO as a financial performance measure can be diminished.  Management believes that its measure of Core FFO facilitates useful comparison of performance to its peers who predominantly transact in sale-leaseback transactions and are thereby not required by GAAP to allocate purchase price to lease intangibles.  Unlike many of its peers, the Company has acquired the substantial majority of its net-leased properties through acquisitions of properties from third parties or in connection with the acquisitions of ground leases from third parties.

Core FFO should not be considered an alternative to net income as the primary indicator of the Company’s operating performance, or as an alternative to cash flow as a measure of liquidity. Further, the Company’s presentation of Core FFO is not necessarily comparable to similarly titled measures of other REITs due to the fact that all REITs may not use the same definition.

Adjusted Funds from Operations (“AFFO”)

AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. AFFO further adjusts FFO and Core FFO for certain non-cash items that reduce or increase net income computed in accordance with GAAP. Management considers AFFO a useful supplemental measure of the Company’s performance; however, AFFO should not be considered an alternative to net income as an indication of its performance, or to cash flow as a measure of liquidity or ability to make distributions. The Company’s computation of AFFO may differ from the methodology for calculating AFFO used by other equity REITs, and therefore may not be comparable to such other REITs.

Reconciliations

The following table provides a reconciliation from net income to FFO, Core FFO and AFFO for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Reconciliation from Net Income to Funds from Operations
Net income	$22,461	$25,424	$52,739	$46,794
Depreciation of rental real estate assets	16,127	11,316	31,419	21,719
Amortization of lease intangibles - in-place leases and leasing costs	6,905	4,170	12,955	7,791
Provision for impairment	—	1,128	—	1,128
(Gain) loss on sale or involuntary conversion of assets, net	(6,753)	(4,952)	(9,815)	(6,597)
Funds from Operations	$38,740	$37,086	$87,298	$70,835

Loss on extinguishment of debt and settlement of related hedges	14,614	-	14,614	-
Amortization of above (below) market lease intangibles, net	5,260	3,779	10,015	7,588
Core Funds from Operations	$58,614	$40,865	$111,927	$78,423

Straight-line accrued rent	(2,967)	(1,681)	(5,564)	(3,319)
Stock based compensation expense	1,617	1,224	2,981	2,238
Amortization of financing costs	221	168	489	336
Non-real estate depreciation	156	121	302	230
Adjusted Funds from Operations	$57,641	$40,697	$110,135	$77,908

Funds from Operations Per Share - Diluted	$0.59	$0.69	$1.35	$1.42
Core Funds from Operations Per Share - Diluted	$0.89	$0.76	$1.74	$1.58
Adjusted Funds from Operations Per Share - Diluted	$0.88	$0.76	$1.71	$1.57

Weighted average shares and Operating Partnership Units outstanding
Basic	65,183,603	53,073,849	64,185,689	49,430,235
Diluted	65,533,223	53,614,359	64,427,316	49,771,165

Additional supplemental disclosure
Scheduled principal repayments	$198	$233	$393	$463
Capitalized interest	$88	$30	$163	$55
Capitalized building improvements	$2,280	$1,361	$2,454	$2,276

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

($ in thousands)

	2021
	(remaining)	2022	2023	2024	2025	Thereafter	Total
Mortgage Notes Payable	$406	$850	$29,167	$963	$1,026	$628	$33,040
Average Interest Rate	6.27%	6.27%	3.91%	6.27%	6.27%	6.27%

Senior Unsecured Notes	$—	$—	$—	$—	$50,000	$1,460,000	$1,510,000
Average Interest Rate					4.16%	3.15%

The fair value is estimated to be $34.2 million and $1,592.6 million for mortgage notes payable and senior unsecured notes, respectively, as of June 30, 2021.

The table above incorporates those exposures that exist as of June 30, 2021; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In May 2021, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $200.0 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending December 2022.  As of June 30, 2021, these interest rate swaps were valued as a liability of approximately $4.1 million.

The Company does not use derivative instruments for trading or other speculative purposes and the Company did not have any other derivative instruments or hedging activities as of June 30, 2021.

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

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.        Defaults upon Senior Securities

None.

ITEM 4.        Mine Safety Disclosures

Not applicable.

ITEM 5.        Other Information

Not applicable.

ITEM 6.        Exhibits

3.1	Amendment to the Articles of Incorporation of Agree Realty Corporation (incorporated by reference to Exhibit 3.1 to Agree Realty Corporation’s Current Report on Form 8-K filed on May 10, 2021).
4.1

Indenture, dated as of August 17, 2020, among Agree Limited Partnership, Agree Realty Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Agree Realty Corporation’s Current Report on Form 8-K filed on August 17, 2020).

4.2

Indenture Officer’s Certificate, dated as of May 14, 2021, among Agree Limited Partnership, Agree Realty Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Agree Realty Corporation’s Current Report on Form 8-K filed on May 14, 2021).

4.3	Form of Global Note for 2.000% Notes due 2028 (included in Exhibit 4.2).

4.4	Form of Global Note for 2.600% Notes due 2033 (included in Exhibit 4.2).

4.5	Form of 2028 Guarantee by and among the Issuer, the Guarantors and the Trustee (included in Exhibit 4.2).

4.6	Form of 2033 Guarantee by and among the Issuer, the Guarantors and the Trustee (included in Exhibit 4.2).

22	Subsidiary Guarantors of Agree Realty Corporation (incorporated by reference to Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Simon Leopold, Chief Financial Officer

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Simon Leopold, Chief Financial Officer

*101

The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2021 formatted in Inline iXBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

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

Date: July 26, 2021