Form 10-Q
period 2021-09-30
AGREE REALTY CORP
filed 2021-11-01
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021, or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period fromto

Commission File Number 001-12928

AGREE REALTY CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	38-3148187
State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization
70 E. Long Lake Road, Bloomfield Hills, Michigan	48304
(Address of principal executive offices)	(Zip Code)

(248) 737-4190

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	ADC	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 4.25% Series A Cumulative Redeemable Preferred Stock, $0.0001 par value	ADCPrA	New York Stock Exchange

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 29, 2021, the Registrant had 69,779,748 shares of common stock issued and outstanding.

AGREE REALTY CORPORATION

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

	September 30,	December 31,
	2021	2020
ASSETS
Real Estate Investments
Land	$1,459,526	$1,094,550
Buildings	2,863,568	2,371,553
Less accumulated depreciation	(216,775)	(172,577)
	4,106,319	3,293,526
Property under development	7,728	10,653
Net Real Estate Investments	4,114,047	3,304,179

Real Estate Held for Sale, net	5,571	1,199

Cash and Cash Equivalents	91,881	6,137

Cash Held in Escrows	10,927	1,818

Accounts Receivable - Tenants	52,854	37,808

Lease Intangibles, net of accumulated amortization of
$164,517 and $125,995 at September 30, 2021 and December 31, 2020, respectively	645,594	473,592

Other Assets, net	76,626	61,450

Total Assets	$4,997,500	$3,886,183

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
LIABILITIES
Mortgage Notes Payable, net	$32,607	$33,122

Unsecured Term Loans, net	—	237,849

Senior Unsecured Notes, net	1,494,747	855,328

Unsecured Revolving Credit Facility	—	92,000

Dividends and Distributions Payable	15,507	34,545

Accounts Payable, Accrued Expenses, and Other Liabilities	80,494	71,390

Lease Intangibles, net of accumulated amortization of
$28,303 and $24,651 at September 30, 2021 and December 31, 2020, respectively	32,544	35,700

Total Liabilities	1,655,899	1,359,934

EQUITY
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized,
7,000 shares Series A outstanding, at stated liquidation value of $25,000 per share, at September 30, 2021, no shares issued and outstanding at December 31, 2020	175,000	—
Common stock, $.0001 par value, 180,000,000 and 90,000,000 shares
authorized, 69,779,748 and 60,021,483 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	7	6
Additional paid-in-capital	3,300,227	2,652,090
Dividends in excess of net income	(130,455)	(91,343)
Accumulated other comprehensive income (loss)	(4,893)	(36,266)

Total Equity - Agree Realty Corporation	3,339,886	2,524,487
Non-controlling interest	1,715	1,762
Total Equity	3,341,601	2,526,249

Total Liabilities and Equity	$4,997,500	$3,886,183

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues
Rental income	$87,469	$63,701	$247,722	$176,960
Other	68	109	189	193
Total Revenues	87,537	63,810	247,911	177,153

Operating Expenses
Real estate taxes	6,957	5,516	18,812	15,058
Property operating expenses	3,189	2,108	9,944	6,303
Land lease expense	400	325	1,135	977
General and administrative	5,687	4,756	18,806	13,999
Depreciation and amortization	24,488	17,327	69,164	47,067
Provision for impairment	—	2,868	—	3,996
Total Operating Expenses	40,721	32,900	117,861	87,400
Gain (loss) on sale of assets, net	3,470	970	13,182	7,567
Income from Operations	50,286	31,880	143,232	97,320

Other (Expense) Income
Interest expense, net	(13,066)	(10,158)	(37,267)	(28,307)
Income tax (expense) benefit	(390)	(306)	(1,884)	(826)
Gain (loss) on early extinguishment of term loans and settlement of related interest rate swaps	—	—	(14,614)	—
Other (expense) income	—	—	103	23
Net Income	36,830	21,416	89,570	68,210

Less net income attributable to non-controlling interest	167	136	447	444
Net income attributable to Agree Realty Corporation	36,663	21,280	89,123	67,766
Less Series A preferred stock dividends	289	—	289	—
Net Income Attributable to Common Stockholders	$36,374	$21,280	$88,834	$67,766

Net Income Per Share Attributable to Common Stockholders
Basic	$0.52	$0.39	$1.35	$1.33
Diluted	$0.52	$0.39	$1.34	$1.32

Other Comprehensive Income
Net income	$36,830	$21,416	$89,570	$68,210
Realized gain (loss) on settlement of interest rate swaps	82	—	869	—
Other comprehensive income (loss) - change in fair value and settlement of interest rate swaps	3,300	1,420	30,676	(33,883)
Total comprehensive income (loss)	40,212	22,836	121,115	34,327
Less comprehensive income (loss) attributable to non-controlling interest	185	152	465	187

Comprehensive Income (Loss) Attributable to Agree Realty Corporation	$40,027	$22,684	$120,650	$34,140

Weighted Average Number of Common Shares Outstanding - Basic	69,102,500	53,721,956	65,623,720	50,637,569

Weighted Average Number of Common Shares Outstanding - Diluted	69,591,848	54,555,672	65,952,113	51,151,462

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

							Accumulated
						Dividends in	Other
	Preferred Stock		Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2020			$60,021,483	$6	$2,652,090	$(91,343)	$(36,266)	$1,762	$2,526,249
Issuance of common stock, net of issuance costs	—	—	4,028,410	—	258,105	—	—	—	258,105
Repurchase of common shares	—	—	(27,594)	—	(1,780)	—	—	—	(1,780)
Issuance of restricted stock under the 2020 Omnibus Incentive Plan	—	—	128,066	—	298	—	—	—	298
Forfeiture of restricted stock	—	—	(4,587)	—	(92)	—	—	—	(92)
Stock-based compensation	—	—	—	—	1,293	—	—	—	1,293
Dividends and distributions declared for the period	—	—	—	—	—	(39,906)	—	(215)	(40,121)
Other comprehensive income (loss) - change in fair value of interest rate swaps	—	—	—	—	—	—	25,506	140	25,646
Net income	—	—	—	—	—	30,112	—	166	30,278
Balance, March 31, 2021	—	$—	64,145,778	$6	$2,909,914	$(101,137)	$(10,760)	$1,853	$2,799,876
Issuance of common stock, net of issuance costs	—	—	—	—	336,875	—	—	—	336,876
Repurchase of common shares	—	—	—	—	—	—	—	—	—
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	—	—	22	—	—	—	22
Forfeiture of restricted stock	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,453	—	—	-	1,453
Dividends and distributions declared for the period	—	—	—	—	—	(42,829)	—	(225)	(43,054)
Other comprehensive income (loss) - change in fair value and settlement of interest rate swaps	—	—	—	—	—	—	2,503	14	2,517
Net income	—	—	—	—	—	22,347	—	114	22,461
Balance, June 30, 2021	—	$—	64,145,778	$6	$3,248,264	$(121,619)	$(8,257)	$1,756	$3,120,151
Issuance of Series A preferred stock, net of issuance costs	7,000	175,000	—	—	(4,715)	—	—	—	170,285
Issuance of common stock, net of issuance costs	—	—	885,912	—	55,878	—	—	—	55,878
Repurchase of common shares	—	—	(369)	—	(27)	—	—	—	(27)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	5,891	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(22,059)	—	(468)	—	—	—	(468)
Stock-based compensation	—	—	—	—	1,295	—	—	—	1,295
Series A preferred dividends declared for the period	—	(289)	—	—	—	—	—	—	(289)
Common dividends and distributions declared for the period		—	—	—	—	(45,210)	—	(226)	(45,436)
Other comprehensive income (loss) - change in fair value and settlement of interest rate swaps	—	—	—	—	—	—	3,364	18	3,382
Net income	—	289	—	—	—	36,374	—	167	36,830
Balance, September 30, 2021	7,000	$175,000	65,015,153	$6	$3,300,227	$(130,455)	$(4,893)	$1,715	$3,341,601

Cash dividends declared per depositary share of Series A preferred stock:
For the three months ended March 31, 2021		$—
For the three months ended June 30, 2021		$—
For the three months ended September 30, 2021		$0.041

Cash dividends declared per common share:
For the three months ended March 31, 2021				$0.621
For the three months ended June 30, 2021				$0.651
For the three months ended September 30, 2021				$0.651

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

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities
Net income	$89,570	$68,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,164	47,067
Amortization from above (below) market lease intangibles, net	16,630	11,552
Amortization from financing and credit facility costs	1,581	1,029
Stock-based compensation	3,481	3,471
Provision for impairment	—	3,996
Gain (loss) on settlement of interest rate swaps	16,748	(23,169)
(Gain) loss on sale of assets	(13,182)	(7,567)
Write-off of unamortized finance costs upon debt extinguishment	1,250	—
(Increase) decrease in accounts receivable	(15,649)	(13,484)
(Increase) decrease in other assets	(1,513)	(1,364)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	17,887	1,114
Net Cash Provided by Operating Activities	185,967	90,855

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(1,082,860)	(964,974)
Development of real estate investments, net of reimbursements
(including capitalized interest of $200 in 2021, $109 in 2020)	(32,730)	(14,343)
Payment of leasing costs	(438)	(388)
Net proceeds from sale of assets	46,831	45,983
Net Cash Used in Investing Activities	(1,069,197)	(933,722)

Cash Flows from Financing Activities
Proceeds from Series A preferred stock offering, net	170,285	—
Proceeds from common stock offerings, net	650,859	629,586
Repurchase of common shares	(1,807)	(1,637)
Unsecured revolving credit facility borrowings (repayments), net	(92,000)	(69,000)
Payments of mortgage notes payable	(594)	(3,474)
Payments of unsecured term loans	(240,000)	—
Senior unsecured notes proceeds	640,623	349,745
Payment of common stock dividends	(147,133)	(83,798)
Distributions to non-controlling interest	(809)	(615)
Payments for financing costs	(1,341)	(3,867)
Net Cash Provided by Financing Activities	978,083	816,940

Net Increase (Decrease) in Cash and Cash Equivalents and Cash Held in Escrow	94,853	(25,927)
Cash and cash equivalents and cash held in escrow, beginning of period	7,955	42,157
Cash and cash equivalents and cash held in escrow, end of period	$102,808	$16,230

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$30,799	$25,351
Cash paid for income tax	$1,794	$1,137

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Additional lease right of use assets added under new ground leases after January 1, 2019	$6,302	$—
Series A preferred dividends declared and unpaid	$289	$—
Common stock dividends and limited partners' distributions declared and unpaid	$15,507	$32,522
Change in accrual of development, construction and other real estate investment costs	$(1,731)	$7,665

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.5% common equity interest as of September 30, 2021. There is a one-for-one relationship between the limited partnership interests in the Operating Partnership (“Operating Partnership Common Units”) owned by the Company and shares of Company common stock outstanding.  The Company also owns a Series A preferred equity interest in the Operating Partnership.  This preferred equity interest corresponds to the Company’s Series A Preferred Stock (Note 6), providing guaranteed income and distributions to the Company equal to the dividends payable on that stock. Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the “Company,” “Management,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three and nine months ended September 30, 2021 may not be indicative of the results that may be expected for the year ending December 31, 2021.  Amounts as of December 31, 2020 included in the Condensed Consolidated Financial Statements have been derived from the audited Consolidated Financial Statements as of that date. The unaudited Condensed Consolidated Financial Statements, included herein, should be read in conjunction with the audited Consolidated Financial Statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Form 10-K for the year ended December 31, 2020.

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, the Operating Partnership and its wholly owned subsidiaries. The Company, as the sole general partner, held 99.5% and 99.4% of the Operating Partnership’s common equity as of September 30, 2021 and December 31, 2020, respectively, as well as the Series A preferred equity interest.  All material intercompany accounts and transactions have been eliminated, including the Company’s Series A preferred equity interest in the Operating Partnership.

At September 30, 2021 and December 31, 2020, the non-controlling interest in the Operating Partnership consisted of a 0.5% and 0.6% ownership interest in the Operating Partnership held by the Company’s founder and chairman, respectively. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of common stock. The Company as sole general partner of the Operating Partnership has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all non-controlling Operating Partnership Common Units, there would have been 70,127,367 shares of common stock outstanding at September 30, 2021.

Significant Risks and Uncertainties

Currently, one of the most significant risks and uncertainties continues to be the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, and its variants.  The COVID-19 pandemic has had repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted economic activity and has contributed to significant volatility and negative pressure in financial markets.  The COVID-19 pandemic had resulted in a number of our tenants temporarily closing their stores and requesting rent deferrals or rent abatements during this pandemic. Although the duration and severity of this pandemic are still uncertain, there is reason to believe that the success of vaccination efforts in the U.S. will lead to a decline in COVID-19 cases and have a positive impact on businesses, as federal, state and local restrictions are lifted and individuals return to pre-pandemic activities.

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

During the quarter ended September 30, 2021, the Company collected substantially all rent payments originally contracted for in the period. However, the extent to which the COVID-19 pandemic continues to impact our operations and those of our tenants will still depend on future developments which are still uncertain, including the scope, severity and remaining duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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

Assets are classified as real estate held for sale based on specific criteria as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant & Equipment. Properties classified as real estate held for sale are recorded at the lower of their carrying value or their fair value, less anticipated selling costs. Any properties classified as held for sale are not depreciated. Assets are generally classified as real estate held for sale once management has actively engaged in marketing the asset and has received a firm purchase commitment that is expected to close within one year. The Company classified three operating properties as real estate held for sale at September 30, 2021 and December 31, 2020, the assets for which are separately presented in the Condensed Consolidated Balance Sheets.

Real estate held for sale consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Land	$974	$313
Building	3,973	1,019
Lease intangibles - asset	1,792	132
Lease intangibles - (liability)	—	(285)
	6,739	1,179
Accumulated depreciation and amortization, net	(1,168)	20
Total Real Estate Held for Sale, net	$5,571	$1,199

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

The following schedule summarizes the Company’s amortization of lease intangibles for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Lease intangibles (in-place)	$7,170	$4,408	$19,853	$11,971
Lease intangibles (above-market)	8,146	5,338	21,391	15,607
Lease intangibles (below-market)	(1,531)	(1,374)	(4,760)	(4,055)
Total	$13,785	$8,372	$36,484	$23,523

The following schedule represents estimated future amortization of lease intangibles as of September 30, 2021 (in thousands):

	2021
Year Ending December 31,	(remaining)	2022	2023	2024	2025	Thereafter	Total
Lease intangibles (in-place)	$8,018	$30,075	$28,016	$25,494	$23,642	$140,967	$256,212
Lease intangibles (above-market)	9,100	35,604	33,454	29,637	28,758	252,829	389,382
Lease intangibles (below-market)	(1,552)	(5,306)	(4,596)	(3,925)	(3,489)	(13,676)	(32,544)
Total	$15,566	$60,373	$56,874	$51,206	$48,911	$380,120	$613,050

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

Cash and Cash Equivalents and Cash Held in Escrows

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. Cash held in escrows primarily relates to delayed like-kind exchange transactions pursued under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The account balances of cash and cash held in escrow periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company had $101.6 million and $7.0 million in cash and cash held in escrow as of September 30, 2021 and December 31, 2020, respectively, in excess of the FDIC insured limit.

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

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$91,881	$6,137
Cash held in escrow	10,927	1,818
Total of cash and cash equivalents and cash held in escrow	$102,808	$7,955

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

Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the Accounts Receivable - Tenants line item in the Condensed Consolidated Balance Sheets. The balance of straight-line rent receivables at September 30, 2021 and December 31, 2020 was $37.9 million and $29.8 million, respectively. To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce rental income.

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. The Company’s assessment has specifically included the impact of the COVID-19 pandemic, which represents a material risk to collectability (see Significant Risks and Uncertainties above).  In the event that collectability with respect to any tenant changes, the Company recognizes an adjustment to rental revenue. The Company’s review of collectability of charges under its operating leases also includes any accrued rental revenue related to the straight-line method of reporting rental revenue. As of September 30, 2021, the Company has four tenants where collection is no longer considered probable. For these tenants, the Company is recording rental income on a cash basis and has written off any outstanding receivables, including straight-line rent receivables. These tenants had an immaterial impact to Rental Income and Net Income for the three and nine months ended September 30, 2021.

The Company’s leases provide for reimbursement from tenants for common area maintenance (“CAM”), insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursement revenue is estimated each period and is recognized as rental revenue in the period the recoverable costs are incurred and accrued. The balance of unbilled operating cost reimbursement receivable at September 30, 2021 and December 31, 2020 was $10.0 million and $4.1 million, respectively.

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

Substantially all of the Company’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments.  The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its lease receivable as tenant payments accrue and continues to recognize rental income.  As of September 30, 2021, the Company has $0.8 million of deferred rent receivables outstanding, net of repayments that have occurred, relating to COVID-19 lease concessions.

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

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net earnings per share of common stock for each of the periods presented (in thousands, except for share data):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income attributable to Agree Realty Corporation	$36,663	$21,280	$89,123	$67,766
Less: Series A preferred stock dividends	(289)	—	(289)	—
Net income attributable to common stockholders	36,374	21,280	88,834	67,766
Less: Income attributable to unvested restricted shares	(106)	(69)	(280)	(233)
Net income used in basic and diluted earnings per share	$36,268	$21,211	$88,554	$67,533

Weighted average number of common shares outstanding	69,304,906	53,902,541	65,826,126	50,818,154
Less: Unvested restricted stock	(202,406)	(180,585)	(202,406)	(180,585)
Weighted average number of common shares outstanding used in basic earnings per share	69,102,500	53,721,956	65,623,720	50,637,569

Weighted average number of common shares outstanding used in basic earnings per share	69,102,500	53,721,956	65,623,720	50,637,569
Effect of dilutive securities:
Share-based compensation	110,389	85,380	101,931	87,111
2019 ATM Forward Equity Offerings	—	—	—	19,053
2020 ATM Forward Equity Offerings	268,011	22,515	178,321	16,934
April 2020 Forward Equity Offerings	—	725,821	—	390,795
2021 ATM Forward Equity Offerings	110,948	—	48,141	—
Weighted average number of common shares outstanding used in diluted earnings per share	69,591,848	54,555,672	65,952,113	51,151,462

For the three months ended September 30, 2021, nine shares of restricted common stock (“restricted shares”) granted in 2020 were anti-dilutive and were not included in the computation of diluted earnings per share. There were no anti-dilutive shares of common stock related to the 2020 at-the-market (“ATM”) forward equity offerings and the 2021 ATM forward equity offerings for the three months ended September 30, 2021.

For the nine months ended September 30, 2021, 200 shares of restricted common stock granted in 2020 were anti-dilutive and were not included in the computation of diluted earnings per share. There were no anti-dilutive shares of common stock related to the 2020 ATM forward equity offerings and the 2021 ATM forward equity offerings for the nine months ended September 30, 2021.

For the three months ended September 30, 2020, 4,510 shares of common stock related to the 2020 ATM forward equity offerings, 3,139 restricted shares granted in 2020, and 6,390 performance units granted in 2020 were anti-dilutive and were not included in the computation of diluted earnings per share.

For the nine months ended September 30, 2020, 22,820 shares of common stock related to the 2019 ATM forward equity offerings, 34,899 shares of common stock related to the 2020 ATM forward equity offerings, 2,355 restricted shares granted in 2020, and 5,887 performance units granted in 2020 were anti-dilutive and were not included in the computation of diluted earnings per share.

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

Note 3 – Leases

Tenant Leases

The Company is primarily focused on the ownership, acquisition, development and management of retail properties leased to industry leading tenants.  As of September 30, 2021, the Company’s portfolio was approximately 99.6% leased and had a weighted average remaining lease term (excluding extension options) of approximately 9.5 years. A significant majority of its properties are leased to national tenants and approximately 66.9% of its annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners.

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

The following table includes information regarding contractual lease payments for the Company’s operating leases for which it is the lessor, for the three and nine months ended September 30, 2021 and 2020. (presented in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Total lease payments	$91,205	$65,762	$256,246	$184,144
Less: Operating cost reimbursements and percentage rents	9,546	6,897	27,090	19,981
Total non-variable lease payments	$81,659	$58,865	$229,156	$164,163

At September 30, 2021, future non-variable lease payments to be received from the Company’s operating leases for the remainder of 2021, the following four years, and thereafter are as follows (presented in thousands):

	2021
Year Ending December 31,	(remaining)	2022	2023	2024	2025	Thereafter	Total
Future non-variable lease payments	$85,101	$338,867	$332,914	$321,677	$310,144	$1,936,234	$3,324,937

Deferred Revenue

As of September 30, 2021, and December 31, 2020, there was $11.1 million and $6.1 million, respectively, in deferred revenues resulting from rents paid in advance.

Land Lease Obligations

The Company is the lessee under land lease agreements for certain of its properties. ASC 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases, whether qualifying as operating or finance.  As of September 30, 2021 and December 31, 2020, the Company had $61.1 million and $44.5 million of right of use assets, recognized within Other Assets in the Condensed Consolidated Balance Sheets, respectively, while the corresponding lease obligations of $25.0 million and $17.3 million, respectively, were recognized within Accounts Payable, Accrued Expenses, and Other Liabilities on the Condensed Consolidated Balance Sheets as of these dates.

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

Amortization of right of use assets for operating land leases is classified as land lease expense and was $0.4 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $1.1  million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively. There was no amortization of right of use assets for finance land leases, as the underlying leased asset (land) has an infinite life.  Interest expense on finance land leases was $0.1 million during the three months ended September 30, 2021, while there was no such expense incurred during the three months ended September 30, 2020. Interest expense on finance land leases was $0.2 million during the nine months ended September 30, 2021 while no such expense was incurred during the nine months ended September 30, 2020.

In calculating its lease obligations under ground leases, the Company uses discount rates estimated to be equal to what it would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following tables include information on the Company’s land leases for which it is the lessee, for the three and nine months ended September 30, 2021 and 2020. (presented in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating leases:
Operating cash outflows	$282	$267	$816	$802
Weighted-average remaining lease term - operating leases (years)	33.9	38.2	33.9	38.2
Weighted-average discount rate - operating leases	4.13%	4.13%	4.13%	4.13%

Finance leases:
Operating cash outflows	$64	$—	$151	$—
Financing cash outflows	$19	$—	$73	$—
Weighted-average remaining lease term - finance leases (years)	3.0	—	3.0	—
Weighted-average discount rate - operating leases	4.13%	—%	4.13%	—%

Supplemental Disclosure:
Right-of-use assets obtained in exchange for new lease liabilities	$—	$—	$6,302	$—
Right-of-use assets net change	$—	$—	$6,302	$—

Maturity Analysis of Lease Liabilities for Operating Leases (presented in thousands)

	2021
Year Ending December 31,	(remaining)	2022	2023	2024	2025	Thereafter	Total
Lease payments	$295	$1,197	$1,197	$1,197	$1,197	$31,045	$36,128
Imputed interest	(186)	(730)	(711)	(690)	(669)	(15,137)	(18,123)
Total lease liabilities	$109	$467	$486	$507	$528	$15,908	$18,005

Maturity Analysis of Lease Liabilities for Finance Leases (presented in thousands)

	2021
Year Ending December 31,	(remaining)	2022	2023	2024	2025	Thereafter	Total
Lease payments	$84	$336	$336	$6,196	$—	$—	$6,952
Imputed interest	(64)	(255)	(252)	(207)	—	—	(778)
Total lease liabilities	$20	$81	$84	$5,989	$—	$—	$6,174

Note 4 – Real Estate Investments

Real Estate Portfolio

As of September 30, 2021, the Company owned 1,338 properties, with a total gross leasable area (“GLA”) of approximately 27.7 million square feet. Net Real Estate Investments totaled $4.11 billion as of September 30, 2021. As of December 31, 2020, the Company owned 1,129 properties, with a total GLA of approximately 22.7 million square feet. Net Real Estate Investments totaled $3.30 billion as of December 31, 2020.

Acquisitions

During the three months ended September 30, 2021, the Company purchased 80 retail net lease assets for approximately $340.6 million, which includes acquisition and closing costs. These properties are located in 28 states and are leased for a weighted average lease term of approximately 10.7 years.

During the nine months ended September 30, 2021, the Company purchased 219 retail net lease assets for approximately $1,075.1 million, which includes acquisition and closing costs. These properties are located in 40 states and are leased for a weighted average lease term of approximately 11.9 years.

The aggregate acquisitions for the nine months ended September 30, 2021 were allocated $364.6 million to land, $485.8 million to buildings and improvements, $215.9 million to lease intangibles and $8.8 million to other assets. The acquisitions were all cash purchases and there was no material contingent consideration associated with these acquisitions. None of the Company’s acquisitions during the first nine months of 2021 caused any new or existing tenant to comprise 10% or more of its total assets or generate 10% or more of its total annualized contractual base rent at September 30, 2021.

Developments

During the three months ended September 30, 2021, the Company commenced one development or Partner Capital Solutions project. At September 30, 2021, the Company had three development or Partner Capital Solutions projects under construction.

During the nine months ended September 30, 2021, the Company completed four development or Partner Capital Solutions projects.

Dispositions

During the three months ended September 30, 2021, the Company sold three properties for net proceeds of $11.5 million and recorded a net gain of $3.5 million.

During the nine months ended September 30, 2021, the Company sold 13 properties for net proceeds of $46.8 million and recorded a net gain of $13.2 million.

Provisions for Impairment

As a result of the Company’s review of real estate investments, it recognized no provisions for impairments for each of the three and nine months ended September 30, 2021 and $2.9 million and $4.0 million for the three and nine months ended September 30, 2020, respectively.

Note 5 – Debt

As of September 30, 2021, the Company had total gross indebtedness of $1.54 billion, including (i) $32.8 million of mortgage notes payable; (ii) $1.51 billion of senior unsecured notes; and (iii) no borrowings outstanding under the Revolving Credit Facility (defined below) as of September 30, 2021.

Mortgage Notes Payable

As of September 30, 2021, the Company had total gross mortgage indebtedness of $32.8 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $39.2 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.17% as of September 30, 2021 and 4.21% as of December 31, 2020.

Mortgage notes payable consisted of the following:

	September 30, 2021	December 31, 2020

(not presented in thousands)	(in thousands)
Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 2023	$23,640	$23,640

Note payable in monthly installments of interest only at 5.01% per annum, with a balloon payment due September 2023	4,622	4,622

Note payable in monthly installments of $91,675 including interest at 6.27% per annum, with a final monthly payment due July 2026	4,577	5,172

Total principal	32,839	33,434
Unamortized debt issuance costs	(232)	(312)
Total	$32,607	$33,122

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At September 30, 2021, there were no mortgage loans with partial recourse to the Company.

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

Unsecured Term Loan Facilities

The following table presents the unsecured term loans balance net of unamortized debt issuance costs as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
2023 Term Loan	$—	$40,000
2024 Term Loan Facilities	—	100,000
2026 Term Loan	—	100,000
Total Principal	—	240,000
Unamortized debt issuance costs	—	(2,151)
Total	$—	$237,849

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

Senior Unsecured Notes

The following table presents the senior unsecured notes balance net of unamortized debt issuance costs and original issue discount as of September 30, 2021, and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
2025 Senior Unsecured Notes	$50,000	$50,000
2027 Senior Unsecured Notes	50,000	50,000
2028 Senior Unsecured Notes	60,000	60,000
2028 Senior Unsecured Public Notes	350,000	—
2029 Senior Unsecured Notes	100,000	100,000
2030 Senior Unsecured Notes	125,000	125,000
2030 Senior Unsecured Public Notes	350,000	350,000
2031 Senior Unsecured Notes	125,000	125,000
2033 Senior Unsecured Public Notes	300,000	—
Total Principal	1,510,000	860,000
Unamortized debt issuance costs and original issue discount, net	(15,253)	(4,672)
Total	$1,494,747	$855,328

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

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt as of September 30, 2021 (in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2021	$204	$—	$204
2022	850	—	850
2023	905	28,262	29,167
2024 (1)	963	—	963
2025	1,026	50,000	51,026
Thereafter	629	1,460,000	1,460,629
Total scheduled principal payments	4,577	1,538,262	1,542,839
Original issue discount, net	—	(9,198)	(9,198)
Total	$4,577	$1,529,064	$1,533,641
(1)

The Revolving Credit Facility matures in January 2024, with options to extend the maturity as described under Senior Unsecured Revolving Credit Facility above. The Revolving Credit Facility did not have an outstanding balance as of September 30, 2021.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum total leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of September 30, 2021, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its material loan covenants and obligations as of September 30, 2021.

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

Follow-on Common Stock Offerings

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

Preferred Stock Offering

In September 2021, the Company completed an underwritten public offering of depositary shares (the “Depositary Shares”), each representing 1/1,000th of a share of Series A Preferred Stock, which resulted in net proceeds to the Company of approximately $170.3 million, after deducting the underwriting discounts and commissions and costs payable by the Company. At the closing, the Company issued 7,000 shares of Series A Preferred Stock to the depositary, resulting in the issuance of 7,000,000 Depositary Shares. The Company contributed the net proceeds from the sale of the Depositary Shares to the Operating Partnership in exchange for 7,000 Series A Preferred Units corresponding to the number of shares of Series A Preferred Stock underlying the Depositary Shares.

Dividends on the Series A Preferred Shares will be payable monthly in arrears on the first day of each month (or, if not on a business day, on the next succeeding business day). The dividend rate is 4.25% per annum of the $25,000 (equivalent to $25.00 per Depositary Share) liquidation preference. The first pro-rated dividend on the Series A Preferred Shares was paid on October 1, 2021, and was in an amount equivalent to $0.041 per Depositary Share. Subsequent dividends on the Series A Preferred Shares will be in amount of $0.08854 per Depositary Share, equivalent to $1.0625 per annum.

The Company may not redeem the Series A Preferred Shares before September 2026, except in limited circumstances to preserve its status as a real estate investment trust for federal income tax purposes and except in certain circumstances upon the occurrence of a change of control of the Company.  Beginning in September 2026, the Company, at its option, may redeem the Series A Preferred Shares, in whole or from time to time in part, by paying $25.00 per Depositary Share, plus any accrued and unpaid dividends.

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

During 2020, the Company entered into forward sale agreements to sell an aggregate of 3,334,056 shares of common stock. During 2020, the Company settled 204,074 shares of these forward sale agreements, realizing net proceeds of $12.5 million. During the first nine months of 2021, the Company settled 1,628,772 shares of these forward sale agreements, realizing net proceeds of $102.8 million. The Company is required to settle the remaining outstanding shares of common stock under the 2020 ATM Program by various dates between November 2021 and December 2021.

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

During the first nine months of 2021, the Company entered into forward sale agreements to sell an aggregate of 1,918,130 shares of common stock. The Company has not settled any shares of these forward sale agreements as of September 30, 2021. The Company is required to settle the remaining outstanding shares of common stock under the 2021 ATM Program by various dates between March 2022 and September 2022.

Note 7 – Dividends and Distribution Payable

During the three months ended September 30, 2021, the Company declared monthly dividends of $0.217 per common share for July, August and September 2021. Holders of Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Unit held. The dividends and distributions payable for July and August were paid during the quarter, while the September amounts were recorded as liabilities on the Condensed Consolidated Balance Sheets at September 30, 2021. The September dividends and distributions were paid on October 15, 2021.

In September 2021, the Company declared the monthly dividends on the Series A Preferred Shares for the period from the September issuance of these preferred shares (see Note 6 – Common and Preferred Stock) in the pro-rated amount of $.041 per Depositary Share. This dividend was recorded as a liability on the Condensed Consolidated Balance Sheet at September 30, 2021 and was paid on October 1, 2021.

Note 8 – Income Taxes

Uncertain Tax Positions

The Company is subject to the provisions of FASB ASC Topic 740-10 (“ASC 740-10”) and has analyzed its various federal and state filing positions. The Company believes that its income tax filing positions and deductions are documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740-10. The Company’s federal income tax returns are open for examination by taxing authorities for all tax years after December 31, 2016. The Company has elected to record related interest and penalties, if any, as income tax expense on the Consolidated Statements of Operations and Comprehensive Income. The Company has no material interest or penalties relating to income taxes recognized for the three and nine months ended September 30, 2021 and 2020.

Income Tax Expense

The Company recognized total federal and state tax expense of approximately $0.4 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. The Company recognized total federal and state tax expense of approximately $1.9 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively. The income tax expense recorded in 2021 includes additional tax expense of approximately $0.5 million relating to 2020 operations, recognized upon filing of the annual tax returns during the three months ended March 31, 2021.

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

Recent Hedges

In May and July 2021, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $300.0 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending December 2022. As of September 30, 2021, these interest rate swaps were valued as a liability of approximately $0.8 million.

Recent Settlements

Settlements Impacting Current and Future Interest Expense

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

Settlements Impacting Current Year Results of Operations Only

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company received from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 2.09%. These swaps effectively converted $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $0.3 million upon termination. This settlement was recognized as an expense during the nine months ended September 30, 2021.

In June 2016, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company received from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40.0 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $1.0 million upon termination. This settlement was recognized as an expense during the nine months ended September 30, 2021.

In December 2018, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $100.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company received from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 2.66%. These swaps effectively converts $100.0 million of variable-rate borrowings to fixed-rate borrowings from December 27, 2018 to January 15, 2026. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $9.2 million upon termination. This settlement was recognized as an expense during the nine months ended September 30, 2021.

In October 2019, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company received from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.4275%. This swap effectively converts $65.0 million of variable-rate borrowings to fixed-rate borrowings from July 12, 2021 to January 12, 2024. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $1.8 million upon termination. This settlement was recognized as an expense during the nine months ended September 30, 2021.

Also in October 2019, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35.0 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on 1 month LIBOR and pays to the counterparty a fixed rate of 1.4265%. This swap effectively converts $35.0 million of variable-rate borrowings to fixed-rate borrowings from September 29, 2020 to January 12, 2024. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $1.1 million upon termination. This settlement was recognized as an expense during the nine months ended September 30, 2021.

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

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

	Number of Instruments [1]		Notional [1]
	September 30,	December 31,	September 30,	December 31,
Interest Rate Derivatives	2021	2020	2021	2020
Interest rate swap	3	16	$300,000	$505,000

1 Number of Instruments and total Notional disclosed includes all interest rate swap agreements outstanding at the balance sheet date, including forward-starting swaps prior to their effective date.

The table below presents the estimated fair value of the Company’s derivative financial instruments, as well as their classification in the Condensed Consolidated Balance Sheets (in thousands).

	Asset Derivatives
	September 30, 2021	December 31, 2020
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Other Assets, net	$2,109	$2,286

	Liability Derivatives
	September 30, 2021	December 31, 2020
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Accounts Payable, Accrued Expenses, and Other Liabilities	$2,880	$16,985

The table below presents the effect of the Company’s derivative financial instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2021 and 2020 (in thousands).

				Location of
	Derivatives in			Income/(Loss)
	Cash Flow			Reclassified from	Amount of Income/(Loss)
	Hedging	Amount of Income/(Loss) Recognized		Accumulated OCI	Reclassified from
	Relationships	in OCI on Derivative		into Income	Accumulated OCI into Expense
Three Months Ended September 30,		2021	2020		2021	2020

	Interest rate swaps	$3,300	$(3,289)	Interest Expense	$82	$1,028

Nine Months Ended September 30,		2021	2020		2021	2020

	Interest rate swaps	$15,653	$(36,667)	Interest Expense	$2,529	$1,365

				Loss on extinguishment of debt and settlement of related hedges	$13,363	$—

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of September 30, 2021.

Credit-Risk-Related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of September 30, 2021, the fair value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $1.4 million.

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the Condensed Consolidated Balance Sheets.

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of September 30, 2021 and December 31, 2020. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets (in thousands):

Offsetting of Derivative Assets as of September 30, 2021

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$2,109	$—	$2,109	$(1,451)	$—	$658

Offsetting of Derivative Liabilities as of September 30, 2021

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$2,880	$—	$2,880	$(1,451)	$—	$1,429

Offsetting of Derivative Assets as of December 31, 2020

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$2,286	$—	$2,286	$(1,258)	$—	$1,028

Offsetting of Derivative Liabilities as of December 31, 2020

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$16,985	$—	$16,985	$(1,258)	$—	$15,727

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	Total Fair Value	Level 2
September 30, 2021
Derivative assets - interest rate swaps	$2,109	$2,109
Derivative liabilities - interest rate swaps	$2,880	$2,880

December 31, 2020
Derivative assets - interest rate swaps	$2,286	$2,286
Derivative liabilities - interest rate swaps	$16,985	$16,985

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

Fixed rate debt (including variable rate debt swapped to fixed, excluding the value of the derivatives) with carrying values of $1.53 billion and $1.13 billion as of September 30, 2021 and December 31, 2020, respectively, had fair values of $1.63 billion and $1.28 billion, respectively. Variable rate debt’s fair value had no remaining carrying value as of September 30, 2021 and had a carrying value of $92.0 million at December 31, 2020. See Note 5 – Debt – Unsecured Term Loan Facilities above.

Note 11 – Equity Incentive Plan

In May 2020, the Company’s stockholders approved the Agree Realty Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”), which replaced the Agree Realty Corporation 2014 Omnibus Equity Incentive Plan (the “2014 Plan”). The 2020 Plan provides for the award to employees, directors and consultants of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 700,000 shares of the Company’s common stock.  All subsequent awards of equity or equity rights will be granted under the 2020 Plan, and no further awards will be made under the 2014 Plan.  As of September 30, 2021, 488,985 shares of common stock were available for issuance under the 2020 Plan.

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

The Company estimates the fair value of restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis or amount vested, if greater, over the appropriate vesting period. The Company recognized expense relating to restricted share grants of $0.8 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively and $2.6 million and $2.4 million for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, there was $10.0 million of total unrecognized compensation costs related to the outstanding restricted stock, which is expected to be recognized over a weighted average period of 3.5 years. The Company used 0% for the forfeiture rate for determining the fair value of restricted stock. The intrinsic value of restricted shares redeemed was less than $0.1 million for each of the three months ended September 30, 2021 and September 30, 2020. The intrinsic value of restricted shares redeemed was $1.8 million and $1.6 million during the nine months end September 30, 2021 and 2020, respectively.

Restricted stock activity is summarized as follows:

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2020	175	$60.53

Restricted stock granted	83	$65.10
Restricted stock vested	(59)	$54.16
Restricted stock forfeited	(24)	$63.88

Unvested restricted stock at September 30, 2021	175	$64.40

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

Nine Months Ended September 30,	2021	2020	2019
Expected term (years)	2.9	2.9	2.9
Volatility	33.9%	18.4%	19.7%
Risk-free rate	0.2%	1.3%	2.5%

The Company recognized expense related to performance units and shares for which the three-year performance period has not yet been completed of $0.1 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively and $0.8 million and $1.1 million for the nine months ended September 30, 2021 and 2020. As of September 30, 2021, there was $3.5 million of total unrecognized compensation costs related to performance units and shares for which the three-year performance period has not yet been completed, which is expected to be recognized over a weighted average period of 3.5 years.

The Company recognized ($0.1) million for the three months ended September 30, 2021 and $0.1 million for the nine months ended September 30, 2021 of compensation expense related to performance units and shares for which the three-year performance period was completed. As of September 30, 2021, there was $0.2 million of total unrecognized compensation costs related to performance units and shares for which the three-year performance period has been completed, which is expected to be recognized over a weighted average period of 1.4 years.

Performance share and unit activity is summarized as follows:

	Target Number	Weighted Average
	of Awards	Grant Date
	(in thousands)	Fair Value
Performance units and shares at December 31, 2020	87	$69.61

Performance units granted	43	$63.42
Performance units and shares at September 30, 2021 - three-year performance period completed	(31)	$47.73
Performance units and shares forfeited	(21)	$68.79

Performance units and shares at September 30, 2021 - three-year performance period to be completed	78	$63.35

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Performance shares - three-year performance period completed but not yet vested at December 31, 2020	—	$—

Shares earned at completion of three-year performance period (1)	47	$47.73
Shares vested	(16)	$47.73
Shares forfeited	(4)	$47.73

Performance shares - three-year performance period completed but not yet vested September 30, 2021	27	$47.73

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

Note 13 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to September 30, 2021 through the date on which these financial statements were issued to determine whether any of these events required disclosure in the financial statements.

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

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994.  The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership, of which the Company is the sole general partner. Refer to Note 1- Organization in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for further information on the ownership structure. Under the partnership agreement of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.  As of September 30, 2021, the Company’s portfolio consisted of 1,338 properties located in 47 states and totaling approximately 27.7 million square feet of gross leasable area (“GLA”).

As of September 30, 2021, the Company’s portfolio was approximately 99.6% leased and had a weighted average remaining lease term of approximately 9.5 years. A significant majority of our properties are leased to national tenants and approximately 66.9% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

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

Refer to Note 2 – Summary of Significant Accounting Policies - Rent Concessions – COVID-19 to the Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q regarding the Company’s accounting policies for rent concessions.  Pursuant to the Company’s accounting elections, rental revenue continued to be recognized for tenants subject to deferral agreements, as long as such agreements did not result in a substantial increase in our rights as the lessor.  Rent deferrals did not have a material impact on revenues for the three months ended September 30, 2021.

The continuing impact of the COVID-19 pandemic on our rental revenue for the remainder of 2021 and thereafter still cannot be fully determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we continue to actively manage our response in collaboration with tenants, government officials and business partners and to assess potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, see Part I, Item 1A titled “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Overall

The Company’s real estate investment portfolio grew from approximately $3.0 billion in gross investment amount representing 1,027 properties with 21.0 million square feet of GLA as of September 30, 2020 to approximately $4.1 billion in gross investment amount representing 1,338 properties with 27.7 million square feet of GLA at September 30, 2021. The Company’s real estate investments were made throughout and between the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2021 on acquisitions that were made during 2020. Similarly, the full rental income impact of acquisitions made during 2021 to-date will not be seen until the remainder of 2021 and 2022.

Acquisitions

During the three months ended September 30, 2021, the Company acquired 80 retail net lease assets for approximately $340.6 million, which includes acquisition and closing costs. These properties are located in 28 states and are leased to 49 different tenants operating in 20 diverse retail sectors for a weighted average lease term of approximately 10.7 years. The underwritten weighted-average capitalization rate on the Company’s third quarter 2021 acquisitions was approximately 6.2%.1

During the nine months ended September 30, 2021, the Company acquired 219 retail net lease assets for approximately $1,075.1 million, which includes acquisition and closing costs. These properties are located in 40 states and are leased to 86 different tenants operating in 26 diverse retail sectors for a weighted average lease term of approximately 11.9 years. The underwritten weighted-average capitalization rate on the Company’s first nine month of 2021 acquisitions was approximately 6.2%.1

Dispositions

During the three months ended September 30, 2021, the Company sold three properties for net proceeds of $11.5 million and recorded a net gain of $3.5 million. During the nine months ended September 30, 2021, the Company sold 13 properties for net proceeds of $46.8 million and recorded a net gain of $13.2 million.

1 When used within this discussion, “weighted-average capitalization rate” for acquisitions and dispositions is defined by the Company as the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the purchase and sales prices.

Development and Partner Capital Solutions

During the three months ended September 30, 2021, the Company commenced one development or Partner Capital Solutions project.  At September 30, 2021, the Company had three development or Partner Capital Solutions projects under construction.  During the nine months ended September 30, 2021, the Company completed four development or Partner Capital Solutions projects.

Comparison of Three Months Ended September 30, 2021 to Three Months Ended September 30, 2020

	Three Months Ended		Variance
	September 30, 2021	September 30, 2020	(in dollars)	(percentage)
Rental Income	$87,469	$63,701	$23,768	37%
Real Estate Tax Expense	$6,957	$5,516	$1,441	26%
Property Operating Expense	$3,189	$2,108	$1,081	51%
Depreciation and Amortization Expense	$24,488	$17,327	$7,161	41%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisitions and ownership of an increased number of properties during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, as further described under Results of Operations - Overall above.

General and administrative expenses increased $0.9 million, or 20%, to $5.7 million for the three months ended September 30, 2021, compared to $4.8 million for the three months ended September 30, 2020. The increase was primarily the result of increased employee headcount and increased compensation costs, partially offset by reversals of previously recognized compensation expense upon the departure of certain executive officers during the third quarter of 2021. General and administrative expenses as a percentage of total revenue decreased to 6.5% in the third quarter of 2021 from 7.5% in the third quarter of 2020.

Interest expense increased $2.9 million, or 29%, to $13.1 million for the three months ended September 30, 2021, compared to $10.2 million for the three months ended September 30, 2020. The increase in interest expense was primarily a result of higher levels of borrowings in the third quarter of 2021 in comparison to the third quarter of 2020, partially offset by a reduction in interest rates on certain debt. Borrowings increased in order to finance the acquisition and development of additional properties.

Gain on sale of assets increased $2.5 million, or 258%, to $3.5 million for the three months ended September 30, 2021, compared to $1.0 million for the three months ended September 30, 2020.  Gains on sales of assets are dependent on levels of disposition activity and the assets’ bases relative to their sales prices.  As a result, such gains are not necessarily comparable period-to-period.

Income tax expense increased $0.1 million, or 27%, to $0.4 million for the three months ended September 30, 2021 compared to $0.3 million for the three months ended September 30, 2020. The increase in income tax expense was primarily due to the acquisition and the ownership of additional properties during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Net income increased $15.4 million, or 72%, to $36.8 million for the three months ended September 30, 2021, compared to $21.4 million for the three months ended September 30, 2020.  The change was the result of the items discussed above. After allocation of income to preferred stockholders, net income attributable to common stockholders increased $15.1 million, or 71% to $36.4 million for the three months ended September 30, 2021, compared to $21.3 million for the three months ended September 30, 2020.   The allocation of income to the preferred stockholders began upon the September 2021 issuance of the Series A Preferred Stock – see Liquidity and Capital Resources - Equity below.

Comparison of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2020

	Nine Months Ended		Variance
	September 30, 2021	September 30, 2020	(in dollars)	(percentage)
Rental Income	$247,722	$176,960	$70,762	40%
Real Estate Tax Expense	$18,812	$15,058	$3,754	25%
Property Operating Expense	$9,944	$6,303	$3,641	58%
Depreciation and Amortization Expense	$69,164	$47,067	$22,097	47%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisitions and ownership of an increased number of properties during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, as further described under Results of Operations - Overall above.

General and administrative expenses increased $4.8 million, or 34%, to $18.8 million for the nine months ended September 30, 2021, compared to $14.0 million for the nine months ended September 30, 2020.  The increase was primarily the result of increased employee headcount and increased compensation costs.  General and administrative expenses as a percentage of total revenue decreased to 7.6% in the first nine months of 2021 from 7.9% in the first nine months of 2020.

Interest expense increased $9.0 million, or 32%, to $37.3 million for the nine months ended September 30, 2021, compared to $28.3 million for the nine months ended September 30, 2020.  The increase in interest expense was primarily a result of higher levels of borrowings in the first nine months of 2021 in comparison to the first nine months of 2020, partially offset by a reduction in interest rates on certain debt.

Gain on sale of assets increased $5.6 million, or 74%, to $13.2 million for the nine months ended September 30, 2021, compared to $7.6 million for the nine months ended September 30, 2020.  Gains on sales of assets are dependent on levels of disposition activity and the assets’ bases relative to their sales prices.  As a result, such gains are not necessarily comparable period-to-period.

Income tax expense increased $1.1 million, or 128%, to $1.9 million for the nine months ended September 30, 2021, compared to $0.8 million for the nine months ended September 30, 2020. The increase in income tax expense was primarily due to the acquisition and the ownership of additional properties during the first nine months of 2021 compared to the first nine months of 2020. Additionally, the Company recognized additional income tax expense of $0.5 million during the nine months ended September 30, 2021 relating to 2020 operations upon filing of annual tax returns in 2021.

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

Net income increased $21.4 million, or 31%, to $89.6 million for the nine months ended September 30, 2021, compared to $68.2 million for the nine months ended September 30, 2020.  The change was the result of the items discussed above. After allocation of income to preferred stockholders, Net income attributable to common stockholders increased $21.0 million, or 31% to $88.8 million for the nine months ended September 30, 2021, compared to $67.8 million for the nine months ended September 30, 2020.  The allocation of income to the preferred stockholders began upon the September 2021 issuance of the Series A Preferred Stock – see Liquidity and Capital Resources - Equity below.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on its outstanding indebtedness, dividends and distributions to our stockholders and holders of the units of the Operating Partnership (the “Operating Partnership Common Units”), and future property acquisitions and development.

The Company expects to meet its short-term liquidity requirements through cash provided from operations and borrowings under its revolving credit facility.  As of September 30, 2021, available cash and cash equivalents, including cash held in escrow, was $102.8 million. As of September 30, 2021, the Company did not have an outstanding balance on its revolving credit facility and $500.0 million was available for future borrowings, subject to its compliance with covenants. The Company anticipates funding its long-term capital needs through cash provided from operations, borrowings under its revolving credit facility, the issuance of debt and common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

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

Capitalization

As of September 30, 2021, the Company’s total enterprise value was approximately $6.3 billion. Total enterprise value consisted of $4.6 billion of common equity (based on the September 30, 2021 closing price of Company’s common stock on the NYSE of $66.23 per common share and assuming the conversion of Operating Partnership Common Units), $175.0 million of preferred equity (stated at liquidation value) and $1.5 billion of total debt including (i) no borrowings under its revolving credit facility; (ii) $1.5 billion of senior unsecured notes; (iii) $32.8 million of mortgage notes payable, less (iv) cash, cash equivalents and cash held in escrow of $102.8 million. The Company’s total debt to enterprise value was 24.6% at September 30, 2021.

At September 30, 2021, the non-controlling interest in the Operating Partnership consisted of a 0.5% ownership interest in the Operating Partnership. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of Company common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all Operating Partnership Common Units, there would have been 70,127,367 shares of common stock outstanding at September 30, 2021.

Equity

Shelf Registration

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

Common Stock Offerings

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

Preferred Stock Offering

In September 2021, the Company completed an underwritten public offering of depositary shares (the “Depositary Shares”), each representing 1/1,000th of a share of Series A Preferred Stock, which resulted in net proceeds to the Company of approximately $170.3 million, after deducting the underwriting discounts and commissions and costs payable by the Company. At the closing, the Company issued 7,000 shares of Series A Preferred Stock and 7,000,000 Depositary Shares. The Company contributed the net proceeds from the sale of the Depositary Shares to the Operating Partnership in exchange for 7,000 Series A Preferred Units corresponding to the number of shares of Series A Preferred Stock underlying the Depositary Shares.

Dividends on the Series A Preferred Shares will be payable monthly in arrears on the first day of each month (or, if not on a business day, on the next succeeding business day). The dividend rate is 4.25% per annum of the $25,000 (equivalent to $25.00 per Depositary Share) liquidation preference. The first pro-rated dividend on the Series A Preferred Stock was paid on October 1, 2021, and was in an amount equivalent to $0.041 per Depositary Share. Subsequent dividends on the Series A Preferred Shares will be in amount of $0.08854 per Depositary Share, equivalent to $1.0625 per annum.

The Company may not redeem the Series A Preferred Shares before September, 2026 except in limited circumstances to preserve its status as a real estate investment trust for federal income tax purposes and except in certain circumstances upon the occurrence of a change of control of the Company.  Beginning in September, 2026, the Company, at its option, may redeem the Series A Preferred Shares, in whole or from time to time in part, by paying $25.00 per Depositary Share, plus any accrued and unpaid dividends.

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

During 2020, the Company entered into forward sale agreements to sell an aggregate of 3,334,056 shares of common stock. During 2020, the Company settled 204,074 shares of these forward sale agreements, realizing net proceeds of $12.5 million.  During the first nine months of 2021, the Company settled 1,628,772 shares of these forward sale agreements, realizing net proceeds of $102.8 million.  The Company is required to settle the remaining outstanding shares of common stock under the 2020 ATM Program by various dates between November 2021 and December 2021.

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

During the first nine months of 2021, the Company entered into forward sale agreements to sell an aggregate of 1,918,130 shares of common stock. The Company has not settled any shares of these forward sale agreements as of September 30, 2021. The Company is required to settle the remaining outstanding shares of common stock under the 2021 ATM Program by various dates between March 2022 and September 2022.

After considering the 1,918,130 shares of common stock subject to forward sale agreements issued under the 2021 ATM Program, the Company had approximately $364.2 million of availability remaining under the 2021 ATM Program as of September 30, 2021.

Debt

The below table summarizes the Company’s outstanding debt as of September 30, 2021 and December 31, 2020 (in thousands):

	All-in		Principal Amount Outstanding
Senior Unsecured Revolving Credit Facility	Interest Rate	Maturity	September 30, 2021	December 31, 2020
Revolving Credit Facility (1)	0.91%	January 2024	$—	$92,000
Total Credit Facility			$—	$92,000

Unsecured Term Loans (2) (3)
2023 Term Loan	2.40%		$—	40,000
2024 Term Loan Facility	3.09%		—	65,000
2024 Term Loan Facility	2.43%		—	35,000
2026 Term Loan	4.26%		—	100,000
Total Unsecured Term Loans			$—	$240,000

Senior Unsecured Notes (3)
2025 Senior Unsecured Notes	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes (4)	2.11%	June 2028	350,000	—
2028 Senior Unsecured Notes	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes (4)	3.50%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	October 2031	125,000	125,000
2033 Senior Unsecured Public Notes (4)	2.13%	June 2033	300,000	—
Total Senior Unsecured Notes			$1,510,000	$860,000

Mortgage Notes Payable (2)
CMBS Portfolio Loan	3.60%	January 2023	$23,640	$23,640
Single Asset Mortgage Loan	5.01%	September 2023	4,622	4,622
Portfolio Credit Tenant Lease	6.27%	July 2026	4,577	5,172
Total Mortgage Notes Payable			$32,839	$33,434

Total Principal Amount Outstanding			$1,542,839	$1,225,434
(1)	The annual interest rate of the Revolving Credit Facility (defined below) assumes one-month LIBOR as of September 30, 2021 of 0.09%.
(2)	The Unsecured Term Loans were repaid in May 2021.
(3)	Interest rate includes the effects of variable interest rates that have been swapped to fixed interest rates.
(4)	The principal amounts outstanding for the 2028 Senior Unsecured Public Notes, the 2030 Senior Unsecured Public Notes and the 2033 Senior Unsecured Public Notes are presented excluding their original issue discounts.

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

Mortgage Notes Payable

As of September 30, 2021, the Company had total gross mortgage indebtedness of $32.8 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $39.2 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.17% as of September 30, 2021 and 4.21% as of December 31, 2020.

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

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of September 30, 2021, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its material loan covenants and obligations as of September 30, 2021.

Cash Flows

Operating - Most of the Company’s cash from operations is generated by rental income from its investment portfolio.  Net cash provided by operating activities for the nine months ended September 30, 2021 increased by $95.1 million over the same period in 2020, primarily due to the increase in the size of the Company’s real estate investment portfolio and the settlement of interest rate swaps.

Investing - Net cash used in investing activities was $135.5 million higher during the nine months ended September 30, 2021, compared to the same period in 2020.  Acquisitions of properties during the first nine months of 2021 were $117.9 million higher than the same period in 2020, due to overall increases in the level of acquisition activity.  Development costs during the nine months ended September 30, 2021 were $18.4 million higher than the same period in 2020, due to the timing of costs incurred related to the Company’s development activity.  Proceeds from asset sales increased by $1.0 million during the nine months ended September 30, 2021 compared to the same period in 2020. Proceeds from asset sales are dependent on levels of disposition activity and the specific assets sold. Proceeds from asset sales are not necessarily comparable period-to-period.

Financing - Net cash provided by financing activities was $161.1 million higher during the nine months ended September 30, 2021, compared to the same period in 2020.  Net proceeds from the issuance of common stock and preferred stock increased by $191.6 million during the nine months ended September 30, 2021, compared to the same period in 2020, primarily to fund the increased level of acquisitions occurring in 2021.  Net proceeds from the issuance of senior unsecured notes increased by $290.9 million during the nine months ended September 30, 2021, compared to the same period in 2020, primarily to fund the increased level of acquisitions occurring in 2021 and to pay off $240.0 million in unsecured term loans. Repayment on the revolving credit facility increased by $23.0 million during the nine months ended September 30, 2021, compared to the same period in 2020, due to increased level of equity and debt proceeds in 2021. The Company increased its total dividends and distributions paid to its stockholders and non-controlling owners by $63.5 million during the first nine months of 2021, compared to the same period in 2020.  The Company’s annualized common dividend during the third quarter of 2021 is $2.60 per common share, an 8.3% increase over the annualized $2.40 per common share declared in the third quarter of 2020. The Company’s initial dividends on its Series A Preferred Stock were accrued but upaid as of September 30, 2021.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2021 (in thousands):

	Payments due by period
	2021
	(remaining)	2022	2023	2024	2025	Thereafter	Total
Mortgage Notes Payable	$205	$850	$29,167	$963	$1,026	$628	$32,839
Senior Unsecured Notes	—	—	—	—	50,000	1,460,000	1,510,000
Land Lease Obligations	379	1,532	1,532	7,393	1,197	31,046	43,079
Estimated Interest Payments on Outstanding Debt (1)	12,342	49,333	48,427	48,139	47,037	244,207	449,485
Total	$12,926	$51,715	$79,126	$56,495	$99,260	$1,735,881	$2,035,403

(1)	Includes estimated interest payments based on (i) the stated rates for mortgage notes payable, including the effect of interest rate swap agreements; (ii) the stated rates for senior unsecured notes, including the effect of interest rate swap agreements.

In addition to items reflected in the table above, the Company has issued preferred stock with cumulative cash dividends, as described under Equity – Preferred Stock Offering above.

Dividends

During the quarter ended September 30, 2021, the Company declared monthly dividends of $0.217 per common share for July, August, and September 2021. The holder of the Operating Partnership Common Units is entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for July and August were paid during the quarter.   The September dividends and distributions were paid on October 15, 2021.

In September 2021, the Company declared the pro-rated monthly dividend on the Series A Preferred Shares for the period from the September issuance of these preferred shares in the amount of $0.041 per Depositary Share.  This dividend was recorded as a liability on the Condensed  Consolidated Balance Sheet at September 30, 2021, and was paid on October 1, 2021.

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

Reconciliations

The following table provides a reconciliation from net income to FFO, Core FFO and AFFO for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Reconciliation from Net Income to Funds from Operations
Net income	$36,830	$21,416	$89,570	$68,210
Less Series A preferred stock dividends	289	—	289	—
Net income attributable to Operating Partnership common unitholders	36,541	21,416	89,281	68,210
Depreciation of rental real estate assets	17,019	12,669	48,439	34,387
Amortization of lease intangibles - in-place leases and leasing costs	7,310	4,523	20,263	12,315
Provision for impairment	—	2,868	—	3,996
(Gain) loss on sale or involuntary conversion of assets, net	(3,470)	(970)	(13,285)	(7,567)
Funds from Operations - Operating Partnership common unitholders	$57,400	$40,506	$144,698	$111,341

Loss on extinguishment of debt and settlement of related hedges	-	-	14,614	-
Amortization of above (below) market lease intangibles, net	6,615	3,964	16,630	11,552
Core Funds from Operations - Operating Partnership common unitholders	$64,015	$44,470	$175,942	$122,893

Straight-line accrued rent	(3,215)	(2,294)	(8,779)	(5,614)
Stock based compensation expense	986	1,233	3,967	3,471
Amortization of financing costs	203	223	692	560
Non-real estate depreciation	159	135	462	365
Adjusted Funds from Operations - Operating Partnership common unitholders	$62,148	$43,767	$172,284	$121,675

Funds from Operations per common share and partnership unit - diluted	$0.82	$0.74	$2.18	$2.16
Core Funds from Operations per common share and partnership unit - diluted	$0.92	$0.81	$2.65	$2.39
Adjusted Funds from Operations per common share and partnership unit - diluted	$0.89	$0.80	$2.60	$2.36

Weighted average shares and Operating Partnership units outstanding
Basic	69,450,119	54,069,575	65,971,339	50,985,188
Diluted	69,939,467	54,903,291	66,299,732	51,499,081

Additional supplemental disclosure
Scheduled principal repayments	$201	$236	$594	$699
Capitalized interest	$36	$54	$200	$109
Capitalized building improvements	$1,921	$973	$4,376	$3,248

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

($ in thousands)

	2021
	(remaining)	2022	2023	2024	2025	Thereafter	Total
Mortgage Notes Payable	$205	$850	$29,167	$963	$1,026	$628	$32,839
Average Interest Rate	6.27%	6.27%	3.91%	6.27%	6.27%	6.27%

Senior Unsecured Notes	$—	$—	$—	$—	$50,000	$1,460,000	$1,510,000
Average Interest Rate					4.16%	3.15%

The fair value is estimated to be $33.8 million and $1,598.2 million for mortgage notes payable and senior unsecured notes, respectively, as of September 30, 2021.

The table above incorporates those exposures that exist as of September 30, 2021; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In May 2021 and July 2021, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $300.0 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending December 2022.  As of September 30, 2021, these interest rate swaps were valued as a liability of approximately $0.8 million.

The Company does not use derivative instruments for trading or other speculative purposes and the Company did not have any other derivative instruments or hedging activities as of September 30, 2021.

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

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.        Defaults upon Senior Securities

None.

ITEM 4.        Mine Safety Disclosures

Not applicable.

ITEM 5.        Other Information

Not applicable.

ITEM 6.        Exhibits

3.1

Articles Supplementary to the Articles of Incorporation of the Company designating the 4.250% Series A Cumulative Redeemable Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 13, 2021).

4.1

Master Deposit Agreement by and among the Company, Computershare Inc. and Computershare Trust Company, N.A., as depositary, and the holders from time to time of the depositary receipts described therein relating to shares of preferred stock of the Company, dated as of September 17, 2021 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed on September 17, 2021).

10.1

Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of September 17, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2021).

22	Subsidiary Guarantors of Agree Realty Corporation (incorporated by reference to Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Interim Chief Financial Officer

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Interim Chief Financial Officer

*101

The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the three months ended September 30, 2021 formatted in Inline iXBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

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

Agree Realty Corporation

/s/ Joel N. Agree
Joel N. Agree
President and Chief Executive Officer

/s/ Peter Coughenour
Peter Coughenour
Interim Chief Financial Officer
(Principal Financial Officer)

Date: November 1, 2021