Form 10-K
period 2021-12-31
AGREE REALTY CORP
filed 2022-02-22
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ⌧

The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was $4,857,492,055 as of June 30, 2021, based on the closing price of $70.49 on the New York Stock Exchange on that date.

At February 21, 2022, there were 71,285,311 shares of common stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholder meeting to be held in 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K as noted herein.

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

Item 1:       Business

General

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994. The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership of which the Company is the sole general partner and in which it held a 99.5% common interest as of December 31, 2021. Under the partnership agreement of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.  As of December 31, 2021, the Company’s portfolio consisted of 1,404 properties located in 47 states and totaling approximately 29.1 million square feet of gross leasable area (“GLA”).

As of December 31, 2021, the Company’s portfolio was approximately 99.5% leased and had a weighted average remaining lease term of approximately 9.3 years. A significant majority of the Company’s properties are leased to national tenants and approximately 67.0% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings (acting through Standard & Poor’s Financial Services LLC), Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

As of December 31, 2021, the Company had 57 full-time employees, covering acquisitions, development, legal, asset management, accounting, finance, administrative and executive functions.

The Company was incorporated in December 1993 under the laws of the State of Maryland.  The Company believes that it has operated, and it intends to continue to operate, in such a manner to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). In order to maintain qualification as a REIT, the Company must, among other things, distribute at least 90% of its REIT taxable income each year and meet asset and income tests. Additionally, its charter limits ownership of the Company, directly or constructively, by any single person to 9.8% of the value or number of shares, whichever is more restrictive, of its outstanding common stock and 9.8% of the value of the aggregate of all of its outstanding stock, subject to certain exceptions. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income that is distributed currently to its stockholders.

The Company’s principal executive offices are located at 70 E. Long Lake Road, Bloomfield Hills, MI 48304 and its telephone number is (248) 737-4190. The Company’s website is www.agreerealty.com. The Company’s reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Exchange Act and can be accessed through this site, free of charge, as soon as reasonably practicable after we electronically file or furnish such reports. These filings are also available on the SEC’s website at www.sec.gov. The Company’s website also contains copies of its corporate governance guidelines and code of business conduct and ethics, as well as the charters of its audit, compensation and nominating and governance committees. The information on the Company’s website is not part of this report.

Recent Developments

For a discussion of business developments that occurred in 2021, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” later in this report.  Certain summarized highlights are contained below.

Investments and Disposition Activity

During 2021, the Company completed approximately $1.42 billion of investments in net leased retail real estate, including acquisition and closing costs. Total investment volume includes the acquisition of 290 properties for an aggregate purchase price of approximately $1.39 billion and the completed development of four properties for an aggregate cost of approximately $31.0 million. These 294 properties are net leased to 92 different tenants operating in 27 sectors and are located in 43 states. These assets are 100% leased for a weighted average lease term of approximately 11.5 years.

During 2021, the Company sold 18 properties for net proceeds of $56.0 million.

Leasing

During 2021, excluding properties that were sold, the Company executed new leases, extensions or options on more than 603,000 square feet of GLA throughout its portfolio. The annualized base contractual rent associated with these new leases, extensions or options is approximately $6.7 million.

Dividends

The Company transitioned to a monthly cash dividend commencing in January 2021.  The Company increased its monthly dividend per common share from $0.207 to $0.217 in April 2021 and further increased the monthly dividend per common share to $0.227 in October 2021.

The December 2021 dividend per share of $0.227 represents an annualized dividend of $2.72 per share and an annualized dividend yield of approximately 3.8% based on the last reported sales price of our common stock listed on the NYSE of $71.36 on December 31, 2021.

The Company has paid a common cash dividend for 111 consecutive quarters, and although we expect to continue our policy of paying regular dividends, we cannot guarantee that we will maintain our current level of common dividends, that we will continue our recent pattern of increasing dividends per share or what our actual dividend yield will be in any future period.

In addition to its common dividends, the Company has paid monthly cash dividends on its 4.25% Series A Cumulative Redeemable Preferred Stock for all periods subsequent to its September 2021 issuance.

Financing

Equity

During 2021, the Company completed two follow-on public offerings of common stock under its shelf registration statement, issuing a total of 8,050,000 common shares.  These offerings generated total net proceeds of $548.4 million. Additionally, the Company completed a follow-on public offering of 5,750,000 shares of common stock, in connection with forward sale agreements. Upon settlement of the forward agreements, the offering is anticipated to raise net proceeds of approximately $374.8 million.

In September 2021, the Company completed its first underwritten public offering of depositary shares (the “Depositary Shares”), each representing 1/1,000th of a share of Series A Preferred Stock, which resulted in net proceeds to the Company of approximately $170.3 million.

In February 2021, the Company entered into a new $500 million at-the-market (“ATM”) program (the “2021 ATM Program”) through which the Company, from time to time, may sell shares of common stock and/or enter into forward sale agreements.

During 2021, the Company settled 3,129,982 shares of common stock under predecessor ATM programs, generating net proceeds of $197.0 million.  Additionally, the Company completed forward sale agreements under the 2021 ATM Program for 2,125,296 shares of common stock, for anticipated future net proceeds of $144.4 million. None of the forward sales agreements under the 2021 ATM Program have been settled.  The Company is required to settle these forward agreements by various dates between March and December 2022.

After considering the 2,125,296 shares of common stock subject to forward sale agreements under the 2021 ATM Program, the Company had approximately $349.7 million of availability remaining under the 2021 ATM Program as of December 31, 2021.

Debt

In May 2021, the Operating Partnership completed an underwritten public offering of $350 million aggregate principal amount of 2.000% Notes due 2028 (the “2028 Senior Unsecured Public Notes”) and $300 million in aggregate principal amount of 2.600% Notes due 2033 (the “2033 Senior Unsecured Public Notes”).  The 2028 Senior Unsecured Public Notes and the 2033 Senior Unsecured Public Notes are fully and unconditionally guaranteed by the Company and certain wholly owned subsidiaries of the Operating Partnership.  Considering the effect of terminated swap agreements relating to these notes, the blended all-in rates for the $350 million and $300 million principal amounts are 2.11% and 2.13%, respectively.

In May 2021, the Company used proceeds from the offering of the 2028 Senior Unsecured Public Notes and the 2033 Senior Unsecured Public Notes to repay all amounts outstanding under its unsecured term loans and settle the related swap agreements.

In December 2021, the Company entered into a Third Amended and Restated Revolving Credit Agreement which increased its senior unsecured revolving credit facility (the "Revolving Credit Facility") to $1.0 billion. The Revolving Credit Facility includes an accordion option that allows the Company to request additional lender commitments up to a total of $1.75 billion. The Revolving Credit Facility will mature in January 2026 with Company options to extend the maturity date to January 2027.  The Revolving Credit Facility's interest rate is based on a pricing grid with a range of 72.5 to 140 basis points over LIBOR, determined by the Company's credit ratings, subject to improvement based on certain criteria.

Business Strategies

Our primary business objectives are to capitalize on distinct market positioning in the retail net lease space, focus on 21st century industry-leading retailers through our external growth platforms, leverage our real estate acumen and relationships to identify superior risk-adjusted opportunities, maintain a conservative and flexible capital structure that enables growth, and provide consistent, high-quality earnings growth and a well-covered growing dividend.  The following is a discussion of our investment, financing and asset management strategies.

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

We seek to expand and enhance our portfolio by identifying the best risk-adjusted investment opportunities across our three external growth platforms: development, Partner Capital Solutions (“PCS”) and acquisitions.

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

We focus on four core principles that underlie our investment criteria:

●	omni-channel critical (e-commerce resistance), focusing on leading operators that have matured in omni-channel structure or those in e-commerce resistant sectors;
●	recession resistance, emphasizing a balanced portfolio with exposure to counter-cyclical sectors and retailers with strong credit profiles;
●	avoidance of private equity sponsorship, emphasizing leading operators with strong balance sheets and minimizing exposure to the possibility of such sponsorship overleveraging their acquisitions and reducing retailers’ abilities to invest in their businesses; and
●	adherence to strong real estate fundamentals and fungible buildings, protecting against unforeseen changes to our investment philosophies.

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

Financing

We seek to maintain a capital structure that provides us with the flexibility to manage our business and pursue our growth strategies, while allowing us to service our debt requirements and generate appropriate risk-adjusted returns for our stockholders. We believe these objectives are best achieved by a capital structure that consists primarily of common equity and prudent amounts of preferred equity and debt financing. However, we may raise capital in any form and under terms that we deem acceptable and in the best interest of our stockholders.

We have previously utilized common and preferred stock equity offerings, secured mortgage borrowings, unsecured bank borrowings, private placements and public offerings of senior unsecured notes and the sale of properties to meet our capital requirements. We continually evaluate our financing policies on an on-going basis in light of current economic conditions, access to various capital markets, relative costs of equity and debt securities, the market value of our properties and other factors.

We occasionally sell common stock through forward sale agreements, enabling the Company to set the price of shares upon pricing the offering while delaying the issuance of shares and the receipt of the net proceeds by the Company.

As of December 31, 2021, the Company’s ratio of total debt to enterprise value, assuming the conversion of common limited partnership interests in the Operating Partnership (“Operating Partnership Common Units”) into shares of common stock, was approximately 24.5%, and its ratio of total debt to total gross assets (before accumulated depreciation) was approximately 30.4%.

As of December 31, 2021, our total debt outstanding before deferred financing costs and original issue discount was $1.70 billion, including $32.6 million of secured mortgage debt that had a weighted average fixed interest rate of 4.16% (including the effects of interest rate swap agreements) and a weighted average maturity of 1.6 years, $1.51 billion of unsecured borrowings that had a weighted average fixed interest rate of 3.18% (including the effects of interest rate swap agreements) and a weighted average maturity of 8.4 years, and $160.0 million of floating rate borrowings under our revolving credit facility at a weighted average interest rate of approximately 1.84%.

Certain financial agreements to which the Company is a party contain covenants that limit its ability to incur debt under certain circumstances; however, our organizational documents do not limit the absolute amount or percentage of indebtedness that we may incur. As such, we may modify our borrowing policies at any time without stockholder approval.

Asset Management

We maintain a proactive leasing and capital improvement program that, combined with the quality and locations of our properties, has made our properties attractive to tenants. We intend to continue to hold our properties for long-term investment and, accordingly, place a strong emphasis on the quality of construction and an on-going program of regular and preventative maintenance. Our properties are designed and built to require minimal capital improvements other than renovations or alterations, typically paid for by tenants. Personnel from our corporate headquarters conduct regular inspections of each property, maintain regular contact with major tenants and engage in consistent dialogue to understand store performance and tenant sustainability.

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

Significant Tenants

No tenant accounted for more than 10.0% of our annualized base rent as of December 31, 2021. See “Item 2 – Properties” for additional information on our top tenants and the composition of our tenant base.

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

Americans with Disabilities Act of 1990

Our properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). Investigation of a property may reveal non-compliance with the ADA. Our tenants will typically have primary responsibility for complying with the ADA, but we may incur costs if the tenant does not comply. As of December 31, 2021, we have not received notice from any governmental authority, nor are we otherwise aware, of any non-compliance with the ADA that we believe would have a material adverse effect on our business, financial position or results of operations.

Human Capital

Team Members and Values

As of December 31, 2021, the Company had 57 full-time team members covering acquisitions, development, legal, asset management, accounting, finance, administrative, and executive functions as compared to 49 full-time team members as of December 31, 2020. The increased headcount is attributable to the Company’s need to support its current and future portfolio growth.

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

Our team members goal setting and performance feedback processes include formal quarterly and annual reviews and self and team leader reviews, as well as ongoing one-on-one meetings with team leaders. Professional development plans based on critical competencies are created and monitored to ensure progress is made along established timelines.

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

The “Agree Wellness Program” affords team members paid time off and holidays, fully equipped on-site fitness amenities, and leaves of absence for specified events.  Insurance coverages are provided for all team members and their dependents, including medical, dental, vision, disability, and life insurance. The Company pays 100% of medical, short-term, long-term, and life insurance premiums for the Company team members and their families.

COVID-19

During 2021, we have continued to focus on the safety of our team members in response to the COVID-19 pandemic.  To do so we have:

●	when warranted, closed our offices for non-essential functions and added remote work flexibility;
●	increased cleaning protocols;
●	maintained regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
●	implemented screening of any team members and vendors at our offices;
●	provided additional personal protective equipment and cleaning supplies;
●	maintained protocols to address actual and suspected COVID-19 cases and potential exposure;
●	limited non-essential travel for all team members; and
●	continued employing protocols regarding required masks and social distancing

Environmental, Social and Governance (ESG)

Environmental Sustainability

The Company, through its team members, understands that corporate and environmental responsibility is an ongoing endeavor and embraces responsibility to being a steward of the environment, using natural resources carefully, and meeting the goals of its tenant partners. We remain committed to using our time, talents, resources and relationships to grow in a manner that makes the world and the environment better for future generations.

The Company’s focus on industry leading, national and super-regional retailers provides for long-term relationships with some of the most environmentally conscientious retailers in the world. This is particularly meaningful because the Company’s portfolio is primarily comprised of properties that are leased to tenants under long-term net leases where the tenant is generally responsible for maintaining the property and implementing environmentally responsible practices. We are proud to know that our tenants have pioneered the use of environmentally-preferable solutions in their business practices in many ways. Additionally, the Company’s award-winning headquarters utilize green technologies including programmable thermostats, Low-E window glass, LEED HVAC systems and LED occupancy-sensored lighting.

Social Company Culture and Team Members

The Agree Wellness Program focuses on physical and financial wellness to enhance team members’ well-being.  The Company believes that team members who are healthy, fit, financially secure and motivated are team members who achieve personal and professional success.  Ongoing professional development is offered to help all team members advance their careers.  The Company regularly sponsors local charities and has received numerous local awards recognizing its outstanding corporate culture and wellness initiatives. The Company supports healthy living through enhanced health insurance, an on-site gym, training and education, various complementary meal programs and many other benefits.

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

Our Board has nine directors, seven of whom are independent.  Five new independent directors have been added since 2018.  Independent directors meet regularly, without the presence of officers or team members.  A Lead Independent Director was appointed in 2019.

The Board has adopted an insider trading policy that applies to all directors, officers and team members.  The Company does not have a stockholder rights plan (“poison pill”) and maintains stock ownership guidelines for directors and named executive officers requiring specified levels of stock ownership.  Time-vested stock grants to officers and team members vest over a five-year period to provide long-term alignment, while performance-based stock grants to named executive officers utilize total shareholder return, with the amount of the grants intended to increase as total returns to stockholders increase, further enhancing alignment.  Our board of directors has established a succession plan for the Chief Executive Officer to cover emergencies and other occurrences.  Finally, the Company annually submits “say-on-pay” advisory votes and has received support in excess of 95% for the past six years.

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

Risks Related to Our Business and Operations

The current pandemic of the novel coronavirus, or COVID-19, its variants, and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

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

Many states and cities, including where we own properties, have development sites and where our principal place of business is located, have also reacted by instituting quarantines, social distancing requirements, restrictions on travel, “shelter in place” rules, restrictions on the types of businesses that may continue to operate and/or restrictions on the types of construction projects that may continue. Although many of these jurisdictions have lifted some of these restrictions, the Company cannot predict whether and to what extent the restrictions will be reinstated, whether additional states and cities will implement similar restrictions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and our tenants operate. A number of our tenants had announced temporary closures of their stores and requested rent deferral or rent abatement during certain points during this pandemic.

Although the duration and severity of this pandemic are still uncertain, there is reason to believe that the success of vaccination efforts in the U.S. will have a positive impact on businesses, as federal, state and local restrictions are lifted, and individuals return to pre-pandemic activities.  However, COVID-19’s variants, its surges and resurgences in the population, and challenges relating to vaccine immunization are still having a very fluid and continuously evolving impact on businesses and consumers.

In addition, our team members based at our headquarters have worked remotely to varying extents. The effects of restrictions on our operations, including future restrictions and extended periods of remote work arrangements, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

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

Our properties are located in 47 states throughout the United States and in particular, the state of Texas (where 100 properties out of 1,404 properties are located, or 7.2% of our annualized base rent was derived as of December 31, 2021), Illinois (85 properties, or 5.9% of our annualized base rent) and Ohio (94 properties, or 5.8% of our annualized base rent). An economic downturn or other adverse events or conditions such as natural disasters in any of these areas, or any other area where we may have significant concentration in the future, could result in a material reduction of our cash flows or material losses to our company.

Our tenants are concentrated in certain retail sectors, which makes us susceptible to adverse conditions impacting these sectors.

As of December 31, 2021, 10.5%, 9.5% and 8.0% of our annualized contractual base rent and interest was derived from tenants operating in the grocery store, home improvement and convenience store sectors, respectively.  Similarly, we have concentrations in other sectors such as tire and auto services, general merchandise, and off-price retail.  Any decrease in consumer demand for the products and services offered by our tenants operating in any industries for which we have concentrations could have an adverse effect on our tenants’ revenues, costs and results of operations, thereby adversely affecting their ability to meet their lease obligations to us.  As we continue to invest in properties, our portfolio may become more or less concentrated by industry sector.

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

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions, or other limitations under our indebtedness, annual dividend requirements or the REIT provisions of the Internal Revenue Code, state law and such other factors as our board of directors deems relevant. Further, we may issue new shares of common stock as compensation to our team members or in connection with public offerings or acquisitions. Any future issuances may substantially increase the cash required to pay dividends at current or higher levels.

Any preferred shares we may offer may have a fixed dividend rate that would not increase with any increases in the dividend rate of our common stock. Conversely, payment of dividends on our common stock is subject to payment in full of the dividends on any preferred shares and payment of interest on any debt securities we may offer.

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

We may desire to sell a property in the future because of changes in market conditions or poor tenant performance or to avail ourselves of other opportunities. We may also be required to sell a property in the future to meet secured debt obligations or to avoid a secured debt loan default. Real estate properties cannot generally be sold quickly, and we cannot assure you that we could always obtain a favorable price. We may be required to invest in the restoration or modification of a property before we can sell it, or we may need to obtain landlord consent to sell certain assets in which we have a leasehold interest in the land underlying the buildings. This lack of liquidity may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flows and our ability to pay dividends on our common stock.

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

At December 31, 2021, our ratio of total debt to enterprise value (assuming conversion of Operating Partnership Common Units into shares of common stock) was approximately 24.5%. Incurring substantial debt may adversely affect our business and operating results by:

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

While we expect LIBOR to be available in substantially its current form until the end of 2022, it is possible that LIBOR will become unavailable prior to that point. This could occur if, for example, sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.  Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges, such as adjusting interest rate accrual calculations and building a term structure for an alternative rate.  The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR.  Adjustments to systems and mathematical models to properly process and account for alternative rates will be required, which may strain the model risk management and information technology functions and result in substantial incremental costs for the Company.

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

Changes to the federal income tax laws are proposed regularly. Additionally, the REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain such changes could have an adverse impact on our business and financial results. In particular, H.R. 1, which took effect for taxable years that began on or after January 1, 2018 (subject to certain exceptions), as amended by the Coronavirus Aid, Relief, and Economic Security Act made many significant changes to the federal income tax laws that profoundly impacted the taxation of individuals, corporations (both regular C corporations as well as corporations that have elected to be taxed as REITs), and the taxation of taxpayers with overseas assets and operations. A number of changes that affect non-corporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes impact us and our stockholders in various ways, some of which are adverse or potentially adverse compared to prior law. While the IRS has issued some guidance with respect to certain of the new provisions, there are numerous interpretive issues that will require further guidance, and technical corrections legislation may be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or further changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress. In addition, while certain elements of tax reform legislation do not impact us directly as a REIT, they could impact the geographic markets in which we operate, the tenants that populate our properties and the customers who frequent our properties in ways, both positive and negative, that are difficult to anticipate. Other legislative proposals could be enacted in the future that could affect REITs and their stockholders. Prospective investors are urged to consult their tax advisors regarding the effect of these tax law changes and any other potential tax law changes on an investment in our common stock.

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

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets that is clearly identified in the manner specified in the Internal Revenue Code does not constitute gross income, and is not counted for purposes of income tests that apply to us as a REIT. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of the income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRSs.

Item 1B:       Unresolved Staff Comments

There are no unresolved staff comments.

Item 2:          Properties

As of December 31, 2021, our portfolio consisted of 1,404 properties located in 47 states and totaling approximately 29.1 million square feet of GLA.

As of December 31, 2021, our portfolio was approximately 99.5% leased and had a weighted average remaining lease term of approximately 9.3 years. A significant majority of our properties are leased to national tenants and approximately 67.0% of our annualized base rent was derived from tenants, or parents thereof, with an investment grade credit rating. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically subject to future rent increases based on fixed amounts or increases in the consumer price index and certain leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

Tenant Diversification

The following table presents annualized base rents for all tenants that generated 1.5% or greater of our total annualized base rent as of December 31, 2021:

($ in thousands)
	Annualized	% of Ann.
Tenant / Concept	Base Rent (1)	Base Rent
Walmart	$24,479	6.6%
Tractor Supply	14,406	3.9%
Dollar General	14,380	3.9%
Best Buy	13,166	3.5%
TJX Companies	12,274	3.3%
O'Reilly Auto Parts	11,869	3.2%
Kroger	10,798	2.9%
Hobby Lobby	10,595	2.8%
Lowe's	10,543	2.8%
Sherwin-Williams	10,290	2.8%
CVS	9,645	2.6%
Wawa	9,127	2.5%
Burlington	8,974	2.4%
Dollar Tree	7,906	2.1%
TBC Corporation	7,893	2.1%
Sunbelt Rentals	7,587	2.0%
AutoZone	7,013	1.9%
Home Depot	6,841	1.8%
Other(2)	174,025	46.9%
Total	$371,811	100.0%
(1)	Represents annualized contractual base rent on a straight-line basis as of December 31, 2021.
(2)	Includes tenants generating less than 1.5% of annualized contractual base rent.

Tenant Sector Diversification

The following table presents annualized base rents for all sectors as of December 31, 2021:

($ in thousands)
	Annualized	% of Ann.
Tenant Sector	Base Rent (1)	Base Rent
Grocery Stores	$39,070	10.5%
Home Improvement	35,291	9.5%
Convenience Stores	29,732	8.0%
Tire & Auto Service	29,017	7.8%
General Merchandise	24,144	6.5%
Off-Price Retail	23,459	6.3%
Auto Parts	23,009	6.2%
Dollar Stores	21,291	5.7%
Farm And Rural Supply	16,396	4.4%
Pharmacy	15,326	4.1%
Consumer Electronics	14,967	4.0%
Crafts And Novelties	12,825	3.4%
Warehouse Clubs	8,314	2.3%
Equipment Rental	7,913	2.1%
Discount Stores	7,731	2.1%
Restaurants - Quick Service	7,386	2.0%
Health & Fitness	7,248	2.0%
Health Services	6,818	1.8%
Dealerships	6,475	1.7%
Home Furnishings	5,696	1.5%
Restaurants - Casual Dining	4,770	1.3%
Specialty Retail	4,495	1.2%
Financial Services	4,019	1.1%
Theaters	3,854	1.0%
Sporting Goods	3,243	0.9%
Pet Supplies	2,597	0.7%
Entertainment Retail	2,333	0.6%
Apparel	1,201	0.3%
Beauty And Cosmetics	1,166	0.3%
Shoes	1,058	0.3%
Office Supplies	860	0.3%
Miscellaneous	107	0.1%
Total	$371,811	100.0%
(1)	Represents annualized contractual base rent on a straight-line basis as of December 31, 2021.

Geographic Diversification

The following table presents annualized base rents, by state, for our portfolio as of December 31, 2021:

($ in thousands)
	Annualized	% of Ann.
Tenant Sector	Base Rent (1)	Base Rent
Texas	$26,636	7.2%
Illinois	21,904	5.9%
Ohio	21,584	5.8%
Michigan	20,985	5.6%
Florida	20,903	5.6%
North Carolina	19,365	5.2%
New Jersey	19,200	5.2%
California	16,095	4.3%
Pennsylvania	15,324	4.1%
New York	14,124	3.8%
Georgia	12,471	3.4%
Virginia	10,787	2.9%
Wisconsin	10,370	2.8%
Connecticut	9,765	2.6%
Other(2)	132,298	35.6%
Total	$371,811	100.0%
(1)	Represents annualized contractual base rent on a straight-line basis as of December 31, 2021.
(2)	Includes states generating less than 2.5% of annualized contractual base rent.

Lease Expirations

The following table presents contractual lease expirations within the Company’s portfolio as of December 31, 2021, assuming that no tenants exercise renewal options:

($ and GLA in thousands)
		Annualized Base Rent (1)		Gross Leasable Area
	Number of		% of		% of
Year	Leases	Dollars	Total	Square Feet	Total
2022	13	$1,777	0.5%	86	0.3%
2023	49	10,332	2.8%	1,309	4.5%
2024	42	13,122	3.5%	1,560	5.4%
2025	68	17,064	4.6%	1,721	5.9%
2026	104	21,061	5.7%	2,169	7.5%
2027	96	23,036	6.2%	2,016	7.0%
2028	104	26,678	7.2%	2,306	8.0%
2029	130	36,676	9.9%	3,419	11.8%
2030	220	44,712	12.0%	3,249	11.2%
2031	133	31,976	8.6%	2,367	8.2%
Thereafter	555	145,377	39.0%	8,793	30.2%
Total	1,514	$371,811	100%	28,995	100.0%
(1)	Represents annualized contractual base rent on a straight-line basis as of December 31, 2021.

Developments

In the fourth quarter of 2021, construction continued on the Company’s third project with Gerber Collision in New Port Richey, Florida, which is expected to be completed during the second quarter of 2022, the Company’s first development with 7-Eleven in Saginaw, Michigan and the Company’s second Gerber Collision project in Pooler, Georgia, both of which are expected to be completed during the first quarter of 2022.

During the year ended December 31, 2021, the Company had seven development or PCS projects completed or under construction. Anticipated total costs for those projects are approximately $40.0 million and include the following completed or commenced projects:

Actual or
			Lease	Anticipated Rent
Tenant	Location	Lease Structure	Term	Commencement	Status
Burlington	Texarkana, TX	Build-to-Suit	11 years	Q1 2021	Complete
Grocery Outlet	Port Angeles, WA	Build-to-Suit	15 years	Q2 2021	Complete
Gerber Collision	Buford, GA	Build-to-Suit	15 years	Q2 2021	Complete
Floor & Décor	Naples, FL	Build-to-Suit	15 years	Q2 2021	Complete
7-Eleven	Saginaw, MI	Build-to-Suit	15 years	Q1 2022	Under Construction
Gerber Collision	Pooler, GA	Build-to-Suit	15 years	Q1 2022	Under Construction
Gerber Collision	New Port Richey, FL	Build-to-Suit	15 years	Q3 2022	Under Construction

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

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “ADC.” At February 21, 2022, there were 71,285,311 shares of our common stock issued and outstanding which were held by approximately 129 stockholders of record. The number of stockholders of record does not reflect persons or entities that held their shares in nominee or “street” name. In addition, at February 21, 2022 there were 347,619 outstanding Operating Partnership Common Units held by a limited partner other than our Company. The Operating Partnership Common Units are exchangeable into shares of common stock on a one-for-one basis.

Common stock repurchases during the three months ended December 31, 2021 were:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs
October 1, 2021 - October 31, 2021	—	$—	—	—
November 1, 2021 - November 30, 2021	—	—	—	—
December 1, 2021 - December 31, 2021	88	70.46	—	—
Total	88	$70.46	—	—

During the three months ended December 31, 2021, the Company withheld 88 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

There were no unregistered sales of equity securities during the three months ended December 31, 2021.

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

Item 6:        [Reserved]

Item 7:        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, and related notes thereto, included elsewhere in this Annual Report on Form 10-K and the “Cautionary Note Regarding Forward-Looking Statements” in “Item 1A – Risk Factors” above. Also refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2020 for additional discussion of our financial condition and results of operations, including a comparison of our results of operations for the years ended December 31, 2020 and December 31, 2019.

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive

Chairman, Richard Agree, and its common stock was listed on the NYSE in 1994.  The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership, of which the Company is the sole general partner and in which the Company held 99.5% common interest as of December 31, 2021.  Refer to Note 1-Organization in the Notes to the Consolidated Financial Statements in this Form 10-K for further information on the ownership structure.  Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

As of December 31, 2021, the Company’s portfolio consisted of 1,404 properties located in 47 states and totaling approximately 29.1 million square feet of GLA. The Company’s portfolio was approximately 99.5% leased and had a weighted average remaining lease term of approximately 9.3 years. A significant majority of the Company’s properties are leased to national tenants and approximately 67.0% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings (acting through Standard & Poor’s Financial Services LLC), Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

The Company elected to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 1994. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes and we intend to continue operating in such a manner.

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

Refer to Note 2 – Summary of Significant Accounting Policies – Rent Concessions – COVID-19 to the consolidated financial statements within this Annual Report on Form 10-K regarding the Company’s accounting policies for rent concessions.  Pursuant to the Company’s accounting elections, rental revenue continued to be recognized for tenants subject to deferral agreements, as long as such agreements did not result in a substantial increase in our rights as the lessor.  Rent deferrals did not have a material impact on revenues for the year ended December 31, 2021.

The continuing impact of the COVID-19 pandemic on our rental revenue for future periods still cannot be fully determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we continue to actively manage our response in collaboration with tenants, government officials and business partners and assess potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, see Part I, Item 1A, “Risk Factors.”

Results of Operations

Overall

The Company’s real estate investment portfolio grew from approximately $3.30 billion in gross investment amount representing 1,129 properties with 22.7 million square feet of gross leasable space as of December 31, 2020 to approximately $4.37 billion in gross investment amount representing 1,404 properties with 29.1 million square feet of gross leasable space at December 31, 2021. The Company’s real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2021 on acquisitions that were made during 2020. Similarly, the full rental income impact of acquisitions made during 2021 will not be seen until 2022.

Acquisitions

During the year ended December 31, 2021, the Company acquired 290 retail net lease assets for approximately $1.39 billion, which includes acquisition and closing costs. These properties are located in 43 states and are leased to 92 different tenants operating in 27 diverse retail sectors for a weighted average lease term of approximately 11.5 years. The underwritten weighted average capitalization rate on the Company’s 2021 acquisitions was approximately 6.2%.1

Dispositions

During the year ended December 31, 2021, the Company sold 18 properties for net proceeds of $56.0 million and recorded a net gain of $14.9 million. The weighted average capitalization rate on the Company’s 2021 dispositions was approximately 6.4%.1

Development and Partner Capital Solutions

During the year ended December 31, 2021, the Company commenced four development or PCS projects. At December 31, 2021 the Company had three development or Partner Capital Solutions projects under construction.

Comparison of Year Ended December 31, 2021 to Year Ended December 31, 2020

	Year Ended		Variance
	December 31, 2021	December 31, 2020	(in dollars)	(percentage)
Rental Income	$339,067	$248,309	$90,758	37%
Real Estate Tax Expense	$25,513	$21,428	$4,085	19%
Property Operating Expense	$13,996	$9,023	$4,973	55%
Depreciation and Amortization Expense	$95,729	$66,758	$28,971	43%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisition and the ownership of an increased number of properties during the year ended December 31, 2021 compared to the year ended December 31, 2020, as further described under Results of Operations - Overall above.

General and administrative expenses increased $4.7 million, or 22%, to $25.5 million for the year ended December 31, 2021, compared to $20.8 million for the year ended December 31, 2020.  The increase was primarily the result of increased employee headcount and increased compensation costs.  General and administrative expenses for the year ended December 31, 2020 included a one-time $1.5 million extension bonus incurred in connection with an executive employment

1 When used within this discussion, “weighted average capitalization rate” for acquisitions and dispositions is defined by the Company as the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the purchase and sale prices.

agreement. General and administrative expenses as a percentage of total revenue decreased to 7.5% for the year ended December 31, 2021 compared to 8.4% for the year ended December 31, 2020.

Provision for impairment decreased to $1.9 million for the year ended December 31, 2021, compared to $4.1 million for the year ended December 31, 2020. Provisions for impairment reflect the amount by which current book value exceeds estimated fair value and are not necessarily comparable period-to-period.

Interest expense increased $10.3 million, or 26%, to $50.4 million for the year ended December 31, 2021, compared to $40.1 million for the year ended December 31, 2020.  The increase in interest expense was primarily a result of higher levels of borrowings in 2021 in comparison to 2020, partially offset by a reduction in interest rates on certain debt.

Gain on sale of assets increased to $14.9 million for the year ended December 31, 2021, compared to $8.0 million for the year ended December 31, 2020.  Gains on sales of assets are dependent on the levels of disposition activity and the assets’ basis relative to their sales prices.  As a result, such gains are not necessarily comparable period-to-period.

Income tax expense increased $1.3 million, or 121%, to $2.4 million for the year ended December 31, 2021, compared to $1.1 million for the year ended December 31, 2020. Income tax expense increased due to the acquisition and the ownership of additional properties during the year ended December 31, 2021 compared to the year ended December 31, 2020. Additionally, the Company recognized additional income tax expense of $0.5 million during the year ended December 31, 2021 relating to 2020 operations upon filing of annual tax returns in 2021.

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

Net income increased $30.9 million, or 34%, to $122.9 million for the year ended December 31, 2021, compared to $92.0 million for the year ended December 31, 2020.  The increase was primarily driven by the increased number of properties during the year ended December 31, 2021, partially offset by the repayment and settlement charge discussed above.  After allocation of income to preferred stockholders, net income attributable to common stockholders increased $28.7 million, or 31% to $120.1 million for the year ended December 31, 2021, compared to $91.4 million for the year ended December 31, 2020. The allocation of income to the preferred stockholders began upon the September 2021 issuance of the Series A Preferred Stock – see Liquidity and Capital Resources - Equity below.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on our outstanding indebtedness, dividends and distributions to its stockholders and holders of the units of the Operating Partnership (the “Operating Partnership Common Units”), and future property acquisitions and development.

The Company expects to meet its short-term liquidity requirements through cash provided from operations and borrowings under its revolving credit facility. As of December 31, 2021, available cash and cash equivalents, including cash held in escrow, was $45.3 million. As of December 31, 2021, the Company had $160.0 million outstanding on its revolving credit facility and $840.0 million was available for future borrowings, subject to its compliance with covenants.  The Company anticipates funding its long-term capital needs through cash provided from operations, borrowings under its revolving credit facility, the issuance of debt and common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.  In December 2021, the Company amended and restated its revolving credit agreement, increasing its current and potential future borrowing capacity – see Senior Unsecured Revolving Credit Facility below.

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

Capitalization

As of December 31, 2021, the Company’s total enterprise value was approximately $6.94 billion.  Total enterprise value consisted of $5.11 billion of common equity (based on the December 31, 2021 closing price of Company common stock on the NYSE of $71.36 per share and assuming the conversion of Operating Partnership Common Units), $175 million of preferred equity (stated at liquidation value) and $1.70 billion of total debt including (i) $160.0 million of borrowings under its revolving credit facility; (ii) $1.51 billion of senior unsecured notes; (iv) $32.6 million of mortgage notes payable; less (v) cash, cash equivalents, and cash held in escrow of $45.3 million. The Company’s ratio of total debt to total enterprise value was 24.5% at December 31, 2021.

At December 31, 2021, the non-controlling interest in the Operating Partnership consisted of a 0.5% common ownership interest in the Operating Partnership. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of Company common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all Operating Partnership Common Units, there would have been 71,632,930 shares of common stock outstanding at December 31, 2021.

Equity

Shelf Registration

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

In December 2021, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase additional 750,000 shares, in connection with forward sale agreements. Upon settlement, the offering is anticipated to raise net proceeds of approximately $374.8 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreements. As of December 31, 2021, the Company had not received any proceeds from the sale of shares of its common stock by the forward purchasers.

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

Dividends on the Series A Preferred Shares will be payable monthly in arrears on the first day of each month (or, if not on a business day, on the next succeeding business day). The dividend rate is 4.25% per annum of the $25,000 (equivalent to $25.00 per Depositary Share) liquidation preference. The first pro-rated dividend on the Series A Preferred Stock was paid on October 1, 2021 and was in an amount equivalent to $0.04132 per Depositary Share. Subsequent dividends on the Series A Preferred Shares will be in amount of $0.08854 per Depositary Share, equivalent to $1.0625 per annum.

The Company may not redeem the Series A Preferred Shares before September 2026 except in limited circumstances to preserve its status as a real estate investment trust for federal income tax purposes and except in certain circumstances upon the occurrence of a change of control of the Company.  Beginning in September 2026, the Company, at its option, may redeem the Series A Preferred Shares, in whole or from time to time in part, by paying $25.00 per Depositary Share, plus any accrued and unpaid dividends. Upon the occurrence of a change in control of the Company, if the Company does not otherwise redeem the Series A Preferred Shares, the holders have a right to convert their shares into common stock of the Company at the $25.00 per share liquidation value, plus any accrued and unpaid dividends.  This conversion value is limited by a share cap if the Company’s stock price falls below a certain threshold.

ATM Programs

The Company enters into ATM programs through which the Company, from time to time, sells shares of common stock and enters into forward sale agreements.  The results of ATM programs entered into during 2019 and 2020 are shown in the following table.  These ATM programs have been terminated and no future issuances will occur under them.

			Net Proceeds Received
Program Year	Size ($ million)	Shares Issued	($ million)
2019	$400.0	5,172,872	$362.9
2020	$400.0	3,334,056	$209.5

In February 2021, the Company entered into a new $500 million ATM program (the “2021 ATM Program”) through which the Company, from time to time, may sell shares of common stock and/or enter into forward sale agreements.  As of December 31, 2021, the Company entered into forward sale agreements to sell an aggregate of 2,125,296 shares of common stock under the 2021 ATM Program, for anticipated net proceeds of $144.4 million. The Company had not settled any shares of these forward sale agreements as of December 31, 2021. The Company is required to settle the remaining outstanding shares of common stock under the 2021 ATM Program by various dates between March and December 2022. After considering the 2,125,296 shares of common stock subject to forward sale agreements issued under the 2021 ATM Program, the Company had approximately $349.7 million of availability remaining under this program as of December 31, 2021.

Debt

The below table summarizes the Company’s outstanding debt as of December 31, 2021 and December 31, 2020 (presented in thousands):

	All-in		Principal Amount Outstanding
Senior Unsecured Revolving Credit Facility	Interest Rate	Maturity	December 31, 2021	December 31, 2020
Revolving Credit Facility (1)	0.88%	January 2026	$160,000	$92,000
Total Credit Facility			$160,000	$92,000

Unsecured Term Loans (2) (3)
2023 Term Loan	2.40%		$—	40,000
2024 Term Loan Facility	3.09%		—	65,000
2024 Term Loan Facility	2.43%		—	35,000
2026 Term Loan	4.26%		—	100,000
Total Unsecured Term Loans			$—	$240,000

Senior Unsecured Notes (3)
2025 Senior Unsecured Notes	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes (4)	2.11%	June 2028	350,000	—
2028 Senior Unsecured Notes	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes (4)	3.49%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	October 2031	125,000	125,000
2033 Senior Unsecured Public Notes (4)	2.13%	June 2033	300,000	—
Total Senior Unsecured Notes			$1,510,000	$860,000

Mortgage Notes Payable
CMBS Portfolio Loan	3.60%	January 2023	$23,640	$23,640
Single Asset Mortgage Loan	5.01%	September 2023	4,622	4,622
Portfolio Credit Tenant Lease	6.27%	July 2026	4,372	5,172
Total Mortgage Notes Payable			$32,635	$33,434

Total Principal Amount Outstanding			$1,702,635	$1,225,434
(1)	The annual interest rate of the Revolving Credit Facility (defined below) assumes one-month LIBOR as of December 31, 2021 of 0.11%.
(2)	The Unsecured Term Loans were repaid in May 2021.
(3)	Interest rate includes the effects of variable interest rates that have been swapped to fixed interest rates.
(4)	The principal amount outstanding for the 2028 Senior Unsecured Public Notes, the 2030 Senior Unsecured Public Notes, and the 2033 Senior Unsecured Public Notes are presented excluding their original issue discounts.

Senior Unsecured Revolving Credit Facility

In December 2019, the Company entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement. This agreement provided for a $500 million unsecured revolving credit facility. It also provided for a $65 million unsecured term loan facility and a $35 million unsecured term loan facility. All amounts outstanding under these unsecured term loan facilities were repaid in May 2021 (see Unsecured Term Loan Facilities below) and cannot be reborrowed against.

In December 2021, the Company entered into a Third Amended and Restated Revolving Credit Agreement which increases its senior unsecured revolving credit facility (the "Revolving Credit Facility") to $1.0 billion. The Revolving Credit Facility includes an accordion option that allows the Company to request additional lender commitments up to a total of $1.75 billion. The Revolving Credit Facility will mature in January 2026 with Company options to extend the maturity date to January 2027.

The Revolving Credit Facility's interest rate is based on a pricing grid with a range of 72.5 to 140 basis points over LIBOR, determined by the Company's credit ratings. The margins for the Revolving Credit Facility are subject to improvement based on the Company's leverage ratio, provided its credit ratings meet a certain threshold. Based on the Company's credit ratings and leverage ratio at the time of closing, pricing on the Revolving Credit Facility was 77.5 basis points over LIBOR. In connection with the Company's ongoing environmental, social and governance ("ESG") initiatives, pricing may be reduced if specific ESG ratings are achieved.

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

Unsecured Term Loan Facilities

Prior to May 2021, the Company had a $40 million unsecured term loan facility that matures July 2023 (the “2023 Term Loan”), $100 million in unsecured term loan facilities maturing in January 2024 (the “2024 Term Loan Facilities”) and a $100 million unsecured term loan facility maturing in January 2026 (the “2026 Term Loan”).  The 2023 Term Loan, the 2024 Term Loans and 2026 Term Loan all bore interest based on LIBOR plus a credit spread and were subject to interest rate swap agreements.

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

Prior to the repayments of the 2023 Term Loan, the 2024 Term Loan Facilities and the 2026 Term Loan, these loans were subject to all-in interest rates of 2.40%, 2.86% and 4.26%, respectively, including the effects of related swap agreements.

Senior Unsecured Notes

In May 2015, the Company and the Operating Partnership completed a private placement of $100 million principal amount of senior unsecured notes. The senior unsecured notes were sold in two series; $50 million of 4.16% notes due May 2025 (the “2025 Senior Unsecured Notes”) and $50 million of 4.26% notes due May 2027 (the “2027 Senior Unsecured Notes”).

In July 2016, the Company and the Operating Partnership completed a private placement of $60 million aggregate principal amount of 4.42% senior unsecured notes due July 2028 (the “2028 Senior Unsecured Notes”).

In September 2017, the Company and the Operating Partnership completed a private placement of $100 million aggregate principal amount of 4.19% senior unsecured notes due September 2029 (the “2029 Senior Unsecured Notes”).

In September 2018, the Company and the Operating Partnership entered into two supplements to uncommitted master note facilities previously entered into with institutional purchasers. Pursuant to the supplements, the Operating Partnership completed a private placement of $125 million aggregate principal amount of 4.32% senior unsecured notes due September 2030 (the “2030 Senior Unsecured Notes”).

In October 2019, the Company and the Operating Partnership closed on a private placement of $125 million of 4.47% senior unsecured notes due October 2031 (the “2031 Senior Unsecured Notes”).  In March 2019, the Company entered into forward-starting interest rate swap agreements to fix the interest for $100 million of long-term debt until maturity.

The Company terminated the swap agreements at the time of pricing the 2031 Senior Unsecured Notes, which resulted in an effective annual fixed rate of 4.41% for $100 million aggregate principal amount of the 2031 Senior Unsecured Notes. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the $125 million aggregate principal amount of 2031 Senior Unsecured Notes is 4.42%.

All of the senior unsecured notes described in the preceding paragraphs were sold to only institutional investors in private placements pursuant to Section 4(a)(2) of the Securities Act.

In August 2020, the Operating Partnership completed an underwritten public offering of $350 million in aggregate principal amount of 2.900% Senior Unsecured Public Notes due 2030 (the “2030 Senior Unsecured Public Notes”). The 2030 Senior Unsecured Public Notes are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership. The terms of the 2030 Senior Unsecured Public Notes are governed by an indenture, dated August 17, 2020, among the Operating Partnership, the Company and U.S. Bank National Association, as trustee (as amended and supplemented by an officer’s certificate dated August 17, 2020, the “Indenture”). The Indenture contains various restrictive covenants, including limitations on the ability of the guarantors and the issuer to incur additional indebtedness and requirements to maintain a pool of unencumbered assets. The Company terminated related swap agreements of $200.0 million that hedged the 2030 Senior Unsecured Public Notes, paying $23.4 million upon termination. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the $350 million aggregate principal amount of 2031 Senior Unsecured Notes is 3.49%.

In May 2021, the Operating Partnership completed an underwritten public offering of $350 million aggregate principal amount of its 2.000% Notes due 2028 (the “2028 Senior Unsecured Public Notes”) and $300 million in aggregate principal amount of 2.600% Notes due 2033 (the “2033 Senior Unsecured Public Notes”).  The 2028 Senior Unsecured Public Notes and the 2033 Senior Unsecured Public Notes are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership.  The terms of the 2028 Senior Unsecured Public Notes and the 2033 Senior Unsecured Public Notes are governed by an indenture, dated August 17, 2020, among the Operating Partnership, the Company and U.S. Bank National Association, as trustee (as amended and supplemented by an officer’s certificate dated May 14, 2021, the “Indenture”). The Indenture contains various restrictive covenants, including limitations on the ability of the guarantors and the issuer to incur additional indebtedness and requirements to maintain a pool of unencumbered assets.  The Company terminated related swap agreements of $300 million that hedged the 2033 Senior Unsecured Public Notes, receiving $16.7 million upon termination. Considering the effect of the terminated swap agreements, the blended all-in rates to the Company for the $350 million aggregate principal amount of the 2028 Senior Unsecured Public Notes and the $300 million aggregate principal amount of the 2033 Senior Unsecured Public Notes are 2.11% and 2.13%, respectively.

Mortgage Notes Payable

As of December 31, 2021, the Company had total gross mortgage indebtedness of $32.6 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $38.9 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.16% as of December 31, 2021 and 4.21% as of December 31, 2020.

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

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of December 31, 2021, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its material loan covenants and obligations as of December 31, 2021.

Cash Flows

Operating -- Most of the Company’s cash from operations is generated by rental income from its investment portfolio.  Net cash provided by operating activities for the year ended December 31, 2021 increased by $103.4 million over 2020, primarily due to the increase in the size of the Company’s real estate investment portfolio, as well as in increase in cash received upon settlement of outstanding interest rate swap agreements.

Investing -- Net cash used in investing activities was $86.8 million higher during the year ended December 31, 2021, compared to 2020.  Acquisitions of properties during 2021 were $74.0 million higher than 2020, due to overall increases in the level of acquisition activity.  Development costs during the year ended December 31, 2021 were $21.8 million higher than 2020, due to the timing of costs incurred related to the Company’s development activity.  Proceeds from asset sales increased by $8.3 million during the year ended December 31, 2021 compared to 2020. Proceeds from asset sales are dependent on levels of disposition activity and the specific assets sold. Proceeds from asset sales are not necessarily comparable period-to-period.

Financing -- Net cash provided by financing activities was $54.9 million higher during the year ended December 31, 2021, compared to 2020.  Net proceeds from the issuance of common stock and preferred stock increased by $19.0 million during the year ended December 31, 2021 compared to 2020, primarily to fund the increased level of acquisitions occurring in 2021.  Net proceeds from the issuance of senior unsecured notes increased by $290.9 million during the year ended December 31, 2021, compared to 2020, also to fund the increased level of acquisitions occurring in 2021 as well as to pay off $240.0 million in unsecured term loans.  Increases in equity and debt issuances also included an increase in net borrowings on the Revolving Credit Facility of $65.0 million during the year ended December 31, 2021 compared to 2020.  The Company increased its total dividends and distributions paid to its stockholders and non-controlling owners by $79.9 million during 2021 compared to 2020.  The Company’s annualized common dividend during the fourth quarter of 2021 is $2.72 per common share, a 9.7% increase over the annualized $2.48 per common share declared in the fourth quarter of 2020.

Material Cash Requirements

In conducting our business, the Company enters into contractual obligations, including those for debt and operating leases for land. Detail of these obligations as of December 31, 2021, including expected settlement periods, is contained below (presented in thousands):

	Payments due by period

	2022	2023	2024	2025	2026	Thereafter	Total
Mortgage Notes Payable	$850	$29,167	$963	$1,026	$629	$—	$32,635
Revolving Credit Facility (1)	—	—	—	—	160,000	—	160,000
Senior Unsecured Notes	—	—	—	50,000	—	1,460,000	1,510,000
Land Lease Obligations	1,533	1,533	7,449	1,197	1,195	29,850	42,757
Estimated Interest Payments on Outstanding Debt (2)	52,282	51,376	51,088	49,986	40,410	206,748	451,890
Total	$54,665	$82,076	$59,500	$102,209	$202,234	$1,696,598	$2,197,282
(1)	The balloon payment balance includes the balance outstanding under the Revolving Credit Facility as of December 31, 2021. The Revolving Credit Facility matures in January 2026, with options to extend the maturity to extend its maturity date by six months up to two times, for a maximum maturity of January 2027.
(2)	Estimated interest payments are based on (i) the stated rates for mortgage notes payable, including the effect of interest rate swap agreements and (ii) the stated rates for senior unsecured notes, including the effect of interest rate swap agreements.

In addition to items reflected in the table above, the Company has issued preferred stock with cumulative cash dividends, as described under Equity – Preferred Stock Offering above.

During the year ended December 31, 2021 the Company had seven development or Partner Capital Solutions projects completed or under construction, for which three remain under construction as of December 31, 2021. Anticipated total costs for the seven projects are approximately $40.0 million. These construction commitments will be funded using cash provided from operations, current capital resources on hand, and/or other sources of funding available to the Company.

The Company’s recurring obligations under its tenant leases for maintenance, taxes, and/or insurance will also be funded through the sources available to the Company described earlier.

Dividends

During the fourth quarter of 2021 the Company declared monthly dividends of $0.227 per common share for October, November, and December 2021. The holder of the Operating Partnership Common Units is entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for October and November were paid during the quarter.   The December dividends and distributions were paid on January 14, 2022.

During the fourth quarter of  2021, the Company declared a monthly dividend on the Series A Preferred Shares for October, November, and December 2021 in the amount of $0.08854 per Depositary Share. The December dividend was paid on January 3, 2022.

Recent Accounting Pronouncements

Refer to “Note 2 – Summary of Significant Accounting Policies” in the consolidated financial statements for a summary and anticipated impact of each accounting pronouncement on the Company’s financial statements.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company’s management to use judgement in the application of accounting policies, including making estimates and assumptions.  Management bases estimates on the best information available at the time, its experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  If management’s judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting principles would have been applied, resulting in different presentations of the consolidated financial statements.  From time-to-time, the Company may re-evaluate its estimates and assumptions.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain.  A summary of the Company’s critical accounting policies is included below.  This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 to our consolidated financial statements.

Accounting for Acquisitions of Real Estate

The acquisition of property for investment purposes is typically accounted for as an asset acquisition. The Company allocates the purchase price to land, building and identified intangible assets and liabilities, based in each case on their relative estimated fair values and without giving rise to goodwill. In making estimates of fair values, the Company may use various sources, including data provided by independent third parties, as well as information obtained by the Company as a result of due diligence, including expected future cash flows of the property and various characteristics of the markets where the property is located. Certain estimates, including those around market land values, building replacement values, and market rental rates, are inherently subjective. While estimates of market land values and market rental rates are based on available market data, each land parcel and building are unique, and significant judgment may be required in developing the assumptions. The use of different assumptions in the allocation of the purchase price of the acquired properties could affect the timing of recognition of the related revenue and expenses.

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

The valuation of impaired assets is determined using valuation techniques including discounted cash flow analysis, analysis of recent comparable sales transactions and purchase offers received from third parties. The Company may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of its real estate.

The expected cash flows of a property are dependent on estimates and other factors subject to change, including (1) changes in the national, regional, and/or local economic climates and/or market conditions, (2) competition from other retail, (3) increases in operating costs, (4) bankruptcy and/or other changes in a tenant’s condition and (5) expected holding period. These factors could cause our expected future cash flows from a property to change, and, as a result, an impairment could be considered to have occurred. Determination of the fair value of a property for purposes of measuring impairment involves significant judgment.

Non-GAAP Financial Measures

Funds from Operations (“FFO” or “Nareit FFO”)

FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“Nareit”) to mean net income computed in accordance with GAAP, excluding gains (or losses) from sales of real estate assets and/or changes in control, plus real estate related depreciation and amortization and any impairment charges on depreciable real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider FFO to be helpful in evaluating a real estate company’s operation.

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

The following table provides a reconciliation of net income to FFO, Core FFO, and AFFO for the years ended December 31, 2021, 2020, and 2019:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Reconciliation from Net Income to Funds from Operations
Net income	$122,876	$91,972	$80,763
Less Series A preferred stock dividends	2,148	—	—
Net income attributable to Operating Partnership common unitholders	120,728	91,972	80,763
Depreciation of rental real estate assets	66,732	48,367	34,349
Amortization of lease intangibles - in-place leases and leasing costs	28,379	17,882	11,071
Provision for impairment	1,919	4,137	1,609
(Gain) loss on sale or involuntary conversion of assets, net	(15,111)	(8,004)	(13,306)
Funds from Operations - Operating Partnership common unitholders	$202,647	$154,354	$114,486

Loss on extinguishment of debt and settlement of related hedges	14,614	—	—
Amortization of above (below) market lease intangibles, net	24,284	15,885	13,501
Core Funds from Operations - Operating Partnership common unitholders	$241,545	$170,239	$127,987

Straight-line accrued rent	(11,857)	(7,818)	(7,093)
Deferred tax expense (benefit)	—	—	(475)
Stock based compensation expense	5,467	4,995	4,106
Amortization of financing costs	1,197	826	706
Non-real estate depreciation	618	509	283
Adjusted Funds from Operations - Operating Partnership common unitholders	$236,970	$168,751	$125,514

Funds from Operations per common share and partnership unit - diluted	$3.00	$2.93	$2.75
Core Funds from Operations per common share and partnership unit - diluted	$3.58	$3.23	$3.08
Adjusted Funds from Operations per common share and partnership unit - diluted	$3.51	$3.20	$3.02

Weighted average shares and Operating Partnership common units outstanding
Basic	67,149,861	52,185,838	40,924,965
Diluted	67,486,698	52,744,353	41,571,233

Additional supplemental disclosure
Scheduled principal repayments	$799	$907	$2,401
Capitalized interest	$249	$172	$410
Capitalized building improvements	$5,821	$5,581	$2,451

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal payments (presented in thousands) and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes.  Average interest rates shown reflect the impact of the swap agreements described later in this section.

	2022	2023	2024	2025	2026	Thereafter	Total
Mortgage Notes Payable	$850	$29,167	$963	$1,026	$629	$—	$32,635
Average Interest Rate	6.27%	3.91%	6.27%	6.27%	6.27%

Revolving Credit Facility (1)	$—	$—	$—	$—	$160,000	$—	$160,000
Average Interest Rate					1.84%

Senior Unsecured Notes	$—	$—	$—	$50,000	$—	$1,460,000	$1,510,000
Average Interest Rate				4.16%		3.15%
(1)	The balloon payment balance includes the balance outstanding under the Revolving Credit Facility as of December 31, 2021. The Revolving Credit Facility matures in January 2026, with options to extend the maturity to extend its maturity date by six months up to two times, for a maximum maturity of January 2027.

The fair value is estimated at $33.9 million for the mortgage notes payable and $1.57 billion for the senior unsecured notes as of December 31, 2021. The fair value of the Revolving Credit Facility approximates its book value as its variable rate debt.

The table above incorporates those exposures that exist as of December 31, 2021; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In May 2021 and July 2021, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $300 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending December 2022.  As of December 31, 2021, these interest rate swaps were valued as a liability of approximately $1.5 million.

The Company does not use derivative instruments for trading or other speculative purposes, and the Company did not have any other derivative instruments or hedging activities as of December 31, 2021.

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

Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2021.

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

Item 9B:       Other Information

None.

Item 9C:       Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10:       Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to our 2022 Annual Meeting of Stockholders (the “Proxy Statement”), all of which is incorporated by reference: “Proposal I – Election of Directors”; “Board Matters –The Board of Directors”; “Board Matters –Committees of the Board”; “Board Matters –Corporate Governance”; “Executive Officers”; “Additional Information – Delinquent Section 16(a) Reports”; and “Additional Information – Proposals for 2022 Annual Meeting.”

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

Item 12:       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes the equity compensation plan under which our common stock may be issued as of December 31, 2021.

Number of Securities
Remaining Available for
	Number of Securities to		Future Issuance Under
	be Issued Upon	Weighted Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants and	Outstanding Options,	Securities Reflected in
	Rights	Warrant and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	488,069	(1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	488,069
(1)	Relates to various stock-based awards available for issuance under the Agree Realty Corporation 2020 Omnibus Incentive Plan, including incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, performance shares and units, unrestricted stock awards and dividend equivalent rights.

Additional information required by this item is set forth under the following caption in our Proxy Statement, all of which is incorporated herein by reference: “Security Ownership of Certain Beneficial Owners and Management.”

Item 13:       Certain Relationships and Related Transactions, and Director Independence

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
● Reports of Independent Registered Public Accounting Firm
● Consolidated Balance Sheets as of December 31, 2021 and 2020
● Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2021, 2020, and 2019
● Consolidated Statement of Equity for the Years Ended December 31, 2021, 2020, and 2019
● Consolidated Statements of Cash Flow for the Years Ended December 31, 2021, 2020, and 2019
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

3.7	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 25, 2019).

3.8	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 10, 2021).

3.9	Articles Supplementary of the Company, dated September 13, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 13, 2021).

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

4.10

Indenture Officer’s Certificate, dated as of May 14, 2021, among Agree Limited Partnership, Agree Realty Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 14, 2021).

4.11	Form of Global Note for 2.000% Notes due 2028 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 14, 2021).

4.12	Form of Global Note for 2.600% Notes due 2033 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 14, 2021).

4.13

Form of 2028 Guarantee by and among Agree Limited Partnership, Agree Realty Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 14, 2021).

4.14

Form of 2033 Guarantee by and among Agree Limited Partnership, Agree Realty Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 14, 2021).

4.15

Master Deposit Agreement, by and among Agree Realty Corporation, Computershare Inc. and Computershare Trust Company, N.A., as depositary, and the holders from time to time of the depositary receipts described therein relating to shares of preferred stock of the Company, dated as of September 17, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on September 17, 2021).

10.1

Note Purchase Agreement, dated as of August 3, 2017, among Agree Limited Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.2

Uncommitted Master Note Facility, dated as of August 3, 2017, among Agree Limited Partnership, the Company and Teachers Insurance and Annuity Associate of America (“TIAA”) and each TIAA Affiliate (as defined therein) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.3

Uncommitted Master Note Facility, dated as of August 3, 2017, among Agree Limited Partnership, the Company and Teachers Insurance and AIG Asset Management (U.S.), LLC (“AIG”) and each AIG Affiliate (as defined therein) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.4+

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

10.6*	Summary of Director Compensation.

10.7+	Agree Realty Corporation 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.8+

Form of Restricted Stock Agreement under the Agree Realty Corporation 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.9+

Form of Performance Share Award Agreement pursuant to the Agree Realty Corporation 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.10+

Agree Realty Corporation 2017 Executive Incentive Plan, dated February 16, 2017 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.11

Note Purchase Agreement dated as of May 28, 2015 by and among Agree Limited Partnership, the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2015).

10.12

Note Purchase Agreement, dated as of July 28, 2016, by and among Agree Limited Partnership, the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.13	Form of Revolving Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2018).

10.14

First Supplement to Uncommitted Master Note Facility, dated as of September 26, 2018, among Agree Limited Partnership, Agree Realty Corporation and Teachers Insurance and Annuity Association of America (“TIAA”) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.15

First Supplement to Uncommitted Master Note Facility, dated as of September 26, 2018, among Agree Limited Partnership, Agree Realty Corporation, AIG Asset Management (U.S.), LLC and the institutional investors named therein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on  Form 10-Q for the quarter ended September 30, 2018).

10.16

Reimbursement Agreement, dated as of November 18, 2014, by and between the Company and Richard Agree (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.17+	Form of Performance Unit Award Notice (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.18

Note Purchase Agreement, dated as of June 14, 2019, among Agree Limited Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.19+

Summary of Material Terms of Compensation Arrangement with Danielle M. Spehar (effective December 7, 2019). (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.21+	Agree Realty Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 23, 2020).

10.22+

Form of Restricted Stock Agreement under the Agree Realty Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 20, 2020).

10.23+

Form of Performance Unit Agreement under the Agree Realty Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 20, 2020).

10.24+

Employment Agreement, dated October 9, 2020, by and between Agree Realty Corporation and Joel Agree (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2020).

10.25+

Employment Agreement dated June 18, 2020, between Agree Realty Corporation and Craig Erlich (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 19, 2020).

10.26+

Addendum to Employment Agreement dated August 19, 2020, between Agree Realty Corporation and Craig Erlich (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 19, 2020).

10.27+

Employment Agreement, dated as of February 22, 2021, between Agree Realty Corporation and Simon Leopold (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2021).

10.28

Second Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of September 17, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2021).

10.29

Third Amended and Restated Credit Agreement, dated as of December 15, 2021, by and among Agree Realty Corporation, Agree Limited Partnership, PNC Bank, National Association as Administrative Agent, and a

syndicate of lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2021).

10.30+*	Employment Agreement, dated December 7, 2021, between Agree Realty Corporation and Peter Coughenour.

10.31+*	Form of Restricted Stock Notice (Non-Employee Directors) under the Agree Realty Corporation 2020 Omnibus Incentive Plan.

21*	Subsidiaries of Agree Realty Corporation.

22*	Subsidiary Guarantors of Agree Realty Corporation.

23.1*	Consent of Grant Thornton LLP.

24*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer.

101*

The following materials from Agree Realty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text.

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

Item 16:      Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Agree Realty Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Agree Realty Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 22, 2022 expressed an unqualified opinion on those financial statements.

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

February 22, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Agree Realty Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Agree Realty Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2022 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Fair value measurements used in the purchase price allocation of real estate acquisitions

As described further in Notes 2 and 4 to the consolidated financial statements, the acquisition of property for investment purposes is typically accounted for as an asset acquisition. The Company allocates the purchase price primarily to land, buildings and identified intangible assets and liabilities, based in each case on their relative estimated fair values and without giving rise to goodwill. During 2021, the Company purchased 290 retail net lease assets for approximately $1.39 billion. We identified the fair value measurements used in the purchase price allocation of real estate acquisitions as a critical audit matter.

The principal consideration for our determination that the fair value measurements used in the purchase price allocation of real estate acquisitions are a critical audit matter is that auditing management’s determination of fair value is challenging due to the high degree of auditor judgment necessary in evaluating certain assumptions made by management. Those significant assumptions include market land value and market rent.

Our audit procedures related to the fair value measurements used in the purchase price allocation of real estate acquisitions included the following, among others. We obtained an understanding and tested the design and operating effectiveness of relevant controls to allocate the purchase price of real estate acquisitions, including controls over the selection and review of inputs and assumptions used to estimate fair value. For a selection of real estate acquisitions, our real estate valuation professionals evaluated the reasonableness of key inputs and assumptions used to determine fair value by comparing the Company’s market land and market rent values to independently developed ranges using relevant market data derived from industry transaction databases and published industry reports. For a selection of real estate acquisitions and a selection of leases, we compared the Company’s market land and market rent values to independently developed ranges for reasonableness and to consider if management bias was present. Our procedures included performing sensitivity analyses over these significant assumptions.

Impairment of real estate investments

As of December 31, 2021, the Company’s net real estate investments totaled $4.37 billion. During 2021, the Company recognized real estate impairment charges of $1.9 million. As described in Notes 2 and 4 to the consolidated financial statements, the Company reviews its real estate investments and related lease intangibles for possible impairment when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. We identified impairment of real estate investments as a critical audit matter.

The principal consideration for our determination that impairment of real estate investments is a critical audit matter is that auditing management’s assessment of impairment is challenging due to the high degree of auditor judgment necessary in evaluating management’s indicators of possible impairment and the key inputs and assumptions used in forecasting undiscounted future cash flows for cost recoverability.

Our audit procedures related to impairment of real estate investments included the following, among others. We obtained an understanding and tested the design and operating effectiveness of relevant controls over the evaluation of possible impairments of real estate investments, such as internal controls over the Company’s monitoring of the real estate investment portfolio, and the Company’s assessments of recoverability. We evaluated the completeness of the population of real estate investments with indicators of impairment requiring further analysis. We evaluated the reasonableness of the methods and significant inputs and assumptions used in the undiscounted cash flow analyses including the probability of outcomes, estimated holding periods, and potential disposal proceeds to be received upon a sale. We evaluated these inputs and assumptions by comparing them to a combination of observable market data and historical performance of the identified real estate investments, which involved the use of our real estate valuation specialists. Our assessment included sensitivity analyses over these significant assumptions, and we considered whether such assumptions were consistent with evidence obtained in other areas of the audit.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2013.

Philadelphia, Pennsylvania

February 22, 2022.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	December 31,	December 31,
	2021	2020
ASSETS
Real Estate Investments
Land	$1,559,434	$1,094,550
Buildings	3,034,391	2,371,553
Less accumulated depreciation	(233,862)	(172,577)
	4,359,963	3,293,526
Property under development	7,148	10,653
Net Real Estate Investments	4,367,111	3,304,179

Real Estate Held for Sale, net	5,676	1,199

Cash and Cash Equivalents	43,252	6,137

Cash Held in Escrows	1,998	1,818

Accounts Receivable - Tenants, net	53,442	37,808

Lease Intangibles, net of accumulated amortization of
$180,532 and $125,995 at December 31, 2021 and December 31, 2020, respectively	672,020	473,592

Other Assets, net	83,407	61,450

Total Assets	$5,226,906	$3,886,183

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	December 31,	December 31,
	2021	2020
LIABILITIES
Mortgage Notes Payable, net	$32,429	$33,122

Unsecured Term Loans, net	—	237,849

Senior Unsecured Notes, net	1,495,200	855,328

Unsecured Revolving Credit Facility	160,000	92,000

Dividends and Distributions Payable	16,881	34,545

Accounts Payable, Accrued Expenses, and Other Liabilities	70,005	71,390

Lease Intangibles, net of accumulated amortization of
$29,726 and $24,651 at December 31, 2021 and December 31, 2020, respectively	33,075	35,700

Total Liabilities	1,807,590	1,359,934

EQUITY
Preferred Stock, $.0001 par value per share, 4,000,000 shares authorized,
7,000 shares Series A outstanding, at stated liquidation value of $25,000 per share, at December 31, 2021, no shares issued and outstanding at December 31, 2020	175,000	—
Common stock, $.0001 par value, 180,000,000 and 90,000,000 shares
authorized, 71,285,311 and 60,021,483 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	7	6
Additional paid-in-capital	3,395,549	2,652,090
Dividends in excess of net income	(147,366)	(91,343)
Accumulated other comprehensive income (loss)	(5,503)	(36,266)

Total Equity - Agree Realty Corporation	3,417,687	2,524,487
Non-controlling interest	1,629	1,762
Total Equity	3,419,316	2,526,249

Total Liabilities and Equity	$5,226,906	$3,886,183

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

	Year Ended
	2021	2020	2019
Revenues
Rental income	$339,067	$248,309	$187,279
Other	256	259	199
Total Revenues	339,323	248,568	187,478

Operating Expenses
Real estate taxes	25,513	21,428	15,520
Property operating expenses	13,996	9,023	6,749
Land lease expense	1,552	1,301	1,242
General and administrative	25,456	20,793	15,566
Depreciation and amortization	95,729	66,758	45,703
Provision for impairment	1,919	4,137	1,609
Total Operating Expenses	164,165	123,440	86,389
Gain (loss) on sale of assets, net	14,941	8,004	13,306
Gain (loss) on involuntary conversion, net	170	—	—
Income from Operations	190,269	133,132	114,395

Other (Expense) Income
Interest expense, net	(50,378)	(40,097)	(33,094)
Income tax (expense) benefit	(2,401)	(1,086)	(538)
Loss on early extinguishment of term loans and settlement of related interest rate swaps	(14,614)	—	—
Other (expense) income	—	23	—
Net Income	122,876	91,972	80,763

Less net income attributable to non-controlling interest	603	591	682
Net income attributable to Agree Realty Corporation	122,273	91,381	80,081
Less Series A preferred stock dividends	2,148	—	—
Net Income Attributable to Common Stockholders	$120,125	$91,381	$80,081

Net Income Per Share Attributable to Common Stockholders
Basic	$1.79	$1.76	$1.96
Diluted	$1.78	$1.74	$1.93

Other Comprehensive Income
Net income	$122,876	$91,972	$80,763
Amortization of interest rate swaps	950	698	(14)
Change in fair value and settlement of interest rate swaps	29,980	(30,694)	(7,973)
Total comprehensive income (loss)	153,806	61,976	72,776
Less comprehensive income (loss) attributable to non-controlling interest	770	369	611

Comprehensive Income (Loss) Attributable to Agree Realty Corporation	$153,036	$61,607	$72,165

Weighted Average Number of Common Shares Outstanding - Basic	66,802,242	51,838,219	40,577,346

Weighted Average Number of Common Shares Outstanding - Diluted	67,139,079	52,396,734	41,223,614

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

							Accumulated
						Dividends in	Other
	Preferred Stock		Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2018	—	—	37,545,790	4	1,277,592	(42,945)	1,424	2,411	$1,238,486
Issuance of common stock, net of issuance costs	—	—	7,993,519	—	472,746	—	—	—	472,746
Repurchase of common shares	—	—	(22,011)	—	(1,406)	—	—	—	(1,406)
Issuance of stock under the 2014 Omnibus Incentive Plan	—	—	58,735	1	—	—	—	—	1
Forfeiture of restricted stock	—	—	(2,410)	—	(29)	—	—	—	(29)
Stock-based compensation	—	—	—	—	4,009	—	—	—	4,009
Dividends and distributions declared for the period	—	—	—	—	—	(94,230)	—	(791)	(95,021)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	(7,916)	(71)	(7,987)
Net income	—	—	—	—	—	80,081	—	682	80,763
Balance, December 31, 2019	—	$—	45,573,623	$5	$1,752,912	$(57,094)	$(6,492)	$2,231	$1,691,562
Issuance of common stock, net of issuance costs	—	—	14,418,612	1	896,117	—	—	—	896,118
Repurchase of common shares	—	—	(20,927)	—	(1,641)	—	—	—	(1,641)
Issuance of stock under the 2014 Omnibus Incentive Plan	—	—	48,942	—	—	—	—	—	—
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	4,541	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(3,308)	—	(9)	—	—	—	(9)
Stock-based compensation			—	—	4,711	—	—	—	4,711
Dividends and distributions declared for the period	—	—	—	—	—	(125,630)	—	(838)	(126,468)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	(29,774)	(222)	(29,996)
Net income	—	—	—	—	—	91,381	—	591	91,972
Balance, December 31, 2020	—	$—	60,021,483	$6	$2,652,090	$(91,343)	$(36,266)	$1,762	$2,526,249
Issuance of Series A preferred stock, net of issuance costs	7,000	175,000	—	—	(4,692)	—	—	—	170,308
Issuance of common stock, net of issuance costs	—	—	11,179,982	1	744,846	—	—	—	744,847
Repurchase of common shares	—	—	(28,051)	—	(1,813)	—	—	—	(1,813)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	138,894	—	320	—	—	—	320
Forfeiture of restricted stock	—	—	(26,997)	—	(560)	—	—	—	(560)
Stock-based compensation	—	—	—	—	5,358	—	—	—	5,358
Series A preferred dividends declared for the period	—	(2,148)	—	—	—	—	—	—	(2,148)
Common dividends and distributions declared for the period	—	—	—	—	—	(176,148)	—	(903)	(177,051)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	30,763	167	30,930
Net income	—	2,148	—	—	—	120,125	—	603	122,876
Balance, December 31, 2021	7,000	$175,000	71,285,311	$7	$3,395,549	$(147,366)	$(5,503)	$1,629	$3,419,316

Cash dividends declared per depositary share of Series A preferred stock:
For the three months ended March 31, 2021		$—
For the three months ended June 30, 2021		$—
For the three months ended September 30, 2021		$0.041
For the three months ended December 31, 2021		$0.266

Cash dividends declared per common share:
For the three months ended March 31, 2021				$0.621
For the three months ended June 30, 2021				$0.651
For the three months ended September 30, 2021				$0.651
For the three months ended December 31, 2021				$0.681

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash Flows from Operating Activities
Net income	$122,876	$91,972	$80,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,729	66,758	45,703
Amortization from above (below) market lease intangibles, net	24,284	15,885	13,501
Amortization from financing and credit facility costs	2,360	1,444	1,284
Stock-based compensation	4,798	4,702	3,980
Provision for impairment	1,919	4,137	1,609
Gain (loss) on settlement of interest rate swaps	16,748	(22,668)	788
(Gain) loss on sale of assets	(14,941)	(8,004)	(13,306)
Write-off of unamortized financing costs upon debt extinguishment	1,250	—	—
(Increase) decrease in accounts receivable	(16,304)	(11,983)	(6,071)
(Increase) decrease in other assets	(3,231)	(1,503)	(2,150)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	10,827	2,216	606
Net Cash Provided by Operating Activities	246,315	142,956	126,707

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(1,400,685)	(1,326,696)	(708,144)
Development of real estate investments and other assets, net of reimbursements
(including capitalized interest of $249 in 2021, $109 in 2020, and $410 in 2019)	(41,464)	(19,617)	(24,428)
Payment of leasing costs	(468)	(1,227)	(411)
Net proceeds from sale of assets	56,002	47,698	65,464
Net Cash Used in Investing Activities	(1,386,615)	(1,299,842)	(667,519)

Cash Flows from Financing Activities
Proceeds from Series A preferred stock offering, net	170,308	—	—
Proceeds from common stock offerings, net	744,847	896,118	472,746
Repurchase of common shares	(1,813)	(1,641)	(1,406)
Unsecured revolving credit facility borrowings (repayments), net	68,000	3,000	70,000
Payments of mortgage notes payable	(799)	(3,683)	(24,404)
Payments of unsecured term loans	(240,000)	—	(18,543)
Proceeds from senior unsecured notes	640,623	349,745	125,000
Payment of Series A preferred dividends	(1,529)	—	—
Payment of common stock dividends	(194,296)	(116,112)	(90,257)
Distributions to non-controlling interest	(1,042)	(824)	(782)
Payments for financing costs	(6,704)	(3,919)	(3,360)
Net Cash Provided by Financing Activities	1,177,595	1,122,684	528,994

Net Increase (Decrease) in Cash and Cash Equivalents and Cash Held in Escrow	37,295	(34,202)	(11,818)
Cash and cash equivalents and cash held in escrow, beginning of period	7,955	42,157	53,975
Cash and cash equivalents and cash held in escrow, end of period	$45,250	$7,955	$42,157

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$56,150	$37,710	$29,925
Cash paid for income tax	$1,816	$1,150	$666

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Operating lease right of use assets added upon implementation of leases standard on January 1, 2019	$—	$—	$7,505
Additional lease right of use assets added under new ground leases after January 1, 2019	$6,302	$1,064	12,167
Operating lease right of use assets disposed of upon acquisition of underlying ground leased land	$—	$—	(3,059)
Series A preferred dividends declared and unpaid	$620	$—	—
Common stock dividends and limited partners' distributions declared and unpaid	$16,261	$34,545	$25,014
Change in accrual of development, construction and other real estate investment costs	$(5,537)	$10,465	$4,330

See accompanying notes to consolidated financial statements.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

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

The Company’s assets are held by, and all of our operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.5% common equity interest as of December 31, 2021.  There is a one-for-one relationship between the limited partnership interests in the Operating Partnership (“Operating Partnership Common Units”) owned by the Company and shares of Company common stock outstanding.  The Company also owns a Series A preferred equity interest in the Operating Partnership.  This preferred equity interest corresponds to the Company’s Series A Preferred Stock (see Note 6- Common and Preferred Stock), providing guaranteed income and distributions to the Company equal to the dividends payable on that stock.  Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the “Company,” “Management,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of Agree Realty Corporation include the accounts of the Company, the Operating Partnership and its wholly owned subsidiaries. The Company, as the sole general partner, held 99.5% and 99.4% of the Operating Partnership common equity as of December 31, 2021 and 2020, respectively, as well as the Series A preferred equity interest. All material intercompany accounts and transactions are eliminated, including the Company’s Series A preferred equity interest in the Operating Partnership.

Non-controlling Interest

At December 31, 2021 and 2020, the non-controlling interest in the Operating Partnership consisted of a 0.5% and 0.6% ownership interest in the Operating Partnership held by the Company’s founder and chairman, respectively. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of common stock. The Company as sole general partner of the Operating Partnership has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all non-controlling Operating Partnership Units, there would have been 71,632,930 shares of common stock outstanding at December 31, 2021.

Significant Risks and Uncertainties

Currently, one of the most significant risks and uncertainties continues to be the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, and its variants.  The COVID-19 pandemic has had repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted economic activity and had contributed to significant volatility and negative pressure in financial markets.  The COVID-19 pandemic has resulted in a number of our tenants temporarily closing their stores and requesting rent deferrals or rent abatements during this pandemic. Although the duration and severity of this pandemic are still uncertain, there is reason to believe that the success of vaccination efforts in the U.S. will have a positive impact on businesses, as federal, state and local restrictions are lifted and individuals return to pre-pandemic activities.  However, the virus’s variants, its surges and resurgences in the population, and challenges relating to vaccine immunization are still having a very fluid and continuously evolving impact on businesses and consumers.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

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

During the year ended December 31, 2021, the Company collected substantially all rent payments originally contracted for in the period. However, the extent to which the COVID-19 pandemic continues to impact our operations and those of our tenants will still depend on future developments which are still uncertain, including the scope, severity and remaining duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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

Assets are classified as real estate held for sale based on specific criteria as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant & Equipment.  Properties classified as real estate held for sale are recorded at the lower of their carrying value or their fair value, less anticipated selling costs. Any properties classified as held for sale are not depreciated. Assets are generally classified as real estate held for sale once management has actively engaged in marketing the asset and has received a firm purchase commitment that is expected to close within one year. The Company classified one operating property as held for sale at both December 31, 2021 and 2020, the assets for which are separately presented in the Consolidated Balance Sheets.

Real estate held for sale consisted of the following as of December 31, 2021 and 2020 (presented in thousands):

	December 31, 2021	December 31, 2020
Land	$4,485	$313
Building	—	1,019
Lease intangibles - asset	1,213	132
Lease intangibles - (liability)	—	(285)
	5,698	1,179
Accumulated depreciation and amortization, net	(22)	20
Total Real Estate Held for Sale, net	$5,676	$1,199

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

Acquisitions of Real Estate

The acquisition of property for investment purposes is typically accounted for as an asset acquisition. The Company allocates the purchase price to land, buildings and identified intangible assets and liabilities, based in each case on their relative estimated fair values and without giving rise to goodwill. Intangible assets and liabilities represent the value of in-place leases and above- or below-market leases. In making estimates of fair values, the Company may use various sources, including data provided by independent third parties, as well as information obtained by the Company as a result of its due diligence, including expected future cash flows of the property and various characteristics of the markets where the property is located.

In allocating the fair value of the identified tangible and intangible assets and liabilities of an acquired property, land is valued based upon comparable market data or independent appraisals.  Buildings are valued on an as-if vacant basis based on a cost approach utilizing estimates of cost and the economic age of the building or an income approach utilizing various market data. In-place lease intangibles are valued based on the Company’s estimates of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition. Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition and the Company’s estimate of current market lease rates for the property.  In the case of sale-leaseback transactions, it is typically assumed that the lease is not in-place prior to the close of the transaction.

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

The following schedule summarizes the Company’s amortization of lease intangibles for the years ended December 31, 2021, 2020, and 2019 (presented in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Lease intangibles (in-place)	$27,827	$17,413	$10,619
Lease intangibles (above-market)	30,596	21,523	18,107
Lease intangibles (below-market)	(6,312)	(5,638)	(4,607)
Total	$52,111	$33,298	$24,119

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

The following schedule represents estimated future amortization of lease intangibles as of December 31, 2021 (presented in thousands):

Year Ending December 31,	2022	2023	2024	2025	2026	Thereafter	Total
Lease intangibles (in-place)	$34,016	$31,799	$29,227	$27,010	$24,807	$134,233	$281,092
Lease intangibles (above-market)	37,996	35,621	31,569	29,236	27,486	229,020	390,928
Lease intangibles (below-market)	(5,563)	(4,851)	(4,181)	(3,745)	(3,391)	(11,344)	(33,075)
Total	$66,449	$62,569	$56,615	$52,501	$48,902	$351,909	$638,945

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

Cash and Cash Equivalents and Cash Held in Escrow

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of deposit and checking accounts.  Cash held in escrows primarily relates to delayed like-kind exchange transactions pursued under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).  The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company had $44.0 million and $7.0 million in cash and cash held in escrow as of December 31, 2021 and 2020, respectively, in excess of the FDIC insured limit.

Per the requirements of ASU 2016-18 (Topic 230, Statement of Cash Flows) the following table provides a reconciliation of cash and cash equivalents and cash held in escrow, both as reported within the consolidated balance sheets, to the total of the cash, cash equivalents and cash held in escrow as reported within the consolidated statements of cash flows (presented in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$43,252	$6,137
Cash held in escrow	1,998	1,818
Total of cash and cash equivalents and cash held in escrow	$45,250	$7,955

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

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the Accounts Receivable - Tenants line item in the Consolidated Balance Sheets. The balance of straight-line rent receivables at December 31, 2021 and 2020 was $40.9 million and $29.8 million, respectively. To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce rental income.

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. During 2021 and 2020, the Company’s assessment specifically included the impact of the COVID-19 pandemic, which represents a material risk to collectability (see Significant Risks and Uncertainties above).  In the event that collectability with respect to any tenant changes, the Company recognizes an adjustment to rental revenue. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue.

As of December 31, 2021, the Company has three tenants where collection is no longer considered probable. For these tenants, the Company is recording rental income on a cash basis and has written off any outstanding receivables, including straight-line rent receivables. Adjustments to rental revenue related to potentially uncollectible charges under these tenant leases had an immaterial impact to Rental Income and Net Income for the year-ended December 31, 2021.

In addition to the tenant-specific collectability assessment performed, the Company also recognizes a general allowance, as a reduction to rental revenue, for its operating lease receivables which are not expected to be fully collectible based on the potential for settlement of arrears. As of December 31, 2021, this allowance was $0.8 million.

The Company’s leases provide for reimbursement from tenants for common area maintenance (“CAM”), insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursement revenue is estimated each period and is recognized as rental revenue in the period the recoverable costs are incurred and accrued, and the related revenue is earned.  The balance of unbilled operating cost reimbursement receivable at December 31, 2021 and 2020 was $9.1 million and $4.1 million, respectively.

The Company has adopted the practical expedient in FASB ASC 842, Leases (“ASC 842”) that allows lessors to combine non-lease components with the lease components when the timing and patterns of transfer for the lease and non-lease components are the same and the lease is classified as an operating lease. As a result, all rental and reimbursements pursuant to tenant leases are reflected as one line, “Rental Income,” in the Consolidated Statement of Operations and Comprehensive Income.

Rent Concessions – COVID-19

The Company has provided lease concessions to certain tenants in response to the impact of COVID-19, primarily in the form of rent deferrals.  The Company made an election to account for such lease concessions consistent with how those concessions would be accounted for under ASC 842 if enforceable rights and obligations for those concessions had already existed in the leases.  This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in our rights as lessor, including concessions that result in the total payments required by the modified lease being substantially the same as or less than total payments required by the original lease.

Substantially all of the Company’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments.  The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its lease receivable as tenant payments accrue and continues to recognize rental income.  As of December 31, 2021, the Company has $0.5 million of deferred rent receivables outstanding, net of repayments that have occurred, relating to COVID-19 lease concessions.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

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

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net earnings per share of common stock for each of the periods presented (presented in thousands, except for share data):

	Year Ended December 31,
	2021	2020	2019
Net income attributable to Agree Realty Corporation	$122,273	$91,381	$80,081
Less: Series A preferred stock dividends	(2,148)	—	—
Net income attributable to common stockholders	120,125	91,381	80,081
Less: Income attributable to unvested restricted shares	(369)	(297)	(379)
Net income used in basic and diluted earnings per share	$119,756	$91,084	$79,702

Weighted average number of common shares outstanding	67,004,069	52,013,137	40,771,300
Less: Unvested restricted stock	(201,827)	(174,918)	(193,954)
Weighted average number of common shares outstanding used in basic earnings per share	66,802,242	51,838,219	40,577,346

Weighted average number of common shares outstanding used in basic earnings per share	66,802,242	51,838,219	40,577,346
Effect of dilutive securities:
Share-based compensation	118,460	95,103	98,740
September 2018 Forward Equity Offering	—	—	269,785
April 2019 Forward Equity Offering	—	—	277,225
2019 ATM Forward Equity Offerings	—	14,289	518
2020 ATM Forward Equity Offerings	153,200	19,777	—
April 2020 Forward Equity Offerings	—	429,346	—
2021 ATM Forward Equity Offerings	50,757	—	—
December 2021 Forward Offering	14,420	—	—
Weighted average number of common shares outstanding used in diluted earnings per share	67,139,079	52,396,734	41,223,614

For the year ended December 31, 2021, 849 shares of common stock related to the 2021 at-the-market (“ATM”) forward equity offerings, 5,360 shares of common stock related to the 2020 ATM forward equity offerings, and 2,092 restricted shares were granted in 2021 were anti-dilutive and were not included in the computation of diluted earnings per share.

For the year ended December 31, 2020, 27,753 shares of common stock related to the 2020 ATM forward equity offerings, 17,114 shares of common stock related to the 2019 ATM forward equity offerings, and 1,547 performance units were granted in 2020 were anti-dilutive and were not included in the computation of diluted earnings per share.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

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

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2021, the Company believes it has qualified as a REIT. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.  Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

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
December 31, 2021

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

Employment Agreement

In October 2020, the Company entered into a new employment agreement with Joel Agree to extend Mr. Agree’s term as President and Chief Executive Officer of the Company through September 30, 2023 (the “Agreement”). The Agreement supersedes Mr. Agree’s prior employment agreement with the Company, which had a term that was scheduled to expire on June 30, 2021.  The term of Mr. Agree’s employment under the Agreement extends through September 30, 2023, and will automatically renew for successive two-year periods unless either party provides notice of non-renewal at least 60 days prior to the expiration of any term.  The Agreement revised and updated, as applicable, Mr. Agree’s salary, incentive compensation, termination, death and disability, and change in control provisions, as well as provided for a one-time $1.5 million extension bonus that was recognized as general and administrative expense during the year ended December 31, 2020.

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

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

Level 1 –	Valuation is based upon quoted prices in active markets for identical assets or liabilities.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”).  The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets.  The amendments in ASU 2020-06 are effective for the Company for fiscal years beginning after December 15, 2021. The Company adopted this guidance on January 1, 2022 and does not expect it to have a material impact on its financial statements.

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

Note 3 – Leases

Tenant Leases

The Company is primarily focused on the ownership, acquisition, development and management of retail properties leased to industry leading tenants.  As of December 31, 2021, the Company’s portfolio was approximately 99.5% leased and had a weighted average remaining lease term (excluding extension options) of approximately 9.3 years. A significant majority of its properties are leased to national tenants and approximately 67.0% of its annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners.

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

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

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

The following table includes information regarding contractual lease payments for the Company’s operating leases for which it is the lessor, for the years ended December 31, 2021, 2020 and 2019 (presented in thousands).

	For the Year Ended December 31,
	2021	2020	2019
Total lease payments	$352,797	$257,390	$193,843
Less: Operating cost reimbursements and percentage rents	36,929	28,248	21,137
Total non-variable lease payments	$315,868	$229,142	$172,706

At December 31, 2021, future non-variable lease payments to be received from the Company’s operating leases for the next five years and thereafter are as follows (presented in thousands):

Year Ending December 31,	2022	2023	2024	2025	2026	Thereafter	Total
Future non-variable lease payments	$357,888	$351,828	$340,612	$328,784	$310,965	$1,744,997	$3,435,074

Deferred Revenue

As of December 31, 2021, and 2020, there was $13.5 million and $6.1 million, respectively, in deferred revenues resulting from rents paid in advance.

Land Lease Obligations

The Company is the lessee under land lease agreements for certain of its properties. ASC 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases, whether qualifying as operating or finance.  As of December 31, 2021 and 2020, the Company had $61.1 million and $44.5 million of right of use assets, recognized within Other Assets in the Consolidated Balance Sheets, respectively, while the corresponding lease obligations of $25.0 million and $17.3 million, respectively, were recognized within Accounts Payable, Accrued Expenses, and Other Liabilities on the Consolidated Balance Sheets as of these dates.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

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

Amortization of the right of use assets for operating land leases is classified as land lease expense and was $1.6 million, $1.3 million, and $1.2 million for the years ending December 31, 2021, 2020, and 2019, respectively. There was no amortization of right of use assets for finance land leases, as the underlying leased asset (land) has an infinite life.  Interest expense on finance land leases was $0.2 million during the year ended December 31, 2021, while there was no such expense incurred during the years ended December 31, 2020 or 2019.

The following tables include information on the Company’s land leases for which it is the lessee, for the years ending December 31, 2021, 2020, and 2019 (presented in thousands).

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Operating leases:
Operating cash outflows	$1,112	$1,069	$1,073
Weighted-average remaining lease term - operating leases (years)	33.8	38.3	38.2
Weighted-average discount rate - operating leases	4.13%	4.13%	4.13%

Finance leases:
Operating cash outflows	$215	$—	$—
Financing cash outflows	$93	$—	$—
Weighted-average remaining lease term - finance leases (years)	2.8	—	—
Weighted-average discount rate - operating leases	4.13%	—%	—%

Supplemental Disclosure:
Right-of-use assets obtained in exchange for new lease liabilities	$6,302	$1,064	$19,672
Right-of-use assets removed in exchange for real property	—	—	(3,025)
Right-of-use assets net change	$6,302	$—	$16,647

Maturity Analysis of Lease Liabilities for Operating Leases (presented in thousands)

Year Ending December 31,	2022	2023	2024	2025	2026	Thereafter	Total
Lease payments	$1,197	$1,197	$1,197	$1,197	$1,195	$29,850	$35,833
Imputed interest	(730)	(711)	(690)	(669)	(647)	(14,491)	(17,938)
Total lease liabilities	$467	$486	$507	$528	$548	$15,359	$17,895

Maturity Analysis of Lease Liabilities for Finance Leases (presented in thousands)

Year Ending December 31,	2022	2023	2024	2025	2026	Thereafter	Total
Lease payments	$336	$336	$6,252	$—	$—	$—	$6,924
Imputed interest	(255)	(252)	(207)	—	—	—	(714)
Total lease liabilities	$81	$84	$6,045	$—	$—	$—	$6,210

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

Note 4 – Real Estate Investments

Real Estate Portfolio

As of December 31, 2021, the Company owned 1,404 properties, with a total gross leasable area (“GLA”) of approximately 29.1 million square feet. Net Real Estate Investments totaled $4.37 billion as of December 31, 2021. As of December 31, 2020, the Company owned 1,129 properties, with a total GLA of approximately 22.7 million square feet. Net Real Estate Investments totaled $3.30 billion as of December 31, 2020.

Acquisitions

During 2021, the Company purchased 290 retail net lease assets for approximately $1.39 billion, which includes acquisition and closing costs. These properties are located in 43 states and had a weighted average lease term of approximately 11.5 years.  The aggregate 2021 acquisitions were allocated approximately $476.8 million to land, $654.3 million to buildings and improvements, $250.7 million to lease intangibles and $8.8 million to other assets.

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

The 2021 and 2020 acquisitions were substantially all cash purchases and there was no material contingent consideration associated with these acquisitions.

None of the Company’s investments during 2021 or 2020 caused any new or existing tenant to comprise 10% or more of the Company’s total assets or generate 10% or more of the Company’s total annualized contractual base rent at December 31, 2021 or 2020.

Developments

During 2021, the Company completed four development or Partner Capital Solutions (“PCS”) projects.  During 2020, nine such projects were completed. At December 31, 2021, the Company had three development or PCS projects under construction.

Dispositions

During 2021, the Company sold real estate properties for net proceeds of $56.0 million and recorded a net gain of $14.9 million.

During 2020, the Company sold real estate properties for net proceeds of $47.7 million and recorded a net gain of $8.0 million.

During 2019, the Company sold real estate properties for net proceeds of $65.5 million and recorded a net gain of $13.3 million.

Provisions for Impairment

As a result of the Company’s review of Real Estate Investments it recognized real estate impairment charges of $1.9 million, $4.1 million and $1.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.  The estimated fair value of the impaired real estate assets at their time of impairment during 2021, 2020, and 2019 was $1.0 million, $11.9 million and $3.0 million, respectively.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

Note 5 – Debt

As of December 31, 2021, the Company had total gross indebtedness of $1.70 billion, including (i) $32.6 million of mortgage notes payable; (ii) $1.51 billion of senior unsecured notes; and (iv) $160.0 million of borrowings under the Revolving Credit Facility (defined below).

Mortgage Notes Payable

As of December 31, 2021, the Company had total gross mortgage indebtedness of $32.6 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $38.9 million. Including mortgages that have been swapped to a fixed interest rate, the weighted average interest rate on the Company’s mortgage notes payable was 4.16% as of December 31, 2021 and 4.21% as of December 31, 2020.

Mortgages payable consisted of the following (presented in thousands):

	December 31, 2021	December 31, 2020
Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 2023	$23,640	$23,640

Note payable in monthly installments of interest only at 5.01% per annum, with a balloon payment due September 2023	4,622	4,622

Note payable in monthly installments of $92 including interest at 6.27% per annum, with a final monthly payment due July 2026	4,373	5,172

Total principal	32,635	33,434
Unamortized debt issuance costs	(206)	(312)
Total	$32,429	$33,122

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At December 31, 2021, there were no mortgage loans with partial recourse to the Company.

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
December 31, 2021

Unsecured Term Loan Facilities

The following table presents the Unsecured Term Loans balance net of unamortized debt issuance costs as of December 31, 2021 and 2020 (presented in thousands):

	December 31, 2021	December 31, 2020
2023 Term Loan	$—	$40,000
2024 Term Loan Facilities	—	100,000
2026 Term Loan	—	100,000
Total Principal	—	240,000
Unamortized debt issuance costs	—	(2,151)
Total	$—	$237,849

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

Senior Unsecured Notes

The following table presents the Senior Unsecured Notes balance net of unamortized debt issuance costs and original issue discount as of December 31, 2021, and 2020 (presented in thousands):

	December 31, 2021	December 31, 2020
2025 Senior Unsecured Notes	$50,000	$50,000
2027 Senior Unsecured Notes	50,000	50,000
2028 Senior Unsecured Notes	60,000	60,000
2028 Senior Unsecured Public Notes	350,000	—
2029 Senior Unsecured Notes	100,000	100,000
2030 Senior Unsecured Notes	125,000	125,000
2030 Senior Unsecured Public Notes	350,000	350,000
2031 Senior Unsecured Notes	125,000	125,000
2033 Senior Unsecured Public Notes	300,000	—
Total Principal	1,510,000	860,000
Unamortized debt issuance costs and original issue discount, net	(14,800)	(4,672)
Total	$1,495,200	$855,328

In May 2015, the Company and the Operating Partnership completed a private placement of $100 million principal amount of senior unsecured notes. The senior unsecured notes were sold in two series; $50 million of 4.16% notes due May 2025 (the “2025 Senior Unsecured Notes”) and $50 million of 4.26% notes due May 2027 (the “2027 Senior Unsecured Notes”).

In July 2016, the Company and the Operating Partnership completed a private placement of $60 million aggregate principal amount of 4.42% senior unsecured notes due July 2028 (the “2028 Senior Unsecured Notes”).

In September 2017, the Company and the Operating Partnership completed a private placement of $100 million aggregate principal amount of 4.19% senior unsecured notes due September 2029 (the “2029 Senior Unsecured Notes”).

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

In September 2018, the Company and the Operating Partnership entered into two supplements to uncommitted master note facilities with institutional purchasers. Pursuant to the supplements, the Operating Partnership completed a private placement of $125 million aggregate principal amount of 4.32% senior unsecured notes due September 2030 (the “2030 Senior Unsecured Notes”).

In October 2019, the Company and the Operating Partnership closed on a private placement of $125 million of 4.47% senior unsecured notes due October 2031 (the “2031 Senior Unsecured Notes”).  In March 2019, the Company entered into forward-starting interest rate swap agreements to fix the interest for $100 million of long-term debt until maturity. The Company terminated the swap agreements at the time of pricing the 2031 Senior Unsecured Notes, which resulted in an effective annual fixed rate of 4.41% for $100 million aggregate principal amount of the 2031 Senior Unsecured Notes. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the $125 million aggregate principal amount of 2031 Senior Unsecured Notes is 4.42%.

All of the senior unsecured notes described in the preceding paragraphs were sold only to institutional investors and did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

In August 2020, the Operating Partnership completed an underwritten public offering of $350 million aggregate principal amount of 2.900% Notes due 2030 (the “2030 Senior Unsecured Public Notes”). The 2030 Senior Unsecured Public Notes are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership.  The terms of the 2030 Senior Unsecured Public Notes are governed by an indenture, dated August 17, 2020, among the Operating Partnership, the Company and U.S. Bank National Association, as trustee (as amended and supplemented by an officer’s certificate dated August 17, 2020, the “Indenture”). The Indenture contains various restrictive covenants, including limitations on the ability of the guarantors and the issuer to incur additional indebtedness and requirements to maintain a pool of unencumbered assets.  The Company terminated related swap agreements of $200.0 million that hedged the 2030 Senior Unsecured Public Notes, paying $23.4 million upon termination. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the $350 million aggregate principal amount of 2030 Senior Unsecured Public Notes is 3.49%.

In May 2021, the Operating Partnership completed an underwritten public offering of $350 million aggregate principal amount of 2.000% Notes due 2028 (the “2028 Senior Unsecured Public Notes”) and $300 million in aggregate principal amount of 2.600% Notes due 2033 (the “2033 Senior Unsecured Public Notes”).  The 2028 Senior Unsecured Public Notes and the 2033 Senior Unsecured Public Notes are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership.  The terms of the 2028 Senior Unsecured Public Notes and the 2033 Senior Unsecured Public Notes are governed by an indenture, dated August 17, 2020, among the Operating Partnership, the Company and U.S. Bank National Association, as trustee (as amended and supplemented by an officer’s certificate dated May 14, 2021, the “Indenture”). The Indenture contains various restrictive covenants, including limitations on the ability of the guarantors and the Operating Partnership to incur additional indebtedness and requirements to maintain a pool of unencumbered assets.  The Company terminated related swap agreements of $300 million notional amount that hedged the 2033 Senior Unsecured Public Notes, receiving $16.7 million upon termination. Considering the effect of the terminated swap agreements, the blended all-in rates to the Company for the $350 million aggregate principal amount of the 2028 Senior Unsecured Public Notes and the $300 million aggregate principal amount of the 2033 Senior Unsecured Public Notes are 2.11% and 2.13%, respectively.

Senior Unsecured Revolving Credit Facility

In December 2019, the Company entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement. This agreement provided for a $500 million unsecured revolving credit facility. It also provided for a $65 million unsecured term loan facility and a $35 million unsecured term loan facility.  All amounts outstanding under these unsecured term loan facilities were repaid in May 2021 (see Unsecured Term Loan Facilities below) and cannot be reborrowed against.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

In December 2021, the Company entered into a Third Amended and Restated Revolving Credit Agreement which increases its senior unsecured revolving credit facility (the "Revolving Credit Facility") to $1.0 billion. The Revolving Credit Facility includes an accordion option that allows the Company to request additional lender commitments up to a total of $1.75 billion. The Revolving Credit Facility will mature in January 2026 with Company options to extend the maturity date to January 2027.

The Revolving Credit Facility's interest rate is based on a pricing grid with a range of 72.5 to 140 basis points over LIBOR, determined by the Company's credit ratings. The margins for the Revolving Credit Facility are subject to improvement based on the Company's leverage ratio, provided its credit ratings meet a certain threshold. Based on the Company's credit ratings and leverage ratio at the time of closing, pricing on the Revolving Credit Facility was 77.5 basis points over LIBOR. In connection with the Company's ongoing environmental, social and governance ("ESG") initiatives, pricing may be reduced if specific ESG ratings are achieved.

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

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt as of December 31, 2021 (presented in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
2022	$850	$—	$850
2023	905	28,262	29,167
2024	963	—	963
2025	1,026	50,000	51,026
2026 (1)	629	160,000	160,629
Thereafter	—	1,460,000	1,460,000
Total scheduled principal payments	4,373	1,698,262	1,702,635
Original issue discount, net	—	(8,923)	(8,923)
Total	$4,373	$1,689,339	$1,693,712
(1)	The Revolving Credit Facility matures in January 2026, with options to extend the maturity to January 2027. The Revolving Credit Facility had a balance of $160.0 million as of December 31, 2021.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum total leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of December 31, 2021, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of December 31, 2021.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

Note 6 – Common and Preferred Stock

Authorized Shares of Common Stock

In May 2021, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 90 million shares to 180 million shares.

Shelf Registration

On May 27, 2020, the Company filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission registering an unspecified amount of common stock, preferred stock, depositary shares, warrants and guarantees of debt securities of the Operating Partnership, as well as an unspecified amount of debt securities of the Operating Partnership, at an indeterminate aggregate initial offering price. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

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

In January 2021, the Company completed a follow-on public offering of 3,450,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 450,000 shares of common stock.  The offering resulted in net proceeds to the Company of approximately $221.4 million, after deducting fees and offering expenses payable by the Company.

In June 2021, the Company completed a follow-on public offering of 4,600,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 600,000 shares of common stock.  The offering resulted in net proceeds to the Company of approximately $327.0 million, after deducting fees and offering expenses payable by the Company.

In December 2021, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase additional 750,000 shares, in connection with forward sale agreements. Upon settlement, the offering is anticipated to raise net proceeds of approximately $374.8 million after

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreements. As of December 31, 2021, the Company has not received any proceeds from the sale of shares of its common stock by the forward purchasers.

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

Dividends on the Series A Preferred Shares will be payable monthly in arrears on the first day of each month (or, if not on a business day, on the next succeeding business day). The dividend rate is 4.25% per annum of the $25,000 (equivalent to $25.00 per Depositary Share) liquidation preference. The first pro-rated dividend on the Series A Preferred Shares was paid on October 1, 2021 and was in an amount equivalent to $0.04132 per Depositary Share. Subsequent dividends on the Series A Preferred Shares will be in the amount of $0.08854 per Depositary Share, equivalent to $1.0625 per annum.

The Company may not redeem the Series A Preferred Shares before September 2026, except in limited circumstances to preserve its status as a real estate investment trust for federal income tax purposes and except in certain circumstances upon the occurrence of a change of control of the Company.  Beginning in September 2026, the Company, at its option, may redeem the Series A Preferred Shares, in whole or from time to time in part, by paying $25.00 per Depositary Share, plus any accrued and unpaid dividends. Upon the occurrence of a change in control of the Company, if the Company does not otherwise redeem the Series A Preferred Shares, the holders have a right to convert their shares into common stock of the Company at the $25.00 per share liquidation value, plus any accrued and unpaid dividends.  This conversion value is limited by a share cap if the Company’s stock price falls below a certain threshold.

ATM Programs

The Company enters into ATM programs through which the Company, from time to time, sells shares of common stock and enters into forward sale agreements.  The results of ATM programs entered into during 2019 and 2020 are shown in the following table.  These ATM programs have been terminated and no future issuances will occur under them.

			Net Proceeds Received
Program Year	Size ($ million)	Shares Issued	($ million)
2019	$400.0	5,172,872	$362.9
2020	$400.0	3,334,056	$209.5

In February 2021, the Company entered into a new $500 million ATM program (the “2021 ATM Program”) through which the Company, from time to time, may sell shares of common stock and/or enter into forward sale agreements.  As of December 31, 2021, the Company entered into forward sale agreements to sell an aggregate of 2,125,296 shares of common stock under the 2021 ATM Program, for anticipated net proceeds of $144.4 million. The Company had not settled any shares of these forward sale agreements as of December 31, 2021. The Company is required to settle the remaining outstanding shares of common stock under the 2021 ATM Program by various dates between March and December 2022. After considering the 2,125,296 shares of common stock subject to forward sale agreements issued under the 2021 ATM Program, the Company had approximately $349.7 million of availability remaining under this program as of December 31, 2021.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

Note 7 – Dividends and Distributions Payable

The Company declared dividends of $2.604, $2.405 and $2.280 per share during the years ended December 31, 2021, 2020, and 2019; the dividends have been reflected for federal income tax purposes as follows:

For the Year Ended December 31,	2021	2020	2019
Ordinary Income	$2.398	$1.928	$1.933
Return of Capital	0.206	0.477	0.347
Total	$2.604	$2.405	$2.280

On December 1, 2021, the Company declared a dividend of $0.227 per share for the month ended December 31, 2021. The holders of Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Unit held. The monthly common dividend for December 2021 has been reflected as a reduction of stockholders’ equity and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. This dividend was paid on January 14, 2022.

The Company declared dividends of $0.30695 per Depositary Share during the year ended December 31, 2021, covering the periods subsequent to the September 2021 preferred stock issuance date (see Note 6- Common and Preferred Stock).   These dividends were reflected entirely as ordinary income for federal income tax purposes.

On December 13, 2021, the Company declared a dividend of $0.08854 per Depositary Share for the month ended December 31, 2021.  This monthly preferred dividend has been reflected as a reduction of stockholders’ equity and was paid on January 3, 2022.

Note 8 – Income Taxes

Uncertain Tax Positions

The Company is subject to the provisions of Financial Accounting Standards Board ASC Topic 740-10 (“ASC 740-10”) and has analyzed its various federal and state filing positions. The Company believes that its income tax filing positions and deductions are documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740-10. The Company’s Federal income tax returns are open for examination by taxing authorities for all tax years after December 31, 2017. The Company has elected to record related interest and penalties, if any, as income tax expense on the Consolidated Statements of Operations and Comprehensive Income. We have no material interest or penalties relating to income taxes recognized for years ended December 31, 2021, 2020, and 2019.

Deferred Taxes

As of December 31, 2018, the Company had accrued a deferred income tax liability in the amount of $0.5 million. This deferred income tax balance represents the federal and state tax effect of deferring income tax in 2007 on the sale of an asset under section 1031 of the Internal Revenue Code. This transaction was accrued within the Company’s TRS entities.  During 2019, the Company restructured its ownership of the TRS to which the deferred tax liability was related, resulting in a reversal of the previously accrued amount.

Income Tax Expense

During the years ended December 31, 2021, 2020, and 2019, the Company recognized net federal and state income tax expense of approximately $2.4 million, $1.1 million and $0.5 million, respectively. The income tax expense recorded in 2021 includes additional tax expense of approximately $0.5 million relating to 2020 operations, recognized upon filing of the 2020 annual tax returns in 2021.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

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

Hedges of 2022 Planned Debt Issuance

In May and July 2021, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $300 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending December 2022. As of December 31, 2021, these interest rate swaps were valued as a liability of approximately $1.5 million.

Settlements of Hedges for Previous Debt Issuances

2020 Settlements – Hedging 2020 Debt Issuances

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

2021 Settlements – Hedging 2021 Debt Issuances

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

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

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

2021 Settlements – Extinguishment of Term Loans

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company received from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 2.09%. These swaps effectively converted $65 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $0.3 million upon termination. This settlement was recognized as an expense during the year ended December 31, 2021.

In June 2016, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company received from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $1.0 million upon termination. This settlement was recognized as an expense during the year ended December 31, 2021.

In December 2018, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $100 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company received from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 2.66%. These swaps effectively converted $100 million of variable-rate borrowings to fixed-rate borrowings from December 27, 2018 to January 15, 2026. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $9.2 million upon termination. This settlement was recognized as an expense during the year ended December 31, 2021.

In October 2019, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company received from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 1.4275%. This swap effectively converted $65 million of variable-rate borrowings to fixed-rate borrowings from July 12, 2021 to January 12, 2024. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $1.8 million upon termination. This settlement was recognized as an expense during the year ended December 31, 2021.

Also in October 2019, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 1.4265%. This swap effectively converted $35 million of variable-rate

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

borrowings to fixed-rate borrowings from September 29, 2020 to January 12, 2024. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $1.1 million upon termination. This settlement was recognized as an expense during the year ended December 31, 2021.

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

Amounts reported in accumulated OCI related to currently outstanding interest rate derivatives are recognized as an adjustment to income as interest payments are made on the Company’s variable-rate debt. Realized gains or losses on settled derivative instruments included in accumulated OCI are recognized as an adjustment over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $0.4 million will be reclassified as an increase to interest expense.

During 2021, the Company accelerated the reclassification of amounts in accumulated OCI into expense given that the hedged forecasted transactions were no longer likely to occur. During 2021, the Company accelerated a loss of $13.4 million out of OCI into earnings due to missed forecasted transactions associated with terminated swap agreements in connection with the early payoff of the hedged term loans (see 2021 Settlements – Extinguishment of Term Loans above).

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (presented in thousands, except number of instruments):

	Number of Instruments [1]		Notional [1]
	December 31,	December 31,	December 31,	December 31,
Interest Rate Derivatives	2021	2020	2021	2020
Interest rate swap	3	16	$300,000	$505,000

1 Number of Instruments and total Notional disclosed includes all interest rate swap agreements outstanding at the balance sheet date, including forward-starting swaps prior to their effective date.

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Balance Sheets (presented in thousands).

	Asset Derivatives
	December 31, 2021	December 31, 2020
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Other Assets, net	$1,868	$2,286

	Liability Derivatives
	December 31, 2021	December 31, 2020
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Accounts Payable, Accrued Expenses, and Other Liabilities	$3,335	$16,985

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2021, 2020, and 2019 (presented in thousands).

				Location of Income/(Loss)	Amount of Income/(Loss)
	Amount of Income/(Loss) Recognized			Reclassified from Accumulated	Reclassified from Accumulated
	in OCI on Derivative			OCI into Income	OCI into Expense
Year Ended December 31,	2021	2020	2019		2021	2020	2019
Interest rate swaps	$14,958	$(34,558)	$(8,657)	Interest expense	$15,973	$4,562	$(118)

				Loss on extinguishment of debt and settlement of related hedges	$13,363	$—	$—

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of December 31, 2021.

Credit Risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of December 31, 2021, the fair value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $1.7 million.

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the Consolidated Balance Sheets.

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of December 31, 2021 and December 31, 2020. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets (presented in thousands):

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

Offsetting of Derivative Assets

As of December 31, 2021

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$1,868	$—	$1,868	$(1,679)	$—	$189

Offsetting of Derivative Liabilities

As of December 31, 2021

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$3,335	$—	$3,335	$(1,679)	$—	$1,656

Offsetting of Derivative Assets

As of December 31, 2020

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$2,286	$—	$2,286	$(1,258)	$—	$1,028

Offsetting of Derivative Liabilities

As of December 31, 2020

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$16,985	$—	$16,985	$(1,258)	$—	$15,727

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020 (presented in thousands):

	Total Fair Value	Level 2
December 31, 2021
Derivative assets - interest rate swaps	$1,868	$1,868
Derivative liabilities - interest rate swaps	$3,335	$3,335

December 31, 2020
Derivative assets - interest rate swaps	$2,286	$2,286
Derivative liabilities - interest rate swaps	$16,985	$16,985

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

Fixed rate debt (including variable rate debt swapped to fixed, excluding the value of the derivatives) with carrying values of $1.53 billion and $1.13 billion as of December 31, 2021 and December 31, 2020, respectively, had fair values of approximately $1.60 billion and $1.28 billion, respectively. Variable rate debt’s fair value is estimated to be equal to the carrying values of $160.0 million and $92.0 million as of December 31, 2021 and December 31, 2020, respectively.

Note 11 – Equity Incentive Plan

In May 2020, the Company’s stockholders approved the Agree Realty Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”), which replaced the Agree Realty Corporation 2014 Omnibus Equity Incentive Plan (the “2014 Plan”). The 2020 Plan provides for the award to employees, directors and consultants of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 700,000 shares of the Company’s common stock. All subsequent awards of equity or equity rights will be granted under the 2020 Plan, and no further awards will be made under the 2014 Plan. As of December 31, 2021, 488,069 shares of common stock were available for issuance under the 2020 Plan.

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

The Company estimates the fair value of restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis or amount vested, if greater, over the appropriate vesting period. During 2021, 2020, and 2019 the Company recognized $3.5 million, $3.2 million and $3.0 million, respectively, of expense relating to restricted share grants.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

As of December 31, 2021, there was $8.6 million of unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.4 years. The Company used 0% for the forfeiture rate for determining the fair value of restricted stock. The intrinsic value of restricted shares redeemed was $1.8 million, $1.6 million and $1.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Restricted share activity is summarized as follows:

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2018	212	$42.74

Restricted stock granted	54	$65.85
Restricted stock vested	(70)	$39.55
Restricted stock forfeited	(2)	$54.08

Unvested restricted stock at December 31, 2019	194	$50.71

Restricted stock granted	52	$78.43
Restricted stock vested	(68)	$45.78
Restricted stock forfeited	(3)	$63.80

Unvested restricted stock at December 31, 2020	175	$60.53

Restricted stock granted	87	$65.23
Restricted stock vested	(64)	$53.82
Restricted stock forfeited	(23)	$63.88

Unvested restricted stock at December 31, 2021	175	$64.90

Performance Units and Shares

Performance units were granted to certain executive officers during the years ended December 31, 2021, 2020 and 2019, while performance shares were granted prior to those years. Performance units or shares are subject to a three-year performance period, at the conclusion of which shares awarded are to be determined by the Company’s total shareholder return compared to the constituents of the MSCI US REIT Index and a defined peer group. 50% of the award is based upon the total shareholder return percentile rank versus the constituents in the MSCI US REIT index for the three-year performance period; and 50% of the award is based upon TSR percentile rank versus a specified net lease peer group for the three-year performance period. Vesting of the performance units and shares following their issuance will occur ratably over a three-year period, with the initial vesting occurring immediately following the conclusion of the performance period such that all units and shares vest within five years of the original award date.

The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model and compensation expense is amortized on an attribution method over a five-year period. Compensation expense related to performance units or shares is determined at the grant date and is not adjusted throughout the measurement or vesting periods.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

The Monte Carlo simulation pricing model for issued grants utilizes the following assumptions: (i) expected term (equal to the remaining performance measurement period at the grant date), (ii) volatility (based on historical volatility), and (iii) risk-free rate (interpolated based on 2-and 3- year rates). The Company used 0% for the forfeiture rate for determining the fair value of performance units and shares.

During the years ended December 31, 2021, 2020 and 2019 the following assumptions were used:

Year Ended December 31,	2021	2020	2019
Expected term (years)	2.9	2.9	2.9
Volatility	33.9%	18.4%	19.7%
Risk-free rate	0.2%	1.3%	2.5%

During the years ended December 31, 2021, 2020, and 2019, the Company recognized $1.2 million, $1.5 million and $0.9 million, respectively, of expense related to performance units and shares for which the three-year performance period has not yet been completed.  As of December 31, 2021, there was $3.0 million of total unrecognized compensation costs related to the outstanding performance units and shares for which the three-year performance period has not yet been completed, which is expected to be recognized over a weighted average period of 3.1 years.

During the year ended December 31, 2021, the Company recognized $0.2 million of compensation expense related to performance units and shares for which the three-year performance period was completed. As of December 31, 2021, there was $0.1 million of total unrecognized compensation costs related to performance units and shares for which the three-year performance period has been completed, which is expected to be recognized over a weighted average period of 1.4 years.

Performance share and unit activity is summarized as follows:

	Target Number	Weighted Average
	of Awards	Grant Date
	(in thousands)	Fair Value
Performance shares at December 31, 2018	31	$55.29

Performance units granted	30	$66.96

Performance units and shares at December 31, 2019	61	$61.04

Performance units granted	26	$90.17

Performance units and shares at December 31, 2020	87	$69.61

Performance units granted	43	$63.42
Performance units and shares at December 31, 2021 - three-year performance period completed	(31)	$55.29
Performance units and shares forfeited	(21)	$68.79

Performance units and shares at December 31, 2021 - three-year performance period to be completed	78	$63.35

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2021

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Performance shares - three-year performance period completed but not yet vested at December 31, 2020	—	$—

Shares earned at completion of three-year performance period (1)	47	$55.29
Shares vested	(16)	$55.29
Shares forfeited	(4)	$55.29

Performance shares - three-year performance period completed but not yet vested December 31, 2021	27	$55.29

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

Note 13 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to December 31, 2021 through the date on which these financial statements were issued to determine whether any of these events required disclosure in the financial statements.

There were no reportable subsequent events or transactions.

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Real Estate Held for Investment
Borman Center, MI	—	550,000	562,404	1,087,596	550,000	1,650,000	2,200,000	1,650,000	1977	40 Years
Capital Plaza, KY	—	7,379	2,240,607	8,812,549	7,379	11,053,156	11,060,535	1,653,387	1978	40 Years
Grayling Plaza, MI	—	200,000	1,778,657	143,997	200,000	1,922,654	2,122,654	1,628,016	1984	40 Years
Omaha Store, NE	—	150,000	—	—	150,000	—	150,000	—	1995
Wichita Store, KS	—	1,039,195	1,690,644	451,090	1,139,677	2,041,252	3,180,929	1,012,398	1995	40 Years
Monroeville, PA	—	6,332,158	2,249,724	(2,079,178)	3,153,890	3,348,814	6,502,704	1,458,209	1996	40 Years
Boynton Beach, FL	—	1,534,942	2,043,122	3,717,733	1,534,942	5,760,855	7,295,797	1,746,509	1996	40 Years
Chesterfield Township, MI	—	1,350,590	1,757,830	(46,164)	1,350,590	1,711,666	3,062,256	1,006,186	1998	40 Years
Pontiac, MI	—	1,144,190	1,808,955	(89,989)	1,144,190	1,718,966	2,863,156	990,717	1998	40 Years
Mt Pleasant Shopping Ctr, MI	—	907,600	8,081,968	6,917,843	1,872,803	14,034,608	15,907,411	5,133,745	1998	40 Years
Rochester, MI	—	2,438,740	2,188,050	1,950	2,438,740	2,190,000	4,628,740	1,231,853	1999	40 Years
Ypsilanti, MI	—	2,050,000	2,222,097	(3,494,709)	777,388	—	777,388	—	1999
Petoskey, MI	—	—	2,332,473	2,010,689	2,005,410	2,337,752	4,343,162	1,263,972	2000	40 Years
Flint, MI	—	2,026,625	1,879,700	(2,906,325)	683,392	316,608	1,000,000	—	2000	40 Years
Flint, MI	—	1,477,680	2,241,293	24,320	1,477,680	2,265,613	3,743,293	1,169,670	2001	40 Years
New Baltimore, MI	—	1,250,000	2,285,781	(16,503)	1,250,000	2,269,278	3,519,278	1,156,089	2001	40 Years
Flint, MI	1,435,925	1,729,851	1,798,091	660	1,729,851	1,798,751	3,528,602	886,221	2002	40 Years
Indianapolis, IN	—	180,000	1,117,617	108,551	180,000	1,226,168	1,406,168	586,253	2002	40 Years
Flint, MI	—	—	471,272	(201,809)	—	269,463	269,463	166,120	2003	40 Years
Canton Twp, MI	—	1,550,000	2,132,096	23,021	1,550,000	2,155,117	3,705,117	974,240	2003	40 Years
Flint, MI	1,664,211	1,537,400	1,961,674	—	1,537,400	1,961,674	3,499,074	874,660	2004	40 Years
Albion, NY	—	1,900,000	3,037,864	—	1,900,000	3,037,864	4,937,864	1,300,591	2004	40 Years
Flint, MI	1,272,314	1,029,000	2,165,463	(6,666)	1,029,000	2,158,797	3,187,797	924,191	2004	40 Years
Lansing, MI	—	785,000	348,501	3,045	785,000	351,546	1,136,546	153,764	2004	40 Years
Boynton Beach, FL	—	1,569,000	2,363,524	3,943,404	1,569,000	6,306,928	7,875,928	2,065,248	2004	40 Years
Roseville, MI	—	1,771,000	2,327,052	395	1,771,000	2,327,447	4,098,447	938,160	2005	40 Years
Mt Pleasant, MI	—	1,075,000	1,432,390	4,787	1,075,000	1,437,177	2,512,177	577,850	2005	40 Years
N Cape May, NJ	—	1,075,000	1,430,092	495	1,075,000	1,430,587	2,505,587	575,211	2005	40 Years
Summit Twp, MI	—	998,460	1,336,357	12,686	998,460	1,349,043	2,347,503	515,506	2006	40 Years
Barnesville, GA	—	932,500	2,091,514	5,490	932,500	2,097,004	3,029,504	744,842	2007	40 Years
East Lansing, MI	—	240,000	54,531	(54,531)	240,000	—	240,000	—	2007
Macomb Township, MI	—	424,222	—	—	424,222	—	424,222	—	2008
Brighton, MI	—	1,365,000	2,802,036	5,615	1,365,000	2,807,651	4,172,651	900,710	2009	40 Years
Southfield, MI	1,483,000	1,200,000	125,616	2,063	1,200,000	127,679	1,327,679	38,961	2009	40 Years
Atchison, KS	—	943,750	3,021,672	—	823,170	3,142,252	3,965,422	901,889	2010	40 Years
Johnstown, OH	—	485,000	2,799,502	—	485,000	2,799,502	3,284,502	804,858	2010	40 Years
Lake in the Hills, IL	—	2,135,000	3,328,560	—	1,690,000	3,773,560	5,463,560	1,079,338	2010	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Concord, NC	—	7,676,305	—	—	7,676,305	—	7,676,305	—	2010
Antioch, IL	—	1,087,884	—	—	1,087,884	—	1,087,884	—	2010
Mansfield, CT	—	700,000	1,902,191	508	700,000	1,902,699	2,602,699	529,186	2010	40 Years
Spring Grove, IL	2,313,000	1,191,199	—	968	1,192,167	—	1,192,167	—	2010
Tallahassee, FL	1,628,000	—	1,482,462	—	—	1,482,462	1,482,462	409,218	2010	40 Years
Wilmington, NC	2,186,000	1,500,000	1,348,591	—	1,500,000	1,348,591	2,848,591	365,245	2011	40 Years
Marietta, GA	900,000	575,000	696,297	6,359	575,000	702,656	1,277,656	184,370	2011	40 Years
Baltimore, MD	2,534,000	2,610,430	—	(3,447)	2,606,983	—	2,606,983	—	2011
Dallas, TX	1,844,000	701,320	778,905	1,042,730	701,320	1,821,635	2,522,955	463,521	2011	40 Years
Chandler, AZ	—	332,868	793,898	360	332,868	794,258	1,127,126	203,566	2011	40 Years
New Lenox, IL	—	1,422,488	—	—	1,422,488	—	1,422,488	—	2011
Roseville, CA	4,752,000	2,800,000	3,695,455	(96,364)	2,695,636	3,703,455	6,399,091	956,662	2011	40 Years
Fort Walton Beach, FL	1,768,000	542,200	1,958,790	88,778	542,200	2,047,568	2,589,768	509,625	2011	40 Years
Leawood, KS	—	989,622	3,003,541	16,197	989,622	3,019,738	4,009,360	754,932	2011	40 Years
Salt Lake City, UT	—	—	6,810,104	(44,416)	—	6,765,688	6,765,688	1,726,894	2011	40 Years
Burton, MI	—	80,000	—	—	80,000	—	80,000	—	2011
Macomb Township, MI	1,793,000	1,605,134	—	—	1,605,134	—	1,605,134	—	2012
Madison, AL	1,552,000	675,000	1,317,927	—	675,000	1,317,927	1,992,927	329,481	2012	40 Years
Walker, MI	887,000	219,200	1,024,738	—	219,200	1,024,738	1,243,938	249,780	2012	40 Years
Portland, OR	—	7,969,403	—	161	7,969,564	—	7,969,564	—	2012
Cochran, GA	—	365,714	2,053,726	—	365,714	2,053,726	2,419,440	487,761	2012	40 Years
Baton Rouge, LA	—	—	1,188,322	—	—	1,188,322	1,188,322	284,702	2012	40 Years
Southfield, MI	—	1,178,215	—	—	1,178,215	—	1,178,215	—	2012
Clifton Heights, PA	—	2,543,941	3,038,561	(3,105)	2,543,941	3,035,456	5,579,397	717,762	2012	40 Years
Newark, DE	—	2,117,547	4,777,516	(4,881)	2,117,547	4,772,635	6,890,182	1,128,593	2012	40 Years
Vineland, NJ	—	4,102,710	1,501,854	7,986	4,102,710	1,509,840	5,612,550	357,018	2012	40 Years
Fort Mill, SC	—	750,000	1,187,380	—	750,000	1,187,380	1,937,380	279,528	2012	40 Years
Spartanburg, SC	—	250,000	765,714	4,387	250,000	770,101	1,020,101	181,440	2012	40 Years
Springfield, IL	—	302,520	653,654	49,741	302,520	703,395	1,005,915	159,815	2012	40 Years
Jacksonville, NC	—	676,930	1,482,748	(150,000)	676,930	1,332,748	2,009,678	338,474	2012	40 Years
Morrow, GA	—	525,000	1,383,489	(99,849)	525,000	1,283,640	1,808,640	297,467	2012	40 Years
Charlotte, NC	—	1,822,900	3,531,275	(570,844)	1,822,900	2,960,431	4,783,331	680,771	2012	40 Years
Lyons, GA	—	121,627	2,155,635	(103,392)	121,627	2,052,243	2,173,870	465,296	2012	40 Years
Fuquay-Varina, NC	—	2,042,225	1,763,768	(255,778)	2,042,225	1,507,990	3,550,215	342,972	2012	40 Years
Minneapolis, MN	—	1,088,015	345,958	71,142	826,635	678,480	1,505,115	16,962	2012	40 Years
Lake Zurich, IL	—	780,974	7,909,277	46,509	780,974	7,955,786	8,736,760	1,796,915	2012	40 Years
Harlingen, TX	—	430,000	1,614,378	12,854	430,000	1,627,232	2,057,232	366,125	2012	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Pensacola, FL	—	650,000	1,165,415	23,957	650,000	1,189,372	1,839,372	265,733	2012	40 Years
Venice, FL	—	1,300,196	—	4,892	1,305,088	—	1,305,088	—	2012
St. Joseph, MO	—	377,620	7,639,521	—	377,620	7,639,521	8,017,141	1,702,976	2013	40 Years
Statham, GA	—	191,919	3,851,073	—	191,919	3,851,073	4,042,992	858,467	2013	40 Years
North Las Vegas, NV	—	214,552	717,435	28,999	214,552	746,434	960,986	163,530	2013	40 Years
Memphis, TN	—	322,520	748,890	—	322,520	748,890	1,071,410	165,383	2013	40 Years
Rancho Cordova, CA	—	1,339,612	—	—	1,339,612	—	1,339,612	—	2013
Kissimmee, FL	—	1,453,500	971,683	—	1,453,500	971,683	2,425,183	212,556	2013	40 Years
Pinellas Park, FL	—	2,625,000	874,542	4,163	2,625,000	878,705	3,503,705	188,484	2013	40 Years
Manchester, CT	—	397,800	325,705	—	397,800	325,705	723,505	70,571	2013	40 Years
Rapid City, SD	—	1,017,800	2,348,032	1,379	1,017,800	2,349,411	3,367,211	506,500	2013	40 Years
Chicago, IL	—	272,222	649,063	71,009	272,222	720,072	992,294	141,276	2013	40 Years
Brooklyn, OH	—	3,643,700	15,079,714	953,195	3,643,700	16,032,909	19,676,609	3,299,854	2013	40 Years
Madisonville, TX	—	96,680	1,087,642	18,200	96,680	1,105,842	1,202,522	234,610	2013	40 Years
Forest, MS	—	—	1,298,176	99,848	—	1,398,024	1,398,024	282,660	2013	40 Years
Sun Valley, NV	—	308,495	1,373,336	(51,008)	253,495	1,377,328	1,630,823	286,873	2013	40 Years
Rochester, NY	—	2,500,000	7,398,639	2,017	2,500,000	7,400,656	9,900,656	1,533,986	2013	40 Years
Allentown, PA	—	2,525,051	7,896,613	672,368	2,525,051	8,568,981	11,094,032	1,725,571	2013	40 Years
Casselberry, FL	—	1,804,000	793,101	(2,906)	1,804,000	790,195	2,594,195	166,700	2013	40 Years
Berwyn, IL	—	186,791	933,959	62,585	186,791	996,544	1,183,335	192,594	2013	40 Years
Grand Forks, ND	—	1,502,609	2,301,337	1,801,028	1,502,609	4,102,365	5,604,974	830,062	2013	40 Years
Ann Arbor, MI	—	3,000,000	4,595,757	277,040	3,000,000	4,872,797	7,872,797	984,087	2013	40 Years
Joplin, MO	—	1,208,225	1,160,843	—	1,208,225	1,160,843	2,369,068	237,004	2013	40 Years
Red Bay, AL	—	38,981	2,528,437	3,856	38,981	2,532,293	2,571,274	453,688	2014	40 Years
Birmingham, AL	—	230,106	231,313	(297)	230,106	231,016	461,122	40,910	2014	40 Years
Birmingham, AL	—	245,234	251,339	(324)	245,234	251,015	496,249	44,452	2014	40 Years
Birmingham, AL	—	98,271	179,824	—	98,271	179,824	278,095	31,844	2014	40 Years
Birmingham, AL	—	235,641	127,477	(313)	235,641	127,164	362,805	22,520	2014	40 Years
Montgomery, AL	—	325,389	217,850	—	325,389	217,850	543,239	38,578	2014	40 Years
Littleton, CO	4,622,391	819,000	8,756,266	(3,879,591)	819,000	4,876,675	5,695,675	1,462,670	2014	40 Years
St Petersburg, FL	—	1,225,000	1,025,247	6,592	1,225,000	1,031,839	2,256,839	199,641	2014	40 Years
St Augustine, FL	—	200,000	1,523,230	—	200,000	1,523,230	1,723,230	276,085	2014	40 Years
East Palatka, FL	—	730,000	575,236	6,911	730,000	582,147	1,312,147	105,473	2014	40 Years
Pensacola, FL	—	136,365	398,773	—	136,365	398,773	535,138	70,616	2014	40 Years
Fort Oglethorpe, GA	—	1,842,240	2,844,126	20,442	1,842,240	2,864,568	4,706,808	567,219	2014	40 Years
New Lenox, IL	—	2,010,000	6,206,252	107,873	2,010,000	6,314,125	8,324,125	1,134,427	2014	40 Years
Rockford, IL	—	303,395	2,436,873	(15,000)	303,395	2,421,873	2,725,268	440,465	2014	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Terre Haute, IN	—	103,147	2,477,263	32,376	103,147	2,509,639	2,612,786	437,889	2014	40 Years
Junction City, KS	—	78,271	2,504,294	(30,565)	78,271	2,473,729	2,552,000	438,235	2014	40 Years
Baton Rouge, LA	—	226,919	347,691	—	226,919	347,691	574,610	61,570	2014	40 Years
Lincoln Park, MI	—	543,303	1,408,544	78,362	543,303	1,486,906	2,030,209	288,629	2014	40 Years
Novi, MI	—	1,803,857	1,488,505	22,490	1,803,857	1,510,995	3,314,852	264,389	2014	40 Years
Bloomfield Hills, MI	—	1,340,000	2,003,406	391,480	1,341,900	2,392,986	3,734,886	475,915	2014	40 Years
Jackson, MS	—	256,789	172,184	—	256,789	172,184	428,973	30,491	2014	40 Years
Irvington, NJ	—	315,000	1,313,025	—	315,000	1,313,025	1,628,025	254,397	2014	40 Years
Toledo, OH	—	500,000	1,372,363	(12)	500,000	1,372,351	1,872,351	265,892	2014	40 Years
Toledo, OH	—	213,750	754,675	—	213,750	754,675	968,425	139,929	2014	40 Years
Toledo, OH	—	168,750	785,000	16,477	168,750	801,477	970,227	148,436	2014	40 Years
Mansfield, OH	—	306,000	725,600	—	306,000	725,600	1,031,600	134,538	2014	40 Years
Orville, OH	—	344,250	716,600	—	344,250	716,600	1,060,850	132,869	2014	40 Years
Calcutta, OH	—	208,050	758,750	1,462	208,050	760,212	968,262	140,883	2014	40 Years
Columbus, OH	—	—	1,136,250	1,593,792	1,590,997	1,139,045	2,730,042	208,593	2014	40 Years
Tulsa, OK	—	459,148	640,550	(13,336)	459,148	627,214	1,086,362	123,220	2014	40 Years
Ligonier, PA	—	330,000	5,021,849	(9,500)	330,000	5,012,349	5,342,349	929,870	2014	40 Years
Limerick, PA	—	369,000	—	—	369,000	—	369,000	—	2014
Harrisburg, PA	—	124,757	1,446,773	11,175	124,757	1,457,948	1,582,705	255,059	2014	40 Years
Anderson, SC	—	781,200	4,441,535	261,624	775,732	4,708,627	5,484,359	933,177	2014	40 Years
Easley, SC	—	332,275	268,612	—	332,275	268,612	600,887	47,567	2014	40 Years
Spartanburg, SC	—	141,307	446,706	—	141,307	446,706	588,013	79,105	2014	40 Years
Spartanburg, SC	—	94,770	261,640	—	94,770	261,640	356,410	46,332	2014	40 Years
Columbia, SC	—	303,932	1,221,964	(13,830)	303,932	1,208,134	1,512,066	214,540	2014	40 Years
Alcoa, TN	—	329,074	270,719	—	329,074	270,719	599,793	47,940	2014	40 Years
Knoxville, TN	—	214,077	286,037	—	214,077	286,037	500,114	50,653	2014	40 Years
Red Bank, TN	—	229,100	302,146	—	229,100	302,146	531,246	53,504	2014	40 Years
New Tazewell, TN	—	91,006	328,561	5,074	91,006	333,635	424,641	58,378	2014	40 Years
Maryville, TN	—	94,682	1,529,621	57,945	94,682	1,587,566	1,682,248	274,132	2014	40 Years
Morristown, TN	—	46,404	801,506	4,990	46,404	806,496	852,900	141,128	2014	40 Years
Clinton, TN	—	69,625	1,177,927	11,564	69,625	1,189,491	1,259,116	208,150	2014	40 Years
Knoxville, TN	—	160,057	2,265,025	226,291	160,057	2,491,316	2,651,373	427,067	2014	40 Years
Sweetwater, TN	—	79,100	1,009,290	6,740	79,100	1,016,030	1,095,130	177,793	2014	40 Years
McKinney, TX	—	2,671,020	6,785,815	100,331	2,671,020	6,886,146	9,557,166	1,295,707	2014	40 Years
Forest, VA	—	282,600	956,027	—	282,600	956,027	1,238,627	179,254	2014	40 Years
Colonial Heights, VA	—	547,692	1,059,557	(5,963)	547,692	1,053,594	1,601,286	186,577	2014	40 Years
Glen Allen, VA	—	590,101	1,129,495	(6,867)	590,101	1,122,628	1,712,729	198,802	2014	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Burlington, WA	—	610,000	3,647,279	(4,602)	610,000	3,642,677	4,252,677	646,446	2014	40 Years
Wausau, WI	—	909,092	1,405,899	79,841	909,092	1,485,740	2,394,832	273,694	2014	40 Years
Foley AL	—	305,332	506,203	9,380	305,332	515,583	820,915	89,943	2015	40 Years
Sulligent, AL	—	58,803	1,085,906	(432,709)	58,803	653,197	712,000	158,128	2015	40 Years
Eutaw, AL	—	103,746	1,212,006	(377,526)	103,746	834,480	938,226	183,273	2015	40 Years
Tallassee, AL	—	154,437	850,448	11,125	154,437	861,573	1,016,010	144,770	2015	40 Years
Orange Park, AL	—	649,652	1,775,000	9,664	649,652	1,784,664	2,434,316	281,203	2015	40 Years
Pace, FL	—	37,860	524,400	6,970	37,860	531,370	569,230	91,506	2015	40 Years
Pensacola, FL	—	309,607	775,084	(25)	309,607	775,059	1,084,666	133,831	2015	40 Years
Freeport, FL	—	312,615	1,277,386	—	312,615	1,277,386	1,590,001	207,575	2015	40 Years
Glenwood, GA	—	29,489	1,027,370	(416,000)	29,489	611,370	640,859	144,723	2015	40 Years
Albany, GA	—	47,955	641,123	—	47,955	641,123	689,078	108,109	2015	40 Years
Belvidere, IL	—	184,136	644,492	—	184,136	644,492	828,628	108,645	2015	40 Years
Peru, IL	—	380,254	2,125,498	—	380,254	2,125,498	2,505,752	332,109	2015	40 Years
Davenport, IA	—	776,366	6,623,542	(117,790)	776,366	6,505,752	7,282,118	1,069,899	2015	40 Years
Buffalo Center, IA	—	159,353	700,460	—	159,353	700,460	859,813	112,366	2015	40 Years
Sheffield, IA	—	131,794	729,543	—	131,794	729,543	861,337	117,031	2015	40 Years
Lenexa, KS	—	303,175	2,186,864	—	303,175	2,186,864	2,490,039	328,030	2015	40 Years
Tompkinsville , KY	—	70,252	1,132,033	(164,520)	70,252	967,513	1,037,765	183,285	2015	40 Years
Hazard, KY	—	8,392,841	13,731,648	(16,857)	8,375,591	13,732,041	22,107,632	2,059,802	2015	40 Years
Portland, MA	—	—	3,831,860	3,172	—	3,835,032	3,835,032	623,153	2015	40 Years
Flint, MI	—	120,078	2,561,015	20,490	120,078	2,581,505	2,701,583	387,226	2015	40 Years
Hutchinson, MN	—	67,914	720,799	—	67,914	720,799	788,713	115,628	2015	40 Years
Lowry City, MO	—	103,202	614,065	—	103,202	614,065	717,267	99,785	2015	40 Years
Branson, MO	—	564,066	940,585	175	564,066	940,760	1,504,826	145,033	2015	40 Years
Branson, MO	—	721,135	717,081	940	721,135	718,021	1,439,156	110,687	2015	40 Years
Enfield, NH	—	93,628	1,295,320	52,741	93,628	1,348,061	1,441,689	229,235	2015	40 Years
Marietta, OH	—	319,157	1,225,026	—	319,157	1,225,026	1,544,183	206,665	2015	40 Years
Franklin, OH	—	264,153	1,191,777	—	264,153	1,191,777	1,455,930	196,147	2015	40 Years
Elyria, OH	—	82,023	910,404	—	82,023	910,404	992,427	147,941	2015	40 Years
Elyria, OH	—	126,641	695,072	—	126,641	695,072	821,713	112,949	2015	40 Years
Bedford Heights, OH	—	226,920	959,528	(26,197)	226,920	933,331	1,160,251	157,574	2015	40 Years
Newburgh Heights, OH	—	224,040	959,099	—	224,040	959,099	1,183,139	153,855	2015	40 Years
Warrensville Heights, OH	—	186,209	920,496	4,900	186,209	925,396	1,111,605	150,154	2015	40 Years
Heath, OH	—	325,381	757,994	135	325,381	758,129	1,083,510	116,878	2015	40 Years
Lima, OH	—	335,386	592,154	2,833	335,386	594,987	930,373	89,248	2015	40 Years
Elk City, OK	—	45,212	1,242,220	—	45,212	1,242,220	1,287,432	204,448	2015	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Salem, OR	—	1,450,000	2,951,167	1,346,640	1,450,000	4,297,807	5,747,807	644,677	2015	40 Years
Westfield, PA	—	47,346	1,117,723	10,973	47,346	1,128,696	1,176,042	194,270	2015	40 Years
Altoona, PA	—	555,903	9,489,791	1,017	555,903	9,490,808	10,046,711	1,482,924	2015	40 Years
Grindstone, PA	—	288,246	500,379	10,151	288,246	510,530	798,776	76,530	2015	40 Years
Liberty, SC	—	27,929	1,222,856	90	27,929	1,222,946	1,250,875	206,284	2015	40 Years
Blacksburg, SC	—	27,547	1,468,101	—	27,547	1,468,101	1,495,648	244,684	2015	40 Years
Easley, SC	—	51,325	1,187,506	—	51,325	1,187,506	1,238,831	195,444	2015	40 Years
Fountain Inn, SC	—	107,633	1,076,633	—	107,633	1,076,633	1,184,266	177,196	2015	40 Years
Walterboro, SC	—	21,414	1,156,820	—	21,414	1,156,820	1,178,234	190,393	2015	40 Years
Jackson, TN	—	277,000	495,103	80,423	277,000	575,526	852,526	75,815	2015	40 Years
Brenham, TX	—	355,486	17,280,895	581	355,486	17,281,476	17,636,962	2,880,207	2015	40 Years
Corpus Christi, TX	—	316,916	2,140,056	—	316,916	2,140,056	2,456,972	338,842	2015	40 Years
Harlingen, TX	—	126,102	869,779	—	126,102	869,779	995,881	137,715	2015	40 Years
Midland, TX	—	194,174	5,005,720	2,000	194,174	5,007,720	5,201,894	782,431	2015	40 Years
Rockwall, TX	—	578,225	1,768,930	210	578,225	1,769,140	2,347,365	265,367	2015	40 Years
Princeton, WV	—	111,653	1,029,090	—	111,653	1,029,090	1,140,743	173,597	2015	40 Years
Martinsburg, WV	—	620,892	943,163	—	620,892	943,163	1,564,055	141,474	2015	40 Years
Grand Chute, WI	—	2,766,417	7,084,942	342,188	2,766,417	7,427,130	10,193,547	1,210,229	2015	40 Years
New Richmond, WI	—	71,969	648,850	—	71,969	648,850	720,819	105,438	2015	40 Years
Baraboo, WI	—	142,563	653,176	—	142,563	653,176	795,739	104,780	2015	40 Years
Decatur, AL	—	337,738	510,706	—	337,738	510,706	848,444	65,966	2016	40 Years
Greenville, AL	—	203,722	905,780	9,911	203,722	915,691	1,119,413	114,418	2016	40 Years
Bullhead City, AZ	—	177,500	1,364,406	—	177,500	1,364,406	1,541,906	196,121	2016	40 Years
Page, AZ	—	256,982	1,299,283	—	256,982	1,299,283	1,556,265	186,772	2016	40 Years
Safford, AZ	—	349,269	1,196,307	676	349,269	1,196,983	1,546,252	161,883	2016	40 Years
Tucson, AZ	—	3,208,580	4,410,679	—	3,208,580	4,410,679	7,619,259	606,468	2016	40 Years
Bentonville, AR	—	610,926	897,562	170	610,926	897,732	1,508,658	129,074	2016	40 Years
Sunnyvale, CA	—	7,351,903	4,638,432	194	7,351,903	4,638,626	11,990,529	647,327	2016	40 Years
Whittier, CA	—	4,237,918	7,343,869	—	4,237,918	7,343,869	11,581,787	1,025,082	2016	40 Years
Aurora, CO	—	847,349	834,301	7,770	847,349	842,071	1,689,420	104,806	2016	40 Years
Aurora, CO	—	1,132,676	5,716,367	247,122	1,132,676	5,963,489	7,096,165	731,887	2016	40 Years
Evergreen, CO	—	1,998,860	3,827,245	—	1,998,860	3,827,245	5,826,105	534,220	2016	40 Years
Lakeland, FL	—	61,000	1,227,037	—	61,000	1,227,037	1,288,037	158,492	2016	40 Years
Mt Dora, FL	—	1,678,671	3,691,615	340,000	1,678,671	4,031,615	5,710,286	550,705	2016	40 Years
North Miami Beach, FL	—	1,622,742	512,717	11,240	1,622,742	523,957	2,146,699	65,417	2016	40 Years
Orlando, FL	—	903,411	1,627,159	(24,843)	903,411	1,602,316	2,505,727	213,560	2016	40 Years
Port Orange, FL	—	1,493,863	3,114,697	237,695	1,493,863	3,352,392	4,846,255	442,683	2016	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Royal Palm Beach, FL	—	2,052,463	956,768	20,576	2,052,463	977,344	3,029,807	132,264	2016	40 Years
Sarasota, FL	—	1,769,175	3,587,992	139,891	1,769,175	3,727,883	5,497,058	524,139	2016	40 Years
Venice, FL	—	281,936	1,291,748	676	281,936	1,292,424	1,574,360	172,153	2016	40 Years
Vero Beach, FL	—	4,469,033	—	—	4,469,033	—	4,469,033	—	2016
Dalton, GA	—	211,362	220,927	—	211,362	220,927	432,289	30,359	2016	40 Years
Crystal Lake, IL	—	2,446,521	7,012,819	69,827	2,446,521	7,082,646	9,529,167	894,312	2016	40 Years
Glenwood, IL	—	815,483	970,108	—	815,483	970,108	1,785,591	125,306	2016	40 Years
Morris, IL	—	1,206,749	2,062,495	—	1,206,749	2,062,495	3,269,244	287,890	2016	40 Years
Bicknell, IN	—	215,037	2,381,471	—	215,037	2,381,471	2,596,508	317,440	2016	40 Years
Fort Wayne, IN	—	711,430	1,258,357	(10,000)	711,430	1,248,357	1,959,787	184,653	2016	40 Years
Indianapolis, IN	—	734,434	970,175	(2,700)	734,434	967,475	1,701,909	139,234	2016	40 Years
Des Moines, IA	—	322,797	1,374,153	—	322,797	1,374,153	1,696,950	191,809	2016	40 Years
Frankfort, KY	—	—	514,277	—	514,277	—	514,277	—	2016
DeRidder, LA	—	814,891	2,156,542	480	814,891	2,157,022	2,971,913	296,607	2016	40 Years
Lake Charles, LA	—	1,308,418	4,235,719	5,761	1,308,418	4,241,480	5,549,898	538,902	2016	40 Years
Shreveport, LA	—	891,872	2,058,257	—	891,872	2,058,257	2,950,129	283,020	2016	40 Years
Marshall, MI	—	339,813	—	—	339,813	—	339,813	—	2016
Mt Pleasant, MI	—	—	511,282	(254)	511,028	—	511,028	—	2016
Norton Shores, MI	—	495,605	667,982	42,874	495,605	710,856	1,206,461	90,762	2016	40 Years
Portage, MI	—	262,181	1,102,990	—	262,181	1,102,990	1,365,171	149,363	2016	40 Years
Stephenson, MI	—	223,152	1,044,947	270	223,152	1,045,217	1,268,369	130,650	2016	40 Years
Sterling, MI	—	127,844	905,607	25,464	127,844	931,071	1,058,915	120,077	2016	40 Years
Eagle Bend, MN	—	96,558	1,165,437	—	96,558	1,165,437	1,261,995	152,914	2016	40 Years
Brandon, MS	—	428,464	969,346	—	428,464	969,346	1,397,810	137,324	2016	40 Years
Clinton, MS	—	370,264	1,057,143	—	370,264	1,057,143	1,427,407	149,762	2016	40 Years
Columbus, MS	—	1,103,458	2,128,089	(2,105)	1,103,458	2,125,984	3,229,442	311,696	2016	40 Years
Holly Springs, MS	—	413,316	952,574	—	413,316	952,574	1,365,890	130,870	2016	40 Years
Jackson, MS	—	242,796	963,188	—	242,796	963,188	1,205,984	136,452	2016	40 Years
Jackson, MS	—	732,944	2,862,813	33,902	732,944	2,896,715	3,629,659	379,551	2016	40 Years
Meridian, MS	—	396,329	1,152,729	—	396,329	1,152,729	1,549,058	163,284	2016	40 Years
Pearl, MS	—	299,839	616,351	7,355	299,839	623,706	923,545	77,913	2016	40 Years
Ridgeland, MS	—	407,041	864,498	—	407,041	864,498	1,271,539	122,471	2016	40 Years
Bowling Green, MO	—	360,201	2,809,170	5,000	360,201	2,814,170	3,174,371	368,728	2016	40 Years
St Robert, MO	—	394,859	1,305,366	24,333	394,859	1,329,699	1,724,558	167,132	2016	40 Years
Beatty, NV	—	198,928	1,265,084	8,051	198,928	1,273,135	1,472,063	166,991	2016	40 Years
Alamogordo, NM	—	654,965	2,716,166	4,436	654,965	2,720,602	3,375,567	357,410	2016	40 Years
Alamogordo, NM	—	524,763	941,615	7,522	524,763	949,137	1,473,900	120,580	2016	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Alcalde, NM	—	435,486	836,499	—	435,486	836,499	1,271,985	104,562	2016	40 Years
Cimarron, NM	—	345,693	1,236,437	7,613	345,693	1,244,050	1,589,743	158,058	2016	40 Years
La Luz, NM	—	487,401	835,455	—	487,401	835,455	1,322,856	106,172	2016	40 Years
Fayetteville, NC	—	1,267,529	2,527,462	16,897	1,267,529	2,544,359	3,811,888	323,179	2016	40 Years
Gastonia, NC	—	401,119	979,803	1,631	401,119	981,434	1,382,553	124,724	2016	40 Years
Devils Lake, ND	—	323,508	1,133,773	955	323,508	1,134,728	1,458,236	150,895	2016	40 Years
Cambridge, OH	—	168,717	1,113,232	—	168,717	1,113,232	1,281,949	162,346	2016	40 Years
Columbus, OH	—	1,109,044	1,291,313	—	1,109,044	1,291,313	2,400,357	177,488	2016	40 Years
Grove City, OH	—	334,032	176,274	—	334,032	176,274	510,306	24,222	2016	40 Years
Lorain, OH	—	808,162	1,390,481	10,000	808,162	1,400,481	2,208,643	202,548	2016	40 Years
Reynoldsburg, OH	—	843,336	1,197,966	—	843,336	1,197,966	2,041,302	164,667	2016	40 Years
Springfield, OH	—	982,451	3,957,512	7,191	982,451	3,964,703	4,947,154	576,567	2016	40 Years
Ardmore, OK	—	571,993	1,590,151	—	571,993	1,590,151	2,162,144	221,960	2016	40 Years
Dillon, SC	—	85,896	1,697,160	—	85,896	1,697,160	1,783,056	251,038	2016	40 Years
Jasper, TN	—	190,582	966,125	6,888	190,582	973,013	1,163,595	121,603	2016	40 Years
Carthage, TX	—	597,995	1,965,290	14,204	597,995	1,979,494	2,577,489	270,234	2016	40 Years
Cedar Park, TX	—	1,386,802	4,656,229	756,188	1,410,827	5,388,392	6,799,219	749,866	2016	40 Years
Granbury, TX	—	944,223	2,362,540	—	944,223	2,362,540	3,306,763	324,857	2016	40 Years
Hemphill, TX	—	250,503	1,955,918	11,886	250,503	1,967,804	2,218,307	257,896	2016	40 Years
Lampasas, TX	—	245,312	1,063,701	37,258	245,312	1,100,959	1,346,271	150,572	2016	40 Years
Lubbock, TX	—	1,501,556	2,341,031	—	1,501,556	2,341,031	3,842,587	321,902	2016	40 Years
Odessa, TX	—	921,043	2,434,384	5,615	921,043	2,439,999	3,361,042	335,310	2016	40 Years
Port Arthur, TX	—	1,889,732	8,121,417	93,857	1,889,732	8,215,274	10,105,006	1,090,714	2016	40 Years
Provo, UT	—	1,692,785	5,874,584	43,650	1,692,785	5,918,234	7,611,019	807,093	2016	40 Years
Tappahannock, VA	—	1,076,745	14,904	—	1,076,745	14,904	1,091,649	2,022	2016	40 Years
Manitowoc, WI	—	879,237	4,467,960	—	879,237	4,467,960	5,347,197	595,578	2016	40 Years
Oak Creek, WI	—	487,277	3,082,180	139,675	487,277	3,221,855	3,709,132	469,187	2016	40 Years
Oxford, AL	—	148,407	641,820	—	148,407	641,820	790,227	74,851	2017	40 Years
Oxford, AL	—	255,786	7,273,871	81,627	255,786	7,355,498	7,611,284	854,163	2017	40 Years
Oxford, AL	—	24,875	600,936	(16,074)	24,875	584,862	609,737	69,506	2017	40 Years
Jonesboro, AR	—	3,656,554	3,219,456	11,058	3,656,554	3,230,514	6,887,068	341,777	2017	40 Years
Lowell, AR	—	949,519	1,435,056	10,229	949,519	1,445,285	2,394,804	144,465	2017	40 Years
Southington, CT	—	1,088,181	1,287,837	185,818	1,088,181	1,473,655	2,561,836	142,003	2017	40 Years
Millsboro, DE	—	3,501,109	—	(20,531)	3,480,578	—	3,480,578	—	2017
Jacksonville, FL	—	2,298,885	2,894,565	29,661	2,298,885	2,924,226	5,223,111	298,406	2017	40 Years
Orange Park, FL	—	214,858	2,304,095	—	214,858	2,304,095	2,518,953	259,184	2017	40 Years
Port Richey, FL	—	1,140,182	1,649,773	—	1,140,182	1,649,773	2,789,955	185,588	2017	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Americus, GA	—	1,318,463	—	—	1,318,463	—	1,318,463	—	2017
Brunswick, GA	—	1,279,688	2,158,863	205	1,279,688	2,159,068	3,438,756	256,229	2017	40 Years
Brunswick, GA	—	126,335	1,626,530	—	126,335	1,626,530	1,752,865	166,042	2017	40 Years
Buford, GA	—	341,860	1,023,813	—	341,860	1,023,813	1,365,673	115,147	2017	40 Years
Carrollton, GA	—	597,465	886,644	—	597,465	886,644	1,484,109	97,816	2017	40 Years
Decatur, GA	—	558,859	1,429,106	—	558,859	1,429,106	1,987,965	145,888	2017	40 Years
Metter, GA	—	256,743	766,818	—	256,743	766,818	1,023,561	84,625	2017	40 Years
Villa Rica, GA	—	410,936	1,311,444	—	410,936	1,311,444	1,722,380	150,243	2017	40 Years
Chicago, IL	—	2,899,155	9,822,986	—	2,899,155	9,822,986	12,722,141	1,166,401	2017	40 Years
Chicago, IL	—	2,081,151	5,197,315	—	2,081,151	5,197,315	7,278,466	616,821	2017	40 Years
Galesburg, IL	—	214,280	979,108	—	214,280	979,108	1,193,388	110,131	2017	40 Years
Mundelein, IL	—	1,238,743	—	—	1,238,743	—	1,238,743	—	2017
Mundelein, IL	—	1,743,222	—	—	1,743,222	—	1,743,222	—	2017
Mundelein, IL	—	1,803,068	—	—	1,803,068	—	1,803,068	—	2017
Springfield, IL	—	574,805	1,554,786	9,660	574,805	1,564,446	2,139,251	155,781	2017	40 Years
Woodstock, IL	—	683,419	1,002,207	284	683,419	1,002,491	1,685,910	102,335	2017	40 Years
Frankfort, IN	—	50,458	2,008,275	—	50,458	2,008,275	2,058,733	234,299	2017	40 Years
Kokomo, IN	—	95,196	1,484,778	(30,615)	95,196	1,454,163	1,549,359	150,232	2017	40 Years
Nashville, IN	—	484,117	2,458,215	—	484,117	2,458,215	2,942,332	276,311	2017	40 Years
Roeland Park, KS	—	7,829,806	—	(1,247,898)	6,581,908	—	6,581,908	—	2017
Georgetown, KY	—	1,996,456	6,315,768	928	1,996,456	6,316,696	8,313,152	717,658	2017	40 Years
Hopkinsville, KY	—	413,269	996,619	—	413,269	996,619	1,409,888	112,095	2017	40 Years
Salyersville, KY	—	289,663	906,455	596	289,663	907,051	1,196,714	103,846	2017	40 Years
Amite, LA	—	601,238	1,695,242	—	601,238	1,695,242	2,296,480	194,198	2017	40 Years
Bossier City, LA	—	797,899	2,925,864	146	797,899	2,926,010	3,723,909	298,694	2017	40 Years
Kenner, LA	—	323,188	859,298	—	323,188	859,298	1,182,486	91,160	2017	40 Years
Mandeville, LA	—	834,891	1,294,812	(795)	834,891	1,294,017	2,128,908	137,514	2017	40 Years
New Orleans, LA	—	—	6,846,313	—	—	6,846,313	6,846,313	770,170	2017	40 Years
Baltimore, MD	—	782,819	745,092	7,968	782,819	753,060	1,535,879	77,611	2017	40 Years
Canton, MI	—	3,655,296	—	14,162,109	7,345,761	10,471,644	17,817,405	1,007,630	2017	40 Years
Grand Rapids, MI	—	7,015,035	—	2,635,983	1,750,000	7,901,018	9,651,018	691,339	2017	40 Years
Bloomington, MN	—	1,491,302	—	619	1,491,921	—	1,491,921	—	2017
Monticello, MN	—	449,025	979,816	9,368	449,025	989,184	1,438,209	121,164	2017	40 Years
Mountain Iron, MN	—	177,918	1,139,849	—	177,918	1,139,849	1,317,767	128,216	2017	40 Years
Gulfport, MS	—	671,824	1,176,505	—	671,824	1,176,505	1,848,329	134,790	2017	40 Years
Jackson, MS	—	802,230	1,434,997	—	802,230	1,434,997	2,237,227	164,404	2017	40 Years
McComb, MS	—	67,026	685,426	—	67,026	685,426	752,452	77,065	2017	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Kansas City, MO	—	1,390,880	1,588,573	—	1,390,880	1,588,573	2,979,453	197,896	2017	40 Years
Springfield, MO	—	616,344	2,448,360	13,285	616,344	2,461,645	3,077,989	246,081	2017	40 Years
St. Charles, MO	—	736,242	2,122,426	282,034	736,242	2,404,460	3,140,702	287,399	2017	40 Years
St. Peters, MO	—	1,364,670	—	—	1,364,670	—	1,364,670	—	2017
Boulder City, NV	—	566,639	993,399	—	566,639	993,399	1,560,038	111,681	2017	40 Years
Egg Harbor, NJ	—	520,510	1,087,374	—	520,510	1,087,374	1,607,884	129,103	2017	40 Years
Secaucus, NJ	—	19,915,781	17,306,541	84,023	19,915,781	17,390,564	37,306,345	1,738,227	2017	40 Years
Sewell, NJ	—	1,809,771	6,892,134	—	1,809,771	6,892,134	8,701,905	775,358	2017	40 Years
Santa Fe, NM	—	1,072,340	4,013,237	606	1,072,340	4,013,843	5,086,183	501,638	2017	40 Years
Statesville, NC	—	287,467	867,849	—	287,467	867,849	1,155,316	104,861	2017	40 Years
Jacksonville, NC	—	308,321	875,652	31,340	308,321	906,992	1,215,313	104,526	2017	40 Years
Minot, ND	—	928,796	1,619,726	—	928,796	1,619,726	2,548,522	185,535	2017	40 Years
Grandview Heights, OH	—	1,276,870	8,557,690	(20,518)	1,276,870	8,537,172	9,814,042	979,556	2017	40 Years
Hillard, OH	—	1,001,228	—	—	1,001,228	—	1,001,228	—	2017
Edmond, OK	—	1,063,243	3,816,155	9,878	1,063,243	3,826,033	4,889,276	397,845	2017	40 Years
Oklahoma City, OK	—	868,648	1,820,174	7,835	868,648	1,828,009	2,696,657	198,242	2017	40 Years
Erie, PA	—	425,267	1,284,883	—	425,267	1,284,883	1,710,150	139,063	2017	40 Years
Pittsburgh, PA	—	692,454	2,509,358	—	692,454	2,509,358	3,201,812	282,126	2017	40 Years
Sumter, SC	—	132,204	1,095,478	—	132,204	1,095,478	1,227,682	125,497	2017	40 Years
Chattanooga, TN	—	2,089,237	3,595,808	195	2,089,237	3,596,003	5,685,240	367,089	2017	40 Years
Etowah, TN	—	74,057	862,436	16,053	74,057	878,489	952,546	105,089	2017	40 Years
Memphis, TN	—	1,661,764	3,874,356	(250)	1,661,764	3,874,106	5,535,870	468,075	2017	40 Years
Alamo, TX	—	104,878	821,355	13,274	104,878	834,629	939,507	83,380	2017	40 Years
Andrews, TX	—	172,373	817,252	(292)	172,373	816,960	989,333	97,019	2017	40 Years
Arlington, TX	—	497,852	1,601,007	1,783	497,852	1,602,790	2,100,642	183,577	2017	40 Years
Canyon Lake, TX	—	382,522	1,026,179	(281)	382,522	1,025,898	1,408,420	102,592	2017	40 Years
Corpus Christi, TX	—	185,375	1,413,298	—	185,375	1,413,298	1,598,673	161,789	2017	40 Years
Fort Stockton, TX	—	185,474	1,186,339	—	185,474	1,186,339	1,371,813	135,904	2017	40 Years
Fort Worth, TX	—	1,016,587	4,622,507	257,308	1,016,587	4,879,815	5,896,402	521,090	2017	40 Years
Lufkin, TX	—	1,497,171	4,948,906	4,088	1,497,171	4,952,994	6,450,165	588,349	2017	40 Years
Newport News, VA	—	2,458,053	5,390,475	758,009	2,458,053	6,148,484	8,606,537	759,142	2017	40 Years
Appleton, WI	—	417,249	1,525,582	9,779	417,249	1,535,361	1,952,610	171,935	2017	40 Years
Onalaska, WI	—	821,084	2,651,772	—	821,084	2,651,772	3,472,856	303,793	2017	40 Years
Athens, AL	—	253,858	1,204,570	—	253,858	1,204,570	1,458,428	90,343	2018	40 Years
Birmingham, AL	—	1,635,912	2,739,834	—	1,635,912	2,739,834	4,375,746	256,833	2018	40 Years
Boaz, AL	—	379,197	898,689	—	379,197	898,689	1,277,886	84,168	2018	40 Years
Roanoke, AL	—	110,924	938,451	—	110,924	938,451	1,049,375	76,324	2018	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Selma, AL	—	206,831	1,790,939	(24,494)	206,831	1,766,445	1,973,276	133,096	2018	40 Years
Maricopa, AZ	—	2,166,955	9,505,724	14,600	2,166,955	9,520,324	11,687,279	733,175	2018	40 Years
Parker, AZ	—	322,510	1,159,624	1,163	322,510	1,160,787	1,483,297	103,896	2018	40 Years
St. Michaels, AZ	—	127,874	1,043,962	12,012	127,874	1,055,974	1,183,848	84,582	2018	40 Years
Little Rock, AR	—	390,921	856,987	—	390,921	856,987	1,247,908	64,274	2018	40 Years
Grand Junction, CO	—	835,792	1,915,976	—	835,792	1,915,976	2,751,768	143,698	2018	40 Years
Brookfield, CT	—	343,489	835,106	—	343,489	835,106	1,178,595	62,633	2018	40 Years
Manchester, CT	—	316,847	558,659	—	316,847	558,659	875,506	41,899	2018	40 Years
Waterbury, CT	—	663,667	607,457	—	663,667	607,457	1,271,124	45,559	2018	40 Years
Apopka, FL	—	587,585	2,363,721	73,672	587,585	2,437,393	3,024,978	182,322	2018	40 Years
Cape Coral, FL	—	554,721	1,009,404	—	554,721	1,009,404	1,564,125	75,705	2018	40 Years
Crystal River, FL	—	369,723	1,015,324	—	369,723	1,015,324	1,385,047	99,406	2018	40 Years
DeFuniak Springs, FL	—	226,898	835,016	7,130	226,898	842,146	1,069,044	66,596	2018	40 Years
Eustis, FL	—	649,394	1,580,694	—	649,394	1,580,694	2,230,088	118,552	2018	40 Years
Hollywood, FL	—	895,783	947,204	—	895,783	947,204	1,842,987	71,040	2018	40 Years
Homestead, FL	—	650,821	948,265	—	650,821	948,265	1,599,086	71,120	2018	40 Years
Jacksonville, FL	—	827,799	1,554,516	—	827,799	1,554,516	2,382,315	116,589	2018	40 Years
Marianna, FL	—	257,760	886,801	—	257,760	886,801	1,144,561	66,510	2018	40 Years
Melbourne, FL	—	497,607	1,549,974	—	497,607	1,549,974	2,047,581	116,248	2018	40 Years
Merritt Island, FL	—	598,790	988,114	—	598,790	988,114	1,586,904	80,284	2018	40 Years
St. Petersburg, FL	—	958,547	902,502	—	958,547	902,502	1,861,049	77,032	2018	40 Years
Tampa, FL	—	488,002	1,209,902	—	488,002	1,209,902	1,697,904	103,346	2018	40 Years
Tampa, FL	—	703,273	1,283,951	—	703,273	1,283,951	1,987,224	96,296	2018	40 Years
Titusville, FL	—	137,421	1,017,394	12,059	137,421	1,029,453	1,166,874	77,134	2018	40 Years
Winter Haven, FL	—	832,247	1,433,449	—	832,247	1,433,449	2,265,696	107,509	2018	40 Years
Albany, GA	—	448,253	1,462,641	6,023	448,253	1,468,664	1,916,917	110,109	2018	40 Years
Austell, GA	—	1,162,782	7,462,351	—	1,162,782	7,462,351	8,625,133	684,049	2018	40 Years
Conyers, GA	—	330,549	941,133	—	330,549	941,133	1,271,682	70,585	2018	40 Years
Covington, GA	—	744,321	1,235,171	(43,000)	744,321	1,192,171	1,936,492	93,061	2018	40 Years
Doraville, GA	—	1,991,031	291,663	21,466	1,991,031	313,129	2,304,160	27,819	2018	40 Years
Douglasville, GA	—	519,420	1,492,529	—	519,420	1,492,529	2,011,949	111,940	2018	40 Years
Lilburn, GA	—	304,597	1,206,785	—	304,597	1,206,785	1,511,382	90,509	2018	40 Years
Marietta, GA	—	1,257,433	1,563,755	—	1,257,433	1,563,755	2,821,188	149,795	2018	40 Years
Marietta, GA	—	447,582	832,782	—	447,582	832,782	1,280,364	62,459	2018	40 Years
Pooler, GA	—	989,819	1,220,271	734	989,819	1,221,005	2,210,824	106,820	2018	40 Years
Riverdale, GA	—	474,072	879,835	(3,750)	470,322	879,835	1,350,157	65,988	2018	40 Years
Savannah, GA	—	944,815	2,997,426	14,050	944,815	3,011,476	3,956,291	225,759	2018	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Statesboro, GA	—	681,381	1,592,291	1,786	681,381	1,594,077	2,275,458	129,496	2018	40 Years
Union City, GA	—	97,528	1,036,165	—	97,528	1,036,165	1,133,693	77,712	2018	40 Years
Nampa, ID	—	496,676	5,163,257	37,265	496,676	5,200,522	5,697,198	443,499	2018	40 Years
Aurora, IL	—	174,456	862,599	—	174,456	862,599	1,037,055	64,695	2018	40 Years
Bloomington, IL	—	1,408,067	986,931	678	1,408,067	987,609	2,395,676	90,511	2018	40 Years
Carlinville, IL	—	208,519	1,113,537	1,162	208,519	1,114,699	1,323,218	99,768	2018	40 Years
Centralia, IL	—	277,527	351,547	—	277,527	351,547	629,074	26,366	2018	40 Years
Chicago, IL	—	1,569,578	632,848	—	1,569,578	632,848	2,202,426	61,938	2018	40 Years
Flora, IL	—	232,155	1,121,688	4,087	232,155	1,125,775	1,357,930	86,744	2018	40 Years
Gurnee, IL	—	1,341,679	951,320	—	1,341,679	951,320	2,292,999	89,170	2018	40 Years
Lake Zurich, IL	—	290,272	857,467	19,450	290,272	876,917	1,167,189	67,393	2018	40 Years
Macomb, IL	—	85,753	661,375	—	85,753	661,375	747,128	49,603	2018	40 Years
Morris, IL	—	331,622	1,842,994	3,880	331,622	1,846,874	2,178,496	150,010	2018	40 Years
Newton, IL	—	510,192	1,069,075	2,500	510,192	1,071,575	1,581,767	89,261	2018	40 Years
Northlake, IL	—	353,337	564,677	4,343	353,337	569,020	922,357	44,524	2018	40 Years
Rockford, IL	—	270,180	708,041	—	270,180	708,041	978,221	69,321	2018	40 Years
Greenwood, IN	—	1,586,786	1,232,818	1,162	1,586,786	1,233,980	2,820,766	110,453	2018	40 Years
Hammond, IN	—	230,142	—	—	230,142	—	230,142	—	2018
Indianapolis, IN	—	132,291	311,647	—	132,291	311,647	443,938	23,374	2018	40 Years
Mishawaka, IN	—	1,263,680	4,106,900	—	1,263,680	4,106,900	5,370,580	333,686	2018	40 Years
South Bend, IN	—	420,571	2,772,376	—	420,571	2,772,376	3,192,947	271,415	2018	40 Years
Warsaw, IN	—	583,174	1,118,270	58,246	583,174	1,176,516	1,759,690	110,449	2018	40 Years
Ackley, IA	—	202,968	896,444	—	202,968	896,444	1,099,412	85,826	2018	40 Years
Ottumwa, IA	—	227,562	5,794,123	—	227,562	5,794,123	6,021,685	567,319	2018	40 Years
Riceville, IA	—	154,294	742,421	—	154,294	742,421	896,715	71,043	2018	40 Years
Riverside, IA	—	579,935	1,594,085	—	579,935	1,594,085	2,174,020	139,482	2018	40 Years
Urbandale, IA	—	68,172	2,938,611	(85,150)	593,022	2,328,611	2,921,633	273,458	2018	40 Years
Overland Park, KS	—	1,053,287	6,141,649	219	1,053,287	6,141,868	7,195,155	499,023	2018	40 Years
Ekron, KY	—	95,655	802,880	—	95,655	802,880	898,535	70,252	2018	40 Years
Florence, KY	—	601,820	1,054,572	—	601,820	1,054,572	1,656,392	79,093	2018	40 Years
Chalmette, LA	—	290,396	1,297,684	—	290,396	1,297,684	1,588,080	97,326	2018	40 Years
Donaldsonville, LA	—	542,118	2,418,183	5,647	542,118	2,423,830	2,965,948	207,400	2018	40 Years
Franklinton, LA	—	193,192	925,598	—	193,192	925,598	1,118,790	75,205	2018	40 Years
Franklinton, LA	—	242,651	2,462,533	—	242,651	2,462,533	2,705,184	210,341	2018	40 Years
Franklinton, LA	—	396,560	1,122,737	—	396,560	1,122,737	1,519,297	91,222	2018	40 Years
Franklinton, LA	—	163,258	747,944	—	163,258	747,944	911,202	60,770	2018	40 Years
Harvey, LA	—	728,822	1,468,688	—	728,822	1,468,688	2,197,510	137,618	2018	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Jena, LA	—	772,878	2,392,129	—	772,878	2,392,129	3,165,007	204,328	2018	40 Years
Jennings, LA	—	128,158	2,329,137	118,189	128,158	2,447,326	2,575,484	202,516	2018	40 Years
New Orleans, LA	—	293,726	—	—	293,726	—	293,726	—	2018
Pine Grove, LA	—	238,223	758,573	—	238,223	758,573	996,796	61,634	2018	40 Years
Rayville, LA	—	310,034	2,365,203	—	310,034	2,365,203	2,675,237	202,028	2018	40 Years
Roseland, LA	—	307,331	872,252	—	307,331	872,252	1,179,583	70,870	2018	40 Years
Talisheek, LA	—	150,802	1,031,214	41,717	150,802	1,072,931	1,223,733	86,654	2018	40 Years
Baltimore, MD	—	699,157	651,927	—	699,157	651,927	1,351,084	48,895	2018	40 Years
Salisbury, MD	—	305,215	1,193,870	—	305,215	1,193,870	1,499,085	89,540	2018	40 Years
Springfield, MA	—	153,428	826,741	—	153,428	826,741	980,169	62,006	2018	40 Years
Ann Arbor, MI	—	735,859	2,489,707	—	735,859	2,489,707	3,225,566	243,737	2018	40 Years
Belleville, MI	—	598,203	3,970,176	—	598,203	3,970,176	4,568,379	388,654	2018	40 Years
Grand Blanc, MI	—	1,589,886	3,738,477	—	1,589,886	3,738,477	5,328,363	365,981	2018	40 Years
Jackson, MI	—	1,451,971	2,548,436	—	1,451,971	2,548,436	4,000,407	249,476	2018	40 Years
Kentwood, MI	—	939,481	3,438,259	—	939,481	3,438,259	4,377,740	336,599	2018	40 Years
Lake Orion, MI	—	1,172,982	2,349,762	—	1,172,982	2,349,762	3,522,744	230,029	2018	40 Years
Onaway, MI	—	17,557	935,308	—	17,557	935,308	952,865	83,788	2018	40 Years
Champlin, MN	—	307,271	1,602,196	18,429	307,271	1,620,625	1,927,896	121,432	2018	40 Years
North Branch, MN	—	533,175	—	205	533,380	—	533,380	—	2018
Richfield, MN	—	2,141,431	613,552	—	2,141,431	613,552	2,754,983	46,016	2018	40 Years
Bay St. Louis, MS	—	547,498	2,080,989	—	547,498	2,080,989	2,628,487	177,751	2018	40 Years
Corinth, MS	—	504,885	4,540,022	129,132	504,885	4,669,154	5,174,039	448,843	2018	40 Years
Forest, MS	—	189,817	1,340,848	—	189,817	1,340,848	1,530,665	114,531	2018	40 Years
Southaven, MS	—	150,931	826,123	—	150,931	826,123	977,054	61,959	2018	40 Years
Waynesboro, MS	—	243,835	1,205,383	—	243,835	1,205,383	1,449,218	102,960	2018	40 Years
Blue Springs, MO	—	431,698	1,704,870	—	431,698	1,704,870	2,136,568	149,174	2018	40 Years
Florissant, MO	—	733,592	1,961,094	(14,149)	733,592	1,946,945	2,680,537	146,109	2018	40 Years
Joplin, MO	—	789,880	384,638	—	789,880	384,638	1,174,518	37,652	2018	40 Years
Liberty, MO	—	308,470	2,750,231	—	308,470	2,750,231	3,058,701	257,725	2018	40 Years
Neosho, MO	—	687,812	1,115,054	—	687,812	1,115,054	1,802,866	97,567	2018	40 Years
Springfield, MO	—	1,311,497	5,462,972	—	1,311,497	5,462,972	6,774,469	546,271	2018	40 Years
St. Peters, MO	—	1,205,257	1,760,658	—	1,205,257	1,760,658	2,965,915	132,049	2018	40 Years
Webb City, MO	—	1,324,146	1,501,744	—	1,324,146	1,501,744	2,825,890	147,035	2018	40 Years
Nashua, NH	—	3,635,953	2,720,644	4,240	3,635,953	2,724,884	6,360,837	266,969	2018	40 Years
Forked River, NJ	—	4,227,966	3,991,690	(81,552)	4,227,966	3,910,138	8,138,104	74,534	2018	40 Years
Forked River, NJ	—	3,505,805	(2,766,838)	3,193,972	3,505,805	427,134	3,932,939	33,784	2018	40 Years
Forked River, NJ	—	1,128,858	1,396,960	—	1,128,858	1,396,960	2,525,818	110,593	2018	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Forked River, NJ	—	1,682,284	3,527,964	(3,456,211)	1,682,284	71,753	1,754,037	249,622	2018	40 Years
Forked River, NJ	—	682,822	—	—	682,822	—	682,822	—	2018
Woodland Park, NJ	—	7,761,801	3,958,902	—	7,761,801	3,958,902	11,720,703	338,144	2018	40 Years
Bernalillo, NM	—	899,770	2,037,465	(78,875)	820,895	2,037,465	2,858,360	200,783	2018	40 Years
Farmington, NM	—	4,428,998	—	—	4,428,998	—	4,428,998	—	2018
Canandaigue, NY	—	154,996	1,352,174	156	154,996	1,352,330	1,507,326	112,662	2018	40 Years
Catskill, NY	—	80,524	1,097,609	156	80,524	1,097,765	1,178,289	91,448	2018	40 Years
Clifton Park, NY	—	925,613	1,858,613	7,421	925,613	1,866,034	2,791,647	139,906	2018	40 Years
Elmira, NY	—	43,388	947,627	—	43,388	947,627	991,015	71,072	2018	40 Years
Geneseo, NY	—	264,795	1,328,115	156	264,795	1,328,271	1,593,066	110,676	2018	40 Years
Greece, NY	—	182,916	1,254,678	156	182,916	1,254,834	1,437,750	104,537	2018	40 Years
Hamburg, NY	—	520,599	2,039,602	—	520,599	2,039,602	2,560,201	152,970	2018	40 Years
Latham, NY	—	373,318	764,382	—	373,318	764,382	1,137,700	57,329	2018	40 Years
N. Syracuse, NY	—	165,417	452,510	10,034	165,417	462,544	627,961	34,377	2018	40 Years
Niagara Falls, NY	—	392,301	1,022,745	—	392,301	1,022,745	1,415,046	76,706	2018	40 Years
Rochester, NY	—	100,136	895,792	—	100,136	895,792	995,928	74,649	2018	40 Years
Rochester, NY	—	575,463	772,555	—	575,463	772,555	1,348,018	57,942	2018	40 Years
Rochester, NY	—	375,721	881,257	—	375,721	881,257	1,256,978	66,094	2018	40 Years
Schenectady, NY	—	74,387	1,279,967	8,540	74,387	1,288,507	1,362,894	107,221	2018	40 Years
Schenectady, NY	—	453,006	726,404	—	453,006	726,404	1,179,410	54,480	2018	40 Years
Syracuse, NY	—	339,207	918,302	—	339,207	918,302	1,257,509	68,873	2018	40 Years
Syracuse, NY	—	607,053	259,331	—	607,053	259,331	866,384	19,450	2018	40 Years
Tonawanda, NY	—	94,443	727,373	156	94,443	727,529	821,972	60,595	2018	40 Years
Tonawanda, NY	—	131,021	576,915	—	131,021	576,915	707,936	43,269	2018	40 Years
W. Seneca, NY	—	98,194	737,592	—	98,194	737,592	835,786	55,319	2018	40 Years
Williamsville, NY	—	705,842	488,800	—	705,842	488,800	1,194,642	36,660	2018	40 Years
Charlotte, NC	—	287,732	518,005	—	287,732	518,005	805,737	38,850	2018	40 Years
Concord, NC	—	526,102	1,955,989	8,699	526,102	1,964,688	2,490,790	151,372	2018	40 Years
Durham, NC	—	1,787,380	848,986	—	1,787,380	848,986	2,636,366	63,674	2018	40 Years
Fayetteville, NC	—	108,898	1,769,274	—	108,898	1,769,274	1,878,172	132,696	2018	40 Years
Greensboro, NC	—	402,957	1,351,015	—	402,957	1,351,015	1,753,972	101,326	2018	40 Years
Greenville, NC	—	541,233	1,403,441	—	541,233	1,403,441	1,944,674	105,258	2018	40 Years
High Point, NC	—	252,336	1,024,696	—	252,336	1,024,696	1,277,032	76,852	2018	40 Years
Kernersville, NC	—	270,581	966,807	—	270,581	966,807	1,237,388	72,511	2018	40 Years
Pineville, NC	—	1,390,592	6,390,201	—	1,390,592	6,390,201	7,780,793	532,494	2018	40 Years
Rockingham, NC	—	245,976	955,579	—	245,976	955,579	1,201,555	83,613	2018	40 Years
Salisbury, NC	—	572,085	700,288	—	572,085	700,288	1,272,373	52,522	2018	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Zebulon, NC	—	160,107	1,077	36	161,220	—	161,220	—	2018
Akron, OH	—	445,299	—	—	445,299	—	445,299	—	2018
Bellevue, OH	—	272,308	1,127,365	62,975	272,308	1,190,340	1,462,648	103,136	2018	40 Years
Canton, OH	—	981,941	1,076,113	—	981,941	1,076,113	2,058,054	80,708	2018	40 Years
Columbus, OH	—	542,161	1,088,316	—	542,161	1,088,316	1,630,477	81,624	2018	40 Years
Fairview Park, OH	—	338,732	400,013	—	338,732	400,013	738,745	30,001	2018	40 Years
Franklin, OH	—	5,405,718	—	—	5,405,718	—	5,405,718	—	2018
Middletown, OH	—	311,389	1,451,469	1,163	311,389	1,452,632	1,764,021	130,024	2018	40 Years
Niles, OH	—	334,783	798,136	—	334,783	798,136	1,132,919	59,860	2018	40 Years
North Olmsted, OH	—	544,903	810,840	34,500	544,903	845,340	1,390,243	76,553	2018	40 Years
Warren, OH	—	208,710	601,092	—	208,710	601,092	809,802	45,082	2018	40 Years
Warrensville Heights, OH	—	735,534	—	627	736,161	—	736,161	—	2018
Youngstown, OH	—	323,983	989,430	—	323,983	989,430	1,313,413	74,207	2018	40 Years
Broken Arrow, OK	—	919,176	1,276,754	1,778	919,176	1,278,532	2,197,708	111,827	2018	40 Years
Chickasha, OK	—	230,000	2,881,525	—	230,000	2,881,525	3,111,525	240,127	2018	40 Years
Coweta, OK	—	282,468	803,762	—	282,468	803,762	1,086,230	70,329	2018	40 Years
Midwest City, OK	—	755,192	5,687,280	5,851	755,192	5,693,131	6,448,323	461,482	2018	40 Years
Oklahoma City, OK	—	1,104,085	1,874,359	507	1,104,085	1,874,866	2,978,951	144,517	2018	40 Years
Shawnee, OK	—	409,190	957,557	—	409,190	957,557	1,366,747	71,817	2018	40 Years
Wright City, OK	—	38,302	1,010,645	(1,300)	38,302	1,009,345	1,047,647	81,898	2018	40 Years
Hillsboro, OR	—	4,632,369	7,656,179	—	4,632,369	7,656,179	12,288,548	701,816	2018	40 Years
Carlisle, PA	—	340,349	643,498	—	340,349	643,498	983,847	48,262	2018	40 Years
Erie, PA	—	58,279	833,933	—	58,279	833,933	892,212	62,545	2018	40 Years
Johnstown, PA	—	1,030,667	—	8,829	1,039,496	—	1,039,496	—	2018
King of Prussia, PA	—	5,097,320	—	1,202	5,098,522	—	5,098,522	—	2018
Philadelphia, PA	—	155,212	218,083	—	155,212	218,083	373,295	16,356	2018	40 Years
Philadelphia, PA	—	127,690	122,516	—	127,690	122,516	250,206	9,189	2018	40 Years
Pittsburgh, PA	—	927,083	5,126,243	—	927,083	5,126,243	6,053,326	405,828	2018	40 Years
Pittsburgh, PA	—	1,397,965	—	3,850	1,401,815	—	1,401,815	—	2018
Upper Darby, PA	—	861,339	85,966	37,671	861,339	123,637	984,976	8,902	2018	40 Years
Wysox, PA	—	1,668,272	1,699,343	24,395	1,668,272	1,723,738	3,392,010	138,885	2018	40 Years
Richmond, RI	—	1,293,932	7,477,281	687,657	1,293,932	8,164,938	9,458,870	751,088	2018	40 Years
Warwick, RI	—	687,454	2,108,256	—	687,454	2,108,256	2,795,710	158,119	2018	40 Years
Greenville, SC	—	628,081	1,451,481	—	628,081	1,451,481	2,079,562	108,861	2018	40 Years
Lake City, SC	—	57,911	932,874	869	57,911	933,743	991,654	71,969	2018	40 Years
Manning, SC	—	245,546	989,236	146	245,546	989,382	1,234,928	82,430	2018	40 Years
Mt. Pleasant, SC	—	555,387	1,042,804	—	555,387	1,042,804	1,598,191	78,210	2018	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Myrtle Beach, SC	—	254,334	149,107	—	254,334	149,107	403,441	11,183	2018	40 Years
Spartanburg, SC	—	709,338	1,618,382	—	709,338	1,618,382	2,327,720	121,379	2018	40 Years
Sumter, SC	—	521,299	809,466	—	521,299	809,466	1,330,765	60,710	2018	40 Years
Walterboro, SC	—	207,130	827,775	—	207,130	827,775	1,034,905	72,428	2018	40 Years
Chattanooga, TN	—	1,179,566	1,236,591	—	1,179,566	1,236,591	2,416,157	92,744	2018	40 Years
Johnson City, TN	—	181,117	1,232,151	—	181,117	1,232,151	1,413,268	92,411	2018	40 Years
Beaumont, TX	—	936,389	2,725,502	21,662	936,389	2,747,164	3,683,553	205,902	2018	40 Years
Donna, TX	—	962,302	1,620,925	—	962,302	1,620,925	2,583,227	135,043	2018	40 Years
Fairfield, TX	—	125,098	970,816	—	125,098	970,816	1,095,914	76,856	2018	40 Years
Groves, TX	—	596,586	2,250,794	—	596,586	2,250,794	2,847,380	168,810	2018	40 Years
Humble, TX	—	173,885	867,347	—	173,885	867,347	1,041,232	65,051	2018	40 Years
Jacksboro, TX	—	119,147	1,036,482	—	119,147	1,036,482	1,155,629	82,055	2018	40 Years
Kemah, TX	—	2,324,774	2,835,597	(45,000)	2,324,774	2,790,597	5,115,371	228,142	2018	40 Years
Lamesa, TX	—	66,019	1,493,146	—	66,019	1,493,146	1,559,165	136,866	2018	40 Years
Live Oak, TX	—	371,174	1,880,746	—	371,174	1,880,746	2,251,920	164,563	2018	40 Years
Lufkin, TX	—	382,643	1,054,911	—	382,643	1,054,911	1,437,554	79,118	2018	40 Years
Plano, TX	—	452,721	822,683	—	452,721	822,683	1,275,404	61,701	2018	40 Years
Port Arthur, TX	—	512,094	721,936	—	512,094	721,936	1,234,030	54,145	2018	40 Years
Porter, TX	—	524,532	1,683,767	566	524,532	1,684,333	2,208,865	136,844	2018	40 Years
Tomball, TX	—	1,336,029	1,849,554	—	1,336,029	1,849,554	3,185,583	161,831	2018	40 Years
Universal City, TX	—	380,788	1,496,318	—	380,788	1,496,318	1,877,106	112,224	2018	40 Years
Waxahachie, TX	—	388,138	792,125	—	388,138	792,125	1,180,263	59,409	2018	40 Years
Willis, TX	—	406,466	925,047	7,287	406,466	932,334	1,338,800	75,657	2018	40 Years
Logan, UT	—	914,515	2,774,985	—	914,515	2,774,985	3,689,500	231,248	2018	40 Years
Christiansburg, VA	—	520,538	661,780	—	520,538	661,780	1,182,318	49,634	2018	40 Years
Fredericksburg, VA	—	452,911	1,076,589	—	452,911	1,076,589	1,529,500	80,744	2018	40 Years
Glen Allen, VA	—	1,112,948	837,542	—	1,112,948	837,542	1,950,490	78,423	2018	40 Years
Hampton, VA	—	353,242	514,898	—	353,242	514,898	868,140	38,617	2018	40 Years
Louisa, VA	—	538,246	2,179,541	—	538,246	2,179,541	2,717,787	178,496	2018	40 Years
Manassas, VA	—	1,454,278	—	—	1,454,278	—	1,454,278	—	2018
Virginia Beach, VA	—	2,142,002	1,154,585	—	2,142,002	1,154,585	3,296,587	86,594	2018	40 Years
Virginia Beach, VA	—	271,176	3,308,434	—	271,176	3,308,434	3,579,610	248,133	2018	40 Years
Everett, WA	—	414,899	811,710	—	414,899	811,710	1,226,609	60,878	2018	40 Years
Bluefield, WV	—	287,740	947,287	12,404	287,740	959,691	1,247,431	92,987	2018	40 Years
Green Bay, WI	—	817,143	1,383,440	—	817,143	1,383,440	2,200,583	103,758	2018	40 Years
La Crosse, WI	—	175,551	1,145,438	—	175,551	1,145,438	1,320,989	85,908	2018	40 Years
Madison, WI	—	2,475,815	4,249,537	(30,000)	2,475,815	4,219,537	6,695,352	340,274	2018	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Mt. Pleasant, WI	—	208,806	1,173,275	—	208,806	1,173,275	1,382,081	87,996	2018	40 Years
Schofield, WI	—	533,503	1,071,930	—	533,503	1,071,930	1,605,433	80,395	2018	40 Years
Sheboygan, WI	—	331,692	929,092	—	331,692	929,092	1,260,784	69,682	2018	40 Years
Athens, AL	—	338,789	1,119,459	(2,717)	338,789	1,116,742	1,455,531	67,549	2019	40 Years
Attala, AL	—	289,473	928,717	—	289,473	928,717	1,218,190	56,110	2019	40 Years
Birmingham, AL	—	1,400,530	859,880	316	1,400,530	860,196	2,260,726	46,591	2019	40 Years
Blountsville, AL	—	262,412	816,070	—	262,412	816,070	1,078,482	49,304	2019	40 Years
Coffeeville, AL	—	129,263	864,122	—	129,263	864,122	993,385	52,207	2019	40 Years
Phenix, AL	—	292,234	1,280,705	—	292,234	1,280,705	1,572,939	90,717	2019	40 Years
Silas, AL	—	383,742	1,351,195	—	383,742	1,351,195	1,734,937	81,625	2019	40 Years
Tuba City, AZ	—	138,006	1,253,376	531	138,006	1,253,907	1,391,913	70,441	2019	40 Years
Searcy, AR	—	851,561	5,582,069	45,099	851,561	5,627,168	6,478,729	398,999	2019	40 Years
Sheridan, AR	—	124,667	1,070,754	—	124,667	1,070,754	1,195,421	64,558	2019	40 Years
Trumann, AR	—	170,957	1,064,039	—	170,957	1,064,039	1,234,996	64,152	2019	40 Years
Visalia, CA	—	2,552,353	6,994,518	284	2,552,353	6,994,802	9,547,155	451,739	2019	40 Years
Lakewood, CO	—	3,021,260	6,125,185	18,070	3,021,260	6,143,255	9,164,515	307,070	2019	40 Years
Rifle, CO	—	4,427,019	1,599,591	—	4,427,019	1,599,591	6,026,610	103,198	2019	40 Years
Danbury, CT	—	1,095,933	—	—	1,095,933	—	1,095,933	—	2019
Greenwich, CT	—	16,350,193	3,076,568	—	16,350,193	3,076,568	19,426,761	196,060	2019	40 Years
Orange, CT	—	6,881,022	10,519,218	19,570	6,881,022	10,538,788	17,419,810	591,317	2019	40 Years
Torrington, CT	—	195,171	1,541,214	9,168	195,171	1,550,382	1,745,553	80,673	2019	40 Years
Bear, DE	—	743,604	—	657	744,261	—	744,261	—	2019
Wilmington, DE	—	2,501,623	2,784,576	—	2,501,623	2,784,576	5,286,199	191,275	2019	40 Years
Apopka, FL	—	646,629	1,215,458	10,730	646,629	1,226,188	1,872,817	91,517	2019	40 Years
Clearwater, FL	—	497,216	1,027,192	—	497,216	1,027,192	1,524,408	70,453	2019	40 Years
Cocoa, FL	—	2,174,730	—	—	2,174,730	—	2,174,730	—	2019
Lake Placid, FL	—	255,339	1,059,913	—	255,339	1,059,913	1,315,252	57,412	2019	40 Years
Merritt Island, FL	—	746,846	1,805,756	—	746,846	1,805,756	2,552,602	105,336	2019	40 Years
Orlando, FL	—	751,265	2,089,523	—	751,265	2,089,523	2,840,788	142,240	2019	40 Years
Poinciana, FL	—	608,450	1,073,714	—	608,450	1,073,714	1,682,164	58,160	2019	40 Years
Sanford, FL	—	2,791,684	4,763,063	20,323	2,791,684	4,783,386	7,575,070	278,600	2019	40 Years
Tavares, FL	—	736,113	1,849,694	—	736,113	1,849,694	2,585,807	127,172	2019	40 Years
Wauchula, FL	—	333,236	1,156,806	—	333,236	1,156,806	1,490,042	86,760	2019	40 Years
West Palm Beach, FL	—	2,484,935	2,344,077	—	2,484,935	2,344,077	4,829,012	136,666	2019	40 Years
Brunswick, GA	—	186,767	1,615,510	—	186,767	1,615,510	1,802,277	110,882	2019	40 Years
Columbus, GA	—	336,125	2,497,365	32,240	336,125	2,529,605	2,865,730	136,684	2019	40 Years
Conyers, GA	—	714,666	2,137,506	—	714,666	2,137,506	2,852,172	133,480	2019	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Dacula, GA	—	1,280,484	1,716,312	—	1,280,484	1,716,312	2,996,796	121,512	2019	40 Years
Marietta, GA	—	390,416	1,441,936	—	390,416	1,441,936	1,832,352	98,956	2019	40 Years
Tucker, GA	—	374,268	1,652,522	—	374,268	1,652,522	2,026,790	116,994	2019	40 Years
Chubbuck, ID	—	1,067,983	5,880,828	—	1,067,983	5,880,828	6,948,811	428,808	2019	40 Years
Chubbuck, ID	—	185,310	—	—	185,310	—	185,310	—	2019
Chubbuck, ID	—	873,334	1,653,886	—	873,334	1,653,886	2,527,220	120,596	2019	40 Years
Edwardsville, IL	—	449,741	1,202,041	—	449,741	1,202,041	1,651,782	82,512	2019	40 Years
Elk Grove Village, IL	—	394,567	1,395,659	22,896	394,567	1,418,555	1,813,122	82,266	2019	40 Years
Evergreen Park, IL	—	5,687,045	18,880,969	—	5,687,045	18,880,969	24,568,014	1,101,118	2019	40 Years
Freeport, IL	—	92,295	1,537,120	—	92,295	1,537,120	1,629,415	86,396	2019	40 Years
Geneva, IL	—	644,434	1,213,859	—	644,434	1,213,859	1,858,293	80,924	2019	40 Years
Greenville, IL	—	135,642	1,026,006	—	135,642	1,026,006	1,161,648	53,438	2019	40 Years
Murphysboro, IL	—	176,281	988,808	—	176,281	988,808	1,165,089	61,658	2019	40 Years
Rockford, IL	—	814,666	1,719,410	—	814,666	1,719,410	2,534,076	96,650	2019	40 Years
Round Lake, IL	—	325,722	2,669,132	5,756	325,722	2,674,888	3,000,610	135,408	2019	40 Years
Fishers, IN	—	429,857	621,742	—	429,857	621,742	1,051,599	44,019	2019	40 Years
Gas City, IN	—	504,378	1,341,890	—	504,378	1,341,890	1,846,268	97,846	2019	40 Years
Hammond, IN	—	149,230	1,002,706	—	149,230	1,002,706	1,151,936	60,580	2019	40 Years
Kokomo, IN	—	716,631	1,143,537	—	716,631	1,143,537	1,860,168	78,510	2019	40 Years
Marion, IN	—	140,507	898,097	27,530	140,507	925,627	1,066,134	45,946	2019	40 Years
Westfield, IN	—	594,597	1,260,563	—	594,597	1,260,563	1,855,160	89,290	2019	40 Years
Waterloo, IA	—	369,497	1,265,450	—	369,497	1,265,450	1,634,947	73,746	2019	40 Years
Concordia, KS	—	150,440	1,144,639	26,864	150,440	1,171,503	1,321,943	58,329	2019	40 Years
Parsons, KS	—	203,953	1,073,554	—	203,953	1,073,554	1,277,507	75,923	2019	40 Years
Pratt, KS	—	245,375	1,293,871	—	245,375	1,293,871	1,539,246	75,476	2019	40 Years
Wellington, KS	—	95,197	1,090,333	—	95,197	1,090,333	1,185,530	61,265	2019	40 Years
Wichita, KS	—	1,257,608	5,700,299	—	1,257,608	5,700,299	6,957,907	379,903	2019	40 Years
Crestwood, KY	—	670,021	1,096,031	9,668	670,021	1,105,699	1,775,720	55,225	2019	40 Years
Georgetown, KY	—	257,839	3,025,734	266,479	257,839	3,292,213	3,550,052	179,646	2019	40 Years
Grayson, KY	—	241,857	1,155,603	—	241,857	1,155,603	1,397,460	67,410	2019	40 Years
Henderson, KY	—	146,676	958,794	—	146,676	958,794	1,105,470	49,937	2019	40 Years
Leitchfield, KY	—	303,830	1,062,711	—	303,830	1,062,711	1,366,541	53,136	2019	40 Years
Kentwood, LA	—	327,392	638,214	20,612	327,392	658,826	986,218	47,224	2019	40 Years
Lake Charles, LA	—	565,778	890,034	(110,745)	750,569	594,498	1,345,067	16,217	2019	40 Years
Bowie, MD	—	2,840,009	4,474,364	—	2,840,009	4,474,364	7,314,373	279,537	2019	40 Years
Eldersburg, MD	—	563,227	1,855,987	520	563,227	1,856,507	2,419,734	104,325	2019	40 Years
Brockton, MA	—	3,254,807	8,504,236	47,679	3,254,807	8,551,915	11,806,722	427,349	2019	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Ipswich, MA	—	467,109	967,282	—	467,109	967,282	1,434,391	60,360	2019	40 Years
Ispwich, MA	—	2,606,990	3,414,474	—	2,606,990	3,414,474	6,021,464	213,393	2019	40 Years
Adrian, MI	—	459,814	1,562,895	38,710	459,814	1,601,605	2,061,419	104,193	2019	40 Years
Allegan, MI	—	184,466	1,239,762	—	184,466	1,239,762	1,424,228	77,485	2019	40 Years
Bloomfield Hills, MI	—	1,160,912	4,181,635	1,539,162	1,160,912	5,720,797	6,881,709	296,955	2019	40 Years
Caro, MI	—	183,318	1,328,630	—	183,318	1,328,630	1,511,948	74,689	2019	40 Years
Clare, MI	—	153,379	1,412,383	11,127	153,379	1,423,510	1,576,889	74,042	2019	40 Years
Cooks, MI	—	304,340	1,109,838	9,630	304,340	1,119,468	1,423,808	55,913	2019	40 Years
Crystal Falls, MI	—	62,462	757,276	—	62,462	757,276	819,738	45,752	2019	40 Years
Harrison, MI	—	59,984	900,901	(25,895)	59,984	875,006	934,990	43,916	2019	40 Years
Jackson, MI	—	524,446	1,265,119	—	524,446	1,265,119	1,789,565	68,527	2019	40 Years
Monroe, MI	—	501,688	2,651,440	—	501,688	2,651,440	3,153,128	182,088	2019	40 Years
Plymouth, MI	—	580,459	1,043,474	47,200	580,459	1,090,674	1,671,133	72,525	2019	40 Years
Spalding, MI	—	86,973	842,434	—	86,973	842,434	929,407	50,897	2019	40 Years
Walker, MI	—	4,821,073	15,814,475	17,091	4,821,073	15,831,566	20,652,639	857,353	2019	40 Years
Lakeville, MN	—	1,774,051	6,386,118	110,100	1,774,051	6,496,218	8,270,269	403,915	2019	40 Years
Longville, MN	—	30,748	836,277	—	30,748	836,277	867,025	50,525	2019	40 Years
Waite Park, MN	—	142,863	1,064,736	—	142,863	1,064,736	1,207,599	72,914	2019	40 Years
Bolton, MS	—	172,890	831,005	—	172,890	831,005	1,003,895	50,207	2019	40 Years
Bruce, MS	—	189,929	896,080	—	189,929	896,080	1,086,009	61,545	2019	40 Years
Columbus, MS	—	123,385	898,226	—	123,385	898,226	1,021,611	61,693	2019	40 Years
Flowood, MS	—	638,891	1,308,566	—	638,891	1,308,566	1,947,457	73,550	2019	40 Years
Houston, MS	—	170,449	913,763	—	170,449	913,763	1,084,212	62,761	2019	40 Years
Jackson, MS	—	393,954	1,169,374	—	393,954	1,169,374	1,563,328	65,724	2019	40 Years
Michigan City, MS	—	336,323	963,447	—	336,323	963,447	1,299,770	66,177	2019	40 Years
Pontotoc, MS	—	174,112	924,043	—	174,112	924,043	1,098,155	59,678	2019	40 Years
Tutwiler, MS	—	152,108	844,300	—	152,108	844,300	996,408	51,010	2019	40 Years
Fair Play, MO	—	56,563	642,856	—	56,563	642,856	699,419	38,839	2019	40 Years
Florissant, MO	—	1,394,072	2,210,514	—	1,394,072	2,210,514	3,604,586	151,910	2019	40 Years
Florissant, MO	—	1,647,163	2,256,716	—	1,647,163	2,256,716	3,903,879	150,448	2019	40 Years
Grovespring, MO	—	207,974	823,419	—	207,974	823,419	1,031,393	49,748	2019	40 Years
Hermitage, MO	—	98,531	833,177	2,600	98,531	835,777	934,308	50,452	2019	40 Years
Madison, MO	—	199,972	844,901	—	199,972	844,901	1,044,873	51,046	2019	40 Years
Oak Grove, MO	—	275,293	1,000,150	—	275,293	1,000,150	1,275,443	62,509	2019	40 Years
Salem, MO	—	153,713	1,085,494	—	153,713	1,085,494	1,239,207	60,993	2019	40 Years
South Fork, MO	—	345,053	1,087,384	—	345,053	1,087,384	1,432,437	65,696	2019	40 Years
St. Louis, MO	—	743,673	3,387,981	—	743,673	3,387,981	4,131,654	176,457	2019	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Manchester, HN	—	1,486,550	2,419,269	12,678	1,486,550	2,431,947	3,918,497	131,466	2019	40 Years
Nashua, NH	—	808,886	2,020,221	278	808,886	2,020,499	2,829,385	109,441	2019	40 Years
Lanoka Harbor, NJ	—	1,355,335	1,052,415	—	1,355,335	1,052,415	2,407,750	59,071	2019	40 Years
Paramus, NJ	—	—	6,224,221	599,410	—	6,823,631	6,823,631	438,673	2019	40 Years
San Ysidro, NM	—	316,770	956,983	—	316,770	956,983	1,273,753	57,818	2019	40 Years
Hinsdale, NY	—	353,602	905,350	—	353,602	905,350	1,258,952	54,698	2019	40 Years
Liverpool, NY	—	1,697,114	3,355,641	24,323	1,697,114	3,379,964	5,077,078	168,846	2019	40 Years
Malone, NY	—	413,667	1,035,771	—	413,667	1,035,771	1,449,438	71,032	2019	40 Years
Vestal, NY	—	3,540,906	5,610,529	147,000	3,540,906	5,757,529	9,298,435	317,724	2019	40 Years
Columbus, NC	—	423,026	1,070,992	—	423,026	1,070,992	1,494,018	60,170	2019	40 Years
Fayetteville, NC	—	505,574	1,544,177	—	505,574	1,544,177	2,049,751	83,643	2019	40 Years
Hope Mills, NC	—	1,522,142	7,906,676	—	1,522,142	7,906,676	9,428,818	461,098	2019	40 Years
Stallings, NC	—	1,481,940	—	—	1,481,940	—	1,481,940	—	2019
Sylva, NC	—	450,055	1,351,631	19,487	450,055	1,371,118	1,821,173	68,434	2019	40 Years
Edgeley, ND	—	193,509	944,881	—	193,509	944,881	1,138,390	59,055	2019	40 Years
Grand Forks, ND	—	1,187,389	2,052,184	—	1,187,389	2,052,184	3,239,573	123,968	2019	40 Years
Williston, ND	—	515,210	1,584,865	—	515,210	1,584,865	2,100,075	95,752	2019	40 Years
Batavia, OH	—	601,071	1,125,756	(5,377)	597,667	1,123,783	1,721,450	72,857	2019	40 Years
Bellevue, OH	—	186,215	1,343,783	8,491	186,215	1,352,274	1,538,489	67,561	2019	40 Years
Columbus, OH	—	357,767	1,423,046	—	357,767	1,423,046	1,780,813	97,657	2019	40 Years
Conneaut, OH	—	200,915	1,363,715	7,983	200,915	1,371,698	1,572,613	74,217	2019	40 Years
Hamilton, OH	—	335,677	1,066,581	—	335,677	1,066,581	1,402,258	70,962	2019	40 Years
Heath, OH	—	657,358	3,259,449	313,281	657,358	3,572,730	4,230,088	198,554	2019	40 Years
Kenton, OH	—	191,968	1,290,534	7,723	191,968	1,298,257	1,490,225	67,553	2019	40 Years
Maumee, OH	—	1,498,739	815,222	972	1,498,739	816,194	2,314,933	59,517	2019	40 Years
Oxford, OH	—	912,241	2,566,991	—	912,241	2,566,991	3,479,232	181,669	2019	40 Years
West Chester, OH	—	796,035	814,730	660	796,035	815,390	1,611,425	59,436	2019	40 Years
West Chester, OH	—	395,924	1,173,848	—	395,924	1,173,848	1,569,772	83,030	2019	40 Years
Ada, OK	—	336,304	1,234,870	—	336,304	1,234,870	1,571,174	66,889	2019	40 Years
Bartlesville, OK	—	451,582	1,249,112	—	451,582	1,249,112	1,700,694	77,898	2019	40 Years
Bokoshe, OK	—	47,725	797,175	—	47,725	797,175	844,900	49,533	2019	40 Years
Lawton, OK	—	230,834	612,256	—	230,834	612,256	843,090	38,094	2019	40 Years
Whitefield, OK	—	144,932	863,327	—	144,932	863,327	1,008,259	53,958	2019	40 Years
Cranberry Township, PA	—	2,066,679	2,049,310	—	2,066,679	2,049,310	4,115,989	145,100	2019	40 Years
Ebensburg, PA	—	551,162	2,023,064	—	551,162	2,023,064	2,574,226	138,919	2019	40 Years
Flourtown, PA	—	1,342,409	2,229,147	—	1,342,409	2,229,147	3,571,556	162,526	2019	40 Years
Monaca, PA	—	449,116	842,901	—	449,116	842,901	1,292,017	59,646	2019	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Natrona Heights, PA	—	1,412,247	1,719,447	—	1,412,247	1,719,447	3,131,694	125,376	2019	40 Years
North Huntingdon, PA	—	428,166	1,508,044	—	428,166	1,508,044	1,936,210	106,760	2019	40 Years
Oakdale, PA	—	708,623	987,577	68,352	708,623	1,055,929	1,764,552	53,250	2019	40 Years
Philadelphia, PA	—	1,891,985	20,799,223	211,464	1,891,985	21,010,687	22,902,672	1,400,697	2019	40 Years
Pittsburgh, PA	—	1,251,674	3,842,592	—	1,251,674	3,842,592	5,094,266	216,046	2019	40 Years
Robinson Township, PA	—	1,630,648	2,703,381	—	1,630,648	2,703,381	4,334,029	168,877	2019	40 Years
Titusville, PA	—	877,651	2,568,060	—	877,651	2,568,060	3,445,711	165,797	2019	40 Years
West View, PA	—	120,349	1,347,706	—	120,349	1,347,706	1,468,055	78,531	2019	40 Years
York, PA	—	3,331,496	6,690,968	—	3,331,496	6,690,968	10,022,464	431,882	2019	40 Years
Columbia, SC	—	2,783,934	13,228,453	—	2,783,934	13,228,453	16,012,387	936,888	2019	40 Years
Hampton, SC	—	215,462	1,050,367	—	215,462	1,050,367	1,265,829	78,778	2019	40 Years
Myrtle Beach, SC	—	1,371,226	2,752,440	503,611	1,371,226	3,256,051	4,627,277	200,353	2019	40 Years
Orangeburg, SC	—	316,428	1,116,664	—	316,428	1,116,664	1,433,092	72,040	2019	40 Years
Kadoka, SD	—	134,528	926,523	—	134,528	926,523	1,061,051	57,908	2019	40 Years
Thorn Hill, TN	—	115,367	974,925	—	115,367	974,925	1,090,292	66,931	2019	40 Years
Woodbury, TN	—	154,043	1,092,958	—	154,043	1,092,958	1,247,001	75,141	2019	40 Years
Burleson, TX	—	1,396,753	3,312,794	13,864	1,396,753	3,326,658	4,723,411	166,246	2019	40 Years
Carrizo Springs, TX	—	337,070	812,963	5,087	337,070	818,050	1,155,120	51,007	2019	40 Years
Garland, TX	—	773,385	2,587,011	—	773,385	2,587,011	3,360,396	172,467	2019	40 Years
Kenedy, TX	—	325,159	954,774	11,255	325,159	966,029	1,291,188	48,231	2019	40 Years
Laredo, TX	—	1,117,403	2,152,573	—	1,117,403	2,152,573	3,269,976	138,925	2019	40 Years
Lewisville, TX	—	2,347,993	5,271,935	—	2,347,993	5,271,935	7,619,928	384,412	2019	40 Years
Lubbock, TX	—	1,420,820	1,858,395	—	1,420,820	1,858,395	3,279,215	135,508	2019	40 Years
Wichita Falls, TX	—	585,664	1,952,988	—	585,664	1,952,988	2,538,652	122,062	2019	40 Years
Wylie, TX	—	686,154	1,623,684	—	686,154	1,623,684	2,309,838	114,951	2019	40 Years
Draper, UT	—	1,344,025	3,321,208	23,553	1,344,025	3,344,761	4,688,786	167,091	2019	40 Years
Bristol, VA	—	996,915	1,374,467	—	996,915	1,374,467	2,371,382	80,177	2019	40 Years
Gloucester, VA	—	458,785	1,994,093	—	458,785	1,994,093	2,452,878	116,278	2019	40 Years
Hampton, VA	—	3,549,928	6,096,218	107	3,549,928	6,096,325	9,646,253	342,669	2019	40 Years
Hampton, VA	—	429,613	1,081,015	—	429,613	1,081,015	1,510,628	63,059	2019	40 Years
Hampton, VA	—	744,520	1,249,355	—	744,520	1,249,355	1,993,875	72,879	2019	40 Years
Hampton, VA	—	561,596	1,545,002	—	561,596	1,545,002	2,106,598	90,125	2019	40 Years
Newport News, VA	—	12,618,320	—	—	12,618,320	—	12,618,320	—	2019
Newport News, VA	—	855,793	1,754,228	—	855,793	1,754,228	2,610,021	102,330	2019	40 Years
Poquoson, VA	—	330,867	848,105	2,156	330,867	850,261	1,181,128	49,567	2019	40 Years
South Boston, VA	—	490,590	2,637,385	15,414	490,590	2,652,799	3,143,389	143,533	2019	40 Years
Surry, VA	—	685,233	994,788	—	685,233	994,788	1,680,021	58,029	2019	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Williamsburg, VA	—	1,574,769	2,001,920	(9,200)	1,565,569	2,001,920	3,567,489	116,779	2019	40 Years
Williamsburg, VA	—	675,861	1,098,464	—	675,861	1,098,464	1,774,325	64,077	2019	40 Years
Wytheville, VA	—	206,660	1,248,178	—	206,660	1,248,178	1,454,838	62,409	2019	40 Years
Ephrata, WA	—	368,492	4,821,470	18,383	368,492	4,839,853	5,208,345	251,865	2019	40 Years
Charleston, WV	—	561,767	—	—	561,767	—	561,767	—	2019
Ripley, WV	—	1,042,204	—	20,423	1,062,627	—	1,062,627	—	2019
Black River Falls, WI	—	278,472	1,141,572	9,519	278,472	1,151,091	1,429,563	59,873	2019	40 Years
Lake Geneva, WI	—	7,078,726	—	—	7,078,726	—	7,078,726	—	2019
Menomonee Falls, WI	—	3,518,493	12,020,248	12,918	3,518,493	12,033,166	15,551,659	776,210	2019	40 Years
Sun Prairie, WI	—	2,864,563	7,215,614	—	2,864,563	7,215,614	10,080,177	405,679	2019	40 Years
West Milwaukee, WI	—	783,260	3,055,907	16,402	783,260	3,072,309	3,855,569	159,730	2019	40 Years
Adger, AL	—	189,119	1,222,891	—	189,119	1,222,891	1,412,010	48,406	2020	40 Years
Dothan, AL	—	792,626	3,017,431	(31,788)	778,553	2,999,716	3,778,269	72,536	2020	40 Years
Enterprise, AL	—	728,934	2,504,283	15,377	728,934	2,519,660	3,248,594	119,997	2020	40 Years
Lanett, AL	—	597,615	2,264,102	128	597,615	2,264,230	2,861,845	75,450	2020	40 Years
Saraland, AL	—	838,216	2,709,602	1,275	838,216	2,710,877	3,549,093	129,629	2020	40 Years
Sylacauga, AL	—	2,181,806	9,940,930	4,330	2,181,806	9,945,260	12,127,066	393,426	2020	40 Years
Theodore, AL	—	743,751	2,667,802	—	743,751	2,667,802	3,411,553	122,186	2020	40 Years
Altheimer, AR	—	202,235	1,151,471	—	202,235	1,151,471	1,353,706	47,589	2020	40 Years
Benton, AR	—	561,085	2,141,511	249,809	561,085	2,391,320	2,952,405	67,140	2020	40 Years
Benton, AR	—	2,271,157	1,324,716	7,992	2,271,157	1,332,708	3,603,865	33,268	2020	40 Years
Bismarck, AR	—	129,139	876,127	—	129,139	876,127	1,005,266	30,910	2020	40 Years
Centerton, AR	—	502,391	2,152,058	249,808	502,391	2,401,866	2,904,257	71,931	2020	40 Years
Elaine, AR	—	51,248	802,757	—	51,248	802,757	854,005	33,149	2020	40 Years
Jonesboro, AR	—	477,565	942,703	—	477,565	942,703	1,420,268	29,405	2020	40 Years
Little Rock, AR	—	136,550	638,605	—	136,550	638,605	775,155	26,551	2020	40 Years
Mayflower, AR	—	708,465	448,741	66,856	708,465	515,597	1,224,062	12,472	2020	40 Years
Mena, AR	—	1,459,039	—	—	1,459,039	—	1,459,039	—	2020
Pine Bluff, AR	—	195,689	1,102,338	3,250	195,689	1,105,588	1,301,277	48,124	2020	40 Years
Pine Bluff, AR	—	279,293	1,290,094	—	279,293	1,290,094	1,569,387	53,461	2020	40 Years
Searcy, AR	—	548,495	5,834,876	—	548,495	5,834,876	6,383,371	206,400	2020	40 Years
Sparkman, AR	—	80,956	720,376	—	80,956	720,376	801,332	23,953	2020	40 Years
West Helena, AR	—	93,907	885,680	—	93,907	885,680	979,587	36,515	2020	40 Years
Coolidge, AZ	—	252,228	1,164,641	510	252,228	1,165,151	1,417,379	43,568	2020	40 Years
Maricopa, AZ	—	761,177	1,600,925	11,257	761,177	1,612,182	2,373,359	43,559	2020	40 Years
Phoenix, AZ	—	11,641,459	7,261,072	—	11,641,459	7,261,072	18,902,531	257,028	2020	40 Years
Tucson, AZ	—	3,267,761	6,624,814	94,241	3,267,761	6,719,055	9,986,816	168,488	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Yuma, AZ	—	840,427	5,489,179	577	840,427	5,489,756	6,330,183	205,716	2020	40 Years
Yuma, AZ	—	—	5,052,648	29,919	—	5,082,567	5,082,567	126,877	2020	40 Years
Antioch, CA	—	3,369,667	6,952,571	—	3,369,667	6,952,571	10,322,238	231,654	2020	40 Years
Calexico, CA	—	937,091	22,274	—	959,365	—	959,365	—	2020
Hawthorne, CA	—	7,297,568	5,841,964	1,750	7,297,568	5,843,714	13,141,282	182,451	2020	40 Years
Napa, CA	—	5,287,831	13,608,836	650	5,287,831	13,609,486	18,897,317	510,154	2020	40 Years
Palmdale, CA	—	2,159,541	6,648,091	486	2,159,541	6,648,577	8,808,118	290,702	2020	40 Years
Quincy, CA	—	315,559	1,597,973	—	315,559	1,597,973	1,913,532	69,662	2020	40 Years
Quincy, CA	—	605,988	4,898,500	—	605,988	4,898,500	5,504,488	193,826	2020	40 Years
Rancho Cordova, CA	—	10,668,451	—	27,033	10,695,484	—	10,695,484	—	2020
San Francisco, CA	—	7,234,677	748,185	19,918	7,234,677	768,103	8,002,780	20,617	2020	40 Years
Signal Hill, CA	—	8,490,622	6,714,882	—	8,490,622	6,714,882	15,205,504	321,755	2020	40 Years
Stockton, CA	—	961,910	3,310,275	16,114	961,910	3,326,389	4,288,299	83,059	2020	40 Years
Broomfield, CO	—	708,881	965,675	7,993	708,881	973,668	1,682,549	24,292	2020	40 Years
Cortez, CO	—	177,422	1,594,274	9,852	177,422	1,604,126	1,781,548	40,042	2020	40 Years
La Junta, CO	—	187,988	823,735	—	187,988	823,735	1,011,723	35,789	2020	40 Years
Pueblo, CO	—	235,805	1,568,540	—	235,805	1,568,540	1,804,345	58,820	2020	40 Years
Newington, CT	—	403,932	1,915,897	—	403,932	1,915,897	2,319,829	87,708	2020	40 Years
Old Saybrook, CT	—	443,801	3,497,920	74	443,801	3,497,994	3,941,795	109,163	2020	40 Years
Stafford Springs, CT	—	1,230,939	7,075,776	—	1,230,939	7,075,776	8,306,715	221,118	2020	40 Years
Davenport, FL	—	721,966	1,435,651	—	721,966	1,435,651	2,157,617	71,783	2020	40 Years
Deerfield Beach, FL	—	1,963,542	514,491	—	1,963,542	514,491	2,478,033	18,120	2020	40 Years
Labelle, FL	—	489,345	2,754,977	—	489,345	2,754,977	3,244,322	97,472	2020	40 Years
Lake Placid, FL	—	2,060,445	—	15,405	2,075,850	—	2,075,850	—	2020
Leesburg, FL	—	708,698	541,993	7,993	708,698	549,986	1,258,684	13,700	2020	40 Years
Madison, FL	—	171,150	619,660	—	171,150	619,660	790,810	25,742	2020	40 Years
Orlando, FL	—	4,558,262	7,261,682	—	4,558,262	7,261,682	11,819,944	302,440	2020	40 Years
Panama City, FL	—	830,080	856,243	—	830,080	856,243	1,686,323	42,805	2020	40 Years
Pensacola, FL	—	379,154	969,254	7,993	379,154	977,247	1,356,401	24,381	2020	40 Years
Port St. Lucie, FL	—	670,030	1,664,571	—	670,030	1,664,571	2,334,601	76,168	2020	40 Years
Punta Gorda, FL	—	615,829	1,921,751	—	615,829	1,921,751	2,537,580	92,084	2020	40 Years
Sebring, FL	—	1,986,013	—	15,406	2,001,419	—	2,001,419	—	2020
Venice, FL	—	1,301,719	1,233,030	—	1,301,719	1,233,030	2,534,749	61,651	2020	40 Years
Vero Beach, FL	—	1,241,406	1,356,081	20	1,241,406	1,356,101	2,597,507	64,979	2020	40 Years
Albany, GA	—	311,920	1,278,107	—	311,920	1,278,107	1,590,027	53,191	2020	40 Years
Albany, GA	—	248,888	1,445,530	—	248,888	1,445,530	1,694,418	60,172	2020	40 Years
Albany, GA	—	898,015	5,713,749	—	898,015	5,713,749	6,611,764	193,539	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Americus, GA	—	238,633	968,812	—	238,633	968,812	1,207,445	40,361	2020	40 Years
Cairo, GA	—	237,315	1,040,643	—	237,315	1,040,643	1,277,958	52,032	2020	40 Years
Dallas, GA	—	235,642	1,134,202	7,993	235,642	1,142,195	1,377,837	28,505	2020	40 Years
Doraville, GA	—	533,512	1,709,449	—	533,512	1,709,449	2,242,961	49,859	2020	40 Years
Flowery Branch, GA	—	1,253,091	—	(2,000)	1,251,091	—	1,251,091	—	2020
Jesup, GA	—	155,604	864,415	—	155,604	864,415	1,020,019	35,938	2020	40 Years
Lawrenceville, GA	—	852,136	1,633,580	—	852,136	1,633,580	2,485,716	78,276	2020	40 Years
Lithia Springs, GA	—	3,789,145	7,881,640	—	3,789,145	7,881,640	11,670,785	295,457	2020	40 Years
Moultrie, GA	—	150,752	868,415	—	150,752	868,415	1,019,167	36,105	2020	40 Years
Quitman, GA	—	407,661	1,125,845	—	407,661	1,125,845	1,533,506	56,292	2020	40 Years
Savannah, GA	—	749,834	1,802,814	—	749,834	1,802,814	2,552,648	63,769	2020	40 Years
Savannah, GA	—	3,502,278	4,132,018	2,179	3,502,278	4,134,197	7,636,475	137,532	2020	40 Years
George, IA	—	283,785	942,785	—	283,785	942,785	1,226,570	47,139	2020	40 Years
Graettinger, IA	—	154,261	933,746	—	154,261	933,746	1,088,007	46,687	2020	40 Years
Alexis, IL	—	425,656	1,237,404	—	425,656	1,237,404	1,663,060	59,292	2020	40 Years
Chicago, IL	—	2,780,722	2,305,569	—	2,780,722	2,305,569	5,086,291	71,922	2020	40 Years
Chicago, IL	—	424,932	4,223,123	—	424,932	4,223,123	4,648,055	131,851	2020	40 Years
Chicago, IL	—	596,808	1,415,648	—	596,808	1,415,648	2,012,456	44,118	2020	40 Years
Chicago, IL	—	932,560	2,553,809	7,273	932,560	2,561,082	3,493,642	63,974	2020	40 Years
East Alton, IL	—	113,457	1,422,573	—	113,457	1,422,573	1,536,030	53,248	2020	40 Years
Fairfield, IL	—	198,833	1,180,242	6,975	198,833	1,187,217	1,386,050	32,067	2020	40 Years
Grayslake, IL	—	478,307	1,131,061	—	478,307	1,131,061	1,609,368	44,645	2020	40 Years
Homewood, IL	—	1,224,131	10,005,811	6,230	1,224,131	10,012,041	11,236,172	416,806	2020	40 Years
Kankakee, IL	—	107,139	1,185,653	—	107,139	1,185,653	1,292,792	34,501	2020	40 Years
Manteno, IL	—	71,681	1,213,963	37,938	71,681	1,251,901	1,323,582	31,058	2020	40 Years
Oswego, IL	—	373,727	2,715,101	16,092	373,727	2,731,193	3,104,920	68,179	2020	40 Years
Rockton, IL	—	367,154	1,526,399	—	367,154	1,526,399	1,893,553	38,160	2020	40 Years
Elkhart, IN	—	173,631	972,629	7,992	173,631	980,621	1,154,252	24,465	2020	40 Years
Franklin, IN	—	979,332	1,548,523	7,993	979,332	1,556,516	2,535,848	38,863	2020	40 Years
Indianapolis, IN	—	251,149	1,550,984	—	251,149	1,550,984	1,802,133	41,989	2020	40 Years
Noblesville, IN	—	259,582	1,611,431	—	259,582	1,611,431	1,871,013	77,214	2020	40 Years
Peru, IN	—	202,110	1,501,247	—	202,110	1,501,247	1,703,357	56,297	2020	40 Years
Rockville, IN	—	436,457	1,601,972	(75,085)	436,457	1,526,887	1,963,344	38,617	2020	40 Years
Derby, KS	—	440,419	2,367,428	—	440,419	2,367,428	2,807,847	78,777	2020	40 Years
Independence, KS	—	200,329	1,426,975	(75,085)	200,329	1,351,890	1,552,219	34,242	2020	40 Years
Shwanee, KS	—	2,594,271	2,766,524	—	2,594,271	2,766,524	5,360,795	103,646	2020	40 Years
Wichita, KS	—	834,377	2,338,612	—	834,377	2,338,612	3,172,989	87,600	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Wichita, KS	—	2,031,526	1,974,595	—	2,031,526	1,974,595	4,006,121	73,949	2020	40 Years
Wichita, KS	—	1,194,939	2,062,020	—	1,194,939	2,062,020	3,256,959	77,228	2020	40 Years
Wichita, KS	—	2,171,260	2,235,093	—	2,171,260	2,235,093	4,406,353	83,816	2020	40 Years
Louisa, KY	—	242,391	1,177,975	6,975	242,391	1,184,950	1,427,341	34,488	2020	40 Years
Louisville, KY	—	2,185,678	3,081,512	5,300	2,185,678	3,086,812	5,272,490	154,076	2020	40 Years
Louisville, KY	—	208,346	621,820	—	208,346	621,820	830,166	21,963	2020	40 Years
Amite City, LA	—	264,208	930,655	7,080	264,208	937,735	1,201,943	31,019	2020	40 Years
Baton Rouge, LA	—	377,270	1,225,020	—	377,270	1,225,020	1,602,290	58,522	2020	40 Years
Denham Springs, LA	—	398,006	1,484,613	—	398,006	1,484,613	1,882,619	49,462	2020	40 Years
Dequincy, LA	—	288,426	969,725	—	288,426	969,725	1,258,151	34,344	2020	40 Years
Gibson, LA	—	414,855	1,252,765	4,509	414,855	1,257,274	1,672,129	49,553	2020	40 Years
Gonzales, LA	—	688,032	2,457,035	249,808	688,032	2,706,843	3,394,875	76,276	2020	40 Years
Hammond, LA	—	367,215	2,243,382	249,809	367,215	2,493,191	2,860,406	60,763	2020	40 Years
Laplace, LA	—	1,971,887	8,537,415	—	1,971,887	8,537,415	10,509,302	355,589	2020	40 Years
Springhill, LA	—	438,507	2,335,035	14,125	438,507	2,349,160	2,787,667	58,730	2020	40 Years
Dorchester, MA	—	4,815,990	923,841	13,041	4,815,990	936,882	5,752,872	25,242	2020	40 Years
East Wareham, MA	—	590,052	1,525,359	8,780	590,052	1,534,139	2,124,191	41,390	2020	40 Years
Pittsfield, MA	—	4,127,428	—	—	4,127,428	—	4,127,428	—	2020
Pittsfield, MA	—	5,087,945	—	—	5,087,945	—	5,087,945	—	2020
Taunton, MA	—	1,005,673	8,352,646	—	1,005,673	8,352,646	9,358,319	417,632	2020	40 Years
Aberdeen, MD	—	758,616	1,712,723	—	758,616	1,712,723	2,471,339	85,636	2020	40 Years
Baltimore, MD	—	3,031,879	—	36,709	3,068,588	—	3,068,588	—	2020
Cockeysville, MD	—	2,209,572	—	20,283	2,229,855	—	2,229,855	—	2020
Hagerstown, MD	—	1,009,779	1,285,162	—	1,009,779	1,285,162	2,294,941	61,581	2020	40 Years
Owings Mills, MD	—	2,154,954	3,017,368	1,750	2,154,954	3,019,118	5,174,072	94,178	2020	40 Years
Augusta, ME	—	1,627,817	—	—	1,627,817	—	1,627,817	—	2020
Benton Harbor, MI	—	385,355	1,090,802	7,992	385,355	1,098,794	1,484,149	27,420	2020	40 Years
Cedar Springs, MI	—	346,310	1,907,232	—	346,310	1,907,232	2,253,542	47,681	2020	40 Years
Grayling, MI	—	277,355	521,492	925	277,355	522,417	799,772	19,427	2020	40 Years
Hart, MI	—	1,336,141	1,294,095	—	1,336,141	1,294,095	2,630,236	56,356	2020	40 Years
Holland, MI	—	108,733	1,773,459	—	108,733	1,773,459	1,882,192	88,673	2020	40 Years
Howell, MI	—	601,610	1,491,797	300	601,610	1,492,097	2,093,707	58,900	2020	40 Years
Jonesville, MI	—	1,171,853	8,871,307	—	1,171,853	8,871,307	10,043,160	369,504	2020	40 Years
Monroe, MI	—	1,315,043	9,131,436	—	1,315,043	9,131,436	10,446,479	285,132	2020	40 Years
Omer, MI	—	165,126	828,778	—	165,126	828,778	993,904	39,712	2020	40 Years
Owosso, MI	—	299,521	2,240,764	—	299,521	2,240,764	2,540,285	112,038	2020	40 Years
Taylor, MI	—	338,092	1,017,043	—	338,092	1,017,043	1,355,135	31,616	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Traverse City, MI	—	337,556	3,980,018	(48,115)	337,556	3,931,903	4,269,459	114,681	2020	40 Years
Apple Valley, MN	—	814,086	2,665,167	—	814,086	2,665,167	3,479,253	77,664	2020	40 Years
Blaine, MN	—	497,750	2,998,249	7,993	497,750	3,006,242	3,503,992	75,106	2020	40 Years
Chanhassen, MN	—	1,664,359	11,222	—	1,675,581	—	1,675,581	—	2020
Glyndon, MN	—	131,845	853,575	—	131,845	853,575	985,420	42,678	2020	40 Years
Hill City, MN	—	66,391	996,428	—	66,391	996,428	1,062,819	49,821	2020	40 Years
Holdingford, MN	—	276,722	1,078,003	—	276,722	1,078,003	1,354,725	53,900	2020	40 Years
Ottertail, MN	—	209,929	897,043	—	209,929	897,043	1,106,972	44,852	2020	40 Years
Arnold, MO	—	846,894	2,392,044	7,993	846,894	2,400,037	3,246,931	59,951	2020	40 Years
Leeton, MO	—	192,069	1,109,261	—	192,069	1,109,261	1,301,330	43,908	2020	40 Years
Liberty, MO	—	367,591	4,348,251	—	367,591	4,348,251	4,715,842	153,749	2020	40 Years
Northmoor, MO	—	551,491	1,723,994	—	551,491	1,723,994	2,275,485	60,968	2020	40 Years
Platte City, MO	—	766,613	2,501,154	21,647	766,613	2,522,801	3,289,414	62,796	2020	40 Years
Richmond Heights, MO	—	3,305,260	2,531,065	—	3,305,260	2,531,065	5,836,325	94,915	2020	40 Years
Sheldon, MO	—	168,799	1,017,992	—	168,799	1,017,992	1,186,791	40,296	2020	40 Years
Thayer, MO	—	685,788	1,968,043	2,200	685,788	1,970,243	2,656,031	81,892	2020	40 Years
Union, MO	—	270,233	1,041,690	—	270,233	1,041,690	1,311,923	36,830	2020	40 Years
Brandon, MS	—	526,657	1,575,241	—	526,657	1,575,241	2,101,898	49,112	2020	40 Years
Flowood, MS	—	1,625,494	6,417,821	7,430	1,625,494	6,425,251	8,050,745	244,251	2020	40 Years
Flowood, MS	—	759,912	2,383,348	—	759,912	2,383,348	3,143,260	74,392	2020	40 Years
Gore Springs, MS	—	188,141	951,645	48,115	188,141	999,760	1,187,901	40,469	2020	40 Years
Greenwood, MS	—	150,855	903,459	—	150,855	903,459	1,054,314	37,256	2020	40 Years
Greenwood, MS	—	137,312	1,154,001	—	137,312	1,154,001	1,291,313	43,112	2020	40 Years
Grenada, MS	—	187,855	947,888	—	187,855	947,888	1,135,743	39,107	2020	40 Years
Gulfport, MS	—	597,617	2,692,177	1,275	597,617	2,693,452	3,291,069	128,764	2020	40 Years
Madison, MS	—	1,437,048	6,194,546	—	1,437,048	6,194,546	7,631,594	193,513	2020	40 Years
Oxford, MS	—	547,606	993,807	7,992	547,606	1,001,799	1,549,405	24,995	2020	40 Years
Southaven, MS	—	259,300	864,055	21,364	259,300	885,419	1,144,719	27,489	2020	40 Years
Wiggins, MS	—	639,466	2,563,263	128	639,466	2,563,391	3,202,857	85,422	2020	40 Years
Asheville, NC	—	5,132,913	—	17,171	5,150,084	—	5,150,084	—	2020
Atlantic Beach, NC	—	261,338	1,156,375	—	261,338	1,156,375	1,417,713	38,453	2020	40 Years
Beaufort, NC	—	375,437	1,417,587	—	375,437	1,417,587	1,793,024	47,160	2020	40 Years
Boone, NC	—	4,795,569	9,543,185	1,001	4,795,569	9,544,186	14,339,755	457,155	2020	40 Years
Buxton, NC	—	209,947	1,186,030	—	209,947	1,186,030	1,395,977	39,442	2020	40 Years
Cary, NC	—	253,081	1,018,159	—	253,081	1,018,159	1,271,240	34,211	2020	40 Years
Chapel Hill, NC	—	22,437,345	—	(808,470)	21,628,875	—	21,628,875	—	2020
Charlotte, NC	—	978,304	1,328,283	—	978,304	1,328,283	2,306,587	57,999	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Concord, NC	—	952,393	1,398,319	—	952,393	1,398,319	2,350,712	64,090	2020	40 Years
Dallas, NC	—	309,847	1,008,936	—	309,847	1,008,936	1,318,783	37,749	2020	40 Years
Durham, NC	—	229,232	1,169,836	—	229,232	1,169,836	1,399,068	38,902	2020	40 Years
Elkin, NC	—	292,234	1,884,674	10,255	292,234	1,894,929	2,187,163	47,309	2020	40 Years
Elm City, NC	—	447,081	1,401,379	—	447,081	1,401,379	1,848,460	46,620	2020	40 Years
Emerald Isle, NC	—	316,187	1,125,842	—	316,187	1,125,842	1,442,029	37,435	2020	40 Years
Fuquay-Varina, NC	—	4,398,922	10,142,102	—	4,398,922	10,142,102	14,541,024	485,976	2020	40 Years
Garner, NC	—	216,566	1,170,660	—	216,566	1,170,660	1,387,226	38,929	2020	40 Years
Goldsboro, NC	—	246,160	1,227,984	—	246,160	1,227,984	1,474,144	40,840	2020	40 Years
Goldsboro, NC	—	243,355	1,135,304	—	243,355	1,135,304	1,378,659	37,751	2020	40 Years
Greensboro, NC	—	272,962	1,126,017	—	272,962	1,126,017	1,398,979	37,441	2020	40 Years
Greenville, NC	—	161,533	1,095,964	—	161,533	1,095,964	1,257,497	36,439	2020	40 Years
Harkers Island, NC	—	964,627	2,109,360	—	964,627	2,109,360	3,073,987	70,312	2020	40 Years
Jacksonville, NC	—	405,135	1,122,908	—	405,135	1,122,908	1,528,043	37,430	2020	40 Years
Jacksonville, NC	—	3,213,710	10,021,579	—	3,213,710	10,021,579	13,235,289	313,027	2020	40 Years
Jacksonville, NC	—	295,296	1,426,015	12,096	295,296	1,438,111	1,733,407	35,877	2020	40 Years
Kinston, NC	—	358,915	1,016,305	—	358,915	1,016,305	1,375,220	33,877	2020	40 Years
Knotts Island, NC	—	129,285	1,232,265	—	129,285	1,232,265	1,361,550	41,076	2020	40 Years
Morehead City, NC	—	201,436	934,453	—	201,436	934,453	1,135,889	31,148	2020	40 Years
Randleman, NC	—	1,368,987	8,954,905	—	1,368,987	8,954,905	10,323,892	429,089	2020	40 Years
Randleman, NC	—	1,834,106	—	19,174	1,853,280	—	1,853,280	—	2020
Rocky Mount, NC	—	305,766	1,114,117	—	305,766	1,114,117	1,419,883	37,137	2020	40 Years
Rocky Mount, NC	—	206,675	960,873	—	206,675	960,873	1,167,548	32,029	2020	40 Years
Salisbury, NC	—	990,303	1,019,025	7,993	990,303	1,027,018	2,017,321	25,625	2020	40 Years
Salter Path, NC	—	245,172	1,012,413	—	245,172	1,012,413	1,257,585	33,747	2020	40 Years
Smithfield, NC	—	270,560	1,201,146	—	270,560	1,201,146	1,471,706	40,038	2020	40 Years
Sylva, NC	—	1,776,968	12,026,284	6,026	1,776,968	12,032,310	13,809,278	526,000	2020	40 Years
Waves, NC	—	320,928	1,092,703	—	320,928	1,092,703	1,413,631	36,423	2020	40 Years
Waxhaw, NC	—	679,943	2,377,641	—	679,943	2,377,641	3,057,584	69,277	2020	40 Years
Winston Salem, NC	—	232,299	1,069,191	—	232,299	1,069,191	1,301,490	35,640	2020	40 Years
Winston-Salem, NC	—	282,142	1,316,279	12,095	282,142	1,328,374	1,610,516	33,134	2020	40 Years
Winterville, NC	—	312,123	1,271,222	—	312,123	1,271,222	1,583,345	42,374	2020	40 Years
Stanley, ND	—	346,030	3,299,205	8,430	346,030	3,307,635	3,653,665	144,332	2020	40 Years
Lebanon, NH	—	694,609	3,892,685	61,494	694,609	3,954,179	4,648,788	162,594	2020	40 Years
Budd Lake, NJ	—	2,771,964	—	20,750	2,792,714	—	2,792,714	—	2020
Fairfield, NJ	—	2,358,323	—	24,454	2,382,777	—	2,382,777	—	2020
Paterson, NJ	—	—	—	—	—	—	—	—	2020

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Clovis, NM	—	74,256	943,641	11,851	74,256	955,492	1,029,748	25,758	2020	40 Years
Albany, NY	—	539,308	1,123,766	—	539,308	1,123,766	1,663,074	37,350	2020	40 Years
Bemus Point, NY	—	49,293	980,218	(53,367)	49,293	926,851	976,144	36,380	2020	40 Years
Candor, NY	—	271,132	1,012,522	(53,367)	271,132	959,155	1,230,287	37,624	2020	40 Years
Conklin, NY	—	247,429	939,529	(53,367)	247,429	886,162	1,133,591	34,887	2020	40 Years
Greene, NY	—	449,997	1,173,666	—	449,997	1,173,666	1,623,663	44,001	2020	40 Years
Hamburg, NY	—	526,596	561,841	4,891	526,596	566,732	1,093,328	14,138	2020	40 Years
Masonville, NY	—	222,228	1,059,364	—	222,228	1,059,364	1,281,592	39,714	2020	40 Years
Medford, NY	—	1,211,908	3,751,279	74	1,211,908	3,751,353	4,963,261	117,081	2020	40 Years
Mount Upton, NY	—	152,379	918,162	—	152,379	918,162	1,070,541	34,431	2020	40 Years
Olean, NY	—	1,224,360	12,197,768	181,275	1,224,360	12,379,043	13,603,403	533,363	2020	40 Years
Pompey, NY	—	774,544	1,437,312	—	774,544	1,437,312	2,211,856	53,899	2020	40 Years
Ripley, NY	—	110,279	756,748	—	110,279	756,748	867,027	28,378	2020	40 Years
Rochester, NY	—	2,391,104	13,146,442	—	2,391,104	13,146,442	15,537,546	410,627	2020	40 Years
Syracuse, NY	—	1,432,858	6,115,247	—	1,432,858	6,115,247	7,548,105	267,328	2020	40 Years
Wainscott, NY	—	4,544,060	4,084,794	—	4,544,060	4,084,794	8,628,854	178,577	2020	40 Years
Watertown, NY	—	523,013	1,323,771	7,380	523,013	1,331,151	1,854,164	41,384	2020	40 Years
Boardman, OH	—	483,754	1,817,047	—	483,754	1,817,047	2,300,801	64,294	2020	40 Years
Carrollton, OH	—	251,046	1,593,367	—	251,046	1,593,367	1,844,413	69,465	2020	40 Years
Chillicothe, OH	—	760,959	10,507,546	—	760,959	10,507,546	11,268,505	459,534	2020	40 Years
Cincinnati, OH	—	381,550	1,651,643	—	381,550	1,651,643	2,033,193	58,436	2020	40 Years
Columbus, OH	—	1,689,259	6,937,214	—	1,689,259	6,937,214	8,626,473	250,267	2020	40 Years
Defiance, OH	—	127,517	1,407,734	(75,085)	127,517	1,332,649	1,460,166	33,761	2020	40 Years
Dunkirk, OH	—	230,958	1,069,772	4,508	230,958	1,074,280	1,305,238	42,356	2020	40 Years
Hudson, OH	—	548,279	763,934	4,891	548,279	768,825	1,317,104	19,190	2020	40 Years
Mason, OH	—	4,470,714	11,479,943	7,630	4,470,714	11,487,573	15,958,287	382,640	2020	40 Years
Massillon, OH	—	118,153	1,177,205	7,992	118,153	1,185,197	1,303,350	29,580	2020	40 Years
Mayfield Heights, OH	—	696,965	987,268	4,891	696,965	992,159	1,689,124	24,773	2020	40 Years
Oregon, OH	—	4,915,676	11,980,299	—	4,915,676	11,980,299	16,895,975	349,284	2020	40 Years
Parma, OH	—	1,292,437	9,410	(1)	1,301,846	—	1,301,846	—	2020
Toledo, OH	—	8,645,091	30,638	—	8,675,729	—	8,675,729	—	2020
Toledo, OH	—	4,950,900	8,979,618	—	4,950,900	8,979,618	13,930,518	261,843	2020	40 Years
Westerville, OH	—	946,988	1,786,197	4,891	946,988	1,791,088	2,738,076	44,747	2020	40 Years
Westerville, OH	—	690,653	1,402,190	801,642	690,653	2,203,832	2,894,485	49,461	2020	40 Years
Checotah, OK	—	151,906	862,730	—	151,906	862,730	1,014,636	37,717	2020	40 Years
Elk City, OK	—	507,204	3,969,937	—	507,204	3,969,937	4,477,141	148,741	2020	40 Years
Moore, OK	—	1,649,938	1,480,239	7,993	1,649,938	1,488,232	3,138,170	37,156	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Oklahoma City, OK	—	356,795	1,349,469	—	356,795	1,349,469	1,706,264	47,734	2020	40 Years
Eugene, OR	—	4,253,602	7,543,456	—	4,253,602	7,543,456	11,797,058	235,639	2020	40 Years
Seaside, OR	—	376,612	5,093,532	1,875	376,612	5,095,407	5,472,019	190,903	2020	40 Years
Bristol, PA	—	1,201,361	9,382	—	1,210,743	—	1,210,743	—	2020
Lawrence Township, PA	—	225,955	1,552,979	16,800	225,955	1,569,779	1,795,734	61,472	2020	40 Years
Nescopeck, PA	—	428,452	1,362,404	—	428,452	1,362,404	1,790,856	48,252	2020	40 Years
New Milford, PA	—	206,824	1,139,407	4,509	206,824	1,143,916	1,350,740	45,112	2020	40 Years
Orangeville, PA	—	201,441	1,065,583	—	201,441	1,065,583	1,267,024	33,299	2020	40 Years
Port Trevorton, PA	—	143,540	955,027	4,508	143,540	959,535	1,103,075	37,814	2020	40 Years
Tobyhanna, PA	—	181,003	1,066,380	4,509	181,003	1,070,889	1,251,892	42,222	2020	40 Years
Wellsboro, PA	—	165,062	1,091,790	—	165,062	1,091,790	1,256,852	27,295	2020	40 Years
Whitehall, PA	—	1,139,318	2,964,839	526,241	1,139,318	3,491,080	4,630,398	156,123	2020	40 Years
Chapin, SC	—	237,432	1,540,336	—	237,432	1,540,336	1,777,768	54,423	2020	40 Years
Clemson, SC	—	501,288	1,898,545	6,845	501,288	1,905,390	2,406,678	79,128	2020	40 Years
Columbia, SC	—	1,233,052	5,532,637	—	1,233,052	5,532,637	6,765,689	241,813	2020	40 Years
Columbia, SC	—	354,953	1,670,857	—	354,953	1,670,857	2,025,810	52,141	2020	40 Years
Greer, SC	—	426,062	1,800,058	—	426,062	1,800,058	2,226,120	86,253	2020	40 Years
Irmo, SC	—	274,327	729,177	—	274,327	729,177	1,003,504	22,787	2020	40 Years
Myrtle Beach, SC	—	858,941	1,377,893	—	858,941	1,377,893	2,236,834	66,024	2020	40 Years
Myrtle Beach, SC	—	389,784	915,150	7,993	389,784	923,143	1,312,927	23,028	2020	40 Years
Pageland, SC	—	305,018	2,185,114	24,897	305,018	2,210,011	2,515,029	59,498	2020	40 Years
Vermillion, SD	—	182,981	1,352,667	186,311	182,981	1,538,978	1,721,959	53,760	2020	40 Years
Yankton, SD	—	197,328	985,756	7,993	197,328	993,749	1,191,077	24,794	2020	40 Years
Cleveland, TN	—	1,060,966	1,508,917	—	1,060,966	1,508,917	2,569,883	72,302	2020	40 Years
Henderson, TN	—	109,252	705,187	—	109,252	705,187	814,439	21,983	2020	40 Years
Kimball, TN	—	1,509,366	11,782,512	—	1,509,366	11,782,512	13,291,878	441,631	2020	40 Years
Knoxville, TN	—	4,110,394	12,554,772	—	4,110,394	12,554,772	16,665,166	470,659	2020	40 Years
Knoxville, TN	—	210,544	1,396,261	—	210,544	1,396,261	1,606,805	43,515	2020	40 Years
Lakeland, TN	—	237,682	795,446	—	237,682	795,446	1,033,128	24,804	2020	40 Years
Nashville, TN	—	556,406	980,902	—	556,406	980,902	1,537,308	44,867	2020	40 Years
Nashville, TN	—	355,577	1,331,745	—	355,577	1,331,745	1,687,322	47,106	2020	40 Years
Seymour, TN	—	187,929	1,302,250	—	187,929	1,302,250	1,490,179	46,042	2020	40 Years
Tullahoma, TN	—	1,206,870	9,840,853	12,758	1,206,870	9,853,611	11,060,481	266,747	2020	40 Years
Belton, TX	—	587,479	2,228,889	—	587,479	2,228,889	2,816,368	64,936	2020	40 Years
Comanche, TX	—	93,935	1,213,190	—	93,935	1,213,190	1,307,125	60,660	2020	40 Years
Conroe, TX	—	1,227,703	—	4,880	1,232,583	—	1,232,583	—	2020
Converse, TX	—	1,425,000	471,349	—	1,425,000	471,349	1,896,349	16,523	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Converse, TX	—	200,802	1,642,854	8,674	200,802	1,651,528	1,852,330	44,508	2020	40 Years
Cuero, TX	—	361,553	2,937,261	—	361,553	2,937,261	3,298,814	91,734	2020	40 Years
Dayton, TX	—	167,367	1,222,272	9,162	167,367	1,231,434	1,398,801	30,729	2020	40 Years
Devine, TX	—	307,379	1,194,057	—	307,379	1,194,057	1,501,436	37,314	2020	40 Years
El Paso, TX	—	5,085,368	9,188,052	17,206	5,085,368	9,205,258	14,290,626	382,800	2020	40 Years
Euless, TX	—	802,881	1,599,698	—	802,881	1,599,698	2,402,579	59,989	2020	40 Years
Gonzales, TX	—	382,828	2,667,952	—	382,828	2,667,952	3,050,780	83,313	2020	40 Years
Harker Heights, TX	—	659,665	863,417	—	659,665	863,417	1,523,082	26,982	2020	40 Years
Harker Heights, TX	—	1,564,673	806,551	12,204	1,564,673	818,755	2,383,428	20,384	2020	40 Years
Harlingen, TX	—	231,002	2,423,937	196,346	231,002	2,620,283	2,851,285	79,078	2020	40 Years
Houston, TX	—	5,229,809	6,223,821	22,179	5,229,809	6,246,000	11,475,809	212,020	2020	40 Years
Houston, TX	—	812,409	2,365,951	—	812,409	2,365,951	3,178,360	73,872	2020	40 Years
Houston, TX	—	835,464	5,596	17,094	858,154	—	858,154	—	2020
Humble, TX	—	595,712	2,044,118	—	595,712	2,044,118	2,639,830	80,813	2020	40 Years
La Feria, TX	—	44,473	1,170,246	6,975	44,473	1,177,221	1,221,694	34,263	2020	40 Years
Lake Jackson, TX	—	898,275	1,791,093	7,992	898,275	1,799,085	2,697,360	44,927	2020	40 Years
Lewisville, TX	—	1,033,074	1,746,113	—	1,033,074	1,746,113	2,779,187	65,480	2020	40 Years
Lubbock, TX	—	332,773	933,072	4,891	332,773	937,963	1,270,736	23,419	2020	40 Years
Lubbock, TX	—	1,884,836	5,897,417	38,387	1,884,836	5,935,804	7,820,640	148,108	2020	40 Years
Mansfield, TX	—	1,116,200	1,554,255	7,992	1,116,200	1,562,247	2,678,447	39,006	2020	40 Years
Mckinney, TX	—	2,304,155	1,862,729	7,993	2,304,155	1,870,722	4,174,877	46,718	2020	40 Years
Rhome, TX	—	477,504	2,267,040	21,819	477,504	2,288,859	2,766,363	57,061	2020	40 Years
Saginaw, TX	—	318,799	734,538	—	318,799	734,538	1,053,337	22,901	2020	40 Years
San Antonio, TX	—	947,884	884,952	7,993	947,884	892,945	1,840,829	22,274	2020	40 Years
Terrell, TX	—	1,065,186	3,244,273	—	1,065,186	3,244,273	4,309,459	162,215	2020	40 Years
Tomball, TX	—	789,415	1,258,695	7,992	789,415	1,266,687	2,056,102	31,617	2020	40 Years
Weslaco, TX	—	921,078	2,179,132	(581)	921,078	2,178,551	3,099,629	55,153	2020	40 Years
Wylie, TX	—	1,386,391	1,793,944	7,993	1,386,391	1,801,937	3,188,328	44,998	2020	40 Years
Chester, VA	—	389,357	—	37,083	426,440	—	426,440	—	2020
Galax, VA	—	160,074	1,185,312	14,576	160,074	1,199,888	1,359,962	32,359	2020	40 Years
Henrico, VA	—	439,174	1,681,279	36,356	439,174	1,717,635	2,156,809	43,065	2020	40 Years
Lynchburg, VA	—	241,396	890,833	12,096	241,396	902,929	1,144,325	22,498	2020	40 Years
Burlington, WI	—	1,121,515	3,220,272	7,993	1,121,515	3,228,265	4,349,780	80,657	2020	40 Years
Germantown, WI	—	617,945	1,199,846	7,993	617,945	1,207,839	1,825,784	30,146	2020	40 Years
Minocqua, WI	—	226,898	2,866,258	680	226,898	2,866,938	3,093,836	83,482	2020	40 Years
Mt. Pleasant, WI	—	1,705,035	14,386,315	—	1,705,035	14,386,315	16,091,350	449,427	2020	40 Years
Portage, WI	—	800,764	3,052,566	—	800,764	3,052,566	3,853,330	101,715	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Vienna, WV	—	141,299	1,283,342	—	141,299	1,283,342	1,424,641	64,168	2020	40 Years
Cheyenne, WY	—	884,988	2,104,537	7,993	884,988	2,112,530	2,997,518	52,763	2020	40 Years
Gadsden, AL	—	1,516,549	—	—	1,516,549	—	1,516,549	—	2021
Jasper, AL	—	733,824	5,508,628	—	733,824	5,508,628	6,242,452	34,359	2021	40 Years
Pelham, AL	—	919,330	2,327,831	—	919,330	2,327,831	3,247,161	53,346	2021	40 Years
Theodore, AL	—	121,550	1,211,283	—	121,550	1,211,283	1,332,833	—	2021	40 Years
Bentonville, AR	—	2,278,930	1,199,562	—	2,278,930	1,199,562	3,478,492	22,477	2021	40 Years
Jonesboro, AR	—	345,738	1,279,134	—	345,738	1,279,134	1,624,872	—	2021	40 Years
Little Rock, AR	—	2,050,887	1,527,796	—	2,050,887	1,527,796	3,578,683	18,958	2021	40 Years
Springdale, AR	—	1,331,671	1,696,714	—	1,331,671	1,696,714	3,028,385	14,123	2021	40 Years
Avondale, AZ	—	399,574	2,237,087	—	399,574	2,237,087	2,636,661	—	2021	40 Years
Winslow, AZ	—	375,135	999,436	—	375,135	999,436	1,374,571	12,395	2021	40 Years
Colton, CA	—	2,917,244	6,274,140	—	2,917,244	6,274,140	9,191,384	143,746	2021	40 Years
Colton, CA	—	904,398	—	—	904,398	—	904,398	—	2021
Elk Grove, CA	—	1,692,244	3,387,901	—	1,692,244	3,387,901	5,080,145	77,639	2021	40 Years
Pleasant Hill, CA	—	17,618,136	—	—	17,618,136	—	17,618,136	—	2021
Sacramento, CA	—	2,962,751	14,367,331	—	2,962,751	14,367,331	17,330,082	29,858	2021	40 Years
Van Nuys, CA	—	10,821,454	6,196,785	—	10,821,454	6,196,785	17,018,239	—	2021	40 Years
Silverthorne, CO	—	4,368,862	6,781,801	—	4,368,862	6,781,801	11,150,663	—	2021	40 Years
Colchester, CT	—	503,706	5,280,982	—	503,706	5,280,982	5,784,688	88,016	2021	40 Years
Orange, CT	—	2,155,182	2,723,325	—	2,155,182	2,723,325	4,878,507	28,051	2021	40 Years
Stratford, CT	—	993,610	6,285,488	—	993,610	6,285,488	7,279,098	39,233	2021	40 Years
Wallingford, CT	—	4,598,776	19,587,021	—	4,598,776	19,587,021	24,185,797	203,887	2021	40 Years
Wallingford, CT	—	13,491,385	4,628,672	—	13,491,385	4,628,672	18,120,057	11,403	2021	40 Years
Bridgeville, DE	—	2,496,605	—	—	2,496,605	—	2,496,605	—	2021
Daytona Beach, FL	—	3,248,529	—	—	3,248,529	—	3,248,529	—	2021
Daytona Beach, FL	—	2,949,873	7,123,762	—	2,949,873	7,123,762	10,073,635	29,533	2021	40 Years
Fort Walton Beach, FL	—	691,891	1,034,268	—	691,891	1,034,268	1,726,159	17,154	2021	40 Years
Hialeah, FL	—	4,971,380	—	—	4,971,380	—	4,971,380	—	2021
Hollywood, FL	—	804,622	3,907,841	—	804,622	3,907,841	4,712,463	57,000	2021	40 Years
Homestead, FL	—	545,581	1,461,745	—	545,581	1,461,745	2,007,326	36,329	2021	40 Years
Jacksonville, FL	—	1,072,558	756,285	—	1,072,558	756,285	1,828,843	14,058	2021	40 Years
Merritt Island, FL	—	422,211	2,372,216	—	422,211	2,372,216	2,794,427	14,767	2021	40 Years
Naples, FL	—	1,453,431	—	—	1,453,431	—	1,453,431	—	2021
Naples, FL	—	1,190,857	—	—	1,190,857	—	1,190,857	—	2021
Naples, FL	—	8,035,701	10,505,521	—	8,035,701	10,505,521	18,541,222	65,181	2021	40 Years
Orlando, FL	—	1,039,722	—	—	1,039,722	—	1,039,722	—	2021

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Pembroke Pines, FL	—	2,285,774	—	—	2,285,774	—	2,285,774	—	2021
Sarasota, FL	—	1,178,923	922,936	—	1,178,923	922,936	2,101,859	7,675	2021	40 Years
Tampa, FL	—	439,430	—	—	439,430	—	439,430	—	2021
Vero Beach, FL	—	1,046,780	—	—	1,046,780	—	1,046,780	—	2021
Yulee, FL	—	2,262,371	7,246,236	—	2,262,371	7,246,236	9,508,607	90,005	2021	40 Years
Athens, GA	—	68,943	6,048,020	—	68,943	6,048,020	6,116,963	87,778	2021	40 Years
Buford, GA	—	933,105	1,460,129	—	933,105	1,460,129	2,393,234	17,631	2021	40 Years
Conyers, GA	—	347,441	2,622,249	—	347,441	2,622,249	2,969,690	—	2021	40 Years
Dublin, GA	—	217,337	605,199	—	217,337	605,199	822,536	3,783	2021	40 Years
Gray, GA	—	148,268	1,074,924	—	148,268	1,074,924	1,223,192	17,888	2021	40 Years
Jefferson, GA	—	527,074	931,010	—	527,074	931,010	1,458,084	3,783	2021	40 Years
Jonesboro, GA	—	344,270	1,576,064	—	344,270	1,576,064	1,920,334	3,232	2021	40 Years
Kingsland, GA	—	185,047	2,599,400	—	185,047	2,599,400	2,784,447	21,588	2021	40 Years
Marietta, GA	—	1,177,865	1,833,593	—	1,177,865	1,833,593	3,011,458	42,020	2021	40 Years
Rome, GA	—	1,380,532	—	—	1,380,532	—	1,380,532	—	2021
Stockbridge, GA	—	278,080	1,479,158	—	278,080	1,479,158	1,757,238	—	2021	40 Years
Thomson, GA	—	257,455	1,291,280	—	257,455	1,291,280	1,548,735	—	2021	40 Years
Centerville, IA	—	182,203	2,115,086	—	182,203	2,115,086	2,297,289	30,671	2021	40 Years
Des Moines, IA	—	902,749	—	—	902,749	—	902,749	—	2021
Mason City, IA	—	869,564	3,270,795	—	869,564	3,270,795	4,140,359	45,487	2021	40 Years
Nampa, ID	—	229,425	1,558,507	—	229,425	1,558,507	1,787,932	16,214	2021	40 Years
Bloomingdale, IL	—	5,377,240	9,661,090	—	5,377,240	9,661,090	15,038,330	180,902	2021	40 Years
Bloomington, IL	—	239,089	1,826,238	—	239,089	1,826,238	2,065,327	19,003	2021	40 Years
Bourbonnais, IL	—	1,593,823	1,525,782	—	1,593,823	1,525,782	3,119,605	3,143	2021	40 Years
Carbondale, IL	—	496,342	1,025,021	—	496,342	1,025,021	1,521,363	8,526	2021	40 Years
Champaign, IL	—	3,112,523	4,504,390	—	3,112,523	4,504,390	7,616,913	27,901	2021	40 Years
Charleston, IL	—	2,650,341	—	—	2,650,341	—	2,650,341	—	2021
Chicago, IL	—	698,854	1,412,178	—	698,854	1,412,178	2,111,032	32,224	2021	40 Years
Coal City, IL	—	453,744	1,080,622	—	453,744	1,080,622	1,534,366	20,089	2021	40 Years
East Dundee, IL	—	1,567,806	—	—	1,567,806	—	1,567,806	—	2021
East Peoria, IL	—	2,404,155	—	—	2,404,155	—	2,404,155	—	2021
Hampshire, IL	—	3,866,229	—	—	3,866,229	—	3,866,229	—	2021
Huntley, IL	—	2,089,500	—	—	2,089,500	—	2,089,500	—	2021
Joliet, IL	—	536,897	3,011,274	—	536,897	3,011,274	3,548,171	62,365	2021	40 Years
Lakemoor, IL	—	987,967	—	—	987,967	—	987,967	—	2021
Lombard, IL	—	5,480,904	—	—	5,480,904	—	5,480,904	—	2021
Mount Prospect, IL	—	885,540	—	—	885,540	—	885,540	—	2021

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Naperville, IL	—	3,973,788	12,799,047	—	3,973,788	12,799,047	16,772,835	79,617	2021	40 Years
Rockford, IL	—	563,262	1,471,698	—	563,262	1,471,698	2,034,960	27,362	2021	40 Years
Romeoville, IL	—	4,835,683	—	—	4,835,683	—	4,835,683	—	2021
Schiller Park, IL	—	2,585,445	—	—	2,585,445	—	2,585,445	—	2021
Sheffield, IL	—	217,455	998,824	—	217,455	998,824	1,216,279	2,060	2021	40 Years
South Chicago Heights, IL	—	205,849	1,452,724	—	205,849	1,452,724	1,658,573	15,113	2021	40 Years
South Elgin, IL	—	648,899	3,916,025	—	648,899	3,916,025	4,564,924	8,077	2021	40 Years
South Elgin, IL	—	985,408	2,746,744	—	985,408	2,746,744	3,732,152	17,074	2021	40 Years
Streator, IL	—	203,924	1,040,180	—	203,924	1,040,180	1,244,104	2,146	2021	40 Years
Westchester, IL	—	296,452	1,252,538	—	296,452	1,252,538	1,548,990	10,438	2021	40 Years
Westmont, IL	—	2,284,013	8,912,960	—	2,284,013	8,912,960	11,196,973	185,326	2021	40 Years
Bedford, IN	—	239,065	956,272	—	239,065	956,272	1,195,337	1,972	2021	40 Years
Brownburg, IN	—	329,868	3,033,286	—	329,868	3,033,286	3,363,154	69,513	2021	40 Years
Fort Wayne, IN	—	329,123	1,521,763	—	329,123	1,521,763	1,850,886	3,144	2021	40 Years
Granger, IN	—	406,211	1,459,388	—	406,211	1,459,388	1,865,599	24,323	2021	40 Years
Indianapolis, IN	—	362,907	2,710,927	—	362,907	2,710,927	3,073,834	28,219	2021	40 Years
Atchison, KS	—	298,258	1,193,243	—	298,258	1,193,243	1,491,501	2,480	2021	40 Years
Kiowa, KS	—	20,642	1,469,150	—	20,642	1,469,150	1,489,792	6,066	2021	40 Years
Liberal, KS	—	418,695	6,919,579	—	418,695	6,919,579	7,338,274	72,059	2021	40 Years
Manhattan, KS	—	1,419,099	—	—	1,419,099	—	1,419,099	—	2021
Merriam, KS	—	1,688,893	6,844,926	—	1,688,893	6,844,926	8,533,819	128,195	2021	40 Years
Louisville, KY	—	1,716,439	10,797,925	—	1,716,439	10,797,925	12,514,364	—	2021	40 Years
Bossier City, LA	—	695,883	1,918,101	—	695,883	1,918,101	2,613,984	39,679	2021	40 Years
Chalmette, LA	—	1,041,287	1,521,346	—	1,041,287	1,521,346	2,562,633	9,393	2021	40 Years
Clinton, LA	—	164,982	1,057,099	—	164,982	1,057,099	1,222,081	24,225	2021	40 Years
Independence, LA	—	273,598	1,022,901	—	273,598	1,022,901	1,296,499	—	2021	40 Years
Lake Charles, LA	—	976,288	2,744,759	—	976,288	2,744,759	3,721,047	57,017	2021	40 Years
Pineville, LA	—	136,853	1,307,116	—	136,853	1,307,116	1,443,969	29,879	2021	40 Years
Walker, LA	—	90,393	1,383,507	—	90,393	1,383,507	1,473,900	17,214	2021	40 Years
Abingdon, MA	—	8,465,529	—	—	8,465,529	—	8,465,529	—	2021
Fall River, MA	—	721,506	5,380,883	—	721,506	5,380,883	6,102,389	89,435	2021	40 Years
Pittsfield, MA	—	1,514,648	16,947,554	—	1,514,648	16,947,554	18,462,202	141,214	2021	40 Years
Springfield, MA	—	4,451,982	—	—	4,451,982	—	4,451,982	—	2021
Baltimore, MD	—	1,393,361	2,819,672	—	1,393,361	2,819,672	4,213,033	5,864	2021	40 Years
Baltimore (Gwynn Oak), MD	—	1,225,061	—	—	1,225,061	—	1,225,061	—	2021
Bel Air, MD	—	499,309	—	—	499,309	—	499,309	—	2021
Dundalk, MD	—	746,235	1,564,948	—	746,235	1,564,948	2,311,183	38,909	2021	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Battle Creek, MI	—	101,794	1,083,512	—	101,794	1,083,512	1,185,306	13,315	2021	40 Years
Battle Creek, MI	—	271,928	1,143,856	—	271,928	1,143,856	1,415,784	2,362	2021	40 Years
Grand Rapids, MI	—	925,205	5,848,684	—	925,205	5,848,684	6,773,889	84,791	2021	40 Years
Lansing, MI	—	7,204,001	—	—	7,204,001	—	7,204,001	—	2021
Lansing, MI	—	4,285,184	—	—	4,285,184	—	4,285,184	—	2021
Okemos, MI	—	4,607,749	5,825,877	—	4,607,749	5,825,877	10,433,626	84,827	2021	40 Years
Saginaw, MI	—	285,004	896,731	—	285,004	896,731	1,181,735	—	2021	40 Years
Saginaw, MI	—	1,859,019	—	—	1,859,019	—	1,859,019	—	2021
Saginaw, MI	—	855,000	1,267,920	—	855,000	1,267,920	2,122,920	—	2021	40 Years
Sterling Heights, MI	—	484,463	2,991,098	—	484,463	2,991,098	3,475,561	51,546	2021	40 Years
Taylor, MI	—	403,176	1,862,968	—	403,176	1,862,968	2,266,144	23,190	2021	40 Years
Brooklyn Park, MN	—	2,386,951	2,002,599	—	2,386,951	2,002,599	4,389,550	41,721	2021	40 Years
Burnsville, MN	—	588,062	1,977,978	—	588,062	1,977,978	2,566,040	—	2021	40 Years
Fridley, MN	—	4,775,640	—	—	4,775,640	—	4,775,640	—	2021
Lakeville, MN	—	1,566,580	2,730,817	—	1,566,580	2,730,817	4,297,397	56,811	2021	40 Years
Oakdale, MN	—	4,800,338	12,814,387	—	4,800,338	12,814,387	17,614,725	240,018	2021	40 Years
Savage, MN	—	1,470,298	1,283,392	—	1,470,298	1,283,392	2,753,690	26,656	2021	40 Years
California, MO	—	62,996	1,479,867	—	62,996	1,479,867	1,542,863	24,596	2021	40 Years
Marshfield, MO	—	795,252	4,724,969	—	795,252	4,724,969	5,520,221	78,534	2021	40 Years
Pevely, MO	—	724,554	1,130,540	—	724,554	1,130,540	1,855,094	23,505	2021	40 Years
Sugar Creek, MO	—	488,219	1,038,408	—	488,219	1,038,408	1,526,627	17,238	2021	40 Years
Byhalia, MS	—	150,179	1,417,039	—	150,179	1,417,039	1,567,218	2,912	2021	40 Years
Byram, MS	—	5,279,846	10,832,879	—	5,279,846	10,832,879	16,112,725	157,846	2021	40 Years
Vicksburg, MS	—	705,202	825,075	—	705,202	825,075	1,530,277	5,061	2021	40 Years
Sidney, MT	—	190,517	3,935,720	—	190,517	3,935,720	4,126,237	24,529	2021	40 Years
Cary, NC	—	1,972,755	—	—	1,972,755	—	1,972,755	—	2021
Cary, NC	—	810,927	—	—	810,927	—	810,927	—	2021
Charlotte, NC	—	1,344,585	—	—	1,344,585	—	1,344,585	—	2021
Denver, NC	—	199,637	1,323,072	—	199,637	1,323,072	1,522,709	19,271	2021	40 Years
Denver, NC	—	188,155	702,254	—	188,155	702,254	890,409	10,217	2021	40 Years
Garner, NC	—	545,483	2,714,833	—	545,483	2,714,833	3,260,316	62,215	2021	40 Years
Gastonia, NC	—	261,641	1,033,980	—	261,641	1,033,980	1,295,621	25,850	2021	40 Years
Hickory, NC	—	417,127	1,548,699	—	417,127	1,548,699	1,965,826	6,402	2021	40 Years
High Point, NC	—	367,561	1,427,032	—	367,561	1,427,032	1,794,593	35,676	2021	40 Years
Holly Springs, NC	—	1,298,760	—	—	1,298,760	—	1,298,760	—	2021
Holly Springs, NC	—	996,275	—	—	996,275	—	996,275	—	2021
Holly Springs, NC	—	1,200,518	—	—	1,200,518	—	1,200,518	—	2021

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Holly Springs, NC	—	1,024,340	—	—	1,024,340	—	1,024,340	—	2021
Holly Springs, NC	—	1,405,020	—	—	1,405,020	—	1,405,020	—	2021
Holly Springs, NC	—	1,611,871	—	—	1,611,871	—	1,611,871	—	2021
Mt. Airy, NC	—	188,167	1,318,013	—	188,167	1,318,013	1,506,180	2,691	2021	40 Years
Statesville, NC	—	1,073,746	6,186,151	—	1,073,746	6,186,151	7,259,897	154,654	2021	40 Years
Statesville, NC	—	742,521	1,547,361	—	742,521	1,547,361	2,289,882	9,671	2021	40 Years
Wilmington, NC	—	1,387,879	—	—	1,387,879	—	1,387,879	—	2021
Bottineau, ND	—	680,781	2,851,784	—	680,781	2,851,784	3,532,565	5,934	2021	40 Years
Blair, NE	—	65,927	1,171,950	—	65,927	1,171,950	1,237,877	9,664	2021	40 Years
Crete, NE	—	283,765	4,583,875	—	283,765	4,583,875	4,867,640	19,004	2021	40 Years
Valentine, NE	—	30,526	1,276,252	—	30,526	1,276,252	1,306,778	2,628	2021	40 Years
Wayne, NE	—	24,660	1,211,103	—	24,660	1,211,103	1,235,763	9,990	2021	40 Years
Hooksett, NH	—	2,474,821	—	—	2,474,821	—	2,474,821	—	2021
Hooksett, NH	—	3,660,471	—	—	3,660,471	—	3,660,471	—	2021
Bellmawr, NJ	—	3,517,630	—	—	3,517,630	—	3,517,630	—	2021
Berlin, NJ	—	4,487,319	—	—	4,487,319	—	4,487,319	—	2021
East Hanover, NJ	—	2,424,060	—	—	2,424,060	—	2,424,060	—	2021
East Hanover, NJ	—	6,185,969	6,748,014	—	6,185,969	6,748,014	12,933,983	140,061	2021	40 Years
Eatontown, NJ	—	4,073,886	—	—	4,073,886	—	4,073,886	—	2021
Elizabeth, NJ	—	1,389,441	—	—	1,389,441	—	1,389,441	—	2021
Hammonton, NJ	—	4,231,954	—	—	4,231,954	—	4,231,954	—	2021
Lawrenceville, NJ	—	19,909	—	—	19,909	—	19,909	—	2021
Lawrenceville, NJ	—	12,118	—	—	12,118	—	12,118	—	2021
Lawrenceville, NJ	—	—	1,111,855	—	—	1,111,855	1,111,855	22,969	2021	40 Years
Lawrenceville, NJ	—	19,909	—	—	19,909	—	19,909	—	2021
Lawrenceville, NJ	—	19,909	—	—	19,909	—	19,909	—	2021
North Plainfield, NJ	—	1,189,310	1,655,062	—	1,189,310	1,655,062	2,844,372	30,944	2021	40 Years
Parsippany, NJ	—	4,683,017	—	—	4,683,017	—	4,683,017	—	2021
Parsippany, NJ	—	896,104	1,977,903	—	896,104	1,977,903	2,874,007	24,724	2021	40 Years
Parsippany, NJ	—	20,901,499	—	—	20,901,499	—	20,901,499	—	2021
Pennsauken, NJ	—	3,731,685	—	—	3,731,685	—	3,731,685	—	2021
Randolph, NJ	—	3,550,608	—	—	3,550,608	—	3,550,608	—	2021
Upper Deerfield, NJ	—	194,607	1,729,659	—	194,607	1,729,659	1,924,266	14,396	2021	40 Years
Whippany, NJ	—	3,557,958	—	—	3,557,958	—	3,557,958	—	2021
Woodbine, NJ	—	354,591	1,545,735	—	354,591	1,545,735	1,900,326	38,429	2021	40 Years
Woodbridge, NJ	—	737,212	2,644,765	—	737,212	2,644,765	3,381,977	49,460	2021	40 Years
Albuquerque, NM	—	2,812,052	—	—	2,812,052	—	2,812,052	—	2021

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Albuquerque, NM	—	433,221	1,163,623	—	433,221	1,163,623	1,596,844	14,410	2021	40 Years
Albuquerque, NM	—	698,506	3,183,377	—	698,506	3,183,377	3,881,883	6,631	2021	40 Years
Espanola, NM	—	5,630,895	—	—	5,630,895	—	5,630,895	—	2021
Kingston, NY	—	515,184	3,795,511	—	515,184	3,795,511	4,310,695	23,472	2021	40 Years
New Rochelle, NY	—	14,519,339	21,244,741	—	14,519,339	21,244,741	35,764,080	309,914	2021	40 Years
Niagara Falls, NY	—	353,653	6,062,345	—	353,653	6,062,345	6,415,998	113,483	2021	40 Years
North Babylon, NY	—	2,090,724	—	—	2,090,724	—	2,090,724	—	2021
Plattsburgh, NY	—	161,089	2,240,530	—	161,089	2,240,530	2,401,619	14,003	2021	40 Years
Rochester, NY	—	1,097,316	7,362,973	—	1,097,316	7,362,973	8,460,289	137,698	2021	40 Years
Scarsdale, NY	—	886,492	1,108,577	—	886,492	1,108,577	1,995,069	6,848	2021	40 Years
Wappingers Falls, NY	—	595,962	3,792,944	—	595,962	3,792,944	4,388,906	63,216	2021	40 Years
Bedford, OH	—	222,469	1,643,801	—	222,469	1,643,801	1,866,270	13,519	2021	40 Years
Canton, OH	—	289,416	1,625,007	—	289,416	1,625,007	1,914,423	3,345	2021	40 Years
Chesepeake, OH	—	314,084	2,102,730	—	314,084	2,102,730	2,416,814	48,085	2021	40 Years
Columbus, OH	—	1,009,008	—	—	1,009,008	—	1,009,008	—	2021
Dayton, OH	—	168,736	1,738,910	—	168,736	1,738,910	1,907,646	10,752	2021	40 Years
Fairview Park, OH	—	1,445,514	5,043,700	—	1,445,514	5,043,700	6,489,214	10,477	2021	40 Years
Gallipolis, OH	—	818,390	2,159,967	—	818,390	2,159,967	2,978,357	49,397	2021	40 Years
Geneva, OH	—	193,381	1,317,460	—	193,381	1,317,460	1,510,841	10,853	2021	40 Years
Groveport, OH	—	386,687	1,166,510	—	386,687	1,166,510	1,553,197	19,297	2021	40 Years
Hillard, OH	—	1,030,560	—	—	1,030,560	—	1,030,560	—	2021
Hilliard, OH	—	1,152,478	—	—	1,152,478	—	1,152,478	—	2021
Hilliard, OH	—	1,041,080	—	—	1,041,080	—	1,041,080	—	2021
Hilliard, OH	—	707,910	—	—	707,910	—	707,910	—	2021
Hilliard, OH	—	1,428,428	—	—	1,428,428	—	1,428,428	—	2021
Mentor, OH	—	484,808	2,222,441	—	484,808	2,222,441	2,707,249	—	2021	40 Years
Milford Center, OH	—	193,215	924,186	—	193,215	924,186	1,117,401	—	2021	40 Years
NW Lexington, OH	—	670,811	2,171,553	—	670,811	2,171,553	2,842,364	49,662	2021	40 Years
Octa, OH	—	3,303,590	—	—	3,303,590	—	3,303,590	—	2021
Pataskala, OH	—	626,985	1,071,479	—	626,985	1,071,479	1,698,464	8,837	2021	40 Years
Reynoldsburg, OH	—	1,986,486	—	—	1,986,486	—	1,986,486	—	2021
Rocky River, OH	—	4,045,087	—	—	4,045,087	—	4,045,087	—	2021
Rocky River, OH	—	2,151,951	—	—	2,151,951	—	2,151,951	—	2021
Rocky River, OH	—	1,372,577	—	—	1,372,577	—	1,372,577	—	2021
Sidney, OH	—	45,594	1,562,442	—	45,594	1,562,442	1,608,036	12,929	2021	40 Years
Streetsboro, OH	—	199,026	975,438	—	199,026	975,438	1,174,464	—	2021	40 Years
Toledo, OH	—	4,839,262	6,842,158	—	4,839,262	6,842,158	11,681,420	99,648	2021	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Urbana, OH	—	4,690,277	6,963,348	—	4,690,277	6,963,348	11,653,625	101,415	2021	40 Years
Winchester, OH	—	259,544	1,236,805	—	259,544	1,236,805	1,496,349	2,536	2021	40 Years
Atoka, OK	—	335,303	3,504,781	—	335,303	3,504,781	3,840,084	21,835	2021	40 Years
Stillwater, OK	—	501,114	3,252,177	—	501,114	3,252,177	3,753,291	20,242	2021	40 Years
Tillamook, OR	—	1,491,707	5,261,299	—	1,491,707	5,261,299	6,753,006	65,696	2021	40 Years
Cranberry, PA	—	1,677,064	—	—	1,677,064	—	1,677,064	—	2021
Dunmore, PA	—	2,386,896	—	—	2,386,896	—	2,386,896	—	2021
Erie, PA	—	1,545,236	20,023,873	—	1,545,236	20,023,873	21,569,109	83,199	2021	40 Years
Greenville, PA	—	1,117,096	10,381,185	—	1,117,096	10,381,185	11,498,281	—	2021	40 Years
Harrisburg, PA	—	1,276,788	—	—	1,276,788	—	1,276,788	—	2021
Philadelphia, PA	—	547,237	1,503,662	—	547,237	1,503,662	2,050,899	28,116	2021	40 Years
Quakertown, PA	—	1,763,324	—	—	1,763,324	—	1,763,324	—	2021
West Mifflin, PA	—	1,275,400	—	—	1,275,400	—	1,275,400	—	2021
Anderson, SC	—	1,327,346	5,564,166	—	1,327,346	5,564,166	6,891,512	34,510	2021	40 Years
Bluffton, SC	—	473,900	3,740,291	—	473,900	3,740,291	4,214,191	23,267	2021	40 Years
Columbia, SC	—	307,888	2,411,359	—	307,888	2,411,359	2,719,247	15,000	2021	40 Years
Fort Mill, SC	—	1,675,276	5,987,483	—	1,675,276	5,987,483	7,662,759	24,948	2021	40 Years
Lancaster, SC	—	187,595	991,659	—	187,595	991,659	1,179,254	6,132	2021	40 Years
Olanta, SC	—	81,182	820,443	—	81,182	820,443	901,625	5,061	2021	40 Years
Sumter, SC	—	305,903	571,538	—	305,903	571,538	877,441	3,506	2021	40 Years
Pierre, SD	—	181,579	2,071,921	—	181,579	2,071,921	2,253,500	25,818	2021	40 Years
Watertown, SD	—	561,618	1,596,716	—	561,618	1,596,716	2,158,334	—	2021	40 Years
Antioch, TN	—	935,614	—	—	935,614	—	935,614	—	2021
Clarksville, TN	—	238,147	1,331,623	—	238,147	1,331,623	1,569,770	30,516	2021	40 Years
Crossville, TN	—	691,538	2,633,769	—	691,538	2,633,769	3,325,307	—	2021	40 Years
Hendersonville, TN	—	1,724,979	—	—	1,724,979	—	1,724,979	—	2021
Hermitage, TN	—	722,734	—	—	722,734	—	722,734	—	2021
Jackson, TN	—	1,730,483	3,100,154	—	1,730,483	3,100,154	4,830,637	19,188	2021	40 Years
Knoxville, TN	—	1,762,166	3,753,566	—	1,762,166	3,753,566	5,515,732	46,896	2021	40 Years
Lakesite, TN	—	834,052	999,412	—	834,052	999,412	1,833,464	18,666	2021	40 Years
Madison, TN	—	797,234	—	—	797,234	—	797,234	—	2021
Murfreesboro, TN	—	1,191,176	—	—	1,191,176	—	1,191,176	—	2021
Nashville, TN	—	669,035	—	—	669,035	—	669,035	—	2021
Smyrna, TN	—	2,059,771	—	—	2,059,771	—	2,059,771	—	2021
Amarillo, TX	—	1,479,874	3,920,015	—	1,479,874	3,920,015	5,399,889	16,278	2021	40 Years
Baytown, TX	—	5,245,019	13,452,319	—	5,245,019	13,452,319	18,697,338	196,046	2021	40 Years
Burleson, TX	—	1,899,691	1,955,961	—	1,899,691	1,955,961	3,855,652	32,572	2021	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Cypress, TX	—	621,351	—	—	621,351	—	621,351	—	2021
El Paso, TX	—	1,290,305	4,701,339	—	1,290,305	4,701,339	5,991,644	97,758	2021	40 Years
El Paso, TX	—	4,640,263	—	—	4,640,263	—	4,640,263	—	2021
Kerrville, TX	—	629,024	2,862,560	—	629,024	2,862,560	3,491,584	35,782	2021	40 Years
Midland, TX	—	3,506,179	1,938,388	—	3,506,179	1,938,388	5,444,567	24,206	2021	40 Years
Monahans, TX	—	783,242	2,930,495	—	783,242	2,930,495	3,713,737	—	2021	40 Years
Odessa, TX	—	2,378,043	1,905,793	—	2,378,043	1,905,793	4,283,836	23,798	2021	40 Years
Odessa, TX	—	2,256,629	1,689,906	—	2,256,629	1,689,906	3,946,535	21,100	2021	40 Years
Odessa, TX	—	2,365,571	1,566,637	—	2,365,571	1,566,637	3,932,208	19,559	2021	40 Years
Richmond, TX	—	478,530	2,624,852	—	478,530	2,624,852	3,103,382	27,322	2021	40 Years
Shenandoah, TX	—	2,293,709	—	—	2,293,709	—	2,293,709	—	2021
Spring, TX	—	1,886,748	1,930,279	—	1,886,748	1,930,279	3,817,027	16,086	2021	40 Years
Texarkana, TX	—	1,312,692	2,124,343	—	1,312,692	2,124,343	3,437,035	39,060	2021	40 Years
White Oak, TX	—	120,160	1,224,831	—	120,160	1,224,831	1,344,991	15,059	2021	40 Years
Orem, UT	—	764,062	2,054,014	—	764,062	2,054,014	2,818,076	47,071	2021	40 Years
Charlottesville, VA	—	1,364,219	—	—	1,364,219	—	1,364,219	—	2021
Chester, VA	—	646,751	4,938,519	—	646,751	4,938,519	5,585,270	92,515	2021	40 Years
Lynchburg, VA	—	2,102,839	6,892,262	—	2,102,839	6,892,262	8,995,101	129,194	2021	40 Years
Manassas, VA	—	3,659,187	3,746,418	—	3,659,187	3,746,418	7,405,605	62,440	2021	40 Years
Newport News, VA	—	287,461	2,086,888	—	287,461	2,086,888	2,374,349	—	2021	40 Years
Wytheville, VA	—	450,045	—	—	450,045	—	450,045	—	2021
Lakewood, WA	—	788,705	2,937,767	—	788,705	2,937,767	3,726,472	36,246	2021	40 Years
Port Angeles, WA	—	476,652	5,940,135	—	476,652	5,940,135	6,416,787	67,120	2021	40 Years
Puyallup, WA	—	1,626,445	2,757,598	—	1,626,445	2,757,598	4,384,043	34,345	2021	40 Years
Roy, WA	—	327,278	1,862,388	—	327,278	1,862,388	2,189,666	23,229	2021	40 Years
Antigo, WI	—	150,406	907,287	—	150,406	907,287	1,057,693	3,680	2021	40 Years
Brown Deer, WI	—	413,053	2,893,299	—	413,053	2,893,299	3,306,352	—	2021	40 Years
Eau Claire, WI	—	2,897,122	6,600,361	—	2,897,122	6,600,361	9,497,483	122,900	2021	40 Years
Milwaukee, WI	—	63,728	1,834,352	—	63,728	1,834,352	1,898,080	19,051	2021	40 Years
Sheboygan, WI	—	373,040	3,470,250	—	373,040	3,470,250	3,843,290	14,395	2021	40 Years
Athens, WV	—	416,517	1,472,494	—	416,517	1,472,494	1,889,011	33,642	2021	40 Years
Beckley, WV	—	663,138	2,263,526	—	663,138	2,263,526	2,926,664	51,537	2021	40 Years
Buckhannon, WV	—	469,129	1,853,528	—	469,129	1,853,528	2,322,657	42,374	2021	40 Years
Elkins, WV	—	397,225	1,832,516	—	397,225	1,832,516	2,229,741	41,893	2021	40 Years
Huntington, WV	—	447,207	1,851,268	—	447,207	1,851,268	2,298,475	42,139	2021	40 Years
Huntington, WV	—	572,162	1,386,007	—	572,162	1,386,007	1,958,169	30,647	2021	40 Years
Princeton, WV	—	778,229	2,357,830	—	778,229	2,357,830	3,136,059	53,931	2021	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Princeton, WV	—	233,205	1,245,497	—	233,205	1,245,497	1,478,702	12,954	2021	40 Years

Subtotal	32,634,841	1,567,678,348	2,980,961,459	49,670,614	1,563,919,447	3,034,390,974	4,598,310,421	233,861,792
Property Under Development
Various	—	—	7,147,614	—	—	7,147,614	7,147,614	—
Sub Total	—	—	7,147,614	—	—	7,147,614	7,147,614	—
Total	$32,634,841	$1,567,678,348	$2,988,109,073	$49,670,614	$1,563,919,447	$3,041,538,588	$4,605,458,035	$233,861,792

1. Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2019 to December 31, 2021.

	2021	2020	2019
Balance at January 1	$3,478,088,144	$2,350,924,064	$1,761,646,695
Construction and acquisition cost	1,172,183,773	1,175,354,194	644,483,047
Impairment charge	(2,905,125)	(4,136,998)	(1,609,000)
Disposition of real estate	(41,908,757)	(44,053,116)	(53,596,678)
Balance at December 31	$4,605,458,035	$3,478,088,144	$2,350,924,064

2. Reconciliation of Accumulated Depreciation

The following table reconciles the Real Estate Properties from January 1, 2019 to December 31, 2021.

	2021	2020	2019
Balance at January 1	$172,698,378	$128,581,697	$100,311,974
Current year depreciation expense	66,032,885	49,119,345	34,398,782
Disposition of real estate	(4,869,471)	(5,002,664)	(6,129,059)
Balance at December 31	$233,861,792	$172,698,378	$128,581,697

3. Tax Basis of Building and Improvements

The aggregate cost of Building and Improvements for federal income tax purposes is approximately $15,420,000 more than the cost basis used for financial statement purposes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGREE REALTY CORPORATION

1
By:	/s/ Joel N. Agree	Date: February 22, 2022
Joel N. Agree
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned officers and directors of Agree Realty Corporation, hereby severally constitute Richard Agree, Joel N. Agree and Peter Coughenour, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Agree Realty Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard Agree	Date: February 22, 2022
Richard Agree
Executive Chairman of the Board of Directors

By:	/s/ Joel N. Agree	Date: February 22, 2022
Joel N. Agree
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Peter Coughenour	Date: February 22, 2022
Peter Coughenour
Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ David Wolff	Date: February 22, 2022
David Wolff
Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ Karen Dearing	Date: February 22, 2022
Karen Dearing
Director

By:	/s/ Merrie S. Frankel	Date: February 22, 2022
Merrie S. Frankel
Director

By:	/s/ Mike Hollman	Date: February 22, 2022
Mike Hollman
Director

By:	/s/ Michael Judlowe	Date: February 22, 2022
Michael Judlowe
Director

By:	/s/ Greg Lehmkuhl	Date: February 22, 2022
Greg Lehmkuhl
Director

By:	/s/ John Rakolta	Date: February 22, 2022
John Rakolta
Director

By:	/s/ Jerome Rossi	Date: February 22, 2022
Jerome Rossi
Director