Form 10-Q
period 2022-03-31
AGREE REALTY CORP
filed 2022-05-03
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022, or

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

As of May 2, 2022, the Registrant had 75,174,452 shares of common stock issued and outstanding.

AGREE REALTY CORPORATION

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

	March 31,	December 31,
	2022	2021
ASSETS
Real Estate Investments
Land	$1,658,905	$1,559,434
Buildings	3,286,755	3,034,391
Less accumulated depreciation	(253,180)	(233,862)
	4,692,480	4,359,963
Property under development	39,218	7,148
Net Real Estate Investments	4,731,698	4,367,111

Real Estate Held for Sale, net	—	5,676

Cash and Cash Equivalents	24,888	43,252

Cash Held in Escrows	878	1,998

Accounts Receivable - Tenants, net	59,411	53,442

Lease Intangibles, net of accumulated amortization of
$198,936 and $180,532 at March 31, 2022 and December 31, 2021, respectively	716,509	672,020

Other Assets, net	105,206	83,407

Total Assets	$5,638,590	$5,226,906

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

	March 31,	December 31,
	2022	2021
LIABILITIES
Mortgage Notes Payable, net	$32,249	$32,429

Senior Unsecured Notes, net	1,495,650	1,495,200

Unsecured Revolving Credit Facility	320,000	160,000

Dividends and Distributions Payable	17,763	16,881

Accounts Payable, Accrued Expenses, and Other Liabilities	63,476	70,005

Lease Intangibles, net of accumulated amortization of
$31,184 and $29,726 at March 31, 2022 and December 31, 2021, respectively	33,711	33,075

Total Liabilities	1,962,849	1,807,590

EQUITY
Preferred stock, $.0001 par value per share, 4,000,000 shares authorized, 7,000 shares Series A outstanding, at stated liquidation value of $25,000 per share, at March 31, 2022 and December 31, 2021	175,000	175,000
Common stock, $.0001 par value, 180,000,000 shares authorized, 75,174,580 and 71,285,311 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	8	7
Additional paid-in-capital	3,646,770	3,395,549
Dividends in excess of net income	(162,765)	(147,366)
Accumulated other comprehensive income (loss)	15,060	(5,503)

Total Equity - Agree Realty Corporation	3,674,073	3,417,687
Non-controlling interest	1,668	1,629
Total Equity	3,675,741	3,419,316

Total Liabilities and Equity	$5,638,590	$5,226,906

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues
Rental income	$98,312	$77,760
Other	30	69
Total Revenues	98,342	77,829

Operating Expenses
Real estate taxes	7,611	5,696
Property operating expenses	4,477	3,541
Land lease expense	402	346
General and administrative	7,622	6,879
Depreciation and amortization	28,561	21,489
Provision for impairment	1,015	—
Total Operating Expenses	49,688	37,951

Gain (loss) on sale of assets, net	2,310	2,945
Gain (loss) on involuntary conversion, net	(25)	117
Income from Operations	50,939	42,940

Other (Expense) Income
Interest expense, net	(13,931)	(11,653)
Income tax (expense) benefit	(719)	(1,009)
Net Income	36,289	30,278

Less net income attributable to non-controlling interest	176	166
Net income attributable to Agree Realty Corporation	36,113	30,112
Less Series A preferred stock dividends	1,859	—
Net Income Attributable to Common Stockholders	$34,254	$30,112

Net Income Per Share Attributable to Common Stockholders
Basic	$0.48	$0.48
Diluted	$0.48	$0.48

Other Comprehensive Income
Net income	$36,289	$30,278
Amortization of interest rate swaps	82	500
Change in fair value and settlement of interest rate swaps	20,581	25,146
Total comprehensive income (loss)	56,952	55,924
Less comprehensive income (loss) attributable to non-controlling interest	276	304

Comprehensive Income (Loss) Attributable to Agree Realty Corporation	$56,676	$55,620

Weighted Average Number of Common Shares Outstanding - Basic	71,228,930	62,828,897

Weighted Average Number of Common Shares Outstanding - Diluted	71,336,103	62,940,360

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

							Accumulated
						Dividends in	Other
	Preferred Stock		Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2021	7,000	$175,000	71,285,311	$7	$3,395,549	$(147,366)	$(5,503)	$1,629	$3,419,316
Issuance of common stock, net of issuance costs	—	—	3,791,964	1	250,683	—	—	—	250,684
Repurchase of common shares	—	—	(28,117)	—	(1,745)	—	—	—	(1,745)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	125,422	—	648	—	—	—	648
Stock-based compensation	—	—	—	—	1,635	—	—	—	1,635
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(49,653)	—	(237)	(49,890)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	20,563	100	20,663
Net income	—	1,859	—	—	—	34,254	—	176	36,289
Balance, March 31, 2022	7,000	$175,000	75,174,580	$8	$3,646,770	$(162,765)	$15,060	$1,668	$3,675,741

Cash dividends declared per depositary share of Series A preferred stock:
For the three months ended March 31, 2022		$0.266

Cash dividends declared per common share:
For the three months ended March 31, 2022				$0.681

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2020	60,021,483	$6	$2,652,090	$(91,343)	$(36,266)	$1,762	$2,526,249
Issuance of common stock, net of issuance costs	4,028,410	—	258,105	—	—	—	258,105
Repurchase of common shares	(27,594)	—	(1,780)	—	—	—	(1,780)
Issuance of restricted stock under the 2020 Omnibus Incentive Plan	128,066	—	298	—	—	—	298
Forfeiture of restricted stock	(4,587)	—	(92)	—	—	—	(92)
Stock-based compensation	—	—	1,293	—	—	—	1,293
Dividends and distributions declared for the period	—	—	—	(39,906)	—	(215)	(40,121)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	25,506	140	25,646
Net income	—	—	—	30,112	—	166	30,278
Balance, March 31, 2021	64,145,778	$6	$2,909,914	$(101,137)	$(10,760)	$1,853	$2,799,876

Cash dividends declared per common share:
For the three months ended March 31, 2021		$0.621

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities
Net income	$36,289	$30,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,561	21,489
Amortization from above (below) market lease intangibles, net	8,178	4,756
Amortization from financing and credit facility costs	1,061	425
Stock-based compensation	1,635	1,499
Provision for impairment	1,015	—
Gain (loss) on settlement of interest rate swaps	—	501
(Gain) loss on sale of assets	(2,310)	(2,945)
(Increase) decrease in accounts receivable	(5,980)	(2,932)
(Increase) decrease in other assets	(4,708)	6,803
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	(2,274)	(14,079)
Net Cash Provided by Operating Activities	61,467	45,795

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(413,098)	(397,044)
Development of real estate investments and other assets, net of reimbursements
(including capitalized interest of $112 in 2022 and $75 in 2021)	(33,291)	1,683
Payment of leasing costs	(45)	(240)
Net proceeds from sale of assets	7,643	8,422
Net Cash Used in Investing Activities	(438,791)	(387,179)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	250,684	258,105
Repurchase of common shares	(1,745)	(1,780)
Unsecured revolving credit facility borrowings (repayments), net	160,000	146,000
Payments of mortgage notes payable	(209)	(195)
Payment of Series A preferred dividends	(1,859)	—
Payment of common stock dividends	(48,771)	(60,957)
Distributions to non-controlling interest	(237)	(359)
Payments for financing costs	(23)	(16)
Net Cash Provided by Financing Activities	357,840	340,798

Net Increase (Decrease) in Cash and Cash Equivalents and Cash Held in Escrow	(19,484)	(586)
Cash and cash equivalents and cash held in escrow, beginning of period	45,250	7,955
Cash and cash equivalents and cash held in escrow, end of period	$25,766	$7,369

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$13,367	$15,836
Cash paid for income tax	$1,336	$1,794

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Lease right of use assets added under new ground leases	$—	$6,302
Series A preferred dividends declared and unpaid	$620	$—
Common stock dividends and limited partners' distributions declared and unpaid	$17,143	$13,350
Change in accrual of development, construction and other real estate investment costs	$411	$7,179

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.5% common equity interest as of March 31, 2022. There is a one-for-one relationship between the limited partnership interests in the Operating Partnership (“Operating Partnership Common Units”) owned by the Company and shares of Company common stock outstanding.  The Company also owns a Series A preferred equity interest in the Operating Partnership.  This preferred equity interest corresponds on a one-for-one basis to the Company’s Series A Preferred Stock (see Note 6– Common and Preferred Stock), providing guaranteed income and distributions to the Company equal to the dividends payable on that stock. Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the “Company,” “Management,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three months ended March 31, 2022 may not be indicative of the results that may be expected for the year ending December 31, 2022.  Amounts as of December 31, 2021 included in the Condensed Consolidated Financial Statements have been derived from the audited Consolidated Financial Statements as of that date. The unaudited Condensed Consolidated Financial Statements, included herein, should be read in conjunction with the audited Consolidated Financial Statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Form 10-K for the year ended December 31, 2021.

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, the Operating Partnership and its wholly owned subsidiaries. The Company, as the sole general partner, held 99.5% of the Operating Partnership’s common equity as of March 31, 2022 and December 31, 2021, as well as the Series A preferred equity interest.  All material intercompany accounts and transactions have been eliminated, including the Company’s Series A preferred equity interest in the Operating Partnership.

At March 31, 2022 and December 31, 2021, the non-controlling interest in the Operating Partnership consisted of a 0.5% ownership interest in the Operating Partnership held by the Company’s founder and chairman. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of common stock. The Company as sole general partner of the Operating Partnership has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all non-controlling Operating Partnership Common Units, there would have been 75,522,199 shares of common stock outstanding at March 31, 2022.

Significant Risks and Uncertainties

One of the most significant risks and uncertainties continues to be the potential adverse effect of the ongoing pandemic of the novel coronavirus, or COVID-19, and its variants.  The outbreak of COVID-19 has significantly, adversely impacted economic activity and has contributed to significant volatility and negative pressure in financial markets.  Although the duration and severity of this pandemic are still uncertain, there is reason to believe that the success of vaccination efforts and therapeutics in the U.S. will have a positive impact on businesses, as federal, state and local restrictions are lifted. However, the virus’s variants, its surges and resurgences in the population, and challenges related to vaccine immunization are still having a very fluid and continuously evolving impact on businesses and consumers.

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

During the quarter ended March 31, 2022, the Company collected substantially all rent payments originally contracted for in the period. However, the extent to which the COVID-19 pandemic impacts our operations and those of our tenants will still depend on future developments which are uncertain, including the scope, severity and remaining duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies. However, as a result of the many uncertainties surrounding the COVID-19 pandemic, we are not able to fully predict the impact that it ultimately will have on our financial condition, results of operations and cash flows.

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

Assets are classified as real estate held for sale based on specific criteria as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant & Equipment. Properties classified as real estate held for sale are recorded at the lower of their carrying value or their fair value, less anticipated selling costs. Any properties classified as held for sale are not depreciated. Assets are generally classified as real estate held for sale once management has actively engaged in marketing the asset and has received a firm purchase commitment that is expected to close within one year. The Company did not classify any operating properties as real estate held for sale at March 31, 2022 and classified one operating property as real estate held for sale as of December 31, 2021, the assets for which are separately presented in the Condensed Consolidated Balance Sheets.

Real estate held for sale consisted of the following as of March 31, 2022 and December 31, 2021 (presented in thousands):

	March 31, 2022	December 31, 2021
Land	$—	$4,485
Lease intangibles - asset	—	1,213
	—	5,698
Accumulated depreciation and amortization, net	—	(22)
Total Real Estate Held for Sale, net	$—	$5,676

Subsequent to quarter-end, a property that did not qualify as held for sale as of March 31, 2022 was sold at a price of $14.0 million, which approximated its carrying value.

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

The following schedule summarizes the Company’s amortization of lease intangibles for the three months ended March 31, 2022 and 2021 (presented in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Lease intangibles (in-place)	$8,795	$5,915
Lease intangibles (above-market)	9,636	6,401
Lease intangibles (below-market)	(1,458)	(1,645)
Total	$16,973	$10,671

The following schedule represents estimated future amortization of lease intangibles as of March 31, 2022 (presented in thousands):

	2022
Year Ending December 31,	(remaining)	2023	2024	2025	2026	Thereafter	Total
Lease intangibles (in-place)	$29,842	$37,665	$35,021	$32,596	$30,157	$156,469	$321,750
Lease intangibles (above-market)	29,583	37,186	33,120	30,631	28,868	235,371	394,759
Lease intangibles (below-market)	(4,359)	(5,186)	(4,516)	(4,080)	(3,726)	(11,844)	(33,711)
Total	$55,066	$69,665	$63,625	$59,147	$55,299	$379,996	$682,798

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

Cash and Cash Equivalents and Cash Held in Escrows

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of deposit and checking accounts.  Cash held in escrows primarily relates to proposed like-kind exchange transactions pursued under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and funds restricted through a mortgage agreement.  The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company had $24.0 million and $44.0 million in cash and cash equivalents and cash held in escrow as of March 31, 2022 and December 31, 2021, respectively, in excess of the FDIC insured limit.

Per the requirements of ASU 2016-18 (Topic 230, Statement of Cash Flows) the following table provides a reconciliation of cash and cash equivalents and cash held in escrow, both as reported within the Condensed Consolidated Balance Sheets, to the total of the cash and cash equivalents and cash held in escrow as reported within the Condensed Consolidated Statements of Cash Flows (presented in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$24,888	$43,252
Cash held in escrow	878	1,998
Total of cash and cash equivalents and cash held in escrow	$25,766	$45,250

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

Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the Accounts Receivable - Tenants line item in the Condensed Consolidated Balance Sheets. The balance of straight-line rent receivables at March 31, 2022 and December 31, 2021 was $44.0 million and $40.9 million, respectively. To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce rental income.

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

As of March 31, 2022, the Company has three tenants where collection is no longer considered probable. For these tenants, the Company is recording rental income on a cash basis and has written off any outstanding receivables, including straight-line rent receivables. Adjustments to rental revenue related to potentially uncollectible charges under these tenant leases had an immaterial impact to Rental Income and Net Income for the three months ended March 31, 2022.

In addition to the tenant-specific collectability assessment performed, the Company also recognizes a general allowance, as a reduction to rental revenue, for its operating lease receivables which are not expected to be fully collectible based on the potential for settlement of arrears. As of March 31, 2022 and December 31, 2021, this allowance was $0.8 million.

The Company’s leases provide for reimbursement from tenants for common area maintenance (“CAM”), insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursement revenue is estimated each period and is recognized as rental revenue in the period the recoverable costs are incurred and accrued, and the related revenue is earned. The balance of unbilled operating cost reimbursement receivable at March 31, 2022 and December 31, 2021 was $7.7 million and $9.1 million, respectively.

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

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net earnings per share of common stock for each of the periods presented (presented in thousands, except for share data):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income attributable to Agree Realty Corporation	$36,113	$30,112
Less: Series A preferred stock dividends	(1,859)	—
Net income attributable to common stockholders	34,254	30,112
Less: Income attributable to unvested restricted shares	(110)	(103)
Net income used in basic and diluted earnings per share	$34,144	$30,009

Weighted average number of common shares outstanding	71,471,247	63,048,905
Less: Unvested restricted stock	(242,317)	(220,008)
Weighted average number of common shares outstanding used in basic earnings per share	71,228,930	62,828,897

Weighted average number of common shares outstanding used in basic earnings per share	71,228,930	62,828,897
Effect of dilutive securities:
Share-based compensation	58,190	62,454
2020 ATM Forward Equity Offerings	—	49,009
2021 ATM Forward Equity Offerings	980	—
December 2021 Forward Offering	48,003	—
Weighted average number of common shares outstanding used in diluted earnings per share	71,336,103	62,940,360

For the three months ended March 31, 2022, 76,623 shares of common stock related to the 2021 at-the-market (“ATM”) forward equity offerings, 4,733 shares of restricted common stock (“restricted shares”) granted in 2020 and 2021, and 1,078 performance units granted in 2022 were anti-dilutive and were not included in the computation of diluted earnings per share.

For the three months ended March 31, 2021, 3,397 shares of common stock related to the 2020 ATM forward equity offerings, 664 shares of common stock related to the 2021 ATM forward equity offerings, and 6,920 shares of restricted shares granted in 2020 were anti-dilutive and were not included in the computation of diluted earnings per share.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”).  The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets.  The amendments in ASU 2020-06 are effective for the Company for fiscal years beginning after December

15, 2021. The adoption of this guidance on January 1, 2022 did not have a material impact the Company’s financial statements.

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

Note 3 – Leases

Tenant Leases

The Company is primarily focused on the ownership, acquisition, development and management of retail properties leased to industry leading tenants.  As of March 31, 2022, the Company’s portfolio was approximately 99.6% leased and had a weighted average remaining lease term (excluding extension options) of approximately 9.1 years. A significant majority of its properties are leased to national tenants and approximately 67.8% of its annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners.

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

The following table includes information regarding contractual lease payments for the Company’s operating leases for which it is the lessor, for the three months ended March 31, 2022 and 2021. (presented in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Total lease payments	$103,362	$80,200
Less: Operating cost reimbursements and percentage rents	11,914	8,976
Total non-variable lease payments	$91,448	$71,224

At March 31, 2022, future non-variable lease payments to be received from the Company’s operating leases for the remainder of 2022, the following four years, and thereafter are as follows (presented in thousands):

	2022
Year Ending December 31,	(remaining)	2023	2024	2025	2026	Thereafter	Total
Future non-variable lease payments	$285,903	$376,785	$365,734	$353,794	$335,943	$1,859,443	$3,577,602

Deferred Revenue

As of March 31, 2022 and December 31, 2021, there was $13.5 million in deferred revenues resulting from rents paid in advance.

Land Lease Obligations

The Company is the lessee under land lease agreements for certain of its properties. ASC 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases, whether qualifying as operating or finance.  As of March 31, 2022 and December 31, 2021, the Company had $59.5 million and $59.7 million, respectively, of right of use assets, net, recognized within Other Assets in the Condensed Consolidated Balance Sheets, while the corresponding lease obligations, net, of $24.0 million and $24.1 million, respectively, were recognized within Accounts Payable, Accrued Expenses, and Other Liabilities on the Condensed Consolidated Balance Sheets as of these dates.

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

Amortization of right of use assets for operating land leases is classified as land lease expense and was $0.4 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. There was no amortization of right of use assets for finance land leases, as the underlying leased asset (land) has an infinite life.  Interest expense on finance land leases was less than $0.1 million during the three months ended March 31, 2022 and March 31, 2021.

In calculating its lease obligations under ground leases, the Company uses discount rates estimated to be equal to what it would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following tables include information on the Company’s land leases for which it is the lessee, for the three months ended March 31, 2022 and 2021. (presented in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating leases:
Operating cash outflows	$298	$267
Weighted-average remaining lease term - operating leases (years)	33.7	36.3

Finance leases:
Operating cash outflows	$64	$22
Financing cash outflows	$20	$34
Weighted-average remaining lease term - finance leases (years)	2.5	3.5

Supplemental Disclosure:
Right-of-use assets obtained in exchange for new lease liabilities	$—	$6,302
Right-of-use assets net change	$—	$6,302

The weighted-average discount rate used in computing operating and finance lease obligations approximated 4%at March 31, 2022 and 2021.

Maturity Analysis of Lease Liabilities for Operating Leases (presented in thousands)

	2022
Year Ending December 31,	(remaining)	2023	2024	2025	2026	Thereafter	Total
Lease payments	$900	$1,197	$1,197	$1,197	$1,195	$29,851	$35,537
Imputed interest	(546)	(711)	(690)	(669)	(647)	(14,491)	(17,754)
Total lease liabilities	$354	$486	$507	$528	$548	$15,360	$17,783

Maturity Analysis of Lease Liabilities for Finance Leases (presented in thousands)

	2022
Year Ending December 31,	(remaining)	2023	2024	2025	2026	Thereafter	Total
Lease payments	$252	$336	$6,252	$—	$—	$—	$6,840
Imputed interest	(191)	(252)	(207)	—	—	—	(650)
Total lease liabilities	$61	$84	$6,045	$—	$—	$—	$6,190

Note 4 – Real Estate Investments

Real Estate Portfolio

As of March 31, 2022, the Company owned 1,510 properties, with a total gross leasable area (“GLA”) of approximately 31.0 million square feet. Net Real Estate Investments totaled $4.7 billion as of March 31, 2022. As of December 31, 2021, the Company owned 1,404 properties, with a total GLA of approximately 29.1 million square feet. Net Real Estate Investments totaled $4.4 billion as of December 31, 2021.

Acquisitions

During the three months ended March 31, 2022, the Company purchased 106 retail net lease assets for approximately $409.8 million, which includes acquisition and closing costs. These properties are located in 32 states and are leased for a weighted average lease term of approximately 9.2 years.

The aggregate acquisitions for the three months ended March 31, 2022 were allocated $99.8 million to land, $249.2 million to buildings and improvements, and $60.8 million to lease intangibles. The acquisitions were all cash purchases and there was no material contingent consideration associated with these acquisitions. None of the Company’s acquisitions during the first three months of 2022 caused any new or existing tenant to comprise 10% or more of its total assets or generate 10% or more of its total annualized contractual base rent at March 31, 2022.

Developments

During the three months ended March 31, 2022, the Company commenced 15 development or Partner Capital Solutions projects. At March 31, 2022, the Company had 17 development or Partner Capital Solutions projects under construction.

Dispositions

During the three months ended March 31, 2022, the Company sold one property, which was classified as held for sale as of December 31, 2021, for net proceeds of $7.6 million and recorded a net gain of $2.3 million.

Provisions for Impairment

As a result of the Company’s review of real estate investments, it recognized a $1.0 million provision for impairment for the three months ended March 31, 2022. There was no impairment recognized during the three months ended March 31, 2021. The estimated fair value of the impaired real estate assets at their time of impairment during 2022 was $1.8 million.

Note 5 – Debt

As of March 31, 2022, the Company had total gross indebtedness of $1.86 billion, including (i) $32.4 million of mortgage notes payable; (ii) $1.51 billion of senior unsecured notes; and (iii) $320.0 million of borrowings outstanding under the Revolving Credit Facility (defined below) as of March 31, 2022.

Mortgage Notes Payable

As of March 31, 2022, the Company had total gross mortgage indebtedness of $32.4 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $38.7 million. The weighted average interest rate on the Company’s mortgage notes payable was 4.04% as of March 31, 2022 and 4.16% as of December 31, 2021.

Mortgage notes payable consisted of the following (presented in thousands):

	March 31, 2022	December 31, 2021
Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 2023	$23,640	$23,640

Note payable in monthly installments of interest only at 5.01% per annum, with a balloon payment due September 2023	4,622	4,622

Note payable in monthly installments of $92 including interest at 6.27% per annum, with a final monthly payment due July 2026	4,166	4,373

Total principal	32,428	32,635
Unamortized debt issuance costs	(179)	(206)
Total	$32,249	$32,429

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At March 31, 2022, there were no mortgage loans with partial recourse to the Company.

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

Unsecured Term Loan Facilities

In May 2021, the Company used the net proceeds from the offering of the 2028 Senior Unsecured Public Notes and the 2033 Senior Unsecured Public Notes (see Senior Unsecured Notes below) to repay all amounts outstanding under its unsecured term loans and settle the related swap agreements.  During the three months ended June 30, 2021, the Company incurred a charge of $14.6 million upon this repayment and settlement, including swap termination costs of $13.4 million and the write-off of previously unamortized debt issuance costs of $1.2 million.

Senior Unsecured Notes

The following table presents the senior unsecured notes balance net of unamortized debt issuance costs and original issue discount as of March 31, 2022, and December 31, 2021 (presented in thousands):

	March 31, 2022	December 31, 2021
2025 Senior Unsecured Notes	$50,000	$50,000
2027 Senior Unsecured Notes	50,000	50,000
2028 Senior Unsecured Public Notes	350,000	350,000
2028 Senior Unsecured Notes	60,000	60,000
2029 Senior Unsecured Notes	100,000	100,000
2030 Senior Unsecured Notes	125,000	125,000
2030 Senior Unsecured Public Notes	350,000	350,000
2031 Senior Unsecured Notes	125,000	125,000
2033 Senior Unsecured Public Notes	300,000	300,000
Total Principal	1,510,000	1,510,000
Unamortized debt issuance costs and original issue discount, net	(14,350)	(14,800)
Total	$1,495,650	$1,495,200

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

In August 2020, the Operating Partnership completed an underwritten public offering of $350 million aggregate principal amount of 2.900% Notes due 2030 (the “2030 Senior Unsecured Public Notes”). The 2030 Senior Unsecured Public Notes are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership.  The terms of the 2030 Senior Unsecured Public Notes are governed by an indenture, dated August 17, 2020, among the Operating Partnership, the Company and U.S. Bank National Association, as trustee (as amended and supplemented by an officer’s certificate dated August 17, 2020, the “Indenture”). The Indenture contains various restrictive covenants, including limitations on the ability of the guarantors and the issuer to incur additional indebtedness and requirements to maintain a pool of unencumbered assets.  The Company terminated related swap agreements of $200 million that hedged the 2030 Senior Unsecured Public Notes, paying $23.4 million upon termination. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the $350 million aggregate principal amount of 2030 Senior Unsecured Public Notes is 3.49%.

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

In December 2021, the Company entered into a Third Amended and Restated Revolving Credit Agreement which increases its senior unsecured revolving credit facility (the “Revolving Credit Facility”) to $1.0 billion. The Revolving Credit Facility includes an accordion option that allows the Company to request additional lender commitments up to a total of $1.75 billion. The Revolving Credit Facility will mature in January 2026 with Company options to extend the maturity date to January 2027.

The Revolving Credit Facility’s interest rate is based on a pricing grid with a range of 72.5 to 140 basis points over LIBOR, determined by the Company’s credit ratings. The margins for the Revolving Credit Facility are subject to improvement based on the Company's leverage ratio, provided its credit ratings meet a certain threshold. Based on the Company's credit ratings and leverage ratio at the time of closing, pricing on the Revolving Credit Facility was 77.5 basis points over LIBOR.

In connection with the Company's ongoing environmental, social and governance (“ESG”) initiatives, pricing may be reduced if specific ESG ratings are achieved.

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

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt as of March 31, 2022 (presented in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2022	$643	$—	$643
2023	905	28,262	29,167
2024	963	—	963
2025	1,026	50,000	51,026
2026 (1)	629	320,000	320,629
Thereafter	—	1,460,000	1,460,000
Total scheduled principal payments	4,166	1,858,262	1,862,428
Original issue discount, net	—	(8,651)	(8,651)
Total	$4,166	$1,849,611	$1,853,777
(1)

The Revolving Credit Facility matures in January 2026, with options to extend the maturity to January 2027. The Revolving Credit Facility had an outstanding balance of $320.0 million as of March 31, 2022.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum total leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of March 31, 2022, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of March 31, 2022.

Note 6 – Common and Preferred Stock

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

In December 2021, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase additional 750,000 shares, in connection with forward sale agreements. Upon settlement, the offering is anticipated to raise net proceeds of approximately $374.8 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreements. As of March 31, 2022, the Company settled 1,666,668 shares of these December 2021 forward sale agreements, realizing net proceeds of $107.7 million.

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

Dividends on the Series A Preferred Shares will be payable monthly in arrears on the first day of each month (or, if not on a business day, on the next succeeding business day). The dividend rate is 4.25% per annum of the $25,000 (equivalent to $25.00 per Depositary Share) liquidation preference. The first pro-rated dividend on the Series A Preferred Shares was paid on October 1, 2021, and was in an amount equivalent to $0.04132 per Depositary Share. Subsequent dividends on the Series A Preferred Shares have been and will be in the amount of $0.08854 per Depositary Share, equivalent to $1.0625 per annum.

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

As of March 31, 2022, the Company had entered into forward sale agreements to sell an aggregate of 2,125,296 shares of common stock. The Company has settled the entirety of these forward sale agreements as of March 31, 2022 for net proceeds of approximately $143.1 million.

Note 7 – Dividends and Distribution Payable

During the three months ended March 31, 2022, the Company declared monthly dividends of $0.227 per common share for January, February and March 2022. Holders of Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for January and February were paid during the quarter, while the March amounts were recorded as liabilities on the Condensed Consolidated Balance Sheets at March 31, 2022. The March dividends and distributions were paid on April 14, 2022.

During the three months ended March 31, 2022, the Company declared monthly dividends on the Series A Preferred Shares in the amount of $.08854 per Depositary Share for January, February, and March 2022. The dividends payable for January and February were paid during the quarter, while the March dividend was recorded as a liability on the Condensed Consolidated Balance Sheet at March 31, 2022 and was paid on April 1, 2022.

Note 8 – Income Taxes

Uncertain Tax Positions

The Company is subject to the provisions of FASB ASC Topic 740-10 (“ASC 740-10”) and has analyzed its various federal and state filing positions. The Company believes that its income tax filing positions and deductions are documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740-10. The Company’s federal income tax returns are open for examination by taxing authorities for all tax years after December 31, 2018. The Company has elected to record related interest and penalties, if any, as income tax expense on the Consolidated Statements of Operations and Comprehensive Income. The Company has no material interest or penalties relating to income taxes recognized for the three months ended March 31, 2022 and 2021.

Income Tax Expense

The Company recognized total federal and state tax expense of approximately $0.7 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. The income tax expense recorded in 2021 includes additional tax expense of approximately $0.5 million relating to the true-up of 2020 expense upon filing of the annual tax returns.

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

Hedges of 2022 Planned Debt Issuance

In May and July 2021, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $300 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending December 2022. As of March 31, 2022, these interest rate swaps were valued as an asset of approximately $19.1 million.

2021 Settlements Hedging 2021 Debt Issuances

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

2021 Settlements – Extinguishment of Term Loans

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company received from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 2.09%. These swaps effectively converted $65 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $0.3 million upon termination. This settlement was recognized as an expense during the three months ended June 30, 2021.

In June 2016, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company received from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $1.0 million upon termination. This settlement was recognized as an expense during the three months ended June 30, 2021.

In December 2018, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $100 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company received from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 2.66%. These swaps effectively converted $100 million of variable-rate borrowings to fixed-rate borrowings from December 27, 2018 to January 15, 2026. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $9.2 million upon termination. This settlement was recognized as an expense during the three months ended June 30, 2021.

In October 2019, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company received from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 1.4275%. This swap effectively converted $65 million of variable-rate borrowings to fixed-rate borrowings from July 12, 2021 to January 12, 2024. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $1.8 million upon termination. This settlement was recognized as an expense during the three months ended June 30, 2021.

Also in October 2019, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 1.4265%. This swap effectively converted $35 million of variable-rate borrowings to fixed-rate borrowings from September 29, 2020 to January 12, 2024. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $1.1 million upon termination. This settlement was recognized as an expense during the three months ended June 30, 2021.

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

During the three months ended June 30, 2021, the Company accelerated the reclassification of amounts in accumulated OCI into expense given that the hedged forecasted transactions were no longer likely to occur. During 2021, the Company accelerated a loss of $13.4 million out of OCI into earnings due to missed forecasted transactions associated with terminated swap agreements in connection with the early payoff of the hedged term loans (see 2021 Settlements - Extinguishment of Term Loans above).

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (presented in thousands, except number of instruments):

	Number of Instruments [1]		Notional [1]
	March 31,	December 31,	March 31,	December 31,
Interest Rate Derivatives	2022	2021	2022	2021
Interest rate swap	3	3	$300,000	$300,000

1 Number of Instruments and total Notional disclosed includes all interest rate swap agreements outstanding at the balance sheet date, including forward-starting swaps prior to their effective date.

The table below presents the estimated fair value of the Company’s derivative financial instruments, as well as their classification in the Condensed Consolidated Balance Sheets (presented in thousands).

	Asset Derivatives
	March 31, 2022	December 31, 2021
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Other Assets, net	$19,114	$1,868

	Liability Derivatives
	March 31, 2022	December 31, 2021
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Accounts Payable, Accrued Expenses, and Other Liabilities	$—	$3,335

The table below presents the effect of the Company’s derivative financial instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2022 and 2021 (presented in thousands).

				Location of
	Derivatives in			Income/(Loss)
	Cash Flow			Reclassified from	Amount of Income/(Loss)
	Hedging	Amount of Income/(Loss) Recognized		Accumulated OCI	Reclassified from
	Relationships	in OCI on Derivative		into Income	Accumulated OCI into Expense
Three Months Ended March 31,		2022	2021		2022	2021

	Interest rate swaps	$20,581	$23,954	Interest Expense	$82	$1,693

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of March 31, 2022.

Credit-Risk-Related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of March 31, 2022, the fair value of derivatives in a net asset position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $19.2 million.

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the Condensed Consolidated Balance Sheets.

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of March 31, 2022 and December 31, 2021. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets (presented in thousands):

Offsetting of Derivative Assets as of March 31, 2022

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$19,114	$—	$19,114	$—	$—	$19,114

Offsetting of Derivative Liabilities as of March 31, 2022

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Assets as of December 31, 2021

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$1,868	$—	$1,868	$(1,679)	$—	$189

Offsetting of Derivative Liabilities as of December 31, 2021

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$3,335	$—	$3,335	$(1,679)	$—	$1,656

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	Total Fair Value	Level 2
March 31, 2022
Derivative assets - interest rate swaps	$19,114	$19,114
Derivative liabilities - interest rate swaps	$—	$—

December 31, 2021
Derivative assets - interest rate swaps	$1,868	$1,868
Derivative liabilities - interest rate swaps	$3,335	$3,335

Other Financial Instruments

The carrying values of cash and cash equivalents, cash held in escrow, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

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

The Company determined that the valuation of its Senior Unsecured Notes and Revolving Credit Facility are classified as Level 2 of the fair value hierarchy and its fixed rate mortgages are classified as Level 3 of the fair value hierarchy.  The Senior Unsecured Notes had carrying values of $1.50 billion as of March 31, 2022 and December 31, 2021 and had fair values of $1.45 billion and $1.57 billion, respectively. The Revolving Credit Facility’s fair value is estimated to be equal to the carrying values of $320.0 million and $160.0 million as of March 31, 2022 and December 31, 2021, respectively. The Mortgage Notes Payable had carrying values of $32.2 million and $32.6 million as of March 31, 2022 and December 31, 2021, respectively, and had fair values of $33.1 million and $33.9 million as of those dates.

Note 11 – Equity Incentive Plan

In May 2020, the Company’s stockholders approved the Agree Realty Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”), which replaced the Agree Realty Corporation 2014 Omnibus Equity Incentive Plan (the “2014 Plan”). The 2020 Plan provides for the award to employees, directors and consultants of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 700,000 shares of the Company’s common stock. All subsequent awards of equity or equity rights will be granted under the 2020 Plan, and no further awards will be made under the 2014 Plan. As of March 31, 2022; 328,713 shares of common stock were available for issuance under the 2020 Plan.

Restricted Stock - Employees

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

The Company estimates the fair value of restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis or amount vested, if greater, over the appropriate vesting period. The Company recognized expense relating to restricted share grants of $1.0 million and $0.9 million for the three months ended March 31, 2022 and 2021.

As of March 31, 2022, there was $12.4 million of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.8 years. The Company used 0% for the forfeiture rate for determining the fair value of restricted stock. The intrinsic value of restricted shares redeemed was $1.7 million and $1.8 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

Restricted share activity is summarized as follows:

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2021	175	$64.90

Restricted stock granted	77	$62.64
Restricted stock vested	(52)	$60.51

Unvested restricted stock at March 31, 2022	200	$65.16

Performance Units and Shares

Performance units were granted to certain executive officers during 2021, 2020 and 2019, while performance shares were granted prior to those years. Performance units or shares are subject to a three-year performance period, at the conclusion of which shares awarded are to be determined by the Company’s total shareholder return compared to the constituents of the MSCI US REIT Index and a defined peer group. 50% of the award is based upon the total shareholder return percentile rank versus the constituents in the MSCI US REIT index for the three-year performance period; and 50% of the award is based upon TSR percentile rank versus a specified net lease peer group for the three-year performance period. Vesting of the performance units and shares following their issuance will occur ratably over a three-year period, with the initial vesting occurring immediately following the conclusion of the performance period such that all units and shares vest within five years of the original award date.

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

During the years ended December 31, 2022, 2021 and 2020 the following assumptions were used:

Three Months Ended March 31,	2022	2021	2020
Expected term (years)	2.9	2.9	2.9
Volatility	33.5%	33.9%	18.4%
Risk-free rate	1.8%	0.2%	1.3%

The Company recognized expense related to performance units and shares for which the three-year performance period has not yet been completed of $0.3 million and $0.2 million for the three months ended March 31, 2022 and 2021. As of March 31, 2022, there was $4.6 million of total unrecognized compensation costs related to performance units and shares for which the three-year performance period has not yet been completed, which is expected to be recognized over a weighted average period of 4.0 years.

The Company recognized expense related to performance units and shares for which the three-year performance period was completed of $0.1 million for each of the three months ended March 31, 2022 and 2021. As of March 31, 2022, there was $0.4 million of total unrecognized compensation costs related to performance units and shares for which the three-year performance period has been completed, which is expected to be recognized over a weighted average period of 1.2 years.

Performance unit and shares activity is summarized as follows:

	Target Number	Weighted Average
	of Awards	Grant Date
	(in thousands)	Fair Value
Performance units and shares at December 31, 2021 - three-year performance period to be completed	78	$63.35

Performance units granted	34	$68.59
Performance units and shares at March 31, 2022- three-year performance period completed	(27)	$65.66

Performance units and shares at March 31, 2022 - three-year performance period to be completed	85	$67.64

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Performance shares - three-year performance period completed but not yet vested at December 31, 2021	27	$55.29

Shares earned at completion of three-year performance period (1)	28	$65.66
Shares vested	(23)	$54.83

Performance shares - three-year performance period completed but not yet vested March 31, 2022	32	$57.90

(1)Performance shares granted in 2019 for which the three-year performance period was completed in 2022 paid out at the 106% performance level

Restricted Stock - Directors

During the three months ended March 31, 2022, 10,636 shares of restricted common stock (“restricted shares”) were granted to independent members of the Company’s board of directors at a weighted average grant date fair value of $62.62 per share.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The restricted shares vest over the 2022 calendar year commensurate with the board members’ annual services to the Company.

The Company estimates the fair value of board members’ restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the one-year vesting period. The Company recognized expense relating to restricted share grants to the board members of  $0.2 million for the three months ended March 31, 2022.

As of March 31, 2022, there was $0.5 million of total unrecognized compensation costs related to the board members’ outstanding restricted shares, which is expected to be recognized over the remainder of 2022. The Company used 0% for the forfeiture rate for determining the fair value of this restricted stock.

Note 12 – Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

Note 13 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to March 31, 2022 through the date on which these financial statements were issued to determine whether any of these events required disclosure in the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors, however, is the adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Additional factors which may cause actual results to differ materially from current expectations include, but are not limited to: the factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; global and national economic conditions and changes in general economic, financial and real estate market conditions; the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies; the Company’s concentration with certain tenants and in certain markets, which may make the Company more susceptible to adverse events; changes in the Company’s business strategy; risks that the Company’s acquisition and development projects will fail to perform as expected; adverse changes and disruption in the retail sector and the financing stability of the Company’s tenants, which could impact tenants’ ability to pay rent and expense reimbursement; the Company’s ability to pay dividends; risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; loss of key management personnel; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; the Company’s ability to renew or re-lease space as leases expire; limitations in the Company’s tenants’ leases on real estate tax, insurance and operating cost reimbursement obligations; loss or bankruptcy of one or more of the Company’s major tenants, and bankruptcy laws that may limit the Company’s remedies if a tenant becomes bankrupt and rejects its leases; potential liability for environmental contamination, which could result in substantial costs; the Company’s level of indebtedness, which could reduce funds available for other business purposes and reduce the Company’s operational flexibility; covenants in the Company’s credit agreements and unsecured notes, which could limit our flexibility and adversely affect our financial condition; credit market developments that may reduce availability under our revolving credit facility; an increase in market interest rates which could raise the Company’s interest costs on existing and future debt; a decrease in interest rates, which may lead to additional competition for the acquisition of real estate or adversely affect the Company’s results of operations; the Company’s hedging strategies, which may not be successful in mitigating the Company’s risks associated with interest rates; legislative or regulatory changes, including changes to laws governing real estate investment trusts (“REITs”); the Company’s ability to maintain its qualification as a REIT for federal income tax purposes and the limitations imposed on its business by its status as a REIT; and the Company’s failure to qualify as a REIT for federal income tax purposes, which could adversely affect the Company’s operations and ability to make distributions.

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994.  The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership, of which the Company is the sole general partner in which it held a 99.5% common interest as of March 31, 2022. Refer to Note 1- Organization in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for further information on the ownership structure. Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

As of March 31, 2022, the Company’s portfolio consisted of 1,510 properties located in 47 states and totaling approximately 31.0 million square feet of GLA. The portfolio was approximately 99.6% leased and had a weighted average remaining lease term of approximately 9.1 years. A significant majority of the Company’s properties are leased to national tenants and approximately 67.8% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings (acting through Standard & Poor’s Financial Services, LLC), Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

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

We continue to actively manage our response in collaboration with tenants, government officials and business partners and to assess potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, see Part I, Item 1A titled “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Overall

The Company’s real estate investment portfolio grew from approximately $3.6 billion in gross investment amount representing 1,213 properties with 24.2 million square feet of GLA as of March 31, 2021 to approximately $4.7 billion in gross investment amount representing 1,510 properties with 31.0 million square feet of GLA at March 31, 2022. The Company’s real estate investments were made throughout and between the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2022 on acquisitions that were made during 2021. Similarly, the full rental income impact of acquisitions made during 2022 to-date will not be seen until the remainder of 2022 and 2023.

Acquisitions

During the three months ended March 31, 2022, the Company acquired 106 retail net lease assets for approximately $409.8 million, which includes acquisition and closing costs. These properties are located in 32 states and are leased to 42 different tenants operating in 20 diverse retail sectors for a weighted average lease term of approximately 9.2 years. The underwritten weighted-average capitalization rate on the Company’s first quarter 2022 acquisitions was approximately 6.0%.1

Dispositions

During the three months ended March 31, 2022, the Company sold one property, which was classified as held for sale as of December 31, 2021 for net proceeds of $7.6 million and recorded a net gain of $2.3 million. The capitalization rate on the Company’s first quarter 2022 disposition was approximately 4.2%.1

Development and Partner Capital Solutions

During the three months ended March 31, 2022, the Company commenced 15 development or Partner Capital Solutions projects.  At March 31, 2022, the Company had 17 development or Partner Capital Solutions projects under construction. During the three months ended March 31, 2022, the Company completed one development or Partner Capital Solutions project.

Comparison of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021

	Three Months Ended		Variance
	March 31, 2022	March 31, 2021	(in dollars)	(percentage)
Rental Income	$98,312	$77,760	$20,552	26%
Real Estate Tax Expense	$7,611	$5,696	$1,915	34%
Property Operating Expense	$4,477	$3,541	$936	26%
Depreciation and Amortization Expense	$28,561	$21,489	$7,072	33%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisitions and the ownership of an increased number of properties during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, as further described under Results of Operations - Overall above.

General and administrative expenses increased $0.7 million, or 11%, to $7.6 million for the three months ended March 31, 2022, compared to $6.9 million for the three months ended March 31, 2021. The increase was primarily the result of increased employee headcount and increased compensation costs. General and administrative expenses as a percentage of total revenue decreased to 7.8% in the first quarter of 2022 from 8.8% in the first quarter of 2021.

Interest expense increased $2.2 million, or 20%, to $13.9 million for the three months ended March 31, 2022, compared to $11.7 million for the three months ended March 31, 2021. The increase in interest expense was primarily a result of higher levels of borrowings in the first quarter of 2022 in comparison to the first quarter of 2021. Borrowings increased in order to finance the acquisition and development of additional properties.

1 When used within this discussion, “weighted-average capitalization rate” for acquisitions and dispositions is defined by the Company as the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the purchase and sales prices.

Gain on sale of assets decreased $0.6 million, or 22%, to $2.3 million for the three months ended March 31, 2022, compared to $2.9 million for the three months ended March 31, 2021.  Gains on sales of assets are dependent on levels of disposition activity and the assets’ bases relative to their sales prices.  As a result, such gains are not necessarily comparable period-to-period.

Income tax expense decreased $0.3 million, or 29%, to $0.7 million for the three months ended March 31, 2022, compared to $1.0 million for the three months ended March 31, 2021. The decrease in income tax expense was primarily due to additional tax expense of approximately $0.5 million, relating to the true-up of 2020 expense upon filing of the annual tax returns that was recognized in the first three months of 2021.

Net income increased $6.0 million, or 20%, to $36.3 million for the three months ended March 31, 2022, compared to $30.3 million for the three months ended March 31, 2021.  The change was the result of the items discussed above. After allocation of income to preferred stockholders, net income attributable to common stockholders increased $4.2 million, or 14% to $34.3 million for the three months ended March 31, 2022, compared to $30.1 million for the three months ended March 31, 2021.  The allocation of income to the preferred stockholders began upon the September 2021 issuance of the Series A Preferred Stock – see Liquidity and Capital Resources - Equity below.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on its outstanding indebtedness, dividends and distributions to its stockholders and holders of the units of the Operating Partnership (the “Operating Partnership Common Units”), and future property acquisitions and development.

The Company expects to meet its short-term liquidity requirements through cash provided from operations and borrowings under its revolving credit facility.  As of March 31, 2022, available cash and cash equivalents, including cash held in escrow, was $25.8 million. As of March 31, 2022, the Company had $320.0 million outstanding on its revolving credit facility and $680.0 million was available for future borrowings, subject to its compliance with covenants. The Company anticipates funding its long-term capital needs through cash provided from operations, borrowings under its revolving credit facility, and the issuance of debt and common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, is uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part I, Item 1A titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and in the other reports the Company has filed with the Securities and Exchange Commission (“SEC’).

The full impact of the COVID-19 pandemic on the Company’s rental revenue and, as a result, future cash from operations cannot be determined at present.

Capitalization

As of March 31, 2022, the Company’s total enterprise value was approximately $7.0 billion. Total enterprise value consisted of $5.0 billion of common equity (based on the March 31, 2022 closing price of Company’s common stock on the NYSE of $66.36 per common share and assuming the conversion of Operating Partnership Common Units), $175.0 million of preferred equity (stated at liquidation value) and $1.9 billion of total debt including (i) $320.0 million of borrowings under its revolving credit facility; (ii) $1.5 billion of senior unsecured notes; (iii) $32.4 million of mortgage notes payable, less (iv) cash and cash equivalents and cash held in escrow of $25.8 million. The Company’s total debt to enterprise value was 26.5% at March 31, 2022.

At March 31, 2022, the non-controlling interest in the Operating Partnership consisted of a 0.5% common ownership interest in the Operating Partnership. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of Company common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all Operating Partnership Common Units, there would have been 75,522,199 shares of common stock outstanding at March 31, 2022.

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

In December 2021, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase additional 750,000 shares, in connection with forward sale agreements. Upon settlement, the offering is anticipated to raise net proceeds of approximately $374.8 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreements. During the quarter ended March 31, 2022, the Company settled 1,666,668 shares of these December 2021 forward sale agreements, realizing net proceeds of $107.7 million.

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

Dividends on the Series A Preferred Shares are payable monthly in arrears on the first day of each month (or, if not on a business day, on the next succeeding business day). The dividend rate is 4.25% per annum of the $25,000 (equivalent to $25.00 per Depositary Share) liquidation preference. The first pro-rated dividend on the Series A Preferred Shares was paid on October 1, 2021, and was in an amount equivalent to $0.04132 per Depositary Share. Subsequent dividends on the Series A Preferred Shares are in the amount of $0.08854 per Depositary Share, equivalent to $1.0625 per annum.

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

As of March 31, 2022, the Company had entered into forward sale agreements to sell an aggregate of 2,125,296 shares of common stock. The Company has settled the entirety of these forward sale agreements as of March 31, 2022, for net proceeds of $143.1 million.

After considering the 2,125,296 shares of common stock subject to forward sale agreements issued under the 2021 ATM Program, the Company had approximately $349.7 million of availability remaining under the 2021 ATM Program as of March 31, 2022.

Debt

The below table summarizes the Company’s outstanding debt as of March 31, 2022 and December 31, 2021 (presented in thousands):

	All-in		Principal Amount Outstanding
Senior Unsecured Revolving Credit Facility	Interest Rate	Maturity	March 31, 2022	December 31, 2021
Revolving Credit Facility (1)	1.23%	January 2026	$320,000	$160,000
Total Credit Facility			$320,000	$160,000

Senior Unsecured Notes
2025 Senior Unsecured Notes	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes (2)	2.11%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes (2)	3.49%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	October 2031	125,000	125,000
2033 Senior Unsecured Public Notes (2)	2.13%	June 2033	300,000	300,000
Total Senior Unsecured Notes			$1,510,000	$1,510,000

Mortgage Notes Payable
CMBS Portfolio Loan	3.60%	January 2023	$23,640	$23,640
Single Asset Mortgage Loan	5.01%	September 2023	4,622	4,622
Portfolio Credit Tenant Lease	6.27%	July 2026	4,166	4,373
Total Mortgage Notes Payable			$32,428	$32,635

Total Principal Amount Outstanding			$1,862,428	$1,702,635
(1)	The annual interest rate of the Revolving Credit Facility (defined below) assumes one-month LIBOR as of March 31, 2022 of 0.45%.

(2)	The principal amounts outstanding for the 2028 Senior Unsecured Public Notes, the 2030 Senior Unsecured Public Notes, and the 2033 Senior Unsecured Public Notes are presented excluding their original issue discounts.

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

In December 2021, the Company entered into a Third Amended and Restated Revolving Credit Agreement which increases its senior unsecured revolving credit facility (the “Revolving Credit Facility”) to $1.0 billion. The Revolving Credit Facility includes an accordion option that allows the Company to request additional lender commitments up to a total of $1.75 billion. The Revolving Credit Facility will mature in January 2026 with Company options to extend the maturity date to January 2027.

The Revolving Credit Facility’s interest rate is based on a pricing grid with a range of 72.5 to 140 basis points over LIBOR, determined by the Company’s credit ratings. The margins for the Revolving Credit Facility are subject to improvement based on the Company’s leverage ratio, provided its credit ratings meet a certain threshold. Based on the Company’s credit ratings and leverage ratio at the time of closing, pricing on the Revolving Credit Facility was 77.5 basis points over LIBOR. In connection with the Company’s ongoing environmental, social and governance (“ESG”) initiatives, pricing may be reduced if specific ESG ratings are achieved.

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

In July 2016, the Company and the Operating Partnership completed a private placement of $60 million aggregate principal amount of its 4.42% senior unsecured notes due July 2028 (the “2028 Senior Unsecured Notes”).

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

In August 2020, the Operating Partnership completed an underwritten public offering of $350 million in aggregate principal amount of 2.900% Senior Unsecured Public Notes due 2030 (the “2030 Senior Unsecured Public Notes”). The 2030 Senior Unsecured Public Notes are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership. The terms of the 2030 Senior Unsecured Public Notes are governed by an indenture, dated August 17, 2020, among the Operating Partnership, the Company and U.S. Bank National Association, as trustee (as amended and supplemented by an officer’s certificate dated August 17, 2020, the “Indenture”). The Indenture contains various restrictive covenants, including limitations on the ability of the guarantors and the issuer to incur additional indebtedness and requirements to maintain a pool of unencumbered assets. The Company terminated related swap agreements of $200 million that hedged the 2030 Senior Unsecured Public Notes, paying $23.4 million upon termination. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the $350 million aggregate principal amount of 2030 Senior Unsecured Notes is 3.49%.

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

Mortgage Notes Payable

As of March 31, 2022, the Company had total gross mortgage indebtedness of $32.4 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $38.7 million. The weighted average interest rate on the Company’s mortgage notes payable was 4.04% as of March 31, 2022 and 4.16% as of December 31, 2021.

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

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of March 31, 2022, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of March 31, 2022.

Cash Flows

Operating - Most of the Company’s cash from operations is generated by rental income from its investment portfolio.  Net cash provided by operating activities for the three months ended March 31, 2022 increased by $15.7 million over the same period in 2021, primarily due to the increase in the size of the Company’s real estate investment portfolio.

Investing - Net cash used in investing activities was $51.6 million higher during the three months ended March 31, 2022, compared to the same period in 2021.  Acquisitions of properties during the first three months of 2022 were $16.1 million higher than the same period in 2021, due to overall increases in the level of acquisition activity.  Development costs during the three months ended March 31, 2022 were $35.0 million higher than the same period in 2021, due to the timing of costs incurred related to the Company’s development activity.  Proceeds from asset sales decreased by $0.8 million during the three months ended March 31, 2022 compared to the same period in 2021. Proceeds from asset sales are dependent on levels of disposition activity and the specific assets sold. Proceeds from asset sales are not necessarily comparable period-to-period.

Financing - Net cash provided by financing activities was $17.0 million higher during the three months ended March 31, 2022, compared to the same period in 2021.  Net proceeds from the issuance of common stock decreased by $7.4 million during the three months ended March 31, 2022, compared to the same period in 2021.  Net borrowings on the revolving credit facility increased by $14.0 million during the three months ended March 31, 2022, compared to the same period in 2021.  Total dividends and distributions paid to its stockholders and non-controlling owners decreased by $10.4 million during the first three months of 2022, compared to the same period in 2021, due to the change from a quarterly dividend to a monthly dividend beginning in 2021. Dividends paid during the three month period ended March 31, 2022 included the monthly dividends declared in December 2021, January 2022, and February 2022. Dividends paid during the three month period ended March 31, 2021 included the quarterly dividend declared in December 2020 and the monthly dividend declared in January and February 2021. The Company’s annualized common dividend during the first quarter of 2022 is $2.72 per common share, a 9.7% increase over the annualized $2.48 per common share declared in the first quarter of 2021.

Material Cash Requirements

In conducting our business, the Company enters into contractual obligations, including those for debt and operating leases for land.

Detail on these obligations as of March 31, 2022, including expected settlement periods, is contained below (presented in thousands):

	2022
	(remaining)	2023	2024	2025	2026	Thereafter	Total
Mortgage Notes Payable	$643	$29,167	$963	$1,026	$629	$—	$32,428
Revolving Credit Facility (1)	—	—	—	—	320,000	—	320,000
Senior Unsecured Notes	—	—	—	50,000	—	1,460,000	1,510,000
Land Lease Obligations	1,152	1,533	7,449	1,197	1,195	29,851	42,377
Estimated Interest Payments on Outstanding Debt	40,042	51,472	51,183	49,908	48,980	195,573	437,158
Total	$41,837	$82,172	$59,595	$102,131	$370,804	$1,685,424	$2,341,963

(1)	The balloon payment balance includes the balance outstanding under the Revolving Credit Facility as of March 31, 2022. The Revolving Credit Facility matures in January 2026, with options to extend the maturity to extend its maturity date by six months up to two times, for a maximum maturity of January 2027.

In addition to items reflected in the table above, the Company has issued preferred stock with cumulative cash dividends, as described under Equity – Preferred Stock Offering above.

During the first quarter 2022 the Company had 18 development or Partner Capital Solutions projects completed or under construction, for which 17 remain under construction as of March 31, 2022. Anticipated total costs for the 17 projects are approximately $50.7 million. These construction commitments will be funded using cash provided from operations, current capital resources on hand, and/or other sources of funding available to the Company.

The Company’s recurring obligations under its tenant leases for maintenance, taxes, and/or insurance will also be funded through the cash sources available to the Company described earlier.

Dividends

During the quarter ended March 31, 2022, the Company declared monthly dividends of $0.227 per common share for January, February, and March 2022. The holder of the Operating Partnership Common Units is entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for January and February were paid during the quarter. The March dividends and distributions were recorded as a liability on the Condensed Consolidated Balance Sheet at March 31, 2022, and were paid on April 14, 2022.

During the quarter ended March 31, 2022, the Company declared monthly dividends on the Series A Preferred Shares for January, February, and March 2022.  The March dividend was recorded as a liability on the Condensed  Consolidated Balance Sheet at March 31, 2022, and was paid on April 1, 2022.

Recent Accounting Pronouncements

Refer to Note 2 – Summary of Significant Accounting Policies in the condensed consolidated financial statements for a summary and anticipated impact of each accounting pronouncement on the Company’s financial statements.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company’s management to use judgment in the application of accounting policies, including making estimates and assumptions. Management bases estimates on the best information available at the time, its experience, and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting principles would have been applied, resulting in a different presentation of the interim Condensed Consolidated Financial Statements. From time to time, the Company may re-evaluate its estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of the Company’s critical accounting policies is included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The Company has not made any material changes to these policies during the periods covered by this Quarterly Report on Form 10-Q.

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

Reconciliations

The following table provides a reconciliation of net income to FFO, Core FFO and AFFO for the three months ended March 31, 2022 and 2021 (presented in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Reconciliation from Net Income to Funds from Operations
Net income	$36,289	$30,278
Less Series A preferred stock dividends	1,859	—
Net income attributable to Operating Partnership common unitholders	34,430	30,278
Depreciation of rental real estate assets	19,470	15,292
Amortization of lease intangibles - in-place leases and leasing costs	8,924	6,050
Provision for impairment	1,015	—
(Gain) loss on sale or involuntary conversion of assets, net	(2,285)	(3,062)
Funds from Operations - Operating Partnership common unitholders	$61,554	$48,558

Amortization of above (below) market lease intangibles, net	8,178	4,756
Core Funds from Operations - Operating Partnership common unitholders	$69,732	$53,314

Straight-line accrued rent	(3,135)	(2,597)
Stock based compensation expense	1,635	1,364
Amortization of financing costs	788	268
Non-real estate depreciation	167	147
Adjusted Funds from Operations - Operating Partnership common unitholders	$69,187	$52,496

Funds from Operations per common share and partnership unit - diluted	$0.86	$0.77
Core Funds from Operations per common share and partnership unit - diluted	$0.97	$0.84
Adjusted Funds from Operations per common share and partnership unit - diluted	$0.97	$0.83

Weighted average shares and Operating Partnership common units outstanding
Basic	71,576,549	63,176,516
Diluted	71,683,722	63,287,979

Additional supplemental disclosure
Scheduled principal repayments	$208	$195
Capitalized interest	$112	$75
Capitalized building improvements	$1,100	$174

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal payments (presented in thousands) and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes.  Average interest rates shown reflect the impact of any swap agreements previously employed to fix interest rates.

	2022
	(remaining)	2023	2024	2025	2026	Thereafter	Total
Mortgage Notes Payable	$643	$29,167	$963	$1,026	$629	$—	$32,428
Average Interest Rate	6.27%	3.91%	6.27%	6.27%	6.27%

Revolving Credit Facility (1)	$—	$—	$—	$—	$320,000	$—	$320,000
Average Interest Rate					0.95%

Senior Unsecured Notes	$—	$—	$—	$50,000	$—	$1,460,000	$1,510,000
Average Interest Rate				4.16%		3.15%

(1)	The balloon payment balance includes the balance outstanding under the Revolving Credit Facility as of March 31, 2022. The Revolving Credit Facility matures in January 2026, with options to extend the maturity date by six months up to two times, for a maximum maturity of January 2027. The interest rate shown is the average rate incurred during the three months ended March 31, 2022.

The fair value is estimated to be $33.1 million and $1.45 billion for mortgage notes payable and senior unsecured notes, respectively, as of March 31, 2022. The fair value of the Revolving Credit Facility approximates its book value as it is variable rate debt.

The table above incorporates those exposures that exist as of March 31, 2022; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In May 2021 and July 2021, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $300 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending December 2022.  As of March 31, 2022, these interest rate swaps were valued as an asset of approximately $19.1 million.

The Company does not use derivative instruments for trading or other speculative purposes and the Company did not have any other derivative instruments or hedging activities as of March 31, 2022.

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

ITEM 1A.     Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

22	Subsidiary Guarantors of Agree Realty Corporation (incorporated by reference to Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer

*101

The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022 formatted in Inline iXBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

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
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: May 3, 2022