Form 10-Q
period 2022-06-30
AGREE REALTY CORP
filed 2022-08-02
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022, or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period fromto

Commission File Number 001-12928

AGREE REALTY CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	38-3148187
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
Organization)
70 E. Long Lake Road, Bloomfield Hills, Michigan	48304
(Address of principal executive offices)	(Zip Code)

(248) 737-4190

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	ADC	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 4.25% Series A Cumulative Redeemable Preferred Stock, $0.0001 par value	ADCPrA	New York Stock Exchange

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

As of August 1, 2022, the Registrant had 79,832,706 shares of common stock issued and outstanding.

AGREE REALTY CORPORATION

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

	June 30,	December 31,
	2022	2021
ASSETS
Real Estate Investments
Land	$1,762,244	$1,559,434
Buildings	3,560,694	3,034,391
Less accumulated depreciation	(274,323)	(233,862)
	5,048,615	4,359,963
Property under development	43,051	7,148
Net Real Estate Investments	5,091,666	4,367,111

Real Estate Held for Sale, net	—	5,676

Cash and Cash Equivalents	26,267	43,252

Cash Held in Escrows	840	1,998

Accounts Receivable - Tenants, net	61,406	53,442

Lease Intangibles, net of accumulated amortization of
$218,540 and $180,532 at June 30, 2022 and December 31, 2021, respectively	739,319	672,020

Other Assets, net	118,734	83,407

Total Assets	$6,038,232	$5,226,906

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

	June 30,	December 31,
	2022	2021
LIABILITIES
Mortgage Notes Payable, net	$71,824	$32,429

Senior Unsecured Notes, net	1,496,101	1,495,200

Unsecured Revolving Credit Facility	370,000	160,000

Dividends and Distributions Payable	19,385	16,881

Accounts Payable, Accrued Expenses, and Other Liabilities	70,338	70,005

Lease Intangibles, net of accumulated amortization of
$32,720 and $29,726 at June 30, 2022 and December 31, 2021, respectively	36,344	33,075

Total Liabilities	2,063,992	1,807,590

EQUITY
Preferred stock, $.0001 par value per share, 4,000,000 shares authorized, 7,000 shares Series A outstanding, at stated liquidation value of $25,000 per share, at June 30, 2022 and December 31, 2021	175,000	175,000
Common stock, $.0001 par value, 180,000,000 shares authorized, 79,842,743 and 71,285,311 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	8	7
Additional paid-in-capital	3,948,547	3,395,549
Dividends in excess of net income	(182,518)	(147,366)
Accumulated other comprehensive income (loss)	31,547	(5,503)

Total Equity - Agree Realty Corporation	3,972,584	3,417,687
Non-controlling interest	1,656	1,629
Total Equity	3,974,240	3,419,316

Total Liabilities and Equity	$6,038,232	$5,226,906

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues
Rental income	$104,793	$82,494	$203,105	$160,253
Other	83	52	113	121
Total Revenues	104,876	82,546	203,218	160,374

Operating Expenses
Real estate taxes	7,979	6,158	15,591	11,855
Property operating expenses	4,541	3,214	9,018	6,755
Land lease expense	407	389	809	736
General and administrative	7,651	6,241	15,272	13,118
Depreciation and amortization	31,950	23,188	60,510	44,676
Provision for impairment	—	—	1,015	—
Total Operating Expenses	52,528	39,190	102,215	77,140

Gain (loss) on sale of assets, net	17	6,767	2,326	9,712
Gain (loss) on involuntary conversion, net	(25)	(14)	(50)	103
Income from Operations	52,340	50,109	103,279	93,049

Other (Expense) Income
Interest expense, net	(15,512)	(12,549)	(29,442)	(24,202)
Income tax (expense) benefit	(698)	(485)	(1,418)	(1,494)
Loss on early extinguishment of term loans and settlement of related interest rate swaps	—	(14,614)	—	(14,614)
Net Income	36,130	22,461	72,419	52,739

Less net income attributable to non-controlling interest	157	114	333	280
Net income attributable to Agree Realty Corporation	35,973	22,347	72,086	52,459
Less Series A preferred stock dividends	1,859	—	3,718	—
Net Income Attributable to Common Stockholders	$34,114	$22,347	$68,368	$52,459

Net Income Per Share Attributable to Common Stockholders
Basic	$0.45	$0.34	$0.93	$0.82
Diluted	$0.45	$0.34	$0.93	$0.82

Other Comprehensive Income
Net income	$36,130	$22,461	$72,419	$52,739
Amortization of interest rate swaps	82	287	164	787
Change in fair value and settlement of interest rate swaps	16,481	2,230	37,062	27,376
Total comprehensive income (loss)	52,693	24,978	109,645	80,902
Less comprehensive income (loss) attributable to non-controlling interest	233	128	509	294

Comprehensive Income (Loss) Attributable to Agree Realty Corporation	$52,460	$24,850	$109,136	$80,608

Weighted Average Number of Common Shares Outstanding - Basic	75,037,920	64,835,984	73,145,097	63,838,070

Weighted Average Number of Common Shares Outstanding - Diluted	75,570,089	65,185,604	73,474,930	64,079,697

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

							Accumulated
						Dividends in	Other
	Preferred Stock		Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2021	7,000	$175,000	71,285,311	$7	$3,395,549	$(147,366)	$(5,503)	$1,629	$3,419,316
Issuance of common stock, net of issuance costs	—	—	3,791,964	1	250,683	—	—	—	250,684
Repurchase of common shares	—	—	(28,117)	—	(1,745)	—	—	—	(1,745)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	125,422	—	648	—	—	—	648
Stock-based compensation	—	—	—	—	1,635	—	—	—	1,635
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(49,653)	—	(237)	(49,890)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	20,563	100	20,663
Net income	—	1,859	—	—	—	34,254	—	176	36,289
Balance, March 31, 2022	7,000	$175,000	75,174,580	$8	$3,646,770	$(162,765)	$15,060	$1,668	$3,675,741
Issuance of common stock, net of issuance costs	—	—	4,667,850	—	300,110	—	—	—	300,110
Repurchase of common shares	—	—	(1,052)	—	(76)	—	—	—	(76)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	1,493	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(128)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,743	—	—	—	1,743
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(53,867)	—	(245)	(54,112)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	16,487	76	16,563
Net income	—	1,859	—	—	—	34,114	—	157	36,130
Balance, June 30, 2022	7,000	$175,000	79,842,743	$8	$3,948,547	$(182,518)	$31,547	$1,656	$3,974,240

Cash dividends declared per depositary share of Series A preferred stock:
For the three months ended March 31, 2022		$0.266
For the three months ended June 30, 2022		$0.266

Cash dividends declared per common share:
For the three months ended March 31, 2022				$0.681
For the three months ended June 30, 2022				$0.702

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

					Accumulated
				Dividends in	Other
	Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2020	60,021,483	$6	$2,652,090	$(91,343)	$(36,266)	$1,762	$2,526,249
Issuance of common stock, net of issuance costs	4,028,410	—	258,105	—	—	—	258,105
Repurchase of common shares	(27,594)	—	(1,780)	—	—	—	(1,780)
Issuance of restricted stock under the 2020 Omnibus Incentive Plan	128,066	—	298	—	—	—	298
Forfeiture of restricted stock	(4,587)	—	(92)	—	—	—	(92)
Stock-based compensation	—	—	1,293	—	—	—	1,293
Dividends and distributions declared for the period	—	—	—	(39,906)	—	(215)	(40,121)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	25,506	140	25,646
Net income	—	—	—	30,112	—	166	30,278
Balance, March 31, 2021	64,145,778	$6	$2,909,914	$(101,137)	$(10,760)	$1,853	$2,799,876
Issuance of common stock, net of issuance costs	4,764,450	1	336,875	—	—	—	336,876
Repurchase of common shares	—	—	—	—	—	—	—
Issuance of restricted stock under the 2020 Omnibus Incentive Plan	496	—	22	—	—	—	22
Forfeiture of restricted stock	(351)	—	—	—	—	—	—
Stock-based compensation	—	—	1,453	—	—	—	1,453
Dividends and distributions declared for the period	—	—	—	(42,829)	—	(225)	(43,054)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	2,503	14	2,517
Net income	—	—	—	22,347	—	114	22,461
Balance, June 30, 2021	68,910,373	$7	$3,248,264	$(121,619)	$(8,257)	$1,756	$3,120,151

Cash dividends declared per common share:
For the three months ended March 31, 2021		$0.621
For the three months ended June 30, 2021		$0.651

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities
Net income	$72,419	$52,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,510	44,676
Amortization from above (below) market lease intangibles, net	16,489	10,015
Amortization from financing costs, credit facility costs and debt discount	1,884	948
Stock-based compensation	3,378	2,974
Provision for impairment	1,015	—
Gain (loss) on settlement of interest rate swaps	—	16,748
(Gain) loss on sale of assets	(2,326)	(9,712)
Write-off of unamortized financing costs upon debt extinguishment	—	1,250
(Increase) decrease in accounts receivable	(7,794)	(9,381)
(Increase) decrease in other assets	(951)	2,113
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	5,465	5,576
Net Cash Provided by Operating Activities	150,089	117,946

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(799,166)	(741,353)
Development of real estate investments and other assets, net of reimbursements
(including capitalized interest of $262 in 2022 and $163 in 2021)	(46,105)	(28,748)
Payment of leasing costs	(203)	(296)
Net proceeds from sale of assets	23,924	35,377
Net Cash Used in Investing Activities	(821,550)	(735,020)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	550,794	594,980
Repurchase of common shares	(1,821)	(1,780)
Unsecured revolving credit facility borrowings	680,000	434,000
Unsecured revolving credit facility repayments	(470,000)	(526,000)
Payments of mortgage notes payable	(418)	(393)
Payments of unsecured term loans	—	(240,000)
Proceeds from senior unsecured notes	—	640,623
Payment of Series A preferred dividends	(3,718)	—
Payment of common stock dividends	(101,018)	(102,110)
Distributions to non-controlling interest	(478)	(582)
Payments for financing costs	(23)	(1,238)
Net Cash Provided by Financing Activities	653,318	797,500

Net Increase (Decrease) in Cash and Cash Equivalents and Cash Held in Escrow	(18,143)	180,426
Cash and cash equivalents and cash held in escrow, beginning of period	45,250	7,955
Cash and cash equivalents and cash held in escrow, end of period	$27,107	$188,381

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$28,502	$18,822
Cash paid for income tax	$2,335	$1,794

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Lease right of use assets added under new ground leases	$—	$6,302
Mortgage note payable assumed, net of $2,548 mortgage debt discount	$39,702	$—
Series A preferred dividends declared and unpaid	$620	$—
Common stock dividends and limited partners' distributions declared and unpaid	$18,765	$15,029
Change in accrual of development, construction and other real estate investment costs	$(341)	$(1,825)

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.6% common equity interest as of June 30, 2022. There is a one-for-one relationship between the limited partnership interests in the Operating Partnership (“Operating Partnership Common Units”) owned by the Company and shares of Company common stock outstanding.  The Company also owns a Series A preferred equity interest in the Operating Partnership.  This preferred equity interest corresponds on a one-for-one basis to the Company’s Series A Preferred Stock (see Note 6 – Common and Preferred Stock), providing guaranteed income and distributions to the Company equal to the dividends payable on that stock. Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the “Company,” “Management,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three and six months ended June 30, 2022 may not be indicative of the results that may be expected for the year ending December 31, 2022.  Amounts as of December 31, 2021 included in the Condensed Consolidated Financial Statements have been derived from the audited Consolidated Financial Statements as of that date. The unaudited Condensed Consolidated Financial Statements, included herein, should be read in conjunction with the audited Consolidated Financial Statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Form 10-K for the year ended December 31, 2021.

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, the Operating Partnership and its wholly owned subsidiaries. The Company, as the sole general partner, held 99.6% and 99.5% of the Operating Partnership’s common equity as of June 30, 2022 and December 31, 2021, as well as 100% of the Series A preferred equity interest.  All material intercompany accounts and transactions have been eliminated, including the Company’s Series A preferred equity interest in the Operating Partnership.

At June 30, 2022 and December 31, 2021, the non-controlling interest in the Operating Partnership consisted of a 0.4% and 0.5% ownership interest in the Operating Partnership held by the Company’s founder and chairman. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of common stock. The Company as sole general partner of the Operating Partnership has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all non-controlling Operating Partnership Common Units, there would have been 80,190,362 shares of common stock outstanding at June 30, 2022.

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

During the quarter ended June 30, 2022, the Company collected substantially all rent payments originally contracted for in the period. However, the extent to which the COVID-19 pandemic impacts our operations and those of our tenants will still depend on future developments which are uncertain, including the scope, severity and remaining duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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

Assets Held for Sale

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

The following schedule summarizes the Company’s amortization of lease intangibles for the three and six months ended June 30, 2022 and 2021 (presented in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Lease intangibles (in-place)	$10,407	$6,768	$19,203	$12,683
Lease intangibles (above-market)	9,846	6,843	19,483	13,244
Lease intangibles (below-market)	(1,535)	(1,584)	(2,994)	(3,229)
Total	$18,718	$12,027	$35,692	$22,698

The following schedule represents estimated future amortization of lease intangibles as of June 30, 2022 (presented in thousands):

	2022
Year Ending December 31,	(remaining)	2023	2024	2025	2026	Thereafter	Total
Lease intangibles (in-place)	$22,324	$42,613	$39,950	$37,562	$34,871	$169,852	$347,172
Lease intangibles (above-market)	19,901	37,609	33,557	31,223	29,524	240,333	392,147
Lease intangibles (below-market)	(3,228)	(5,839)	(5,168)	(4,732)	(4,353)	(13,024)	(36,344)
Total	$38,997	$74,383	$68,339	$64,053	$60,042	$397,161	$702,975

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

Cash and Cash Equivalents and Cash Held in Escrows

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of deposit and checking accounts.  Cash held in escrows primarily relates to proposed like-kind exchange transactions pursued under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and funds restricted through a mortgage agreement.  The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company had $25.5 million and $44.0 million in cash and cash equivalents and cash held in escrow as of June 30, 2022 and December 31, 2021, respectively, in excess of the FDIC insured limit.

Per the requirements of Accounting Standards Update (“ASU”) 2016-18 (Topic 230, Statement of Cash Flows) the following table provides a reconciliation of cash and cash equivalents and cash held in escrow, both as reported within the Condensed Consolidated Balance Sheets, to the total of the cash and cash equivalents and cash held in escrow as reported within the Condensed Consolidated Statements of Cash Flows (presented in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$26,267	$43,252
Cash held in escrow	840	1,998
Total of cash and cash equivalents and cash held in escrow	$27,107	$45,250

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

Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the Accounts Receivable - Tenants line item in the Condensed Consolidated Balance Sheets. The balance of straight-line rent receivables at June 30, 2022 and December 31, 2021 was $47.1 million and $40.9 million, respectively. To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce rental income.

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. The Company’s assessment has specifically included the impact of the COVID-19 pandemic and general economic conditions, which represents a material risk to collectability (see Significant Risks and Uncertainties above).  In the event that collectability with respect to any tenant changes, the Company recognizes an adjustment to rental revenue. The Company’s review of collectability of charges under its operating leases also includes any accrued rental revenue related to the straight-line method of reporting rental revenue.

As of June 30, 2022, the Company has three tenants where collection is no longer considered probable. For these tenants, the Company is recording rental income on a cash basis and has written off any outstanding receivables, including straight-line rent receivables. Adjustments to rental revenue related to potentially uncollectible charges under these tenant leases had an immaterial impact to Rental Income and Net Income for the three and six months ended June 30, 2022.

In addition to the tenant-specific collectability assessment performed, the Company also recognizes a general allowance, as a reduction to rental revenue, for its operating lease receivables which are not expected to be fully collectible based on the potential for settlement of arrears. As of June 30, 2022 and December 31, 2021, this allowance was $0.8 million.

The Company’s leases provide for reimbursement from tenants for common area maintenance, insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursement revenue is estimated each period and is recognized as rental revenue in the period the recoverable costs are incurred and accrued, and the related revenue is earned. The balance of unbilled operating cost reimbursement receivable at June 30, 2022 and December 31, 2021 was $9.7 million and $9.1 million, respectively.

The Company has adopted the practical expedient in FASB ASC Topic 842, Leases (“ASC 842”) that allows lessors to combine non-lease components with the lease components when the timing and patterns of transfer for the lease and non-lease components are the same and the lease is classified as an operating lease.  As a result, all rentals and reimbursements pursuant to tenant leases are reflected as one line, “Rental Income,” in the Condensed Consolidated Statement of Operations and Comprehensive Income.

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

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net earnings per share of common stock for each of the periods presented (presented in thousands, except for share data):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income attributable to Agree Realty Corporation	$35,973	$22,347	$72,086	$52,459
Less: Series A preferred stock dividends	(1,859)	—	(3,718)	—
Net income attributable to common stockholders	34,114	22,347	68,368	52,459
Less: Income attributable to unvested restricted shares	(103)	(71)	(207)	(175)
Net income used in basic and diluted earnings per share	$34,011	$22,276	$68,161	$52,284

Weighted average number of common shares outstanding	75,277,924	65,055,820	73,385,101	64,057,906
Less: Unvested restricted stock	(240,004)	(219,836)	(240,004)	(219,836)
Weighted average number of common shares outstanding used in basic earnings per share	75,037,920	64,835,984	73,145,097	63,838,070

Weighted average number of common shares outstanding used in basic earnings per share	75,037,920	64,835,984	73,145,097	63,838,070
Effect of dilutive securities:
Share-based compensation	92,177	98,202	85,345	91,413
2020 ATM Forward Equity Offerings	—	217,943	—	133,476
2021 ATM Forward Equity Offerings	40,752	33,475	20,867	16,738
December 2021 Forward Offering	311,848	—	179,925	—
May 2022 Forward Offering	87,392	—	43,696	—
Weighted average number of common shares outstanding used in diluted earnings per share	75,570,089	65,185,604	73,474,930	64,079,697

For the three months ended June 30, 2022, four shares of common stock related to at-the-market (“ATM”) forward equity offerings and 483 shares of restricted common stock (“restricted shares”) granted in 2020 and 2021 were anti-dilutive and were not included in the computation of diluted earnings per share.

For the six months ended June 30, 2022, 38,316 shares of common stock related to ATM forward equity offerings and 1,305 shares of restricted shares granted in 2020 and 2021were anti-dilutive and were not included in the computation of diluted earnings per share.

For the three months ended June 30, 2021, 1,440 shares of restricted common stock granted in 2020 were anti-dilutive and were not included in the computation of diluted earnings per share. There were no anti-dilutive shares of common stock related to the 2020 ATM forward equity offerings and the 2021 ATM forward equity offerings for the three months ended June 30, 2021.

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

Fair Values of Financial Instruments

The Company’s estimates of fair value of financial and non-financial assets and liabilities are based on the framework established in the fair value accounting guidance, ASC Topic 820 Fair Value Measurement (“ASC 820”). The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”).  The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets.  The amendments in ASU 2020-06 are effective for the Company for fiscal years beginning after December 15, 2021. The adoption of this guidance on January 1, 2022 did not have a material impact the Company’s financial statements.

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

Note 3 – Leases

Tenant Leases

The Company is primarily focused on the ownership, acquisition, development and management of retail properties leased to industry leading tenants.  As of June 30, 2022, the Company’s portfolio was approximately 99.6% leased and had a weighted average remaining lease term (excluding extension options) of approximately 9.0 years. A significant majority of its properties are leased to national tenants and approximately 67.5% of its annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners.

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

The following table includes information regarding contractual lease payments for the Company’s operating leases for which it is the lessor, for the three and six months ended June 30, 2022 and 2021 (presented in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total lease payments	$110,062	$84,842	$213,424	$165,042
Less: Operating cost reimbursements and percentage rents	11,770	8,569	23,684	17,544
Total non-variable lease payments	$98,292	$76,273	$189,740	$147,498

At June 30, 2022, future non-variable lease payments to be received from the Company’s operating leases for the remainder of 2022, the following four years, and thereafter are as follows (presented in thousands):

	2022
Year Ending December 31,	(remaining)	2023	2024	2025	2026	Thereafter	Total
Future non-variable lease payments	$202,598	$401,134	$389,803	$377,714	$359,604	$2,001,217	$3,732,070

Deferred Revenue

As of June 30, 2022 and December 31, 2021, there was $16.8 and $13.5 million respectively, in deferred revenues resulting from rents paid in advance.

Land Lease Obligations

The Company is the lessee under land lease agreements for certain of its properties. ASC 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases, whether qualifying as operating or finance.  As of June 30, 2022 and December 31, 2021, the Company had $59.4 million and $59.7 million, respectively, of right of use assets, net, recognized within Other Assets in the Condensed Consolidated Balance Sheets, while the corresponding lease obligations, net, of $23.8 million and $24.1 million, respectively, were recognized within Accounts Payable, Accrued Expenses, and Other Liabilities on the Condensed Consolidated Balance Sheets as of these dates.

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

Amortization of right of use assets for operating land leases is classified as land lease expense and was $0.4 million the three months ended June 30, 2022 and 2021 , and $0.8 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively. There was no amortization of right of use assets for finance land leases, as the underlying leased asset (land) has an infinite life.  Interest expense on finance land leases was less than $0.1 million during the three months ended June 30, 2022 and 2021 and $0.1 million for the six months ended June 30, 2022 and 2021.

In calculating its lease obligations under ground leases, the Company uses discount rates estimated to be equal to what it would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following tables include information on the Company’s land leases for which it is the lessee, for the three and six months ended June 30, 2022 and 2021. (presented in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating leases:
Operating cash outflows	$301	$267	$598	$534
Weighted-average remaining lease term - operating leases (years)	33.7	36.3	33.7	36.3

Finance leases:
Operating cash outflows	$64	$65	$128	$86
Financing cash outflows	$20	$19	$40	$54
Weighted-average remaining lease term - finance leases (years)	2.3	3.3	2.3	3.3

Supplemental Disclosure:
Right-of-use assets obtained in exchange for new lease liabilities	$—	$6,302	$—	$6,302
Right-of-use assets net change	$—	$6,302	$—	$6,302

The weighted-average discount rate used in computing operating and finance lease obligations approximated 4% at June 30, 2022 and 2021.

Maturity Analysis of Lease Liabilities for Operating Leases (presented in thousands)

	2022
Year Ending December 31,	(remaining)	2023	2024	2025	2026	Thereafter	Total
Lease payments	$598	$1,197	$1,197	$1,197	$1,195	$29,851	$35,235
Imputed interest	(363)	(711)	(690)	(669)	(647)	(14,491)	(17,571)
Total lease liabilities	$235	$486	$507	$528	$548	$15,360	$17,664

Maturity Analysis of Lease Liabilities for Finance Leases (presented in thousands)

	2022
Year Ending December 31,	(remaining)	2023	2024	2025	2026	Thereafter	Total
Lease payments	$168	$336	$6,252	$—	$—	$—	$6,756
Imputed interest	(127)	(252)	(207)	—	—	—	(586)
Total lease liabilities	$41	$84	$6,045	$—	$—	$—	$6,170

Note 4 – Real Estate Investments

Real Estate Portfolio

As of June 30, 2022, the Company owned 1,607 properties, with a total gross leasable area (“GLA”) of approximately 33.8 million square feet. Net Real Estate Investments totaled $5.1 billion as of June 30, 2022. As of December 31, 2021, the Company owned 1,404 properties, with a total GLA of approximately 29.1 million square feet. Net Real Estate Investments totaled $4.4 billion as of December 31, 2021.

Acquisitions

During the three months ended June 30, 2022, the Company purchased 99 retail net lease assets for approximately $423.7 million, which includes acquisition costs, closing costs and the assumption of a $42.3 million mortgage note. These properties are located in 33 states and are leased for a weighted average lease term of approximately 10.0 years.

During the six months ended June 30, 2022, the Company purchased 205 retail net lease assets for approximately $833.5 million, which includes acquisition costs, closing costs and the assumption of a $42.3 million mortgage note. These properties are located in 40 states and are leased for a weighted average lease term of approximately 9.6 years.

The aggregate acquisitions for the six months ended June 30, 2022 were allocated $205.7 million to land, $523.1 million to buildings and improvements, $102.2 million to lease intangibles, net and $2.5 million to assumed mortgage debt discount. The acquisitions were primarily funded as cash purchases and the assumption of a mortgage note payable with a principal balance of $42.3 million. There was no material contingent consideration associated with these acquisitions. None of the Company’s acquisitions during the first six months of 2022 caused any new or existing tenant to comprise 10% or more of its total assets or generate 10% or more of its total annualized contractual base rent at June 30, 2022.

Developments

During the three months ended June 30, 2022, the Company commenced five development or Partner Capital Solutions projects.  At June 30, 2022, the Company had 21 development or Partner Capital Solutions projects under construction.

During the six months ended June 30, 2022, the Company commenced 20 development or Partner Capital Solutions projects.

Dispositions

During the three months ended June 30, 2022, the Company sold four properties for net proceeds of $16.3 million and recorded a net gain of less than $0.1 million.

During the six months ended June 30, 2022, the Company sold five properties for net proceeds of $23.9 million and recorded a net gain of $2.3 million.

Assets Held for Sale

The Company did not classify any operating properties as real estate held for sale at June 30, 2022 and classified one operating property as real estate held for sale as of December 31, 2021, the assets for which are separately presented in the Condensed Consolidated Balance Sheets.

Real estate held for sale consisted of the following as of June 30, 2022 and December 31, 2021 (presented in thousands):

	June 30, 2022	December 31, 2021
Land	$—	$4,485
Lease intangibles - asset	—	1,213
	—	5,698
Accumulated depreciation and amortization, net	—	(22)
Total Real Estate Held for Sale, net	$—	$5,676

Provisions for Impairment

As a result of the Company’s review of real estate investments, it recognized no provisions for impairment for the three months ended June 30, 2022 and $1.0 million for the six months ended June 30, 2022. There was no impairment recognized during the three and six months ended June 30, 2021. The estimated fair value of the impaired real estate assets at their time of impairment during 2022 was $1.8 million.

Note 5 – Debt

As of June 30, 2022, the Company had total gross indebtedness of $2.0 billion, including (i) $74.5 million of mortgage notes payable; (ii) $1.51 billion of senior unsecured notes; and (iii) $370.0 million of borrowings outstanding under the Revolving Credit Facility (defined below) as of June 30, 2022.

Mortgage Notes Payable

As of June 30, 2022, the Company had total gross mortgage indebtedness of $74.5 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $113.8 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.85% as of June 30, 2022 and 4.16% as of December 31, 2021.

Mortgage notes payable consisted of the following (presented in thousands):

	June 30, 2022	December 31, 2021
Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 2023	$23,640	$23,640

Note payable in monthly installments of interest only at 5.01% per annum, with a balloon payment due September 2023	4,622	4,622

Note payable in monthly installments of $92 including interest at 6.27% per annum, with a final monthly payment due July 2026	3,955	4,373

Note payable in monthly installments of interest only at 3.63% per annum, with a balloon payment due December 2029	42,250	—

Total principal	74,467	32,635
Unamortized debt issuance costs and assumed debt discount	(2,643)	(206)
Total	$71,824	$32,429

In connection with a four-property acquisition during the three months ended June 30, 2022, the Company assumed an interest only, mortgage note payable with a principal balance of $42.3 million and stated interest rate of 3.63% maturing December 2029.  In connection with the purchase price allocation completed, the mortgage debt was fair valued as of the date of acquisition resulting in a $2.5 million debt discount that will be amortized over the term of the mortgage note payable into Interest Expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At June 30, 2022, there were no mortgage loans with partial recourse to the Company.

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

Unsecured Term Loan Facilities

In May 2021, the Company used the net proceeds from the offering of the 2028 Senior Unsecured Public Notes and the 2033 Senior Unsecured Public Notes (see Senior Unsecured Notes below) to repay all amounts outstanding under its unsecured term loans and settle the related swap agreements.  During the six months ended June 30, 2021, the Company incurred a charge of $14.6 million upon this repayment and settlement, including swap termination costs of $13.4 million and the write-off of previously unamortized debt issuance costs of $1.2 million.

Senior Unsecured Notes

The following table presents the senior unsecured notes balance net of unamortized debt issuance costs and original issue discount as of June 30, 2022, and December 31, 2021 (presented in thousands):

	June 30, 2022	December 31, 2021
2025 Senior Unsecured Notes	$50,000	$50,000
2027 Senior Unsecured Notes	50,000	50,000
2028 Senior Unsecured Public Notes	350,000	350,000
2028 Senior Unsecured Notes	60,000	60,000
2029 Senior Unsecured Notes	100,000	100,000
2030 Senior Unsecured Notes	125,000	125,000
2030 Senior Unsecured Public Notes	350,000	350,000
2031 Senior Unsecured Notes	125,000	125,000
2033 Senior Unsecured Public Notes	300,000	300,000
Total Principal	1,510,000	1,510,000
Unamortized debt issuance costs and original issue discount, net	(13,899)	(14,800)
Total	$1,496,101	$1,495,200

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

In August 2020, the Operating Partnership completed an underwritten public offering of $350 million aggregate principal amount of 2.900% Notes due 2030 (the “2030 Senior Unsecured Public Notes”). The 2030 Senior Unsecured Public Notes are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership.  The terms of the 2030 Senior Unsecured Public Notes are governed by an indenture, dated August 17, 2020, among the Operating Partnership, the Company and U.S. Bank National Association, as trustee (as amended and supplemented by an officer’s certificate dated August 17, 2020, the “2020 Indenture”). The 2020 Indenture contains various restrictive covenants, including limitations on the ability of the guarantors and the issuer to incur additional indebtedness and requirements to maintain a pool of unencumbered assets.  The Company terminated related swap agreements of $200 million that hedged the 2030 Senior Unsecured Public Notes, paying $23.4 million upon termination. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the $350 million aggregate principal amount of 2030 Senior Unsecured Public Notes is 3.49%.

In May 2021, the Operating Partnership completed an underwritten public offering of $350 million aggregate principal amount of 2.000% Notes due 2028 (the “2028 Senior Unsecured Public Notes”) and $300 million in aggregate principal amount of 2.600% Notes due 2033 (the “2033 Senior Unsecured Public Notes”).  The 2028 Senior Unsecured Public Notes and the 2033 Senior Unsecured Public Notes are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership.  The terms of the 2028 Senior Unsecured Public Notes and the 2033 Senior Unsecured Public Notes are governed by an indenture, dated August 17, 2020, among the Operating Partnership, the Company and U.S. Bank National Association, as trustee (as amended and supplemented by an officer’s certificate dated May 14, 2021, the “2021 Indenture”). The 2021 Indenture contains various restrictive covenants, including limitations on the ability of the guarantors and the Operating Partnership to incur additional indebtedness and requirements to maintain a pool of unencumbered assets.  The Company terminated related swap agreements of $300 million notional amount that hedged the 2033 Senior Unsecured Public Notes, receiving $16.7 million upon termination. Considering the effect of the terminated swap agreements, the blended all-in rates to the Company for the $350 million aggregate principal amount of the 2028 Senior Unsecured Public Notes and the $300 million aggregate principal amount of the 2033 Senior Unsecured Public Notes are 2.11% and 2.13%, respectively.

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

In December 2021, the Company entered into a Third Amended and Restated Revolving Credit Agreement which increased its senior unsecured revolving credit facility (the “Revolving Credit Facility”) to $1.0 billion. The Revolving Credit Facility includes an accordion option that allows the Company to request additional lender commitments up to a total of $1.75 billion. The Revolving Credit Facility will mature in January 2026 with Company options to extend the maturity date to January 2027.

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

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt as of June 30, 2022 (presented in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2022	$432	$—	$432
2023	905	28,262	29,167
2024	963	—	963
2025	1,026	50,000	51,026
2026 (1)	629	370,000	370,629
Thereafter	—	1,502,250	1,502,250
Total scheduled principal payments	$3,955	$1,950,512	$1,954,467
(1)

The Revolving Credit Facility matures in January 2026, with options to extend the maturity to January 2027. The Revolving Credit Facility had an outstanding balance of $370.0 million as of June 30, 2022.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum total leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of June 30, 2022, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of June 30, 2022.

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

In December 2021, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase additional 750,000 shares, in connection with forward sale agreements. The offering resulted in net proceeds to the Company of approximately $368.7 million after deducting fees and expenses and making certain other adjustments as provided in the forward sale agreement.

In May 2022, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 750,000 shares, in connection with forward sale agreements. Upon settlement, the offering is anticipated to raise net proceeds of approximately $388.0 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreements. As of June 30, 2022, the Company has not settled any shares of these May 2022 forward sale agreements.

Preferred Stock Offering

In September 2021, the Company completed an underwritten public offering of depositary shares (the “Depositary Shares”), each representing 1/1,000th of a share of Series A Preferred Stock, which resulted in net proceeds to the Company of approximately $170.3 million, after deducting the underwriting discounts and commissions and costs payable by the Company. At the closing, the Company issued 7,000 shares of Series A Preferred Stock (the “Series A Preferred Shares”) to the depositary, resulting in the issuance of 7,000,000 Depositary Shares. The Company contributed the net proceeds from the sale of the Depositary Shares to the Operating Partnership in exchange for 7,000 Series A Preferred Units corresponding to the number of shares of Series A Preferred Stock underlying the Depositary Shares.

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

2021 ATM Program

In February 2021, the Company entered into a $500.0 million ATM program (the “2021 ATM Program”) through which the Company, from time to time, may sell shares of common stock. In addition to selling shares of common stock, the Company has entered into forward sale agreements through the 2021 ATM Program, as described below.

As of June 30, 2022, the Company had entered into forward sale agreements to sell an aggregate of 4,011,176 shares of common stock. During 2022, the Company settled 2,709,814 of these forward sale agreements for net proceeds of approximately $182.4 million. The Company is required to settle the remaining outstanding shares of common stock under the 2021 ATM Program by various dates in May 2023.

Note 7 – Dividends and Distribution Payable

During the three months ended June 30, 2022, the Company declared monthly dividends of $0.234 per common share for April, May and June 2022. Holders of Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for April and May were paid during the quarter, while the June amounts were recorded as liabilities on the Condensed Consolidated Balance Sheets at June 30, 2022. The June dividends and distributions were paid on July 14, 2022.

During the three months ended June 30, 2022, the Company declared monthly dividends on the Series A Preferred Shares in the amount of $0.08854 per Depositary Share for April, May and June 2022.  The dividends payable for April and May were paid during the quarter, while the June dividend was recorded as a liability on the Condensed Consolidated Balance Sheet at June 30, 2022 and was paid on July 1, 2022.

Note 8 – Income Taxes

Uncertain Tax Positions

The Company is subject to the provisions of FASB ASC Topic 740-10 (“ASC 740-10”) and has analyzed its various federal and state filing positions. The Company believes that its income tax filing positions and deductions are documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740-10. The Company’s federal income tax returns are open for examination by taxing authorities for all tax years after December 31, 2018. The Company has elected to record related interest and penalties, if any, as income tax expense on the Consolidated Statements of Operations and Comprehensive Income. The Company has no material interest or penalties relating to income taxes recognized for the three and six months ended June 30, 2022 and 2021.

Income Tax Expense

The Company recognized total federal and state tax expense of approximately $0.7 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and approximately $1.4 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively. The income tax expense recorded in 2021 includes additional tax expense of approximately $0.5 million relating to the true-up of 2020 expense upon filing of the annual tax returns.

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

Hedges of 2022 Planned Debt Issuance

In May and July 2021, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $300 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending December 2022. As of June 30, 2022, these interest rate swaps were valued as an asset of approximately $35.6 million.

2021 Settlements - Hedging 2021 Debt Issuances

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

Recognition

The Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company recognizes its derivatives within Other Assets, net and Accounts Payable, Accrued Expenses and Other Liabilities on the Condensed Consolidated Balance Sheets.

The Company recognizes all changes in fair value for hedging instruments designated and qualifying for cash flow hedge accounting treatment as a component of Other Comprehensive Income (OCI).

Activity reported in accumulated OCI relate to (i) the change in fair value of forward-starting interest rate derivatives and (ii) realized gains or losses on settled derivative instruments. The realized gains or losses on settled derivative instruments are recognized as an adjustment to interest expense over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $0.3 million will be reclassified as an increase to interest expense.

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

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (presented in thousands, except number of instruments):

	Number of Instruments [1]		Notional [1]
	June 30,	December 31,	June 30,	December 31,
Interest Rate Derivatives	2022	2021	2022	2021
Interest rate swap	3	3	$300,000	$300,000

(1)	Number of Instruments and total Notional disclosed includes all interest rate swap agreements outstanding at the balance sheet date, including forward-starting swaps prior to their effective date.

The table below presents the estimated fair value of the Company’s derivative financial instruments, as well as their classification in the Condensed Consolidated Balance Sheets (presented in thousands).

	Asset Derivatives
	June 30, 2022	December 31, 2021
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Other Assets, net	$35,595	$1,868

	Liability Derivatives
	June 30, 2022	December 31, 2021
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Accounts Payable, Accrued Expenses, and Other Liabilities	$—	$3,335

The table below presents the effect of the Company’s derivative financial instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2022 and 2021 (presented in thousands).

			Location of Income/(Loss)	Amount of Income/(Loss)
	Amount of Income/(Loss) Recognized		Reclassified from Accumulated	Reclassified from
	in OCI on Derivative		OCI into Income	Accumulated OCI into Expense
Three Months Ended June 30,	2022	2021		2022	2021

Interest rate swaps	$16,481	$(11,600)	Interest expense	$82	$754

			Loss on extinguishment of debt and settlement of related hedges	$—	$13,363

			Location of Income/(Loss)	Amount of Income/(Loss)
	Amount of Income/(Loss) Recognized		Reclassified from Accumulated	Reclassified from Accumulated
	in OCI on Derivative		OCI into Income	OCI into Expense
Six Months Ended June 30,	2022	2021		2022	2021

Interest rate swaps	$37,062	$12,353	Interest expense	$164	$2,447

			Loss on extinguishment of debt and settlement of related hedges	$—	$13,363

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of June 30, 2022.

Credit-Risk-Related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of June 30, 2022, the fair value of derivatives in a net asset position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $35.7 million.

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the Condensed Consolidated Balance Sheets.

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of June 30, 2022 and December 31, 2021. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets (presented in thousands):

Offsetting of Derivative Assets as of June 30, 2022

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$35,595	$—	$35,595	$—	$—	$35,595

Offsetting of Derivative Liabilities as of June 30, 2022

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Assets as of December 31, 2021

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$1,868	$—	$1,868	$(1,679)	$—	$189

Offsetting of Derivative Liabilities as of December 31, 2021

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$3,335	$—	$3,335	$(1,679)	$—	$1,656

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	Total Fair Value	Level 2
June 30, 2022
Derivative assets - interest rate swaps	$35,595	$35,595
Derivative liabilities - interest rate swaps	$—	$—

December 31, 2021
Derivative assets - interest rate swaps	$1,868	$1,868
Derivative liabilities - interest rate swaps	$3,335	$3,335

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

The Company determined that the valuation of its Senior Unsecured Notes and Revolving Credit Facility are classified as Level 2 of the fair value hierarchy and its fixed rate mortgages are classified as Level 3 of the fair value hierarchy.  The Senior Unsecured Notes had carrying values of $1.50 billion as of June 30, 2022 and December 31, 2021 and had fair values of $1.35 billion and $1.57 billion, respectively. The Revolving Credit Facility’s fair value is estimated to be equal to the carrying values of $370.0 million and $160.0 million as of June 30, 2022 and December 31, 2021, respectively. The Mortgage Notes Payable had carrying values of $71.8 million and $32.4 million as of June 30, 2022 and December 31, 2021, respectively, and had fair values of $71.3 million and $33.9 million as of those dates.

Note 11 – Equity Incentive Plan

In May 2020, the Company’s stockholders approved the Agree Realty Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”), which replaced the Agree Realty Corporation 2014 Omnibus Equity Incentive Plan (the “2014 Plan”). The 2020 Plan provides for the award to employees, directors and consultants of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 700,000 shares of the Company’s common stock.  All subsequent awards of equity or equity rights will be granted under the 2020 Plan, and no further awards will be made under the 2014 Plan.  As of June 30, 2022, 327,092 shares of common stock were available for issuance under the 2020 Plan.

Restricted Stock - Employees

Restricted shares have been granted to certain employees.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The restricted shares vest over a five-year period based on continued service to the Company.

The Company estimates the fair value of restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis or amount vested, if greater, over the appropriate vesting period. The Company recognized expense relating to restricted share grants of $1.1 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively, and $2.1 million and $1.8 million for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, there was $11.4 million of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.7 years. The Company used 0% for the forfeiture rate for determining the fair value of restricted stock. The intrinsic value of restricted shares redeemed during each of the six months ended June 30, 2022 and 2021 was $1.8 million.

Restricted share activity is summarized as follows:

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2021	175	$64.90

Restricted stock granted	78	$62.72
Restricted stock vested	(56)	$60.92

Unvested restricted stock at June 30, 2022	197	$65.15

Performance Units and Shares

Performance units were granted to certain executive officers beginning in 2019, while performance shares were granted prior to 2019. Performance units or shares are subject to a three-year performance period, at the conclusion of which shares awarded are to be determined by the Company’s total shareholder return compared to the constituents of the MSCI US REIT Index and a defined peer group. 50% of the award is based upon the total shareholder return percentile rank versus the constituents in the MSCI US REIT index for the three-year performance period; and 50% of the award is based upon TSR percentile rank versus a specified net lease peer group for the three-year performance period. Vesting of the performance units and shares following their issuance will occur ratably over a three-year period, with the initial vesting occurring immediately following the conclusion of the performance period such that all units and shares vest within five years of the original award date.

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

The following assumptions were used when determining the grant date fair value:

	2022	2021	2020
Expected term (years)	2.9	2.9	2.9
Volatility	33.5%	33.9%	18.4%
Risk-free rate	1.8%	0.2%	1.3%

The Company recognized expense related to performance units and shares for which the three-year performance period has not yet been completed of $0.4 million for each the three months ended June 30, 2022 and 2021, and $0.7 million for each of the six months ended June 30, 2022 and 2021. As of June 30, 2022, there was $4.2 million of total unrecognized compensation costs related to performance units and shares for which the three-year performance period has not yet been completed, which is expected to be recognized over a weighted average period of 3.7 years.

The Company recognized expense related to performance units and shares for which the three-year performance period was completed of $0.1 million for each of the three months ended June 30, 2022 and 2021, and $0.2 million for each of the six months ended June 30, 2022 and 2021. As of June 30, 2022, there was $0.4 million of total unrecognized compensation costs related to performance units and shares for which the three-year performance period has been completed, which is expected to be recognized over a weighted average period of 1.2 years.

Performance unit and shares activity is summarized as follows:

	Target Number	Weighted Average
	of Awards	Grant Date
	(in thousands)	Fair Value
Performance units and shares at December 31, 2021 - three-year performance period to be completed	78	$63.35

Performance units granted	34	$68.59
Performance units and shares at June 30, 2022- three-year performance period completed	(27)	$65.66

Performance units and shares at June 30, 2022 - three-year performance period to be completed	85	$67.64

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Performance shares - three-year performance period completed but not yet vested at December 31, 2021	27	$55.29

Shares earned at completion of three-year performance period (1)	28	$65.66
Shares vested	(23)	$54.83

Performance shares - three-year performance period completed but not yet vested June 30, 2022	32	$57.90

(1)Performance shares granted in 2019 for which the three-year performance period was completed in 2022 paid out at the 106% performance level

Restricted Stock - Directors

During the six months ended June 30, 2022, 10,636 restricted shares were granted to independent members of the Company’s board of directors at a weighted average grant date fair value of $62.62 per share.

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

The Company estimates the fair value of board members’ restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the one-year vesting period. The Company recognized expense relating to restricted share grants to the board members of  $0.2 million for the three months ended June 30, 2022, and $0.3 million for the six months ended June 30, 2022.

As of June 30, 2022, there was $0.3 million of total unrecognized compensation costs related to the board members’ outstanding restricted shares, which is expected to be recognized over the remainder of 2022. The Company used 0% for the forfeiture rate for determining the fair value of this restricted stock.

Note 12 – Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

Note 13 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to June 30, 2022 through the date on which these financial statements were issued to determine whether any of these events required disclosure in the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors, however, is the adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Additional factors which may cause actual results to differ materially from current expectations include, but are not limited to: the factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; global and national economic conditions and changes in general economic, financial and real estate market conditions; the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies; the Company’s concentration with certain tenants and in certain markets, which may make the Company more susceptible to adverse events; changes in the Company’s business strategy; risks that the Company’s acquisition and development projects will fail to perform as expected; adverse changes and disruption in the retail sector and the financing stability of the Company’s tenants, which could impact tenants’ ability to pay rent and expense reimbursement; the Company’s ability to pay dividends; risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; loss of key management personnel; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; the Company’s ability to renew or re-lease space as leases expire; limitations in the Company’s tenants’ leases on real estate tax, insurance and operating cost reimbursement obligations; loss or bankruptcy of one or more of the Company’s major tenants, and bankruptcy laws that may limit the Company’s remedies if a tenant becomes bankrupt and rejects its leases; potential liability for environmental contamination, which could result in substantial costs; the Company’s level of indebtedness, which could reduce funds available for other business purposes and reduce the Company’s operational flexibility; covenants in the Company’s credit agreements and unsecured notes, which could limit our flexibility and adversely affect our financial condition; credit market developments that may reduce availability under our revolving credit facility; further increase in market interest rates which could raise the Company’s interest costs on existing and future debt; a decrease in interest rates, which may lead to additional competition for the acquisition of real estate or adversely affect the Company’s results of operations; the Company’s hedging strategies, which may not be successful in mitigating the Company’s risks associated with interest rates; legislative or regulatory changes, including changes to laws governing real estate investment trusts (“REITs”); the Company’s ability to maintain its qualification as a REIT for federal income tax purposes and the limitations imposed on its business by its status as a REIT; and the Company’s failure to qualify as a REIT for federal income tax purposes, which could adversely affect the Company’s operations and ability to make distributions.

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994.  The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership, of which the Company is the sole general partner in which it held a 99.6% common interest as of June 30, 2022. Refer to Note 1- Organization in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for further information on the ownership structure. Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

As of June 30, 2022, the Company’s portfolio consisted of 1,607 properties located in 48 states and totaling approximately 33.8 million square feet of GLA. The portfolio was approximately 99.6% leased and had a weighted average remaining lease term of approximately 9.0 years. A significant majority of the Company’s properties are leased to national tenants and approximately 67.5% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings (acting through Standard & Poor’s Financial Services, LLC), Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

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

Results of Operations

Overall

The Company’s real estate investment portfolio grew from approximately $3.9 billion in gross investment amount representing 1,262 properties with 26.1 million square feet of GLA as of June 30, 2021 to approximately $5.1 billion in gross investment amount representing 1,607 properties with 33.8 million square feet of GLA at June 30, 2022. The Company’s real estate investments were made throughout and between the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2022 on acquisitions that were made during 2021. Similarly, the full rental income impact of acquisitions made during 2022 to-date will not be seen until the remainder of 2022 and 2023.

Acquisitions

During the three months ended June 30, 2022, the Company acquired 99 retail net lease assets for approximately $423.7 million, which includes acquisition and closing costs and the assumption of a $42.3 million mortgage note. These properties are located in 33 states and are leased to 34 different tenants operating in 21 diverse retail sectors for a weighted average lease term of approximately 10.0 years. The underwritten weighted-average capitalization rate on the Company’s acquisitions during the six months ended June 30, 2022 was approximately 6.2%.1

During the six months ended June 30, 2022, the Company acquired 205 retail net lease assets for approximately $833.5 million, which includes acquisition and closing costs and the assumption of a $42.3 million mortgage note. These properties are located in 40 states and are leased to 57 different tenants operating in 25 diverse retail sectors for a weighted average lease term of approximately 9.6 years. The underwritten weighted-average capitalization rate on the Company’s acquisitions during the six months ended June 30, 2022 was approximately 6.1%.1

Dispositions

During the three months ended June 30, 2022, the Company sold four properties for net proceeds of $16.3 million and recorded a net gain of less than $0.1 million. During the six months ended June 30, 2022, the Company sold five properties for net proceeds of $23.9 million and recorded a net gain of $2.3 million. The capitalization rate on the Company’s  dispositions during the six months ended June 30, 2022 was approximately 6.0%.1

Development and Partner Capital Solutions

During the three months ended June 30, 2022, the Company commenced five development or Partner Capital Solutions projects.  At June 30, 2022, the Company had 21 development or Partner Capital Solutions projects under construction. During the six months ended June 30, 2022, the Company completed two development or Partner Capital Solutions projects.

Comparison of Three Months Ended June 30, 2022 to Three Months Ended June 30, 2021

	Three Months Ended		Variance
	June 30, 2022	June 30, 2021	(in dollars)	(percentage)
Rental Income	$104,793	$82,494	$22,299	27%
Real Estate Tax Expense	$7,979	$6,158	$1,821	30%
Property Operating Expense	$4,541	$3,214	$1,327	41%
Depreciation and Amortization Expense	$31,950	$23,188	$8,762	38%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisitions and the ownership of an increased number of properties during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, as further described under Results of Operations - Overall above.

General and administrative expenses increased $1.5 million, or 23%, to $7.7 million for the three months ended June 30, 2022, compared to $6.2 million for the three months ended June 30, 2021. The increase was primarily the result of increased employee headcount and increased compensation costs. General and administrative expenses as a percentage of total revenue decreased to 7.3% in the second quarter of 2022 from 7.6% in the second quarter of 2021.

1 When used within this discussion, “weighted-average capitalization rate” for acquisitions and dispositions is defined by the Company as the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the purchase and sales prices.

Interest expense increased $3.0 million, or 24%, to $15.5 million for the three months ended June 30, 2022, compared to $12.5 million for the three months ended June 30, 2021. The increase in interest expense was primarily a result of higher levels of borrowings in the second quarter of 2022 in comparison to the second quarter of 2021. Borrowings increased in order to finance the acquisition and development of additional properties.

Gain on sale of assets decreased $6.8 million, or nearly 100%, to less than $0.1 million for the three months ended June 30, 2022, compared to $6.8 million for the three months ended June 30, 2021.  Gains on sales of assets are dependent on levels of disposition activity and the assets’ bases relative to their sales prices.  As a result, such gains are not necessarily comparable period-to-period.

Income tax expense increased $0.2 million, or 44%, to $0.7 million for the three months ended June 30, 2022, compared to $0.5 million for the three months ended June 30, 2021. The increase in income tax expense was primarily due to the acquisition and the ownership of additional properties during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

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

Net income increased $13.6 million, or 61%, to $36.1 million for the three months ended June 30, 2022, compared to $22.5 million for the three months ended June 30, 2021.  The change was the result of the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders increased $11.8 million, or 53% to $34.1 million for the three months ended June 30, 2022, compared to $22.3 million for the three months ended June 30, 2021.  The allocation of income to the preferred stockholders began upon the September 2021 issuance of the Series A Preferred Stock – see Liquidity and Capital Resources - Equity below.

Comparison of Six Months Ended June 30, 2022 to Six Months Ended June 30, 2021

	Six Months Ended		Variance
	June 30, 2022	June 30, 2021	(in dollars)	(percentage)
Rental Income	$203,105	$160,253	$42,852	27%
Real Estate Tax Expense	$15,591	$11,855	$3,736	32%
Property Operating Expense	$9,018	$6,755	$2,263	34%
Depreciation and Amortization Expense	$60,510	$44,676	$15,834	35%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisitions and the ownership of an increased number of properties during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, as further described under Results of Operations - Overall above.

General and administrative expenses increased $2.2 million, or 16%, to $15.3 million for the six months ended June 30, 2022, compared to $13.1 million for the six months ended June 30, 2021. The increase was primarily the result of increased employee headcount and increased compensation costs. General and administrative expenses as a percentage of total revenue decreased to 7.5% in the first half of 2022 from 8.2% in the first half of 2021.

Interest expense increased $5.2 million, or 22%, to $29.4 million for the six months ended June 30, 2022, compared to $24.2 million for the six months ended June 30, 2021. The increase in interest expense was primarily a result of higher levels of borrowings in the first half of 2022 in comparison to the first half of 2021. Borrowings increased in order to finance the acquisition and development of additional properties.

Gain on sale of assets decreased $7.4 million, or 76%, to $2.3 million for the six months ended June 30, 2022, compared to $9.7 million for the six months ended June 30, 2021.  Gains on sales of assets are dependent on levels of disposition activity and the assets’ bases relative to their sales prices.  As a result, such gains are not necessarily comparable period-to-period.

Income tax expense decreased $0.1 million, or 5%, to $1.4 million for the six months ended June 30, 2022, compared to $1.5 million for the six months ended June 30, 2021. The decrease in income tax expense was primarily due to additional tax expense of approximately $0.5 million, relating to the true-up of 2020 expense upon filing of the annual tax returns that was recognized in the first six months of 2021 partially offset by an increase in income tax expense in 2022 due to the acquisitions and the ownership of an increased number of properties during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

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

Net income increased $19.7 million, or 37%, to $72.4 million for the six months ended June 30, 2022, compared to $52.7 million for the six months ended June 30, 2021.  The change was the result of the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders increased $15.9 million, or 30% to $68.4 million for the six months ended June 30, 2022, compared to $52.5 million for the six months ended June 30, 2021.  The allocation of income to the preferred stockholders began upon the September 2021 issuance of the Series A Preferred Stock – see Liquidity and Capital Resources - Equity below.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of real estate taxes, property operating expenses, payment of principal and interest on its outstanding indebtedness, dividends and distributions to its stockholders and holders of the units of the Operating Partnership (the “Operating Partnership Common Units”), and future property acquisitions and development.

The Company expects to meet its short-term liquidity requirements through cash provided from operations and borrowings under its Revolving Credit Facility.  As of June 30, 2022, available cash and cash equivalents, including cash held in escrow, was $27.1 million. As of June 30, 2022, the Company had $370.0 million outstanding on its revolving credit facility and $630.0 million was available for future borrowings, subject to its compliance with covenants. The Company anticipates funding its long-term capital needs through cash provided from operations, borrowings under its Revolving Credit Facility, and the issuance of debt and common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs is uncertain and cannot be predicted. In addition, it could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part I, Item 1A titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and in the other reports the Company has filed with the Securities and Exchange Commission (“SEC’).

The full impact of the COVID-19 pandemic on the Company’s rental revenue and, as a result, future cash from operations cannot be determined at present.

Capitalization

As of June 30, 2022, the Company’s total enterprise value was approximately $7.9 billion. Total enterprise value consisted of $5.8 billion of common equity (based on the June 30, 2022 closing price of Company’s common stock on the NYSE of $72.13 per common share and assuming the conversion of Operating Partnership Common Units), $175.0 million of preferred equity (stated at liquidation value) and $1.9 billion of total debt including (i) $370.0 million of borrowings under its revolving credit facility; (ii) $1.5 billion of senior unsecured notes; (iii) $74.5 million of mortgage notes payable, less (iv) cash and cash equivalents and cash held in escrow of $27.1 million. The Company’s total debt to enterprise value was 24.8% at June 30, 2022.

At June 30, 2022, the non-controlling interest in the Operating Partnership consisted of a 0.4% common ownership interest in the Operating Partnership. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of Company common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all Operating Partnership Common Units, there would have been 80,190,362 shares of common stock outstanding at June 30, 2022.

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

In December 2021, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase additional 750,000 shares, in connection with forward sale agreements. The offering resulted in net proceeds to the Company of approximately $368.7 million after deducting fees and expenses and making certain other adjustments as provided in the forward sale agreements.

In May 2022, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase additional 750,000 shares, in connection with forward sale agreements. Upon settlement, the offering is anticipated to raise net proceeds of approximately $388.0 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreements. As of June 30, 2022, the Company has not settled any shares of these May 2022 forward sale agreements.

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

ATM Programs

In February 2021, the Company entered into a $500.0 million ATM program (the “2021 ATM Program”) through which the Company, from time to time, may sell shares of common stock and/or enter into forward sale agreements. In addition to selling shares of common stock, the Company has entered into forward sale agreements through the 2021 ATM Program, as described below.

As of June 30, 2022, the Company had entered into forward sale agreements to sell an aggregate of 4,011,176 shares of common stock. During 2022, the Company has settled 2,709,814 of these forward sale agreements for net proceeds of approximately $182.4 million. The Company is required to settle the remaining outstanding shares of common stock under the 2021 ATM Program by various dates in May 2023.

After considering the 4,011,176 shares of common stock subject to forward sale agreements issued under the 2021 ATM Program, the Company had approximately $220.5 million of availability remaining under the 2021 ATM Program as of June 30, 2022.

Debt

The below table summarizes the Company’s outstanding debt as of June 30, 2022 and December 31, 2021 (presented in thousands):

	All-in		Principal Amount Outstanding
Senior Unsecured Revolving Credit Facility	Interest Rate	Maturity	June 30, 2022	December 31, 2021
Revolving Credit Facility (1)	2.56%	January 2026	$370,000	$160,000
Total Credit Facility			$370,000	$160,000

Senior Unsecured Notes
2025 Senior Unsecured Notes	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes (2)	2.11%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes (2)	3.49%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	October 2031	125,000	125,000
2033 Senior Unsecured Public Notes (2)	2.13%	June 2033	300,000	300,000
Total Senior Unsecured Notes			$1,510,000	$1,510,000

Mortgage Notes Payable
CMBS Portfolio Loan	3.60%	January 2023	$23,640	$23,640
Single Asset Mortgage Loan	5.01%	September 2023	4,622	4,622
Portfolio Credit Tenant Lease	6.27%	July 2026	3,955	4,373
Four Asset Mortgage Loan	3.63%	December 2029	42,250	—
Total Mortgage Notes Payable			$74,467	$32,635

Total Principal Amount Outstanding			$1,954,467	$1,702,635
(1)	The annual interest rate of the Revolving Credit Facility (defined below) assumes one-month LIBOR as of June 30, 2022 of 1.79%.
(2)	The principal amounts outstanding for the 2028 Senior Unsecured Public Notes, the 2030 Senior Unsecured Public Notes, and the 2033 Senior Unsecured Public Notes are presented excluding their original issue discounts.

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

In August 2020, the Operating Partnership completed an underwritten public offering of $350 million in aggregate principal amount of 2.900% Senior Unsecured Public Notes due 2030 (the “2030 Senior Unsecured Public Notes”). The 2030 Senior Unsecured Public Notes are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership. The terms of the 2030 Senior Unsecured Public Notes are governed by an indenture, dated August 17, 2020, among the Operating Partnership, the Company and U.S. Bank National Association, as trustee (as amended and supplemented by an officer’s certificate dated August 17, 2020, the “2020 Indenture”). The 2020 Indenture contains various restrictive covenants, including limitations on the ability of the guarantors and the issuer to incur additional indebtedness and requirements to maintain a pool of unencumbered assets. The Company terminated related swap agreements of $200 million that hedged the 2030 Senior Unsecured Public Notes, paying $23.4 million upon termination. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the $350 million aggregate principal amount of 2030 Senior Unsecured Notes is 3.49%.

In May 2021, the Operating Partnership completed an underwritten public offering of $350 million aggregate principal amount of its 2.000% Notes due 2028 (the “2028 Senior Unsecured Public Notes”) and $300 million in aggregate principal amount of 2.600% Notes due 2033 (the “2033 Senior Unsecured Public Notes”).  The 2028 Senior Unsecured Public Notes and the 2033 Senior Unsecured Public Notes are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership.  The terms of the 2028 Senior Unsecured Public Notes and the 2033 Senior Unsecured Public Notes are governed by an indenture, dated August 17, 2020, among the Operating Partnership, the Company and U.S. Bank National Association, as trustee (as amended and supplemented by an officer’s certificate dated May 14, 2021, the “2021 Indenture”). The 2021 Indenture contains various restrictive covenants, including limitations on the ability of the guarantors and the issuer to incur additional indebtedness and requirements to maintain a pool of unencumbered assets.  The Company terminated related swap agreements of $300 million that hedged the 2033 Senior Unsecured Public Notes, receiving $16.7 million upon termination. Considering the effect of the terminated swap agreements, the blended all-in rates to the Company for the $350 million aggregate principal amount of the 2028 Senior Unsecured Public Notes and the $300 million aggregate principal amount of the 2033 Senior Unsecured Public Notes are 2.11% and 2.13%, respectively.

Mortgage Notes Payable

As of June 30, 2022, the Company had total gross mortgage indebtedness of $74.5 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $113.8 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.85% as of June 30, 2022 and 4.16% as of December 31, 2021.

In connection with a four-property acquisition completed during the three months ended June 30, 2022, the Company assumed an interest only, mortgage note payable with a principal balance of $42.3 million, stated interest rate of 3.63% and matures December 2029.  As part of the purchase price allocation completed, the mortgage debt was fair valued as of the date of acquisition resulting in a $2.5 million debt discount.

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

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of June 30, 2022, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of June 30, 2022.

Cash Flows

Operating - Most of the Company’s cash from operations is generated by rental income from its investment portfolio.  Net cash provided by operating activities for the six months ended June 30, 2022 increased by $32.1 million over the same period in 2021, primarily due to the increase in the size of the Company’s real estate investment portfolio.

Investing - Net cash used in investing activities was $86.5 million higher during the six months ended June 30, 2022, compared to the same period in 2021.  Acquisitions of properties during the first six months of 2022 were $57.8 million higher than the same period in 2021, due to overall increases in the level of acquisition activity.  Development costs during the six months ended June 30, 2022 were $17.4 million higher than the same period in 2021, due to the increased number of development projects ongoing in the first half of 2022 as compared to the first half of 2021.  Proceeds from asset sales decreased by $11.5 million during the six months ended June 30, 2022 compared to the same period in 2021. Proceeds from asset sales are dependent on levels of disposition activity and the specific assets sold. Proceeds from asset sales are not necessarily comparable period-to-period.

Financing - Net cash provided by financing activities decreased by $144.2 million during the six months ended June 30, 2022, compared to the same period in 2021.  Net proceeds from the issuance of common stock decreased by $44.2 million during the six months ended June 30, 2022, compared to the same period in 2021.  Net borrowings on the Revolving Credit Facility increased by $302.0 million during the six months ended June 30, 2022, compared to the same period in 2021. Net proceeds from the issuance of senior unsecured notes decreased by $640.1 million during the six months ended June 30, 2022, compared to the same period in 2021, due to the issuance of senior unsecured notes in the first half of 2021 primarily to fund acquisition volume and pay off $240.0 million in unsecured term loans in 2021.  Total dividends and distributions paid to its common and preferred stockholders and non-controlling owners increased by $2.5 million during the first half of 2022, compared to the same period in 2021, due to the issuance of preferred stock in September 2021, partially offset by the change from a quarterly dividend to a monthly dividend beginning in 2021. The Company distributed $3.7 million to preferred shareholders in the first half of 2022 while no such distributions were made, as no preferred shares were outstanding, in the first half of 2021. In addition, dividends paid during the six month period ended June 30, 2022 included the monthly dividends declared in December 2021 through May 2022. Dividends paid during the six month period ended June 30, 2021 included the quarterly dividend declared in December 2020 and the monthly dividend declared in January 2021 through May 2021. The Company’s annualized common stock dividend during the second quarter of 2022 is $2.807 per common share, a 7.8% increase over the annualized $2.604 per common share declared in the second quarter of 2021.

Material Cash Requirements

In conducting our business, the Company enters into contractual obligations, including those for debt and operating leases for land.

Detail on these obligations as of June 30, 2022, including expected settlement periods, is contained below (presented in thousands):

	2022
	(remaining)	2023	2024	2025	2026	Thereafter	Total
Mortgage Notes Payable	$432	$29,167	$963	$1,026	$629	$42,250	$74,467
Revolving Credit Facility (1)	—	—	—	—	370,000	—	370,000
Senior Unsecured Notes	—	—	—	50,000	—	1,460,000	1,510,000
Land Lease Obligations	766	1,533	7,449	1,197	1,195	29,851	41,991
Estimated Interest Payments on Outstanding Debt	31,272	55,800	55,516	54,236	47,729	165,720	410,273
Total	$32,470	$86,500	$63,928	$106,459	$419,553	$1,697,821	$2,406,731

(1)	The balloon payment balance represents the balance outstanding under the Revolving Credit Facility as of June 30, 2022. The Revolving Credit Facility matures in January 2026, with options to extend the maturity to extend its maturity date by six months up to two times, for a maximum maturity of January 2027.

In addition to items reflected in the table above, the Company has issued preferred stock with cumulative cash dividends, as described under Equity – Preferred Stock Offering above.

During the second quarter 2022 the Company had 23 development or Partner Capital Solutions projects completed or under construction, for which 21 remain under construction as of June 30, 2022. Anticipated total costs for the 21 projects are approximately $68.0 million. These construction commitments will be funded using cash provided from operations, current capital resources on hand, and/or other sources of funding available to the Company.

The Company’s recurring obligations under its tenant leases for maintenance, taxes, and/or insurance will also be funded through the cash sources available to the Company described earlier.

Dividends

During the quarter ended June 30, 2022, the Company declared monthly dividends of $0.234 per common share for April, May and June 2022. The holder of the Operating Partnership Common Units is entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for April and May were paid during the quarter. The June dividends and distributions were recorded as a liability on the Condensed Consolidated Balance Sheet at June 30, 2022, and were paid on July14, 2022.

During the quarter ended June 30, 2022, the Company declared monthly dividends on the Series A Preferred Shares for April, May and June 2022.  The June dividend was recorded as a liability on the Condensed  Consolidated Balance Sheet at June 30, 2022, and was paid on July 1, 2022.

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

Core Funds from Operations (“Core FFO”)

The Company defines Core FFO as Nareit FFO with the addback of (i) noncash amortization of acquisition purchase price related to above- and below- market lease intangibles and discount on assumed mortgage debt and (ii) certain infrequently occurring items that reduce or increase net income in accordance with GAAP. Management believes that its measure of Core FFO facilitates useful comparison of performance to its peers who predominantly transact in sale-leaseback transactions and are thereby not required by GAAP to allocate purchase price to lease intangibles.  Unlike many of its peers, the Company has acquired the substantial majority of its net-leased properties through acquisitions of properties from third parties or in connection with the acquisitions of ground leases from third parties.

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

Reconciliations

The following table provides a reconciliation of net income to FFO, Core FFO and AFFO for the three and six months ended June 30, 2022 and 2021 (presented in thousands):

2022
	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Reconciliation from Net Income to Funds from Operations
Net income	$36,130	$22,461	$72,419	$52,739
Less Series A preferred stock dividends	1,859	—	3,718	—
Net income attributable to Operating Partnership common unitholders	34,271	22,461	68,701	52,739
Depreciation of rental real estate assets	21,299	16,127	40,768	31,419
Amortization of lease intangibles - in-place leases and leasing costs	10,550	6,905	19,472	12,955
Provision for impairment	—	—	1,015	—
(Gain) loss on sale or involuntary conversion of assets, net	8	(6,753)	(2,276)	(9,815)
Funds from Operations - Operating Partnership common unitholders	$66,128	$38,740	$127,680	$87,298

Loss on extinguishment of debt and settlement of related hedges	—	14,614	—	14,614
Amortization of above (below) market lease intangibles, net and assumed mortgage debt discount	8,369	5,260	16,547	10,015
Core Funds from Operations - Operating Partnership common unitholders	$74,497	$58,614	$144,227	$111,927

Straight-line accrued rent	(3,095)	(2,967)	(6,230)	(5,564)
Stock based compensation expense	1,743	1,617	3,378	2,981
Amortization of financing costs	492	221	1,281	489
Non-real estate depreciation	101	156	268	302
Adjusted Funds from Operations - Operating Partnership common unitholders	$73,738	$57,641	$142,924	$110,135

Funds from Operations per common share and partnership unit - diluted	$0.87	$0.59	$1.73	$1.35
Core Funds from Operations per common share and partnership unit - diluted	$0.98	$0.89	$1.95	$1.74
Adjusted Funds from Operations per common share and partnership unit - diluted	$0.97	$0.88	$1.94	$1.71

Weighted average shares and Operating Partnership common units outstanding
Basic	75,385,539	65,183,603	73,492,716	64,185,689
Diluted	75,917,708	65,533,223	73,822,549	64,427,316

Additional supplemental disclosure
Scheduled principal repayments	$211	$198	$418	$393
Capitalized interest	$150	$88	$262	$163
Capitalized building improvements	$2,743	$2,280	$3,843	$2,454

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

	2022
	(remaining)	2023	2024	2025	2026	Thereafter	Total
Mortgage Notes Payable	$432	$29,167	$963	$1,026	$629	$42,250	$74,467
Average Interest Rate	6.27%	3.91%	6.27%	6.27%	6.27%	3.63%

Revolving Credit Facility (1)	$—	$—	$—	$—	$370,000	$—	$370,000
Average Interest Rate					1.57%

Senior Unsecured Notes	$—	$—	$—	$50,000	$—	$1,460,000	$1,510,000
Average Interest Rate				4.16%		3.15%

(1)	The balloon payment balance includes the balance outstanding under the Revolving Credit Facility as of June 30, 2022. The Revolving Credit Facility matures in January 2026, with options to extend the maturity date by six months up to two times, for a maximum maturity of January 2027. The interest rate shown is the average rate incurred during the six months ended June 30, 2022.

The fair value is estimated to be $71.3 million and $1.35 billion for mortgage notes payable and senior unsecured notes, respectively, as of June 30, 2022. The fair value of the Revolving Credit Facility approximates its book value as it is variable rate debt.

The table above incorporates those exposures that exist as of June 30, 2022; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform. The Company could incur significant costs associated with the settlement of the agreements, the agreements may be unenforceable or the underlying transactions fail to qualify as highly effective cash flow hedges under GAAP guidance.

In May 2021 and July 2021, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $300 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending December 2022.  As of June 30, 2022, these interest rate swaps were valued as an asset of approximately $35.6 million.

The Company does not use derivative instruments for trading or other speculative purposes and the Company did not have any other derivative instruments or hedging activities as of June 30, 2022.

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

3.2	Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 6, 2015).

3.3	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 3, 2016).

3.4	Articles Supplementary of the Company, dated February 26, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 28, 2019).

3.5	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 25, 2019).

3.6	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 10, 2021).

3.7	Articles Supplementary of the Company, dated September 13, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 13, 2021).

3.8	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 9, 2013).

3.9

First Amendment to Amended and Restated Bylaws of Agree Realty Corporation, effective February 26, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 28, 2019).

22	Subsidiary Guarantors of Agree Realty Corporation (incorporated by reference to Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer

**32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

**32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer

*101

The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2022 formatted in Inline iXBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

*104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

** Documents are furnished not filed.

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

Date: August 2, 2022