Form 10-Q
period 2022-09-30
AGREE REALTY CORP
filed 2022-11-01
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022, or

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

As of October 31, 2022, the Registrant had 88,573,248 shares of common stock issued and outstanding.

AGREE REALTY CORPORATION

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Real Estate Investments
Land	$1,841,259	$1,559,434
Buildings	3,795,181	3,034,391
Less accumulated depreciation	(296,304)	(233,862)
	5,340,136	4,359,963
Property under development	50,685	7,148
Net Real Estate Investments	5,390,821	4,367,111

Real Estate Held for Sale, net	—	5,676

Cash and Cash Equivalents	250,487	43,252

Cash Held in Escrows	1,027	1,998

Accounts Receivable - Tenants, net	68,697	53,442

Lease Intangibles, net of accumulated amortization of
$240,244 and $180,532 at September 30, 2022 and December 31, 2021, respectively	763,458	672,020

Other Assets, net	81,611	83,407

Total Assets	$6,556,101	$5,226,906

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

	September 30,	December 31,
	2022	2021
LIABILITIES
Mortgage Notes Payable, net	$71,721	$32,429

Senior Unsecured Notes, net	1,791,492	1,495,200

Unsecured Revolving Credit Facility	—	160,000

Dividends and Distributions Payable	21,427	16,881

Accounts Payable, Accrued Expenses, and Other Liabilities	85,637	70,005

Lease Intangibles, net of accumulated amortization of
$34,356 and $29,726 at September 30, 2022 and December 31, 2021, respectively	37,117	33,075

Total Liabilities	2,007,394	1,807,590

EQUITY
Preferred stock, $.0001 par value per share, 4,000,000 shares authorized, 7,000 shares Series A outstanding, at stated liquidation value of $25,000 per share, at September 30, 2022 and December 31, 2021	175,000	175,000
Common stock, $.0001 par value, 180,000,000 shares authorized, 88,573,248 and 71,285,311 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	9	7
Additional paid-in-capital	4,551,081	3,395,549
Dividends in excess of net income	(203,040)	(147,366)
Accumulated other comprehensive income (loss)	24,124	(5,503)

Total Equity - Agree Realty Corporation	4,547,174	3,417,687
Non-controlling interest	1,533	1,629
Total Equity	4,548,707	3,419,316

Total Liabilities and Equity	$6,556,101	$5,226,906

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues
Rental income	$110,031	$87,469	$313,136	$247,722
Other	34	68	147	189
Total Revenues	110,065	87,537	313,283	247,911

Operating Expenses
Real estate taxes	8,526	6,957	24,117	18,812
Property operating expenses	4,557	3,189	13,575	9,944
Land lease expense	404	400	1,213	1,135
General and administrative	6,992	5,687	22,265	18,806
Depreciation and amortization	35,157	24,488	95,666	69,164
Provision for impairment	—	—	1,015	—
Total Operating Expenses	55,636	40,721	157,851	117,861

Gain (loss) on sale of assets, net	3,000	3,470	5,326	13,182
Gain (loss) on involuntary conversion, net	(115)	—	(165)	103
Income from Operations	57,314	50,286	160,593	143,335

Other (Expense) Income
Interest expense, net	(17,149)	(13,066)	(46,592)	(37,267)
Income tax (expense) benefit	(720)	(390)	(2,137)	(1,884)
Loss on early extinguishment of term loans and settlement of related interest rate swaps	—	—	—	(14,614)
Other (expense) income	132	—	132	—
Net Income	39,577	36,830	111,996	89,570

Less net income attributable to non-controlling interest	152	167	485	447
Net income attributable to Agree Realty Corporation	39,425	36,663	111,511	89,123
Less Series A preferred stock dividends	1,859	289	5,578	289
Net Income Attributable to Common Stockholders	$37,566	$36,374	$105,933	$88,834

Net Income Per Share Attributable to Common Stockholders
Basic	$0.47	$0.52	$1.40	$1.35
Diluted	$0.46	$0.52	$1.39	$1.34

Other Comprehensive Income
Net income	$39,577	$36,830	$111,996	$89,570
Amortization of interest rate swaps	(273)	82	(109)	869
Change in fair value and settlement of interest rate swaps	(7,181)	3,300	29,881	30,676
Total comprehensive income (loss)	32,123	40,212	141,768	121,115
Less comprehensive income (loss) attributable to non-controlling interest	121	185	630	465

Comprehensive Income (Loss) Attributable to Agree Realty Corporation	$32,002	$40,027	$141,138	$120,650

Weighted Average Number of Common Shares Outstanding - Basic	79,701,136	69,102,500	75,361,583	65,623,720

Weighted Average Number of Common Shares Outstanding - Diluted	80,589,446	69,591,848	75,890,692	65,952,113

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

							Accumulated
						Dividends in	Other
	Preferred Stock		Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2021	7,000	$175,000	71,285,311	$7	$3,395,549	$(147,366)	$(5,503)	$1,629	$3,419,316
Issuance of common stock, net of issuance costs	—	—	3,791,964	1	250,683	—	—	—	250,684
Repurchase of common shares	—	—	(28,117)	—	(1,745)	—	—	—	(1,745)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	125,422	—	648	—	—	—	648
Stock-based compensation	—	—	—	—	1,635	—	—	—	1,635
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(49,653)	—	(237)	(49,890)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	20,563	100	20,663
Net income	—	1,859	—	—	—	34,254	—	176	36,289
Balance, March 31, 2022	7,000	$175,000	75,174,580	$8	$3,646,770	$(162,765)	$15,060	$1,668	$3,675,741
Issuance of common stock, net of issuance costs	—	—	4,667,850	—	300,110	—	—	—	300,110
Repurchase of common shares	—	—	(1,052)	—	(76)	—	—	—	(76)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	1,493	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(128)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,743	—	—	—	1,743
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(53,867)	—	(245)	(54,112)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	16,487	76	16,563
Net income	—	1,859	—	—	—	34,114	—	157	36,130
Balance, June 30, 2022	7,000	$175,000	79,842,743	$8	$3,948,547	$(182,518)	$31,547	$1,656	$3,974,240
Issuance of common stock, net of issuance costs	—	—	8,739,752	1	601,086	—	—	—	601,087
Repurchase of common shares	—	—	(943)	—	(66)	—	—	—	(66)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	1,754	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(10,058)	—	(61)	—	—	—	(61)
Stock-based compensation	—	—	—	—	1,575	—	—	—	1,575
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(58,088)	—	(244)	(58,332)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	(7,423)	(31)	(7,454)
Net income	—	1,859	—	—	—	37,566	—	152	39,577
Balance, September 30, 2022	7,000	$175,000	88,573,248	$9	$4,551,081	$(203,040)	$24,124	$1,533	$4,548,707

Cash dividends declared per depositary share of Series A preferred stock:
For the three months ended March 31, 2022		$0.266
For the three months ended June 30, 2022		$0.266
For the three months ended September 30, 2022		$0.266

Cash dividends declared per common share:
For the three months ended March 31, 2022				$0.681
For the three months ended June 30, 2022				$0.702
For the three months ended September 30, 2022				$0.702

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

							Accumulated
						Dividends in	Other
	Preferred Stock		Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2020	—	$—	60,021,483	$6	$2,652,090	$(91,343)	$(36,266)	$1,762	$2,526,249
Issuance of common stock, net of issuance costs	—	—	4,028,410	—	258,105	—	—	—	258,105
Repurchase of common shares	—	—	(27,594)	—	(1,780)	—	—	—	(1,780)
Issuance of restricted stock under the 2020 Omnibus Incentive Plan	—	—	128,066	—	298	—	—	—	298
Forfeiture of restricted stock	—	—	(4,587)	—	(92)	—	—	—	(92)
Stock-based compensation	—	—	—	—	1,293	—	—	—	1,293
Dividends and distributions declared for the period	—	—	—	—	—	(39,906)	—	(215)	(40,121)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	25,506	140	25,646
Net income	—	—	—	—	—	30,112	—	166	30,278
Balance, March 31, 2021	—	$—	64,145,778	$6	$2,909,914	$(101,137)	$(10,760)	$1,853	$2,799,876
Issuance of common stock, net of issuance costs	—	—	4,764,450	1	336,875	—	—	—	336,876
Repurchase of common shares	—	—	—	—	—	—	—	—	—
Issuance of restricted stock under the 2020 Omnibus Incentive Plan	—	—	496	—	22	—	—	—	22
Forfeiture of restricted stock	—	—	(351)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,453	—	—	—	1,453
Dividends and distributions declared for the period	—	—	—	—	—	(42,829)	—	(225)	(43,054)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	2,503	14	2,517
Net income	—	—	—	—	—	22,347	—	114	22,461
Balance, June 30, 2021	—	$—	68,910,373	$7	$3,248,264	$(121,619)	$(8,257)	$1,756	$3,120,151
Issuance of Series A preferred stock, net of issuance costs	7,000	175,000	—	—	(4,715)	—	—	—	170,285
Issuance of common stock, net of issuance costs	—	—	885,912	—	55,878	—	—	—	55,878
Repurchase of common shares	—	—	(369)	—	(27)	—	—	—	(27)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	5,891	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(22,059)	—	(468)	—	—	—	(468)
Stock-based compensation	—	—	—	—	1,295	—	—	—	1,295
Series A preferred dividends declared for the period	—	(289)	—	—	—	—	—	—	(289)
Dividends and distributions declared for the period	—	—	—	—	—	(45,210)	—	(226)	(45,436)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	3,364	18	3,382
Net income	—	289	—	—	—	36,374	—	167	36,830
Balance, September 30, 2021	7,000	$175,000	69,779,748	$7	$3,300,227	$(130,455)	$(4,893)	$1,715	$3,341,601

Cash dividends declared per depositary share of Series A preferred stock:
For the three months ended September 30, 2022		$0.041

Cash dividends declared per common share:
For the three months ended March 31, 2021				$0.621
For the three months ended June 30, 2021				$0.651
For the three months ended September 30, 2021				$0.651

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities
Net income	$111,996	$89,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,666	69,164
Amortization from above (below) market lease intangibles, net	24,863	16,630
Amortization from financing costs, credit facility costs and debt discount	2,938	1,581
Stock-based compensation	4,892	3,481
Provision for impairment	1,015	—
Gain (loss) on settlement of interest rate swaps	28,414	16,748
(Gain) loss on sale of assets	(5,326)	(13,182)
Write-off of unamortized financing costs upon debt extinguishment	—	1,250
(Increase) decrease in accounts receivable	(15,233)	(15,649)
(Increase) decrease in other assets	1,898	(1,513)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	17,822	17,887
Net Cash Provided by Operating Activities	268,945	185,967

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(1,166,124)	(1,082,860)
Development of real estate investments and other assets, net of reimbursements
(including capitalized interest of $816 in 2022 and $200 in 2021)	(60,968)	(32,730)
Payment of leasing costs	(372)	(438)
Net proceeds from sale of assets	43,923	46,831
Net Cash Used in Investing Activities	(1,183,541)	(1,069,197)

Cash Flows from Financing Activities
Proceeds from Series A preferred stock offering, net	—	170,285
Proceeds from common stock offerings, net	1,151,881	650,859
Repurchase of common shares	(1,887)	(1,807)
Unsecured revolving credit facility borrowings	925,000	434,000
Unsecured revolving credit facility repayments	(1,085,000)	(526,000)
Payments of mortgage notes payable	(633)	(594)
Payments of unsecured term loans	—	(240,000)
Proceeds from senior unsecured notes	297,513	640,623
Payment of Series A preferred dividends	(5,578)	—
Payment of common stock dividends	(157,063)	(147,133)
Distributions to non-controlling interest	(722)	(809)
Payments for financing costs	(2,651)	(1,341)
Net Cash Provided by Financing Activities	1,120,860	978,083

Net Increase (Decrease) in Cash and Cash Equivalents and Cash Held in Escrow	206,264	94,853
Cash and cash equivalents and cash held in escrow, beginning of period	45,250	7,955
Cash and cash equivalents and cash held in escrow, end of period	$251,514	$102,808

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$45,703	$30,799
Cash paid for income tax	$2,379	$1,794

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Lease right of use assets added under new ground leases	$1,816	$6,302
Mortgage note payable assumed, net of $2,548 mortgage debt discount	$39,702	$—
Series A preferred dividends declared and unpaid	$620	$289
Common stock dividends and limited partners' distributions declared and unpaid	$20,807	$15,507
Change in accrual of development, construction and other real estate investment costs	$2,342	$(1,731)

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.6% common equity interest as of September 30, 2022. There is a one-for-one relationship between the limited partnership interests in the Operating Partnership (“Operating Partnership Common Units”) owned by the Company and shares of Company common stock outstanding.  The Company also owns a Series A preferred equity interest in the Operating Partnership.  This preferred equity interest corresponds on a one-for-one basis to the Company’s Series A Preferred Stock (see Note 6 – Common and Preferred Stock), providing income and distributions to the Company equal to the dividends payable on that stock. Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the “Company,” “Management,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three and nine months ended September 30, 2022 may not be indicative of the results that may be expected for the year ending December 31, 2022.  Amounts as of December 31, 2021 included in the Condensed Consolidated Financial Statements have been derived from the audited Consolidated Financial Statements as of that date. The unaudited Condensed Consolidated Financial Statements, included herein, should be read in conjunction with the audited Consolidated Financial Statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Form 10-K for the year ended December 31, 2021.

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, the Operating Partnership and its wholly owned subsidiaries. The Company, as the sole general partner, held 99.6% and 99.5% of the Operating Partnership’s common equity as of September 30, 2022 and December 31, 2021, as well as 100% of the Series A preferred equity interest.  All material intercompany accounts and transactions have been eliminated, including the Company’s Series A preferred equity interest in the Operating Partnership.

At September 30, 2022 and December 31, 2021, the non-controlling interest in the Operating Partnership consisted of a 0.4% and 0.5% ownership interest in the Operating Partnership held by the Company’s founder and chairman. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of common stock. The Company as sole general partner of the Operating Partnership has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all non-controlling Operating Partnership Common Units, there would have been 88,920,867 shares of common stock outstanding at September 30, 2022.

Significant Risks and Uncertainties

The Company continues to face significant risks and uncertainties related to the potential adverse effects of the ongoing pandemic of the novel coronavirus, or COVID-19, and its variants.  The pandemic has adversely impacted economic activity and contributed to significant volatility and negative pressure in financial markets.  In addition to the impacts of COVID-19, inflation in the United States during the nine months ended September 30, 2022 has accelerated and is expected to continue at an elevated level in the near-term.

The Company continues to closely monitor the impact of the COVID-19 pandemic and inflationary pressure on all aspects of its business and geographies, including the impact on its tenants and on interest rates.  During the quarter ended September 30, 2022, the Company collected substantially all rent payments originally contracted for in the period.  However, the extent to which the COVID-19 pandemic and inflation impacts our operations and those of our tenants will still depend on future developments which are uncertain.

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

In allocating the fair value of the identified tangible and intangible assets and liabilities of an acquired property, land is valued based upon comparable market data or independent appraisals.  Buildings are valued on an as-if vacant basis based on a cost approach utilizing estimates of cost and the economic age of the building or an income approach utilizing various market data. In-place lease intangibles are valued based on the Company’s estimates of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition. Above- and below-

market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition and the Company’s estimate of current market lease rates for the property.  In the case of sale-leaseback transactions, it is typically assumed that the lease is not in-place prior to the close of the transaction.

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

The following schedule summarizes the Company’s amortization of lease intangibles for the three and nine months ended September 30, 2022 and 2021 (presented in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Lease intangibles (in-place)	$11,693	$7,170	$30,895	$19,853
Lease intangibles (above-market)	10,010	8,146	29,493	21,391
Lease intangibles (below-market)	(1,636)	(1,531)	(4,630)	(4,760)
Total	$20,067	$13,785	$55,758	$36,484

The following schedule represents estimated future amortization of lease intangibles as of September 30, 2022 (presented in thousands):

	2022
Year Ending December 31,	(remaining)	2023	2024	2025	2026	Thereafter	Total
Lease intangibles (in-place)	$12,097	$47,153	$43,705	$41,309	$38,423	$191,309	$373,996
Lease intangibles (above-market)	10,048	38,210	34,158	31,824	30,097	245,125	389,462
Lease intangibles (below-market)	(1,914)	(6,543)	(5,333)	(4,898)	(4,518)	(13,911)	(37,117)
Total	$20,231	$78,820	$72,530	$68,235	$64,002	$422,523	$726,341

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

Cash and Cash Equivalents and Cash Held in Escrows

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of deposit, checking, and money market accounts.  Cash held in escrows primarily relates to proposed like-kind exchange transactions pursued under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and funds restricted through a mortgage agreement.  The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company had $249.8 million and $44.0 million in cash and cash equivalents and cash held in escrow as of September 30, 2022 and December 31, 2021, respectively, in excess of the FDIC insured limit.

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

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$250,487	$43,252
Cash held in escrow	1,027	1,998
Total of cash and cash equivalents and cash held in escrow	$251,514	$45,250

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

Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the Accounts Receivable - Tenants line item in the Condensed Consolidated Balance Sheets. The balance of straight-line rent receivables at September 30, 2022 and December 31, 2021 was $50.1 million and $40.9 million, respectively. To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce rental income.

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

As of September 30, 2022, the Company has four tenants where collection is no longer considered probable. For these tenants, the Company is recording rental income on a cash basis and has written off any outstanding receivables, including straight-line rent receivables. Adjustments to rental revenue related to potentially uncollectible charges under these tenant leases resulted in a reduction to Rental Income and Net Income of $0.4 million for both the three and nine months ended September 30, 2022.

In addition to the tenant-specific collectability assessment performed, the Company may also recognize a general allowance, as a reduction to rental revenue, for its operating lease receivables which are not expected to be fully collectible based on the potential for settlement of arrears. As of September 30, 2022, no general allowance was recognized. As of December 31, 2021, this allowance was $0.8 million.

The Company’s leases provide for reimbursement from tenants for common area maintenance, insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursement revenue is estimated each period and is recognized as rental revenue in the period the recoverable costs are incurred and accrued, and the related revenue is earned. The balance of unbilled operating cost reimbursement receivable at September 30, 2022 and December 31, 2021 was $12.8 million and $9.1 million, respectively.

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

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net earnings per share of common stock for each of the periods presented (presented in thousands, except for share data):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income attributable to Agree Realty Corporation	$39,425	$36,663	$111,511	$89,123
Less: Series A preferred stock dividends	(1,859)	(289)	(5,578)	(289)
Net income attributable to common stockholders	37,566	36,374	105,933	88,834
Less: Income attributable to unvested restricted shares	(97)	(106)	(283)	(280)
Net income used in basic and diluted earnings per share	$37,469	$36,268	$105,650	$88,554

Weighted average number of common shares outstanding	79,930,394	69,304,906	75,590,841	65,826,126
Less: Unvested restricted stock	(229,258)	(202,406)	(229,258)	(202,406)
Weighted average number of common shares outstanding used in basic earnings per share	79,701,136	69,102,500	75,361,583	65,623,720

Weighted average number of common shares outstanding used in basic earnings per share	79,701,136	69,102,500	75,361,583	65,623,720
Effect of dilutive securities:
Share-based compensation	125,925	110,389	111,989	101,931
2020 ATM Forward Equity Offerings	—	268,011	—	178,321
2021 ATM Forward Equity Offerings	—	110,948	—	48,141
2022 ATM Forward Equity Offerings	156,062	—	65,932	—
December 2021 Forward Offering	—	—	119,950	—
May 2022 Forward Offering	606,323	—	231,238	—
Weighted average number of common shares outstanding used in diluted earnings per share	80,589,446	69,591,848	75,890,692	65,952,113

For the three months ended September 30, 2022, 19,010 shares of common stock related to at-the-market (“ATM”) forward equity offerings and 19 shares of restricted common stock (“restricted shares”) granted in 2022 were anti-dilutive and were not included in the computation of diluted earnings per share.

For the nine months ended September 30, 2022, 31,879 shares of common stock related to ATM forward equity offerings and 271 shares of restricted shares granted in 2022 were anti-dilutive and were not included in the computation of diluted earnings per share.

For the three months ended September 30, 2021, nine shares of restricted common stock granted in 2021 were anti-dilutive and were not included in the computation of diluted earnings per share. There were no anti-dilutive shares of common stock related to the 2020 ATM forward equity offerings and the 2021 ATM forward equity offerings for the three months ended September 30, 2021.

For the nine months ended September 30, 2021, 200 shares of restricted common stock granted in 2021 were anti-dilutive and were not included in the computation of diluted earnings per share. There were no anti-dilutive shares of common stock related to the 2020 ATM forward equity offerings and the 2021 ATM forward equity offerings for the nine months ended September 30, 2021.

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

Segment Reporting

The Company is primarily in the business of acquiring and managing retail real estate. The Company’s chief operating decision maker, which is its Chief Executive Officer, does not distinguish or group operations on a geographic or other basis when assessing the financial performance of our portfolio of properties.  Accordingly, the Company has a single reportable segment for disclosure purposes.

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

Note 3 – Leases

Tenant Leases

The Company is primarily focused on the ownership, acquisition, development and management of retail properties leased to industry leading tenants.  As of September 30, 2022, the Company’s portfolio was approximately 99.7% leased and had a weighted average remaining lease term (excluding extension options) of approximately 8.9 years. A significant majority of its properties are leased to national tenants and approximately 67.5% of its annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners.

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

The following table includes information regarding contractual lease payments for the Company’s operating leases for which it is the lessor, for the three and nine months ended September 30, 2022 and 2021 (presented in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total lease payments	$115,567	$91,205	$328,991	$256,246
Less: Operating cost reimbursements and percentage rents	12,012	9,546	35,696	27,090
Total non-variable lease payments	$103,555	$81,659	$293,295	$229,156

At September 30, 2022, future non-variable lease payments to be received from the Company’s operating leases for the remainder of 2022, the following four years, and thereafter are as follows (presented in thousands):

	2022
Year Ending December 31,	(remaining)	2023	2024	2025	2026	Thereafter	Total
Future non-variable lease payments	$110,120	$445,758	$436,992	$426,435	$406,381	$2,328,705	$4,154,391

Deferred Revenue

As of September 30, 2022, and December 31, 2021, there was $18.5 and $13.5 million respectively, in deferred revenues resulting from rents paid in advance. Deferred revenues are recognized within Accounts Payable, Accrued Expenses, and Other Liabilities on the Condensed Consolidated Balance Sheets as of these dates.

Land Lease Obligations

The Company is the lessee under land lease agreements for certain of its properties. ASC 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases, whether qualifying as operating or finance.  As of September 30, 2022 and December 31, 2021, the Company had $61.0 million and $59.7 million, respectively, of right of use assets, net, recognized within Other Assets in the Condensed Consolidated Balance Sheets, while the corresponding lease obligations, net, of $23.7 million and $24.1 million, respectively, were recognized within Accounts Payable, Accrued Expenses, and Other Liabilities on the Condensed Consolidated Balance Sheets as of these dates.

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

Amortization of right of use assets for operating land leases is classified as land lease expense and was $0.4 million for the three months ended September 30, 2022 and 2021, and $1.2 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively. There was no amortization of right of use assets for finance land leases, as the underlying leased asset (land) has an infinite life.  Interest expense on finance land leases was $0.1 million during the three months ended September 30, 2022 and 2021, and $0.2 million for the nine months ended September 30, 2022 and 2021.

In calculating its lease obligations under ground leases, the Company uses discount rates estimated to be equal to what it would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following tables include information on the Company’s land leases for which it is the lessee, for the three and nine months ended September 30, 2022 and 2021. (presented in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating leases:
Operating cash outflows	$299	$282	$898	$816
Weighted-average remaining lease term - operating leases (years)	33.6	33.9	33.6	33.9

Finance leases:
Operating cash outflows	$64	$64	$192	$151
Financing cash outflows	$20	$19	$60	$73
Weighted-average remaining lease term - finance leases (years)	2.0	3.0	2.0	3.0

Supplemental Disclosure:
Right-of-use assets obtained in exchange for new lease liabilities, including value assigned to above market lease terms	$1,816	$—	$1,816	$6,302
Right-of-use assets net change	$1,816	$—	$1,816	$6,302

The weighted-average discount rate used in computing operating and finance lease obligations approximated 4% at September 30, 2022 and 2021.

Maturity Analysis of Lease Liabilities for Operating Leases (presented in thousands)

	2022
Year Ending December 31,	(remaining)	2023	2024	2025	2026	Thereafter	Total
Lease payments	$299	$1,197	$1,197	$1,197	$1,195	$29,851	$34,936
Imputed interest	(180)	(711)	(690)	(669)	(647)	(14,491)	(17,388)
Total lease liabilities	$119	$486	$507	$528	$548	$15,360	$17,548

Maturity Analysis of Lease Liabilities for Finance Leases (presented in thousands)

	2022
Year Ending December 31,	(remaining)	2023	2024	2025	2026	Thereafter	Total
Lease payments	$84	$336	$6,252	$—	$—	$—	$6,672
Imputed interest	(63)	(252)	(207)	—	—	—	(522)
Total lease liabilities	$21	$84	$6,045	$—	$—	$—	$6,150

Note 4 – Real Estate Investments

Real Estate Portfolio

As of September 30, 2022, the Company owned 1,707 properties, with a total gross leasable area (“GLA”) of approximately 35.8 million square feet. Net Real Estate Investments totaled $5.4 billion as of September 30, 2022. As of December 31, 2021, the Company owned 1,404 properties, with a total GLA of approximately 29.1 million square feet. Net Real Estate Investments totaled $4.4 billion as of December 31, 2021.

Acquisitions

During the three months ended September 30, 2022, the Company purchased 98 retail net lease assets for approximately $361.5 million, which includes acquisition costs and closing costs. These properties are located in 29 states and are leased for a weighted average lease term of approximately 11.1 years.

During the nine months ended September 30, 2022, the Company purchased 303 retail net lease assets for approximately $1.20 billion, which includes acquisition costs, closing costs and the assumption of a $42.3 million mortgage note. These properties are located in 42 states and are leased for a weighted average lease term of approximately 10.1 years.

The aggregate acquisitions for the nine months ended September 30, 2022 were allocated $289.4 million to land, $755.8 million to buildings and improvements, $147.4 million to lease intangibles, net and $2.5 million to assumed mortgage debt discount. The acquisitions were primarily funded as cash purchases and the assumption of a mortgage note payable with a principal balance of $42.3 million. There was no material contingent consideration associated with these acquisitions. None of the Company’s acquisitions during the first nine months of 2022 caused any new or existing tenant to comprise 10% or more of its total assets or generate 10% or more of its total annualized contractual base rent at September 30, 2022.

Developments

During the three months ended September 30, 2022, the Company commenced two development or Partner Capital Solutions projects.  At September 30, 2022, the Company had 20 development or Partner Capital Solutions projects under construction.

During the nine months ended September 30, 2022, the Company commenced 22 development or Partner Capital Solutions projects.

Dispositions

During the three months ended September 30, 2022, the Company sold one property for net proceeds of $20.0 million and recorded a net gain of $3.0 million.

During the nine months ended September 30, 2022, the Company sold six properties for net proceeds of $43.9 million and recorded a net gain of $5.3 million.

Assets Held for Sale

The Company did not classify any operating properties as real estate held for sale at September 30, 2022 and classified one operating property as real estate held for sale as of December 31, 2021, the assets for which are separately presented in the Condensed Consolidated Balance Sheets.

Real estate held for sale consisted of the following as of September 30, 2022 and December 31, 2021 (presented in thousands):

	September 30, 2022	December 31, 2021
Land	$—	$4,485
Lease intangibles - asset	—	1,213
	—	5,698
Accumulated depreciation and amortization, net	—	(22)
Total Real Estate Held for Sale, net	$—	$5,676

Provisions for Impairment

As a result of the Company’s review of real estate investments, it recognized no provisions for impairment for each of the three months ended September 30, 2022 and 2021 and $1.0 million for the nine months ended September 30, 2022 and no impairment for the nine months ended September 30, 2021. The estimated fair value of the impaired real estate assets at their time of impairment during 2022 was $1.8 million.

Note 5 – Debt

As of September 30, 2022, the Company had total gross indebtedness of $1.88 billion, including (i) $74.3 million of mortgage notes payable; (ii) $1.81 billion of senior unsecured notes; and (iii) no borrowings outstanding under the Revolving Credit Facility (defined below) as of September 30, 2022.

Mortgage Notes Payable

As of September 30, 2022, the Company had total gross mortgage indebtedness of $74.3 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $113.7 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.84% as of September 30, 2022 and 4.16% as of December 31, 2021.

Mortgage notes payable consisted of the following (presented in thousands):

	September 30, 2022	December 31, 2021
Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment due January 2023	$23,640	$23,640

Note payable in monthly installments of interest only at 5.01% per annum, with a balloon payment due September 2023	4,622	4,622

Note payable in monthly installments of $92 including interest at 6.27% per annum, with a final monthly payment due July 2026	3,741	4,373

Note payable in monthly installments of interest only at 3.63% per annum, with a balloon payment due December 2029	42,250	—

Total principal	74,253	32,635
Unamortized debt issuance costs and assumed debt discount	(2,532)	(206)
Total	$71,721	$32,429

In connection with a four-property acquisition during the nine months ended September 30, 2022, the Company assumed an interest only, mortgage note payable with a principal balance of $42.3 million and stated interest rate of 3.63% maturing December 2029.  In connection with the purchase price allocation completed, the mortgage debt was fair valued as of the date of acquisition resulting in a $2.5 million debt discount that will be amortized over the term of the mortgage note payable into Interest Expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At September 30, 2022, there were no mortgage loans with partial recourse to the Company.

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

Unsecured Term Loan Facilities

In May 2021, the Company used the net proceeds from the offering of the 2028 Senior Unsecured Public Notes and the 2033 Senior Unsecured Public Notes (see Senior Unsecured Notes below) to repay all amounts outstanding under its unsecured term loans and settle the related swap agreements.  During the nine months ended September 30, 2021, the Company incurred a charge of $14.6 million upon this repayment and settlement, including swap termination costs of $13.4 million and the write-off of previously unamortized debt issuance costs of $1.2 million.

Senior Unsecured Notes

The following table presents the senior unsecured notes principal balances net of unamortized debt issuance costs and original issue discounts for the Company’s private placement and public offerings as of September 30, 2022, and December 31, 2021 (presented in thousands):

	All-in
	Interest Rate		Maturity	September 30, 2022	December 31, 2021
2025 Senior Unsecured Notes	4.16%		May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%		May 2027	50,000	50,000
2028 Senior Unsecured Public Notes	2.11%		June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%		July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%		September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%		September 2030	125,000	125,000
2030 Senior Unsecured Public Notes	3.49%		October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%		October 2031	125,000	125,000
2032 Senior Unsecured Public Notes	3.96%	(1)	October 2032	300,000	—
2033 Senior Unsecured Public Notes	2.13%		June 2033	300,000	300,000
Total Principal				1,810,000	1,510,000
Unamortized debt issuance costs and original issue discount, net				(18,508)	(14,800)
Total				$1,791,492	$1,495,200
(1)	All-in interest rate considers the straight-line amortization of the terminated swap agreements. Using the effective interest rate method to account for the impact of the terminated swap agreements results in an effective interest rate of 3.76%.

Senior Unsecured Notes – Private Placements

The 2025 Senior Unsecured Notes, 2027 Senior Unsecured Notes, 2028 Senior Unsecured Notes, 2029 Senior Unsecured Notes, 2030 Senior Unsecured Notes, and 2031 Senior Unsecured Notes (collectively the “Private Placements”) are private placements to individual investors. The Private Placements did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

In October 2019, in connection with the 2031 Senior Unsecured Notes, the Operating Partnership issued $125 million of senior unsecured notes with a stated interest rate of 4.47%. In March 2019, the Company entered into forward-starting interest rate swap agreements to fix the interest for $100 million of long-term debt until maturity. The Company terminated the swap agreements at the time of pricing the 2031 Senior Unsecured Notes, which resulted in an effective annual fixed rate of 4.41% for $100 million aggregate principal amount of the 2031 Senior Unsecured Notes. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the $125 million aggregate principal amount of 2031 Senior Unsecured Notes is 4.42%.

Senior Unsecured Notes – Public Offerings

The 2030 Senior Unsecured Public Notes, 2028 Senior Unsecured Public Notes, 2033 Senior Unsecured Public Notes and 2032 Senior Unsecured Public Notes  (collectively the “Public Notes”) are fully and unconditionally guaranteed by Agree

Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership. The Public Notes are governed by an Indenture, dated August 17, 2020, among the Operating Partnership, the Company and respective trustee (as amended and supplemented by an officer’s certificate dated at the issuance of each of the Public Notes). The Indenture, as amended, contains various restrictive covenants, including limitations on the ability of the guarantors and the issuer to incur additional indebtedness and requirements to maintain a pool of unencumbered assets.

In August 2020, in connection with the 2030 Senior Unsecured Public Notes, the Operating Partnership issued $350 million aggregate principal amount of notes at a stated interest rate of 2.90% due October 2030. The Company terminated related swap agreements of $200 million that hedged the 2030 Senior Unsecured Public Notes, paying $23.4 million upon termination. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the $350 million aggregate principal amount of 2030 Senior Unsecured Public Notes is 3.49%.

In May 2021, in connection with the 2028 Senior Unsecured Public Notes and 2033 Senior Unsecured Public Notes, the Operating Partnership issued $350 million aggregate principal amount of notes at a stated interest rate of 2.00% due June 2028 and $300 million aggregate principal amount of notes at a stated interest rate of 2.60% due June 2033, respectively. The Company terminated related swap agreements of $300 million that hedged the 2033 Senior Unsecured Public Notes, receiving $16.7 million upon termination. Considering the effect of the terminated swap agreements, the blended all-in rates to the Company for the $350 million aggregate principal amount of the 2028 Senior Unsecured Public Notes and the $300 million aggregate principal amount of the 2033 Senior Unsecured Public Notes are 2.11% and 2.13%, respectively.

In August 2022, the Operating Partnership issued the 2032 Senior Unsecured Public Notes in an underwritten public offering of $300 million aggregate principal amount of notes with a stated interest rate of 4.80% due October 2032. The Company terminated related swap agreements of $300 million notional amount that hedged the 2032 Senior Unsecured Public Notes, receiving $28.4 million upon termination. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the 2032 Senior Unsecured Public Notes is 3.96%.

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

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt as of September 30, 2022 (presented in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2022	$218	$—	$218
2023	905	28,262	29,167
2024	963	—	963
2025	1,026	50,000	51,026
2026 (1)	629	—	629
Thereafter	—	1,802,250	1,802,250
Total scheduled principal payments	$3,741	$1,880,512	$1,884,253
(1)	The Revolving Credit Facility matures in January 2026, with options to extend the maturity to January 2027. The Revolving Credit Facility had no outstanding balance as of September 30, 2022.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum total leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of September 30, 2022, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of September 30, 2022.

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

In May 2022, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 750,000 shares, in connection with forward sale agreements. The offering resulted in net proceeds to the Company of approximately $386.7 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreements.

Refer to Note 13 – Subsequent Events regarding the completion of an additional follow-on offering of common stock.

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

ATM Programs

2021 ATM Program

In February 2021, the Company entered into a $500.0 million ATM program (the “2021 ATM Program”) through which the Company, from time to time, may sell shares of common stock. In addition to selling shares of common stock, the Company has entered into forward sale agreements through the 2021 ATM Program.

As of December 31, 2021, the Company entered into forward sale agreements to sell an aggregate of 2,125,296 shares of common stock under the 2021 ATM Program. The Company had not settled any shares of these forward sale agreements as of December 31, 2021. During 2022, the Company entered into additional forward sale agreements to sell 3,328,679 shares of common stock, resulting in an aggregate of 5,453,975 shares of common stock sold under the 2021 ATM Program.  As of September 30, 2022, the Company had settled all forward sale agreements under the 2021 ATM Program realizing net proceeds of approximately $379.1 million.

The 2021 ATM Program was terminated simultaneously with the establishment of the 2022 ATM Program, which is discussed below. As a result, no future issuances will occur under the 2021 ATM Program.

2022 ATM Program

In September 2022, the Company entered into a new $750.0 million ATM program (the “2022 ATM Program”), through which the Company, from time to time, may sell shares of common stock. In addition to selling shares of common stock, the Company has entered into forward sale agreements through the 2022 ATM Program.

As of September 30, 2022, the Company entered into forward sale agreements to sell an aggregate of 245,591 shares of common stock. As of September 30, 2022, the Company settled all forward sale agreements under the 2022 ATM program realizing net proceeds of approximately $18.1 million.

Note 7 – Dividends and Distribution Payable

During the three months ended September 30, 2022, the Company declared monthly dividends of $0.234 per common share for July, August and September 2022. Holders of Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for July and August were paid during the quarter, while the September amounts were recorded as liabilities on the Condensed Consolidated Balance Sheets at September 30, 2022. The September dividends and distributions were paid on October 14, 2022.

During the three months ended September 30, 2022, the Company declared monthly dividends on the Series A Preferred Shares in the amount of $0.08854 per Depositary Share for July, August and September 2022.  The dividends payable for July and August were paid during the quarter, while the September dividend was recorded as a liability on the Condensed Consolidated Balance Sheet at September 30, 2022 and was paid on October 3, 2022.

Note 8 – Income Taxes

Uncertain Tax Positions

The Company is subject to the provisions of FASB ASC Topic 740-10 (“ASC 740-10”) and has analyzed its various federal and state filing positions. The Company believes that its income tax filing positions and deductions are documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740-10. The Company’s federal income tax returns are open for examination by taxing authorities for all tax years after December 31, 2018. The Company has elected to record related interest and penalties, if any, as income tax expense on the Consolidated Statements of Operations and Comprehensive Income. The Company has no material interest or penalties relating to income taxes recognized for the three and nine months ended September 30, 2022 and 2021.

Income Tax Expense

The Company recognized total federal and state tax expense of approximately $0.7 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively, and approximately $2.1 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively. The income tax expense recorded in 2021 includes additional tax expense of approximately $0.5 million relating to the true-up of 2020 expense upon filing of the annual tax returns.

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

2022 Settlements - Hedging 2022 Debt Issuances

In May and July 2021, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $300 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending December 2022. In August 2022, the Company terminated the swap agreements upon the debt issuance, receiving $28.4 million upon termination. This settlement was included as a component of accumulated OCI, to be recognized as an adjustment to income over the term of the debt.

2021 Settlements – Extinguishment of Term Loans

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company received from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 2.09%. These swaps effectively converted $65 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $0.3 million upon termination. This settlement was recognized as an expense during the three and nine months ended September 30, 2021.

In June 2016, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company received from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 1.40%. This swap effectively converted $40 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $1.0 million upon termination. This settlement was recognized as an expense during the three and nine months ended September 30, 2021.

In December 2018, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $100 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company received from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 2.66%. These swaps effectively converted $100 million of variable-rate borrowings to fixed-rate borrowings from December 27, 2018 to January 15, 2026. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $9.2 million upon termination. This settlement was recognized as an expense during the three and nine months ended September 30, 2021.

In October 2019, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company received from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 1.4275%. This swap effectively converted $65 million of variable-rate borrowings to fixed-rate borrowings from July 12, 2021 to January 12, 2024. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $1.8 million upon termination. This settlement was recognized as an expense during the three and nine months ended September 30, 2021.

Also, in October 2019, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $35 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the notional amount based on one month LIBOR and pays to the counterparty a fixed rate of 1.4265%. This swap effectively converted $35 million of variable-rate borrowings to fixed-rate borrowings from September 29, 2020 to January 12, 2024. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $1.1 million upon termination. This settlement was recognized as an expense during the three and nine months ended September 30, 2021.

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

Activity reported in accumulated OCI relates to (i) the change in fair value of forward-starting interest rate derivatives and (ii) realized gains or losses on settled derivative instruments. The realized gains or losses on settled derivative instruments are recognized as an adjustment to interest expense over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $2.5 million will be reclassified as a decrease to interest expense.

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

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (presented in thousands, except number of instruments):

	Number of Instruments [1]		Notional [1]
	September 30,	December 31,	September 30,	December 31,
Interest Rate Derivatives	2022	2021	2022	2021
Interest rate swap	—	3	$—	$300,000

(1)	Number of Instruments and total Notional disclosed includes all interest rate swap agreements outstanding at the balance sheet date, including forward-starting swaps prior to their effective date.

The table below presents the estimated fair value of the Company’s derivative financial instruments, as well as their classification in the Condensed Consolidated Balance Sheets (presented in thousands).

	Asset Derivatives
	September 30, 2022	December 31, 2021
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Other Assets, net	$—	$1,868

	Liability Derivatives
	September 30, 2022	December 31, 2021
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Accounts Payable, Accrued Expenses, and Other Liabilities	$—	$3,335

The table below presents the effect of the Company’s derivative financial instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2022 and 2021 (presented in thousands).

			Location of Income/(Loss)	Amount of Income/(Loss)
	Amount of Income/(Loss) Recognized		Reclassified from Accumulated	Reclassified from
	in OCI on Derivative		OCI into Income	Accumulated OCI into Expense
Three Months Ended September 30,	2022	2021		2022	2021

Interest rate swaps	$(7,181)	$3,300	Interest expense	$(273)	$82

			Location of Income/(Loss)	Amount of Income/(Loss)
	Amount of Income/(Loss) Recognized		Reclassified from Accumulated	Reclassified from Accumulated
	in OCI on Derivative		OCI into Income	OCI into Expense
Nine Months Ended September 30,	2022	2021		2022	2021

Interest rate swaps	$29,881	$15,653	Interest expense	$(109)	$2,529

			Loss on extinguishment of debt and settlement of related hedges	$—	$13,363

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of September 30, 2022.

Credit-Risk-Related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of September 30, 2022, the Company had no derivatives outstanding.

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the Condensed Consolidated Balance Sheets.

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of September 30, 2022 and December 31, 2021. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets (presented in thousands):

Offsetting of Derivative Assets as of September 30, 2022

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities as of September 30, 2022

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	Total Fair Value	Level 2
September 30, 2022
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

The Company determined that the valuation of its Senior Unsecured Notes and Revolving Credit Facility are classified as Level 2 of the fair value hierarchy and its fixed rate mortgages are classified as Level 3 of the fair value hierarchy.  The Senior Unsecured Notes had carrying values of $1.79 billion and $1.50 billion as of September 30, 2022 and December 31, 2021, respectively and had fair values of $1.51 billion and $1.57 billion, respectively. The Revolving Credit Facility’s fair value is estimated to be equal to the carrying value of $160.0 million as of December 31, 2021. No balance was outstanding on the Revolving Credit Facility as of September 30, 2022. The Mortgage Notes Payable had carrying values of $71.7 million and $32.4 million as of September 30, 2022 and December 31, 2021, respectively, and had fair values of $68.4 million and $33.9 million as of those dates.

Note 11 – Equity Incentive Plan

In May 2020, the Company’s stockholders approved the Agree Realty Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”), which replaced the Agree Realty Corporation 2014 Omnibus Equity Incentive Plan (the “2014 Plan”). The 2020 Plan provides for the award to employees, directors and consultants of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 700,000 shares of the Company’s common stock.  All subsequent awards of equity or equity rights will be granted under the 2020 Plan, and no further awards will be made under the 2014 Plan.  As of September 30, 2022, 335,288 shares of common stock were available for issuance under the 2020 Plan.

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

The Company estimates the fair value of restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis or amount vested, if greater, over the appropriate vesting period. The Company recognized expense relating to restricted share grants of $0.9 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $3.0 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, there was $10.1 million of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.5 years. The Company used 0% for the forfeiture rate for determining the fair value of restricted stock. The intrinsic value of restricted shares redeemed was $1.9 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively.

Restricted share activity is summarized as follows:

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2021	175	$64.90

Restricted stock granted	81	$63.06
Restricted stock vested	(59)	$61.20
Restricted stock forfeited	(10)	$65.12

Unvested restricted stock at September 30, 2022	187	$65.24

Performance Units and Shares

Performance units were granted to certain executive officers beginning in 2019, while performance shares were granted prior to 2019. Performance units or shares are subject to a three-year performance period, at the conclusion of which shares awarded are to be determined by the Company’s total shareholder return (“TSR”) compared to the constituents of the MSCI US REIT Index and a defined peer group. 50% of the award is based upon the TSR percentile rank versus the constituents in the MSCI US REIT index for the three-year performance period; and 50% of the award is based upon TSR percentile rank versus a specified net lease peer group for the three-year performance period. Vesting of the performance units and shares following their issuance will occur ratably over a three-year period, with the initial vesting occurring immediately following the conclusion of the performance period such that all units and shares vest within five years of the original award date.

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

The Company recognized expense related to performance units and shares for which the three-year performance period has not yet been completed of $0.4 million and $0.1 million for each the three months ended September 30, 2022 and 2021, respectively, and $1.1 million and $0.8 million for each of the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was $3.7 million of total unrecognized compensation costs related to performance units and shares for which the three-year performance period has not yet been completed, which is expected to be recognized over a weighted average period of 3.4 years.

The Company recognized expense related to performance units and shares for which the three-year performance period was completed of $0.1 million and less than $0.1 million for each of the three months ended September 30, 2022 and 2021, respectively, and $0.3 million and $0.1 million for each of the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was $0.3 million of total unrecognized compensation costs related to performance units and shares for which the three-year performance period has been completed, which is expected to be recognized over a weighted average period of 1.0 years.

Performance unit and shares activity is summarized as follows:

	Target Number	Weighted Average
	of Awards	Grant Date
	(in thousands)	Fair Value
Performance units and shares at December 31, 2021 - three-year performance period to be completed	78	$63.35

Performance units granted	34	$68.59
Performance units and shares at September 30, 2022- three-year performance period completed	(27)	$65.66

Performance units and shares at September 30, 2022 - three-year performance period to be completed	85	$67.64

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Performance shares - three-year performance period completed but not yet vested at December 31, 2021	27	$55.29

Shares earned at completion of three-year performance period (1)	28	$65.66
Shares vested	(23)	$54.83

Performance shares - three-year performance period completed but not yet vested September 30, 2022	32	$57.90

(1)Performance shares granted in 2019 for which the three-year performance period was completed in 2022 paid out at the 106% performance level

Restricted Stock - Directors

During the nine months ended September 30, 2022, 10,636 restricted shares were granted to independent members of the Company’s board of directors at a weighted average grant date fair value of $62.62 per share.

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

The Company estimates the fair value of board members’ restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the one-year vesting period. The Company recognized expense relating to restricted share grants to the board members of $0.2 million for the three months ended September 30, 2022, and $0.5 million for the nine months ended September 30, 2022.

As of September 30, 2022, there was $0.2 million of total unrecognized compensation costs related to the board members’ outstanding restricted shares, which is expected to be recognized over the remainder of 2022. The Company used 0% for the forfeiture rate for determining the fair value of this restricted stock.

Note 12 – Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

Note 13 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to September 30, 2022 through the date on which these financial statements were issued to determine whether any of these events required disclosure in the financial statements.

In October 2022, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 750,000 shares, in connection with forward sale agreements. Upon settlement, the offering is anticipated to raise net proceeds of approximately $381.7 million after deducting fees and making certain other adjustments as provided in the equity distribution agreements. The Company is required to settle the outstanding shares of common stock by September 2023.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors, however, is the adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Additional factors which may cause actual results to differ materially from current expectations include, but are not limited to: the factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; global and national economic conditions and changes in general economic, financial and real estate market conditions; the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies; the Company’s concentration with certain tenants and in certain markets, which may make the Company more susceptible to adverse events; changes in the Company’s business strategy; risks that the Company’s acquisition and development projects will fail to perform as expected; adverse changes and disruption in the retail sector and the financing stability of the Company’s tenants, which could impact tenants’ ability to pay rent and expense reimbursement; the Company’s ability to pay dividends; risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; loss of key management personnel; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; the Company’s ability to renew or re-lease space as leases expire; limitations in the Company’s tenants’ leases on real estate tax, insurance and operating cost reimbursement obligations; loss or bankruptcy of one or more of the Company’s major tenants, and bankruptcy laws that may limit the Company’s remedies if a tenant becomes bankrupt and rejects its leases; potential liability for environmental contamination, which could result in substantial costs; the Company’s level of indebtedness, which could reduce funds available for other business purposes and reduce the Company’s operational flexibility; covenants in the Company’s credit agreements and unsecured notes, which could limit our flexibility and adversely affect our financial condition; credit market developments that may reduce availability under our revolving credit facility; the effect of inflation and increased interest rates on our ability to operate our business and access capital markets; a decrease in interest rates, which may lead to additional competition for the acquisition of real estate or adversely affect the Company’s results of operations; the Company’s hedging strategies, which may not be successful in mitigating the Company’s risks associated with interest rates; legislative or regulatory changes, including changes to laws governing real estate investment trusts (“REITs”); the Company’s ability to maintain its qualification as a REIT for federal income tax purposes and the limitations imposed on its business by its status as a REIT; and the Company’s failure to qualify as a

REIT for federal income tax purposes, which could adversely affect the Company’s operations and ability to make distributions.

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994.  The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership, of which the Company is the sole general partner in which it held a 99.6% common interest as of September 30, 2022. Refer to Note 1- Organization in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for further information on the ownership structure. Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

As of September 30, 2022, the Company’s portfolio consisted of 1,707 properties located in 48 states and totaling approximately 35.8 million square feet of GLA. The portfolio was approximately 99.7% leased and had a weighted average remaining lease term of approximately 8.9 years. A significant majority of the Company’s properties are leased to national tenants and approximately 67.5%1 of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

The Company elected to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 1994. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes and we intend to continue operating in such a manner.

COVID-19, Increased Inflation and Worldwide Economic Uncertainties

Generally, worldwide economic conditions remain uncertain, particularly due to the effects of the COVID 19 pandemic and increased inflation. The general economic and capital market conditions both in the U.S. and worldwide have been volatile, and the capital markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected.

The Company continues to face significant risks and uncertainties related to the potential adverse effects of the ongoing pandemic of the novel coronavirus, or COVID-19, and its variants.  The pandemic has adversely impacted economic activity and contributed to significant volatility and negative pressure in financial markets. Additionally, the Company’s operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors that impact our tenants.

1 Reflective of Tractor Supply’s previously announced acquisition of Orscheln Farm and Home, which received approval from the Federal Trade Commission on October 11, 2022.

The Company continues to closely monitor the impact of the COVID-19 pandemic and inflationary pressure on all aspects of its business and geographies, including the impact on its tenants and on interest rates.  During the quarter ended September 30, 2022, the Company collected substantially all rent payments originally contracted for in the period.  However, we are unable to predict the full impact on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

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

Results of Operations

Overall

The Company’s real estate investment portfolio grew from approximately $4.1 billion in gross investment amount representing 1,338 properties with 27.7 million square feet of GLA as of September 30, 2021 to approximately $5.4 billion in gross investment amount representing 1,707 properties with 35.8 million square feet of GLA at September 30, 2022. The Company’s real estate investments were made throughout and between the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2022 on acquisitions that were made during 2021. Similarly, the full rental income impact of acquisitions made during 2022 to-date will not be seen until the remainder of 2022 and 2023.

Acquisitions

During the three months ended September 30, 2022, the Company acquired 98 retail net lease assets for approximately $361.5 million, which includes acquisition and closing costs. These properties are located in 29 states and are leased to 39 different tenants operating in 21 diverse retail sectors for a weighted average lease term of approximately 11.1 years. The underwritten weighted-average capitalization rate on the Company’s acquisitions during the three months ended September 30, 2022 was approximately 6.2%.2

During the nine months ended September 30, 2022, the Company acquired 303 retail net lease assets for approximately $1.20 billion, which includes acquisition and closing costs and the assumption of a $42.3 million mortgage note. These properties are located in 42 states and are leased to 76 different tenants operating in 27 diverse retail sectors for a weighted average lease term of approximately 10.1 years. The underwritten weighted-average capitalization rate on the Company’s acquisitions during the nine months ended September 30, 2022 was approximately 6.1%.2

Dispositions

During the three months ended September 30, 2022, the Company sold one property for net proceeds of $20.0 million and recorded a net gain of $3.0 million. During the nine months ended September 30, 2022, the Company sold six properties for net proceeds of $43.9 million and recorded a net gain of $5.3 million. The capitalization rate on the Company’s dispositions during the nine months ended September 30, 2022 was approximately 6.5%.2

2 When used within this discussion, “weighted-average capitalization rate” for acquisitions and dispositions is defined by the Company as the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the purchase and sales prices for occupied properties.

Development and Partner Capital Solutions

During the three months ended September 30, 2022, the Company commenced two development or Partner Capital Solutions projects.  At September 30, 2022, the Company had 20 development or Partner Capital Solutions projects under construction. During the nine months ended September 30, 2022, the Company completed five development or Partner Capital Solutions projects.

Comparison of Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021

	Three Months Ended		Variance
	September 30, 2022	September 30, 2021	(in dollars)	(percentage)
Rental Income	$110,031	$87,469	$22,562	26%
Real Estate Tax Expense	$8,526	$6,957	$1,569	23%
Property Operating Expense	$4,557	$3,189	$1,368	43%
Depreciation and Amortization Expense	$35,157	$24,488	$10,669	44%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisitions and the ownership of an increased number of properties during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, as further described under Results of Operations - Overall above.

General and administrative expenses increased $1.3 million, or 23%, to $7.0 million for the three months ended September 30, 2022, compared to $5.7 million for the three months ended September 30, 2021. The increase was primarily the result of increased employee headcount and increased compensation costs. General and administrative expenses as a percentage of total revenue decreased to 6.4% in the third quarter of 2022 from 6.5% in the third quarter of 2021.

Interest expense increased $4.0 million, or 31%, to $17.1 million for the three months ended September 30, 2022, compared to $13.1 million for the three months ended September 30, 2021. The increase in interest expense was primarily a result of higher levels of borrowings in the third quarter of 2022 in comparison to the third quarter of 2021 as well as higher interest rates under the Revolving Credit Facility. Borrowings increased, primarily from the issuance of $300 million of 2032 Senior Unsecured Public Notes completed in August 2022 (see Liquidity and Capital Resources – Debt below), in order to finance the acquisition and development of additional properties.

Gain on sale of assets decreased $0.5 million, or 14%, to $3.0 million for the three months ended September 30, 2022, compared to $3.5 million for the three months ended September 30, 2021.  Gains on sales of assets are dependent on levels of disposition activity and the assets’ bases relative to their sales prices.  As a result, such gains are not necessarily comparable period-to-period.

Income tax expense increased $0.3 million, or 85%, to $0.7 million for the three months ended September 30, 2022, compared to $0.4 million for the three months ended September 30, 2021. The increase in income tax expense was primarily driven by state and local taxes due to the acquisition and the ownership of additional properties during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Net income increased $2.8 million, or 7%, to $39.6 million for the three months ended September 30, 2022, compared to $36.8 million for the three months ended September 30, 2021.  The change was the result of the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders increased $1.2 million, or 3% to $37.6 million for the three months ended September 30, 2022, compared to $36.4 million for the three months ended September 30, 2021.  The allocation of income to the preferred stockholders began upon the September 2021 issuance of the Series A Preferred Stock – see Liquidity and Capital Resources - Equity below.

Comparison of Nine months Ended September 30, 2022 to Nine months Ended September 30, 2021

	Nine Months Ended		Variance
	September 30, 2022	September 30, 2021	(in dollars)	(percentage)
Rental Income	$313,136	$247,722	$65,414	26%
Real Estate Tax Expense	$24,117	$18,812	$5,305	28%
Property Operating Expense	$13,575	$9,944	$3,631	37%
Depreciation and Amortization Expense	$95,666	$69,164	$26,502	38%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisitions and the ownership of an increased number of properties during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, as further described under Results of Operations - Overall above.

General and administrative expenses increased $3.5 million, or 18%, to $22.3 million for the nine months ended September 30, 2022, compared to $18.8 million for the nine months ended September 30, 2021. The increase was primarily the result of increased employee headcount and increased compensation costs. General and administrative expenses as a percentage of total revenue decreased to 7.1% during the nine months ended September 30, 2022 from 7.6% during the nine months ended September 30, 2021.

Interest expense increased $9.3 million, or 25%, to $46.6 million for the nine months ended September 30, 2022, compared to $37.3 million for the nine months ended September 30, 2021. The increase in interest expense was primarily a result of higher levels of borrowings during the nine-months ended September 30, 2022 in comparison to the comparative period in 2021 as well as higher interest rates under the Revolving Credit Facility. Borrowings increased in order to finance the acquisition and development of additional properties.

Gain on sale of assets decreased $7.9 million, or 60%, to $5.3 million for the nine months ended September 30, 2022, compared to $13.2 million for the nine months ended September 30, 2021.  Gains on sales of assets are dependent on levels of disposition activity and the assets’ bases relative to their sales prices.  As a result, such gains are not necessarily comparable period-to-period.

Income tax expense increased $0.2 million, or 13%, to $2.1 million for the nine months ended September 30, 2022, compared to $1.9 million for the nine months ended September 30, 2021. The increase in income tax expense was due to the acquisitions and the ownership of an increased number of properties during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, partially offset by additional tax expense of approximately $0.5 million recognized during 2021 relating to the true-up of expense upon filing of the 2020 annual tax returns.

In May 2021, the Company used the net proceeds from the offering of the 2028 Senior Unsecured Public Notes and the 2033 Senior Unsecured Public Notes (see Liquidity and Capital Resources – Debt - Senior Unsecured Notes – Public Offerings and Unsecured Term Loans below) to repay all amounts outstanding under its unsecured term loans and settle the related swap agreements. The Company incurred a charge of $14.6 million upon this repayment and settlement, including swap termination costs of $13.4 million and the write-off of previously unamortized debt issuance costs of $1.2 million.

Net income increased $22.4 million, or 25%, to $112.0 million for the nine months ended September 30, 2022, compared to $89.6 million for the nine months ended September 30, 2021.  The change was the result of the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders increased $17.1 million, or 19% to $105.9 million for the nine months ended September 30, 2022, compared to $88.8 million for the nine months ended September 30, 2021.  The allocation of income to the preferred stockholders began upon the September 2021 issuance of the Series A Preferred Stock – see below.

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

The Company expects to meet its short-term liquidity requirements through cash and cash equivalents held as of September 30, 2022, cash provided from operations and borrowings under its Revolving Credit Facility.  As of September 30, 2022, available cash and cash equivalents, including cash held in escrow, was $251.5 million. The increase in cash and cash equivalents as of September 30, 2022 was due to cash provided by operations, the $300 million 2032 Senior Unsecured Public Notes issued in August 2022 (see Liquidity and Capital Resources – Debt – Senior Unsecured Notes – Public Offerings and Unsecured Term Loans below) as well as the settlement of all forward sale agreements under the 2021 and 2022 ATM Programs (see Liquidity and Capital Resources - Equity – ATM Programs below), partially offset by acquisitions completed and the repayment of the borrowings under the Revolving Credit Facility.

As of September 30, 2022, the Company had no amounts outstanding on its revolving credit facility and $1 billion available for future borrowings, subject to its compliance with covenants. The Company anticipates funding its long-term capital needs through cash and cash equivalents held, cash provided from operations, borrowings under its Revolving Credit Facility, and the issuance of debt and common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

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

Capitalization

As of September 30, 2022, the Company’s total enterprise value was approximately $7.82 billion. Total enterprise value consisted of $6.01 billion of common equity (based on the September 30, 2022 closing price of the Company’s common stock on the NYSE of $67.58 per common share and assuming the conversion of Operating Partnership Common Units), $175.0 million of preferred equity (stated at liquidation value) and $1.63 billion of total net debt including (i) $1.81 billion of senior unsecured notes; (ii) $74.3 million of mortgage notes payable, less (iii) cash and cash equivalents and cash held in escrow of $251.5 million. The Company’s total debt to enterprise value was 24.1% at September 30, 2022.

At September 30, 2022, the non-controlling interest in the Operating Partnership consisted of a 0.4% common ownership interest in the Operating Partnership. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of Company common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all Operating Partnership Common Units, there would have been 88,920,867 shares of common stock outstanding at September 30, 2022.

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

In May 2022, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase additional 750,000 shares, in connection with forward sale agreements. The offering resulted in net proceeds to the Company of approximately $386.7 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreements.

In October 2022, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 750,000 shares, in connection with forward sale agreements. Upon settlement, the offering is anticipated to raise net proceeds of approximately $381.7 million after deducting fees and making certain other adjustments as provided in the equity distribution agreements.

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

ATM Programs

2021 ATM Program

In February 2021, the Company entered into a $500.0 million ATM program (the “2021 ATM Program”) through which the Company, from time to time, may sell shares of common stock. In addition to selling shares of common stock, the Company has entered into forward sale agreements through the 2021 ATM Program.

As of December 31, 2021, the Company entered into forward sale agreements to sell an aggregate of 2,125,296 shares of common stock under the 2021 ATM Program. The Company had not settled any shares of these forward sale agreements as of December 31, 2021. During 2022, the Company entered into additional forward sale agreements to sell 3,328,679 shares of common stock, resulting in an aggregate of 5,453,975 shares of common stock sold under the 2021 ATM Program. As of September 30, 2022, the Company had settled all forward sale agreements under the 2021 ATM Program realizing net proceeds of approximately $379.1 million.

The 2021 ATM Program was terminated simultaneously with the establishment of the 2022 ATM Program, which is discussed below. As a result, no future issuances will occur under the 2021 ATM Program.

2022 ATM Program

In September 2022, the Company entered into a new $750.0 million ATM program (the “2022 ATM Program”), through which the Company, from time to time, may sell shares of common stock. In addition to selling shares of common stock, the Company has entered into forward sale agreements through the 2022 ATM Program.

As of September 30, 2022, the Company entered into forward sale agreements to sell an aggregate of 245,591 shares of common stock. As of September 30, 2022, the Company settled all forward sale agreements under the 2022 ATM Program realizing net proceeds of approximately $18.1 million.

After considering the 245,591 shares of common stock subject to forward sale agreements issued under the 2022 ATM Program, the Company had approximately $731.8 million of availability remaining under the 2022 ATM Program as of September 30, 2022.

Debt

The below table summarizes the Company’s outstanding debt as of September 30, 2022 and December 31, 2021 (presented in thousands):

	All-in			Principal Amount Outstanding
Senior Unsecured Revolving Credit Facility	Interest Rate		Maturity	September 30, 2022	December 31, 2021
Revolving Credit Facility (1)	3.92%		January 2026	$—	$160,000
Total Credit Facility				$—	$160,000

Senior Unsecured Notes
2025 Senior Unsecured Notes	4.16%		May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%		May 2027	50,000	50,000
2028 Senior Unsecured Public Notes (2)	2.11%		June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%		July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%		September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%		September 2030	125,000	125,000
2030 Senior Unsecured Public Notes (2)	3.49%		October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%		October 2031	125,000	125,000
2032 Senior Unsecured Public Notes (2)	3.96%	(3)	October 2032	300,000	—
2033 Senior Unsecured Public Notes (2)	2.13%		June 2033	300,000	300,000
Total Senior Unsecured Notes				$1,810,000	$1,510,000

Mortgage Notes Payable
CMBS Portfolio Loan	3.60%		January 2023	$23,640	$23,640
Single Asset Mortgage Loan	5.01%		September 2023	4,622	4,622
Portfolio Credit Tenant Lease	6.27%		July 2026	3,741	4,373
Four Asset Mortgage Loan	3.63%		December 2029	42,250	—
Total Mortgage Notes Payable				$74,253	$32,635

Total Principal Amount Outstanding				$1,884,253	$1,702,635

(1) The annual interest rate of the Revolving Credit Facility (defined below) assumes one-month LIBOR as of September 30, 2022 of 3.14%.

(2) The principal amounts outstanding are presented excluding their original issue discounts.

(3) All-in interest rate considers the straight-line amortization of the terminated swap agreements. Using the effective interest rate method to account for the impact of the terminated swap agreements results in an effective interest rate of 3.76%.

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

Unsecured Term Loan Facilities

In May 2021, the Company used the net proceeds from the offering of the 2028 Senior Unsecured Public Notes and the 2033 Senior Unsecured Public Notes (see Senior Unsecured Notes – Public Offerings below) to repay all amounts outstanding under its unsecured term loans and settle the related swap agreements.  The Company incurred a charge of $14.6 million upon this repayment and settlement, including swap termination costs of $13.4 million and the write-off of previously unamortized debt issuance costs of $1.2 million.

Senior Unsecured Notes – Private Placement

The Senior Unsecured Notes, 2027 Senior Unsecured Notes, 2028 Senior Unsecured Notes, 2029 Senior Unsecured Notes, 2030 Senior Unsecured Notes, and 2031 Senior Unsecured Notes (collectively the “Private Placements”) are private placements to individual investors. The Private Placements did not involve a public offering in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

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

Senior Unsecured Notes – Public Offerings

The 2030 Senior Unsecured Public Notes, 2028 Senior Unsecured Public Notes, 2033 Senior Unsecured Public Notes and 2032 Senior Unsecured Public Notes,  (collectively the “Public Notes”) are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership. The Public Notes are governed by an Indenture, dated August 17, 2020, among the Operating Partnership, the Company and respective trustee (as amended and supplemented by an officer’s certificate dated at the issuance of each of the Public Notes). The Indenture, as amended, contains various restrictive covenants, including limitations on the ability of the guarantors and the issuer to incur additional indebtedness and requirements to maintain a pool of unencumbered assets.

In August 2020, in connection with the 2030 Senior Unsecured Public Notes, the Operating Partnership issued $350 million aggregate principal amount of notes at a stated interest rate of 2.90% due October 2030. The Company terminated related swap agreements of $200 million that hedged the 2030 Senior Unsecured Public Notes, paying $23.4 million upon termination. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the $350 million aggregate principal amount of 2030 Senior Unsecured Public Notes is 3.49%.

In May 2021, in connection with the 2028 Senior Unsecured Public Notes and 2033 Senior Unsecured Public Notes, the Operating Partnership issued $350 million aggregate principal amount of notes at a stated interest rate of 2.00% due June 2028 and $300 million aggregate principal amount of notes at a stated interest rate of 2.60% due June 2033, respectively.

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

In August 2022, the Operating Partnership issued the 2032 Senior Unsecured Public Notes in an underwritten public offering of $300 million aggregate principal amount of notes with a stated interest rate of 4.80% due October 2032. The Company terminated related swap agreements of $300 million notional amount that hedged the 2032 Senior Unsecured Public Notes, receiving $28.4 million upon termination. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the 2032 Senior Unsecured Public Notes is 3.96%.

Mortgage Notes Payable

As of September 30, 2022, the Company had total gross mortgage indebtedness of $74.3 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $113.7 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.84% as of September 30, 2022 and 4.16% as of December 31, 2021.

In connection with a four-property acquisition completed during the nine months ended September 30, 2022, the Company assumed an interest only, mortgage note payable with a principal balance of $42.3 million, stated interest rate of 3.63% and matures December 2029.  As part of the purchase price allocation completed, the mortgage debt was fair valued as of the date of acquisition resulting in a $2.5 million debt discount.

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

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of September 30, 2022, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of September 30, 2022.

Cash Flows

Operating - Most of the Company’s cash from operations is generated by rental income from its investment portfolio.  Net cash provided by operating activities for the nine months ended September 30, 2022 increased by $83.0 million over the same period in 2021, primarily due to the increase in the size of the Company’s real estate investment portfolio and the settlement of forward-starting interest rate swaps.

Investing - Net cash used in investing activities was $114.3 million higher during the nine months ended September 30, 2022, compared to the same period in 2021.  Acquisitions of properties during the nine months ended September 30, 2022 were $83.3 million higher than the same period in 2021, due to overall increases in the level of acquisition activity.  Development costs during the nine months ended September 30, 2022 were $28.2 million higher than the same period in 2021, due to the increased number of development projects ongoing in 2022 as compared to 2021.  Proceeds from asset sales decreased by $2.9 million during the nine months ended September 30, 2022 compared to the same period in 2021. Proceeds from asset sales are dependent on levels of disposition activity and the specific assets sold. Proceeds from asset sales are not necessarily comparable period-to-period.

Financing - Net cash provided by financing activities increased by $142.8 million during the nine months ended September 30, 2022, compared to the same period in 2021.  Net proceeds from the issuance of common stock increased by $501.0 million during the nine months ended September 30, 2022, compared to the same period in 2021.  Net proceeds from the issuance of the Series A Preferred Stock decreased $170.3 million due to the issuance of the Series A Preferred Stock during September 2021.

Net repayments on the Revolving Credit Facility increased by $68.0 million during the nine months ended September 30, 2022, compared to the same period in 2021. Net proceeds from the issuance of senior unsecured notes and unsecured term loans decreased by $103.1 million during the nine months ended September 30, 2022, compared to the same period in 2021. During August 2022, the Company received proceeds of $297.5 million from the issuance of the $300 million 2032 Senior Unsecured Public Notes, issued primarily to reduce amounts outstanding under the Revolving Credit Facility and fund property acquisitions and development activity.  During the nine months ended September 30, 2021, the company received proceeds of $640.6 million from the issuance of the $350 million 2028 Senior Unsecured Notes and the $300 million 2033 Senior Unsecured Public Notes, issued primarily to fund property acquisitions and pay off $240.0 million in unsecured term loans.

Total dividends and distributions paid to its common and preferred stockholders and non-controlling owners increased by $15.4 million during the nine months ended September 30, 2022, compared to the same period in 2021, due to the issuance of preferred stock in September 2021, the change from a quarterly dividend to a monthly dividend beginning in 2021 and the increase in the annualized common dividend rate. The Company distributed $5.6 million to preferred shareholders in the first nine months of 2022 while no amounts were distributed in the same period of 2021 as the preferred stock was issued in September 2021. Dividends paid during the nine months ended September 30, 2022 included the monthly dividends declared in December 2021 through August 2022. Dividends paid during the nine months ended September 30, 2021 included the quarterly dividend declared in December 2020 and the monthly dividends declared in January 2021 through August 2021. The Company’s annualized common stock dividend during the third quarter of 2022 is $2.808 per common share, a 7.8% increase over the annualized $2.604 per common share declared in the third quarter of 2021.

Material Cash Requirements

In conducting our business, the Company enters into contractual obligations, including those for debt and operating leases for land.

Detail on these obligations as of September 30, 2022, including expected settlement periods, is contained below (presented in thousands):

	2022
	(remaining)	2023	2024	2025	2026	Thereafter	Total
Mortgage Notes Payable	$218	$29,167	$963	$1,026	$629	$42,250	$74,253
Revolving Credit Facility (1)	—	—	—	—	—	—	—
Senior Unsecured Notes	—	—	—	50,000	—	1,760,000	1,810,000
Land Lease Obligations	383	1,533	7,449	1,197	1,195	29,851	41,608
Estimated Interest Payments on Outstanding Debt	15,694	61,862	61,578	60,298	59,370	234,103	492,905
Total	$16,295	$92,562	$69,990	$112,521	$61,194	$2,066,204	$2,418,766

(1)	The Revolving Credit Facility had no outstanding balance as of September 30, 2022. The Revolving Credit Facility matures in January 2026, with options to extend the maturity to extend its maturity date by six months up to two times, for a maximum maturity of January 2027.

In addition to items reflected in the table above, the Company has issued preferred stock with cumulative cash dividends, as described under Equity – Preferred Stock Offering above.

During the third quarter 2022 the Company had 22 development or Partner Capital Solutions projects completed or under construction, for which 20 remain under construction as of September 30, 2022. Anticipated total costs for the 20 projects are approximately $64.2 million. These construction commitments will be funded using cash provided from operations, current capital resources on hand, and/or other sources of funding available to the Company.

The Company’s recurring obligations under its tenant leases for maintenance, taxes, and/or insurance will also be funded through the cash sources available to the Company described earlier.

Dividends

During the quarter ended September 30, 2022, the Company declared monthly dividends of $0.234 per common share for July, August and September 2022. The holder of the Operating Partnership Common Units is entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for July and August were paid during the quarter. The September dividends and distributions were recorded as a liability on the Condensed Consolidated Balance Sheet at September 30, 2022 and were paid on October 14, 2022.

During the quarter ended September 30, 2022, the Company declared monthly dividends on the Series A Preferred Shares for July, August and September 2022.  The September dividend was recorded as a liability on the Condensed Consolidated Balance Sheet at September 30, 2022 and was paid on October 3, 2022.

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

Reconciliations

The following table provides a reconciliation of net income to FFO, Core FFO and AFFO for the three and nine months ended September 30, 2022 and 2021 (presented in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Reconciliation from Net Income to Funds from Operations
Net income	$39,577	$36,830	$111,996	$89,570
Less Series A preferred stock dividends	1,859	289	5,578	289
Net income attributable to Operating Partnership common unitholders	37,718	36,541	106,418	89,281
Depreciation of rental real estate assets	23,073	17,019	63,842	48,439
Amortization of lease intangibles - in-place leases and leasing costs	11,836	7,310	31,307	20,263
Provision for impairment	—	—	1,015	—
(Gain) loss on sale or involuntary conversion of assets, net	(2,885)	(3,470)	(5,161)	(13,285)
Funds from Operations - Operating Partnership common unitholders	$69,742	$57,400	$197,421	$144,698

Loss on extinguishment of debt and settlement of related hedges	—	—	—	14,614
Amortization of above (below) market lease intangibles, net and assumed mortgage debt discount, net	8,458	6,615	25,007	16,630
Core Funds from Operations - Operating Partnership common unitholders	$78,200	$64,015	$222,428	$175,942

Straight-line accrued rent	(3,189)	(3,215)	(9,419)	(8,779)
Stock based compensation expense	1,514	986	4,892	3,967
Amortization of financing costs	791	203	2,070	692
Non-real estate depreciation	248	159	517	462
Adjusted Funds from Operations - Operating Partnership common unitholders	$77,564	$62,148	$220,488	$172,284

Funds from Operations per common share and partnership unit - diluted	$0.86	$0.82	$2.59	$2.18
Core Funds from Operations per common share and partnership unit - diluted	$0.97	$0.92	$2.92	$2.65
Adjusted Funds from Operations per common share and partnership unit - diluted	$0.96	$0.89	$2.89	$2.60

Weighted average shares and Operating Partnership common units outstanding
Basic	80,048,755	69,450,119	75,709,202	65,971,339
Diluted	80,937,065	69,939,467	76,238,311	66,299,732

Additional supplemental disclosure
Scheduled principal repayments	$214	$201	$633	$594
Capitalized interest	$554	$36	$816	$200
Capitalized building improvements	$3,135	$1,921	$6,977	$4,376

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

	2022
	(remaining)	2023	2024	2025	2026	Thereafter	Total
Mortgage Notes Payable	$218	$29,167	$963	$1,026	$629	$42,250	$74,253
Average Interest Rate	6.27%	3.91%	6.27%	6.27%	6.27%	3.63%

Revolving Credit Facility (1)	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate

Senior Unsecured Notes	$—	$—	$—	$50,000	$—	$1,760,000	$1,810,000
Average Interest Rate				4.16%		3.28%

(1)	The Revolving Credit Facility had no outstanding balance as of September 30, 2022. The Revolving Credit Facility matures in January 2026, with options to extend the maturity date by six months up to two times, for a maximum maturity of January 2027.

The fair value is estimated to be $68.4 million and $1.51 billion for mortgage notes payable and senior unsecured notes, respectively, as of September 30, 2022.

The table above incorporates those exposures that exist as of September 30, 2022; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

The Company does not use derivative instruments for trading or other speculative purposes and the Company did not have any outstanding derivative instruments or hedging activities as of September 30, 2022.

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

4.1

Indenture Officer’s Certificate, dated as of August 22, 2022, among the Issuer, the Parent Guarantor and the Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 22, 2022).

4.2	Form of Global Note for 4.800% Notes due 2032 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 22, 2022).

4.3	Form of 2032 Guarantee by and among the Issuer, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 22, 2022).

*22	Subsidiary Guarantors of Agree Realty Corporation

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer

**32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

**32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer

*101

The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the three months ended September 30, 2022 formatted in Inline iXBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

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

Date: November 1, 2022