Form 10-K
period 2022-12-31
AGREE REALTY CORP
filed 2023-02-14
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ⌧

The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was $5,759,057,053 as of June 30, 2022, based on the closing price of $72.13 on the New York Stock Exchange on that date.

At February 13, 2023, there were 90,173,424 shares of common stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholder meeting to be held in 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K as noted herein.

AGREE REALTY CORPORATION

PART I

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors, however, is the adverse effect of macroeconomic conditions and of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The extent to which macroeconomic trends and COVID-19 impact the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of macroeconomic conditions and the COVID-19 pandemic. Additional factors which may cause actual results to differ materially from current expectations include, but are not limited to: changes in general economic, financial and real estate market conditions; the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies; the Company’s concentration with certain tenants and in certain markets, which may make the Company more susceptible to adverse events; changes in the Company’s business strategy; risks that the Company’s acquisition and development projects will fail to perform as expected; adverse changes and disruption in the retail sector and the financing stability of the Company’s tenants, which could impact tenants’ ability to pay rent and expense reimbursement; the Company’s ability to pay dividends; risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; loss of key management personnel; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; the Company’s ability to renew or re-lease space as leases expire; limitations in the Company’s tenants’ leases on real estate tax, insurance and operating cost reimbursement obligations; loss or bankruptcy of one or more of the Company’s major tenants, and bankruptcy laws that may limit the Company’s remedies if a tenant becomes bankrupt and rejects its leases; potential liability for environmental contamination, which could result in substantial costs; the Company’s level of indebtedness, which could reduce funds available for other business purposes and reduce the Company’s operational flexibility; covenants in the Company’s credit agreements and unsecured notes, which could limit the Company’s flexibility and adversely affect its financial condition; credit market developments that may reduce availability under the Company’s revolving credit facility; an increase in market interest rates which could raise the Company’s interest costs on existing and future debt; a decrease in interest rates, which may lead to additional competition for the acquisition of real estate or adversely affect the Company’s results of operations; the Company’s hedging strategies, which may not be successful in mitigating the Company’s risks associated with interest rates; legislative or regulatory changes, including changes to laws governing real estate investment trusts (“REITs”); the Company’s ability to maintain its qualification as a REIT for federal income tax purposes and the limitations imposed on its business by its status as a REIT; and the Company’s failure to qualify as a REIT for federal income tax purposes, which could adversely affect the Company’s operations and ability to make distributions.

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

Item 1:       Business

General

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994. The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership of which the Company is the sole general partner and in which it held a 99.6% common interest as of December 31, 2022. Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

As of December 31, 2022, the Company’s portfolio consisted of 1,839 properties located in 48 states and totaling approximately 38.1 million square feet of Gross Leasable Area (“GLA”). The portfolio was approximately 99.7% leased and had a weighted average remaining lease term of approximately 8.8 years. A significant majority of the Company’s properties are leased to national tenants and approximately 67.8% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

As of December 31, 2022, the Company had 76 full-time employees, covering acquisitions, development, legal, asset management, accounting, finance, administrative and executive functions.

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

Recent Developments

For a discussion of business developments that occurred in 2022, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” later in this report.  Certain summarized highlights are contained below.

Investments and Disposition Activity

During 2022, the Company completed approximately $1.62 billion of investments in net leased retail real estate, including acquisition and closing costs. Total investment volume includes the acquisition of 434 properties for an aggregate purchase price of approximately $1.6 billion and the completed development of seven properties for an aggregate cost of approximately $22.5 million. These 441 properties are net leased to tenants operating in 27 sectors and are located in 43 states. These assets are 100% leased for a weighted average lease term of approximately 10.2 years.

During 2022, the Company sold seven assets for net proceeds of $44.9 million.

Leasing

During 2022, excluding properties that were sold, the Company executed new leases, extensions or options on approximately 850,000 square feet of GLA throughout its portfolio. The annualized base contractual rent associated with these new leases, extensions or options is approximately $8.6 million.

Dividends

The Company increased its monthly dividend per common share from $0.227 to $0.234 in April 2022 and further increased the monthly dividend per common share to $0.240 in October 2022.

The December 2022 dividend per share of $0.240 represents an annualized dividend of $2.88 per share and an annualized dividend yield of approximately 4.1% based on the last reported sales price of our common stock listed on the NYSE of $70.93 on December 30, 2022.

The Company has routinely paid cash dividends to our common shareholders. Common cash dividends were paid quarterly for 107 consecutive quarters between 1994 and 2020 prior to moving to monthly common cash dividends in 2021. We have since paid 25 consecutive monthly dividends. Although we expect to continue our policy of paying regular dividends, we cannot guarantee that we will maintain our current level of common dividends, that we will continue our recent pattern of increasing dividends per share or what our actual dividend yield will be in any future period.

In addition to its common dividends, the Company paid monthly cash dividends on its 4.25% Series A Cumulative Redeemable Preferred Stock.

Financing

Equity

During 2022, the Company completed two follow-on public offerings totaling 11,500,000 shares of common stock under its shelf registration statement, in connection with forward sale agreements. Upon settlement, these offerings are anticipated to raise total net proceeds of $767.4 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreements. During 2022, the Company settled 7,350,000 shares of common stock under these forward sale agreements, realizing net proceeds of $492.9 million. In addition, the Company settled 5,750,000 shares of common stock under a forward settlement agreement related to a follow-on public offering from December 2021, realizing net proceeds of $368.7 million.

In September 2022, the Company entered into a new $750 million at-the-market (“ATM”) program (the “2022 ATM Program”) through which the Company, from time to time, may sell shares of common stock and/or enter into forward sale agreements.

During 2022, the Company settled 5,453,975 shares of common stock under predecessor ATM programs, generating net proceeds of $379.1 million.  Additionally, the Company completed forward sale agreements under the 2022 ATM Program for 4,350,232 shares of common stock, for anticipated future net proceeds of $300.9 million. The Company has settled 245,591 shares of these forward sale agreements as of December 31, 2022 for net proceeds of approximately $18.1 million, after deducting fees and expenses. The Company is required to settle these forward agreements by various dates between November and December 2023.

After considering the 4,350,232 shares of common stock subject to forward sale agreements under the 2022 ATM Program, the Company had approximately $446.6 million of availability remaining under the 2022 ATM Program as of December 31, 2022.

Debt

In April 2022, and in connection with a four-property acquisition, the Company assumed an interest only, mortgage note payable with a principal balance of $42.3 million, stated interest rate of 3.63%, and maturity in December 2029.

In August 2022, the Operating Partnership completed an underwritten public offering of $300 million aggregate principal amount of 4.80% Notes due 2032 (the “2032 Senior Unsecured Public Notes”). The 2032 Senior Unsecured Public Notes are fully and unconditionally guaranteed by the Company and certain wholly owned subsidiaries of the Operating Partnership.  Considering the effect of terminated swap agreements relating to these notes, the blended all-in rates for the $300 million principal amount is 3.96%.

In November 2022, the Company entered into a First Amendment to the Third Amended and Restated Revolving Credit Agreement which converted the interest rate on its $1.0 billion senior unsecured revolving credit facility (the "Revolving Credit Facility") from a spread over LIBOR to a spread over Secured Overnight Financing Rate (“SOFR”), plus a SOFR adjustment of 10 basis points. No other changes were made to the Revolving Credit Facility as a result of the amendment.

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

Partner Capital Solutions: We launched our PCS program in April 2012. Our PCS program allows us to acquire properties or development opportunities by partnering with private developers or retailers on their in-process developments. We offer construction expertise and access to capital to facilitate the successful completion of their projects. We typically take fee simple ownership of PCS projects upon completion.

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

As of December 31, 2022, the Company’s ratio of total debt to enterprise value, assuming the conversion of common limited partnership interests in the Operating Partnership (“Operating Partnership Common Units”) into shares of common stock, was approximately 23.0%, and its ratio of total debt to total gross assets (before accumulated depreciation) was approximately 27.9%.

As of December 31, 2022, our total debt outstanding before deferred financing costs and original issue discount was $1.96 billion, including $50.4 million of secured mortgage debt that had a weighted average fixed interest rate of 3.94% and a weighted average maturity of 6.2 years, $1.81 billion of unsecured borrowings that had a weighted average fixed interest rate of 3.31% (including the effects of previously settled, forward interest rate swap agreements) and a weighted average maturity of 7.8 years, and $100.0 million of floating rate borrowings under our revolving credit facility at a weighted average interest rate of approximately 5.14%.

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

Significant Tenants

No tenant accounted for more than 10.0% of our annualized base rent as of December 31, 2022. See “Item 2 – Properties” for additional information on our top tenants and the composition of our tenant base.

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

Americans with Disabilities Act of 1990

Our properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). Investigation of a property may reveal non-compliance with the ADA. Our tenants will typically have primary responsibility for complying with the ADA, but we may incur costs if the tenant does not comply. As of December 31, 2022, we have not received notice from any governmental authority, nor are we otherwise aware, of any non-compliance with the ADA that we believe would have a material adverse effect on our business, financial position or results of operations.

Human Capital

Team Members and Values

As of December 31, 2022, the Company had 76 full-time team members covering acquisitions, development, legal, asset management, accounting, finance, administrative, and executive functions as compared to 57 full-time team members as of December 31, 2021. The increased headcount is attributable to the Company’s need to support its current and future portfolio growth.

Our core values are the foundation of our Company culture and include:

●	We are a team. We all roll up our sleeves and dig in, no matter the task.
●	We achieve results by making consistent, disciplined decisions.
●	We have a resilient mindset to achieve and exceed our goals.
●	We push ourselves to be the best we can at our position and embrace the opportunities that new challenges present.

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

Our compensation philosophies include:

●	Total compensation that is both fair and competitive. The Company seeks fairness in total compensation with reference to external and internal comparisons.
●	Attract, retain and motivate team members. Compensation is used to achieve business objectives by attracting, retaining and motivating top talent.

●	Reward superior individual and Company performance on both a short-term and long-term basis. Performance-based pay aligns the interests of management with the interests of our stockholders and motivates and rewards individual efforts and company success.
●	Align executives’ and team members’ long-term interests with those of our stockholders. The Company seeks to align these interests by providing a significant portion of executive officer compensation in the form of restricted common stock. In addition, all team members are eligible to receive a portion of compensation in the form of restricted common stock.

The structure of our compensation programs balance incentive earnings for both short-term and long-term performance. Specifically, the programs include a base salary, incentive compensation through annual cash bonuses and equity participation, and a retirement plan with Company match.

The “Agree Wellness Program” affords team members paid time off and holidays, fully equipped on-site fitness amenities, and leaves of absence for specified events.  Insurance coverages are provided for all team members and their dependents, including medical, dental, vision, disability, and life insurance. The Company pays 100% of medical, short-term, long-term, and life insurance premiums for team members and their families.

COVID-19

During 2022, we have continued to focus on the safety of our team members in response to the COVID-19 pandemic.  To do so we have:

●	When warranted, closed our offices for non-essential functions and offered remote work flexibility;
●	Provided personal protective equipment and maintained cleaning protocols;
●	Maintained regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
●	Continued screening of any team members and vendors at our offices;
●	Maintained protocols to address actual and suspected COVID-19 cases and potential exposure; and
●	Continued employing protocols regarding required masks and social distancing

Environmental, Social and Governance (“ESG”)

As part of the Company’s commitment to continuously improving our understanding of and performance across material ESG topics, the Company engaged a third-party consultant in 2022 to help identify opportunities for improvement across our programs, policies, and disclosures to meet the expectations of our stakeholders. This process resulted in a three-year action plan and roadmap for the Company to enhance its ESG program through oversight structures, risk management, policies, data collection, reporting, and stakeholder engagement.

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

The Company’s focus on industry leading, national and super-regional retailers provides for long-term relationships with some of the most environmentally conscientious retailers in the world. This is particularly meaningful because the Company’s portfolio is primarily comprised of properties that are leased to tenants under long-term net leases where the tenant is generally responsible for maintaining the property and implementing environmentally responsible practices. We are proud to know that our tenants have pioneered the use of environmentally-preferable solutions in their business practices in many ways.  In 2022, the Company enhanced its engagement with its retail partners on shared sustainability initiatives, introduced green lease language into its standard lease forms, and executed leases that contained green clauses with several tenants. Additionally, the Company’s award-winning headquarters utilize green technologies including programmable thermostats, Low-E window glass, LEED HVAC systems and LED occupancy-sensored lighting.

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

The Board has adopted an insider trading policy that applies to all directors, officers and team members.  The Company does not have a stockholder rights plan (“poison pill”) and maintains stock ownership guidelines for directors and named executive officers requiring specified levels of stock ownership.  Time-vested stock grants to officers and team members vest over a five-year period to provide long-term alignment, while performance-based stock grants to named executive officers utilize total shareholder return, with the amount of the grants intended to increase as total returns to stockholders increase, further enhancing alignment.  Our board of directors has established a succession plan for the Chief Executive Officer to cover emergencies and other occurrences.  Finally, the Company annually submits “say-on-pay” advisory votes to its stockholders.

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

Our properties are located in 48 states throughout the United States and in particular, the state of Texas (where 124 properties out of 1,839 properties are located, or 7.3% of our annualized base rent was derived as of December 31, 2022), Ohio (122 properties, or 5.7% of our annualized base rent) Florida (116 properties, or 5.6% of our annualized base rent), Michigan (101 properties, or 5.6% of our annualized base rent), and Illinois (106 properties, or 5.5% of our annualized rent). An economic downturn or other adverse events or conditions such as natural disasters in any of these areas, or any other area where we may have significant concentration in the future, could result in a material reduction of our cash flows or material losses to our company.

Our tenants are concentrated in certain retail sectors, which makes us susceptible to adverse conditions impacting these sectors.

As of December 31, 2022, 9.1%, 8.9% and 8.9% of our annualized contractual base rent and interest were derived from tenants operating in the home improvement, grocery store, and tire and auto service sectors, respectively.  Similarly, we have concentrations in other sectors such as dollar stores, convenience stores, and general merchandise.  Any decrease in consumer demand for the products and services offered by our tenants operating in any industries for which we have concentrations could have an adverse effect on our tenants’ revenues, costs and results of operations, thereby adversely affecting their ability to meet their lease obligations to us.  As we continue to invest in properties, our portfolio may become more or less concentrated by industry sector.

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

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes and we rely on commercially available systems, software, tools and monitoring to provide infrastructure and security for processing, transmitting and storing information. Any failure, inadequacy or interruption could materially harm our business. Furthermore, our business is subject to risks from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber-attack. Cybersecurity incidents could cause operational interruption, damage to our business relationships, private data exposure (including personally identifiable information, or proprietary and confidential information, of ours and our team members, as well as third parties) and affect the efficiency of our business operations. Any such incidents could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information and reduce the benefits of our technologies. Further, while we carry cyber liability insurance, such insurance may not be adequate to cover all losses related to such events.

Our environmental, social and governance commitments could result in additional costs, and our inability to achieve them could have an adverse impact on our reputation and performance.

From time to time we communicate our strategies, commitments and targets related to sustainability and other environmental, social and governance matters. These strategies, commitments and targets reflect our current plans and aspirations, and we may be unable to achieve them. We may from time to time incur additional expense to meet such targets. Any failure to meet these sustainability targets could adversely impact our business, financial condition and results of operations. In addition, standards and processes for measuring and reporting carbon emissions and other sustainability metrics may change over time, and may result in inconsistent data, or could result in significant revisions to our strategies, commitments and targets, or our ability to achieve them. Any scrutiny of our sustainability disclosures or our failure to achieve related strategies, commitments and targets could negatively impact our reputation or performance.

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

There are risks associated with owning and leasing real estate. Although many of our leases contain terms that obligate the tenants to bear substantially all of the costs of operating our properties, investing in real estate involves a number of risks. Income from and the value of our properties may be adversely affected by:

●	Changes in general or local economic conditions;
●	The attractiveness of our properties to potential tenants;
●	Changes in supply of or demand for similar or competing properties in an area;
●	Bankruptcies, financial difficulties or lease defaults by our tenants;
●	Changes in operating costs and expense and our ability to control rents;
●	Our ability to lease properties at favorable rental rates;
●	Our ability to sell a property when we desire to do so at a favorable price;
●	Property damage or casualty loss;
●	Impacts of climate change;
●	The potential risk of functional obsolescence of properties over time;
●	Changes in or increased costs of compliance with governmental rules, regulations and fiscal policies, including changes in the ADA and similar regulations and tax, real estate, environmental and zoning laws, and our potential liability thereunder.

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

At December 31, 2022, our ratio of total debt to enterprise value (assuming conversion of Operating Partnership Common Units into shares of common stock) was approximately 23.0%. Incurring substantial debt may adversely affect our business and operating results by:

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

General Risks

Loss of our key personnel could materially impair our ability to operate successfully.

Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and our relationships with lenders, business partners, existing and prospective tenants and industry personnel, which could materially and adversely affect us.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results, which could result in a loss of investor confidence and adversely affect the market price of our common stock.

We are required to establish and maintain internal control over financial reporting and disclosure controls and procedures. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Disclosure controls and procedures are processes designed to ensure that information required to be disclosed is communicated to management and reported in a timely manner. We cannot be certain that we will be successful in continuing to maintain adequate control over our financial reporting and disclosure controls and procedures. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur could result in misstatements or restatements of our financial statements or a decline in the price of our securities. In addition, as our business continues to grow, and as we continue to make significant acquisitions, our internal controls will become more complex and may require significantly more resources to ensure that our disclosure controls and procedures remain effective. Moreover, the existence of any material weakness or significant deficiency in our internal controls and procedures may require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. If we cannot provide reliable financial reports, our reputation and operating results could be materially adversely affected, which could also cause investors to lose confidence in our reported financial information, which in turn could result in a reduction in the trading price of our common stock.

The market price and trading volume of shares of our common stock may fluctuate or decline.

The market price and trading volume of our common stock may fluctuate widely due to various factors, including:

●	Broad market fluctuations;
●	Market reaction to any additional indebtedness we incur or debt or equity securities we or the Operating Partnership issue in the future;
●	Additions or departures of key management personnel;

●	Changes in our credit ratings;
●	The financial condition, performance and prospects of our tenants;
●	Changes in market interest rates; and
●	The realization of any of the other risk factors presented in this Annual Report on Form 10-K.

Many of the factors listed above are beyond our control. Those factors may cause the market price of our common stock to decline significantly, regardless of our financial condition, results of operations and prospects. It is impossible to provide any assurance that the market price of our common stock will not fall in the future, and it may be difficult for holders to resell shares of our common stock at prices they find attractive, or at all.

The COVID-19 pandemic, its variants, and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

The COVID-19 pandemic, including continued spread of new variants, has had, and other pandemics in the future could have, repercussions across regional and global economies and financial markets.

The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

●	A complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;
●	Reduced economic activity could severely impact our tenants’ businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;
●	Reduced economic activity could result in a prolonged recession, which could negatively impact consumer discretionary spending;
●	Difficulty accessing debt and equity capital on attractive terms, or at all, potential impacts to our credit ratings, and a prolonged severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants’ ability to fund their business operations and meet their obligations to us;
●	Negative impacts to our future compliance with financial covenants of our Revolving Credit Facility and other debt agreements could result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our Revolving Credit Facility and pay dividends;
●	Any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions;
●	A decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties;
●	A deterioration in our or our tenants’ ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants’ efficient operations could adversely affect our operations and those of our tenants; and
●	The potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption.

The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

The rapid development and fluidity of the COVID-19 pandemic, or a future pandemic, precludes any prediction as to the full adverse impacts on our business. Nevertheless, the COVID-19 pandemic, of a future pandemic, presents a material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance.

Item 1B:       Unresolved Staff Comments

There are no unresolved staff comments.

Item 2:          Properties

As of December 31, 2022, our portfolio consisted of 1,839 properties located in 48 states and totaling approximately 38.1 million square feet of GLA.

As of December 31, 2022, our portfolio was approximately 99.7% leased and had a weighted average remaining lease term of approximately 8.8 years. A significant majority of our properties are leased to national tenants and approximately 67.8% of our annualized base rent was derived from tenants, or parents thereof, with an investment grade credit rating. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically subject to future rent increases based on fixed amounts or increases in the consumer price index and certain leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

Tenant Diversification

The following table presents annualized base rents for all tenants that generated 1.5% or greater of our total annualized base rent as of December 31, 2022:

($ in thousands)
	Annualized	% of Ann.
Tenant / Concept	Base Rent (1)	Base Rent
Walmart	$31,924	6.8%
Dollar General	23,465	5.0%
Tractor Supply	20,649	4.4%
Best Buy	19,515	4.1%
Dollar Tree	14,240	3.0%
TJX Companies	14,216	3.0%
O'Reilly Auto Parts	14,137	3.0%
CVS	14,117	3.0%
Kroger	12,856	2.7%
Lowe's	12,210	2.6%
Hobby Lobby	11,904	2.5%
Burlington	11,408	2.4%
Sherwin-Williams	10,849	2.3%
Sunbelt Rentals	10,072	2.1%
Wawa	9,668	2.1%
Home Depot	8,880	1.9%
TBC Corporation	8,437	1.8%
Gerber Collision	7,538	1.6%
Goodyear	7,522	1.6%
AutoZone	7,466	1.6%
Other(2)	199,342	42.5%
Total	$470,415	100.0%
(1)	Represents annualized contractual base rent on a straight-line basis as of December 31, 2022.
(2)	Includes tenants generating less than 1.5% of annualized contractual base rent.

Tenant Sector Diversification

The following table presents annualized base rents for all sectors as of December 31, 2022:

($ in thousands)
	Annualized	% of Ann.
Tenant Sector	Base Rent (1)	Base Rent
Home Improvement	$42,754	9.1%
Grocery Stores	41,884	8.9%
Tire and Auto Service	41,612	8.9%
Dollar Stores	36,241	7.7%
Convenience Stores	35,842	7.6%
General Merchandise	30,476	6.5%
Off-Price Retail	28,782	6.1%
Auto Parts	27,301	5.8%
Farm and Rural Supply	22,187	4.7%
Consumer Electronics	21,723	4.6%
Pharmacy	20,823	4.4%
Crafts and Novelties	14,208	3.0%
Discount Stores	11,212	2.4%
Equipment Rental	10,398	2.2%
Warehouse Clubs	10,100	2.2%
Health Services	9,496	2.0%
Health and Fitness	8,082	1.7%
Restaurants - Quick Service	7,931	1.7%
Dealerships	6,506	1.4%
Specialty Retail	6,306	1.3%
Restaurants - Casual Dining	5,243	1.1%
Home Furnishings	4,898	1.0%
Sporting Goods	4,835	1.0%
Financial Services	4,606	1.0%
Theaters	3,848	0.8%
Pet Supplies	3,146	0.7%
Entertainment Retail	2,323	0.5%
Beauty and Cosmetics	2,259	0.5%
Shoes	2,005	0.4%
Apparel	1,418	0.3%
Miscellaneous	1,175	0.3%
Office Supplies	795	0.2%
Total	$470,415	100.0%
(1)	Represents annualized contractual base rent on a straight-line basis as of December 31, 2022.

Geographic Diversification

The following table presents annualized base rents, by state, for our portfolio as of December 31, 2022:

($ in thousands)
	Annualized	% of Ann.
Tenant Sector	Base Rent (1)	Base Rent
Texas	$34,202	7.3%
Ohio	26,661	5.7%
Florida	26,317	5.6%
Michigan	26,139	5.6%
Illinois	26,069	5.5%
North Carolina	25,095	5.3%
New Jersey	22,198	4.7%
Pennsylvania	22,097	4.7%
California	20,010	4.3%
New York	18,992	4.0%
Georgia	16,174	3.4%
Virginia	14,415	3.1%
Connecticut	12,618	2.7%
Wisconsin	12,356	2.6%
Other(2)	167,072	35.5%
Total	$470,415	100.0%
(1)	Represents annualized contractual base rent on a straight-line basis as of December 31, 2022.
(2)	Includes states generating less than 2.5% of annualized contractual base rent.

Lease Expirations

The following table presents contractual lease expirations within the Company’s portfolio as of December 31, 2022, assuming that no tenants exercise renewal options:

($ and GLA in thousands)
		Annualized Base Rent (1)		Gross Leasable Area
	Number of		% of		% of
Year	Leases	Dollars	Total	Square Feet	Total
2023	33	$6,083	1.3%	714	1.9%
2024	47	13,963	3.0%	1,623	4.3%
2025	71	17,582	3.7%	1,688	4.4%
2026	114	24,966	5.3%	2,657	7.0%
2027	131	30,453	6.5%	2,881	7.6%
2028	142	36,855	7.8%	3,350	8.8%
2029	158	43,537	9.3%	4,285	11.2%
2030	253	52,183	11.1%	3,962	10.4%
2031	164	38,612	8.2%	2,821	7.4%
2032	198	39,170	8.3%	3,051	8.0%
Thereafter	678	167,011	35.5%	11,001	29.0%
Total	1,989	$470,415	100.0%	38,033	100.0%
(1)	Represents annualized contractual base rent on a straight-line basis as of December 31, 2022.

Developments

During the fourth quarter, the Company commenced six development and PCS projects, with total anticipated costs of approximately $37.3 million. Construction continued during the quarter on 18 projects with anticipated costs totaling approximately $58.6 million. The Company completed two projects during the quarter, which include a Gerber Collision in Kimberly, Wisconsin and a Sunbelt Rentals in Roxana, Illinois.

During the year ended December 31, 2022, the Company had 31 development or PCS projects completed or under construction. Anticipated total costs for those projects are approximately $118.5 million and include the following completed or commenced projects:

Actual or
			Lease	Anticipated Rent
Tenant	Location	Lease Structure	Term	Commencement	Status
7-Eleven	Saginaw, MI	Build-to-Suit	15 years	Q1 2022	Complete
Gerber Collision	Pooler, GA	Build-to-Suit	15 years	Q2 2022	Complete
Burlington	Turnersville, NJ	Build-to-Suit	10 years	Q3 2022	Complete
Gerber Collision	Janesville, WI	Build-to-Suit	15 years	Q3 2022	Complete
Gerber Collision	New Port Richey, FL	Build-to-Suit	15 years	Q3 2022	Complete
Gerber Collision	Kimberly, WI	Build-to-Suit	15 years	Q4 2022	Complete
Sunbelt Rentals	Roxana, IL	Build-to-Suit	10 years	Q4 2022	Complete
Gerber Collision	Fort Wayne, IN	Build-to-Suit	15 years	Q1 2023	Under Construction
Gerber Collision	Johnson City, NY	Build-to-Suit	15 years	Q1 2023	Under Construction
Gerber Collision	Joplin, MO	Build-to-Suit	15 years	Q1 2023	Under Construction
Gerber Collision	Lake Charles, LA	Build-to-Suit	15 years	Q1 2023	Under Construction
Gerber Collision	Lake Park, FL	Build-to-Suit	15 years	Q1 2023	Under Construction
Gerber Collision	McDonough, GA	Build-to-Suit	15 years	Q1 2023	Under Construction
Gerber Collision	Murrieta, CA	Build-to-Suit	15 years	Q1 2023	Under Construction
Gerber Collision	Ocala, FL	Build-to-Suit	15 years	Q1 2023	Under Construction
Gerber Collision	Toledo, OH	Build-to-Suit	15 years	Q1 2023	Under Construction
Gerber Collision	Venice, FL	Build-to-Suit	15 years	Q1 2023	Under Construction
Gerber Collision	Winterville, NC	Build-to-Suit	15 years	Q1 2023	Under Construction
Gerber Collision	Woodstock, IL	Build-to-Suit	15 years	Q1 2023	Under Construction
Gerber Collision	Yorkville, IL	Build-to-Suit	15 years	Q1 2023	Under Construction
Sunbelt Rentals	St. Louis, MO	Build-to-Suit	7 years	Q1 2023	Under Construction
Gerber Collision	Huntley, IL	Build-to-Suit	15 years	Q2 2023	Under Construction
Gerber Collision	Lawrence, PA	Build-to-Suit	15 years	Q2 2023	Under Construction
Gerber Collision	Springfield, MO	Build-to-Suit	15 years	Q2 2023	Under Construction
HomeGoods	South Elgin, IL	Build-to-Suit	10 years	Q2 2023	Under Construction
Old Navy	Searcy, AR	Build-to-Suit	7 years	Q2 2023	Under Construction
Burlington	Brenham, TX	Build-to-Suit	10 years	Q3 2023	Under Construction
Ulta Beauty	Brenham, TX	Build-to-Suit	10 years	Q3 2023	Under Construction
Five Below	Onalaska, WI	Build-to-Suit	10 years	Q3 2023	Under Construction
HomeGoods	Onalaska, WI	Build-to-Suit	10 years	Q3 2023	Under Construction
Sierra Trading Post	Onalaska, WI	Build-to-Suit	10 years	Q3 2023	Under Construction
TJ Maxx	Onalaska, WI	Build-to-Suit	10 years	Q3 2023	Under Construction
Ulta Beauty	Onalaska, WI	Build-to-Suit	11 years	Q3 2023	Under Construction
Gerber Collision	Blue Springs, MO	Build-to-Suit	15 years	Q3 2023	Under Construction
Gerber Collision	Muskegon, MI	Build-to-Suit	15 years	Q3 2023	Under Construction
Sunbelt Rentals	Wentzille, MO	Build-to-Suit	12 years	Q3 2023	Under Construction

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

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividend Policy

Our common stock is traded on the NYSE under the symbol “ADC.” At February 13, 2023, there were 90,173,424 shares of our common stock issued and outstanding which were held by approximately 139 stockholders of record. The number of stockholders of record does not reflect persons or entities that held their shares in nominee or “street” name. In addition, at February 13, 2023 there were 347,619 outstanding Operating Partnership Common Units held by a limited partner other than our Company. The Operating Partnership Common Units are exchangeable into shares of common stock on a one-for-one basis.

We intend to continue to declare regular dividends. However, our distributions are determined by our board of directors and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the board of directors deems relevant. We have historically paid cash dividends, although we may choose to pay a portion in stock dividends in the future. To qualify as a REIT, we must distribute at least 90% of our REIT taxable income prior to net capital gains to our stockholders, as well as meet certain other requirements. We must pay these distributions in the taxable year the income is recognized; or in the following taxable year if they are declared during the last three months of the taxable year, payable to stockholders of record on a specified date during such period and paid during January of the following year. Such distributions are treated for REIT tax purposes as paid by us and received by our stockholders on December 31 of the year in which they are declared. In addition, at our election, a distribution for a taxable year may be declared in the following taxable year if it is declared before we timely file our tax return for such year and if paid on or before the first regular dividend payment after such declaration. These distributions qualify as dividends paid for the 90% REIT distribution test for the previous year and are taxable to holders of our capital stock in the year in which paid.

Purchases of Equity Securities by the Issuer

Common stock repurchases during the three months ended December 31, 2022 were:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs
October 1, 2022 - October 31, 2022	—	$—	—	—
November 1, 2022 - November 30, 2022	82	69.31	—	—
December 1, 2022 - December 31, 2022	172	70.20	—	—
Total	254	$69.91	—	—

During the three months ended December 31, 2022, the Company withheld 254 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the three months ended December 31, 2022.

Equity Compensation Plans

For information about our equity compensation plan, please see “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Item 6:        [Reserved]

Item 7:        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, and related notes thereto, included elsewhere in this Annual Report on Form 10-K and the “Cautionary Note Regarding Forward-Looking Statements” in “Item 1A – Risk Factors” above. Also refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2021 for additional discussion of our financial condition and results of operations, including a comparison of our results of operations for the years ended December 31, 2021 and December 31, 2020.

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the NYSE in 1994.  The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership, of which the Company is the sole general partner and in which the Company held a 99.6% common interest as of December 31, 2022.  Refer to Note 1-Organization in the Notes to the Consolidated Financial Statements in this Form 10-K for further information on the ownership structure.  Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

As of December 31, 2022, the Company’s portfolio consisted of 1,839 properties located in 48 states and totaling approximately 38.1 million square feet of GLA. The Company’s portfolio was approximately 99.7% leased and had a weighted average remaining lease term of approximately 8.8 years. A significant majority of the Company’s properties are leased to national tenants and approximately 67.8% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

The Company elected to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 1994. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes and we intend to continue operating in such a manner.

Results of Operations

Overall

The Company’s real estate investment portfolio grew from approximately $4.37 billion in net investment amount representing 1,404 properties with 29.1 million square feet of gross leasable space as of December 31, 2021 to approximately $5.74 billion in net investment amount representing 1,839 properties with 38.1 million square feet of gross leasable space at December 31, 2022. The Company’s real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2022 on acquisitions that were made during 2021. Similarly, the full rental income impact of acquisitions made during 2022 will not be seen until 2023.

Acquisitions

During the year ended December 31, 2022, the Company acquired 434 retail net lease assets for approximately $1.6 billion, which includes acquisition and closing costs. These properties are located in 43 states and are leased to tenants operating in 27 diverse retail sectors for a weighted average lease term of approximately 10.2 years. The underwritten weighted-average capitalization rate on the acquisitions was 6.2%.1

Dispositions

During the year ended December 31, 2022, the Company sold seven assets for net proceeds of $44.9 million. The weighted-average capitalization rate on the dispositions was 6.5%.1

Development and Partner Capital Solutions

During the year ended December 31, 2022, the Company commenced 28 development or PCS projects. At December 31, 2022 the Company had 24 development or Partner Capital Solutions projects under construction.

Comparison of Year Ended December 31, 2022 to Year Ended December 31, 2021

	Year Ended		Variance
	December 31, 2022	December 31, 2021	(in dollars)	(percentage)
Rental Income	$429,632	$339,067	$90,565	27%
Real Estate Tax Expense	$32,079	$25,513	$6,566	26%
Property Operating Expense	$18,585	$13,996	$4,589	33%
Depreciation and Amortization Expense	$133,570	$95,729	$37,841	40%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisition and the ownership of an increased number of properties during the year ended December 31, 2022 compared to the year ended December 31, 2021, as further described under Results of Operations - Overall above.

General and administrative expenses increased $4.6 million, or 18%, to $30.1 million for the year ended December 31, 2022, compared to $25.5 million for the year ended December 31, 2021.  The increase was primarily the result of increased employee headcount and increased compensation costs. General and administrative expenses as a percentage of total revenue decreased to 7.0% for the year ended December 31, 2022 compared to 7.5% for the year ended December 31, 2021.

Provision for impairment decreased to $1.0 million for the year ended December 31, 2022, compared to $1.9 million for the year ended December 31, 2021. Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount may not be recoverable through operations plus estimated disposition proceeds and are not necessarily comparable period-to-period.

Interest expense increased $13.0 million, or 26%, to $63.4 million for the year ended December 31, 2022, compared to $50.4 million for the year ended December 31, 2021.  The increase in interest expense was primarily a result of higher levels of borrowings in 2022 in comparison to 2021, as well as higher interest rates under the Revolving Credit Facility.

1 When used within this discussion, “weighted average capitalization rate” for acquisitions and dispositions is defined by the Company as the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the purchase and sale prices for occupied properties.

Borrowings increased in order to finance the acquisition and development of additional properties (see Liquidity and Capital Resources – Debt below).

Gain on sale of assets decreased to $5.3 million for the year ended December 31, 2022, compared to $14.9 million for the year ended December 31, 2021.  Gains on sales of assets are dependent on the levels of disposition activity and the assets’ basis relative to their sales prices.  As a result, such gains are not necessarily comparable period-to-period.

Income tax expense increased $0.5 million, or 19%, to $2.9 million for the year ended December 31, 2022, compared to $2.4 million for the year ended December 31, 2021. The increase in income tax expense was due to the acquisitions and the ownership of an increased number of properties during the year ended December 31, 2022 compared to 2021, partially offset by additional tax expense of approximately $0.5 million recognized during 2021 relating to the true-up of expense upon filing of the 2020 annual tax returns.

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

Net income increased $30.1 million, or 25%, to $153.0 million for the year ended December 31, 2022, compared to $122.9 million for the year ended December 31, 2021.  The increase was primarily driven by the growth of our portfolio during the year ended December 31, 2022, and the repayment and settlement charge in 2021 discussed above.  After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders increased $24.9 million, or 21% to $145.0 million for the year ended December 31, 2022, compared to $120.1 million for the year ended December 31, 2021. The allocation of income to the preferred stockholders began upon the September 2021 issuance of the Series A Preferred Stock.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on our outstanding indebtedness, dividends and distributions to its stockholders and holders of the units of the Operating Partnership (the “Operating Partnership Common Units”), and future property acquisitions and development.

The Company expects to meet its short-term liquidity requirements through cash provided from operations and borrowings under its revolving credit facility. As of December 31, 2022, available cash and cash equivalents, including cash held in escrow, was $28.9 million. As of December 31, 2022, the Company had $100.0 million outstanding on its revolving credit facility and $900.0 million was available for future borrowings, subject to its compliance with covenants.  The Company anticipates funding its long-term capital needs through cash provided from operations, borrowings under its revolving credit facility, the issuance of debt and common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, is uncertain and cannot be predicted and could be affected by various risks and uncertainties, including, but not limited to, risks detailed in Part I, Item 1A, “Risk Factors.”

Capitalization

As of December 31, 2022, the Company’s total enterprise value was approximately $8.53 billion.  Total enterprise value consisted of $6.42 billion of common equity (based on the December 31, 2022 closing price of Company common stock on the NYSE of $70.93 per share and assuming the conversion of Operating Partnership Common Units), $175 million of preferred equity (stated at liquidation value), and $1.96 billion of total debt including (i) $100.0 million of borrowings under its revolving credit facility; (ii) $1.81 billion of senior unsecured notes; (iii) $50.4 million of mortgage notes payable;

less $28.9 million cash, cash equivalents, and cash held in escrow. The Company’s ratio of total debt to total enterprise value was 23.0% at December 31, 2022.

At December 31, 2022, the non-controlling interest in the Operating Partnership consisted of a 0.4% common ownership interest in the Operating Partnership. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of Company common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all Operating Partnership Common Units, there would have been 90,521,043 shares of common stock outstanding at December 31, 2022.

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

Common Stock Offerings

In May 2022, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters’ option to purchase 750,000 shares in connection with forward sale agreements.  The offering resulted in net proceeds to the Company of approximately $386.7 million, after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreements.

In October 2022, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase 750,000 shares, in connection with forward sale agreements. Upon settlement, the offering is anticipated to raise net proceeds of approximately $380.7 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreements. During 2022, the Company settled 1,600,000 shares of common stock under the forward sale agreements, realizing net proceeds of $106.2 million.

Preferred Stock Offering

As of December 31, 2022, we had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.

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

ATM Programs

The Company enters into ATM programs through which the Company, from time to time, sells shares of common stock and enters into forward sale agreements.  The results of ATM programs entered into during 2020 and 2021 are shown in the following table.  These ATM programs have been terminated and no future issuances will occur under them.

			Net Proceeds Received
Program Year	Size ($ million)	Shares Issued	($ million)
2020	$400.0	3,334,056	$209.5
2021	$500.0	5,453,975	$379.1

In September 2022, the Company entered into a new $750 million ATM program (the “2022 ATM Program”) through which the Company, from time to time, may sell shares of common stock and/or enter into forward sale agreements.

As of December 31, 2022, the Company entered into forward sale agreements to sell an aggregate of 4,350,232 shares of common stock under the 2022 ATM Program, for anticipated net proceeds of $300.9 million. The Company has settled  245,591 shares of these forward sale agreements as of December 31, 2022 for net proceeds of approximately $18.1 million after deducting fees and expenses. The Company is required to settle the remaining outstanding shares of common stock under the 2022 ATM Program by various dates between November and December 2023. After considering the 4,350,232 shares of common stock subject to forward sale agreements issued under the 2022 ATM Program, the Company had approximately $446.6 million of availability remaining under this program as of December 31, 2022.

Debt

The below table summarizes the Company’s outstanding debt as of December 31, 2022 and December 31, 2021 (presented in thousands):

	All-in		Principal Amount Outstanding
Senior Unsecured Revolving Credit Facility	Interest Rate	Maturity	December 31, 2022	December 31, 2021
Revolving Credit Facility (1)	5.18%	January 2026	$100,000	$160,000
Total Credit Facility			$100,000	$160,000

Senior Unsecured Notes
2025 Senior Unsecured Notes	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes (2)	2.11%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes (2)	3.49%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes (2)	3.96%	October 2032	300,000	—
2033 Senior Unsecured Public Notes (2)	2.13%	June 2033	300,000	300,000
Total Senior Unsecured Notes			$1,810,000	$1,510,000

Mortgage Notes Payable
CMBS Portfolio Loan	3.60%	January 2023	$—	$23,640
Single Asset Mortgage Loan	5.01%	September 2023	4,622	4,622
Portfolio Credit Tenant Lease	6.27%	July 2026	3,523	4,373
Four Asset Mortgage Loan	3.63%	December 2029	42,250	—
Total Mortgage Notes Payable			$50,395	$32,635

Total Principal Amount Outstanding			$1,960,395	$1,702,635

(1)	The annual interest rate of the Revolving Credit Facility (defined below) assumes SOFR as of December 31, 2022 of 4.30%.
(2)	The principal amount outstanding are presented excluding their original issue discounts.

Senior Unsecured Revolving Credit Facility

The Company’s Third Amended and Restated Revolving Credit Agreement provides for a $1.0 billion Revolving Credit Facility. The Revolving Credit Facility includes an accordion option that allows the Company to request additional lender commitments up to a total of $1.75 billion. The Revolving Credit Facility will mature in January 2026 with Company options to extend the maturity date to January 2027.

The Revolving Credit Facility's interest rate is based on a pricing grid with a range of 72.5 to 140 basis points over SOFR, determined by the Company's credit ratings and leverage ratio, plus a SOFR adjustment of 10 basis points. The margins for the Revolving Credit Facility are subject to improvement based on the Company's leverage ratio, provided its credit ratings meet a certain threshold. Based on the Company's credit ratings and leverage ratio at the time of closing, pricing on the Revolving Credit Facility was 87.5 basis points over SOFR. In connection with the Company's ongoing environmental, social and governance ("ESG") initiatives, pricing may be reduced if specific ESG ratings are achieved.

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

Senior Unsecured Notes

The 2025 Senior Unsecured Notes, 2027 Senior Unsecured Notes, 2028 Senior Unsecured Notes, 2029 Senior Unsecured Notes, 2030 Senior Unsecured Notes, and 2031 Senior Unsecured Notes (collectively the “Private Placements”) were issued in private placements to individual investors. The Private Placements did not involve a public offering in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

The 2030 Senior Unsecured Public Notes, 2028 Senior Unsecured Public Notes, 2033 Senior Unsecured Public Notes and 2032 Senior Unsecured Public Notes,  (collectively the “Public Notes”) are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership. The Public Notes are governed by an Indenture, dated August 17, 2020, among the Operating Partnership, the Company and trustee (as supplemented by an officer’s certificate dated at the issuance of each of the Public Notes). The Indenture contains various restrictive covenants, including limitations on the ability of the guarantors and the issuer to incur additional indebtedness and requirements to maintain a pool of unencumbered assets.

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

Mortgage Notes Payable

As of December 31, 2022, the Company had total gross mortgage indebtedness of $50.4 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $86.5 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.94% as of December 31, 2022.

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

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of December 31, 2022, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its material loan covenants and obligations as of December 31, 2022.

Cash Flows

Operating -- Most of the Company’s cash from operations is generated by rental income from its investment portfolio.  Net cash provided by operating activities for the year ended December 31, 2022 increased by $115.8 million over 2021, primarily due to the increase in the size of the Company’s real estate investment portfolio, as well as an increase in cash received upon settlement of outstanding interest rate swap agreements.

Investing -- Net cash used in investing activities was $229.4 million higher during the year ended December 31, 2022, compared to 2021.  Acquisitions of properties during 2022 were $177.8 million higher than 2021, due to overall increases in the level of acquisition activity.  Development costs during the year ended December 31, 2022 were $40.4 million higher than 2021, due to the increased number of development projects ongoing in 2022 as compared to 2021. Proceeds from asset sales decreased by $11.1 million during the year ended December 31, 2022 compared to 2021. Proceeds from asset sales are dependent on levels of disposition activity and the specific assets sold. Proceeds from asset sales are not necessarily comparable period-to-period.

Financing -- Net cash provided by financing activities was $59.9 million higher during the year ended December 31, 2022, compared to 2021.

Net proceeds from the issuance of the Series A Preferred Stock decreased $170.3 million due to the issuance of the Series A Preferred Stock during September 2021 and no such preferred stock issuance in 2022.

Net proceeds from the issuance of common stock increased by $513.0 million during the year ended December 31, 2022 compared to 2021, primarily to fund the increased level of acquisitions and ongoing developments in 2022.

Net cash used related to the Revolving Credit Facility increased $128.0 million due to net repayments under the Revolving Credit Facility of $60 million during the year ended December 31, 2022 compared to net borrowings of $68.0 million during 2021.

Cash used to repay mortgage notes payable increased $23.7 million during 2022 primarily due to the repayment of a mortgage note payable with a principal balance outstanding of $23.6 million during the year ended December 31, 2022.

Net proceeds from the issuance of senior unsecured notes and unsecured term loans decreased by $103.1 million during the year ended December 31, 2022, compared to the same period in 2021. During August 2022, the Company received proceeds of $297.5 million from the issuance of the $300 million 2032 Senior Unsecured Public Notes, issued primarily to reduce amounts outstanding under the Revolving Credit Facility and fund property acquisitions and development activity.  During the year ended December 31, 2021, the company received proceeds of $640.6 million from the issuance of the $350 million 2028 Senior Unsecured Notes and the $300 million 2033 Senior Unsecured Public Notes, issued primarily to fund property acquisitions and pay off $240.0 million in unsecured term loans.

Total dividends and distributions paid to its common and preferred stockholders and non-controlling owners increased by $31.9 million during the year ended December 31, 2022, compared to the same period in 2021, due (i) to the issuance of preferred stock in September 2021; (ii) the increase in the number of common shares outstanding; and (iii) the increase in the annual common dividend rate, partially offset by the change from paying a quarterly dividend to paying a monthly dividend beginning in 2021. The Company distributed $7.4 million to preferred shareholders in 2022 compared to $1.5 million during 2021 as the preferred stock was issued in September 2021. In addition, the number of common shares outstanding increased in 2022 and 2021 due to the issuance of approximately 18.8 million and 11.2 million shares of common stock during 2022 and 2021, respectively.   Further, the Company’s declared dividend rate increased 7.7% to $2.805 per common share in 2022, up from $2.604 per common share in 2021.  These increases in dividends paid were partially offset due to the change from paying dividends on a quarterly basis to monthly payments in 2021. Dividends paid during the year ended December 31, 2022 included the monthly dividends declared in December 2021 through November 2022 while dividends paid during the year ended December 31, 2021 included the quarterly dividend declared in December 2020 and the monthly dividends declared in January 2021 through November 2021.

Material Cash Requirements

In conducting our business, the Company enters into contractual obligations, including those for debt and operating leases for land. Detail of these obligations as of December 31, 2022, including expected settlement periods, is contained below (presented in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Mortgage Notes Payable	$5,527	$963	$1,026	$629	$—	$42,250	$50,395
Revolving Credit Facility (1)	—	—	—	100,000	—	—	100,000
Senior Unsecured Notes	—	—	50,000	—	50,000	1,710,000	1,810,000
Land Lease Obligations	1,532	7,449	1,197	1,195	1,042	28,809	41,224
Estimated Interest Payments on Outstanding Debt	66,897	66,686	65,407	59,547	58,079	175,892	492,508
Total	$73,956	$75,098	$117,630	$161,371	$109,121	$1,956,951	$2,494,127
(1)	The balloon payment balance includes the balance outstanding under the Revolving Credit Facility as of December 31, 2022. The Revolving Credit Facility matures in January 2026, with options to extend the maturity to extend its maturity date by six months up to two times, for a maximum maturity of January 2027.

In addition to items reflected in the table above, the Company has preferred stock with cumulative cash dividends, as described under Equity – Preferred Stock Offering above.

During the year ended December 31, 2022 the Company had 31 development or Partner Capital Solutions projects completed or under construction, for which 24 remain under construction as of December 31, 2022. Anticipated total costs for the 31 projects are approximately $118.5 million. These construction commitments will be funded using cash provided from operations, current capital resources on hand, and/or other sources of funding available to the Company.

The Company’s recurring obligations under its tenant leases for maintenance, taxes, and/or insurance will also be funded through the sources available to the Company described earlier.

Dividends

During the fourth quarter of 2022 the Company declared monthly dividends of $0.24 per common share for October, November, and December 2022. The holder of the Operating Partnership Common Units is entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for October and November were paid during the quarter. The December dividends and distributions were paid on January 13, 2023.

During the fourth quarter of 2022, the Company declared a monthly dividend on the Series A Preferred Shares for October, November, and December 2022 in the amount of $0.08854 per Depositary Share. The dividends payable for October and November were paid during the quarter. The December dividend was paid on January 3, 2023.

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

Accounting for Acquisitions of Real Estate

The acquisition of property for investment purposes is typically accounted for as an asset acquisition. The Company allocates the purchase price to land, building, assumed debt, if any, and identified intangible assets and liabilities, based in each case on their relative estimated fair values and without giving rise to goodwill. In making estimates of fair values, the Company may use various sources, including data provided by independent third parties, as well as information obtained by the Company as a result of due diligence, including expected future cash flows of the property and various characteristics of the markets where the property is located. Certain estimates, including those around market land values and market rental rates, are inherently subjective. While estimates of market land values and market rental rates are based on available market data, the application of market data to the unique nature of properties acquired may require significant judgment. The use of different assumptions in the allocation of the purchase price of the acquired properties could affect the timing of recognition of the related revenue and expenses.

Impairments

We review our real estate investments for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through operations plus estimated disposition proceeds. Events or circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, our ability or expectation to re-lease properties that are vacant or become vacant or a change in the anticipated holding period for a property. Identification of such events may involve certain assumptions, estimates, and significant judgment.

Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, to the carrying cost of the individual asset. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale.

The valuation of impaired assets is determined using valuation techniques including discounted cash flow analysis, analysis of recent comparable sales transactions and/or purchase offers received from third parties. The Company may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of its real estate.

The expected cash flows of a property are dependent on estimates and other factors subject to change, including (1) changes in the national, regional, and/or local economic climates and/or market conditions, (2) competition from other retail, (3)

increases in operating costs, (4) bankruptcy and/or other changes in a tenant’s condition and (5) expected holding period. These factors could cause our expected future cash flows from a property to change, and, as a result, an impairment could be considered to have occurred. Determination of the fair value of a property for purposes of measuring impairment may involve significant judgment.

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

The following table provides a reconciliation of net income to FFO, Core FFO, and AFFO for the years ended December 31, 2022, 2021, and 2020:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Reconciliation from Net Income to Funds from Operations
Net income	$153,035	$122,876	$91,972
Less Series A preferred stock dividends	7,437	2,148	—
Net income attributable to Operating Partnership common unitholders	145,598	120,728	91,972
Depreciation of rental real estate assets	88,685	66,732	48,367
Amortization of lease intangibles - in-place leases and leasing costs	44,107	28,379	17,882
Provision for impairment	1,015	1,919	4,137
(Gain) loss on sale or involuntary conversion of assets, net	(5,258)	(15,111)	(8,004)
Funds from Operations - Operating Partnership common unitholders	$274,147	$202,647	$154,354

Loss on extinguishment of debt and settlement of related hedges	—	14,614	—
Amortization of above (below) market lease intangibles, net and assumed mortgage debt discount, net	33,563	24,284	15,885
Core Funds from Operations - Operating Partnership common unitholders	$307,710	$241,545	$170,239

Straight-line accrued rent	(13,176)	(11,857)	(7,818)
Stock based compensation expense	6,464	5,467	4,995
Amortization of financing costs	3,141	1,197	826
Non-real estate depreciation	778	618	509
Adjusted Funds from Operations - Operating Partnership common unitholders	$304,917	$236,970	$168,751

Funds from Operations per common share and partnership unit - diluted	$3.45	$3.00	$2.93
Core Funds from Operations per common share and partnership unit - diluted	$3.87	$3.58	$3.23
Adjusted Funds from Operations per common share and partnership unit - diluted	$3.83	$3.51	$3.20

Weighted average shares and Operating Partnership common units outstanding
Basic	79,006,952	67,149,861	52,185,838
Diluted	79,512,005	67,486,698	52,744,353

Additional supplemental disclosure
Scheduled principal repayments	$850	$799	$907
Capitalized interest	$1,261	$249	$172
Capitalized building improvements	$7,945	$5,821	$5,581

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

	2023	2024	2025	2026	2027	Thereafter	Total
Mortgage Notes Payable	$5,527	$963	$1,026	$629	$—	$42,250	$50,395
Average Interest Rate	5.22%	6.27%	6.27%	6.27%		3.63%

Revolving Credit Facility (1)	$—	$—	$—	$100,000	$—	$—	$100,000
Average Interest Rate				5.14%

Senior Unsecured Notes	$—	$—	$50,000	$—	$50,000	$1,710,000	$1,810,000
Average Interest Rate			4.16%		4.26%	3.25%
(1)	The balloon payment balance includes the balance outstanding under the Revolving Credit Facility as of December 31, 2022. The Revolving Credit Facility matures in January 2026, with options to extend the maturity date by six months up to two times, for a maximum maturity of January 2027.

The fair value is estimated to be $45.4 million and $1.54 billion for mortgage notes payable and senior unsecured notes, respectively, as of December 31, 2022. The fair value of the Revolving Credit Facility approximates its book value as its variable rate debt.

The table above incorporates those exposures that exist as of December 31, 2022; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

The Company does not use derivative instruments for trading or other speculative purposes, and the Company did not have any derivative instruments as of December 31, 2022.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a15-(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our Company;
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

Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2022.

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

PART III

Item 10:       Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to our 2023 Annual Meeting of Stockholders (the “Proxy Statement”), all of which is incorporated by reference: “Proposal I – Election of Directors”; “Board Matters–The Board of Directors”; “Board Matters –Committees of the Board”; “Board Matters –Corporate Governance”; “Executive Officers”; and “Additional Information – Proposals for 2023 Annual Meeting.”

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

Item 12:       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes the equity compensation plan under which our common stock may be issued as of December 31, 2022.

Number of Securities
Remaining Available for
	Number of Securities to		Future Issuance Under
	be Issued Upon	Weighted Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants and	Outstanding Options,	Securities Reflected in
	Rights	Warrant and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	333,048	(1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	333,048
(1)	Relates to various stock-based awards available for issuance under the Agree Realty Corporation 2020 Omnibus Incentive Plan, including incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, performance shares and units, unrestricted stock awards and dividend equivalent rights.

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

Item 14:       Principal Accountant Fees and Services

The information required by this item is set forth under the following caption in our Proxy Statement, all of which is incorporated herein by reference: “Audit Committee Matters.”

PART IV

ITEM 15:        Exhibits and Financial Statement Schedules

15(a)(1).	The following documents are filed as a part of this Annual Report on Form 10-K:
● Reports of Independent Registered Public Accounting Firm
● Consolidated Balance Sheets as of December 31, 2022 and 2021
● Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2022, 2021, and 2020
● Consolidated Statement of Equity for the Years Ended December 31, 2022, 2021, and 2020
● Consolidated Statements of Cash Flow for the Years Ended December 31, 2022, 2021, and 2020
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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 9, 2013).

3.3	Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 6, 2015).

3.4	Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 3, 2016).

3.5	Articles Supplementary of the Company, dated February 26, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 28, 2019).

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

4.5

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)

4.6

Indenture, dated as of August 17, 2020, among the Agree Limited Partnership, Agree Realty Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 17, 2020).

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

4.15

Master Deposit Agreement, by and among Agree Realty Corporation, Computershare Inc. and Computershare Trust Company, N.A., as depositary, and the holders from time to time of the depositary receipts described therein relating to shares of preferred stock of the Company, dated as of September 17, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on September 17, 2021).

4.16

Indenture Officer’s Certificate, dated as of August 22, 2022, among Agree Limited Partnership, Agree Realty Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 22, 2022).

4.17	Form of Global Note for 4.800% Notes due 2032 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 22, 2022).

4.18

Form of 2032 Guarantee by and among Agree Limited Partnership, Agree Realty Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 22, 2022).

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

10.6*+	Summary of Director Compensation.

10.7+	Agree Realty Corporation 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

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

10.27

Second Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of September 17, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2021).

10.28

Third Amended and Restated Credit Agreement, dated as of December 15, 2021, by and among Agree Realty Corporation, Agree Limited Partnership, PNC Bank, National Association as Administrative Agent, and a syndicate of lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2021).

10.29*

First Amendment to Third Amendment and Restated Credit Agreement, dated as of December 15, 2021 by and among Agree Realty Corporation, Agree Limited Partnership, PNC Bank, National Association as Administrative Agent, and a syndicate of lenders named therein.

10.30+

Employment Agreement, dated January 5, 2022, between Agree Realty Corporation and Peter Coughenour (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.31+

Form of Restricted Stock Notice (Non-Employee Directors) under the Agree Realty Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

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

101*

The following materials from Agree Realty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Agree Realty Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Agree Realty Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 14, 2023 expressed an unqualified opinion on those financial statements.

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

February 14, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Agree Realty Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Agree Realty Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 14, 2023 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value measurements used in the purchase price allocation of real estate acquisitions

As described further in Notes 2 and 4 to the consolidated financial statements, the acquisition of property for investment purposes is typically accounted for as an asset acquisition. The Company allocates the purchase price to the assets acquired and liabilities assumed including land, building, assumed debt, if any, and identified intangible assets and liabilities, based in each case on their relative estimated fair values and without giving rise to goodwill. During 2022, the Company purchased 434 retail net lease assets for approximately $1.6 billion. We identified the fair value measurements used in the purchase price allocation of real estate acquisitions as a critical audit matter.

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

Our audit procedures related to the fair value measurements used in the purchase price allocation of real estate acquisitions included the following, among others. We obtained an understanding, evaluated the design, and tested the operating effectiveness of relevant controls to allocate the purchase price of real estate acquisitions, including controls over the selection and review of inputs and assumptions used to estimate fair value. For a selection of real estate acquisitions, our real estate valuation professionals evaluated the reasonableness of key inputs and assumptions used to determine fair value by comparing the Company’s market land and market rent values to independently developed ranges using relevant market data derived from industry transaction databases and published industry reports. For a selection of real estate acquisitions and leases, we compared the Company’s market land and market rent values to independently developed ranges for reasonableness and to consider if management bias was present. Our procedures included performing sensitivity analyses over the significant assumptions.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2013.

Philadelphia, Pennsylvania

February 14, 2023

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	December 31,	December 31,
	2022	2021
ASSETS
Real Estate Investments
Land	$1,941,599	$1,559,434
Buildings	4,054,679	3,034,391
Less accumulated depreciation	(321,142)	(233,862)
	5,675,136	4,359,963
Property under development	65,932	7,148
Net Real Estate Investments	5,741,068	4,367,111

Real Estate Held for Sale, net	—	5,676

Cash and Cash Equivalents	27,763	43,252

Cash Held in Escrows	1,146	1,998

Accounts Receivable - Tenants, net	65,841	53,442

Lease Intangibles, net of accumulated amortization of
$263,011 and $180,532 at December 31, 2022 and December 31, 2021, respectively	799,448	672,020

Other Assets, net	77,923	83,407

Total Assets	$6,713,189	$5,226,906

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	December 31,	December 31,
	2022	2021
LIABILITIES
Mortgage Notes Payable, net	$47,971	$32,429

Senior Unsecured Notes, net	1,792,047	1,495,200

Unsecured Revolving Credit Facility	100,000	160,000

Dividends and Distributions Payable	22,345	16,881

Accounts Payable, Accrued Expenses, and Other Liabilities	83,722	70,005

Lease Intangibles, net of accumulated amortization of
$35,992 and $29,726 at December 31, 2022 and December 31, 2021, respectively	36,714	33,075

Total Liabilities	2,082,799	1,807,590

EQUITY
Preferred stock, $.0001 par value per share, 4,000,000 shares authorized, 7,000 shares Series A outstanding, at stated liquidation value of $25,000 per share, at December 31, 2022 and December 31, 2021	175,000	175,000
Common stock, $.0001 par value, 180,000,000 shares authorized, 90,173,424 and 71,285,311 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	9	7
Additional paid-in-capital	4,658,570	3,395,549
Dividends in excess of net income	(228,132)	(147,366)
Accumulated other comprehensive income (loss)	23,551	(5,503)

Total Equity - Agree Realty Corporation	4,628,998	3,417,687
Non-controlling interest	1,392	1,629
Total Equity	4,630,390	3,419,316

Total Liabilities and Equity	$6,713,189	$5,226,906

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

	Year Ended
	2022	2021	2020
Revenues
Rental income	$429,632	$339,067	$248,309
Other	182	256	259
Total Revenues	429,814	339,323	248,568

Operating Expenses
Real estate taxes	32,079	25,513	21,428
Property operating expenses	18,585	13,996	9,023
Land lease expense	1,617	1,552	1,301
General and administrative	30,121	25,456	20,793
Depreciation and amortization	133,570	95,729	66,758
Provision for impairment	1,015	1,919	4,137
Total Operating Expenses	216,987	164,165	123,440

Gain (loss) on sale of assets, net	5,341	14,941	8,004
Gain (loss) on involuntary conversion, net	(83)	170	—
Income from Operations	218,085	190,269	133,132

Other (Expense) Income
Interest expense, net	(63,435)	(50,378)	(40,097)
Income tax (expense) benefit	(2,860)	(2,401)	(1,086)
Loss on early extinguishment of term loans and settlement of related interest rate swaps	—	(14,614)	—
Other (expense) income	1,245	—	23
Net Income	153,035	122,876	91,972

Less net income attributable to non-controlling interest	598	603	591
Net income attributable to Agree Realty Corporation	152,437	122,273	91,381
Less Series A preferred stock dividends	7,437	2,148	—
Net Income Attributable to Common Stockholders	$145,000	$120,125	$91,381

Net Income Per Share Attributable to Common Stockholders
Basic	$1.84	$1.79	$1.76
Diluted	$1.83	$1.78	$1.74

Other Comprehensive Income
Net income	$153,035	$122,876	$91,972
Amortization of interest rate swaps	(684)	950	698
Change in fair value and settlement of interest rate swaps	29,881	29,980	(30,694)
Total comprehensive income (loss)	182,232	153,806	61,976
Less comprehensive income (loss) attributable to non-controlling interest	741	770	369

Comprehensive Income (Loss) Attributable to Agree Realty Corporation	$181,491	$153,036	$61,607

Weighted Average Number of Common Shares Outstanding - Basic	78,659,333	66,802,242	51,838,219

Weighted Average Number of Common Shares Outstanding - Diluted	79,164,386	67,139,079	52,396,734

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

							Accumulated
						Dividends in	Other
	Preferred Stock		Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2019	—	$—	45,573,623	$5	$1,752,912	$(57,094)	$(6,492)	$2,231	$1,691,562
Issuance of common stock, net of issuance costs	—	—	14,418,612	1	896,117	—	—	—	896,118
Repurchase of common shares	—	—	(20,927)	—	(1,641)	—	—	—	(1,641)
Issuance of stock under the 2014 Omnibus Incentive Plan	—	—	48,942	—	—	—	—	—	—
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	4,541	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(3,308)	—	(9)	—	—	—	(9)
Stock-based compensation	—	—	—	—	4,711	—	—	—	4,711
Dividends and distributions declared for the period	—	—	—	—	—	(125,630)	—	(838)	(126,468)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	(29,774)	(222)	(29,996)
Net income	—	—	—	—	—	91,381	—	591	91,972
Balance, December 31, 2020	—	$—	60,021,483	$6	$2,652,090	$(91,343)	$(36,266)	$1,762	$2,526,249
Issuance of Series A preferred stock, net of issuance costs	7,000	175,000	—	—	(4,692)	—	—	—	170,308
Issuance of common stock, net of issuance costs	—	—	11,179,982	1	744,846	—	—	—	744,847
Repurchase of common shares	—	—	(28,051)	—	(1,813)	—	—	—	(1,813)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	138,894	—	320	—	—	—	320
Forfeiture of restricted stock	—	—	(26,997)	—	(560)	—	—	—	(560)
Stock-based compensation	—	—	—	—	5,358	—	—	—	5,358
Series A preferred dividends declared for the period	—	(2,148)	—	—	—	—	—	—	(2,148)
Dividends and distributions declared for the period	—	—	—	—	—	(176,148)	—	(903)	(177,051)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	30,763	167	30,930
Net income	—	2,148	—	—	—	120,125	—	603	122,876
Balance, December 31, 2021	7,000	$175,000	71,285,311	$7	$3,395,549	$(147,366)	$(5,503)	$1,629	$3,419,316
Issuance of common stock, net of issuance costs	—	—	18,799,566	2	1,257,821	—	—	—	1,257,823
Repurchase of common shares	—	—	(30,366)	—	(1,912)	—	—	—	(1,912)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	129,099	—	648	—	—	—	648
Forfeiture of restricted stock	—	—	(10,186)	—	(61)	—	—	—	(61)
Stock-based compensation	—	—	—	—	6,525	—	—	—	6,525
Series A preferred dividends declared for the period	—	(7,437)	—	—	—	—	—	—	(7,437)
Dividends and distributions declared for the period	—	—	—	—	—	(225,766)	—	(978)	(226,744)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	29,054	143	29,197
Net income	—	7,437	—	—	—	145,000	—	598	153,035
Balance, December 31, 2022	7,000	$175,000	90,173,424	$9	$4,658,570	$(228,132)	$23,551	$1,392	$4,630,390

Cash dividends declared per depositary share of Series A preferred stock:
For the three months ended March 31, 2022		$0.266
For the three months ended June 30, 2022		$0.266
For the three months ended September 30, 2022		$0.266
For the three months ended December 31, 2022		$0.266

Cash dividends declared per common share:
For the three months ended March 31, 2022				$0.681
For the three months ended June 30, 2022				$0.702
For the three months ended September 30, 2022				$0.702
For the three months ended December 31, 2022				$0.720

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities
Net income	$153,035	$122,876	$91,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,570	95,729	66,758
Amortization from above (below) market lease intangibles, net	33,337	24,284	15,885
Amortization from financing costs, credit facility costs and debt discount	4,065	2,360	1,444
Stock-based compensation	6,464	4,798	4,702
Straight-line accrued rent	(13,176)	(11,857)	(7,818)
Provision for impairment	1,015	1,919	4,137
Settlement of interest rate swap	28,414	16,748	(22,668)
(Gain) loss on sale of assets	(5,341)	(14,941)	(8,004)
Write-off of unamortized financing costs upon debt extinguishment	—	1,250	—
(Increase) decrease in accounts receivable	799	(4,447)	(4,165)
(Increase) decrease in other assets	4,891	(3,231)	(1,503)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	15,048	10,827	2,216
Net Cash Provided by Operating Activities	362,121	246,315	142,956

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(1,578,511)	(1,400,685)	(1,326,696)
Development of real estate investments and other assets, net of reimbursements
(including capitalized interest of $1,261 in 2022, $249 in 2021, and $109 in 2020)	(81,875)	(41,464)	(19,617)
Payment of leasing costs	(503)	(468)	(1,227)
Net proceeds from sale of assets	44,914	56,002	47,698
Net Cash Used in Investing Activities	(1,615,975)	(1,386,615)	(1,299,842)

Cash Flows from Financing Activities
Proceeds from Series A preferred stock offering, net	—	170,308	—
Proceeds from common stock offerings, net	1,257,823	744,847	896,118
Repurchase of common shares	(1,912)	(1,813)	(1,641)
Unsecured revolving credit facility borrowings	1,035,000	594,000	743,000
Unsecured revolving credit facility repayments	(1,095,000)	(526,000)	(740,000)
Payments of mortgage notes payable	(24,490)	(799)	(3,683)
Payments of unsecured term loans	—	(240,000)	—
Proceeds from senior unsecured notes	297,513	640,623	349,745
Payment of Series A preferred dividends	(7,438)	(1,529)	—
Payment of common stock dividends	(220,304)	(194,296)	(116,112)
Distributions to non-controlling interest	(971)	(1,042)	(824)
Payments for financing costs	(2,708)	(6,704)	(3,919)
Net Cash Provided by Financing Activities	1,237,513	1,177,595	1,122,684

Net Increase (Decrease) in Cash and Cash Equivalents and Cash Held in Escrow	(16,341)	37,295	(34,202)
Cash and cash equivalents and cash held in escrow, beginning of period	45,250	7,955	42,157
Cash and cash equivalents and cash held in escrow, end of period	$28,909	$45,250	$7,955

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$58,784	$56,150	$37,710
Cash paid for income tax	$2,395	$1,816	$1,150

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Lease right of use assets added under new ground leases	$1,816	$6,302	$1,064
Mortgage note payable assumed, net of $2,548 mortgage debt discount	$39,702	$—	$—
Series A preferred dividends declared and unpaid	$620	$620	$—
Common stock dividends and limited partners' distributions declared and unpaid	$21,725	$16,261	$34,545
Change in accrual of development, construction and other real estate investment costs	$3,199	$(5,537)	$10,465

See accompanying notes to consolidated financial statements.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2022

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

The Company’s assets are held by, and all of our operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.6% common equity interest as of December 31, 2022.  There is a one-for-one relationship between the limited partnership interests in the Operating Partnership (“Operating Partnership Common Units”) owned by the Company and shares of Company common stock outstanding.  The Company also owns a Series A preferred equity interest in the Operating Partnership.  This preferred equity interest corresponds on a one-for-one basis to the Company’s Series A Preferred Stock (see Note 6- Common and Preferred Stock), providing income and distributions to the Company equal to the dividends payable on that stock.  Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the “Company,” “Management,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting Principles of Consolidation

The consolidated financial statements of Agree Realty Corporation include the accounts of the Company, the Operating Partnership and its wholly owned subsidiaries. The Company, as the sole general partner, held 99.6% and 99.5% of the Operating Partnership common equity as of December 31, 2022 and 2021, respectively, as well as the Series A preferred equity interest. All material intercompany accounts and transactions are eliminated, including the Company’s Series A preferred equity interest in the Operating Partnership.

At December 31, 2022 and 2021, the non-controlling interest in the Operating Partnership consisted of a 0.4% and 0.5% ownership interest in the Operating Partnership held by the Company’s founder and chairman, respectively. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of common stock. The Company as sole general partner of the Operating Partnership has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all non-controlling Operating Partnership Units, there would have been 90,521,043 shares of common stock outstanding at December 31, 2022.

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

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2022

held for sale once management has actively engaged in marketing the asset and has received a firm purchase commitment that is expected to close within one year.

Acquisitions of Real Estate

The acquisition of property for investment purposes is typically accounted for as an asset acquisition. The Company allocates the purchase price to land, building, assumed debt, if any, and identified intangible assets and liabilities, based in each case on their relative estimated fair values and without giving rise to goodwill. Intangible assets and liabilities represent the value of in-place leases and above- or below-market leases. In making estimates of fair values, the Company may use various sources, including data provided by independent third parties, as well as information obtained by the Company as a result of its due diligence, including expected future cash flows of the property and various characteristics of the markets where the property is located.

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

In-place lease intangible assets and the capitalized above- and below-market lease intangibles are amortized over the non-cancelable term of the lease as well any option periods included in the estimated fair value. In-place lease intangible assets are amortized to amortization expense and above- and below-market lease intangibles are amortized as a net adjustment to rental income.  In the event of early lease termination, the remaining net book value of any above- or below-market lease intangible is recognized as an adjustment to rental income.

The following schedule summarizes the Company’s amortization of lease intangibles for the years ended December 31, 2022, 2021, and 2020 (presented in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Lease intangibles (in-place)	$43,553	$27,827	$17,413
Lease intangibles (above-market)	39,603	30,596	21,523
Lease intangibles (below-market)	(6,266)	(6,312)	(5,638)
Total	$76,890	$52,111	$33,298

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2022

The following schedule represents estimated future amortization of lease intangibles as of December 31, 2022 (presented in thousands):

Year Ending December 31,	2023	2024	2025	2026	2027	Thereafter	Total
Lease intangibles (in-place)	$51,612	$48,132	$45,716	$42,671	$38,031	$182,239	$408,401
Lease intangibles (above-market)	38,703	34,651	32,317	30,588	28,224	226,564	391,047
Lease intangibles (below-market)	(5,591)	(4,920)	(4,485)	(4,131)	(3,677)	(13,910)	(36,714)
Total	$84,724	$77,863	$73,548	$69,128	$62,578	$394,893	$762,734

Impairments

The Company reviews real estate investments and related lease intangibles for possible impairment when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, our ability or expectation to re-lease properties that are vacant or become vacant or a change in the anticipated holding period for a property.

Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, to the carrying cost of the individual asset.

Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale.

The valuation of impaired assets is determined using valuation techniques including discounted cash flow analysis, analysis of recent comparable sales transactions, and/or purchase offers received from third parties, which are Level 3 inputs. The Company may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of its real estate.  Estimating future cash flows is highly subjective and estimates can differ materially from actual results.

Cash and Cash Equivalents and Cash Held in Escrow

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of deposit, checking, and money market accounts.  The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Cash held in escrows primarily relates to proposed like-kind exchange transactions pursued under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and funds restricted through a mortgage agreement. The Company had $27.1 million and $44.0 million in cash and cash equivalents and cash held in escrow as of December 31, 2022 and 2021, respectively, in excess of the FDIC insured limit.

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

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$27,763	$43,252
Cash held in escrow	1,146	1,998
Total of cash and cash equivalents and cash held in escrow	$28,909	$45,250

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2022

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

Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the Accounts Receivable - Tenants line item in the Consolidated Balance Sheets. The balance of straight-line rent receivables at December 31, 2022 and 2021 was $53.9 million and $40.9 million, respectively. To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce rental income.

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that collectability with respect to any tenant changes, the Company recognizes an adjustment to rental revenue. The Company’s review of collectability of charges under its operating leases also includes any accrued rental revenues related to the straight-line method of reporting rental revenue.

As of December 31, 2022, the Company had seven leases across five tenants where collection is no longer considered probable. For these tenants, the Company is recording rental income on a cash basis and has written off any outstanding receivables, including straight-line rent receivables. Adjustments to rental revenue related to potentially uncollectible charges under these tenant leases resulted in a reduction to Rental Income and Net Income of $0.4 million for the year-ended December 31, 2022.

In addition to the tenant-specific collectability assessment performed, the Company may also recognize a general allowance, as a reduction to rental revenue, for its operating lease receivables which are not expected to be fully collectible based on the potential for settlement of arrears. There was no general allowance as of December 31, 2022 and $0.8 million was recognized as of December 31, 2021.

The Company’s leases provide for reimbursement from tenants for common area maintenance, insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursement revenue is estimated each period and is recognized as rental revenue in the period the recoverable costs are incurred and accrued, and the related revenue is earned.  The balance of unbilled operating cost reimbursement receivable at December 31, 2022 and 2021 was $11.1 million and $9.1 million, respectively. Unbilled operating cost reimbursement receivable is reflected in Accounts Receivable - Tenants, net in the Consolidated Balance Sheets.

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

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2022

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

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net earnings per share of common stock for each of the periods presented (presented in thousands, except for share data):

	Year Ended December 31,
	2022	2021	2020
Net income attributable to Agree Realty Corporation	$152,437	$122,273	$91,381
Less: Series A preferred stock dividends	(7,437)	(2,148)	—
Net income attributable to common stockholders	145,000	120,125	91,381
Less: Income attributable to unvested restricted shares	(376)	(369)	(297)
Net income used in basic and diluted earnings per share	$144,624	$119,756	$91,084

Weighted average number of common shares outstanding	78,885,063	67,004,069	52,013,137
Less: Unvested restricted stock	(225,730)	(201,827)	(174,918)
Weighted average number of common shares outstanding used in basic earnings per share	78,659,333	66,802,242	51,838,219

Weighted average number of common shares outstanding used in basic earnings per share	78,659,333	66,802,242	51,838,219
Effect of dilutive securities:
Share-based compensation	129,474	118,460	95,103
2019 ATM Forward Equity Offerings	—	—	14,289
2020 ATM Forward Equity Offerings	—	153,200	19,777
April 2020 Forward Equity Offerings	—	—	429,346
2021 ATM Forward Equity Offerings	—	50,757	—
December 2021 Forward Offering	89,963	14,420	—
2022 ATM Forward Equity Offerings	63,381	—	—
May 2022 Forward Offering	173,429	—	—
September 2022 Forward Equity Offering	48,806	—	—
Weighted average number of common shares outstanding used in diluted earnings per share	79,164,386	67,139,079	52,396,734

For the year ended December 31, 2022, 62 shares of common stock related to restricted shares granted in 2022 were anti-dilutive and were not included in the computation of diluted earnings per share.

For the year ended December 31, 2021, 849 shares of common stock related to the 2021 ATM forward equity offerings, 5,360 shares of common stock related to the 2020 ATM forward equity offerings, and 2,092 restricted shares were anti-dilutive and were not included in the computation of diluted earnings per share.

For the year ended December 31, 2020, 27,753 shares of common stock related to the 2020 ATM forward equity offerings, 17,114 shares of common stock related to the 2019 ATM forward equity offerings, 1,547 performance units were anti-dilutive and were not included in the computation of diluted earnings per share.

Forward Equity Sales

The Company occasionally sells shares of common stock through forward sale agreements to enable the Company to set the price of such shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the Company.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2022

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

The Company also considers the potential dilution resulting from the forward sale agreements on the earnings per share calculations. The Company uses the treasury stock method to determine the dilution resulting from forward sale agreements during the period of time prior to settlement.

Equity Offering Costs

Underwriting commissions and offering costs of equity offerings have been reflected as a reduction of additional paid-in-capital in our Consolidated Balance Sheets.

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2022, the Company believes it has qualified as a REIT. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.  Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

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
December 31, 2022

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

Segment Reporting

The Company is primarily in the business of acquiring, developing and managing retail real estate. The Company’s chief operating decision maker, which is its Chief Executive Officer, does not distinguish or group operations on a geographic or other basis when assessing the financial performance of our portfolio of properties.  Accordingly, the Company has a single reportable segment for disclosure purposes.

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

Fair Values of Financial Instruments

The Company’s estimates of fair value of financial and non-financial assets and liabilities are based on the framework established in the fair value accounting guidance, ASC Topic 820 Fair Value Measurement. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

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

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2022

the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets.  The Company adopted this guidance on January 1, 2022 and the adoption did not impact its financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)” (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and able to be elected over time as reference rate reform activities occur.  The Company applied the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserved the presentation of derivatives consistent with past presentation.  The Company terminated all LIBOR-indexed derivatives during the year ended December 31, 2022 and has no derivative outstanding as of December 31, 2022.  In addition, the Company entered into an amendment to its Revolving Credit Facility which converted the interest rate from a spread over LIBOR to a spread over Secured Overnight Financing Rate (“SOFR”) subsequent to the termination of the LIBOR-indexed derivatives (see Note 5 – Debt).  Going forward, the Company does not expect the guidance will have a material impact on its financial statements.

In March 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820)” (“ASU 2022-03”).  ASU 2022-03 clarifies that contractual sale restrictions on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, are not considered in measuring the fair value of equity securities.  In addition, the amendment requires  the disclosure of: (1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, (2) the nature and remaining duration of the restrictions, and (3) any circumstances that could cause a lapse in the restrictions. The amendments in ASU 2022-03 are effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years.  The amendment is applied prospectively and early adoption is permitted. The Company continues to evaluate the potential impact of the guidance.

Note 3 – Leases

Tenant Leases

The Company is primarily focused on the ownership, acquisition, development and management of retail properties leased to industry leading tenants.  As of December 31, 2022, the Company’s portfolio was approximately 99.7% leased and had a weighted average remaining lease term (excluding extension options) of approximately 8.8 years. A significant majority of its properties are leased to national tenants and approximately 67.8% of its annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners.

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

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2022

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

The following table includes information regarding contractual lease payments for the Company’s operating leases for which it is the lessor, for the years ended December 31, 2022, 2021 and 2020 (presented in thousands).

	For the Year Ended December 31,
	2022	2021	2020
Total lease payments	$450,369	$352,797	$257,390
Less: Operating cost reimbursements and percentage rents	47,962	36,929	28,248
Total non-variable lease payments	$402,407	$315,868	$229,142

At December 31, 2022, future non-variable lease payments to be received from the Company’s operating leases for the next five years and thereafter are as follows (presented in thousands):

Year Ending December 31,	2023	2024	2025	2026	2027	Thereafter	Total
Future non-variable lease payments	$468,723	$463,245	$452,755	$433,725	$409,563	$2,113,349	$4,341,360

Deferred Revenue

As of December 31, 2022 and 2021, there was $18.1 million and $13.5 million, respectively, in deferred revenues resulting from rents paid in advance. Deferred revenues are recognized within Accounts Payable, Accrued Expenses, and Other Liabilities on the Consolidated Balance Sheets as of these dates.

Land Lease Obligations

The Company is the lessee under land lease agreements for certain of its properties. ASC 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases, whether qualifying as operating or finance.  As of December 31, 2022 and 2021, the Company had $60.9 million and $59.7 million respectively, of right of use assets, net, recognized within Other Assets in the Consolidated Balance Sheets, while the corresponding lease obligations, net, of $23.6 million and $24.1 million, respectively, were recognized within Accounts Payable, Accrued Expenses, and Other Liabilities on the Consolidated Balance Sheets as of these dates.

The Company’s land leases do not include any variable lease payments. These leases typically provide multi-year renewal options to extend their term as lessee at the Company’s option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised. Certain of the Company’s land leases qualify

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2022

as finance leases as a result of purchase options that are reasonably certain of being exercised or automatic transfer of title to the Company at the end of the lease term.

Amortization of right of use assets for operating land leases is classified as land lease expense and was $1.6 million, $1.6 million, and $1.3 million for the years ending December 31, 2022, 2021, and 2020, respectively. There was no amortization of right of use assets for finance land leases, as the underlying leased asset (land) has an infinite life.  Interest expense on finance land leases was $0.3 million and $0.2 million during the years ended December 31, 2022 and 2021, respectively, while there was no such expense incurred during the years ended December 31, 2020.

In calculating its lease obligations under ground leases, the Company uses discount rates estimated to be equal to what it would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following tables include information on the Company’s land leases for which it is the lessee, for the years ending December 31, 2022, 2021, and 2020 (presented in thousands).

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating leases:
Operating cash outflows	$1,197	$1,112	$1,069
Weighted-average remaining lease term - operating leases (years)	33.5	33.8	38.3

Finance leases:
Operating cash outflows	$255	$215	$—
Financing cash outflows	$81	$93	$—
Weighted-average remaining lease term - finance leases (years)	1.8	2.8	—

Supplemental Disclosure:
Right-of-use assets obtained in exchange for new lease liabilities, including value assigned to above market lease terms	$1,816	$6,302	$1,064
Right-of-use assets net change	$1,816	$6,302	$1,064

Maturity Analysis of Lease Liabilities for Operating Leases (presented in thousands)

Year Ending December 31,	2023	2024	2025	2026	2027	Thereafter	Total
Lease payments	$1,197	$1,197	$1,197	$1,195	$1,042	$28,809	$34,637
Imputed interest	(711)	(690)	(669)	(647)	(627)	(13,864)	(17,208)
Total lease liabilities	$486	$507	$528	$548	$415	$14,945	$17,429

The weighted-average discount rate used in computing operating and finance lease obligations approximated 4% at December 31, 2022 and 2021.

Maturity Analysis of Lease Liabilities for Finance Leases (presented in thousands)

Year Ending December 31,	2023	2024	2025	2026	2027	Thereafter	Total
Lease payments	$336	$6,251	$—	$—	$—	$—	$6,587

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2022

Imputed interest	(252)	(207)	—	—	—	—	(459)
Total lease liabilities	$84	$6,044	$—	$—	$—	$—	$6,128

Note 4 – Real Estate Investments

Real Estate Portfolio

As of December 31, 2022, the Company owned 1,839 properties, with a total gross leasable area (“GLA”) of approximately 38.1 million square feet. Net Real Estate Investments totaled $5.74 billion as of December 31, 2022. As of December 31, 2021, the Company owned 1,404 properties, with a total GLA of approximately 29.1 million square feet. Net Real Estate Investments totaled $4.37 billion as of December 31, 2021.

Acquisitions

During 2022, the Company purchased 434 retail net lease assets for approximately $1.6 billion, which includes acquisition, closing costs and the assumption of a $42.3 million mortgage note. These properties are located in 43 states and had a weighted average lease term of approximately 10.2 years.  The aggregate 2022 acquisitions were allocated approximately $387.7 million to land, $1.0 billion to buildings and improvements, $204.9 million to lease intangibles, net and $2.5 million to assumed mortgage debt discount.

During 2021, the Company purchased 290 retail net lease assets for approximately $1.39 billion, which includes acquisition and closing costs. These properties are located in 43 states and had a weighted average lease term of approximately 11.5 years. The aggregate 2021 acquisitions were allocated approximately $476.8 million to land, $654.3 million to buildings and improvements, and $250.7 million to lease intangibles.

The 2022 and 2021 acquisitions were primarily funded as cash purchases and the assumption of a mortgage note payable with a principal balance of $42.3 million. There was no material contingent consideration associated with these acquisitions.

None of the Company’s acquisitions during 2022 or 2021 caused any new or existing tenant to comprise 10% or more of the Company’s total assets or generate 10% or more of its total annualized contractual base rent at December 31, 2022 or 2021.

Developments

During 2022, the Company completed seven development or Partner Capital Solutions projects.  During 2021, four such projects were completed. At December 31, 2022, the Company had 24 development or Partner Capital Solutions projects under construction.

Dispositions

During 2022, the Company sold real estate properties for net proceeds of $44.9 million and recorded a net gain of $5.3 million.

During 2021, the Company sold real estate properties for net proceeds of $56.0 million and recorded a net gain of $14.9 million.

During 2020, the Company sold real estate properties for net proceeds of $47.7 million and recorded a net gain of $8.0 million.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2022

Assets Held for Sale

The Company did not classify any operating properties as real estate held for sale at December 31, 2022 and classified one operating property as real estate held for sale as of December 31, 2021, the assets for which are separately presented in the Consolidated Balance Sheets.

Real estate held for sale consisted of the following as of December 31, 2022 and 2021 (presented in thousands):

	December 31, 2022	December 31, 2021
Land	$—	$4,485
Building	—	—
Lease intangibles - asset	—	1,213
	—	5,698
Accumulated depreciation and amortization, net	—	(22)
Total Real Estate Held for Sale, net	$—	$5,676

Provisions for Impairment

As a result of the Company’s review of real estate investments it recognized real estate impairment charges of $1.0 million, $1.9 million and $4.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.  The estimated fair value of the impaired real estate assets at their time of impairment during 2022, 2021, and 2020 was $1.8 million, $1.0 million and $11.9 million, respectively.

Note 5 – Debt

As of December 31, 2022, the Company had total gross indebtedness of $1.96 billion, including (i) $50.4 million of mortgage notes payable; (ii) $1.81 billion of senior unsecured notes; and (iv) $100.0 million of borrowings under the Revolving Credit Facility (defined below).

Mortgage Notes Payable

As of December 31, 2022, the Company had total gross mortgage indebtedness of $50.4 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $86.5 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.94% as of December 31, 2022 and 4.16% as of December 31, 2021.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2022

Mortgages notes payable consisted of the following (presented in thousands):

	December 31, 2022	December 31, 2021
Note payable in monthly installments of interest only at 3.60% per annum, with a balloon payment paid in December 2022	$—	$23,640

Note payable in monthly installments of interest only at 5.01% per annum, with a balloon payment due September 2023	4,622	4,622

Note payable in monthly installments of $92 including interest at 6.27% per annum, with a final monthly payment due July 2026	3,523	4,373

Note payable in monthly installments of interest only at 3.63% per annum, with a balloon payment due December 2029	42,250	—

Total principal	50,395	32,635
Unamortized debt issuance costs and assumed debt discount	(2,424)	(206)
Total	$47,971	$32,429

In connection with a four-property acquisition during the twelve months ended December 31, 2022, the Company assumed an interest only, mortgage note payable with a principal balance of $42.3 million and stated interest rate of 3.63% maturing December 2029.  In connection with the purchase price allocation completed, the mortgage debt was fair valued as of the date of acquisition resulting in a $2.5 million debt discount that will be amortized over the term of the mortgage note payable into Interest Expense in the Consolidated Statements of Operations and Comprehensive Income.

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At December 31, 2022, there were no mortgage loans with partial recourse to the Company.

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

Senior Unsecured Notes

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2022

The following table presents the senior unsecured notes principal balances net of unamortized debt issuance costs and original issue discounts for the Company’s private placement and public offerings as of December 31, 2022, and 2021 (presented in thousands):

	All-in
	Interest Rate	Maturity	December 31, 2022	December 31, 2021
2025 Senior Unsecured Notes	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes	2.11%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes	3.49%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes	3.96%	October 2032	300,000	—
2033 Senior Unsecured Public Notes	2.13%	June 2033	300,000	300,000
Total Principal			1,810,000	1,510,000
Unamortized debt issuance costs and original issue discount, net			(17,953)	(14,800)
Total			$1,792,047	$1,495,200

Senior Unsecured Notes – Private Placements

The 2025 Senior Unsecured Notes, 2027 Senior Unsecured Notes, 2028 Senior Unsecured Notes, 2029 Senior Unsecured Notes, 2030 Senior Unsecured Notes, and 2031 Senior Unsecured Notes (collectively the “Private Placements”) were issued in private placements to individual investors. The Private Placements did not involve a public offering in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

The Operating Partnership issued $125 million 2031 Senior Unsecured Notes in October 2019 with a stated interest rate of 4.47%. In March 2019, the Company entered into forward-starting interest rate swap agreements to fix the interest for $100 million of long-term debt until maturity. The Company terminated the swap agreements at the time of pricing the 2031 Senior Unsecured Notes, which resulted in an effective annual fixed rate of 4.41% for $100 million aggregate principal amount of the 2031 Senior Unsecured Notes. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the $125 million aggregate principal amount of 2031 Senior Unsecured Notes is 4.42%.

Senior Unsecured Notes – Public Offerings

The 2030 Senior Unsecured Public Notes, 2028 Senior Unsecured Public Notes, 2033 Senior Unsecured Public Notes and 2032 Senior Unsecured Public Notes (collectively the “Public Notes”) are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership. The Public Notes are governed by an indenture, dated August 17, 2020, among the Operating Partnership, the Company and trustee (as supplemented by an officer’s certificate dated at the issuance of each of the Public Notes) (the “Indenture”). The Indenture contains various restrictive covenants, including limitations on the ability of the guarantors and the issuer to incur additional indebtedness and requirements to maintain a pool of unencumbered assets.

In August 2020, the Operating Partnership completed an underwritten public offering of $350 million aggregate principal amount of 2.900% Notes due 2030 (the “2030 Senior Unsecured Public Notes”). The 2030 Senior Unsecured Public Notes are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership.  The terms of the 2030 Senior Unsecured Public Notes are governed by the Indenture (as supplemented by an officer’s certificate dated August 17, 2020). The Indenture contains various restrictive covenants,

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2022

including limitations on the ability of the guarantors and the issuer to incur additional indebtedness and requirements to maintain a pool of unencumbered assets.

In August 2020, the Operating Partnership issued $350 million aggregate principal amount of notes at a stated rate of 2.90% due October 2030 (the “2030 Senior Unsecured Public Notes”). The Company terminated related swap agreements of $200.0 million that hedged the 2030 Senior Unsecured Public Notes, paying $23.4 million upon termination. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the $350 million aggregate principal amount of 2030 Senior Unsecured Public Notes is 3.49%.

In May 2021, the Operating Partnership issued $350 million aggregate principal amount of notes at a stated interest  rate of 2.00% due June 2028 (“2028 Senior Unsecured Public Notes”) and $300 million in aggregate principal amount notes at a stated interest rate of 2.60% due June 2033 (the “2033 Senior Unsecured Public Notes”).  The Company terminated related swap agreements of $300 million that hedged the 2033 Senior Unsecured Public Notes, receiving $16.7 million upon termination. Considering the effect of the terminated swap agreements, the blended all-in rates to the Company for the $350 million aggregate principal amount of the 2028 Senior Unsecured Public Notes and the $300 million aggregate principal amount of the 2033 Senior Unsecured Public Notes are 2.11% and 2.13%, respectively.

In August 2022, the Operating Partnership issued the 2032 Senior Unsecured Public Notes in an underwritten public offering of $300 million aggregate principal amount of notes with a stated interest rate of 4.80% due October 2032. The Company terminated related swap agreements of $300 million notional amount that hedged the 2032 Senior Unsecured Public Notes, receiving $28.4 million upon termination. Considering the effect of terminated swap agreements, the blended all-in rate to the Company for the 2032 Senior Unsecured Public Notes is 3.96%.

Senior Unsecured Revolving Credit Facility

In December 2021, the Company entered into a Third Amended and Restated Revolving Credit Agreement which provided for a $1.0 billion senior unsecured revolving credit facility (the "Revolving Credit Facility") that bore interest based on a pricing grid with a range of 72.5 to 140 basis points over LIBOR, determined by the Company’s credit ratings and leverage ratio. Based on the Company’s credit ratings and leverage ratio at the time of closing, pricing on the Revolving Credit Facility was 77.5 basis points over LIBOR. The Revolving Credit Facility includes an accordion option that allows the Company to request additional lender commitments up to a total of $1.75 billion. The Revolving Credit Facility will mature in January 2026 with Company options to extend the maturity date to January 2027.

In November 2022, the Company entered into a First Amendment to the Third Amended and Restated Revolving Credit Agreement which converted the interest rate on its $1.0 billion Revolving Credit Facility from a spread over LIBOR to a spread over SOFR plus a SOFR adjustment of 10 basis points.

The margins for the Revolving Credit Facility are subject to improvement based on the Company's leverage ratio, provided its credit ratings meet a certain threshold. Based on the Company's credit ratings and leverage ratio at the time of closing plus the SOFR adjustment of 10 basis points, pricing on the Revolving Credit Facility was 87.5 basis points over SOFR. In connection with the Company's ongoing environmental, social and governance ("ESG") initiatives, pricing may be reduced if specific ESG ratings are achieved.

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

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2022

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt as of December 31, 2022 (presented in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
2023	$905	$4,622	$5,527
2024	963	—	963
2025	1,026	50,000	51,026
2026 (1)	629	100,000	100,629
2027	—	50,000	50,000
Thereafter	—	1,752,250	1,752,250
Total scheduled principal payments	$3,523	$1,956,872	$1,960,395
(1)	The Revolving Credit Facility matures in January 2026, with options to extend the maturity to January 2027. The Revolving Credit Facility had a balance of $100.0 million as of December 31, 2022.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of December 31, 2022, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of December 31, 2022.

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

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2022

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

In December 2021, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase 750,000 shares, in connection with forward sale agreements. The offering resulted in net proceeds to the Company of approximately $368.7 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreements.

In May 2022, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase 750,000 shares, in connection with forward sale agreements. The offering resulted in net proceeds to the Company of approximately $386.7 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreements.

In October 2022, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase 750,000 shares, in connection with forward sale agreements. Upon settlement, the offering is anticipated to raise net proceeds of approximately $380.7 million after deducting fees and making certain other adjustments as provided in the equity distribution agreements. As of December 31, 2022, the Company settled 1,600,000 shares of these October 2022 forward sale agreements, realizing net proceeds of $106.2 million. The Company is required to settle the outstanding shares of common stock by September 2023.

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

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2022

the Company at the $25.00 per share liquidation value, plus any accrued and unpaid dividends.  This conversion value is limited by a share cap if the Company’s stock price falls below a certain threshold.

ATM Programs

The Company enters into ATM programs through which the Company, from time to time, sells shares of common stock and enters into forward sale agreements.  The results of ATM programs entered into during 2020 and 2021 are shown in the following table.  These ATM programs have been terminated and no future issuances will occur under them.

			Net Proceeds Received
Program Year	Size ($ million)	Shares Issued	($ million)
2020	$400.0	3,334,056	$209.5
2021	$500.0	5,453,975	$379.1

In September 2022, the Company entered into a new $750 million ATM program (the “2022 ATM Program”) through which the Company, from time to time, may sell shares of common stock and/or enter into forward sale agreements.  As of December 31, 2022, the Company entered into forward sale agreements to sell an aggregate of 4,350,232 shares of common stock under the 2022 ATM Program, for anticipated net proceeds of $300.9 million. The Company has settled 245,591 shares of these forward sale agreements as of December 31, 2022 for net proceeds of approximately $18.1 million, after deducting fees and expense. The Company is required to settle the remaining outstanding shares of common stock under the 2022 ATM Program by various dates between November and December 2023. After considering the 4,350,232 shares of common stock subject to forward sale agreements issued under the 2022 ATM Program, the Company had approximately $446.6 million of availability remaining under this program as of December 31, 2022.

Note 7 – Dividends and Distributions Payable

The Company declared dividends per common share of $2.805, $2.604 and $2.405 per share during the years ended December 31, 2022, 2021, and 2020; the dividends have been reflected for federal income tax purposes as follows:

For the Year Ended December 31,	2022	2021	2020
Ordinary Income	$2.518	$2.398	$1.928
Return of Capital	0.287	0.206	0.477
Total	$2.805	$2.604	$2.405

On December 13, 2022, the Company declared a dividend per common share of $0.24 per share for the month ended December 31, 2022. The holders of Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Unit held. The monthly common dividend for December 2022 has been reflected as a reduction of stockholders’ equity and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. This dividend was paid on January 13, 2023.

The Company declared dividends of $1.0625 per Depositary Share during the year ended December 31, 2022 and $0.30695 per Depositary Share during the year ended December 31, 2021, covering the periods subsequent to the September 2021 preferred stock issuance date (see Note 6- Common and Preferred Stock).   These dividends were reflected entirely as ordinary income for federal income tax purposes.

On December 13, 2022, the Company declared a dividend of $0.08854 per Depositary Share for the month ended December 31, 2022.  This monthly preferred dividend has been reflected as a reduction of stockholders’ equity and was paid on January 3, 2023.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2022

Note 8 – Income Taxes

Uncertain Tax Positions

The Company is subject to the provisions of Financial Accounting Standards Board ASC Topic 740-10 (“ASC 740-10”) and has analyzed its various federal and state filing positions. The Company believes that its income tax filing positions and deductions are documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740-10. The Company’s federal income tax returns are open for examination by taxing authorities for all tax years after December 31, 2018. The Company has elected to record related interest and penalties, if any, as income tax expense on the Consolidated Statements of Operations and Comprehensive Income. We have no material interest or penalties relating to income taxes recognized for years ended December 31, 2022, 2021, and 2020.

Income Tax Expense

During the years ended December 31, 2022, 2021, and 2020, the Company recognized net federal and state income tax expense of approximately $2.9 million, $2.4 million and $1.1 million, respectively. The income tax expense recorded in 2021 includes additional tax expense of approximately $0.5 million relating to the true-up of 2020 expense, recognized upon filing of the annual tax returns.

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
December 31, 2022

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

2021 Settlements – Extinguishment of Term Loans

Prior to May 2021, the Company had entered interest rate swap agreements to hedge against future cash flows on variable-rate borrowings. These interest rate swap agreements were settled in May 2021. The Company incurred a charge of $14.6 million upon this repayment and settlement, including swap termination costs of $13.4 million and the write-off of previously unamortized debt issuance costs of $1.2 million. Details of the interest rate swaps and related terminations is as follows:

In July 2014, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company received from the counterparty interest on the notional amount based on one month LIBOR and paid to the counterparty a fixed rate of 2.09%. These swaps effectively converted $65 million of variable-rate borrowings to fixed-rate borrowings from July 21, 2014 to July 21, 2021. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $0.3 million upon termination. This settlement was recognized as an expense during the year ended December 31, 2021.

In June 2016, the Company entered into an interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $40 million in variable-rate borrowings. Under the terms of the interest rate swap agreement, the Company received from the counterparty interest on the notional amount based on one month LIBOR and paid to the counterparty a fixed rate of 1.40%. This swap effectively converted $40 million of variable-rate borrowings to fixed-rate borrowings from August 1, 2016 to July 1, 2023. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $1.0 million upon termination. This settlement was recognized as an expense during the year ended December 31, 2021.

In December 2018, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $100 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company received from the counterparty interest on the notional amount based on one month LIBOR and paid to the counterparty a fixed rate of 2.66%. These swaps effectively converted $100 million of variable-rate borrowings to fixed-rate borrowings from December 27, 2018 to January 15, 2026. In May 2021, the Company terminated the swap agreements upon the payoff of the related term loan, paying $9.2 million upon termination. This settlement was recognized as an expense during the year ended December 31, 2021.

In October 2019, the Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $65 million in variable-rate borrowings. Under the terms of the interest rate swap agreements, the Company received from the counterparty interest on the notional amount based on one month LIBOR and paid to the counterparty a fixed rate of 1.4275%. This swap effectively converted $65 million of variable-rate

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2022

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

Accumulated OCI relates to (i) the change in fair value of forward-starting interest rate derivatives and (ii) realized gains or losses on settled derivative instruments. The realized gains or losses on settled derivative instruments are recognized as an adjustment to interest expense over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $2.5 million will be reclassified as an increase to interest expense.

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

	Asset Derivatives
	December 31, 2022	December 31, 2021
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Other Assets, net	$—	$1,868

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2022

	Liability Derivatives
	December 31, 2022	December 31, 2021
	Fair Value	Fair Value
Derivatives designated as cash flow hedges:
Accounts Payable, Accrued Expenses, and Other Liabilities	$—	$3,335

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2022, 2021, and 2020 (presented in thousands).

				Location of Income/(Loss)	Amount of Income/(Loss)
	Amount of Income/(Loss) Recognized			Reclassified from Accumulated	Reclassified from Accumulated
	in OCI on Derivative			OCI into Income	OCI into Expense
Year Ended December 31,	2022	2021	2020		2022	2021	2020
Interest rate swaps	$29,881	$14,958	$(34,558)	Interest expense	$(684)	$15,973	$4,562

				Loss on extinguishment of debt and settlement of related hedges	$—	$13,363	$—

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of December 31, 2022.

Credit Risk-Related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of December 31, 2022, the Company had no derivatives outstanding.

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the Consolidated Balance Sheets.

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of December 31, 2022 and December 31, 2021. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets (presented in thousands):

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2022

Offsetting of Derivative Assets

As of December 31, 2022

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities

As of December 31, 2022

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Assets

As of December 31, 2021

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$1,868	$—	$1,868	$(1,679)	$—	$189

Offsetting of Derivative Liabilities

As of December 31, 2021

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$3,335	$—	$3,335	$(1,679)	$—	$1,656

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2022

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
December 31, 2022

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 (presented in thousands):

	Total Fair Value	Level 2
December 31, 2022
Derivative assets - interest rate swaps	$—	$—
Derivative liabilities - interest rate swaps	$—	$—

December 31, 2021
Derivative assets - interest rate swaps	$1,868	$1,868
Derivative liabilities - interest rate swaps	$3,335	$3,335

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

The Company determined that the valuation of its Senior Unsecured Notes and Revolving Credit Facility are classified as Level 2 of the fair value hierarchy and its fixed rate mortgages are classified as Level 3 of the fair value hierarchy. The Senior Unsecured Notes had carrying values of $1.79 billion and $1.50 billion as of December 31, 2022 and  2021, respectively, and had fair values of approximately $1.54 billion and $1.57 billion, respectively. The Revolving Credit Facility’s fair value is estimated to be equal to the carrying value of $100.0 million and $160.0 million as of December 31, 2022 and 2021, respectively. The Mortgage Notes Payable had carrying values of $48.0 million and $32.4 million as of December 31, 2022 and 2021, respectively, and had fair values of $45.4 million and $33.9 million as of those dates.

Note 11 – Equity Incentive Plan

In May 2020, the Company’s stockholders approved the Agree Realty Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”), which replaced the Agree Realty Corporation 2014 Omnibus Equity Incentive Plan (the “2014 Plan”). The 2020 Plan provides for the award to employees, directors and consultants of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 700,000 shares of the Company’s common stock. All subsequent awards of equity or equity rights will be granted under the 2020 Plan, and no further awards will be made under the 2014 Plan. As of December 31, 2022, 333,048 shares of common stock were available for issuance under the 2020 Plan.

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

The Company estimates the fair value of restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis or amount vested, if greater, over the appropriate vesting period. During 2022, 2021, and

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2022

2020 the Company recognized $3.9 million, $3.5 million and $3.2 million, respectively, of expense relating to restricted share grants.

As of December 31, 2022, there was $9.2 million of unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.3 years. The Company used 0% for the forfeiture rate for determining the fair value of restricted stock. The intrinsic value of restricted shares redeemed was $1.9 million, $1.8 million and $1.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Restricted share activity is summarized as follows:

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2019	194	$50.71

Restricted stock granted	52	$78.43
Restricted stock vested	(68)	$45.78
Restricted stock forfeited	(3)	$63.80

Unvested restricted stock at December 31, 2020	175	$60.53

Restricted stock granted	87	$65.23
Restricted stock vested	(64)	$53.82
Restricted stock forfeited	(23)	$63.88

Unvested restricted stock at December 31, 2021	175	$64.90

Restricted stock granted	81	$63.10
Restricted stock vested	(63)	$60.84
Restricted stock forfeited	(10)	$65.12

Unvested restricted stock at December 31, 2022	183	$65.46

Performance Units and Shares

Performance units were granted to certain executive officers during the years ended December 31, 2022, 2021, and 2020, while performance shares were granted prior to those years. Performance units or shares are subject to a three-year performance period, at the conclusion of which shares awarded are to be determined by the Company’s total shareholder return (“TSR”) compared to the constituents of the MSCI US REIT Index and a defined peer group. 50% of the award is based upon the TSR percentile rank versus the constituents in the MSCI US REIT Index for the three-year performance period; and 50% of the award is based upon TSR percentile rank versus a specified net lease peer group for the three-year performance period. Vesting of the performance units and shares following their issuance will occur ratably over a three-year period, with the initial vesting occurring immediately following the conclusion of the performance period such that all units and shares vest within five years of the original award date.

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
December 31, 2022

The Monte Carlo simulation pricing model for issued grants utilizes the following assumptions: (i) expected term (equal to the remaining performance measurement period at the grant date); (ii) volatility (based on historical volatility); and (iii) risk-free rate (interpolated based on 2-and 3- year rates). The Company used 0% for the forfeiture rate for determining the fair value of performance units and shares.

The following assumptions were used when determining the grant date fair value:

	2022	2021	2020
Expected term (years)	2.9	2.9	2.9
Volatility	33.5%	33.9%	18.4%
Risk-free rate	1.8%	0.2%	1.3%

The Company recognized expense related to performance units and shares for which the three-year performance period has not been completed of $1.5 million, $1.2 million and $1.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, there was $3.3 million of total unrecognized compensation costs related to performance units and shares for which the three-year performance period has not yet been completed, which is expected to be recognized over a weighted average period of 3.1 years.

The Company recognized expense related to performance units and shares for which the three-year performance period was completed of $0.4 million and $0.2 million for the years ending December 31, 2022 and 2021, respectively. As of December 31, 2022, there was $0.2 million of total unrecognized compensation costs related to performance units and shares for which the three-year performance period has been completed, which is expected to be recognized over a weighted average period of 0.9 years.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2022

Performance unit and share activity is summarized as follows:

	Target Number	Weighted Average
	of Awards	Grant Date
	(in thousands)	Fair Value
Performance units and shares at December 31, 2019 - three-year performance period to be completed	61	$61.04

Performance units granted	26	$90.17

Performance units and shares at December 31, 2020 - three-year performance period to be completed	87	$69.61

Performance units granted	43	$63.42
Performance units and shares at December 31, 2021 - three-year performance period completed	(31)	$55.29
Performance units and shares forfeited	(21)	$68.79

Performance units and shares at December 31, 2021 - three-year performance period to be completed	78	$72.13

Performance units granted	34	$68.59
Performance units and shares at December 31, 2022- three-year performance period completed	(27)	$66.96

Performance units and shares at December 31, 2022 - three-year performance period to be completed	85	$72.27

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Performance shares - three-year performance period completed but not yet vested at December 31, 2020	—	$—

Shares earned at completion of three-year performance period (1)	47	$55.29
Shares vested	(16)	$55.29
Shares forfeited	(4)	$55.29

Performance shares - three-year performance period completed but not yet vested December 31, 2021	27	$55.29

Shares earned at completion of three-year performance period (2)	28	$66.96
Shares vested	(23)	$59.91

Performance shares - three-year performance period completed but not yet vested December 31, 2022	32	$61.91

(1)Performance shares granted in 2018 for which the three-year performance period was completed in 2021 paid out at the 150% performance level
(2)Performance shares granted in 2019 for which the three-year performance period was completed in 2022 paid out at the 106% performance level

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2022

Restricted Stock - Directors

During the year ended December 31, 2022, 10,636 restricted shares were granted to independent members of the Company’s board of directors at a weighted average grant date fair value of $62.62 per share.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The restricted shares granted to independent members of the board vested over the 2022 calendar year commensurate with the board members’ annual services to the Company.

The Company estimates the fair value of board members’ restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the one-year vesting period. The Company recognized expense relating to restricted share grants to the board members of $0.7 million for the year ended December 31, 2022.

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

Note 13 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to December 31, 2022 through the date on which these financial statements were issued to determine whether any of these events required adjustment to or disclosure in the financial statements.

There were no reportable subsequent events or transactions.

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

6

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Real Estate Held for Investment
Borman Center, MI	—	550,000	562,404	1,087,596	550,000	1,650,000	2,200,000	1,650,000	1977	40 Years
Capital Plaza, KY	—	7,379	2,240,607	8,812,549	7,379	11,053,156	11,060,535	1,965,182	1978	40 Years
Grayling Plaza, MI	—	200,000	1,778,657	143,997	200,000	1,922,654	2,122,654	1,676,490	1984	40 Years
Omaha Store, NE	—	150,000	—	—	150,000	—	150,000	—	1995
Wichita Store, KS	—	1,039,195	1,690,644	451,090	1,139,677	2,041,252	3,180,929	1,078,952	1995	40 Years
Monroeville, PA	—	6,332,158	2,249,724	(2,067,098)	3,153,890	3,360,894	6,514,784	1,553,995	1996	40 Years
Boynton Beach, FL	—	1,534,942	2,043,122	3,717,733	1,534,942	5,760,855	7,295,797	2,466,616	1996	40 Years
Chesterfield Township, MI	—	1,350,590	1,757,830	(46,164)	1,350,590	1,711,666	3,062,256	1,048,977	1998	40 Years
Pontiac, MI	—	1,144,190	1,808,955	(90,189)	1,144,190	1,718,766	2,862,956	1,034,771	1998	40 Years
Mt Pleasant Shopping Ctr, MI	—	907,600	8,081,968	11,251,877	1,874,745	18,366,700	20,241,445	5,590,558	1998	40 Years
Rochester, MI	—	2,438,740	2,188,050	23,358	2,438,740	2,211,408	4,650,148	1,287,020	1999	40 Years
Ypsilanti, MI	—	2,050,000	2,222,097	(3,494,709)	777,388	—	777,388	—	1999
Petoskey, MI	—	—	2,332,473	2,020,905	2,015,626	2,337,752	4,353,378	1,322,416	2000	40 Years
Flint, MI	—	1,477,680	2,241,293	99,920	1,477,680	2,341,213	3,818,893	1,230,805	2001	40 Years
New Baltimore, MI	—	1,250,000	2,285,781	9,231	1,250,000	2,295,012	3,545,012	1,213,178	2001	40 Years
Flint, MI	1,435,925	1,729,851	1,798,091	660	1,729,851	1,798,751	3,528,602	931,190	2002	40 Years
Indianapolis, IN	—	180,000	1,117,617	108,551	180,000	1,226,168	1,406,168	620,946	2002	40 Years
Flint, MI	—	—	471,272	(201,809)	—	269,463	269,463	233,486	2003	40 Years
Canton Twp, MI	—	1,550,000	2,132,096	23,021	1,550,000	2,155,117	3,705,117	1,028,118	2003	40 Years
Flint, MI	1,664,211	1,537,400	1,961,674	—	1,537,400	1,961,674	3,499,074	923,702	2004	40 Years
Albion, NY	—	1,900,000	3,037,864	—	1,900,000	3,037,864	4,937,864	1,376,537	2004	40 Years
Flint, MI	1,272,314	1,029,000	2,165,463	(6,666)	1,029,000	2,158,797	3,187,797	978,161	2004	40 Years
Boynton Beach, FL	—	1,569,000	2,363,524	3,943,404	1,569,000	6,306,928	7,875,928	1,647,399	2004	40 Years
Roseville, MI	—	1,771,000	2,327,052	395	1,771,000	2,327,447	4,098,447	996,348	2005	40 Years
Mt Pleasant, MI	—	1,075,000	1,432,390	4,787	1,075,000	1,437,177	2,512,177	613,779	2005	40 Years
N Cape May, NJ	—	1,075,000	1,430,092	495	1,075,000	1,430,587	2,505,587	610,975	2005	40 Years
Summit Twp, MI	—	998,460	1,336,357	12,686	998,460	1,349,043	2,347,503	549,549	2006	40 Years
Barnesville, GA	—	932,500	2,091,514	5,490	932,500	2,097,004	3,029,504	797,268	2007	40 Years
East Lansing, MI	—	240,000	54,531	(54,531)	240,000	—	240,000	—	2007
Macomb Township, MI	—	424,222	—	—	424,222	—	424,222	—	2008
Brighton, MI	—	1,365,000	2,802,036	5,615	1,365,000	2,807,651	4,172,651	970,901	2009	40 Years
Southfield, MI	1,483,000	1,200,000	125,616	2,063	1,200,000	127,679	1,327,679	42,153	2009	40 Years
Atchison, KS	—	943,750	3,021,672	—	823,170	3,142,252	3,965,422	980,445	2010	40 Years
Johnstown, OH	—	485,000	2,799,502	—	485,000	2,799,502	3,284,502	874,846	2010	40 Years
Lake in the Hills, IL	—	2,135,000	3,328,560	—	1,690,000	3,773,560	5,463,560	1,173,677	2010	40 Years
Concord, NC	—	7,676,305	—	—	7,676,305	—	7,676,305	—	2010
Antioch, IL	—	1,087,884	—	—	1,087,884	—	1,087,884	—	2010
Mansfield, CT	—	700,000	1,902,191	508	700,000	1,902,699	2,602,699	576,754	2010	40 Years
Spring Grove, IL	2,313,000	1,191,199	—	968	1,192,167	—	1,192,167	—	2010
Tallahassee, FL	1,628,000	—	1,482,462	—	—	1,482,462	1,482,462	446,280	2010	40 Years
Wilmington, NC	2,186,000	1,500,000	1,348,591	—	1,500,000	1,348,591	2,848,591	398,959	2011	40 Years
Marietta, GA	900,000	575,000	696,297	6,359	575,000	702,656	1,277,656	201,937	2011	40 Years
Baltimore, MD	2,534,000	2,610,430	—	(3,447)	2,606,983	—	2,606,983	—	2011
Dallas, TX	1,844,000	701,320	778,905	1,042,730	701,320	1,821,635	2,522,955	509,062	2011	40 Years
Chandler, AZ	—	332,868	793,898	360	332,868	794,258	1,127,126	223,422	2011	40 Years
New Lenox, IL	—	1,422,488	—	—	1,422,488	—	1,422,488	—	2011
Roseville, CA	4,752,000	2,800,000	3,695,455	(96,364)	2,695,636	3,703,455	6,399,091	1,049,249	2011	40 Years
Fort Walton Beach, FL	1,768,000	542,200	1,958,790	88,778	542,200	2,047,568	2,589,768	561,074	2011	40 Years
Leawood, KS	—	989,622	3,003,541	16,197	989,622	3,019,738	4,009,360	830,425	2011	40 Years
Salt Lake City, UT	—	—	6,810,104	(44,416)	—	6,765,688	6,765,688	1,896,036	2011	40 Years
Macomb Township, MI	1,793,000	1,605,134	—	—	1,605,134	—	1,605,134	—	2012
Madison, AL	1,552,000	675,000	1,317,927	—	675,000	1,317,927	1,992,927	362,429	2012	40 Years
Walker, MI	887,000	219,200	1,024,738	—	219,200	1,024,738	1,243,938	275,398	2012	40 Years
Portland, OR	—	7,969,403	—	161	7,969,564	—	7,969,564	—	2012
Cochran, GA	—	365,714	2,053,726	—	365,714	2,053,726	2,419,440	539,104	2012	40 Years
Baton Rouge, LA	—	—	1,188,322	—	—	1,188,322	1,188,322	314,410	2012	40 Years
Southfield, MI	—	1,178,215	—	—	1,178,215	—	1,178,215	—	2012
Clifton Heights, PA	—	2,543,941	3,038,561	(3,105)	2,543,941	3,035,456	5,579,397	793,648	2012	40 Years
Newark, DE	—	2,117,547	4,777,516	(4,881)	2,117,547	4,772,635	6,890,182	1,247,908	2012	40 Years
Vineland, NJ	—	4,102,710	1,501,854	43,976	4,125,289	1,523,251	5,648,540	395,015	2012	40 Years
Fort Mill, SC	—	750,000	1,187,380	—	750,000	1,187,380	1,937,380	309,213	2012	40 Years
Spartanburg, SC	—	250,000	765,714	4,387	250,000	770,101	1,020,101	201,022	2012	40 Years
Springfield, IL	—	302,520	653,654	49,741	302,520	703,395	1,005,915	179,667	2012	40 Years
Jacksonville, NC	—	676,930	1,482,748	—	676,930	1,482,748	2,159,678	373,667	2012	40 Years
Morrow, GA	—	525,000	1,383,489	(99,849)	525,000	1,283,640	1,808,640	329,558	2012	40 Years
Charlotte, NC	—	1,822,900	3,531,275	(570,844)	1,822,900	2,960,431	4,783,331	754,844	2012	40 Years
Lyons, GA	—	121,627	2,155,635	(103,392)	121,627	2,052,243	2,173,870	534,657	2012	40 Years
Fuquay-Varina, NC	—	2,042,225	1,763,768	(255,778)	2,042,225	1,507,990	3,550,215	380,672	2012	40 Years
Minneapolis, MN	—	1,088,015	345,958	71,142	826,635	678,480	1,505,115	33,924	2012	40 Years
Lake Zurich, IL	—	780,974	7,909,277	46,509	780,974	7,955,786	8,736,760	1,996,574	2012	40 Years
Harlingen, TX	—	430,000	1,614,378	12,854	430,000	1,627,232	2,057,232	406,806	2012	40 Years
Pensacola, FL	—	650,000	1,165,415	23,957	650,000	1,189,372	1,839,372	295,468	2012	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Venice, FL	—	1,300,196	—	4,892	1,305,088	—	1,305,088	—	2012
St. Joseph, MO	—	377,620	7,639,521	—	377,620	7,639,521	8,017,141	1,893,964	2013	40 Years
Statham, GA	—	191,919	3,851,073	—	191,919	3,851,073	4,042,992	954,743	2013	40 Years
North Las Vegas, NV	—	214,552	717,435	28,999	214,552	746,434	960,986	183,399	2013	40 Years
Memphis, TN	—	322,520	748,890	—	322,520	748,890	1,071,410	184,106	2013	40 Years
Rancho Cordova, CA	—	1,339,612	—	(265,000)	1,074,612	—	1,074,612	—	2013
Kissimmee, FL	—	1,453,500	971,683	196	1,453,696	971,683	2,425,379	236,849	2013	40 Years
Pinellas Park, FL	—	2,625,000	874,542	4,163	2,625,000	878,705	3,503,705	210,452	2013	40 Years
Manchester, CT	—	397,800	325,705	—	397,800	325,705	723,505	78,713	2013	40 Years
Rapid City, SD	—	1,017,800	2,348,032	1,379	1,017,800	2,349,411	3,367,211	565,293	2013	40 Years
Chicago, IL	—	272,222	649,063	61,309	272,222	710,372	982,594	161,953	2013	40 Years
Brooklyn, OH	—	3,643,700	15,079,714	953,195	3,643,700	16,032,909	19,676,609	3,739,801	2013	40 Years
Madisonville, TX	—	96,680	1,087,642	18,200	96,680	1,105,842	1,202,522	262,749	2013	40 Years
Forest, MS	—	—	1,298,176	99,848	—	1,398,024	1,398,024	322,502	2013	40 Years
Sun Valley, NV	—	308,495	1,373,336	(51,008)	253,495	1,377,328	1,630,823	321,306	2013	40 Years
Rochester, NY	—	2,500,000	7,398,639	2,017	2,500,000	7,400,656	9,900,656	1,719,003	2013	40 Years
Allentown, PA	—	2,525,051	7,896,613	672,368	2,525,051	8,568,981	11,094,032	1,967,811	2013	40 Years
Casselberry, FL	—	1,804,000	793,101	(2,906)	1,804,000	790,195	2,594,195	186,455	2013	40 Years
Berwyn, IL	—	186,791	933,959	62,585	186,791	996,544	1,183,335	219,952	2013	40 Years
Grand Forks, ND	—	1,502,609	2,301,337	1,801,028	1,502,609	4,102,365	5,604,974	932,621	2013	40 Years
Ann Arbor, MI	—	3,000,000	4,595,757	277,040	3,000,000	4,872,797	7,872,797	1,105,907	2013	40 Years
Joplin, MO	—	1,208,225	1,160,843	—	1,208,225	1,160,843	2,369,068	266,025	2013	40 Years
Red Bay, AL	—	38,981	2,528,437	3,856	38,981	2,532,293	2,571,274	516,996	2014	40 Years
Birmingham, AL	—	230,106	231,313	(297)	230,106	231,016	461,122	46,685	2014	40 Years
Birmingham, AL	—	245,234	251,339	(324)	245,234	251,015	496,249	50,727	2014	40 Years
Birmingham, AL	—	98,271	179,824	—	98,271	179,824	278,095	36,340	2014	40 Years
Birmingham, AL	—	235,641	127,477	(313)	235,641	127,164	362,805	25,699	2014	40 Years
Montgomery, AL	—	325,389	217,850	—	325,389	217,850	543,239	44,024	2014	40 Years
Littleton, CO	4,622,391	819,000	8,756,266	(3,879,591)	819,000	4,876,675	5,695,675	1,589,420	2014	40 Years
St Petersburg, FL	—	1,225,000	1,025,247	6,592	1,225,000	1,031,839	2,256,839	225,437	2014	40 Years
St Augustine, FL	—	200,000	1,523,230	—	200,000	1,523,230	1,723,230	314,166	2014	40 Years
East Palatka, FL	—	730,000	575,236	6,911	730,000	582,147	1,312,147	120,026	2014	40 Years
Pensacola, FL	—	136,365	398,773	—	136,365	398,773	535,138	80,585	2014	40 Years
Fort Oglethorpe, GA	—	1,842,240	2,844,126	20,442	1,842,240	2,864,568	4,706,808	639,394	2014	40 Years
New Lenox, IL	—	2,010,000	6,206,252	107,873	2,010,000	6,314,125	8,324,125	1,292,365	2014	40 Years
Rockford, IL	—	303,395	2,436,873	(15,000)	303,395	2,421,873	2,725,268	501,011	2014	40 Years
Terre Haute, IN	—	103,147	2,477,263	32,376	103,147	2,509,639	2,612,786	500,650	2014	40 Years
Junction City, KS	—	78,271	2,504,294	(30,565)	78,271	2,473,729	2,552,000	500,787	2014	40 Years
Baton Rouge, LA	—	226,919	347,691	—	226,919	347,691	574,610	70,262	2014	40 Years
Lincoln Park, MI	—	543,303	1,408,544	209,848	543,303	1,618,392	2,161,695	332,393	2014	40 Years
Novi, MI	—	1,803,857	1,488,505	22,490	1,803,857	1,510,995	3,314,852	302,164	2014	40 Years
Bloomfield Hills, MI	—	1,340,000	2,003,406	391,480	1,341,900	2,392,986	3,734,886	486,363	2014	40 Years
Jackson, MS	—	256,789	172,184	—	256,789	172,184	428,973	34,796	2014	40 Years
Irvington, NJ	—	315,000	1,313,025	—	315,000	1,313,025	1,628,025	287,223	2014	40 Years
Toledo, OH	—	500,000	1,372,363	(12)	500,000	1,372,351	1,872,351	300,201	2014	40 Years
Toledo, OH	—	213,750	754,675	—	213,750	754,675	968,425	158,796	2014	40 Years
Toledo, OH	—	168,750	785,000	16,477	168,750	801,477	970,227	168,473	2014	40 Years
Mansfield, OH	—	306,000	725,600	—	306,000	725,600	1,031,600	152,678	2014	40 Years
Orrville, OH	—	344,250	716,600	—	344,250	716,600	1,060,850	150,784	2014	40 Years
Calcutta, OH	—	208,050	758,750	1,462	208,050	760,212	968,262	159,889	2014	40 Years
Columbus, OH	—	—	1,136,250	1,593,792	1,590,997	1,139,045	2,730,042	237,069	2014	40 Years
Tulsa, OK	—	459,148	640,550	(13,336)	459,148	627,214	1,086,362	139,032	2014	40 Years
Ligonier, PA	—	330,000	5,021,849	(9,500)	330,000	5,012,349	5,342,349	1,055,171	2014	40 Years
Limerick, PA	—	369,000	—	—	369,000	—	369,000	—	2014
Harrisburg, PA	—	124,757	1,446,773	11,175	124,757	1,457,948	1,582,705	291,507	2014	40 Years
Anderson, SC	—	781,200	4,441,535	261,624	775,732	4,708,627	5,484,359	1,062,022	2014	40 Years
Easley, SC	—	332,275	268,612	—	332,275	268,612	600,887	54,283	2014	40 Years
Spartanburg, SC	—	141,307	446,706	—	141,307	446,706	588,013	90,272	2014	40 Years
Spartanburg, SC	—	94,770	261,640	—	94,770	261,640	356,410	52,873	2014	40 Years
Columbia, SC	—	303,932	1,221,964	(13,830)	303,932	1,208,134	1,512,066	244,743	2014	40 Years
Alcoa, TN	—	329,074	270,719	—	329,074	270,719	599,793	54,708	2014	40 Years
Knoxville, TN	—	214,077	286,037	—	214,077	286,037	500,114	57,804	2014	40 Years
Red Bank, TN	—	229,100	302,146	—	229,100	302,146	531,246	61,058	2014	40 Years
New Tazewell, TN	—	91,006	328,561	29,311	91,006	357,872	448,878	66,913	2014	40 Years
Maryville, TN	—	94,682	1,529,621	85,861	94,682	1,615,482	1,710,164	316,031	2014	40 Years
Morristown, TN	—	46,404	801,506	4,990	46,404	806,496	852,900	161,291	2014	40 Years
Clinton, TN	—	69,625	1,177,927	11,564	69,625	1,189,491	1,259,116	237,887	2014	40 Years
Knoxville, TN	—	160,057	2,265,025	226,291	160,057	2,491,316	2,651,373	498,241	2014	40 Years
Sweetwater, TN	—	79,100	1,009,290	6,740	79,100	1,016,030	1,095,130	203,194	2014	40 Years
McKinney, TX	—	2,671,020	6,785,815	100,331	2,671,020	6,886,146	9,557,166	1,472,027	2014	40 Years
Forest, VA	—	282,600	956,027	—	282,600	956,027	1,238,627	203,154	2014	40 Years
Colonial Heights, VA	—	547,692	1,059,557	(5,963)	547,692	1,053,594	1,601,286	212,917	2014	40 Years
Glen Allen, VA	—	590,101	1,129,495	(19,367)	577,601	1,122,628	1,700,229	226,868	2014	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Burlington, WA	—	610,000	3,647,279	(4,602)	610,000	3,642,677	4,252,677	737,513	2014	40 Years
Wausau, WI	—	909,092	1,405,899	86,764	909,092	1,492,663	2,401,755	313,423	2014	40 Years
Foley AL	—	305,332	506,203	9,380	305,332	515,583	820,915	103,223	2015	40 Years
Sulligent, AL	—	58,803	1,085,906	(432,709)	58,803	653,197	712,000	174,845	2015	40 Years
Eutaw, AL	—	103,746	1,212,006	(377,526)	103,746	834,480	938,226	204,741	2015	40 Years
Tallassee, AL	—	154,437	850,448	61,461	154,437	911,909	1,066,346	166,912	2015	40 Years
Orange Park, AL	—	649,652	1,775,000	9,664	649,652	1,784,664	2,434,316	326,222	2015	40 Years
Pace, FL	—	37,860	524,400	6,970	37,860	531,370	569,230	105,081	2015	40 Years
Pensacola, FL	—	309,607	775,084	(25)	309,607	775,059	1,084,666	153,208	2015	40 Years
Freeport, FL	—	312,615	1,277,386	—	312,615	1,277,386	1,590,001	239,510	2015	40 Years
Glenwood, GA	—	29,489	1,027,370	(816,545)	14,395	225,920	240,314	11,463	2015	40 Years
Albany, GA	—	47,955	641,123	—	47,955	641,123	689,078	124,137	2015	40 Years
Belvidere, IL	—	184,136	644,492	—	184,136	644,492	828,628	124,757	2015	40 Years
Peru, IL	—	380,254	2,125,498	—	380,254	2,125,498	2,505,752	385,247	2015	40 Years
Davenport, IA	—	776,366	6,623,542	84,487	776,366	6,708,029	7,484,395	1,237,818	2015	40 Years
Buffalo Center, IA	—	159,353	700,460	—	159,353	700,460	859,813	129,877	2015	40 Years
Sheffield, IA	—	131,794	729,543	—	131,794	729,543	861,337	135,269	2015	40 Years
Lenexa, KS	—	303,175	2,186,864	—	303,175	2,186,864	2,490,039	382,701	2015	40 Years
Tompkinsville , KY	—	70,252	1,132,033	(164,520)	70,252	967,513	1,037,765	215,451	2015	40 Years
Hazard, KY	—	8,392,841	13,731,648	(16,857)	8,375,591	13,732,041	22,107,632	2,403,103	2015	40 Years
Portland, MA	—	—	3,831,860	3,172	—	3,835,032	3,835,032	719,029	2015	40 Years
Flint, MI	—	120,078	2,561,015	20,490	120,078	2,581,505	2,701,583	451,763	2015	40 Years
Hutchinson, MN	—	67,914	720,799	—	67,914	720,799	788,713	133,648	2015	40 Years
Lowry City, MO	—	103,202	614,065	—	103,202	614,065	717,267	115,137	2015	40 Years
Branson, MO	—	564,066	940,585	175	564,066	940,760	1,504,826	168,552	2015	40 Years
Branson, MO	—	721,135	717,081	940	721,135	718,021	1,439,156	128,638	2015	40 Years
Enfield, NH	—	93,628	1,295,320	60,029	93,628	1,355,349	1,448,977	263,639	2015	40 Years
Marietta, OH	—	319,157	1,225,026	—	319,157	1,225,026	1,544,183	237,291	2015	40 Years
Franklin, OH	—	264,153	1,191,777	—	264,153	1,191,777	1,455,930	225,941	2015	40 Years
Elyria, OH	—	82,023	910,404	—	82,023	910,404	992,427	170,701	2015	40 Years
Elyria, OH	—	126,641	695,072	—	126,641	695,072	821,713	130,326	2015	40 Years
Bedford Heights, OH	—	226,920	959,528	21,901	226,920	981,429	1,208,349	179,658	2015	40 Years
Newburgh Heights, OH	—	224,040	959,099	—	224,040	959,099	1,183,139	177,833	2015	40 Years
Warrensville Heights, OH	—	186,209	920,496	4,900	186,209	925,396	1,111,605	173,656	2015	40 Years
Heath, OH	—	325,381	757,994	135	325,381	758,129	1,083,510	135,831	2015	40 Years
Lima, OH	—	335,386	592,154	2,833	335,386	594,987	930,373	104,241	2015	40 Years
Elk City, OK	—	45,212	1,242,220	—	45,212	1,242,220	1,287,432	235,504	2015	40 Years
Salem, OR	—	1,450,000	2,951,167	1,346,640	1,450,000	4,297,807	5,747,807	752,124	2015	40 Years
Westfield, PA	—	47,346	1,117,723	10,973	47,346	1,128,696	1,176,042	222,944	2015	40 Years
Altoona, PA	—	555,903	9,489,791	1,017	555,903	9,490,808	10,046,711	1,720,194	2015	40 Years
Grindstone, PA	—	288,246	500,379	10,151	288,246	510,530	798,776	89,717	2015	40 Years
Liberty, SC	—	27,929	1,222,856	90	27,929	1,222,946	1,250,875	236,858	2015	40 Years
Blacksburg, SC	—	27,547	1,468,101	—	27,547	1,468,101	1,495,648	281,386	2015	40 Years
Easley, SC	—	51,325	1,187,506	—	51,325	1,187,506	1,238,831	225,131	2015	40 Years
Fountain Inn, SC	—	107,633	1,076,633	—	107,633	1,076,633	1,184,266	204,112	2015	40 Years
Walterboro, SC	—	21,414	1,156,820	—	21,414	1,156,820	1,178,234	219,313	2015	40 Years
Jackson, TN	—	277,000	495,103	80,423	277,000	575,526	852,526	93,554	2015	40 Years
Brenham, TX	—	355,486	17,280,895	581	355,486	17,281,476	17,636,962	3,312,244	2015	40 Years
Corpus Christi, TX	—	316,916	2,140,056	—	316,916	2,140,056	2,456,972	392,344	2015	40 Years
Harlingen, TX	—	126,102	869,779	12,681	126,102	882,460	1,008,562	160,094	2015	40 Years
Midland, TX	—	194,174	5,005,720	2,000	194,174	5,007,720	5,201,894	907,624	2015	40 Years
Rockwall, TX	—	578,225	1,768,930	210	578,225	1,769,140	2,347,365	309,595	2015	40 Years
Princeton, WV	—	111,653	1,029,090	—	111,653	1,029,090	1,140,743	199,324	2015	40 Years
Martinsburg, WV	—	620,892	943,163	—	620,892	943,163	1,564,055	165,054	2015	40 Years
Grand Chute, WI	—	2,766,417	7,084,942	803,235	2,766,417	7,888,177	10,654,594	1,408,704	2015	40 Years
New Richmond, WI	—	71,969	648,850	—	71,969	648,850	720,819	121,659	2015	40 Years
Baraboo, WI	—	142,563	653,176	—	142,563	653,176	795,739	121,110	2015	40 Years
Decatur, AL	—	337,738	510,706	—	337,738	510,706	848,444	78,734	2016	40 Years
Greenville, AL	—	203,722	905,780	9,911	203,722	915,691	1,119,413	137,311	2016	40 Years
Bullhead City, AZ	—	177,500	1,364,406	—	177,500	1,364,406	1,541,906	230,231	2016	40 Years
Page, AZ	—	256,982	1,299,283	—	256,982	1,299,283	1,556,265	219,254	2016	40 Years
Safford, AZ	—	349,269	1,196,307	676	349,269	1,196,983	1,546,252	191,809	2016	40 Years
Tucson, AZ	—	3,208,580	4,410,679	(8,268)	3,208,580	4,402,411	7,610,991	716,580	2016	40 Years
Bentonville, AR	—	610,926	897,562	170	610,926	897,732	1,508,658	151,517	2016	40 Years
Sunnyvale, CA	—	7,351,903	4,638,432	194	7,351,903	4,638,626	11,990,529	763,295	2016	40 Years
Whittier, CA	—	4,237,918	7,343,869	—	4,237,918	7,343,869	11,581,787	1,208,678	2016	40 Years
Aurora, CO	—	847,349	834,301	7,770	847,349	842,071	1,689,420	126,181	2016	40 Years
Aurora, CO	—	1,132,676	5,716,367	287,321	1,132,676	6,003,688	7,136,364	889,859	2016	40 Years
Evergreen, CO	—	1,998,860	3,827,245	—	1,998,860	3,827,245	5,826,105	629,901	2016	40 Years
Lakeland, FL	—	61,000	1,227,037	—	61,000	1,227,037	1,288,037	189,168	2016	40 Years
Mt Dora, FL	—	1,678,671	3,691,615	639,525	1,678,671	4,331,140	6,009,811	671,486	2016	40 Years
North Miami Beach, FL	—	1,622,742	512,717	11,240	1,622,742	523,957	2,146,699	78,516	2016	40 Years
Orlando, FL	—	903,411	1,627,159	(24,843)	903,411	1,602,316	2,505,727	253,619	2016	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Port Orange, FL	—	1,493,863	3,114,697	619,495	1,493,863	3,734,192	5,228,055	543,821	2016	40 Years
Royal Palm Beach, FL	—	2,052,463	956,768	20,576	2,052,463	977,344	3,029,807	157,555	2016	40 Years
Sarasota, FL	—	1,769,175	3,587,992	139,891	1,769,175	3,727,883	5,497,058	623,165	2016	40 Years
Venice, FL	—	281,936	1,291,748	676	281,936	1,292,424	1,574,360	204,466	2016	40 Years
Vero Beach, FL	—	4,469,033	—	—	4,469,033	—	4,469,033	—	2016
Dalton, GA	—	211,362	220,927	—	211,362	220,927	432,289	35,882	2016	40 Years
Crystal Lake, IL	—	2,446,521	7,012,819	523,271	2,446,521	7,536,090	9,982,611	1,089,398	2016	40 Years
Glenwood, IL	—	815,483	970,108	—	815,483	970,108	1,785,591	149,558	2016	40 Years
Morris, IL	—	1,206,749	2,062,495	—	1,206,749	2,062,495	3,269,244	339,452	2016	40 Years
Bicknell, IN	—	215,037	2,381,471	—	215,037	2,381,471	2,596,508	376,978	2016	40 Years
Fort Wayne, IN	—	711,430	1,258,357	(5,563)	711,430	1,252,795	1,964,225	216,390	2016	40 Years
Indianapolis, IN	—	734,434	970,175	(2,700)	734,434	967,475	1,701,909	163,419	2016	40 Years
Des Moines, IA	—	322,797	1,374,153	—	322,797	1,374,153	1,696,950	226,163	2016	40 Years
Frankfort, KY	—	—	514,277	—	514,277	—	514,277	—	2016
DeRidder, LA	—	814,891	2,156,542	10,536	814,891	2,167,078	2,981,969	350,784	2016	40 Years
Lake Charles, LA	—	1,308,418	4,235,719	5,761	1,308,418	4,241,480	5,549,898	644,940	2016	40 Years
Shreveport, LA	—	891,872	2,058,257	—	891,872	2,058,257	2,950,129	334,476	2016	40 Years
Marshall, MI	—	339,813	—	—	339,813	—	339,813	—	2016
Mt Pleasant, MI	—	—	511,282	(254)	511,028	—	511,028	—	2016
Norton Shores, MI	—	495,605	667,982	42,874	495,605	710,856	1,206,461	110,016	2016	40 Years
Stephenson, MI	—	223,152	1,044,947	270	223,152	1,045,217	1,268,369	156,780	2016	40 Years
Sterling, MI	—	127,844	905,607	25,464	127,844	931,071	1,058,915	143,356	2016	40 Years
Eagle Bend, MN	—	96,558	1,165,437	—	96,558	1,165,437	1,261,995	182,051	2016	40 Years
Brandon, MS	—	428,464	969,346	—	428,464	969,346	1,397,810	161,558	2016	40 Years
Clinton, MS	—	370,264	1,057,143	—	370,264	1,057,143	1,427,407	176,191	2016	40 Years
Columbus, MS	—	1,103,458	2,128,089	(2,105)	1,103,458	2,125,984	3,229,442	365,591	2016	40 Years
Holly Springs, MS	—	413,316	952,574	—	413,316	952,574	1,365,890	154,686	2016	40 Years
Jackson, MS	—	242,796	963,188	—	242,796	963,188	1,205,984	160,531	2016	40 Years
Jackson, MS	—	732,944	2,862,813	33,902	732,944	2,896,715	3,629,659	453,382	2016	40 Years
Meridian, MS	—	396,329	1,152,729	—	396,329	1,152,729	1,549,058	192,103	2016	40 Years
Pearl, MS	—	299,839	616,351	7,355	299,839	623,706	923,545	93,506	2016	40 Years
Ridgeland, MS	—	407,041	864,498	—	407,041	864,498	1,271,539	144,083	2016	40 Years
Bowling Green, MO	—	360,201	2,809,170	5,000	360,201	2,814,170	3,174,371	439,083	2016	40 Years
St Robert, MO	—	394,859	1,305,366	24,333	394,859	1,329,699	1,724,558	201,206	2016	40 Years
Beatty, NV	—	198,928	1,265,084	8,051	198,928	1,273,135	1,472,063	198,821	2016	40 Years
Alamogordo, NM	—	654,965	2,716,166	4,436	654,965	2,720,602	3,375,567	425,605	2016	40 Years
Alamogordo, NM	—	524,763	941,615	7,522	524,763	949,137	1,473,900	144,309	2016	40 Years
Alcalde, NM	—	435,486	836,499	—	435,486	836,499	1,271,985	125,475	2016	40 Years
Cimarron, NM	—	345,693	1,236,437	7,613	345,693	1,244,050	1,589,743	189,160	2016	40 Years
La Luz, NM	—	487,401	835,455	—	487,401	835,455	1,322,856	127,059	2016	40 Years
Fayetteville, NC	—	1,267,529	2,527,462	16,897	1,267,529	2,544,359	3,811,888	386,790	2016	40 Years
Gastonia, NC	—	401,119	979,803	1,631	401,119	981,434	1,382,553	149,261	2016	40 Years
Devils Lake, ND	—	323,508	1,133,773	955	323,508	1,134,728	1,458,236	179,271	2016	40 Years
Cambridge, OH	—	168,717	1,113,232	—	168,717	1,113,232	1,281,949	190,177	2016	40 Years
Columbus, OH	—	1,109,044	1,291,313	—	1,109,044	1,291,313	2,400,357	209,773	2016	40 Years
Grove City, OH	—	334,032	176,274	—	334,032	176,274	510,306	28,630	2016	40 Years
Lorain, OH	—	808,162	1,390,481	10,000	808,162	1,400,481	2,208,643	237,977	2016	40 Years
Reynoldsburg, OH	—	843,336	1,197,966	—	843,336	1,197,966	2,041,302	194,617	2016	40 Years
Springfield, OH	—	982,451	3,957,512	7,191	982,451	3,964,703	4,947,154	676,131	2016	40 Years
Ardmore, OK	—	571,993	1,590,151	—	571,993	1,590,151	2,162,144	261,714	2016	40 Years
Dillon, SC	—	85,896	1,697,160	—	85,896	1,697,160	1,783,056	293,467	2016	40 Years
Jasper, TN	—	190,582	966,125	6,888	190,582	973,013	1,163,595	145,929	2016	40 Years
Carthage, TX	—	597,995	1,965,290	27,357	597,995	1,992,647	2,590,642	319,968	2016	40 Years
Cedar Park, TX	—	1,386,802	4,656,229	758,023	1,410,827	5,390,227	6,801,054	915,117	2016	40 Years
Granbury, TX	—	944,223	2,362,540	—	944,223	2,362,540	3,306,763	383,921	2016	40 Years
Hemphill, TX	—	250,503	1,955,918	11,886	250,503	1,967,804	2,218,307	307,092	2016	40 Years
Lampasas, TX	—	245,312	1,063,701	45,197	245,312	1,108,898	1,354,210	179,803	2016	40 Years
Lubbock, TX	—	1,501,556	2,341,031	—	1,501,556	2,341,031	3,842,587	380,427	2016	40 Years
Odessa, TX	—	921,043	2,434,384	5,615	921,043	2,439,999	3,361,042	396,310	2016	40 Years
Port Arthur, TX	—	1,889,732	8,121,417	439,354	1,889,732	8,560,771	10,450,503	1,300,967	2016	40 Years
Provo, UT	—	1,692,785	5,874,584	43,650	1,692,785	5,918,234	7,611,019	956,869	2016	40 Years
Tappahannock, VA	—	1,076,745	14,904	—	1,076,745	14,904	1,091,649	2,395	2016	40 Years
Manitowoc, WI	—	879,237	4,467,960	1,313	879,237	4,469,273	5,348,510	707,303	2016	40 Years
Oak Creek, WI	—	487,277	3,082,180	382,092	487,277	3,464,272	3,951,549	564,008	2016	40 Years
Oxford, AL	—	148,407	641,820	—	148,407	641,820	790,227	90,897	2017	40 Years
Oxford, AL	—	255,786	7,273,871	81,627	255,786	7,355,498	7,611,284	1,041,452	2017	40 Years
Oxford, AL	—	24,875	600,936	(15,612)	24,875	585,324	610,199	84,129	2017	40 Years
Jonesboro, AR	—	3,656,554	3,219,456	11,058	3,656,554	3,230,514	6,887,068	423,001	2017	40 Years
Lowell, AR	—	949,519	1,435,056	10,229	949,519	1,445,285	2,394,804	180,597	2017	40 Years
Southington, CT	—	1,088,181	1,287,837	185,818	1,088,181	1,473,655	2,561,836	185,998	2017	40 Years
Millsboro, DE	—	3,501,109	—	(20,531)	3,480,578	—	3,480,578	—	2017
Jacksonville, FL	—	2,298,885	2,894,565	29,661	2,298,885	2,924,226	5,223,111	372,024	2017	40 Years
Orange Park, FL	—	214,858	2,304,095	—	214,858	2,304,095	2,518,953	316,787	2017	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Port Richey, FL	—	1,140,182	1,649,773	—	1,140,182	1,649,773	2,789,955	226,833	2017	40 Years
Americus, GA	—	1,318,463	—	—	1,318,463	—	1,318,463	—	2017
Brunswick, GA	—	1,279,688	2,158,863	205	1,279,688	2,159,068	3,438,756	310,208	2017	40 Years
Brunswick, GA	—	126,335	1,626,530	—	126,335	1,626,530	1,752,865	206,705	2017	40 Years
Buford, GA	—	341,860	1,023,813	—	341,860	1,023,813	1,365,673	140,742	2017	40 Years
Carrollton, GA	—	597,465	886,644	—	597,465	886,644	1,484,109	119,982	2017	40 Years
Decatur, GA	—	558,859	1,429,106	—	558,859	1,429,106	1,987,965	181,615	2017	40 Years
Metter, GA	—	256,743	766,818	—	256,743	766,818	1,023,561	103,796	2017	40 Years
Villa Rica, GA	—	410,936	1,311,444	—	410,936	1,311,444	1,722,380	183,029	2017	40 Years
Chicago, IL	—	2,899,155	9,822,986	—	2,899,155	9,822,986	12,722,141	1,411,977	2017	40 Years
Chicago, IL	—	2,081,151	5,197,315	—	2,081,151	5,197,315	7,278,466	746,756	2017	40 Years
Galesburg, IL	—	214,280	979,108	—	214,280	979,108	1,193,388	134,609	2017	40 Years
Mundelein, IL	—	1,238,743	—	—	1,238,743	—	1,238,743	—	2017
Mundelein, IL	—	1,743,222	—	—	1,743,222	—	1,743,222	—	2017
Mundelein, IL	—	1,803,068	—	—	1,803,068	—	1,803,068	—	2017
Springfield, IL	—	574,805	1,554,786	9,660	574,805	1,564,446	2,139,251	194,892	2017	40 Years
Woodstock, IL	—	683,419	1,002,207	284	683,419	1,002,491	1,685,910	127,398	2017	40 Years
Frankfort, IN	—	50,458	2,008,275	—	50,458	2,008,275	2,058,733	284,506	2017	40 Years
Kokomo, IN	—	95,196	1,484,778	(30,615)	95,196	1,454,163	1,549,359	186,586	2017	40 Years
Nashville, IN	—	484,117	2,458,215	—	484,117	2,458,215	2,942,332	337,766	2017	40 Years
Roeland Park, KS	—	7,829,806	—	(1,247,898)	6,581,908	—	6,581,908	—	2017
Georgetown, KY	—	1,996,456	6,315,768	928	1,996,456	6,316,696	8,313,152	875,591	2017	40 Years
Hopkinsville, KY	—	413,269	996,619	—	413,269	996,619	1,409,888	137,011	2017	40 Years
Salyersville, KY	—	289,663	906,455	596	289,663	907,051	1,196,714	126,523	2017	40 Years
Amite, LA	—	601,238	1,695,242	—	601,238	1,695,242	2,296,480	236,580	2017	40 Years
Bossier City, LA	—	797,899	2,925,864	146	797,899	2,926,010	3,723,909	371,844	2017	40 Years
Kenner, LA	—	323,188	859,298	(1,000)	323,188	858,298	1,181,486	112,617	2017	40 Years
Mandeville, LA	—	834,891	1,294,812	205	834,891	1,295,017	2,129,908	169,889	2017	40 Years
New Orleans, LA	—	—	6,846,313	121,177	—	6,967,490	6,967,490	944,359	2017	40 Years
Baltimore, MD	—	782,819	745,092	7,968	782,819	753,060	1,535,879	96,438	2017	40 Years
Grand Rapids, MI	—	7,015,035	—	2,635,983	1,750,000	7,901,018	9,651,018	888,865	2017	40 Years
Bloomington, MN	—	1,491,302	—	619	1,491,921	—	1,491,921	—	2017
Monticello, MN	—	449,025	979,816	9,368	449,025	989,184	1,438,209	145,894	2017	40 Years
Mountain Iron, MN	—	177,918	1,139,849	—	177,918	1,139,849	1,317,767	156,713	2017	40 Years
Gulfport, MS	—	671,824	1,176,505	—	671,824	1,176,505	1,848,329	164,203	2017	40 Years
Jackson, MS	—	802,230	1,434,997	—	802,230	1,434,997	2,237,227	200,279	2017	40 Years
McComb, MS	—	67,026	685,426	—	67,026	685,426	752,452	94,201	2017	40 Years
Kansas City, MO	—	1,390,880	1,588,573	—	1,390,880	1,588,573	2,979,453	240,861	2017	40 Years
Springfield, MO	—	616,344	2,448,360	13,285	616,344	2,461,645	3,077,989	307,623	2017	40 Years
St. Charles, MO	—	736,242	2,122,426	271,734	736,242	2,394,160	3,130,402	356,446	2017	40 Years
St. Peters, MO	—	1,364,670	—	—	1,364,670	—	1,364,670	—	2017
Boulder City, NV	—	566,639	993,399	—	566,639	993,399	1,560,038	136,515	2017	40 Years
Egg Harbor, NJ	—	520,510	1,087,374	—	520,510	1,087,374	1,607,884	156,288	2017	40 Years
Secaucus, NJ	—	19,915,781	17,306,541	84,153	19,915,781	17,390,694	37,306,475	2,174,176	2017	40 Years
Sewell, NJ	—	1,809,771	6,892,134	—	1,809,771	6,892,134	8,701,905	947,662	2017	40 Years
Santa Fe, NM	—	1,072,340	4,013,237	476	1,072,340	4,013,713	5,086,053	601,981	2017	40 Years
Statesville, NC	—	287,467	867,849	—	287,467	867,849	1,155,316	126,557	2017	40 Years
Jacksonville, NC	—	308,321	875,652	31,340	308,321	906,992	1,215,313	128,507	2017	40 Years
Minot, ND	—	928,796	1,619,726	—	928,796	1,619,726	2,548,522	226,029	2017	40 Years
Grandview Heights, OH	—	1,276,870	8,557,690	(20,518)	1,276,870	8,537,172	9,814,042	1,192,987	2017	40 Years
Hilliard, OH	—	1,001,228	—	—	1,001,228	—	1,001,228	—	2017
Edmond, OK	—	1,063,243	3,816,155	9,878	1,063,243	3,826,033	4,889,276	493,908	2017	40 Years
Oklahoma City, OK	—	868,648	1,820,174	7,835	868,648	1,828,009	2,696,657	244,122	2017	40 Years
Erie, PA	—	425,267	1,284,883	—	425,267	1,284,883	1,710,150	171,185	2017	40 Years
Pittsburgh, PA	—	692,454	2,509,358	—	692,454	2,509,358	3,201,812	344,860	2017	40 Years
Sumter, SC	—	132,204	1,095,478	—	132,204	1,095,478	1,227,682	152,885	2017	40 Years
Chattanooga, TN	—	2,089,237	3,595,808	195	2,089,237	3,596,003	5,685,240	456,989	2017	40 Years
Etowah, TN	—	74,057	862,436	78,324	74,057	940,760	1,014,817	130,721	2017	40 Years
Memphis, TN	—	1,661,764	3,874,356	15,300	1,661,764	3,889,656	5,551,420	565,318	2017	40 Years
Alamo, TX	—	104,878	821,355	13,274	104,878	834,629	939,507	104,246	2017	40 Years
Andrews, TX	—	172,373	817,252	(292)	172,373	816,960	989,333	117,443	2017	40 Years
Arlington, TX	—	497,852	1,601,007	1,783	497,852	1,602,790	2,100,642	223,647	2017	40 Years
Canyon Lake, TX	—	382,522	1,026,179	(281)	382,522	1,025,898	1,408,420	128,239	2017	40 Years
Corpus Christi, TX	—	185,375	1,413,298	—	185,375	1,413,298	1,598,673	197,122	2017	40 Years
Fort Stockton, TX	—	185,474	1,186,339	—	185,474	1,186,339	1,371,813	165,563	2017	40 Years
Fort Worth, TX	—	1,016,587	4,622,507	257,308	1,016,587	4,879,815	5,896,402	653,807	2017	40 Years
Lufkin, TX	—	1,497,171	4,948,906	20,434	1,497,171	4,969,340	6,466,511	712,576	2017	40 Years
Newport News, VA	—	2,458,053	5,390,475	758,009	2,458,053	6,148,484	8,606,537	944,499	2017	40 Years
Appleton, WI	—	417,249	1,525,582	9,779	417,249	1,535,361	1,952,610	210,320	2017	40 Years
Onalaska, WI	—	821,084	2,651,772	—	821,084	2,651,772	3,472,856	370,089	2017	40 Years
Athens, AL	—	253,858	1,204,570	—	253,858	1,204,570	1,458,428	120,457	2018	40 Years
Birmingham, AL	—	1,635,912	2,739,834	—	1,635,912	2,739,834	4,375,746	325,329	2018	40 Years
Boaz, AL	—	379,197	898,689	—	379,197	898,689	1,277,886	106,635	2018	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Roanoke, AL	—	110,924	938,451	—	110,924	938,451	1,049,375	99,786	2018	40 Years
Selma, AL	—	206,831	1,790,939	(24,494)	206,831	1,766,445	1,973,276	177,257	2018	40 Years
Maricopa, AZ	—	2,166,955	9,505,724	14,600	2,166,955	9,520,324	11,687,279	971,512	2018	40 Years
Parker, AZ	—	322,510	1,159,624	1,163	322,510	1,160,787	1,483,297	132,916	2018	40 Years
St. Michaels, AZ	—	127,874	1,043,962	12,012	127,874	1,055,974	1,183,848	111,482	2018	40 Years
Little Rock, AR	—	390,921	856,987	—	390,921	856,987	1,247,908	85,699	2018	40 Years
Grand Junction, CO	—	835,792	1,915,976	—	835,792	1,915,976	2,751,768	191,598	2018	40 Years
Brookfield, CT	—	343,489	835,106	—	343,489	835,106	1,178,595	83,511	2018	40 Years
Manchester, CT	—	316,847	558,659	—	316,847	558,659	875,506	55,866	2018	40 Years
Waterbury, CT	—	663,667	607,457	—	663,667	607,457	1,271,124	60,746	2018	40 Years
Apopka, FL	—	587,585	2,363,721	73,672	587,585	2,437,393	3,024,978	243,257	2018	40 Years
Cape Coral, FL	—	554,721	1,009,404	—	554,721	1,009,404	1,564,125	100,940	2018	40 Years
Crystal River, FL	—	369,723	1,015,324	—	369,723	1,015,324	1,385,047	124,790	2018	40 Years
DeFuniak Springs, FL	—	226,898	835,016	(18,770)	200,998	842,146	1,043,144	87,649	2018	40 Years
Eustis, FL	—	649,394	1,580,694	—	649,394	1,580,694	2,230,088	158,069	2018	40 Years
Hollywood, FL	—	895,783	947,204	—	895,783	947,204	1,842,987	94,720	2018	40 Years
Homestead, FL	—	650,821	948,265	—	650,821	948,265	1,599,086	94,826	2018	40 Years
Jacksonville, FL	—	827,799	1,554,516	—	827,799	1,554,516	2,382,315	155,452	2018	40 Years
Marianna, FL	—	257,760	886,801	—	257,760	886,801	1,144,561	88,680	2018	40 Years
Melbourne, FL	—	497,607	1,549,974	—	497,607	1,549,974	2,047,581	154,997	2018	40 Years
Merritt Island, FL	—	598,790	988,114	—	598,790	988,114	1,586,904	104,987	2018	40 Years
St. Petersburg, FL	—	958,547	902,502	—	958,547	902,502	1,861,049	99,595	2018	40 Years
Tampa, FL	—	488,002	1,209,902	—	488,002	1,209,902	1,697,904	133,593	2018	40 Years
Tampa, FL	—	703,273	1,283,951	—	703,273	1,283,951	1,987,224	128,925	2018	40 Years
Titusville, FL	—	137,421	1,017,394	12,059	137,421	1,029,453	1,166,874	102,870	2018	40 Years
Winter Haven, FL	—	832,247	1,433,449	—	832,247	1,433,449	2,265,696	143,345	2018	40 Years
Albany, GA	—	448,253	1,462,641	6,023	448,253	1,468,664	1,916,917	146,825	2018	40 Years
Austell, GA	—	1,162,782	7,462,351	—	1,162,782	7,462,351	8,625,133	870,608	2018	40 Years
Conyers, GA	—	330,549	941,133	—	330,549	941,133	1,271,682	94,113	2018	40 Years
Covington, GA	—	744,321	1,235,171	(43,000)	744,321	1,192,171	1,936,492	122,865	2018	40 Years
Doraville, GA	—	1,991,031	291,663	230,740	1,991,031	522,403	2,513,434	36,228	2018	40 Years
Douglasville, GA	—	519,420	1,492,529	—	519,420	1,492,529	2,011,949	149,253	2018	40 Years
Lilburn, GA	—	304,597	1,206,785	—	304,597	1,206,785	1,511,382	120,679	2018	40 Years
Marietta, GA	—	1,257,433	1,563,755	—	1,257,433	1,563,755	2,821,188	188,889	2018	40 Years
Marietta, GA	—	447,582	832,782	—	447,582	832,782	1,280,364	83,278	2018	40 Years
Pooler, GA	—	989,819	1,220,271	734	989,819	1,221,005	2,210,824	137,345	2018	40 Years
Riverdale, GA	—	474,072	879,835	(3,750)	470,322	879,835	1,350,157	87,983	2018	40 Years
Savannah, GA	—	944,815	2,997,426	14,050	944,815	3,011,476	3,956,291	301,046	2018	40 Years
Statesboro, GA	—	681,381	1,592,291	1,786	681,381	1,594,077	2,275,458	169,348	2018	40 Years
Union City, GA	—	97,528	1,036,165	—	97,528	1,036,165	1,133,693	103,617	2018	40 Years
Nampa, ID	—	496,676	5,163,257	37,265	496,676	5,200,522	5,697,198	573,512	2018	40 Years
Aurora, IL	—	174,456	862,599	—	174,456	862,599	1,037,055	86,260	2018	40 Years
Bloomington, IL	—	1,408,067	986,931	678	1,408,067	987,609	2,395,676	115,201	2018	40 Years
Carlinville, IL	—	208,519	1,113,537	1,162	208,519	1,114,699	1,323,218	127,635	2018	40 Years
Centralia, IL	—	277,527	351,547	—	277,527	351,547	629,074	35,155	2018	40 Years
Chicago, IL	—	1,569,578	632,848	—	1,569,578	632,848	2,202,426	77,759	2018	40 Years
Flora, IL	—	232,155	1,121,688	4,087	232,155	1,125,775	1,357,930	114,889	2018	40 Years
Gurnee, IL	—	1,341,679	951,320	—	1,341,679	951,320	2,292,999	112,953	2018	40 Years
Lake Zurich, IL	—	290,272	857,467	19,450	290,272	876,917	1,167,189	90,127	2018	40 Years
Macomb, IL	—	85,753	661,375	—	85,753	661,375	747,128	66,137	2018	40 Years
Morris, IL	—	331,622	1,842,994	3,880	331,622	1,846,874	2,178,496	196,182	2018	40 Years
Newton, IL	—	510,192	1,069,075	2,500	510,192	1,071,575	1,581,767	116,051	2018	40 Years
Northlake, IL	—	353,337	564,677	4,343	353,337	569,020	922,357	58,930	2018	40 Years
Rockford, IL	—	270,180	708,041	—	270,180	708,041	978,221	87,022	2018	40 Years
Greenwood, IN	—	1,586,786	1,232,818	1,162	1,586,786	1,233,980	2,820,766	141,303	2018	40 Years
Hammond, IN	—	230,142	—	—	230,142	—	230,142	—	2018
Indianapolis, IN	—	132,291	311,647	—	132,291	311,647	443,938	31,165	2018	40 Years
Mishawaka, IN	—	1,263,680	4,106,900	—	1,263,680	4,106,900	5,370,580	436,358	2018	40 Years
South Bend, IN	—	420,571	2,772,376	—	420,571	2,772,376	3,192,947	340,725	2018	40 Years
Warsaw, IN	—	583,174	1,118,270	58,246	583,174	1,176,516	1,759,690	142,289	2018	40 Years
Ackley, IA	—	202,968	896,444	—	202,968	896,444	1,099,412	108,237	2018	40 Years
Ottumwa, IA	—	227,562	5,794,123	—	227,562	5,794,123	6,021,685	712,172	2018	40 Years
Riceville, IA	—	154,294	742,421	—	154,294	742,421	896,715	89,604	2018	40 Years
Riverside, IA	—	579,935	1,594,085	—	579,935	1,594,085	2,174,020	179,335	2018	40 Years
Urbandale, IA	—	68,172	2,938,611	(85,150)	593,022	2,328,611	2,921,633	331,674	2018	40 Years
Overland Park, KS	—	1,053,287	6,141,649	219	1,053,287	6,141,868	7,195,155	652,569	2018	40 Years
Ekron, KY	—	95,655	802,880	—	95,655	802,880	898,535	90,324	2018	40 Years
Florence, KY	—	601,820	1,054,572	—	601,820	1,054,572	1,656,392	105,457	2018	40 Years
Chalmette, LA	—	290,396	1,297,684	—	290,396	1,297,684	1,588,080	129,768	2018	40 Years
Donaldsonville, LA	—	542,118	2,418,183	31,277	542,118	2,449,460	2,991,578	268,445	2018	40 Years
Franklinton, LA	—	193,192	925,598	—	193,192	925,598	1,118,790	98,345	2018	40 Years
Franklinton, LA	—	242,651	2,462,533	—	242,651	2,462,533	2,705,184	271,905	2018	40 Years
Franklinton, LA	—	396,560	1,122,737	—	396,560	1,122,737	1,519,297	119,291	2018	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Franklinton, LA	—	163,258	747,944	—	163,258	747,944	911,202	79,469	2018	40 Years
Harvey, LA	—	728,822	1,468,688	—	728,822	1,468,688	2,197,510	174,335	2018	40 Years
Jena, LA	—	772,878	2,392,129	2,040	774,918	2,392,129	3,167,047	264,131	2018	40 Years
Jennings, LA	—	128,158	2,329,137	150,189	128,158	2,479,326	2,607,484	269,690	2018	40 Years
New Orleans, LA	—	293,726	—	—	293,726	—	293,726	—	2018
Pine Grove, LA	—	238,223	758,573	—	238,223	758,573	996,796	80,598	2018	40 Years
Rayville, LA	—	310,034	2,365,203	—	310,034	2,365,203	2,675,237	261,158	2018	40 Years
Roseland, LA	—	307,331	872,252	—	307,331	872,252	1,179,583	92,677	2018	40 Years
Talisheek, LA	—	150,802	1,031,214	41,717	150,802	1,072,931	1,223,733	113,477	2018	40 Years
Baltimore, MD	—	699,157	651,927	—	699,157	651,927	1,351,084	65,193	2018	40 Years
Salisbury, MD	—	305,215	1,193,870	—	305,215	1,193,870	1,499,085	119,387	2018	40 Years
Springfield, MA	—	153,428	826,741	—	153,428	826,741	980,169	82,674	2018	40 Years
Ann Arbor, MI	—	735,859	2,489,707	—	735,859	2,489,707	3,225,566	305,980	2018	40 Years
Belleville, MI	—	598,203	3,970,176	—	598,203	3,970,176	4,568,379	487,909	2018	40 Years
Grand Blanc, MI	—	1,589,886	3,738,477	—	1,589,886	3,738,477	5,328,363	459,443	2018	40 Years
Jackson, MI	—	1,451,971	2,548,436	—	1,451,971	2,548,436	4,000,407	313,187	2018	40 Years
Kentwood, MI	—	939,481	3,438,259	—	939,481	3,438,259	4,377,740	422,555	2018	40 Years
Lake Orion, MI	—	1,172,982	2,349,762	—	1,172,982	2,349,762	3,522,744	288,773	2018	40 Years
Onaway, MI	—	17,557	935,308	—	17,557	935,308	952,865	107,171	2018	40 Years
Champlin, MN	—	307,271	1,602,196	18,429	307,271	1,620,625	1,927,896	161,947	2018	40 Years
North Branch, MN	—	533,175	—	205	533,380	—	533,380	—	2018
Richfield, MN	—	2,141,431	613,552	—	2,141,431	613,552	2,754,983	61,355	2018	40 Years
Bay St. Louis, MS	—	547,498	2,080,989	—	547,498	2,080,989	2,628,487	229,776	2018	40 Years
Corinth, MS	—	504,885	4,540,022	129,132	504,885	4,669,154	5,174,039	570,953	2018	40 Years
Forest, MS	—	189,817	1,340,848	—	189,817	1,340,848	1,530,665	148,052	2018	40 Years
Southaven, MS	—	150,931	826,123	—	150,931	826,123	977,054	82,612	2018	40 Years
Waynesboro, MS	—	243,835	1,205,383	—	243,835	1,205,383	1,449,218	133,094	2018	40 Years
Blue Springs, MO	—	431,698	1,704,870	—	431,698	1,704,870	2,136,568	191,795	2018	40 Years
Florissant, MO	—	733,592	1,961,094	(14,149)	733,592	1,946,945	2,680,537	194,783	2018	40 Years
Joplin, MO	—	789,880	384,638	—	789,880	384,638	1,174,518	47,268	2018	40 Years
Liberty, MO	—	308,470	2,750,231	—	308,470	2,750,231	3,058,701	326,481	2018	40 Years
Neosho, MO	—	687,812	1,115,054	—	687,812	1,115,054	1,802,866	125,444	2018	40 Years
Springfield, MO	—	1,311,497	5,462,972	—	1,311,497	5,462,972	6,774,469	682,845	2018	40 Years
St. Peters, MO	—	1,205,257	1,760,658	—	1,205,257	1,760,658	2,965,915	176,066	2018	40 Years
Webb City, MO	—	1,324,146	1,501,744	—	1,324,146	1,501,744	2,825,890	184,578	2018	40 Years
Nashua, NH	—	3,635,953	2,720,644	4,240	3,635,953	2,724,884	6,360,837	335,268	2018	40 Years
Forked River, NJ	—	4,227,966	3,991,690	(81,552)	4,227,966	3,910,138	8,138,104	411,725	2018	40 Years
Forked River, NJ	—	3,505,805	(2,766,838)	3,193,972	3,505,805	427,134	3,932,939	44,462	2018	40 Years
Forked River, NJ	—	1,128,858	1,396,960	—	1,128,858	1,396,960	2,525,818	145,517	2018	40 Years
Forked River, NJ	—	1,682,284	3,527,964	(3,432,691)	1,682,284	95,273	1,777,557	12,466	2018	40 Years
Forked River, NJ	—	682,822	—	—	682,822	—	682,822	—	2018
Woodland Park, NJ	—	7,761,801	3,958,902	—	7,761,801	3,958,902	11,720,703	437,116	2018	40 Years
Bernalillo, NM	—	899,770	2,037,465	(78,875)	820,895	2,037,465	2,858,360	251,720	2018	40 Years
Farmington, NM	—	4,428,998	—	—	4,428,998	—	4,428,998	—	2018
Canandaigua, NY	—	154,996	1,352,174	156	154,996	1,352,330	1,507,326	146,470	2018	40 Years
Catskill, NY	—	80,524	1,097,609	156	80,524	1,097,765	1,178,289	118,892	2018	40 Years
Clifton Park, NY	—	925,613	1,858,613	7,421	925,613	1,866,034	2,791,647	186,557	2018	40 Years
Elmira, NY	—	43,388	947,627	—	43,388	947,627	991,015	94,763	2018	40 Years
Geneseo, NY	—	264,795	1,328,115	156	264,795	1,328,271	1,593,066	143,883	2018	40 Years
Greece, NY	—	182,916	1,254,678	156	182,916	1,254,834	1,437,750	135,908	2018	40 Years
Hamburg, NY	—	520,599	2,039,602	—	520,599	2,039,602	2,560,201	203,960	2018	40 Years
Latham, NY	—	373,318	764,382	—	373,318	764,382	1,137,700	76,438	2018	40 Years
N. Syracuse, NY	—	165,417	452,510	10,034	165,417	462,544	627,961	45,941	2018	40 Years
Niagara Falls, NY	—	392,301	1,022,745	—	392,301	1,022,745	1,415,046	102,274	2018	40 Years
Rochester, NY	—	100,136	895,792	—	100,136	895,792	995,928	97,044	2018	40 Years
Rochester, NY	—	575,463	772,555	—	575,463	772,555	1,348,018	77,256	2018	40 Years
Rochester, NY	—	375,721	881,257	—	375,721	881,257	1,256,978	88,126	2018	40 Years
Schenectady, NY	—	74,387	1,279,967	8,540	74,387	1,288,507	1,362,894	139,434	2018	40 Years
Schenectady, NY	—	453,006	726,404	—	453,006	726,404	1,179,410	72,640	2018	40 Years
Syracuse, NY	—	339,207	918,302	—	339,207	918,302	1,257,509	91,830	2018	40 Years
Syracuse, NY	—	607,053	259,331	—	607,053	259,331	866,384	25,933	2018	40 Years
Tonawanda, NY	—	94,443	727,373	156	94,443	727,529	821,972	78,783	2018	40 Years
Tonawanda, NY	—	131,021	576,915	—	131,021	576,915	707,936	57,692	2018	40 Years
W. Seneca, NY	—	98,194	737,592	—	98,194	737,592	835,786	73,759	2018	40 Years
Williamsville, NY	—	705,842	488,800	—	705,842	488,800	1,194,642	48,880	2018	40 Years
Charlotte, NC	—	287,732	518,005	—	287,732	518,005	805,737	51,801	2018	40 Years
Concord, NC	—	526,102	1,955,989	8,699	526,102	1,964,688	2,490,790	200,489	2018	40 Years
Durham, NC	—	1,787,380	848,986	—	1,787,380	848,986	2,636,366	84,899	2018	40 Years
Fayetteville, NC	—	108,898	1,769,274	—	108,898	1,769,274	1,878,172	176,927	2018	40 Years
Greensboro, NC	—	402,957	1,351,015	—	402,957	1,351,015	1,753,972	135,101	2018	40 Years
Greenville, NC	—	541,233	1,403,441	—	541,233	1,403,441	1,944,674	140,344	2018	40 Years
High Point, NC	—	252,336	1,024,696	—	252,336	1,024,696	1,277,032	102,470	2018	40 Years
Kernersville, NC	—	270,581	966,807	—	270,581	966,807	1,237,388	96,681	2018	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Pineville, NC	—	1,390,592	6,390,201	—	1,390,592	6,390,201	7,780,793	692,249	2018	40 Years
Rockingham, NC	—	245,976	955,579	—	245,976	955,579	1,201,555	107,503	2018	40 Years
Salisbury, NC	—	572,085	700,288	—	572,085	700,288	1,272,373	70,029	2018	40 Years
Zebulon, NC	—	160,107	1,077	36	161,220	—	161,220	—	2018
Akron, OH	—	445,299	—	—	445,299	—	445,299	—	2018
Bellevue, OH	—	272,308	1,127,365	62,975	272,308	1,190,340	1,462,648	135,519	2018	40 Years
Canton, OH	—	981,941	1,076,113	—	981,941	1,076,113	2,058,054	107,611	2018	40 Years
Columbus, OH	—	542,161	1,088,316	—	542,161	1,088,316	1,630,477	108,832	2018	40 Years
Fairview Park, OH	—	338,732	400,013	—	338,732	400,013	738,745	40,001	2018	40 Years
Franklin, OH	—	5,405,718	—	—	5,405,718	—	5,405,718	—	2018
Middletown, OH	—	311,389	1,451,469	1,163	311,389	1,452,632	1,764,021	166,340	2018	40 Years
Niles, OH	—	334,783	798,136	—	334,783	798,136	1,132,919	79,814	2018	40 Years
North Olmsted, OH	—	544,903	810,840	34,500	544,903	845,340	1,390,243	99,124	2018	40 Years
Warren, OH	—	208,710	601,092	—	208,710	601,092	809,802	60,109	2018	40 Years
Warrensville Heights, OH	—	735,534	—	627	736,161	—	736,161	—	2018
Youngstown, OH	—	323,983	989,430	—	323,983	989,430	1,313,413	98,943	2018	40 Years
Broken Arrow, OK	—	919,176	1,276,754	1,778	919,176	1,278,532	2,197,708	143,790	2018	40 Years
Chickasha, OK	—	230,000	2,881,525	—	230,000	2,881,525	3,111,525	312,165	2018	40 Years
Coweta, OK	—	282,468	803,762	—	282,468	803,762	1,086,230	90,423	2018	40 Years
Midwest City, OK	—	755,192	5,687,280	5,851	755,192	5,693,131	6,448,323	604,938	2018	40 Years
Oklahoma City, OK	—	1,104,085	1,874,359	26,803	1,104,085	1,901,162	3,005,247	192,265	2018	40 Years
Shawnee, OK	—	409,190	957,557	—	409,190	957,557	1,366,747	95,756	2018	40 Years
Wright City, OK	—	38,302	1,010,645	(1,300)	38,302	1,009,345	1,047,647	107,078	2018	40 Years
Hillsboro, OR	—	4,632,369	7,656,179	—	4,632,369	7,656,179	12,288,548	893,221	2018	40 Years
Carlisle, PA	—	340,349	643,498	—	340,349	643,498	983,847	64,350	2018	40 Years
Erie, PA	—	58,279	833,933	—	58,279	833,933	892,212	83,393	2018	40 Years
Johnstown, PA	—	1,030,667	—	8,829	1,039,496	—	1,039,496	—	2018
King of Prussia, PA	—	5,097,320	—	1,202	5,098,522	—	5,098,522	—	2018
Philadelphia, PA	—	155,212	218,083	—	155,212	218,083	373,295	21,808	2018	40 Years
Philadelphia, PA	—	127,690	122,516	—	127,690	122,516	250,206	12,252	2018	40 Years
Pittsburgh, PA	—	927,083	5,126,243	25,347	927,083	5,151,590	6,078,673	534,292	2018	40 Years
Pittsburgh, PA	—	1,397,965	—	1,810	1,399,775	—	1,399,775	—	2018
Upper Darby, PA	—	861,339	85,966	37,671	861,339	123,637	984,976	15,278	2018	40 Years
Wysox, PA	—	1,668,272	1,699,343	24,395	1,668,272	1,723,738	3,392,010	182,995	2018	40 Years
Richmond, RI	—	1,293,932	7,477,281	689,597	1,293,932	8,166,878	9,460,810	986,991	2018	40 Years
Warwick, RI	—	687,454	2,108,256	—	687,454	2,108,256	2,795,710	210,826	2018	40 Years
Greenville, SC	—	628,081	1,451,481	—	628,081	1,451,481	2,079,562	145,148	2018	40 Years
Lake City, SC	—	57,911	932,874	869	57,911	933,743	991,654	95,312	2018	40 Years
Manning, SC	—	245,546	989,236	146	245,546	989,382	1,234,928	107,164	2018	40 Years
Mt. Pleasant, SC	—	555,387	1,042,804	—	555,387	1,042,804	1,598,191	104,280	2018	40 Years
Myrtle Beach, SC	—	254,334	149,107	—	254,334	149,107	403,441	14,911	2018	40 Years
Spartanburg, SC	—	709,338	1,618,382	—	709,338	1,618,382	2,327,720	161,838	2018	40 Years
Sumter, SC	—	521,299	809,466	—	521,299	809,466	1,330,765	80,947	2018	40 Years
Walterboro, SC	—	207,130	827,775	—	207,130	827,775	1,034,905	93,122	2018	40 Years
Chattanooga, TN	—	1,179,566	1,236,591	—	1,179,566	1,236,591	2,416,157	123,659	2018	40 Years
Johnson City, TN	—	181,117	1,232,151	—	181,117	1,232,151	1,413,268	123,215	2018	40 Years
Beaumont, TX	—	936,389	2,725,502	21,662	936,389	2,747,164	3,683,553	274,581	2018	40 Years
Donna, TX	—	962,302	1,620,925	—	962,302	1,620,925	2,583,227	175,566	2018	40 Years
Fairfield, TX	—	125,098	970,816	—	125,098	970,816	1,095,914	101,127	2018	40 Years
Groves, TX	—	596,586	2,250,794	—	596,586	2,250,794	2,847,380	225,079	2018	40 Years
Humble, TX	—	173,885	867,347	—	173,885	867,347	1,041,232	86,735	2018	40 Years
Jacksboro, TX	—	119,147	1,036,482	—	119,147	1,036,482	1,155,629	107,967	2018	40 Years
Kemah, TX	—	2,324,774	2,835,597	(44,661)	2,324,774	2,790,936	5,115,710	297,908	2018	40 Years
Lamesa, TX	—	66,019	1,493,146	—	66,019	1,493,146	1,559,165	174,194	2018	40 Years
Live Oak, TX	—	371,174	1,880,746	—	371,174	1,880,746	2,251,920	211,582	2018	40 Years
Lufkin, TX	—	382,643	1,054,911	—	382,643	1,054,911	1,437,554	105,491	2018	40 Years
Plano, TX	—	452,721	822,683	—	452,721	822,683	1,275,404	82,268	2018	40 Years
Port Arthur, TX	—	512,094	721,936	—	512,094	721,936	1,234,030	72,194	2018	40 Years
Porter, TX	—	524,532	1,683,767	566	524,532	1,684,333	2,208,865	178,953	2018	40 Years
Tomball, TX	—	1,336,029	1,849,554	—	1,336,029	1,849,554	3,185,583	208,071	2018	40 Years
Universal City, TX	—	380,788	1,496,318	—	380,788	1,496,318	1,877,106	149,632	2018	40 Years
Waxahachie, TX	—	388,138	792,125	—	388,138	792,125	1,180,263	79,212	2018	40 Years
Willis, TX	—	406,466	925,047	7,287	406,466	932,334	1,338,800	98,966	2018	40 Years
Logan, UT	—	914,515	2,774,985	—	914,515	2,774,985	3,689,500	300,623	2018	40 Years
Christiansburg, VA	—	520,538	661,780	—	520,538	661,780	1,182,318	66,178	2018	40 Years
Fredericksburg, VA	—	452,911	1,076,589	—	452,911	1,076,589	1,529,500	107,659	2018	40 Years
Glen Allen, VA	—	1,112,948	837,542	11,280	1,112,948	848,822	1,961,770	99,644	2018	40 Years
Hampton, VA	—	353,242	514,898	—	353,242	514,898	868,140	51,490	2018	40 Years
Louisa, VA	—	538,246	2,179,541	—	538,246	2,179,541	2,717,787	233,458	2018	40 Years
Manassas, VA	—	1,454,278	—	—	1,454,278	—	1,454,278	—	2018
Virginia Beach, VA	—	2,142,002	1,154,585	—	2,142,002	1,154,585	3,296,587	115,459	2018	40 Years
Virginia Beach, VA	—	271,176	3,308,434	—	271,176	3,308,434	3,579,610	330,843	2018	40 Years
Everett, WA	—	414,899	811,710	—	414,899	811,710	1,226,609	81,171	2018	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Bluefield, WV	—	287,740	947,287	12,404	287,740	959,691	1,247,431	116,980	2018	40 Years
Green Bay, WI	—	817,143	1,383,440	—	817,143	1,383,440	2,200,583	138,344	2018	40 Years
La Crosse, WI	—	175,551	1,145,438	—	175,551	1,145,438	1,320,989	114,544	2018	40 Years
Madison, WI	—	2,475,815	4,249,537	(30,000)	2,475,815	4,219,537	6,695,352	444,513	2018	40 Years
Mt. Pleasant, WI	—	208,806	1,173,275	(600)	208,206	1,173,275	1,381,481	117,327	2018	40 Years
Schofield, WI	—	533,503	1,071,930	—	533,503	1,071,930	1,605,433	107,193	2018	40 Years
Sheboygan, WI	—	331,692	929,092	—	331,692	929,092	1,260,784	92,909	2018	40 Years
Athens, AL	—	338,789	1,119,459	(2,717)	338,789	1,116,742	1,455,531	95,468	2019	40 Years
Attalla, AL	—	289,473	928,717	—	289,473	928,717	1,218,190	79,328	2019	40 Years
Birmingham, AL	—	1,400,530	859,880	9,278	1,400,530	869,158	2,269,688	68,394	2019	40 Years
Blountsville, AL	—	262,412	816,070	19,389	262,412	835,459	1,097,871	69,726	2019	40 Years
Coffeeville, AL	—	129,263	864,122	—	129,263	864,122	993,385	73,810	2019	40 Years
Phenix, AL	—	292,234	1,280,705	—	292,234	1,280,705	1,572,939	122,734	2019	40 Years
Silas, AL	—	383,742	1,351,195	—	383,742	1,351,195	1,734,937	115,405	2019	40 Years
Tuba City, AZ	—	138,006	1,253,376	531	138,006	1,253,907	1,391,913	101,789	2019	40 Years
Searcy, AR	—	851,561	5,582,069	71,485	851,561	5,653,554	6,505,115	541,585	2019	40 Years
Sheridan, AR	—	124,667	1,070,754	—	124,667	1,070,754	1,195,421	91,327	2019	40 Years
Trumann, AR	—	170,957	1,064,039	—	170,957	1,064,039	1,234,996	90,753	2019	40 Years
Visalia, CA	—	2,552,353	6,994,518	284	2,552,353	6,994,802	9,547,155	626,609	2019	40 Years
Lakewood, CO	—	3,021,260	6,125,185	57,272	3,021,260	6,182,457	9,203,717	461,196	2019	40 Years
Rifle, CO	—	4,427,019	1,599,591	—	4,427,019	1,599,591	6,026,610	143,188	2019	40 Years
Danbury, CT	—	1,095,933	—	—	1,095,933	—	1,095,933	—	2019
Greenwich, CT	—	16,350,193	3,076,568	6,540	16,350,193	3,083,108	19,433,301	278,851	2019	40 Years
Orange, CT	—	6,881,022	10,519,218	38,848	6,881,022	10,558,066	17,439,088	855,853	2019	40 Years
Torrington, CT	—	195,171	1,541,214	26,976	195,171	1,568,190	1,763,361	120,026	2019	40 Years
Bear, DE	—	743,604	—	657	744,261	—	744,261	—	2019
Wilmington, DE	—	2,501,623	2,784,576	—	2,501,623	2,784,576	5,286,199	260,889	2019	40 Years
Apopka, FL	—	646,629	1,215,458	10,730	646,629	1,226,188	1,872,817	122,619	2019	40 Years
Clearwater, FL	—	497,216	1,027,192	—	497,216	1,027,192	1,524,408	96,132	2019	40 Years
Cocoa, FL	—	2,174,730	—	—	2,174,730	—	2,174,730	—	2019
Lake Placid, FL	—	255,339	1,059,913	—	255,339	1,059,913	1,315,252	83,910	2019	40 Years
Merritt Island, FL	—	746,846	1,805,756	—	746,846	1,805,756	2,552,602	150,480	2019	40 Years
Orlando, FL	—	751,265	2,089,523	—	751,265	2,089,523	2,840,788	194,478	2019	40 Years
Poinciana, FL	—	608,450	1,073,714	—	608,450	1,073,714	1,682,164	85,002	2019	40 Years
Sanford, FL	—	2,791,684	4,763,063	20,323	2,791,684	4,783,386	7,575,070	398,185	2019	40 Years
Tavares, FL	—	736,113	1,849,694	—	736,113	1,849,694	2,585,807	173,414	2019	40 Years
Wauchula, FL	—	333,236	1,156,806	—	333,236	1,156,806	1,490,042	115,681	2019	40 Years
West Palm Beach, FL	—	2,484,935	2,344,077	—	2,484,935	2,344,077	4,829,012	195,268	2019	40 Years
Brunswick, GA	—	186,767	1,615,510	1,900	186,767	1,617,410	1,804,177	151,293	2019	40 Years
Columbus, GA	—	336,125	2,497,365	32,240	336,125	2,529,605	2,865,730	199,925	2019	40 Years
Conyers, GA	—	714,666	2,137,506	—	714,666	2,137,506	2,852,172	186,917	2019	40 Years
Dacula, GA	—	1,280,484	1,716,312	—	1,280,484	1,716,312	2,996,796	164,420	2019	40 Years
Marietta, GA	—	390,416	1,441,936	—	390,416	1,441,936	1,832,352	135,004	2019	40 Years
Tucker, GA	—	374,268	1,652,522	—	374,268	1,652,522	2,026,790	158,307	2019	40 Years
Chubbuck, ID	—	1,067,983	5,880,828	—	1,067,983	5,880,828	6,948,811	575,829	2019	40 Years
Chubbuck, ID	—	185,310	—	—	185,310	—	185,310	—	2019
Chubbuck, ID	—	873,334	1,653,886	—	873,334	1,653,886	2,527,220	161,943	2019	40 Years
Edwardsville, IL	—	449,741	1,202,041	—	449,741	1,202,041	1,651,782	112,563	2019	40 Years
Elk Grove Village, IL	—	394,567	1,395,659	22,896	394,567	1,418,555	1,813,122	117,730	2019	40 Years
Evergreen Park, IL	—	5,687,045	18,880,969	—	5,687,045	18,880,969	24,568,014	1,573,143	2019	40 Years
Freeport, IL	—	92,295	1,537,120	—	92,295	1,537,120	1,629,415	124,824	2019	40 Years
Geneva, IL	—	644,434	1,213,859	—	644,434	1,213,859	1,858,293	111,270	2019	40 Years
Greenville, IL	—	135,642	1,026,006	—	135,642	1,026,006	1,161,648	79,088	2019	40 Years
Murphysboro, IL	—	176,281	988,808	—	176,281	988,808	1,165,089	86,378	2019	40 Years
Rockford, IL	—	814,666	1,719,410	—	814,666	1,719,410	2,534,076	139,635	2019	40 Years
Round Lake, IL	—	325,722	2,669,132	5,756	325,722	2,674,888	3,000,610	202,281	2019	40 Years
Fishers, IN	—	429,857	621,742	—	429,857	621,742	1,051,599	59,563	2019	40 Years
Gas City, IN	—	504,378	1,341,890	—	504,378	1,341,890	1,846,268	131,393	2019	40 Years
Hammond, IN	—	149,230	1,002,706	—	149,230	1,002,706	1,151,936	85,648	2019	40 Years
Kokomo, IN	—	716,631	1,143,537	—	716,631	1,143,537	1,860,168	107,099	2019	40 Years
Marion, IN	—	140,507	898,097	27,530	140,507	925,627	1,066,134	69,242	2019	40 Years
Westfield, IN	—	594,597	1,260,563	26,425	594,597	1,286,988	1,881,585	121,465	2019	40 Years
Waterloo, IA	—	369,497	1,265,450	—	369,497	1,265,450	1,634,947	105,382	2019	40 Years
Concordia, KS	—	150,440	1,144,639	26,864	150,440	1,171,503	1,321,943	87,616	2019	40 Years
Parsons, KS	—	203,953	1,073,554	—	203,953	1,073,554	1,277,507	102,762	2019	40 Years
Pratt, KS	—	245,375	1,293,871	—	245,375	1,293,871	1,539,246	107,823	2019	40 Years
Wellington, KS	—	95,197	1,090,333	—	95,197	1,090,333	1,185,530	88,523	2019	40 Years
Wichita, KS	—	1,257,608	5,700,299	355	1,257,608	5,700,654	6,958,262	522,417	2019	40 Years
Crestwood, KY	—	670,021	1,096,031	9,668	670,021	1,105,699	1,775,720	82,867	2019	40 Years
Georgetown, KY	—	257,839	3,025,734	266,479	257,839	3,292,213	3,550,052	261,951	2019	40 Years
Grayson, KY	—	241,857	1,155,603	—	241,857	1,155,603	1,397,460	96,300	2019	40 Years
Henderson, KY	—	146,676	958,794	—	146,676	958,794	1,105,470	73,907	2019	40 Years
Leitchfield, KY	—	303,830	1,062,711	—	303,830	1,062,711	1,366,541	79,703	2019	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Kentwood, LA	—	327,392	638,214	20,612	327,392	658,826	986,218	64,553	2019	40 Years
Lake Charles, LA	—	565,778	890,034	(110,745)	750,569	594,498	1,345,067	28,822	2019	40 Years
Bowie, MD	—	2,840,009	4,474,364	—	2,840,009	4,474,364	7,314,373	391,396	2019	40 Years
Eldersburg, MD	—	563,227	1,855,987	520	563,227	1,856,507	2,419,734	150,738	2019	40 Years
Brockton, MA	—	3,254,807	8,504,236	105,278	3,254,807	8,609,514	11,864,321	643,068	2019	40 Years
Ipswich, MA	—	467,109	967,282	—	467,109	967,282	1,434,391	84,542	2019	40 Years
Ipswich, MA	—	2,606,990	3,414,474	—	2,606,990	3,414,474	6,021,464	298,755	2019	40 Years
Adrian, MI	—	459,814	1,562,895	38,710	459,814	1,601,605	2,061,419	145,846	2019	40 Years
Allegan, MI	—	184,466	1,239,762	—	184,466	1,239,762	1,424,228	108,479	2019	40 Years
Bloomfield Hills, MI	—	1,160,912	4,181,635	1,543,046	1,160,912	5,724,681	6,885,593	440,221	2019	40 Years
Caro, MI	—	183,318	1,328,630	—	183,318	1,328,630	1,511,948	107,905	2019	40 Years
Clare, MI	—	153,379	1,412,383	11,127	153,379	1,423,510	1,576,889	109,629	2019	40 Years
Cooks, MI	—	304,340	1,109,838	9,630	304,340	1,119,468	1,423,808	83,900	2019	40 Years
Crystal Falls, MI	—	62,462	757,276	—	62,462	757,276	819,738	64,684	2019	40 Years
Harrison, MI	—	59,984	900,901	(25,895)	59,984	875,006	934,990	65,794	2019	40 Years
Jackson, MI	—	524,446	1,265,119	—	524,446	1,265,119	1,789,565	100,155	2019	40 Years
Monroe, MI	—	501,688	2,651,440	—	501,688	2,651,440	3,153,128	248,374	2019	40 Years
Plymouth, MI	—	580,459	1,043,474	47,200	580,459	1,090,674	1,671,133	101,759	2019	40 Years
Spalding, MI	—	86,973	842,434	—	86,973	842,434	929,407	71,958	2019	40 Years
Walker, MI	—	4,821,073	15,814,475	17,091	4,821,073	15,831,566	20,652,639	1,253,142	2019	40 Years
Lakeville, MN	—	1,774,051	6,386,118	114,634	1,774,051	6,500,752	8,274,803	570,831	2019	40 Years
Longville, MN	—	30,748	836,277	—	30,748	836,277	867,025	71,432	2019	40 Years
Waite Park, MN	—	142,863	1,064,736	—	142,863	1,064,736	1,207,599	99,532	2019	40 Years
Bolton, MS	—	172,890	831,005	—	172,890	831,005	1,003,895	70,982	2019	40 Years
Bruce, MS	—	189,929	896,080	—	189,929	896,080	1,086,009	83,947	2019	40 Years
Columbus, MS	—	123,385	898,226	—	123,385	898,226	1,021,611	84,149	2019	40 Years
Flowood, MS	—	638,891	1,308,566	—	638,891	1,308,566	1,947,457	106,264	2019	40 Years
Houston, MS	—	170,449	913,763	—	170,449	913,763	1,084,212	85,605	2019	40 Years
Jackson, MS	—	393,954	1,169,374	—	393,954	1,169,374	1,563,328	94,959	2019	40 Years
Michigan City, MS	—	336,323	963,447	—	336,323	963,447	1,299,770	90,263	2019	40 Years
Pontotoc, MS	—	174,112	924,043	—	174,112	924,043	1,098,155	82,779	2019	40 Years
Tutwiler, MS	—	152,108	844,300	—	152,108	844,300	996,408	72,117	2019	40 Years
Fair Play, MO	—	56,563	642,856	—	56,563	642,856	699,419	54,911	2019	40 Years
Florissant, MO	—	1,394,072	2,210,514	—	1,394,072	2,210,514	3,604,586	207,173	2019	40 Years
Florissant, MO	—	1,647,163	2,256,716	—	1,647,163	2,256,716	3,903,879	206,866	2019	40 Years
Grovespring, MO	—	207,974	823,419	—	207,974	823,419	1,031,393	70,334	2019	40 Years
Hermitage, MO	—	98,531	833,177	2,600	98,531	835,777	934,308	71,346	2019	40 Years
Madison, MO	—	199,972	844,901	—	199,972	844,901	1,044,873	72,169	2019	40 Years
Oak Grove, MO	—	275,293	1,000,150	—	275,293	1,000,150	1,275,443	87,513	2019	40 Years
Salem, MO	—	153,713	1,085,494	—	153,713	1,085,494	1,239,207	88,130	2019	40 Years
South Fork, MO	—	345,053	1,087,384	—	345,053	1,087,384	1,432,437	92,881	2019	40 Years
St. Louis, MO	—	743,673	3,387,981	—	743,673	3,387,981	4,131,654	261,157	2019	40 Years
Manchester, HN	—	1,486,550	2,419,269	12,678	1,486,550	2,431,947	3,918,497	192,793	2019	40 Years
Nashua, NH	—	808,886	2,020,221	278	808,886	2,020,499	2,829,385	159,953	2019	40 Years
Lanoka Harbor, NJ	—	1,355,335	1,052,415	—	1,355,335	1,052,415	2,407,750	85,382	2019	40 Years
Paramus, NJ	—	—	6,224,221	599,410	—	6,823,631	6,823,631	634,377	2019	40 Years
San Ysidro, NM	—	316,770	956,983	—	316,770	956,983	1,273,753	81,742	2019	40 Years
Hinsdale, NY	—	353,602	905,350	—	353,602	905,350	1,258,952	77,332	2019	40 Years
Liverpool, NY	—	1,697,114	3,355,641	24,323	1,697,114	3,379,964	5,077,078	253,345	2019	40 Years
Malone, NY	—	413,667	1,035,771	—	413,667	1,035,771	1,449,438	96,926	2019	40 Years
Vestal, NY	—	3,540,906	5,610,529	147,000	3,540,906	5,757,529	9,298,435	467,787	2019	40 Years
Columbus, NC	—	423,026	1,070,992	—	423,026	1,070,992	1,494,018	86,945	2019	40 Years
Fayetteville, NC	—	505,574	1,544,177	—	505,574	1,544,177	2,049,751	122,247	2019	40 Years
Hope Mills, NC	—	1,522,142	7,906,676	—	1,522,142	7,906,676	9,428,818	658,765	2019	40 Years
Stallings, NC	—	1,481,940	—	—	1,481,940	—	1,481,940	—	2019
Sylva, NC	—	450,055	1,351,631	19,487	450,055	1,371,118	1,821,173	102,712	2019	40 Years
Edgeley, ND	—	193,509	944,881	—	193,509	944,881	1,138,390	82,677	2019	40 Years
Grand Forks, ND	—	1,187,389	2,052,184	—	1,187,389	2,052,184	3,239,573	175,272	2019	40 Years
Williston, ND	—	515,210	1,584,865	—	515,210	1,584,865	2,100,075	135,374	2019	40 Years
Batavia, OH	—	601,071	1,125,756	(7,363)	595,681	1,123,783	1,719,464	100,952	2019	40 Years
Bellevue, OH	—	186,215	1,343,783	8,491	186,215	1,352,274	1,538,489	101,368	2019	40 Years
Columbus, OH	—	357,767	1,423,046	—	357,767	1,423,046	1,780,813	133,233	2019	40 Years
Conneaut, OH	—	200,915	1,363,715	7,983	200,915	1,371,698	1,572,613	108,510	2019	40 Years
Hamilton, OH	—	335,677	1,066,581	—	335,677	1,066,581	1,402,258	97,626	2019	40 Years
Heath, OH	—	657,358	3,259,449	313,281	657,358	3,572,730	4,230,088	300,372	2019	40 Years
Kenton, OH	—	191,968	1,290,534	7,723	191,968	1,298,257	1,490,225	100,010	2019	40 Years
Maumee, OH	—	1,498,739	815,222	295	1,498,739	815,517	2,314,256	79,909	2019	40 Years
Oxford, OH	—	912,241	2,566,991	25,001	912,241	2,591,992	3,504,233	246,162	2019	40 Years
West Chester, OH	—	796,035	814,730	660	796,035	815,390	1,611,425	79,821	2019	40 Years
West Chester, OH	—	395,924	1,173,848	—	395,924	1,173,848	1,569,772	112,377	2019	40 Years
Ada, OK	—	336,304	1,234,870	—	336,304	1,234,870	1,571,174	97,761	2019	40 Years
Bartlesville, OK	—	451,582	1,249,112	—	451,582	1,249,112	1,700,694	109,125	2019	40 Years
Bokoshe, OK	—	47,725	797,175	—	47,725	797,175	844,900	69,462	2019	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Lawton, OK	—	230,834	612,256	—	230,834	612,256	843,090	53,401	2019	40 Years
Whitefield, OK	—	144,932	863,327	—	144,932	863,327	1,008,259	75,541	2019	40 Years
Cranberry Township, PA	—	2,066,679	2,049,310	—	2,066,679	2,049,310	4,115,989	196,332	2019	40 Years
Ebensburg, PA	—	551,162	2,023,064	5,689	551,162	2,028,753	2,579,915	189,686	2019	40 Years
Flourtown, PA	—	1,342,409	2,229,147	—	1,342,409	2,229,147	3,571,556	218,255	2019	40 Years
Monaca, PA	—	449,116	842,901	—	449,116	842,901	1,292,017	80,718	2019	40 Years
Natrona Heights, PA	—	1,412,247	1,719,447	—	1,412,247	1,719,447	3,131,694	168,363	2019	40 Years
North Huntingdon, PA	—	428,166	1,508,044	—	428,166	1,508,044	1,936,210	144,461	2019	40 Years
Oakdale, PA	—	708,623	987,577	68,352	708,623	1,055,929	1,764,552	81,972	2019	40 Years
Philadelphia, PA	—	1,891,985	20,799,223	211,964	1,891,985	21,011,187	22,903,172	1,934,638	2019	40 Years
Pittsburgh, PA	—	1,251,674	3,842,592	—	1,251,674	3,842,592	5,094,266	312,111	2019	40 Years
Robinson Township, PA	—	1,630,648	2,703,381	—	1,630,648	2,703,381	4,334,029	236,461	2019	40 Years
Titusville, PA	—	877,651	2,568,060	—	877,651	2,568,060	3,445,711	229,998	2019	40 Years
West View, PA	—	120,349	1,347,706	—	120,349	1,347,706	1,468,055	112,224	2019	40 Years
York, PA	—	3,331,496	6,690,968	9,190	3,331,496	6,700,158	10,031,654	599,329	2019	40 Years
Columbia, SC	—	2,783,934	13,228,453	—	2,783,934	13,228,453	16,012,387	1,267,600	2019	40 Years
Hampton, SC	—	215,462	1,050,367	—	215,462	1,050,367	1,265,829	105,037	2019	40 Years
Myrtle Beach, SC	—	1,371,226	2,752,440	503,611	1,371,226	3,256,051	4,627,277	302,738	2019	40 Years
Orangeburg, SC	—	316,428	1,116,664	—	316,428	1,116,664	1,433,092	99,956	2019	40 Years
Kadoka, SD	—	134,528	926,523	—	134,528	926,523	1,061,051	81,071	2019	40 Years
Thorn Hill, TN	—	115,367	974,925	—	115,367	974,925	1,090,292	91,304	2019	40 Years
Woodbury, TN	—	154,043	1,092,958	—	154,043	1,092,958	1,247,001	102,465	2019	40 Years
Burleson, TX	—	1,396,753	3,312,794	13,864	1,396,753	3,326,658	4,723,411	249,413	2019	40 Years
Carrizo Springs, TX	—	337,070	812,963	5,087	337,070	818,050	1,155,120	71,459	2019	40 Years
Garland, TX	—	773,385	2,587,011	—	773,385	2,587,011	3,360,396	237,143	2019	40 Years
Kenedy, TX	—	325,159	954,774	11,255	325,159	966,029	1,291,188	72,382	2019	40 Years
Laredo, TX	—	1,117,403	2,152,573	48,118	1,117,403	2,200,691	3,318,094	194,343	2019	40 Years
Lewisville, TX	—	2,347,993	5,271,935	4,154	2,347,993	5,276,089	7,624,082	516,216	2019	40 Years
Lubbock, TX	—	1,420,820	1,858,395	—	1,420,820	1,858,395	3,279,215	181,968	2019	40 Years
Wichita Falls, TX	—	585,664	1,952,988	—	585,664	1,952,988	2,538,652	170,886	2019	40 Years
Wylie, TX	—	686,154	1,623,684	—	686,154	1,623,684	2,309,838	155,543	2019	40 Years
Draper, UT	—	1,344,025	3,321,208	23,553	1,344,025	3,344,761	4,688,786	250,710	2019	40 Years
Bristol, VA	—	996,915	1,374,467	—	996,915	1,374,467	2,371,382	114,539	2019	40 Years
Gloucester, VA	—	458,785	1,994,093	—	458,785	1,994,093	2,452,878	166,130	2019	40 Years
Hampton, VA	—	3,549,928	6,096,218	107	3,549,928	6,096,325	9,646,253	495,077	2019	40 Years
Hampton, VA	—	429,613	1,081,015	—	429,613	1,081,015	1,510,628	90,085	2019	40 Years
Hampton, VA	—	744,520	1,249,355	—	744,520	1,249,355	1,993,875	104,113	2019	40 Years
Hampton, VA	—	561,596	1,545,002	—	561,596	1,545,002	2,106,598	128,750	2019	40 Years
Newport News, VA	—	12,618,320	—	—	12,618,320	—	12,618,320	—	2019
Newport News, VA	—	855,793	1,754,228	—	855,793	1,754,228	2,610,021	146,186	2019	40 Years
Poquoson, VA	—	330,867	848,105	2,156	330,867	850,261	1,181,128	70,824	2019	40 Years
South Boston, VA	—	490,590	2,637,385	15,414	490,590	2,652,799	3,143,389	209,853	2019	40 Years
Surry, VA	—	685,233	994,788	—	685,233	994,788	1,680,021	82,899	2019	40 Years
Williamsburg, VA	—	1,574,769	2,001,920	(9,200)	1,565,569	2,001,920	3,567,489	166,827	2019	40 Years
Williamsburg, VA	—	675,861	1,098,464	—	675,861	1,098,464	1,774,325	91,539	2019	40 Years
Wytheville, VA	—	206,660	1,248,178	—	206,660	1,248,178	1,454,838	93,613	2019	40 Years
Ephrata, WA	—	368,492	4,821,470	18,383	368,492	4,839,853	5,208,345	372,861	2019	40 Years
Charleston, WV	—	561,767	—	—	561,767	—	561,767	—	2019
Ripley, WV	—	1,042,204	—	20,422	1,062,626	—	1,062,626	—	2019
Black River Falls, WI	—	278,472	1,141,572	9,519	278,472	1,151,091	1,429,563	88,650	2019	40 Years
Lake Geneva, WI	—	7,078,726	—	—	7,078,726	—	7,078,726	—	2019
Menomonee Falls, WI	—	3,518,493	12,020,248	12,918	3,518,493	12,033,166	15,551,659	1,077,182	2019	40 Years
Sun Prairie, WI	—	2,864,563	7,215,614	—	2,864,563	7,215,614	10,080,177	586,070	2019	40 Years
West Milwaukee, WI	—	783,260	3,055,907	16,402	783,260	3,072,309	3,855,569	236,539	2019	40 Years
Adger, AL	—	189,119	1,222,891	—	189,119	1,222,891	1,412,010	78,978	2020	40 Years
Dothan, AL	—	792,626	3,017,431	(31,788)	778,553	2,999,716	3,778,269	145,297	2020	40 Years
Enterprise, AL	—	728,934	2,504,283	15,377	728,934	2,519,660	3,248,594	183,629	2020	40 Years
Lanett, AL	—	597,615	2,264,102	128	597,615	2,264,230	2,861,845	132,056	2020	40 Years
Saraland, AL	—	838,216	2,709,602	1,275	838,216	2,710,877	3,549,093	197,401	2020	40 Years
Sylacauga, AL	—	2,181,806	9,940,930	4,330	2,181,806	9,945,260	12,127,066	642,057	2020	40 Years
Theodore, AL	—	743,751	2,667,802	—	743,751	2,667,802	3,411,553	188,881	2020	40 Years
Altheimer, AR	—	202,235	1,151,471	—	202,235	1,151,471	1,353,706	76,376	2020	40 Years
Benton, AR	—	561,085	2,141,511	249,809	561,085	2,391,320	2,952,405	126,922	2020	40 Years
Benton, AR	—	2,271,157	1,324,716	39,069	2,271,157	1,363,785	3,634,942	66,974	2020	40 Years
Bismarck, AR	—	129,139	876,127	—	129,139	876,127	1,005,266	52,813	2020	40 Years
Centerton, AR	—	502,391	2,152,058	249,808	502,391	2,401,866	2,904,257	131,977	2020	40 Years
Elaine, AR	—	51,248	802,757	—	51,248	802,757	854,005	53,218	2020	40 Years
Jonesboro, AR	—	477,565	942,703	—	477,565	942,703	1,420,268	52,973	2020	40 Years
Little Rock, AR	—	136,550	638,605	—	136,550	638,605	775,155	42,516	2020	40 Years
Mayflower, AR	—	708,465	448,741	80,635	708,465	529,376	1,237,841	26,051	2020	40 Years
Mena, AR	—	1,459,039	—	—	1,459,039	—	1,459,039	—	2020
Pine Bluff, AR	—	195,689	1,102,338	3,250	195,689	1,105,588	1,301,277	75,899	2020	40 Years
Pine Bluff, AR	—	279,293	1,290,094	7,236	279,293	1,297,330	1,576,623	85,720	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Searcy, AR	—	548,495	5,834,876	—	548,495	5,834,876	6,383,371	352,272	2020	40 Years
Sparkman, AR	—	80,956	720,376	—	80,956	720,376	801,332	41,962	2020	40 Years
West Helena, AR	—	93,907	885,680	21,923	93,907	907,603	1,001,510	59,068	2020	40 Years
Coolidge, AZ	—	252,228	1,164,641	11,720	252,228	1,176,361	1,428,589	73,070	2020	40 Years
Maricopa, AZ	—	761,177	1,600,925	11,257	761,177	1,612,182	2,373,359	83,864	2020	40 Years
Phoenix, AZ	—	11,641,459	7,261,072	—	11,641,459	7,261,072	18,902,531	438,555	2020	40 Years
Tucson, AZ	—	3,267,761	6,624,814	383,141	3,267,761	7,007,955	10,275,716	349,238	2020	40 Years
Yuma, AZ	—	840,427	5,489,179	577	840,427	5,489,756	6,330,183	342,960	2020	40 Years
Yuma, AZ	—	—	5,052,648	29,919	—	5,082,567	5,082,567	253,941	2020	40 Years
Antioch, CA	—	3,369,667	6,952,571	—	3,369,667	6,952,571	10,322,238	405,468	2020	40 Years
Calexico, CA	—	937,091	22,274	—	959,365	—	959,365	—	2020
Hawthorne, CA	—	7,297,568	5,841,964	1,750	7,297,568	5,843,714	13,141,282	328,544	2020	40 Years
Napa, CA	—	5,287,831	13,608,836	650	5,287,831	13,609,486	18,897,317	850,391	2020	40 Years
Palmdale, CA	—	2,159,541	6,648,091	486	2,159,541	6,648,577	8,808,118	456,916	2020	40 Years
Quincy, CA	—	315,559	1,597,973	—	315,559	1,597,973	1,913,532	109,611	2020	40 Years
Quincy, CA	—	605,988	4,898,500	—	605,988	4,898,500	5,504,488	316,289	2020	40 Years
Rancho Cordova, CA	—	10,668,451	—	27,033	10,695,484	—	10,695,484	—	2020
San Francisco, CA	—	7,234,677	748,185	19,918	7,234,677	768,103	8,002,780	39,820	2020	40 Years
Signal Hill, CA	—	8,490,622	6,714,882	—	8,490,622	6,714,882	15,205,504	489,627	2020	40 Years
Stockton, CA	—	961,910	3,310,275	16,203	961,910	3,326,478	4,288,388	166,220	2020	40 Years
Broomfield, CO	—	708,881	965,675	7,993	708,881	973,668	1,682,549	48,633	2020	40 Years
Cortez, CO	—	177,422	1,594,274	9,852	177,422	1,604,126	1,781,548	80,145	2020	40 Years
La Junta, CO	—	187,988	823,735	—	187,988	823,735	1,011,723	56,382	2020	40 Years
Pueblo, CO	—	235,805	1,568,540	—	235,805	1,568,540	1,804,345	98,034	2020	40 Years
Newington, CT	—	403,932	1,915,897	51,469	403,932	1,967,366	2,371,298	135,980	2020	40 Years
Old Saybrook, CT	—	443,801	3,497,920	74	443,801	3,497,994	3,941,795	196,613	2020	40 Years
Stafford Springs, CT	—	1,230,939	7,075,776	—	1,230,939	7,075,776	8,306,715	398,012	2020	40 Years
Davenport, FL	—	721,966	1,435,651	—	721,966	1,435,651	2,157,617	107,674	2020	40 Years
Deerfield Beach, FL	—	1,963,542	514,491	—	1,963,542	514,491	2,478,033	30,982	2020	40 Years
Labelle, FL	—	489,345	2,754,977	—	489,345	2,754,977	3,244,322	166,346	2020	40 Years
Lake Placid, FL	—	2,060,445	—	15,405	2,075,850	—	2,075,850	—	2020
Leesburg, FL	—	708,698	541,993	7,993	708,698	549,986	1,258,684	27,449	2020	40 Years
Madison, FL	—	171,150	619,660	6,567	171,150	626,227	797,377	41,562	2020	40 Years
Orlando, FL	—	4,558,262	7,261,682	—	4,558,262	7,261,682	11,819,944	483,982	2020	40 Years
Panama City, FL	—	830,080	856,243	—	830,080	856,243	1,686,323	64,211	2020	40 Years
Pensacola, FL	—	379,154	969,254	7,993	379,154	977,247	1,356,401	48,812	2020	40 Years
Port St. Lucie, FL	—	670,030	1,664,571	—	670,030	1,664,571	2,334,601	117,782	2020	40 Years
Punta Gorda, FL	—	615,829	1,921,751	—	615,829	1,921,751	2,537,580	140,128	2020	40 Years
Sebring, FL	—	1,986,013	—	15,406	2,001,419	—	2,001,419	—	2020
Venice, FL	—	1,301,719	1,233,030	—	1,301,719	1,233,030	2,534,749	92,477	2020	40 Years
Vero Beach, FL	—	1,241,406	1,356,081	20	1,241,406	1,356,101	2,597,507	98,882	2020	40 Years
Albany, GA	—	311,920	1,278,107	—	311,920	1,278,107	1,590,027	85,143	2020	40 Years
Albany, GA	—	248,888	1,445,530	—	248,888	1,445,530	1,694,418	96,310	2020	40 Years
Albany, GA	—	898,015	5,713,749	—	898,015	5,713,749	6,611,764	354,178	2020	40 Years
Americus, GA	—	238,633	968,812	—	238,633	968,812	1,207,445	64,581	2020	40 Years
Cairo, GA	—	237,315	1,040,643	—	237,315	1,040,643	1,277,958	78,048	2020	40 Years
Dallas, GA	—	235,642	1,134,202	14,690	235,642	1,148,892	1,384,534	57,395	2020	40 Years
Doraville, GA	—	533,512	1,709,449	—	533,512	1,709,449	2,242,961	92,595	2020	40 Years
Flowery Branch, GA	—	1,253,091	—	(2,000)	1,251,091	—	1,251,091	—	2020
Jesup, GA	—	155,604	864,415	—	155,604	864,415	1,020,019	57,549	2020	40 Years
Lawrenceville, GA	—	852,136	1,633,580	—	852,136	1,633,580	2,485,716	119,115	2020	40 Years
Lithia Springs, GA	—	3,789,145	7,881,640	—	3,789,145	7,881,640	11,670,785	492,498	2020	40 Years
Moultrie, GA	—	150,752	868,415	—	150,752	868,415	1,019,167	57,815	2020	40 Years
Quitman, GA	—	407,661	1,125,845	—	407,661	1,125,845	1,533,506	84,438	2020	40 Years
Savannah, GA	—	749,834	1,802,814	277	749,834	1,803,091	2,552,925	108,840	2020	40 Years
Savannah, GA	—	3,502,278	4,132,018	429,779	3,502,278	4,561,797	8,064,075	262,267	2020	40 Years
George, IA	—	283,785	942,785	—	283,785	942,785	1,226,570	70,708	2020	40 Years
Graettinger, IA	—	154,261	933,746	—	154,261	933,746	1,088,007	70,030	2020	40 Years
Alexis, IL	—	425,656	1,237,404	—	425,656	1,237,404	1,663,060	90,226	2020	40 Years
Chicago, IL	—	2,780,722	2,305,569	—	2,780,722	2,305,569	5,086,291	129,562	2020	40 Years
Chicago, IL	—	424,932	4,223,123	—	424,932	4,223,123	4,648,055	237,429	2020	40 Years
Chicago, IL	—	596,808	1,415,648	—	596,808	1,415,648	2,012,456	79,510	2020	40 Years
Chicago, IL	—	932,560	2,553,809	7,273	932,560	2,561,082	3,493,642	128,001	2020	40 Years
East Alton, IL	—	113,457	1,422,573	—	113,457	1,422,573	1,536,030	88,813	2020	40 Years
Fairfield, IL	—	198,833	1,180,242	6,975	198,833	1,187,217	1,386,050	61,747	2020	40 Years
Grayslake, IL	—	478,307	1,131,061	—	478,307	1,131,061	1,609,368	72,922	2020	40 Years
Homewood, IL	—	1,224,131	10,005,811	24,941	1,224,131	10,030,752	11,254,883	667,458	2020	40 Years
Kankakee, IL	—	107,139	1,185,653	—	107,139	1,185,653	1,292,792	64,142	2020	40 Years
Manteno, IL	—	71,681	1,213,963	37,938	71,681	1,251,901	1,323,582	62,356	2020	40 Years
Oswego, IL	—	373,727	2,715,101	16,092	373,727	2,731,193	3,104,920	136,458	2020	40 Years
Rockton, IL	—	367,154	1,526,399	—	367,154	1,526,399	1,893,553	76,320	2020	40 Years
Elkhart, IN	—	173,631	972,629	7,992	173,631	980,621	1,154,252	48,981	2020	40 Years
Franklin, IN	—	979,332	1,548,523	26,567	979,332	1,575,090	2,554,422	78,395	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Indianapolis, IN	—	251,149	1,550,984	—	251,149	1,550,984	1,802,133	80,763	2020	40 Years
Noblesville, IN	—	259,582	1,611,431	—	259,582	1,611,431	1,871,013	117,500	2020	40 Years
Peru, IN	—	202,110	1,501,247	—	202,110	1,501,247	1,703,357	93,828	2020	40 Years
Rockville, IN	—	436,457	1,601,972	(75,085)	436,457	1,526,887	1,963,344	76,789	2020	40 Years
Derby, KS	—	440,419	2,367,428	—	440,419	2,367,428	2,807,847	137,963	2020	40 Years
Independence, KS	—	200,329	1,426,975	(75,085)	200,329	1,351,890	1,552,219	68,039	2020	40 Years
Shwanee, KS	—	2,594,271	2,766,524	—	2,594,271	2,766,524	5,360,795	172,810	2020	40 Years
Wichita, KS	—	834,377	2,338,612	—	834,377	2,338,612	3,172,989	146,065	2020	40 Years
Wichita, KS	—	2,031,526	1,974,595	—	2,031,526	1,974,595	4,006,121	123,314	2020	40 Years
Wichita, KS	—	1,194,939	2,062,020	—	1,194,939	2,062,020	3,256,959	128,778	2020	40 Years
Wichita, KS	—	2,171,260	2,235,093	—	2,171,260	2,235,093	4,406,353	139,693	2020	40 Years
Louisa, KY	—	242,391	1,177,975	6,975	242,391	1,184,950	1,427,341	64,112	2020	40 Years
Louisville, KY	—	2,185,678	3,081,512	11,400	2,185,678	3,092,912	5,278,590	231,332	2020	40 Years
Louisville, KY	—	208,346	621,820	—	208,346	621,820	830,166	37,509	2020	40 Years
Amite City, LA	—	264,208	930,655	7,080	264,208	937,735	1,201,943	54,462	2020	40 Years
Baton Rouge, LA	—	377,270	1,225,020	—	377,270	1,225,020	1,602,290	89,148	2020	40 Years
Denham Springs, LA	—	398,006	1,484,613	—	398,006	1,484,613	1,882,619	86,578	2020	40 Years
Dequincy, LA	—	288,426	969,725	—	288,426	969,725	1,258,151	58,588	2020	40 Years
Gibson, LA	—	414,855	1,252,765	4,509	414,855	1,257,274	1,672,129	80,985	2020	40 Years
Gonzales, LA	—	688,032	2,457,035	249,808	688,032	2,706,843	3,394,875	143,948	2020	40 Years
Hammond, LA	—	367,215	2,243,382	249,809	367,215	2,493,191	2,860,406	123,093	2020	40 Years
Laplace, LA	—	1,971,887	8,537,415	—	1,971,887	8,537,415	10,509,302	569,024	2020	40 Years
Springhill, LA	—	438,507	2,335,035	14,125	438,507	2,349,160	2,787,667	117,715	2020	40 Years
Dorchester, MA	—	4,815,990	923,841	13,041	4,815,990	936,882	5,752,872	48,664	2020	40 Years
East Wareham, MA	—	590,052	1,525,359	8,780	590,052	1,534,139	2,124,191	79,744	2020	40 Years
Pittsfield, MA	—	4,127,428	—	—	4,127,428	—	4,127,428	—	2020
Pittsfield, MA	—	5,087,945	—	—	5,087,945	—	5,087,945	—	2020
Taunton, MA	—	1,005,673	8,352,646	—	1,005,673	8,352,646	9,358,319	626,448	2020	40 Years
Aberdeen, MD	—	758,616	1,712,723	—	758,616	1,712,723	2,471,339	128,454	2020	40 Years
Baltimore, MD	—	3,031,879	—	36,709	3,068,588	—	3,068,588	—	2020
Cockeysville, MD	—	2,209,572	—	20,283	2,229,855	—	2,229,855	—	2020
Hagerstown, MD	—	1,009,779	1,285,162	—	1,009,779	1,285,162	2,294,941	93,710	2020	40 Years
Owings Mills, MD	—	2,154,954	3,017,368	25,391	2,154,954	3,042,759	5,197,713	170,444	2020	40 Years
Augusta, ME	—	1,627,817	—	—	1,627,817	—	1,627,817	—	2020
Benton Harbor, MI	—	385,355	1,090,802	7,992	385,355	1,098,794	1,484,149	54,890	2020	40 Years
Cedar Springs, MI	—	346,310	1,907,232	—	346,310	1,907,232	2,253,542	95,362	2020	40 Years
Grayling, MI	—	277,355	521,492	925	277,355	522,417	799,772	32,487	2020	40 Years
Hart, MI	—	1,336,141	1,294,095	—	1,336,141	1,294,095	2,630,236	88,709	2020	40 Years
Holland, MI	—	108,733	1,773,459	—	108,733	1,773,459	1,882,192	133,009	2020	40 Years
Howell, MI	—	601,610	1,491,797	300	601,610	1,492,097	2,093,707	96,203	2020	40 Years
Jonesville, MI	—	1,171,853	8,871,307	—	1,171,853	8,871,307	10,043,160	591,287	2020	40 Years
Monroe, MI	—	1,315,043	9,131,436	1,000	1,315,043	9,132,436	10,447,479	513,419	2020	40 Years
Omer, MI	—	165,126	828,778	—	165,126	828,778	993,904	60,431	2020	40 Years
Owosso, MI	—	299,521	2,240,764	—	299,521	2,240,764	2,540,285	168,057	2020	40 Years
Taylor, MI	—	338,092	1,017,043	—	338,092	1,017,043	1,355,135	57,042	2020	40 Years
Traverse City, MI	—	337,556	3,980,018	(48,115)	337,556	3,931,903	4,269,459	212,978	2020	40 Years
Apple Valley, MN	—	814,086	2,665,167	—	814,086	2,665,167	3,479,253	144,293	2020	40 Years
Blaine, MN	—	497,750	2,998,249	7,993	497,750	3,006,242	3,503,992	150,262	2020	40 Years
Chanhassen, MN	—	1,664,359	11,222	—	1,675,581	—	1,675,581	—	2020
Glyndon, MN	—	131,845	853,575	—	131,845	853,575	985,420	64,017	2020	40 Years
Hill City, MN	—	66,391	996,428	—	66,391	996,428	1,062,819	74,731	2020	40 Years
Holdingford, MN	—	276,722	1,078,003	—	276,722	1,078,003	1,354,725	80,849	2020	40 Years
Ottertail, MN	—	209,929	897,043	(1,000)	208,929	897,043	1,105,972	67,277	2020	40 Years
Arnold, MO	—	846,894	2,392,044	7,993	846,894	2,400,037	3,246,931	119,952	2020	40 Years
Leeton, MO	—	192,069	1,109,261	—	192,069	1,109,261	1,301,330	71,640	2020	40 Years
Liberty, MO	—	367,591	4,348,251	—	367,591	4,348,251	4,715,842	262,455	2020	40 Years
Northmoor, MO	—	551,491	1,723,994	—	551,491	1,723,994	2,275,485	104,068	2020	40 Years
Platte City, MO	—	766,613	2,501,154	21,647	766,613	2,522,801	3,289,414	125,866	2020	40 Years
Richmond Heights, MO	—	3,305,260	2,531,065	—	3,305,260	2,531,065	5,836,325	158,192	2020	40 Years
Sheldon, MO	—	168,799	1,017,992	—	168,799	1,017,992	1,186,791	65,745	2020	40 Years
Thayer, MO	—	685,788	1,968,043	29,506	685,788	1,997,549	2,683,337	131,660	2020	40 Years
Union, MO	—	270,233	1,041,690	—	270,233	1,041,690	1,311,923	62,872	2020	40 Years
Brandon, MS	—	526,657	1,575,241	—	526,657	1,575,241	2,101,898	88,493	2020	40 Years
Flowood, MS	—	1,625,494	6,417,821	7,430	1,625,494	6,425,251	8,050,745	410,091	2020	40 Years
Flowood, MS	—	759,912	2,383,348	—	759,912	2,383,348	3,143,260	133,975	2020	40 Years
Gore Springs, MS	—	188,141	951,645	48,115	188,141	999,760	1,187,901	65,463	2020	40 Years
Greenwood, MS	—	150,855	903,459	—	150,855	903,459	1,054,314	59,842	2020	40 Years
Greenwood, MS	—	137,312	1,154,001	—	137,312	1,154,001	1,291,313	71,962	2020	40 Years
Grenada, MS	—	187,855	947,888	—	187,855	947,888	1,135,743	62,804	2020	40 Years
Gulfport, MS	—	597,617	2,692,177	1,275	597,617	2,693,452	3,291,069	196,100	2020	40 Years
Madison, MS	—	1,437,048	6,194,546	—	1,437,048	6,194,546	7,631,594	348,376	2020	40 Years
Oxford, MS	—	547,606	993,807	7,992	547,606	1,001,799	1,549,405	50,040	2020	40 Years
Southaven, MS	—	259,300	864,055	21,464	259,300	885,519	1,144,819	51,145	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Wiggins, MS	—	639,466	2,563,263	128	639,466	2,563,391	3,202,857	149,507	2020	40 Years
Asheville, NC	—	5,132,913	—	17,171	5,150,084	—	5,150,084	—	2020
Atlantic Beach, NC	—	261,338	1,156,375	—	261,338	1,156,375	1,417,713	67,362	2020	40 Years
Beaufort, NC	—	375,437	1,417,587	—	375,437	1,417,587	1,793,024	82,600	2020	40 Years
Boone, NC	—	4,795,569	9,543,185	31,453	4,795,569	9,574,638	14,370,207	696,140	2020	40 Years
Buxton, NC	—	209,947	1,186,030	—	209,947	1,186,030	1,395,977	69,092	2020	40 Years
Cary, NC	—	253,081	1,018,159	—	253,081	1,018,159	1,271,240	60,005	2020	40 Years
Chapel Hill, NC	—	22,437,345	—	(788,369)	21,648,976	—	21,648,976	—	2020
Charlotte, NC	—	978,304	1,328,283	—	978,304	1,328,283	2,306,587	91,206	2020	40 Years
Concord, NC	—	952,393	1,398,319	—	952,393	1,398,319	2,350,712	99,048	2020	40 Years
Dallas, NC	—	309,847	1,008,936	—	309,847	1,008,936	1,318,783	62,973	2020	40 Years
Durham, NC	—	229,232	1,169,836	—	229,232	1,169,836	1,399,068	68,148	2020	40 Years
Elkin, NC	—	292,234	1,884,674	10,255	292,234	1,894,929	2,187,163	94,682	2020	40 Years
Elm City, NC	—	447,081	1,401,379	—	447,081	1,401,379	1,848,460	81,654	2020	40 Years
Emerald Isle, NC	—	316,187	1,125,842	—	316,187	1,125,842	1,442,029	65,581	2020	40 Years
Fuquay-Varina, NC	—	4,398,922	10,142,102	30,452	4,398,922	10,172,554	14,571,476	739,909	2020	40 Years
Garner, NC	—	216,566	1,170,660	—	216,566	1,170,660	1,387,226	68,196	2020	40 Years
Goldsboro, NC	—	246,160	1,227,984	—	246,160	1,227,984	1,474,144	71,540	2020	40 Years
Goldsboro, NC	—	243,355	1,135,304	—	243,355	1,135,304	1,378,659	66,133	2020	40 Years
Greensboro, NC	—	272,962	1,126,017	—	272,962	1,126,017	1,398,979	65,592	2020	40 Years
Greenville, NC	—	161,533	1,095,964	—	161,533	1,095,964	1,257,497	63,839	2020	40 Years
Harkers Island, NC	—	964,627	2,109,360	—	964,627	2,109,360	3,073,987	123,046	2020	40 Years
Jacksonville, NC	—	405,135	1,122,908	21,707	405,135	1,144,615	1,549,750	65,526	2020	40 Years
Jacksonville, NC	—	3,213,710	10,021,579	—	3,213,710	10,021,579	13,235,289	563,567	2020	40 Years
Jacksonville, NC	—	295,296	1,426,015	22,196	295,296	1,448,211	1,743,507	71,956	2020	40 Years
Kinston, NC	—	358,915	1,016,305	—	358,915	1,016,305	1,375,220	59,284	2020	40 Years
Knotts Island, NC	—	129,285	1,232,265	—	129,285	1,232,265	1,361,550	71,882	2020	40 Years
Morehead City, NC	—	201,436	934,453	—	201,436	934,453	1,135,889	54,510	2020	40 Years
Randleman, NC	—	1,368,987	8,954,905	30,452	1,368,987	8,985,357	10,354,344	653,342	2020	40 Years
Randleman, NC	—	1,834,106	—	19,174	1,853,280	—	1,853,280	—	2020
Rocky Mount, NC	—	305,766	1,114,117	—	305,766	1,114,117	1,419,883	64,990	2020	40 Years
Rocky Mount, NC	—	206,675	960,873	—	206,675	960,873	1,167,548	56,051	2020	40 Years
Salisbury, NC	—	990,303	1,019,025	7,993	990,303	1,027,018	2,017,321	51,301	2020	40 Years
Salter Path, NC	—	245,172	1,012,413	—	245,172	1,012,413	1,257,585	59,057	2020	40 Years
Smithfield, NC	—	270,560	1,201,146	—	270,560	1,201,146	1,471,706	70,067	2020	40 Years
Sylva, NC	—	1,776,968	12,026,284	6,069	1,776,968	12,032,353	13,809,321	827,000	2020	40 Years
Waves, NC	—	320,928	1,092,703	—	320,928	1,092,703	1,413,631	63,741	2020	40 Years
Waxhaw, NC	—	679,943	2,377,641	430	679,943	2,378,071	3,058,014	128,723	2020	40 Years
Winston Salem, NC	—	232,299	1,069,191	663	232,962	1,069,191	1,302,153	62,369	2020	40 Years
Winston-Salem, NC	—	282,142	1,316,279	12,095	282,142	1,328,374	1,610,516	66,343	2020	40 Years
Winterville, NC	—	312,123	1,271,222	—	312,123	1,271,222	1,583,345	74,155	2020	40 Years
Stanley, ND	—	346,030	3,299,205	11,400	346,030	3,310,605	3,656,635	227,051	2020	40 Years
Lebanon, NH	—	694,609	3,892,685	61,494	694,609	3,954,179	4,648,788	261,449	2020	40 Years
Budd Lake, NJ	—	2,771,964	—	20,750	2,792,714	—	2,792,714	—	2020
Fairfield, NJ	—	2,358,323	—	24,454	2,382,777	—	2,382,777	—	2020
Paterson, NJ	—	—	—	—	—	—	—	—	2020
Clovis, NM	—	74,256	943,641	11,851	74,256	955,492	1,029,748	49,646	2020	40 Years
Albany, NY	—	539,308	1,123,766	—	539,308	1,123,766	1,663,074	65,444	2020	40 Years
Bemus Point, NY	—	49,293	980,218	(53,367)	49,293	926,851	976,144	59,551	2020	40 Years
Candor, NY	—	271,132	1,012,522	(53,367)	271,132	959,155	1,230,287	61,603	2020	40 Years
Conklin, NY	—	247,429	939,529	(53,367)	247,429	886,162	1,133,591	57,041	2020	40 Years
Greene, NY	—	449,997	1,173,666	—	449,997	1,173,666	1,623,663	73,342	2020	40 Years
Hamburg, NY	—	526,596	561,841	4,891	526,596	566,732	1,093,328	28,306	2020	40 Years
Masonville, NY	—	222,228	1,059,364	—	222,228	1,059,364	1,281,592	66,199	2020	40 Years
Medford, NY	—	1,211,908	3,751,279	74	1,211,908	3,751,353	4,963,261	210,865	2020	40 Years
Mount Upton, NY	—	152,379	918,162	—	152,379	918,162	1,070,541	57,385	2020	40 Years
Olean, NY	—	1,224,360	12,197,768	181,275	1,224,360	12,379,043	13,603,403	850,392	2020	40 Years
Pompey, NY	—	774,544	1,437,312	—	774,544	1,437,312	2,211,856	89,832	2020	40 Years
Ripley, NY	—	110,279	756,748	—	110,279	756,748	867,027	47,297	2020	40 Years
Rochester, NY	—	2,391,104	13,146,442	560	2,391,104	13,147,002	15,538,106	739,296	2020	40 Years
Syracuse, NY	—	1,432,858	6,115,247	—	1,432,858	6,115,247	7,548,105	420,209	2020	40 Years
Wainscott, NY	—	4,544,060	4,084,794	—	4,544,060	4,084,794	8,628,854	280,696	2020	40 Years
Watertown, NY	—	523,013	1,323,771	17,365	523,013	1,341,136	1,864,149	74,746	2020	40 Years
Boardman, OH	—	483,754	1,817,047	—	483,754	1,817,047	2,300,801	109,720	2020	40 Years
Carrollton, OH	—	251,046	1,593,367	—	251,046	1,593,367	1,844,413	109,299	2020	40 Years
Chillicothe, OH	—	760,959	10,507,546	—	760,959	10,507,546	11,268,505	722,222	2020	40 Years
Cincinnati, OH	—	381,550	1,651,643	—	381,550	1,651,643	2,033,193	99,727	2020	40 Years
Columbus, OH	—	1,689,259	6,937,214	—	1,689,259	6,937,214	8,626,473	463,243	2020	40 Years
Defiance, OH	—	127,517	1,407,734	(75,085)	127,517	1,332,649	1,460,166	67,077	2020	40 Years
Dunkirk, OH	—	230,958	1,069,772	4,508	230,958	1,074,280	1,305,238	69,213	2020	40 Years
Hudson, OH	—	548,279	763,934	4,891	548,279	768,825	1,317,104	38,411	2020	40 Years
Mason, OH	—	4,470,714	11,479,943	7,630	4,470,714	11,487,573	15,958,287	669,829	2020	40 Years
Massillon, OH	—	118,153	1,177,205	7,992	118,153	1,185,197	1,303,350	59,210	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Mayfield Heights, OH	—	696,965	987,268	4,891	696,965	992,159	1,689,124	49,577	2020	40 Years
Oregon, OH	—	4,915,676	11,980,299	—	4,915,676	11,980,299	16,895,975	648,791	2020	40 Years
Parma, OH	—	1,292,437	9,410	(1)	1,301,846	—	1,301,846	—	2020
Toledo, OH	—	8,645,091	30,638	—	8,675,729	—	8,675,729	—	2020
Toledo, OH	—	4,950,900	8,979,618	—	4,950,900	8,979,618	13,930,518	486,333	2020	40 Years
Westerville, OH	—	946,988	1,786,197	4,891	946,988	1,791,088	2,738,076	89,524	2020	40 Years
Westerville, OH	—	690,653	1,402,190	832,471	690,653	2,234,661	2,925,314	105,068	2020	40 Years
Checotah, OK	—	151,906	862,730	11,275	151,906	874,005	1,025,911	59,849	2020	40 Years
Elk City, OK	—	507,204	3,969,937	—	507,204	3,969,937	4,477,141	247,989	2020	40 Years
Moore, OK	—	1,649,938	1,480,239	7,993	1,649,938	1,488,232	3,138,170	74,362	2020	40 Years
Oklahoma City, OK	—	356,795	1,349,469	—	356,795	1,349,469	1,706,264	81,471	2020	40 Years
Eugene, OR	—	4,253,602	7,543,456	—	4,253,602	7,543,456	11,797,058	424,225	2020	40 Years
Seaside, OR	—	376,612	5,093,532	2,615	376,612	5,096,147	5,472,759	318,302	2020	40 Years
Bristol, PA	—	1,201,361	9,382	—	1,210,743	—	1,210,743	—	2020
Lawrence Township, PA	—	225,955	1,552,979	16,800	225,955	1,569,779	1,795,734	101,417	2020	40 Years
Nescopeck, PA	—	428,452	1,362,404	—	428,452	1,362,404	1,790,856	82,312	2020	40 Years
New Milford, PA	—	206,824	1,139,407	4,509	206,824	1,143,916	1,350,740	73,710	2020	40 Years
Orangeville, PA	—	201,441	1,065,583	—	201,441	1,065,583	1,267,024	59,939	2020	40 Years
Port Trevorton, PA	—	143,540	955,027	4,508	143,540	959,535	1,103,075	61,802	2020	40 Years
Tobyhanna, PA	—	181,003	1,066,380	4,509	181,003	1,070,889	1,251,892	68,994	2020	40 Years
Wellsboro, PA	—	165,062	1,091,790	—	165,062	1,091,790	1,256,852	54,589	2020	40 Years
Whitehall, PA	—	1,139,318	2,964,839	526,241	1,139,318	3,491,080	4,630,398	265,327	2020	40 Years
Chapin, SC	—	237,432	1,540,336	—	237,432	1,540,336	1,777,768	92,932	2020	40 Years
Clemson, SC	—	501,288	1,898,545	6,845	501,288	1,905,390	2,406,678	126,763	2020	40 Years
Columbia, SC	—	1,233,052	5,532,637	—	1,233,052	5,532,637	6,765,689	380,129	2020	40 Years
Columbia, SC	—	354,953	1,670,857	—	354,953	1,670,857	2,025,810	93,913	2020	40 Years
Greer, SC	—	426,062	1,800,058	29,426	426,062	1,829,484	2,255,546	131,708	2020	40 Years
Irmo, SC	—	274,327	729,177	—	274,327	729,177	1,003,504	41,016	2020	40 Years
Myrtle Beach, SC	—	858,941	1,377,893	—	858,941	1,377,893	2,236,834	100,471	2020	40 Years
Myrtle Beach, SC	—	389,784	915,150	7,993	389,784	923,143	1,312,927	46,107	2020	40 Years
Pageland, SC	—	305,018	2,185,114	24,897	305,018	2,210,011	2,515,029	114,748	2020	40 Years
Vermillion, SD	—	182,981	1,352,667	186,311	182,981	1,538,978	1,721,959	99,998	2020	40 Years
Yankton, SD	—	197,328	985,756	7,993	197,328	993,749	1,191,077	49,637	2020	40 Years
Cleveland, TN	—	1,060,966	1,508,917	—	1,060,966	1,508,917	2,569,883	110,025	2020	40 Years
Henderson, TN	—	109,252	705,187	—	109,252	705,187	814,439	39,613	2020	40 Years
Kimball, TN	—	1,509,366	11,782,512	—	1,509,366	11,782,512	13,291,878	736,194	2020	40 Years
Knoxville, TN	—	4,110,394	12,554,772	865	4,110,394	12,555,637	16,666,031	784,548	2020	40 Years
Knoxville, TN	—	210,544	1,396,261	—	210,544	1,396,261	1,606,805	78,421	2020	40 Years
Lakeland, TN	—	237,682	795,446	—	237,682	795,446	1,033,128	44,690	2020	40 Years
Nashville, TN	—	556,406	980,902	—	556,406	980,902	1,537,308	69,389	2020	40 Years
Nashville, TN	—	355,577	1,331,745	—	355,577	1,331,745	1,687,322	80,400	2020	40 Years
Seymour, TN	—	187,929	1,302,250	—	187,929	1,302,250	1,490,179	78,598	2020	40 Years
Tullahoma, TN	—	1,206,870	9,840,853	12,758	1,206,870	9,853,611	11,060,481	513,087	2020	40 Years
Belton, TX	—	587,479	2,228,889	—	587,479	2,228,889	2,816,368	120,658	2020	40 Years
Comanche, TX	—	93,935	1,213,190	—	93,935	1,213,190	1,307,125	90,989	2020	40 Years
Conroe, TX	—	1,227,703	—	4,880	1,232,583	—	1,232,583	—	2020
Converse, TX	—	1,425,000	471,349	—	1,425,000	471,349	1,896,349	28,307	2020	40 Years
Converse, TX	—	200,802	1,642,854	8,674	200,802	1,651,528	1,852,330	85,796	2020	40 Years
Cuero, TX	—	361,553	2,937,261	—	361,553	2,937,261	3,298,814	165,165	2020	40 Years
Dayton, TX	—	167,367	1,222,272	11,342	167,367	1,233,614	1,400,981	61,517	2020	40 Years
Devine, TX	—	307,379	1,194,057	—	307,379	1,194,057	1,501,436	67,166	2020	40 Years
El Paso, TX	—	5,085,368	9,188,052	33,706	5,085,368	9,221,758	14,307,126	613,241	2020	40 Years
Euless, TX	—	802,881	1,599,698	—	802,881	1,599,698	2,402,579	99,981	2020	40 Years
Gonzales, TX	—	382,828	2,667,952	—	382,828	2,667,952	3,050,780	150,012	2020	40 Years
Harker Heights, TX	—	659,665	863,417	—	659,665	863,417	1,523,082	48,567	2020	40 Years
Harker Heights, TX	—	1,564,673	806,551	12,204	1,564,673	818,755	2,383,428	41,028	2020	40 Years
Harlingen, TX	—	231,002	2,423,937	197,852	231,002	2,621,789	2,852,791	144,596	2020	40 Years
Houston, TX	—	5,229,809	6,223,821	22,179	5,229,809	6,246,000	11,475,809	372,151	2020	40 Years
Houston, TX	—	812,409	2,365,951	—	812,409	2,365,951	3,178,360	133,021	2020	40 Years
Houston, TX	—	835,464	5,596	17,094	858,154	—	858,154	—	2020
Humble, TX	—	595,712	2,044,118	(83,862)	511,850	2,044,118	2,555,968	131,916	2020	40 Years
La Feria, TX	—	44,473	1,170,246	6,975	44,473	1,177,221	1,221,694	63,693	2020	40 Years
Lake Jackson, TX	—	898,275	1,791,093	7,992	898,275	1,799,085	2,697,360	89,904	2020	40 Years
Lewisville, TX	—	1,033,074	1,746,113	—	1,033,074	1,746,113	2,779,187	109,132	2020	40 Years
Lubbock, TX	—	332,773	933,072	4,891	332,773	937,963	1,270,736	46,868	2020	40 Years
Lubbock, TX	—	1,884,836	5,897,417	38,387	1,884,836	5,935,804	7,820,640	296,503	2020	40 Years
Mansfield, TX	—	1,116,200	1,554,255	7,992	1,116,200	1,562,247	2,678,447	78,062	2020	40 Years
Mckinney, TX	—	2,304,155	1,862,729	7,993	2,304,155	1,870,722	4,174,877	93,486	2020	40 Years
Rhome, TX	—	477,504	2,267,040	21,819	477,504	2,288,859	2,766,363	114,282	2020	40 Years
Saginaw, TX	—	318,799	734,538	1,020	318,799	735,558	1,054,357	41,265	2020	40 Years
San Antonio, TX	—	947,884	884,952	7,993	947,884	892,945	1,840,829	44,597	2020	40 Years
Terrell, TX	—	1,065,186	3,244,273	—	1,065,186	3,244,273	4,309,459	243,320	2020	40 Years
Tomball, TX	—	789,415	1,258,695	7,992	789,415	1,266,687	2,056,102	63,284	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Weslaco, TX	—	921,078	2,179,132	(36,040)	921,078	2,143,092	3,064,170	109,174	2020	40 Years
Wylie, TX	—	1,386,391	1,793,944	7,993	1,386,391	1,801,937	3,188,328	90,047	2020	40 Years
Chester, VA	—	389,357	—	37,083	426,440	—	426,440	—	2020
Galax, VA	—	160,074	1,185,312	32,976	160,074	1,218,288	1,378,362	62,509	2020	40 Years
Henrico, VA	—	439,174	1,681,279	36,356	439,174	1,717,635	2,156,809	87,048	2020	40 Years
Lynchburg, VA	—	241,396	890,833	12,096	241,396	902,929	1,144,325	45,071	2020	40 Years
Burlington, WI	—	1,121,515	3,220,272	7,993	1,121,515	3,228,265	4,349,780	161,363	2020	40 Years
Germantown, WI	—	617,945	1,199,846	7,993	617,945	1,207,839	1,825,784	60,342	2020	40 Years
Minocqua, WI	—	226,898	2,866,258	680	226,898	2,866,938	3,093,836	155,155	2020	40 Years
Mt. Pleasant, WI	—	1,705,035	14,386,315	—	1,705,035	14,386,315	16,091,350	809,084	2020	40 Years
Portage, WI	—	800,764	3,052,566	17,060	800,764	3,069,626	3,870,390	178,342	2020	40 Years
Vienna, WV	—	141,299	1,283,342	—	141,299	1,283,342	1,424,641	96,251	2020	40 Years
Cheyenne, WY	—	884,988	2,104,537	210,758	884,988	2,315,295	3,200,283	111,070	2020	40 Years
Gadsden, AL	—	1,516,549	—	18,095	1,534,644	—	1,534,644	—	2021
Jasper, AL	—	733,824	5,508,628	—	733,824	5,508,628	6,242,452	172,075	2021	40 Years
Pelham, AL	—	919,330	2,327,831	—	919,330	2,327,831	3,247,161	111,542	2021	40 Years
Theodore, AL	—	121,550	1,211,283	14,505	121,550	1,225,788	1,347,338	30,554	2021	40 Years
Bentonville, AR	—	2,278,930	1,199,562	—	2,278,930	1,199,562	3,478,492	52,466	2021	40 Years
Jonesboro, AR	—	345,738	1,279,134	9,749	345,738	1,288,883	1,634,621	32,161	2021	40 Years
Little Rock, AR	—	2,050,887	1,527,796	—	2,050,887	1,527,796	3,578,683	57,153	2021	40 Years
Springdale, AR	—	1,331,671	1,696,714	—	1,331,671	1,696,714	3,028,385	56,541	2021	40 Years
Avondale, AZ	—	399,574	2,237,087	12,740	399,574	2,249,827	2,649,401	56,166	2021	40 Years
Winslow, AZ	—	375,135	999,436	—	375,135	999,436	1,374,571	37,381	2021	40 Years
Colton, CA	—	2,917,244	6,274,140	215	2,917,244	6,274,355	9,191,599	300,604	2021	40 Years
Colton, CA	—	904,398	—	215	904,613	—	904,613	—	2021
Elk Grove, CA	—	1,692,244	3,387,901	—	1,692,244	3,387,901	5,080,145	162,337	2021	40 Years
Pleasant Hill, CA	—	17,618,136	—	—	17,618,136	—	17,618,136	—	2021
Sacramento, CA	—	2,962,751	14,367,331	4,194	2,962,751	14,371,525	17,334,276	389,083	2021	40 Years
Van Nuys, CA	—	10,821,454	6,196,785	118,897	10,821,454	6,315,682	17,137,136	159,795	2021	40 Years
Silverthorne, CO	—	4,368,862	6,781,801	43,386	4,368,862	6,825,187	11,194,049	170,440	2021	40 Years
Colchester, CT	—	503,706	5,280,982	—	503,706	5,280,982	5,784,688	220,041	2021	40 Years
Orange, CT	—	2,155,182	2,723,325	3,000	2,155,182	2,726,325	4,881,507	97,759	2021	40 Years
Stratford, CT	—	993,610	6,285,488	—	993,610	6,285,488	7,279,098	196,371	2021	40 Years
Wallingford, CT	—	4,598,776	19,587,021	2,205	4,598,776	19,589,226	24,188,002	693,604	2021	40 Years
Wallingford, CT	—	13,491,385	4,628,672	1,939	13,491,385	4,630,611	18,121,996	127,156	2021	40 Years
Bridgeville, DE	—	2,496,605	—	—	2,496,605	—	2,496,605	—	2021
Daytona Beach, FL	—	3,248,529	—	—	3,248,529	—	3,248,529	—	2021
Daytona Beach, FL	—	2,949,873	7,123,762	1,835	2,949,873	7,125,597	10,075,470	207,662	2021	40 Years
Fort Walton Beach, FL	—	691,891	1,034,268	3,926	691,891	1,038,194	1,730,085	48,744	2021	40 Years
Hialeah, FL	—	4,971,380	—	5,191	4,976,571	—	4,976,571	—	2021
Hollywood, FL	—	804,622	3,907,841	285	804,622	3,908,126	4,712,748	150,534	2021	40 Years
Homestead, FL	—	545,581	1,461,745	—	545,581	1,461,745	2,007,326	72,873	2021	40 Years
Jacksonville, FL	—	1,072,558	756,285	—	1,072,558	756,285	1,828,843	32,965	2021	40 Years
Merritt Island, FL	—	422,211	2,372,216	—	422,211	2,372,216	2,794,427	74,072	2021	40 Years
Naples, FL	—	1,453,431	—	—	1,453,431	—	1,453,431	—	2021
Naples, FL	—	1,190,857	—	—	1,190,857	—	1,190,857	—	2021
Naples, FL	—	8,035,701	10,505,521	25,022	8,035,701	10,530,543	18,566,244	328,289	2021	40 Years
Orlando, FL	—	1,039,722	—	—	1,039,722	—	1,039,722	—	2021
Pembroke Pines, FL	—	2,285,774	—	—	2,285,774	—	2,285,774	—	2021
Sarasota, FL	—	1,178,923	922,936	—	1,178,923	922,936	2,101,859	30,749	2021	40 Years
Tampa, FL	—	439,430	—	—	439,430	—	439,430	—	2021
Vero Beach, FL	—	1,046,780	—	—	1,046,780	—	1,046,780	—	2021
Yulee, FL	—	2,262,371	7,246,236	—	2,262,371	7,246,236	9,508,607	271,161	2021	40 Years
Athens, GA	—	68,943	6,048,020	28,018	68,943	6,076,038	6,144,981	239,912	2021	40 Years
Buford, GA	—	933,105	1,460,129	136	933,105	1,460,265	2,393,370	54,136	2021	40 Years
Conyers, GA	—	347,441	2,622,249	12,604	347,441	2,634,853	2,982,294	65,793	2021	40 Years
Dublin, GA	—	217,337	605,199	—	217,337	605,199	822,536	18,912	2021	40 Years
Gray, GA	—	148,268	1,074,924	—	148,268	1,074,924	1,223,192	44,761	2021	40 Years
Jefferson, GA	—	527,074	931,010	1,835	527,074	932,845	1,459,919	27,093	2021	40 Years
Jonesboro, GA	—	344,270	1,576,064	11,550	344,270	1,587,614	1,931,884	42,850	2021	40 Years
Kingsland, GA	—	185,047	2,599,400	—	185,047	2,599,400	2,784,447	86,573	2021	40 Years
Marietta, GA	—	1,177,865	1,833,593	—	1,177,865	1,833,593	3,011,458	87,860	2021	40 Years
Rome, GA	—	1,380,532	—	—	1,380,532	—	1,380,532	—	2021
Stockbridge, GA	—	278,080	1,479,158	2,500	278,080	1,481,658	1,759,738	37,026	2021	40 Years
Thomson, GA	—	257,455	1,291,280	14,424	257,455	1,305,704	1,563,159	32,552	2021	40 Years
Centerville, IA	—	182,203	2,115,086	—	182,203	2,115,086	2,297,289	83,549	2021	40 Years
Des Moines, IA	—	902,749	—	—	902,749	—	902,749	—	2021
Mason City, IA	—	869,564	3,270,795	62,238	869,564	3,333,033	4,202,597	133,873	2021	40 Years
Nampa, ID	—	229,425	1,558,507	—	229,425	1,558,507	1,787,932	55,177	2021	40 Years
Bloomingdale, IL	—	5,377,240	9,661,090	—	5,377,240	9,661,090	15,038,330	422,429	2021	40 Years
Bloomington, IL	—	239,089	1,826,238	—	239,089	1,826,238	2,065,327	64,659	2021	40 Years
Bourbonnais, IL	—	1,593,823	1,525,782	1,835	1,593,823	1,527,617	3,121,440	41,322	2021	40 Years
Carbondale, IL	—	496,342	1,025,021	8,125	496,342	1,033,146	1,529,488	34,309	2021	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Champaign, IL	—	3,112,523	4,504,390	—	3,112,523	4,504,390	7,616,913	140,510	2021	40 Years
Charleston, IL	—	2,650,341	—	25,533	2,675,874	—	2,675,874	—	2021
Chicago, IL	—	698,854	1,412,178	—	698,854	1,412,178	2,111,032	67,528	2021	40 Years
Coal City, IL	—	453,744	1,080,622	—	453,744	1,080,622	1,534,366	47,104	2021	40 Years
East Dundee, IL	—	1,567,806	—	—	1,567,806	—	1,567,806	—	2021
East Peoria, IL	—	2,404,155	—	25,533	2,429,688	—	2,429,688	—	2021
Hampshire, IL	—	3,866,229	—	1,835	3,868,064	—	3,868,064	—	2021
Huntley, IL	—	2,089,500	—	1,835	2,091,335	—	2,091,335	—	2021
Joliet, IL	—	536,897	3,011,274	—	536,897	3,011,274	3,548,171	137,647	2021	40 Years
Lakemoor, IL	—	987,967	—	—	987,967	—	987,967	—	2021
Lombard, IL	—	5,480,904	—	1,835	5,482,739	—	5,482,739	—	2021
Mount Prospect, IL	—	885,540	—	934	886,474	—	886,474	—	2021
Naperville, IL	—	3,973,788	12,799,047	—	3,973,788	12,799,047	16,772,835	399,593	2021	40 Years
Rockford, IL	—	563,262	1,471,698	—	563,262	1,471,698	2,034,960	64,154	2021	40 Years
Romeoville, IL	—	4,835,683	—	48,712	4,884,395	—	4,884,395	—	2021
Schiller Park, IL	—	2,585,445	—	21,801	2,607,246	—	2,607,246	—	2021
Sheffield, IL	—	217,455	998,824	2,249	217,455	1,001,073	1,218,528	27,066	2021	40 Years
South Chicago Heights, IL	—	205,849	1,452,724	—	205,849	1,452,724	1,658,573	51,431	2021	40 Years
South Elgin, IL	—	648,899	3,916,025	2,359	648,899	3,918,384	4,567,283	106,022	2021	40 Years
South Elgin, IL	—	985,408	2,746,744	500,000	985,408	3,246,744	4,232,152	87,623	2021	40 Years
Streator, IL	—	203,924	1,040,180	2,249	203,924	1,042,429	1,246,353	28,186	2021	40 Years
Westchester, IL	—	296,452	1,252,538	—	296,452	1,252,538	1,548,990	41,751	2021	40 Years
Westmont, IL	—	2,284,013	8,912,960	—	2,284,013	8,912,960	11,196,973	408,150	2021	40 Years
Bedford, IN	—	239,065	956,272	2,249	239,065	958,521	1,197,586	25,914	2021	40 Years
Brownsburg, IN	—	329,868	3,033,286	—	329,868	3,033,286	3,363,154	145,345	2021	40 Years
Fort Wayne, IN	—	329,123	1,521,763	10,771	329,123	1,532,534	1,861,657	41,390	2021	40 Years
Granger, IN	—	406,211	1,459,388	—	406,211	1,459,388	1,865,599	60,808	2021	40 Years
Indianapolis, IN	—	362,907	2,710,927	—	362,907	2,710,927	3,073,834	95,992	2021	40 Years
Atchison, KS	—	298,258	1,193,243	12,753	298,258	1,205,996	1,504,254	32,522	2021	40 Years
Kiowa, KS	—	20,642	1,469,150	31,316	20,642	1,500,466	1,521,108	43,382	2021	40 Years
Liberal, KS	—	418,695	6,919,579	—	418,695	6,919,579	7,338,274	245,048	2021	40 Years
Manhattan, KS	—	1,419,099	—	1,835	1,420,934	—	1,420,934	—	2021
Merriam, KS	—	1,688,893	6,844,926	—	1,688,893	6,844,926	8,533,819	299,318	2021	40 Years
Louisville, KY	—	1,716,439	10,797,925	25,114	1,716,439	10,823,039	12,539,478	270,419	2021	40 Years
Bossier City, LA	—	695,883	1,918,101	339	695,883	1,918,440	2,614,323	87,632	2021	40 Years
Chalmette, LA	—	1,041,287	1,521,346	—	1,041,287	1,521,346	2,562,633	47,426	2021	40 Years
Clinton, LA	—	164,982	1,057,099	—	164,982	1,057,099	1,222,081	50,653	2021	40 Years
Independence, LA	—	273,598	1,022,901	19,305	273,598	1,042,206	1,315,804	25,935	2021	40 Years
Lake Charles, LA	—	976,288	2,744,759	—	976,288	2,744,759	3,721,047	125,636	2021	40 Years
Pineville, LA	—	136,853	1,307,116	—	136,853	1,307,116	1,443,969	63,001	2021	40 Years
Walker, LA	—	90,393	1,383,507	—	90,393	1,383,507	1,473,900	51,801	2021	40 Years
Abington, MA	—	8,465,529	—	—	8,465,529	—	8,465,529	—	2021
Fall River, MA	—	721,506	5,380,883	—	721,506	5,380,883	6,102,389	223,957	2021	40 Years
Pittsfield, MA	—	1,514,648	16,947,554	—	1,514,648	16,947,554	18,462,202	564,902	2021	40 Years
Springfield, MA	—	4,451,982	—	—	4,451,982	—	4,451,982	—	2021
Baltimore, MD	—	1,393,361	2,819,672	12,398	1,393,361	2,832,070	4,225,431	76,589	2021	40 Years
Baltimore (Gwynn Oak), MD	—	1,225,061	—	—	1,225,061	—	1,225,061	—	2021
Bel Air, MD	—	499,309	—	—	499,309	—	499,309	—	2021
Dundalk, MD	—	746,235	1,564,948	—	746,235	1,564,948	2,311,183	78,033	2021	40 Years
Battle Creek, MI	—	101,794	1,083,512	—	101,794	1,083,512	1,185,306	40,403	2021	40 Years
Battle Creek, MI	—	271,928	1,143,856	1,835	271,928	1,145,691	1,417,619	30,993	2021	40 Years
Grand Rapids, MI	—	925,205	5,848,684	28,274	925,205	5,876,958	6,802,163	233,201	2021	40 Years
Lansing, MI	—	7,204,001	—	409	7,204,410	—	7,204,410	—	2021
Lansing, MI	—	4,285,184	—	822	4,286,006	—	4,286,006	—	2021
Okemos, MI	—	4,607,749	5,825,877	—	4,607,749	5,825,877	10,433,626	230,474	2021	40 Years
Saginaw, MI	—	285,004	896,731	8,898	285,004	905,629	1,190,633	22,585	2021	40 Years
Saginaw, MI	—	1,859,019	—	—	1,859,019	—	1,859,019	—	2021
Saginaw, MI	—	855,000	1,267,920	351,559	855,000	1,619,479	2,474,479	35,768	2021	40 Years
Sterling Heights, MI	—	484,463	2,991,098	99,795	484,463	3,090,893	3,575,356	127,570	2021	40 Years
Taylor, MI	—	403,176	1,862,968	—	403,176	1,862,968	2,266,144	69,765	2021	40 Years
Brooklyn Park, MN	—	2,386,951	2,002,599	—	2,386,951	2,002,599	4,389,550	91,786	2021	40 Years
Burnsville, MN	—	588,062	1,977,978	19,419	588,062	1,997,397	2,585,459	49,814	2021	40 Years
Fridley, MN	—	4,775,640	—	12,102	4,787,742	—	4,787,742	—	2021
Lakeville, MN	—	1,566,580	2,730,817	—	1,566,580	2,730,817	4,297,397	125,081	2021	40 Years
Oakdale, MN	—	4,800,338	12,814,387	—	4,800,338	12,814,387	17,614,725	560,378	2021	40 Years
Savage, MN	—	1,470,298	1,283,392	—	1,470,298	1,283,392	2,753,690	58,741	2021	40 Years
California, MO	—	62,996	1,479,867	—	62,996	1,479,867	1,542,863	61,593	2021	40 Years
Marshfield, MO	—	795,252	4,724,969	—	795,252	4,724,969	5,520,221	196,658	2021	40 Years
Pevely, MO	—	724,554	1,130,540	—	724,554	1,130,540	1,855,094	51,768	2021	40 Years
Sugar Creek, MO	—	488,219	1,038,408	—	488,219	1,038,408	1,526,627	43,198	2021	40 Years
Byhalia, MS	—	150,179	1,417,039	4,402	150,179	1,421,441	1,571,620	38,420	2021	40 Years
Byram, MS	—	5,279,846	10,832,879	—	5,279,846	10,832,879	16,112,725	428,668	2021	40 Years
Vicksburg, MS	—	705,202	825,075	—	705,202	825,075	1,530,277	25,688	2021	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Sidney, MT	—	190,517	3,935,720	—	190,517	3,935,720	4,126,237	122,922	2021	40 Years
Cary, NC	—	1,972,755	—	—	1,972,755	—	1,972,755	—	2021
Cary, NC	—	810,927	—	—	810,927	—	810,927	—	2021
Charlotte, NC	—	1,344,585	—	—	1,344,585	—	1,344,585	—	2021
Denver, NC	—	199,637	1,323,072	—	199,637	1,323,072	1,522,709	52,348	2021	40 Years
Denver, NC	—	188,155	702,254	—	188,155	702,254	890,409	27,774	2021	40 Years
Garner, NC	—	545,483	2,714,833	—	545,483	2,714,833	3,260,316	130,086	2021	40 Years
Gastonia, NC	—	261,641	1,033,980	73,894	261,641	1,107,874	1,369,515	54,162	2021	40 Years
Hickory, NC	—	417,127	1,548,699	1,835	417,127	1,550,534	1,967,661	45,154	2021	40 Years
High Point, NC	—	367,561	1,427,032	75,554	367,561	1,502,586	1,870,147	73,870	2021	40 Years
Holly Springs, NC	—	1,298,760	—	—	1,298,760	—	1,298,760	—	2021
Holly Springs, NC	—	996,275	—	—	996,275	—	996,275	—	2021
Holly Springs, NC	—	1,200,518	—	—	1,200,518	—	1,200,518	—	2021
Holly Springs, NC	—	1,024,340	—	—	1,024,340	—	1,024,340	—	2021
Holly Springs, NC	—	1,405,020	—	—	1,405,020	—	1,405,020	—	2021
Holly Springs, NC	—	1,611,871	—	—	1,611,871	—	1,611,871	—	2021
Mt. Airy, NC	—	188,167	1,318,013	112,926	188,167	1,430,939	1,619,106	41,231	2021	40 Years
Statesville, NC	—	1,073,746	6,186,151	6,965	1,073,746	6,193,116	7,266,862	309,438	2021	40 Years
Statesville, NC	—	742,521	1,547,361	—	742,521	1,547,361	2,289,882	48,355	2021	40 Years
Wilmington, NC	—	1,387,879	—	—	1,387,879	—	1,387,879	—	2021
Bottineau, ND	—	680,781	2,851,784	22,313	680,781	2,874,097	3,554,878	77,647	2021	40 Years
Blair, NE	—	65,927	1,171,950	—	65,927	1,171,950	1,237,877	38,963	2021	40 Years
Crete, NE	—	283,765	4,583,875	1,835	283,765	4,585,710	4,869,475	133,635	2021	40 Years
Valentine, NE	—	30,526	1,276,252	2,500	30,526	1,278,752	1,309,278	34,581	2021	40 Years
Wayne, NE	—	24,660	1,211,103	—	24,660	1,211,103	1,235,763	40,268	2021	40 Years
Hooksett, NH	—	2,474,821	—	—	2,474,821	—	2,474,821	—	2021
Hooksett, NH	—	3,660,471	—	—	3,660,471	—	3,660,471	—	2021
Bellmawr, NJ	—	3,517,630	—	—	3,517,630	—	3,517,630	—	2021
East Hanover, NJ	—	2,424,060	—	153	2,424,213	—	2,424,213	—	2021
East Hanover, NJ	—	6,185,969	6,748,014	153	6,185,969	6,748,167	12,934,136	312,374	2021	40 Years
Eatontown, NJ	—	4,073,886	—	—	4,073,886	—	4,073,886	—	2021
Elizabeth, NJ	—	1,389,441	—	—	1,389,441	—	1,389,441	—	2021
Hammonton, NJ	—	4,231,954	—	—	4,231,954	—	4,231,954	—	2021
Lawrenceville, NJ	—	19,909	—	—	19,909	—	19,909	—	2021
Lawrenceville, NJ	—	12,118	—	—	12,118	—	12,118	—	2021
Lawrenceville, NJ	—	—	1,111,855	—	—	1,111,855	1,111,855	50,766	2021	40 Years
Lawrenceville, NJ	—	19,909	—	—	19,909	—	19,909	—	2021
Lawrenceville, NJ	—	19,909	—	—	19,909	—	19,909	—	2021
North Plainfield, NJ	—	1,189,310	1,655,062	—	1,189,310	1,655,062	2,844,372	72,321	2021	40 Years
Parsippany, NJ	—	4,683,017	—	—	4,683,017	—	4,683,017	—	2021
Parsippany, NJ	—	896,104	1,977,903	—	896,104	1,977,903	2,874,007	74,171	2021	40 Years
Parsippany, NJ	—	20,901,499	—	(76,427)	20,813,396	11,676	20,825,072	389	2021	40 Years
Pennsauken, NJ	—	3,731,685	—	—	3,731,685	—	3,731,685	—	2021
Randolph, NJ	—	3,550,608	—	—	3,550,608	—	3,550,608	—	2021
Upper Deerfield, NJ	—	194,607	1,729,659	12,085	194,607	1,741,744	1,936,351	57,864	2021	40 Years
Whippany, NJ	—	3,557,958	—	—	3,557,958	—	3,557,958	—	2021
Woodbine, NJ	—	354,591	1,545,735	—	354,591	1,545,735	1,900,326	77,072	2021	40 Years
Woodbridge, NJ	—	737,212	2,644,765	—	737,212	2,644,765	3,381,977	116,157	2021	40 Years
Albuquerque, NM	—	2,812,052	—	—	2,812,052	—	2,812,052	—	2021
Albuquerque, NM	—	433,221	1,163,623	—	433,221	1,163,623	1,596,844	43,500	2021	40 Years
Albuquerque, NM	—	698,506	3,183,377	22,723	698,506	3,206,100	3,904,606	86,641	2021	40 Years
Espanola, NM	—	5,630,895	—	1,835	5,632,730	—	5,632,730	—	2021
Kingston, NY	—	515,184	3,795,511	73,085	515,184	3,868,596	4,383,780	121,909	2021	40 Years
New Rochelle, NY	—	14,519,339	21,244,741	—	14,519,339	21,244,741	35,764,080	842,929	2021	40 Years
Niagara Falls, NY	—	353,653	6,062,345	—	353,653	6,062,345	6,415,998	265,041	2021	40 Years
North Babylon, NY	—	2,090,724	—	14,920	2,105,644	—	2,105,644	—	2021
Plattsburgh, NY	—	161,089	2,240,530	9,797	161,089	2,250,327	2,411,416	70,200	2021	40 Years
Rochester, NY	—	1,097,316	7,362,973	—	1,097,316	7,362,973	8,460,289	321,773	2021	40 Years
Scarsdale, NY	—	886,492	1,108,577	—	886,492	1,108,577	1,995,069	34,562	2021	40 Years
Wappingers Falls, NY	—	595,962	3,792,944	—	595,962	3,792,944	4,388,906	158,039	2021	40 Years
Bedford, OH	—	222,469	1,643,801	—	222,469	1,643,801	1,866,270	54,614	2021	40 Years
Canton, OH	—	289,416	1,625,007	4,402	289,416	1,629,409	1,918,825	44,053	2021	40 Years
Chesapeake, OH	—	314,084	2,102,730	96,500	314,084	2,199,230	2,513,314	103,870	2021	40 Years
Columbus, OH	—	1,009,008	—	—	1,009,008	—	1,009,008	—	2021
Dayton, OH	—	168,736	1,738,910	—	168,736	1,738,910	1,907,646	54,225	2021	40 Years
Fairview Park, OH	—	1,445,514	5,043,700	144,115	1,445,514	5,187,815	6,633,329	137,292	2021	40 Years
Gallipolis, OH	—	818,390	2,159,967	—	818,390	2,159,967	2,978,357	103,396	2021	40 Years
Geneva, OH	—	193,381	1,317,460	—	193,381	1,317,460	1,510,841	43,789	2021	40 Years
Groveport, OH	—	386,687	1,166,510	668	386,687	1,167,178	1,553,865	48,473	2021	40 Years
Hilliard, OH	—	1,030,560	—	—	1,030,560	—	1,030,560	—	2021
Hilliard, OH	—	1,152,478	—	—	1,152,478	—	1,152,478	—	2021
Hilliard, OH	—	1,041,080	—	—	1,041,080	—	1,041,080	—	2021
Hilliard, OH	—	707,910	—	(68)	707,842	—	707,842	—	2021

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Hilliard, OH	—	1,428,428	—	—	1,428,428	—	1,428,428	—	2021
Mentor, OH	—	484,808	2,222,441	10,947	484,808	2,233,388	2,718,196	55,766	2021	40 Years
Milford Center, OH	—	193,215	924,186	12,484	193,215	936,670	1,129,885	23,339	2021	40 Years
New Lexington, OH	—	670,811	2,171,553	—	670,811	2,171,553	2,842,364	103,951	2021	40 Years
Octa, OH	—	3,303,590	—	1,835	3,305,425	—	3,305,425	—	2021
Pataskala, OH	—	626,985	1,071,479	—	626,985	1,071,479	1,698,464	35,624	2021	40 Years
Reynoldsburg, OH	—	1,986,486	—	(38,413)	1,948,074	—	1,948,074	—	2021
Rocky River, OH	—	4,045,087	—	—	4,045,087	—	4,045,087	—	2021
Rocky River, OH	—	2,151,951	—	20,215	2,172,166	—	2,172,166	—	2021
Rocky River, OH	—	1,372,577	—	20,215	1,392,792	—	1,392,792	—	2021
Sidney, OH	—	45,594	1,562,442	—	45,594	1,562,442	1,608,036	51,990	2021	40 Years
Streetsboro, OH	—	199,026	975,438	10,947	199,026	986,385	1,185,411	24,591	2021	40 Years
Toledo, OH	—	4,839,262	6,842,158	—	4,839,262	6,842,158	11,681,420	270,702	2021	40 Years
Urbana, OH	—	4,690,277	6,963,348	—	4,690,277	6,963,348	11,653,625	275,499	2021	40 Years
Winchester, OH	—	259,544	1,236,805	4,402	259,544	1,241,207	1,500,751	33,539	2021	40 Years
Atoka, OK	—	335,303	3,504,781	—	335,303	3,504,781	3,840,084	109,455	2021	40 Years
Stillwater, OK	—	501,114	3,252,177	—	501,114	3,252,177	3,753,291	101,546	2021	40 Years
Tillamook, OR	—	1,491,707	5,261,299	—	1,491,707	5,261,299	6,753,006	197,229	2021	40 Years
Cranberry, PA	—	1,677,064	—	—	1,677,064	—	1,677,064	—	2021
Dunmore, PA	—	2,386,896	—	—	2,386,896	—	2,386,896	—	2021
Erie, PA	—	1,545,236	20,023,873	8,439	1,545,236	20,032,312	21,577,548	583,925	2021	40 Years
Greenville, PA	—	1,117,096	10,381,185	25,171	1,117,096	10,406,356	11,523,452	260,002	2021	40 Years
Harrisburg, PA	—	1,276,788	—	48,225	1,325,013	—	1,325,013	—	2021
Philadelphia, PA	—	547,237	1,503,662	—	547,237	1,503,662	2,050,899	65,707	2021	40 Years
Quakertown, PA	—	1,763,324	—	30,834	1,794,158	—	1,794,158	—	2021
West Mifflin, PA	—	1,275,400	—	—	1,275,400	—	1,275,400	—	2021
Anderson, SC	—	1,327,346	5,564,166	331,190	1,327,346	5,895,356	7,222,702	184,047	2021	40 Years
Bluffton, SC	—	473,900	3,740,291	—	473,900	3,740,291	4,214,191	116,774	2021	40 Years
Columbia, SC	—	307,888	2,411,359	—	307,888	2,411,359	2,719,247	75,284	2021	40 Years
Fort Mill, SC	—	1,675,276	5,987,483	29,822	1,675,276	6,017,305	7,692,581	175,194	2021	40 Years
Lancaster, SC	—	187,595	991,659	52,830	187,595	1,044,489	1,232,084	32,684	2021	40 Years
Olanta, SC	—	81,182	820,443	—	81,182	820,443	901,625	25,572	2021	40 Years
Sumter, SC	—	305,903	571,538	59,759	305,903	631,297	937,200	20,607	2021	40 Years
Pierre, SD	—	181,579	2,071,921	—	181,579	2,071,921	2,253,500	77,616	2021	40 Years
Watertown, SD	—	561,618	1,596,716	8,458	561,618	1,605,174	2,166,792	40,076	2021	40 Years
Antioch, TN	—	935,614	—	—	935,614	—	935,614	—	2021
Clarksville, TN	—	238,147	1,331,623	—	238,147	1,331,623	1,569,770	63,807	2021	40 Years
Crossville, TN	—	691,538	2,633,769	145,758	691,538	2,779,527	3,471,065	66,598	2021	40 Years
Hendersonville, TN	—	1,724,979	—	—	1,724,979	—	1,724,979	—	2021
Hermitage, TN	—	722,734	—	—	722,734	—	722,734	—	2021
Jackson, TN	—	1,730,483	3,100,154	2,500	1,730,483	3,102,654	4,833,137	96,739	2021	40 Years
Knoxville, TN	—	1,762,166	3,753,566	—	1,762,166	3,753,566	5,515,732	140,736	2021	40 Years
Lakesite, TN	—	834,052	999,412	—	834,052	999,412	1,833,464	43,651	2021	40 Years
Madison, TN	—	797,234	—	—	797,234	—	797,234	—	2021
Murfreesboro, TN	—	1,191,176	—	—	1,191,176	—	1,191,176	—	2021
Nashville, TN	—	669,035	—	—	669,035	—	669,035	—	2021
Smyrna, TN	—	2,059,771	—	—	2,059,771	—	2,059,771	—	2021
Amarillo, TX	—	1,479,874	3,920,015	30,414	1,479,874	3,950,429	5,430,303	114,674	2021	40 Years
Baytown, TX	—	5,245,019	13,452,319	—	5,245,019	13,452,319	18,697,338	532,354	2021	40 Years
Burleson, TX	—	1,899,691	1,955,961	—	1,899,691	1,955,961	3,855,652	81,471	2021	40 Years
Cypress, TX	—	621,351	—	—	621,351	—	621,351	—	2021
El Paso, TX	—	1,290,305	4,701,339	—	1,290,305	4,701,339	5,991,644	215,292	2021	40 Years
El Paso, TX	—	4,640,263	—	—	4,640,263	—	4,640,263	—	2021
Kerrville, TX	—	629,024	2,862,560	—	629,024	2,862,560	3,491,584	107,346	2021	40 Years
Midland, TX	—	3,506,179	1,938,388	—	3,506,179	1,938,388	5,444,567	72,666	2021	40 Years
Monahans, TX	—	783,242	2,930,495	2,500	783,242	2,932,995	3,716,237	73,309	2021	40 Years
Odessa, TX	—	2,378,043	1,905,793	—	2,378,043	1,905,793	4,283,836	71,443	2021	40 Years
Odessa, TX	—	2,256,629	1,689,906	—	2,256,629	1,689,906	3,946,535	63,347	2021	40 Years
Odessa, TX	—	2,365,571	1,566,637	—	2,365,571	1,566,637	3,932,208	58,725	2021	40 Years
Richmond, TX	—	478,530	2,624,852	—	478,530	2,624,852	3,103,382	92,944	2021	40 Years
Shenandoah, TX	—	2,293,709	—	—	2,293,709	—	2,293,709	—	2021
Spring, TX	—	1,886,748	1,930,279	—	1,886,748	1,930,279	3,817,027	64,343	2021	40 Years
Texarkana, TX	—	1,312,692	2,124,343	142	1,312,692	2,124,485	3,437,177	92,172	2021	40 Years
White Oak, TX	—	120,160	1,224,831	468	120,160	1,225,299	1,345,459	45,689	2021	40 Years
Orem, UT	—	764,062	2,054,014	—	764,062	2,054,014	2,818,076	98,422	2021	40 Years
Charlottesville, VA	—	1,364,219	—	—	1,364,219	—	1,364,219	—	2021
Chester, VA	—	646,751	4,938,519	—	646,751	4,938,519	5,585,270	215,978	2021	40 Years
Lynchburg, VA	—	2,102,839	6,892,262	—	2,102,839	6,892,262	8,995,101	300,938	2021	40 Years
Manassas, VA	—	3,659,187	3,746,418	—	3,659,187	3,746,418	7,405,605	156,101	2021	40 Years
Newport News, VA	—	287,461	2,086,888	11,461	287,461	2,098,349	2,385,810	52,387	2021	40 Years
Wytheville, VA	—	450,045	—	—	450,045	—	450,045	—	2021
Lakewood, WA	—	788,705	2,937,767	—	788,705	2,937,767	3,726,472	110,245	2021	40 Years
Port Angeles, WA	—	476,652	5,940,135	—	476,652	5,940,135	6,416,787	215,624	2021	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Puyallup, WA	—	1,626,445	2,757,598	—	1,626,445	2,757,598	4,384,043	103,285	2021	40 Years
Roy, WA	—	327,278	1,862,388	—	327,278	1,862,388	2,189,666	69,789	2021	40 Years
Antigo, WI	—	150,406	907,287	1,835	150,406	909,122	1,059,528	26,396	2021	40 Years
Brown Deer, WI	—	413,053	2,893,299	25,989	413,053	2,919,288	3,332,341	72,820	2021	40 Years
Eau Claire, WI	—	2,897,122	6,600,361	—	2,897,122	6,600,361	9,497,483	288,804	2021	40 Years
Milwaukee, WI	—	63,728	1,834,352	—	63,728	1,834,352	1,898,080	64,909	2021	40 Years
Sheboygan, WI	—	373,040	3,470,250	8,476	373,040	3,478,726	3,851,766	101,310	2021	40 Years
Athens, WV	—	416,517	1,472,494	—	416,517	1,472,494	1,889,011	70,455	2021	40 Years
Beckley, WV	—	663,138	2,263,526	—	663,138	2,263,526	2,926,664	109,676	2021	40 Years
Buckhannon, WV	—	469,129	1,853,528	151,900	469,129	2,005,428	2,474,557	93,776	2021	40 Years
Elkins, WV	—	397,225	1,832,516	—	397,225	1,832,516	2,229,741	87,706	2021	40 Years
Huntington, WV	—	447,207	1,851,268	—	447,207	1,851,268	2,298,475	89,641	2021	40 Years
Huntington, WV	—	572,162	1,386,007	—	572,162	1,386,007	1,958,169	67,140	2021	40 Years
Princeton, WV	—	778,229	2,357,830	—	778,229	2,357,830	3,136,059	112,877	2021	40 Years
Princeton, WV	—	233,205	1,245,497	—	233,205	1,245,497	1,478,702	44,091	2021	40 Years
Bessemer, AL	—	319,436	1,007,258	—	319,436	1,007,258	1,326,694	18,886	2022	40 Years
Blountsville, AL	—	231,165	1,316,448	—	231,165	1,316,448	1,547,613	5,124	2022	40 Years
Clayton, AL	—	305,323	1,199,107	—	305,323	1,199,107	1,504,430	4,692	2022	40 Years
Foley, AL	—	876,745	1,662,760	—	876,745	1,662,760	2,539,505	14,326	2022	40 Years
Grant, AL	—	77,433	1,188,768	—	77,433	1,188,768	1,266,201	4,801	2022	40 Years
Hoover, AL	—	1,548,554	1,351,397	—	1,548,554	1,351,397	2,899,951	1,550	2022	40 Years
Madison, AL	—	1,317,052	1,381,193	—	1,317,052	1,381,193	2,698,245	4,711	2022	40 Years
Mobile, AL	—	81,304	1,526,990	—	81,304	1,526,990	1,608,294	20,952	2022	40 Years
Talladega, AL	—	903,998	2,044,842	—	903,998	2,044,842	2,948,840	2,294	2022	40 Years
Springdale, AR	—	568,164	3,133,875	—	568,164	3,133,875	3,702,039	58,760	2022	40 Years
Coal Hill, AR	—	134,620	1,378,371	—	134,620	1,378,371	1,512,990	15,643	2022	40 Years
Conway, AR	—	357,768	2,955,854	—	357,768	2,955,854	3,313,621	24,101	2022	40 Years
Fort Smith, AR	—	50,300	2,378,776	—	50,300	2,378,776	2,429,076	29,652	2022	40 Years
Lincoln, AR	—	318,811	1,269,472	—	318,811	1,269,472	1,588,283	1,639	2022	40 Years
Little Rock, AR	—	369,985	4,260,606	—	369,985	4,260,606	4,630,591	53,175	2022	40 Years
Pine Bluff, AR	—	216,373	391,093	—	216,373	391,093	607,465	4,889	2022	40 Years
Russellville, AR	—	176,925	481,057	—	176,925	481,057	657,981	5,930	2022	40 Years
Springdale, AR	—	1,333,032	2,929,959	—	1,333,032	2,929,959	4,262,990	36,542	2022	40 Years
Glendale, AZ	—	3,552,730	3,229,514	—	3,552,730	3,229,514	6,782,244	12,180	2022	40 Years
Phoenix, AZ	—	1,393,147	3,822,282	—	1,393,147	3,822,282	5,215,428	47,696	2022	40 Years
Tolleson, AZ	—	2,091,545	4,359,819	—	2,091,545	4,359,819	6,451,364	15,199	2022	40 Years
Bakersfield, CA	—	1,205,283	3,010,596	—	1,205,283	3,010,596	4,215,880	3,892	2022	40 Years
La Cañada, CA	—	1,921,417	457,495	—	1,921,417	457,495	2,378,912	5,636	2022	40 Years
Ontario, CA	—	3,173,695	2,567,059	—	3,173,695	2,567,059	5,740,754	32,005	2022	40 Years
Riverside, CA	—	3,081,078	14,365,552	—	3,081,078	14,365,552	17,446,630	163,283	2022	40 Years
Stockton, CA	—	1,275,187	945,420	—	1,275,187	945,420	2,220,607	18,593	2022	40 Years
Turlock, CA	—	487,463	2,212,222	—	487,463	2,212,222	2,699,685	7,893	2022	40 Years
Turlock, CA	—	1,200,474	4,510,849	—	1,200,474	4,510,849	5,711,323	15,271	2022	40 Years
Turlock, CA	—	1,086,480	5,124,804	—	1,086,480	5,124,804	6,211,284	21,504	2022	40 Years
Vallejo, CA	—	2,769,671	2,513,905	—	2,769,671	2,513,905	5,283,576	37,412	2022	40 Years
Windsor Hill, CA	—	3,332,206	2,100,596	—	3,332,206	2,100,596	5,432,803	23,072	2022	40 Years
Middletown, CT	—	2,143,995	2,943,499	—	2,143,995	2,943,499	5,087,494	67,143	2022	40 Years
Waterbury, CT	—	972,505	2,058,031	—	972,505	2,058,031	3,030,536	21,776	2022	40 Years
West Hartford, CT	—	852,020	5,066,206	—	852,020	5,066,206	5,918,226	79,724	2022	40 Years
West Hartford, CT	—	4,044,465	14,245,446	—	4,044,465	14,245,446	18,289,911	220,161	2022	40 Years
Wethersfield, CT	—	553,394	1,132,300	—	553,394	1,132,300	1,685,694	14,154	2022	40 Years
Wethersfield, CT	—	933,446	1,502,866	—	933,446	1,502,866	2,436,312	18,620	2022	40 Years
Millsboro, DE	—	6,857,716	—	—	6,857,716	—	6,857,716	—	2022
Ocala, FL	—	204,589	1,703,533	—	204,589	1,703,533	1,908,123	31,941	2022	40 Years
Palm Coast, FL	—	479,504	984,850	—	479,504	984,850	1,464,354	22,497	2022	40 Years
Panama City, FL	—	1,998,986	1,409,662	—	1,998,986	1,409,662	3,408,648	26,431	2022	40 Years
Sanford, FL	—	3,590,819	2,515,568	—	3,590,819	2,515,568	6,106,387	47,167	2022	40 Years
Trenton, FL	—	430,460	2,288,147	—	430,460	2,288,147	2,718,607	42,903	2022	40 Years
Chiefland, FL	—	489,309	1,306,132	—	489,309	1,306,132	1,795,442	14,845	2022	40 Years
Coral Gables, FL	—	3,127,647	272,255	—	3,127,647	272,255	3,399,902	3,320	2022	40 Years
Crestview, FL	—	961,109	1,044,147	—	961,109	1,044,147	2,005,256	8,639	2022	40 Years
Destin, FL	—	1,830,319	780,173	—	1,830,319	780,173	2,610,492	2,664	2022	40 Years
Gainesville, FL	—	1,173,553	517,450	—	1,173,553	517,450	1,691,003	6,385	2022	40 Years
Gainesville, FL	—	2,544,415	5,881,080	—	2,544,415	5,881,080	8,425,496	7,443	2022	40 Years
Hollywood, FL	—	927,500	1,351,709	—	927,500	1,351,709	2,279,210	16,813	2022	40 Years
Homestead, FL	—	1,021,155	735,752	—	1,021,155	735,752	1,756,908	9,114	2022	40 Years
Jacksonville Beach, FL	—	1,130,336	991,755	—	1,130,336	991,755	2,122,091	12,314	2022	40 Years
Jacksonville, FL	—	1,057,416	1,007,440	—	1,057,416	1,007,440	2,064,855	12,593	2022	40 Years
Jacksonville, FL	—	1,185,978	1,025,426	—	1,185,978	1,025,426	2,211,404	12,818	2022	40 Years
Jacksonville, FL	—	235,155	3,784,135	—	235,155	3,784,135	4,019,291	47,302	2022	40 Years
Jacksonville, FL	—	216,803	1,400,601	—	216,803	1,400,601	1,617,404	17,200	2022	40 Years
Jacksonville, FL	—	415,780	1,668,994	—	415,780	1,668,994	2,084,775	13,609	2022	40 Years
Lake Butler, FL	—	503,163	1,360,333	—	503,163	1,360,333	1,863,495	14,261	2022	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Marco Island, FL	—	1,350,573	504,251	—	1,350,573	504,251	1,854,824	715	2022	40 Years
Melbourne, FL	—	653,912	961,132	—	653,912	961,132	1,615,044	7,815	2022	40 Years
Miami, FL	—	2,700,553	1,142,400	—	2,700,553	1,142,400	3,842,953	14,197	2022	40 Years
North Palm Beach, FL	—	662,025	950,514	—	662,025	950,514	1,612,539	11,799	2022	40 Years
Pensacola, FL	—	536,059	1,628,848	—	536,059	1,628,848	2,164,907	6,001	2022	40 Years
Tallahassee, FL	—	336,533	2,677,778	—	336,533	2,677,778	3,014,311	2,789	2022	40 Years
Vero Beach, FL	—	1,037,380	1,397,227	—	1,037,380	1,397,227	2,434,607	17,382	2022	40 Years
West Palm Beach, FL	—	2,925,553	264,350	—	2,925,553	264,350	3,189,902	3,221	2022	40 Years
Winter Springs, FL	—	1,606,141	873,427	—	1,606,141	873,427	2,479,568	10,835	2022	40 Years
New Port Richey, FL	—	791,096	2,857,431	—	791,096	2,857,431	3,648,526	20,824	2022	40 Years
Calhoun, GA	—	370,237	1,896,447	—	370,237	1,896,447	2,266,684	43,370	2022	40 Years
Chula, GA	—	316,673	949,483	—	316,673	949,483	1,266,156	21,668	2022	40 Years
Perry, GA	—	567,281	11,880,078	—	567,281	11,880,078	12,447,359	222,463	2022	40 Years
Surrency, GA	—	399,599	853,287	—	399,599	853,287	1,252,886	19,476	2022	40 Years
Swainsboro, GA	—	113,339	2,874,987	—	113,339	2,874,987	2,988,327	53,906	2022	40 Years
Augusta, GA	—	72,851	1,604,212	—	72,851	1,604,212	1,677,062	19,970	2022	40 Years
Augusta, GA	—	199,100	1,794,406	—	199,100	1,794,406	1,993,507	14,653	2022	40 Years
Bremen, GA	—	203,102	5,264,118	—	203,102	5,264,118	5,467,220	41,141	2022	40 Years
Canton, GA	—	3,078,088	6,862,199	—	3,078,088	6,862,199	9,940,288	64,139	2022	40 Years
Dawsonville, GA	—	264,759	1,005,563	—	264,759	1,005,563	1,270,322	3,584	2022	40 Years
Edison, GA	—	397,493	1,253,203	—	397,493	1,253,203	1,650,697	1,614	2022	40 Years
Hephzibah, GA	—	109,510	1,460,599	—	109,510	1,460,599	1,570,109	12,899	2022	40 Years
Newman, GA	—	1,619,186	5,272,513	—	1,619,186	5,272,513	6,891,699	43,030	2022	40 Years
Pooler, GA	—	736,451	2,777,892	—	736,451	2,777,892	3,514,344	39,397	2022	40 Years
Statesboro, GA	—	723,713	1,146,114	—	723,713	1,146,114	1,869,827	9,470	2022	40 Years
Bettendorf, IA	—	1,314,298	3,229,705	—	1,314,298	3,229,705	4,544,003	4,310	2022	40 Years
Bettendorf, IA	—	280,575	1,114,056	—	280,575	1,114,056	1,394,631	1,238	2022	40 Years
Bettendorf, IA	—	248,576	—	—	248,576	—	248,576	—	2022
Corning, IA	—	30,145	1,365,946	—	30,145	1,365,946	1,396,091	11,243	2022	40 Years
Fredericksburg, IA	—	30,004	1,280,340	—	30,004	1,280,340	1,310,343	10,446	2022	40 Years
Weiser, ID	—	76,942	1,488,028	—	76,942	1,488,028	1,564,969	5,186	2022	40 Years
Hainesville, IL	—	3,130,195	1,216,373	—	3,130,195	1,216,373	4,346,569	30,258	2022	40 Years
O'Fallon, IL	—	893,771	2,322,875	—	893,771	2,322,875	3,216,645	53,112	2022	40 Years
Plainfield, IL	—	634,629	959,057	—	634,629	959,057	1,593,685	17,930	2022	40 Years
Bellwood, IL	—	1,441,254	—	—	1,441,254	—	1,441,254	—	2022
Calumet City, IL	—	434,232	939,480	—	434,232	939,480	1,373,712	1,103	2022	40 Years
Chicago, IL	—	673,631	950,418	—	673,631	950,418	1,624,049	7,212	2022	40 Years
Cicero, IL	—	371,928	1,410,440	—	371,928	1,410,440	1,782,369	11,199	2022	40 Years
Elgin, IL	—	860,328	1,964,892	—	860,328	1,964,892	2,825,220	10,663	2022	40 Years
Franklin Park, IL	—	444,444	1,411,881	—	444,444	1,411,881	1,856,325	5,020	2022	40 Years
Hoffman Estates, IL	—	529,309	3,946,239	—	529,309	3,946,239	4,475,548	5,330	2022	40 Years
Lansing, IL	—	200,857	2,082,566	—	200,857	2,082,566	2,283,423	16,097	2022	40 Years
Lynwood, IL	—	97,956	1,148,587	—	97,956	1,148,587	1,246,542	1,357	2022	40 Years
Markham, IL	—	2,638,402	—	—	2,638,402	—	2,638,402	—	2022
Naperville, IL	—	3,749,690	—	—	3,749,690	—	3,749,690	—	2022
Pecatonica, IL	—	187,658	1,302,630	—	187,658	1,302,630	1,490,288	1,542	2022	40 Years
Romeoville, IL	—	3,564,144	3,088,724	—	3,564,144	3,088,724	6,652,868	23,304	2022	40 Years
Round Lake Beach, IL	—	625,866	2,657,522	—	625,866	2,657,522	3,283,389	3,621	2022	40 Years
Roxana, IL	—	391,797	1,575,658	—	391,797	1,575,658	1,967,455	2,049	2022	40 Years
South Elgin, IL	—	618,840	2,908,118	—	618,840	2,908,118	3,526,957	3,250	2022	40 Years
Tinley Park, IL	—	408,954	1,262,396	—	408,954	1,262,396	1,671,350	18,627	2022	40 Years
Waukegan, IL	—	883,882	1,323,127	—	883,882	1,323,127	2,207,009	1,464	2022	40 Years
Greenfield, IN	—	366,213	651,652	—	366,213	651,652	1,017,865	12,085	2022	40 Years
Winchester, IN	—	91,925	2,351,576	—	91,925	2,351,576	2,443,500	53,540	2022	40 Years
Attica, IN	—	475,447	1,730,232	—	475,447	1,730,232	2,205,680	1,956	2022	40 Years
Boswell, IN	—	78,218	1,268,380	—	78,218	1,268,380	1,346,598	10,391	2022	40 Years
DeMotte, IN	—	421,240	1,318,829	—	421,240	1,318,829	1,740,069	15,156	2022	40 Years
Evansville, IN	—	140,334	810,428	—	140,334	810,428	950,762	16,877	2022	40 Years
Indianapolis, IN	—	432,264	3,657,559	—	432,264	3,657,559	4,089,823	3,810	2022	40 Years
Kentland, IN	—	60,638	1,336,242	—	60,638	1,336,242	1,396,881	4,736	2022	40 Years
Merrillville, IN	—	202,967	1,406,373	—	202,967	1,406,373	1,609,340	7,940	2022	40 Years
Switz City, IN	—	78,568	1,355,225	—	78,568	1,355,225	1,433,793	11,096	2022	40 Years
Lansing, KS	—	626,782	2,546,877	—	626,782	2,546,877	3,173,659	52,985	2022	40 Years
Goddard, KS	—	590,138	3,000,737	—	590,138	3,000,737	3,590,874	11,443	2022	40 Years
Kansas City, KS	—	175,008	624,234	—	175,008	624,234	799,243	7,720	2022	40 Years
Lawrence, KS	—	1,205,052	1,279,300	—	1,205,052	1,279,300	2,484,353	13,684	2022	40 Years
Topeka, KS	—	1,434,423	—	—	1,434,423	—	1,434,423	—	2022
Wichita, KS	—	419,468	1,034,134	—	419,468	1,034,134	1,453,601	3,510	2022	40 Years
Edmonton, KY	—	298,674	2,629,815	—	298,674	2,629,815	2,928,489	49,254	2022	40 Years
Brandenburg, KY	—	729,975	1,751,191	—	729,975	1,751,191	2,481,167	20,651	2022	40 Years
Coldiron, KY	—	318,829	1,298,446	—	318,829	1,298,446	1,617,275	1,673	2022	40 Years
Louisville, KY	—	356,816	1,154,276	—	356,816	1,154,276	1,511,092	1,289	2022	40 Years
Morganfield, KY	—	85,769	1,298,550	—	85,769	1,298,550	1,384,319	11,729	2022	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Baton Rouge, LA	—	1,198,858	3,163,251	—	1,198,858	3,163,251	4,362,110	65,813	2022	40 Years
Donaldsonville, LA	—	1,007,428	2,228,224	—	1,007,428	2,228,224	3,235,652	41,779	2022	40 Years
Gretna, LA	—	636,981	3,081,276	—	636,981	3,081,276	3,718,257	57,874	2022	40 Years
Plain Dealing, LA	—	120,709	1,234,522	—	120,709	1,234,522	1,355,231	22,769	2022	40 Years
Bogalusa, LA	—	2,009,203	2,772,165	—	2,009,203	2,772,165	4,781,368	51,978	2022	40 Years
Campti, LA	—	146,784	1,068,283	—	146,784	1,068,283	1,215,067	12,947	2022	40 Years
Center Point, LA	—	9,988	991,058	—	9,988	991,058	1,001,046	12,192	2022	40 Years
Denham Springs, LA	—	261,591	1,084,538	—	261,591	1,084,538	1,346,129	1,321	2022	40 Years
Erwinville, LA	—	146,236	575,669	—	146,236	575,669	721,905	6,428	2022	40 Years
Lafayette/Scott, LA	—	350,159	1,102,175	—	350,159	1,102,175	1,452,334	3,997	2022	40 Years
Livingston, LA	—	362,592	952,241	—	362,592	952,241	1,314,834	1,158	2022	40 Years
Minden, LA	—	126,902	969,983	—	126,902	969,983	1,096,885	15,676	2022	40 Years
Montegut, LA	—	479,549	913,248	—	479,549	913,248	1,392,797	1,119	2022	40 Years
Morganza, LA	—	213,888	1,108,087	—	213,888	1,108,087	1,321,975	1,337	2022	40 Years
New Iberia, LA	—	314,985	1,072,523	—	314,985	1,072,523	1,387,508	1,315	2022	40 Years
St. Martinville, LA	—	415,223	1,056,403	—	415,223	1,056,403	1,471,626	3,818	2022	40 Years
Danvers, MA	—	6,043,876	—	—	6,043,876	—	6,043,876	—	2022
Leominster, MA	—	1,975,829	5,144,054	—	1,975,829	5,144,054	7,119,883	70,115	2022	40 Years
Saugus, MA	—	3,927,594	1,374,841	—	3,927,594	1,374,841	5,302,435	1,968	2022	40 Years
Worcester, MA	—	7,944,877	—	—	7,944,877	—	7,944,877	—	2022
Boonsboro, MD	—	689,063	1,248,800	—	689,063	1,248,800	1,937,862	23,415	2022	40 Years
Cumberland, MD	—	485,641	1,377,264	—	485,641	1,377,264	1,862,904	25,824	2022	40 Years
Germantown, MD	—	4,341,903	1,717,868	—	4,341,903	1,717,868	6,059,770	39,277	2022	40 Years
Hagerstown, MD	—	599,602	1,224,097	—	599,602	1,224,097	1,823,699	22,915	2022	40 Years
Joppa, MD	—	1,911,100	2,626,946	—	1,911,100	2,626,946	4,538,047	61,595	2022	40 Years
Lonaconing, MD	—	440,782	1,388,381	—	440,782	1,388,381	1,829,163	26,032	2022	40 Years
Rockville, MD	—	4,685,563	1,554,020	—	4,685,563	1,554,020	6,239,583	35,522	2022	40 Years
Westover, MD	—	167,135	1,304,045	—	167,135	1,304,045	1,471,181	29,794	2022	40 Years
Glen Burnie, MD	—	1,090,535	—	—	1,090,535	—	1,090,535	—	2022
Glen Burnie, MD	—	1,709,572	—	—	1,709,572	—	1,709,572	—	2022
Timonium, MD	—	5,253,016	9,838,428	—	5,253,016	9,838,428	15,091,443	188,548	2022	40 Years
Van Buren, ME	—	82,988	1,175,321	—	82,988	1,175,321	1,258,310	29,241	2022	40 Years
DeWitt, MI	—	440,264	1,732,240	—	440,264	1,732,240	2,172,504	32,284	2022	40 Years
Whitmore Lake, MI	—	2,197,350	—	—	2,197,350	—	2,197,350	—	2022
Lenox, MI	—	107,860	1,244,579	—	107,860	1,244,579	1,352,439	25,886	2022	40 Years
St. Helen, MI	—	70,353	1,396,479	—	70,353	1,396,479	1,466,831	29,093	2022	40 Years
Boyne City, MI	—	486,215	3,184,228	—	486,215	3,184,228	3,670,443	25,659	2022	40 Years
Brimley, MI	—	62,229	820,252	—	62,229	820,252	882,481	12,216	2022	40 Years
Clawson, MI	—	860,422	1,382,251	—	860,422	1,382,251	2,242,673	10,766	2022	40 Years
Davisburg, MI	—	120,838	1,515,277	—	120,838	1,515,277	1,636,115	12,103	2022	40 Years
East China, MI	—	59,309	1,577,989	—	59,309	1,577,989	1,637,298	12,784	2022	40 Years
Grandville, MI	—	706,193	7,506,131	—	706,193	7,506,131	8,212,324	9,417	2022	40 Years
Grandville, MI	—	3,938,089	4,173,417	—	3,938,089	4,173,417	8,111,505	4,347	2022	40 Years
Grayling, MI	—	101,381	1,355,174	—	101,381	1,355,174	1,456,555	11,212	2022	40 Years
Kingsford Heights, MI	—	201,983	1,408,945	—	201,983	1,408,945	1,610,928	11,529	2022	40 Years
Lake Orion, MI	—	508,462	1,373,650	—	508,462	1,373,650	1,882,112	5,240	2022	40 Years
Lansing, MI	—	908,568	793,444	—	908,568	793,444	1,702,012	15,645	2022	40 Years
Lincoln Park, MI	—	335,839	1,255,710	—	335,839	1,255,710	1,591,549	1,388	2022	40 Years
Marquette, MI	—	209,677	2,188,590	—	209,677	2,188,590	2,398,267	7,348	2022	40 Years
Midland, MI	—	71,784	1,569,727	—	71,784	1,569,727	1,641,511	12,751	2022	40 Years
Montrose, MI	—	97,689	1,934,430	—	97,689	1,934,430	2,032,119	2,524	2022	40 Years
Novi, MI	—	2,090,447	18,266,009	—	2,090,447	18,266,009	20,356,456	230,735	2022	40 Years
Otter Lake, MI	—	154,390	1,405,532	—	154,390	1,405,532	1,559,922	11,615	2022	40 Years
Sault Ste Marie, MI	—	239,906	1,007,077	—	239,906	1,007,077	1,246,983	15,194	2022	40 Years
Sebewaing, MI	—	60,259	1,452,542	—	60,259	1,452,542	1,512,801	29,315	2022	40 Years
Walker, MI	—	2,527,449	3,983,896	—	2,527,449	3,983,896	6,511,345	4,150	2022	40 Years
Weidman, MI	—	67,968	1,400,386	—	67,968	1,400,386	1,468,353	1,779	2022	40 Years
Wyoming, MI	—	3,194,618	4,816,878	—	3,194,618	4,816,878	8,011,495	5,018	2022	40 Years
Eagan, MN	—	1,297,596	2,033,325	—	1,297,596	2,033,325	3,330,921	38,065	2022	40 Years
Maple Grove, MN	—	760,163	9,863,462	—	760,163	9,863,462	10,623,624	11,587	2022	40 Years
Mora, MN	—	19,524	1,272,308	—	19,524	1,272,308	1,291,832	10,359	2022	40 Years
Winona, MN	—	1,562,225	6,867,512	—	1,562,225	6,867,512	8,429,737	85,761	2022	40 Years
Farmington, MO	—	314,078	2,423,544	—	314,078	2,423,544	2,737,622	50,389	2022	40 Years
Excelsior Springs, MO	—	78,699	1,265,762	—	78,699	1,265,762	1,344,461	4,501	2022	40 Years
Freeburg, MO	—	72,490	1,213,203	—	72,490	1,213,203	1,285,694	10,167	2022	40 Years
Helena, MO	—	67,324	1,237,062	—	67,324	1,237,062	1,304,386	4,386	2022	40 Years
Jefferson City, MO	—	1,195,039	3,759,032	—	1,195,039	3,759,032	4,954,071	5,592	2022	40 Years
Joplin, MO	—	441,710	2,041,893	—	441,710	2,041,893	2,483,603	25,441	2022	40 Years
Joplin, MO	—	108,268	1,980,280	—	108,268	1,980,280	2,088,548	6,723	2022	40 Years
Lake Lafayette, MO	—	106,627	1,178,416	—	106,627	1,178,416	1,285,043	4,215	2022	40 Years
Lincoln, MO	—	138,746	1,413,644	—	138,746	1,413,644	1,552,391	16,569	2022	40 Years
Springfield, MO	—	1,001,257	5,420,536	—	1,001,257	5,420,536	6,421,792	67,674	2022	40 Years
Clarksdale, MS	—	111,726	1,299,141	—	111,726	1,299,141	1,410,866	29,681	2022	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
De Kalb, MS	—	111,394	981,026	—	111,394	981,026	1,092,421	18,117	2022	40 Years
Tupelo, MS	—	443,321	3,834,665	—	443,321	3,834,665	4,277,986	71,900	2022	40 Years
Ashland, MS	—	38,697	1,427,252	—	38,697	1,427,252	1,465,949	28,662	2022	40 Years
Baldwyn, MS	—	29,404	908,970	—	29,404	908,970	938,373	19,656	2022	40 Years
Belzoni, MS	—	67,668	1,137,472	—	67,668	1,137,472	1,205,140	26,061	2022	40 Years
Cleveland, MS	—	—	5,635,242	—	—	5,635,242	5,635,242	41,090	2022	40 Years
Dora, MS	—	77,349	1,277,800	—	77,349	1,277,800	1,355,149	4,534	2022	40 Years
Edinburg - Carthage, MS	—	114,642	1,291,451	—	114,642	1,291,451	1,406,094	11,855	2022	40 Years
Ellisville, MS	—	313,192	1,053,746	—	313,192	1,053,746	1,366,938	1,278	2022	40 Years
Greenville, MS	—	193,378	1,282,104	—	193,378	1,282,104	1,475,482	1,552	2022	40 Years
Richland, MS	—	851,944	8,905,221	—	851,944	8,905,221	9,757,165	64,928	2022	40 Years
Sardis, MS	—	362,033	816,187	—	362,033	816,187	1,178,220	10,584	2022	40 Years
Silver Creek, MS	—	307,453	1,045,870	—	307,453	1,045,870	1,353,323	1,271	2022	40 Years
Southaven, MS	—	212,377	1,962,757	—	212,377	1,962,757	2,175,134	7,012	2022	40 Years
Aulander, NC	—	195,098	984,103	—	195,098	984,103	1,179,201	22,462	2022	40 Years
Fayetteville, NC	—	1,605,366	2,566,208	—	1,605,366	2,566,208	4,171,574	62,750	2022	40 Years
Garner, NC	—	2,718,172	2,763,915	—	2,718,172	2,763,915	5,482,087	63,249	2022	40 Years
Garner, NC	—	874,423	1,550,116	—	874,423	1,550,116	2,424,540	29,969	2022	40 Years
Greenville, NC	—	243,002	2,160,494	—	243,002	2,160,494	2,403,496	49,421	2022	40 Years
Kings Mountain, NC	—	509,102	2,258,512	—	509,102	2,258,512	2,767,614	51,259	2022	40 Years
Roxboro, NC	—	256,768	1,218,469	—	256,768	1,218,469	1,475,236	27,833	2022	40 Years
Southern Pines, NC	—	805,577	1,231,351	—	805,577	1,231,351	2,036,927	23,088	2022	40 Years
Angier, NC	—	672,850	1,349,207	—	672,850	1,349,207	2,022,057	10,705	2022	40 Years
Asheboro, NC	—	1,562,706	17,355,572	—	1,562,706	17,355,572	18,918,279	307,672	2022	40 Years
Castalia, NC	—	139,549	1,366,925	—	139,549	1,366,925	1,506,473	5,300	2022	40 Years
Concord, NC	—	1,289,337	15,972,978	—	1,289,337	15,972,978	17,262,315	285,954	2022	40 Years
Flat Rock, NC	—	150,439	846,253	—	150,439	846,253	996,692	6,816	2022	40 Years
North Wilkesboro, NC	—	148,134	1,013,906	—	148,134	1,013,906	1,162,040	1,389	2022	40 Years
Salisbury, NC	—	571,426	3,687,049	—	571,426	3,687,049	4,258,475	46,005	2022	40 Years
Statesville, NC	—	1,159,344	2,580,515	—	1,159,344	2,580,515	3,739,860	22,324	2022	40 Years
Tabor City, NC	—	20,939	1,495,256	—	20,939	1,495,256	1,516,195	1,896	2022	40 Years
Wilkesboro, NC	—	509,859	2,478,770	—	509,859	2,478,770	2,988,628	57,685	2022	40 Years
Windsor, NC	—	175,633	1,346,774	—	175,633	1,346,774	1,522,406	12,003	2022	40 Years
Winton - Salem, NC	—	1,772,410	6,666,783	—	1,772,410	6,666,783	8,439,193	114,162	2022	40 Years
West Fargo, ND	—	722,425	776,925	—	722,425	776,925	1,499,349	14,496	2022	40 Years
Lincoln, NE	—	2,350,709	11,189,814	—	2,350,709	11,189,814	13,540,523	209,809	2022	40 Years
Chappell, NE	—	228,961	1,027,400	—	228,961	1,027,400	1,256,361	1,242	2022	40 Years
Juniata, NE	—	90,602	1,127,483	—	90,602	1,127,483	1,218,085	1,370	2022	40 Years
Pleasantville, NJ	—	872,737	4,130,042	—	872,737	4,130,042	5,002,780	77,338	2022	40 Years
Wrightstown, NJ	—	5,051,058	—	—	5,051,058	—	5,051,058	—	2022
Deptford, NJ	—	4,637,926	10,426,984	—	4,637,926	10,426,984	15,064,910	185,042	2022	40 Years
Galloway, NJ	—	258,312	1,774,767	—	258,312	1,774,767	2,033,079	2,049	2022	40 Years
Mullica Hill, NJ	—	648,435	1,265,179	—	648,435	1,265,179	1,913,614	1,474	2022	40 Years
Newfield, NJ	—	278,914	1,624,710	—	278,914	1,624,710	1,903,624	1,862	2022	40 Years
Toms River, NJ	—	1,785,123	835,695	—	1,785,123	835,695	2,620,818	937	2022	40 Years
Vineland, NJ	—	833,473	—	—	833,473	—	833,473	—	2022
Wayne, NJ	—	3,162,613	3,288,907	—	3,162,613	3,288,907	6,451,520	58,048	2022	40 Years
Turnersville, NJ	—	1,795,330	2,978,086	—	1,795,330	2,978,086	4,773,416	15,965	2022	40 Years
Santa Fe, NM	—	835,775	1,151,399	—	835,775	1,151,399	1,987,174	23,940	2022	40 Years
Las Cruces, NM	—	598,909	4,180,398	—	598,909	4,180,398	4,779,307	62,301	2022	40 Years
Tse Bonito, NM	—	126,882	1,633,674	—	126,882	1,633,674	1,760,555	9,087	2022	40 Years
South Corning, NY	—	120,453	1,623,218	—	120,453	1,623,218	1,743,670	34,311	2022	40 Years
Schenectady, NY	—	393,418	2,018,314	—	393,418	2,018,314	2,411,732	37,553	2022	40 Years
Bergen, NY	—	92,953	916,917	—	92,953	916,917	1,009,871	19,383	2022	40 Years
Buffalo, NY	—	927,338	403,208	—	927,338	403,208	1,330,545	4,957	2022	40 Years
Canandaigua, NY	—	91,579	1,470,852	—	91,579	1,470,852	1,562,431	30,137	2022	40 Years
Canastota, NY	—	108,348	1,371,590	—	108,348	1,371,590	1,479,938	1,615	2022	40 Years
Elmira, NY	—	41,281	915,575	—	41,281	915,575	956,856	11,362	2022	40 Years
Frankfort, NY	—	317,533	1,167,754	—	317,533	1,167,754	1,485,287	1,397	2022	40 Years
Friendship, NY	—	97,367	1,295,401	—	97,367	1,295,401	1,392,768	5,009	2022	40 Years
Hastings, NY	—	68,941	1,285,557	—	68,941	1,285,557	1,354,498	1,531	2022	40 Years
Liverpool, NY	—	527,708	1,268,846	—	527,708	1,268,846	1,796,554	15,387	2022	40 Years
Medford, NY	—	695,815	2,164,666	—	695,815	2,164,666	2,860,481	35,343	2022	40 Years
Newport, NY	—	108,474	1,359,693	—	108,474	1,359,693	1,468,167	1,603	2022	40 Years
North Rose, NY	—	86,206	1,320,796	—	86,206	1,320,796	1,407,002	4,593	2022	40 Years
Red Creek, NY	—	39,875	1,347,504	—	39,875	1,347,504	1,387,380	1,596	2022	40 Years
Riverhead, NY	—	538,226	1,569,184	—	538,226	1,569,184	2,107,410	25,255	2022	40 Years
Rochester, NY	—	455,606	1,080,523	—	455,606	1,080,523	1,536,129	25,134	2022	40 Years
Rochester, NY	—	182,135	1,927,563	—	182,135	1,927,563	2,109,699	43,378	2022	40 Years
Sennett, NY	—	2,400,380	6,427,546	—	2,400,380	6,427,546	8,827,927	7,727	2022	40 Years
Star Lake, NY	—	195,082	1,238,915	—	195,082	1,238,915	1,433,997	1,481	2022	40 Years
West Henrietta, NY	—	436,838	1,631,322	—	436,838	1,631,322	2,068,160	36,983	2022	40 Years
West Seneca, NY	—	614,219	17,967,840	—	614,219	17,967,840	18,582,059	307,511	2022	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Yonkers, NY	—	3,911,416	4,262,152	—	3,911,416	4,262,152	8,173,567	33,139	2022	40 Years
Holland, OH	—	86,884	4,996,831	—	86,884	4,996,831	5,083,715	93,561	2022	40 Years
McArthur, OH	—	210,094	1,836,031	—	210,094	1,836,031	2,046,125	34,425	2022	40 Years
Strongsville, OH	—	412,105	6,461,470	—	412,105	6,461,470	6,873,575	147,762	2022	40 Years
Zanesville, OH	—	336,258	1,136,178	—	336,258	1,136,178	1,472,436	21,262	2022	40 Years
Apple Creek, OH	—	335,713	1,081,077	—	335,713	1,081,077	1,416,790	1,306	2022	40 Years
Austinburg, OH	—	105,423	1,141,236	—	105,423	1,141,236	1,246,659	10,261	2022	40 Years
Bellefontaine, OH	—	1,348,236	—	—	1,348,236	—	1,348,236	—	2022
Cincinnati, OH	—	1,070,525	270,651	—	1,070,525	270,651	1,341,177	3,300	2022	40 Years
Columbus, OH	—	2,559,388	8,602,145	—	2,559,388	8,602,145	11,161,533	10,876	2022	40 Years
Columbus, OH	—	1,176,215	2,934,082	—	1,176,215	2,934,082	4,110,297	3,056	2022	40 Years
Conneaut, OH	—	69,163	1,516,980	—	69,163	1,516,980	1,586,143	12,394	2022	40 Years
Dayton, OH	—	431,934	1,507,682	—	431,934	1,507,682	1,939,616	1,716	2022	40 Years
Grovepoint, OH	—	3,851,484	—	—	3,851,484	—	3,851,484	—	2022
Heppner, OH	—	135,937	1,433,459	—	135,937	1,433,459	1,569,395	11,579	2022	40 Years
Louisville, OH	—	208,868	1,182,011	—	208,868	1,182,011	1,390,879	1,410	2022	40 Years
New Philadelphia, OH	—	176,310	1,170,154	—	176,310	1,170,154	1,346,464	4,226	2022	40 Years
North Olmsted, OH	—	1,791,441	2,654,170	—	1,791,441	2,654,170	4,445,611	8,691	2022	40 Years
Otway, OH	—	351,675	1,147,001	—	351,675	1,147,001	1,498,677	9,340	2022	40 Years
Port Washington, OH	—	419,686	879,455	—	419,686	879,455	1,299,140	3,190	2022	40 Years
Republic, OH	—	141,246	1,497,976	—	141,246	1,497,976	1,639,223	12,025	2022	40 Years
Rock Creek, OH	—	126,770	1,505,669	—	126,770	1,505,669	1,632,439	12,238	2022	40 Years
Shelby, OH	—	92,254	1,101,734	—	92,254	1,101,734	1,193,988	16,922	2022	40 Years
Sinking Spring, OH	—	49,881	1,278,876	—	49,881	1,278,876	1,328,757	4,992	2022	40 Years
Springfield, OH	—	216,253	1,352,319	—	216,253	1,352,319	1,568,572	2,260	2022	40 Years
Thornville, OH	—	110,395	1,314,956	—	110,395	1,314,956	1,425,351	22,169	2022	40 Years
Tiffin, OH	—	119,687	1,501,037	—	119,687	1,501,037	1,620,725	30,597	2022	40 Years
Toledo, OH	—	119,897	1,403,558	—	119,897	1,403,558	1,523,455	4,781	2022	40 Years
Valley City, OH	—	128,015	1,486,157	—	128,015	1,486,157	1,614,172	12,171	2022	40 Years
Zanesville, OH	—	234,595	1,177,014	—	234,595	1,177,014	1,411,609	1,409	2022	40 Years
Lawton, OK	—	1,828,658	2,152,285	—	1,828,658	2,152,285	3,980,943	49,323	2022	40 Years
Moore, OK	—	901,884	7,979,738	—	901,884	7,979,738	8,881,622	149,462	2022	40 Years
Chickasha, OK	—	98,335	1,291,170	—	98,335	1,291,170	1,389,506	14,321	2022	40 Years
Langley, OK	—	30,156	1,646,990	—	30,156	1,646,990	1,677,146	31,974	2022	40 Years
Maud, OK	—	202,967	1,281,551	—	202,967	1,281,551	1,484,519	1,678	2022	40 Years
Pauls Valley, OK	—	245,017	1,360,881	—	245,017	1,360,881	1,605,898	5,232	2022	40 Years
Talihina, OK	—	70,366	1,610,311	—	70,366	1,610,311	1,680,678	32,445	2022	40 Years
Tulsa, OK	—	1,402,904	2,835,532	—	1,402,904	2,835,532	4,238,435	22,474	2022	40 Years
Wagoner, OK	—	332,347	1,912,388	—	332,347	1,912,388	2,244,735	43,639	2022	40 Years
Warner, OK	—	243,393	1,248,350	—	243,393	1,248,350	1,491,742	4,911	2022	40 Years
Pilot Rock, OR	—	158,987	1,405,393	—	158,987	1,405,393	1,564,380	11,551	2022	40 Years
Salem, OR	—	522,007	1,371,132	—	522,007	1,371,132	1,893,139	20,263	2022	40 Years
Breezewood, PA	—	193,091	1,408,906	—	193,091	1,408,906	1,601,997	32,197	2022	40 Years
Dover, PA	—	2,754,584	2,385,674	—	2,754,584	2,385,674	5,140,258	44,524	2022	40 Years
Latrobe, PA	—	255,918	2,193,454	—	255,918	2,193,454	2,449,372	50,171	2022	40 Years
McConnellsburg, PA	—	581,054	2,956,295	—	581,054	2,956,295	3,537,350	67,658	2022	40 Years
Natrona Heights, PA	—	550,226	3,327,228	—	550,226	3,327,228	3,877,455	62,360	2022	40 Years
Pine Grove, PA	—	1,079,176	3,194,973	—	1,079,176	3,194,973	4,274,148	73,128	2022	40 Years
Red Lion, PA	—	1,018,707	3,289,563	—	1,018,707	3,289,563	4,308,270	75,295	2022	40 Years
Allentown, PA	—	1,365,945	3,258,839	—	1,365,945	3,258,839	4,624,784	3,395	2022	40 Years
Bath, PA	—	1,719,426	663,133	—	1,719,426	663,133	2,382,559	10,754	2022	40 Years
Bethel Park, PA	—	681,235	8,979,837	—	681,235	8,979,837	9,661,072	140,806	2022	40 Years
Easton, PA	—	540,714	2,112,447	—	540,714	2,112,447	2,653,162	29,557	2022	40 Years
Brookville, PA	—	311,983	1,431,919	—	311,983	1,431,919	1,743,902	22,639	2022	40 Years
Burnham, PA	—	694,983	2,879,011	—	694,983	2,879,011	3,573,995	3,190	2022	40 Years
Chambersburg, PA	—	99,647	1,405,127	—	99,647	1,405,127	1,504,774	1,652	2022	40 Years
Cranberry, PA	—	348,328	12,833,619	—	348,328	12,833,619	13,181,947	231,514	2022	40 Years
Fogelsville, PA	—	1,611,621	2,617,623	—	1,611,621	2,617,623	4,229,244	37,200	2022	40 Years
Glassport, PA	—	130,234	2,810,530	—	130,234	2,810,530	2,940,763	31,569	2022	40 Years
Lancaster, PA	—	1,541,745	—	—	1,541,745	—	1,541,745	—	2022
Lancaster, PA	—	5,553,054	2,222,786	—	5,553,054	2,222,786	7,775,840	16,676	2022	40 Years
Meadville, PA	—	867,819	2,147,667	—	867,819	2,147,667	3,015,486	17,243	2022	40 Years
Pen Argyl, PA	—	504,828	705,552	—	504,828	705,552	1,210,381	9,830	2022	40 Years
Pittsburgh, PA	—	567,111	1,534,029	—	567,111	1,534,029	2,101,140	1,768	2022	40 Years
Pittsburgh, PA	—	885,493	478,181	—	885,493	478,181	1,363,673	658	2022	40 Years
Pittsburgh, PA	—	145,180	1,858,387	—	145,180	1,858,387	2,003,567	25,267	2022	40 Years
Wyomissing, PA	—	2,302,182	6,811,158	—	2,302,182	6,811,158	9,113,340	122,655	2022	40 Years
Cheraw, SC	—	82,917	1,425,081	—	82,917	1,425,081	1,507,998	32,567	2022	40 Years
Conway, SC	—	487,563	1,301,332	—	487,563	1,301,332	1,788,895	24,400	2022	40 Years
Greer, SC	—	461,522	3,143,208	—	461,522	3,143,208	3,604,730	65,484	2022	40 Years
Hardeeville, SC	—	338,184	993,814	—	338,184	993,814	1,331,998	18,634	2022	40 Years
York, SC	—	779,888	11,701,659	—	779,888	11,701,659	12,481,547	219,403	2022	40 Years
Blackville, SC	—	88,814	1,342,142	—	88,814	1,342,142	1,430,956	15,396	2022	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Bowman, SC	—	150,034	1,324,966	—	150,034	1,324,966	1,475,000	15,312	2022	40 Years
Green Sea, SC	—	30,158	1,540,522	—	30,158	1,540,522	1,570,680	1,935	2022	40 Years
Greenville, SC	—	1,472,814	8,002,345	—	1,472,814	8,002,345	9,475,159	125,552	2022	40 Years
Johnston, SC	—	207,425	1,305,786	—	207,425	1,305,786	1,513,211	11,724	2022	40 Years
Lake View, SC	—	19,682	1,486,376	—	19,682	1,486,376	1,506,058	1,864	2022	40 Years
Lancaster, SC	—	239,276	1,688,550	—	239,276	1,688,550	1,927,826	10,499	2022	40 Years
Spartanburg, SC	—	1,153,766	10,959,443	—	1,153,766	10,959,443	12,113,209	89,003	2022	40 Years
Spartanburg, SC	—	227,760	1,695,984	—	227,760	1,695,984	1,923,745	2,039	2022	40 Years
Reliance, SD	—	240,024	1,130,606	—	240,024	1,130,606	1,370,630	25,763	2022	40 Years
Hendersonville, TN	—	383,715	2,561,679	—	383,715	2,561,679	2,945,393	53,159	2022	40 Years
Red Boiling Springs, TN	—	156,751	1,010,884	—	156,751	1,010,884	1,167,635	23,075	2022	40 Years
Smyrna, TN	—	1,354,350	1,329,642	—	1,354,350	1,329,642	2,683,992	30,380	2022	40 Years
Waverly, TN	—	150,519	2,865,694	—	150,519	2,865,694	3,016,213	53,732	2022	40 Years
Camden, TN	—	100,415	920,173	—	100,415	920,173	1,020,589	21,210	2022	40 Years
Morrison, TN	—	62,277	1,354,709	—	62,277	1,354,709	1,416,986	5,290	2022	40 Years
Abilene, TX	—	2,776,008	1,460,146	—	2,776,008	1,460,146	4,236,154	36,323	2022	40 Years
El Paso, TX	—	1,233,238	2,142,229	—	1,233,238	2,142,229	3,375,466	48,489	2022	40 Years
Fort Worth, TX	—	1,974,780	3,140,537	—	1,974,780	3,140,537	5,115,317	72,593	2022	40 Years
Fort Worth, TX	—	1,537,608	3,897,778	—	1,537,608	3,897,778	5,435,386	73,018	2022	40 Years
Hallettsville, TX	—	1,698,504	2,489,154	—	1,698,504	2,489,154	4,187,658	56,953	2022	40 Years
Midland, TX	—	775,334	1,537,915	—	775,334	1,537,915	2,313,249	35,153	2022	40 Years
Atascocita, TX	—	265,212	3,238,853	—	265,212	3,238,853	3,504,064	11,528	2022	40 Years
Baytown, TX	—	852,215	4,184,162	—	852,215	4,184,162	5,036,377	51,096	2022	40 Years
Beaumont, TX	—	252,810	1,793,672	—	252,810	1,793,672	2,046,482	22,338	2022	40 Years
Beaumont, TX	—	866,155	3,558,993	—	866,155	3,558,993	4,425,148	4,006	2022	40 Years
Brenham, TX	—	1,436,571	16,209,074	—	1,436,571	16,209,074	17,645,645	145,121	2022	40 Years
Brownsville, TX	—	474,602	686,668	—	474,602	686,668	1,161,270	777	2022	40 Years
Daisetta, TX	—	264,096	1,251,335	—	264,096	1,251,335	1,515,431	1,642	2022	40 Years
Dallas, TX	—	2,702,569	2,780,002	—	2,702,569	2,780,002	5,482,570	34,667	2022	40 Years
Dallas, TX	—	1,603,859	7,908,697	—	1,603,859	7,908,697	9,512,557	67,632	2022	40 Years
Ennis, TX	—	117,760	1,294,827	—	117,760	1,294,827	1,412,586	10,684	2022	40 Years
Hempstead, TX	—	517,067	1,138,654	—	517,067	1,138,654	1,655,721	1,372	2022	40 Years
Killeen, TX	—	1,057,720	3,009,308	—	1,057,720	3,009,308	4,067,028	40,875	2022	40 Years
League City, TX	—	233,323	1,056,145	—	233,323	1,056,145	1,289,469	13,119	2022	40 Years
Livingston, TX	—	291,190	1,955,276	—	291,190	1,955,276	2,246,466	58,610	2022	40 Years
Sachse, TX	—	1,486,211	3,133,939	—	1,486,211	3,133,939	4,620,150	24,348	2022	40 Years
San Antonio, TX	—	1,844,251	1,600,804	—	1,844,251	1,600,804	3,445,055	19,844	2022	40 Years
San Antonio, TX	—	456,278	4,092,103	—	456,278	4,092,103	4,548,381	51,151	2022	40 Years
San Antonio, TX	—	8,225,612	—	—	8,225,612	—	8,225,612	—	2022
Whitehouse, TX	—	249,151	2,378,143	—	249,151	2,378,143	2,627,294	16,289	2022	40 Years
West Jordan, UT	—	4,852,556	5,290,602	—	4,852,556	5,290,602	10,143,158	38,572	2022	40 Years
Abington, VA	—	120,721	1,269,056	—	120,721	1,269,056	1,389,777	28,992	2022	40 Years
Danville, VA	—	1,487,674	2,911,596	—	1,487,674	2,911,596	4,399,270	54,592	2022	40 Years
Dinwiddie, VA	—	285,046	3,478,289	—	285,046	3,478,289	3,763,334	65,218	2022	40 Years
Farnham, VA	—	117,517	1,356,942	—	117,517	1,356,942	1,474,459	31,006	2022	40 Years
Fredericksburg, VA	—	619,961	1,100,715	—	619,961	1,100,715	1,720,676	20,518	2022	40 Years
Fredericksburg, VA	—	703,119	—	—	703,119	—	703,119	—	2022
Pulaski, VA	—	100,420	1,518,702	—	100,420	1,518,702	1,619,122	34,698	2022	40 Years
Stuart, VA	—	797,955	2,698,524	—	797,955	2,698,524	3,496,479	61,751	2022	40 Years
Suffolk, VA	—	265,887	3,462,367	—	265,887	3,462,367	3,728,254	64,919	2022	40 Years
Warrenton, VA	—	3,395,581	2,914,723	—	3,395,581	2,914,723	6,310,304	54,651	2022	40 Years
Amissville, VA	—	3,431,638	593,963	—	3,431,638	593,963	4,025,601	647	2022	40 Years
Blackstone, VA	—	89,165	960,237	—	89,165	960,237	1,049,401	7,447	2022	40 Years
Clintwood, VA	—	113,165	1,129,975	—	113,165	1,129,975	1,243,141	10,471	2022	40 Years
Drakes Branch, VA	—	289,986	857,204	—	289,986	857,204	1,147,190	13,106	2022	40 Years
Elkton, VA	—	77,727	918,853	—	77,727	918,853	996,580	7,147	2022	40 Years
Front Royal, VA	—	521,787	955,502	—	521,787	955,502	1,477,289	7,415	2022	40 Years
Harrisonburg, VA	—	268,145	901,845	—	268,145	901,845	1,169,990	7,004	2022	40 Years
Portsmouth, VA	—	245,186	945,199	—	245,186	945,199	1,190,385	18,528	2022	40 Years
Richlands, VA	—	168,804	1,139,417	—	168,804	1,139,417	1,308,220	16,741	2022	40 Years
Roanoke, VA	—	1,674,947	3,365,215	—	1,674,947	3,365,215	5,040,162	3,505	2022	40 Years
Timberville, VA	—	246,509	1,088,525	—	246,509	1,088,525	1,335,034	8,480	2022	40 Years
Bradford, VT	—	428,378	3,997,371	—	428,378	3,997,371	4,425,749	30,458	2022	40 Years
Manchester, VT	—	455,477	2,064,534	—	455,477	2,064,534	2,520,010	35,655	2022	40 Years
Longview, WA	—	782,602	2,480,990	—	782,602	2,480,990	3,263,592	51,653	2022	40 Years
Springdale, WA	—	147,170	1,641,471	—	147,170	1,641,471	1,788,641	5,681	2022	40 Years
Yakima, WA	—	883,736	2,466,259	—	883,736	2,466,259	3,349,995	22,903	2022	40 Years
Janesville, WI	—	796,925	1,191,970	—	796,925	1,191,970	1,988,894	10,135	2022	40 Years
Appleton, WI	—	340,803	1,904,812	—	340,803	1,904,812	2,245,615	35,634	2022	40 Years
Cumberland, WI	—	270,296	1,144,054	—	270,296	1,144,054	1,414,350	26,201	2022	40 Years
Winter, WI	—	170,499	1,270,767	—	170,499	1,270,767	1,441,266	29,000	2022	40 Years
Kimberly, WI	—	1,312,245	2,811,473	—	1,312,245	2,811,473	4,123,718	4,853	2022	40 Years
Menomonee Falls, WI	—	976,214	4,312,547	—	976,214	4,312,547	5,288,761	59,512	2022	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Menomonee Falls, WI	—	988,153	—	—	988,153	—	988,153	—	2022
New Lisbon, WI	—	76,725	1,227,288	—	76,725	1,227,288	1,304,013	1,459	2022	40 Years
Plover, WI	—	67,127	1,770,000	—	67,127	1,770,000	1,837,127	1,966	2022	40 Years
West Bend, WI	—	286,709	1,696,761	—	286,709	1,696,761	1,983,470	32,448	2022	40 Years
Whitewater, WI	—	822,920	3,021,878	—	822,920	3,021,878	3,844,798	4,126	2022	40 Years
Charleston, WV	—	144,019	858,224	—	144,019	858,224	1,002,243	20,781	2022	40 Years
Morgantown, WV	—	563,100	1,952,862	—	563,100	1,952,862	2,515,962	40,450	2022	40 Years
Ranson, WV	—	800,605	—	—	800,605	—	800,605	—	2022
Westover, WV	—	2,902,457	3,819,875	—	2,902,457	3,819,875	6,722,332	71,623	2022	40 Years
Williamstown, WV	—	328,040	1,293,550	—	328,040	1,293,550	1,621,590	24,199	2022	40 Years
Barboursville, WV	—	703,425	3,654,262	—	703,425	3,654,262	4,357,686	14,592	2022	40 Years
Morgantown, WV	—	2,162,116	—	—	2,162,116	—	2,162,116	—	2022
Morgantown, WV	—	816,836	—	—	816,836	—	816,836	—	2022
Morgantown, WV	—	862,215	1,187,338	—	862,215	1,187,338	2,049,554	19,124	2022	40 Years
Weirton, WV	—	295,795	1,389,355	—	295,795	1,389,355	1,685,151	1,580	2022	40 Years
Casper, WY	—	860,483	986,978	—	860,483	986,978	1,847,461	12,235	2022	40 Years

Subtotal	32,634,841	1,947,876,798	3,997,748,899	50,651,732	1,941,598,755	4,054,678,677	5,996,277,429	321,141,833
Property Under Development
Various	—	—	65,931,938	—	—	65,931,938	65,931,938	—
Sub Total	—	—	65,931,938	—	—	65,931,938	65,931,938	—
Total	$32,634,841	$1,947,876,798	$4,063,680,837	$50,651,732	$1,941,598,755	$4,120,610,615	$6,062,209,367	$321,141,833

1. Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2020 to December 31, 2022.

	2022	2021	2020
Balance at January 1	$4,605,458,035	$3,478,088,144	$2,350,924,064
Construction and acquisition cost	1,499,979,100	1,172,183,773	1,175,354,194
Impairment charge	(1,165,524)	(2,905,125)	(4,136,998)
Disposition of real estate	(42,062,244)	(41,908,757)	(44,053,116)
Balance at December 31	$6,062,209,367	$4,605,458,035	$3,478,088,144

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2022

2. Reconciliation of Accumulated Depreciation

The following table reconciles the Real Estate Properties from January 1, 2020 to December 31, 2022.

	2022	2021	2020
Balance at January 1	$233,861,792	$172,698,378	$128,581,697
Current year depreciation expense	88,892,382	67,019,106	49,119,345
Impairment charge	(150,523)	(986,221)	—
Disposition of real estate	(1,461,818)	(4,869,471)	(5,002,664)
Balance at December 31	$321,141,833	$233,861,792	$172,698,378

3. Tax Basis of Building and Improvements

The aggregate cost of Building and Improvements for federal income tax purposes is approximately $72,745,000 more than the cost basis used for financial statement purposes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGREE REALTY CORPORATION

1
By:	/s/ Joel N. Agree	Date: February 14, 2023
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

By:	/s/ Richard Agree	Date: February 14, 2023
Richard Agree
Executive Chairman of the Board of Directors

By:	/s/ Joel N. Agree	Date: February 14, 2023
Joel N. Agree
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Peter Coughenour	Date: February 14, 2023
Peter Coughenour
Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Stephen Breslin	Date: February 14, 2023
Stephen Breslin
Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ Karen Dearing	Date: February 14, 2023
Karen Dearing
Director

By:	/s/ Merrie S. Frankel	Date: February 14, 2023
Merrie S. Frankel
Director

By:	/s/ Mike Hollman	Date: February 14, 2023
Mike Hollman
Director

By:	/s/ Michael Judlowe	Date: February 14, 2023
Michael Judlowe
Director

By:	/s/ Greg Lehmkuhl	Date: February 14, 2023
Greg Lehmkuhl
Director

By:	/s/ John Rakolta	Date: February 14, 2023
John Rakolta
Director

By:	/s/ Jerome Rossi	Date: February 14, 2023
Jerome Rossi
Director