Form 10-Q
period 2023-03-31
AGREE REALTY CORP
filed 2023-05-04
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023, or

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

As of May 3, 2023, the Registrant had 93,198,440 shares of common stock issued and outstanding.

AGREE REALTY CORPORATION

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Real Estate Investments
Land	$2,005,606	$1,941,599
Buildings	4,281,164	4,054,679
Less accumulated depreciation	(347,778)	(321,142)
	5,938,992	5,675,136
Property under development	73,123	65,932
Net Real Estate Investments	6,012,115	5,741,068

Cash and Cash Equivalents	11,809	27,763

Cash Held in Escrows	1,131	1,146

Accounts Receivable - Tenants, net	71,089	65,841

Lease Intangibles, net of accumulated amortization of
$286,748 and $263,011 at March 31, 2023 and December 31, 2022, respectively	803,654	799,448

Other Assets, net	86,629	77,923

Total Assets	$6,986,427	$6,713,189

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

	March 31,	December 31,
	2023	2022
LIABILITIES
Mortgage Notes Payable, net	$47,842	$47,971

Senior Unsecured Notes, net	1,792,611	1,792,047

Unsecured Revolving Credit Facility	196,000	100,000

Dividends and Distributions Payable	23,071	22,345

Accounts Payable, Accrued Expenses, and Other Liabilities	92,733	83,722

Lease Intangibles, net of accumulated amortization of
$37,494 and $35,992 at March 31, 2023 and December 31, 2022, respectively	36,326	36,714

Total Liabilities	2,188,583	2,082,799

EQUITY
Preferred stock, $.0001 par value per share, 4,000,000 shares authorized, 7,000 shares Series A outstanding, at stated liquidation value of $25,000 per share, at March 31, 2023 and December 31, 2022	175,000	175,000
Common stock, $.0001 par value, 180,000,000 shares authorized, 93,198,079 and 90,173,424 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	9	9
Additional paid-in-capital	4,852,927	4,658,570
Dividends in excess of net income	(254,316)	(228,132)
Accumulated other comprehensive income (loss)	22,924	23,551

Total Equity - Agree Realty Corporation	4,796,544	4,628,998
Non-controlling interest	1,300	1,392
Total Equity	4,797,844	4,630,390

Total Liabilities and Equity	$6,986,427	$6,713,189

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues
Rental income	$126,609	$98,312
Other	9	30
Total Revenues	126,618	98,342

Operating Expenses
Real estate taxes	9,432	7,611
Property operating expenses	6,782	4,477
Land lease expense	430	402
General and administrative	8,821	7,622
Depreciation and amortization	40,646	28,561
Provision for impairment	—	1,015
Total Operating Expenses	66,111	49,688

Gain (loss) on sale of assets, net	—	2,310
Gain (loss) on involuntary conversion, net	—	(25)
Income from Operations	60,507	50,939

Other (Expense) Income
Interest expense, net	(17,998)	(13,931)
Income tax (expense) benefit	(783)	(719)
Other (expense) income	48	—
Net Income	41,774	36,289

Less net income attributable to non-controlling interest	160	176
Net income attributable to Agree Realty Corporation	41,614	36,113
Less Series A preferred stock dividends	1,859	1,859
Net Income Attributable to Common Stockholders	$39,755	$34,254

Net Income Per Share Attributable to Common Stockholders
Basic	$0.44	$0.48
Diluted	$0.44	$0.48

Other Comprehensive Income
Net income	$41,774	$36,289
Amortization of interest rate swaps	(629)	82
Change in fair value and settlement of interest rate swaps	—	20,581
Total comprehensive income (loss)	41,145	56,952
Less comprehensive income (loss) attributable to non-controlling interest	158	276

Comprehensive Income (Loss) Attributable to Agree Realty Corporation	$40,987	$56,676

Weighted Average Number of Common Shares Outstanding - Basic	90,028,255	71,228,930

Weighted Average Number of Common Shares Outstanding - Diluted	90,548,172	71,336,103

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

							Accumulated
						Dividends in	Other
	Preferred Stock		Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2022	7,000	$175,000	90,173,424	$9	$4,658,570	$(228,132)	$23,551	$1,392	$4,630,390
Issuance of common stock, net of issuance costs	—	—	2,945,000	—	195,133	—	—	—	195,133
Repurchase of common shares	—	—	(35,578)	—	(2,607)	—	—	—	(2,607)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	128,993	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(13,760)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,831	—	—	—	1,831
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(65,939)	—	(250)	(66,189)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	(627)	(2)	(629)
Net income	—	1,859	—	—	—	39,755	—	160	41,774
Balance, March 31, 2023	7,000	$175,000	93,198,079	$9	$4,852,927	$(254,316)	$22,924	$1,300	$4,797,844

Cash dividends declared per depositary share of Series A preferred stock:
For the three months ended March 31, 2023		$0.266

Cash dividends declared per common share:
For the three months ended March 31, 2023				$0.720

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

							Accumulated
						Dividends in	Other
	Preferred Stock		Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2021	7,000	$175,000	71,285,311	$7	$3,395,549	$(147,366)	$(5,503)	$1,629	$3,419,316
Issuance of common stock, net of issuance costs	—	—	3,791,964	1	250,683	—	—	—	250,684
Repurchase of common shares	—	—	(28,117)	—	(1,745)	—	—	—	(1,745)
Issuance of restricted stock under the 2020 Omnibus Incentive Plan	—	—	125,422	—	648	—	—	—	648
Stock-based compensation	—	—	—	—	1,635	—	—	—	1,635
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(49,653)	—	(237)	(49,890)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	20,563	100	20,663
Net income	—	1,859	—	—	—	34,254	—	176	36,289
Balance, March 31, 2022	7,000	$175,000	75,174,580	$8	$3,646,770	$(162,765)	$15,060	$1,668	$3,675,741

Cash dividends declared per depositary share of Series A preferred stock:
For the three months ended March 31, 2022		$0.266

Cash dividends declared per common share:
For the three months ended March 31, 2022				$0.681

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities
Net income	$41,774	$36,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,646	28,561
Amortization from above (below) market lease intangibles, net	8,611	8,178
Amortization from financing costs, credit facility costs and debt discount	1,113	1,061
Stock-based compensation	1,831	1,635
Straight-line accrued rent	(3,039)	(3,135)
Provision for impairment	—	1,015
(Gain) loss on sale of assets	—	(2,310)
(Increase) decrease in accounts receivable	(2,209)	(2,845)
(Increase) decrease in other assets	(10,024)	(4,708)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	15,468	(2,274)
Net Cash Provided by Operating Activities	94,171	61,467

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(303,382)	(413,098)
Development of real estate investments and other assets, net of reimbursements
(including capitalized interest of $539 in 2023 and $112 in 2022)	(27,687)	(33,291)
Payment of leasing costs	(38)	(45)
Net proceeds from sale of assets	—	7,643
Net Cash Used in Investing Activities	(331,107)	(438,791)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	195,133	250,684
Repurchase of common shares	(2,607)	(1,745)
Unsecured revolving credit facility borrowings	385,000	330,000
Unsecured revolving credit facility repayments	(289,000)	(170,000)
Payments of mortgage notes payable	(221)	(209)
Payment of Series A preferred dividends	(1,859)	(1,859)
Payment of common stock dividends	(65,198)	(48,771)
Distributions to non-controlling interest	(266)	(237)
Payments for financing costs	(15)	(23)
Net Cash Provided by Financing Activities	220,967	357,840

Net Increase (Decrease) in Cash and Cash Equivalents and Cash Held in Escrow	(15,969)	(19,484)
Cash and cash equivalents and cash held in escrow, beginning of period	28,909	45,250
Cash and cash equivalents and cash held in escrow, end of period	$12,940	$25,766

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$7,044	$13,367
Cash paid for income tax	$279	$1,336

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Series A preferred dividends declared and unpaid	$620	$620
Common stock dividends and limited partners' distributions declared and unpaid	$22,451	$17,143
Change in accrual of development, construction and other real estate investment costs	$(6,459)	$411

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.6% common equity interest as of March 31, 2023. There is a one-for-one relationship between the limited partnership interests in the Operating Partnership (“Operating Partnership Common Units”) owned by the Company and shares of Company common stock outstanding.  The Company also owns a Series A preferred equity interest in the Operating Partnership.  This preferred equity interest corresponds on a one-for-one basis to the Company’s Series A Preferred Stock (see Note 6 – Common and Preferred Stock), providing income and distributions to the Company equal to the dividends payable on that stock. Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the “Company,” “Management,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three months ended March 31, 2023 may not be indicative of the results that may be expected for the year ending December 31, 2023.  Amounts as of December 31, 2022 included in the Condensed Consolidated Financial Statements have been derived from the audited Consolidated Financial Statements as of that date. The unaudited Condensed Consolidated Financial Statements, included herein, should be read in conjunction with the audited Consolidated Financial Statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Form 10-K for the year ended December 31, 2022.

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, the Operating Partnership and its wholly owned subsidiaries. The Company, as the sole general partner, held 99.6% of the Operating Partnership’s common equity as of March 31, 2023 and December 31, 2022, as well as 100% of the Series A preferred equity interest.  All material intercompany accounts and transactions are eliminated, including the Company’s Series A preferred equity interest in the Operating Partnership.

At March 31, 2023 and December 31, 2022, the non-controlling interest in the Operating Partnership consisted of a 0.4% common ownership interest in the Operating Partnership held by the Company’s founder and chairman. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all non-controlling Operating Partnership Common Units, there would have been 93,545,698 shares of common stock outstanding at March 31, 2023.

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

In-place lease intangible assets and the capitalized above- and below-market lease intangibles are amortized over the non-cancelable term of the lease as well as any option periods included in the estimated fair value.  In-place lease intangible assets are amortized to amortization expense and above- and below-market lease intangibles are amortized as a net adjustment to rental income.  In the event of early lease termination, the remaining net book value of any above- or below-market lease intangible is recognized as an adjustment to rental income.

The following schedule summarizes the Company’s amortization of lease intangibles for the three months ended March 31, 2023 and 2022 (presented in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Lease intangibles (in-place)	$13,624	$8,795
Lease intangibles (above-market)	10,113	9,636
Lease intangibles (below-market)	(1,502)	(1,458)
Total	$22,235	$16,973

The following schedule represents estimated future amortization of lease intangibles as of March 31, 2023 (presented in thousands):

	2023
Year Ending December 31,	(remaining)	2024	2025	2026	2027	Thereafter	Total
Lease intangibles (in-place)	$40,994	$51,573	$48,530	$45,237	$40,564	$188,694	$415,592
Lease intangibles (above-market)	28,946	35,073	32,739	31,010	28,632	231,662	388,062
Lease intangibles (below-market)	(4,220)	(5,065)	(4,630)	(4,276)	(3,867)	(14,268)	(36,326)
Total	$65,720	$81,581	$76,639	$71,971	$65,329	$406,088	$767,328

Impairments

The Company reviews real estate investments and related lease intangibles for possible impairment when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, the Company’s ability or expectation to re-lease properties that are vacant or become vacant or a change in the anticipated holding period for a property.

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

Cash and Cash Equivalents and Cash Held in Escrows

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of deposit, checking, and money market accounts.  The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Cash held in escrows primarily relates to proposed like-kind exchange transactions pursued under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and funds restricted through a mortgage agreement. The Company had $11.4 million and $27.1 million in cash and cash equivalents and cash held in escrow as of March 31, 2023 and December 31, 2022, respectively, in excess of the FDIC insured limit.

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

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$11,809	$27,763
Cash held in escrow	1,131	1,146
Total of cash and cash equivalents and cash held in escrow	$12,940	$28,909

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

Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the accounts receivable - tenants line item in the Condensed Consolidated Balance Sheets. The balance of straight-line rent receivables at March 31, 2023 and December 31, 2022 was $56.9 million and $53.9 million, respectively. To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce rental income.

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

As of March 31, 2023, the Company has seven leases across five tenants where collection is no longer considered probable. For these tenants, the Company is recording rental income on a cash basis and has written off any outstanding receivables, including straight-line rent receivables. Adjustments to rental revenue related to potentially uncollectible charges under these tenant leases resulted in a reduction to rental income of less than $0.1 million for the three months ended March 31, 2023.

In addition to the tenant-specific collectability assessment performed, the Company may also recognize a general allowance, as a reduction to rental revenue, for its operating lease receivables which are not expected to be fully collectible based on the potential for settlement of arrears. As of March 31, 2023 and December 31, 2022, no general allowance was recognized.

The Company’s leases provide for reimbursement from tenants for common area maintenance, insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursement revenue is estimated each period and is recognized as rental revenue in the period the recoverable costs are incurred and accrued, and the related revenue is earned. The balance of unbilled operating cost reimbursement receivable at March 31, 2023 and December 31, 2022 was $11.9 million and $11.1 million, respectively. Unbilled operating cost reimbursement receivable is reflected in accounts receivable – tenants, net in the Condensed Consolidated Balance Sheets.

The Company has adopted the practical expedient in FASB ASC Topic 842, Leases (“ASC 842”) that allows lessors to combine non-lease components with the lease components when the timing and patterns of transfer for the lease and non-lease components are the same and the lease is classified as an operating lease.  As a result, all rentals and reimbursements pursuant to tenant leases are reflected as one line, rental income, in the Condensed Consolidated Statement of Operations and Comprehensive Income.

Earnings per Share

Earnings per share of common stock has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings Per Share.  The guidance requires the classification of the Company’s unvested restricted shares, which contain rights to receive non-forfeitable dividends, as participating securities requiring the two-class method of computing net income per share of common stock.  In accordance with the two-class method, earnings per share has been computed by dividing net income less net income attributable to unvested restricted shares by the weighted average number of shares of common stock outstanding less unvested restricted shares. Diluted earnings per share is computed by dividing net income less net income attributable to unvested restricted shares by the weighted average shares of common shares and potentially dilutive securities in accordance with the treasury stock method.

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net earnings per share of common stock for each of the periods presented (presented in thousands, except for share data):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income attributable to Agree Realty Corporation	$41,614	$36,113
Less: Series A preferred stock dividends	(1,859)	(1,859)
Net income attributable to common stockholders	39,755	34,254
Less: Income attributable to unvested restricted shares	(106)	(110)
Net income used in basic and diluted earnings per share	$39,649	$34,144

Weighted average number of common shares outstanding	90,273,864	71,471,247
Less: Unvested restricted shares	(245,609)	(242,317)
Weighted average number of common shares outstanding used in basic earnings per share	90,028,255	71,228,930

Weighted average number of common shares outstanding used in basic earnings per share	90,028,255	71,228,930
Effect of dilutive securities:
Share-based compensation	71,925	58,190
ATM Forward Equity Offerings	147,104	980
December 2021 Forward Offering	—	48,003
September 2022 Forward Equity Offering	300,888	—
Weighted average number of common shares outstanding used in diluted earnings per share	90,548,172	71,336,103

For the three months ended March 31, 2023, 1,050 shares of restricted common stock (“restricted shares”) granted in 2020 and 4,413 performance units granted in 2023 were anti-dilutive and were not included in the computation of diluted earnings per share.

For the three months ended March 31, 2022, 76,623 shares of common stock related to the 2021 at-the-market (“ATM”)

forward equity offerings, 4,733 restricted shares granted in 2020 and 2021, and 1,078 performance units granted in 2022 were anti-dilutive and were not included in the computation of diluted earnings per share.

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

Equity Offering Costs

Underwriting commissions and offering costs of equity offerings have been reflected as a reduction of additional paid-in-capital in the Company’s Condensed Consolidated Balance Sheets.

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

Management’s Responsibility to Evaluate Its Ability to Continue as a Going Concern

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

Segment Reporting

The Company is primarily in the business of acquiring, developing and managing retail real estate. The Company’s chief operating decision maker, which is its Chief Executive Officer, does not distinguish or group operations on a geographic or other basis when assessing the financial performance of the Company’s portfolio of properties.  Accordingly, the Company has a single reportable segment for disclosure purposes.

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

Level 2 –   Valuation is based upon inputs other than Level 1 inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –   Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include option pricing models, discounted cash flow models and similar techniques.

Recent Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820)” (“ASU 2022-03”).  ASU 2022-03 clarifies that contractual sale restrictions on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, are not considered in measuring the fair value of equity securities.  In addition, the amendment requires the disclosure of: (1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, (2) the nature and remaining duration of the restrictions, and (3) any circumstances that could cause a lapse in the restrictions. The amendments in ASU 2022-03 are effective for the Company for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years.  The amendment is applied prospectively and early adoption is permitted. The Company continues to evaluate the potential impact of the guidance.

Note 3 – Leases

Tenant Leases

The Company is primarily focused on the ownership, acquisition, development and management of retail properties leased to industry leading tenants.  As of March 31, 2023, the Company’s portfolio was approximately 99.7% leased and had a weighted average remaining lease term (excluding extension options) of approximately 8.8 years. A significant majority of its properties are leased to national tenants and approximately 68.0% of its annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners.

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

The following table includes information regarding contractual lease payments for the Company’s operating leases for which it is the lessor, for the three months ended March 31, 2023 and 2022 (presented in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Total lease payments	$132,152	$103,362
Less: Operating cost reimbursements and percentage rents	16,391	11,914
Total non-variable lease payments	$115,761	$91,448

At March 31, 2023, future non-variable lease payments to be received from the Company’s operating leases for the remainder of 2023, the following four years, and thereafter are as follows (presented in thousands):

	2023
Year Ending December 31,	(remaining)	2024	2025	2026	2027	Thereafter	Total
Future non-variable lease payments	$368,894	$487,577	$477,641	$458,347	$436,493	$2,325,780	$4,554,732

Deferred Revenue

As of March 31, 2023 and December 31, 2022, there was $21.1 million and $18.1 million, respectively, in deferred revenues resulting from rents paid in advance. Deferred revenues are recognized within accounts payable, accrued expenses, and other liabilities on the Condensed Consolidated Balance Sheets as of these dates.

Land Lease Obligations

The Company is the lessee under land lease agreements for certain of its properties. ASC 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases, whether qualifying as operating or finance.  As of March 31, 2023 and December 31, 2022, the Company had $60.7 million and $60.9 million, respectively, of right of use assets, net, recognized within other assets in the Condensed Consolidated Balance Sheets, while the corresponding lease obligations, net, of $23.4 million and $23.6 million, respectively, were recognized within accounts payable, accrued expenses, and other liabilities on the Condensed Consolidated Balance Sheets as of these dates.

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

Amortization of right of use assets for operating land leases is classified as land lease expense and was $0.4 million for both the three months ended March 31, 2023 and 2022. There was no amortization of right of use assets for finance land leases, as the underlying leased asset (land) has an infinite life.  Interest expense on finance land leases was less than $0.1 million during the three months ended March 31, 2023 and 2022.

In calculating its lease obligations under ground leases, the Company uses discount rates estimated to be equal to what it would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following tables include information on the Company’s land leases for which it is the lessee, for the three months ended March 31, 2023 and 2022 and maturity analysis as of March 31, 2023. (presented in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating leases:
Operating cash outflows	$299	$298
Weighted-average remaining lease term - operating leases (years)	33.4	33.7

Finance leases:
Operating cash outflows	$63	$64
Financing cash outflows	$21	$20
Weighted-average remaining lease term - finance leases (years)	1.5	2.5

The weighted-average discount rate used in computing operating and finance lease obligations approximated 4% at March 31, 2023 and 2022.

Maturity analysis of lease liabilities for operating land leases as of March 31, 2023 for the remainder of 2023 and the following four years. (presented in thousands)

	2023
Year Ending December 31,	(remaining)	2024	2025	2026	2027	Thereafter	Total
Lease payments	$897	$1,197	$1,197	$1,195	$1,042	$28,809	$34,337
Imputed interest	(531)	(690)	(669)	(647)	(627)	(13,863)	(17,027)
Total lease liabilities	$366	$507	$528	$548	$415	$14,946	$17,310

Maturity analysis of lease liabilities for finance land leases as of March 31, 2023 for the remainder of 2023 and the following four years. (presented in thousands)

	2023
Year Ending December 31,	(remaining)	2024	2025	2026	2027	Thereafter	Total
Lease payments	$252	$6,252	$—	$—	$—	$—	$6,504
Imputed interest	(188)	(207)	—	—	—	—	(395)
Total lease liabilities	$64	$6,045	$—	$—	$—	$—	$6,109

Note 4 – Real Estate Investments

Real Estate Portfolio

As of March 31, 2023, the Company owned 1,908 properties, with a total gross leasable area (“GLA”) of approximately 40.1 million square feet. Net Real Estate Investments totaled $6.0 billion as of March 31, 2023. As of December 31, 2022, the Company owned 1,839 properties, with a total GLA of approximately 38.1 million square feet. Net Real Estate Investments totaled $5.7 billion as of December 31, 2022.

Acquisitions

During the three months ended March 31, 2023, the Company purchased 66 retail net lease assets for approximately $303.9 million, which includes acquisition and closing costs. These properties are located in 24 states and had a weighted average lease term of approximately 13.1 years.

The aggregate acquisitions for the three months ended March 31, 2023 were allocated $59.7 million to land, $217.4 million to buildings and improvements and $26.8 million to lease intangibles, net.

During the three months ended March 31, 2022, the Company purchased 106 retail net lease assets for approximately $409.8 million, which includes acquisition and closing costs. These properties are located in 32 states and had a weighted average lease term of approximately 9.2 years. The aggregate acquisitions for the three months ended March 31, 2022 were allocated $99.8 million to land, $249.2 million to buildings and improvements, and $60.8 million to lease intangibles.

The acquisitions were funded as all cash purchases and there was no material contingent consideration associated with these acquisitions. None of the Company’s acquisitions during the first three months of 2023 or 2022 caused any new or existing tenant to comprise 10% or more of its total assets or generate 10% or more of its total annualized contractual base rent.

Developments

During the three months ended March 31, 2023, the Company commenced five and completed three development or Partner Capital Solutions projects.  At March 31, 2023, the Company had 26 development or Partner Capital Solutions projects under construction.

During the three months ended March 31, 2022, the Company commenced 15 and completed one development or Partner Capital Solutions projects.  As of March 31, 2022, the Company had 17 development or Partner Capital Solutions projects under construction.

Dispositions

The Company did not dispose of any properties during the three months ended March 31, 2023.  During the three months ended March 31, 2022, the Company sold one property for net proceeds of $7.6 million and recorded a net gain of $2.3 million.

Assets Held for Sale

The Company did not classify any operating properties as real estate held for sale at March 31, 2023 or December 31, 2022.

Provisions for Impairment

As a result of the Company’s review of real estate investments, it recognized no provisions for impairment for the three months ended March 31, 2023 and a $1.0 million provision for impairment for the three months ended March 31, 2022. The estimated fair value of the impaired real estate assets at their time of impairment during 2022 was $1.8 million.

Note 5 – Debt

As of March 31, 2023, the Company had total gross indebtedness of $2.06 billion, including (i) $50.2 million of mortgage notes payable; (ii) $1.81 billion of senior unsecured notes; and (iii) $196.0 million outstanding under the Revolving Credit Facility (defined below).

Mortgage Notes Payable

As of March 31, 2023, the Company had total gross mortgage indebtedness of $50.2 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $85.7 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.93% as of March 31, 2023 and 3.94% as of December 31, 2022.

Mortgage notes payable consisted of the following (presented in thousands):

	March 31, 2023	December 31, 2022
Note payable in monthly installments of interest only at 5.01% per annum, with a balloon payment due September 2023	$4,622	$4,622

Note payable in monthly installments of $92 including interest at 6.27% per annum, with a final monthly payment due July 2026	3,301	3,523

Note payable in monthly installments of interest only at 3.63% per annum, with a balloon payment due December 2029	42,250	42,250

Total principal	50,173	50,395
Unamortized debt issuance costs and assumed debt discount, net	(2,331)	(2,424)
Total	$47,842	$47,971

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At March 31, 2023, there were no mortgage loans with partial recourse to the Company.

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

Senior Unsecured Notes

The following table presents the senior unsecured notes principal balances net of unamortized debt issuance costs and original issue discounts for the Company’s private placement and public offerings as of March 31, 2023 and December 31, 2022 (presented in thousands):

	All-in
	Interest Rate (1)	Maturity	March 31, 2023	December 31, 2022
2025 Senior Unsecured Notes	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes (2)	2.11%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes (3)	3.49%	October 2030	350,000	350,000
2031 Senior Unsecured Notes (4)	4.42%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes (5)	3.96%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes (6)	2.13%	June 2033	300,000	300,000
Total Principal			1,810,000	1,810,000
Unamortized debt issuance costs and original issue discounts, net			(17,389)	(17,953)
Total			$1,792,611	$1,792,047

(1) The all-in interest rate reflects the straight-line amortization of the terminated swap agreements, as applicable.

(2) The 2028 Senior Unsecured Public Notes’ stated coupon rate is 2.00%.

(3) The 2030 Senior Unsecured Public Notes’ stated coupon rate is 2.90%.

(4) The 2031 Senior Unsecured Notes’ stated coupon rate is 4.47%.

(5) The 2032 Senior Unsecured Public Notes’ stated coupon rate is 4.80%.

(6) The 2033 Senior Unsecured Public Notes’ stated coupon rate is 2.60%.

The Company has entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows on forecasted issuances of debt. Refer to Note 9 – Derivative Instruments and Hedging Activity.  In connection with pricing certain Senior Unsecured Notes and Senior Unsecured Public Notes, the Company terminated forward-starting interest rate swap agreements to fix the interest rate on all or a portion of the respective notes.

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

Senior Unsecured Notes – Public Offerings

The 2028 Senior Unsecured Public Notes, 2030 Senior Unsecured Public Notes, 2032 Senior Unsecured Public Notes and 2033 Senior Unsecured Public Notes (collectively the “Public Notes”) are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership. The Public Notes are governed by an indenture, dated August 17, 2020, among the Operating Partnership, the Company and trustee (as supplemented by an officer’s certificate dated at the issuance of each of the Public Notes, the “Indenture”). The Indenture contains various restrictive covenants, including limitations on the ability of the guarantors and the issuer to incur additional indebtedness and requirements to maintain a pool of unencumbered assets.

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

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt as of March 31, 2023 (presented in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2023	$683	$4,622	$5,305
2024	963	—	963
2025	1,026	50,000	51,026
2026 (1)	629	196,000	196,629
2027	—	50,000	50,000
Thereafter	—	1,752,250	1,752,250
Total scheduled principal payments	$3,301	$2,052,872	$2,056,173
(1)	The Revolving Credit Facility matures in January 2026, with options to extend the maturity to January 2027. The Revolving Credit Facility had a $196.0 million outstanding balance as of March 31, 2023.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum total leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of March 31, 2023, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of March 31, 2023.

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

Common Stock Offerings

In December 2021, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 750,000 shares, in connection with forward sale agreements. The offering resulted in net proceeds to the Company of approximately $368.7 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreements. During the three months ended March 31, 2022, the Company settled 1,666,668 shares of the forward sale agreements, realizing net proceeds of $107.7 million.

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

In October 2022, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 750,000 shares, in connection with forward sale agreements. Upon settlement, the offering is anticipated to raise net proceeds of approximately $380.9 million after deducting fees and making certain other adjustments as provided in the equity distribution agreements. As of December 31, 2022, the Company settled 1,600,000 shares of these October 2022 forward sale agreements, realizing net proceeds of $106.2 million. During the three months ended March 31, 2023, the Company settled an additional 2,945,000 shares of these October 2022 forward sale agreements, realizing net proceeds of $195.2 million. The Company is required to settle the remaining 1,205,000 shares of these October 2022 forward sale agreements by September 2023.

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

Dividends on the Series A Preferred Shares are payable monthly in arrears on the first day of each month (or, if not on a business day, on the next succeeding business day). The dividend rate is 4.25% per annum of the $25,000 (equivalent to $25.00 per Depositary Share) liquidation preference. Monthly dividends on the Series A Preferred Shares have been and will be in the amount of $0.08854 per Depositary Share, equivalent to $1.0625 per annum.

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

ATM Programs

The Company enters into ATM programs through which the Company, from time to time, sells shares of common stock and/or enters into forward sale agreements.

Under the current $750.0 million ATM Program, the Company has entered into forward sale agreements to sell an aggregate of 4,350,232 shares of common stock, for anticipated proceeds of $300.6 million. Through December 31, 2022, the Company settled 245,591 shares of these forward sale agreements for net proceeds of approximately $18.1 million, after deducting fees and expenses. No additional forward sale agreements were entered and no additional shares were settled during the three months ended March 31, 2023.

The Company is required to settle the remaining 4,104,641 shares subject to forward sale agreements by various dates between November and December 2023.  After considering the shares of common stock issued or sold subject to forward sale agreements under the current ATM Program, the Company had approximately $446.6 million of availability remaining under the program as of March 31, 2023.

As of March 31, 2022, the Company had entered into forward sale agreements to sell an aggregate of 2,125,296 shares of common stock under our prior ATM program. The Company settled the entirety of these forward sale agreements during the three months ended March 31, 2022 for net proceeds of approximately $143.1 million, after deducting fees and expenses.

Note 7 – Dividends and Distribution Payable

During the three months ended March 31, 2023 and 2022 the Company declared monthly dividends of $0.240 and $0.227, respectively, per common share. Holders of Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for January and February were paid during the quarter, while the March amounts were recorded as liabilities on the Condensed Consolidated Balance Sheets at March 31, 2023 and 2022. The March 2023 and 2022 dividends per common share and distributions per Operating Partnership Common Units were paid on April 14, 2023 and April 14, 2022, respectively.

During the three months ended March 31, 2023 and 2022 the Company declared monthly dividends on the Series A Preferred Shares in the amount of $0.08854, respectively, per Depositary Share.  The dividends payable for January and February were paid during the quarter, while the March dividend was recorded as a liability on the Condensed Consolidated Balance Sheet at March 31, 2023 and 2022. The March 2023 and 2022 dividends per Depository Share were paid on April 3, 2023 and April 1, 2022, respectively.

Note 8 – Income Taxes

Uncertain Tax Positions

The Company is subject to the provisions of FASB ASC Topic 740-10 (“ASC 740-10”) and has analyzed its various federal and state filing positions. The Company believes that its income tax filing positions and deductions are documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740-10. The Company’s federal income tax returns are open for examination by taxing authorities for all tax years after December 31, 2019. The Company has elected to record related interest and penalties, if any, as income tax expense on the Consolidated Statements of Operations and Comprehensive Income. The Company has no material interest or penalties relating to income taxes recognized for the three months ended March 31, 2023 and 2022.

Income Tax Expense

The Company recognized total federal and state tax expense of approximately $0.8 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.

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

The Company had no outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of March 31, 2023 and December 31, 2022.

The table below presents the effect of the Company’s derivative financial instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2023 and 2022 (presented in thousands).

	Amount of Income/(Loss)		Location of Accumulated OCI	Amount Reclassified from
	Recognized in		Reclassified from Accumulated	Accumulated OCI as a
	OCI on Derivative		OCI into Income	(Reduction)/Increase in Interest Expense
Three Months Ended March 31,	2023	2022		2023	2022

Interest rate swaps	$—	$20,581	Interest expense	$(629)	$82

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of March 31, 2023.

Credit-Risk-Related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

Although previous derivative contracts were subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the Condensed Consolidated Balance Sheets.

As of March 31, 2023 and December 31, 2022, the Company had no derivatives outstanding.

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

Financial Instruments

The carrying values of cash and cash equivalents, cash held in escrow, accounts receivable and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

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

The Company determined that the valuation of its Senior Unsecured Notes and Revolving Credit Facility are classified as Level 2 of the fair value hierarchy and its fixed rate mortgages are classified as Level 3 of the fair value hierarchy.  The Senior Unsecured Notes had carrying values of $1.79 billion as of March 31, 2023 and December 31, 2022 and had fair values of $1.57 billion and $1.54 billion, respectively. The Revolving Credit Facility’s fair value is estimated to be equal to the carrying value of $196.0 million and $100.0 million as of March 31, 2023 and December 31, 2022, respectively, as it is variable rate debt. The Mortgage Notes Payable had carrying values of $47.8 million and $48.0 million as of March 31, 2023 and December 31, 2022, respectively, and had fair values of $46.0 million and $45.4 million as of those dates.

Note 11 – Equity Incentive Plan

In May 2020, the Company’s stockholders approved the Agree Realty Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the award to employees, directors and consultants of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 700,000 shares of the Company’s common stock. As of March 31, 2023, 317,932 shares of common stock were available for issuance under the 2020 Plan.

Restricted Stock - Employees

Restricted shares have been granted to certain employees which vest based on continued service to the Company.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. Restricted share awards granted prior to 2023 vest over a five-year period while awards granted in 2023 vest over a three-year period.

The Company estimates the fair value of restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the appropriate vesting period. The Company used 0% for the forfeiture rate for determining the fair value of restricted stock. During the three months ended March 31, 2023 and 2022 the Company recognized $1.0 million, respectively, of expense relating to restricted share grants.

As of March 31, 2023, there was $13.2 million of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.0 years. The intrinsic value of restricted shares redeemed was $2.6 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively.

Restricted share activity is summarized as follows:

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2022	183	$65.46

Restricted stock granted	82	$73.24
Restricted stock vested	(51)	$63.72
Restricted stock forfeited	(14)	$69.00

Unvested restricted stock at March 31, 2023	200	$68.81

Performance Units and Shares

Performance shares were granted to certain executive officers prior to 2019, while performance units were granted beginning in 2019. Performance units or shares are subject to a three-year performance period, following the conclusion of which shares awarded are to be determined by the Company’s total shareholder return (“TSR”) compared to the constituents of the MSCI US REIT Index and a defined peer group. Fifty percent of the award is based upon the TSR percentile rank versus the constituents in the MSCI US REIT Index for the three-year performance period; and fifty percent of the award is based upon TSR percentile rank versus a specified net lease peer group for the three-year performance period. For performance units and shares granted prior to 2023, vesting of the performance units and shares following their issuance will occur ratably over a three-year period, with the initial vesting occurring immediately following the conclusion of the performance period such that all units and shares vest within five years of the original award date. Performance units granted in 2023 vest following the conclusion of the performance period such that all units will vest three years from the original award date.

The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model. For the performance units and shares granted prior to 2023, compensation expense is amortized on an attribution method over a five-year period. For performance units granted in 2023, compensation expense is amortized on a straight-line basis over a three-year period. Compensation expense related to performance units or shares is determined at the grant date and is not adjusted throughout the measurement or vesting periods.

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

The following assumptions were used when determining the grant date fair value:

	2023	2022	2021
Expected term (years)	2.9	2.9	2.9
Volatility	23.6%	33.5%	33.9%
Risk-free rate	4.4%	1.8%	0.2%

The Company recognized expense related to performance units and shares for which the three-year performance period has not yet been completed of $0.4 million and $0.3 million for each of the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $6.2 million of total unrecognized compensation costs related to performance units and shares for which the three-year performance period has not yet been completed, which is expected to be recognized over a weighted average period of 3.0 years.

The Company recognized expense related to performance units and shares for which the three-year performance period was completed, however the shares have not yet vested, of $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $0.5 million of total unrecognized compensation costs related to performance units and shares for which the three-year performance period has been completed, however the shares have not yet vested, which is expected to be recognized over a weighted average period of 1.4 years.

Performance units and shares activity is summarized as follows:

	Target Number	Weighted Average
	of Awards	Grant Date
	(in thousands)	Fair Value
Performance units at December 31, 2022 - three-year performance period to be completed	85	$72.27

Performance units granted	47	$80.34
Performance units at March 31, 2023- three-year performance period completed	(21)	$90.17

Performance units at March 31, 2023 - three-year performance period to be completed	111	$72.14

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Performance units and shares - three-year performance period completed but not yet vested at December 31, 2022	32	$61.91

Shares earned at completion of three-year performance period (1)	33	$90.17
Shares vested	(34)	$69.73

Performance units and shares - three-year performance period completed but not yet vested at March 31, 2023	31	$83.40

(1)Performance units granted in 2020 for which the three-year performance period was completed December 31, 2022 paid out at the 150% performance level.

Restricted Stock - Directors

During the three months ended March 31, 2023, 14,535 restricted shares were granted to independent members of the Company’s board of directors at a weighted average grant date fair value of $73.27 per share.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The restricted shares granted to non-employee directors vest over the 2023 calendar year commensurate with the board members’ annual services to the Company.

The Company estimates the fair value of board members’ restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the one-year vesting period. The Company recognized expense relating to restricted share grants to the board members of $0.3 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, there was $0.8 million of total unrecognized compensation costs related to the board members’ outstanding restricted shares, which is expected to be recognized over the remainder of 2023. The Company used 0% for the forfeiture rate for determining the fair value of this restricted stock.

Note 12 – Commitments and Contingencies

In the ordinary course of business, the Company is party to various legal actions which the Company considers to be routine in nature and incidental to the operation of its business. The Company believes that the outcome of the proceedings will not have a material adverse effect upon the Company’s consolidated financial position or results of operations.

Note 13 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to March 31, 2023 through the date on which these financial statements were issued to determine whether any of these events required disclosure in the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors, however, is the adverse effect of macroeconomic conditions, including inflation and the potential impacts of pandemics, epidemics or other public health emergencies or fear of such events, such as the outbreak of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The extent to which macroeconomic trends and future impacts of COVID-19 or other pandemics may impact the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of macroeconomic conditions. Additional factors which may cause actual results to differ materially from current expectations include, but are not limited to: the factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; global and national economic conditions and changes in general economic, financial and real estate market conditions; the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies; the Company’s concentration with certain tenants and in certain markets, which may make the Company more susceptible to adverse events; changes in the Company’s business strategy; risks that the Company’s acquisition and development projects will fail to perform as expected; adverse changes and disruption in the retail sector and the financing stability of the Company’s tenants, which could impact tenants’ ability to pay rent and expense reimbursement; the Company’s ability to pay dividends; risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; loss of key management personnel; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; the Company’s ability to renew or re-lease space as leases expire; limitations in the Company’s tenants’ leases on real estate tax, insurance and operating cost reimbursement obligations; loss or bankruptcy of one or more of the Company’s major tenants, and bankruptcy laws that may limit the Company’s remedies if a tenant becomes bankrupt and rejects its leases; potential liability for environmental contamination, which could result in substantial costs; the Company’s level of indebtedness, which could reduce funds available for other business purposes and reduce the Company’s operational flexibility; covenants in the Company’s credit agreements and unsecured notes, which could limit the Company’s flexibility and adversely affect its financial condition; credit market developments that may reduce availability under the Company’s revolving credit facility; an increase in market interest rates which could raise the Company’s interest costs on existing and future debt; a decrease in interest rates, which may lead to additional competition for the acquisition of real estate or adversely affect the Company’s results of operations; the Company’s hedging strategies, which may not be successful in mitigating the Company’s risks associated with interest rates; legislative or regulatory changes, including changes to laws governing real estate investment trusts (“REITs”); the Company’s ability to maintain its qualification as a REIT for federal income tax purposes and the limitations imposed on its business by its status as a REIT; and the Company’s failure to qualify as a REIT for federal income tax purposes, which could adversely affect the Company’s operations and ability to make distributions.

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994.  The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership, of which the Company is the sole general partner and in which it held a 99.6% common interest as of March 31, 2023. Refer to Note 1- Organization in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for further information on the ownership structure. Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

As of March 31, 2023, the Company’s portfolio consisted of 1,908 properties located in 48 states and totaling approximately 40.1 million square feet of GLA. The portfolio was approximately 99.7% leased and had a weighted average remaining lease term of approximately 8.8 years. A significant majority of the Company’s properties are leased to national tenants and approximately 68.0% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

The Company elected to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 1994. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes and we intend to continue operating in such a manner.

Results of Operations

Overall

The Company’s real estate investment portfolio grew from approximately $4.7 billion in net investment amount representing 1,510 properties with 31.0 million square feet of GLA as of March 31, 2022 to approximately $6.0 billion in net investment amount representing 1,908 properties with 40.1 million square feet of GLA at March 31, 2023. The Company’s real estate investments were made throughout and between the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2023 on acquisitions that were made during 2022. Similarly, the full rental income impact of acquisitions made during 2023 to-date will not be seen until the remainder of 2023.

Acquisitions

During the three months ended March 31, 2023, the Company acquired 66 retail net lease assets for approximately $303.9 million, which includes acquisition and closing costs. These properties are located in 24 states and are leased to tenants operating in 16 diverse retail sectors for a weighted average lease term of approximately 13.1 years. The underwritten weighted-average capitalization rate on the Company’s acquisitions during the three months ended March 31, 2023 was 6.7%.1

1 When used within this discussion, “weighted-average capitalization rate” for acquisitions and dispositions is defined by the Company as the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the purchase and sales prices for occupied properties.

Dispositions

During the three months ended March 31, 2023, the Company did not dispose of any properties.

Development and Partner Capital Solutions

During the three months ended March 31, 2023, the Company commenced five and completed three development or Partner Capital Solutions projects.  At March 31, 2023, the Company had 26 development or Partner Capital Solutions projects under construction.

Comparison of Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022

	Three Months Ended		Variance
	March 31, 2023	March 31, 2022	(in dollars)	(percentage)
Rental Income	$126,609	$98,312	$28,297	29%
Real Estate Tax Expense	$9,432	$7,611	$1,821	24%
Property Operating Expense	$6,782	$4,477	$2,305	51%
Depreciation and Amortization Expense	$40,646	$28,561	$12,085	42%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisitions and the ownership of an increased number of properties during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, as further described under Results of Operations - Overall above.

General and administrative expenses increased $1.2 million, or 16%, to $8.8 million for the three months ended March 31, 2023, compared to $7.6 million for the three months ended March 31, 2022. The increase was primarily the result of growth in employee headcount and resulting increase in compensation costs. General and administrative expenses as a percentage of total revenue decreased to 7.0% in the first quarter of 2023 from 7.8% in the first quarter of 2022.

Interest expense increased $4.1 million, or 29%, to $18.0 million for the three months ended March 31, 2023, compared to $13.9 million for the three months ended March 31, 2022. The increase in interest expense was primarily a result of higher levels of borrowings in the first quarter of 2023 in comparison to the first quarter of 2022 as well as higher interest rates under the Revolving Credit Facility. Borrowings increased, primarily from the issuance of $300 million of 2032 Senior Unsecured Public Notes completed in August 2022, in order to finance the acquisition and development of additional properties.

No dispositions were completed during the three months ended March 31, 2023, as a result no gain on sale of assets was recognized during the period, resulting in a decrease of $2.3 million in comparison to the gain on sale of assets recognized during the three months ended March 31, 2022.  Gains on sales of assets are dependent on levels of disposition activity and the assets’ bases relative to their sales prices.  As a result, such gains are not necessarily comparable period-to-period.

Income tax expense increased $0.1 million, or 9%, to $0.8 million for the three months ended March 31, 2023, compared to $0.7 million for the three months ended March 31, 2022. The increase in income tax expense was primarily driven by state and local taxes due to the acquisition and the ownership of additional properties during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Net income increased $5.5 million, or 15%, to $41.8 million for the three months ended March 31, 2023, compared to $36.3 million for the three months ended March 31, 2022.  The change was the result of the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders increased $5.5 million to $39.8 million for the three months ended March 31, 2023, compared to $34.3 million for the three months ended March 31, 2022.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on its outstanding indebtedness, dividends and distributions to its stockholders and holders of the units of the Operating Partnership (the “Operating Partnership Common Units”), and future property acquisitions and development.

The Company expects to meet its short-term liquidity requirements through cash and cash equivalents held as of March 31, 2023, cash provided from operations, and borrowings under its revolving credit facility. As of March 31, 2023, available cash and cash equivalents, including cash held in escrow, was $12.9 million.

As of March 31, 2023, the Company had $196.0 million outstanding on its revolving credit facility and $804.0 million available for future borrowings, subject to its compliance with covenants. The Company anticipates funding its long-term capital needs through cash provided from operations, borrowings under its revolving credit facility, and the issuance of debt and common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs is uncertain and cannot be predicted and could be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and in the other reports the Company has filed with the Securities and Exchange Commission (“SEC’).

Capitalization

As of March 31, 2023, the Company’s total enterprise value was approximately $8.64 billion. Total enterprise value consisted of $6.42 billion of common equity (based on the March 31, 2023 closing price Company common stock on the NYSE of $68.61 per common share and assuming the conversion of Operating Partnership Common Units), $175.0 million of preferred equity (stated at liquidation value) and $2.06 billion of total debt including (i) $196.0 million of borrowing under its revolving credit facility; (ii) $1.81 billion of senior unsecured notes; (iii) $50.2 million of mortgage notes payable; less $12.9 million cash, cash equivalents and cash held in escrow. The Company’s total debt to total enterprise value was 23.8% at March 31, 2023.

At March 31, 2023, the non-controlling interest in the Operating Partnership consisted of a 0.4% common ownership interest in the Operating Partnership. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of Company common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all Operating Partnership Common Units, there would have been 93,545,698 shares of common stock outstanding at March 31, 2023.

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

Common Stock Offerings

In October 2022, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 750,000 shares, in connection with forward sale agreements. Upon settlement, the offering is anticipated to raise net proceeds of approximately $380.9 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreements. As of December 31, 2022, the Company settled 1,600,000 shares of these October 2022 forward sale agreements, realizing net proceeds of $106.2 million. During the three months ended March 31, 2023, the Company settled an additional 2,945,000 shares of these October 2022 forward sale agreements, realizing net proceeds of $195.2 million. The Company is required to settle the remaining 1,205,000 shares of these October 2022 forward sale agreements by September 2023.

Preferred Stock Offering

As of March 31, 2023, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.

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

ATM Programs

The Company enters into ATM programs through which the Company, from time to time, sells shares of common stock and/or enters into forward sale agreements.

The Company has entered into forward sale agreements under its $750.0 million 2022 ATM Program to sell an aggregate of 4,350,232 shares of common stock, for anticipated proceeds of $300.6 million. Prior to January 1, 2023, the Company settled 245,591 shares of these forward sale agreements for net proceeds of approximately $18.1 million, after deducting fees and expenses. No additional forward sale agreements were entered and no additional shares were settled during the three months ended March 31, 2023.

The Company is required to settle the remaining 4,104,641shares subject to forward sale agreements by various dates between November and December 2023.  After considering the shares of common stock issued or sold subject to forward sale agreements under the 2022 ATM Program, the Company had approximately $446.6 million of availability remaining under the program as of March 31, 2023.

Debt

The below table summarizes the Company’s outstanding debt as of March 31, 2023 and December 31, 2022 (presented in thousands):

	All-in		Principal Amount Outstanding
Senior Unsecured Revolving Credit Facility	Interest Rate	Maturity	March 31, 2023	December 31, 2022
Revolving Credit Facility (1)	5.75%	January 2026	$196,000	$100,000
Total Credit Facility			$196,000	$100,000

Senior Unsecured Notes
2025 Senior Unsecured Notes	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes (2)(3)	2.11%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes (2)(4)	3.49%	October 2030	350,000	350,000
2031 Senior Unsecured Notes (5)	4.42%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes (2)(6)	3.96%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes (2)(7)	2.13%	June 2033	300,000	300,000
Total Senior Unsecured Notes			$1,810,000	$1,810,000

Mortgage Notes Payable
Single Asset Mortgage Loan	5.01%	September 2023	4,622	4,622
Portfolio Credit Tenant Lease	6.27%	July 2026	3,301	3,523
Four Asset Mortgage Loan	3.63%	December 2029	42,250	42,250
Total Mortgage Notes Payable			$50,173	$50,395

Total Principal Amount Outstanding			$2,056,173	$1,960,395

(1) The interest rate of the Revolving Credit Facility assumes SOFR as of March 31, 2023 of 4.87%.

(2) The principal amounts outstanding are presented excluding their original issue discounts.

(3) The 2028 Senior Unsecured Public Notes’ stated coupon rate is 2.00%.

(4) The 2030 Senior Unsecured Public Notes’ stated coupon rate is 2.90%.

(5) The 2031 Senior Unsecured Notes’ stated coupon rate is 4.47%.

(6) The 2032 Senior Unsecured Public Notes’ stated coupon rate is 4.80%.

(7) The 2033 Senior Unsecured Public Notes’ stated coupon rate is 2.60%.

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

Senior Unsecured Notes – Private Placement

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

Senior Unsecured Notes – Public Offerings

The 2028 Senior Unsecured Public Notes, 2030 Senior Unsecured Public Notes, 2032 Senior Unsecured Public Notes and 2033 Senior Unsecured Public Notes (collectively the “Public Notes”) are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership. The Public Notes are governed by an Indenture, dated August 17, 2020, among the Operating Partnership, the Company and respective trustee (as amended and supplemented by an officer’s certificate dated at the issuance of each of the Public Notes, the “Indenture”). The Indenture, as amended, contains various restrictive covenants, including limitations on the ability of the guarantors and the issuer to incur additional indebtedness and requirements to maintain a pool of unencumbered assets.

Mortgage Notes Payable

As of March 31, 2023, the Company had total gross mortgage indebtedness of $50.2 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $85.7 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.93% as of March 31, 2023 and 3.94% as of December 31, 2022.

In connection with a four-property acquisition completed during the second quarter of 2022, the Company assumed an interest only, mortgage note payable with a principal balance of $42.3 million, stated interest rate of 3.63% and matures December 2029.  As part of the purchase price allocation completed, the mortgage debt was fair valued as of the date of acquisition resulting in a $2.5 million debt discount.

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

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of March 31, 2023, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of March 31, 2023.

Cash Flows

Operating - Most of the Company’s cash from operations is generated by rental income from its investment portfolio.  Net cash provided by operating activities for the three months ended March 31, 2023 increased by $32.7 million over the same period in 2022, primarily due to the increase in the size of the Company’s real estate investment portfolio.

Investing - Net cash used in investing activities was $107.7 million lower during the three months ended March 31, 2023, compared to the same period in 2022.  Acquisitions of properties during the three months ended March 31, 2023 were $109.7 million lower than the same period in 2022, due to overall decrease in the level of acquisition activity.  Development costs during the three months ended March 31, 2023 were $5.6 million lower than the same period in 2022, due to the changes in timing of development spend. Proceeds from asset sales decreased by $7.6 million during the three months ended March 31, 2023 compared to the same period in 2022. Proceeds from asset sales are dependent on levels of disposition activity and the specific assets sold and are not necessarily comparable period-to-period.

Financing - Net cash provided by financing activities decreased by $136.9 million during the three months ended March 31, 2023, compared to the same period in 2022.  Net proceeds from the issuance of common stock decreased by $55.6 million during the three months ended March 31, 2023, compared to the same quarter in 2022.

Net borrowings on the Revolving Credit Facility decreased by $64.0 million during the three months ended March 31, 2023, compared to the same period in 2022. Net borrowings on the Revolving Credit Facility were $96.0 million during the first quarter of 2023 while $160.0 million of net borrowings were completed in the first quarter of 2022.

Total dividends and distributions paid to its common and preferred stockholders and non-controlling owners increased by $16.4 million during the three months ended March 31, 2023, compared to the same period in 2022, due to the increase in the annualized common dividend rate and an increased number of common shares outstanding. The Company’s annualized common stock dividend during the first quarter of 2023 is $2.880 per common share, a 5.7% increase over the annualized $2.724 per common share declared in the first quarter of 2022.

Material Cash Requirements

In conducting our business, the Company enters into contractual obligations, including those for debt and operating leases for land.

Detail on these obligations as of March 31, 2023, including expected settlement periods, is contained below (presented in thousands):

	2023
	(remaining)	2024	2025	2026	2027	Thereafter	Total
Mortgage Notes Payable	$5,305	$963	$1,026	$629	$—	$42,250	$50,173
Revolving Credit Facility (1)	—	—	—	196,000	—	—	196,000
Senior Unsecured Notes	—	—	50,000	—	50,000	1,710,000	1,810,000
Land Lease Obligations	1,149	7,449	1,197	1,195	1,042	28,809	40,841
Estimated Interest Payments on Outstanding Debt	57,557	72,803	71,523	59,798	58,079	175,789	495,549
Total	$64,011	$81,215	$123,746	$257,622	$109,121	$1,956,848	$2,592,563

(1)	The Revolving Credit Facility matures in January 2026, with options to extend the maturity to extend its maturity date by six months up to two times, for a maximum maturity of January 2027.

In addition to items reflected in the table above, the Company has issued preferred stock with cumulative cash dividends, as described under Equity – Preferred Stock Offering above.

During the first quarter of 2023 the Company had 29 development or Partner Capital Solutions projects completed or under construction, for which 26 remain under construction as of March 31, 2023. Anticipated total costs for the 26 projects are approximately $105.1 million. These construction commitments will be funded using cash provided from operations, current capital resources on hand, and/or other sources of funding available to the Company.

The Company’s recurring obligations under its tenant leases for maintenance, taxes, and/or insurance will also be funded through the cash sources available to the Company described earlier.

Dividends

During the quarter ended March 31, 2023, the Company declared monthly dividends of $0.240 per common share for January, February and March 2023. The holder of the Operating Partnership Common Units is entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for January and February were paid during the quarter. The March dividends and distributions were recorded as a liability on the Condensed Consolidated Balance Sheet at March 31, 2023 and were paid on April 14, 2023.

During the quarter ended March 31, 2023, the Company declared monthly dividends on the Series A Preferred Shares for January, February and March 2023.  The March dividend was recorded as a liability on the Condensed Consolidated Balance Sheet at March 31, 2023 and was paid on April 3, 2023.

Recent Accounting Pronouncements

Refer to Note 2 – Summary of Significant Accounting Policies in the condensed consolidated financial statements for a summary and anticipated impact of each applicable accounting pronouncement on the Company’s financial statements.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company’s management to use judgment in the application of accounting policies, including making estimates and assumptions. Management bases estimates on the best information available at the time, its experience, and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting principles would have been applied, resulting in a different presentation of the interim Condensed Consolidated Financial Statements. From time to time, the Company may re-evaluate its estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of the Company’s critical accounting policies is included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The Company has not made any material changes to these policies during the periods covered by this Quarterly Report on Form 10-Q.

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

Reconciliations

The following table provides a reconciliation of net income to FFO, Core FFO and AFFO for the three months ended March 31, 2023 and 2022 (presented in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Reconciliation from Net Income to Funds from Operations
Net income	$41,774	$36,289
Less Series A preferred stock dividends	1,859	1,859
Net income attributable to Operating Partnership common unitholders	39,915	34,430
Depreciation of rental real estate assets	26,584	19,470
Amortization of lease intangibles - in-place leases and leasing costs	13,770	8,924
Provision for impairment	—	1,015
(Gain) loss on sale or involuntary conversion of assets, net	—	(2,285)
Funds from Operations - Operating Partnership common unitholders	$80,269	$61,554

Amortization of above (below) market lease intangibles, net and assumed mortgage debt discount, net	8,695	8,178
Core Funds from Operations - Operating Partnership common unitholders	$88,964	$69,732

Straight-line accrued rent	(3,039)	(3,135)
Stock based compensation expense	1,831	1,635
Amortization of financing costs and original issue discounts	1,029	788
Non-real estate depreciation	292	167
Adjusted Funds from Operations - Operating Partnership common unitholders	$89,077	$69,187

Funds from Operations per common share and partnership unit - diluted	$0.88	$0.86
Core Funds from Operations per common share and partnership unit - diluted	$0.98	$0.97
Adjusted Funds from Operations per common share and partnership unit - diluted	$0.98	$0.97

Weighted average shares and Operating Partnership common units outstanding
Basic	90,375,874	71,576,549
Diluted	90,895,791	71,683,722

Additional supplemental disclosure
Scheduled principal repayments	$221	$208
Capitalized interest	$539	$112
Capitalized building improvements	$702	$1,100

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

	2023
	(remaining)	2024	2025	2026	2027	Thereafter	Total
Mortgage Notes Payable	$5,305	$963	$1,026	$629	$—	$42,250	$50,173
Average Interest Rate	5.17%	6.27%	6.27%	6.27%		3.63%

Revolving Credit Facility (1)	$—	$—	$—	$196,000	$—	$—	$196,000
Average Interest Rate				5.40%

Senior Unsecured Notes	$—	$—	$50,000	$—	$50,000	$1,710,000	$1,810,000
Average Interest Rate			4.16%		4.26%	3.25%

(1)	The Revolving Credit Facility matures in January 2026, with options to extend the maturity date by six months up to two times, for a maximum maturity of January 2027.

The fair value is estimated to be $46.0 million and $1.57 billion for mortgage notes payable and senior unsecured notes, respectively, as of March 31, 2023. The fair value of the Revolving Credit Facility approximates its book value as it is variable rate debt.

The table above incorporates those exposures that exist as of March 31, 2023; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

The Company does not use derivative instruments for trading or other speculative purposes and the Company did not have any outstanding derivative instruments or hedging activities as of March 31, 2023.

ITEM 4.       Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that the Company files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A.     Risk Factors

For a discussion of the Company’s potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023 the Company withheld shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

Common stock repurchases during the three months ended March 31, 2023 were:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs
January 1, 2023 - January 31, 2023	—	$—	—	—
February 1, 2023 - February 28, 2023	35,477	73.27	—	—
March 1, 2023 - March 31, 2023	101	70.09	—	—
Total	35,578	$73.26	—	—

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

*101

The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023 formatted in Inline iXBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

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

Date: May 4, 2023