Form 10-Q
period 2023-06-30
AGREE REALTY CORP
filed 2023-08-01
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023, or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period fromto

Commission File Number 001-12928

AGREE REALTY CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	38-3148187
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
Organization)
32301 Woodward Avenue, Royal Oak, Michigan	48073
(Address of principal executive offices)	(Zip Code)

(248) 737-4190

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	ADC	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 4.25% Series A Cumulative Redeemable Preferred Stock, $0.0001 par value	ADCPrA	New York Stock Exchange

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

As of July 31, 2023, the Registrant had 96,268,891 shares of common stock issued and outstanding.

AGREE REALTY CORPORATION

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Real Estate Investments
Land	$2,090,557	$1,941,599
Buildings	4,476,493	4,054,679
Less accumulated depreciation	(374,917)	(321,142)
	6,192,133	5,675,136
Property under development	81,526	65,932
Net Real Estate Investments	6,273,659	5,741,068

Cash and Cash Equivalents	8,068	27,763

Cash Held in Escrows	4,179	1,146

Accounts Receivable - Tenants, net	70,929	65,841

Lease Intangibles, net of accumulated amortization of
$310,845 and $263,011 at June 30, 2023 and December 31, 2022, respectively	825,998	799,448

Other Assets, net	89,173	77,923

Total Assets	$7,272,006	$6,713,189

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

	June 30,	December 31,
	2023	2022
LIABILITIES
Mortgage Notes Payable, net	$47,701	$47,971

Senior Unsecured Notes, net	1,793,198	1,792,047

Unsecured Revolving Credit Facility	303,000	100,000

Dividends and Distributions Payable	24,098	22,345

Accounts Payable, Accrued Expenses, and Other Liabilities	87,692	83,722

Lease Intangibles, net of accumulated amortization of
$38,945 and $35,992 at June 30, 2023 and December 31, 2022, respectively	38,272	36,714

Total Liabilities	2,293,961	2,082,799

EQUITY
Preferred stock, $.0001 par value per share, 4,000,000 shares authorized, 7,000 shares Series A outstanding, at stated liquidation value of $25,000 per share, at June 30, 2023 and December 31, 2022	175,000	175,000
Common stock, $.0001 par value, 180,000,000 shares authorized, 96,269,336 and 90,173,424 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	10	9
Additional paid-in-capital	5,060,200	4,658,570
Dividends in excess of net income	(283,995)	(228,132)
Accumulated other comprehensive income (loss)	25,625	23,551

Total Equity - Agree Realty Corporation	4,976,840	4,628,998
Non-controlling interest	1,205	1,392
Total Equity	4,978,045	4,630,390

Total Liabilities and Equity	$7,272,006	$6,713,189

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues
Rental income	$129,876	$104,793	$256,485	$203,105
Other	24	83	33	113
Total Revenues	129,900	104,876	256,518	203,218

Operating Expenses
Real estate taxes	9,874	7,979	19,305	15,591
Property operating expenses	5,821	4,541	12,602	9,018
Land lease expense	410	407	840	809
General and administrative	8,420	7,651	17,244	15,272
Depreciation and amortization	42,750	31,950	83,396	60,510
Provision for impairment	1,315	—	1,315	1,015
Total Operating Expenses	68,590	52,528	134,702	102,215

Gain (loss) on sale of assets, net	319	17	319	2,326
Gain (loss) on involuntary conversion, net	—	(25)	—	(50)
Income from Operations	61,629	52,340	122,135	103,279

Other (Expense) Income
Interest expense, net	(19,948)	(15,512)	(37,945)	(29,442)
Income tax (expense) benefit	(709)	(698)	(1,492)	(1,418)
Other (expense) income	43	—	91	—
Net Income	41,015	36,130	82,789	72,419

Less net income attributable to non-controlling interest	147	157	307	333
Net income attributable to Agree Realty Corporation	40,868	35,973	82,482	72,086
Less Series A preferred stock dividends	1,859	1,859	3,718	3,718
Net Income Attributable to Common Stockholders	$39,009	$34,114	$78,764	$68,368

Net Income Per Share Attributable to Common Stockholders
Basic	$0.42	$0.45	$0.86	$0.93
Diluted	$0.42	$0.45	$0.86	$0.93

Other Comprehensive Income
Net income	$41,015	$36,130	$82,789	$72,419
Amortization of interest rate swaps	(630)	82	(1,259)	164
Change in fair value and settlement of interest rate swaps	3,341	16,481	3,341	37,062
Total comprehensive income (loss)	43,726	52,693	84,871	109,645
Less comprehensive income (loss) attributable to non-controlling interest	157	233	315	509

Comprehensive Income (Loss) Attributable to Agree Realty Corporation	$43,569	$52,460	$84,556	$109,136

Weighted Average Number of Common Shares Outstanding - Basic	93,053,870	75,037,920	91,549,390	73,145,097

Weighted Average Number of Common Shares Outstanding - Diluted	93,134,385	75,570,089	91,862,290	73,474,930

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

							Accumulated
						Dividends in	Other
	Preferred Stock		Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2022	7,000	$175,000	90,173,424	$9	$4,658,570	$(228,132)	$23,551	$1,392	$4,630,390
Issuance of common stock, net of issuance costs	—	—	2,945,000	—	195,133	—	—	—	195,133
Repurchase of common shares	—	—	(35,578)	—	(2,607)	—	—	—	(2,607)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	128,993	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(13,760)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,831	—	—	—	1,831
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(65,939)	—	(250)	(66,189)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	(627)	(2)	(629)
Net income	—	1,859	—	—	—	39,755	—	160	41,774
Balance, March 31, 2023	7,000	$175,000	93,198,079	$9	$4,852,927	$(254,316)	$22,924	$1,300	$4,797,844
Issuance of common stock, net of issuance costs	—	—	3,070,997	1	205,104	—	—	—	205,105
Repurchase of common shares	—	—	(101)	—	(8)	—	—	—	(8)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	373	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(12)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,177	—	—	—	2,177
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(68,688)	—	(252)	(68,940)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	2,701	10	2,711
Net income	—	1,859	—	—	—	39,009	—	147	41,015
Balance, June 30, 2023	7,000	$175,000	96,269,336	$10	$5,060,200	$(283,995)	$25,625	$1,205	$4,978,045

Cash dividends declared per depositary share of Series A preferred stock:
For the three months ended March 31, 2023		$0.266
For the three months ended June 30, 2023		$0.266

Cash dividends declared per common share:
For the three months ended March 31, 2023				$0.720
For the three months ended June 30, 2023				$0.729

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

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities
Net income	$82,789	$72,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,396	60,510
Amortization from above (below) market lease intangibles, net	17,322	16,489
Amortization from financing costs, credit facility costs and debt discount	2,225	1,884
Stock-based compensation	4,008	3,378
Straight-line accrued rent	(6,147)	(6,230)
Provision for impairment	1,315	1,015
(Gain) loss on sale of assets	(319)	(2,326)
(Increase) decrease in accounts receivable	945	(1,564)
(Increase) decrease in other assets	(10,366)	(951)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	8,560	5,465
Net Cash Provided by Operating Activities	183,728	150,089

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(610,593)	(799,166)
Development of real estate investments and other assets, net of reimbursements
(including capitalized interest of $1,203 in 2023 and $262 in 2022)	(55,813)	(46,105)
Payment of leasing costs	(36)	(203)
Net proceeds from sale of assets	3,069	23,924
Net Cash Used in Investing Activities	(663,373)	(821,550)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	400,237	550,794
Repurchase of common shares	(2,615)	(1,821)
Unsecured revolving credit facility borrowings	636,000	680,000
Unsecured revolving credit facility repayments	(433,000)	(470,000)
Payments of mortgage notes payable	(445)	(418)
Payment of Series A preferred dividends	(3,718)	(3,718)
Payment of common stock dividends	(133,112)	(101,018)
Distributions to non-controlling interest	(266)	(478)
Payments for financing costs	(98)	(23)
Net Cash Provided by Financing Activities	462,983	653,318

Net Increase (Decrease) in Cash and Cash Equivalents and Cash Held in Escrow	(16,662)	(18,143)
Cash and cash equivalents and cash held in escrow, beginning of period	28,909	45,250
Cash and cash equivalents and cash held in escrow, end of period	$12,247	$27,107

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$47,048	$28,502
Cash paid for income tax	$3,019	$2,335

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Mortgage note payable assumed, net of $2,548 mortgage debt discount	$—	$39,702
Series A preferred dividends declared and unpaid	$620	$620
Common stock dividends and limited partners' distributions declared and unpaid	$23,478	$18,765
Change in accrual of development, construction and other real estate investment costs	$(4,589)	$(341)

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.6% common equity interest as of June 30, 2023. There is a one-for-one relationship between the limited partnership interests in the Operating Partnership (“Operating Partnership Common Units”) owned by the Company and shares of Company common stock outstanding.  The Company also owns a Series A preferred equity interest in the Operating Partnership.  This preferred equity interest corresponds on a one-for-one basis to the Company’s Series A Preferred Stock (see Note 6 – Common and Preferred Stock), providing income and distributions to the Company equal to the dividends payable on that stock. Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

The terms “Agree Realty,” the “Company,” “Management,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three and six months ended June 30, 2023 may not be indicative of the results that may be expected for the year ending December 31, 2023.  Amounts as of December 31, 2022 included in the Condensed Consolidated Financial Statements have been derived from the audited Consolidated Financial Statements as of that date. The unaudited Condensed Consolidated Financial Statements, included herein, should be read in conjunction with the audited Consolidated Financial Statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Form 10-K for the year ended December 31, 2022.

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, the Operating Partnership and its wholly owned subsidiaries. The Company, as the sole general partner, held 99.6% of the Operating Partnership’s common equity as of June 30, 2023 and December 31, 2022, as well as 100% of the Series A preferred equity interest.  All material intercompany accounts and transactions are eliminated, including the Company’s Series A preferred equity interest in the Operating Partnership.

At June 30, 2023 and December 31, 2022, the non-controlling interest in the Operating Partnership consisted of a 0.4% common ownership interest in the Operating Partnership held by the Company’s founder and Executive Chairman. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all non-controlling Operating Partnership Common Units, there would have been 96,616,955 shares of common stock outstanding at June 30, 2023.

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

The following schedule summarizes the Company’s amortization of lease intangibles for the three and six months ended June 30, 2023 and 2022 (presented in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Lease intangibles (in-place)	$14,183	$10,407	$27,807	$19,203
Lease intangibles (above-market)	10,162	9,846	20,275	19,483
Lease intangibles (below-market)	(1,451)	(1,535)	(2,953)	(2,994)
Total	$22,894	$18,718	$45,129	$35,692

The following schedule represents estimated future amortization of lease intangibles as of June 30, 2023 (presented in thousands):

	2023
Year Ending December 31,	(remaining)	2024	2025	2026	2027	Thereafter	Total
Lease intangibles (in-place)	$28,957	$55,311	$52,268	$48,933	$43,799	$203,934	$433,202
Lease intangibles (above-market)	19,329	36,050	33,716	31,987	29,588	242,126	392,796
Lease intangibles (below-market)	(2,868)	(5,237)	(4,801)	(4,448)	(4,034)	(16,884)	(38,272)
Total	$45,418	$86,124	$81,183	$76,472	$69,353	$429,176	$787,726

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

Cash and Cash Equivalents and Cash Held in Escrows

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of deposit, checking, and money market accounts.  The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Cash held in escrows primarily relates to proposed like-kind exchange transactions pursued under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and funds restricted through a mortgage agreement. The Company had $10.4 million and $27.1 million in cash and cash equivalents and cash held in escrow as of June 30, 2023 and December 31, 2022, respectively, in excess of the FDIC insured limit.

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

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$8,068	$27,763
Cash held in escrow	4,179	1,146
Total of cash and cash equivalents and cash held in escrow	$12,247	$28,909

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

Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the accounts receivable - tenants line item in the Condensed Consolidated Balance Sheets. The balance of straight-line rent receivables at June 30, 2023 and December 31, 2022 was $59.9 million and $53.9 million, respectively. To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce rental income.

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

As of June 30, 2023, the Company has nine leases across seven tenants where collection is no longer considered probable. For these tenants, the Company is recording rental income on a cash basis and has written off any outstanding receivables, including straight-line rent receivables. Adjustments to rental revenue related to potentially uncollectible charges under these tenant leases resulted in a reduction to rental income of less than $0.1 million for the three and six months ended June 30, 2023, respectively.

In addition to the tenant-specific collectability assessment performed, the Company may also recognize a general allowance, as a reduction to rental revenue, for its operating lease receivables which are not expected to be fully collectible based on the potential for settlement of arrears. As of June 30, 2023, the Company recognized a general allowance of less than $0.1 million and had no general allowance at December 31, 2022.

The Company’s leases provide for reimbursement from tenants for common area maintenance, insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursement revenue is estimated each period and is recognized as rental revenue in the period the recoverable costs are incurred and accrued, and the related revenue is earned. The balance of unbilled operating cost reimbursement receivable at June 30, 2023 and December 31, 2022 was $9.2 million and $11.1 million, respectively. Unbilled operating cost reimbursement receivable is reflected in accounts receivable – tenants, net in the Condensed Consolidated Balance Sheets.

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

Earnings per Share

Earnings per share of common stock has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings Per Share.  The guidance requires the classification of the Company’s unvested restricted common shares (“restricted shares”), which contain rights to receive non-forfeitable dividends, as participating securities requiring the two-class method of computing net income per share of common stock.  In accordance with the two-class method, earnings per share has been computed by dividing net income less net income attributable to unvested restricted shares by the weighted average number of shares of common stock outstanding less unvested restricted shares. Diluted earnings per share is computed by dividing net income less net income attributable to unvested restricted shares by the weighted average shares of common shares and potentially dilutive securities in accordance with the treasury stock method.

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net earnings per share of common stock for each of the periods presented (presented in thousands, except for share data):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income attributable to Agree Realty Corporation	$40,868	$35,973	$82,482	$72,086
Less: Series A preferred stock dividends	(1,859)	(1,859)	(3,718)	(3,718)
Net income attributable to common stockholders	39,009	34,114	78,764	68,368
Less: Income attributable to unvested restricted shares	(100)	(103)	(204)	(207)
Net income used in basic and diluted earnings per share	$38,909	$34,011	$78,560	$68,161

Weighted average number of common shares outstanding	93,299,541	75,277,924	91,795,061	73,385,101
Less: Unvested restricted shares	(245,671)	(240,004)	(245,671)	(240,004)
Weighted average number of common shares outstanding used in basic earnings per share	93,053,870	75,037,920	91,549,390	73,145,097

Weighted average number of common shares outstanding used in basic earnings per share	93,053,870	75,037,920	91,549,390	73,145,097
Effect of dilutive securities:
Share-based compensation	79,914	92,177	88,603	85,345
ATM Forward Equity Offerings	601	40,752	73,853	20,867
December 2021 Forward Equity Offering	—	311,848	—	179,925
May 2022 Forward Equity Offering	—	87,392	—	43,696
September 2022 Forward Equity Offering	—	—	150,444	—
Weighted average number of common shares outstanding used in diluted earnings per share	93,134,385	75,570,089	91,862,290	73,474,930

Operating Partnership Units ("OP Units")	347,619	347,619	347,619	347,619
Weighted average number of common shares and OP Units outstanding used in diluted earnings per share	93,482,004	75,917,708	92,209,909	73,822,549

For the three months ended June 30, 2023, 41 restricted shares granted in 2020 and 3,715 performance units granted in 2023 were anti-dilutive and were not included in the computation of diluted earnings per share.

For the six months ended June 30, 2023, 1,794 performance units granted in 2023 were anti-dilutive and were not included in the computation of diluted earnings per share.

For the three months ended June 30, 2022, four shares of common stock related to at-the-market (“ATM”) forward equity offerings and 483 restricted shares granted in 2020 and 2021 were anti-dilutive and were not included in the computation of diluted earnings per share.

For the six months ended June 30, 2022, 38,316 shares of common stock related to ATM forward equity offerings and 1,305 restricted shares granted in 2020 and 2021were anti-dilutive and were not included in the computation of diluted earnings per share.

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

Note 3 – Leases

Tenant Leases

The Company is primarily focused on the ownership, acquisition, development and management of retail properties leased to industry leading tenants.  As of June 30, 2023, the Company’s portfolio was approximately 99.7% leased and had a weighted average remaining lease term (excluding extension options) of approximately 8.6 years. A significant majority of its properties are leased to national tenants and approximately 67.9% of its annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners.

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

The following table includes information regarding contractual lease payments for the Company’s operating leases for which it is the lessor, for the three and six months ended June 30, 2023 and 2022 (presented in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Total lease payments	$135,691	$110,062	$267,842	$213,424
Less: Operating cost reimbursements and percentage rents	14,731	11,770	31,122	23,684
Total non-variable lease payments	$120,960	$98,292	$236,720	$189,740

At June 30, 2023, future non-variable lease payments to be received from the Company’s operating leases for the remainder of 2023, the following four years, and thereafter are as follows (presented in thousands):

	2023
Year Ending December 31,	(remaining)	2024	2025	2026	2027	Thereafter	Total
Future non-variable lease payments	$256,759	$510,508	$500,458	$481,143	$455,808	$2,449,906	$4,654,582

Deferred Revenue

As of June 30, 2023 and December 31, 2022, there was $20.8 million and $18.1 million, respectively, in deferred revenues resulting from rents paid in advance. Deferred revenues are recognized within accounts payable, accrued expenses, and other liabilities on the Condensed Consolidated Balance Sheets as of these dates.

Land Lease Obligations

The Company is the lessee under land lease agreements for certain of its properties. ASC 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases, whether qualifying as operating or finance.  As of June 30, 2023 and December 31, 2022, the Company had $60.5 million and $60.9 million, respectively, of right of use assets, net, recognized within other assets in the Condensed Consolidated Balance Sheets, while the corresponding lease obligations, net, of $23.3 million and $23.6 million, respectively, were recognized within accounts payable, accrued expenses, and other liabilities on the Condensed Consolidated Balance Sheets as of these dates.

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

Amortization of right of use assets for operating land leases is classified as land lease expense and was $0.4 million for the three months ended June 30, 2023 and 2022 and $0.8 million for the six months ended June 30, 2023 and 2022. There was no amortization of right of use assets for finance land leases, as the underlying leased asset (land) has an infinite life.  Interest expense on finance land leases was less than $0.1 million during the three months ended June 30, 2023 and 2022 and $0.1 million for the six months ended June 30, 2023 and 2022.

In calculating its lease obligations under ground leases, the Company uses discount rates estimated to be equal to what it would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following tables include information on the Company’s land leases for which it is the lessee, for the three and six months ended June 30, 2023 and 2022. (presented in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating leases:
Operating cash outflows	$299	$301	$598	$598
Weighted-average remaining lease term - operating leases (years)	33.4	33.7	33.4	33.7

Finance leases:
Operating cash outflows	$63	$64	$126	$128
Financing cash outflows	$21	$20	$42	$40
Weighted-average remaining lease term - finance leases (years)	1.3	2.3	1.3	2.3

The weighted-average discount rate used in computing operating and finance lease obligations approximated 4% at June 30, 2023 and 2022.

The following is a maturity analysis of lease liabilities for operating land leases as of June 30, 2023 for the remainder of 2023 and the following four years. (presented in thousands)

	2023
Year Ending December 31,	(remaining)	2024	2025	2026	2027	Thereafter	Total
Lease payments	$598	$1,197	$1,197	$1,195	$1,042	$28,809	$34,038
Imputed interest	(353)	(690)	(669)	(647)	(627)	(13,864)	(16,850)
Total lease liabilities	$245	$507	$528	$548	$415	$14,945	$17,188

The following is a maturity analysis of lease liabilities for finance land leases as of June 30, 2023 for the remainder of 2023 and the following four years. (presented in thousands)

	2023
Year Ending December 31,	(remaining)	2024	2025	2026	2027	Thereafter	Total
Lease payments	$168	$6,252	$—	$—	$—	$—	$6,420
Imputed interest	(125)	(207)	—	—	—	—	(332)
Total lease liabilities	$43	$6,045	$—	$—	$—	$—	$6,088

Note 4 – Real Estate Investments

Real Estate Portfolio

As of June 30, 2023, the Company owned 2,004 properties, with a total gross leasable area (“GLA”) of approximately 41.7 million square feet. Net Real Estate Investments totaled $6.3 billion as of June 30, 2023. As of December 31, 2022, the Company owned 1,839 properties, with a total GLA of approximately 38.1 million square feet. Net Real Estate Investments totaled $5.7 billion as of December 31, 2022.

Acquisitions

During the three months ended June 30, 2023, the Company purchased 92 retail net lease assets for approximately $307.0 million, which includes acquisition and closing costs. These properties are located in 31 states and had a weighted average lease term of approximately 9.9 years.

During the six months ended June 30, 2023, the Company purchased 158 retail net lease assets for approximately $610.8 million, which includes acquisition and closing costs. These properties are located in 35 states and had a weighted average lease term of approximately 11.5 years.

The aggregate acquisitions for the six months ended June 30, 2023 were allocated $144.2 million to land, $395.4 million to buildings and improvements and $71.3 million to lease intangibles, net.

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

The acquisitions were primarily funded as cash purchases. In connection with the acquisitions completed during the six months ended June 30, 2022, the Company assumed a mortgage note payable with a principal balance of $42.3 million.

There was no material contingent consideration associated with these acquisitions. None of the Company’s acquisitions during the first six months of 2023 or 2022 caused any new or existing tenant to comprise 10% or more of its total assets or generate 10% or more of its total annualized contractual base rent.

Developments

During the three months ended June 30, 2023, the Company commenced two and completed six development or Partner Capital Solutions projects. During the six months ended June 30, 2023, the Company commenced seven and completed nine development or Partner Capital Solutions projects.  At June 30, 2023, the Company had 22 development or Partner Capital Solutions projects under construction.

During the three months ended June 30, 2022, the Company commenced five development or Partner Capital Solutions projects. During the six months ended June 30, 2022, the Company commenced 20 development or Partner Capital Solutions projects. At June 30, 2022, the Company had 21 development or Partner Capital Solutions projects under construction.

Dispositions

The Company sold one property during the three and six months ended June 30, 2023 for net proceeds of $3.1 million and recorded a net gain of $0.3 million.

During the three months ended June 30, 2022, the Company sold four properties for net proceeds of $16.3 million and recorded a net gain of less than $0.1 million. During the six months ended June 30, 2022, the Company sold five properties for net proceeds of $23.9 million and recorded a net gain of $2.3 million.

Assets Held for Sale

The Company did not classify any operating properties as real estate held for sale at June 30, 2023 or December 31, 2022.

Provisions for Impairment

As a result of the Company’s review of real estate investments, it recognized $1.3 million and no provisions for impairment for the three months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized a $1.3 million and $1.0 million provision for impairment, respectively. The estimated fair value of the impaired real estate assets at their time of impairment was $0.5 million in 2023 and $1.8 million in 2022.

Note 5 – Debt

As of June 30, 2023, the Company had total gross indebtedness of $2.16 billion, including (i) $49.9 million of mortgage notes payable; (ii) $1.81 billion of senior unsecured notes; and (iii) $303.0 million outstanding under the Revolving Credit Facility (defined below).

Mortgage Notes Payable

As of June 30, 2023, the Company had total gross mortgage indebtedness of $49.9 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $85.0 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.92% as of June 30, 2023 and 3.94% as of December 31, 2022.

Mortgage notes payable consisted of the following (presented in thousands):

	June 30, 2023	December 31, 2022
Note payable in monthly installments of interest only at 5.01% per annum, with a balloon payment due September 2023	$4,622	$4,622

Note payable in monthly installments of $92 including interest at 6.27% per annum, with a final monthly payment due July 2026	3,077	3,523

Note payable in monthly installments of interest only at 3.63% per annum, with a balloon payment due December 2029	42,250	42,250

Total principal	49,949	50,395
Unamortized debt issuance costs and assumed debt discount, net	(2,248)	(2,424)
Total	$47,701	$47,971

In connection with a four-property acquisition during the three months ended June 30, 2022, the Company assumed an interest only, mortgage note payable with a principal balance of $42.3 million and stated interest rate of 3.63% maturing December 2029.  In connection with the purchase price allocation, the mortgage debt was recorded at fair value as of the date of acquisition resulting in a $2.5 million debt discount that will be amortized over the term of the mortgage note payable into interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At June 30, 2023, there were no mortgage loans with partial recourse to the Company.

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

Senior Unsecured Notes

The following table presents the senior unsecured notes principal balances net of unamortized debt issuance costs and original issue discounts for the Company’s private placement and public offerings as of June 30, 2023 and December 31, 2022 (presented in thousands):

	All-in
	Interest Rate (1)	Maturity	June 30, 2023	December 31, 2022
2025 Senior Unsecured Notes	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes (2)	2.11%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes (3)	3.49%	October 2030	350,000	350,000
2031 Senior Unsecured Notes (4)	4.42%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes (5)	3.96%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes (6)	2.13%	June 2033	300,000	300,000
Total Principal			1,810,000	1,810,000
Unamortized debt issuance costs and original issue discounts, net			(16,802)	(17,953)
Total			$1,793,198	$1,792,047

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

Senior Unsecured Notes – Private Placements

The Senior Unsecured Notes (collectively the “Private Placements”) were issued in private placements to individual investors. The Private Placements did not involve a public offering in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

Senior Unsecured Notes – Public Offerings

The Senior Unsecured Public Notes (collectively the “Public Notes”) are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership. The Public Notes are governed by an indenture, dated August 17, 2020, among the Operating Partnership, the Company and trustee (as supplemented by an officer’s certificate dated at the issuance of each of the Public Notes, the “Indenture”). The Indenture contains various restrictive covenants, including limitations on the ability of the guarantors and the issuer to incur additional indebtedness and requirements to maintain a pool of unencumbered assets.

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

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt as of June 30, 2023 (presented in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2023	$459	$4,622	$5,081
2024	963	—	963
2025	1,026	50,000	51,026
2026 (1)	629	303,000	303,629
2027	—	50,000	50,000
Thereafter	—	1,752,250	1,752,250
Total scheduled principal payments	$3,077	$2,159,872	$2,162,949
(1)	The Revolving Credit Facility matures in January 2026, with options to extend the maturity to January 2027. The Revolving Credit Facility had a $303.0 million outstanding balance as of June 30, 2023.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum total leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of June 30, 2023, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of June 30, 2023.

Note 6 – Common and Preferred Stock

Shelf Registration

On May 5, 2023, the Company filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission registering an unspecified amount of common stock, preferred stock, depositary shares, warrants and guarantees of debt securities of the Operating Partnership, as well as an unspecified amount of debt securities of the Operating Partnership, at an indeterminate aggregate initial offering price. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

Common Stock Offerings

In December 2021, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 750,000 shares, in connection with forward sale agreements. During the six months ended June 30, 2022, the Company settled all of the December 2021 forward sale agreements. The offering resulted in net proceeds to the Company of approximately $368.7 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreements.

In May 2022, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 750,000 shares, in connection with forward sale agreements. As of December 31, 2022, the Company settled all of these forward sale agreements. The offering resulted in net proceeds to the Company of approximately $386.7 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreements.

In October 2022, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 750,000 shares, in connection with forward sale agreements. As of December 31, 2022, the Company settled 1,600,000 shares of these October 2022 forward sale agreements, realizing net proceeds of $106.2 million. During the six months ended June 30, 2023, the Company settled the remaining 4,150,000 shares of these October 2022 forward sale agreements, realizing net proceeds of $275.0 million. The offering resulted in total net proceeds to the Company of $381.2 million after deducting fees and expenses and making certain adjustments as provided in the equity distribution agreement.

Preferred Stock Offering

As of June 30, 2023, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.

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

Under the current $750.0 million ATM Program, the Company has entered into forward sale agreements through June 30, 2023 to sell an aggregate of 5,036,229 shares of common stock, for anticipated net proceeds of $345.6 million. Through December 31, 2022, the Company settled 245,591 shares of these forward sale agreements for net proceeds of approximately $18.1 million, after deducting fees and expenses. During the six months ended June 30, 2023, the Company settled 1,865,997 shares of these forward sales agreements for net proceeds of approximately $125.5 million, after deducting fees and expenses.

The Company is required to settle the remaining 2,924,641 shares subject to forward sale agreements by various dates between November and December 2023.  After considering the shares of common stock issued or sold subject to forward sale agreements under the current ATM Program, the Company had approximately $401.4 million of availability remaining under the current ATM program as of June 30, 2023.

During 2022, the Company settled 5,453,975 shares of common stock under predecessor ATM programs, generating net proceeds of $379.1 million.

Note 7 – Dividends and Distribution Payable

During the three months ended June 30, 2023 and 2022 the Company declared monthly dividends of $0.243 and $0.234, respectively, per common share. Holders of Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for April and May were paid during the three months ended June 30, 2023 and 2022, while the June dividends and distributions were recorded as liabilities on the Condensed Consolidated Balance Sheets at June 30, 2023 and 2022. The June 2023 and 2022 dividends per common share and distributions per Operating Partnership Common Units were paid on July 14, 2023 and July 14, 2022, respectively.

During the three months ended June 30, 2023 and 2022 the Company declared monthly dividends on the Series A Preferred Shares in the amount of $0.08854, per Depositary Share.  The dividends payable for April and May were paid during the three months ended June 30, 2023 and 2022, while the June dividends and distributions were recorded as a liabilities on the Condensed Consolidated Balance Sheet at June 30, 2023 and 2022. The June 2023 and 2022 dividends per Depository Share were paid on July 3, 2023 and July 1, 2022, respectively.

Note 8 – Income Taxes

Uncertain Tax Positions

The Company is subject to the provisions of FASB ASC Topic 740-10 (“ASC 740-10”) and has analyzed its various federal and state filing positions. The Company believes that its income tax filing positions and deductions are documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740-10. The Company’s federal income tax returns are open for examination by taxing authorities for all tax years after December 31, 2019. The Company has elected to record related interest and penalties, if any, as income tax expense on the Consolidated Statements of Operations and Comprehensive Income. The Company has no material interest or penalties relating to income taxes recognized for the three and six months ended June 30, 2023 and 2022.

Income Tax Expense

The Company recognized total federal and state tax expense of approximately $0.7 million for each of the three months ended June 30, 2023 and 2022, and approximately $1.5 million and $1.4 million for the six months ended June 30, 2023 and 2022, respectively.

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

2023 Hedge Activity

In June 2023, the Company entered into $350 million of forward starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps will exchange variable rate SOFR interest on $350 million of SOFR indexed debt to a weighted average fixed interest rate of 3.57% and are effective beginning August 1, 2023 through the maturity date of January 1, 2029. The swaps are designated to hedge previously unhedged variable rate interest payments indexed to SOFR. As of June 30, 2023, these interest rate swaps were valued as an asset of approximately $3.3 million.

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

Accumulated OCI relates to (i) the change in fair value of interest rate derivatives and (ii) realized gains or losses on settled derivative instruments. Amounts are reclassified out of accumulated OCI as an adjustment to interest expense for (i) realized gains or losses related to effective interest rate swaps and (ii) realized gains or losses on settled derivative instruments, amortized over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $7.8 million will be reclassified as a decrease to interest expense.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (presented in thousands, except number of instruments):

	Number of Instruments [1]		Notional Amount[1]
	June 30,	December 31,	June 30,	December 31,
Interest Rate Derivatives	2023	2022	2023	2022
Interest rate swap	3	—	$350,000	$—

(1) Number of Instruments and total Notional Amount disclosed includes all interest rate swap agreements outstanding at the balance sheet date, including forward-starting swaps prior to their effective date.

The table below presents the estimated fair value of the Company’s derivative financial instruments, as well as their classification in the Condensed Consolidated Balance Sheets (presented in thousands).

	Asset Derivatives
	June 30, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Other Assets, net	$3,341	$—

Liability Derivatives
	June 30, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Accounts Payable, Accrued Expenses, and Other Liabilities	$—	$—

The table below presents the effect of the Company’s derivative financial instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2023 and 2022 (presented in thousands).

	Amount of Income/(Loss)		Location of Accumulated OCI	Amount Reclassified from
	Recognized in		Reclassified from Accumulated	Accumulated OCI as a
	OCI on Derivative		OCI into Income	(Reduction)/Increase in Interest Expense
Three Months Ended June 30,	2023	2022		2023	2022
Interest rate swaps	$3,341	$16,481	Interest expense	$(630)	$82

	Amount of Income/(Loss)		Location of Accumulated OCI	Amount Reclassified from
	Recognized in		Reclassified from Accumulated	Accumulated OCI as a
	OCI on Derivative		OCI into Income	(Reduction)/Increase in Interest Expense
Six Months Ended June 30,	2023	2022		2023	2022
Interest rate swaps	$3,341	$37,062	Interest expense	$(1,257)	$164

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of June 30, 2023.

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

As of June 30, 2023, the fair value of derivatives in a net asset position related to these agreements, which includes interest but excludes any adjustment for nonperformance risk was $3.2 million. The Company had no derivatives outstanding as of December 31, 2022.

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of June 30, 2023 and December 31, 2022. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets (presented in thousands):

Offsetting of Derivative Assets as of June 30, 2023:

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$3,341	$—	$3,341	$—	$—	$3,341

Offsetting of Derivative Liabilities as of June 30, 2023:

Net Amounts of
		Gross Amounts	Liabilities
		Offset in the	presented in the	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	Statement of	Statement of Financial Position
	of Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (presented in thousands):

	Total Fair Value	Level 2
June 30, 2023
Derivative assets - interest rate swaps	$3,341	$3,341
Derivative liabilities - interest rate swaps	$—	$—

December 31, 2022
Derivative assets - interest rate swaps	$—	$—
Derivative liabilities - interest rate swaps	$—	$—

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

The Company determined that the valuation of its Senior Unsecured Notes and Revolving Credit Facility are classified as Level 2 of the fair value hierarchy and its fixed rate mortgages are classified as Level 3 of the fair value hierarchy.  The

Senior Unsecured Notes had carrying values of $1.79 billion as of June 30, 2023 and December 31, 2022 and had fair values of $1.55 billion and $1.54 billion, respectively. The Revolving Credit Facility’s fair value is estimated to be equal to the carrying value of $303.0 million and $100.0 million as of June 30, 2023 and December 31, 2022, respectively, as it is variable rate debt. The Mortgage Notes Payable had carrying values of $47.7 million and $48.0 million as of June 30, 2023 and December 31, 2022, respectively, and had fair values of $45.2 million and $45.4 million as of those dates.

Note 11 – Equity Incentive Plan

In May 2020, the Company’s stockholders approved the Agree Realty Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the award to employees, directors and consultants of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 700,000 shares of the Company’s common stock. As of June 30, 2023, 317,944 shares of common stock were available for issuance under the 2020 Plan.

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

The Company estimates the fair value of restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the appropriate vesting period. The Company used 0% for the forfeiture rate for determining the fair value of restricted stock. The Company recognized expense relating to restricted share grants of $1.2 million and $1.1 million during the three months ended June 30, 2023 and 2022, respectively and $2.2 million and $2.1 million for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, there was $12.0 million of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 2.8 years. The intrinsic value of restricted shares redeemed during the six months ended June 30, 2023 and 2022, was $2.6 million and $1.8 million, respectively.

Restricted share activity is summarized as follows:

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2022	183	$65.46

Restricted stock granted	82	$73.21
Restricted stock vested	(51)	$63.74
Restricted stock forfeited	(14)	$69.01

Unvested restricted stock at June 30, 2023	200	$68.81

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

The Company recognized expense related to performance units and shares for which the three-year performance period has not yet been completed of $0.6 million and $0.4 million for each of the three months ended June 30, 2023 and 2022, respectively, and $1.0 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was $5.6 million of total unrecognized compensation costs related to performance units and shares for which the three-year performance period has not yet been completed, which is expected to be recognized over a weighted average period of 2.7 years.

The Company recognized expense related to performance units and shares for which the three-year performance period was completed, however the shares have not yet vested, of $0.1 million for each of the three months ended June 30, 2023 and 2022, and $0.3 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was $0.4 million of total unrecognized compensation costs related to performance units and shares for which the three-year performance period has been completed, however the shares have not yet vested, which is expected to be recognized over a weighted average period of 1.2 years.

Performance units and shares activity is summarized as follows:

	Target Number	Weighted Average
	of Awards	Grant Date
	(in thousands)	Fair Value
Performance units at December 31, 2022 - three-year performance period to be completed	85	$72.27

Performance units granted	47	$80.34
Performance units at June 30, 2023- three-year performance period completed	(21)	$90.17

Performance units at June 30, 2023 - three-year performance period to be completed	111	$72.14

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Performance units and shares - three-year performance period completed but not yet vested at December 31, 2022	32	$61.91

Shares earned at completion of three-year performance period (1)	33	$90.17
Shares vested	(34)	$69.73

Performance units and shares - three-year performance period completed but not yet vested at June 30, 2023	31	$83.40

(1) Performance units granted in 2020 for which the three-year performance period was completed December 31, 2022 paid out at the 150% performance level

Restricted Stock - Directors

During the six months ended June 30, 2023, 14,535 restricted shares were granted to independent members of the Company’s board of directors at a weighted average grant date fair value of $73.27 per share.

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

The Company estimates the fair value of board members’ restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the one-year vesting period. The Company recognized expense relating to restricted share grants to the board members of $0.3 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $0.5 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, there was $0.5 million of total unrecognized compensation costs related to the board members’ outstanding restricted shares, which is expected to be recognized over the remainder of 2023. The Company used 0% for the forfeiture rate for determining the fair value of this restricted stock.

Note 12 – Commitments and Contingencies

In the ordinary course of business, the Company is party to various legal actions which the Company considers to be routine in nature and incidental to the operation of its business. The Company believes that the outcome of the proceedings will not have a material adverse effect upon the Company’s consolidated financial position or results of operations.

Note 13 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to June 30, 2023 through the date on which these financial statements were issued to determine whether any of these events required disclosure in the financial statements.

On July 31, 2023, the Company closed on an unsecured $350 million 5.5-year term loan which includes an accordion option that allows the Company to request additional lender commitments up to a total of $500 million and matures in January 2029. The Company will use the existing $350 million of forward starting interest rate swaps to fix the interest rate on the term loan at 4.52% over the 5.5-year period. The unsecured term loan contains customary covenants substantially similar to the Company’s Revolving Credit Facility.

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

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994.  The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership, of which the Company is the sole general partner and in which it held a 99.6% common interest as of June 30, 2023. Refer to Note 1- Organization in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for further information on the ownership structure. Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

As of June 30, 2023, the Company’s portfolio consisted of 2,004 properties located in 49 states and totaling approximately 41.7 million square feet of GLA. The portfolio was approximately 99.7% leased and had a weighted average remaining lease term of approximately 8.6 years. A significant majority of the Company’s properties are leased to national tenants and approximately 67.9% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

The Company elected to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 1994. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes and we intend to continue operating in such a manner.

Results of Operations

Overall

The Company’s real estate investment portfolio grew from approximately $5.1 billion in net investment amount representing 1,607 properties with 33.8 million square feet of GLA as of June 30, 2022 to approximately $6.3 billion in net investment amount representing 2,004 properties with 41.7 million square feet of GLA at June 30, 2023. The Company’s real estate investments were made throughout and between the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2023 on acquisitions that were made during 2022. Similarly, the full rental income impact of acquisitions made during 2023 to-date will not be seen until the remainder of 2023.

Acquisitions

During the three months ended June 30, 2023, the Company acquired 92 retail net lease assets for approximately $307.0 million, which includes acquisition and closing costs. These properties are located in 31 states and are leased to tenants operating in 18 diverse retail sectors for a weighted average lease term of approximately 9.9 years. The underwritten weighted-average capitalization rate on the Company’s acquisitions during the three months ended June 30, 2023 was 6.8%.1

During the six months ended June 30, 2023, the Company acquired 158 retail net lease assets for approximately $610.8 million, which includes acquisition and closing costs. These properties are located in 35 states and are leased to tenants

1 When used within this discussion, “weighted-average capitalization rate” for acquisitions and dispositions is defined by the Company as the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the purchase and sales prices for occupied properties.

operating in 21 diverse retail sectors for a weighted average lease term of approximately 11.5 years. The underwritten weighted-average capitalization rate on the Company’s acquisitions during the six months ended June 30, 2023 was 6.7%.1

Dispositions

During the three and six months ended June 30, 2023, the Company disposed of one property for gross proceeds of $3.1 million and recognized a gain of $0.3 million.

Development and Partner Capital Solutions

During the three months ended June 30, 2023, the Company commenced two and completed six development or Partner Capital Solutions projects.  During the six months ended June 30, 2023, the Company commenced seven and completed nine development or Partner Capital Solutions projects. At June 30, 2023, the Company had 22 development or Partner Capital Solutions projects under construction.

Comparison of Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022

	Three Months Ended		Variance
	June 30, 2023	June 30, 2022	(in dollars)	(percentage)
Rental Income	$129,876	$104,793	$25,083	24%
Real Estate Tax Expense	$9,874	$7,979	$1,895	24%
Property Operating Expense	$5,821	$4,541	$1,280	28%
Depreciation and Amortization Expense	$42,750	$31,950	$10,800	34%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisitions and the ownership of an increased number of properties during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, as further described under Results of Operations - Overall above.

General and administrative expenses increased $0.7 million, or 10%, to $8.4 million for the three months ended June 30, 2023, compared to $7.7 million for the three months ended June 30, 2022. The increase was primarily the result of growth in employee headcount and a resulting increase in compensation costs. General and administrative expenses as a percentage of total revenue decreased to 6.5% in the second quarter of 2023 down from 7.3% in the second quarter of 2022.

Interest expense increased $4.4 million, or 29%, to $19.9 million for the three months ended June 30, 2023, compared to $15.5 million for the three months ended June 30, 2022. The increase in interest expense was primarily a result of higher levels of borrowings in the second quarter of 2023 in comparison to the second quarter of 2022 as well as higher interest rates under the Revolving Credit Facility. Borrowings increased, primarily from the issuance of $300 million of 2032 Senior Unsecured Public Notes completed in August 2022 and higher average borrowings on the Revolving Credit Facility, in order to finance the acquisition and development of additional properties.

The Company recognized $1.3 million as a provision for impairment during the three months ended June 30, 2023.  No such impairment was recognized during the three months ended June 30, 2022.  Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations plus estimated disposition proceeds and are not necessarily comparable period-to-period.

Gain on the sale of assets, net increased $0.3 million for the three months ended June 30, 2023, compared to less than $0.1 million for the three months ended June 30, 2022.  One disposition was completed during the three months ended June 30, 2023 while four dispositions were completed during the three months ended June 30, 2022. Gains on sales of assets are dependent on levels of disposition activity and the assets’ bases relative to their sales prices.  As a result, such gains are

1 When used within this discussion, “weighted-average capitalization rate” for acquisitions and dispositions is defined by the Company as the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the purchase and sales prices for occupied properties.

not necessarily comparable period-to-period.

Net income increased $4.9 million, or 14%, to $41.0 million for the three months ended June 30, 2023, compared to $36.1 million for the three months ended June 30, 2022.  The change was the result of the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders increased $4.9 million to $39.0 million for the three months ended June 30, 2023, compared to $34.1 million for the three months ended June 30, 2022.

Comparison of Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022

	Six Months Ended		Variance
	June 30, 2023	June 30, 2022	(in dollars)	(percentage)
Rental Income	$256,485	$203,105	$53,380	26%
Real Estate Tax Expense	$19,305	$15,591	$3,714	24%
Property Operating Expense	$12,602	$9,018	$3,584	40%
Depreciation and Amortization Expense	$83,396	$60,510	$22,886	38%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisitions and the ownership of an increased number of properties during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, as further described under Results of Operations - Overall above.

General and administrative expenses increased $1.9 million, or 13%, to $17.2 million for six months ended June 30, 2023, compared to $15.3 million for the six months ended June 30, 2022. The increase was primarily the result of growth in employee headcount and a resulting increase in compensation costs. General and administrative expenses as a percentage of total revenue decreased to 6.7% in the first half of 2023 from 7.5% in the first half of 2022.

Interest expense increased $8.5 million, or 29%, to $37.9 million for the six months ended June 30, 2023, compared to $29.4 million for the six months ended June 30, 2022. The increase in interest expense was primarily a result of higher levels of borrowings in 2023 in comparison to 2022 as well as higher interest rates under the Revolving Credit Facility. Borrowings increased, primarily from the issuance of $300 million of 2032 Senior Unsecured Public Notes completed in August 2022 and higher average borrowings on the Revolving Credit Facility, in order to finance the acquisition and development of additional properties.

Gain on sale of assets decreased $2.0 million, or 86%, to $0.3 million for the six months ended June 30, 2023, compared to $2.3 million for the six months ended June 30, 2022. One property was sold during the six months ended June 30, 2023 while five properties were sold during the six months ended June 30, 2022. Gains on sales of assets are dependent on levels of disposition activity and the assets’ bases relative to their sales prices. As a result, such gains are not necessarily comparable period-to-period.

Provision for impairment increased $0.3 million, or 30%, to $1.3 million for the six months ended June 30, 2023, compared to $1.0 million for the six months ended June 30, 2022.  Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount may not be recoverable through operations plus estimated disposition proceeds and are not necessarily comparable period-to-period.

Net income increased $10.4 million, or 14%, to $82.8 million for the six months ended June 30, 2023, compared to $72.4 million for the six months ended June 30, 2022.  The change was the result of the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders increased $10.4 million to $78.8 million, or 15% for the six months ended June 30, 2023, compared to $68.4 million for the six months ended June 30, 2022.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on its outstanding indebtedness, dividends and distributions to its stockholders and holders of the units of the Operating Partnership (the “Operating Partnership Common Units”), and future property acquisitions and development.

The Company expects to meet its short-term liquidity requirements through cash and cash equivalents held as of June 30, 2023, cash provided from operations, anticipated future capital markets transactions, and borrowings under its revolving credit facility. As of June 30, 2023, available cash and cash equivalents, including cash held in escrow, was $12.2 million.

As of June 30, 2023, the Company had $303.0 million outstanding on its revolving credit facility and $697.0 million available for future borrowings, subject to its compliance with covenants. The Company anticipates funding its long-term capital needs through cash provided from operations, borrowings under its revolving credit facility, and the issuance of debt and common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

On July 31, 2023, the Company closed on an unsecured $350 million 5.5-year term loan which includes an accordion option that allows the Company to request additional lender commitments up to a total of $500 million and matures in January 2029. The Company will use the existing $350 million of forward starting interest rate swaps to fix the interest rate on the term loan at 4.52% over the 5.5-year period. The unsecured term loan contains customary covenants substantially similar to the Company’s Revolving Credit Facility.

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

Capitalization

As of June 30, 2023, the Company’s total enterprise value was approximately $8.64 billion. Total enterprise value consisted of $6.32 billion of common equity (based on the June 30, 2023 closing price Company common stock on the NYSE of $65.39 per common share and assuming the conversion of Operating Partnership Common Units), $175.0 million of preferred equity (stated at liquidation value) and $2.16 billion of total debt including (i) $303.0 million of borrowing under its revolving credit facility; (ii) $1.81 billion of senior unsecured notes; (iii) $49.9 million of mortgage notes payable; less $12.2 million cash, cash equivalents and cash held in escrow. The Company’s total debt to total enterprise value was 25.0% at June 30, 2023.

At June 30, 2023, the non-controlling interest in the Operating Partnership consisted of a 0.4% common ownership interest in the Operating Partnership. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of Company common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all Operating Partnership Common Units, there would have been 96,616,955 shares of common stock outstanding at June 30, 2023.

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

Common Stock Offerings

In October 2022, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 750,000 shares, in connection with forward sale agreements. As of December 31, 2022, the Company settled 1,600,000 shares of these October 2022 forward sale agreements, realizing net proceeds of $106.2 million. During the six months ended June 30, 2023, the Company settled the remaining 4,150,000 shares of these October 2022 forward sale agreements, realizing net proceeds of $275.0 million. The offering resulted in total net proceeds to the Company of $381.2 million after deducting fees and expenses and making certain adjustments as provided in the equity distribution agreement.

Preferred Stock Offering

As of June 30, 2023, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.

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

Under the current $750.0 million ATM Program, the Company has entered into forward sale agreements to sell an aggregate of 5,036,229 shares of common stock, for anticipated net proceeds of $345.6 million. Through December 31, 2022, the Company settled 245,591 shares of these forward sale agreements for net proceeds of approximately $18.1 million, after deducting fees and expenses. During the six months ended June 30, 2023, the Company settled an additional 1,865,997 shares of these forward sales agreements for net proceeds of approximately $125.5 million, after deducting fees and expenses.

The Company is required to settle the remaining 2,924,641 shares subject to forward sale agreements by various dates between November and December 2023.  After considering the shares of common stock issued or sold subject to forward sale agreements under the current ATM program, the Company had approximately $401.4 million of availability remaining under the program as of June 30, 2023.

Debt

The below table summarizes the Company’s outstanding debt as of June 30, 2023 and December 31, 2022 (presented in thousands):

	All-in		Principal Amount Outstanding
Senior Unsecured Revolving Credit Facility	Interest Rate	Maturity	June 30, 2023	December 31, 2022
Revolving Credit Facility (1)	5.94%	January 2026	$303,000	$100,000
Total Credit Facility			$303,000	$100,000

Senior Unsecured Notes
2025 Senior Unsecured Notes	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes (2)(3)	2.11%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes (2)(4)	3.49%	October 2030	350,000	350,000
2031 Senior Unsecured Notes (5)	4.42%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes (2)(6)	3.96%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes (2)(7)	2.13%	June 2033	300,000	300,000
Total Senior Unsecured Notes			$1,810,000	$1,810,000

Mortgage Notes Payable
Single Asset Mortgage Loan	5.01%	September 2023	4,622	4,622
Portfolio Credit Tenant Lease	6.27%	July 2026	3,077	3,523
Four Asset Mortgage Loan	3.63%	December 2029	42,250	42,250
Total Mortgage Notes Payable			$49,949	$50,395

Total Principal Amount Outstanding			$2,162,949	$1,960,395

(1) The interest rate of the Revolving Credit Facility assumes SOFR as of June 30, 2023 of 5.09%.

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

Senior Unsecured Notes – Private Placement

The Senior Unsecured Notes (collectively the “Private Placements”) were issued in private placements to individual investors. The Private Placements did not involve a public offering in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

Senior Unsecured Notes – Public Offerings

The Senior Unsecured Public Notes (collectively the “Public Notes”) are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership. The Public Notes are governed by an Indenture, dated August 17, 2020, among the Operating Partnership, the Company and respective trustee (as amended and supplemented by an officer’s certificate dated at the issuance of each of the Public Notes, the “Indenture”). The Indenture, as amended, contains various restrictive covenants, including limitations on the ability of the guarantors and the issuer to incur additional indebtedness and requirements to maintain a pool of unencumbered assets.

Mortgage Notes Payable

As of June 30, 2023, the Company had total gross mortgage indebtedness of $49.9 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $85.0 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.92% as of June 30, 2023 and 3.94% as of December 31, 2022.

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

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of June 30, 2023, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of June 30, 2023.

Cash Flows

Operating - Most of the Company’s cash from operations is generated by rental income from its investment portfolio.  Net cash provided by operating activities for the six months ended June 30, 2023 increased by $33.6 million over the same period in 2022, primarily due to the increase in the size of the Company’s real estate investment portfolio.

Investing - Net cash used in investing activities was $158.2 million lower during the six months ended June 30, 2023, compared to the same period in 2022.  Acquisitions of properties during the six months ended June 30, 2023 were $188.6 million lower than the same period in 2022, due to overall decrease in the level of acquisition activity.  Development costs during the three months ended June 30, 2023 were $9.7 million higher than the same period in 2022, due to the changes in timing of development spend. Proceeds from asset sales decreased by $20.9 million during the six months ended June 30, 2023 compared to the same period in 2022. Proceeds from asset sales are dependent on levels of disposition activity and the specific assets sold and are not necessarily comparable period-to-period.

Financing - Net cash provided by financing activities decreased by $190.3 million during the six months ended June 30, 2023, compared to the same period in 2022.  Net proceeds from the issuance of common stock decreased by $150.6 million during the six months ended June 30, 2023, compared to the same period in 2022.

Net borrowings on the Revolving Credit Facility decreased by $7.0 million during the six months ended June 30, 2023, compared to the same period in 2022. Net borrowings on the Revolving Credit Facility were $203.0 million during the six months ended June 30, 2023 while $210.0 million of net borrowings were completed over the same period in 2022.

Total dividends and distributions paid to its common and preferred stockholders and non-controlling owners increased by $31.9 million during the six months ended June 30, 2023, compared to the same period in 2022, due to the increase in the annualized common dividend rate and an increased number of common shares outstanding. The Company’s annualized common stock dividend declared during the second quarter of 2023 of $2.916 per common share, represents a 3.8% increase over the annualized dividend amount of $2.808 per common share declared in the same period in 2022.

Material Cash Requirements

In conducting our business, the Company enters into contractual obligations, including those for debt and operating leases for land.

Detail on these obligations as of June 30, 2023, including expected settlement periods, is contained below (presented in thousands):

	2023
	(remaining)	2024	2025	2026	2027	Thereafter	Total
Mortgage Notes Payable	$5,081	$963	$1,026	$629	$—	$42,250	$49,949
Revolving Credit Facility (1)	—	—	—	303,000	—	—	303,000
Senior Unsecured Notes	—	—	50,000	—	50,000	1,710,000	1,810,000
Land Lease Obligations	766	7,449	1,197	1,195	1,042	28,809	40,458
Estimated Interest Payments on Outstanding Debt	48,820	79,526	78,246	60,074	58,079	175,789	500,534
Total	$54,667	$87,938	$130,469	$364,898	$109,121	$1,956,848	$2,703,941

(1)	The Revolving Credit Facility matures in January 2026, with options to extend the maturity to extend its maturity date by six months up to two times, for a maximum maturity of January 2027.

In addition to items reflected in the table above, the Company has issued preferred stock with cumulative cash dividends, as described under Equity – Preferred Stock Offering above.

During the first half of 2023 the Company had 31 development or Partner Capital Solutions projects completed or under construction, for which 22 remain under construction as of June 30, 2023. Anticipated total costs for the 22 projects are approximately $97.3 million. These construction commitments will be funded using cash provided from operations, current capital resources on hand, and/or other sources of funding available to the Company.

The Company’s recurring obligations under its tenant leases for maintenance, taxes, and/or insurance will also be funded through the cash sources available to the Company described earlier.

Dividends

During the quarter ended June 30, 2023, the Company declared monthly dividends of $0.243 per common share for April, May and June 2023. The holder of the Operating Partnership Common Units is entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for April and May were paid during the three months ended June 30, 2023 and 2022, while June dividends and distributions were recorded as liabilities on the Condensed Consolidated Balance Sheet at June 30, 2023 and were paid on July 14, 2023.

During the quarter ended June 30, 2023, the Company declared monthly dividends on the Series A Preferred Shares for April, May and June 2023.  The June dividend was recorded as a liability on the Condensed Consolidated Balance Sheet at June 30, 2023 and was paid on July 3, 2023.

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

Reconciliations

The following table provides a reconciliation of net income to FFO, Core FFO and AFFO for the three and six months ended June 30, 2023 and 2022 (presented in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Reconciliation from Net Income to Funds from Operations
Net income	$41,015	$36,130	$82,789	$72,419
Less Series A preferred stock dividends	1,859	1,859	3,718	3,718
Net income attributable to Operating Partnership common unitholders	39,156	34,271	79,071	68,701
Depreciation of rental real estate assets	28,145	21,299	54,729	40,768
Amortization of lease intangibles - in-place leases and leasing costs	14,328	10,550	28,098	19,472
Provision for impairment	1,315	—	1,315	1,015
(Gain) loss on sale or involuntary conversion of assets, net	(319)	8	(319)	(2,276)
Funds from Operations - Operating Partnership common unitholders	$82,625	$66,128	$162,894	$127,680

Amortization of above (below) market lease intangibles, net and assumed mortgage debt discount, net	8,794	8,369	17,489	16,547
Core Funds from Operations - Operating Partnership common unitholders	$91,419	$74,497	$180,383	$144,227

Straight-line accrued rent	(3,108)	(3,095)	(6,147)	(6,230)
Stock based compensation expense	2,177	1,743	4,008	3,378
Amortization of financing costs and original issue discounts	1,029	492	2,057	1,281
Non-real estate depreciation	277	101	569	268
Adjusted Funds from Operations - Operating Partnership common unitholders	$91,794	$73,738	$180,870	$142,924

Funds from Operations per common share and partnership unit - diluted	$0.88	$0.87	$1.77	$1.73
Core Funds from Operations per common share and partnership unit - diluted	$0.98	$0.98	$1.96	$1.95
Adjusted Funds from Operations per common share and partnership unit - diluted	$0.98	$0.97	$1.96	$1.94

Weighted average shares and Operating Partnership common units outstanding
Basic	93,401,489	75,385,539	91,897,009	73,492,716
Diluted	93,482,004	75,917,708	92,209,909	73,822,549

Additional supplemental disclosure
Scheduled principal repayments	$224	$211	$445	$418
Capitalized interest	$664	$150	$1,203	$262
Capitalized building improvements	$2,389	$2,743	$3,092	$3,843

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

	2023
	(remaining)	2024	2025	2026	2027	Thereafter	Total
Mortgage Notes Payable	$5,081	$963	$1,026	$629	$—	$42,250	$49,949
Average Interest Rate	5.12%	6.27%	6.27%	6.27%		3.63%

Revolving Credit Facility (1)	$—	$—	$—	$303,000	$—	$—	$303,000
Average Interest Rate				5.84%

Senior Unsecured Notes	$—	$—	$50,000	$—	$50,000	$1,710,000	$1,810,000
Average Interest Rate			4.16%		4.26%	3.25%

(1)	The Revolving Credit Facility matures in January 2026, with options to extend the maturity date by six months up to two times, for a maximum maturity of January 2027.

The fair value is estimated to be $45.2 million and $1.55 billion for mortgage notes payable and senior unsecured notes, respectively, as of June 30, 2023. The fair value of the Revolving Credit Facility approximates its book value as it is variable rate debt.

The table above incorporates those exposures that exist as of June 30, 2023; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In June 2023, the Company entered into $350 million of forward starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps will exchange variable rate interest on $350 million of SOFR indexed debt to a weighted average fixed interest rate of 3.57% and are effective August 1, 2023 through January 1, 2029. The swaps are designated to hedge previously unhedged variable rate interest payments indexed to SOFR. As of June 30, 2023, these interest rate swaps were valued as an asset of approximately $3.3 million.

The Company does not use derivative instruments for trading or other speculative purposes and the Company did not have any other derivative instruments or hedging activities as of June 30, 2023.

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

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2023 the Company withheld shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

Common stock repurchases during the three months ended June 30, 2023 were:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs
April 1, 2023 - April 30, 2023	—	$—	—	—
May 1, 2023 - May 31, 2023	101	67.04	—	—
June 1, 2023 - June 30, 2023	—	—	—	—
Total	101	$67.04	—	—

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

*101

The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2023 formatted in Inline iXBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

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

Date: August 1, 2023