Form 10-Q
period 2023-09-30
AGREE REALTY CORP
filed 2023-10-24
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023, or

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

As of October 23, 2023, the Registrant had 100,519,717 shares of common stock issued and outstanding.

AGREE REALTY CORPORATION

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Real Estate Investments
Land	$2,231,535	$1,941,599
Buildings	4,750,160	4,054,679
Less accumulated depreciation	(403,501)	(321,142)
	6,578,194	5,675,136
Property under development	36,114	65,932
Net Real Estate Investments	6,614,308	5,741,068

Real Estate Held for Sale, net	3,202	—

Cash and Cash Equivalents	6,384	27,763

Cash Held in Escrows	3	1,146

Accounts Receivable - Tenants, net	77,749	65,841

Lease Intangibles, net of accumulated amortization of
$335,073 and $263,011 at September 30, 2023 and December 31, 2022, respectively	849,191	799,448

Other Assets, net	96,269	77,923

Total Assets	$7,647,106	$6,713,189

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
LIABILITIES
Mortgage Notes Payable, net	$42,952	$47,971

Unsecured Term Loan, net	346,639	—

Senior Unsecured Notes, net	1,793,777	1,792,047

Unsecured Revolving Credit Facility	49,000	100,000

Dividends and Distributions Payable	25,131	22,345

Accounts Payable, Accrued Expenses, and Other Liabilities	106,755	83,722

Lease Intangibles, net of accumulated amortization of
$40,667 and $35,992 at September 30, 2023 and December 31, 2022, respectively	37,458	36,714

Total Liabilities	2,401,712	2,082,799

EQUITY
Preferred stock, $.0001 par value per share, 4,000,000 shares authorized, 7,000 shares Series A outstanding, at stated liquidation value of $25,000 per share, at September 30, 2023 and December 31, 2022	175,000	175,000
Common stock, $.0001 par value, 180,000,000 shares authorized, 100,519,717 and 90,173,424 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	10	9
Additional paid-in-capital	5,352,063	4,658,570
Dividends in excess of net income	(316,083)	(228,132)
Accumulated other comprehensive income (loss)	33,291	23,551

Total Equity - Agree Realty Corporation	5,244,281	4,628,998
Non-controlling interest	1,113	1,392
Total Equity	5,245,394	4,630,390

Total Liabilities and Equity	$7,647,106	$6,713,189

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues
Rental income	$136,774	$110,031	$393,259	$313,136
Other	38	34	71	147
Total Revenues	136,812	110,065	393,330	313,283

Operating Expenses
Real estate taxes	10,124	8,526	29,429	24,117
Property operating expenses	5,518	4,557	18,120	13,575
Land lease expense	411	404	1,252	1,213
General and administrative	8,844	6,992	26,087	22,265
Depreciation and amortization	45,625	35,157	129,020	95,666
Provision for impairment	3,195	—	4,510	1,015
Total Operating Expenses	73,717	55,636	208,418	157,851

Gain (loss) on sale of assets, net	(20)	3,000	299	5,326
Gain (loss) on involuntary conversion, net	—	(115)	—	(165)
Income from Operations	63,075	57,314	185,211	160,593

Other (Expense) Income
Interest expense, net	(20,803)	(17,149)	(58,748)	(46,592)
Income tax (expense) benefit	(709)	(720)	(2,201)	(2,137)
Other (expense) income	94	132	184	132
Net Income	41,657	39,577	124,446	111,996

Less net income attributable to non-controlling interest	135	152	442	485
Net income attributable to Agree Realty Corporation	41,522	39,425	124,004	111,511
Less Series A preferred stock dividends	1,859	1,859	5,578	5,578
Net Income Attributable to Common Stockholders	$39,663	$37,566	$118,426	$105,933

Net Income Per Share Attributable to Common Stockholders
Basic	$0.41	$0.47	$1.26	$1.40
Diluted	$0.41	$0.46	$1.26	$1.39

Other Comprehensive Income
Net income	$41,657	$39,577	$124,446	$111,996
Amortization of interest rate swaps	(631)	(273)	(1,889)	(109)
Change in fair value and settlement of interest rate swaps	8,324	(7,181)	11,664	29,881
Total comprehensive income (loss)	49,350	32,123	134,221	141,768
Less comprehensive income (loss) attributable to non-controlling interest	162	121	477	630

Comprehensive Income (Loss) Attributable to Agree Realty Corporation	$49,188	$32,002	$133,744	$141,138

Weighted Average Number of Common Shares Outstanding - Basic	97,255,143	79,701,136	93,474,182	75,361,583

Weighted Average Number of Common Shares Outstanding - Diluted	97,349,473	80,589,446	93,732,359	75,890,692

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

							Accumulated
						Dividends in	Other
	Preferred Stock		Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2022	7,000	$175,000	90,173,424	$9	$4,658,570	$(228,132)	$23,551	$1,392	$4,630,390
Issuance of common stock, net of issuance costs	—	—	2,945,000	—	195,133	—	—	—	195,133
Repurchase of common shares	—	—	(35,578)	—	(2,607)	—	—	—	(2,607)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	128,993	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(13,760)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,831	—	—	—	1,831
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(65,939)	—	(250)	(66,189)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	(627)	(2)	(629)
Net income	—	1,859	—	—	—	39,755	—	160	41,774
Balance, March 31, 2023	7,000	$175,000	93,198,079	$9	$4,852,927	$(254,316)	$22,924	$1,300	$4,797,844
Issuance of common stock, net of issuance costs	—	—	3,070,997	1	205,104	—	—	—	205,105
Repurchase of common shares	—	—	(101)	—	(8)	—	—	—	(8)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	373	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(12)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,177	—	—	—	2,177
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(68,688)	—	(252)	(68,940)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	2,701	10	2,711
Net income	—	1,859	—	—	—	39,009	—	147	41,015
Balance, June 30, 2023	7,000	$175,000	96,269,336	$10	$5,060,200	$(283,995)	$25,625	$1,205	$4,978,045
Issuance of common stock, net of issuance costs	—	—	4,251,771	—	289,748	—	—	—	289,748
Repurchase of common shares	—	—	(990)	—	(57)	—	—	—	(57)
Forfeiture of restricted stock	—	—	(400)	—	(3)	—	—	—	(3)
Stock-based compensation	—	—	—	—	2,175	—	—	—	2,175
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(71,751)	—	(254)	(72,005)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	7,666	27	7,693
Net income	—	1,859	—	—	—	39,663	—	135	41,657
Balance, September 30, 2023	7,000	$175,000	100,519,717	$10	$5,352,063	$(316,083)	$33,291	$1,113	$5,245,394

Cash dividends declared per depositary share of Series A preferred stock:
For the three months ended March 31, 2023		$0.266
For the three months ended June 30, 2023		$0.266
For the three months ended September 30, 2023		$0.266

Cash dividends declared per common share:
For the three months ended March 31, 2023				$0.720
For the three months ended June 30, 2023				$0.729
For the three months ended September 30, 2023				$0.729

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

							Accumulated
						Dividends in	Other
	Preferred Stock		Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2021	7,000	$175,000	71,285,311	$7	$3,395,549	$(147,366)	$(5,503)	$1,629	$3,419,316
Issuance of common stock, net of issuance costs	—	—	3,791,964	1	250,683	—	—	—	250,684
Repurchase of common shares	—	—	(28,117)	—	(1,745)	—	—	—	(1,745)
Issuance of restricted stock under the 2020 Omnibus Incentive Plan	—	—	125,422	—	648	—	—	—	648
Stock-based compensation	—	—	—	—	1,635	—	—	—	1,635
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(49,653)	—	(237)	(49,890)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	20,563	100	20,663
Net income	—	1,859	—	—	—	34,254	—	176	36,289
Balance, March 31, 2022	7,000	$175,000	75,174,580	$8	$3,646,770	$(162,765)	$15,060	$1,668	$3,675,741
Issuance of common stock, net of issuance costs	—	—	4,667,850	—	300,110	—	—	—	300,110
Repurchase of common shares	—	—	(1,052)	—	(76)	—	—	—	(76)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	1,493	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(128)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,743	—	—	—	1,743
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(53,867)	—	(245)	(54,112)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	16,487	76	16,563
Net income	—	1,859	—	—	—	34,114	—	157	36,130
Balance, June 30, 2022	7,000	$175,000	79,842,743	$8	$3,948,547	$(182,518)	$31,547	$1,656	$3,974,240
Issuance of common stock, net of issuance costs	—	—	8,739,752	1	601,086	—	—	—	601,087
Repurchase of common shares	—	—	(943)	—	(66)	—	—	—	(66)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	1,754	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(10,058)	—	(61)	—	—	—	(61)
Stock-based compensation	—	—	—	—	1,575	—	—	—	1,575
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(58,088)	—	(244)	(58,332)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	(7,423)	(31)	(7,454)
Net income	—	1,859	—	—	—	37,566	—	152	39,577
Balance, September 30, 2022	7,000	$175,000	88,573,248	$9	$4,551,081	$(203,040)	$24,124	$1,533	$4,548,707

Cash dividends declared per depositary share of Series A preferred stock:
For the three months ended March 31, 2022		$0.266
For the three months ended June 30, 2022		$0.266
For the three months ended September 30, 2022		$0.266

Cash dividends declared per common share:
For the three months ended March 31, 2022				$0.681
For the three months ended June 30, 2022				$0.702
For the three months ended September 30, 2021				$0.702

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities
Net income	$124,446	$111,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,020	95,666
Amortization from above (below) market lease intangibles, net	25,615	24,863
Amortization from financing costs, credit facility costs and debt discount	3,468	2,938
Stock-based compensation	6,180	4,892
Straight-line accrued rent	(8,942)	(9,419)
Provision for impairment	4,510	1,015
Gain (loss) on settlement of interest rate swaps	—	28,414
(Gain) loss on sale of assets	(299)	(5,326)
(Increase) decrease in accounts receivable	(3,080)	(15,233)
(Increase) decrease in other assets	(7,929)	11,317
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	20,599	17,822
Net Cash Provided by Operating Activities	293,588	268,945

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(1,010,182)	(1,166,124)
Development of real estate investments and other assets, net of reimbursements
(including capitalized interest of $1,669 in 2023 and $816 in 2022)	(76,618)	(60,968)
Payment of leasing costs	(167)	(372)
Net proceeds from sale of assets	3,267	43,923
Net Cash Used in Investing Activities	(1,083,700)	(1,183,541)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	689,986	1,151,881
Repurchase of common shares	(2,672)	(1,887)
Unsecured revolving credit facility borrowings	1,005,000	925,000
Unsecured revolving credit facility repayments	(1,056,000)	(1,085,000)
Payments of mortgage notes payable	(5,296)	(633)
Proceeds from unsecured term loan	350,000	—
Proceeds from senior unsecured notes	—	297,513
Payment of Series A preferred dividends	(5,578)	(5,578)
Payment of common stock dividends	(203,593)	(157,063)
Distributions to non-controlling interest	(756)	(722)
Payments for financing costs	(3,501)	(2,651)
Net Cash Provided by Financing Activities	767,590	1,120,860

Net Increase (Decrease) in Cash and Cash Equivalents and Cash Held in Escrow	(22,522)	206,264
Cash and cash equivalents and cash held in escrow, beginning of period	28,909	45,250
Cash and cash equivalents and cash held in escrow, end of period	$6,387	$251,514

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$47,829	$45,703
Cash paid for income tax	$3,044	$2,379

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Lease right of use assets added under new ground leases	$—	$1,816
Mortgage note payable assumed, net of $2,548 mortgage debt discount	$—	$39,702
Series A preferred dividends declared and unpaid	$620	$620
Common stock dividends and limited partners' distributions declared and unpaid	$24,511	$20,807
Change in accrual of development, construction and other real estate investment costs	$2,435	$2,342

See accompanying notes to Condensed Consolidated Financial Statements.

AGREE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.7% and 99.6% common equity interest as of September 30, 2023 and December 31, 2022, respectively. There is a one-for-one relationship between the limited partnership interests in the Operating Partnership (“Operating Partnership Common Units”) owned by the Company and shares of Company common stock outstanding. The Company also owns 100% of the Series A preferred equity interest in the Operating Partnership. This preferred equity interest corresponds on a one-for-one basis to the Company’s Series A Preferred Stock (Refer to Note 6 – Common and Preferred Stock), providing income and distributions to the Company equal to the dividends payable on that stock.

At September 30, 2023 and December 31, 2022, respectively the non-controlling interest in the Operating Partnership consisted of a 0.3% and 0.4% common ownership interest in the Operating Partnership held by the Company’s founder and Executive Chairman. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all non-controlling Operating Partnership Common Units, there would have been 100,867,336 shares of common stock outstanding at September 30, 2023.

As of September 30, 2023, the Company owned 2,084 properties, with a total gross leasable area (“GLA”) of approximately 43.2 million square feet. As of September 30, 2023, the Company’s portfolio was approximately 99.7% leased and had a weighted average remaining lease term (excluding extension options) of approximately 8.6 years. A significant majority of its properties are leased to national tenants and approximately 68.9% of its annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners.

The terms “Agree Realty,” the “Company,” “Management,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three and nine months ended September 30, 2023 may not be indicative of the results that may be expected for the year ending December 31, 2023.

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

Consolidation

Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership. The Company consolidates the Operating Partnership under the guidance set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, and as a result, the unaudited Condensed Consolidated Financial Statements include the accounts of the Company, the Operating Partnership and its wholly owned subsidiaries. All material intercompany accounts and transactions are eliminated, including the Company’s Series A preferred equity interest in the Operating Partnership.

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

Assets Held for Sale

Assets are classified as real estate held for sale based on specific criteria as outlined in FASB ASC Topic 360, Property, Plant & Equipment. Properties classified as real estate held for sale are recorded at the lower of their carrying value or their fair value, less anticipated selling costs. Any properties classified as held for sale are not depreciated. Assets are generally classified as real estate held for sale once management has actively engaged in marketing the asset and has received a firm purchase commitment that is expected to close within one year.

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

The following schedule summarizes the Company’s amortization of lease intangibles for the three and nine months ended September 30, 2023 and 2022 (presented in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Lease intangibles (in-place)	$15,117	$11,693	$42,924	$30,895
Lease intangibles (above-market)	10,015	10,010	30,290	29,493
Lease intangibles (below-market)	(1,722)	(1,636)	(4,675)	(4,630)
Total	$23,410	$20,067	$68,539	$55,758

The following schedule represents estimated future amortization of lease intangibles as of September 30, 2023 (presented in thousands):

	2023
Year Ending December 31,	(remaining)	2024	2025	2026	2027	Thereafter	Total
Lease intangibles (in-place)	$15,338	$59,585	$56,542	$53,207	$47,630	$221,890	$454,192
Lease intangibles (above-market)	9,596	36,956	34,622	32,893	30,298	250,634	394,999
Lease intangibles (below-market)	(1,405)	(5,203)	(4,767)	(4,413)	(4,064)	(17,606)	(37,458)
Total	$23,529	$91,338	$86,397	$81,687	$73,864	$454,918	$811,733

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

Cash and Cash Equivalents and Cash Held in Escrows

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of deposit, checking, and money market accounts.  The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Cash held in escrows primarily relates to proposed like-kind exchange transactions pursued under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and funds restricted through a mortgage agreement. The Company had $5.3 million and $27.1 million in cash and cash equivalents and cash held in escrow as of September 30, 2023 and December 31, 2022, respectively, in excess of the FDIC insured limit.

Per the requirements of Accounting Standards Update (“ASU”) 2016-18 Topic 230, Statement of Cash Flows, the following table provides a reconciliation of cash and cash equivalents and cash held in escrow, both as reported within the Condensed Consolidated Balance Sheets, to the total of the cash and cash equivalents and cash held in escrow as reported within the Condensed Consolidated Statements of Cash Flows (presented in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$6,384	$27,763
Cash held in escrow	3	1,146
Total of cash and cash equivalents and cash held in escrow	$6,387	$28,909

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

Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the accounts receivable - tenants line item in the Condensed Consolidated Balance Sheets. The balance of straight-line rent receivables at September 30, 2023 and December 31, 2022 was $62.7 million and $53.9 million, respectively. To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce rental income.

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

As of September 30, 2023, the Company has four leases across four tenants where collection is not considered probable. For these tenants, the Company is recording rental income on a cash basis and has written off any outstanding receivables, including straight-line rent receivables. Adjustments to rental revenue related to tenants accounted for on the cash basis resulted in an increase to rental income of $0.3 million and $0.2 million for the three and nine months ended September 30, 2023, respectively due to the receipt of amounts previously considered uncollectible.

In addition to the tenant-specific collectability assessment performed, the Company may also recognize a general allowance, as a reduction to rental revenue, for its operating lease receivables which are not expected to be fully collectible based on the potential for settlement of arrears. The Company had no general allowance at September 30, 2023 and December 31, 2022.

The Company’s leases provide for reimbursement from tenants for common area maintenance, insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursement revenue is estimated each period and is recognized as rental revenue in the period the recoverable costs are incurred and accrued, and the related revenue is earned. The balance of unbilled operating cost reimbursement receivable at September 30, 2023 and December 31, 2022 was $14.7 million and $11.1 million, respectively. Unbilled operating cost reimbursement receivable is reflected in accounts receivable – tenants, net in the Condensed Consolidated Balance Sheets.

The Company has adopted the practical expedient in FASB ASC Topic 842, Leases (“ASC 842”) that allows lessors to combine non-lease components with the lease components when the timing and patterns of transfer for the lease and non-lease components are the same and the lease is classified as an operating lease.  As a result, all rentals and reimbursements pursuant to tenant leases are reflected as one-line, rental income, in the Condensed Consolidated Statement of Operations and Comprehensive Income.

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

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net earnings per share of common stock for each of the periods presented (presented in thousands, except for share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income attributable to Agree Realty Corporation	$41,522	$39,425	$124,004	$111,511
Less: Series A preferred stock dividends	(1,859)	(1,859)	(5,578)	(5,578)
Net income attributable to common stockholders	39,663	37,566	118,426	105,933
Less: Income attributable to unvested restricted shares	(96)	(97)	(300)	(283)
Net income used in basic and diluted earnings per share	$39,567	$37,469	$118,126	$105,650

Weighted average number of common shares outstanding	97,497,836	79,930,394	93,716,875	75,590,841
Less: Unvested restricted shares	(242,693)	(229,258)	(242,693)	(229,258)
Weighted average number of common shares outstanding used in basic earnings per share	97,255,143	79,701,136	93,474,182	75,361,583

Weighted average number of common shares outstanding used in basic earnings per share	97,255,143	79,701,136	93,474,182	75,361,583
Effect of dilutive securities:
Share-based compensation	94,330	125,925	108,646	111,989
ATM Forward Equity Offerings	—	156,062	49,235	65,932
December 2021 Forward Equity Offering	—	—	—	119,950
May 2022 Forward Equity Offering	—	606,323	—	231,238
September 2022 Forward Equity Offering	—	—	100,296	—
Weighted average number of common shares outstanding used in diluted earnings per share	97,349,473	80,589,446	93,732,359	75,890,692

Operating Partnership Units ("OP Units")	347,619	347,619	347,619	347,619
Weighted average number of common shares and OP Units outstanding used in diluted earnings per share	97,697,092	80,937,065	94,079,978	76,238,311

For the three months ended September 30, 2023, 732 restricted shares granted in 2020, 2021 and 2022, and 1,660 performance units granted in 2023 were anti-dilutive and were not included in the computation of diluted earnings per share.

For the nine months ended September 30, 2023, 356 performance units granted in 2021 and 2022 were anti-dilutive and were not included in the computation of diluted earnings per share.

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

In August 2023, the FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60) (“ASU 2023-05”). ASU 2023-05 addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements.  Currently, GAAP does not provide specific authoritative guidance on how a joint venture, upon formation, should recognize and initially measure assets contributed and liabilities assumed. ASU 2023-05 will require that a joint venture apply a new basis of accounting upon formation. By applying a new basis of accounting, a joint venture, upon formation, will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The amendments in ASC 2023-05 are effective prospectively for all joint ventures formed on or after January 1, 2025. Joint ventures formed prior to January 1, 2025 may elect to apply the amendments retrospectively and early adoption is permitted. The Company does not have joint ventures and as such does not anticipate any impact from the amendments.

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

The Company’s leases typically provide the tenant with one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.

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

The following table includes information regarding contractual lease payments for the Company’s operating leases for which it is the lessor, for the three and nine months ended September 30, 2023 and 2022 (presented in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total lease payments	$141,960	$115,567	$409,802	$328,991
Less: Operating cost reimbursements and percentage rents	14,388	12,012	45,509	35,696
Total non-variable lease payments	$127,572	$103,555	$364,293	$293,295

At September 30, 2023, future non-variable lease payments to be received from the Company’s operating leases for the remainder of 2023, the following four years, and thereafter are as follows (presented in thousands):

	2023
Year Ending December 31,	(remaining)	2024	2025	2026	2027	Thereafter	Total
Future non-variable lease payments	$135,968	$545,296	$538,038	$518,637	$492,646	$2,746,339	$4,976,924

Deferred Revenue

As of September 30, 2023 and December 31, 2022, there was $19.0 million and $18.1 million, respectively, in deferred revenues resulting from rents paid in advance. Deferred revenues are recognized within accounts payable, accrued expenses, and other liabilities on the Condensed Consolidated Balance Sheets as of these dates.

Land Lease Obligations

The Company is the lessee under land lease agreements for certain of its properties. ASC 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases, whether qualifying as operating or finance.  As of September 30, 2023 and December 31, 2022, the Company had $60.4 million and $60.9 million, respectively, of right of use assets, net, recognized within other assets in the Condensed Consolidated Balance Sheets, while the corresponding lease obligations, net, of $23.1 million and $23.6 million, respectively, were recognized within accounts payable, accrued expenses, and other liabilities on the Condensed Consolidated Balance Sheets as of these dates.

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

Amortization of right of use assets for operating land leases is classified as land lease expense and was $0.4 million for the three months ended September 30, 2023 and 2022 and $1.3 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively. There was no amortization of right of use assets for finance land leases, as the underlying leased asset (land) has an infinite life.  Interest expense on finance land leases was less than $0.1 million during the three months ended September 30, 2023 and 2022, and $0.2 million for the nine months ended September 30, 2023 and 2022.

In calculating its lease obligations under ground leases, the Company uses discount rates estimated to be equal to what it would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following tables include information on the Company’s land leases for which it is the lessee, for the three and nine months ended September 30, 2023 and 2022. (presented in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating leases:
Operating cash outflows	$299	$299	$898	$898
Weighted-average remaining lease term - operating leases (years)	33.3	33.6	33.3	33.6

Finance leases:
Operating cash outflows	$63	$64	$189	$192
Financing cash outflows	$21	$20	$63	$60
Weighted-average remaining lease term - finance leases (years)	1.0	2.0	1.0	2.0

The weighted-average discount rate used in computing operating and finance lease obligations approximated 4% at September 30, 2023 and 2022.

The following is a maturity analysis of lease liabilities for operating land leases as of September 30, 2023 for the remainder of 2023 and the following four years. (presented in thousands)

	2023
Year Ending December 31,	(remaining)	2024	2025	2026	2027	Thereafter	Total
Lease payments	$299	$1,197	$1,197	$1,195	$1,042	$28,809	$33,739
Imputed interest	(176)	(690)	(669)	(647)	(627)	(13,864)	(16,673)
Total lease liabilities	$123	$507	$528	$548	$415	$14,945	$17,066

The following is a maturity analysis of lease liabilities for finance land leases as of September 30, 2023 for the remainder of 2023 and the following four years. (presented in thousands)

	2023
Year Ending December 31,	(remaining)	2024	2025	2026	2027	Thereafter	Total
Lease payments	$84	$6,252	$—	$—	$—	$—	$6,336
Imputed interest	(63)	(207)	—	—	—	—	(270)
Total lease liabilities	$21	$6,045	$—	$—	$—	$—	$6,066

Note 4 – Real Estate Investments

Real Estate Portfolio

As of September 30, 2023, the Company owned 2,084 properties, with a total gross leasable area (“GLA”) of approximately 43.2 million square feet. Net Real Estate Investments totaled $6.61 billion as of September 30, 2023. As of December 31, 2022, the Company owned 1,839 properties, with a total GLA of approximately 38.1 million square feet. Net Real Estate Investments totaled $5.74 billion as of December 31, 2022.

Acquisitions

During the three months ended September 30, 2023, the Company purchased 74 retail net lease assets for approximately $399.7 million, which includes acquisition and closing costs. These properties are located in 28 states and had a weighted average lease term of approximately 11.5 years.

During the nine months ended September 30, 2023, the Company purchased 232 retail net lease assets for approximately $1.01 billion, which includes acquisition and closing costs. These properties are located in 37 states and had a weighted average lease term of approximately 11.5 years.

The aggregate acquisitions for the nine months ended September 30, 2023 were allocated $273.9 million to land, $617.8 million to buildings and improvements and $118.7 million to lease intangibles, net.

During the three months ended September 30, 2022, the Company purchased 98 retail net lease assets for approximately $361.5 million. These properties are located in 29 states and are leased for a weighted average lease term of approximately 11.1 years.

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

The acquisitions during the nine months ended September 30, 2023 and 2022 were primarily funded as cash purchases and the assumption of a mortgage note payable with a principal balance of $42.3 million in 2022. There was no material contingent consideration associated with these acquisitions. None of the Company’s acquisitions during the first nine months of 2023 or 2022 caused any new or existing tenant to comprise 10% or more of its total assets or generate 10% or more of its total annualized contractual base rent.

Developments

During the third quarter of 2023, the Company changed the name of its Partner Capital Solutions program to Developer Funding Platform.

During the three months ended September 30, 2023, the Company commenced two and completed eight development or Developer Funding Platform projects. During the nine months ended September 30, 2023, the Company commenced nine and completed 17 development or Developer Funding Platform projects.  At September 30, 2023, the Company had 16 development or Developer Funding Platform projects under construction.

During the three months ended September 30, 2022, the Company commenced two development or Partner Capital Solutions projects. During the nine months ended September 30, 2022, the Company commenced 22 development or Partner Capital Solutions projects. At September 30, 2022, the Company had 20 development or Partner Capital Solutions projects under construction.

Dispositions

During the three months ended September 30, 2023, the Company sold one property for net proceeds of $0.2 million and recorded a net loss of less than $0.1 million.

During the nine months ended September 30, 2023, the Company sold two properties for net proceeds of $3.3 million and recorded a net gain of $0.3 million.

During the three months ended September 30, 2022, the Company sold one property for net proceeds of $20.0 million and recorded a net gain of $3.0 million.

During the nine months ended September 30, 2022, the Company sold six properties for net proceeds of $43.9 million and recorded a net gain of $5.3 million.

Assets Held for Sale

Real estate held for sale consisted of the following as of September 30, 2023 and December 31, 2022 (presented in thousands):

	September 30, 2023	December 31, 2022
Land	$1,342	$—
Building	2,393	—
	3,735	—
Accumulated depreciation and amortization, net	(533)	—
Total Real Estate Held for Sale, net	$3,202	$—

Provisions for Impairment

As a result of the Company’s review of real estate investments, it recognized $3.2 million and no provisions for impairment for the three months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized a $4.5 million and $1.0 million provision for impairment, respectively. The estimated fair value of the impaired real estate assets at their time of impairment was $2.6 million in 2023 and $1.8 million in 2022.

Note 5 – Debt

As of September 30, 2023, the Company had total gross indebtedness of $2.25 billion, including (i) $45.1 million of mortgage notes payable; (ii) $350.0 million unsecured term loan; (iii) $1.81 billion of senior unsecured notes; and (iv) $49.0 million outstanding under the Revolving Credit Facility (defined below).

Mortgage Notes Payable

As of September 30, 2023, the Company had total gross mortgage indebtedness of $45.1 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $80.0 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.80% as of September 30, 2023 and 3.94% as of December 31, 2022.

Mortgage notes payable consisted of the following (presented in thousands):

	September 30, 2023	December 31, 2022
Note payable in monthly installments of interest only at 5.01% per annum, extinguished in September 2023	$—	$4,622

Note payable in monthly installments of $92 including interest at 6.27% per annum, with a final monthly payment due July 2026	2,849	3,523

Note payable in monthly installments of interest only at 3.63% per annum, with a balloon payment due December 2029	42,250	42,250

Total principal	45,099	50,395
Unamortized debt issuance costs and assumed debt discount, net	(2,147)	(2,424)
Total	$42,952	$47,971

During the three months ended September 30, 2023, the Company repaid the $4.6 million, 5.01% per annum, interest only mortgage note maturing in September 2023.

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

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At September 30, 2023, there were no mortgage loans with partial recourse to the Company.

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

Unsecured Term Loan

The following table presents the unsecured term loan principal balances net of unamortized debt issuance costs as of September 30, 2023 and December 31, 2022 (presented in thousands):

	All-in
	Interest Rate (1)	Maturity	September 30, 2023	December 31, 2022
2029 Unsecured Term Loan	4.52%	January 2029	$350,000	$—
Total Principal			350,000	—
Unamortized debt issuance costs, net			(3,361)	—
Total			$346,639	$—

(1) Interest rate at September 30, 2023 reflects the credit spread of 95 basis points plus the impact of interest rate swaps which converted $350 million of SOFR-based interest to a fixed interest rate of 3.57%.

On July 31, 2023, the Company closed on an unsecured $350 million 5.5-year term loan (the “2029 Unsecured Term Loan”) which includes an accordion option that allows the Company to request additional lender commitments up to a total of $500 million and matures in January 2029. Borrowings under the 2029 Unsecured Term Loan are priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings. Based on the Company’s credit ratings at the time of closing, pricing on the 2029 Unsecured Term Loan was 95 basis points over SOFR. The Company used the existing $350 million of forward starting interest rate swaps to hedge the variable SOFR priced interest to a weighted average fixed rate of 3.57% until January 2029.

Senior Unsecured Notes

The following table presents the senior unsecured notes principal balances net of unamortized debt issuance costs and original issue discounts for the Company’s private placement and public offerings as of September 30, 2023 and December 31, 2022 (presented in thousands):

	All-in	Coupon
	Interest Rate (1)	Rate	Maturity	September 30, 2023	December 31, 2022
2025 Senior Unsecured Notes	4.16%	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes	2.11%	2.00%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes	3.49%	2.90%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	4.47%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes	3.96%	4.80%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes	2.13%	2.60%	June 2033	300,000	300,000
Total Principal				1,810,000	1,810,000
Unamortized debt issuance costs and original issue discounts, net				(16,223)	(17,953)
Total				$1,793,777	$1,792,047

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

The Company and Richard Agree, the Executive Chairman of the Company, were parties to a Reimbursement Agreement dated November 18, 2014 (the “Reimbursement Agreement”). Pursuant to the Reimbursement Agreement, Mr. Agree had agreed to reimburse the Company for any loss incurred under the Revolving Credit Facility in an amount not to exceed $14.0 million to the extent that the value of the Operating Partnership’s assets available to satisfy the Operating Partnership’s obligations under the Revolving Credit Facility is less than $14.0 million. The parties terminated the Reimbursement Agreement and entered into a new reimbursement agreement dated October 3, 2023 (the “New Reimbursement Agreement”).  Pursuant to the New Reimbursement Agreement, Mr. Agree has agreed to reimburse the Company for his proportionate share of loss incurred under the Revolving Credit Facility in an amount to be determined by facts and circumstances at the time of loss.

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt as of September 30, 2023 (presented in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2023	$231	$—	$231
2024	963	—	963
2025	1,026	50,000	51,026
2026 (1)	629	49,000	49,629
2027	—	50,000	50,000
Thereafter	—	2,102,250	2,102,250
Total scheduled principal payments	$2,849	$2,251,250	$2,254,099
(1)	The Revolving Credit Facility matures in January 2026, with options to extend the maturity to January 2027. The Revolving Credit Facility had a $49.0 million outstanding balance as of September 30, 2023.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum total leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of September 30, 2023, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of September 30, 2023.

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

Common Stock Offerings

In December 2021, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 750,000 shares, in connection with forward sale agreements. During the nine months ended September 30, 2022, the Company settled all of the December 2021 forward sale agreements. The offering resulted in net proceeds to the Company of approximately $368.7 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreements.

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

In October 2022, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 750,000 shares, in connection with forward sale agreements. As of December 31, 2022, the Company settled 1,600,000 shares of these October 2022 forward sale agreements, realizing net proceeds of $106.2 million. During the nine months ended September 30, 2023, the Company settled the remaining 4,150,000 shares of these October 2022 forward sale agreements, realizing net proceeds of $275.0 million. The offering resulted in total net proceeds to the Company of $381.2 million after deducting fees and expenses and making certain adjustments as provided in the equity distribution agreement.

Preferred Stock Offering

As of September 30, 2023, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.

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

Under the current $750.0 million ATM Program, the Company has entered into forward sale agreements through September 30, 2023 to sell an aggregate of 6,363,359 shares of common stock, for net proceeds of $433.4 million. Through December 31, 2022, the Company settled 245,591 shares of these forward sale agreements for net proceeds of approximately $18.1 million, after deducting fees and expenses. During the nine months ended September 30, 2023, the Company settled the remaining 6,117,768 shares of these forward sales agreements for net proceeds of approximately $415.4 million, after deducting fees and expenses.

After considering the shares of common stock issued or sold subject to forward sale agreements under the current ATM Program, the Company had approximately $313.4 million of availability remaining under the current ATM program as of September 30, 2023.

During 2022, the Company settled 5,453,975 shares of common stock under predecessor ATM programs, generating net proceeds of $379.1 million.

Note 7 – Dividends and Distribution Payable

During the three months ended September 30, 2023 and 2022 the Company declared monthly dividends of $0.243 and $0.234, respectively, per common share. Holders of Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for July and August were paid during the three months ended September 30, 2023 and 2022, while the September dividends and distributions were recorded as liabilities on the Condensed Consolidated Balance Sheets at September 30, 2023 and 2022. The September 2023 and 2022 dividends per common share and distributions per Operating Partnership Common Units were paid on October 13, 2023 and October 14, 2022, respectively.

During the three months ended September 30, 2023 and 2022 the Company declared monthly dividends on the Series A Preferred Shares in the amount of $0.08854, per Depositary Share.  The dividends payable for July and August were paid during the three months ended September 30, 2023 and 2022, while the September dividends and distributions were recorded as a liability on the Condensed Consolidated Balance Sheet at September 30, 2023 and 2022. The September 2023 and 2022 dividends per Depository Share were paid on October 2, 2023 and October 3, 2022, respectively.

Note 8 – Income Taxes

Uncertain Tax Positions

The Company is subject to the provisions of FASB ASC Topic 740-10 (“ASC 740-10”) and has analyzed its various federal and state filing positions. The Company believes that its income tax filing positions and deductions are documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740-10. The Company’s federal income tax returns are open for examination by taxing authorities for all tax years after December 31, 2019. The Company has elected to record related interest and penalties, if any, as income tax expense on the Consolidated Statements of Operations and Comprehensive Income. The Company has no material interest or penalties relating to income taxes recognized for the three and nine months ended September 30, 2023 and 2022.

Income Tax Expense

The Company recognized total federal and state tax expense of approximately $0.7 million for each of the three months ended September 30, 2023 and 2022, and approximately $2.2 million and $2.1 million for the nine months ended September 30, 2023 and 2022, respectively.

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

2023 Hedge Activity

In June 2023, the Company entered into $350 million of forward starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate SOFR interest on $350 million of SOFR indexed debt to a weighted average fixed interest rate of 3.57% and are effective August 1, 2023 through the maturity date of January 1, 2029. The swaps are designated to hedge the variable rate interest payments of the 2029 Unsecured Term Loan indexed to SOFR. As of September 30, 2023, these interest rate swaps were valued as an asset of approximately $11.7 million.

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

Accumulated OCI relates to (i) the change in fair value of interest rate derivatives and (ii) realized gains or losses on settled derivative instruments. Amounts are reclassified out of accumulated OCI as an adjustment to interest expense for (i) realized gains or losses related to effective interest rate swaps and (ii) realized gains or losses on settled derivative instruments, amortized over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $8.5 million will be reclassified as a decrease to interest expense.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (presented in thousands, except number of instruments):

	Number of Instruments [1]		Notional Amount[1]
	September 30,	December 31,	September 30,	December 31,
Interest Rate Derivatives	2023	2022	2023	2022
Interest rate swap	3	—	$350,000	$—

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

	Asset Derivatives
	September 30, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Other Assets, net	$11,664	$—

Liability Derivatives
	September 30, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Accounts Payable, Accrued Expenses, and Other Liabilities	$—	$—

The table below presents the effect of the Company’s derivative financial instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2023 and 2022 (presented in thousands).

	Amount of Income/(Loss)		Location of Accumulated OCI	Amount Reclassified from
	Recognized in		Reclassified from Accumulated	Accumulated OCI as a
	OCI on Derivative		OCI into Income	(Reduction)/Increase in Interest Expense
Three Months Ended September 30,	2023	2022		2023	2022
Interest rate swaps	$9,348	$(7,181)	Interest expense	$(1,653)	$(273)

	Amount of Income/(Loss)		Location of Accumulated OCI	Amount Reclassified from
	Recognized in		Reclassified from Accumulated	Accumulated OCI as a
	OCI on Derivative		OCI into Income	(Reduction)/Increase in Interest Expense
Nine Months Ended September 30,	2023	2022		2023	2022
Interest rate swaps	$12,688	$29,881	Interest expense	$(2,913)	$(109)

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of September 30, 2023.

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

As of September 30, 2023, the fair value of derivatives in a net asset position related to these agreements, which includes interest but excludes any adjustment for nonperformance risk was $12.3 million. The Company had no derivatives outstanding as of December 31, 2022. There was no offsetting of derivative assets or liabilities as of September 30, 2023 and December 31, 2022.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of

September 30, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (presented in thousands):

	Total Fair Value	Level 2
September 30, 2023
Derivative assets - interest rate swaps	$11,664	$11,664
Derivative liabilities - interest rate swaps	$—	$—

December 31, 2022
Derivative assets - interest rate swaps	$—	$—
Derivative liabilities - interest rate swaps	$—	$—

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

The Company determined that the valuation of its Unsecured Term Loan, Senior Unsecured Notes and Revolving Credit Facility are classified as Level 2 of the fair value hierarchy and its fixed rate mortgages are classified as Level 3 of the fair value hierarchy. The Senior Unsecured Notes had carrying values of $1.79 billion as of September 30, 2023 and December 31, 2022 and had fair values of $1.52 billion and $1.54 billion, respectively. The Mortgage Notes Payable had carrying values of $43.0 million and $48.0 million as of September 30, 2023 and December 31, 2022, respectively, and had fair values of $39.3 million and $45.4 million as of those dates. The fair value of the Revolving Credit Facility and Unsecured Term Loan are estimated to be equal to the carrying value as they are variable rate debt.

Note 11 – Equity Incentive Plan

In May 2020, the Company’s stockholders approved the Agree Realty Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the award to employees, directors and consultants of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 700,000 shares of the Company’s common stock. As of September 30, 2023, 317,970 shares of common stock were available for issuance under the 2020 Plan.

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

The Company estimates the fair value of restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the appropriate vesting period. The Company used 0% for the forfeiture rate for determining the fair value of restricted stock. The Company recognized expense relating to restricted share grants of $1.2 million and $0.9 million during the three months ended September 30, 2023 and 2022, respectively and $3.4 million and $3.0 million for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, there was $10.8 million of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 2.6 years. The intrinsic value of restricted shares redeemed during the nine months ended September 30, 2023 and 2022, was $2.7 million and $1.9 million, respectively.

Restricted share activity is summarized as follows:

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2022	183	$65.46

Restricted stock granted	82	$73.21
Restricted stock vested	(54)	$64.07
Restricted stock forfeited	(14)	$69.13

Unvested restricted stock at September 30, 2023	197	$68.78

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

The Company recognized expense related to performance units and shares for which the three-year performance period has not yet been completed of $0.6 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $1.6 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was $5.0 million of total unrecognized compensation costs related to performance units and shares for which the three-year performance period has not yet been completed, which is expected to be recognized over a weighted average period of 2.5 years.

The Company recognized expense related to performance units and shares for which the three-year performance period was completed, however the shares have not yet vested, of $0.1 million for each of the three months ended September 30, 2023 and 2022, and $0.4 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was $0.3 million of total unrecognized compensation costs related to performance units and shares for which the three-year performance period has been completed, however the shares have not yet vested, which is expected to be recognized over a weighted average period of 1.0 years.

Performance units and shares activity is summarized as follows:

	Target Number	Weighted Average
	of Awards	Grant Date
	(in thousands)	Fair Value
Performance units at December 31, 2022 - three-year performance period to be completed	85	$72.27

Performance units granted	47	$80.34
Performance units at September 30, 2023 - three-year performance period completed	(21)	$90.17

Performance units at September 30, 2023 - three-year performance period to be completed	111	$72.14

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Performance units and shares - three-year performance period completed but not yet vested at December 31, 2022	32	$61.91

Shares earned at completion of three-year performance period (1)	33	$90.17
Shares vested	(34)	$69.73

Performance units and shares - three-year performance period completed but not yet vested at September 30, 2023	31	$83.40

(1) Performance units granted in 2020 for which the three-year performance period was completed December 31, 2022 paid out at the 150% performance level

Restricted Stock - Directors

During the nine months ended September 30, 2023, 14,535 restricted shares were granted to independent members of the Company’s board of directors at a weighted average grant date fair value of $73.27 per share.

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

The Company estimates the fair value of board members’ restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the one-year vesting period. The Company recognized expense relating to restricted share grants to the board members of $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.8 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, there was $0.3 million of total unrecognized compensation costs related to the board members’ outstanding restricted shares, which is expected to be recognized over the remainder of 2023. The Company used 0% for the forfeiture rate for determining the fair value of this restricted stock.

Note 12 – Commitments and Contingencies

In the ordinary course of business, the Company is party to various legal actions which the Company considers to be routine in nature and incidental to the operation of its business. The Company believes that the outcome of the proceedings will not have a material adverse effect upon the Company’s consolidated financial position or results of operations.

Note 13 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to September 30, 2023 through the date on which these financial statements were issued to determine whether any of these events required disclosure in the financial statements.

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

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994.  The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership, of which the Company is the sole general partner and in which it held a 99.7% common interest as of September 30, 2023. Refer to Note 1- Organization in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for further information on the ownership structure. Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

As of September 30, 2023, the Company’s portfolio consisted of 2,084 properties located in 49 states and totaling approximately 43.2 million square feet of GLA. The portfolio was approximately 99.7% leased and had a weighted average remaining lease term of approximately 8.6 years. A significant majority of the Company’s properties are leased to national tenants and approximately 68.9% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

The Company elected to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 1994. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes and we intend to continue operating in such a manner.

Results of Operations

Overall

The Company’s real estate investment portfolio grew from approximately $5.74 billion in net investment amount representing 1,707 properties with 35.8 million square feet of GLA as of September 30, 2022 to approximately $6.61 billion in net investment amount representing 2,084 properties with 43.2 million square feet of GLA at September 30, 2023. The Company’s real estate investments were made throughout and between the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2023 on acquisitions that were made during 2022. Similarly, the full rental income impact of acquisitions made during 2023 to-date will not be seen until the remainder of 2023.

Acquisitions

During the three months ended September 30, 2023, the Company acquired 74 retail net lease assets for approximately $399.7 million, which includes acquisition and closing costs. These properties are located in 28 states and are leased to tenants operating in 23 diverse retail sectors for a weighted average lease term of approximately 11.5 years. The underwritten weighted-average capitalization rate on the Company’s acquisitions during the three months ended September 30, 2023 was 6.9%.1

During the nine months ended September 30, 2023, the Company acquired 232 retail net lease assets for approximately $1.01 billion, which includes acquisition and closing costs. These properties are located in 37 states and are leased to

1 When used within this discussion, “weighted-average capitalization rate” for acquisitions and dispositions is defined by the Company as the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the purchase and sales prices for occupied properties.

tenants operating in 25 diverse retail sectors for a weighted average lease term of approximately 11.5 years. The underwritten weighted-average capitalization rate on the Company’s acquisitions during the nine months ended September 30, 2023 was 6.8%.1

Dispositions

During the three months ended September 30, 2023, the Company disposed of one property for gross proceeds of $0.2 million and recognized a net loss of less than $0.1 million.

During the nine months ended September 30, 2023, the Company disposed of two properties for gross proceeds of $3.3 million and recognized a net gain of $0.3 million.

Development and Developer Funding Platform

During the three months ended September 30, 2023, the Company commenced two and completed eight development or Developer Funding Platform projects.  During the nine months ended September 30, 2023, the Company commenced nine and completed 17 development or Developer Funding Platform projects. At September 30, 2023, the Company had 16 development or Developer Funding Platform projects under construction.

Comparison of Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022

	Three Months Ended		Variance
	September 30, 2023	September 30, 2022	(in dollars)	(percentage)
Rental Income	$136,774	$110,031	$26,743	24%
Real Estate Tax Expense	$10,124	$8,526	$1,598	19%
Property Operating Expense	$5,518	$4,557	$961	21%
Depreciation and Amortization Expense	$45,625	$35,157	$10,468	30%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisitions and the ownership of an increased number of properties during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, as further described under Results of Operations - Overall above.

General and administrative expenses increased $1.8 million, or 26%, to $8.8 million for the three months ended September 30, 2023, compared to $7.0 million for the three months ended September 30, 2022. The increase was primarily the result of the growth in compensation costs due to inflationary increases and higher stock-based compensation expense as a result of changing the vesting period for awards granted in 2023. General and administrative expenses as a percentage of total revenue increased to 6.5% in the third quarter of 2023 up from 6.4% in the third quarter of 2022.

Interest expense increased $3.7 million, or 21%, to $20.8 million for the three months ended September 30, 2023, compared to $17.1 million for the three months ended September 30, 2022. The increase in interest expense was primarily a result of higher levels of borrowings in the third quarter of 2023 compared to the third quarter of 2022 in order to finance the acquisition and development of additional properties. Borrowings increased primarily from the $350 million 2029 Unsecured Term Loan that closed in July 2023 and the issuance of the $300 million 2032 Senior Unsecured Public Notes in August 2022. These borrowings and related amortization of deferred financing costs resulted in a combined increase of $4.4 million in interest expense during the three months ended September 30, 2023 as compared to the same period in 2022. While interest rates on the Revolving Credit Facility were higher during the third quarter of 2023, interest expense on the Revolving Credit Facility was $0.6 million lower in the third quarter of 2023 due to a lower average level of borrowings under the Revolving Credit Facility as compared to the third quarter of 2022.

1 When used within this discussion, “weighted-average capitalization rate” for acquisitions and dispositions is defined by the Company as the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the purchase and sales prices for occupied properties.

The Company recognized a $3.2 million provision for impairment during the three months ended September 30, 2023.  No such impairment was recognized during the three months ended September 30, 2022.  Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations plus estimated disposition proceeds and are not necessarily comparable period-to-period.

A loss on sale of assets, net of less than $0.1 million was recognized during the three months ended September 30, 2023, compared to a $3.0 million gain on sale of assets, net that was recognized during the three months ended September 30, 2022. Gains and loss on sales of assets are dependent on levels of disposition activity and the assets’ bases relative to their sales prices.  As a result, such gains and losses on sales are not necessarily comparable period-to-period.

Net income increased $2.1 million, or 5%, to $41.7 million for the three months ended September 30, 2023, compared to $39.6 million for the three months ended September 30, 2022.  The change was the result of the growth in the portfolio offset by the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders increased $2.1 million, or 6%, to $39.7 million for the three months ended September 30, 2023, compared to $37.6 million for the three months ended September 30, 2022.

Comparison of Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022

	Nine Months Ended		Variance
	September 30, 2023	September 30, 2022	(in dollars)	(percentage)
Rental Income	$393,259	$313,136	$80,123	26%
Real Estate Tax Expense	$29,429	$24,117	$5,312	22%
Property Operating Expense	$18,120	$13,575	$4,545	33%
Depreciation and Amortization Expense	$129,020	$95,666	$33,354	35%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisitions and the ownership of an increased number of properties during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, as further described under Results of Operations - Overall above.

General and administrative expenses increased $3.8 million, or 17%, to $26.1 million for the nine months ended September 30, 2023, compared to $22.3 million for the nine months ended September 30, 2022. The increase was primarily the result of the increase in compensation costs due to the growth in employee headcount, inflationary increases, and higher stock based compensation expense as a result of changing the vesting period for awards granted in 2023. General and administrative expenses as a percentage of total revenue decreased to 6.6% during the nine months ended September 30, 2023 from 7.1% during the nine months ended September 30, 2022.

Interest expense increased $12.1 million, or 26%, to $58.7 million for the nine months ended September 30, 2023, compared to $46.6 million for the nine months ended September 30, 2022. The increase in interest expense was primarily a result of higher levels of borrowings in 2023 in comparison to 2022 in order to finance the acquisition and development of additional properties, as well as higher interest rates under the Revolving Credit Facility. Borrowings increased from the $350 million 2029 Unsecured Term Loan that closed in July 2023 and the issuance of the $300 million 2032 Senior Unsecured Public Notes in August 2022. These borrowings resulted in increases in interest expense during the nine months ended September 30, 2023 of $2.7 million related to the 2029 Unsecured Term Loan, $7.1 million related to the 2032 Senior Unsecured Public Notes, and $0.5 million related to the amortization of deferred financing fees. In addition, overall interest rates on the Revolving Credit Facility during the nine months ended September 30, 2023 were higher than the comparative period in 2022 resulting in an increase in interest expense of $2.8 million. These increases in interest expense during 2023 were partially offset by an increase of $0.9 million of capitalized interest during the nine months ended September 30, 2023 as compared to the same period in 2022 due to the increased level of activity in development and Development Funding Platform projects during 2023.

Gain on sale of assets decreased $5.0 million, or 94%, to $0.3 million for the nine months ended September 30, 2023, compared to $5.3 million for the nine months ended September 30, 2022. Two properties were sold during the nine months ended September 30, 2023 while six properties were sold during the nine months ended September 30, 2022. Gains on sales of assets are dependent on levels of disposition activity and the assets’ bases relative to their sales prices. As a result, such gains are not necessarily comparable period-to-period.

Provision for impairment increased $3.5 million, or 344%, to $4.5 million for the nine months ended September 30, 2023, compared to $1.0 million for the nine months ended September 30, 2022.  Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount may not be recoverable through operations plus estimated disposition proceeds and are not necessarily comparable period-to-period.

Net income increased $12.4 million, or 11%, to $124.4 million for the nine months ended September 30, 2023, compared to $112.0 million for the nine months ended September 30, 2022.  The change was the result of the growth in the portfolio partially offset by the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders increased $12.5 million to $118.4 million, or 12% for the nine months ended September 30, 2023, compared to $105.9 million for the nine months ended September 30, 2022.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on its outstanding indebtedness, dividends and distributions to its stockholders and holders of the units of the Operating Partnership (the “Operating Partnership Common Units”), and future property acquisitions and development.

During the three months ended September 30, 2023, the Company repaid a $4.6 million, 5.01% per annum, interest only mortgage note at maturity in September 2023.

On July 31, 2023, the Company closed on an unsecured $350 million 5.5-year term loan (the “2029 Unsecured Term Loan”) which includes an accordion option that allows the Company to request additional lender commitments up to a total of $500 million and matures in January 2029. Borrowings under the Term Loan are priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings. Based on the Company’s credit ratings at the time of closing, pricing on the 2029 Unsecured Term Loan was 95 basis points over SOFR. The Company used the existing $350 million of forward starting interest rate swaps to hedge the variable SOFR priced interest to a weighted average fixed rate of 3.57% until January 2029.

The Company expects to meet its short-term liquidity requirements through cash and cash equivalents held as of September 30, 2023, cash provided from operations, and borrowings under its revolving credit facility. As of September 30, 2023, available cash and cash equivalents, including cash held in escrow, was $6.4 million.

As of September 30, 2023, the Company had $49.0 million outstanding on its revolving credit facility and $951.0 million available for future borrowings, subject to its compliance with covenants. The Company anticipates funding its long-term capital needs through cash provided from operations, borrowings under its revolving credit facility, and the issuance of debt and common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs is uncertain and cannot be predicted and could be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and in the other reports the Company has filed with the Securities and Exchange Commission (“SEC”).

Capitalization

As of September 30, 2023, the Company’s total enterprise value was approximately $7.99 billion. Total enterprise value consisted of $5.57 billion of common equity (based on the September 30, 2023 closing price Company common stock on the NYSE of $55.24 per common share and assuming the conversion of Operating Partnership Common Units), $175.0 million of preferred equity (stated at liquidation value) and $2.25 billion of total debt including (i) $49.0 million of borrowing under its revolving credit facility; (ii) $1.81 billion of senior unsecured notes; (iii) $350.0 million of unsecured term loan; (iv) $45.1 million of mortgage notes payable; less $6.4 million cash, cash equivalents and cash held in escrow. The Company’s total debt to total enterprise value was 28.2% at September 30, 2023.

At September 30, 2023, the non-controlling interest in the Operating Partnership consisted of a 0.3% common ownership interest in the Operating Partnership. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of Company common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all Operating Partnership Common Units, there would have been 100,867,336 shares of common stock outstanding at September 30, 2023.

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

Common Stock Offerings

In October 2022, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 750,000 shares, in connection with forward sale agreements. As of December 31, 2022, the Company settled 1,600,000 shares of these October 2022 forward sale agreements, realizing net proceeds of $106.2 million. During the nine months ended September 30, 2023, the Company settled the remaining 4,150,000 shares of these October 2022 forward sale agreements, realizing net proceeds of $275.0 million. The offering resulted in total net proceeds to the Company of $381.2 million after deducting fees and expenses and making certain adjustments as provided in the equity distribution agreement.

Preferred Stock Offering

As of September 30, 2023, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.

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

Under the current $750.0 million ATM Program, the Company has entered into forward sale agreements to sell an aggregate of 6,363,359 shares of common stock, for net proceeds of $433.4 million. Through December 31, 2022, the Company settled 245,591 shares of these forward sale agreements for net proceeds of approximately $18.1 million, after deducting fees and expenses. During the nine months ended September 30, 2023, the Company settled the remaining 6,117,768 shares of these forward sales agreements for net proceeds of approximately $415.4 million, after deducting fees and expenses.

After considering the shares of common stock issued or sold subject to forward sale agreements under the current ATM program, the Company had approximately $313.4 million of availability remaining under the program as of September 30, 2023.

Debt

The below table summarizes the Company’s outstanding debt as of September 30, 2023 and December 31, 2022 (presented in thousands):

	All-in	Coupon		Principal Amount Outstanding
	Interest Rate	Rate	Maturity	September 30, 2023	December 31, 2022
Senior Unsecured Revolving Credit Facility
Revolving Credit Facility (1)	6.20%		January 2026	$49,000	$100,000
Total Credit Facility				$49,000	$100,000

Unsecured Term Loan
2029 Unsecured Term Loan (2)	4.52%		January 2029	$350,000	$—
Total Unsecured Term Loan				$350,000	$—

Senior Unsecured Notes (3)
2025 Senior Unsecured Notes	4.16%	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes (4)	2.11%	2.00%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes (4)	3.49%	2.90%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	4.47%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes (4)	3.96%	4.80%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes (4)	2.13%	2.60%	June 2033	300,000	300,000
Total Senior Unsecured Notes				$1,810,000	$1,810,000

Mortgage Notes Payable
Single Asset Mortgage Loan	5.01%		September 2023	—	4,622
Portfolio Credit Tenant Lease	6.27%		July 2026	2,849	3,523
Four Asset Mortgage Loan	3.63%		December 2029	42,250	42,250
Total Mortgage Notes Payable				$45,099	$50,395

Total Principal Amount Outstanding				$2,254,099	$1,960,395

(1) The interest rate of the Revolving Credit Facility assumes SOFR as of September 30, 2023 of 5.32%.

(2) The interest rate of the Unsecured Term Loan reflects the credit spread of 95 basis points plus the impact of the interest rate swaps which convert $350 million of SOFR based interest to a fixed interest rate of 3.57%.

(3) All-in interest rate for Senior Unsecured Notes reflects the straight-line amortization of the terminated swap agreements, as applicable.

(4) The principal amounts outstanding are presented excluding their original issue discounts.

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

The Company and Richard Agree, the Executive Chairman of the Company, were parties to a Reimbursement Agreement dated November 18, 2014 (the “Reimbursement Agreement”).  Pursuant to the Reimbursement Agreement, Mr. Agree had agreed to reimburse the Company for any loss incurred under the Revolving Credit Facility in an amount not to exceed $14.0 million to the extent that the value of the Operating Partnership’s assets available to satisfy the Operating Partnership’s obligations under the Revolving Credit Facility is less than $14.0 million. The parties terminated the Reimbursement Agreement and entered into a new reimbursement agreement dated October 3, 2023 (the “New Reimbursement Agreement”).  Pursuant to the New Reimbursement Agreement, Mr. Agree has agreed to reimburse the Company for his proportionate share of loss incurred under the Revolving Credit Facility in an amount to be determined by facts and circumstances at the time of loss.

Unsecured Term Loan

The 2029 Unsecured Term Loan includes an accordion option that allows the Company to request additional lender commitments up to a total of $500 million and matures in January 2029. Borrowings under the Term Loan are priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings. The Company used the existing $350 million of forward starting interest rate swaps to hedge the variable SOFR priced interest to a weighted average fixed rate of 3.57% until January 2029.

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

Mortgage Notes Payable

As of September 30, 2023, the Company had total gross mortgage indebtedness of $45.1 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $80.0 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.80% as of September 30, 2023 and 3.94% as of December 31, 2022.

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

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of September 30, 2023, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of September 30, 2023.

Cash Flows

Operating - Most of the Company’s cash from operations is generated by rental income from its investment portfolio.  Net cash provided by operating activities for the nine months ended September 30, 2023 increased by $24.7 million over the same period in 2022, primarily due to the increase in the size of the Company’s real estate investment portfolio.

Investing - Net cash used in investing activities was $99.8 million lower during the nine months ended September 30, 2023, compared to the same period in 2022 primarily due to:

●	Cash used for property acquisitions decreased $155.9 million due to the overall decrease in the level of acquisition activity;
●	Proceeds from asset sales decreased by $40.6 million. Proceeds from asset sales are dependent on levels of disposition activity and the specific assets sold and are not necessarily comparable period-to-period; and
●	A $15.6 million increase in cash used for development investment due to changes in timing of development spend and more projects in progress during the nine months ended September 30, 2023 as compared to the number of projects in progress during the nine months ended September 30, 2022.

Financing - Net cash provided by financing activities decreased by $353.3 million during the nine months ended September 30, 2023, compared to the same period in 2022 primarily due to:

●	Net proceeds from the issuance of common stock decreased by $461.9 million;
●	Net repayments on the Revolving Credit Facility decreased $109.0 million. Net repayments on the Revolving Credit Facility were $51.0 million during the nine months ended September 30, 2023 while $160.0 million of net repayments were completed over the same period in 2022;
●	Net proceeds from unsecured borrowings increased by $52.5 million. During the nine months ended September 30, 2023, $350 million of proceeds were received as a result of the issuance of the $350 million 2029 Unsecured Term Loan while $297.5 million of proceeds were received during the nine months ended September 30, 2022 from the issuance of the 2032 Senior Unsecured Public Notes;

●	Total dividends and distributions paid to its common and preferred stockholders and non-controlling interest increased by $46.5 million due to the increase in the annualized common dividend rate and an increased number of common shares outstanding. The Company’s annualized common stock dividend declared during the third quarter of 2023 of $2.916 per common share, represents a 3.8% increase over the annualized dividend amount of $2.808 per common share declared in the same period in 2022; and
●	Payments of mortgage notes payable increased $4.7 million due to the repayment of a $4.6 million, 5.01% per annum, interest only mortgage note during the third quarter of 2023.

Material Cash Requirements

In conducting our business, the Company enters into contractual obligations, including those for debt and operating leases for land.

Detail on these obligations as of September 30, 2023, including expected settlement periods, is contained below (presented in thousands):

	2023
	(remaining)	2024	2025	2026	2027	Thereafter	Total
Mortgage Notes Payable	$231	$963	$1,026	$629	$—	$42,250	$45,099
Revolving Credit Facility (1)	—	—	—	49,000	—	—	49,000
Unsecured Term Loan	—	—	—	—	—	350,000	350,000
Senior Unsecured Notes	—	—	50,000	—	50,000	1,710,000	1,810,000
Land Lease Obligations	383	7,449	1,197	1,195	1,042	28,809	40,075
Estimated Interest Payments on Outstanding Debt (2)	24,287	87,996	86,716	82,877	81,497	211,780	575,153
Total	$24,901	$96,408	$138,939	$133,701	$132,539	$2,342,839	$2,869,327

(1)	The Revolving Credit Facility matures in January 2026, with options to extend the maturity date by six months up to two times, for a maximum maturity of January 2027.
(2)	Estimated interest payments calculated for (i) variable rate debt based on the rate in effect at period-end and (ii) fixed rate debt based on the coupon interest rate.

In addition to items reflected in the table above, the Company has issued preferred stock with cumulative cash dividends, as described under Equity – Preferred Stock Offering above.

During the nine months ended September 30, 2023 the Company had 33 development or Developer Funding Platform projects completed or under construction, for which 16 remain under construction as of September 30, 2023. Anticipated total costs for the 16 projects are approximately $67.0 million. These construction commitments will be funded using cash provided from operations, current capital resources on hand, and/or other sources of funding available to the Company.

The Company’s recurring obligations under its tenant leases for maintenance, taxes, and/or insurance will also be funded through the cash sources available to the Company described earlier.

Dividends

During the quarter ended September 30, 2023, the Company declared monthly dividends of $0.243 per common share for July, August and September 2023. The holder of the Operating Partnership Common Units is entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for July and August were paid during the three months ended September 30, 2023 and 2022, while September dividends and distributions were recorded as liabilities on the Condensed Consolidated Balance Sheet at September 30, 2023 and were paid on October 13, 2023.

During the quarter ended September 30, 2023, the Company declared monthly dividends on the Series A Preferred Shares for July, August and September 2023.  The September dividend was recorded as a liability on the Condensed Consolidated Balance Sheet at September 30, 2023 and was paid on October 2, 2023.

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

Reconciliations

The following table provides a reconciliation of net income to FFO, Core FFO and AFFO for the three and nine months ended September 30, 2023 and 2022 (presented in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Reconciliation from Net Income to Funds from Operations
Net income	$41,657	$39,577	$124,446	$111,996
Less Series A preferred stock dividends	1,859	1,859	5,578	5,578
Net income attributable to Operating Partnership common unitholders	39,798	37,718	118,868	106,418
Depreciation of rental real estate assets	29,769	23,073	84,498	63,842
Amortization of lease intangibles - in-place leases and leasing costs	15,258	11,836	43,356	31,307
Provision for impairment	3,195	—	4,510	1,015
(Gain) loss on sale or involuntary conversion of assets, net	20	(2,885)	(299)	(5,161)
Funds from Operations - Operating Partnership common unitholders	$88,040	$69,742	$250,933	$197,421

Amortization of above (below) market lease intangibles, net and assumed mortgage debt discount, net	8,377	8,458	25,866	25,007
Core Funds from Operations - Operating Partnership common unitholders	$96,417	$78,200	$276,799	$222,428

Straight-line accrued rent	(2,795)	(3,189)	(8,942)	(9,419)
Stock-based compensation expense	2,172	1,514	6,180	4,892
Amortization of financing costs and original issue discounts	1,160	791	3,217	2,070
Non-real estate depreciation	598	248	1,166	517
Adjusted Funds from Operations - Operating Partnership common unitholders	$97,552	$77,564	$278,420	$220,488

Funds from Operations per common share and partnership unit - diluted	$0.90	$0.86	$2.67	$2.59
Core Funds from Operations per common share and partnership unit - diluted	$0.99	$0.97	$2.94	$2.92
Adjusted Funds from Operations per common share and partnership unit - diluted	$1.00	$0.96	$2.96	$2.89

Weighted average shares and Operating Partnership common units outstanding
Basic	97,602,762	80,048,755	93,821,801	75,709,202
Diluted	97,697,092	80,937,065	94,079,978	76,238,311

Additional supplemental disclosure
Scheduled principal repayments	$228	$214	$673	$633
Capitalized interest	$466	$554	$1,669	$816
Capitalized building improvements	$3,602	$3,135	$6,697	$6,977

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal payments (presented in thousands) and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes.  Average interest rates shown reflect the impact of any swap agreements employed to fix interest rates.

	2023
	(remaining)	2024	2025	2026	2027	Thereafter	Total
Mortgage Notes Payable	$231	$963	$1,026	$629	$—	$42,250	$45,099
Average Interest Rate	6.27%	6.27%	6.27%	6.27%		3.63%

Revolving Credit Facility (1)	$—	$—	$—	$49,000	$—	$—	$49,000
Average Interest Rate				5.96%

Unsecured Term Loan	$—	$—	$—	$—	$—	$350,000	$350,000
Average Interest Rate (2)						4.52%

Senior Unsecured Notes	$—	$—	$50,000	$—	$50,000	$1,710,000	$1,810,000
Average Interest Rate			4.16%		4.26%	3.25%

(1)	The Revolving Credit Facility matures in January 2026, with options to extend the maturity date by six months up to two times, for a maximum maturity of January 2027.
(2)	The interest rate of the Unsecured Term Loan reflects the credit spread of 95 basis points plus the impact of the interest rate swaps which convert $350 million of SOFR based interest to a fixed interest rate of 3.57%.

The table above incorporates those exposures that exist as of September 30, 2023; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In June 2023, the Company entered into $350 million of forward starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate interest on $350 million of SOFR indexed debt to a weighted average fixed interest rate of 3.57% and are effective August 1, 2023 through January 1, 2029. The swaps are designated to hedge the variable rate interest payments indexed to SOFR in the Senior Unsecured Term Loan which matures January 2029. As of September 30, 2023, these interest rate swaps were valued as an asset of approximately $11.7 million.

The Company does not use derivative instruments for trading or other speculative purposes and the Company did not have any other derivative instruments or hedging activities as of September 30, 2023.

The fair value of the mortgage notes payable and senior unsecured notes is estimated to be $39.3 million and $1.52 billion, respectively, as of September 30, 2023. The fair value of the Revolving Credit Facility and Unsecured Term Loan approximate their carrying values as they are variable rate debt.

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

ITEM 2.        Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity

During the three months ended September 30, 2023 the Company withheld shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

Common stock repurchases during the three months ended September 30, 2023 were:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs
July 1, 2023 - July 31, 2023	45	$65.68	—	—
August 1, 2023 - August 31, 2023	817	61.80	—	—
September 1, 2023 - September 30, 2023	128	56.45	—	—
Total	990	$61.28	—	—

ITEM 3.        Defaults Upon Senior Securities

None.

ITEM 4.        Mine Safety Disclosures

Not applicable.

ITEM 5.        Other Information

During the quarter ended September 30, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6.        Exhibits

3.1

Articles of Incorporation of the Company, including all amendments and articles supplementary thereto (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

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

10.1

Term Loan Agreement, dated as of July 31, by and among Agree Realty Corporation, Agree Limited Partnership, PNC Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2023).

*10.2+	Employment Agreement, dated October 1, 2023, by and between Agree Realty Corporation and Joel Agree.

*22	Subsidiary Guarantors of Agree Realty Corporation

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer

**32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer

**32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer

*101

The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the three months ended September 30, 2023 formatted in Inline iXBRL (eXtensible Business Reporting Language): (i) the

Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

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

Date: October 24, 2023